Form 10-Q
period 1996-03-31
UCAR INTERNATIONAL INC
filed 1996-05-01
CIK 931148

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from .......... to ..........

                       Commission file Number: (1-13888)


                           UCAR INTERNATIONAL INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                      06-1385548
          ________                                      __________
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

39 Old Ridgebury Road, J-4, Danbury, Connecticut                  06817-0001
________________________________________________                  __________
   (Address of principal executive offices)                       (Zip Code)


     Registrant's telephone number, including area code:  (203) 207-7700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES [ X ]    NO [  ]

As of March 31, 1996, 46,155,518 shares of common stock, par value $.01 per share, were outstanding.

                           UCAR INTERNATIONAL INC.

                              TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION:

   Item 1. FINANCIAL STATEMENTS:

      Consolidated Balance Sheets as of March 31, 1996
        and December 31, 1995........................................   Page 3

      Consolidated Statements of Operations for the Three Months
        Ended March 31, 1996 and 1995................................   Page 4

      Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1996 and 1995................................   Page 5

      Consolidated Statement of Stockholders' Equity (Deficit) for
        the Three Months Ended March 31, 1996........................   Page 7

      Notes to Consolidated Financial Statements.....................   Page 8


   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.......................   Page 12


PART II. OTHER INFORMATION:

   Item 6. EXHIBITS AND REPORTS ON FORM 8-K..........................   Page 16

                         PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                  (Dollars in millions, except per share data)
                                                       March 31,   December 31,
                                                         1996          1995
                                                      _________    ___________
                        ASSETS                       (Unaudited)
Current assets:
  Cash and cash equivalents.........................   $   48        $   53
  Notes and accounts receivable.....................      194           180
  Inventories:
     Raw materials and supplies.....................       32            28
     Work in process................................       94            78
     Finished goods.................................       36            30
                                                       ______        ______
                                                          162           136
  Prepaid expenses..................................       28            34
                                                       ______        ______
          Total current assets......................      432           403

Property, plant and equipment.......................    1,017         1,013
Less: accumulated depreciation......................      642           635
                                                       ______        ______
          Net fixed assets..........................      375           378

Company carried at equity...........................       19            18
Other assets........................................       58            65
                                                       ______        ______
          Total assets..............................   $  884        $  864
                                                       ======        ======

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..................................   $   51        $   56
  Short-term debt...................................       29            31
  Payments due within one year on long-term debt....        3             1
  Accrued income and other taxes....................       52            50
  Other accrued liabilities.........................       77            90
                                                       ______        ______
          Total current liabilities.................      212           228

Long-term debt......................................      634           636
Other long-term obligations.........................      133           137
Deferred income taxes...............................       19            20
Minority stockholders' equity in consolidated
  entities..........................................        4             5

Common stock subject to "puts"......................        -             8
Less: related loans to management...................        -            (3)
                                                       ______        ______

Stockholder's equity (deficit):
  Preferred stock - par value $.01; authorized
     - 10,000,000 shares; issued - none.............        -             -
  Common stock - par value $.01; authorized
     - 100,000,000 shares; issued - 46,155,518
       shares.......................................        -             -
  Additional paid-in capital........................      491           485
  Cumulative foreign currency
     translation adjustment.........................     (115)         (116)
  Retained earnings (deficit).......................     (494)         (536)
                                                       ______        ______
          Total stockholders' equity (deficit)......     (118)         (167)
                                                       ______        ______
          Total liabilities and stockholders'
              equity (deficit)......................   $  884        $  864
                                                       ======        ======

See accompanying Notes to Consolidated Financial Statements.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  (Dollars in millions, except per share data)
                                  (Unaudited)
                                                               Three months
                                                              Ended March 31,
                                                            ___________________
                                                              1996       1995
                                                             ______     ______
Net sales.................................................   $  243     $  210
Cost of sales.............................................      150        136
                                                             ______     ______

Gross profit..............................................       93         74
Research and development..................................        2          2
Selling, administrative and other expenses................       22         22
Restructuring costs.......................................        -         30
Other (income) expense (net)..............................        1          6
                                                             ______     ______

          Operating profit................................       68         14

Interest expense..........................................       16         23
                                                             ______     ______

          Income (loss) before provision for income taxes.       52         (9)

Provision for income taxes................................       19         37
                                                             ______     ______

          Income (loss) of consolidated entities..........       33        (46)

Less: minority stockholders' share of income..............        -          1
Plus: UCAR share of net income
   from company carried at equity.........................        2          1
                                                             ______     ______

          Income (loss) before cumulative effect of
             change in accounting principle..............        35        (46)

Cumulative effect on prior years of change in accounting
   for inventories.......................................         7          -
                                                             ______     ______
          Net income (loss)..............................    $   42     $  (46)
                                                             ======     ======

Primary net income (loss) per common share
 (Note 7) (Pro forma in 1995):
   Income (loss) before cumulative effect of change in
     accounting principle................................    $ 0.73     $(0.01)
   Cumulative effect on prior years of change in
     accounting for inventories..........................      0.15          -
                                                             ______     ______
          Primary net income (loss) per share............    $ 0.88     $(0.01)
                                                             ======     ======
          Weighted average common shares outstanding
             (Pro forma in 1995) (in thousands)..........    48,191     47,738
                                                             ======     ======

See accompanying Notes to Consolidated Financial Statements.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents

                             (Dollars in millions)
                                   (Unaudited)
                                                               Three Months
                                                              Ended March 31,
                                                          _____________________
                                                             1996         1995
                                                           ______       ______
Cash flow from operating activities:
 Net income (loss).......................................  $   42       $  (46)
 Cumulative effect on prior years of change in
    accounting for inventories...........................      (7)           -
 Non-cash (credits) charges to net income (loss):
   Depreciation..........................................      10           10
   Deferred income taxes.................................      11           (5)
   Restructuring costs...................................       -           30
   Other non-cash charges................................       3            8
 Working capital *.......................................     (45)          16
 Long-term assets and liabilities........................      (6)          (4)
                                                           ______       ______
     Net cash provided by operating activities...........       8            9
                                                           ______       ______
Cash flow from investing activities:
 Capital expenditures....................................     (11)          (5)
 Purchase of minority shares in subsidiary...............      (2)           -
 Redemption/sale of assets...............................       1            -
                                                           ______       ______
     Net cash used in investing activities...............     (12)          (5)

Cash flow from financing activities:
 Short-term debt.........................................      (2)         (19)
 Long-term debt borrowings...............................       -          960
 Long-term debt reductions...............................       -         (223)
 Financing costs.........................................      (1)         (63)
 Sale of common stock, net of loans to management........       2          200
 Cash distribution to stockholders.......................       -         (756)
                                                           ______       ______
     Net cash (used in) provided by financing activities.      (1)          99
                                                           ______       ______
Net (decrease) increase in cash and cash equivalents.....      (5)         103
Effect of exchange rate changes on
  cash and cash equivalents..............................       -           (5)
Cash and cash equivalents at beginning of period.........      53           60
                                                           ______       ______
Cash and cash equivalents at end of period...............  $   48       $  158
                                                           ======       ======

                                                                    (Continued)

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued


                                                               Three Months
                                                              Ended March 31,
                                                           ____________________
                                                             1996         1995
                                                           ______       ______
Supplemental disclosures of cash flow information:
 Net cash paid during the year for:
   Interest expense......................................  $   21       $    8
   Income taxes..........................................       4            4


* Net change in working capital by component (excluding
   cash and cash equivalents, deferred income taxes and
   short-term debt):
   (Increase) decrease in current assets
      Notes and accounts receivable:
          Sale of receivables............................  $    5       $   (4)
          Other changes..................................     (21)           1
      Inventories........................................     (15)          (1)
      Prepaid expenses and other current assets..........       6           (1)
   Increase (decrease) in payables and accruals..........     (20)          21
                                                           ______       ______
          Working capital................................  $  (45)      $   16
                                                           ======       ======

See accompanying Notes to Consolidated Financial Statements.

                                     - 6 -

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

            Consolidated Statement of Stockholders' Equity (Deficit)

                       Three Months Ended March 31, 1996

                             (Dollars in millions)
                                  (Unaudited)


                                                                      Cumulative
                                                                        Foreign
                                                        Additional      Currency      Retained        Total
                                             Common      Paid-in      Translation     Earnings     Stockholders'
                                             Stock       Capital       Adjustment     (Deficit)  Equity (Deficit)
                                            --------     -------      -----------     --------   -----------------
Balance at December 31, 1995...........     $      -     $    485      $   (116)      $   (536)      $   (167)
Exercise of employee stock options.....                         1             -              -              1
Tax benefit arising from exercise
   of employee stock options...........            -            1             -              -              1
Reclassification of:
    Common stock subject to "puts".....            -            8             -              -              8
    Related loans to management........            -           (3)            -              -             (3)
Registration cost of offering..........            -           (1)            -              -             (1)
Translation adjustments................            -            -             1              -              1
Net income.............................            -            -             -             42             42
                                            --------     --------      --------       --------       --------
Balance at March 31, 1996..............     $      -     $    491      $   (115)      $   (494)      $   (118)
                                            ========     ========      ========       ========       ========

See accompanying Notes to Consolidated Financial Statements.

                                     - 7 -

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


(1)   INTERIM FINANCIAL PRESENTATION

The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission ("Commission") and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in stockholders' equity (deficit) for the periods presented. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996.

As used in these Notes, references to "UCAR" mean UCAR International Inc., to "Global" mean UCAR Global Enterprises Inc., a direct, wholly-owned subsidiary of UCAR, and to the "Company" mean UCAR and its subsidiaries (including Global), collectively. Separate financial statements of Global are not presented because they would not be material to holders of senior subordinated notes. The Company's investment in EMSA (Pty.) Ltd. ("EMSA"), a 50%-owned company, is carried on the equity basis and its proportional share of the net income of EMSA is reported under the caption "UCAR share of net income from company carried at equity". At March 31, 1996, retained earnings (deficit) included $37 million representing UCAR's share of the undistributed earnings (prior to foreign currency translation adjustment) of EMSA.

(2)   UCAR GLOBAL ENTERPRISES INC.

UCAR has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of Global.

The following is a summary of the consolidated assets and liabilities of Global and its subsidiaries at March 31, 1996 and December 31, 1995 and its consolidated results of operations for the three months ended March 31, 1996 and 1995:

                                                      March 31,    December 31,
                                                        1996           1995
                                                      ________     ___________
                                                       (Dollars in millions)
Assets:
  Current assets...................................   $  432         $  403
  Non-current assets...............................      452            461
                                                      ______         ______
     Total assets..................................   $  884         $  864
                                                      ======         ======
Liabilities:
  Current liabilities..............................   $  212         $  228
  Non-current liabilities..........................      786            793
                                                      ______         ______
     Total liabilities.............................   $  998         $1,021
                                                      ======         ======
Minority stockholders' equity in
     consolidated entities.........................   $    4         $    5
                                                      ======         ======

                                     - 8 -

                                                               Three months
                                                              Ended March 31,
                                                            ___________________
                                                             1996         1995
                                                            ______       ______
                                                           (Dollars in millions)
Net Sales................................................  $  243       $  210
Gross profit.............................................      93           74
Income (loss) before cumulative effect of
   change in accounting principles.......................      35          (46)
Net income (loss)........................................      42          (46)


(3)   CHANGE IN ACCOUNTING FOR INVENTORIES

Effective January 1, 1996, the Company changed its method of determining LIFO inventories. The new methodology provides specifically identified parameters for defining new items within the LIFO pool which the Company believes improves the accuracy of costing those items.

The Company recorded income of $7 million (after related taxes of $4 million) as the cumulative effect on prior years of this change in accounting for inventories. The Company believes this change will not materially impact the Company's ongoing results of operation.

(4)   INCOME TAXES

In connection with the leveraged recapitalization of the Company in January 1995 ("Recapitalization"), certain foreign subsidiaries borrowed and repatriated funds to the United States. In the three months ended March 31, 1995, the Company recorded a tax liability of $37 million in connection therewith.

(5)   RESTRUCTURING COSTS

The Company recorded restructuring costs of $30 million in the three months ended March 31, 1995 to write-off fixed assets of $22 million and accrue $8 million of related shutdown costs in connection with a project to close certain high cost manufacturing operations and to add modern lower cost manufacturing operations at the Company's North American graphite electrode plants.

(6) OTHER (INCOME) EXPENSE - NET

The following is an analysis of other (income) expense (net):

                                                               Three months
                                                              Ended March 31,
                                                            ___________________
                                                             1996         1995
                                                            ______       ______
                                                           (Dollars in millions)
Foreign currency adjustments.............................  $    1       $    2
Interest income..........................................      (2)          (7)
Brazilian monetary correction............................       -            2
Bank fees due to Recapitalization........................       -            7
Other....................................................       2            2
                                                           ------       ------
                                                           $    1       $    6
                                                           ======       ======


(7)   EARNINGS PER SHARE

Primary Net Income Per Share

Primary net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding reflects shares of common stock outstanding, including common stock equivalents calculated in accordance with the "treasury stock method," wherein the net proceeds therefrom are assumed to repurchase shares of common stock at the average price for the period. Fully diluted earnings per share is not significantly different than primary net income per share, and therefore, has not been presented.

Pro Forma Net Loss Per Share

For the unaudited pro forma net loss per share data presented on the Consolidated Statements of Operations, historical net loss for the three months ended March 31, 1995 has been adjusted as if the Recapitalization and the Company's initial public offering ("Initial Offering"), redemption of senior subordinated notes ("Redemption") and refinancing of credit facilities ("Refinancing") had occurred as of January 1, 1995 and to exclude the extraordinary charge and the non-recurring effects of the Recapitalization and the Initial Offering. The weighted average number of common shares outstanding reflects shares of common stock outstanding after the Initial Offering, including common stock equivalents calculated in accordance with the "treasury stock method," wherein the net proceeds therefrom are assumed to repurchase shares of common stock at $23.75 (the initial public offering price per share in the Initial Offering).

The following table is a summary of the pro forma adjustments to net loss (dollars in millions):

     Net loss as reported in the Consolidated Financial Statements...   $  (46)

     Pro forma effects of the Recapitalization (after tax):
        Compensation expense related to the Company's
          long term incentive compensation plan......................        1
        Senior subordinated credit facility expense..................        4
        Net adjustment to interest...................................       (3)
        Taxes due to Recapitalization................................       37

     Pro forma effects of the Initial Offering and
       Redemption (after tax):
        Net adjustment to interest...................................        4

     Pro forma effects of the Refinancing (after tax):
        Net adjustment to interest...................................        2
                                                                        ------
     Pro forma net loss..............................................   $   (1)
                                                                        ======

                           UCAR INTERNATIONAL INC.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

As used herein, references to "UCAR" mean UCAR International Inc., to "Global" mean UCAR Global Enterprises Inc., a direct, wholly-owned subsidiary of UCAR, and to the "Company" mean UCAR and its subsidiaries (including Global), collectively.

On January 26, 1995, the Company consummated a leveraged recapitalization ("Recapitalization"). On August 15, 1995, UCAR completed its initial public offering of common stock ("Initial Offering"). On September 11, 1995, the Company acquired substantially all of the outstanding common stock of its Brazilian subsidiary, UCAR Carbon S.A., held by public shareholders in Brazil. On September 15, 1995, the Company redeemed $175 million aggregate principal amount of Senior Subordinated Notes ("Subordinated Notes") at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued interest thereon of approximately $4 million. On October 19, 1995, the Company refinanced its existing credit facilities ("Recapitalization Bank Facilities") and entered into new credit facilities ("Senior Bank Facilities") at more favorable interest rates and with more favorable covenants.

On March 6, 1996, certain stockholders of UCAR sold 16,675,000 shares of UCAR's common stock, par value $.01 per share ("Common Stock") in a secondary public offering ("Secondary Offering"). In the Secondary Offering, Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, "Blackstone"), Chemical Equity Associates and certain members of management sold approximately 15,449,000 shares, 826,000 and 400,000 shares, respectively. After the Secondary Offering, Blackstone owned approximately 20% of the outstanding shares of Common Stock. UCAR did not sell any shares in the Secondary Offering and did not receive any proceeds from the shares sold by the selling stockholders. Approximately 193,000 of the shares sold by management consisted of shares issued upon the exercise of vested stock options concurrently with the Secondary Offering and the Company received proceeds of $1.5 million from the exercise of such options.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 as Compared to Three Months Ended March 31,
1995

Net sales of $243 million in the first quarter of 1996 ("1996 First Quarter") represent a 16% increase over net sales of $210 million in the first quarter of 1995 ("1995 First Quarter"). Of this increase, $4 million was due to an increase of 1,300 metric tons in the volume of graphite electrodes sold and $18 million was due to an increase of 12% in the average selling price per metric ton (in dollars and net of changes in currency exchange rates) of graphite electrodes sold. Net sales of graphite specialty products in the 1996 First Quarter increased 15% to $30 million from $26 million in the 1995 First Quarter. This $4 million increase was due to higher prices on certain products and a favorable shift in product mix. Net sales of carbon specialty products in the 1996 First Quarter rose 29% to $22 million from $17 million in the 1995 First Quarter. Increased demand for carbon electrodes as a result of increased silicon metal production and a 6% price increase effective January 1, 1996 were the main contributors to the strong growth in carbon specialty products net sales.

Cost of sales increased 10% to $150 million in the 1996 First Quarter from $136 million in the 1995 First Quarter. This increase was primarily due to increased volume of graphite electrodes, carbon specialty and graphite specialty products sold.

As a result of the changes described above, the Company's gross profit margin increased to 38.3% in the 1996 First Quarter from 35.2% in the 1995 First Quarter.

Selling, administrative and other expenses were stable at $22 million in each of the 1996 First Quarter and the 1995 First Quarter.

Restructuring costs of $30 million were incurred in the 1995 First Quarter in connection with a project, approved by UCAR's Board of Directors in January 1995, which involves the closure of certain high cost manufacturing operations and the addition of modern lower cost manufacturing operations at the Company's North American graphite electrode plants ("Rationalization Project"). The Rationalization Project is expected to yield approximately $23 million in annual cost savings, with approximately $20 million expected to be realized in 1996 and the full $23 million expected to be realized in 1997 (in each case, as compared to 1994). These restructuring costs include fixed asset write-offs of $22 million and $8 million of facility closing expenses and environmental clean-up costs. No restructuring costs were incurred in the 1996 First Quarter.

Other (income) expense (net) was expense of $1 million in the 1996 First Quarter as compared to expense of $6 million in the 1995 First Quarter. The major difference was a $6 million expense associated with a back-up senior subordinated credit facility provided by Chemical Bank in connection with the Recapitalization. This facility was not used and the fees were expensed in the 1995 First Quarter.

Operating profit in the 1996 First Quarter was $68 million (28% of net sales) as compared to $14 million (7% of net sales) in the 1995 First Quarter. Excluding the restructuring costs of $30 million, the non-recurring expenses of $6 million for a senior subordinated credit facility which was available but not used in connection with the Recapitalization and $2 million under the Company's long term incentive compensation plan which were incurred as a result of the Recapitalization, operating profit in the 1995 First Quarter would have been $52 million (25% of net sales).

Interest expense decreased to $16 million in the 1996 First Quarter from $23 million in the 1995 First Quarter. Excluding the effect on interest expense as a result of the Recapitalization, the Initial Offering, the Redemption and the Refinancing, interest expense would have been $19 million in the 1995 First Quarter. The average outstanding total debt balance in the 1996 First Quarter was $669 million as compared to $770 million in the 1995 First Quarter, and the average annual interest rate in the 1996 First Quarter was 9.63% as compared to 9.75% in the 1995 First Quarter.

The provision for income taxes was $19 million in the 1996 First Quarter as compared to $37 million in the 1995 First Quarter. The decrease in income tax expense was primarily due to non-recurring taxes of approximately $37 million in the 1995 First Quarter associated with the Recapitalization as a result of the repatriation to the United States of funds borrowed by foreign subsidiaries, partially offset by the effect of the improvement in income before provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Debt

At March 31, 1996, the Company had total debt of $666 million as compared to $668 million at December 31, 1995, and a stockholders' deficit of $118 million at March 31, 1996 as compared to $167 million at December 31, 1995. The Company believes that cash flow from operations combined with its $100 million revolving credit facility and existing cash balances will be adequate to meet the Company's debt service requirements, fund continued capital requirements, allow for growth opportunities and meet working capital and general corporate needs.

Inventory Levels and Working Capital

Inventory levels at any specified date are affected by increases in inventories of raw materials to meet anticipated increases in sales of finished products, customer buy-ins and other factors affecting net sales from quarter to quarter. Inventory levels increased in the 1996 First Quarter to $162 million at March 31, 1996 from $136 million at December 31, 1996. This increase was primarily due to an $11 million LIFO accounting method change, a $9 million temporary build-up of inventory in North America due to the Rationalization Project and a $6 million increase of inventory in Europe to meet anticipated export orders.

The Company's working capital increased to $220 million at March 31, 1996 from $175 million at December 31, 1995. Cash and cash equivalents were $5 million lower at March 31, 1996 than at December 31, 1995. Cash and cash equivalents at March 31, 1996 included $4 million set aside for the Rationalization Project and $28 million held by the Company's Brazilian subsidiary.

Capital Expenditures

Capital expenditures aggregated $11 million (including $3 million for the Rationalization Project) in the 1996 First Quarter as compared to $5 million in the 1995 First Quarter. Capital expenditures have been and will be made during 1996 to maintain existing facilities and equipment, to achieve cost savings, to improve operating efficiency (including the Rationalization Project and other restructuring and reengineering projects). The Company expects capital expenditures in 1996 to total approximately $60 million (including expenditures relating to the Rationalization Project which were pre-funded as part of the Recapitalization). Capital expenditures for environmental protection have not been and are not expected to be a significant factor with respect to the Company's capital expenditures as a whole.

OTHER MATTERS

Restrictions on Dividends or Distributions

Under the Senior Bank Facilities, UCAR and Global are generally permitted to pay dividends to their respective stockholders only in an annual amount up to the greater of $15 million or a specified percentage of adjusted consolidated net income.

The indenture relating to the Subordinated Notes restricts the payment of dividends by Global to UCAR if (a) at the time of such proposed dividend, Global is unable to meet certain indebtedness incurrence and income tests or
(b) the total amount of the dividend paid exceeds specified aggregate limits based on consolidated net income, net proceeds from asset and stock sales and certain other transactions. Such restrictions are not applicable to dividends
(i) in respect of UCAR's administrative fees and expenses and (ii) for the specific purpose of the purchase or redemption by UCAR of capital stock held by present or former officers of the Company up to $5 million per year or $25 million in the aggregate.

Changes in Accounting Principles

Effective January 1, 1996, the Company changed its method of determining LIFO inventories. The new methodology provides specifically identified parameters for defining new items within the LIFO pool which the Company believes improves the accuracy of costing those items.

The Company recorded income of $7 million (after related taxes of $4 million) as the cumulative effect on prior years of this change in accounting for inventories. The Company believes this change will not materially impact the Company's ongoing results of operation.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation" which is effective for years beginning after December 15, 1995. SFAS 123 permits a fair value based method of accounting for employee stock compensation plans. It also allows a company to continue to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue to use the accounting prescribed by APB 25 must make pro forma disclosures of net income and net income per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company intends to continue the method of accounting for stock-based compensation prescribed by APB 25; accordingly, the adoption of SFAS 123 will have no effect with the exception of expanded disclosures required under SFAS 123.

                           UCAR INTERNATIONAL INC.

                        PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number                         Description of Exhibit
- - -------                        ----------------------

2.28 Trade Name and Trademark License Agreement dated March 1,1996 between Union Carbide Corporation and UCAR Carbon
            Technology Corporation

10.34 (b)   Amendment to Annual Incentive Compensation Plan effective July
            28, 1995

11          Statement re: computation of per share earnings

18          Letter re: change in accounting principle

27          Financial Data Schedule

(b)  REPORTS ON FORM 8-K

No Report on Form 8-K has been filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

                           UCAR INTERNATIONAL INC.


                                  SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           UCAR INTERNATIONAL INC.


Date: May 1, 1996                          By:  /s/ William P. Wiemels
                                                ______________________
                                                William P. Wiemels
                                                Vice President, Chief
                                                Financial Officer and Treasurer
                                                (Principal Financial Officer)