Form 10-K405
period 1995-12-31
UCAR INTERNATIONAL INC
filed 1996-06-05
CIK 931148

_______________________________________________________________________________
        THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON MARCH 22, 1996.
        -----------------------------------------------------------------
______________________________________________________________________________
- ------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       __________________________________

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
 For The Transition Period From  ...................... To  ....................

                                                    (1-13888)
Commission File Number:  ......................................................

                             UCAR INTERNATIONAL INC.
             (Exact Name Of Registrant As Specified In Its Charter)

            DELAWARE                                             06-1385548
- --------------------------------                             ------------------
(State Or Other Jurisdiction                                 (I.R.S. Employer
Of Incorporation Or Organization)                           Identification No.)

39 OLD RIDGEBURY ROAD, DANBURY, CONNECTICUT                       06817-0001
- --------------------------------------------                      -----------
  (Address Of Principal Executive Offices)                        (Zip Code)

       Registrant's telephone number, including area code: (203) 207-7700

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                      Name of each exchange on
                                                       which registered
- --------------------------------------             -------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE              NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [X]

     As of March 15, 1996, 46,155,518 shares of Common Stock, par value $.01 per share, were outstanding. The aggregate market value of the outstanding Common Stock on March 15, 1996 (based upon closing sale price of the Common Stock on the New York Stock Exchange on such date) held by non-affiliates of the registrant was approximately $1,333 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required under Part II (Items 5, 6, 7 and 8) is, in part, incorporated by reference from the UCAR International Inc. Annual Report to
Stockholders for 1995, which is filed as an exhibit hereto. The information required under Part III is incorporated by reference from the UCAR International Inc. Proxy Statement for the Annual Meeting of Stockholders for 1996, which is being filed concurrently with the filing hereof.
_______________________________________________________________________________
- -------------------------------------------------------------------------------

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                         PAGE
                                                                         ----

PART I    .............................................................     1
Item 1.   Business.....................................................     1
          Summary......................................................     1
          Business Strategies..........................................     2
          Growth Strategies............................................     3
          Corporate History and Recent Developments....................     4
          Markets and Industry Overview................................     5
          Manufacturing Processes and Operations.......................     7
          Products.....................................................     8
          Raw Materials and Suppliers..................................     9
          Sales and Customer Service; Research and Development.........     9
          Distribution.................................................    10
          Patents and Trademarks.......................................    10
          Competition..................................................    10
          Environmental Matters........................................    11
          Insurance....................................................    13
          Employees....................................................    13
          Description of Senior Bank Facilities........................    14
          Description of Subordinated Notes............................    15
Item 2.   Properties...................................................    16
Item 3.   Legal Proceedings............................................    17
Item 4.   Submission of Matters to a Vote of Security Holders..........    17
PART II   .............................................................    18
Item 5.   Market for the Registrant's Common Stock
            and Related Security Holder Matters........................    18
Item 6.   Selected Financial Data......................................    18
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............    18
Item 8.   Financial Statements and Supplementary Data..................    18
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure........................    18
PART III  .............................................................    19
          Items 10 to 13 inclusive.....................................    19
          Executive Officers and Directors.............................    19
PART IV   .............................................................    21
Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K........................................    21

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                     PART I

ITEM 1. BUSINESS

     Unless otherwise indicated or the context otherwise requires, all references to 'UCAR' mean UCAR International Inc. and all references to the 'Company' mean UCAR, its wholly and majority owned subsidiaries (including UCAR Global Enterprises Inc., a direct, wholly owned subsidiary of UCAR ('Global'), and its and their predecessors (insofar as a predecessor's activities related to the carbon and graphite products business), collectively. Unless otherwise indicated, all financial information refers to that of the Company on a consolidated basis (using the equity method for EMSA (Pty.) Ltd., its 50% owned affiliate ('EMSA')).

     Unless  otherwise  indicated,  all information has been adjusted to reflect
(i) the exchange effected on December 31, 1993 described in note 1 to the Consolidated Financial Statements at December 31, 1994 and 1995 and for each of the years in the three year period ended December 31, 1995 and (ii) the reclassification of the common stock of UCAR, and the stock splits effected after, par value $.01 per share (the 'Common Stock') in connection with, the consummation of a leveraged recapitalization of the Company on January 26, 1995 (the 'Recapitalization'), in each case as described in note 1 to such Consolidated Financial Statements.

SUMMARY

     The Company is the largest manufacturer of graphite and carbon electrodes in the world, with sales in over 70 countries and manufacturing facilities on four continents. Graphite electrodes, the Company's principal product, are used primarily in the production of steel in an electric arc furnace ('EAF'), the steelmaking technology used by virtually all 'mini-mills,' as well as in the refining of steel using ladle furnaces. Carbon electrodes are used primarily to produce silicon metal, which is used in the manufacture of aluminum. The Company estimates that approximately two-thirds of EAF steelmakers worldwide purchased graphite electrodes from the Company in 1995. The Company further estimates that, in 1995, it sold approximately 42% of all graphite electrodes purchased in the United States, Western Europe and the other countries in which the Company operates manufacturing facilities (the 'Home Markets'), and that EMSA sold approximately 99% of all graphite electrodes purchased in South Africa, which represents approximately an additional 4% of all graphite electrodes purchased in the Home Markets (including, for this purpose, South Africa). Graphite electrodes and carbon electrodes accounted for approximately 75% and 6%, respectively, of the Company's net sales in 1995. The Company also manufactures other graphite and carbon products, as well as cooling systems and components for steelmaking furnaces and other high temperature applications.

     The Company has benefited from reduced costs resulting from its successful restructuring and re-engineering projects, as well as from significant increases in electrode pricing (attributable in large part to an industry-wide capacity reduction) which have taken place since mid-1992. The Company's net sales have increased to $901 million in 1995 from $659 million in 1992.

     Electrodes act as conductors of electricity in a furnace, generating sufficient heat to melt scrap metal or other raw materials used to produce steel, silicon metal or other materials. The electrodes are gradually consumed in the course of such production. In the case of graphite electrodes in an EAF, one electrode must be replaced, on average, every eight to ten operating hours ('a stick a shift'). Graphite electrodes are presently the only products available that are capable of sustaining the levels of heat required in an EAF and, therefore, demand for graphite electrodes is directly related to the amount of EAF steel produced.

     Worldwide EAF steel production represented approximately 33% of total steel production in 1995 as compared to approximately 18% in 1975, according to industry and Company estimates. The Company estimates that EAFs operating worldwide produced an aggregate of approximately 245 million metric tons of steel in 1995. During 1995, the Company estimates that the net increase in EAF steel production capacity was approximately 20 million metric tons. The Company supplied all or a portion of the graphite electrodes consumed by approximately 50% of the new EAFs which commenced operation during 1995.

     The Company believes that EAF steelmaking has become more efficient and cost effective due to technological improvements in EAF steelmaking processes and equipment design and in graphite electrodes. This improved efficiency has resulted in a decrease in the quantity of graphite electrodes consumed per metric ton of steel produced (known as 'Specific Consumption'). From 1985 through mid-1992, this decrease was offset by increased levels of EAF steel production, which resulted in relatively stable demand for graphite electrodes. The Company believes that since mid-1992 the increased levels of production have more than offset the decrease in Specific Consumption and that, as a result, global demand for graphite electrodes has increased at a rate exceeding 2% per year.

     The rapid growth in EAF steel production through the 1970s led to over expansion in capacity for the manufacture of graphite electrodes. Beginning in the early 1980s, this expansion, together with declining Specific Consumption, resulted in downward pressure on pricing, significant consolidation in the number of manufacturers and industry-wide capacity reduction. The Company estimates that capacity worldwide, excluding China, the former Soviet Union, India and Eastern Europe other than the former East Germany (the 'Free World'), and capacity of the Company have each been reduced by approximately one-third since 1985. Presently, there is only one global manufacturer of electrodes in the Free World other than the Company (which, together with the Company's approximate 31% share of the Free World market, accounted for approximately 58% of the Free World market in 1995, according to Company estimates) and there are in total only eight other Free World manufacturers. Additionally, EMSA supplied approximately 99% of the South African market in 1995, which accounted for approximately 3% of the Free World market.

BUSINESS STRATEGIES

     Restructuring and Re-engineering Projects. The Company has implemented three successful restructuring and re-engineering projects since the mid-1980s which have eliminated work, improved operating efficiency and reduced costs. In connection with these projects, the Company has reduced or eliminated production at higher cost facilities, maximized production at lower cost facilities, lowered inventory levels, significantly reduced the number of employees worldwide, significantly shortened the average graphite electrode production cycle time, closed manufacturing facilities, consolidated manufacturing operations and consolidated sales offices. As a result of these projects, the quantity of graphite and carbon electrodes sold per employee has increased since 1990 by approximately 43% from 53 metric tons of electrodes per employee in 1990 to 76 metric tons per employee in 1995. In addition, by the end of 1994, the Company had achieved annual cost savings of approximately $101 million (as compared to 1990). The Company expects to achieve approximately $15 million in additional annual cost savings from these projects by the end of 1996 (as compared to 1994).

     In January 1995, UCAR's Board of Directors approved an additional project (the 'Rationalization Project') to close certain high cost manufacturing operations and expand modern lower cost manufacturing operations at the Company's North American graphite electrode plants. The Rationalization Project is expected to yield approximately $23 million in additional annual cost savings, with approximately $8 million in savings having been realized in 1995, $20 million expected to be realized in 1996 and the full $23 million expected to be realized during 1997 (in each case, as compared to 1994). Other smaller projects to improve raw materials technology, enhance equipment technology and upgrade certain production facilities (collectively, the 'Technology Improvement Projects'), identified by the Company and being implemented in 1996 and 1997, are expected to yield approximately $5 million of additional annual cost savings by the end of 1997 (as compared to 1994). The Company intends to continue to pursue other opportunities for cost savings.

     In connection with these business strategies, beginning in the mid-1980s, the Company formally began training employees in total quality control concepts and created teams which use statistical process control techniques to measure the capabilities of the Company's manufacturing processes. As a result of this training and the activities of these teams, the Company was able to reduce waste and redundant efforts in many of its manufacturing processes and systems and to statistically stabilize manufacturing to more consistently produce high quality products at lower costs. In 1991, the Company, with the assistance of consultants and employee work teams, began performing further re-engineering activities, including the evaluation of labor and work flow, systems design and other factors in the Company's manufacturing processes and operations. As a result of these activities, the Company was able to further reduce its work force, eliminate management layers, streamline manufacturing processes and reduce further shorten production cycle time periods. The Company intends to continue to implement total quality control techniques and use teams to manage and operate, and to continue its re-engineering activities, in every phase of its manufacturing processes to improve efficiency and achieve cost savings.

     Emphasis on Customer Service. The Company is committed to providing a high level of technical service support to its customers, focused (particularly in the case of graphite electrode customers) on maximizing customers' operating efficiency. The Company employs approximately 60 engineers who work together with the Company's sales force at both the Company's facilities and customers' plants. They prepare detailed theoretical and practical studies relating to the EAF production process and provide technical assistance to customers in, among other things, all areas of EAF operation and design, including equipment evaluation and control, electrode size and grade, process flow, transformer size and characteristics, electrical control, power utilization and electrode purchase management. They also provide training in the use of Company products. Such technical assistance includes periodically monitoring certain customers'
EAF efficiency levels via computer modem. In addition, the Company employs a global direct sales force in 18 sales offices on four continents to serve its customers more effectively. The Company believes that its customer service program is unique in the electrode industry and provides an important competitive advantage.

     Technical Improvements. The Company conducts research and development activities, both independently and in conjunction with suppliers, customers and others, designed to improve product quality and manufacturing processes. Research and development activities are conducted by approximately 80 technical professionals at a dedicated technology center. These activities include the performance of statistically designed, multi-variable experiments, which are assessed by both business and technology personnel. The Company's research and development activities are integrated with the efforts of over 100 engineers at the Company's manufacturing facilities who are focused on improving manufacturing processes. Since 1984, the Company has developed such technological advances as, larger and stronger electrodes (increasing the Company's ability to supply various 'supersized' electrodes), new chemical additives to enhance raw materials used in graphite electrodes and new applications for water-spray cooling technology, which have resulted in the development of more cost effective and more efficient EAF steel and graphite electrode production.

     Over the past ten years, the Company has received recognition from its customers for the high quality of its products under several programs around the world and has been awarded certified or preferred supplier status by many major steel, metal alloy and other manufacturing companies. These programs are conducted by many of the Company's customers as a part of their total quality programs to enhance the quality of the products and services used in their operations. Under these programs, the customers evaluate certain specifications and performance data with respect to their suppliers' products and send teams of engineers to inspect the suppliers' manufacturing facilities. As a result of these procedures, the customers rank the suppliers on a comparative basis and award those suppliers whose average score exceeds a specified target with certified or preferred supplier status.

GROWTH STRATEGIES

     The Company expects demand for graphite electrodes to increase in the near term due to increased EAF steel production from existing and proposed new EAFs. The Company believes that it currently has adequate manufacturing capacity to meet increased sales volume resulting from such increased near term demand. In addition, the Company is actively studying opportunities to leverage its core competencies, technologies and products for growth. Management teams, working with outside consultants, continually seek to define the Company's strengths and evaluate opportunities to use these strengths to increase the Company's net sales at or near the margins that exist today. Areas of potential growth currently being pursued or considered include expansion of manufacturing operations, geographic expansion of graphite electrode and specialty graphite product sales in emerging markets and product line extensions. In addition, in line with its strategy of achieving growth both domestically and internationally, the Company actively reviews possible acquisitions and other business opportunities on a regular basis.

     In addition, on September 11, 1995, pursuant to a tender offer, the Company acquired a substantial percentage of the shares of its Brazilian subsidiary that were owned by public shareholders in Brazil. The Company has since then purchased, and is seeking to purchase, the remaining shares of its Brazilian subsidiary owned by public shareholders in Brazil. At December 31, 1995, such remaining shares represented 4% of all of the outstanding shares of its Brazilian subsidiary. The Company believes that its increased ownership of its

Brazilian subsidiary will enable the Company to integrate better the operations of its Brazilian subsidiary with those of its other worldwide operations, recognize production efficiencies at its Brazilian subsidiary's manufacturing facility to lower average Company-wide cost of sales and better capture and manage cash flow from operations of its Brazilian subsidiary.

     In December 1995, UCAR's Board of Directors approved the construction of an integrated 'focused factory' at its manufacturing facility in Clarksburg, West Virginia (the 'Focused Factory Project') at an estimated cost of $16 million. The Focused Factory Project will add additional manufacturing processes and new technology (developed and tested over the past two years by the Company at its technology center) to expand capacity to manufacture 'superfine grain' graphite specialty products on a cost competitive basis. The Company believes that worldwide industry sales of such products approach $400 million annually, that demand for these products has grown and will continue to grow for at least the next several years, primarily for use in semiconductor, continuous casting and electrical discharge machining applications, and that all of the significant Free World manufacturers of these products are currently operating at or near capacity. The Company expects that production at this facility will commence by the end of 1996 and that the Focused Factory Project will be completed by the end of 1998.

CORPORATE HISTORY AND RECENT DEVELOPMENTS

     The Company's business was founded in 1886 by National Carbon Company. In 1917, National Carbon Company, along with Union Carbide Company and three other companies, became subsidiaries of a new corporation named Union Carbide and Carbon Company, now known as Union Carbide Corporation ('Union Carbide'). In the 1950s, National Carbon Company was dissolved, and its business subsequently became the Carbon Products Division of Union Carbide.

     Effective January 1, 1989, Union Carbide realigned each of its worldwide businesses into separate subsidiaries (the 'Realignment'). In connection therewith, the business of the Carbon Products Division was separated from Union Carbide's other businesses and became owned by the Company, which was then wholly-owned by Union Carbide. In addition, the Company (i) assumed all liabilities (including environmental and tax liabilities) relating to Union Carbide's worldwide carbon and graphite products business (subject to limited exceptions) and (ii) entered into agreements which provide for Union Carbide to render certain services and lease certain office space to the Company, for allocation of certain multi-business liabilities and for cross-indemnification among the Company, Union Carbide and Union Carbide's then other subsidiaries and affiliates.

     On  February  25,  1991,  Union  Carbide  sold  to  Mitsubishi  Corporation
('Mitsubishi') 50% of the common equity of the Company (the 'Mitsubishi Purchase'). Since the Mitsubishi Purchase, the Company has operated on a stand alone basis in all material respects and all material transactions which it has effected with Union Carbide and Mitsubishi have been effected on terms at least as favorable to the Company as the Company could have obtained on an arms' length basis. In this regard, the Company has been self-financing, except for certain credit enhancements which were provided by Union Carbide and Mitsubishi and which the Company terminated in their entirety in September 1994.

     On January 26, 1995, the Company consummated the Recapitalization pursuant to the Recapitalization and Stock Purchase and Sale Agreement (the 'Recapitalization Agreement'), dated as of November 14, 1994, among Union Carbide, Mitsubishi, UCAR and a corporation affiliated with Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, 'Blackstone'). In connection with the Recapitalization: (i) Blackstone, Chemical Equity Associates (an affiliate of Chemical Bank) and certain members of management (collectively, the 'Investors') purchased from UCAR shares of Common Stock representing approximately 75% of the then outstanding Common Stock for $203 million; (ii) Global and certain of its subsidiaries borrowed $585 million under senior secured bank credit facilities arranged through Chemical Bank and established in connection with the Recapitalization (the 'Recapitalization Bank Facilities'); (iii) Global issued $375 million of 12% senior subordinated notes due 2003 (the 'Subordinated Notes'); (iv) the Company repaid approximately $250 million of then existing indebtedness; (v) UCAR repurchased and canceled all of the common equity then held by Mitsubishi for $406 million; (vi) UCAR paid to Union Carbide a cash dividend of $347 million on the common equity then held by Union Carbide, which common equity was reclassified and immediately thereafter represented approximately 25% of the then outstanding Common Stock;

and (vii) certain members of management received restricted stock matching a portion of the Common Stock purchased by them and options to purchase up to an aggregate of 12% of the then outstanding Common Stock on a fully diluted basis, subject to certain vesting provisions. In connection with the Recapitalization, UCAR transferred all the stock of its operating subsidiaries to Global or subsidiaries of Global and currently holds no material assets other than common stock of Global.

     On August 15, 1995, UCAR completed an initial public offering of Common Stock (the 'IPO'). In connection with the IPO, UCAR sold Common Stock representing 22% of the Common Stock outstanding immediately after the IPO for net proceeds of $227 million and Union Carbide sold all of the Common Stock then owned by it. UCAR used net proceeds from the IPO to contribute to Global an amount sufficient to redeem $175 million aggregate principal amount of the Subordinated Notes at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued interest thereon of $4 million (the 'Redemption'). The Redemption reduced the Company's annual interest expense by $21 million. UCAR used the balance of the net proceeds for general corporate purposes and to reduce other outstanding indebtedness.

     On October 19, 1995, the Company refinanced the Recapitalization Bank Facilities with new senior secured bank credit facilities (the 'Senior Bank Facilities') at more favorable interest rates and with more favorable covenants. The Refinancing will result in a reduction of the Company's annual interest expense by approximately $13 million (based on the principal amount outstanding at the time of the Refinancing).

MARKETS AND INDUSTRY OVERVIEW

     The worldwide market for graphite and carbon electrodes was approximately $2.8 billion in 1995, according to Company estimates. These products are sold primarily to customers in the steel, silicon metal, ferronickel and thermal phosphorous industries. Customers in these industries are located in virtually every industrialized country in the world.

     Graphite Electrodes. The Company estimates that, in 1995, its share of the Home Markets for graphite electrodes was approximately 42% and its share of the Free World market was approximately 31%. Further, EMSA's share of the South African market was approximately 99%, which represented approximately an additional 4% share of the Home Markets (including, for this purpose, South Africa), according to Company estimates. The Company estimates that in 1995 (i) its share of the market for graphite electrodes in Mexico exceeded 93% and in Brazil exceeded 69%, (ii) sales in the United States accounted for approximately 25% of the Company's net sales of graphite electrodes and (iii) the Company sold graphite electrodes in over 70 countries, with no other country accounting for more than 10% of the Company's net sales of graphite electrodes.

     There are two primary technologies for steelmaking, basic oxygen furnace ('BOF') steel production and EAF steel production. EAF steelmakers are called 'market mills' or 'mini-mills' because of their smaller capacity as compared to BOF steelmakers. Graphite electrodes, which accounted for approximately 75% of the Company's net sales in 1995, are used primarily in, and are essential to, EAF steel production, and to a lesser extent, ladle furnace steel production.

     Electric arc furnaces typically range in size from those which produce approximately 25 metric tons of steel per production cycle (or 'Heat') to those which produce approximately 150 metric tons per Heat. Graphite electrodes act as conductors of electricity in the furnace, generating sufficient heat to melt scrap metal or other material used to produce steel or other materials. The electrodes are gradually consumed in the course of such production. Each of those furnaces typically uses nine electrodes (in three columns of three electrodes each) at one time. The size of those electrodes varies depending on the size of the furnace, the size of the furnace's electric transformer and the planned productivity of the furnace. In a typical furnace operating at a typical number of Heats per day, one of those nine electrodes is fully consumed
(requiring the addition of a new electrode), on average, every eight to ten operating hours ('a stick a shift'). The actual rate of consumption and addition of electrodes for a particular furnace depend primarily on the efficiency and productivity of the furnace. Graphite electrodes are presently the only products capable of sustaining the high levels of heat required in an EAF and, therefore, the demand for graphite electrodes is directly related to the amount of EAF steel produced.

     EAF steel production has been for many years the growth sector of the steel industry. There are presently in excess of 2,000 EAF's operating worldwide, and worldwide EAF steel production has grown from 113 million metric tons (approximately 18% of total steel production) in 1975 to 245 million metric tons (approximately 33% of total steel production) in 1995, according to Company and industry estimates. During 1995, the Company estimates that the net increase in EAF steel production capacity was approximately 20 million metric tons. The Company supplied all or a portion of the graphite electrodes consumed by approximately 50% of the new EAF's which commenced operation during 1995. The Company is aware of announced plans to add additional net new EAF steel production capacity in excess of approximately 75 million metric tons during 1996, 1997 and 1998. There can be no assurance that the addition of such capacity will occur. As a result of recent advances in EAF steel production, EAFs are capable of producing nearly all of the product lines available from BOF steelmakers. The steel industry is generally cyclical, reflecting regional and global economic conditions, and experiences significant fluctuations in profits based on numerous factors. Sales of the Company's electrodes have historically been somewhat adversely affected by weakness in the steel industry. EAF steel production, however, has experienced only two relatively minor downturns over the past 20 years. Although no assurance can be given that such will be the case, the Company believes that EAF steel production will continue to be the growth sector of the worldwide steel industry during the 1990s and that such growth is likely to be particularly strong in the Middle East and the Asia Pacific region.

     The worldwide growth in EAF steel production has been due primarily to the cost effectiveness and operating efficiency of EAF steelmaking. Technological improvements in equipment design and production processes (stemming from the now largely completed conversion of the EAF base in the Free World from a refractory lined system to a water cooled system which sharply reduced the 'burn rate' of electrodes in molten steel), use of higher quality scrap metals and other raw materials and improvements in the size, strength and quality of graphite electrodes (including improvements which were developed by the Company)
resulted, on average, in increased efficiency and lower costs in EAF steel production. This improved efficiency resulted in a decrease in Specific Consumption. Specific Consumption in the Free World declined from approximately
6.4 kilograms of graphite electrodes per metric ton of steel produced in 1974 to approximately 2.8 kilograms per metric ton in 1995, according to Company estimates.

     The rapid growth in EAF steel production through the 1970's led to an expansion in capacity for the manufacture of graphite electrodes. Beginning in the early 1980s, there was significant excess graphite electrode manufacturing capacity due to decreases in Specific Consumption and such expansion of manufacturing capacity in the late 1970s. From 1985 through mid-1992, concurrently with the consolidation in the number of producers and reduction in capacity described below, the decrease in Specific Consumption was offset by increased levels of EAF steel production, which resulted in a relatively stable demand for graphite electrodes. The Company believes that since mid-1992 the increased levels of production have more than offset the decrease in Specific Consumption and that, as a result, demand for graphite electrodes has increased at a rate exceeding 2% per year. The Company believes that, on average, as the costs (relative to the benefits) increase for EAF steelmakers to achieve significant further efficiencies in EAF graphite electrode consumption, the decline in Specific Consumption will continue at a more gradual pace. The Company further believes that the rate of such decline in the future will be impacted by the addition of net new EAF steelmaking capacity, which has the effect of reducing industry-wide graphite electrode consumption rates due to the efficiency of new EAFs while at the same time creating additional demand for graphite electrodes. There can be no assurance, however, that such will be the case.

     Since the mid-1980s, there has been a consolidation in the number of Free World graphite electrode producers and reduction of Free World graphite electrode manufacturing capacity. Company capacity and Free World capacity, as estimated by the Company, each have been reduced by one-third since 1985. In 1992 and 1993, in two separate transactions, three of the Company's largest competitors combined to form Sigri Great Lakes Carbon GmbH ('SGL'). The Company believes that SGL's capacity is approximately one-third less than the combined capacity of those three competitors in 1986. Principally as a result of this consolidation and reduction, the Company believes that Free world capacity and demand are currently in relative balance. The Company is not presently aware of any construction of new graphite electrode manufacturing facilities in the Free World.

     The excess graphite electrode manufacturing capacity and decreases in Specific Consumption during the 1980s resulted in downward pressure on worldwide pricing. The Company believes that, from 1982 to mid-1992, the average Free World industry-wide price (in dollars and net of changes in currency exchange rates) for graphite electrodes declined by approximately one-third. Since mid-1992, there has been a significant improvement in Free World electrode pricing (attributable, in large part, to such industry-wide reduction in capacity). The Company believes that there were Free World industry-wide graphite electrode price increases in 1992 and 1993 (other than in Japan) and also in 1994 and 1995 (including Japan), the effect of which was to increase average Free World industry-wide prices (in dollars and net of changes in currency exchange rates) by approximately 9% in 1993 as compared to 1992, by approximately 12% in 1994 as compared to 1993 and by approximately 9% in 1995 as compared to 1994. The Company estimates that the price of graphite electrodes represents only approximately 3% of the price of finished steel produced by EAF steelmakers in the Free World.

     Carbon Electrodes. Carbon electrodes are used primarily to produce silicon metal, which is used in the manufacture of aluminum. Free World demand for carbon electrodes has been relatively stable over the past ten years at approximately 75,000 metric tons annually, and the Company expects it to be relatively stable or to decline gradually over the next several years. The Company is the only major manufacturer of carbon electrodes in North and South America.

     Other Products. The Company's other products include flexible graphite (which is called GRAFOIL(Registered)), graphite specialty products and systems and components for steelmaking furnaces. See '--Products.' Flexible graphite is used in the manufacture of internal combustion engines for the automotive and other industries and in the chemical and petrochemical industries. Sales of flexible graphite have grown at an average annual rate of 14% over the past 10 years, due primarily to demand for a high quality sealing material to replace asbestos and to a decline in prices resulting from reduced manufacturing costs as a result of improvements in manufacturing processes. The Company's graphite specialty products are used in the metals, chemicals, transportation, energy, semiconductor and aerospace industries.

MANUFACTURING PROCESSES AND OPERATIONS

     The manufacture of graphite electrodes takes, on average, approximately two months. Graphite electrodes range in size from three inches to 30 inches in diameter and two feet to nine feet in length and weigh between 20 pounds and 4,800 pounds (2.2 metric tons).

     The manufacture of graphite electrodes involves the six main processes described below.

     Forming. Calcined petroleum coke is crushed, screened, sized and blended in a heated vessel with coal tar pitch. The resulting plastic mass is extruded through a forming press and cut into cylindrical lengths (called 'green' electrodes) before cooling in a water bath.

     Baking. The 'green' electrodes are baked at approximately 1,700 degrees Fahrenheit in specially designed furnaces to further carbonize the pitch. After cooling, the electrodes are cleaned, inspected and sample-tested.

     Impregnation. Baked electrodes are impregnated with a special pitch when higher density, mechanical strength and capability to withstand higher electric currents are required.

     Rebaking. The impregnated electrodes are rebaked to 'coke out' the pitch, thereby adding strength to the electrodes.

     Graphitizing. Using a process developed by the Company, the rebaked electrodes are heated in longitudinal electric resistance furnaces at approximately 5,000 degrees Fahrenheit to restructure the carbon to its characteristically crystalline form, graphite. After this process, the electrodes are gradually cooled, cleaned, inspected and sample-tested.

     Machining. After graphitizing, the electrodes are machined to comply with international specifications governing outside diameters, overall lengths and joint details. Tapered sockets are machine-threaded at each end of the electrode to permit the joining of electrodes in columns by means of correspondingly double-tapered machine-threaded graphite nipples.

     Carbon electrodes are manufactured by a comparable process (excluding impregnation and graphitization).

     The Company uses robotics and statistical process controls in its manufacturing processes. The Company generally warrants to its customers that its electrodes will meet the Company's specifications therefor, and electrode returns and replacements have aggregated less than 1% of net sales in each of the last three years. The Company utilizes 'pipeline' or 'just in time' manufacturing systems at most of its facilities.

     Major maintenance on the Company's facilities is conducted on an on-going basis. Manufacturing operations are subject to curtailment due to new legislation or governmental regulations and to risks inherent in carrying on business outside the United States. The Company currently has the capacity to manufacture approximately 245,000 metric tons of graphite electrodes (and EMSA has the capacity to manufacture approximately an additional 25,000 metric tons of graphite electrodes) and approximately 43,000 metric tons of carbon electrodes annually. In 1993, 1994 and 1995, The Company sold 217,000 metric tons, 196,000 metric tons and 217,000 metric tons, respectively, of graphite electrodes and 31,000 metric tons, 27,000 metric tons and 30,000 metric tons, respectively, of carbon electrodes. EMSA sold 25,000 metric tons, 24,000 metric tons and 26,000 metric tons of graphite electrodes in 1993, 1994 and 1995, respectively.

     The Company currently operates 13 manufacturing facilities and three machine shops located in the United States, France, Italy, Spain, England, Canada, Brazil and Mexico. EMSA also operates a manufacturing facility in South Africa. Graphite electrodes are manufactured in each country (other than England) in which the Company has a manufacturing facility, and carbon electrodes are manufactured in the United States. Graphite specialty products, which are made by a process similar to the process for manufacturing graphite electrodes but using different mixtures of raw materials and different processing time periods, are manufactured in the United States and France. Flexible graphite, which is made from mined natural graphite flake that is acid treated, heat treated and rolled into sheets of desired thickness and width, is manufactured in the United States.

     As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments. Although such risks have not had a material adverse effect on the Company within the past decade, no assurance can be given that such risks will not have a material adverse effect on the Company in the future.

PRODUCTS

     Electrodes. The principal products manufactured by the Company are graphite and carbon electrodes. Graphite electrodes are used primarily in the production of steel in EAFs as well as in the refining of steel in ladle furnaces, and carbon electrodes are used primarily in the production of silicon metal, which is used in the manufacture of aluminum and also in the production of ferronickel and thermal phosphorous. EAF steel production requires significant heat (as high as 5,000 degrees Fahrenheit, which the Company believes is the hottest operating temperature in any industrial or commercial manufacturing process worldwide) to melt scrap metal, iron ore or other raw materials for processing into ingots or semi-finished continuously cast shapes. That heat is generated by graphite electrodes as electricity (as much as 150,000 amps) passes through them and creates an electric arc between the graphite electrodes and the raw materials. The graphite electrodes are gradually consumed in the production process. The production of silicon metal involves similar processes, but at lower temperatures. The Company believes that it provides the broadest range of sizes in graphite electrodes and that the quality of its graphite electrodes is equal to or better than that of any other manufacturer. The Company also believes that there are presently no commercially viable substitutes for graphite electrodes in EAF steelmaking.

     Other Products. The Company manufactures GRAFOIL(Registered), which is used primarily to make gaskets for combustion engine, pipe flange and other industrial applications. The Company also manufactures graphite specialty products for use in the metals, chemicals, transportation, energy, semi-conductor and aerospace industries. The Company's graphite specialty products consist primarily of molded and extruded graphite shapes sold to specialty machine shops and end users for machining and, to a lesser extent, molds, insulation substrates and other machined products. Most of these machined products are manufactured for specific applications or to meet customer specifications.

     The Company sells proprietary water-spray cooling systems and components for steelmaking furnaces, exhaust systems and other high temperature applications. These systems and components are designed by the Company, were first sold in 1986 and are fabricated by third party contractors in the United States and various other countries. The Company believes that its systems represent a significant improvement over prior technologies. The improvement results from both the increased life of furnace components resulting from the improved cooling processes and the reduction in maintenance down time resulting from various design improvements.

RAW MATERIALS AND SUPPLIERS

     The primary raw materials for graphite electrodes and graphite specialty products are petroleum cokes which are engineered by-products of the petroleum industry (needle coke for electrodes and regular grades for specialty products), coal tar pitch and petroleum pitch. The primary raw materials for carbon electrodes are anthracite coal and coal tar pitch and, in some instances, a petroleum coke based material. The primary raw material for flexible graphite is natural graphite flake. The Company purchases it raw materials from a variety of sources and has no material long-term purchase contracts with respect to any raw materials. Over the past several decades, the Company has purchased a majority of its petroleum coke from multiple plants of a single major petroleum company and, since 1988, has done so pursuant to annual purchase contracts. The Company believes that the quality of its raw materials is the highest available and that, under current conditions, its raw materials are available in adequate quantities at market prices. Electric power or natural gas used in manufacturing processes is purchased from local suppliers under short-term contracts or in the spot market. The availability and price of raw materials and energy may be subject to curtailment or change due to limitations which may be imposed under new legislation or governmental regulations, suppliers' allocations to meet demand of other purchasers during periods of shortage (or, in the case of energy suppliers, extended cold weather), interruptions in production by suppliers, and market and other events and conditions. Petroleum products, including petroleum coke, have been subject to significant price fluctuations and, recently, market prices of petroleum coke have increased for the Company and its competitors. Over the past several years, the Company has mitigated the effect of such price increases on its results of operations through a combination of improved operating efficiency, permanent on-going cost savings and passing such price increases on to customers. However, there can be no assurance that such measures will successfully mitigate future increases in the price of petroleum coke or other raw materials or energy. A substantial increase in raw material or energy prices which cannot be mitigated or passed on to customers or a continued interruption in supply, particularly in the supply of petroleum coke, would have a material adverse effect on the Company's results of operations.

SALES AND CUSTOMER SERVICE; RESEARCH AND DEVELOPMENT

     Sales of the Company's products in the Home Markets are made primarily by the Company's direct sales force, which operates from the Company's 18 sales offices and is supported by the Company's customer technical service personnel. EMSA also operates a sales office in South Africa. Sales of the Company's products in markets other than the Home Markets (the 'Export Markets') are made by the Company's direct sales force and, to a lesser extent, by independent sales agents, most of whom have worked with the Company for many years, in various countries around the world. The Company has a global business with a diversified customer base. Sales to customers outside the United States accounted for approximately 68% of the Company's net sales in 1995. No single customer or group of affiliated customers accounted for more than 4% of the Company's net sales in 1995. The Company has had, for many years, a strong commitment to provide a high level of technical service to customers which supports the Company's sales activities. Under its customer technical service program, the Company seeks to provide timely and knowledgeable assistance to customers with respect to EAF design and operation, electrode specification and use and related matters to maximize customer production and minimize customer costs.

     The Company's net sales of graphite electrodes fluctuate from quarter to quarter due to such factors as scheduled plant shut downs by customers, vacations, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns in response to the announcement of price increases. Generally, these factors tend to adversely affect the Company's results of operations, particularly during the first and third quarters. In addition, in the past, typically during the period prior to the effective date of a price increase, customers tended to buy additional quantities of graphite electrodes at the then lower pricing ('Customer Buy-Ins'), which added to the Company's net sales during that period. During the period following the effective date of a price increase, customers tended to use those additional quantities before placing further orders, which reduced the Company's net sales during that period. Accordingly, the results of operations for any quarter are not necessarily indicative of the results of operations for a full year or otherwise. In order to mitigate the effect of Customer Buy-Ins on period-to-period net sales, the Company has recently begun announcing price increases at different times in different geographic regions.

     The Company is committed to increasing the value of its products and services. It conducts, at its dedicated technology center located in Parma, Ohio and its manufacturing facilities throughout the world, a focused technology program to improve product quality and manufacturing processes. This program, which is conducted both independently and in conjunction with suppliers, customers and others, was initiated in 1984. Approximately 80 technical professionals are directly involved in this program. The Company's research and development expenses (other than certain expenses at the Company's manufacturing facilities, which are included in cost of sales) in 1993, 1994 and 1995 were $7 million, $7 million and $8 million, respectively.

DISTRIBUTION

     Customers generally place orders for electrodes three to six months prior to the specified delivery date. Such orders are cancelable by the customer and, therefore, the Company manufactures electrodes to meet rolling sales forecasts. The Company manages electrode inventory levels to meet forecasted sales. Other products are generally manufactured or fabricated to meet customer orders. Accordingly, the Company does not maintain significant inventories of those finished products. Finished products are generally stored at the Company's manufacturing facilities. The Company ships its finished products to customers primarily by truck and ship, using 'just in time' techniques where practicable.

     Proximity of manufacturing facilities to customers can provide a competitive advantage in terms of cost of delivery of electrodes to customers. The significance of these costs is affected by fluctuations in exchange rates, methods of shipment, import duties and whether the manufacturing facilities are located in the same economic trading region as the customer. The Company believes that it is generally better positioned in terms of such proximity than its competitors (other than Japanese manufacturers supplying Japanese customers) to supply the Free World market.

PATENTS AND TRADEMARKS

     The Company owns and has obtained licenses to various domestic and foreign patents, patent applications and trademarks related to its products, processes and business. These patents expire at various times over the next 17 years. While these patents and patent applications in the aggregate are important to the Company's competitive position, no single patent or patent application is material to the Company. The trade name 'UCAR' and certain trademarks incorporating the name 'UCAR' are owned by Union Carbide and licensed to the Company on a royalty-free basis under a license expiring 2015. While that tradename and those trademarks (and the trademark GRAFOIL(Registered), which is owned by the Company) are important to the Company's business, no other trademark is material to the Company.

COMPETITION

     The graphite and carbon products industry is highly competitive. Competition with respect to electrodes is based primarily on price, product quality and customer service. In particular, graphite electrodes are subject to rigorous price competition. Although the Company has periodically increased prices of graphite electrodes over the past several years, there can be no assurance that the Company will be able to increase such prices in the future. In addition, further increases in prices of graphite electrodes by the Company or price reductions by competitors, decisions by the Company with respect to maintaining profit margins rather than market share, or other competitive or market factors or strategies could adversely affect the Company's market share or results of operations. Competition could prevent institution of increases or could require reductions in prices of graphite electrodes or increased spending on research and development, marketing and sales which could adversely affect the Company's results of operations.

     There are 10 manufacturers of graphite electrodes in the Free World. Of these 10 manufacturers, the Company is the largest and SGL is the second largest. SGL, which operates manufacturing plants in North America and Europe, is a public company whose principal shareholder is Hoechst AG. The Company estimates that it supplied approximately 42% of the graphite electrodes sold in the Home Markets and approximately 31% of those sold in the Free World in 1995 and that SGL supplied approximately 29% of those sold in the Home Markets and approximately 27% of those sold in the Free World in 1995. Additionally, EMSA supplied approximately 99% of the graphite electrodes sold in the South African market in 1995, which represented approximately an additional 3% of those sold in the Free World, according to Company estimates. Other manufacturers of graphite electrodes include: The Carbide/Graphite Group, Inc., all of whose plants are located in the United States (which the Company believes supplied approximately 5% of the graphite electrodes sold in the Free World in 1995); and four manufacturers in Japan (which the Company believes collectively supplied approximately 27% of the graphite electrodes sold in the Free World in 1995), one of which has a plant located in the United States. Government-controlled and independent manufacturers in the non-Free World (the 'Non-Free World Manufacturers') generally provide less reliable delivery and produce lower quality products (with higher rates of breakage and Specific Consumption) for use in their respective countries and in countries which are their traditional trading partners and, in any event, most of those countries and partners are generally net importers of graphite electrodes. The Company does not know whether its competitors operate through affiliates or otherwise and, as a result, the percentages above reflect the Company's estimates of the total sales of such competitors.

     There are only two significant manufacturers of carbon electrodes in the world (excluding the Non-Free World Manufacturers). The Company believes that it is the largest of these two manufacturers and SGL is the second largest and that together the Company and SGL supplied more than 85% of the Free World market in 1995.

     The manufacture of high quality graphite and carbon electrodes is a mature, capital intensive business which requires extensive process know-how developed over years of experience working with the various raw materials and their suppliers, furnace manufacturers and steelmakers (including working on the specific applications for the finished electrodes). It also requires high quality raw material sources and a developed energy supply infrastructure. There have been no significant new entrants in the manufacture of electrodes since 1950. Accordingly, while no assurance can be given that such will be the case, the Company believes that it is unlikely that there will be significant new entrants in the manufacture of electrodes in the next several years and that, to the extent that increased demand might induce new entrants, such demand would be readily satisfied by existing manufacturers.

     Competition with respect to the Company's other products is significant and is based primarily on price, delivery and quality. The Company competes with other graphite product manufacturers as well as manufacturers of non-graphite products used for similar purposes.

ENVIRONMENTAL MATTERS

     Since the 1970s, a wide variety of federal, state, local and foreign environmental laws and regulations have been, and continue to be, adopted and amended. The Company is subject to many of these laws and regulations. Certain of the Company's facilities have experienced some level of regulatory scrutiny, have been required to take remedial action and have incurred related costs (which, to date, have not been material, individually or in the aggregate) in the past and may experience further regulatory scrutiny, and be required to take further remedial action and incur additional costs in the future.

     The principal domestic laws and regulations to which the Company is subject are described below. The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act and similar state or local laws regulate air emissions, water discharges and hazardous waste generation, treatment, storage, handling, transportation and disposal. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ('Superfund'), and similar state laws provide for responses to and liability for releases of hazardous substances into the environment. The Toxic Substances Control Act and related laws are designed to assess the risk to health and the environment of new products at early developmental stages. In addition, laws adopted or proposed in various states impose or may impose, as the case may be, reporting or remediation requirements if operations cease or property is transferred or sold.

     The Company believes that it is currently in material compliance with the federal, state, local and foreign environmental laws and regulations to which it is subject (and regulatory orders relating to alleged prior violations thereof). The Clean Air Act, however, was amended in 1990. While the Company believes that its facilities meet current regulatory standards applicable to air emissions, some of its facilities will be required to comply with new standards for air emissions to be adopted by the United States Environmental Protection Agency (the 'USEPA') and state environmental protection agencies over the next several years pursuant to regulations that are currently being drafted or that have been recently promulgated in draft form. In addition, the amendments to the Clean Air Act will result in revisions to state implementation plans, which may necessitate the installation of additional controls for certain of the Company's emission sources. At this time, the Company cannot estimate when, or in what form, such new regulations will be adopted or what controls or changes in manufacturing processes the Company may be required to install or undertake in order to achieve compliance with any new regulations. The Company is also subject to certain regulatory orders relating to alleged prior violations of environmental laws and regulations which could also require the Company to install additional controls for certain of its emission sources or undertake changes in its manufacturing processes in future years. Based on information currently available to it, the Company believes that compliance with such regulations under the Clean Air Act, when adopted, and with such regulatory orders will not have a material adverse effect on the Company.

     The Company, like other companies in the United States, has received and continues periodically to receive notices from the USEPA or state environmental protection agencies, as well as claims from others, alleging that the Company is a potentially responsible party (a 'PRP') under Superfund and similar state laws for past and future remediation costs at hazardous waste sites. Although
Superfund liability is joint and several, in general, final allocation of responsibility at sites where there are multiple PRPs is made based on each PRP's relative contribution of hazardous waste to the site.

     In 1993, the New York State Department of Environmental Conservation (the 'DEC') notified Union Carbide that it was a PRP at a site known as the Booth Oil site and that the DEC had a claim against it for remediation and reimbursement of related costs and expenses estimated by the Company to be $1 million to date. Approximately 12 other large corporate PRPs have been named at this site. The DEC has recommended remediation estimated to cost approximately $47 million. An informal PRP group, which includes approximately 20 companies, has retained a contractor to review the recommendation and propose an alternative remedy, which is estimated to cost in the range of $6 million to $7 million, and is negotiating with the DEC regarding the proper remedy for the site. To date, there have been no discussions among the PRPs or with the DEC regarding allocation of costs among the PRPs.

     Pursuant to the Environmental Management Services and Liabilities Allocation Agreement among Union Carbide, the Company and Union Carbide's then other subsidiaries and affiliates, entered into in connection with Realignment (the 'Environmental Management Agreement'), Union Carbide is managing this matter on behalf of itself and such subsidiaries and affiliates (including the Company). The Environmental Management Agreement provides that any alleged violation of an environmental law or regulation is the responsibility of the party whose business, or former business, caused the violation and provides for cross-indemnification. All of the parties to the Environmental Management Agreement used the Booth Oil site in the past for waste oil recycling. In addition, the DEC has alleged that the Company contributed approximately 200 pounds of spent sludges containing 1,1,1-trichloroethane from degreasing operations to the site.

     After negotiations among the PRPs and the DEC concerning total cost and allocation of cost have been completed, it is anticipated that Union Carbide will be assigned its percentage of the total cost based on the volumetric contribution made by Union Carbide and such subsidiaries and affiliates to the site. This percentage will be further allocated, pursuant to the Environmental Management Agreement, among Union Carbide and such subsidiaries and affiliates. Based on the Company's knowledge of the Booth Oil site and its past experience at inactive hazardous waste sites, the Company does not expect the contribution by the Company to be material to the Company.

     The Company sold its  Republic  plant in Niagara  Falls,  New York in 1986.
Adjacent to the Republic plant is a solid waste landfill. Ownership of the landfill was retained by the Company, and the landfill was closed by the Company in 1987 in accordance with a DEC closure plan. In early 1991, the DEC notified the Company that it was investigating the landfill as a former inactive hazardous waste site. The site is currently classified as a site for which the DEC has insufficient information to determine whether hazardous wastes or substances are present, and the DEC's investigation is on-going. To date, the costs associated with this site have not been, and the Company does not anticipate that future costs will be, material to the Company.

     The Company owns a facility in Lakewood, Ohio which was previously owned by Union Carbide. During the period of Union Carbide's ownership, the facility housed several businesses unrelated to the Company. In 1989, the Company retained a contractor to conduct a site assessment and groundwater investigation in two areas of the site. The assessment concluded that there was no significant risk to human health or the environment from these areas, but recommended that the Company continue to monitor them. The on-going monitoring has continued to show no significant risk.

     The Company has established and continues to establish accruals for environmental liabilities where it is probable that a liability will be incurred and the amount of the liability can be reasonably estimated. The Company adjusts accruals as new remediation and other commitments are made and as information becomes available which changes estimates previously made.

     Estimates of future costs of environmental protection are necessarily imprecise due to numerous uncertainties, including the impact of new laws and regulations, the availability and application of new and diverse technologies, the extent of insurance coverage, the identification of new hazardous waste sites at which the Company may be a PRP and, in the case of sites subject to Superfund and similar state laws, the ultimate allocation of costs among PRPs and the final determination of the remedial requirements. Subject to the inherent imprecision in estimating such future costs, but taking into consideration the Company's experience to date regarding environmental matters of a similar nature and facts currently known, the Company believes that costs and capital expenditures (in each case, before adjustment for inflation) for environmental protection will not increase materially over the next several years. Expenses relating to environmental protection were approximately $13 million, $10 million and $15 million in 1993, 1994, and 1995 respectively. Capital expenditures relating to environmental protection were approximately $3 million, $5 million and $6 million in 1993, 1994, and 1995, respectively.

INSURANCE

     The Company's policy is to obtain public liability, property and other insurance, to the extent that it is currently available, which provides coverage that it believes is appropriate upon terms and conditions and at a price that it considers fair and reasonable. The Company believes that it has public liability insurance in an amount sufficient to meet its current needs in light of pending, threatened and anticipated future litigation and claims. There can be no assurance, however, that the Company will not incur losses beyond the limits of, or outside the coverage of, its insurance.

EMPLOYEES

     At December 31, 1995, the Company had approximately 4,120 employees, of which approximately 1,560 were in the united States, 1,140 were in Europe, 1,110 were in Mexico and South America, 310 were in Canada and 3 were in the Asia Pacific region. At December 31, 1995, the Company had approximately 2,850 hourly employees. At December 31 1995, EMSA had approximately 450 employees, of which approximately 330 were hourly, in South Africa. Approximately 66% of the Company's employees are covered by collective bargaining or similar agreements which expire at various times in each of the next several years. At December 31, 1995, approximately 1,310, or 32%, of the Company's employees were covered by such agreements which expire, or are subject to renegotiation, at various times during the remainder of 1996. The Company believes that its relationships with its unions are satisfactory and that it will be able to renew or extend its collective bargaining or similar agreements on reasonable terms as they expire. There can be no assurance, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to the Company. A prolonged work stoppage at any one of its manufacturing facilities could have a material adverse effect on the Company's results of operations. The Company has not had any material work stoppages or strikes during the past decade.

DESCRIPTION OF SENIOR BANK FACILITIES

     The Senior Bank Facilities consist of: (a) a Tranche A Facility in an aggregate principal amount of $355 million (the 'Tranche A Facility') consisting of (i) a Tranche A Senior Secured Letter of Credit Facility providing for the issuance of $310 million of U.S. dollar-denominated letters of credit (the 'Letter of Credit Facility') for the purpose of supporting $300 million of U.S. dollar-denominated loans (the 'Tranche A Foreign Subsidiary Loans') and 90 days' interest thereon to certain foreign subsidiaries of Global (together with
Global, the 'Credit Parties') under facilities arranged with local lending institutions and (ii) a Tranche A Senior Secured Term Loan Facility (the 'Tranche A Term Facility') providing for term loans ('Tranche A Term Loans') of $45 million to Global; (b) a Tranche B Senior Secured Term Loan Facility providing for term loans of $175 million to Global (the 'Tranche B Term
Facility' and, together with the Tranche A Term Facility, the 'Term Facilities'); and (c) a Senior Secured Revolving Credit Facility (the 'Revolving Facility') providing for revolving and swing line loans to Global and the issuance of U.S. dollar-denominated letters of credit for the account of Global or other designated Credit Parties in an aggregate principal and stated amount at any time not to exceed $100 million.

     The Tranche A Facility (including the letters of credit issued thereunder) amortizes in quarterly installments over six years, with installments ranging from $40 million in year one to $85 million in year six and with the final installment payable on December 31, 2001. The Tranche B Term Facility amortizes over seven years with nominal quarterly installments during the first five years, quarterly installments aggregating $50 million in the sixth year and quarterly installments aggregating $120 million in the seventh year, with the final installment payable on December 31, 2002. The Revolving Facility terminates on December 31, 2001.

     The Credit Parties are required to make mandatory prepayments of loans, and letters of credit will be mandatorily reduced, at specified times and subject to certain exceptions, in amounts equal to (a) 85% of consolidated excess cash flow of Global and its subsidiaries (after giving effect to debt service on the Senior Bank Facilities and the Subordinated Notes), (b) 100% of the net proceeds of certain dispositions of assets or the stock of subsidiaries or the incurrence of certain indebtedness by UCAR, Global or any of their subsidiaries and (c) 50% of the net proceeds of the issuance of any equity securities by UCAR. At Global's option, loans may be prepaid, and revolving credit commitments or letters of credit may be permanently reduced, in whole or in part, at any time in specified minimum amounts. Any optional prepayment of fixed rate loans other than at the end of an interest period will be subject to reimbursement of redeployment costs.

     The obligations of the Credit Parties under the Senior Bank Facilities are unconditionally and irrevocably guaranteed by UCAR and each of its direct or indirect domestic subsidiaries (collectively, the 'Guarantors'). In addition, the Senior Bank Facilities and such guarantees are secured by first priority or equivalent security interests in substantially all capital stock and the tangible and intangible personal property of Global and the Guarantors, including all the capital stock of, or other equity interests in, each other direct or indirect domestic subsidiary of Global and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiary of Global or any Guarantor or, in any case in which Global or any Guarantor holds directly less than 65% of such stock or equity interests in any foreign subsidiary, all such stock or equity interests held by Global or such Guarantor (to the extent permitted by applicable contractual and legal provisions). Certain of the foreign subsidiaries have agreed to provide additional credit support for obligations of foreign Credit Parties in respect of the Tranche A Facility in the form of collateral and/or cross guarantees.

     At Global's option, the interest rates per annum applicable to the Senior Bank Facilities are either adjusted LIBOR plus a margin ranging from 1.50% to 2.00% or an alternate base rate plus a margin ranging from 0.50% to 1.00%. The alternate base rate is the higher of Chemical Bank's prime rate or the federal funds effective rate plus 0.50%. At the relevant foreign Credit Party's option, the interest rate per annum applicable to the Tranche A Foreign Subsidiary Loans is either adjusted LIBOR plus 0.25% or the alternate base rate (or the local equivalent thereof).

     Global pays a per annum fee equal to 1.50% of the aggregate face amount of outstanding letters of credit under the Letter of Credit Facility and the Revolving Facility and a per annum fee equal to 0.375% on the undrawn portion of the commitments in respect of the Term Facilities, the Letter of Credit Facility and the Revolving Facility.

     The Senior Bank Facilities contain a number of significant covenants that, among other things, restrict the ability of Global and its subsidiaries to dispose of assets, incur additional indebtedness, repay other indebtedness or amend other debt instruments, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Bank Facilities, Global is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios.

     Under the Senior Bank Facilities, Global and UCAR are permitted to pay dividends to their respective stockholders only in an aggregate amount equal of a percentage, ranging from 25% to 35% based on certain financial tests, of cumulative adjusted consolidated net income (provided that, in any event, dividends aggregating up to $15 million are permitted in any twelve-month period). In addition, Global is permitted to pay dividends to UCAR (i) in respect of UCAR's administrative fees and expenses and (ii) for the specific purpose of the purchase or redemption by UCAR of capital stock held by present or former officers of the Company up to $5 million per year or $25 million in the aggregate.

     The Senior Bank Facilities prohibit any modification of the Indenture pursuant to which the Subordinated Notes were issued (the 'Subordinated Note Indenture') in any manner adverse to the lenders under the Senior Bank Facilities and limit Global's ability to refinance the Subordinated Notes without the consent of such lenders.

     In addition to the failure to pay principal and interest on amounts outstanding under, and fees in respect of letters of credit outstanding and undrawn commitments under, the Senior Bank Facilities, events of default under the Senior Bank Facilities include failure to comply with the covenants in the Senior Bank Facilities, acceleration of or failure to pay when due other indebtedness exceeding $7.5 million, judgment defaults in excess of $7.5 million to the extent not covered by insurance, certain events of bankruptcy and certain changes in control. For this purpose, a change in control occurs on the date on which any person (other than Blackstone and Company management) beneficially owns more than 25% of the total voting power of UCAR and Blackstone and Company management beneficially own less than a majority of such voting power, a majority of the directors of UCAR then serving are individuals who were neither nominated by Blackstone and Company management or by a majority of the directors of UCAR (or by directors so nominated) then serving or a change in control of UCAR or Global occurs with respect to any other indebtedness exceeding $7.5 million.

DESCRIPTION OF SUBORDINATED NOTES

     In connection with the Recapitalization, Global issued $375 million aggregate principal amount of Subordinated Notes pursuant to the Subordinated
Note Indenture, $175 million of which were redeemed in connection with the Redemption. Interest on the Subordinated Notes is payable semi-annually on January 15 and July 15 of each year at the rate of 12% per annum. The Subordinated Notes mature on January 15, 2005. Except as described below, Global may not redeem the Subordinated Notes prior to January 15, 2000. On or after such date, Global may redeem the remaining Subordinated Notes, in whole or in part, at specified redemption prices beginning at 104.5% of the principal amount of the Subordinated Notes redeemed for the year commencing January 15, 2000 and reducing to 100% of such principal amount for the years 2003 and thereafter, in each case together with accrued and unpaid interest thereon. Upon the occurrence of a change of control, (i) Global will have the option to redeem the then outstanding Subordinated Notes in whole but not in part at a redemption price equal to 100% of the principal amount thereof, plus a specified premium, plus accrued and unpaid interest thereon and (ii) if Global does not so redeem the Subordinated Notes, Global will be required to make an offer to repurchase the Subordinated Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest thereon. For this purpose, a change in control occurs on (i) the date on which any person other than Blackstone and Company management beneficially owns more than 35% of the total voting power of UCAR and Blackstone and Company management beneficially own a lesser percentage of such voting power and do not have the right or ability to elect or designate for election a majority of UCAR's Board of Directors or (ii) the date, at the end of any two year period (or any time during the two year period ending

January 26, 1997), on which individuals, who at the beginning of such period were directors of UCAR (or individuals nominated or elected by a vote of 66 2/3% of such directors or directors previously so elected or nominated), cease to constitute a majority of UCAR's Board of Directors.

     The Subordinated Notes are unsecured and subordinated to all existing and future senior indebtedness of Global. The Subordinated Notes will rank pari passu with any future senior subordinated indebtedness of Global and senior to all other subordinated indebtedness of Global. The Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by UCAR.

     The Subordinated Note Indenture contains various covenants which, among other things and in each case subject to significant specified exceptions, limit the ability of the Company to incur additional indebtedness, limit the ability of Global and its subsidiaries to pay dividends, make certain investments and other restricted payments, create or permit to exist restrictions on distributions from such subsidiaries, or sell assets and subsidiary stock unless the net cash proceeds are used to repay debt, invest in assets or repurchase Subordinated Notes, restrict transactions with affiliates, prohibit UCAR from engaging in any business activities other than holding the stock of Global and certain permitted investments and limit the ability of Global to sell any capital stock of its subsidiaries or enter into certain mergers and consolidations.

     The Subordinated Note Indenture restricts the payment of dividends by Global to UCAR if (a) at the time of such proposed dividend, Global is unable to meet certain indebtedness incurrence and income tests or (b) the total amount of the dividends paid exceeds specified aggregate limits based on consolidated net income, net proceeds from asset and stock sales and certain other transactions. Such restrictions are not applicable to dividends paid to UCAR (i) in respect of UCAR's administrative fees and expenses and (ii) for the specific purpose of the purchase or redemption by UCAR of capital stock held by present or former officers of the Company in the amount of up to $5 million per year or $25 million in the aggregate.

     In addition to the failure to pay principal and interest on, or repurchase when require, Subordinated Notes, events of default under the Subordinated Note Indenture include failure to comply with certain covenants in the Subordinated
Note Indenture, acceleration of other indebtedness exceeding $25 million, judgment defaults in excess of $25 million to the extend not covered by insurance and certain events of bankruptcy. The Subordinated Note Indenture also contains provisions as to legal defeasance and covenant defeasance.

ITEM 2. PROPERTIES

     The Company currently operates the following facilities, which are owned or leased as indicated.

LOCATION OF FACILITY                           PRIMARY USE                                        OWNED OR LEASED
- ---------------------------------------------  ------------------------------------------------   ----------------
UNITED STATES
  Irvine, California.........................  Machine Shop and Sales Office                           Leased
  Danbury, Connecticut.......................  Corporate Headquarters and Sales Office                 Leased
  Niagara Falls, New York....................  Coal Calcining Facility                                 Owned
  Lakewood, Ohio.............................  Flexible Graphite Manufacturing Facility and
                                               Sales Office                                            Owned
  Parma, Ohio................................  Technology Center                                       Owned
  Clarksville, Tennessee Electrode
     Manufacturing Facility and Sales Office   Owned
  Columbia, Tennessee........................  Electrode Manufacturing Facility and Sales
                                               Office                                                  Owned
  Lawrenceburg, Tennessee....................  Carbon Specialty Product Manufacturing Facility         Owned
  Clarksburg, West Virginia..................  Graphite Specialty Product Manufacturing
                                               Facility and Sales Office                               Owned


LOCATION OF FACILITY                           PRIMARY USE                                        OWNED OR LEASED
- ---------------------------------------------  ------------------------------------------------   ----------------
INTERNATIONAL *

  Salvador Bahia, Brazil.....................  Electrode Manufacturing Facility                        Owned
  Sao Paulo, Brazil..........................  Sales Office                                            Leased
  Welland, Canada............................  Electrode Manufacturing Facility and Sales
                                               Office                                                  Owned
  Beijing, China.............................  Sales Office                                            Leased
  Calais, France.............................  Electrode Manufacturing Facility                        Owned
  Notre Dame, France.........................  Electrode and Graphite Specialty Product
                                               Manufacturing Facility and Sales Office                 Owned
  Rungis, France.............................  Sales Office and European Headquarters                  Leased
  Hong Kong..................................  Sales Office                                            Leased
  Caserta, Italy.............................  Electrode Manufacturing Facility                        Owned
  Forno Allione, Italy.......................  Machine Shop                                            Owned
  Milano, Italy..............................  Administration and Sales Office                         Leased
  Monterrey, Mexico..........................  Electrode Manufacturing Facility and Sales
                                               Office                                                  Owned
  Singapore..................................  Sales Office                                            Leased
  Pamplona, Spain............................  Electrode Manufacturing Facility and Sales
                                               Office                                                  Owned
  Geneva, Switzerland........................  Sales Office                                            Leased
  Sheffield, United Kingdom..................  Machine Shop and Sales Office                           Owned

- ------------------
* EMSA leases a sales office and owns an electrode manufacturing facility in Meyerton, South Africa.

     The Company believes that its facilities, which are of varying ages and types of construction, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these proceedings, the Company believes that the ultimate disposition of such proceedings, individually and in the aggregate (including the lawsuit discussed below), will not have a material adverse effect on the financial position or results of operations of the Company.

     In 1978, a lawsuit entitled Ortiz, et al. v. Union Carbide Grafito, Inc. was commenced in the Superior Court of Puerto Rico by persons residing near the Company's Yabucoa, Puerto Rico facility alleging property damage and personal injury due to air emissions and noise from the facility. The defendant, Union Carbide Grafito, Inc. ('Grafito'), is a wholly-owned subsidiary of the Company. The Yabucoa facility ceased operations in 1989 and was demolished in 1994. Grafito had no other operations. In 1986, the complaint was dismissed as to approximately two-thirds of the 759 plaintiffs for failure to provide discovery. In 1987, the complaint was dismissed as to the remaining plaintiffs for failure to prosecute the lawsuit. Certain of the plaintiffs thereafter retained new counsel and filed a motion to set aside the 1986 and 1987 dismissals. That motion was denied by the trial court and an appeal was taken to the Supreme
Court of Puerto Rico. In 1992, the Supreme Court remanded the case to the Superior Court for a hearing on whether the dismissals should be vacated on the ground that plaintiffs' former counsel had allowed the dismissals to occur due to fraud. The hearing was held in March and June 1995, and a decision was rendered in favor of Grafito. On March 8, 1996, the plaintiffs filed a writ of appeal with the Circuit Court of Appeals. Grafito intends to take all appropriate action to oppose the writ. Pursuant to the Recapitalization
Agreement, Union Carbide and Mitsubishi have agreed to indemnify UCAR and Blackstone for any liabilities in excess of $20 million arising out of this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information required by this Item appears on page 52 of the UCAR International Inc. Annual Report to Stockholders for 1995 and is incorporated by reference in this Annual Report on Form 10-K. In addition, the information set forth below is provided as required by this Item.

     Prior to, and in connection with, the Recapitalization, the Company made cash distributions to Union Carbide and Mitsubishi. Although the Company is currently able to pay dividends, subject to limitations under the Senior Bank Facilities, it is the current policy of UCAR's Board of Directors to retain earnings to repay debt and finance operations of the Company and not to pay any cash dividends on the Common Stock. Any declaration and payment of cash dividends on the Common Stock will be subject to the discretion of UCAR's Board of Directors and will be dependent upon the Company's financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Senior Bank Facilities and the Subordinated Note Indenture and other factors deemed relevant by UCAR's Board of Directors. There can be no assurance that any such dividends will be declared or paid.

     UCAR is a holding company that derives all of its cash flow from Global, the common stock of which constitutes UCAR's only material asset. Consequently, UCAR's ability to pay dividends is dependent upon the earnings of Global and its subsidiaries and the distribution of those earnings by Global to UCAR. Global's ability to make distributions to UCAR is limited under the Senior Bank Facilities and, to a lesser extent, under the Subordinated Note Indenture.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item appears on page 21 of the UCAR International Inc. Annual Report to Stockholders for 1995 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item appears on pages 22 through 27 of the
UCAR   International  Inc.  Annual  Report  to  Stockholders  for  1995  and  is
incorporated by reference in this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item appears on pages 28 through 51 of the
UCAR   International  Inc.  Annual  Report  to  Stockholders  for  1995  and  is
incorporated by reference in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10 TO 13 INCLUSIVE

     The information required by Items 10, 11, 12 and 13 will appear in the UCAR International Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 1996, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the 'Exchange Act'), and is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be 'filed' for the purpose of Section 18 of the Securities Exchange Act). In addition, the information set forth below is provided as required by Item 10.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information with respect to the current executive officers and directors of UCAR.


NAME                                                   AGE *                        POSITION
- ----------------------------------------------------   ----   ----------------------------------------------------
Robert P. Krass.....................................    59    Chairman of the Board, President and Chief Executive
                                                                Officer
Robert J. Hart......................................    58    Vice President and General Manager (North and South
                                                                America)
Peter B. Mancino....................................    53    Vice President, General Counsel and Secretary
Maurice Marcellin...................................    61    Vice President and General Manager (Europe and South
                                                                Africa)
William P. Wiemels..................................    51    Vice President, Chief Financial Officer and
                                                                Treasurer
Fred C. Wolf........................................    51    Vice President, Administration and Strategic
                                                                Projects
R. Eugene Cartledge.................................    66    Director
John R. Hall........................................    63    Director
Glenn H. Hutchins...................................    40    Director
Robert D. Kennedy...................................    63    Director
Howard A. Lipson....................................    32    Director
Peter G. Peterson...................................    69    Director
Stephen A. Schwarzman...............................    49    Director

- ------------------
* At March 1, 1996.

     Robert P. Krass was elected director and Chairman of the Board in connection with the Recapitalization. The Company is a successor to the Carbon Products Division of Union Carbide Corporation ('Union Carbide'). Mr. Krass joined Union Carbide in 1963 and held various sales and management positions in the United States and Europe including Director of Marketing, Europe, of the Carbon Products Division and Managing Director of the Division's business in the United Kingdom. He was Vice President, Marketing, of the Electrode Systems Division from 1983 to 1986. In 1987, he became President of the Carbon Products Division and Vice President of Union Carbide. He has been President of the Company since 1989 and Chief Executive Officer of the Company since 1991. Mr. Krass is a member of the Compensation and Nominating Committees of the Board.

     Robert J. Hart joined Union Carbide in 1961 and held various manufacturing and marketing positions in the Carbon Products Division in the United States, Europe and South America. In 1986, he returned from South America to the United States as Vice President and General Manager of the Carbon Products Division, first for the Pan American and South African regions and later worldwide. He has been Vice President and General Manager, North and South America, of the Company since 1991.

     Peter B. Mancino joined the Law Department of Union Carbide in 1975 and became Division Counsel of the Industrial Gases and Carbon Products Divisions in 1980. In 1989, he became General Counsel of the Company. Mr. Mancino has been a Vice President and the Secretary of the Company since 1991.

     Maurice Marcellin joined Union Carbide in 1962 and held various positions in the Carbon Products Division in Europe. He has been Vice President and General Manager, Europe and South Africa, of the Company and Managing Director of the Company's French subsidiary since 1991.

     William P. Wiemels joined Union Carbide in 1967 and held various technical, sales and marketing positions in the Carbon Products Division in the United
States and Europe. He became Director of Marketing in Europe in 1986 and Director of Technology of the Company in 1989. Mr. Wiemels was Vice President, U.S.A. Operations, of the Company from 1991 to 1994 and has been Vice President, Chief Financial Officer and Treasurer of the Company since 1994.

     Fred C. Wolf joined Union Carbide in 1967 and held various financial and management positions in the Carbon Products Division until 1979. From 1979 to 1985, he held various finance and business positions in the Industrial Gases and Engineering Products and Processes Divisions. He returned to the Carbon Products Division in 1985 as Controller and was a Vice President of the Division from 1986 to 1989. He has been Vice President, Administration and Strategic Projects, of the Company since 1990.

     R. Eugene Cartledge was elected director of UCAR in February 1996. From 1986 until his retirement in 1994, he was the Chairman of the Board and Chief Executive Officer of Union Camp Corporation, where he had served in various sales and management capacities since 1956. Mr. Cartledge is a director of Union Camp Corporation, Chase Brass Industries, Inc., Sun Company, Inc., Delta Air Lines, Inc., Blount, Inc. and Savannah Foods & Industries, Inc. Mr. Cartledge is a member of the Audit Committee of the Board.

     John R. Hall was elected director of UCAR in November 1995. He has been the Chairman and Chief Executive Officer of Ashland Inc. since 1981. Mr. Hall served in various engineering and managerial capacities at Ashland Inc. since 1957. Mr. Hall is a director of Banc One Corporation, Canada Life Assurance Company, CSX Corporation, Humana Inc. and Reynolds Metals Company. Mr. Hall is a member of the Audit Committee of the Board.

     Glenn H. Hutchins was elected director of UCAR in connection with the Recapitalization. He has been a General Partner of Blackstone Group Holdings L.P. since September 1994. Mr. Hutchins was a Managing Director of Thomas H. Lee Co. from 1987 until 1994 and, while on leave from Thomas H. Lee Co. during parts of 1993 and 1994, was a Special Advisor in the White House. Mr. Hutchins is a member of the Compensation, Stock Compensation and Nominating Committees of the Board.

     Robert D. Kennedy was elected director of the Company in June 1990. He joined Union Carbide in 1955 and held various marketing and management positions in the United States and Europe. He was a Senior Vice President of Union Carbide from 1981 to 1985. In 1985, Mr. Kennedy was elected a director and President of Union Carbide. In 1986, he was elected Chief Executive Officer and Chairman of the Board of Union Carbide. Mr. Kennedy retired as Chief Executive Officer and President of Union Carbide in April 1995 and as Chairman of the Board (but not as a director) of Union Carbide in December 1995. Mr. Kennedy is also a director of Union Camp Corporation and Sun Company, Inc. Mr. Kennedy is a member of the Audit and Stock Compensation Committees of the Board.

     Howard A. Lipson was elected director of UCAR in connection with the Recapitalization. Mr. Lipson has been a General Partner of Blackstone Group Holdings L.P. since January 1996. Mr. Lipson was a Managing Director from 1994 to 1995, was a Vice President from 1991 to 1994 and joined The Blackstone Group L.P. in 1988. Mr. Lipson is a director of U.S. Radio Inc., Volume Services, Inc. and Ritvik Holdings, Inc. and the Treasurer of Transtar Holdings Inc. Mr. Lipson is a member of the Nominating Committee of the Board.

     Peter G. Peterson was elected director of UCAR in connection with the Recapitalization. He is a Co-Founding Partner of Blackstone Group Holdings L.P. and has served as Chairman of The Blackstone Group L.P. since 1985. Mr. Peterson is also a director of Rockefeller Center Properties, Inc., Sony Corporation, Transtar Holdings L.P. and the Federal Reserve Bank of New York.

     Stephen A. Schwarzman was elected director of UCAR in connection with the Recapitalization. He is a Co-Founding Partner of Blackstone Group Holdings L.P. and has served as President and Chief Executive Officer of The Blackstone Group L.P. since 1985. Mr. Schwarzman is also a director of Great Lakes Dredge & Dock Corporation, Transtar, Inc. and Collins & Aikman Corporation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS

     The following financial statements appear on the indicated pages of the UCAR International Inc. Annual Report to Stockholders for 1995 and are incorporated by reference in this Annual Report on Form 10-K.

                                                                                        PAGE IN ANNUAL
                                                                                    REPORT TO STOCKHOLDERS
                                                                                    -----------------------
Consolidated Balance Sheets as of December 31, 1995 and 1994.....................           Page 29
Consolidated Statements of Operations for the Years
  Ended December 31, 1995, 1994 and 1993.........................................           Page 30
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1995, 1994 and 1993.........................................           Page 31
Consolidated Statement of Stockholders' Equity (Deficit) for
  the Years Ended December 31, 1995, 1994 and 1993...............................           Page 32
Notes to Consolidated Financial Statements.......................................       Pages 33 to 50
Independent Auditors' Report.....................................................           Page 51

    FINANCIAL STATEMENT SCHEDULES

     None.

(b) REPORTS ON FORM 8-K

     During the quarter ended December 31, 1995, UCAR filed a Current Report on Form 8-K dated November 7, 1995 containing Item 5, Other Events, relating to a press release regarding the refinancing of the Recapitalization Bank Facilities with the Senior Bank Facilities.

(c) EXHIBITS

     The exhibits listed in the following table have been filed as part of this Annual Report on Form 10-K.


EXHIBIT
 NUMBER                                           DESCRIPTION OF EXHIBIT
- --------   -----------------------------------------------------------------------------------------------------
 2.1       Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 among Union
           Carbide Corporation, Mitsubishi Corporation, UCAR International Inc. and UCAR International
           Acquisition Inc. and Guaranty made by Blackstone Capital Partners II Merchant Banking Fund L.P. and
           Blackstone Offshore Capital Partners II L.P.
 2.2*      Amended and Restated Stockholders' Agreement dated as of February 29, 1996
 2.3       Form of Management Common Stock Subscription Agreement
 2.4       Form of Management Pledge and Security Agreement, together with form of Promissory Note (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File
           No. 33-94698))
 2.5*      Amendment, Waiver and Release in connection with such Management Common Stock Subscription
           Agreements, Management Pledge and Security Agreements and Promissory Notes
 2.6       Indemnification Agreement dated as of January 26, 1995 among Mitsubishi Corporation, Union Carbide
           Corporation and UCAR International Inc.
 2.7       Stock Purchase and Sale Agreement dated as of January 26, 1995 between UCAR International Inc. and
           UCAR Holdings S.A.
 2.8       Exchange Agreements made as of January 26, 1995 between UCAR International Inc. and UCAR Holdings II
           Inc.
 2.9       Stock Purchase and Sale Agreement dated as of January 26, 1995 between UCAR International Inc. and
           UCAR Inc.
 2.10      Exchange Agreement made as of January 26, 1995 between UCAR Carbon Company Inc. and UCAR Holdings
           Inc.
 2.11      Stock Purchase and Sale Agreement dated as of January 26, 1995 between UCAR Carbon Company Inc. and
           UCAR Mexicana, S.A. de C.V.


EXHIBIT
 NUMBER                                           DESCRIPTION OF EXHIBIT
- --------   -----------------------------------------------------------------------------------------------------
 2.12      Exchange Agreement made as of January 26, 1995 between UCAR International Inc. and UCAR Global
           Enterprises Inc.

 2.13      Stock Purchase and Sale Agreement dated as of January 26, 1995 between UCAR Carbon Company Inc. and
           Arapaima s.r.l.
 2.14      Deed of Purchase and Sale of 528,999 Shares of UCAR Carbon Navarra S.L. dated as of January 26, 1996
 2.15      Exchange Agreement dated as of December 15, 1993 by and among Union Carbide Corporation, Union
           Carbide Chemicals and Plastics Company Inc., Mitsubishi Corporation and UCAR International Inc.
 2.16      Stock Purchase and Sale Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union
           Carbide Corporation and UCAR Carbon Company Inc.
 2.17      Letter Agreement dated January 26, 1995 with respect to termination of the Stockholders' Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide Corporation and UCAR Carbon
           Company Inc.
 2.18      Settlement Agreement dated as of November 30, 1993 among Mitsubishi Corporation, Union Carbide
           Corporation and UCAR Carbon Company Inc.
 2.19      Transfer Agreement dated January 1, 1989 between Union Carbide Corporation and UCAR Carbon Company
           Inc.
 2.20      Amendment No. 1 to such Transfer Agreement dated December 31, 1989
 2.21      Amendment No. 2 to such Transfer Agreement dated as of July 2, 1990
 2.22      Amendment No. 3 to such Transfer Agreement dated as of February 25, 1991
 2.23      Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 among Union
           Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., Union Carbide Industrial
           Gases Inc., UCAR Carbon Company Inc. and Union Carbide Coatings Service Corporation
 2.24      Environmental Management Services and Liabilities Allocation Agreement dated as of January 1, 1990 among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon
           Company Inc., Union Carbide Industrial Gases Inc. and Union Carbide Coatings Service Corporation
 2.25      Amendment No. 1 to such Environmental Management Services and Liabilities Allocation Agreement dated as of June 4, 1992
 2.26      Lease for premises at 39 Old Ridgebury Road, Danbury, Connecticut dated January 1, 1989 between Union
           Carbide Corporation, as Landlord, and UCAR Carbon Company Inc., as Tenant
 2.27      Trade Name and Trademark License Agreement dated November 1, 1990 between Union Carbide Corporation and UCAR Carbon Technology Corporation
 2.28      Amendment to such Trade Name and Trademark License Agreement dated January 26, 1995
 2.29      Employee Benefit Services and Liabilities Agreement dated January 1, 1990 between Union Carbide
           Corporation and UCAR Carbon Company Inc.
 2.30      Amendment to such Employee Benefit Services and Liabilities Agreement dated January 15, 1991
 2.31      Supplemental Agreement to such Employee Benefit Services and Liabilities Agreement dated February 25,
           1991
 2.32      Letter Agreement dated December 31, 1990 among Union Carbide Chemicals and Plastics Company Inc.,
           UCAR Carbon Company Inc., Union Carbide Grafito, Inc. and Union Carbide Corporation
 3.1       Amended and Restated Certificate of Incorporation of UCAR International Inc. (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 33-94698))
 3.2       Amended and Restated By-Laws of UCAR International Inc. (incorporated by reference to the
           Registration Statement of the registrant on Form S-1 (File No. 33-94698))


EXHIBIT
 NUMBER                                           DESCRIPTION OF EXHIBIT
- --------   -----------------------------------------------------------------------------------------------------
10.1       Credit Agreement dated as of October 19, 1995 among UCAR International Inc., UCAR Global Enterprises
           Inc., the other Credit Parties named therein, the Lenders named therein, the Fronting Banks named therein and Chemical Bank, as Administrative Agent and Collateral Agent (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 333-1090))

10.2       Parent Guarantee Agreement dated as of October 19, 1995 made by UCAR International Inc. and UCAR
           Global Enterprises Inc. in favor of Chemical Bank as Collateral Agent for the Secured Parties named therein (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File
           No. 333-1090))
10.3       Subsidiary Guarantee Agreement dated as of October 19, 1995 executed and delivered by each U.S.
           Subsidiary of UCAR Global Enterprises Inc. in favor of Chemical Bank as Collateral Agent for the
           Secured Parties named therein (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 333-1090))
10.4       Indemnity, Subrogation and Contribution Agreement dated as of October 19, 1995 among UCAR Global
           Enterprises Inc., the U.S. Subsidiaries of UCAR Global Enterprises Inc. and Chemical Bank as
           Collateral Agent for the Secured Parties named therein (incorporated by reference to the Registration
           Statement of the registrant on Form S-1 (File No. 333-1090))
10.5       Pledge Agreement dated October 19, 1995 among UCAR International Inc., UCAR Global Enterprises Inc., certain U.S. Subsidiaries of UCAR Global Enterprises Inc. and Chemical Bank as Collateral Agent for
           the Secured Parties named therein (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 333-1090))
10.6       Intellectual Property Security Agreement dated as of October 19, 1995 made by UCAR Global Enterprises
           Inc. and certain U.S. Subsidiaries of UCAR Global Enterprises Inc. in favor of Chemical Bank as
           Collateral Agent for the Secured Parties named therein (incorporated by reference to the Registration
           Statement of the registrant on Form S-1 (File No. 333-1090))
10.7       Security Agreement dated as of October 19, 1995 among UCAR International Inc., UCAR Global
           Enterprises Inc., the U.S. Subsidiaries of UCAR Global Enterprises Inc. and Chemical Bank as
           Collateral Agent for the Secured Parties named therein (incorporated by reference to the Registration
           Statement of the registrant on Form S-1 (File No. 333-1090))
10.8       Rationalization Project Cash Collateral Agreement dated as of October 19, 1995 made by UCAR Global
           Enterprises Inc. in favor of Chemical Bank as Collateral Agent for the Secured Parties named therein
           (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No.
           333-1090))
10.9       Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Holdings S.r.l. and
           Chemical Bank, Milan Branch, as Administrative Agent (incorporated by reference to the Registration
           Statement of the registrant on Form S-1 (File No. 333-1090))
10.10      Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Electrodos S.L. and
           Chemical Bank, Madrid Branch, as Administrative Agent (incorporated by reference to the Registration
           Statement of the registrant on Form S-1 (File No. 333-1090))
10.11      Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Holdings S.A. and Chemical
           Bank, Paris Branch, as Administrative Agent (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 333-1090))
10.12      Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Inc. and Chemical Bank of
           Canada, as Administrative Agent (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 333-1090))
10.13      Tax Sharing Agreement made as of January 26, 1995 among UCAR International Inc. and its subsidiaries
10.14      Promissory Note dated January 26, 1995 issued by UCAR International Inc. in favor of UCAR Global
           Enterprises Inc.


EXHIBIT
 NUMBER                                           DESCRIPTION OF EXHIBIT
- --------   -----------------------------------------------------------------------------------------------------
10.15      Intercompany Loan Agreement dated January 25, 1995 between UCAR S.A. and UCAR Holdings S.A.

10.16      Employment Agreement dated as of January 26, 1995 between UCAR International Inc. and Robert P. Krass
10.17      Employment Agreement dated as of January 26, 1995 between UCAR International Inc. and Robert J. Hart
10.18      Employment Agreement dated as of January 26, 1995 between UCAR International Inc. and Peter B.
           Mancino
10.19      Employment Agreement dated as of January 26, 1995 between UCAR International Inc. and William P.
           Wiemels
10.20      Employment Agreement dated as of January 26, 1995 between UCAR International Inc. and Fred C. Wolf
10.21      Form of Non-Qualified Stock Option Agreement
10.22      UCAR International Inc. Management Stock Option Plan effective as of January 26, 1995
10.23      Amendment to such Management Stock Option Plan effective August 15, 1995 (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 33-94698))
10.24      Second Amendment to such Management Stock Option Plan effective August 15, 1995 (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 333-1090))
10.25      UCAR International Inc. Bonus II Plan effective as of January 26, 1995
10.26      UCAR International Inc. Compensation Deferral Program as amended and restated effective November 6,
           1995 (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No.
           333-1090))
10.27      First Amendment to such Compensation Deferral Program effective as of January 1, 1995
10.28*     Second Amendment to such Compensation Deferral Program effective as of March 15, 1996
10.29      Annual Incentive Compensation Plan effective from January 1, 1991
10.30      Amendment to such Annual Incentive Compensation Plan dated as of January 1, 1994
10.31      Second Amendment to such Annual Incentive Compensation Plan effective July 28, 1995 (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 33-94698))
10.32      UCAR Carbon Savings Plan as amended and restated effective January 1, 1994 (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 33-94698))
10.33      First Amendment to such UCAR Carbon Savings Plan effective August 9, 1995 (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 33-94698))
10.34      Second Amendment to such UCAR Carbon Savings Plan effective August 9, 1995 (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 333-1090))
10.35      UCAR Carbon Retirement Plan as amended and restated effective as of January 1, 1994 (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 33-94698))
10.36      Equalization Benefit Plan for Participants of the Retirement Program Plan for Employees of UCAR
           Carbon Company Inc. effective as of February 25, 1991
10.37      Amendment to such Equalization Benefit Plan effective as of January 1, 1994
10.38      UCAR Carbon Company Inc. Supplemental Retirement Income Plan effective as of
           February 25, 1991
10.39      First Amendment to such Supplemental Retirement Income Plan effective as of January 1, 1992
10.40      Second Amendment to such Supplemental Retirement Income Plan effective as of January 1, 1994, as to paragraph 1 thereof, and January 1, 1995, as to paragraph 2 thereof
10.41      UCAR International Inc. Benefits Protection Trust effective as of July 27, 1995 (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 33-94698))
10.42      Indenture dated as of January 15, 1995 among UCAR International Inc., UCAR Global Enterprises Inc.
           and the United States Trust Company of New York, as Trustee


EXHIBIT
 NUMBER                                           DESCRIPTION OF EXHIBIT
- --------   -----------------------------------------------------------------------------------------------------
10.43      UCAR International Inc. 1995 Equity Incentive Plan effective as of August 15, 1995 (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 33-94698))

10.44      UCAR International Inc. 1995 Directors' Stock Plan effective as of August 15, 1995 (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 33-94698))
10.45      First Amendment to such Directors' Stock Plan effective September 1, 1995 (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 333-1090))
10.46      UCAR International Inc. 1996 Mid-Management Equity Incentive Plan effective as of February 6, 1996
           (incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No.
           333-1090))
13.1*      UCAR International Inc. Annual Report to Stockholders for 1995
21.1       List of subsidiaries of UCAR International Inc. (incorporated by reference to the Registration
           Statement of the registrant on Form S-1 (File No. 333-1090))
23.1*      Consent of KPMG Peat Marwick LLP
24.1*      Powers of Attorney (included on signature pages)
27         Financial Data Schedule (for SEC use only) (THIS EXHIBIT IS WAS NOT PART OF THE MARCH 22, 1995
           FILING, IT IS INCLUDED IN THE CONFIRMING COPY AS REQUIRED BY EDGAR)

- ------------------
* Filed herewith.
Unless otherwise indicated, all exhibits have been previously filed or are incorporated by reference to the Registration Statement of UCAR International Inc. and UCAR Global Enterprises Inc. on Form S-1 (File No. 33-84850).

                                   SIGNATURES

     PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          UCAR INTERNATIONAL INC.

March 21, 1996                            By:   /s/ WILLIAM P. WIEMELS
                                             -----------------------------
                                             Title:  Vice President and
                                                     Chief Financial Officer

     KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Robert P. Krass, William P. Wiemels and Peter B. Mancino, and each of them individually, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any exhibits to this report, (iii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 SIGNATURES                                        TITLE                              DATE
- --------------------------------------------    -------------------------------------------    ------------------

             /s/ROBERT P. KRASS                 Chairman of the Board, President and Chief     March 21, 1996
              ROBERT P. KRASS                     Executive Officer
                                                  (Principal Executive Officer)

           /s/WILLIAM P. WIEMELS                Vice President, Chief Financial Officer and    March 21, 1996
             WILLIAM P. WIEMELS                   Treasurer (Principal Financial and
                                                  Accounting Officer)

           /s/R. EUGENE CARTLEDGE               Director                                       March 21, 1996
            R. EUGENE CARTLEDGE



                 SIGNATURES                                        TITLE                              DATE
- --------------------------------------------    -------------------------------------------    ------------------


              /s/JOHN R. HALL                   Director                                       March 21, 1996
                JOHN R. HALL

            /s/GLENN H. HUTCHINS                Director                                       March 21, 1996
             GLENN H. HUTCHINS

            /s/ROBERT D. KENNEDY                Director                                       March 21, 1996
             ROBERT D. KENNEDY

            /s/HOWARD A. LIPSON                 Director                                       March 21, 1996
              HOWARD A. LIPSON

            /s/PETER G. PETERSON                Director                                       March 21, 1996
             PETER G. PETERSON

          /s/STEPHEN A. SCHWARZMAN              Director                                       March 21, 1996
           STEPHEN A. SCHWARZMAN
