Form 10-Q
period 1996-06-30
UCAR INTERNATIONAL INC
filed 1996-08-01
CIK 931148

================================================================================
- --------------------------------------------------------------------------------

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the transition period from .................... to ....................

                        Commission file number: (1-13888)


                             UCAR INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     06-1385548
           --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


39 OLD RIDGEBURY ROAD, J-4, DANBURY, CONNECTICUT                      06817-0001
- ------------------------------------------------                      ----------
    (Address of principal executive offices)                          (Zip Code)



       Registrant's telephone number, including area code: (203) 207-7700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 1996, 46,267,784 shares of common stock, par value $.01 per share, were outstanding.

- --------------------------------------------------------------------------------
================================================================================

                                TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION:

   Item 1. Financial Statements:
   -----------------------------

     Consolidated Balance Sheets as of June 30, 1996
      and December 31, 1995............................................  Page 3

     Consolidated  Statements of Operations for the Three Months
      Ended June 30, 1996 and 1995 and for the Six Months Ended
      June 30, 1996 and 1995...........................................  Page 4

     Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 1996 and 1995.....................................  Page 5

     Consolidated Statement of Stockholders' Equity (Deficit) for the
      Six Months Ended June 30, 1996...................................  Page 7

     Notes to Consolidated Financial Statements........................  Page 8


   Item 2. Management's Discussion and Analysis of Financial Condition
   -------------------------------------------------------------------
           and Results of Operations..................................   Page 12
           -------------------------


PART II.  OTHER INFORMATION:

   Item 4. Submission of Matters to a Vote of Security Holders........   Page 18
   -----------------------------------------------------------

   Item 6. Exhibits and Reports on Form 8-K............................  Page 18
   ----------------------------------------


SIGNATURE..............................................................  Page 20


INDEX TO EXHIBITS...................................................... Page E-1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------


                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                  (Dollars in millions, except per share data)

                                                       June 30,   December 31,
                        ASSETS                           1996         1995
                                                         ----         ----
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents........................   $    39      $    53
  Notes and accounts receivable....................       197          180
  Inventories:
     Raw materials and supplies....................        36           28
     Work in process...............................        94           78
     Finished goods................................        39           30
                                                      -------      -------
                                                          169          136
  Prepaid expenses.................................        25           34
                                                      -------      -------
          Total current assets.....................       430          403
                                                      -------      -------

Property, plant and equipment......................     1,023        1,013
Less: accumulated depreciation.....................       647          635
                                                      -------      -------
          Net fixed assets.........................       376          378
                                                      -------      -------

Company carried at equity..........................        15           18
Other assets.......................................        56           65
                                                      -------      -------
          Total assets.............................   $   877      $   864
                                                      =======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable.................................   $    58      $    56
  Short-term debt..................................        28           31
  Payments due within one year on long-term debt...         1            1
  Accrued income and other taxes...................        39           50
  Other accrued liabilities........................        73           90
                                                      -------      -------
          Total current liabilities................       199          228
                                                      -------      -------

Long-term debt.....................................       603          636
Other long-term obligations........................       131          137
Deferred income taxes..............................        19           20
Minority stockholders' equity in consolidated
  entities.........................................         4            5

Common stock subject to "puts".....................         -            8
Less:  related loans to management.................         -           (3)
                                                      -------      -------

Stockholders' equity (deficit):
  Preferred stock - par value $.01; authorized
     - 10,000,000 shares; issued - none............         -            -
  Common stock - par value $.01; authorized
     - 100,000,000 shares; issued - 46,267,784
       shares......................................         -            -
 Additional paid-in capital........................       493          485
 Cumulative foreign currency
    translation adjustment.........................      (116)        (116)
 Retained earnings (deficit).......................      (456)        (536)
                                                      -------      -------
         Total stockholders' equity (deficit)......       (79)        (167)
                                                      -------      -------
         Total liabilities and stockholders'
             equity (deficit)......................   $   877      $   864
                                                      =======      =======

See accompanying Notes to Consolidated Financial Statements.

                                                           PART I (Cont.)


                                              UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                                Consolidated Statements of Operations

                                            (Dollars in millions, except per share data)
                                                             (Unaudited)

                                                                                     Three Months                  Six Months
                                                                                    Ended June 30,               Ended June 30,
                                                                                    --------------               --------------
                                                                                  1996          1995           1996          1995
                                                                                  ----          ----           ----          ----
Net sales ................................................................    $    241      $    227       $    484      $    437
Cost of sales ............................................................         145           139            295           275
                                                                              --------      --------       --------      --------

Gross profit .............................................................          96            88            189           162
Research and development .................................................           2             1              4             3
Selling, administrative and other expenses ...............................          23            26             45            48
Restructuring costs ......................................................           -             -              -            30
Other (income) expense (net) .............................................           -            (8)             1            (2)
                                                                              --------      --------       --------      --------

     Operating profit ....................................................          71            69            139            83

Interest expense .........................................................          15            26             31            49
                                                                              --------      --------       --------      --------

     Income before provision for income taxes ............................          56            43            108            34

Provision for income taxes ...............................................          19            15             38            52
                                                                              --------      --------       --------      --------

     Income (loss) of consolidated entities ..............................          37            28             70           (18)

Less: minority stockholders' share of income .............................           -             2              -             3
Plus: UCAR share of net income from company carried at equity ............           1             1              3             2
                                                                              --------      --------       --------      --------

     Income (loss) before extraordinary charge and cumulative
       effect of change in accounting principles .........................          38            27             73           (19)

Extraordinary charge, net of tax .........................................           -             2             -              2
                                                                              --------      --------       --------      --------

     Income (loss) before cumulative effect of change in
       accounting principles .............................................          38            25             73           (21)

Cumulative effect on prior years of change in
   accounting for inventories ............................................           -             -              7             -
                                                                              --------      --------       --------      --------

       Net income (loss) .................................................    $     38      $     25       $     80      $    (21)
                                                                              ========      ========       ========      ========

Primary net income per common share (Note 7)  (Pro forma in 1995):
   Income before cumulative effect of change in
     accounting principles ...............................................    $   0.78      $   0.67       $   1.51      $   0.66
   Cumulative effect on prior years of change in
     accounting for inventories ..........................................           -             -           0.15             -
                                                                              --------      --------       --------      --------
       Primary net income per share ......................................    $   0.78      $   0.67       $   1.66      $   0.66
                                                                              ========      ========       ========      ========

       Weighted average common shares outstanding
         (Pro forma in 1995) (in thousands) ..............................      48,407        47,738         48,299        47,738
                                                                              ========      ========       ========      ========

See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents
                              (Dollars in millions)
                                   (Unaudited)
                                                                    Six Months
                                                                  Ended June 30,
                                                                  --------------
                                                                  1996      1995
                                                                  ----      ----
Cash flow from operating activities:
 Net income (loss) ...........................................   $  80    $ (21)
 Cumulative effect on prior years of change in
    accounting for inventories ...............................      (7)       -
 Non-cash charges to net income (loss):
   Depreciation ..............................................      19       19
   Deferred income taxes .....................................      11        1
   Restructuring costs .......................................       -       30
   Other non-cash charges ....................................       9        9
 Working capital * ...........................................     (62)      (3)
 Long-term assets and liabilities ............................      (6)      (4)
                                                                 -----    -----

     Net cash provided by operating activities ...............      44       31
                                                                 -----    -----

Cash flow from investing activities:
 Capital expenditures ........................................     (23)     (23)
 Purchase of minority shares in subsidiary ...................      (3)       -
 Redemption/sale of assets ...................................       1        1
                                                                 -----    -----

     Net cash used in investing activities ...................     (25)     (22)
                                                                 -----    -----

Cash flow from financing activities:
 Short-term debt .............................................      (3)     (11)
 Long-term debt borrowings ...................................       2      960
 Long-term debt reductions ...................................     (35)    (275)
 Financing costs .............................................      (1)     (63)
 Sale of common stock, net of loans to management ............       4      200
 Cash distribution to stockholders ...........................       -     (756)
                                                                 -----    -----

     Net cash (used in) provided by financing activities ....      (33)      55
                                                                 -----    -----

Net (decrease) increase in cash and cash equivalents .........     (14)      64
Effect of exchange rate changes on
  cash and cash equivalents ..................................       -       (2)
Cash and cash equivalents at beginning of period .............      53       60
                                                                 -----    -----

Cash and cash equivalents at end of period....................   $  39    $ 122
                                                                 =====    =====

                                                                     (Continued)

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                                                    Six Months
                                                                  Ended June 30,
                                                                  --------------
                                                                  1996      1995
                                                                  ----      ----
Supplemental disclosures of cash flow information:
 Net cash paid during the periods for:
   Interest expense ..........................................   $  29    $  23
   Income taxes ..............................................      26       17


*Net change in working capital by component (excluding
  cash and cash equivalents, deferred income taxes and
  short-term debt):
  (Increase) decrease in current assets:
     Notes and accounts receivable:
         Sale of receivables .................................   $   2    $  (2)
         Other changes .......................................     (22)     (23)
     Inventories .............................................     (24)     (11)
     Prepaid expenses and other current assets ...............       4        -
  Increase (decrease) in payables and accruals ...............     (22)      33
                                                                 -----    -----

         Working capital .....................................   $ (62)   $  (3)
                                                                 =====    =====

See accompanying Notes to Consolidated Financial Statements.

                                                           PART I (Cont.)


                                              UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                      Consolidated Statement of Stockholders' Equity (Deficit)

                                                   Six Months Ended June 30, 1996
                                                        (Dollars in millions)
                                                             (Unaudited)

                                                                           Cumulative
                                                                             Foreign
                                                            Additional      Currency      Retained         Total
                                                  Common      Paid-in      Translation    Earnings     Stockholders'
                                                   Stock      Capital      Adjustment     (Deficit)  Equity (Deficit)
                                                   -----      -------      ----------     ---------  ----------------

Balance At December 31, 1995...............     $    -        $   485      $   (116)     $   (536)       $  (167)
Exercise of employee stock options.........          -              2            -             -               2
Tax benefit arising from exercise
   of employee stock options...............          -              2            -             -               2
Reclassification of:
   Common stock subject to "puts"..........          -              8            -             -               8
   Related loans to management.............          -             (3)           -             -              (3)
Registration cost of offering..............          -             (1)           -             -              (1)
Translation adjustments....................          -              -            -             -               -
Net income.................................          -              -            -             80             80
                                                -------       -------      --------      --------        -------

Balance At June 30, 1996...................     $    -        $   493      $   (116)     $   (456)       $   (79)
                                                =======       =======      ========      ========        =======

See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)    INTERIM FINANCIAL PRESENTATION

       The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission ("Commission") and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in stockholders' equity (deficit) for the periods presented. Results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996.

       As used in these Notes, references to "UCAR" mean UCAR International Inc., to "Global" mean UCAR Global Enterprises Inc., a direct, wholly-owned subsidiary of UCAR, and to the "Company" mean UCAR and its subsidiaries (including Global), collectively. Separate financial statements of Global are not presented because they would not be material to holders of senior subordinated notes. The Company's investment in EMSA (Pty.) Ltd. ("EMSA"), a 50%-owned company, is carried on the equity basis and its proportional share of the net income of EMSA is reported under the caption "UCAR share of net income from company carried at equity". At June 30, 1996, retained earnings (deficit) included $35 million representing UCAR's share of the undistributed earnings (prior to foreign currency translation adjustment) of EMSA.

(2)    UCAR GLOBAL ENTERPRISES INC.

       UCAR has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of Global.

       The following is a summary of the consolidated assets and liabilities of Global and its subsidiaries at June 30, 1996 and December 31, 1995 and its consolidated results of operations for the three month and six month periods ended June 30, 1996 and 1995:
                                                      June 30,      December 31,
                                                        1996            1995
                                                        ----            ----
                                                        (Dollars in millions)
       Assets:
         Current assets............................   $  430          $  403
         Non-current assets .......................      447             461
                                                      ------          ------
            Total assets...........................   $  877          $  864
                                                      ======          ======
       Liabilities:
         Current liabilities.......................   $  199             228
         Non-current liabilities ..................      753             793
                                                      ------          ------
            Total liabilities......................   $  952          $1,021
                                                      ======          ======
       Minority stockholders' equity in
            consolidated entities .................   $    4          $    5
                                                      ======          ======

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                   (Unaudited)


                                               Three Months        Six Months
                                              Ended June 30,     Ended June 30,
                                              --------------     --------------
                                              1996      1995     1996      1995
                                              ----      ----     ----      ----
                                                    (Dollars in millions)
Net sales ................................   $ 241     $ 227    $ 484     $ 437
Gross profit .............................      96        88      189       162
Income (loss) before extraordinary charge
  and cumulative effect of change in
  cumulative effect of change in
  accounting principles ..................      38        27       73       (19)
Net income (loss) ........................      38        25       80       (21)


(3)    CHANGE IN ACCOUNTING FOR INVENTORIES

       Effective January 1, 1996, the Company changed its method of determining LIFO inventories. The new methodology provides specifically identified parameters for defining new items within the LIFO pool which the Company believes improves the accuracy of costing those items.

       The Company recorded income of $7 million (after related income taxes of $4 million) as the cumulative effect on prior years of this change in accounting for inventories. The Company believes this change will not materially impact the Company's ongoing results of operations.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                   (Unaudited)


(6)    OTHER (INCOME) EXPENSE - NET

       The following is an analysis of other (income) expense (net):

                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                            --------------      --------------
                                            1996      1995      1996      1995
                                            ----      ----      ----      ----
                                                  (Dollars in millions)

Foreign currency adjustments ............   $  -      $ (6)     $  1      $ (4)
Interest income .........................     (3)       (6)       (5)      (13)
Loss on sales and disposals of assets ...      1         -         1         1
Brazilian monetary correction ...........      -         -         -         2
Bank fees due to Recapitalization .......      -         -         -         7
Other ...................................      2         4         4         5
                                            ----      ----      ----      ----
                                            $  -      $ (8)     $  1      $ (2)
                                            ====      ====      ====      ====


(7)    EARNINGS PER SHARE

       Primary Net Income Per Share

       Primary net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding includes common stock equivalents calculated in accordance with the "treasury stock method," wherein the net proceeds from the exercise thereof are assumed to be used to repurchase outstanding shares of common stock at the average market price for the period. Fully diluted earnings per share is not significantly different than primary net income per share, and therefore, has not been presented.

       Pro Forma Net Income Per Share

       For the unaudited pro forma net income per share data presented on the Consolidated Statements of Operations, historical net income (loss) for the three month and six month periods ended June 30, 1995 has been adjusted as if the Recapitalization and the Company's initial public offering ("Initial Offering"), redemption of senior subordinated notes ("Redemption") and refinancing of credit facilities ("Refinancing") had occurred as of January 1, 1995 and to exclude the extraordinary charge and the non-recurring effects of the Recapitalization and the Initial Offering. The weighted average number of common shares outstanding reflects shares of common stock outstanding after the Initial Offering, including common stock equivalents calculated in accordance with the "treasury stock method," wherein the net proceeds from the exercise thereof

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                   (Unaudited)


       are assumed to be used to repurchase outstanding shares of common stock at $23.75 (the initial public offering price per share in the Initial Offering).

       The following table is a summary of the pro forma adjustments to net income (loss) for the periods presented:

                                                   Three Months     Six Months
                                                  Ended June 30,  Ended June 30,
                                                  --------------  --------------
                                                       1995            1995
                                                       ----            ----
                                                      (Dollars in millions)
Net income (loss) as reported in the Consolidated
   Financial Statements.............................. $  25          $  (21)

Pro forma effects of the Recapitalization (after tax):
     Compensation expense related to the Company's
       long term incentive compensation plan ........     -               1
     Senior subordinated credit facility expense ....     -               4
     Net adjustment to interest .....................     -              (3)
     Taxes due to Recapitalization ..................     -              37

Pro forma effects of the Initial Offering and
  Redemption (after tax):
     Net adjustment to interest .....................     3               7
     Extraordinary charge ...........................     2               2

Pro forma effects of the Refinancing (after tax):
     Net adjustment to interest .....................     2               4
                                                       ----            ----

Pro forma net income................................. $  32           $  31
                                                      =====           =====

                             UCAR INTERNATIONAL INC.



ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

GENERAL

As used herein, references to "UCAR" mean UCAR International Inc., to "Global" mean UCAR Global Enterprises Inc., a direct, wholly-owned subsidiary of UCAR, and to the "Company" mean UCAR and its subsidiaries (including Global), collectively.

On January 26, 1995, the Company consummated a leveraged recapitalization ("Recapitalization"). On August 15, 1995, UCAR completed an initial public offering ("Initial Offering") of its common stock, par value $.01 per share ("Common Stock"). On September 11, 1995, the Company acquired substantially all of the outstanding common stock of its Brazilian subsidiary, UCAR Carbon S.A., held by public shareholders in Brazil. On September 15, 1995, the Company redeemed $175 million aggregate principal amount of Senior Subordinated Notes ("Subordinated Notes") at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued interest thereon of approximately $4 million ("Redemption"). On October 19, 1995, the Company refinanced its existing credit facilities ("Recapitalization Bank Facilities") and entered into new credit facilities ("Senior Bank Facilities") at more favorable interest rates and with more favorable covenants.

On March 6, 1996, certain stockholders of UCAR sold 16,675,000 shares of Common Stock in a secondary public offering ("Secondary Offering"). In the Secondary Offering, Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, "Blackstone"), Chemical Equity Associates and certain members of management sold approximately 15,449,000 shares, 826,000 and 400,000 shares, respectively. After the Secondary Offering, Blackstone owned approximately 20% of the outstanding shares of Common Stock. UCAR did not sell any shares in the Secondary Offering and did not receive any proceeds from the shares sold by the selling stockholders. Approximately 193,000 of the shares sold by management consisted of shares issued upon the exercise of vested stock options concurrently with the Secondary Offering and the Company received proceeds of approximately $1.5 million from the exercise of such options.

RESULTS OF OPERATIONS

Three Month and Six Month Periods Ended June 30, 1996 as Compared to Three Month and Six Month Periods Ended June 30, 1995

Net sales of $241 million in the second quarter of 1996 ("1996 Second Quarter") represents a 6% increase over net sales of $227 million in the second quarter of 1995 ("1995 Second Quarter"). Graphite electrode sales were $170 million in the 1996 Second Quarter as compared to $169 million in the 1995 Second Quarter. While net sales of graphite electrodes remained flat, the volume of graphite electrodes sold declined 7% to 50,000 metric tons in the 1996 Second Quarter from 53,900 metric tons in the 1995 Second Quarter. This decline was primarily due to a temporary delay in shipments of ordered electrodes to certain export markets pending receipt of satisfactory assurances of payment. It is the Company's practice to assure security of payment before shipping products. The Company believes virtually all of

                             UCAR INTERNATIONAL INC.



these orders will be released for shipment prior to the end of 1996. Subsequent to June 30, 1996 the Company has received satisfactory assurances as to some of these orders and has released the corresponding shipments. The average selling price (in dollars and net of change in currency exchange rates) for the Company's graphite electrodes rose by 5.3% per metric ton in the 1996 Second Quarter as compared to the 1995 Second Quarter. Net sales of graphite specialty products in the 1996 Second Quarter increased 26% to $34 million from $27 million in the 1995 Second Quarter. This increase was due primarily to increased sales of molded products used primarily in the manufacture of rail car wheels, extruded, purified products used largely by the semiconductor industries, and products used for composite tooling applications in the aerospace and aircraft manufacturing industries. The average selling price for graphite specialty products rose 8% (in dollars and net of changes in currency exchange rates) in the 1996 Second Quarter as compared to the 1995 Second Quarter. Net sales of carbon specialty products increased 29% to $27 million in the 1996 Second Quarter from $21 million in the 1995 Second Quarter. This increase was due primarily to a previously forecasted increase in demand and an emergency shipment of carbon refractory materials generally used to re-line blast furnaces. Net sales of Grafoil(Registered) remained flat at $9 million in both the 1996 Second Quarter and the 1995 Second Quarter.

Net sales in the six months ended June 30, 1996 (the "1996 Period") were $484 million, an increase of 11% over net sales of $437 million in the six months ended June 30, 1995 (the "1995 Period"). Net sales of graphite electrodes were $353 million in the 1996 Period as compared to $327 million in the 1995 Period. The volume of graphite electrodes sold declined 2,700 metric tons or 2.5% in the 1996 Period as compared to the 1995 Period due to the delayed shipments described above. The average selling price (in dollars and net of change in currency exchange rates) for the Company's graphite electrodes rose by 8.5% per metric ton in the 1996 Period as compared to the 1995 Period. Net sales of graphite specialty products in the 1996 Period increased 21% to $64 million from $53 million in the 1995 Period due to both increased demand and selling price. Net sales of carbon specialty products increased 29% to $49 million in the 1996 Period from $38 million in the 1995 Period. This increase was due to a 6% price increase (in dollars) which became effective on January 1, 1996, a previously forecasted increase in demand and emergency shipment of refractory materials. Net sales of Grafoil(Registered) were $18 million in the 1996 Period as compared to $19 million in the 1995 Period.

Cost of sales increased 4% to $145 million in the 1996 Second Quarter from $139 million in the 1995 Second Quarter. This increase was primarily due to the increased volume of carbon specialty and graphite specialty products sold. In the 1996 Period, cost of sales increased 7% to $295 million from $275 million in the 1995 Period, also due primarily to the increased volume of carbon specialty and graphite specialty products sold.

As a result of the changes described above, the Company's gross profit margin increased to 39.8% in the 1996 Second Quarter from 38.8% in the 1995 Second Quarter. In the 1996 Period, gross profit margin increased to 39.0% from 37.1% in the 1995 Period.

Selling, administrative and other expenses decreased to $23 million in the 1996 Second Quarter from $26 million in the 1995 Second Quarter. For the 1996 Period, selling, administrative and other expenses decreased to $45 million from $48 million in the 1995 Period. The decrease is due to an accrual in the

                             UCAR INTERNATIONAL INC.



1995 Second Quarter of compensation expense relating to performance stock options while there was no such accrual in the 1996 Second Quarter.

Restructuring costs of $30 million were incurred in the 1995 Period in connection with a project, approved by UCAR's Board of Directors in January 1995, which involved the closure of certain high cost manufacturing operations and the addition of modern lower cost manufacturing operations at the Company's North American graphite electrode plants ("Rationalization Project"). The Rationalization Project is expected to yield approximately $23 million in annual cost savings, with approximately $20 million expected to be realized in 1996 and the full $23 million expected to be realized in 1997 (in each case, as compared to 1994). These restructuring costs include fixed asset write-offs of $22 million and $8 million of facility closing expenses and environmental clean-up costs. No restructuring costs were incurred in the second quarter of either 1996 or 1995.

Other (income) expense (net) was nil in the 1996 Second Quarter as compared to income of $8 million in the 1995 Second Quarter. This change was primarily due to a $3 million decrease in interest income and a $6 million decrease in exchange gains on transactions denominated in foreign currencies. Certain hedge transactions have been implemented to mitigate the currency exposure for the Company on a global basis. Other (income) expense (net) for the 1996 Period was $1 million of expense as compared to income of $2 million for the 1995 Period. The major changes between the 1996 Period and the 1995 Period were an $8 million decrease in interest income and a $6 million expense in the 1995 Period associated with a back-up senior subordinated credit facility provided by Chemical Bank in connection with the Recapitalization.

Operating profit in the 1996 Second Quarter was $71 million (29.5% of net sales) as compared to $69 million (30.4% of net sales) in the 1995 Second Quarter. In the 1996 Period, operating profit was $139 million (28.7% of net sales) as compared to $83 million (19.0% of net sales) in the 1995 Period. Excluding the restructuring costs of $30 million, the non-recurring expenses of $6 million for a senior subordinated credit facility which was available but not used in connection with the Recapitalization and $2 million under the Company's long term incentive compensation plan which were incurred as a result of the Recapitalization, operating profit in the 1995 Period would have been $121 million (27.7% of net sales).

Interest expense decreased to $15 million in the 1996 Second Quarter from $26 million in the 1995 Second Quarter. The average outstanding total debt in the 1996 Second Quarter was $643 million as compared to $927 million in the 1995 Second Quarter, and the average annual interest rate in the 1996 Second Quarter was 9.5% as compared to 10.8% in the 1995 Second Quarter. Interest expense decreased to $31 million in the 1996 Period as compared to $49 million in the 1995 Period. The average outstanding total debt was $656 million and the average annual interest rate was 9.5% in the 1996 Period as compared to an average outstanding total debt of $887 million and an average annual interest rate of 9.9% in the 1995 Period.

The provision for income taxes was $19 million in the 1996 Second Quarter as compared to $15 million in the 1995 Second Quarter. This increase is primarily due to higher pre-tax income. The provision for

                             UCAR INTERNATIONAL INC.



income taxes decreased to $38 million in the 1996 Period as compared to $52 million in the 1995 Period. The decrease in income tax expense was primarily due to non-recurring taxes of approximately $37 million in the 1995 first quarter associated with the Recapitalization as a result of the repatriation to the United States of funds borrowed by foreign subsidiaries, partially offset by the effect of the improvement in income before provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Debt

At June 30, 1996, the Company had total debt of $632 million as compared to $668 million at December 31, 1995. The Company had a stockholders' deficit of $79 million at June 30, 1996 as compared to $167 million at December 31, 1995. The Company believes that cash flow from operations combined with its $100 million revolving credit facility and existing cash balances will be adequate to meet the Company's debt service requirements, fund continued capital requirements, allow for growth opportunities and meet working capital and general corporate needs.

Inventory Levels and Working Capital

Inventory levels at any specified date are affected by increases in inventories of raw materials to meet anticipated increases in sales of finished products, customer buy-ins and other factors affecting net sales from quarter to quarter. Inventory levels increased to $169 million at June 30, 1996 from $136 million at December 31, 1995. This increase was primarily due to an $11 million LIFO accounting method change, a $6 million temporary build-up of inventory in North America due to the Rationalization Project and a $16 million increase of inventory in Europe as a result of delay in shipments to certain export markets pending receipt of satisfactory assurances of payment.

The Company's working capital increased to $231 million at June 30, 1996 from $175 million at December 31, 1995. The increase is primarily due to the increase in inventory described above, an increase of $17 million in receivables and a decrease of $26 million in accrued liabilities and payables. Cash and cash equivalents were $14 million lower at June 30, 1996 than at December 31, 1995. Cash and cash equivalents at June 30, 1996 included $2 million set aside for the Rationalization Project and $28 million held by the Company's Brazilian subsidiary.

Capital Expenditures

Capital expenditures aggregated $23 million (including $1 million for the Rationalization Project) in the 1996 Period as compared to $23 million in the 1995 Period. Capital expenditures have been and will be made during 1996 to maintain existing facilities and equipment, to achieve cost savings and to improve operating efficiency (including the Rationalization Project and other restructuring and reengineering projects). The Company expects capital expenditures in 1996 to total approximately $60 million (including expenditures relating to the Rationalization Project which were pre-funded as part of the

                             UCAR INTERNATIONAL INC.



Recapitalization). Capital expenditures for environmental protection have not been and are not expected to be a significant factor with respect to the Company's capital expenditures as a whole.

Acquisition

On May 21, 1996, the Company announced its intention to pursue the purchase of 70% of the outstanding shares of Carbone Savoie, a wholly owned subsidiary of a competitor. It is the intent of both parties to consummate the transaction by September 30, 1996, after satisfaction of a number of conditions, including execution of definitive agreements, receipt of governmental approvals, satisfactory completion of due diligence and approval by the senior management of both parties and their respective Boards of Directors. While the final purchase price will not be determined until after satisfactory completion of due diligence, it is estimated that the purchase price will not exceed 200 million French Francs. The Company intends to finance payment of the purchase price from existing cash, cash flow from operations and borrowings under its revolving credit facility.

Restrictions on Dividends and Distributions

Under the Senior Bank Facilities, UCAR and Global are generally permitted to pay dividends to their respective stockholders only in an annual amount up to the greater of $15 million or a specified percentage of adjusted consolidated net income.

The indenture relating to the Subordinated Notes restricts the payment of dividends by Global to UCAR if (a) at the time of such proposed dividend, Global is unable to meet certain indebtedness incurrence and income tests or (b) the total amount of the dividend paid exceeds specified aggregate limits based on consolidated net income and net proceeds from asset and stock sales and certain other transactions. Such restrictions are not applicable to dividends (i) in respect of UCAR's administrative fees and expenses and (ii) for the specific purpose of the purchase or redemption by UCAR of capital stock held by present or former officers of the Company up to $5 million per year or $25 million in the aggregate.

CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1996, the Company changed its method of determining LIFO inventories. The new methodology provides specifically identified parameters for defining new items within the LIFO pool which the Company believes improves the accuracy of costing those items.

The Company recorded income of $7 million (after related income taxes of $4 million) as the cumulative effect on prior years of this change in accounting for inventories. The Company believes this change will not materially impact the Company's ongoing results of operations.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation" which is effective for years beginning after December 15, 1995. SFAS 123 permits a fair value based method of accounting for employee stock compensation plans. It also allows a company to continue to use the intrinsic value

                             UCAR INTERNATIONAL INC.



method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue to use the accounting prescribed by APB 25 must make pro forma disclosures of net income and net income per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company intends to continue the method of accounting for stock-based compensation prescribed by APB 25; accordingly, the adoption of SFAS 123 will have no effect on the Company with the exception of expanded disclosures required under SFAS 123.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

On May 7, 1996, the Company held its annual meeting of stockholders in Danbury, Connecticut. The stockholders elected the following directors with corresponding votes for and withheld:

                                          Number Of             Number Of
    Name Of Director                  Shares Voted For        Shares Withheld
    ----------------                  ----------------        ---------------

    Robert P. Krass................      41,786,999               262,831
    R. Eugene Cartledge............      41,820,784               229,046
    John R. Hall...................      41,820,909               228,921
    Glenn H. Hutchins..............      41,784,300               265,530
    Robert D. Kennedy..............      41,787,109               262,721
    Howard A. Lipson...............      41,783,996               265,834
    Peter G. Peterson..............      40,680,065             1,369,765
    Stephen A. Schwarzman..........      41,784,386               265,444


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

(a) EXHIBITS

    The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

    Exhibit
    Number                          Description of Exhibit
    ------                          ----------------------

    10.30 Amendment to UCAR International Inc. Management Stock Option Plan dated July 29, 1996

    10.31(a) First Amendment to UCAR International Inc. Bonus II Plan dated May 7, 1996

    10.33 Amended and Restated UCAR International Inc. Officers' Incentive Plan dated May 7, 1996

    10.41(a)   Second Amendment to the UCAR Carbon Retirement Plan dated
               May 7, 1996

    10.45 Amended and Restated Equalization Benefit Plan for Participants of the UCAR Carbon Retirement Plan dated May 7, 1996

    10.54(a) First Amendment to UCAR International Inc. 1995 Equity Incentive Plan dated July 29, 1996

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.



    10.55 First Amendment to UCAR International Inc. 1995 Directors' Stock Plan dated July 29, 1996

    10.57(a) Amendment to UCAR International Inc. 1996 Mid-Management Equity Incentive Plan dated July 29, 1996

    11         Statement re: computation of per share earnings

    27         Financial Data Schedule


(b) REPORTS ON FORM 8-K

    No Report on Form 8-K was filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

                             UCAR INTERNATIONAL INC.


                                    SIGNATURE



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           UCAR INTERNATIONAL INC.

Date:  August 1, 1996                      By:   /s/ William P. Wiemels
                                                 ----------------------
                                                 William P. Wiemels
                                                 Vice President, Chief
                                                 Financial Officer and Treasurer
                                                 (Principal Financial Officer)

                             UCAR INTERNATIONAL INC.


                                INDEX TO EXHIBITS




Exhibit No.       Description                                              Page

10.30      Amendment to UCAR International Inc. Management Stock
           Option Plan dated July 29, 1996...............................  E-2

10.31(a)   First Amendment to UCAR International Inc. Bonus II Plan
           dated May 7, 1996.............................................  E-4

10.33      Amended and Restated UCAR International Inc. Officers'
           Incentive Plan dated May 7, 1996..............................  E-5

10.41(a)   Second Amendment to the UCAR Carbon Retirement Plan dated
           May 7, 1996...................................................  E-13

10.45      Amended and Restated Equalization Benefit Plan for
           Participants of the UCAR Carbon Retirement Plan dated
           May 7, 1996...................................................  E-14

10.54(a)   First Amendment to UCAR International Inc. 1995 Equity
           Incentive Plan dated July 29, 1996............................  E-18

10.55      First Amendment to UCAR International Inc. 1995 Directors'
           Stock Plan dated July 29, 1996................................  E-19

10.57(a)   Amendment to UCAR International Inc. 1996 Mid-Management
           Equity Incentive Plan dated July 29, 1996...................... E-20

11         Statement re: computation of per share earnings................ E-21

27         Financial Data Schedule........................................ E-22