Form 10-Q
period 1996-09-30
UCAR INTERNATIONAL INC
filed 1996-10-31
CIK 931148

================================================================================
--------------------------------------------------------------------------------


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the transition period from .................... to ....................

                        Commission file number: (1-13888)


                             UCAR INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     06-1385548
           --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


39 OLD RIDGEBURY ROAD, J-4, DANBURY, CONNECTICUT                      06817-0001
------------------------------------------------                      ----------
    (Address of principal executive offices)                          (Zip Code)



       Registrant's telephone number, including area code: (203) 207-7700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of September 30, 1996, 46,497,915 shares of common stock, par value $.01 per share, were outstanding.


--------------------------------------------------------------------------------
================================================================================

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION:

   Item 1. Financial Statements:
   -----------------------------

     Consolidated Balance Sheets as of September 30, 1996
      and December 31, 1995............................................   Page 3

     Consolidated  Statements  of  Operations  for the  Three  Months
      Ended September 30, 1996 and 1995 and for the Nine Months Ended
      September 30, 1996 and 1995......................................   Page 4

     Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 1996 and 1995................................   Page 5

     Consolidated Statement of Stockholders' Equity (Deficit) for the
      Nine Months Ended September 30, 1996.............................   Page 7

     Notes to Consolidated Financial Statements........................   Page 8


   Item 2. Management's Discussion and Analysis of Financial Condition
   -------------------------------------------------------------------
           and Results of Operations...................................  Page 12
           -------------------------


PART II. OTHER INFORMATION:

   Item 6.   Exhibits and Reports on Form 8-K..........................  Page 18
   ------------------------------------------


SIGNATURE..............................................................  Page 19


INDEX TO EXHIBITS...................................................... Page E-1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                  (Dollars in millions, except per share data )

                                                     September 30,  December 31,
                        ASSETS                           1996           1995
                                                         ----           ----
                                                      (Unaudited)
Current assets:
  Cash and cash equivalents.........................  $    91         $   53
  Notes and accounts receivable.....................      176            180
  Inventories:
     Raw materials and supplies.....................       35             28
     Work in process................................       97             78
     Finished goods.................................       39             30
                                                      -------         ------
                                                          171            136
  Prepaid expenses..................................       37             34
                                                      -------         ------
          Total current assets......................      475            403
                                                      -------         ------

Property, plant and equipment.......................    1,036          1,013
Less: accumulated depreciation......................      656            635
                                                      -------         ------
          Net fixed assets..........................      380            378
                                                      -------         ------

Company carried at equity...........................       16             18
Other assets........................................       42             65
                                                      -------         ------

          Total assets..............................  $   913         $  864
                                                      =======         ======

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..................................  $    46         $   56
  Short-term debt...................................       37             31
  Payments due within one year on long-term debt....        1              1
  Accrued income and other taxes....................       42             50
  Other accrued liabilities.........................       78             90
                                                      -------         ------
          Total current liabilities.................      204            228
                                                      -------         ------

Long-term debt......................................      596            636
Other long-term obligations.........................      132            137
Deferred income taxes...............................       17             20
Minority stockholders' equity in consolidated
  entities..........................................        4              5

Common stock subject to "puts"......................        -              8
Less:  related loans to management..................        -             (3)
                                                      -------         ------

Stockholders' equity (deficit):
  Preferred stock - par value $.01;  authorized
     - 10,000,000 shares; issued - none.............        -              -
  Common stock - par value $.01; authorized
     - 100,000,000 shares; issued - 46,497,915
       shares.......................................        -              -
Additional paid-in capital..........................      496            485
Cumulative foreign currency translation adjustment..     (115)          (116)
Retained earnings (deficit).........................     (421)          (536)
                                                      -------         ------
        Total stockholders' equity (deficit)........      (40)          (167)
                                                      -------         ------
        Total liabilities and stockholders'
            equity (deficit)........................  $   913         $  864
                                                      =======         ======

See accompanying Notes to Consolidated Financial Statements.

                                                           PART I (Cont.)


                                              UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                                Consolidated Statements of Operations

                                            (Dollars in millions, except per share data)
                                                             (Unaudited)
                                                                                      Three Months                   Nine Months
                                                                                   Ended September 30,           Ended September 30,
                                                                                   -------------------           -------------------
                                                                                    1996         1995             1996         1995
                                                                                    ----         ----             ----         ----
Net sales ....................................................................  $    227     $    220         $    711     $    657
Cost of sales ................................................................       141          136              436          411
                                                                                --------     --------         --------     --------

Gross profit .................................................................        86           84              275          246
Research and development .....................................................         2            2                6            5
Selling, administrative and other expenses ...................................        21           39               66           87
Restructuring costs ..........................................................         -            -                -           30
Other (income) expense (net) .................................................         -           (2)               1           (4)
                                                                                --------     --------         --------     --------

     Operating profit ........................................................        63           45              202          128

Interest expense .............................................................        16           26               47           75
                                                                                --------     --------         --------     --------

     Income before provision for income taxes ................................        47           19              155           53

Provision for income taxes ...................................................        14            8               52           60
                                                                                --------     --------         --------     --------

     Income (loss) of consolidated entities ..................................        33           11              103           (7)

Less: minority stockholders' share of income .................................         -            1                -            4
Plus: UCAR share of net income from company carried at equity ................         2            3                5            5
                                                                                --------     --------         --------     --------

     Income (loss) before extraordinary charge and cumulative
       effect of change in accounting principles .............................        35           13              108           (6)

Extraordinary charge, net of tax .............................................         -           16                -           18
                                                                                --------     --------         --------     --------

     Income (loss) before cumulative effect of change in
       accounting principles .................................................        35           (3)             108          (24)

Cumulative effect on prior years of change in accounting for inventories .....         -            -                7            -
                                                                                --------     --------         --------     --------

       Net income (loss) .....................................................  $     35     $     (3)        $    115     $    (24)
                                                                                ========     ========         ========     ========

Primary net income per common share (Note 7)  (Pro forma in 1995):
   Income before cumulative effect of change in accounting principles ........  $   0.72     $   0.58         $   2.22     $   1.22
   Cumulative effect on prior years of change in accounting for inventories...         -            -             0.15            -
                                                                                --------     --------         --------     --------
       Primary net income per share ..........................................  $   0.72     $   0.58         $   2.37     $   1.22
                                                                                ========     ========         ========     ========
       Weighted average common shares outstanding
         (Pro forma in 1995) (in thousands) ..................................    48,619       48,759           48,405       48,693
                                                                                ========     ========         ========     ========

See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                      Increase in Cash and Cash Equivalents
                              (Dollars in millions)
                                   (Unaudited)
                                                                 Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                               1996       1995
                                                               ----       ----
Cash flow from operating activities:
 Net income (loss) ........................................   $ 115     $ (24)
 Extraordinary charge, net of tax .........................       -        18
 Cumulative effect on prior years of change in
    accounting for inventories ............................      (7)        -
 Non-cash (credits) charges to net income (loss):
   Depreciation ...........................................      28        30
   Deferred income taxes ..................................      17        (8)
   Restructuring costs ....................................       -        30
   Vesting of performance stock options ...................       -        19
   Other non-cash charges .................................      10         1
 Working capital * ........................................     (53)      (12)
 Long-term assets and liabilities .........................      (5)        9
                                                              -----     -----

     Net cash provided by operating activities ............     105        63
                                                              -----     -----

Cash flow from investing activities:
 Capital expenditures .....................................     (37)      (44)
 Purchase of minority shares in subsidiary ................      (3)      (53)
 Redemption/sale of assets ................................       1         2
                                                              -----     -----

     Net cash used in investing activities ................     (39)      (95)
                                                              -----     -----

Cash flow from financing activities:
 Short-term debt ..........................................       6       (13)
 Long-term debt borrowings ................................       2       960
 Long-term debt reductions ................................     (42)     (477)
 Financing costs ..........................................      (1)      (64)
 Sale of common stock, net of loans to management .........       7       427
 Cash distribution to stockholders ........................       -      (756)
                                                              -----     -----

     Net cash (used in) provided by financing activities ..     (28)       77
                                                              -----     -----

Net increase in cash and cash equivalents .................      38        45
Effect of exchange rate changes on
  cash and cash equivalents ...............................       -        (3)
Cash and cash equivalents at beginning of period ..........      53        60
                                                              -----     -----

Cash and cash equivalents at end of period ................   $  91     $ 102
                                                              =====     =====

                                                                     (Continued)

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                                                 Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                               1996       1995
                                                               ----       ----
Supplemental disclosures of cash flow information:
 Net cash paid during the periods for:
   Interest expense .......................................    $ 46       $ 60
   Income taxes ...........................................      39         26


*Net change in working capital by component (excluding
  cash and cash equivalents, deferred income taxes and
  short-term debt):
  (Increase) decrease in current assets:
     Notes and accounts receivable:
         Sale of receivables ..............................    $  3       $  -
         Other changes ....................................      (2)       (11)
     Inventories ..........................................     (25)       (11)
     Prepaid expenses and other current assets ............       4          -
  Increase (decrease) in payables and accruals ............     (33)        10
                                                               ----       ----

         Working capital ..................................    $(53)      $(12)
                                                               ====       ====

See accompanying Notes to Consolidated Financial Statements.

                                                           PART I (Cont.)


                                              UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                      Consolidated Statement of Stockholders' Equity (Deficit)

                                                Nine Months Ended September 30, 1996
                                                        (Dollars in millions)
                                                             (Unaudited)

                                                                           Cumulative
                                                                             Foreign
                                                            Additional      Currency      Retained         Total
                                                  Common      Paid-in      Translation    Earnings     Stockholders'
                                                   Stock      Capital      Adjustment     (Deficit)  Equity (Deficit)
                                                   -----      -------      ----------     ---------  ----------------
Balance at December 31, 1995...................   $  -        $  485       $  (116)       $  (536)       $  (167)
Exercise of employee stock options.............      -             4             -              -              4
Tax benefit arising from exercise
   of employee stock options...................      -             3             -              -              3
Reclassification of:
   Common stock subject to "puts".............       -             8             -              -              8
   Related loans to management................       -            (3)            -              -             (3)
Registration cost of offering.................       -            (1)            -              -             (1)
Translation adjustments.......................       -             -             1              -              1
Net income....................................       -             -             -            115            115
                                                  -----       ------       -------          -----        -------

Balance at September 30, 1996.................    $  -        $  496       $  (115)       $  (421)       $   (40)
                                                  =====       ======       =======        =======        =======

See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                   (Unaudited)


(1)    INTERIM FINANCIAL PRESENTATION

       The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission ("Commission") and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in stockholders' equity (deficit) for the periods presented. Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996.

       As used in these Notes, references to "UCAR" mean UCAR International Inc., to "Global" mean UCAR Global Enterprises Inc., a direct, wholly-owned subsidiary of UCAR, and to the "Company" mean UCAR and its subsidiaries (including Global), collectively. Separate financial statements of Global are not presented because they would not be material to holders of senior subordinated notes. The Company's investment in EMSA (Pty.) Ltd. ("EMSA"), a 50%-owned company, is carried on the equity basis and its proportional share of the net income of EMSA is reported under the caption "UCAR share of net income from company carried at equity". At September 30, 1996, retained earnings (deficit) included $37 million representing UCAR's share of the undistributed earnings (prior to foreign currency translation adjustment) of EMSA.

(2)    UCAR GLOBAL ENTERPRISES INC.

       UCAR has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of Global.

       The following is a summary of the consolidated assets and liabilities of Global and its subsidiaries at September 30, 1996 and December 31, 1995 and their consolidated results of operations for the three month and nine month periods ended September 30, 1996 and 1995:

                                                     September 30,  December 31,
                                                         1996           1995
                                                         ----           ----
                                                        (Dollars in millions)

       Assets:
         Current assets ............................   $  475         $  403
         Non-current assets ........................      438            461
                                                       ------         ------
            Total assets ...........................   $  913         $  864
                                                       ======         ======
       Liabilities:
         Current liabilities .......................   $  204            228
         Non-current liabilities ...................      745            793
                                                       ------         ------
            Total liabilities ......................   $  949         $1,021
                                                       ======         ======
       Minority stockholders' equity in
            consolidated entities ..................   $    4         $    5
                                                       ======         ======

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                   (Unaudited)


                                          Three Months           Nine Months
                                       Ended September 30,   Ended September 30,
                                       -------------------   -------------------
                                         1996       1995       1996       1995
                                         ----       ----       ----       ----
                                                 (Dollars in millions)
Net sales ............................  $ 227      $ 220      $ 711      $ 657
Gross profit .........................     86         84        275        246
Income (loss) before extraordinary
  charge and cumulative effect of
  change in accounting principles ....     35         13        108         (6)
Net income (loss) ....................     35         (3)       115        (24)


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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                   (Unaudited)

(6)    OTHER (INCOME) EXPENSE - NET

       The following is an analysis of other (income) expense (net):

                                          Three Months           Nine Months
                                       Ended September 30,   Ended September 30,
                                       -------------------   -------------------
                                         1996       1995       1996       1995
                                         ----       ----       ----       ----
                                                 (Dollars in millions)

Foreign currency adjustments...........  $  -       $  3       $  1       $ (1)
Interest income .......................    (2)        (6)        (7)       (19)
Loss on sales and disposals of assets..     -          -          1          1
Brazilian monetary correction .........     -          -          -          2
Bank fees due to Recapitalization .....     1          -          1          7
Other .................................     1          1          5          6
                                         ----       ----       ----       ----
                                         $  -      $  (2)      $  1       $ (4)
                                         ====      =====       ====       ====

(7)    EARNINGS PER SHARE

       Primary Net Income Per Share

       Primary net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding includes common stock equivalents calculated in accordance with the "treasury stock method," wherein the net proceeds from the exercise thereof are assumed to be used to repurchase outstanding shares of common stock at the average market price for the period. Fully diluted earnings per share is not significantly different than primary net income per share and, therefore, has not been presented.

       Pro Forma Net Income Per Share

       For the unaudited pro forma net income per share data presented on the Consolidated Statements of Operations, historical net loss for the three month and nine month periods ended September 30, 1995 has been adjusted as if the Recapitalization and the Company's initial public offering ("Initial Offering"), redemption of senior subordinated notes ("Redemption") and refinancing of credit facilities ("Refinancing") had occurred as of January 1, 1995 and to exclude the extraordinary charge and the non-recurring effects of the Recapitalization and the Initial Offering. The weighted average number of common shares outstanding reflects shares of common stock outstanding after the Initial Offering, including common stock equivalents calculated in accordance with the "treasury stock method," wherein the net proceeds from the exercise thereof are assumed to be used to repurchase outstanding shares of common stock at $25.80 (the average price for the three

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                   (Unaudited)


       months ended September 30, 1995) and $24.42 (the average price for the nine months ended September 30, 1995).

       The following table is a summary of the pro forma adjustments to net loss for the periods presented:

                                                                          Three Months        Nine Months
                                                                      Ended September 30,  Ended September 30,
                                                                      -------------------  -------------------
                                                                             1995                 1995
                                                                             ----                 ----
                                                                               (Dollars in millions)
Net loss as reported in the Consolidated Financial Statements ............  $ (3)                 $(24)

Pro forma effects of the Recapitalization (after tax):
     Compensation expense related to the Company's long
         term incentive compensation plan.................................     -                     1
     Senior subordinated credit facility expense..........................     -                     4
     Net adjustment to interest...........................................     -                    (3)
     Taxes due to Recapitalization .......................................     -                    37

Pro forma effects of the Initial Offering and Redemption (after tax):
     Accelerated vesting of performance stock options
         and matching shares..............................................    12                    12
     Net adjustment to interest...........................................     2                     9
     Extraordinary charge.................................................    16                    18

Pro forma effects of the Refinancing (after tax):
     Net adjustment to interest...........................................     2                     6
                                                                            ----                  ----

Pro forma net income......................................................  $ 29                  $ 60
                                                                            ====                  ====

                             UCAR INTERNATIONAL INC.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

In March 1996, certain stockholders of UCAR sold an aggregate of 16,675,000 shares of Common Stock in a secondary public offering ("Secondary Offering"). In the Secondary Offering, Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, "Blackstone"), Chemical Equity Associates and certain members of management sold approximately 15,449,000 shares, 826,000 shares and 400,000 shares, respectively. After the Secondary Offering, Blackstone owned approximately 20% of the outstanding shares of Common Stock. UCAR did not sell any shares in the Secondary Offering and did not receive any proceeds from the shares sold by the selling stockholders. Approximately 193,000 of the shares sold by management consisted of shares issued upon the exercise of vested stock options concurrently with the Secondary Offering and the Company received proceeds of approximately $1.5 million from the exercise of such options.

RESULTS OF OPERATIONS

Three Month and Nine Month Periods Ended September 30, 1996 as Compared to Three Month and Nine Month Periods Ended September 30, 1995

Net sales of $227 million in the third quarter of 1996 ("1996 Third Quarter") represent a 3% increase over net sales of $220 million in the third quarter of 1995 ("1995 Third Quarter"). Graphite electrode sales were $166 million in the 1996 Third Quarter as compared to $165 million in the 1995 Third Quarter. While net sales of graphite electrodes remained flat, the volume of graphite electrodes sold declined 6% to 49,000 metric tons in the 1996 Third Quarter from 52,000 metric tons in the 1995 Third Quarter. This decline was primarily due to a reduction in shipments in Western Europe and in some export markets as customers drew down on inventories previously built-up as a result of a reduction in steel shipments. The average selling price (in dollars and net of changes in currency exchange rates) for

                             UCAR INTERNATIONAL INC.



the Company's graphite electrodes rose by 4% per metric ton in the 1996 Third Quarter as compared to the 1995 Third Quarter. Net sales of graphite specialty products in the 1996 Third Quarter increased 15% to $30 million from $26 million in the 1995 Third Quarter. This increase was primarily due to strong demand in all its product lines and a 6% price increase (in dollars) which became effective on January 1, 1996. Net sales of carbon specialty products were $22 million in the 1996 Third Quarter as compared to $21 million in the 1995 Third Quarter. Net sales of Grafoil(Registered) were $9 million in the 1996 Third Quarter as compared to $7 million in the 1995 Third Quarter. Strong demand for Grafoil(Registered) gaskets in the transportation industry was the main reason for the increase.

Net sales in the nine months ended September 30, 1996 (the "1996 Period") were $711 million, an increase of 8% over net sales of $657 million in the nine months ended September 30, 1995 (the "1995 Period"). Net sales of graphite electrodes were $519 million in the 1996 Period as compared to $492 million in the 1995 Period. The volume of graphite electrodes sold declined by 5,700 metric tons, or 4%, in the 1996 Period as compared to the 1995 Period, primarily for the reason described above. The average selling price (in dollars and net of changes in currency exchange rates) for the Company's graphite electrodes rose by 7% per metric ton in the 1996 Period as compared to the 1995 Period. Net sales of graphite specialty products in the 1996 Period increased 19% to $94 million from $79 million in the 1995 Period, due to both increased demand and selling price. Net sales of carbon specialty products increased 20% to $71 million in the 1996 Period from $59 million in the 1995 Period. This increase was due primarily to the 6% price increase described above. Net sales of Grafoil(Registered) were $27 million in the 1996 Period as compared to $26 million in the 1995 Period.

Cost of sales increased 4% to $141 million in the 1996 Third Quarter from $136 million in the 1995 Third Quarter. This increase was primarily due to the increased volume of carbon specialty and graphite specialty products sold. In the 1996 Period, cost of sales increased 6% to $436 million from $411 million in the 1995 Period, also due primarily to the increased volume of carbon specialty and graphite specialty products sold.

As a result of the changes described above, the Company's gross profit margin decreased to 37.9% in the 1996 Third Quarter from 38.2% in the 1995 Third Quarter. In the 1996 Period, gross profit margin increased to 38.7% from 37.4% in the 1995 Period.

Selling, administrative and other expenses decreased to $21 million in the 1996 Third Quarter from $39 million in the 1995 Third Quarter. For the 1996 Period, selling, administrative and other expenses decreased to $66 million from $87 million in the 1995 Period. These decreases are primarily due to the fact that there was an $18 million expense in the 1995 Third Quarter as a result of the accelerated vesting of performance stock options and restricted matching stock while there was no such charge in the 1996 Period.

Restructuring costs of $30 million were incurred in the 1995 Period in connection with a project, approved by UCAR's Board of Directors in January 1995, which involved the closure of certain high cost manufacturing operations and the addition of modern lower cost manufacturing operations at the Company's North American graphite electrode plants ("Rationalization Project"). The Rationalization

                             UCAR INTERNATIONAL INC.



Project is expected to yield approximately $23 million in annual cost savings, with approximately $20 million expected to be realized in 1996 and the full $23 million expected to be realized in 1997 (in each case, as compared to 1994). These restructuring costs include fixed asset write-offs of $22 million and $8 million of facility closing expenses and environmental clean-up costs. Except for the Rationalization Project, no restructuring costs were incurred in the 1995 Period or the 1996 Period.

Other (income) expense (net) was nil in the 1996 Third Quarter as compared to income of $2 million in the 1995 Third Quarter. This change was primarily due to a $4 million decrease in interest income and a $3 million increase in exchange gains on transactions denominated in foreign currencies. Certain hedge transactions have been implemented to mitigate the currency exposure for the Company on a global basis. Other (income) expense (net) for the 1996 Period was $1 million of expense as compared to income of $4 million for the 1995 Period. The major changes between the 1996 Period and the 1995 Period were a $12 million decrease in interest income and a $6 million expense in the 1995 Period associated with a back-up senior subordinated credit facility provided by Chemical Bank in connection with the Recapitalization.

Operating profit in the 1996 Third Quarter was $63 million (27.8% of net sales) as compared to $45 million (20.5% of net sales) in the 1995 Third Quarter. In the 1996 Period, operating profit was $202 million (28.4% of net sales) as compared to $128 million (19.5% of net sales) in the 1995 Period. Excluding the restructuring costs of $30 million, the nonrecurring expense of $6 million associated with the senior subordinated credit facility, the $18 million included in selling, administrative and other expenses as result of accelerated vesting of performance stock options and restricted matching stock and the $2 million included in other expenses due to accelerated payments under the Company's long term incentive compensation plan which were accelerated as a result of the Recapitalization, operating profit in the 1995 Period would have been $184 million (28.0% of net sales).

Interest expense decreased to $16 million in the 1996 Third Quarter from $26 million in the 1995 Third Quarter. The average outstanding total debt in the 1996 Third Quarter was $634 million as compared to $866 million in the 1995 Third Quarter, and the average annual interest rate in the 1996 Third Quarter was 9.7% as compared to 11.3% in the 1995 Third Quarter. Interest expense decreased to $47 million in the 1996 Period as compared to $75 million in the 1995 Period. The average outstanding total debt was $649 million and the average annual interest rate was 9.6% in the 1996 Period as compared to an average outstanding total debt of $855 million and an average annual interest rate of 10.8% in the 1995 Period.

The provision for income taxes was $14 million in the 1996 Third Quarter as compared to $8 million in the 1995 Third Quarter. The increase was primarily due to higher pre-tax income, partially offset by reductions of deferred tax valuation allowances. The provision for income taxes was $52 million in the 1996 Period as compared to $60 million in the 1995 Period. The decrease was primarily due to the fact that there were taxes of approximately $37 million in the 1995 Period associated with the Recapitalization which were not incurred in the 1996 Period, partially offset by the effect of higher pre-tax income.

                             UCAR INTERNATIONAL INC.



LIQUIDITY AND CAPITAL RESOURCES

Debt

At September 30, 1996, the Company had total debt of $634 million as compared to $668 million at December 31, 1995. The Company had a stockholders' deficit of $40 million at September 30, 1996 as compared to $167 million at December 31, 1995.

Inventory Levels and Working Capital

Inventory levels at any specified date are affected by increases in inventories of raw materials to meet anticipated increases in sales of finished products, customer buy-ins and other factors affecting net sales from quarter to quarter. Inventory levels increased to $171 million at September 30, 1996 from $136 million at December 31, 1995. This increase was primarily due to an $11 million LIFO accounting method change, a $4 million temporary build-up of inventory in North America due to the Rationalization Project and a $20 million increase of inventory in Europe as a result of a reduction in graphite electrode shipments in Western Europe and some export markets described above.

The Company's working capital increased to $271 million at September 30, 1996 from $175 million at December 31, 1995. The increase was primarily due to the increase in inventory described above, a decrease of $24 million in current liabilities and a $38 million increase in cash and cash equivalents. Cash and cash equivalents at September 30, 1996 included $40 million held by the Company's Brazilian subsidiary.

Capital Expenditures

Capital expenditures aggregated $37 million (including $4 million for the Rationalization Project) in the 1996 Period as compared to $44 million (including $19 million for the Rationalization Project) in the 1995 Period. Capital expenditures have been and will be made during 1996 to maintain existing facilities and equipment, to achieve cost savings and to improve operating efficiency (including the Rationalization Project and other restructuring and reengineering projects). The Company expects capital expenditures in 1996 to total approximately $60 million (including expenditures relating to the Rationalization Project which were pre-funded as part of the Recapitalization). Capital expenditures for environmental protection have not been and are not expected to be a significant factor with respect to the Company's capital expenditures as a whole.

Acquisitions

On September 11, 1996, the Company announced its intention to pursue the purchase of a controlling interest in Graphite PLC, which operates a graphite electrode business in Viazma, Russia. The Company intends to purchase Graphite PLC through a tender offer to its major shareholders, which include members of the board of directors and employees of Graphite PLC. It is anticipated that the transaction will be completed by December 31, 1996. The total estimated investment is $50 million and includes

                             UCAR INTERNATIONAL INC.



the purchase of shares, a working capital infusion, the assumption of certain short-term debt and other expenses.

On May 21, 1996, the Company announced its intention to pursue the purchase of 70% of the outstanding shares of Carbone Savoie, S.A., a wholly-owned subsidiary of a competitor and a manufacturer of carbon cathode blocks. While the final purchase price will not be determined until after satisfactory completion of due diligence, it is estimated that the purchase price will not exceed 200 million French Francs.

Both acquisitions are subject to satisfaction of a number of conditions, including receipt of governmental approvals. The Company intends to finance both acquisitions from existing cash, cash flow from operations and borrowings under its revolving credit facility.

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

                             UCAR INTERNATIONAL INC.



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

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) EXHIBITS

    The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

    Exhibit
    Number                       Description of Exhibit
    ------                       ----------------------

    10.28(a) Third Amendment to UCAR International Inc. Compensation Deferral Program effective as of January 1, 1996

    10.41(b) First Amendment to The UCAR Carbon Retirement Plan effective February 25, 1991

    10.41(c) Third Amendment to such Retirement Plan effective, as to paragraph 2, as of January 26, 1995 and as to paragraphs 1 and 3-5, as of January 1, 1997

    10.50(a) Second Amendment to UCAR International Inc. Benefits Protection Trust effective as of January 1, 1996

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


                                          UCAR INTERNATIONAL INC.


Date:  October 31, 1996                   By:   /s/ William P. Wiemels
                                                ----------------------
                                                William P. Wiemels
                                                Vice President, Chief
                                                Financial Officer and Treasurer
                                                (Principal Financial Officer)

                             UCAR INTERNATIONAL INC.


                                INDEX TO EXHIBITS



Exhibit No.                     Description                              Page

10.28(a)   Third Amendment to UCAR International Inc. Compensation
           Deferral Program effective as of January 1, 1996............   E-2

10.41(b)   First Amendment to The UCAR Carbon Retirement Plan
           effective February 25, 1991.................................   E-4

10.41(c)   Third Amendment to such Retirement Plan effective, as to
           paragraph 2, as of January 26, 1995 and as to paragraphs 1
           and 3-5, as of January 1, 1997..............................   E-6

10.50(a)   Second Amendment to UCAR International Inc. Benefits
           Protection Trust effective as of January 1, 1996............   E-8

11         Statement re: computation of per share earnings.............  E-11

27         Financial Data Schedule.....................................  E-12