Form 10-K405
period 1996-12-31
UCAR INTERNATIONAL INC
filed 1997-03-11
CIK 931148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                   OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD
      FROM        TO

                            ------------------------

                       COMMISSION FILE NUMBER: (1-13888)

                            ------------------------

                            UCAR INTERNATIONAL INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           DELAWARE                                                       06-1385548
               (STATE OR OTHER JURISDICTION OF                                         (I.R.S. EMPLOYER
                INCORPORATION OR ORGANIZATION)                                      IDENTIFICATION NUMBER)

                            ------------------------

                    39 OLD RIDGEBURY ROAD                                                 06817-0001
                     DANBURY, CONNECTICUT                                                 (ZIP CODE)
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 207-7700

                            ------------------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                     TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
            COMMON STOCK, PAR VALUE $.01 PER SHARE                                 NEW YORK STOCK EXCHANGE

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     As of February 28, 1997, 46,797,777 shares of common stock were outstanding. The aggregate market value of the outstanding common stock as of February 28, 1997 (based upon the closing sale price of the common stock on the New York Stock Exchange on such date) held by non-affiliates of the registrant was approximately $1,583 million.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required under Part III is incorporated by reference from the UCAR International Inc. Proxy Statement for the Annual Meeting of Stockholders for 1997 to be held on May 13, 1997, which will be filed on or about April 3, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I    ..............................................................................................     1
Item 1.   Business......................................................................................     1

          Introduction..................................................................................     1
          Corporate History.............................................................................     2
          Growth Strategies and Recent Initiatives......................................................     3
          Business Strategies...........................................................................     5
          Recent Developments...........................................................................     6
          Markets and Industry Overview.................................................................     6
          Manufacturing Processes and Operations........................................................     8
          Products......................................................................................    10
          Raw Materials and Suppliers...................................................................    10
          Sales and Customer Service; Research and Development..........................................    11
          Distribution..................................................................................    11
          Patents and Trademarks........................................................................    12
          Competition...................................................................................    12
          Environmental Matters.........................................................................    13
          Insurance.....................................................................................    15
          Employees.....................................................................................    15
          Description of Indebtedness...................................................................    15
Item 2.   Properties....................................................................................    19
Item 3.   Legal Proceedings.............................................................................    20
Item 4.   Submission of Matters to a Vote of Security Holders...........................................    20

PART II   ..............................................................................................    21
Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters..........................    21
          Market Information............................................................................    21
          Dividend Policy...............................................................................    21
Item 6.   Selected Financial Data.......................................................................    22
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................................................    26
Item 8.   Financial Statements and Supplementary Data...................................................    34
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................................................    66

PART III  ..............................................................................................    66
Items 10 to 13 inclusive................................................................................    66
          Executive Officers and Directors..............................................................    66

PART IV   ..............................................................................................    68
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    68

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the 'Securities Act'), and Section 21E of the Securities Exchange Act of 1934, as amended (the 'Exchange Act'). Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include the possibility that announced additions to electric arc furnace steel production capacity may not occur, increased electric arc furnace steel production may not occur or result in increased demand or higher prices for graphite electrodes, acquired manufacturing capacity may not be fully utilized, technological advances expected by the Company (as defined herein) may not be achieved, changing economic and competitive conditions, other technological developments and other risks and uncertainties, including those set forth herein.

                                     PART I

ITEM 1. BUSINESS

     Unless otherwise indicated or the context otherwise requires, all references to 'UCAR' mean UCAR International Inc. and to the 'Company' mean UCAR, its wholly and majority owned subsidiaries (including UCAR Global Enterprises Inc., a direct, wholly owned subsidiary of UCAR ('Global'), EMSA (Pty.) Ltd., its 50%-owned affiliate ('EMSA'), and its and their predecessors (insofar as a predecessor's activities related to the carbon and graphite products business), collectively, except that such references do not include UCAR Grafit OAO ('UCAR Grafit'), Carbone Savoie S.A.S. ('Carbone Savoie') or UCAR Elektroden GmbH ('UCAR Elektroden' and, together with UCAR Grafit and Carbone Savoie, the 'Acquired Companies') with respect to time periods prior to their respective acquisitions. Separate financial statements of Global are not presented because they would not be material to holders of Subordinated Notes (as defined herein). Unless otherwise indicated, all financial information refers to that of the Company (including UCAR Grafit since its acquisition) on a consolidated basis (using the equity method for EMSA).

     Unless otherwise indicated, all information has been adjusted to reflect the reclassification of the common stock of UCAR in connection with, and the stock splits effected after, the leveraged recapitalization of the Company on January 26, 1995 (the 'Recapitalization').

     All references to 'Home Markets' mean North America, Western Europe, Brazil, Mexico and South Africa and to 'Free World' mean worldwide, excluding China, the former Soviet Union, India and Eastern Europe (other than the former East Germany).

INTRODUCTION

     The Company is the largest manufacturer of graphite and carbon electrodes in the world, with sales in over 70 countries and manufacturing facilities on four continents. Graphite electrodes, the Company's principal product, are consumed primarily in the production of steel in an electric arc furnace ('EAF'), the steelmaking technology used by virtually all 'mini-mills,' as well as in the refining of steel using ladle furnaces. Carbon electrodes are consumed primarily to produce silicon metal, which is used in the manufacture of aluminum. Graphite electrodes and carbon electrodes accounted for approximately 73% and 6%, respectively, of the Company's net sales in 1996. The Company also manufactures other graphite and carbon products as well as cooling systems and components for steelmaking furnaces and other high temperature applications.

     Electrodes act as conductors of electricity in a furnace, generating sufficient heat to melt scrap metal or other raw materials used to produce steel, silicon metal or other materials. The electrodes are gradually consumed in the course of such production. In the case of graphite electrodes in an EAF, one electrode must be replaced, on average, every eight to ten operating hours ('a stick a shift'). Graphite electrodes are presently the only products available that are capable of sustaining the levels of heat (as high as 5,000 degrees Fahrenheit) required in an EAF and, therefore, demand for graphite electrodes is directly related to the amount of EAF steel produced.

     Over the past two decades, EAF steelmaking has become more efficient and cost effective due to technological improvements in EAF steelmaking processes and equipment design and in graphite electrodes. This improved efficiency has resulted in a decrease in the quantity of graphite electrodes consumed per metric ton of steel produced (known as 'Specific Consumption'). From 1985 through mid-1992, this decrease was offset by increased levels of EAF steel production, which resulted in relatively stable demand for graphite electrodes. The Company believes that, since mid-1992, increased levels of EAF steel production have more than offset the decrease in Specific Consumption. The Company believes that global demand for graphite electrodes will increase over the long-term at an average rate of 1% to 2% per year. The Company has experienced, and expects to continue to experience, volatility with respect to demand for graphite electrodes in certain geographic areas as general economic conditions in such areas fluctuate.

     The rapid growth in EAF steel production through the 1970s led to an over-expansion in capacity for the manufacture of graphite electrodes. Beginning in the early 1980s, this expansion, together with declining Specific Consumption, resulted in downward pressure on pricing, significant consolidation in the number of manufacturers and industry-wide capacity reduction. The Company estimates that Free World capacity and Company capacity have each been reduced by approximately one-third since 1985. Presently, there is only one global manufacturer of electrodes in the Free World other than the Company and there are in total only eight other Free World manufacturers.

     The Company has benefited from reduced costs resulting from its successful restructuring and re-engineering projects as well as from significant increases in graphite electrode pricing (attributable in large part to the industry-wide capacity reduction) which have taken place since mid-1992.

CORPORATE HISTORY

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

     On January 26, 1995, the Company consummated the Recapitalization pursuant to the Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 (the 'Recapitalization Agreement') among Union Carbide, Mitsubishi, UCAR and a corporation affiliated with Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, 'Blackstone'). Pursuant to the Recapitalization: (i) UCAR issued common stock representing approximately 75% of the then outstanding common stock to Blackstone, Chase Equity Associates (an affiliate of Chase Manhattan Bank, formerly known as Chemical Bank) and certain members of management (collectively, the 'Investors') for $203 million; (ii) Global and certain of its subsidiaries borrowed $585 million under senior secured bank credit facilities arranged through Chase Manhattan Bank and established in connection with the Recapitalization (the 'Recapitalization Bank Facilities'); (iii) Global issued $375 million of 12% senior subordinated notes due 2005 (the 'Subordinated Notes'); (iv) the Company repaid approximately $250 million of then existing indebtedness; (v) UCAR repurchased and cancelled all of the common equity then held by Mitsubishi for $406 million; (vi) UCAR paid to Union Carbide a cash dividend of $347 million on the common equity then held by Union Carbide, which common equity was reclassified and immediately thereafter represented approximately 25% of the then outstanding common stock; and (vii) certain members of management received restricted stock matching a portion of the common stock purchased by them and options to purchase up to an aggregate of 12% of the then outstanding common stock on a fully diluted basis, subject to certain vesting provisions. In connection with the Recapitalization, the Company transferred all of the stock of its operating subsidiaries to Global or subsidiaries of Global. UCAR currently holds no material assets other than common stock of Global.

     On August 15, 1995, UCAR completed an initial public offering of common stock (the 'Initial Offering'). In connection with the Initial Offering, UCAR sold common stock representing 22% of the common stock outstanding immediately after the Initial Offering for net proceeds of $227 million and Union Carbide sold all of the common stock then owned by it. UCAR used net proceeds from the Initial Offering to contribute to Global an amount sufficient to redeem $175 million aggregate principal amount of the Subordinated Notes at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued interest thereon of $4 million (the 'Redemption'). The Redemption reduced the Company's annual interest expense by $21 million. The Company used the balance of the net proceeds for general corporate purposes and to reduce other outstanding indebtedness.

     On October 19, 1995, the Company refinanced the Recapitalization Bank Facilities with new senior secured bank credit facilities (the 'Senior Bank Facilities') at more favorable interest rates and with more favorable covenants (the 'Refinancing'). The Refinancing resulted in a reduction of annual interest expense by approximately $13 million (based on the principal amount outstanding and interest rates in effect at the time of the Refinancing).

     In March 1996, certain stockholders of UCAR sold an aggregate of 16,675,000 shares of common stock in a secondary public offering (the 'Secondary Offering'). In the Secondary Offering, Blackstone, Chase Equity Associates and certain members of management sold approximately 15,449,000 shares, 826,000 shares and 400,000 shares, respectively. After the Secondary Offering, Blackstone owned approximately 20% of the then outstanding shares of common stock. UCAR did not sell any shares in the Secondary Offering and did not receive any proceeds from the shares sold by the selling stockholders. Approximately 193,000 of the shares sold by management consisted of shares issued upon the exercise of stock options concurrently with the Secondary Offering, and UCAR received proceeds of approximately $1.5 million from the exercise of such options.

GROWTH STRATEGIES AND RECENT INITIATIVES

     The Company expects worldwide demand for graphite electrodes to increase in the near term due to increased EAF steel production from existing and proposed new EAFs. The Company believes that it currently has adequate manufacturing capacity to meet increased sales volume resulting from such increased near term demand. The Company actively studies opportunities to leverage its core competencies, technologies and products for growth. Management teams, working with outside consultants, continually seek to define the Company's strengths and evaluate opportunities to use these strengths to increase the Company's net sales at margins which, within two to three years after implementation, are at or near the margins that exist today. Areas of potential growth currently being pursued or considered include:

          o Geographic expansions

          o Product expansions

          o Expansion of manufacturing operations

In line with its strategy of achieving growth both domestically and internationally, the Company actively reviews possible acquisitions and other business opportunities on a regular basis.

     Acquisition of Minority Interests and Interest in Joint Venture Affiliate. In 1994, the Company acquired substantially all of the minority stockholders' interest in its Mexican subsidiary at a net cost of $23 million.

In addition, in 1995, the Company acquired substantially all of the shares of its Brazilian subsidiary that were owned by public shareholders in Brazil for an aggregate purchase price of $52 million, plus expenses of $3 million. Thereafter, the Company acquired additional shares from such shareholders for $2 million.

     On February 10, 1997, UCAR's Board of Directors approved the purchase of the shares of EMSA held by Samancor Limited, the Company's joint venture partner in this 50%-owned affiliate. The purchase price is expected to be approximately $75 million, plus expenses. In 1996, EMSA sold approximately 99% of all graphite electrodes purchased in South Africa (which represents 4% of all graphite electrodes purchased in the Home Markets), and had net sales of $65 million. EMSA currently operates a graphite electrode manufacturing facility and a sales office in South Africa. The Company has managed all aspects of the operations of EMSA in substantially the same manner and with substantially the same business objectives and strategies (including marketing, human resources, technology, engineering and sales activities and implementation of the Company's policies and procedures) as it has with its subsidiaries. Accordingly, EMSA has not competed with the Company but instead has acted with the Company as if it were one of the Company's subsidiaries. The Company intends to finance the acquisition of the EMSA shares with borrowings under its revolving credit facility, which is expected to be increased as described below under 'Recent Developments--Proposed Amendments to Credit Facilities.' The Company expects that the purchase will be completed by the end of the second quarter of 1997.

     The Company believes that the acquisitions have enabled and will enable the Company to optimize production of products at various facilities, to better integrate worldwide operations of these subsidiaries and affiliate with those of the Company's other subsidiaries, to recognize production efficiencies at various manufacturing facilities to lower average Company-wide cost of sales and to better capture and manage cash flow from operations of these subsidiaries and affiliate.

     Focused Factory Project. During 1996, the Company began construction of an integrated 'focused factory' at its manufacturing facility in Clarksburg, West Virginia (the 'Focused Factory Project') at an estimated cost of $16 million. The Focused Factory Project will add additional manufacturing processes and new technology (developed and tested by the Company at its United States technology center) to expand capacity to manufacture 'superfine grain' graphite specialty products on a cost competitive basis. The Company believes that worldwide industry sales of such products approach $400 million annually, that demand for these products has grown and will continue to grow for at least the next several years (primarily for use in semiconductor, continuous casting, non-ferrous metal extrusion and electrical discharge machining applications) and that all of the significant Free World manufacturers of these products are currently operating at or near capacity. The Company expects that the Focused Factory Project will be completed by the end of 1998.


     Acquisitions in Russia and Germany. On November 10, 1996, the Company purchased 90% of the equity of UCAR Grafit, which operates a graphite electrode business in Vyazma, Russia. The aggregate investment was $50 million. The Company anticipates increasing its ownership up to 98% of such equity at an additional cost of approximately $2 million. On February 1, 1997, the Company, through a newly-formed 70%-owned subsidiary, UCAR Elektroden, purchased the graphite electrode business of Elektrokohle Lichtenberg AG ('EKL') in Berlin, Germany. The 30% minority interest in UCAR Elektroden is held by a private German company. The aggregate purchase price paid by UCAR Elektroden for the EKL assets was approximately $15 million, consisting of $3 million for equipment and approximately $12 million for working capital. UCAR Elektroden and UCAR Grafit work in tandem, with UCAR Elektroden manufacturing green electrodes and UCAR Grafit baking, pitch impregnating, rebaking and graphitizing those electrodes. The graphitized electrodes are then returned to UCAR Elektroden for machining and distribution. Together, UCAR Elektroden and UCAR Grafit have capacity to produce approximately 17,000 metric tons of finished graphite electrodes.

     The Company acquired UCAR Grafit and UCAR Elektroden to expand geographically. While the Company has been a supplier to Eastern Europe for over 25 years, the Company believes that these acquisitions will increase its penetration of the large and potentially growing graphite electrode markets in Eastern Europe, Russia and the other countries of the former Soviet Union, and the Middle East. In addition, many of the EAF steel producers in these markets consume lower quality graphite electrodes. Accordingly, net sales by UCAR Grafit and UCAR Elektroden of such types of electrodes are expected to be additive to sales currently made by the Company, which expects to continue to export its ultra high power graphite electrodes to its existing customer base in these regions. While the Company plans to use its process technology to improve operating efficiency and gross profit margins at UCAR Grafit and UCAR Elektroden, the Company does not intend to upgrade the quality of their products until demand for higher quality products in these regions increases. The Company does not expect that any significant capital expenditures will be required to achieve such planned improvements.

     Acquisition of Cathode Manufacturing Operations. On January 2, 1997, the Company acquired 70% of the outstanding shares of Carbone Savoie, a wholly-owned subsidiary of Pechiney S.A., for a purchase price of

$33 million. Carbone Savoie, with facilities in Notre Dame and Venissieux, France, is the leading worldwide manufacturer of carbon cathodes (with capacity to manufacture approximately 30,000 metric tons annually). Carbon cathodes are consumed in the production of aluminum. This acquisition creates an alliance between the Company and Aluminium Pechiney S.A. (a wholly-owned subsidiary of Pechiney S.A.), one of the world's leading producers of aluminum and the leading supplier of smelting technology to the aluminum industry. Aluminium Pechiney S.A. is developing the use of graphite cathodes (instead of carbon cathodes) in its aluminum smelting technology, which the Company believes allows for substantial improvement in process efficiency. The new graphite cathodes will be used by Aluminium Pechiney S.A. in its own plants and will be marketed to its licensees as well as to third parties. The Company believes that joint development efforts combining Aluminium Pechiney S.A.'s technology and the Company's graphite technology and expertise in high temperature industrial applications should result in important advances. Carbone Savoie (which had net sales of approximately $80 million in 1996) and the Company together supplied one-third of the worldwide market for carbon and graphite cathodes in 1996, according to Company estimates.

BUSINESS STRATEGIES

     Restructuring and Re-engineering Projects. The Company has implemented several successful restructuring and re-engineering projects since the mid-1980s which have eliminated work, improved operating efficiency and reduced costs. In connection with these projects, the Company has reduced or eliminated production at higher cost facilities, maximized production at lower cost facilities, lowered inventory levels for a given level of forecast sales, significantly reduced the number of employees worldwide, significantly shortened average graphite electrode production cycle time, closed manufacturing facilities, consolidated manufacturing operations and consolidated sales offices. As a result primarily of these projects, by the end of 1994, the Company had achieved annual cost savings of approximately $101 million (as compared to 1990) and had achieved approximately $15 million in additional annual cost savings by the end of 1996 (as compared to 1994). In January 1995, UCAR's Board of Directors approved an additional modernization project (the 'Rationalization Project') designed to close certain high cost manufacturing operations and expand lower cost manufacturing operations at the Company's North American graphite electrode plants. The Rationalization Project was completed in July 1996, yielded approximately $8 million in annual cost savings in 1995 and $20 million in 1996 and is expected to yield $23 million in annual cost savings in 1997 (in each case, as compared to 1994). Other smaller projects to improve raw materials technology, enhance equipment technology and upgrade certain production facilities (collectively, the 'Technology Improvement Projects'), implemented in 1996 or expected to be implemented in 1997, are expected to yield approximately $5 million of additional annual cost savings by the end of 1997 (as compared to 1994). The Company intends to continue to implement total quality control techniques and pursue other opportunities for cost savings.

     Emphasis on Customer Service. The Company believes that its dedication to providing customers with a high level of technical service support provides an important competitive advantage. The Company employs approximately 60 engineers to provide technical assistance to customers in, among other things, all areas of EAF operation and design, including equipment evaluation and control, power utilization and electrode purchase management as well as to provide training in the use of the Company's products. Such technical assistance includes periodically monitoring certain customers' EAF efficiency levels via computer modem. In addition, the Company employs a global direct sales force in 19 sales offices on five continents to serve its customers more effectively. The Company intends to integrate the customer service activities of UCAR Elektroden and UCAR Grafit with its own customer service activities to enhance their effectiveness. Carbone Savoie has its own customer service group which works closely with Aluminium Pechiney S.A.'s customer service group to maximize use of their respective products and technologies.

     Technical Improvements. The Company operates a graphite and carbon technology center in the United States dedicated to improving product quality and manufacturing processes through research and development activities conducted by approximately 80 technical professionals. These activities are integrated with the efforts of over 100 engineers at the Company's manufacturing facilities who are focused on improving manufacturing processes. Developments by the Company include larger and stronger electrodes (increasing the Company's ability to supply various 'supersized' electrodes), new chemical additives to enhance raw materials used in graphite electrodes and new applications for water spray cooling technology, resulting in the development of safer, more cost effective and more efficient EAF steel and graphite electrode production. The Company has received recognition for the high quality of its products under several programs around the world and has been awarded preferred or certified supplier status by many major steel and other manufacturing companies. In addition, Carbone Savoie operates a dedicated cathode technology center in Venissieux, France employing approximately 20 professionals.

RECENT DEVELOPMENTS

     Proposed Amendments to Credit Facilities. On February 10, 1997, UCAR's Board of Directors approved a proposal to amend the Senior Bank Facilities to increase the amount available under the revolving credit facility to $200 million from $100 million and to change the covenants to allow more flexibility in uses of free cash flow for acquisitions, capital expenditures and stock repurchases. No assurance can be given that such amendments will, in fact, become effective.

     Stock Repurchase Program. On February 10, 1997, UCAR's Board of Directors authorized a program to repurchase up to $100 million of common stock at prevailing prices from time to time in the open market or otherwise depending on market conditions and other factors, without any established minimum or maximum time period or number of shares. UCAR intends to finance such repurchases from existing cash balances, cash flow from operations, short-term borrowings and borrowings under its revolving credit facility.

     Graphite Electrode Industry Outlook. The Company believes that worldwide total crude steel production in 1997 will increase by 2.5% to approximately 767 million metric tons and that EAF steel production will increase at a greater rate due to a net increase in EAF steel production capacity and the closure of certain integrated steel production facilities. Approximately 24 million metric tons of net new EAF steel production capacity was added in 1996 and the Company is aware of another approximately 54 million metric tons of announced net new EAF steel production capacity that is scheduled to start-up through 1999. The Company believes that this additional EAF production capacity will lead to continued increases in worldwide demand for graphite electrodes in 1997 and that the Company's worldwide manufacturing facilities and market share have positioned the Company to benefit from these trends.

MARKETS AND INDUSTRY OVERVIEW

     The worldwide market for graphite and carbon electrodes was approximately

$3.0 billion in 1996, according to Company estimates. These products are sold primarily to customers in the steel, silicon metal, ferronickel and thermal phosphorous industries. Customers in these industries are located in virtually every industrialized country in the world.

     Graphite Electrodes. The Company estimates that approximately two-thirds of EAF steelmakers in the Free World and approximately 85% of EAF steelmakers in the Home Markets purchased graphite electrodes from the Company in 1996. The Company further estimates that, in each of 1995 and 1996, it supplied approximately 44% of all graphite electrodes purchased in the Home Markets and approximately 31% of those purchased in the Free World. Sales of graphite electrodes in the Home Markets accounted for approximately 51% of the Company's net sales in 1996. The Company estimates that, in 1996, (i) its share of the market for graphite electrodes in Mexico exceeded 95%, its share of the market for graphite electrodes in Brazil exceeded 76% and its share of the market for graphite electrodes in South Africa exceeded 99%, (ii) sales in the United States accounted for approximately 26% of the Company's net sales of graphite electrodes and (iii) the Company sold graphite electrodes in over 70 countries, with no other country accounting for more than 10% of the Company's net sales of graphite electrodes.

     There are two primary technologies for steelmaking, basic oxygen furnace ('BOF') steel production and EAF steel production. EAF steelmakers are called 'market mills' or 'mini-mills' because of their smaller capacity as compared to BOF steelmakers. Graphite electrodes, which accounted for approximately 73% of the Company's net sales in 1996, are used primarily in, and are essential to, EAF steel production, and, to a lesser extent, ladle furnace steel production.

     Electric arc furnaces typically range in size from those which produce approximately 25 metric tons of steel per production cycle (or 'Heat') to those which produce approximately 150 metric tons per Heat. Graphite electrodes act as conductors of electricity in the furnace, generating sufficient heat to melt scrap metal or other material used to produce steel. The graphite electrodes are gradually consumed in the course of such production. Each of those furnaces typically uses nine electrodes (in three columns of three electrodes each) at one time. The size of those electrodes varies depending on the size of the furnace, the size of the furnace's electric transformer and the planned productivity of the furnace. In a typical furnace operating at a typical number of Heats per day, one of those nine electrodes is fully consumed (requiring the addition of a new electrode), on average, every eight to ten operating hours ('a stick a shift'). The actual rate of consumption and addition of electrodes for a particular furnace depend primarily on the efficiency and productivity of the furnace. Graphite electrodes are presently the only products capable of sustaining the high levels of heat required in an EAF and, therefore, the demand for graphite electrodes is directly related to the amount of EAF steel produced.

     EAF steel production has been for many years and is currently the growth sector of the steel industry. There are presently in excess of 2,000 EAFs operating worldwide, and worldwide EAF steel production has grown from 113 million metric tons (approximately 18% of total steel production) in 1975 to 247 million metric tons (approximately 33% of total steel production) in 1995, according to Company and industry estimates. The Company estimates that the net new EAF steel production capacity was approximately 20 million metric tons in 1995 and approximately 24 million metric tons in 1996. The Company estimates that it supplied all or a portion of the graphite electrodes consumed by approximately 50% of the new EAF's which commenced operation during 1995 and 1996. The Company is aware of another approximately 54 million metric tons of announced net new EAF steel production capacity that is scheduled to start-up through 1999. There can be no assurance that the addition of such capacity will occur. As a result of recent advances in EAF steel production, EAFs are capable of producing nearly all of the product lines available from BOF steelmakers. Although EAF steel production has experienced only two relatively minor downturns over the past 20 years, the steel industry generally is cyclical and experiences significant fluctuations, reflecting regional and global economic conditions and other factors. Sales of the Company's graphite electrodes have historically been somewhat adversely affected by weakness in the steel industry. Although no assurance can be given that such will be the case, the Company believes that EAF steel production will continue to be the growth sector of the worldwide steel industry during the 1990s and that such growth is likely to be particularly strong in North America, the Middle East and the Asia Pacific region.

     The Company believes that the worldwide growth in EAF steel production has been due primarily to the cost effectiveness and operating efficiency of EAF steelmaking. Technological improvements in EAF steelmaking equipment design and production processes (stemming from the now largely completed conversion of the EAF base in the Free World from a refractory lined system to a water cooled system which sharply reduced the 'burn rate' of electrodes in molten steel), use of higher quality scrap metals and other raw materials and improvements in the size, strength and quality of graphite electrodes (including improvements which were developed by the Company) resulted, on average, in increased efficiency and lower costs in EAF steel production. This improved efficiency resulted in a decrease in Specific Consumption. Specific Consumption in the Free World declined from approximately 6.4 kilograms of graphite electrodes per metric ton of steel produced in 1974 to approximately 2.8 kilograms per metric ton in 1995, according to Company estimates.

     The rapid growth of EAF steel production through the 1970's led to an expansion in capacity for the manufacture of graphite electrodes. Beginning in the 1980's, there was significant excess graphite electrode manufacturing capacity due to decreases in Specific Consumption and expansion of manufacturing capacity in the late 1970s. From 1985 through mid-1992, concurrently with the consolidation in the number of producers and reduction in capacity described below, the decrease in Specific Consumption was offset by increased levels of EAF steel production, which resulted in a relatively stable demand for graphite electrodes. The Company believes that, since mid-1992, increased levels of EAF steel production have more than offset the decrease in Specific Consumption. The Company believes that global demand for graphite electrodes will increase over the long-term at an average rate of 1% to 2% per year. The Company believes that, on average, as the costs (relative to the benefits) increase for EAF steelmakers to achieve significant further efficiencies in EAF graphite electrode consumption, the decline in Specific Consumption will continue at a more gradual pace. The Company further believes that the rate of such decline in the future will be impacted by the addition of net new EAF steelmaking capacity, which has the effect of reducing industry-wide graphite electrode consumption rates due to the efficiency of new EAFs while at the same time creating additional demand for graphite electrodes. There can be no assurance, however, that such will be the case.

     Since the mid-1980s, there has been a consolidation in the number of Free World graphite electrode producers and a reduction of Free World graphite electrode manufacturing capacity. Company capacity and Free World capacity, as estimated by the Company, each has been reduced by one-third since 1985. In 1992 and 1993, in two separate transactions, three of the Company's largest competitors combined to form SGL Carbon AG ('SGL'). The Company believes that SGL's capacity is approximately one-third less than the combined capacity of those three competitors in 1986. Principally as a result of this consolidation and reduction, the Company believes that Free World capacity and demand are currently in relative balance. The Company is not aware of any construction of new graphite electrode manufacturing facilities in the Free World. If, for any reason, demand for graphite electrodes were to decline significantly or manufacturing capacity were to materially exceed demand, the Company would be materially adversely affected.

     The excess graphite electrode manufacturing capacity and decreases in Specific Consumption during the 1980s resulted in downward pressure on worldwide pricing. The Company believes that, from 1982 to mid-1992, the average Free World industry-wide price (in dollars and net of changes in currency exchange rates) for graphite electrodes declined by approximately one-third. Since mid-1992, there has been a significant improvement in Free World electrode pricing (attributable, in large part, to such industry-wide reduction in capacity). The Company believes that there were Free World industry-wide graphite electrode price increases in 1992 through 1996, the effect of which was to increase average Free World industry-wide prices (in dollars and net of changes in currency exchange rates) by approximately 9% in 1993 as compared to 1992, by approximately 12% in 1994 as compared to 1993, by approximately 9% in 1995 as compared to 1994 and by approximately 6% in 1996 as compared to 1995. The Company estimates that the price of graphite electrodes represents only approximately 3% of the price of finished steel produced by EAF steelmakers in the Free World.

     Carbon Electrodes. The Company estimates that, in 1996, it sold approximately 42% of the carbon electrodes purchased in the Free World. Carbon electrodes are used primarily to produce silicon metal, which is used in the manufacture of aluminum. Free World demand for carbon electrodes has been relatively stable over the past ten years at approximately 75,000 metric tons annually, and the Company expects it to be relatively stable or to decline gradually over the next several years. The Company is the only major manufacturer of carbon electrodes in North and South America.

     Other Products. The Company's other products include flexible graphite (which is called GRAFOIL(Registered)), graphite and carbon specialty products

(including cathodes) and systems and components for steelmaking furnaces. Flexible graphite is used in the manufacture of internal combustion engines for the automotive and other industries and in the chemical and petrochemical industries. Sales of flexible graphite have grown at an average annual rate of 13% over the past 10 years, due primarily to demand for a high quality sealing material to replace asbestos and to a decline in prices resulting from reduced manufacturing costs as a result of improvements in manufacturing processes. The Company's graphite specialty products are used in the metals, chemicals, transportation, energy, semiconductor and aerospace industries.

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

Carbon electrodes and graphite and carbon cathodes are manufactured by a comparable process (excluding, in the case of carbon products, impregnation and graphitization).

     The Company uses robotics and statistical process controls in manufacturing processes and has a total quality control program which involves significant in-house training. The Company generally warrants to its customers that its electrodes will meet the Company's specifications therefor, and electrode returns and replacements have aggregated less than 1% of net sales in each of the last three years. The Company utilizes 'pipeline' or 'just in time' manufacturing systems at most of its facilities. These controls, program and systems have improved product quality, reduced waste in the manufacturing process, resulted in more efficient utilization of manufacturing personnel and equipment, improved efficiency in customer order processing and reduced inventory requirements. The Company intends to implement similar controls, programs and systems with respect to operations of the Acquired Companies.

     Major maintenance on the Company's facilities is conducted on an on-going basis. The Company intends to conduct similar major maintenance programs at the Acquired Companies' facilities. Manufacturing operations are subject to curtailment due to new legislation or governmental regulations. The Company currently has the capacity to manufacture approximately 287,000 metric tons of graphite electrodes annually (including EMSA which has capacity to manufacture 30,000 metric tons of graphite electrodes annually). The Company has the capacity to manufacture approximately 43,000 metric tons of carbon electrodes annually and 37,000 metric tons of cathodes annually (including Carbone Savoie which has the capacity to manufacture approximately 30,000 metric tons of cathodes annually). In 1994, 1995 and 1996, the Company sold 220,000 metric tons, 243,000 metric tons and 231,000 metric tons, respectively, of graphite electrodes (including EMSA which sold 25,000 metric tons, 24,000 metric tons and 26,000 metric tons of graphite electrodes in 1993, 1994 and 1995, respectively) and 31,000 metric tons, 27,000 metric tons and 30,000 metric tons, respectively, of carbon electrodes.

     The Company currently operates 17 manufacturing facilities and three machine shops located in the United States, France, Germany, Italy, Spain, England, Russia, Canada, Brazil, Mexico and South Africa. Graphite electrodes are manufactured in each country (other than England) in which the Company has a manufacturing facility. Carbon electrodes are manufactured in the United States. Graphite and carbon cathodes are manufactured in France, Brazil and Canada. Graphite specialty products, which are made by a process similar to the process for manufacturing graphite electrodes but using different mixtures of raw materials and different processing time periods, are manufactured in the United States and France. Flexible graphite, which is made from mined natural graphite flake that is acid treated, heat treated and rolled into sheets of desired thickness and width, is manufactured in the United States.

     As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions or requirements by foreign governments and, in the case of operations in Russia, nationalization and other risks which could result from a change in government. Although such risks have not had a material adverse effect on the Company within the past decade, no assurance can be given that such risks will not have a material adverse effect on the Company in the future.

PRODUCTS

     Electrodes. The principal products manufactured by the Company are graphite and carbon electrodes. Graphite electrodes are used primarily in the production of steel in EAFs as well as in the refining of steel in ladle furnaces, and carbon electrodes are used primarily in the production of silicon metal and also in the production of ferronickel and thermal phosphorous. EAF steel production requires significant heat (as high as 5,000 degrees Fahrenheit, which the Company believes is the hottest operating temperature in any industrial or commercial manufacturing process worldwide) to melt scrap metal, iron ore or other raw materials for processing into ingots or semi-finished continuously cast shapes. That heat is generated by graphite electrodes as electricity (as much as 150,000 amps) passes through them and creates an electric arc between the graphite electrodes and the raw materials. The graphite electrodes are gradually consumed in the production process. The production of silicon metal involves similar processes, but at lower temperatures. The Company believes that it provides the broadest range of sizes in graphite electrodes and that the quality of its graphite electrodes (other than those manufactured by UCAR Grafit and UCAR Electroden) is equal to or better than that of any other manufacturer. The Company also believes that there are presently no commercially viable substitutes for graphite electrodes in EAF steelmaking.

     Other Products. The Company manufactures GRAFOIL(Registered), which is used primarily to make gaskets for combustion engine, pipe flange and other industrial applications. The Company also manufactures graphite specialty products for use in the metals, chemicals, transportation, energy, semi-conductor and aerospace industries. The Company's graphite specialty products consist primarily of molded and extruded graphite shapes sold to specialty machine shops and end users for machining and, to a lesser extent, molds, insulation substrates and other machined products. Most of these machined products are manufactured for specific applications or to meet customer specifications. The Company manufactures carbon and graphite cathodes which are consumed in the production of aluminum. Cathodes are used primarily as liners for, and act as conductors of electricity in, smelting furnaces.

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


RAW MATERIALS AND SUPPLIERS

     The primary raw materials for graphite electrodes and graphite specialty products are petroleum cokes (needle coke for electrodes and regular grades for specialty products), coal tar pitch and petroleum pitch. The primary raw materials for carbon electrodes and carbon specialty products are anthracite coal and coal tar pitch and, in some instances, a petroleum coke based material. The primary raw material for flexible graphite is natural graphite flake. The Company purchases its raw materials from a variety of sources and has no material long-term purchase contracts with respect to any raw materials. Over the past several decades, the Company has purchased a majority of its petroleum coke from multiple plants of a single major petroleum company and, since 1988, has done so pursuant to annual purchase contracts. The Company believes that the quality of its raw materials is the highest available and that, under current conditions, its raw materials are available in adequate quantities at market prices. Electric power or natural gas used in manufacturing processes is purchased from local suppliers under short-term contracts or in the spot market. The availability and price of raw materials and energy may be subject to curtailment or change due to limitations which may be imposed under new legislation or governmental regulations, suppliers' allocations to meet demand of other purchasers during periods of shortage (or, in the case of energy suppliers, extended cold weather), interruptions in production by suppliers, and market and other events and conditions. Petroleum products, including petroleum coke, have been subject to significant price fluctuations and, recently, market prices of petroleum coke have increased for the Company and its competitors.

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

SALES AND CUSTOMER SERVICE; RESEARCH AND DEVELOPMENT

     Sales of the Company's products in the Home Markets are made primarily by the Company's direct sales force, which operates from the Company's 19 sales offices and is supported by the Company's customer technical service personnel. EMSA also operates a sales office in South Africa. Sales of the Company's products are made by the Company's direct sales force and, to a lesser extent, by independent sales agents, most of whom have worked with the Company for many years, in various countries around the world. The Company has a global business with a diversified customer base. Sales of the Company's products to customers outside the United States accounted for approximately 68% of the Company's net sales in 1996. No single customer or group of affiliated customers accounted for more than 4% of the Company's net sales in 1996. The Company has had, for many years, a strong commitment to provide a high level of technical service to customers which supports the Company's sales activities. Under its customer technical service program, the Company seeks to provide timely and knowledgeable assistance to customers with respect to EAF design and operation, electrode specification and use and related matters to maximize customer production and minimize customer costs. The Company intends to integrate the sales and customer service activities of the Acquired Companies into its overall sales and customer technical service programs. Carbone Savoie has its own dedicated sales and customer service groups which work closely with Aluminium Pechiney S.A.'s sales and customer service groups to maximize use of their respective products and technologies.

     The Company's net sales of graphite electrodes fluctuate from quarter to quarter due to such factors as scheduled plant shut downs by customers, national vacation practices, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns in response to the announcement of price increases. The Company has experienced, and expects to continue to experience, volatility with respect to demand for graphite electrodes in certain geographic areas as general economic conditions in such areas fluctuate. These factors tend to affect the Company's quarterly as well as annual results of operations. In addition, in the past, typically during the period prior to the effective date of a price increase, customers tended to buy additional quantities of graphite electrodes at the then lower pricing ('Customer Buy-Ins'), which added to the Company's net sales during that period. During the period following the effective date of a price increase, customers tended to use those additional quantities before placing further orders, which reduced the Company's net sales during that period. Accordingly, results of operations for any quarter are not necessarily indicative of the results of operations for a full year or otherwise. In order to mitigate the effect of Customer Buy-Ins on period-to-period net sales, the Company has begun announcing price increases at different times in different geographic regions.

     The Company conducts, at its dedicated technology center located in Parma, Ohio and its manufacturing facilities throughout the world, a focused technology program to improve product quality and manufacturing processes. This program, which is conducted both independently and in conjunction with suppliers, customers and others, was initiated in 1984. Approximately 80 technical professionals are directly involved in this program. In addition, the Company operates a dedicated cathode technology center in Notre Dame, France employing approximately 22 professionals. The Company's research and development expenses (other than certain expenses at the Company's manufacturing facilities, which are included in cost of sales) in 1994, 1995 and 1996 were $7 million, $8 million and $8 million, respectively.

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

     Proximity of manufacturing facilities to customers can provide a competitive advantage in terms of cost of delivery of electrodes to customers. The significance of these costs is affected by fluctuations in exchange rates, methods of shipment, import duties and whether the manufacturing facilities are located in the same economic trading region as the customer. The Company believes that it is generally better positioned in terms of such proximity than its competitors (other than Japanese manufacturers supplying Japanese customers) to supply the Free World market. The Company believes that the acquisition of the Acquired Companies will increase the Company's proximity to customers in such large and potentially growing graphite electrodes markets as Eastern Europe, Russia and the other countries of the former Soviet Union and the Middle East and will enhance the Company's distribution capability.

PATENTS AND TRADEMARKS

     The Company owns and has obtained licenses to various domestic and foreign patents, patent applications and trademarks related to its products, processes and business. These patents expire at various times over the next 20 years. While these patents and patent applications in the aggregate are important to the Company's competitive position, no single patent or patent application is material to the Company. The trade name 'UCAR' and certain trademarks incorporating the name 'UCAR' are owned by Union Carbide and licensed to the Company on a royalty-free basis under a license expiring 2015. That tradename and those trademarks (and the trademark GRAFOIL(Registered), which is owned by the Company) are important to the Company's business. In addition, the name 'Carbone Savoie' is a registered tradename in Europe and is an internationally recognized name in the aluminum industry. No other trademark or tradename is material to the Company.

COMPETITION

     The graphite and carbon products industry is highly competitive. Competition with respect to electrodes is based primarily on price, product quality and customer service. Graphite electrodes, in particular, are subject to rigorous price competition. Although the Company has periodically increased prices over the past several years, there can be no assurance that the Company will be able to increase prices in the future. In addition, further price increases by the Company or price reductions by competitors, decisions by the Company with respect to maintaining profit margins rather than market share, or other competitive or market factors or strategies could adversely affect the Company's market share or results of operations. Competition could prevent institution of price increases or could require price reductions or increased spending on research and development, marketing and sales which could adversely affect the Company's results of operations.

     There are 10 manufacturers of graphite electrodes in the Free World. Of these 10 manufacturers, the Company is the largest and SGL, which operates manufacturing plants in North America and Europe, is the second largest. The Company estimates that it supplied approximately 44% of the graphite electrodes sold in the Home Markets in each of 1995 and 1996 (including EMSA which supplied approximately 99% of the graphite electrodes sold in the South African market in 1995, which represented approximately 3% of those sold in the Free World) and that it supplied approximately 31% of those sold in the Free World in 1995 and 1996. The Company estimates that SGL supplied approximately 42% of graphite electrodes sold in the Home Markets and approximately 27% of those sold in the Free World in 1995. Other manufacturers of graphite electrodes include: The Carbide/Graphite Group, Inc., all of whose plants are located in the United States (which the Company believes supplied approximately 5% of the graphite electrodes sold in the Free World in 1995); and four manufacturers in Japan (which the Company believes collectively supplied approximately 27% of the graphite electrodes sold in the Free World in 1995), one of which has a plant located in the United States. Government-controlled and independent manufacturers in the non-Free World (the 'Non-Free World Manufacturers') generally provide less reliable delivery and produce lower quality products (with higher rates of breakage and Specific Consumption) for use in their respective countries and in countries which are their traditional trading partners, most of which countries and partners are generally net importers of graphite electrodes.

     There are only two significant manufacturers of carbon electrodes in the world (excluding the Non-Free World Manufacturers). The Company believes that it is the largest of these two manufacturers and SGL is the second largest and that together the Company and SGL supplied more than 85% of the carbon electrodes sold in the Free World in 1995.

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

     Competition with respect to the Company's other products is based primarily on price, delivery and quality. The Company competes with other graphite and carbon product manufacturers as well as manufacturers of non-graphite products used for similar purposes.

ENVIRONMENTAL MATTERS

     Since the 1970s, a wide variety of federal, state, local and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, discharge and disposal of certain substances and wastes have been adopted. These laws and regulations (and the enforcement thereof) are periodically changed. The Company is subject to many of these laws and regulations. Certain of the Company's facilities have experienced some level of regulatory scrutiny, have been required to take remedial action and have incurred related costs in the past and may experience further regulatory scrutiny, and be required to take further remedial action and incur additional costs in the future. Such costs could have a material adverse effect on the Company's results of operations.

     The principal United States laws and regulations to which the Company is subject are described below. The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act and similar state or local laws regulate air emissions, water discharges and hazardous waste generation, treatment, storage, handling, transportation and disposal. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ('Superfund'), and similar state laws provide for responses to and liability for releases of hazardous substances into the environment. The Toxic Substances Control Act and related laws are designed to assess the risk of new products to health and to the environment at early developmental stages. In addition, laws adopted or proposed in various states impose or may impose, as the case may be, reporting or remediation requirements if operations cease or property is transferred or sold.

     The Company believes that it is currently in material compliance with the federal, state, local and foreign environmental laws and regulations to which it is subject (and regulatory orders relating to alleged prior violations thereof). The Clean Air Act, however, was amended in 1990. While the Company believes that its facilities meet current regulatory standards applicable to air emissions, some of its facilities will be required to comply with new standards for air emissions to be adopted by the United States Environmental Protection Agency (the 'USEPA') and state environmental protection agencies over the next several years pursuant to regulations that are currently being drafted or that have been promulgated. At this time, however, the regulations which have been promulgated do not necessitate the installation of additional controls or changes in manufacturing processes in order for the Company to achieve compliance with these regulations. The Company is also subject to certain regulatory orders relating to alleged prior violations of environmental laws and regulations which could also require the Company to install additional controls for certain of its emission sources or undertake changes in its manufacturing processes in future years. Based on information currently available to it, the Company believes that compliance with such regulations under the Clean Air Act and with such regulatory orders will not have a material adverse effect on the Company.

     The Company, like other companies in the United States, has received and continues periodically to receive notices from the USEPA or state environmental protection agencies, as well as claims from others, alleging that the Company is a potentially responsible party (a 'PRP') under Superfund and similar state laws for past and future remediation costs at hazardous substance disposal sites. Although Superfund liability is joint and several, in general, final allocation of responsibility at sites where there are multiple PRPs is made based on each PRP's relative contribution of hazardous substances to the site.

     In 1993, the New York State Department of Environmental Conservation (the 'DEC') notified Union Carbide that it was a PRP at a site known as the Booth Oil site and that the DEC had a claim against it for remediation and reimbursement of related costs and expenses estimated by the Company to be $1 million to date. Approximately 12 other large corporate PRPs have been named at this site. The DEC has recommended remediation estimated to cost in the range of $12 million to $22 million. An informal PRP group, which includes approximately 20 companies, has retained a contractor to review the recommendation and propose an alternative remedy, which is estimated to cost approximately $7 million, and is negotiating with the DEC regarding the proper remedy for the site. To date, there have been no discussions among the PRPs or with the DEC regarding allocation of costs among the PRPs.

     Pursuant to the Environmental Management Services and Liabilities Allocation Agreement among Union Carbide, the Company and Union Carbide's then other subsidiaries and affiliates, entered into in connection with the Realignment (the 'Environmental Management Agreement'), Union Carbide is managing this matter on behalf of itself and such subsidiaries and affiliates (including the Company). The Environmental Management Agreement provides that any alleged violation of an environmental law or regulation is the responsibility of the party whose business, or former business, caused the violation and provides for cross-indemnification. All of the parties to the Environmental Management Agreement used the Booth Oil site in the past for waste oil recycling. In addition, the DEC has alleged that the Company contributed approximately 200 pounds of spent sludges containing 1,1,1-trichloroethane from degreasing operations to the site.

     After negotiations among the PRPs and the DEC concerning total cost and allocation of cost have been completed, it is anticipated that Union Carbide will be assigned its percentage of the total cost based on the volumetric contribution made by Union Carbide and such subsidiaries and affiliates to the site. This percentage will be further allocated, pursuant to the Environmental Management Agreement, among Union Carbide and such subsidiaries and affiliates. Based on the Company's knowledge of the Booth Oil site and its past experience at such inactive disposal sites, the Company does not expect the contribution by the Company to be material to the Company.

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

     Estimates of future costs of environmental protection are necessarily imprecise due to numerous uncertainties, including the impact of new laws and regulations, the availability and application of new and diverse technologies, the extent of insurance coverage, the identification of new hazardous substance disposal sites at which the Company may be a PRP and, in the case of sites subject to Superfund and similar state laws, the ultimate allocation of costs among PRPs and the final determination of remedial requirements. Subject to the inherent imprecision in estimating such future costs, but taking into consideration the Company's experience to date regarding environmental matters of a similar nature and facts currently known, the Company believes that costs and capital expenditures (in each case, before adjustment for inflation) for environmental protection will not increase materially over the next several years. Expenses relating to environmental protection were approximately $10 million, $15 million and $15 million in 1994, 1995, and 1996, respectively. Capital expenditures relating to environmental protection were approximately $5 million, $6 million and $14 million in 1994, 1995, and 1996, respectively.

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

EMPLOYEES

     At December 31, 1996, the Company (excluding EMSA and UCAR Grafit) had approximately 3,835 employees, of which approximately 1,374 were in the United States, 1,116 were in Europe, 1,072 were in Mexico and South America, 270 were in Canada and 3 were in the Asia Pacific region. At December 31, 1996, the Company had approximately 2,680 hourly employees. At December 31, 1996, EMSA had approximately 447 employees, of which approximately 327 were hourly, in South Africa. UCAR Grafit had approximately 1,098 employees in Russia at December 31, 1996, of which approximately 882 were hourly and 216 were salaried. Approximately 70% of the Company's employees (excluding those employed by EMSA and UCAR Grafit) are covered by collective bargaining or similar agreements which expire at various times in each of the next several years. None of the employees of UCAR Grafit are covered by a collective bargaining or similar agreement. At December 31, 1996, approximately 1,973, or 34%, of the Company's employees (including those employed by EMSA and UCAR Grafit) were covered by such agreements which expire, or are subject to renegotiation, at various times during the remainder of 1997. The Company believes that its relationships with its unions are satisfactory and that it will be able to renew or extend its collective bargaining or similar agreements on reasonable terms as they expire. There can be no assurance, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to the Company. A prolonged work stoppage at any one of its manufacturing facilities could have a material adverse effect on the Company's results of operations. The Company has not had any material work stoppages or strikes during the past decade.

DESCRIPTION OF INDEBTEDNESS

     The Company is highly leveraged and its indebtedness may increase in connection with the implementation of its stock repurchase program and future acquisitions. At December 31, 1996, the Company had an aggregate of $635 million of outstanding indebtedness and a stockholder's deficit of $2 million as compared to $668 million and $167 million, respectively, at December 31, 1995.

     The Company's high degree of leverage could have important consequences, including the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to debt service, thereby reducing the funds available to the Company for other purposes;
(iii) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (iv) the Company's substantial degree of leverage may hinder its ability to adjust rapidly to changing market conditions and could make it more vulnerable in the event of a downturn in general economic conditions or its business.

     The Company's ability to service or to refinance its debt will depend on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond its control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay planned capital expenditures, sell assets, obtain additional equity capital or restructure its debt. While substantially all minimum required principal payments due on such debt through the end of the second quarter of 1998 have been prepaid, there can be no assurance that the Company's results of operations, cash flow and capital resources will be sufficient to pay the interest on such debt or subsequent required principal payments. In the absence of such results of operations, cash flow and resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. There can be no assurance as to the timing of such sales or the amount of proceeds which the Company could realize therefrom. In addition, since the Company's obligations under the Senior Bank Facilities bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Company's ability to meet its debt service obligations.

     The Senior Bank Facilities and the Subordinated Note Indenture contain a number of significant restrictive covenants. The Company is currently in compliance with such covenants. Its ability to continue to comply may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of such covenants could result in a default under the Senior Bank Facilities or the Subordinated Note Indenture, which would permit the senior lenders or the holders of the Subordinated Notes to declare all amounts borrowed thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of the senior lenders to make further extensions of credit under the Senior Bank Facilities could be terminated. If the Company were unable to repay its indebtedness to its senior lenders, such lenders could proceed against the collateral securing such indebtedness.

     Description of Senior Bank Facilities. The Senior Bank Facilities consist of: (a) a Tranche A Facility in an aggregate principal amount of $355 million (the 'Tranche A Facility') consisting of (i) a Tranche A Senior Secured Letter of Credit Facility providing for the issuance of $310 million of U.S. dollar-denominated letters of credit (the 'Letter of Credit Facility') for the purpose of supporting $300 million of U.S. dollar-denominated loans (the 'Tranche A Foreign Subsidiary Loans') and 90 days' interest thereon to certain foreign subsidiaries of Global (together with Global, the 'Credit Parties') under facilities arranged with local lending institutions and (ii) a Tranche A Senior Secured Term Loan Facility (the 'Tranche A Term Facility') providing for term loans ('Tranche A Term Loans') of $45 million to Global; (b) a Tranche B Senior Secured Term Loan Facility providing for term loans of $175 million to Global (the 'Tranche B Term Facility' and, together with the Tranche A Term Facility, the 'Term Facilities'); and (c) a Senior Secured Revolving Credit Facility (the 'Revolving Facility') providing for revolving and swing line loans to Global and the issuance of U.S. dollar-denominated letters of credit for the account of Global or other designated Credit Parties in an aggregate principal and stated amount at any time not to exceed $100 million. The amount available under the revolving facility at December 31, 1996 was $73 million. The revolving facility terminates on December 31, 2001.

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

     During 1996, the Company made payments in advance of installments due, on the Tranche A Facility and Tranche B Term Facility, of $25 million and $30 million, respectively ($61 million and $25 million, respectively, during 1995). Accordingly, the Company's next required installment payments for the Tranche A Facility and Tranche B Term Facility occur during 1998 and 2002, respectively.


     Commencing in 1996, the Credit Parties have been required to make mandatory prepayments of loans, and letters of credit will be mandatorily reduced, subject to certain exceptions, in the amount of (a) 85% of consolidated excess cash flow (as defined) of Global and its subsidiaries (after giving effect to debt service on the Senior Bank Facilities and the Subordinated Notes), (b) 100% of the net proceeds of certain dispositions of assets or stock of subsidiaries or incurrence of certain indebtedness by UCAR, Global or any of their subsidiaries and (c) 50% of the net proceeds of the issuance of any equity securities by UCAR. No mandatory prepayments were required for 1996.

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

     At Global's option, the interest rates applicable to the Senior Bank Facilities are either adjusted LIBOR plus a margin ranging from 1.00% to 2.00% or the alternate base rate plus a margin ranging from 0% to 0.50%. The alternate base rate is the higher of Chase Manhattan Bank's prime rate or the federal funds effective rate plus 0.50%. At the relevant foreign credit party's option, the interest rate applicable to the Tranche A Foreign Subsidiary Loans is either adjusted LIBOR plus 0.25% or the alternate base rate (or the local equivalent thereof). Margins on either adjusted LIBOR or the alternate base rate may decline based on the Company's performance as measured against specified ratios and tests.

     Global pays a per annum fee ranging from 1.00% to 1.50% of the aggregate face amount of outstanding letters of credit under the Letter of Credit Facility and the Revolving Facility and a per annum fee equal to 0.375% on the undrawn portion of the commitments in respect of the Term Facilities, the Letter of Credit Facility and the Revolving Facility.

     The Senior Bank Facilities contain a number of significant covenants that, among other things, restrict the ability of Global and its subsidiaries to dispose of assets, incur additional indebtedness, repay other indebtedness or amend other debt instruments, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with subsidiaries and affiliates or pay dividends and that otherwise restrict corporate activities. In addition, under the Senior Bank Facilities, Global is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios.

     The Senior Bank Facilities prohibit any modification of the indenture pursuant to which the Subordinated Notes were issued (the 'Subordinated Note Indenture') in any manner adverse to the lenders under the Senior Bank Facilities and limit Global's ability to refinance the Subordinated Notes without the consent of such lenders.

     In addition to the failure to pay principal and interest on amounts outstanding under, and fees in respect of letters of credit outstanding and undrawn commitments under, the Senior Bank Facilities, events of default under the Senior Bank Facilities include failure to comply with the covenants in the Senior Bank Facilities, acceleration of or failure to pay when due other indebtedness exceeding $7.5 million, judgment defaults in excess of $7.5 million to the extent not covered by insurance, certain events of bankruptcy and certain changes in control. For this purpose, a change in control occurs on the date on which any person (other than Blackstone and Company management) beneficially owns more than 25% of the total voting power of UCAR and Blackstone and Company management beneficially own less than a majority of such voting power, a majority of the directors of UCAR then serving are individuals who were neither nominated by Blackstone and Company management or by a majority of the directors of UCAR (or by directors so nominated) then serving or a change in control of UCAR or Global occurs with respect to any other indebtedness exceeding $7.5 million. See 'Recent Developments--Proposed Amendments to Credit Facilities.' There can be no assurance that Global will have the financial resources necessary to repay amounts due under the Senior Bank Facilities upon an event of default thereunder.

     Description of Subordinated Notes. In connection with the Recapitalization, Global issued $375 million aggregate principal amount of Subordinated Notes pursuant to the Subordinated Note Indenture, $175 million of which were redeemed in connection with the Redemption. Interest on the Subordinated Notes is payable semi-annually on January 15 and July 15 of each year at the rate of 12% per annum. The Subordinated Notes mature on January 15, 2005. Except as described below, Global may not redeem the Subordinated Notes prior to January 15, 2000. On or after such date, Global may redeem the remaining Subordinated Notes, in whole or in part, at specified redemption prices beginning at 104.5% of the principal amount of the Subordinated Notes redeemed for the year commencing January 15, 2000 and reducing to 100% of such principal amount for the years 2003 and thereafter, in each case together with accrued and unpaid interest thereon. Upon the occurrence of a change of control, (i) Global will have the option to redeem the then outstanding Subordinated Notes in whole but not in part at a redemption price equal to 100% of the principal amount thereof, plus a specified premium, plus accrued and unpaid interest thereon and (ii) if Global does not so redeem the Subordinated Notes, Global will be required to make an offer to repurchase the Subordinated Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest thereon. For this purpose, a change in control occurs on (i) the date on which any person other than Blackstone and Company management beneficially owns more than 35% of the total voting power of UCAR and Blackstone and Company management beneficially own a lesser percentage of such voting power and do not have the right or ability to elect or designate for election a majority of UCAR's Board of Directors or (ii) the date, at the end of any two year period (or any time during the two year period ending January 26, 1997), on which individuals, who at the beginning of such period were directors of UCAR (or individuals nominated or elected by a vote of 66 2/3% of such directors or directors previously so elected or nominated), cease to constitute a majority of UCAR's Board of Directors.

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

     In addition to the failure to pay principal and interest on, or repurchase when require, Subordinated Notes, events of default under the Subordinated Note Indenture include failure to comply with certain covenants in the Subordinated
Note Indenture, acceleration of other indebtedness exceeding $25 million, judgment defaults in excess of $25 million to the extend not covered by insurance and certain events of bankruptcy. There can be no assurance that Global will have the financial resources necessary to purchase the Subordinated Notes upon a change in control or to pay amounts due under the Subordinated Note Indenture upon an event of default. The Subordinated Note Indenture also contains provisions as to legal defeasance and covenant defeasance.

ITEM 2.  PROPERTIES

     The Company currently operates the following facilities, which are owned or leased as indicated.

                                                                                                         OWNED OR
LOCATION OF FACILITY                        PRIMARY USE                                                   LEASED
------------------------------------------  ----------------------------------------------------------   --------
UNITED STATES
  Irvine, California......................  Machine Shop and Sales Office                                 Leased
  Danbury, Connecticut....................  Corporate Headquarters and Sales Office                       Leased
  Niagara Falls, New York.................  Coal Calcining Facility                                        Owned
  Lakewood, Ohio..........................  Flexible Graphite Manufacturing Facility and Sales Office      Owned
  Parma, Ohio.............................  Technology Center                                              Owned
  Clarksville, Tennessee..................  Electrode Manufacturing Facility and Sales Office              Owned
  Columbia, Tennessee.....................  Electrode Manufacturing Facility and Sales Office              Owned
  Lawrenceburg, Tennessee.................  Carbon Specialty Product Manufacturing Facility                Owned
  Clarksburg, West Virginia...............  Graphite Specialty Product Manufacturing Facility and          Owned
                                              Sales Office
INTERNATIONAL
  Salvador Bahia, Brazil..................  Electrode Manufacturing Facility                               Owned
  Sao Paulo, Brazil.......................  Sales Office                                                  Leased
  Welland, Canada.........................  Electrode Manufacturing Facility and Sales Office              Owned
  Beijing, China..........................  Sales Office                                                  Leased
  Calais, France..........................  Electrode Manufacturing Facility                               Owned
  Notre Dame, France......................  Electrode and Graphite Specialty Product Manufacturing         Owned
                                              Facility and Sales Office
  Notre Dame, France(1)...................  Carbon Cathode Manufacturing Facility                          Owned
  Rungis, France..........................  Sales Office and European Headquarters                        Leased
  Venissieux, France(1)...................  Carbon Cathode Manufacturing Facility and Technology           Owned
                                              Center
  Berlin, Germany(1)......................  Electrode Manufacturing Facility                              Leased
  Hong Kong...............................  Sales Office                                                  Leased
  Caserta, Italy..........................  Electrode Manufacturing Facility                               Owned
  Malonno, Italy..........................  Machine Shop                                                   Owned
  Milano, Italy...........................  Administration and Sales Office                               Leased
  Monterrey, Mexico.......................  Electrode Manufacturing Facility and Sales Office              Owned
  Vyazma, Russia(1).......................  Electrode Manufacturing Facility and Sales Office              Owned
  Singapore...............................  Sales Office                                                  Leased
  Meyerton, South Africa(2)...............  Electrode Manufacturing Facility                               Owned
                                            Sales Office                                                  Leased
  Pamplona, Spain.........................  Electrode Manufacturing Facility and Sales Office              Owned
  Geneva, Switzerland.....................  Sales Office                                                  Leased
  Sheffield, United Kingdom...............  Machine Shop and Sales Office                                  Owned

------------------

(1) Facilities of the Acquired Companies.

(2) Facilities of EMSA.

     The Company believes that its facilities, which are of varying ages and types of construction, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these proceedings, the Company believes that the ultimate disposition of such proceedings (including the lawsuit discussed below) will not have a material adverse effect on the Company.

     In 1978, a lawsuit entitled Ortiz, et al. v. Union Carbide Grafito, Inc. was commenced in the Superior Court of Puerto Rico by persons residing near the Company's Yabucoa, Puerto Rico facility alleging property damage and personal injury due to air emissions and noise from the facility. The defendant, Union Carbide Grafito, Inc. ('Grafito'), is a wholly-owned subsidiary of the Company. The Yabucoa facility ceased operations in 1989 and was demolished in 1994. Grafito had no other operations. In 1986, the complaint was dismissed as to approximately two-thirds of the 759 plaintiffs for failure to provide discovery. In 1987, the complaint was dismissed as to the remaining plaintiffs for failure to prosecute the lawsuit. Certain of the plaintiffs thereafter retained new counsel and filed a motion to set aside the 1986 and 1987 dismissals. That motion was denied by the trial court and an appeal was taken to the Supreme Court of Puerto Rico. In 1992, the Supreme Court remanded the case to the Superior Court for a hearing on whether the dismissals should be vacated on the ground that plaintiffs' former counsel had allowed the dismissals to occur due to fraud. The hearing was held in March and June 1995, and a decision was rendered in favor of Grafito. On March 8, 1996, the plaintiffs filed a writ of appeal with the Circuit Court of Appeals; such writ of appeal was dismissed on procedural grounds. On June 14, 1996, the plaintiffs filed a petition for certiorari to the Supreme Court of Puerto Rico seeking review of the dismissal of such writ of appeal. The Supreme Court issued a writ of certiorari to review the dismissal. Such writ of certiorari is pending while the parties file their respective briefs with the Supreme Court. Grafito intends to take all appropriate action to oppose the writ. Pursuant to the Recapitalization Agreement, Union Carbide and Mitsubishi have agreed to indemnify UCAR and Blackstone for any liabilities in excess of $20 million arising out of the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

     The common stock is listed on the New York Stock Exchange under the trading symbol 'UCR'. The closing sale price of the common stock was 37 5/8 on December 31, 1996, the last trading day of the Company's last fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock as reported by the New York Stock Exchange:

                                                                                          HIGH      LOW
                                                                                          ----      ---
1995:
  Third Quarter*.....................................................................     $29 1/4   $243/4
  Fourth Quarter.....................................................................      33 3/4   26 3/8
1996:
  First Quarter......................................................................     $39 1/2   $31
  Second Quarter.....................................................................      44 7/8   39
  Third Quarter......................................................................      41 7/8   34 3/4
  Fourth Quarter.....................................................................      41 1/8   32 5/8

------------------

* Public trading commenced on August 10, 1995.

     As of December 31, 1996, there were 66 record holders of common stock. The Company estimates that approximately 9,700 stockholders are represented by nominees.

DIVIDEND POLICY

      Although the Company is currently able to pay certain cash dividends, it is the current policy of UCAR's Board of Directors to retain earnings to finance operations, fund acquisitions, repurchase common stock and repay debt. Any declaration and payment of cash dividends will be subject to the discretion of UCAR's Board of Directors and will be dependent upon the Company's financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Senior Bank Facilities and the Subordinated Note Indenture and other factors deemed relevant by UCAR's Board of Directors. There can be no assurance that any cash dividends will be declared or paid.

     UCAR is a holding company that derives all of its cash flow from Global, the common stock of which constitutes UCAR's only material asset. Consequently, UCAR's ability to pay dividends is dependent upon the earnings of Global and its subsidiaries and the distribution of those earnings by Global to UCAR.

     Under the Senior Bank Facilities, Global and UCAR are permitted to pay dividends to their respective stockholders only in an aggregate amount equal to a percentage, ranging from 25% to 35% based on certain financial tests, of cumulative adjusted consolidated net income (provided that, in any event, dividends aggregating up to $15 million are permitted in any twelve-month period). In addition, Global is permitted to pay dividends to UCAR (i) in respect of UCAR's administrative fees and expenses and (ii) for the specific purpose of the purchase or redemption by UCAR of capital stock held by present or former officers of the Company up to $5 million per year or $25 million in the aggregate. In general, amounts which are permitted to be paid as dividends in a year but are not so paid may be paid in subsequent years.

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

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected annual consolidated financial data (excluding the 'quantity of graphite electrodes sold') has been derived from the Consolidated Financial Statements at the dates and for the periods indicated, which have been audited by KPMG Peat Marwick LLP as indicated in their reports thereon. The selected consolidated financial data set forth below should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the Consolidated Financial Statements at December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996 and the related notes.

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                      1996       1995     1994     1993     1992
                                                                      -----      -----    -----    -----    -----
                                                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE
                                                                                         DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales........................................................   $ 948      $ 901    $ 758    $ 740    $ 659
  Gross profit.....................................................     365        345      243      203      104(a)
  Selling, administrative and other expenses.......................      90        115       79       73       78
  Restructuring costs..............................................      --         30       --       33        9
  Operating profit (loss)..........................................     268        189(c)   162       80       (1)(a)
  Total interest expense...........................................      61         93       19       21       22
  Income (loss) before extraordinary charge and cumulative effect
     of changes in accounting principles...........................     145         25(c)   100       50      (30)(a)
  Extraordinary charge, net of tax(d)..............................      --         37       --       --       --

  Cumulative effect of changes in accounting principles............       7         --       --      (20)     (55)
  Net income (loss)................................................     152        (12)(c)  100       30      (85)(a)
  Net income per share before cumulative effect of change in
     accounting principles (Pro forma 1995)........................    3.00       1.87(e)
  Net income per share.............................................    3.15
  Weighted average shares outstanding (Pro forma in 1995) (in
     thousands)(f).................................................   48,469     48,763
BALANCE SHEET DATA (AT PERIOD END):
  Cash and cash equivalents........................................   $  95      $  53    $  60    $  54    $  28
  Total assets.....................................................     988        864      778      831      784
  Total debt.......................................................     635        668      247      268      269
  Stockholders' equity (deficit)...................................      (2)      (167)     192      188      198
OTHER DATA:
  Gross profit margin..............................................    38.5%      38.3%    32.1%    27.4%    15.8%
  Operating profit margin..........................................    28.3       21.0     21.4     10.8      N/M
  Depreciation.....................................................   $  36      $  38    $  39    $  39    $  44
  Capital expenditures.............................................      62         65       34       26       19
  EBITDA(g)........................................................     304        249      201      147       43
  Cash flow from operations........................................     172        130      174       64       52
  Cash flow from investing.........................................    (104)      (116)     (56)     (25)     (13)
  Cash flow from financing.........................................     (26)       (18)    (105)     (13)     (26)
  Quantity of graphite electrodes sold (thousands of metric
     tons)(h)......................................................     205        217(i)   196(i)   217(i)   205

------------------
N/M: Not meaningful.

(See footnotes on next page)

(a) Reduction of domestic inventory quantities in 1992 resulted in liquidation of certain inventories carried on a 'last in, first out' basis acquired at lower cost in prior years. This liquidation increased gross profit by $5 million and reduced net loss by $3 million in 1992.

(b) Represents costs recorded in connection with closing or downsizing operations at certain locations as part of the Company's restructuring and re-engineering projects. These costs consisted primarily of write-offs of fixed assets and other shut down costs.

(c) Includes, in 1995, non-recurring charges related to the Recapitalization of $8 million related to payments for a senior subordinated credit facility which was available but not used and payments under the Company's Long Term Incentive Compensation Plan and non-recurring expenses related to the Initial Offering of $18 million for compensation expense related to accelerated vesting of performance stock options and restricted matching stock.

(d) Resulted from early extinguishment of debt in connection with the Redemption and the Refinancing.

(Footnotes continued from previous page)


(e) For unaudited pro forma net income per share, historical net income (loss) has been adjusted assuming that the Recapitalization, Initial Offering, the Redemption and the Refinancing had occurred as of January 1, 1994. Historical net income (loss) per share has been omitted as the historical capitalization of the Company is not indicative of the Company's current capital structure.

(f) Reflects common stock and common stock equivalents outstanding after the Initial Offering, including common stock equivalents calculated in accordance with the 'treasury stock method,' wherein the net proceeds from the exercise of common stock equivalents are assumed to be used to repurchase shares of common stock at the average price for such year.

(g) EBITDA, for this purpose, means operating profit (loss) plus depreciation, amortization and the portion of restructuring costs applicable to fixed asset write-offs. The amount of restructuring costs applicable to fixed asset write-offs for 1993 and 1995 were $28 million and $22 million, respectively. The Company believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from continuing operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(h) Excludes graphite electrodes sold by EMSA, which aggregated 25,000 metric tons, 25,000 metric tons, 24,000 metric tons, 27,000 metric tons and 26,000 metric tons in 1992, 1993, 1994, 1995 and 1996, respectively.

(i) The quantity of graphite electrodes sold in the first quarter of 1994 was impacted by Customer Buy-Ins during the fourth quarter of 1993 in advance of price increases effective in January 1994, and the quantity of graphite electrodes sold in the first quarter of 1995 was impacted by Customer Buy-Ins in advance of price increases effective in April 1995.

     The following quarterly selected consolidated financial data has been derived from the Consolidated Financial Statements for the periods indicated, which have not been audited. The selected quarterly consolidated financial data set forth below should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the Consolidated Financial Statements at December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996 and the related notes.

                                                                FIRST      SECOND       THIRD      FOURTH
                                                               QUARTER     QUARTER     QUARTER     QUARTER
                                                               -------     -------     -------     -------
                                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE
                                                                                  DATA)

1996
  Net sales................................................    $  243       $ 241       $ 227       $ 237
  Gross profit.............................................        93          96          86          90
  Income before cumulative effect of change in accounting
     principle.............................................        35          38          35          37
  Net income (loss)........................................        42 (a)      38          35          37
  Net income per share before cumulative effect of change
     in accounting principle...............................    $ 0.73       $0.78       $0.72       $0.77

1995
  Net sales................................................    $  210       $ 227       $ 220       $ 244
  Gross profit.............................................        74          88          84          99
  Income (loss) before extraordinary charge................       (46 )(b)     27          13(d)       31
  Net income (loss)........................................       (46 )        25(c)       (3)(c)      12(c)
  Pro forma net income (loss) per share(e).................    $(0.01 )     $0.67       $0.58       $0.65

------------------
(a) Includes a cumulative effect on prior years of $7 million (after taxes) related to a change in method of determining LIFO inventories.

(b) Includes restructuring costs of $20 million (after taxes), non-recurring charges related to the Recapitalization of $6 million (after taxes) and taxes associated with the Recapitalization of $37 million.

(c) Includes extraordinary charges resulting from early extinguishment of debt of $2 million (after taxes) in the second quarter, $16 million (after taxes) in the third quarter and $19 million (after taxes) in the fourth quarter.

(d) Includes compensation expense of $12 million (after taxes) resulting from the accelerated vesting of performance stock options and restricted matching stock in connection with the Initial Offering.

(e) For unaudited pro forma net income (loss) per share, historical net income
    (loss) has been adjusted assuming that the Recapitalization, the Initial Offering, the Redemption and the Refinancing had occurred as of January 1, 1995. Historical net income (loss) per share has been omitted as the historical capitalization of the Company is not indicative of the Company's current capital structure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In 1995, the Company consummated the Recapitalization, the Initial Offering, the Redemption and the Refinancing. In 1996, the Secondary Offering was consummated and the Company acquired 90% of the equity of UCAR Grafit. Subsequent to December 31, 1996, the Company acquired 70% of the equity of

Carbone Savoie and through a newly-formed 70%-owned subsidiary, UCAR Elektroden, acquired the graphite electrode business of EKL in Berlin, Germany. In addition, the Company announced its intention to acquire the outstanding shares of EMSA held by the Company's joint venture partner in South Africa. The acquisitions of UCAR Grafit, Carbone Savoie and the graphite electrode business of EKL were accounted for as purchases.

     In May and July 1994, the Company increased its ownership of its Mexican business from 79% to substantially 100% at a net cost of $23 million. These transactions were accounted for as purchases. In 1995, the Company acquired substantially all of the shares of its Brazilian subsidiary owned by public shareholders in Brazil. The aggregate purchase price was $52 million, plus expenses of $3 million. Thereafter, the Company acquired additional shares from such Brazilian shareholders for $2 million. The acquisitions were accounted for as purchases.

     Cost Reduction Initiatives. Beginning in the mid-1980s, the Company initiated a project to remove excess, high cost capacity. This project was designed to close the older, highest cost facilities and increase the operating efficiencies of the remaining facilities. Five locations were closed as a result of this project (i.e., three separate manufacturing facilities in the Niagara Falls, New York area, a manufacturing facility in Sweden and a manufacturing facility in Puerto Rico). As a result of this project, the Company recorded fixed asset write-offs and severance costs in 1985 and 1987 through 1989.

     A second project was initiated in 1991 and continued through 1992 to re-engineer work processes in the manufacturing facilities and offices and to downsize the global work force. The Company, working with outside consultants, redesigned work processes to improve the productivity of the work force and eliminate unnecessary or redundant activities. The Company recorded severance costs associated with this project of $28 million and $8 million in 1991 and 1992, respectively.

     As a result of these projects, the Company developed a strategy to be the low cost producer in its industry. With the improved productivity and efficiencies that had been achieved in the manufacturing facilities, the Company identified another project, which was approved by UCAR's Board of Directors in 1993, to close the Company's highest cost and oldest graphite manufacturing facilities at that time, which were located in Sheffield, England and Forno Allione, Italy, and to increase production at lower cost manufacturing facilities in Europe and North America. The closing of these facilities resulted in fixed asset write-offs of $28 million and related shut down costs of $5 million in 1993.

     As a result primarily of the projects described in the three preceding paragraphs, the Company reduced its work force by approximately 2,100 employees, reduced the average manufacturing cycle time for graphite electrode production by approximately 50% and achieved a one-third reduction in then existing inventory levels. By the end of 1994, the Company had achieved annual cost savings of approximately $101 million (as compared to 1990). The Company achieved additional annual cost savings from these projects aggregating approximately $15 million by the end of 1996 (as compared to 1994).

     In January 1995, as part of the Company's low cost producer strategy,

UCAR's Board of Directors approved the Rationalization Project to close certain high cost manufacturing operations and to add modern lower cost manufacturing operations at the Company's North American graphite electrode plants. The Rationalization Project was completed in July 1996 and is expected to yield approximately $23 million in annual cost savings, with approximately $8 million in savings having been realized in 1995, $20 million having been realized in 1996 and the full $23 million expected to be realized in 1997 (in each case, as compared to 1994). Capital expenditures of $27 million to build the new facilities and $4 million to shut down the old facilities were pre-funded as part of the Recapitalization. The Company has written-off fixed assets of approximately $22 million and recorded $8 million of shut down costs as restructuring costs in 1995 in connection with the Rationalization Project. In addition, the

Technology Improvement Projects are expected to yield approximately $5 million in additional annual cost savings by the end of 1997 (as compared to 1994) at an aggregate cost of approximately $7 million.

     Currency Matters. The Company sells its products in multiple currencies but seeks to price its products based on dollar equivalent target prices for each of its subsidiaries. These target prices are based on evaluations of the relevant exchange rates, the relationship between all of the target prices and other factors, if any, which the Company may deem appropriate. Each subsidiary then seeks to institute price increases to achieve its target price when, as and if local conditions permit. A subsidiary may rescind a price increase or grant price discounts if required by local conditions. The impact on net sales of any price increase in foreign countries can be mitigated or exaggerated by changes in currency exchange rates. The Company has entered into hedging transactions to reduce its exposure to changes in currency exchange rates.

     While most of the Company's sales are made to customers in markets where local currencies are readily convertible into dollars, the Company makes sales to customers in other markets, particularly countries in the former Soviet Union, Eastern Europe, the Middle East and the Asia Pacific region. When the Company deems appropriate, the terms of sale to customers in these markets require payment in dollars or deutsche marks and may additionally require prepayment or delivery of a bank letter of credit or equivalent security for payment.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Consolidated Statements of Operations and the increase or decrease (expressed as a percentage of such item in the comparable prior period) of such items:

                                                                                        PERCENTAGE
                                                                                         INCREASE

                                                         FOR THE YEAR ENDED             (DECREASE)
                                                            DECEMBER 31,           ---------------------
                                                        --------------------       1995 TO       1994 TO
                                                        1996    1995    1994        1996          1995
                                                        ----    ----    ----       -------       -------
                                                            (DOLLARS IN
                                                             MILLIONS)
Net sales............................................   $948    $901    $758          5.2%         18.9%
Cost of sales........................................    583     556     515          4.9           8.0
                                                        ----    ----    ----       -------       -------
Gross profit.........................................    365     345     243          5.8          42.0
Selling, administrative and other expenses...........     90     115      79        (21.7)         45.6
Restructuring costs..................................     --      30      --          N/M           N/M
Operating profit.....................................    268     189     162         41.8          16.7

------------------
N/M: Not meaningful.

     The following table sets forth, for the periods indicated, the percentage (rounded to the nearest tenth) of net sales represented by certain items in the Consolidated Statements of Operations:

                                                                          FOR THE YEAR ENDED DECEMBER
                                                                                      31,
                                                                         -----------------------------
                                                                         1996        1995        1994
                                                                         -----       -----       -----
Net sales.............................................................   100.0%      100.0%      100.0%
Cost of sales.........................................................    61.5        61.7        67.9
                                                                         -----       -----       -----
Gross profit..........................................................    38.5        38.3        32.1
Selling, administrative and other expenses............................     9.5        12.8        10.4
Restructuring costs...................................................      --         3.3          --
Operating profit......................................................    28.3        21.0        21.4

  1996 Compared to 1995

     Net sales in 1996 were $948 million, an increase of 5% from $901 million in 1995. This increase was led by the Company's graphite specialties and carbon specialties businesses, which both had net sales increases of 13% in 1996 as compared to 1995. The average selling prices (in dollars and net of changes in currency exchange rates) for products of these businesses increased approximately 8% in 1996 as compared to 1995. The carbon specialties business had increased volume in carbon refractory products, which are sold primarily to the steel industry. The graphite specialties business had increased volume in 'superfine grain' products, which are used in the semiconductor industry, and increased volume in graphite cathodes, which are used in the aluminum industry. Net sales of the Company's core graphite electrodes business, which accounted for 73% of total net sales in 1996, increased approximately 3% to $696 million in 1996 as compared to $675 million in 1995. The average selling price (in dollars and net of changes in currency exchange rates) of graphite electrodes sold increased approximately 6% to $3,185 per metric ton in 1996 as compared to $3,000 per metric ton in 1995. The volume of graphite electrodes sold in 1996 declined by approximately 5% in 1996 as compared to 1995. Graphite electrode sales volume in Western Europe declined 18% in 1996 as compared to 1995 as a result of lower economic activity as members of the European Union continued to work toward a unified monetary system. The Company believes that demand for graphite electrodes will increase if economic conditions in Western Europe improve and as announced new electric arc furnaces achieve typical operating rates. Net sales for the Company's products outside of the United States amounted to $642 million, or approximately 68% of total net sales, in 1996.

     Gross profit in 1996 was $365 million, an increase of $20 million, or 6%, from gross profit of $345 million in 1995. Price increases on all products sold together with cost savings offset the decline in graphite electrode sales volume and allowed for an increase in gross margin to 38.5% in 1996 as compared to 38.3% in 1995.

     Operating profit in 1996 was $268 million (28% of net sales), an increase of $79 million, or 42%, from operating profit of $189 million (21% of net sales) in 1995. Excluding restructuring costs of $30 million, non-recurring expense of $6 million associated with a senior subordinated credit facility available but not used in connection with the Recapitalization, $18 million of non-recurring compensation expense included in selling, administrative and other expenses as a result of accelerated vesting of performance stock options and restricted matching stock in connection with the Initial Offering and $2 million of other expenses due to payments under the Company's Long Term Incentive Compensation Plan accelerated as a result of the Recapitalization, operating profit in 1995 would have been $245 million (27% of net sales).

     Selling, administrative and other expenses were $90 million in 1996, a decrease of $25 million, or 22%, from $115 million in 1995. Selling, administrative and other expenses in 1995 included $18 million in non-recurring compensation expenses associated with the accelerated vesting of performance stock options and restricted matching stock in connection with the Initial Offering and $4 million associated with scheduled vesting of performance stock options.

     Restructuring costs of $30 million were incurred in 1995 in connection with the Rationalization Project. No restructuring costs were incurred in 1996.

     Other (income) expense (net) was income of $1 million in 1996 as compared to expense of $3 million in 1995. The change resulted primarily from a $14 million decrease in interest income (primarily due to a reduction in short-term investments by the Company's Brazilian subsidiary), a $9 million reduction in expense from foreign currency adjustments (including reduced translation losses from Brazilian operations and dollar-denominated debt of the Company's foreign subsidiaries) and a non-recurring expense of $7 million associated with bank fees due to the Recapitalization which were incurred in 1995 but not in 1996.

     Interest expense decreased to $61 million in 1996 from $93 million in 1995. In 1996, the average outstanding total debt balance was $643 million and the average annual interest rate was 9.4% as compared to an average outstanding total debt balance of $820 million and an average annual interest rate of 11.5% in 1995.

     Provision for income taxes was $68 million in 1996 as compared to $74 million in 1995. In 1995, income tax expense was higher than the amount computed by applying the United States federal income tax rate primarily due to non-recurring taxes of approximately $37 million associated with the Recapitalization.

     Minority stockholders' share of income of the Company's Brazilian subsidiary decreased to $1 million in 1996 from $4 million in 1995 due to an increase in the Company's ownership of that subsidiary. Substantially all of the minority interest of the Brazilian subsidiary was purchased by the Company in 1995. The Company's share of net income of EMSA remained stable at $7 million in 1996 and 1995.

  1995 Compared to 1994

     Net sales for 1995 were $901 million, an increase of $143 million, or 19%, from net sales of $758 million in 1994. This increase was largely the result of the improved performance of the Company's graphite electrode business. This increase was driven primarily by increases in the volume and price of graphite electrodes sold. An

11% increase in the volume of graphite electrodes sold brought volume to 217,000 metric tons in 1995 from 196,000 metric tons in 1994. Substantially all of the volume increase resulted from increased sales in Eastern Europe, the Asia Pacific region and the Middle East. This volume increase also reflected the negative impact on volume in 1994 from Customer Buy-Ins in late 1993 in anticipation of announced price increases which became effective on January 1, 1994. The average selling price per metric ton (in dollars and net of changes in currency exchange rates) of graphite electrodes sold increased 9% in 1995 as compared to 1994. Net sales of the Company's other products were $224 million, an increase of $36 million, or 19%, from net sales of $188 million in 1994. This increase was a result of higher demand and increased prices for these products. Net sales for the Company's products outside of the United States amounted to $615 million, or 68% of total net sales, in 1995.

     Gross profit for 1995 was $345 million, an increase of $102 million, or 42%, from gross profit of $243 million for 1994. Price and volume increases of graphite electrodes sold, as well as continued improvement in manufacturing efficiency, helped to increase gross margin for 1995 to 38% as compared to 32% for 1994.


     Operating profit in 1995 was $189 million (21% of net sales), an increase of $27 million, or 17%, from operating profit of $162 million (21% of net sales) in 1994. On a pro forma basis, as if the Recapitalization, the Initial Offering, the Redemption and the Refinancing had occurred on January 1, 1994, operating profit in 1995 would have been $214 million (24% of net sales and a 35% increase from 1994 operating profit, on such pro forma basis, of $158 million), excluding $18 million of non-recurring compensation expense due to the accelerated vesting of performance options and restricted matching stock in connection with the Initial Offering and $8 million of non-recurring costs related to the Recapitalization.

     Selling, administrative and other expenses increased 46% to $115 million in 1995 from $79 million in 1994. This increase was due primarily to $18 million in non-recurring compensation expense associated with the accelerated vesting of performance stock options and restricted matching stock in connection with the Initial Offering and $4 million associated with scheduled vesting of performance stock options, a $4 million increase in compensation expense for other variable compensation plans and a $4 million increase in other variable costs resulting from higher sales.

     Restructuring costs were $30 million in 1995 as compared to none in 1994. The restructuring costs consisted of fixed asset write-offs of $22 million and $8 million of related shutdown costs in connection with the Rationalization Project.

     Other (income) expense (net) was expense of $3 million in 1995 as compared to income of $5 million in 1994. The change was principally the result of a $6 million expense associated with a senior subordinated credit facility provided, but not used, in connection with the Recapitalization and a $4 million translation loss on dollar-denominated debt of the Company's foreign subsidiaries.

     Interest expense increased to $93 million in 1995 from $19 million in 1994. In 1995, the average outstanding total debt balance was $820 million and the average annual interest rate was 11.5% as compared to an average outstanding total debt balance of $254 million and an average annual interest rate of 7.4% in 1994. The increases were primarily the result of the Recapitalization.

     Provision for income taxes was $74 million in 1995 as compared to $37 million in 1994. The increase in income tax expense was primarily due to non-recurring taxes of approximately $37 million associated with the Recapitalization as a result of the repatriation to the United States of funds borrowed by foreign subsidiaries, partially offset by the effect of lower pre-tax income.

     Minority stockholders' share of income of the Company's Brazilian and Mexican subsidiaries decreased to $4 million in 1995 from $10 million in 1994 due to an increase in the Company's ownership of those subsidiaries. Substantially all of the minority interest of the Mexican subsidiary was purchased by the Company in May and July 1994 and substantially all of the minority interest of the Brazilian subsidiary was purchased by the Company in 1995. The Company's share of net income of EMSA increased to $7 million in 1995 from $4 million in 1994 due to an increase in EMSA's earnings.


     The Company recorded an extraordinary charge of $37 million related to early extinguishment of debt (net of tax benefit of $20 million) resulting from the prepayment in connection with the Recapitalization of $175 million of senior notes issued by UCAR in 1994, the Redemption and the Refinancing. The extraordinary charge consisted of a premium of $18 million paid on the redemption of the Subordinated Notes and the write-off of deferred debt issuance costs of $39 million.

     Net loss for 1995 totaled $12 million as compared with net income of $100 million in 1994. On a pro forma basis, as if the Recapitalization, the Initial Offering, the Redemption and the Refinancing had occurred on January 1, 1995, net income for 1995 would have been $91 million (after giving effect to $20 million in after tax restructuring costs relating to the Rationalization Project), an increase of 52% from net income, on such pro forma basis, of $60 million in 1994.

     The following table sets forth a summary of the results of operations for 1995, as adjusted for certain non-recurring expenses, taxes and costs:

                                                                        OPERATING       NET
                                                                         PROFIT        INCOME
                                                                        ---------      ------
                                                                        (DOLLARS IN MILLIONS,
                                                                          EXCEPT PER SHARE
                                                                                DATA)
As reported in the Consolidated Financial Statements...............       $ 189        $ (12 )
Non-recurring expenses, taxes and costs:
  Compensation expense due to accelerated vesting of performance stock options and restricted matching stock in connection with
     the Initial Offering..........................................          18           12
  Senior subordinated credit facility expense and Long Term
     Incentive Compensation Plan payments in connection with the
     Recapitalization..............................................           8            5
  Extraordinary charge for early extinguishment of debt............          --           37
  Taxes associated with the Recapitalization.......................          --           37
  Pro forma interest adjustment to give effect to the
     Recapitalization, the Initial Offering, the Redemption and the
     Refinancing as if they occurred on January 1, 1995............          (1)          12
                                                                        ---------      ------
Pro forma operating profit/net income..............................       $ 214        $  91
                                                                        ---------      ------
                                                                        ---------      ------
Pro forma net income per share.....................................                    $1.87
                                                                                       ------

                                                                                       ------

EFFECTS OF INFLATION

     In general, the Company's cost of sales is affected by the inflation in each country in which it has a manufacturing facility. During the past three years, the effects of inflation in the United States and foreign countries (except for hyperinflationary countries) have been offset by a combination of improved operating efficiency, improved pricing and permanent, on-going cost savings and, accordingly, have not been material to the Company. The Company maintains operations in Brazil and Mexico, countries which historically have had hyperinflationary economies. Through December 31, 1993, the financial statements of these foreign entities have been remeasured as if the respective functional currencies of the Brazilian and Mexican economic environments were the United States dollar. Accordingly, translation gains and losses were included in the Consolidated Statements of Operations. Foreign currency gains on debt and prior period tax liabilities were included in interest expense and provision for income taxes, respectively. Effective January 1, 1994, because of significant declines in the rate of inflation in Mexico, the Company changed its functional currency in Mexico to the Mexican peso. The reporting currency amounts at the date of the change were translated into the local currency at the then current exchange rates, and those amounts became the new functional currency accounting basis. Hyperinflation has not had a material effect on the Company's results of operations, because the Company has been able to mitigate the effects of hyperinflation by increasing prices generally in line with inflation as well as through improved efficiency and cost savings.

     The cost of petroleum coke, a principal raw material used by the Company, and natural gas, which is used by the Company in its electrode and graphite specialties baking operations, may fluctuate widely for various reasons, including fuel shortages and cold weather. Changes in such costs have not been material to the Company during the past three years.

EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES

     The Company produces and sells its products in multiple currencies. In general, the Company's results of operations are affected by changes in currency exchange rates. Although such has not been the case in the past, such changes in the future could have a material effect on the Company's results of operations. The Company attempts to mitigate the effects of exchange rate changes by adjusting sales prices, in local currency (to the extent permitted by local market conditions), to maintain a dollar equivalent target price. In addition, the Company engages in hedging activities and uses various off-balance sheet financial instruments to manage exposure to general economic and specific financial market risks caused by currency exchange rate changes. The amount of forward exchange contracts used by the Company to minimize these risks was $350 million at December 31, 1996, $269 million at December 31, 1995 and $80 million at December 31, 1994.


     In connection with the Recapitalization, certain of the Company's foreign subsidiaries borrowed $343 million of dollar-denominated debt. In November 1995, the Company repatriated dollar-denominated debt of its Mexican subsidiary by replacing it with debt of Global. As a result of such repatriation and other principal payments, $189 million of dollar-denominated debt of the Company's foreign subsidiaries was outstanding at December 31, 1996. Changes in the exchange rates between the dollar and the currencies in the countries in which these subsidiaries are located result in foreign currency gains and losses that are reported in other (income) expense (net) in the Consolidated Statements of Operations. While changes in currency exchange rates have not materially affected the Company in the past, there can be no assurance that such changes will not have a material adverse effect on the Company at some future date. In November 1995, the Company's foreign subsidiaries with dollar-denominated debt entered into forward foreign currency contracts to protect against exchange rate changes. The amount of such contracts was $169 million at December 31, 1996 and $198 million at December 31, 1995. Premiums on the contracts are amortized over the life of the contracts, resulting in $4 million in charges which have been amortized to other (income) expense (net) over 1995 and 1996. The Company believes that the repatriation of the dollar-denominated debt from its Mexican subsidiary and such contracts substantially mitigate the Company's exposure to exchange rate changes related to such borrowings.

     During December 1994 and in 1995, the Mexican peso devalued substantially against the dollar. As a result of this devaluation, the stockholders' equity of the Company's Mexican subsidiary was reduced by $14 million and $5 million during December 1994 and in 1995, respectively. This reduction had no impact on the Company's results of operations because translation gains and losses are reported in the cumulative foreign currency translation adjustment component of stockholders' equity. The selling price of graphite electrodes sold in Mexican pesos increased by 215% from December 1994 through December 1995, partially offsetting the significant devaluation of the Mexican peso against the dollar. Approximately 38% of the Mexican subsidiary's sales are made outside Mexico in dollars. The Company's dollar earnings from such sales benefit to the extent that local costs become lower in dollar terms.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of funds have consisted principally of invested capital, operating cash flow and debt financing from affiliates, banks and institutional investors. The Company's uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures, distributions to stockholders (including the redemption and repurchases of common equity), acquisition of controlling interests in new companies or businesses and acquisition of minority stockholders' shares of consolidated subsidiaries. Acquisitions have been and are expected to be, and repurchases under UCAR's stock repurchase program are expected to be, financed from existing cash balances, cash flow from operations, short-term borrowings and borrowings under the revolving credit facility.


     Debt Financing and Debt Reduction. Upon consummation of the Recapitalization, the Company established the Recapitalization Bank Facilities which provided for borrowings of up to $685 million, of which $585 million was used in connection with the Recapitalization. On October 19, 1995, the Company refinanced the Recapitalization Bank Facilities with the Senior Bank Facilities at more favorable interest rates and with more favorable covenants. The Senior Bank Facilities provide for borrowings of up to $620 million, of which $520 million was used in connection with the Refinancing and $100 million is available on a revolving credit basis for general corporate purposes. In 1995 and 1996, the Company voluntarily repaid an aggregate of $161 million and $55 million, respectively, of indebtedness under the Recapitalzation Bank Facilities and the Senior Bank Facilities, which repayments were funded from available cash and cash flow from operations. Accordingly, the Company's next required installment payments for the Tranche A Facility and Tranche B Term Facility occur during 1998 and 2002, respectively. In connection with the Recapitalization, the Company, through Global, issued $375 million aggregate principal amount of Subordinated Notes, of which $175 million aggregate principal amount were redeemed with proceeds from the Initial Offering.

     At December 31, 1996, the Company had total debt of $635 million and a stockholders' deficit of $2 million as compared to $668 million and $167 million, respectively, at December 31, 1995. At December 31, 1996, cash and cash equivalents were $95 million as compared to $53 million at December 31, 1995. The Company is currently seeking to amend the Senior Bank Facilities to reduce interest rates on amounts outstanding under the Senior Bank Facilities and to increase the amount available on a revolving credit basis to $200 million to allow for more flexibility in uses of free cash flow for acquisitions, capital expenditures and stock repurchases. No assurance can be given that such amendments will, in fact, become effective. Although no assurance can be given that such will be the case, the Company believes that cash flow from operations combined with its revolving credit facility and existing cash balances will be adequate to meet debt service requirements, fund continued capital expenditures, allow for certain growth opportunities, and meet working capital and general corporate needs. The acquisition of the remaining shares of EMSA will be financed with borrowings under the revolving credit facility, which is expected to be amended as described above.

     Inventory Levels and Working Capital. As a result of efficiencies achieved pursuant to the Company's restructuring and re-engineering projects, there has been improvement in managing inventory levels with respect to finished products, work in process, raw materials and supplies for a given level of forecasted sales. Inventory levels at any specified date are affected by increases in inventories of raw materials to meet anticipated increases in sales of finished products, Customer Buy-Ins in advance of announced price increases, changes in scheduled production by the Company to meet anticipated Customer Buy-Ins and other factors.

     The Company's working capital increased to $234 million at December 31, 1996 from $175 million at December 31, 1995, primarily as a result of a $40 million increase in inventory levels due principally to weaker than expected graphite electrode sales volume in Western Europe and an $11 million increase resulting from a change in accounting for LIFO inventories in the United States. Cash and cash equivalents were $42 million higher at December 31, 1996 than at December 31, 1995. Cash and cash equivalents increased due to cash flow from operations in excess of cash used for financing and investing activities. In addition, short-term debt increased by $22 million primarily due to the acquisition of UCAR Grafit.

     Capital Expenditures. Capital expenditures aggregated $62 million (including $4 million for the Rationalization Project) in 1996. The Company expects capital expenditures in 1997 to total approximately $75 million to $80 million (including approximately $11 million for the Focused Factory Project and the Technology Improvement Projects and $15 million for capital improvements relating to facilities held by companies recently acquired by the Company). In November 1996, UCAR's Board of Directors approved a project to modernize the Company's manufacturing facility in Caserta, Italy in order to reduce operating costs, improve product quality, improve working conditions and reduce particulate emissions at a cost of approximately $21 million. Capital expenditures aggregated $65 million and $34 million in 1995 and 1994, respectively. Except for the Focused Factory Project, most of the Company's capital expenditures have been, and are expected to be, made to maintain existing facilities and equipment, achieve cost savings and improve operating efficiency.

     Capital expenditures for the Rationalization Project of $27 million to build new facilities and $4 million to pay costs to shut down old facilities were pre-funded under the Recapitalization Bank Facilities as part of the Recapitalization. During 1995, in connection with the Rationalization Project, the Company wrote-off fixed assets of $22 million and recorded $8 million of facility closing expenses and environmental clean-up costs.

CASH DISTRIBUTIONS AND RESTRICTIONS ON DIVIDENDS OR DISTRIBUTIONS

     The Company made cash distributions to Union Carbide and Mitsubishi aggregating $84 million on September 30, 1994 and $10 million on January 20, 1995. On January 26, 1995, in connection with the Recapitalization, the Company repurchased and cancelled all of the common equity then held by Mitsubishi for $406 million and paid to Union Carbide a dividend of $347 million. In March 1995, Union Carbide and Mitsubishi refunded approximately $7 million of the $10 million distributed on January 20, 1995 as required by the Recapitalization Agreement.

     Under the Senior Bank Facilities, Global and UCAR are generally permitted to pay dividends to their respective stockholders only in an annual amount up to the greater of $15 million or a specified percentage of adjusted consolidated net income. In general, amounts which are permitted to be paid as dividends in a year but are not so paid may be paid in subsequent years. The Subordinated Note Indenture also limits the payment of dividends by Global to UCAR.

CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1996, the Company changed its method of determining LIFO inventories. The new methodology provides specifically identified parameters for defining new items within the LIFO pool which the Company believes improves the accuracy of costing those items. The Company recorded income of $7 million (after related income taxes of $4 million) as the cumulative effect on prior years of this change in accounting for inventories. The new method of accounting resulted in charging lower inventory costs to cost of goods sold during 1996 which reduced cost of goods sold by $4 million (and increased net income by $2 million).

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ('SFAS') 123, 'Accounting for Stock-Based Compensation' which is effective for years beginning after December 15, 1995. SFAS 123 permits a fair value based method of accounting for employee stock compensation plans. It also allows a company to continue to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB 25'). Companies electing to continue to use the accounting prescribed by APB 25 must make pro forma disclosures of net income and net income per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company has elected to continue the accounting prescribed by APB 25. Accordingly, the adoption of SFAS 123 will have no effect on the Company with the exception of expended disclosures required under SFAS 123.

COSTS RELATING TO PROTECTION OF THE ENVIRONMENT

     The Company has been and is subject to increasingly stringent environmental protection laws and regulations. In addition, the Company has an on-going commitment to rigorous internal environmental protection standards. Expenses relating to environmental protection were approximately $10 million, $15 million and $15 million in 1994, 1995 and 1996, respectively. Capital expenditures relating to environmental protection were approximately $5 million, $6 million and $14 million in 1994, 1995 and 1996, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE
                                                                                                    ----
Independent Auditors' Report.....................................................................     34
Consolidated Balance Sheets......................................................................     35
Consolidated Statements of Operations............................................................     36
Consolidated Statements of Cash Flows............................................................     37
Consolidated Statements of Stockholders' Equity (Deficit)........................................     38
Notes to Consolidated Financial Statements.......................................................     39

     All other schedules are omitted because they are not required or are not applicable or because the information is included in the Consolidated Financial Statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
UCAR International Inc.:

We have audited the accompanying Consolidated Balance Sheets of UCAR International Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity (Deficit) for each of the years in the three year period ended December 31, 1996. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of UCAR International Inc. and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 2 to the Consolidated Financial Statements, in 1996 the Company changed its method of determining LIFO inventories.

Stamford, Connecticut
February 10, 1997

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                                AT DECEMBER 31,
                                                                                               ------------------
                                                                                                1996        1995
                                                                                               ------      ------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................................................   $   95      $   53
  Notes and accounts receivable.............................................................      185         180
  Inventories:
     Raw materials and supplies.............................................................       39          28
     Work in process........................................................................      100          78
     Finished goods.........................................................................       37          30
                                                                                               ------      ------
                                                                                                  176         136
  Prepaid expenses..........................................................................       27          34
                                                                                               ------      ------
       Total current assets.................................................................      483         403
                                                                                               ------      ------
Property, plant and equipment...............................................................    1,087       1,013
Less: accumulated depreciation..............................................................      653         635
                                                                                               ------      ------
       Net fixed assets.....................................................................      434         378
                                                                                               ------      ------
Company carried at equity...................................................................       18          18
Other assets................................................................................       53          65
                                                                                               ------      ------
       Total assets.........................................................................   $  988      $  864
                                                                                               ------      ------
                                                                                               ------      ------

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................................................   $   67      $   56
  Short-term debt...........................................................................       53          31
  Payments due within one year on long-term debt............................................        1           1
  Accrued income and other taxes............................................................       37          50
  Other accrued liabilities.................................................................       91          90
                                                                                               ------      ------
       Total current liabilities............................................................      249         228
                                                                                               ------      ------
Long-term debt..............................................................................      581         636
Other long-term obligations.................................................................      138         137
Deferred income taxes.......................................................................       16          20
Minority stockholders' equity in consolidated entities......................................        6           5

Common stock subject to 'puts'..............................................................       --           8
Less: related loans to management...........................................................       --          (3)
                                                                                               ------      ------
Stockholders' equity (deficit):
  Preferred stock, par value $.01, 10,000,000 shares authorized, none issued................       --          --
  Common stock, par value $.01, 100,000,000 shares authorized, 46,614,724 shares issued at
     December 31, 1996; 45,961,718 shares issued at December 31, 1995.......................       --          --
  Additional paid-in capital................................................................      498         485
  Cumulative foreign currency translation adjustment........................................     (116)       (116)
  Retained earnings (deficit)...............................................................     (384)       (536)
                                                                                               ------      ------
       Total stockholders' equity (deficit).................................................       (2)       (167)
                                                                                               ------      ------
       Total liabilities and stockholders' equity (deficit).................................   $  988      $  864
                                                                                               ------      ------
                                                                                               ------      ------

          See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1996        1995        1994
                                                                                 -------     -------     -------
Net sales....................................................................    $   948     $   901     $   758
Cost of sales................................................................        583         556         515
                                                                                 -------     -------     -------
Gross profit.................................................................        365         345         243
Research and development.....................................................          8           8           7
Selling, administrative and other expenses...................................         90         115          79
Restructuring costs..........................................................         --          30          --
Other (income) expense (net).................................................         (1)          3          (5)
                                                                                 -------     -------     -------
  Operating profit...........................................................        268         189         162
                                                                                 -------     -------     -------
Interest expense.............................................................         61          93          14
Interest expense -C&M Finance & Trading, B.V. (affiliate)....................         --          --           5
                                                                                 -------     -------     -------
  Total interest expense.....................................................         61          93          19
                                                                                 -------     -------     -------
  Income before provision for income taxes...................................        207          96         143
Provision for income taxes...................................................         68          74          37
                                                                                 -------     -------     -------
  Income of consolidated entities............................................        139          22         106
Less: minority stockholders' share of income.................................          1           4          10
Plus: UCAR share of net income from company carried at equity................          7           7           4
                                                                                 -------     -------     -------
  Income before extraordinary charge and cumulative
     effect of change in accounting principles...............................        145          25         100
Extraordinary charge, net of tax.............................................         --          37          --
                                                                                 -------     -------     -------
  Income (loss) before cumulative effect of change in
     accounting principles...................................................        145         (12)        100
Cumulative effect on prior years of change in
  accounting for inventories.................................................          7          --          --
                                                                                 -------     -------     -------
     Net income (loss).......................................................    $   152     $   (12)    $   100
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------
Primary net income per common share (Note 19) (Pro forma in 1995):
  Income before cumulative effect of change
     in accounting principles................................................    $  3.00     $  1.87
                                                                                             -------
                                                                                             -------

  Cumulative effect on prior years of change
     in accounting for inventories...........................................       0.15
                                                                                 -------
     Primary net income per share............................................    $  3.15
                                                                                 -------
                                                                                 -------
     Weighted average common shares outstanding
       (Pro forma in 1995) (in thousands)....................................     48,469      48,763
                                                                                 -------     -------
                                                                                 -------     -------

          See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (DOLLARS IN MILLIONS)

                                                                                             FOR THE YEAR ENDED
                                                                                                DECEMBER 31,
                                                                                          -------------------------
                                                                                          1996      1995      1994
                                                                                          -----    -------    -----
Cash flow from operating activities:
  Net income (loss)....................................................................   $ 152    $   (12)   $ 100
  Extraordinary charge, net of tax.....................................................      --         37       --
  Cumulative effect on prior years of
    change in accounting for inventories...............................................      (7)        --       --
  Non-cash (credits) charges to net income (loss):
    Depreciation.......................................................................      36         38       39
    Deferred income taxes..............................................................      19        (18)      (4)
    Restructuring costs................................................................      --         30
    Vesting of performance stock options...............................................      --         19       --
    Other non-cash charges.............................................................      10         11       10
    Investing credits to net income....................................................      --         --       (1)
  Working capital*.....................................................................     (45)        14       32
  Long-term assets and liabilities.....................................................       7         11       (2)
                                                                                          -----    -------    -----
         Net cash provided by operating activities.....................................     172        130      174
                                                                                          -----    -------    -----

Cash flow from investing activities:
  Capital expenditures.................................................................     (62)       (65)     (34)
  Purchase of subsidiaries.............................................................     (45)       (55)     (23)
  Redemption/sale of assets............................................................       3          4        1
                                                                                          -----    -------    -----
         Net cash used in investing activities.........................................    (104)      (116)     (56)
                                                                                          -----    -------    -----

Cash flow from financing activities:
  Short-term debt......................................................................      22        (11)    (174)
  Long-term debt borrowings............................................................       2      1,480      220
  Long-term debt reductions............................................................     (58)    (1,088)     (67)
  Financing costs......................................................................      --        (70)      --
  Sale of common stock, net of loans to management.....................................       4        427       --
  Tax benefit arising from exercise of employee stock options..........................       4         --       --

  Cash distribution to stockholders....................................................      --       (756)     (84)
                                                                                          -----    -------    -----
         Net cash used in financing activities.........................................     (26)       (18)    (105)
                                                                                          -----    -------    -----


Net increase (decrease) in cash and cash equivalents...................................      42         (4)      13
Effect of exchange rate changes on cash and cash equivalents...........................      --         (3)      (7)
Cash and cash equivalents at beginning of period.......................................      53         60       54
                                                                                          -----    -------    -----

Cash and cash equivalents at end of period.............................................   $  95    $    53    $  60
                                                                                          -----    -------    -----
                                                                                          -----    -------    -----

Supplemental disclosures of cash flow information:
  Net cash paid during the year for:
    Interest expense...................................................................   $  54    $    79    $  16
    Income taxes.......................................................................      45         30       30

*Net change in working capital by component (excluding cash and cash equivalents, deferred income taxes and short-term debt):
  (Increase) decrease in current assets:
    Notes and accounts receivable:
         Sale of receivables...........................................................   $   3    $    --    $   4
         Other changes.................................................................      (9)       (25)      53
    Inventories........................................................................     (29)       (16)     (15)
    Prepaid expenses and other current assets..........................................       6         (5)      (2)
  Increase (decrease) in payables and accruals.........................................     (16)        60       (8)
                                                                                          -----    -------    -----
         Working capital...............................................................   $ (45)   $    14    $  32
                                                                                          -----    -------    -----
                                                                                          -----    -------    -----

          See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN MILLIONS)

                                                                              CUMULATIVE
                                                                               FOREIGN
                                                                ADDITIONAL     CURRENCY     RETAINED         TOTAL
                                                      COMMON     PAID-IN      TRANSLATION   EARNINGS     STOCKHOLDERS'
                                                      STOCK      CAPITAL      ADJUSTMENT    (DEFICIT)   EQUITY (DEFICIT)
                                                      ------    ----------    ----------    --------    ----------------
Balance at December 31, 1993.......................    $--         $166         $  (97)      $  119          $  188
  Cash distribution to stockholders................     --          (27)            --          (57)            (84)
  Translation adjustment from liquidated investment
     included in determining net income............     --           --              2           --               2
  Change in functional currency in Mexico..........     --           --             (8)          --              (8)
  Translation adjustment...........................     --           --             (6)          --              (6)
  Net income.......................................     --           --             --          100             100
                                                      ------    ----------    ----------    --------         ------
Balance at December 31, 1994.......................     --          139           (109)         162             192
  Sale of common stock.............................     --          424             --           --             424
  Vesting of performance stock options.............     --           19             --           --              19
  Repurchase and cancellation of common stock......     --          (70)            --         (336)           (406)
  Dividends paid...................................     --           --             --         (350)           (350)
  Transaction fees.................................     --           (9)            --           --              (9)
  Transfer of pension liability from Union Carbide
     Corporation...................................     --          (18)            --           --             (18)
  Translation adjustments..........................     --           --             (7)          --              (7)
  Net loss.........................................     --           --             --          (12)            (12)
                                                      ------    ----------    ----------    --------         ------
Balance at December 31, 1995.......................     --          485           (116)        (536)           (167)
  Exercise of employee stock options...............     --            5             --           --               5
  Tax benefit arising from exercise of employee
     stock options.................................     --            4             --           --               4
  Reclassification of:
  Common stock subject to 'puts'...................     --            8             --           --               8
  Related loans to management......................     --           (3)            --           --              (3)
  Cost of secondary offering.......................     --           (1)            --           --              (1)
  Net income.......................................     --           --             --          152             152
                                                      ------    ----------    ----------    --------         ------
Balance at December 31, 1996.......................    $--         $498         $ (116)      $ (384)         $   (2)
                                                      ------    ----------    ----------    --------         ------
                                                      ------    ----------    ----------    --------         ------

          See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DISCUSSION OF BUSINESS AND STRUCTURE

     UCAR International Inc. ('UCAR') and its subsidiaries (collectively with UCAR, the 'Company') is engaged in the development, manufacturing and marketing of carbon and graphite products for the steel, ferroalloys, aluminum, chemicals, aerospace and transportation industries. Its principal products are graphite electrodes, carbon electrodes, specialty graphite, cathode blocks and flexible graphite.

  Leveraged Recapitalization

     On January 26, 1995, the Company consummated a leveraged recapitalization (the 'Recapitalization') pursuant to the Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 among UCAR, Union Carbide Corporation ('Union Carbide'), Mitsubishi Corporation ('Mitsubishi') and a Delaware corporation owned by Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and an affiliate (collectively, 'Blackstone').

     The principal elements of the Recapitalization included the following:

          o The repurchase and cancellation of all shares of common stock of UCAR held by Mitsubishi (50% of the then outstanding shares) for cash of $406 million.

          o The payment of a cash dividend on the remaining shares of common stock of UCAR (all held by Union Carbide) in the amount of $347 million.

          o The sale of newly issued shares of common stock of UCAR for cash of $203 million to Blackstone, certain members of management of the Company and Chase Equity Associates (an affiliate of Chase Manhattan Bank, formerly known as Chemical Bank).

          o The repayment of existing indebtedness of the Company consisting of
            (a) $69 million of outstanding loans under its then existing credit agreements, (b) $175 million of senior notes and (c) $6 million of other indebtedness.

          o The borrowing by UCAR Global Enterprises Inc., a direct wholly owned subsidiary of UCAR ('Global'), and certain of its foreign subsidiaries of $585 million under a new $695 million senior bank facility obtained by Global from a syndicate of banks led by Chase Manhattan Bank, as agent (the 'Recapitalization Bank Facilities'). The Recapitalization Bank Facilities were refinanced in October 1995 (the 'Refinancing') with a new $630 million senior bank facility (the 'Senior Bank Facilities').


          o The issuance by Global of $375 million of 12% Senior Subordinated Notes due 2005 (the 'Recapitalization Notes'), which were sold in an offering exempt from registration with the Securities and Exchange Commission (the 'Commission'). UCAR and Global filed with the Commission a registration statement with respect to an offer to exchange the Recapitalization Notes for a series of notes (the 'Subordinated Notes') of Global with terms substantially identical to the Recapitalization Notes, which registration statement became effective on May 11, 1995. The exchange was consummated in June 1995. $175 million of Subordinated Notes were redeemed in September 1995 at a redemption price of 110% of the principal amount thereof, plus accrued interest thereon of $4 million (the 'Redemption').

     Total financing fees and legal, accounting and other related costs of the Recapitalization amounted to approximately $62 million. $6 million of these costs ($4 million after income tax) were charged to other (income) expense (net) at the date of the Recapitalization. Costs of $7 million associated with the sale and redemption of common stock have been charged to additional paid-in capital. Financing costs of $49 million associated with the Recapitalization Bank Facilities and the Subordinated Notes were deferred. The unamortized portion of fees and costs associated with the Recapitalization Bank Facilities were written off in the fourth quarter of 1995 in connection with the Refinancing. A portion of such fees associated with the Subordinated Notes was written off

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES in connection with the Redemption. In addition, tax expense of approximately $37 million was incurred as a result of the repatriation to the U.S. of funds borrowed by certain foreign subsidiaries as part of the Recapitalization.

     Retirement, death and disability benefits related to employee service through February 25, 1991 are covered by the Union Carbide retirement plan. Benefits paid by the Union Carbide retirement plan are based on final average pay through February 25, 1991 plus salary increases (not to exceed 6% per year) until January 26, 1995 when Union Carbide ceased to own at least 50% of the equity of UCAR. The Company's projected benefit obligation increased, and Union Carbide's projected benefit obligation decreased, by approximately $28 million ($18 million after income taxes) attributable to such estimated future salary increases upon consummation of the Recapitalization. The increase in the Company's projected benefit obligation was charged to additional paid-in capital.

     On September 30, 1994, UCAR made a cash distribution of $84 million to its stockholders. UCAR's Board of Directors designated that $57 million of such distribution be paid from retained earnings and $27 million be paid from additional paid-in capital.


     On January 20, 1995, UCAR paid a dividend to stockholders of $10 million and, on March 29, 1995, approximately $6.5 million was refunded to UCAR as part of the Recapitalization.

  Stock Splits

     On January 26, 1995, UCAR's Board of Directors increased the authorized shares of common stock of UCAR to 1,170,000 shares and approved a 1,000-for-one stock split. On July 17, 1995, UCAR's Board of Directors approved an increase in the authorized shares of common stock of UCAR to 100 million shares and a 35.507-for-one stock split effective August 3, 1995. All share and per share amounts have been adjusted to reflect both stock splits.

  Initial Public Offering

     On July 17, 1995, UCAR's Board of Directors approved: (i) the filing of a registration statement to proceed with an initial public offering of common stock (the 'Initial Offering'); (ii) the Redemption, with proceeds of the Initial Offering, of up to $175 million principal amount of Subordinated Notes at a redemption price of 110% of the principal amount thereof, plus accrued interest thereon; and (iii) an amendment to the Management Stock Option Plan to provide for the immediate vesting, upon the closing of the Initial Offering, of performance options for 1,190,292 shares of common stock which were scheduled to vest in 1995, 1996 and 1997 if EBITDA for those years was equal to or exceeded target amounts. Upon consummation of the Initial Offering, UCAR recognized compensation expense of $18 million in connection with the accelerated vesting of performance stock options and matching restricted stock.

     On August 9, 1995, UCAR's registration statement became effective and, on August 15, 1995, 10,120,000 shares were sold by UCAR and 8,876,750 shares were sold by Union Carbide at a price to the public of $23.75 per share. After the closing of the Initial Offering, Blackstone and Union Carbide beneficially owned 53.5% and none, respectively, of the outstanding shares of common stock.

     The net proceeds to UCAR from the Initial Offering were $227 million, after deducting underwriting discounts paid by UCAR. UCAR contributed sufficient net proceeds from the Initial Offering to Global to redeem $175 million aggregate principal amount of Subordinated Notes (the maximum amount permitted to be redeemed under the applicable indenture) at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued interest thereon of approximately $4 million. The balance of the net proceeds were used for general corporate purposes and to reduce other outstanding indebtedness. UCAR did not receive any of the proceeds from the sale of shares by Union Carbide.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

  Secondary Offering

     On March 6, 1996, certain stockholders of UCAR sold an aggregate of 16,675,000 shares of common stock in a secondary public offering (the 'Secondary Offering'). In the Secondary Offering, Blackstone, Chase Equity Associates and certain members of management sold approximately 15,449,000 shares, 826,000 shares and 400,000 shares, respectively. After the Secondary Offering, Blackstone owned approximately 20% of the outstanding shares of common stock. UCAR did not sell any shares in the Secondary Offering and did not receive any proceeds from the shares sold by the selling stockholders. Approximately 193,000 of the shares sold by management consisted of shares issued upon the exercise of vested stock options concurrently with the Secondary Offering and the Company received proceeds of approximately $1.5 million from the exercise of such options.

  Acquisition of Subsidiary

     On November 10, 1996, the Company purchased the controlling interest in Graphite PLC, which operates a graphite electrode business in Vyazma, Russia. The Company acquired 90% of Graphite PLC through a tender offer to its major shareholders, which included members of the board of directors and employees of Graphite PLC. The aggregate investment was $50 million. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition.

  Acquisition of Minority Interest

     In May and July 1994, the Company increased its ownership of its Mexican business from 78.8% to substantially 100% at a net cost of $23 million. This transaction was accounted for as a purchase.

     On September 11, 1995, pursuant to a tender offer, the Company acquired a substantial percentage of the shares of its Brazilian subsidiary, UCAR Carbon S.A., that had been owned by public shareholders in Brazil. The aggregate purchase price through December 31, 1995 was $52 million, plus expenses of $3 million. Thereafter, the Company acquired additional shares from such shareholders for $2 million. The acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values.

     The Consolidated Financial Statements have not been restated to reflect the increased ownership of the Mexican business and Brazilian subsidiary at any date or for any period prior to the date of purchase.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Financial Statements present the consolidated financial position and results of operations of the Company for all periods presented. All significant intercompany transactions have been eliminated in consolidation.

  Cash Equivalents


     Cash equivalents are considered to be all highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Inventories

     Inventories are stated at cost or market, whichever is lower. Cost is determined generally on the 'last-in, first-out' ('LIFO') method in the United States. The 'average cost' method is used elsewhere.

     Effective January 1, 1996, the Company changed its method of determining LIFO inventories. The new methodology provides specifically identified parameters for defining new items within the LIFO pool which the Company believes improves the accuracy of costing those items. During 1996, the Company recorded income of $7 million (after related income taxes of $4 million) as the cumulative effect on prior years of this change in accounting for inventories. The new method of accounting resulted in charging lower inventory costs to cost of goods sold during 1996 which reduced cost of goods sold by $4 million (and increased net income by $2 million).

     Approximately 33% of inventory amounts before application of the LIFO method at December 31, 1996 (34% at December 31, 1995) have been valued on the LIFO basis. If inventories had been valued at current costs, they would have been approximately $29 million and $40 million higher at December 31, 1996 and 1995, respectively.

  Fixed Assets and Depreciation

     Fixed assets are carried at cost. Expenditures for replacements are capitalized and the replaced items are retired. Gains and losses from the sale of property are included in other (income) expense (net).

     Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The Company generally uses accelerated depreciation methods for tax purposes, where appropriate. Depreciation expense was $36 million in 1996 ($38 million in 1995 and $39 million in 1994).

  Company Carried at Equity

     The Company's investment in EMSA (Pty.) Ltd. ('EMSA'), a 50%-owned company, is carried on the equity basis and its proportional share of the net income of EMSA is reported in income under the caption 'UCAR share of net income from company carried at equity.' At December 31, 1996, retained earnings included $39 million representing UCAR's share of the undistributed earnings (prior to foreign currency translation adjustment) of EMSA. Dividends received by UCAR from EMSA were $4 million in 1996 ($4 million in 1995 and $2 million in 1994).

  Derivative Financial Instruments

     The Company enters into forward foreign exchange contracts and currency option collars to manage exposure to foreign exchange fluctuations. These contracts and collars hedge primarily United States dollar-denominated debt held by several of the Company's foreign subsidiaries and identifiable foreign currency receivables, payables and commitments. Forward exchange contracts are agreements to exchange different currencies at a specified future date and a specified rate. Premiums and discounts on forward exchange contracts are amortized over the lives of the contracts. Currency option collars are financial arrangements for simultaneous purchase and sale of currency options having the same maturity and the same principal amount. The result is the creation of a range in which a best and worst price is defined, while minimizing option premium cost. Net premiums on options bought and sold are amortized over the life of the options. Forward exchange contracts and currency option collars are carried at market value. Gains and losses due to revaluation of these contracts or option positions are recognized currently as other (income) expense (net), and are intended to mitigate income or expense caused by the accounting revaluation of foreign subsidiaries' net United States dollar positions.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Research and Development

     Research and development costs are charged to expense as incurred.

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

  Stock-Based Compensation Plans

     The Company accounts for stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB 25'). As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeded the exercise price.

  Retirement Plan

     The cost of pension benefits under the U.S. retirement plan is determined by an independent actuarial firm using the 'projected unit credit' actuarial cost method. Contributions to the plan are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

  Postretirement Health Care and Life Insurance Benefits

     The estimated cost of future medical and life insurance benefits is determined by an independent actuarial firm using the 'projected unit credit' actuarial cost method. Such costs are recognized as employees render the service necessary to earn the postretirement benefits. Benefits have been accrued, but not funded.

  Postemployment Benefits

     The Company accrues postemployment benefits expected to be paid before retirement, principally severance, over employees' active service period.

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Foreign Currency Translation

     Generally, except for Brazil (and Mexico prior to 1994), unrealized gains and losses resulting from translating foreign companies' assets and liabilities into U.S. dollars are accumulated in an equity account on the balance sheet until such time as the company is sold or substantially or completely liquidated. Translation gains and losses relating to operations of companies in Brazil, where hyperinflation exists, are included in the Consolidated Statements of Operations. Foreign currency gains on debt and prior period tax liabilities of companies operating in Brazil are included in interest expense and provision for income taxes, respectively.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

     Effective January 1, 1994, because of significant declines in the rate of inflation in Mexico, the Company changed its functional currency in Mexico from the U.S. dollar to the new Mexican peso. The change in the functional currency required the application of the current rate translation method, wherein all assets and liabilities are translated using the quoted period-end exchange rate and all revenues are translated at the average rate of exchange in effect during the period. As a result of the change, the new functional currency bases exceed the local currency bases of nonmonetary items. The difference between the bases resulted in temporary differences generating a deferred tax liability of $8 million, the effect of which was recorded as an initial adjustment to the cumulative foreign currency translation adjustment component of stockholders' equity.

     During 1994, the Company concluded a substantially complete liquidation of its investments in UCAR Finance and Trading S.A. (Switzerland) and UCAR Carbon Limited (United Kingdom). Accordingly, the Company wrote off the attributable pro rata amounts of accumulated translation adjustments of $2 million that were previously reported in the cumulative foreign currency translation adjustment component of stockholders' equity.

(3) UCAR GLOBAL ENTERPRISES INC.

     UCAR has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of Global. Separate financial statements of Global are not presented because they would not be material to holders of the Subordinated Notes.

     The following is a summary of the consolidated assets and liabilities of Global and its subsidiaries at December 31, 1996 and 1995 and its consolidated results of operations for the three years ended December 31, 1996:

                                                                                     AT DECEMBER 31,
                                                                                  ----------------------
                                                                                  1996     1995     1994
                                                                                  ----    ------    ----
                                                                                  (DOLLARS IN MILLIONS)
Assets:
  Current assets...............................................................   $483    $  403    $362
  Non-current assets...........................................................    505       461     416
                                                                                  ----    ------    ----
     Total assets..............................................................   $988    $  864    $778
                                                                                  ----    ------    ----
                                                                                  ----    ------    ----
Liabilities:
  Current liabilities..........................................................   $249    $  228    $167
  Non-current liabilities......................................................    735       793     365
                                                                                  ----    ------    ----
     Total liabilities.........................................................   $984    $1,021    $532
                                                                                  ----    ------    ----
                                                                                  ----    ------    ----
Minority stockholders' equity in consolidated entities.........................   $  6    $    5    $ 54
                                                                                  ----    ------    ----

                                                                                  ----    ------    ----

                                                                                    FOR THE YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                   1996    1995    1994
                                                                                   ----    ----    ----
                                                                                       (DOLLARS IN
                                                                                        MILLIONS)
Net sales.......................................................................   $948    $901    $758
Gross profit....................................................................    365     345     243
Income before extraordinary charge and cumulative effect of change in accounting
  principles....................................................................    145      25     100
Net income (loss)...............................................................    152     (12)    100

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(4) FINANCIAL INSTRUMENTS

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk and specific financial markets risk caused by currency fluctuations.

  Foreign Currency Contracts

     The amount of forward foreign exchange contracts used by the Company to minimize foreign currency exposure was $350 million at December 31, 1996 ($269 million at December 31, 1995 and $80 million at December 31, 1994). At December 31, 1996, $169 million of these contracts hedged U.S. dollar-denominated debt held by the Company's foreign subsidiaries ($198 million at December 31, 1995). Of the total $350 million, approximately $144 million (41%) of these contracts were offsetting at December 31, 1996 ($11 million (4%) at December 31, 1995). The remaining contracts hedged existing assets and liabilities. Market risk was not expected to have a material adverse effect on the consolidated financial position of the Company at December 31, 1996.

  Currency Options

     In order to minimize foreign exchange exposure related to U.S. dollar-denominated debt held by a French subsidiary, the Company has entered into a currency option collar which allows it to buy or sell $20 million U.S. dollars at strike prices which effectively limit foreign currency exposure to a band between 5.025 and 4.80 French Francs to the U.S. dollar. There was no premium cost associated with this collar.

  Sale of Receivables

     During 1996, certain of the Company's foreign subsidiaries sold receivables of $15 million ($10 million in 1995 and $11 million in 1994) without recourse and sold receivables of $65 million in 1996 ($42 million in 1995 and $38 million in 1994) with recourse to banking institutions. At December 31, 1996, $15 million ($13 million in 1995 and 1994) of the receivables sold with recourse remained uncollected from customers.

  Interest Rate Risk Management

     During 1995, the Company entered into agreements with financial institutions which limit the Company's exposure to increases in variable interest rates. At December 31, 1996, the Company had interest rate caps on $355 million of debt ($375 million at December 31, 1995) which limit the interest expense on this debt to 8.5% through 1997. Fees related to these agreements are charged to other (income) expense (net) over the term of the agreements. During 1992, the Company entered into agreements with financial institutions which effectively set interest rate limits on $80 million of the Company's short-term debt to a range of approximately 4.75% to 6.375% for a three year period. These agreements included interest rate collars of $70 million. The effects of these contracts were not material to the results of operations. Fees related to these agreements are charged to other (income) expense (net) over the term of the agreement.

  Fair Market Value Disclosures

     Statement of Financial Accounting Standards No. 107, 'Disclosure about Fair Market Value of Financial Instruments' defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Such fair values must often be determined by using one or more methods that indicate value based on estimates of quantifiable characteristics as of a particular date. Values were estimated as follows:

          Cash, Short-Term Receivables and Accounts Payable--The carrying amount approximates fair value because of the short maturity of these instruments.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

          Debt--Fair values of debt and related interest rate risk agreements approximate carrying value at December 31, 1996 and 1995, except for the Subordinated Notes which are carried at $200 million and have an estimated fair value at December 31, 1996 of $230 million.

          Foreign Currency Contracts--Foreign currency forward contracts, both purchased and written, are carried at market.

(5) GEOGRAPHIC SEGMENT DATA

     The following is a summary of net sales, operating profit and total assets by geographic area:

                                                                                    FOR THE YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                   1996    1995    1994
                                                                                   ----    ----    ----
                                                                                       (DOLLARS IN
                                                                                        MILLIONS)
Net sales:
  U.S...........................................................................   $388    $354    $320
  Canada and Mexico.............................................................    133     118     107
  Brazil........................................................................     61      55      62
  Europe........................................................................    366     374     269
                                                                                   ----    ----    ----
     Total......................................................................   $948    $901    $758
                                                                                   ----    ----    ----
                                                                                   ----    ----    ----
Operating profit:
  U.S...........................................................................   $ 66    $ 17    $ 42
  Canada and Mexico.............................................................     63      43      30
  Brazil........................................................................     25      14      21
  Europe........................................................................    114     115      69
                                                                                   ----    ----    ----
     Total......................................................................   $268    $189    $162
                                                                                   ----    ----    ----
                                                                                   ----    ----    ----
Operating profit shown above includes the following costs:
  Restructuring:
     U.S........................................................................   $ --    $ 29    $ --
     Europe.....................................................................     --       1      --
  Compensation due to accelerated vesting of performance stock options and matching restricted stock:
     U.S........................................................................     --      22      --
                                                                                   ----    ----    ----
       Total....................................................................   $ --    $ 52    $ --
                                                                                   ----    ----    ----
                                                                                   ----    ----    ----
Transfers between geographic segments were as follows:
  U.S...........................................................................   $144    $122    $106
  Canada and Mexico.............................................................     50      37      30
  Brazil........................................................................     28      12       5
  Europe........................................................................      8      10       1

                                                                                   ----    ----    ----
     Total......................................................................   $230    $181    $142
                                                                                   ----    ----    ----
                                                                                   ----    ----    ----

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(5) GEOGRAPHIC SEGMENT DATA--(CONTINUED)

     Finished products are transferred between segments at estimated market price less a reseller's commission and unfinished products are transferred at cost plus a mark-up to allow for a fair profit at the manufacturing location.

                                                                                     AT DECEMBER 31,
                                                                                   --------------------
                                                                                   1996    1995    1994
                                                                                   ----    ----    ----
                                                                                       (DOLLARS IN
                                                                                        MILLIONS)
Total assets:
  U.S...........................................................................   $360    $351    $280
  Canada and Mexico.............................................................    146     134     125
  Brazil........................................................................    161     135     128
  Europe........................................................................    412     324     274
  Inter-segment eliminations....................................................    (91)    (80)    (29)
                                                                                   ----    ----    ----
     Total......................................................................   $988    $864    $778
                                                                                   ----    ----    ----
                                                                                   ----    ----    ----

(6) COMPANY CARRIED AT EQUITY

     The following is a financial summary of EMSA, the Company's 50%-owned company carried at equity:

                                                                                       FOR THE YEAR ENDED
                                                                                          DECEMBER 31,
                                                                                      --------------------
                                                                                      1996    1995    1994
                                                                                      ----    ----    ----
                                                                                          (DOLLARS IN
                                                                                           MILLIONS)

Net sales..........................................................................   $65     $68     $53
Cost of sales......................................................................    39      42      37
Selling, administrative and other expenses.........................................     4       4       3
Other (income) expense (net).......................................................    (1 )    (1 )    --
Income taxes.......................................................................     9      10       5
                                                                                      ----    ----    ----
  Net income.......................................................................   $14     $13     $ 8
                                                                                      ----    ----    ----
                                                                                      ----    ----    ----
  UCAR share of net income.........................................................   $ 7     $ 7     $ 4
                                                                                      ----    ----    ----
                                                                                      ----    ----    ----

                                                                                        AT DECEMBER 31,
                                                                                      --------------------
                                                                                      1996    1995    1994
                                                                                      ----    ----    ----
                                                                                          (DOLLARS IN
                                                                                           MILLIONS)
Current assets.....................................................................   $40     $34     $30
Non-current assets.................................................................    16      18      18
                                                                                      ----    ----    ----
  Total assets.....................................................................    56      52      48
                                                                                      ----    ----    ----
Current liabilities................................................................    16      10      10
Non-current liabilities............................................................     4       5       6
                                                                                      ----    ----    ----
  Total liabilities................................................................    20      15      16
                                                                                      ----    ----    ----
  Net assets.......................................................................   $36     $37     $32
                                                                                      ----    ----    ----
                                                                                      ----    ----    ----
  UCAR share of net assets.........................................................   $18     $18     $16
                                                                                      ----    ----    ----
                                                                                      ----    ----    ----

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(7) LONG-TERM DEBT

     The following table presents the long-term debt of the Company:


                                                                                                   AT DECEMBER 31,
                                                                                              -------------------------
                                                                                            1996                     1995
                                                                                    ---------------------    ---------------------
                                                                                                (DOLLARS IN MILLIONS)
Senior Bank Facilities...........................................................           $ 379                    $ 434
Subordinated Notes...............................................................             200                      200
Italian Lire loans and obligations...............................................               3                        3
                                                                                           ------                   ------
  Subtotal.......................................................................             582                      637
Less: payments due within one year...............................................               1                        1
                                                                                           ------                   ------
     Total.......................................................................           $ 581                    $ 636
                                                                                           ------                   ------
                                                                                           ------                   ------

  Senior Bank Facilities

     On October 19, 1995, UCAR refinanced the Recapitalization Bank Facilities with the Senior Bank Facilities which provide improved terms and conditions. The Senior Bank Facilities were negotiated through Chase Manhattan Bank, as agent, and had an original aggregate principal amount of $630 million.

     The Senior Bank Facilities consist of: (a) a Tranche A Facility in an original amount of $355 million consisting of (i) a Tranche A Senior Secured Letter of Credit Facility of $310 million providing for the issuance of U.S. dollar-denominated letters of credit for the purpose of supporting $300 million of U.S. dollar-denominated loans and 90 days' interest thereon to certain foreign subsidiaries of Global under facilities arranged with local lending institutions and (ii) a Tranche A Senior Secured Term Loan Facility providing for term loans of $45 million to Global; (b) a Tranche B Senior Secured Term Loan Facility providing for term loans of $175 million to Global; and (c) a Senior Secured Revolving Credit Facility providing for revolving and swing line loans to Global and the issuance of U.S. dollar-denominated letters of credit for the account of Global or other designated credit parties in an aggregate principal and stated amount at any time not to exceed $100 million. The amount available under the revolving facility at December 31, 1996 was $73 million. The revolving facility terminates on December 31, 2001.

     The Tranche A Facility (including the letters of credit issued thereunder) amortizes quarterly over 6 years with installments ranging from $40 million in year one to $85 million in year six. Loans made under the Tranche B Term Facility amortize over 7 years providing for nominal quarterly installments during the first 5 years, quarterly installments totaling $50 million in the sixth year and quarterly installments totaling $120 million in the seventh year.

     During 1996, the Company made payments in advance of installments due, on the Tranche A Facility and Tranche B Term Facility, of $25 million and $30 million, respectively ($61 million and $25 million, respectively, during 1995). Accordingly, the Company's next required installment payments for the Tranche A

Facility and Tranche B Term Facility occur during 1998 and 2002, respectively. From the time of the Recapitalization through October 18, 1995, the Company voluntarily repaid an aggregate of $75 million of indebtedness under the Recapitalization Bank Facilities.

     Commencing 1996, the credit parties are required to make mandatory prepayments of loans, and letters of credit will be mandatorily reduced, subject to certain exceptions, in the amount of (a) 85% of consolidated excess cash flow (as defined) of Global and its subsidiaries (after giving effect to debt service on the Senior Bank Facilities and the Subordinated Notes), (b) 100% of the net proceeds of certain dispositions of assets or stock of subsidiaries or incurrence of certain indebtedness by UCAR, Global or any of their subsidiaries and (c) 50% of the net proceeds of the issuance of any equity securities by UCAR. No mandatory prepayments were required for 1996.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

     The obligations of the credit parties under the Senior Bank Facilities are fully and unconditionally guaranteed by UCAR and each of its domestic subsidiaries. In addition, the Senior Bank Facilities and such guarantees are secured by all capital stock and tangible and intangible assets of Global and the guarantors, including all capital stock of each direct or indirect domestic subsidiary of Global and up to 65% of the capital stock of each direct foreign subsidiary of Global or any guarantor. Certain of the foreign subsidiaries have agreed to provide additional credit support for obligations of foreign credit parties in respect of the Tranche A Facility in the form of collateral and/or cross guarantees.

     At Global's option, the interest rates applicable to the Senior Bank Facilities are either adjusted LIBOR plus a margin ranging from 1.00% to 2.00% or the alternate base rate plus a margin ranging from 0% to 0.50%. The alternate base rate is the higher of Chase Manhattan Bank's prime rate or the federal funds effective rate plus 0.50%. At the relevant foreign credit party's option, the interest rate applicable to such foreign subsidiary loans is either adjusted LIBOR plus 0.25% or the alternate base rate (or the local equivalent thereof). Margins on either adjusted LIBOR or the alternate base rate may decline based on the Company's performance as measured against specified ratios and tests. The average interest rate on the Senior Bank Facilities during 1996 and 1995 was 7.93% and 8.22%, respectively.

     Global pays a per annum fee ranging from 1.00% to 1.50% of the aggregate face amount of outstanding letters of credit under, and a per annum fee equal to 0.375% on the undrawn portion of the commitments in respect of, the Senior Bank Facilities.

     In accordance with the terms of the Senior Bank Facilities, Global has purchased certain interest rate caps for the Tranche A Facility. The interest rate caps ensure that adjusted LIBOR for the Tranche A Facility will not exceed 8.50% through February 1998.

     The Senior Bank Facilities contain a number of significant covenants that, among other things, restrict the ability of UCAR, Global and their subsidiaries to dispose of assets, incur additional indebtedness, repay or refinance other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures in excess of a predetermined amount or engage in certain transactions with subsidiaries and affiliates, and otherwise restrict corporate activities. In addition, under the Senior Bank Facilities, Global is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios.

     Under the Senior Bank Facilities, Global and UCAR are permitted to pay dividends to their respective stockholders only in an annual amount up to the greater of $15 million or a percentage, ranging from 25% to 35% based on certain financial tests, of adjusted consolidated net income (as defined), where any such amount not used may be accumulated on an ongoing basis. In addition, Global is permitted to pay dividends to UCAR (i) in respect of UCAR's administrative fees and expenses and (ii) for the specific purpose of the purchase or redemption by UCAR of capital stock held by present or former officers of the Company up to $5 million per year or $25 million in the aggregate.

     The proceeds of the term loans under the Senior Bank Facilities were used to refinance the Recapitalization Bank Facilities and to pay related fees, expenses and other transaction costs (including tax liabilities).

     As a result of the extinguishment of the Recapitalization Bank Facilities in 1995, the Company recorded an extraordinary charge of $19 million (after related income tax effect of $11 million) associated with the write-off of related debt issuance costs.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

  Subordinated Notes

     The Subordinated Notes are unsecured, senior subordinated obligations of Global which will mature on January 15, 2005 and bear interest payable semiannually at a rate per annum of 12%. The Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by UCAR. None of Global's subsidiaries has guaranteed the Subordinated Notes.

     As permitted by the applicable indenture, Global redeemed, during September 1995, $175 million principal amount of Subordinated Notes with proceeds of the Initial Offering at a redemption price of 110% of the principal amount thereof, plus accrued interest thereon of $4 million.

     Except as described below, the remaining Subordinated Notes are not redeemable at the option of Global prior to January 15, 2000. On and after such date, subject to certain restrictions, the Subordinated Notes are redeemable, at Global's option, in whole or in part, at specified redemption prices commencing at 104.5% of principal amount and declining annually to 100% of principal amount on and after January 15, 2003. The Subordinated Notes are also redeemable as a whole at the option of Global upon the occurrence of a change of control at a redemption price equal to 100% of principal amount plus a specified premium. If Global does not so redeem the Subordinated Notes, Global will be required to make an offer to repurchase the Subordinated Notes at a price equal to 101% of principal amount.

     The indenture relating to the Subordinated Notes restricts the payment of dividends by Global to UCAR if (a) at the time of such proposed dividend, Global is unable to meet certain indebtedness incurrence and income tests set forth therein or (b) the total amount of dividends paid exceeds specified aggregate limits based on consolidated net income, net proceeds from asset and stock sales and certain other transactions. Such restrictions are not applicable to dividends (i) in respect of UCAR's administrative fees and expenses and (ii) for the specific purpose of the purchase or redemption by UCAR of capital stock held by present or former officers of the Company up to $5 million per year or $25 million in the aggregate.

  Other

     At December 31, 1996, $3 million ($4 million in 1995 and 1994) of foreign assets were pledged as security for short and long-term debt and certain tax liabilities.

     At December 31, 1996, payments due on long-term debt in the four years after 1997 were: 1998, $45 million; 1999, $60 million; 2000, $75 million; and 2001, $85 million.

(8) INCOME TAXES

     Total income taxes were allocated as follows:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                 1996         1995        1994
                                                ------       ------      ------
                                                     (DOLLARS IN MILLIONS)
Income from operations........................  $  68        $  74        $  37
Extraordinary charge..........................     --          (20)          --
Cumulative effect on prior years of change
  in accounting for inventories...............      4           --           --
Stockholders' equity..........................     (4)         (10)          --
                                                -----        -----        -----
                                                $  68        $  44        $  37

                                                -----        -----        -----
                                                -----        -----        -----

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

     The income taxes credited to stockholders' equity (deficit) in 1996 relate to the tax benefit arising from the exercise of employee stock options and in 1995 relate to the increased projected benefit obligation of approximately $28 million resulting from the Recapitalization.

     The following is a summary of U.S. and non-U.S. components of income (loss) before provision for income taxes:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                            1996         1995         1994
                                            ----         ----         ----
U.S....................................     $ 41         $ (45)       $ 29
Non-U.S................................      164           141         114
                                            ----         -----        ----
                                            $207         $  96        $143
                                            ----         -----        ----
                                            ----         -----        ----




     Income tax expense attributable to income from operations consists of:

                                                                               CURRENT    DEFERRED    TOTAL
                                                                               -------    --------    -----
                                                                                  (DOLLARS IN MILLIONS)
Year ended December 31, 1996:
  U.S. Federal income taxes.................................................     $(1)       $ 16       $15
  Non-U.S. income taxes.....................................................      50           3        53
                                                                               -------    --------    -----
                                                                                 $49        $ 19       $68
                                                                               -------    --------    -----

                                                                               -------    --------    -----
Year ended December 31, 1995:
  U.S. Federal income taxes.................................................     $33        $(28)      $ 5
  Non-U.S. income taxes.....................................................      59          10        69
                                                                               -------    --------    -----
                                                                                 $92        $(18)      $74
                                                                               -------    --------    -----
                                                                               -------    --------    -----
Year ended December 31, 1994:
  U.S. Federal income taxes.................................................     $17        $ (5)      $12
  Non-U.S. income taxes.....................................................      24           1        25
                                                                               -------    --------    -----
                                                                                 $41        $ (4)      $37
                                                                               -------    --------    -----
                                                                               -------    --------    -----

     In December 1992, the Company obtained an income tax exemption from the Brazilian government on income generated from graphite electrode production until 1999. The exemption reduced 1996, 1995 and 1994 income tax expense by $4 million, $2 million and $6 million, respectively.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

     Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax income from operations as a result of the following:

                                                                                FOR THE YEAR
                                                                              ENDED DECEMBER 31,
                                                                          --------------------------
                                                                           1996      1996      1995
                                                                          ------    ------    ------
                                                                             (DOLLARS IN MILLIONS)

Tax at statutory U.S. Federal rate..............................           $ 72      $  34      $ 50
Net taxes related to the Recapitalization.......................             --         37        --
Net taxes related to foreign dividends and other remittances....              4          5         5
Adjustments to deferred tax asset valuation allowance...........             (8)       (12)       (7)
Foreign earnings taxed at different rates.......................              3          3        (2)
Other...........................................................             (3)         7        (9)
                                                                             ---     -----      ----
                                                                             $68     $  74      $ 37

                                                                             ---     -----      ----
                                                                             ---     -----      ----

     The significant components of deferred income tax expense attributable to income from operations are as follows:

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                    1996         1995     1994
                                                                                   ------       ------   ------
                                                                                      (DOLLARS IN MILLIONS)
Deferred tax expense (exclusive of the effects of
  other components below).....................................................     $  27        $  (5)    $   3
Decrease in beginning-of-the-year balance
  of the valuation allowance for deferred tax assets..........................        (8)         (13)       (7)
                                                                                   ------       ------    -----
                                                                                   $  19        $ (18)    $  (4)
                                                                                   ------       ------    -----
                                                                                   ------       ------    -----

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                                                   AT DECEMBER 31,
                                                                                              -------------------------
                                                                                            1996                1995
                                                                                            ----                ----
                                                                                               (DOLLARS IN MILLIONS)
Deferred tax assets:
 Depreciation...................................................................           $   7                $   9
  Sales and product allowances...................................................               1                   4
  Compensation and benefit plans.................................................              53                  59
  Excess foreign tax credits.....................................................               5                  13
  Inventory adjustments..........................................................               3                   2
  Provision for scheduled plant closings and other restructurings................              10                  14

  Net operating loss carryforwards...............................................              --                   1
  Debt issuance costs............................................................               5                   6
  Other..........................................................................               6                   5
                                                                                           ------               -----
     Total gross deferred tax assets.............................................              90                 113
     Less: valuation allowance...................................................              (3)                (11)
                                                                                           ------               -----
       Net deferred tax assets...................................................              87                 102
                                                                                           ------               -----
Deferred tax liabilities:
  Depreciation...................................................................              56                  58
  Compensation and benefit plans.................................................               1                   3
  Inventory adjustments..........................................................               7                   6
  Other..........................................................................              13                  12
                                                                                           ------               -----
     Total gross deferred tax liabilities........................................              77                   79
                                                                                           ------               ------
       Net deferred tax asset (liability)........................................           $  10                $  23
                                                                                           ------               ------
                                                                                           ------               ------

     Deferred income tax assets and liabilities are classified on a net current and noncurrent basis within each tax jurisdiction. Deferred income tax assets are included in prepaid expenses in the amount of $16 million at December 31, 1996 ($18 million at December 31, 1995) and other assets in the amount of $20 million at December 31, 1996 ($34 million at December 31, 1995). Deferred tax liabilities are included in accrued income and other taxes in the amount of $10 million at December 31, 1996 ($9 million at December 31, 1995).

     The net change in the total valuation allowance for the years ended December 31, 1996, 1995 and 1994 was a decrease of $8 million, $12 million and $15 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     At December 31, 1996, the Company had excess foreign tax credit carryforwards of $5 million. Of these tax credit carryforwards, $1 million expire in 1997, $1 million expire in 1998, $1 million expire in 1999, $1 million expire in 2000 and $1 million expire in 2001. The Company used $30 million of foreign tax credits to reduce U.S. current tax liabilities in 1996 ($95 million in 1995, including $89 million related to the Recapitalization, and $14 million in 1994).

     Based upon the level of historical taxable income and projections for future taxable income over the periods during which these credits are utilizable, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets net of the existing valuation allowances at December 31, 1996.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

     The Company used the remaining $2 million of net operating loss carryforwards from prior years to offset non-U.S. taxable income for 1996 ($25 million for 1995) resulting in a reduction of $1 million in current tax liabilities ($9 million in 1995).

     Provision has not been made for U.S. taxes on the excess of the financial reporting amounts over the tax bases of the Company's investments in foreign subsidiaries and the company carried at equity that are essentially permanent in duration. Such excess amounted to approximately $63 million at December 31, 1996. Determination of the deferred tax liability related to this excess is not practicable. Management believes that the tax liabilities resulting from the reversal of this excess can be substantially mitigated with effective tax planning strategies.

(9) OTHER (INCOME) EXPENSE (NET)

     The following is an analysis of other (income) expense (net):

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                               1996              1995              1994
                                                               ----              ----              ----
                                                                          (DOLLARS IN MILLIONS)
Foreign currency adjustments......................             $ (1)             $  8              $   4
Interest income....................................              (9)              (23)               (21)
Loss on sales and disposals of assets..............               1                 1                 --
Write-down of investments to net realizable value..              --                --                  1
Bank fees due to the Recapitalization..............              --                 7                 --
Discount on sales of receivables..................               --                 1                  1
Other.............................................                8                 9                 10
                                                               ----              ----               ----
                                                               $ (1)             $  3               $ (5)
                                                                ---              ----               ----
                                                                ---              ----               ----

     For 1994, the foreign currency adjustments exclude $1 million representing foreign currency net gains on debt of the Company's Brazilian subsidiary which have been reported in interest expense.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) INTEREST EXPENSE

     The following is an analysis of interest expense:

                                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------------------------
                                                                                    1996              1995             1994
                                                                                    ----              ----             ----
                                                                                             (DOLLARS IN MILLIONS)
Interest incurred on debt.....................................................      $ 56              $ 88             $ 15
Amortization of debt issuance costs...........................................         5                 6               --
Capitalized interest..........................................................        --                (1)              --
Related foreign currency adjustment...........................................        --                --               (1)
                                                                                    ----              ----             ----
  Interest expense............................................................        61                93               14
Interest expense--C&M Finance & Trading, B. V.................................        --                --                5
                                                                                    ----              ----             ----
  Total interest expense......................................................      $ 61              $ 93             $ 19
                                                                                    ----              ----             ----
                                                                                    ----              ----             ----

(11) SUPPLEMENTARY BALANCE SHEET DETAIL

                                                                                         AT DECEMBER 31,
                                                                                    -------------------------
                                                                                  1996                     1995
                                                                          ---------------------    ---------------------
                                                                                      (DOLLARS IN MILLIONS)
Notes and accounts receivable:
  Trade................................................................          $   174                  $   177
  Affiliates...........................................................                7                        3
  Other................................................................               10                       11
                                                                                 -------                  -------
                                                                                     191                      191
  Allowance for doubtful accounts......................................               (6)                     (11)
                                                                                 -------                  -------
                                                                                 $   185                  $   180
                                                                                 -------                  -------
                                                                                 -------                  -------
Property, plant and equipment:

  Land and improvements................................................          $    36                  $    36
  Buildings............................................................              182                      166
  Machinery and equipment..............................................              830                      761
  Construction in progress and other...................................               39                       50
                                                                                 -------                  -------
                                                                                 $ 1,087                  $ 1,013
                                                                                 -------                  -------
                                                                                 -------                  -------
Accounts payable:
  Trade................................................................          $    54                  $    44
  Other................................................................               13                       12
                                                                                 -------                  -------
                                                                                 $    67                  $    56
                                                                                 -------                  -------
                                                                                 -------                  -------

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(11) SUPPLEMENTARY BALANCE SHEET DETAIL--(CONTINUED)

Other accrued liabilities:
  Accrued accounts payable.............................................          $    26                  $    23
  Payrolls.............................................................                6                        6
  Restructuring........................................................                7                       14
  Employee compensation and benefits...................................               40                       40
  Employee severance cost..............................................               --                        3
  Other................................................................               12                        4
                                                                                 -------                  -------
                                                                                 $    91                  $    90
                                                                                 -------                  -------
                                                                                 -------                  -------
Other long-term obligations:
  Postretirements benefits.............................................          $    80                  $    79
  Employee severance costs.............................................               17                       16
  Pension benefits.....................................................               18                       34
  Other................................................................               23                        8
                                                                                 -------                  -------
                                                                                 $   138                  $   137
                                                                                 -------                  -------
                                                                                 -------                  -------

     The following is an analysis of the allowance for doubtful accounts:

                                                                                         AT DECEMBER 31,
                                                                                    -------------------------

                                                                                  1996                     1995
                                                                          ---------------------    ---------------------
                                                                                      (DOLLARS IN MILLIONS)
Balance at beginning of year...........................................            $11                      $10
Charged to costs and expenses..........................................             --                        2
Deductions.............................................................             (5)                      (1)
                                                                                   ---                      ---
  Balance at end of year...............................................            $ 6                      $11
                                                                                   ---                      ---
                                                                                   ---                      ---

(12) EXTRAORDINARY CHARGE

     During 1995, the Company recorded an extraordinary charge of $37 million related to early extinguishment of debt (net of tax benefit of $20 million) resulting from the prepayment of $175 million of Senior Notes, the Redemption and the Refinancing. The extraordinary charge consisted of a premium of $18 million paid on the redemption of the Subordinated Notes and the write-off of deferred debt issuance costs of $39 million.

(13) LEASES

     Lease commitments under noncancelable operating leases extending for one year or more will require the following future payments:

                                                         (DOLLARS IN MILLIONS)
1997..................................................            $ 3
1998..................................................              3
1999..................................................              2
2000..................................................              1
2001..................................................              1
After 2001............................................              6

     Total lease and rental expenses under noncancelable operating leases extending one month or more were $4 million in 1996 ($4 million and $3 million in 1995 and 1994, respectively).

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(14) BENEFITS PLANS

  Retirement Plans


     Until February 25, 1991, the Company participated in the U.S. retirement plan of Union Carbide. Effective February 26, 1991, the Company formed its own U.S. retirement plan which covers substantially all U.S. employees. Retirement, death and disability benefits related to employee service through February 25, 1991 are covered by the Union Carbide plan. Benefits paid by the Union Carbide plan will be based on final average pay through February 25, 1991, plus salary increases (not to exceed 6% per year) until January 26, 1995 when Union Carbide ceased to own at least 50% of the equity of UCAR. All Company employees who retired prior to February 25, 1991 are covered under the Union Carbide plan.

     Pension benefits under the Company plan are based primarily on years of service and compensation levels prior to retirement. Net pension costs for the U.S. retirement plan were $6 million in 1996 ($6 million and $5 million in 1995 and 1994, respectively).

     Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves. Net pension costs for plans of foreign subsidiaries amounted to $1 million in 1996 ($1 million in both 1995 and 1994).

     The components of net pension cost for 1996, 1995 and 1994 are as follows:

                                                                          FOR THE YEAR ENDED DECEMBER
                                                                                      31,
                                                                         ------------------------------
                                                                         1996         1995         1994
                                                                         ----         ----         ----
                                                                             (DOLLARS IN MILLIONS)
Service cost-benefit earned during the period.........................   $  7         $  7         $  6
Interest costs on projected benefit obligation........................      9            8            5
Actual return on plan assets..........................................    (14)         (10)          (5)
Net amortization and deferral.........................................      5            2           --
                                                                         ----         ----         ----
  Net pension cost....................................................   $  7         $  7         $  6
                                                                         ----         ----         ----
                                                                         ----         ----         ----

     Pension fund assets are invested primarily in equity investments and fixed income investments. At December 31, 1996, these investments represented 59% and 38% of the total plan assets at fair value, respectively. At December 31, 1996, the remainder of the pension fund assets consisted of cash and cash equivalents held in various financial institutions.

     At December 31, 1996, the assets of each of the Company's retirement plans exceeded the actuarially determined accumulated benefit obligation and, accordingly, such plans were considered fully funded for

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(14) BENEFITS PLANS--(CONTINUED)

purposes of contribution requirements. The funded status of the Company's retirement plans at December 31, 1996 and 1995 is as follows:

                                                                                         AT DECEMBER 31,
                                                                                    -------------------------
                                                                                  1996                     1995
                                                                          ---------------------    ---------------------
                                                                                      (DOLLARS IN MILLIONS)
Actuarial present value of benefit obligations:
  Vested benefits......................................................           $ (68)                   $ (56)
  Non-vested benefits..................................................              (7)                      (9)
                                                                                 ------                   ------
Accumulated benefit obligation.........................................             (75)                     (65)
Effect of projected future salary increases............................             (56)                     (46)
                                                                                 ------                   ------
Projected benefit obligation...........................................            (131)                    (111)
Fair value of plan assets..............................................             120                       97
                                                                                 ------                   ------
Plan assets in excess of (less than) projected benefit obligation......             (11)                     (14)
Unamortized net asset at transition....................................              (3)                      (3)
Unamortized prior service cost.........................................               3                        2
Unrecognized net (gain)................................................             (10)                      (6)
                                                                                 ------                   ------
Accrued pension cost...................................................           $ (21)                   $ (21)
                                                                                 ------                   ------
                                                                                 ------                   ------

     The actuarial assumptions used in determining the net pension cost and pension liability shown above were as follows:

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                           1996                               1995
                                                                        -----------                         ---------
Discount rate for determining projected benefit
  obligation...............................................             7.50%-8.50%                         7.0%-9.0%
Rate of increase in compensation levels....................             5.25%-6.50%                         4.5%-7.5%
Expected long-term rate of return on plan assets...........                9.0%                             9.0%-9.5%


  Postretirement Health Care and Life Insurance

     The Company provides health care and life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies and health care providers. The Company accrues the estimated cost of these benefits during the employees' credited service period.

     Effective January 1, 1993, the Company made changes to its retiree health care programs principally related to plan eligibility requirements for active employees. Beginning January 1, 1995, employees are required to have 10 years of company service after age 45 to receive the Company's full contribution for retiree health care. These changes resulted in a reduction of the accumulated postretirement benefit obligation at January 1, 1993 of $20 million. The Company is amortizing this reduction over the average remaining credited service period of eligible employees (6.5 years) which results in a reduction of net postretirement benefit expense of $3 million per year.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

     For the years 1996, 1995 and 1994, the components of expense for these postretirement benefits were as follows:

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                          1996            1995             1994
                                                                          ----            ----             ----
                                                                                   (DOLLARS IN MILLIONS)
Service cost-benefit earned during the period.....................        $  2            $  3             $  2
Interest costs on accumulated postretirement
  benefit obligation..............................................           5               4                5
Amortization of the reduction resulting from
  plan amendments.................................................          (3)             (3)              (3)
                                                                           ----           ----             ----
  Total expense...................................................         $  4           $  4             $  4
                                                                           ----           ----             ----

     At December 31, 1996 and 1995, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:


                                                                                         AT DECEMBER 31,
                                                                                    -------------------------
                                                                                  1996                     1995
                                                                          ---------------------    ---------------------
                                                                                      (DOLLARS IN MILLIONS)
Accumulated postretirement benefit obligation:
  Retirees.............................................................            $51                      $46
  Fully eligible active plan participants..............................             14                       19
  Other active participants............................................              3                        4
  Unrecognized reduction of the obligation resulting from plan
     amendments........................................................              8                       11
  Unrecognized net gain (loss).........................................              4                       (1)
                                                                                   ---                      ---
     Accrued postretirement benefit costs..............................            $80                      $79
                                                                                   ---                      ---
                                                                                   ---                      ---

     The discount rate used in determining the accumulated postretirement benefit obligation ('APBO') as of December 31, 1996 was 7.75% (7.0% in 1995). The assumed health care cost trend rate used in determining this obligation was 9.0% (10.0% in 1995), declining between 0.5% and 1% per year to an ultimate rate of 5.5% for the year 2005 and thereafter. The assumed rate of increase in salary levels for the life insurance portion of the APBO was 5.25% (4.5% in 1995). Cost-sharing provisions between the Company and its employees are assumed to remain constant in the future.

     If the health care cost trend rate assumptions were increased by 1%, the APBO as of December 31, 1996 would be increased by $4 million. The effect of this change on the sum of service cost and interest cost components of net periodic postretirement benefit cost for 1996 would be less than $1 million.

  Savings Plan

     The Company's employee savings plan provides eligible employees the opportunity for long-term savings and investment. Participating employees can contribute 1% to 7.5% of employee compensation as basic contributions and an additional 0.5% to 10% of employee compensation as supplemental contributions. The Company contributes on behalf of each participating employee an amount equal to 30% of the employee's basic contribution. The Company contributed approximately $2 million in 1996 and $1 million in 1995 and 1994.

  Incentive Plan

     The Company provides a group profit sharing plan for all employees in the United States. Compensation payments from this plan are based on the Company's performance in exceeding certain profit goals. Costs for the profit sharing plan were $9 million, $10 million and $7 million in 1996, 1995 and 1994, respectively.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(15) RELATED PARTY TRANSACTIONS

     The Company has significant business relations with related parties, including Blackstone and EMSA. Prior to the Recapitalization and the Initial Offering, Union Carbide and its subsidiaries, Mitsubishi and its subsidiaries and C&M Finance and Trading, B.V. ('C&M') (jointly owned by Union Carbide and Mitsubishi) were related parties and the Company had significant business relations with them. C&M provided financing to the Company during 1994 at interest rates of 4.5%.

     The following represents purchase, sale and certain allocated expense transactions with affiliated companies during 1996, 1995 and 1994. Other related party transactions are described elsewhere in the notes to Consolidated Financial Statements.

                                                                                            FOR THE YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                ------------------------------------------
                                                                                          (DOLLARS IN MILLIONS)
                                                                                  1996          1995             1994
                                                                                  ----          ----             ----
Affiliated companies (excluding EMSA):
  Net sales..................................................................     $ --          $  4             $ 19
  Purchases..................................................................       --            --               11
  Expenses included in selling, administrative and other expenses............        1             1                2
EMSA:
  Net sales..................................................................       22            11                9
  Purchases..................................................................        1             2               --

     Settlements with affiliated companies are normally concluded with a range of terms similar to those made with unrelated parties.

(16) RESTRUCTURING COSTS

     The Company recorded restructuring costs of $30 million during 1995 to write-off fixed assets of $22 million and accrue $8 million of related shutdown costs in connection with a project to close certain high cost manufacturing operations and to add modern lower cost manufacturing operations at the Company's North American graphite electrode plants.

(17) MANAGEMENT COMPENSATION AND INCENTIVE PLANS

     Upon consummation of the Recapitalization, the Company entered into three year employment agreements with certain officers. The employment agreements provide the officers with the opportunity to receive bonuses based in part on the achievement of designated EBITDA targets. The Company recorded expenses applicable to these bonuses of $5 million in 1996 ($4 million in 1995).

     Prior to the Recapitalization, the Company had a long-term incentive plan for certain management employees which provided incentive compensation based on the Company's performance as compared to designated profitability and cash flow goals for the three years ending December 31, 1995. The goals for 1995 were deemed achieved in accordance with the plan at the date of the Recapitalization. The Company recorded expenses applicable to this plan of $2 million and $6 million in 1995 and 1994, respectively.

     To encourage senior management to acquire shares of common stock in connection with the Recapitalization, UCAR adopted an equity ownership program. Under this program, certain members of management were given the opportunity to purchase from UCAR shares of common stock at $7.60 per share (the price per share paid for the common stock purchased by Blackstone and Chase Equity Associates in the Recapitalization). Approximately 733,000 shares were purchased for $6 million by members of management under this program. The Company loaned approximately $3 million to certain members of management in connection with these purchased shares. In addition, for each two dollars of common stock purchased, UCAR
                                       60

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(17) MANAGEMENT COMPENSATION AND INCENTIVE PLANS--(CONTINUED)

granted the purchaser one dollar of restricted matching stock (the 'Matching Shares'), approximately 329,000 shares.

     The Matching Shares vested at the time of the Initial Offering.

     The shares purchased by management and the Matching Shares were subject to certain restrictions and to 'puts' under which the holder could require UCAR to repurchase the shares under certain conditions. The restrictions and 'puts' expired at the time of the Secondary Offering.

     In connection with the Recapitalization, UCAR adopted the Management Stock Option Plan under which it granted non-qualified stock options to certain members of management to purchase up to an aggregate of 4,761,000 shares of common stock at an exercise price of $7.60 per share, of which (i) time vesting options for 2,777,000 shares vested fully at the time of the Initial Offering and (ii) performance vesting options for 1,984,000 shares vested and will vest as follows: 60% at the time of the Initial Offering and 20% in each of 1998 and 1999 if EBITDA for those years is equal to or exceeds a target amount. On December 13, 1995, UCAR granted additional fully vested options to purchase 10,000 shares of common stock at an exercise price of $31.59 per share. Options vested under such plan were restricted from exercise until the time of the Secondary Offering.


     During 1996, UCAR adopted the 1996 Mid-Management Equity Incentive Plan under which it may grant awards to selected employees to purchase up to an aggregate of 1,000,000 shares of common stock. On February 9, 1996, UCAR granted time vesting options to purchase 960,000 shares of common stock at an exercise price of $35.00 per share. On May 13, 1996, UCAR granted additional time vesting options to purchase 4,000 shares of common stock at an exercise price of $40.44 per share. The options granted under the 1996 Mid-Management Equity Incentive Plan have a term of ten years and vest eight years from the date of grant. Accelerated vesting occurs as the market price of the common stock equals or exceeds specified amounts. At December 31, 1996, 248,250 of such options were fully vested.

     The Company applies APB 25 in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its time vesting option plans. The compensation cost that has been charged against income for its performance vesting options was $19 million in 1995. Had compensation cost for the Company's stock-based compensation plans been determined by the fair value method prescribed by Statement of Financial Accounting Standards No. 123, the Company's net income (loss) and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                                FOR THE YEAR ENDED
                                                                                   DECEMBER 31,
                                                                              -----------------------
                                                                              1996              1995
                                                                              -----             -----
                                                                               (DOLLARS IN MILLIONS,
                                                                              EXCEPT PER SHARE DATA)
  Net income (loss)
     As Reported.........................................................     $ 152             $ (12)
     Pro forma...........................................................       149               (15)
Primary net income per share
     As Reported(a)......................................................      3.15              1.87
     Pro forma...........................................................      3.07              1.80

------------------

(a) Pro forma for 1995. See Note 19.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(17) MANAGEMENT COMPENSATION AND INCENTIVE PLANS--(CONTINUED)
     A summary of the status of the Company's stock-based compensation plans as of December 31, 1996 and 1995 and changes during the years then ended is presented below:


                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------
                                                                       1996                          1995
                                                            --------------------------    --------------------------
                                                                      WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                                            SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                                            ------    ----------------    ------    ----------------
                                                                             (SHARES IN THOUSANDS)
Time Vesting Options:
  Outstanding at beginning of year.......................    2,787         $ 7.60             --         $   --
  Granted................................................      964          35.02          2,787           7.69
  Exercised..............................................     (176)          8.22             --             --
  Forfeited..............................................       (3)         35.00             --             --
                                                            ------                        ------
       Outstanding at end of year........................    3,572          15.01          2,787           7.69
                                                            ------                        ------
                                                            ------                        ------
  Options exercisable at year end........................    2,853           9.97             --             --
  Weighted-average fair value of options granted during
     year................................................   $16.02                        $ 6.13

Performance Vesting Options:
  Outstanding at beginning of year.......................    1,984         $ 7.60             --         $   --
  Granted................................................       --             --          1,984           7.60
  Exercised..............................................     (476)          7.60             --             --
  Forfeited..............................................       --             --             --             --
                                                            ------                        ------
       Outstanding at end of year........................    1,508           7.60          1,984           7.60
                                                            ------                        ------
                                                            ------                        ------
  Options exercisable at year end........................      714           7.60             --             --
  Weighted-average fair value of options
     granted during year.................................   $   --                        $ 6.11

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0.0% for both years; expected volatility of 30% and 94%; risk-free interest rates of 5.7% and 7.7%; and expected lives of eight years and six years. The following table summarizes information about stock options outstanding at December 31, 1996:

                                                  OPTIONS OUTSTANDING
                                  ---------------------------------------------------          OPTIONS EXERCISABLE
                                                 WEIGHTED-AVERAGE                        -------------------------------
           RANGE OF                 NUMBER          REMAINING        WEIGHTED-AVERAGE      NUMBER       WEIGHTED-AVERAGE
        EXERCISE PRICES           OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICES     EXERCISABLE    EXERCISE PRICES
-------------------------------   -----------    ----------------    ----------------    -----------    ----------------

                                                                  (SHARES IN THOUSANDS)
     Time Vesting Options
             $7.60                   2,605            10 years            $ 7.60            2,605            $ 7.60
        $31.59 to 40.44                967             9 years             34.99              248             34.86
                                  -----------                                            -----------
        $7.60 to 40.44               3,572            10 years             15.01            2,853              9.97
                                  -----------                                            -----------
                                  -----------                                            -----------
  Performance Vesting Options
             $7.60                   1,508            10 years              7.60              714              7.60
                                  -----------                                            -----------
                                  -----------                                            -----------

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(18) SUBSEQUENT EVENTS

     On January 2, 1997, the Company acquired 70% of the outstanding shares of Carbone Savoie, a wholly-owned subsidiary of a competitor, for a purchase price of approximately $33 million. Carbone Savoie is the leading manufacturer of carbon cathode blocks which are consumed in the production of aluminum.

     On February 1, 1997, the Company, through its newly-formed 70%-owned subsidiary, UCAR Elektroden GmbH, purchased the graphite electrode business of Elektrokohle Lichtenberg AG ('EKL') in Berlin, Germany. The 30% minority interest in UCAR Elektroden is held by a private German company. The aggregate purchase price paid by UCAR Electroden for the EKL assets is approximately $15 million, consisting of $3 million of equipment and approximately $12 million of working capital.

     The acquisitions, which were financed from existing cash balances, cash flow from operations and borrowings under a revolving credit facility, will be accounted for as purchases.

     On February 10, 1997, the Company's Board of Directors approved the purchase of shares of EMSA held by its joint venture partner. The purchase price is estimated at approximately $75 million, plus fees associated with the transaction. The Board of Directors also authorized the Company to repurchase up to $100 million of UCAR's common shares. Additionally, the Board of Directors authorized the Company to amend the Company's Senior Bank Facilities. The Company anticipates increasing the amount of the revolving credit facilities to $200 million and amend the existing covenants to allow more flexibility in the use of free cash flow for acquisitions, capital expenditures and stock repurchases.

(19) PRO FORMA NET INCOME PER SHARE (UNAUDITED)


     For the unaudited pro forma net income per share data presented on the Consolidated Statements of Operations, historical net (loss) for 1995 has been adjusted as if the Recapitalization, Initial Offering, Redemption and Refinancing occurred as of January 1, 1995 and to exclude the extraordinary charge and the non-recurring effects of the Recapitalization and the Initial Offering. The weighted average shares outstanding reflects shares of common stock outstanding after the Initial Offering, including common stock equivalents calculated in accordance with the 'treasury stock method,' wherein the net proceeds therefrom are assumed to repurchase shares of common stock at $25.74 (the average price for 1995). Historical net income (loss) per share has been omitted as the historical capitalization of the Company is not indicative of the Company's current capital structure.

     The following table sets forth summary pro forma consolidated statement of operations data for 1995:

                                                     (DOLLARS IN MILLIONS,
                                                    EXCEPT PER SHARE DATA)
Pro forma amounts:
  Operating profit..............................              $ 214
  Interest expense..............................                 74
  Provision for income taxes....................                 52
  Net income....................................                 91
  Net income per share..........................              $1.87
  Weighted average shares outstanding (in
     thousands).................................             48,763

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

     The following table sets forth a summary of the pro forma adjustments to net income reflected in the above table:

                                                                                       (DOLLARS IN MILLIONS)
Net loss as reported in the Consolidated Financial Statements.......................           $ (12)
Pro forma effects of the Recapitalization (after tax):
  Compensation expense related to the Company's long term incentive compensation
     plan...........................................................................               1
  Senior subordinated credit facility expense.......................................               4
  Net adjustment to interest........................................................              (3)
  Taxes due to Recapitalization.....................................................              37

Pro forma effects of the Initial Offering and Redemption (after tax):
  Accelerated vesting of performance stock options and matching restricted stock....              12
  Net adjustment to interest........................................................               9
  Extraordinary charge..............................................................              18
Pro forma effects of the Refinancing (after tax):
  Net adjustment to interest........................................................               6
  Extraordinary charge..............................................................              19
                                                                                               -----
Pro forma net income................................................................           $  91
                                                                                               -----
                                                                                               -----

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10 TO 13 INCLUSIVE

     The information required by Items 10, 11, 12 and 13 will appear in the UCAR International Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1997, which will be filed pursuant to Regulation 14A under the Exchange Act and is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be 'filed' for the purpose of Section 18 of the Exchange
Act). In addition, the information set forth below is provided as required by
Item 10.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information with respect to the current executive officers and directors of UCAR.

NAME                                                   AGE*                         POSITION
----------------------------------------------------   ----   ----------------------------------------------------
Robert P. Krass.....................................    60    Chairman of the Board, President and Chief Executive
                                                                Officer
Robert J. Hart......................................    59    Vice President and General Manager (North and South
                                                                America)
Peter B. Mancino....................................    54    Vice President, General Counsel and Secretary
Maurice Marcellin...................................    62    Vice President and General Manager (Europe and South
                                                                Africa)
William P. Wiemels..................................    52    Vice President, Chief Financial Officer and
                                                                Treasurer

Fred C. Wolf........................................    52    Vice President, Administration and Strategic
                                                                Projects
R. Eugene Cartledge.................................    67    Director
John R. Hall........................................    64    Director
Glenn H. Hutchins...................................    41    Director
Robert D. Kennedy...................................    64    Director
Howard A. Lipson....................................    33    Director
Peter G. Peterson...................................    70    Director
Stephen A. Schwarzman...............................    50    Director

------------------
* At February 28, 1997.

     Robert P. Krass was elected director and Chairman of the Board of UCAR in connection with the Recapitalization. Mr. Krass joined Union Carbide in 1963 and held various sales and management positions in the United States and Europe, including Director of Marketing, Europe, of the Carbon Products Division and Managing Director of the Division's business in the United Kingdom. He was Vice President, Marketing, of the Electrode Systems Division from 1983 to 1986. In 1987, he became President of the Carbon Products Division and Vice President of Union Carbide. He has been President of the Company since 1989 and Chief Executive Officer of the Company since 1991. Mr. Krass is a member of the Nominating Committee of UCAR's Board of Directors.

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

     Maurice Marcellin joined Union Carbide in 1962 and held various positions in the Carbon Products Division in Europe. He has been Vice President and General Manager, Europe and South Africa, of the Company since 1991.

     William P. Wiemels joined Union Carbide in 1967 and held various technical, sales and marketing positions in the Carbon Products Division in the United States and Europe. He became Director of Marketing in Europe in 1986 and Director of Technology in 1989. Mr. Wiemels was Vice President, U.S.A. Operations, of the Company from 1991 to 1994 and has been Vice President, Chief Financial Officer and Treasurer of the Company since 1994.

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

     R. Eugene Cartledge was elected director of UCAR in February 1996. From 1986 until his retirement in 1994, he was the Chairman of the Board and Chief Executive Officer of Union Camp Corporation, where he had served in various sales and management capacities since 1956. Mr. Cartledge is Chairman of the Board of Savannah Foods & Industries Inc. and a director of Union Camp Corporation, Chase Brass Industries, Inc., Sun Company, Inc., Delta Air Lines, Inc. and Blount, Inc. Mr. Cartledge is Chairman of the Nominating Committee and a member of the Audit Committee of UCAR's Board of Directors.

     John R. Hall was elected director of UCAR in November 1995. He retired as Chairman effective January 31, 1997 and as Chief Executive Officer effective October 1, 1996 of Ashland Inc., which positions he held since 1981. Mr. Hall served in various engineering and managerial capacities at Ashland Inc. since 1957. Mr. Hall is a director of Banc One Corporation, Canada Life Assurance Company, CSX Corporation, Humana Inc. and Reynolds Metals Company. Mr. Hall is Chairman of the Organization and Compensation Committee and a member of the Audit Committee of UCAR's Board of Directors.

     Glenn H. Hutchins was elected director of UCAR in connection with the Recapitalization. He is a member of Blackstone Group Holdings L.L.C. Mr. Hutchins joined The Blackstone Group L.P. in September 1994. Mr. Hutchins was a Managing Director of Thomas H. Lee Co. from 1987 until 1994 and, while on leave from Thomas H. Lee Co. during parts of 1993 and 1994, was a Special Advisor in the White House. Mr. Hutchins is a director of Haynes International Inc. Mr. Hutchins is a member of the Organization and Compensation and Nominating Committees of UCAR's Board of Directors.

     Robert D. Kennedy was elected director of the Company in June 1990. He joined Union Carbide in 1955 and held various marketing and management positions in the United States and Europe. He was a Senior Vice President of Union Carbide from 1981 to 1985. In 1985, Mr. Kennedy was elected a director and President of Union Carbide. In 1986, he was elected Chief Executive Officer and Chairman of the Board of Union Carbide. Mr. Kennedy retired as Chief Executive Officer and President of Union Carbide in April 1995 and as Chairman of the Board (but not as a director) of Union Carbide in December 1995. Mr. Kennedy is also a director of Union Camp Corporation, Sun Company, Inc., Birmingham Steel Corp., KMart Corp. and General Signal Corp. Mr. Kennedy is Chairman of the Audit Committee and a member of the Organization and Compensation Committee of UCAR's Board of Directors.

     Howard A. Lipson was elected director of UCAR in connection with the Recapitalization. Mr. Lipson is a member of Blackstone Group Holdings L.L.C. Mr. Lipson was a Managing Director from 1994 to 1995, was a Vice President from 1991 to 1994 and joined The Blackstone Group L.P. in 1988. Mr. Lipson is a director of

U.S. Radio Inc., Volume Services, Inc., Prime Succession Inc. and Ritvik Holdings, Inc. and the Treasurer of Transtar Holdings Inc. Mr. Lipson is a member of the Organization and Compensation Committee of UCAR's Board of Directors.

     Peter G. Peterson was elected director of UCAR in connection with the Recapitalization. He is a Co-Founder and has served as Chairman of The Blackstone Group L.P. since 1985. Mr. Peterson is also a director of Sony Corporation, Transtar Holdings L.P. and the Federal Reserve Bank of New York.

     Stephen A. Schwarzman was elected director of UCAR in connection with the Recapitalization. He is a Co-Founder and has served as President and Chief Executive Officer of The Blackstone Group L.P. since 1985. Mr. Schwarzman is also a director of Great Lakes Dredge & Dock Corporation, Transtar, Inc., Prime Succession Inc. and Collins & Aikman Corporation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements--See Index to Consolidated Financial Statements at page 34 of this Annual Report on Form 10-K.

         (2) Financial Statement Schedules--None.

     (b) Reports On Form 8-K

         No Report on Form 8-K was filed during the year for which this Annual Report on Form 10-K is filed.

     (c) Exhibits

     The exhibits listed in the following table have been filed as part of this Annual Report on Form 10-K.

  EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBIT
------------   ------------------------------------------------------------------------------------------------------
  2.1(1)        --   Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 among Union
                     Carbide Corporation, Mitsubishi Corporation, UCAR International Inc. and UCAR International
                     Acquisition Inc. and Guaranty made by Blackstone Capital Partners II Merchant Banking Fund L.P.
                     and Blackstone Offshore Capital Partners II L.P.
  2.2(2)        --   Amended and Restated Stockholders' Agreement dated as of February 29, 1996
  2.3(1)        --   Form of Management Common Stock Subscription Agreement
  2.4(3)        --   Form of Management Pledge and Security Agreement, together with form of Promissory Note
  2.5(2)        --   Amendment, Waiver and Release in connection with such Management Common Stock Subscription
                     Agreements, Management Pledge and Security Agreements and Promissory Notes
  2.6(1)        --   Indemnification Agreement dated as of January 26, 1995 among Mitsubishi Corporation, Union
                     Carbide Corporation and UCAR International Inc.

  2.7(1)        --   Stock Purchase and Sale Agreement dated as of January 26, 1995 between UCAR International Inc.
                     and UCAR Holdings S.A.
  2.8(1)        --   Exchange Agreements made as of January 26, 1995 between UCAR International Inc. and UCAR
                     Holdings II Inc.
  2.9(1)        --   Stock Purchase and Sale Agreement dated as of January 26, 1995 between UCAR International Inc.
                     and UCAR Inc.
  2.10(1)       --   Exchange Agreement made as of January 26, 1995 between UCAR Carbon Company Inc. and UCAR
                     Holdings Inc.

  EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBIT
------------   ------------------------------------------------------------------------------------------------------
  2.11(1)       --   Stock Purchase and Sale Agreement dated as of January 26, 1995 between UCAR Carbon Company Inc.
                     and UCAR Mexicana, S.A. de C.V.

  2.12(1)       --   Exchange Agreement made as of January 26, 1995 between UCAR International Inc. and UCAR Global
                     Enterprises Inc.
  2.13(1)       --   Stock Purchase and Sale Agreement dated as of January 26, 1995 between UCAR Carbon Company Inc.
                     and Arapaima s.r.l.
  2.14(1)       --   Deed of Purchase and Sale of 528,999 Shares of UCAR Carbon Navarra S.L. dated as of January 26,
                     1995
  2.15(1)       --   Exchange Agreement dated as of December 15, 1993 by and among Union Carbide Corporation, Union
                     Carbide Chemicals and Plastics Company Inc., Mitsubishi Corporation and UCAR International Inc.
  2.16(1)       --   Stock Purchase and Sale Agreement dated as of November 9, 1990 among Mitsubishi Corporation,
                     Union Carbide Corporation and UCAR Carbon Company Inc.
  2.17(1)       --   Letter Agreement dated January 26, 1995 with respect to termination of the Stockholders'
                     Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide Corporation and UCAR Carbon Company Inc.
  2.18(1)       --   Settlement Agreement dated as of November 30, 1993 among Mitsubishi Corporation, Union Carbide
                     Corporation and UCAR Carbon Company Inc.
  2.19(1)       --   Transfer Agreement dated January 1, 1989 between Union Carbide Corporation and UCAR Carbon
                     Company Inc.
  2.20(1)       --   Amendment No. 1 to such Transfer Agreement dated December 31, 1989
  2.21(1)       --   Amendment No. 2 to such Transfer Agreement dated as of July 2, 1990
  2.22(1)       --   Amendment No. 3 to such Transfer Agreement dated as of February 25, 1991
  2.23(1)       --   Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 among Union
                     Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., Union Carbide Industrial
                     Gases Inc., UCAR Carbon Company Inc. and Union Carbide Coatings Service Corporation
  2.24(1)       --   Environmental Management Services and Liabilities Allocation Agreement dated as of January 1,
                     1990 among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., UCAR
                     Carbon Company Inc., Union Carbide Industrial Gases Inc. and Union Carbide Coatings Service
                     Corporation
  2.25(1)       --   Amendment No. 1 to such Environmental Management Services and Liabilities Allocation Agreement
                     dated as of June 4, 1992
  2.26          --   [omitted]
  2.27          --   [omitted]

  2.28(4)       --   Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide Corporation and UCAR Carbon Technology Corporation
  2.29(1)       --   Employee Benefit Services and Liabilities Agreement dated January 1, 1990 between Union Carbide
                     Corporation and UCAR Carbon Company Inc.
  2.30(1)       --   Amendment to such Employee Benefit Services and Liabilities Agreement dated January 15, 1991
  2.31(1)       --   Supplemental Agreement to such Employee Benefit Services and Liabilities Agreement dated
                     February 25, 1991

  EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBIT
------------   ------------------------------------------------------------------------------------------------------
  2.32(1)       --   Letter Agreement dated December 31, 1990 among Union Carbide Chemicals and Plastics Company
                     Inc., UCAR Carbon Company Inc., Union Carbide Grafito, Inc. and Union Carbide Corporation
  3.1(3)        --   Amended and Restated Certificate of Incorporation of UCAR International Inc.
  3.2(3)        --   Amended and Restated By-Laws of UCAR International Inc.
  4.1(1)        --   Indenture dated as of January 15, 1995 among UCAR International Inc., UCAR Global Enterprises
                     Inc. and the United States Trust Company of New York, as Trustee
 10.1(5)        --   Credit Agreement dated as of October 19, 1995 among UCAR International Inc., UCAR Global
                     Enterprises Inc., the other Credit Parties named therein, the Lenders named therein, the
                     Fronting Banks named therein and Chemical Bank, as Administrative Agent and Collateral Agent
 10.2(5)        --   Parent Guarantee Agreement dated as of October 19, 1995 made by UCAR International Inc. and UCAR
                     Global Enterprises Inc. in favor of Chemical Bank as Collateral Agent for the Secured Parties
                     named therein
 10.3(5)        --   Subsidiary Guarantee Agreement dated as of October 19, 1995 executed and delivered by each U.S.
                     Subsidiary of UCAR Global Enterprises Inc. in favor of Chemical Bank as Collateral Agent for the
                     Secured Parties named therein
 10.4(5)        --   Indemnity, Subrogation and Contribution Agreement dated as of October 19, 1995 among UCAR Global
                     Enterprises Inc., the U.S. Subsidiaries of UCAR Global Enterprises Inc. and Chemical Bank as
                     Collateral Agent for the Secured Parties named therein
 10.5(5)        --   Pledge Agreement dated October 19, 1995 among UCAR International Inc., UCAR Global Enterprises
                     Inc., certain U.S. Subsidiaries of UCAR Global Enterprises Inc. and Chemical Bank as Collateral
                     Agent for the Secured Parties named therein
 10.6(5)        --   Intellectual Property Security Agreement dated as of October 19, 1995 made by UCAR Global
                     Enterprises Inc. and certain U.S. Subsidiaries of UCAR Global Enterprises Inc. in favor of
                     Chemical Bank as Collateral Agent for the Secured Parties named therein
 10.7(5)        --   Security Agreement dated as of October 19, 1995 among UCAR International Inc., UCAR Global
                     Enterprises Inc., the U.S. Subsidiaries of UCAR Global Enterprises Inc. and Chemical Bank as
                     Collateral Agent for the Secured Parties named therein
 10.8(5)        --   Rationalization Project Cash Collateral Agreement dated as of October 19, 1995 made by UCAR
                     Global Enterprises Inc. in favor of Chemical Bank as Collateral Agent for the Secured Parties
                     named therein
 10.9(5)        --   Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Holdings S.r.l. and
                     Chemical Bank, Milan Branch, as Administrative Agent
 10.10(5)       --   Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Electrodos S.L. and
                     Chemical Bank, Madrid Branch, as Administrative Agent
 10.11(5)       --   Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Holdings S.A. and

                     Chemical Bank, Paris Branch, as Administrative Agent
 10.12(5)       --   Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Inc. and Chemical Bank of Canada, as Administrative Agent
 10.13(1)       --   Tax Sharing Agreement made as of January 26, 1995 among UCAR International Inc. and its subsidiaries
 10.14(1)       --   Promissory Note dated January 26, 1995 issued by UCAR International Inc. in favor of UCAR Global
                     Enterprises Inc.
 10.15(1)       --   Intercompany Loan Agreement dated January 25, 1995 between UCAR S.A. and UCAR Holdings S.A.

  EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBIT
------------   ------------------------------------------------------------------------------------------------------
 10.16(1)       --   Employment Agreement dated as of January 26, 1995 between UCAR International Inc. and Robert P.
                     Krass
 10.17(1)       --   Employment Agreement dated as of January 26, 1995 between UCAR International Inc. and Robert J.
                     Hart
 10.18(1)       --   Employment Agreement dated as of January 26, 1995 between UCAR International Inc. and Peter B.
                     Mancino
 10.19(1)       --   Employment Agreement dated as of January 26, 1995 between UCAR International Inc. and William P.
                     Wiemels
 10.20(1)       --   Employment Agreement dated as of January 26, 1995 between UCAR International Inc. and Fred C.
                     Wolf
 10.21(1)       --   Form of Non-Qualified Stock Option Agreement
 10.22(1)       --   UCAR International Inc. Management Stock Option Plan effective as of January 26, 1995
 10.23(3)       --   Amendment to such Management Stock Option Plan effective August 15, 1995
 10.24(5)       --   Second Amendment to such Management Stock Option Plan effective August 15, 1995
 10.24(a)(6)    --   Amendment to such Management Stock Option Plan dated July 29, 1996
 10.25(1)       --   UCAR International Inc. Bonus II Plan effective as of January 26, 1995
 10.25(a)(6)    --   First Amendment to such Bonus II Plan dated May 7, 1996
 10.26(5)       --   UCAR International Inc. Compensation Deferral Program as amended and restated effective November
                     6, 1995
 10.27(1)       --   First Amendment to such Compensation Deferral Program effective as of January 1, 1995
 10.28(2)       --   Second Amendment to such Compensation Deferral Program effective as of March 15, 1996
 10.29(6)       --   Third Amendment to such Compensation Deferral Program effective as of January 1, 1996
 10.30*         --   Fourth Amendment to such Compensation Deferral Plan effective as of January 1, 1997
 10.31(6)       --   Amended and Restated UCAR International Inc. Officers' Incentive Plan dated May 7, 1996
 10.32(3)       --   UCAR Carbon Savings Plan as amended and restated effective January 1, 1994
 10.33(3)       --   First Amendment to such Savings Plan effective August 9, 1995
 10.34(5)       --   Second Amendment to such Savings Plan effective August 9, 1995
 10.34(a)*      --   Third Amendment to such Savings Plan effective, as to paragraph 1, as of January 1, 1995 and, as to paragraphs 2 and 3, as of January 1, 1994
 10.34(b)*      --   Fourth Amendment to such Savings Plan effective as of January 1, 1994
 10.35(3)       --   UCAR Carbon Retirement Plan as amended and restated effective as of January 1, 1994
 10.35(a)(7)    --   First Amendment to such Retirement Plan effective February 25, 1991
 10.35(b)(6)    --   Second Amendment to such Retirement Plan dated May 7, 1996
 10.35(c)(7)    --   Third Amendment to such Retirement Plan effective, as to paragraph 2, as of January 26, 1995 and as to paragraphs 1 and 3-5, as of January 1, 1997
 10.36(6)       --   Amended and Restated Equalization Benefit Plan for Participants of the UCAR Carbon Retirement
                     Plan dated May 7, 1996
 10.37          --   [omitted]
 10.38(1)       --   UCAR Carbon Company Inc. Supplemental Retirement Income Plan effective as of February 25, 1991
 10.39(1)       --   First Amendment to such Supplemental Retirement Income Plan effective as of January 1, 1992

  EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBIT
------------   ------------------------------------------------------------------------------------------------------
 10.40(1)       --   Second Amendment to such Supplemental Retirement Income Plan effective as of January 1, 1994, as to paragraph 1 thereof, and January 1, 1995, as to paragraph 2 thereof
 10.41(3)       --   UCAR International Inc. Benefits Protection Trust effective as of July 27, 1995
 10.41(a)*      --   First Amendment to such Benefits Protection Trust effective as of July 27, 1995
 10.42(7)       --   Second Amendment to such Benefits Protection Trust effective as of January 1, 1996
 10.43(3)       --   UCAR International Inc. 1995 Equity Incentive Plan effective as of August 15, 1995
 10.43(a)(6)    --   First Amendment to such Equity Incentive Plan dated July 29, 1996
 10.44(3)       --   UCAR International Inc. 1995 Directors' Stock Plan effective as of August 15, 1995
 10.45(5)       --   First Amendment to such Directors' Stock Plan effective September 1, 1995
 10.45(a)(6)    --   Second Amendment to such Directors' Stock Plan dated July 29, 1996
 10.46(5)       --   UCAR International Inc. 1996 Mid-Management Equity Incentive Plan effective as of February 6,
                     1996
 10.47(6)       --   Amendment to such Mid-Management Equity Incentive Plan dated July 29, 1996
 11*            --   Statement re: computation of per share earnings
 21.1*          --   List of subsidiaries of UCAR International Inc.
 23.1*          --   Consent of KPMG Peat Marwick LLP
 24.1*          --   Powers of Attorney (included on signature pages)
 27*            --   Financial Data Schedule (for SEC use only)

------------------
  * Filed herewith.
(1) Incorporated by reference to the Registration Statement of UCAR International Inc. and UCAR Global Enterprises Inc. on Form S-1 (File No. 33-84850).
(2) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1995.
(3) Incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 33-94698).
(4) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 1996.
(5) Incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 333-1090).
(6) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 1996.
(7) Incorporated by reference to the Quarterly Report of the registrant on Form

    10-Q for the quarter ended September 30, 1996.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            UCAR INTERNATIONAL INC.

March 10, 1997                              By:    /s/ WILLIAM P. WIEMELS
                                               -------------------------------
                                                   William P. Wiemels
                                                   Title: Vice President and
                                                   Chief Financial Officer


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

                 SIGNATURES                                  TITLE                                  DATE
                 ----------                                  -----                                  ----
             /s/ ROBERT P. KRASS               Chairman of the Board, President                 March 10, 1997
--------------------------------------         and Chief Executive Officer
               Robert P. Krass                 (Principal Executive Officer)


           /s/ WILLIAM P. WIEMELS              Vice President, Chief Financial Officer and      March 10, 1997
---------------------------------------        Treasurer (Principal Financial and Accounting
             William P. Wiemels                Officer)


           /s/ R. EUGENE CARTLEDGE             Director                                         March 10, 1997
--------------------------------------
             R. Eugene Cartledge

              /s/ JOHN R. HALL                 Director                                         March 10, 1997
---------------------------------------
                John R. Hall

            /s/ GLENN H. HUTCHINS              Director                                         March 10, 1997
----------------------------------------
              Glenn H. Hutchins

                 SIGNATURES                                        TITLE                             DATE
---------------------------------------------  ---------------------------------------------    ---------------


            /s/ ROBERT D. KENNEDY              Director                                         March 10, 1997
              Robert D. Kennedy

            /s/ Howard A. Lipson               Director                                         March 10, 1997
              Howard A. Lipson

            /s/ PETER G. PETERSON              Director                                         March 10, 1997
              Peter G. Peterson

          /s/ STEPHEN A. SCHWARZMAN            Director                                         March 10, 1997
            Stephen A. Schwarzman