Form 10-Q
period 1997-03-31
UCAR INTERNATIONAL INC
filed 1997-05-01
CIK 931148

________________________________________________________________________________
________________________________________________________________________________


                                    FORM 10-Q
                                 ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from ...............
         to ...............

                                 ---------------

                        Commission file number: (1-13888)

                                 ---------------

                             UCAR INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             06-1385548
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                                 ---------------

      39 Old Ridgebury Road                                     06817-0001
       Danbury, Connecticut                                     (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (203) 207-7700
                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1997, 46,856,521 shares of common stock, par value $.01 per share, were outstanding.

________________________________________________________________________________
________________________________________________________________________________

                                TABLE OF CONTENTS



PART I.      FINANCIAL INFORMATION:

  Item 1.   Financial Statements:
  -------------------------------

    Consolidated Balance Sheets as of March 31, 1997
      and December 31, 1996..........................................   Page 3

    Consolidated Statements of Operations for the Three Months
      ended March 31, 1997 and 1996..................................   Page 4

    Consolidated Statements of Cash Flows for the Three Months
      ended March 31, 1997 and 1996..................................   Page 5

    Consolidated Statement of Stockholders' Equity (Deficit) for the
      Three Months ended March 31, 1997..............................   Page 6

    Notes to Consolidated Financial Statements.......................   Page 7


  Item 2.   Management's Discussion and Analysis of Financial Condition
  ---------------------------------------------------------------------
            and Results of Operations................................   Page 11
            -------------------------


PART II.     OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K.........................   Page 16
  ------------------------------------------


SIGNATURE............................................................   Page 17


INDEX TO EXHIBITS....................................................   Page E-1

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in millions, except per share data)

                                                         March 31,  December 31,
                         ASSETS                            1997         1996
                                                           ----         ----
                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents...........................  $    77      $    95
  Notes and accounts receivable.......................      203          185
  Inventories:
    Raw materials and supplies........................       39           39
    Work in process...................................      120          100
    Finished goods....................................       41           37
                                                        -------       ------
                                                            200          176
  Prepaid expenses....................................       25           27
                                                        -------       ------
           Total current assets.......................      505          483
                                                        -------       ------
Property, plant and equipment.........................    1,190        1,087
Less: accumulated depreciation........................      694          653
                                                        -------       ------
           Net fixed assets...........................      496          434
                                                        -------       ------
Company carried at equity.............................       20           18
Other assets..........................................       45           53
                                                        -------       ------

           Total assets...............................  $ 1,066      $   988
                                                        =======       ======

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable....................................  $    63      $    67
  Short-term debt.....................................       64           53
  Payments due within one year on long-term debt......        6            1
  Accrued income and other taxes......................       29           37
  Other accrued liabilities...........................       80           91
                                                        -------       ------
           Total current liabilities..................      242          249
                                                        -------       ------
Long-term debt........................................      599          581
Other long-term obligations..........................       143          138
Deferred income taxes.................................       33           16
Minority stockholders' equity in consolidated entities       14            6
                                                        -------       ------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.01, 10,000,000 shares
    authorized, none issued...........................       -            -
  Common stock, par value $.01, 100,000,000 shares
    authorized, 46,856,521 shares issued at March 31,
    1997, 46,614,724 shares issued at
    December 31, 1996 ................................       -            -
  Additional paid-in capital..........................      502          498
  Cumulative foreign currency translation adjustment..     (120)        (116)
  Retained earnings (deficit).........................     (347)        (384)
                                                        -------       ------
           Total stockholders' equity (deficit).......       35           (2)
                                                        -------       ------
           Total liabilities and stockholders' equity
            (deficit).. ..............................  $ 1,066      $   988
                                                        =======       ======

See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in millions, except per share data)
                                   (Unaudited)
                                                                  Three Months
                                                                 Ended March 31,
                                                                 ---------------
                                                                  1997      1996
                                                                  ----      ----
Net sales ...................................................  $   238   $   243
Cost of sales ...............................................      150       150
                                                                ------    ------

Gross profit ................................................       88        93
Research and development ....................................        2         2
Selling, administrative and other expenses ..................       23        22
Other (income) expense (net) ................................        1         1
                                                                ------    ------

       Operating profit .....................................       62        68
Interest expense ............................................       15        16
                                                                ------    ------

       Income before provision for income taxes .............       47        52
Provision for income taxes ..................................       12        19
                                                                ------    ------

       Income of consolidated entities ......................       35        33
Less: minority stockholders' share of income ................       -         -
Plus: UCAR share of net income from company
  carried at equity .........................................        2         2
                                                                ------    ------

       Income before cumulative effect of
          change in accounting principle ....................       37        35
Cumulative effect on prior years of change in accounting
  for inventories ...........................................       -          7
                                                                ------    ------

       Net income ...........................................  $    37   $    42
                                                                ======    ======

PRIMARY NET INCOME PER COMMON SHARE:
  Income before cumulative effect of change in
    accounting principle ....................................  $  0.76   $  0.73
  Cumulative effect on prior years of change in
    accounting for inventories ..............................       -       0.15
                                                               -------   -------

       Primary net income per share ........................   $  0.76   $  0.88
                                                                ======    ======

       Weighted average common shares outstanding
        (in thousands) .....................................    48,788    48,191
                                                                ======    ======

See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Increase in Cash and Cash Equivalents
                              (Dollars in millions)
                                   (Unaudited)
                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                                1997      1996
                                                                ----      ----
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income .................................................  $  37     $  42
 Cumulative effect on prior years of change in
    accounting for inventories ..............................     -         (7)
 Non-cash charges to net income:
    Depreciation ............................................     11        10
    Deferred income taxes ...................................      5        11
    Other non-cash charges ..................................      1         3
 Working capital * ..........................................    (49)      (45)
 Long-term assets and liabilities ...........................      3        (6)
                                                                ----      ----
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ...      8         8
                                                                ----      ----
CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures .......................................    (11)      (11)
 Purchase of subsidiaries ...................................    (55)       (2)
 Redemption/sale of assets ..................................      4         1
                                                                ----      ----
      NET CASH USED IN INVESTING ACTIVITIES .................    (62)      (12)
                                                                ----      ----
CASH FLOW FROM FINANCING ACTIVITIES:
 Short-term debt ............................................     11        (2)
 Long-term debt borrowings ..................................     49         -
 Long-term debt reductions ..................................    (26)        -
 Sale of common stock .......................................      3         -
 Financing costs ............................................     (2)        -
 Tax benefit arising from exercise of employee stock options       1         1
                                                                ----      ----
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...     36        (1)
                                                                ----      ----

Net decrease in cash and cash equivalents ...................    (18)       (5)
Cash and cash equivalents at beginning of period ............     95        53
                                                                ----      ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................  $  77     $  48
                                                                ====      ====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Net cash paid during the periods for:
   Interest expense .........................................  $  21     $  21
   Income taxes .............................................     12         4

*Net change in working capital by component (excluding
  cash and cash equivalents, deferred income taxes
  and short-term debt):
  (Increase) decrease in current assets:
     Notes and accounts receivable:
         Sale of receivables ................................  $   5     $   5
         Other changes ......................................     -        (21)
     Inventories ............................................     (5)      (15)
     Prepaid expenses and other current assets ..............     (4)        6
  Decrease in payables and accruals .........................    (45)      (20)
                                                                ----      ----
         WORKING CAPITAL ....................................  $ (49)    $ (45)
                                                                ====      ====
See accompanying Notes to Consolidated Financial Statements.


                                                           PART I (CONT.)

                                              UCAR INTERNATIONAL INC. AND SUBSIDIARIES


                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                        (Dollars in millions)
                                                             (Unaudited)


                                                                           Cumulative
                                                                             Foreign
                                                            Additional      Currency      Retained          Total
                                                  Common      Paid-in      Translation    Earnings      Stockholders'
                                                   Stock      Capital      Adjustment     (Deficit)   Equity (Deficit)
                                                   -----      -------      ----------     ---------   ----------------

BALANCE AT DECEMBER 31, 1996...............     $    -        $   498      $   (116)     $   (384)       $    (2)

Exercise of employee stock options.........          -              3            -             -               3
Tax benefit arising from exercise
   of employee stock options...............          -              1            -             -               1
Translation adjustments....................          -             -             (4)           -              (4)
Net income.................................          -             -             -             37             37
                                                 ------        ------        ------        ------         ------

BALANCE AT MARCH 31, 1997..................     $    -        $   502      $   (120)     $   (347)       $    35
                                                 ======        ======        ======        ======         ======

See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)    INTERIM FINANCIAL PRESENTATION

       The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission ("Commission") and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in stockholders' equity (deficit) for the periods presented. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

       As used in these Notes, references to "UCAR" mean UCAR International Inc., to "Global" mean UCAR Global Enterprises Inc., a direct, wholly-owned subsidiary of UCAR, and to the "Company" mean UCAR and its subsidiaries (including Global), collectively. Separate financial statements of Global are not presented because they would not be material to holders of senior subordinated notes. The Company's investment in EMSA (Pty.) Ltd. ("EMSA"), a 50%-owned company, is carried on the equity basis and its proportional share of the net income of EMSA is reported under the caption "UCAR share of net income from company carried at equity". At March 31, 1997, retained earnings (deficit) included $41 million representing UCAR's share of the undistributed earnings (prior to foreign currency translation adjustment) of EMSA.

(2)    UCAR GLOBAL ENTERPRISES INC.

       UCAR has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of Global.

       The following is a summary of the consolidated assets and liabilities of Global and its subsidiaries and their consolidated results of operations:

                                                  March 31,       December 31,
                                                     1997             1996
                                                     ----             ----
                                                     (Dollars in millions)
       Assets:
        Current assets..........................  $   505          $   483
        Non-current assets......................      561              505
                                                   ------           ------

           Total assets.........................  $ 1,066          $   988
                                                   ======           ======
       Liabilities:
       Current liabilities......................  $   242          $   249
       Non-current liabilities..................      775              735
                                                   ------           ------

           Total liabilities....................  $ 1,017          $   984
                                                   ======           ======

       Minority stockholders' equity in
         consolidated entities..................  $    14          $     6
                                                   ======           ======

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)


                                                               Three Months
                                                              Ended March 31,
                                                              ---------------
                                                             1997        1996
                                                             ----        ----
                                                          (Dollars in millions)

           Net sales.....................................  $  238      $  243
           Gross profit..................................      88          93
           Income before cumulative effect of
              change in accounting principles...........       37          35
           Net income ..................................       37          42

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

(4)    ACQUISITION OF SUBSIDIARIES

       On January 2, 1997, the Company acquired 70% of the outstanding shares of Carbone Savoie S.A.S. ("Carbone Savoie"), a wholly-owned subsidiary of a competitor, for a purchase price of $33 million. Carbone Savoie is the leading worldwide manufacturer of carbon cathodes which are consumed in the production of aluminum.

       On February 1, 1997, the Company, through a newly-formed 70%-owned subsidiary, UCAR Elektroden GmbH ("UCAR Elektroden"), purchased the graphite electrode business of Elektrokohle Lichtenberg AG ("EKL") in Berlin, Germany. The 30% minority interest in UCAR Elektroden is held by a private German company. The aggregate purchase price paid by UCAR Elektroden for the EKL assets was $15 million, consisting of $3 million for equipment and $12 million for working capital.

       The acquisitions were accounted for as purchases. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)


(5)    AMENDMENTS TO CREDIT FACILITIES

       On March 19, 1997, the Company's senior secured bank credit facilities (the "Senior Bank Facilities") were amended to reduce the interest rates on amounts outstanding under the Senior Bank Facilities, to increase the amount available under its revolving credit facility to $250 million from $100 million and to change the covenants to allow more flexibility in uses of free cash flow for acquisitions, capital expenditures and stock repurchases. The rates applicable to the Senior Bank Facilities were reduced from an adjusted LIBOR plus a margin ranging from 1.00% - 2.00% to an adjusted LIBOR plus a margin ranging from 0.75% - 1.50% .

(6)    STOCK REPURCHASE PROGRAM

       On February 10, 1997, UCAR's Board of Directors authorized a program to repurchase up to $100 million of common stock at prevailing prices from time to time in the open market or otherwise depending on market conditions and other factors, without any established minimum or maximum time period or number of shares.

(7)    OTHER (INCOME) EXPENSE - NET

       The following is an analysis of other (income) expense (net):

                                                               Three Months
                                                              Ended March 31,
                                                              ---------------
                                                             1997        1996
                                                             ----        ----
                                                          (Dollars in millions)


              Foreign currency adjustments....             $    2      $    1
              Interest income.................                 (2)         (2)
              Other...........................                  1           2
                                                            -----       -----
                                                           $    1      $    1
                                                            =====       =====

(8)    INCOME TAXES

       In the three months ended March 31, 1997 and 1996, the Company paid $12 million and $4 million, respectively, to various taxing authorities and recognized $12 million and $19 million, respectively, in tax expense. In the three months ended March 31, 1997, income tax expense was lower than the amount computed by applying the United States Federal income tax rate primarily due to tax credits in the United States from research and development expenses and tax benefits recognized in Italy and Spain associated with capital expenditures and fixed asset revaluations, respectively.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(9)    EARNINGS PER SHARE

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

(10)   SUBSEQUENT EVENTS

       On April 8, 1997, 6,411,227 shares of common stock of UCAR were sold by Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, "Blackstone") in a secondary public offering (the "1997 Secondary Offering"). Concurrently therewith, UCAR repurchased 1,300,000 of shares of common stock of UCAR from Blackstone (the "Blackstone Share Repurchase") for $48 million, which constituted part of its previously announced stock repurchase program. After the 1997 Secondary Offering and the Blackstone Share Repurchase, Blackstone owned approximately 3% of the outstanding shares of common stock. UCAR did not sell any shares in, or receive any proceeds from, the 1997 Secondary Offering.

       On April 22, 1997, the Company purchased the shares of EMSA held by Samancor Limited, the Company's joint venture partner in this 50%-owned affiliate. The purchase price was approximately $75 million, plus expenses. The acquisition will be accounted for as a purchase.

                             UCAR INTERNATIONAL INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include the possibility that announced additions to electric arc furnace steel production capacity may not occur, increased electric arc furnace steel production may not occur or result in increased demand or higher prices for graphite electrodes, acquired manufacturing capacity may not be fully utilized, technological advances expected by the Company (as defined herein) may not be achieved, changing economic and competitive conditions, other technological developments and other risks and uncertainties, including those set forth in the Company's other filings with the Securities and Exchange Commission.

As used herein, references to "UCAR" mean UCAR International Inc., to "Global" mean UCAR Global Enterprises Inc., a direct, wholly-owned subsidiary of UCAR, and to the "Company" mean UCAR and its subsidiaries (including Global), collectively.

All references to "Home Markets" mean North America, Western Europe, Brazil, Mexico and South Africa and to "Free World" mean worldwide, excluding China, the former Soviet Union, India and Eastern Europe (other than the former East Germany).

GENERAL

In 1995, the Company consummated (i) a leveraged recapitalization as a result of which Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, "Blackstone") became the owners of approximately 69% of the then outstanding shares of common stock (the "Recapitalization"), (ii) an initial public offering of common stock (the "Initial Offering"), (iii) a redemption of $175 million principal amount of senior subordinated notes (the "Subordinated Notes") at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued interest of approximately $4 million thereon (the "Redemption"), (iv) a refinancing of its then existing credit facilities (the "Recapitalization Bank Facilities") with new credit facilities (the "Senior Bank Facilities") at more favorable interest rates and with more favorable covenants and (v) the acquisition of substantially all of the shares of its Brazilian subsidiary owned by public shareholders in Brazil for an aggregate purchase price was $52 million, plus expenses of $3 million. Subsequent to 1995, the Company acquired additional shares from such Brazilian shareholders for $3 million. The acquisitions were accounted for as purchases.

In March 1996, Blackstone and certain other stockholders sold certain shares of common stock in a secondary public offering (the "1996 Secondary Offering"). After the 1996 Secondary Offering, Blackstone owned approximately 20% of the then outstanding shares of common stock. UCAR did not sell any shares in, or received any proceeds from, the 1996 Secondary Offering. Approximately 193,000 of the shares sold consisted of shares issued upon the exercise of employee stock options concurrently with the 1996 Secondary Offering, and UCAR received proceeds of approximately $1.5 million from the exercise of such options.

In November 1996, the Company acquired 90% of the equity of UCAR Grafit OAO ("UCAR Grafit"). The aggregate investment was $50 million. In the three months ended March 31, 1997, the Company acquired 70% of the equity of Carbone Savoie S.A.S. ("Carbone Savoie") for a purchase price of $33 million and, through a newly-formed 70%-owned subsidiary, UCAR Elektroden GmbH ("UCAR Elektroden"), acquired the graphite electrode business of Elektrokohle Lichtenberg AG ("EKL") in Berlin, Germany, for an aggregate purchase price of $15 million. In addition, the Company increased its investment in UCAR Grafit by $6 million. Subsequent to March 31, 1997, the Company acquired the outstanding shares of EMSA (Pty.) Ltd., its 50%-owned affiliate ("EMSA"), held by the Company's joint venture partner in South Africa. These acquisitions, which were financed from existing cash balances, cash flow from operations, short-term borrowings and borrowings under its revolving credit facility, were accounted for as purchases.

On February 10, 1997, UCAR's Board of Directors authorized a program to repurchase up to $100 million of common stock at prevailing prices from time to time in the open market or otherwise depending on market conditions and other factors, without any established minimum or maximum time period or number of shares. On April 8, 1997, Blackstone sold certain shares of common stock in a secondary public offering (the "1997 Secondary Offering"). Concurrently with the 1997 Secondary Offering, the Company repurchased 1,300,000 shares of common stock from Blackstone for $48 million, which repurchase constituted part of the previously announced stock repurchase program (the "Blackstone Share
Repurchase"). After the 1997 Secondary Offering and the Blackstone Share Repurchase, Blackstone owned approximately 3% of the outstanding shares of common stock, which shares were retained for distribution to or for sale for the account of Blackstone partners. UCAR did not sell any shares in, or received any proceeds from, the 1997 Secondary Offering. UCAR financed and intends to finance such repurchases from existing cash balances, cash flow from operations, short-term borrowings and borrowings under its revolving credit facility.

RESULTS OF OPERATIONS

Three  Months  ended March 31, 1997 as Compared to Three  Months ended March 31,
1996

Net sales of $238 million in the first quarter of 1997 ("1997 First Quarter") represent a 2% decrease from net sales of $243 million in the first quarter of 1996 ("1996 First Quarter"). The decrease in net sales was largely attributable to an 11% decrease in the volume of graphite electrodes sold due to continued softness in electric arc furnace steel production in Western Europe, specifically Italy, Spain and France. The rest of the world generally showed continued strength in demand for graphite electrodes. Net sales of graphite electrodes decreased 12% to $162 million in the 1997 First Quarter as compared to $184 million in the 1996 First Quarter. The average selling price of graphite electrodes (in dollars and net of changes in currency exchanges rates) increased 1.2% in the 1997 First Quarter as compared to the 1996 First Quarter. Net sales of aluminum industry products increased approximately $15 million as a result of the acquisition of Carbone Savoie. Net sales of all other product groups in the 1997 First Quarter were comparable to those in the 1996 First Quarter.

Gross profit for the 1997 First Quarter declined 5% to $88 million, or 37.0% of net sales, from $93 million, or 38.3% of net sales, in the 1996 First Quarter. The decline in gross profit was largely the result of the lower volume of graphite electrodes sold as well as the dilutive effect of newly acquired businesses, which presently have lower gross margins than the Company's other businesses. Excluding the impact of the acquired businesses, the gross margin for the 1997 First Quarter would have been approximately 38.6% of net sales.

Selling, administrative and other expenses was stable at $23 million in the 1997 First Quarter as compared to $22 million in the 1996 First Quarter.

Other (income) expense (net) was stable at $1 million of expense in each of the 1997 First Quarter and the 1996 First Quarter.

Operating profit in the 1997 First Quarter was $62 million (26.1% of net sales) as compared to $68 million (28.0% of net sales) in the 1996 First Quarter. The decrease was mainly due to the lower volume of graphite electrodes sold and increased costs associated with the recent acquisitions.

Interest expense decreased to $15 million in the 1997 First Quarter from $16 million in the 1996 First Quarter. The average outstanding total debt balance in the 1997 First Quarter was $653 million as compared to $669 million in the 1996 First Quarter, and the average annual interest rate in the 1997 First Quarter was 9.01% as compared to 9.63% in the 1996 First Quarter.

The provision for income taxes was $12 million in the 1997 First Quarter as compared to $19 million in the 1996 First Quarter. In the 1997 First Quarter, income tax expense was lower than the amount computed by applying the United States Federal income tax rate primarily due to tax credits in the United States from research and development expenses and tax benefits recognized in Italy and Spain associated with capital expenditures and fixed asset revaluations, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted principally of invested capital, operating cash flow and debt financing from affiliates, banks and institutional investors. The Company's uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures, distributions to or repurchases of equity from stockholders (in connection with the Recapitalization and the Blackstone Stock Repurchase), acquisition of controlling interests in new companies or businesses and acquisition of minority stockholders' shares of consolidated subsidiaries. Acquisitions and repurchases under UCAR's stock purchase program have been and are expected to be financed from existing cash balances, cash flow from operations, short-term borrowings and borrowings under its revolving credit facility.

Debt Financing and Amendments to Credit Facilities

At March 31, 1997, the Company had total debt of $669 million and stockholders' equity of $35 million as compared to total debt of $635 million and a stockholders' deficit of $2 million at December 31, 1996. At March 31, 1997, cash and cash equivalents were $77 million as compared to $95 million at December 31, 1996. On March 19, 1997, the Senior Bank Facilities were amended to reduce the interest rates on amounts outstanding under the Senior Bank Facilities, to increase the amount available under the revolving credit facility to $250 million from $100 million and to change the covenants to allow more flexibility in uses of free cash flow for acquisitions, capital expenditures and stock repurchases.

Inventory Levels and Working Capital

Inventory levels at any specified date are affected by increases in inventories of raw materials to meet anticipated increases in sales of finished products, customer buy-ins and other factors affecting net sales from quarter to quarter. Inventory levels increased to $200 million at March 31, 1997 from $176 million at December 31, 1996. This increase consisted mainly of inventory of recently acquired businesses.

The Company's working capital increased to $263 million at March 31, 1997 from $234 million at December 31, 1996, primarily as a result of the addition of $19 million of working capital of recently acquired businesses, an increase of $16 million in short-term borrowings and current portion of long-term debt and a decrease of $31 million in accrued income taxes and other accrued liabilities, mainly due to payments of income taxes and incentive programs. Cash and cash equivalents at March 31, 1997 included $44 million in cash held by the Company's Brazilian subsidiary.

Capital Expenditures

Capital expenditures aggregated $11 million in each of the 1997 First Quarter and the 1996 First Quarter. The Company expects capital expenditures in 1997 to total approximately $75 million to $80 million (including approximately $11 million for the Company's previously announced focused factory project and technology improvement projects and $15 million for capital improvements relating to facilities held by recently acquired businesses). Except for the focused factory project, most of the Company's capital expenditures have been, and are expected to be, made to maintain existing facilities and equipment, achieve cost savings and improve operating efficiencies.

Restrictions on Dividends and Distributions

Under the Senior Bank Facilities as amended on March 19, 1997, Global and UCAR are generally permitted to pay dividends to their respective stockholders and repurchase common stock only in an aggregate cumulative amount subsequent to March 19, 1997 equal to a percentage, ranging from 50% to 65% based on certain financial tests, of cumulative adjusted consolidated net income subsequent to December 31, 1996 (provided that (i) in any event, dividends and repurchases aggregating up to $15 million are permitted in any twelve-month period and (ii) dividends and repurchases that were permitted during the period from October 19, 1995 through December 31, 1996 but not paid or made (not exceeding $45,000,000) may be paid or made during 1997 in addition to dividends and repurchases otherwise permitted in 1997). In addition, if certain financial tests are not met, total dividends and repurchases in any year may not exceed $65,000,000. In addition, Global is permitted to pay dividends to UCAR (i) in respect of UCAR's administrative fees and expenses and (ii) for the specific purpose of the purchase or redemption by UCAR of capital stock held by present or former officers of the Company up to $5 million per year or $25 million in the aggregate. In general, amounts which are permitted to be paid as dividends in a year but are not so paid may be paid in subsequent years. The Subordinated
Note Indenture also limits the payment of dividends by Global to UCAR.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share" which is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 requires presentation of basic and diluted per-share amounts for income from continuing operations and for net income. The Company does not expect the adoption of this pronouncement to materially impact earnings per share.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number                     Description of Exhibit
------                     ----------------------

 2.33 Stock Repurchase Agreement among UCAR International Inc., Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P., Blackstone Family Investment Partnership II L.P. and Chase Equity Associates, L.P.

 10.1 Credit Agreement dated as of October 19, 1995 among UCAR International Inc., UCAR Global Enterprises Inc., the other Credit Parties named therein, the Lenders named therein, the Fronting Banks named therein and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, as amended and restated as of March 19, 1997

 10.6 Effectiveness Agreement dated as of March 19, 1997 among UCAR International Inc., UCAR Global Enterprises Inc., the Lenders listed therein, the Fronting Banks listed therein and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent (except, as to Exhibit A thereto, see Exhibit 10.1 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

 10.9 Reaffirmation Agreement dated as of March 19, 1997 among UCAR International Inc., UCAR Global Enterprises Inc., the Subsidiary Guarantors listed therein, the Foreign Subsidiaries referred to therein and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent

 11      Statement re: computation of per share earnings

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



                                        UCAR INTERNATIONAL INC.


Date:  April 30, 1997                   By:   /s/ William P. Wiemels
                                              ----------------------
                                              William P. Wiemels
                                              Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial Officer)

                             UCAR INTERNATIONAL INC.


                                INDEX TO EXHIBITS



Exhibit No.       Description

 2.33 Stock Repurchase Agreement among UCAR International Inc., Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P., Blackstone Family Investment Partnership II L.P. and Chase Equity Associates, L.P.

 10.1 Credit Agreement dated as of October 19, 1995 among UCAR International Inc., UCAR Global Enterprises Inc., the other Credit Parties named therein, the Lenders named therein, the Fronting Banks named therein and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, as amended and restated as of March 19, 1997

 10.6 Effectiveness Agreement dated as of March 19, 1997 among UCAR International Inc., UCAR Global Enterprises Inc., the Lenders listed therein, the Fronting Banks listed therein and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent (except, as to Exhibit A thereto, see Exhibit 10.1 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

 10.9     Reaffirmation  Agreement  dated  as  of  March  19,  1997  among  UCAR
          International Inc., UCAR Global Enterprises Inc., the Subsidiary Guarantors listed therein, the Foreign Subsidiaries referred to therein and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent

 11       Statement re: computation of per share earnings

 27       Financial Data Schedule