Form 10-Q
period 1997-06-30
UCAR INTERNATIONAL INC
filed 1997-08-04
CIK 931148

________________________________________________________________________________
________________________________________________________________________________


                                    FORM 10-Q
                                 ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1997

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 1997, 45,802,588 shares of common stock, par value $.01 per share, were outstanding.
________________________________________________________________________________
________________________________________________________________________________

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION:

  Item 1.   Financial Statements:
  -------------------------------

    Consolidated Balance Sheets as of June 30, 1997
      and December 31, 1996........................................     Page 3

    Consolidated  Statements of Operations  for the Three Months
      ended June 30, 1997 and 1996 and for the Six Months ended
      June 30, 1997 and 1996.......................................     Page 4

    Consolidated Statements of Cash Flows for the Six Months
      ended June 30, 1997 and 1996.................................     Page 5

    Consolidated Statement of Stockholders' Equity (Deficit) for the
      Six Months ended June 30, 1997...............................     Page 6

    Notes to Consolidated Financial Statements.....................     Page 7


  Item 2.   Management's Discussion and Analysis of Financial Condition
  ---------------------------------------------------------------------
            and Results of Operations..............................     Page 11
            -------------------------


PART II.   OTHER INFORMATION:

  Item 1.   Legal Proceedings......................................     Page 17
  ---------------------------

  Item 4.   Submission of Matters to a Vote of Security Holders....     Page 18
  -------------------------------------------------------------

  Item 6.   Exhibits and Reports on Form 8-K.......................     Page 18
  ------------------------------------------


SIGNATURE..........................................................     Page 19


INDEX TO EXHIBITS..................................................     Page E-1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)

                                                         June 30,   December 31,
                        ASSETS                             1997        1996
                                                           ----        ----
CURRENT ASSETS:                                        (Unaudited)
  Cash and cash equivalents...........................  $    60      $   95
  Short-term investments..............................       13          -
  Notes and accounts receivable.......................      247         185
  Inventories:
     Raw materials and supplies.......................       49          39
     Work in process..................................      126         100
     Finished goods...................................       38          37
                                                         ------       -----
                                                            213         176
  Prepaid expenses....................................       24          27
                                                         ------       -----
           Total current assets.......................      557         483
                                                         ------       -----
Property, plant and equipment.........................    1,296       1,087
Less: accumulated depreciation........................      714         653
                                                         ------       -----
           Net fixed assets...........................      582         434
                                                         ------       -----
Company carried at equity.............................       -           18
Other assets..........................................       62          53
                                                         ------       -----

           Total assets...............................  $ 1,201      $  988
                                                         ======       =====

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable....................................  $    67      $   67
  Short-term debt.....................................       73          53
  Payments due within one year on long-term debt......       26           1
  Accrued income and other taxes......................       34          37
  Other accrued liabilities...........................       79          91
                                                         ------       -----
           Total current liabilities..................      279         249
                                                         ------       -----
Long-term debt........................................      667         581
Other long-term obligations...........................      148         138
Deferred income taxes.................................       62          16
Minority stockholders' equity in consolidated entities       14           6
                                                         ------       -----
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.01, 10,000,000 shares
    authorized, none issued...........................       -           -
  Common stock, par value $.01, 100,000,000 shares
    authorized, 47,102,588 shares issued at June 30,
    1997, 46,614,724 shares issued at
    December 31, 1996.................................       -           -
  Additional paid-in capital..........................      504         498
  Cumulative foreign currency translation adjustment..     (120)       (116)
  Retained earnings (deficit).........................     (305)       (384)
                                                         ------       -----
                                                             79          (2)
  Less cost of common stock held in treasury,
    1,300,000 shares at June 30, 1997.................      (48)         -
                                                         ------       -----
           Total stockholders' equity (deficit)....          31          (2)
                                                         ------       -----
           Total liabilities and stockholders' equity
            (deficit)..............................     $ 1,201      $  988
                                                         ======       =====

See accompanying Notes to Consolidated Financial Statements.


                                                          PART I (Cont.)

                                             UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (Dollars in millions, except per share data)
                                                            (Unaudited)

                                                                             Three Months              Six Months
                                                                            Ended June 30,           Ended June 30,
                                                                            --------------           --------------
                                                                            1997      1996           1997      1996
                                                                            ----      ----           ----      ----


Net sales..............................................................  $   290   $   241        $   528   $   484
Cost of sales..........................................................      180       145            330       295
                                                                          ------    ------         ------    ------

Gross profit...........................................................      110        96            198       189
Research and development...............................................        2         2              4         4
Selling, administrative and other expenses.............................       27        23             50        45
Other (income) expense (net)...........................................       -         -               1         1
                                                                          ------    ------         ------    ------

       Operating profit................................................       81        71            143       139
Interest expense.......................................................       16        15             31        31
                                                                          ------    ------         ------    ------

       Income before provision for income taxes........................       65        56            112       108
Provision for income taxes.............................................       22        19             34        38
                                                                          ------    ------         ------    ------

       Income of consolidated entities.................................       43        37             78        70
Less: minority stockholders' share of income...........................        1        -               1        -
Plus: UCAR share of net income from company carried at equity..........       -          1              2         3
                                                                          ------    ------         ------    ------

       Income before cumulative effect of change in
         accounting principle..........................................       42        38             79        73

Cumulative effect on prior years of change in
    accounting for inventories.........................................       -         -              -          7
                                                                          ------    ------         ------    ------

       Net income......................................................  $    42   $    38        $    79   $    80
                                                                          ======    ======         ======    ======

PRIMARY NET INCOME PER COMMON SHARE:
    Income before cumulative effect of change in
       accounting principle............................................  $  0.89   $  0.78        $  1.64   $  1.51
    Cumulative effect on prior years of change in
       accounting for inventories......................................       -         -              -       0.15
                                                                          ------    ------         ------    ------
           Primary net income per share................................  $  0.89   $  0.78        $  1.64   $  1.66
                                                                          ======    ======         ======    ======

           Weighted average common shares outstanding
           (in thousands)..............................................   47,724    48,407         48,256    48,299
                                                                          ======    ======         ======    ======

See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                              (Dollars in millions)
                                   (Unaudited)
                                                                   Six Months
                                                                 Ended June 30,
                                                                 --------------
                                                                 1997      1996
                                                                 ----      ----
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income ..................................................  $  79     $  80
 Cumulative effect on prior years of change in
    accounting for inventories................................     -         (7)
 Non-cash charges to net income:
    Depreciation..............................................     24        19
    Deferred income taxes.....................................     -         11
    Other non-cash charges....................................      4         9
 Working capital*.............................................    (71)      (62)
 Long-term assets and liabilities.............................      5        (6)
                                                                 ----      ----
      NET CASH PROVIDED BY OPERATING ACTIVITIES...............     41        44
                                                                 ----      ----
CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures.........................................    (28)      (23)
 Purchase of subsidiaries, net of cash acquired...............   (123)       (3)
 Purchases of short-term investments..........................    (13)       -
 Redemption/sale of assets....................................      1         1
                                                                 ----      ----
      NET CASH USED IN INVESTING ACTIVITIES...................   (163)      (25)
                                                                 ----      ----
CASH FLOW FROM FINANCING ACTIVITIES:
 Short-term debt..............................................     20        (3)
 Long-term debt borrowings....................................    168         2
 Long-term debt reductions....................................    (57)      (35)
 Sale of common stock.........................................      3         1
 Financing costs..............................................     (2)        -
 Purchase of treasury stock...................................    (48)        -
 Tax benefit arising from exercise of employee stock options..      3         2
                                                                 ----      ----
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....     87       (33)
                                                                 ----      ----
Net decrease in cash and cash equivalents.....................    (35)      (14)
Cash and cash equivalents at beginning of period..............     95        53
                                                                 ----      ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................  $  60     $  39
                                                                 ====      ====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Net cash paid during the periods for:
   Interest expense..........................................   $  29     $  29
   Income taxes..............................................      38        26
*Net change in working capital by component (excluding
  cash and cash equivalents, short-term investments,
  deferred income taxes and short-term debt):
  (Increase) decrease in current assets:
     Notes and accounts receivable:
         Sale of receivables.................................   $   2     $   2
         Other changes.......................................     (37)      (22)
     Inventories.............................................       3       (24)
     Prepaid expenses and other current assets...............      (3)        4
   Decrease in payables and accruals.........................     (36)      (22)
                                                                 ----      ----
         WORKING CAPITAL.....................................   $ (71)    $ (62)
                                                                 ====      ====
See accompanying Notes to Consolidated Financial Statements.


                                                          PART I (Cont.)

                                             UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                       (Dollars in millions)
                                                            (Unaudited)


                                                                   Cumulative
                                                                     Foreign
                                                      Additional    Currency     Retained                   Total
                                            Common      Paid-in    Translation   Earnings   Treasury    Stockholders'
                                             Stock      Capital    Adjustment    (Deficit)    Stock   Equity (Deficit)
                                             -----      -------    ----------    ---------    -----   ----------------


BALANCE AT DECEMBER 31, 1996...........     $   -       $  498       $ (116)      $ (384)     $   -         $   (2)

Exercise of employee stock options.....         -            4           -            -           -              4
Tax benefit arising from exercise
   of employee stock options...........         -            3           -            -           -              3
Purchase of treasury stock.............         -            -           -            -          (48)          (48)
Cost of secondary offering.............         -           (1)          -            -           -             (1)
Translation adjustments................         -            -           (4)          -           -             (4)
Net income.............................         -            -           -            79          -             79
                                             -----       -----        -----        -----       -----         -----

BALANCE AT JUNE 30, 1997...............     $   -       $  504       $ (120)      $ (305)     $  (48)       $   31
                                             =====       =====        =====        =====       =====         =====


See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)    INTERIM FINANCIAL PRESENTATION

       The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission ("Commission") and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair statement of financial condition, results of operations, cash flows and changes in stockholders' equity (deficit) for the periods presented. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

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

       The following is a summary of the consolidated assets and liabilities of Global and its subsidiaries and their consolidated results of operations:

                                                  June 30,        December 31,
                                                    1997              1996
                                                    ----              ----
       Assets:                                      (Dollars in millions)
         Current assets........................  $   557            $  483
         Non-current assets....................      644               505
                                                  ------             -----

                Total assets...................  $ 1,201            $  988
                                                  ======             =====
       Liabilities:
         Current liabilities...................  $   279               249
         Non-current liabilities...............      877               735
                                                  ------             -----

                Total liabilities..............  $ 1,156            $  984
                                                  ======             =====
       Minority stockholders' equity in
         consolidated entities.................  $    14            $    6
                                                  ======             =====

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)



                                              Three Months          Six Months
                                             Ended June 30,       Ended June 30,
                                             --------------       --------------
                                             1997      1996       1997      1996
                                             ----      ----       ----      ----
                                                   (Dollars in millions)
     Net sales............................  $ 290     $ 241      $ 528     $ 484
     Gross profit.........................    110        96        198       189
     Income before cumulative effect of
       change in accounting principles....     42        38         79        73
     Net income ..........................     42        38         79        80

(3)    CHANGE IN ACCOUNTING FOR INVENTORIES

       Effective January 1, 1996, the Company changed its method of determining LIFO inventories. The new methodology provides specifically identified parameters for defining new items within the LIFO pool which the Company believes improves the accuracy of costing those items.

       The Company recorded income of $7 million (after related income taxes of $4 million) as the cumulative effect on prior years of this change in accounting for inventories. The Company believes this change will not materially impact the Company's on-going results of operations.

(4)    ACQUISITION OF SUBSIDIARY

       On April 22, 1997, the Company purchased the shares of EMSA (Pty.) Ltd. ("EMSA") held by Samancor Limited, the Company's joint venture partner in this 50%-owned affiliate. The purchase price was $75 million, plus expenses. Prior to April 22, 1997, the Company's investment in EMSA was carried on the equity basis and its proportional share of the net income was reported in income under the caption "UCAR share of net income from company carried at equity". The Consolidated Financial Statements have not been restated to reflect the increased ownership of EMSA at any date or for any period prior to the date of purchase.

       The acquisition was accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition.

(5)    AMENDMENTS TO CREDIT FACILITIES

       On March 19, 1997, the Company's senior secured bank credit facilities (the "Senior Bank Facilities") were amended to reduce the interest rates on amounts outstanding thereunder, to increase the amount available under its revolving credit facility to $250 million from $100 million and to change the covenants to allow more flexibility in uses of free cash flow for acquisitions,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)


       capital expenditures and stock repurchases. The interest rates applicable to the Senior Bank Facilities were reduced from an adjusted LIBOR plus a margin ranging from 1.00% - 2.00% to an adjusted LIBOR plus a margin ranging from 0.75% - 1.50%.

(6)    STOCK REPURCHASE PROGRAM

       On February 10, 1997, UCAR's Board of Directors authorized a program to repurchase up to $100 million of common stock at prevailing prices from time to time in the open market or otherwise depending on market conditions and other factors, without any established minimum or maximum time period or number of shares. On April 8, 1997, concurrent with the 1997 Secondary Offering (as defined below) and as part of this program, UCAR repurchased 1,300,000 shares of common stock from Blackstone (as defined below) for $48 million (the "Blackstone Share Repurchase").

(7)    SECONDARY OFFERING

       On April 8, 1997, 6,411,227 shares of common stock were sold by Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, "Blackstone") in a secondary public offering (the "1997 Secondary Offering"). After the 1997 Secondary Offering and the Blackstone Share Repurchase, Blackstone ceased to be a principal stockholder of UCAR. UCAR did not sell any shares in, or receive any proceeds from, the 1997 Secondary Offering.

(8)    INCOME TAXES

       In the six months ended June 30, 1997 and 1996, the Company paid $38 million and $26 million, respectively, to various taxing authorities and provided $34 million and $38 million, respectively, for income tax expense. In the six months ended June 30, 1997, income tax expense was lower than the amount computed by applying the United States Federal income tax rate primarily due to tax credits in the United States from research and development expenses and tax benefits recognized in Italy and Spain associated with capital expenditures and fixed asset revaluations, respectively.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)


(10)   CONTINGENCIES

       On June 5, 1997, the Company was served with a subpoena issued by a grand jury empaneled by the United States District Court for the Eastern District of Pennsylvania and a related search warrant. Counsel for the Company has been informed by attorneys for the Antitrust Division of the United States Department of Justice ("DOJ") that the grand jury is investigating whether there has been any violation of Federal antitrust laws by producers of graphite electrodes. Concurrently, the antitrust enforcement authorities of the European Union ("EU authorities") visited offices of the Company's French subsidiary for purposes of gathering information to determine if there has been any violation by producers of graphite electrodes of the antitrust laws of the European Union. The Company, through its counsel, is cooperating with the DOJ and the EU authorities. At this time, as far as the Company is aware, no governmental authority has made a finding or allegation that any person or company violated any antitrust law. No provision for any liability related to such matters has been made in the Consolidated Financial Statements.

       On June 17, 1997, UCAR was served with a complaint commencing a putative class action lawsuit alleging violations of Federal antitrust laws.
       Subsequently through July 31, 1997, UCAR has been served with three additional complaints commencing similar lawsuits. UCAR and other graphite electrode producers are named as defendants in each complaint. None of the complaints contains any specific allegations of the factual basis underlying such violations, and all of the complaints appear to be based on the existence of the previously announced grand jury investigation. In each complaint, the proposed class consists of all persons who purchased graphite electrodes in the United States directly from the defendants during the period from 1992 through the present. Each complaint seeks, among other things, an award of treble damages resulting from the alleged antitrust violations. The Company has not yet responded to formal discovery and substantive pre-trial motion practice has not yet begun and, therefore, no evaluation of potential liability has been made. The Company intends to vigorously defend against these lawsuits. No provision for any liability related to such matters has been made in the Consolidated Financial Statements.

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

GENERAL

In 1995, the Company consummated (i) a leveraged recapitalization as a result of which Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, "Blackstone") became the owners of approximately 69% of the then outstanding shares of common stock (the "Recapitalization"), (ii) an initial public offering of common stock (the "Initial Offering"), (iii) a redemption of $175 million principal amount of senior subordinated notes (the "Subordinated Notes") at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued interest of approximately $4 million thereon (the "Redemption"), (iv) a refinancing of its then existing recapitalization credit facilities (the "Recapitalization Bank Facilities") with new credit facilities (the "Senior Bank Facilities") at more favorable interest rates and with more favorable covenants and (v) the acquisition of substantially all of the shares of its Brazilian subsidiary owned by public shareholders in Brazil for an aggregate purchase price of $52 million, plus expenses of $3 million. Subsequent to 1995, the Company acquired additional shares from such Brazilian shareholders for $3 million. The acquisitions were accounted for as purchases.

In March 1996, Blackstone and certain other stockholders sold certain shares of common stock in a secondary public offering (the "1996 Secondary Offering"). After the 1996 Secondary Offering, Blackstone owned approximately 20% of the then outstanding shares of common stock. UCAR did not sell any shares in, or receive any proceeds from, the 1996 Secondary Offering.

In November 1996, the Company acquired 90% of the equity of UCAR Grafit OAO ("UCAR Grafit"). The aggregate investment was $50 million. In the three months ended March 31, 1997, the Company acquired 70% of the equity of Carbone Savoie S.A.S. ("Carbone Savoie") for a purchase price of $33 million and, through a newly-formed 70%-owned subsidiary, UCAR Elektroden GmbH ("UCAR Elektroden"), acquired the graphite electrode business of Elektrokohle Lichtenberg AG ("EKL") in

                             UCAR INTERNATIONAL INC.

Berlin, Germany, for an aggregate purchase price of $15 million. In addition, the Company increased its investment in UCAR Grafit by $6 million. In April 1997, the Company acquired the outstanding shares of EMSA (Pty.) Ltd., its 50%-owned affiliate ("EMSA"), held by the Company's joint venture partner in South Africa, for a purchase price of $75 million. The acquisition of these businesses and companies (collectively, the "Recently Acquired Businesses"), which were financed from existing cash balances, cash flow from operations, short-term borrowings and borrowings under the Company's revolving credit facility, were accounted for as purchases.

On February 10, 1997, UCAR's Board of Directors authorized a program to repurchase up to $100 million of common stock at prevailing prices from time to time in the open market or otherwise depending on market conditions and other factors, without any established minimum or maximum time period or number of shares. On April 8, 1997, Blackstone sold shares of common stock in a secondary public offering (the "1997 Secondary Offering"). Concurrently with the 1997 Secondary Offering and as part of this program, the Company repurchased
1,300,000 shares of common stock from Blackstone for $48 million (the "Blackstone Share Repurchase"). After the 1997 Secondary Offering and the Blackstone Share Repurchase, Blackstone ceased to be a principal stockholder of UCAR. UCAR did not sell any shares in, or receive any proceeds from, the 1997 Secondary Offering. UCAR financed and intends to finance such repurchases from existing cash balances, cash flow from operations, short-term borrowings and borrowings under the Company's revolving credit facility.

RESULTS OF OPERATIONS

Three Month and Six Month Periods ended June 30, 1997 as Compared to Three Month and Six Month Periods ended June 30, 1996

Net sales of $290 million in the second quarter of 1997 ("1997 Second Quarter") represented a 20% increase from net sales of $241 million in the second quarter of 1996 ("1996 Second Quarter"). The increase was largely attributable to an increase in net sales of graphite electrodes and aluminum industry products, partially offset by the impact of a stronger dollar on net sales (in dollar terms) in certain countries. Net sales of graphite electrodes increased 22% to $208 million in the 1997 Second Quarter as compared to $170 million in the 1996 Second Quarter. The increase in net sales of graphite electrodes was largely attributable to a 28% increase in the volume of graphite electrodes sold. Excluding graphite electrodes sold by the Recently Acquired Businesses, the volume of graphite electrodes sold increased by 10%. The Recently Acquired Businesses added $25 million of graphite electrode net sales on volume of approximately 8 thousand metric tons of graphite electrodes sold. The average selling price per metric ton (in dollars and net of changes in currency exchange rates) for the Company's graphite electrodes increased 2.1% in the 1997 Second Quarter as compared to the 1996 Second Quarter (after taking into account the average selling price per metric ton of graphite electrodes sold by the Recently Acquired Businesses in both the 1997 Second Quarter and the 1996 Second Quarter). In some countries where the Company sells its products, the average selling price per metric ton (in dollars) of the Company's graphite electrodes was lower in the 1997 Second Quarter than in the 1996 Second Quarter as a result of the continued strengthening of the dollar versus the local currencies. The Company has already informed customers in certain of these countries of local currency price increases which will take effect in the third

                             UCAR INTERNATIONAL INC.

and fourth quarters of 1997. Primarily due to the recent acquisition of Carbon Savoie, net sales of aluminum industry products increased approximately $16 million to $22 million in the 1997 Second Quarter. After excluding a one-time emergency order for carbon refractories of approximately $4 million which was shipped in the 1996 Second Quarter, net sales of $60 million of carbon and graphite specialties and Grafoil(registered) in the 1997 Second Quarter were comparable to those in the 1996 Second Quarter.

Net sales in the six months ended June 30, 1997 (the "1997 Period") were $528 million, an increase of 9% over net sales of $484 million in the six months ended June 30, 1996 (the "1996 Period"). The increase was largely attributable to an increase in net sales of graphite electrodes and aluminum industry products, partially offset by the impact of a stronger dollar on net sales (in dollar terms) in certain countries. Net sales of graphite electrodes were $370 million in the 1997 Period as compared to $353 million in the 1996 Period. The Recently Acquired Businesses added $27 million of net sales of graphite electrodes in the 1997 Period. The volume of graphite electrodes sold increased by 7,200 tons, or 6.9%, in the 1997 Period as compared to the 1996 Period. The average selling price per metric ton (in dollars and net of changes in currency exchange rates) for the Company's graphite electrodes rose by 1.8% in the 1997 Period as compared to the 1996 Period (after taking into account the average selling price per metric ton of graphite electrodes sold by the Recently Acquired Businesses in both the 1997 Period and the 1996 Period). Primarily due to the recent acquisition of Carbon Savoie, net sales of aluminum industry products increased approximately $34 million to $45 million in the 1997 Period. After excluding a one-time emergency order for carbon refractories of approximately $4 million which was shipped in the 1996 Second Quarter, net sales of $113 million of carbon and graphite specialties and Grafoil(Registered) in the 1997 Period were comparable to those in the 1996 Period.

Cost of sales increased 24% to $180 million in the 1997 Second Quarter from $145 million in the 1996 Second Quarter. This increase was primarily due to the impact of the Recently Acquired Businesses and the increased volume of graphite electrodes sold. The Recently Acquired Businesses currently have profit margins below the company-wide average of the Company's pre-existing businesses. In the 1997 Period, cost of sales increased 12% to $330 million from $295 million in the 1996 Period, also due primarily to the impact of the Recently Acquired Businesses and the increased volume of graphite electrodes sold.

As a result of the changes described above, the Company's gross profit margin decreased to 37.9% in the 1997 Second Quarter from 39.8% in the 1996 Second Quarter. In the 1997 Period, the Company's gross profit margin decreased to 37.5% from 39.0% in the 1996 Period. Excluding the impact of the Recently Acquired Businesses, the gross margin would have been 40.4% in the 1997 Second Quarter and 39.6% in the 1997 Period.

Selling, administrative and other expenses increased to $27 million in the 1997 Second Quarter from $23 million in the 1996 Second Quarter. For the 1997 Period, selling, administrative and other expenses increased to $50 million from $45 million in the 1996 Period. Excluding the impact of the Recently Acquired Businesses, selling, administrative and other expenses would have been $23 million in the 1997 Second Quarter and $44 million in the 1997 Period.

                             UCAR INTERNATIONAL INC.

Operating profit in the 1997 Second Quarter was $81 million (27.9% of net sales) as compared to $71 million (29.5% of net sales) in the 1996 Second Quarter. In the 1997 Period, operating profit was $143 million (27.1% of net sales) as compared to $139 million (28.7% of net sales) in the 1996 Period. Excluding the impact of Recently Acquired Businesses, operating profit margins for the 1997 Second Quarter and the 1997 Period would have been 30.8% and 29.6%, respectively.

Interest expense was stable at $16 million in the 1997 Second Quarter as compared to $15 million in the 1996 Second Quarter. The average outstanding total debt balance in the 1997 Second Quarter was $769 million as compared to $643 million in the 1996 Second Quarter, and the average annual interest rate in the 1997 Second Quarter was 8.6% as compared to 9.5% in the 1996 Second Quarter. The average outstanding total debt balance was $711 million and the average annual interest rate was 8.8% in the 1997 Period as compared to an average outstanding total debt of $656 million and an average annual interest rate of 9.5% in the 1996 Period.

The provision for income taxes was $22 million in the 1997 Second Quarter as compared to $19 million in the 1996 Second Quarter. The provision for income taxes was $34 million in the 1997 Period as compared to $38 million in the 1996 Period. In the 1997 Period, the provision for income taxes was lower than the amount computed by applying the United States Federal income tax rate primarily due to tax credits in the United States from research and development expenses and tax benefits recognized in Italy and Spain associated with capital expenditures and fixed asset revaluations, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted principally of invested capital, operating cash flow and debt financing from banks and institutional investors. The Company's uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures, distributions to or repurchases of equity from stockholders (in connection with the Recapitalization and the Blackstone Share Repurchase), acquisition of controlling interests in new companies or businesses and acquisition of minority stockholders' shares of consolidated subsidiaries. Acquisitions and repurchases under UCAR's stock repurchase program have been and are expected to be financed from existing cash balances, cash flow from operations, short-term borrowings and borrowings under the Company's revolving credit facility.

Debt Financing and Amendments to Credit Facilities

At June 30, 1997, the Company had total debt of $766 million and stockholders' equity of $31 million as compared to total debt of $635 million and a stockholders' deficit of $2 million at December 31, 1996. At June 30, 1997, cash, cash equivalents and short-term investments were $73 million as compared to $95 million at December 31, 1996. The additional borrowings were made and cash and cash equivalents were used primarily to finance the Blackstone Share Repurchase and the acquisition of the Recently Acquired Businesses.

                             UCAR INTERNATIONAL INC.

On March 19, 1997, the Senior Bank Facilities were amended to reduce the interest rates on amounts outstanding thereunder, to increase the amount available under the revolving credit facility to $250 million from $100 million and to change the covenants to allow more flexibility in uses of free cash flow for acquisitions, capital expenditures and stock repurchases.

Inventory Levels and Working Capital

During the 1997 Period, working capital increased by $44 million. Excluding the impact of the Recently Acquired Businesses, working capital remained at $234 million, the same level as December 31, 1996. However, there were significant fluctuations between the working capital accounts that are explained in the following comments. Notes and accounts receivable increased $25 million mainly due to increased sales of graphite electrodes. Accounts payable, accrued income taxes and other accrued liabilities decreased by $54 million primarily due to the payment of 1996 income taxes and incentive programs. Short-term debt and payments due within one year on long-term debt increased by $20 million and $25 million, respectively. These increases were the result of increased short-term borrowings by certain foreign subsidiaries to meet local cash needs and a current installment payment due under the Senior Bank Facilities. Inventory levels declined by $11 million partially as a result of foreign currency translation adjustments. Inventory levels at any specified date are affected by increases in inventories of raw materials to meet anticipated increases in sales of finished products, customer buy-ins and other factors affecting net sales from quarter to quarter. Cash, cash equivalents and short-term investments were $22 million lower at June 30, 1997 than at December 31, 1996, as described above.

Capital Expenditures

Capital expenditures aggregated $28 million in the 1997 Period as compared to $23 million in the 1996 Period. The Company expects capital expenditures in 1997 to total between approximately $75 million and $80 million (including approximately $15 million for capital improvements relating to facilities held by Recently Acquired Businesses). Most of the Company's capital expenditures have been, and are expected to be, made to maintain existing facilities and equipment, achieve cost savings and improve operating efficiencies.

Restrictions on Dividends and Distributions

Under the Senior Bank Facilities, as amended on March 19, 1997, Global and UCAR are generally permitted to pay dividends to their respective stockholders and repurchase common stock only in an aggregate cumulative amount subsequent to March 19, 1997 equal to a percentage, ranging from 50% to 65% based on certain financial tests, of cumulative adjusted consolidated net income subsequent to December 31, 1996 (provided that (i) in any event, dividends and repurchases aggregating up to $15 million are permitted in any twelve-month period and (ii) dividends and repurchases that were permitted during the period from October 19, 1995 through December 31, 1996 but not paid or made (not exceeding $45,000,000) may be paid or made during 1997 in addition to dividends and repurchases otherwise permitted in 1997). In addition, if certain financial tests are not met, total dividends and repurchases in any year may not exceed $65,000,000. In addition, Global is permitted to pay dividends

                             UCAR INTERNATIONAL INC.

to UCAR (i) in respect of UCAR's administrative fees and expenses and (ii) for the specific purpose of the purchase or redemption by UCAR of capital stock held by present or former officers of the Company up to $5 million per year or $25 million in the aggregate. In general, amounts which are permitted to be paid as dividends in a year but are not so paid may be paid in subsequent years. The indenture relating to the Subordinated Notes also limits the payment of dividends by Global to UCAR.

CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1996, the Company changed its method of determining LIFO inventories. The new methodology provides specifically identified parameters for defining new items within the LIFO pool which the Company believes improves the accuracy of costing those items. The Company recorded income of $7 million (after related income taxes of $4 million) as the cumulative effect on prior years of this change in accounting for inventories. The Company believes this change will not materially impact the Company's on-going results of operations.

Prior to the acquisition of the outstanding shares of EMSA on April 22, 1997, the Company's investment in EMSA was carried on the equity basis and its proportional share of the net income was reported in income under the caption "UCAR share of net income from company carried at equity". The Consolidated Financial Statements have not been restated to reflect the increased ownership of EMSA at any date or for any period prior to the date of acquisition.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 requires presentation of basic and diluted per-share amounts for income from continuing operations and for net income. The Company does not expect the adoption of SFAS 128 to materially impact earnings per share.

                           PART II. OTHER INFORMATION

                             UCAR INTERNATIONAL INC.


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

On June 5, 1997, the Company was served with a subpoena issued by a grand jury empaneled by the United States District Court for the Eastern District of Pennsylvania and a related search warrant. Counsel for the Company has been informed by attorneys for the Antitrust Division of the United States Department of Justice ("DOJ") that the grand jury is investigating whether there has been any violation of Federal antitrust laws by producers of graphite electrodes. Concurrently, representatives of the European Union Directorate General IV, the antitrust enforcement authorities of the European Union (the "EU authorities"), visited the offices of the Company's French subsidiary for purposes of gathering information to determine if there has been any violation by producers of graphite electrodes of Article 85-1 of the Treaty of Rome, the antitrust laws of the European Union. The Company, through its counsel, is cooperating with DOJ and the EU authorities. At this time, as far as the Company is aware, no governmental authority has made a finding or allegation that any person or company violated any antitrust law. No provision for any liability related to such matters has been made in the Consolidated Financial Statements.

On June 17, 1997, the Company was served with a complaint commencing a putative class action lawsuit in the United States District Court for the Western District of Pennsylvania. Subsequently through July 31, 1997, the Company has been served with three additional complaints commencing similar lawsuits in the United States District Court for the Eastern District of Pennsylvania. UCAR, SGL Carbon Corporation and The Carbide/Graphite Group, Inc. are named as defendants in each complaint. SGL Carbon AG is named as a defendant in each of the three subsequently served complaints. The plaintiff named in the first served complaint is Erie Forge and Steel, Inc., and the plaintiffs named in the other complaints respectively are: Kentucky Electric Steel Corporation, Koppel Steel Corporation and Newport Steel Corporation; Al Tech Specialty Steel Corporation; and Caparo Steel Company. In each complaint, the plaintiffs allege that the defendants violated antitrust laws. None of the complaints contains any specific allegations of the factual basis underlying such violations, and all of the complaints appear to be based on the existence of the previously announced grand jury investigation. In each complaint, the proposed class consists of all persons who purchased graphite electrodes in the United States directly from the defendants during the period from 1992 through the present. Each complaint seeks, among other things, an award of treble damages resulting from the alleged antitrust violations. The Company expects that the Judicial Panel on Multidistrict Litigation will consolidate these lawsuits into a single litigation. The Company has not yet responded to formal discovery and substantive pre-trial motion practice has not yet begun and, therefore, no evaluation of potential liability has been made. The Company intends to vigorously defend against these lawsuits. No provision for any liability related to such matters has been made in the Consolidated Financial Statements.

                           PART II. OTHER INFORMATION

                             UCAR INTERNATIONAL INC.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

On May 13, 1997, UCAR held its annual meeting of stockholders in Danbury, Connecticut. The stockholders elected the following directors with corresponding votes for and withheld:

                                           Number of             Number of
    Name of Director                    Shares Voted for      Shares Withheld
    ----------------                    ----------------      ---------------

    Robert P. Krass..................      42,582,581             207,745
    R. Eugene Cartledge..............      42,581,969             208,857
    John R. Hall.....................      42,582,589             207,737
    Robert D. Kennedy................      42,582,589             207,737


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)    EXHIBITS

       The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

       Exhibit
       Number                       Description of Exhibit
       ------                       ----------------------

       2.34 Share Sale Agreement between Samancor Limited and UCAR Carbon Company Inc. dated April 21, 1997

       10.32 UCAR Carbon Savings Plan as amended and restated effective January 1, 1996

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


                                         UCAR INTERNATIONAL INC.


Date:  August 4, 1997                    By:   /s/ William P. Wiemels
                                               ----------------------
                                               William P. Wiemels
                                               Vice President, Chief
                                               Financial Officer and Treasurer
                                               (Principal Financial Officer)

                             UCAR INTERNATIONAL INC.


                                INDEX TO EXHIBITS



EXHIBIT NO.     DESCRIPTION

   2.34 Share Sale Agreement between Samancor Limited and UCAR Carbon Company Inc. dated April 21, 1997

   10.32 UCAR Carbon Savings Plan as amended and restated effective January 1, 1996

   11           Statement re: computation of per share earnings

   27           Financial Data Schedule