Form 10-Q
period 1997-09-30
UCAR INTERNATIONAL INC
filed 1997-10-31
CIK 931148

________________________________________________________________________________
________________________________________________________________________________


                                    FORM 10-Q
                                 ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1997

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of September 30, 1997, 45,920,429 shares of common stock, par value $.01 per share, were outstanding.
________________________________________________________________________________
________________________________________________________________________________

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION:

  Item 1.   Financial Statements:
  -------------------------------

    Consolidated Balance Sheets as of September 30, 1997
      and December 31, 1996........................................     Page 3

    Consolidated Statements of Operations for the Three Months
      ended September 30, 1997 and 1996 and for the Nine Months
      ended September 30, 1997 and 1996............................     Page 4

    Consolidated Statements of Cash Flows for the Nine Months
      ended September 30, 1997 and 1996............................     Page 5

    Consolidated Statement of Stockholders' Equity (Deficit) for the
      Nine Months ended September 30, 1997.........................     Page 6

    Notes to Consolidated Financial Statements.....................     Page 7


  Item 2.   Management's Discussion and Analysis of Financial Condition
  ---------------------------------------------------------------------
            and Results of Operations..............................     Page 11
            -------------------------


PART II.   OTHER INFORMATION:

  Item 1.   Legal Proceedings......................................     Page 18
  ---------------------------

  Item 6.   Exhibits and Reports on Form 8-K.......................     Page 19
  ------------------------------------------


SIGNATURE..........................................................     Page 20


INDEX TO EXHIBITS..................................................     Page E-1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)

                                                      September 30, December 31,
                        ASSETS                             1997        1996
                                                           ----        ----
CURRENT ASSETS:                                        (Unaudited)
  Cash and cash equivalents...........................  $    72      $   95
  Short-term investments..............................       15          -
  Notes and accounts receivable.......................      233         185
  Inventories:
     Raw materials and supplies.......................       49          39
     Work in process..................................      126         100
     Finished goods...................................       31          37
                                                         ------       -----
                                                            206         176
  Prepaid expenses....................................       23          27
                                                         ------       -----
           Total current assets.......................      549         483
                                                         ------       -----
Property, plant and equipment.........................    1,269       1,087
Less: accumulated depreciation........................      720         653
                                                         ------       -----
           Net fixed assets...........................      549         434
                                                         ------       -----
Company carried at equity.............................       -           18
Other assets..........................................       87          53
                                                         ------       -----

           Total assets...............................  $ 1,185      $  988
                                                         ======       =====

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable....................................  $    59      $   67
  Short-term debt.....................................       71          53
  Payments due within one year on long-term debt......       31           1
  Accrued income and other taxes......................       38          37
  Other accrued liabilities...........................       85          91
                                                         ------       -----
           Total current liabilities..................      284         249
                                                         ------       -----
Long-term debt........................................      629         581
Other long-term obligations...........................      149         138
Deferred income taxes.................................       48          16
Minority stockholders' equity in consolidated entities       13           6
                                                         ------       -----
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.01, 10,000,000 shares
    authorized, none issued...........................       -           -
  Common stock, par value $.01, 100,000,000 shares
    authorized, 47,322,179 shares issued at
    September 30, 1997, 46,614,724 shares issued at
    December 31, 1996.................................       -           -
  Additional paid-in capital..........................      508         498
  Cumulative foreign currency translation adjustment..     (126)       (116)
  Retained earnings (deficit).........................     (268)       (384)
                                                         ------       -----
                                                            114          (2)
  Less cost of common stock held in treasury,
    1,401,750 shares .................................      (52)         -
                                                         ------       -----
           Total stockholders' equity (deficit)....          62          (2)
                                                         ------       -----
           Total liabilities and stockholders' equity
            (deficit)..............................     $ 1,185      $  988
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


                                                          PART I (Cont.)

                                             UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (Dollars in millions, except per share data)
                                                            (Unaudited)

                                                                             Three Months             Nine Months
                                                                          Ended September 30,     Ended September 30,
                                                                          -------------------     -------------------
                                                                            1997      1996           1997      1996
                                                                            ----      ----           ----      ----


Net sales..............................................................  $   278   $   227        $   806   $   711
Cost of sales..........................................................      174       141            504       436
                                                                          ------    ------         ------    ------

Gross profit...........................................................      104        86            302       275
Research and development...............................................        3         2              7         6
Selling, administrative and other expenses.............................       25        21             75        66
Other (income) expense (net)...........................................        5        -               6         1
                                                                          ------    ------         ------    ------

       Operating profit................................................       71        63            214       202
Interest expense.......................................................       17        16             48        47
                                                                          ------    ------         ------    ------

       Income before provision for income taxes........................       54        47            166       155
Provision for income taxes.............................................       17        14             51        52
                                                                          ------    ------         ------    ------

       Income of consolidated entities.................................       37        33            115       103
Less: minority stockholders' share of income...........................       -         -               1        -
Plus: UCAR share of net income from company carried at equity..........       -          2              2         5
                                                                          ------    ------         ------    ------

       Income before cumulative effect of change in
         accounting principle..........................................       37        35            116       108

Cumulative effect on prior years of change in
    accounting for inventories.........................................       -         -              -          7
                                                                          ------    ------         ------    ------

       Net income......................................................  $    37   $    35        $   116   $   115
                                                                          ======    ======         ======    ======

PRIMARY NET INCOME PER COMMON SHARE:
    Income before cumulative effect of change in
       accounting principle............................................  $  0.77   $  0.72        $  2.42   $  2.22
    Cumulative effect on prior years of change in
       accounting for inventories......................................       -         -              -       0.15
                                                                          ------    ------         ------    ------
           Primary net income per share................................  $  0.77   $  0.72        $  2.42   $  2.37
                                                                          ======    ======         ======    ======

           Weighted average common shares outstanding
           (in thousands)..............................................   47,711    48,619         48,074    48,405
                                                                          ======    ======         ======    ======

See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                              (Dollars in millions)
                                   (Unaudited)
                                                                 Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                               1997      1996
                                                               ----      ----
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income ................................................  $ 116     $ 115
 Cumulative effect on prior years of change in
  accounting for inventories................................     -         (7)
 Non-cash charges to net income:
    Depreciation.and amortization...........................     38        28
    Deferred income taxes...................................     (8)       17
    Other non-cash charges..................................      5        10
 Working capital*...........................................    (48)      (53)
 Long-term assets and liabilities...........................      6        (5)
                                                               ----      ----
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............    109       105
                                                               ----      ----
CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures.......................................    (46)      (37)
 Purchase of subsidiaries, net of cash acquired.............   (124)       (3)
 Purchases of short-term investments........................    (15)       -
 Redemption/sale of assets..................................      1         1
                                                               ----      ----
      NET CASH USED IN INVESTING ACTIVITIES.................   (184)      (39)
                                                               ----      ----
CASH FLOW FROM FINANCING ACTIVITIES:
 Short-term debt............................................     18         6
 Long-term debt borrowings..................................    168         2
 Long-term debt reductions..................................    (90)      (42)
 Sale of common stock.......................................      5         3
 Financing costs............................................     (2)        -
 Purchase of treasury stock.................................    (52)        -
 Tax benefit arising from exercise of employee stock options      5         3
                                                               ----      ----
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...     52       (28)
                                                               ----      ----
Net increase (decrease) in cash and cash equivalents........    (23)       38
Cash and cash equivalents at beginning of period............     95        53
                                                               ----      ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  72     $  91
                                                               ====      ====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Net cash paid during the periods for:
   Interest expense.........................................  $  50     $  46
   Income taxes.............................................     53        39
*Net change in working capital by component (excluding
  cash and cash equivalents, short-term investments,
  deferred income taxes and short-term debt):
  (Increase) decrease in current assets:
     Notes and accounts receivable:
         Sale of receivables...............................   $  (1)    $   3
         Other changes.....................................     (22)       (2)
     Inventories...........................................       7       (25)
     Prepaid expenses and other current assets.............      (1)        4
   Decrease in payables and accruals.......................     (31)      (33)
                                                               ----      ----
         WORKING CAPITAL...................................   $ (48)    $ (53)
                                                               ====      ====
See accompanying Notes to Consolidated Financial Statements.


                                                          PART I (Cont.)

                                             UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                       (Dollars in millions)
                                                            (Unaudited)


                                                                   Cumulative
                                                                     Foreign
                                                      Additional    Currency     Retained                   Total
                                            Common      Paid-in    Translation   Earnings   Treasury    Stockholders'
                                             Stock      Capital    Adjustment    (Deficit)    Stock   Equity (Deficit)
                                             -----      -------    ----------    ---------    -----   ----------------


BALANCE AT DECEMBER 31, 1996...........     $   -       $  498       $ (116)      $ (384)     $   -         $   (2)

Exercise of employee stock options.....         -            6           -            -           -              6
Tax benefit arising from exercise
   of employee stock options...........         -            5           -            -           -              5
Purchase of treasury stock.............         -            -           -            -          (52)          (52)
Cost of secondary offering.............         -           (1)          -            -           -             (1)
Translation adjustments................         -            -          (10)          -           -            (10)
Net income.............................         -            -           -           116          -            116
                                             -----       -----        -----        -----       -----         -----

BALANCE AT SEPTEMBER 30, 1997..........     $   -       $  508       $ (126)      $ (268)     $  (52)       $   62
                                             =====       =====        =====        =====       =====         =====

See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(1)    INTERIM FINANCIAL PRESENTATION

       The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission ("Commission") and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair statement of financial condition, results of operations, cash flows and changes in stockholders' equity (deficit) for the periods presented. Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

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

       The following is a summary of the consolidated assets and liabilities of Global and its subsidiaries and their consolidated results of operations:

                                            September 30,     December 31,
                                               1997              1996
                                               ----              ----
       Assets:                                 (Dollars in millions)
            Current assets................  $   549           $   483
            Non-current assets............      636               505
                                             ------            ------

               Total assets...............  $ 1,185           $   988
                                             ======            ======
       Liabilities:
            Current liabilities...........  $   284           $   249
            Non-current liabilities.......      826               735
                                             ------            ------

               Total liabilities..........  $ 1,110           $   984
                                             ======            ======

       Minority stockholders' equity in
         consolidated entities............  $    13           $     6
                                             ======            ======

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)


                                          Three Months           Nine Months
                                       Ended September 30,   Ended September 30,
                                         1997       1996       1997       1996
                                         ----       ----       ----       ----
                                                 (Dollars in millions)
Net sales.............................  $ 278      $ 227      $ 806      $ 711
Gross profit..........................    104         86        302        275
Income before cumulative effect of
  change in accounting principles.....     37         35        116        108
Net income ...........................     37         35        116        115

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

(4)    AMENDMENTS TO CREDIT FACILITIES

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

(5)    STOCK REPURCHASE PROGRAM

       On February 10, 1997, UCAR's Board of Directors authorized a program to repurchase up to $100 million of common stock at prevailing prices from time to time in the open market or otherwise depending on market conditions and other factors, without any established minimum or maximum time period or number of shares. On April 8, 1997, concurrent with the 1997 Secondary Offering (as defined below) and as part of this program, UCAR repurchased 1,300,000 shares of common stock from Blackstone (as defined below) for $47.5 million (the "Blackstone Share Repurchase"). In the three months ended September 30, 1997, the Company repurchased 101,750 shares of common stock for $4.5 million under this program.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)


(6)    SECONDARY OFFERING

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

(7)    INCOME TAXES

       In the nine months ended September 30, 1997 and 1996, the Company paid $53 million and $39 million, respectively, to various taxing authorities and provided $51 million and $52 million, respectively, for income tax expense. In the nine months ended September 30, 1997, income tax expense was lower than the amount computed by applying the United States Federal income tax rate primarily due to tax credits recognized in the United States associated with research and development expenses and tax benefits recognized in Italy and Spain associated with capital expenditures and fixed asset revaluations, respectively.

(8)    EARNINGS PER SHARE

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

(9)    CONTINGENCIES

       On June 5, 1997, the Company was served with subpoenas issued by the United States District Court for the Eastern District of Pennsylvania to produce documents to a grand jury convened by attorneys for the Antitrust Division of the United States Department of Justice ("DOJ") and a related search warrant. Counsel for the Company has been informed by the DOJ that the grand jury is investigating whether there has been any violation of Federal antitrust laws by producers of graphite electrodes. Concurrently, the antitrust enforcement authorities of the European Union ("EU authorities") visited offices of the Company's French subsidiary for purposes of gathering information to determine whether there has been any violation by producers of graphite electrodes of the antitrust laws of the European Union. Subsequently, the Company was served with subpoenas in the United States to produce documents relating to carbon electrodes and bulk

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

       graphite. The Company, through its counsel, is cooperating with the DOJ and the EU authorities. At this time, as far as the Company is aware, no governmental authority has made a finding or allegation that any person or company violated any antitrust law. No provision for any liability related to such matters has been made in the Consolidated Financial Statements.

       On June 17, 1997, UCAR was served with a complaint commencing a putative class action lawsuit alleging violations of Federal antitrust laws.
       Subsequently through October 30, 1997, UCAR has been served with four additional complaints commencing similar lawsuits. UCAR and other graphite electrode producers are named as defendants in each complaint. None of the complaints contains any specific allegations of the factual basis underlying such violations, and all of the complaints appear to be based on the existence of the previously announced grand jury investigation. In each complaint, the proposed class consists of all persons who purchased graphite electrodes in the United States directly from the defendants during the period from 1992 through the present. Each complaint seeks, among other things, an award of treble damages resulting from the alleged antitrust violations. Subsequently, one of the lawsuits was withdrawn without prejudice to re-file and all of the other lawsuits were consolidated into a single action. The Company has filed a motion to dismiss the consolidated complaint. On October 10, 1997, the District Court ordered a nine month stay of certain formal discovery proceedings. Since the consolidated lawsuit is still in its early stages no determination of potential liability has been made. The Company intends to vigorously defend against these lawsuits. No provision for any liability related to such matters has been made in the Consolidated Financial Statements.

                             UCAR INTERNATIONAL INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include the possibility that announced additions to electric arc furnace steel production capacity may not occur, that increased electric arc furnace steel production may not occur or result in increased demand or higher prices for graphite electrodes, that acquired manufacturing capacity may not be fully utilized, that technological advances expected by the Company (as defined herein) may not be achieved or that unanticipated events or difficulties relating to the recent acquisitions and the investigation and related lawsuit described below may occur, the impact of changes in currency exchange rates, changes in economic and competitive conditions and technological developments, and other risks and uncertainties, including those set forth in the Company's other filings with the Securities and Exchange Commission.

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

In November 1996, the Company acquired 90% of the equity of UCAR Grafit OAO ("UCAR Grafit") in Vyazma, Russia. The aggregate investment was $50 million. Subsequently, the Company increased its investment in UCAR Grafit by $7 million. In the three months ended March 31, 1997, the Company

                            UCAR INTERNATIONAL INC.

acquired 70% of the equity of Carbone Savoie S.A.S. ("Carbone Savoie") for a purchase price of $33 million and, through a newly-formed 70%-owned subsidiary, UCAR Elektroden GmbH ("UCAR Elektroden"), acquired the graphite electrode business of Elektrokohle Lichtenberg AG ("EKL") in Berlin, Germany, for an aggregate purchase price of $15 million. In April 1997, the Company acquired the outstanding shares of EMSA (Pty.) Ltd., its 50%-owned affiliate ("EMSA"), held by the Company's joint venture partner in South Africa, for a purchase price of $75 million. The acquisition of these businesses and companies (collectively, the "Recently Acquired Businesses"), which were financed from existing cash balances, cash flow from operations, short-term borrowings and borrowings under the Company's revolving credit facility, were accounted for as purchases.

On February 10, 1997, UCAR's Board of Directors authorized a program to repurchase up to $100 million of common stock at prevailing prices from time to time in the open market or otherwise depending on market conditions and other factors, without any established minimum or maximum time period or number of shares. On April 8, 1997, Blackstone sold shares of common stock in a secondary public offering (the "1997 Secondary Offering"). Concurrently with the 1997 Secondary Offering and as part of this program, the Company repurchased
1,300,000 shares of common stock from Blackstone for $47.5 million (the "Blackstone Share Repurchase"). After the 1997 Secondary Offering and the Blackstone Share Repurchase, Blackstone ceased to be a principal stockholder of UCAR. UCAR did not sell any shares in, or receive any proceeds from, the 1997 Secondary Offering. In the three months ended September 30, 1997, the Company repurchased 101,750 shares of common stock for $4.5 million under this program. UCAR financed and intends to finance such repurchases from existing cash balances, cash flow from operations, short-term borrowings and borrowings under the Company's revolving credit facility.

RESULTS OF OPERATIONS

Three Month and Nine Month Periods ended September 30, 1997 as Compared to Three Month and Nine Month Periods ended September 30, 1996

Net sales of $278 million in the third quarter of 1997 ("1997 Third Quarter") represented a 22% increase over net sales of $227 million in the third quarter of 1996 ("1996 Third Quarter"). The increase was largely attributable to an increase in net sales of graphite electrodes and aluminum industry products, partially offset by the impact of a stronger dollar on net sales (in dollar terms) in certain countries. Net sales of graphite electrodes increased 23% to $204 million in the 1997 Third Quarter from $166 million in the 1996 Third Quarter. The increase in net sales of graphite electrodes was attributable to an increase of 14,400 metric tons, or 29%, in the volume of graphite electrodes sold to 63,400 metric tons in the 1997 Third Quarter from 49,000 metric tons in the 1996 Third Quarter. Excluding graphite electrodes sold by the Recently Acquired Businesses, the volume of graphite electrodes sold increased by 10% to 54,100 metric tons. The Recently Acquired Businesses added $27 million of graphite electrode net sales on volume of approximately 9,000 metric tons of graphite electrodes sold. The Company currently believes that total electric arc furnace steel production will increase at least at the historical trend line growth rate of 4% per year for the next several years under current economic and industry conditions. With that growth, the Company currently believes that graphite electrode demand, net of any decline in specific consumption, should grow at approximately 2% per year. The average selling price per metric ton (in dollars and net of changes in currency exchange rates) for the Company's graphite electrodes was $3,081 in the 1997 Third Quarter as compared to $3,111 in the 1996 Third Quarter (after taking into account the average selling price per metric ton of graphite electrodes sold by the Recently Acquired Businesses in the 1997 Third Quarter and including EMSA in the 1996 Third Quarter). The average selling price per metric ton (in dollars) of the Company's graphite electrodes was lower in the 1997 Third Quarter than in the 1996 Third Quarter as a result of the continued strengthening of the dollar as compared to other currencies, particularly Western European currencies, and the impact of the Recently Acquired Businesses. The Recently Acquired Businesses currently have average selling prices below the company-wide average of the Company's graphite electrodes business. The Company has already informed customers in certain markets of local currency price increases to take effect in the second half of 1997 and first quarter of 1998 in effort to minimize the impact of the strengthening dollar. Primarily due to the recent acquisition of Carbone Savoie, net sales of aluminum industry products increased approximately $13 million to $18 million in the 1997 Third Quarter. Net sales of $56 million of carbon and graphite specialties and Grafoil(R) in the 1997 Third Quarter were comparable to those in the 1996 Third Quarter.

Net sales in the nine months ended September 30, 1997 (the "1997 Period") were $806 million, an increase of 13% over net sales of $711 million in the nine months ended September 30, 1996 (the "1996 Period"). The increase was largely attributable to an increase in net sales of graphite electrodes and aluminum industry products, partially offset by the impact of a stronger dollar on net sales (in dollar terms) in certain countries. Net sales of graphite electrodes were $574 million in the 1997 Period as compared to $519 million in the 1996 Period, an increase of 11%. The increase in net sales of graphite electrodes was attributable to an increase of 21,600 metric tons, or 14%, in the volume of graphite electrodes sold to 175,400 metric tons in the 1997 Period from 153,800 metric tons in the 1996 Period. Excluding graphite electrodes sold by the Recently Acquired Businesses, the volume of graphite electrodes sold increased by 2.5% to 157,700 metric tons. The Recently Acquired Businesses added $55 million of graphite electrode net sales in the 1997 Period on volume of approximately 17,700 metric tons of graphite electrodes sold. The average selling price per metric ton (in dollars and net of changes in currency exchange rates) for the Company's graphite electrodes was $3,105 in the 1997 Period as compared to $3,082 in the 1996 Period (after taking into account the average selling price per metric ton of graphite electrodes sold by the Recently Acquired Businesses in the 1997 Period and including EMSA in the 1996 Period). Primarily due to the recent acquisition of Carbone Savoie, net sales of aluminum industry products increased approximately $46 million to $62 million in the 1997 Period. Net sales of $170 million of carbon and graphite specialties and Grafoil(R) in the 1997 Period were comparable to those in the 1996 Period.

Cost of sales increased 23% to $174 million in the 1997 Third Quarter from $141 million in the 1996 Third Quarter. This increase was primarily due to the impact of the Recently Acquired Businesses and the increased volume of graphite electrodes sold. The Recently Acquired Businesses currently have margins below the company-wide average of the Company's pre-existing businesses. In the 1997 Period, cost of sales increased 16% to $504 million from $436 million in the 1996 Period, also due

                            UCAR INTERNATIONAL INC.

primarily to the impact of the Recently Acquired Businesses and the increased volume of graphite electrodes sold.

As a result of the changes described above, the Company's gross profit margin decreased to 37.4% in the 1997 Third Quarter from 37.9% in the 1996 Third Quarter and to 37.5% in the 1997 Period from 38.7% in the 1996 Period. Excluding the impact of the Recently Acquired Businesses, the gross margin would have increased to 39.2% in the 1997 Third Quarter and 39.3% in the 1997 Period.

Selling, administrative and other expenses increased to $25 million in the 1997 Third Quarter from $21 million in the 1996 Third Quarter. For the 1997 Period, selling, administrative and other expenses increased to $75 million from $66 million in the 1996 Period. Excluding the impact of the Recently Acquired Businesses, selling, administrative and other expenses would have been virtually unchanged at $21 million in the 1997 Third Quarter and $64 million in the 1997 Period.

Other (income) expense (net) was $5 million of expense in the 1997 Third Quarter as compared to nil in the 1996 Third Quarter. This change was primarily due to
(i) a $2 million expense as a result of legal fees and other costs associated with the investigation and related lawsuit described in Item 1. Legal Proceedings below, (ii) a $2 million expense as a result of consulting fees associated with projects that the Company is evaluating and undertaking to further improve operating efficiency, integrate worldwide operations and generate earnings growth and (iii) a $1 million expense as a result of amortization of cost in excess of fair value of net assets of Recently Acquired Businesses. The Company currently anticipates that the expenditures relating to the investigation and lawsuit will continue at an average rate of approximately $1.5 million per quarter through 1998. The rate of expenditure will be dependent on the pace at which the governmental authorities pursue the investigation and the plaintiffs pursue the lawsuits. The Company currently anticipates that consulting fees will be approximately $2 million in the fourth quarter of 1997 and will continue to be approximately the same amount through each quarter of 1998. The Company currently anticipates that such projects will have cost pay back periods of one to two years.

Operating profit in the 1997 Third Quarter was $71 million (25.5% of net sales) as compared to $63 million (27.8% of net sales) in the 1996 Third Quarter. In the 1997 Period, operating profit was $214 million (26.6% of net sales) as compared to $202 million (28.4% of net sales) in the 1996 Period. Excluding the impact of Recently Acquired Businesses, operating profit margins for the 1997 Third Quarter and the 1997 Period would have been 27.6% and 28.9%, respectively.

Interest expense was stable at $17 million in the 1997 Third Quarter as compared to $16 million in the 1996 Third Quarter. The average outstanding total debt balance in the 1997 Third Quarter was $753 million as compared to $634 million in the 1996 Third Quarter, and the average annual interest rate in the 1997 Third Quarter was 9.0% as compared to 9.7% in the 1996 Third Quarter. The average outstanding total debt balance was $725 million and the average annual interest rate was 8.9% in the 1997 Period as compared to an average outstanding total debt balance of $649 million and an average annual interest rate of 9.6% in the 1996 Period.

                            UCAR INTERNATIONAL INC.

The provision for income taxes was $17 million in the 1997 Third Quarter as compared to $14 million in the 1996 Third Quarter. The provision for income taxes was $51 million in the 1997 Period as compared to $52 million in the 1996 Period. In the 1997 Period, the provision for income taxes was lower than the amount computed by applying the United States Federal income tax rate primarily due to tax credits recognized in the United States associated with research and development expenses and tax benefits recognized in Italy and Spain associated with capital expenditures and fixed asset revaluations, respectively.

As a result of the changes described above, net income for the 1997 Third Quarter was $37 million, an increase of 6% from net income of $35 million in the 1996 Third Quarter. The increase includes the effect of a combined net loss of $2.5 million in the 1997 Third Quarter for UCAR Grafit and UCAR Elektroden, a portion of which is reflected in the margins discussed above. The net loss was primarily due to local economic conditions which made it difficult to sell products for currency and to a historical lack of proper accounting systems which has fostered an environment where product pricing is not necessarily in line with costs. The Company is developing third party barter relationships and implementing cost savings measures for these companies. The Company currently anticipates that these companies will generate net losses in 1998 and will be profitable and have margins in line with the company-wide averages of the Company's pre-existing businesses within three to five years. Net income for the 1997 Period was $116 million, an increase of 7% from net income of $108 million (excluding a gain of $7 million for a change in accounting for inventories) in the 1996 Period. The increase includes the effect of a combined net loss of $4 million in the 1997 Period for UCAR Grafit and UCAR Elektroden.

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

Debt Financing and Amendments to Credit Facilities

At September 30, 1997, the Company had total debt of $731 million and stockholders' equity of $62 million as compared to total debt of $635 million and a stockholders' deficit of $2 million at December 31, 1996. At September 30, 1997, cash, cash equivalents and short-term investments were $87 million as compared to $95 million at December 31, 1996. The additional borrowings were made and cash and cash equivalents were used primarily to finance the Blackstone Share Repurchase and the acquisition of the Recently Acquired Businesses.

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

Inventory Levels and Working Capital

During the 1997 Period, working capital increased by $31 million. Excluding the impact of the Recently Acquired Businesses, working capital decreased by $13 million during the 1997 Period. Notes and accounts receivable increased $11 million mainly due to increased net sales. The increase was due to net sales which were partially offset by foreign currency translation adjustments resulting from the continued strengthening of the dollar as compared to other currencies. Accounts payable, accrued income taxes and other accrued liabilities decreased by $52 million primarily as a result of foreign currency translation adjustments as well as decreases in tax liabilities and accrued liabilities and accounts payable of the Recently Acquired Businesses. Short-term debt and payments due within one year on long-term debt increased by $18 million and $30 million, respectively. These increases were the result of increased short-term borrowings by certain foreign subsidiaries to meet local cash needs and current installment payments due in 1998 under the Senior Bank Facilities, respectively. Inventory levels declined by $18 million partially as a result of foreign currency translation adjustments. Inventory levels at any specified date are affected by increases in inventories of raw materials to meet anticipated increases in sales of finished products, customer buy-ins and other factors affecting net sales from quarter to quarter. Cash, cash equivalents and short-term investments were $8 million lower at September 30, 1997 than at December 31, 1996.

Capital Expenditures

Capital expenditures aggregated $46 million in the 1997 Period as compared to $37 million in the 1996 Period. The Company expects capital expenditures in 1997 to total between approximately $75 million and $80 million (including approximately $15 million for capital improvements relating to facilities held by Recently Acquired Businesses). Most of the Company's capital expenditures have been, and are expected to be, made to maintain existing facilities and equipment, achieve cost savings and improve operating efficiencies.

Restrictions on Dividends and Distributions

Under the Senior Bank Facilities, as amended on March 19, 1997, Global and UCAR are generally permitted to pay dividends to their respective stockholders and repurchase common stock only in an aggregate cumulative amount subsequent to March 19, 1997 equal to a percentage, ranging from 50% to 65% based on certain financial tests, of cumulative adjusted consolidated net income subsequent to December 31, 1996 (provided that (i) in any event, dividends and repurchases aggregating up to $15 million are permitted in any twelve-month period and (ii) dividends and repurchases that were permitted during the period from October 19, 1995 through December 31, 1996 but not paid or made (not

                            UCAR INTERNATIONAL INC.

exceeding $45,000,000) may be paid or made during 1997 in addition to dividends and repurchasesotherwise permitted in 1997). In addition, if certain financial tests are not met, total dividends and repurchases in any year may not exceed $65,000,000. In addition, Global is permitted to pay dividends to UCAR (i) in respect of UCAR's administrative fees and expenses and (ii) for the specific purpose of the purchase or redemption by UCAR of capital stock held by present or former officers of the Company up to $5 million per year or $25 million in the aggregate. In general, amounts which are permitted to be paid as dividends in a year but are not so paid may be paid in subsequent years. The indenture relating to the Subordinated Notes also limits the payment of dividends by Global to UCAR.

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

Prior to the acquisition of the outstanding shares of EMSA on April 22, 1997, the Company's investment in EMSA was carried on the equity basis and its proportional share of the net income was reported in income under the caption "UCAR share of net income from company carried at equity." The Consolidated Financial Statements have not been restated to reflect the increased ownership of EMSA at any date or for any period prior to the date of acquisition.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 requires presentation of basic and diluted per share amounts for income from continuing operations and for net income. The Company does not expect the adoption of SFAS 128 to materially impact earnings per share.

                           PART II. OTHER INFORMATION

                             UCAR INTERNATIONAL INC.


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

On June 5, 1997, the Company was served with subpoenas issued by the United States District Court for the Eastern District of Pennsylvania (the "District Court") to produce documents to a grand jury convened by attorneys for the Antitrust Division of the United States Department of Justice ("DOJ") and a related search warrant. Counsel for the Company has been informed by the DOJ that the grand jury is investigating whether there has been any violation of Federal antitrust laws by producers of graphite electrodes. Concurrently, representatives of the European Union Directorate General IV, the antitrust enforcement authorities of the European Union (the "EU authorities"), visited the offices of the Company's French subsidiary for purposes of gathering information to determine whether there has been any violation by producers of graphite electrodes of Article 85-1 of the Treaty of Rome, the antitrust law of the European Union. Subsequently, the Company was served with subpoenas in the United States to Produce documents relating to carbon electrodes and bulk graphite. The Company, through its counsel, is cooperating with the DOJ and the EU authorities. At this time, as far as the Company is aware, no governmental authority has made a finding or allegation that any person or company violated any antitrust law. No provision for any liability related to such matters has been made in the Consolidated Financial Statements.

On June 17, 1997, the Company was served with a complaint commencing a putative class action lawsuit in the United States District Court for the Western District of Pennsylvania. Subsequently through October 30, 1997, the Company has been served with four additional complaints commencing similar lawsuits in the District Court. UCAR, SGL Carbon Corporation and The Carbide/Graphite Group, Inc. are named as defendants in each complaint. SGL Carbon AG is named as a defendant in each of the four subsequently served complaints. The plaintiff named in the first served complaint is Erie Forge and Steel, Inc., and the plaintiffs named in the other complaints respectively are: Kentucky Electric Steel Corporation, Koppel Steel Corporation and Newport Steel Corporation; Al Tech Specialty Steel Corporation; Caparo Steel Company; and Cascade Steel Rolling Mills, Inc. In each complaint, the plaintiffs allege that the defendants violated Federal antitrust laws. None of the complaints contains any specific allegations of the factual basis underlying such violations, and all of the complaints appear to be based on the existence of the previously announced grand jury investigation. In each complaint, the proposed class consists of all persons who purchased graphite electrodes in the United States directly from the defendants during the period from 1992 through the present. Each complaint seeks, among other things, an award of treble damages resulting from the alleged antitrust violations. On August 5, 1997, the four lawsuits filed in the District Court were consolidated into a single action in the District Court entitled In re: Graphite Electrodes Antitrust Litigation. On August 21, 1997, the first served complaint was withdrawn without prejudice to re-file. On October 10, 1997, the District Court ordered a nine-month stay of certain formal discovery proceedings. The Company has filed a motion to dismiss the consolidated complaint. Since the consolidated lawsuit is still in its early stages, no determination of potential liability has been made. The Company intends to vigorously defend against these lawsuits. No provision for any liability related to such matters has been made in the Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)  EXHIBITS

     The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

     Exhibit
     Number                    Description of Exhibit
     ------                    ----------------------

     10.22 UCAR International Inc. Amended and Restated Management Stock Option Plan, effective as of January 26, 1997 (restated to delete provisions which have ceased to be operative)

     11        Statement re: computation of per share earnings

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



                                           UCAR INTERNATIONAL INC.



Date:  October 31, 1997                    By:   /s/ William P. Wiemels
                                                 ----------------------
                                                 William P. Wiemels
                                                 Vice President, Chief
                                                 Financial Officer and Treasurer
                                                 (Principal Financial Officer)

                            UCAR INTERNATIONAL INC.

                                INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION

  10.22 UCAR International Inc. Amended and Restated Management Stock Option Plan, effective as of January 26, 1997 (restated to delete provisions which have ceased to be operative)

  11            Statement re: computation of per share earnings

  27            Financial Data Schedule