Form 10-K
period 1997-12-31
UCAR INTERNATIONAL INC
filed 1998-04-15
CIK 931148

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           --------------------------
      (MARK ONE)
      |X| ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF THE  SECURITIES
          EXCHANGE  ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO

                        COMMISSION FILE NUMBER: (1-13888)

                           --------------------------

                             UCAR INTERNATIONAL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                         06-1385548
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

                           --------------------------

         39 OLD RIDGEBURY ROAD                            06817-0001
         DANBURY, CONNECTICUT                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 207-7700

                           --------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
        TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON
                                                       WHICH REGISTERED:
COMMON STOCK, PAR VALUE $.01 PER SHARE             NEW YORK STOCK EXCHANGE


                           --------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                           --------------------------

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant'S knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of April 1, 1998, 44,956,725 shares of common stock were outstanding. The aggregate market value of the outstanding common stock as of April 1, 1998 (based upon the closing sale price of the common stock on the New York Stock Exchange on such date) held by non-affiliates of the registrant was approximately $1,408 million.
                               _____________________

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required under Part III is incorporated by reference from the UCAR International, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 1998, which will be filed on or about April 30, 1998.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                               Page

PART I

Item 1.    Business..........................................................     2
           Introduction......................................................     2
           Corporate History.................................................     3
           Markets and Industry Overview.....................................     6
           Outlook for Graphite Electrodes Industry..........................     8
           Manufacturing Processes and International Operations..............     8
           Products..........................................................    10
           Raw Materials and Suppliers.......................................    10
           Sales and Customer Service; Research and Development..............    11
           Distribution......................................................    12
           Patents and Trademarks............................................    12
           Competition.......................................................    12
           Environmental Matters.............................................    13
           Insurance.........................................................    14
           Employees.........................................................    15
Item 2.    Properties........................................................    15
Item 3.    Legal Proceedings.................................................    16
Item 4.    Submission of Matters to a Vote of Security Holders...............    19

PART II
Item 5.    Market for Registrant's Common Stock and Related
            Stockholder Matters..............................................    19
           Market Information................................................    19
           Dividend Policy...................................................    19
Item 6.    Selected Financial Data...........................................    20
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................    23
Item 7A.   Quantitative and Qualitative Disclosures About Market Risks.......    36
Item 8.    Financial Statements and Supplementary Data.......................    37
Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.........................................    73

PART III
Items 10 to 13 inclusive........................................................ 73
           Executive Officers and Directors..................................    73

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K......................................................    75



      THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE STATEMENTS INCLUDE STATEMENTS ABOUT ELECTRIC ARC FURNACE ("EAF") STEEL PRODUCTION, PRICES, SALES AND DEMAND FOR GRAPHITE ELECTRODES AND OTHER PRODUCTS, FUTURE OPERATIONAL AND FINANCIAL PERFORMANCE OF PRE-EXISTING AND RECENTLY ACQUIRED BUSINESSES, LEGAL FEES AND RELATED COSTS, CONSULTING FEES AND RELATED PROJECTS, COSTS, MARGINS AND EARNINGS GROWTH. EXCEPT AS OTHERWISE REQUIRED TO BE DISCLOSED IN PERIODIC REPORTS REQUIRED TO BE FILED BY COMPANIES REGISTERED UNDER THE EXCHANGE ACT BY THE RULES OF THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), THE COMPANY HAS NO DUTY TO UPDATE SUCH STATEMENTS. ACTUAL FUTURE EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS FACTORS. SUCH FACTORS INCLUDE THE POSSIBILITY THAT ANNOUNCED ADDITIONS TO EAF STEEL PRODUCTION CAPACITY MAY NOT OCCUR OR THAT INCREASED EAF STEEL PRODUCTION MAY NOT RESULT IN INCREASED DEMAND OR PRICES FOR GRAPHITE ELECTRODES, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES RELATING TO INVESTIGATIONS BY ANTITRUST AUTHORITIES IN THE UNITED STATES AND THE EUROPEAN UNION OR RELATED ANTITRUST CLASS ACTION, SHAREHOLDER DERIVATIVE OR SECURITIES CLASS ACTION LAWSUITS, THE ASSERTION OF OTHER CLAIMS RELATING TO SUCH INVESTIGATIONS OR LAWSUITS OR THE SUBJECT MATTER THEREOF, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES RELATING TO RECENTLY ACQUIRED BUSINESSES, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES RELATING TO GLOBAL INTEGRATION AND OTHER PROJECTS, CHANGES IN CURRENCY EXCHANGE RATES, CHANGES IN ECONOMIC AND COMPETITIVE CONDITIONS, TECHNOLOGICAL DEVELOPMENTS, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH HEREIN.

      NEITHER THE STATEMENTS CONTAINED HEREIN NOR ANY CHARGE TAKEN BY THE COMPANY RELATING TO ANY LEGAL PROCEEDINGS SHALL BE DEEMED TO CONSTITUTE AN ADMISSION AS TO ANY WRONGDOING OR LIABILITY IN CONNECTION WITH THE SUBJECT MATTER OF SUCH PROCEEDINGS.

      UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO "UCAR" MEAN UCAR INTERNATIONAL INC. AND TO THE "COMPANY" MEAN UCAR, ITS WHOLLY AND MAJORITY OWNED SUBSIDIARIES (INCLUDING UCAR GLOBAL ENTERPRISES INC. ("GLOBAL") AND EMSA (PTY.) LTD. ("EMSA")) AND ITS AND THEIR PREDECESSORS (INSOFAR AS A PREDECESSOR'S ACTIVITIES RELATED TO THE CARBON AND GRAPHITE PRODUCTS BUSINESS), COLLECTIVELY, EXCEPT THAT SUCH REFERENCES DO NOT INCLUDE UCAR GRAFIT OAO ("UCAR GRAFIT"), CARBONE SAVOIE S.A.S. ("CARBONE SAVOIE") OR UCAR ELEKTRODEN GMBH ("UCAR ELEKTRODEN" AND, TOGETHER WITH UCAR GRAFIT, CARBONE SAVOIE AND EMSA, THE "ACQUIRED COMPANIES") WITH RESPECT TO TIME PERIODS PRIOR TO THEIR RESPECTIVE ACQUISITIONS. SEPARATE FINANCIAL STATEMENTS OF GLOBAL ARE NOT PRESENTED BECAUSE THEY WOULD NOT BE MATERIAL TO HOLDERS OF SUBORDINATED NOTES (AS DEFINED HEREIN). REFERENCES TO COST IN THE CONTEXT OF THE COMPANY'S STRATEGY AS A LOW-COST PRODUCER DO NOT INCLUDE THE $340 MILLION CHARGE DESCRIBED HEREIN. UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION REFERS TO THAT OF THE COMPANY (INCLUDING THE ACQUIRED COMPANIES (OTHER THAN EMSA) SINCE THEIR RESPECTIVE ACQUISITIONS AND EMSA SINCE THE ACQUISITION IN APRIL 1997 OF THE 50% OF ITS EQUITY NOT PREVIOUSLY OWNED BY THE COMPANY) ON A CONSOLIDATED BASIS (USING THE EQUITY METHOD FOR FINANCIAL INFORMATION ONLY FOR EMSA PRIOR TO THE ACQUISITION OF SUCH EQUITY).

      UNLESS OTHERWISE INDICATED, ALL INFORMATION HAS BEEN ADJUSTED TO REFLECT THE RECLASSIFICATION OF THE COMMON STOCK OF UCAR IN CONNECTION WITH, AND THE STOCK SPLITS EFFECTED AFTER, THE LEVERAGED RECAPITALIZATION OF THE COMPANY ON JANUARY 26, 1995 (THE "RECAPITALIZATION").

      REFERENCES TO "HOME MARKETS" MEAN NORTH AMERICA, WESTERN EUROPE, BRAZIL AND SOUTH AFRICA AND TO "FREE WORLD" MEAN WORLDWIDE, EXCLUDING CHINA, THE FORMER SOVIET UNION, INDIA AND EASTERN EUROPE. UNLESS OTHERWISE INDICATED HEREIN, MARKET SHARE DATA IS GIVEN FOR 1996, WHICH IS THE LAST YEAR FOR WHICH SUCH INFORMATION IS READILY AVAILABLE.

                                     PART I

ITEM 1. BUSINESS

      INTRODUCTION

      The Company is the largest manufacturer of graphite and carbon electrodes in the world, with sales in over 70 countries and manufacturing facilities on four continents. Graphite electrodes, the Company's principal product, are consumed primarily in the production of steel in an electric arc furnace, the steelmaking technology used by virtually all "mini-mills," as well as in the refining of steel using ladle furnaces. Carbon electrodes are consumed primarily to produce silicon metal, which is used in the manufacture of aluminum. Graphite electrodes and carbon electrodes accounted for approximately 72% and 5%, respectively, of the Company's net sales in 1997. The Company also manufactures other graphite and carbon products as well as cooling systems and components for steelmaking furnaces and other high temperature applications.

      Electrodes act as conductors of electricity in a furnace, generating sufficient heat to melt scrap metal or other raw materials used to produce steel, silicon metal or other materials. The electrodes are gradually consumed in the course of such production. In the case of graphite electrodes in an EAF, one electrode must be replaced, on average, every eight to ten operating hours ("a stick a shift"). Graphite electrodes are presently the only products available that are capable of sustaining the levels of heat (as high as 5,000 degrees Fahrenheit) required in an EAF and, therefore, demand for graphite electrodes is directly related to the amount of EAF steel produced.

      Over the past two decades, EAF steelmaking has become more efficient and cost effective due to technological improvements in EAF steelmaking processes and equipment design and in graphite electrodes. This improved efficiency has resulted in a decrease in the quantity of graphite electrodes consumed per metric ton of steel produced (known as "Specific Consumption"). From 1985 through mid-1992, this decrease was offset by increased levels of EAF steel production, which resulted in relatively stable demand for graphite electrodes. The Company believes that, since mid-1992, increased levels of EAF steel production have more than offset the decrease in Specific Consumption, which resulted in increased demand for graphite electrodes. The Company believes that worldwide demand for graphite electrodes will increase over the long term at an average annual rate of 1% to 2%. The Company has experienced, and expects to continue to experience, volatility in demand for graphite electrodes in various geographic areas as general economic conditions in such areas fluctuate.

      The rapid growth in EAF steel production through the 1970s led to an over-expansion in capacity for the manufacture of graphite electrodes. Beginning in the early 1980s, this expansion, together with declining Specific Consumption, resulted in downward pressure on pricing, significant consolidation in the number of manufacturers and industry wide capacity reduction in the Free World. The Company estimates that Free World capacity and Company capacity have each been reduced by approximately one-third since 1985. Presently, there is one global manufacturer of electrodes in the Free World other than the Company and there are, in total, eight other Free World graphite electrode manufacturers.

      In 1997, the Company was served with subpoenas, search warrants and information requests by antitrust authorities in the United States and the European Union in connection with investigations as to whether there has been any violation of antitrust laws by producers of graphite electrodes. Subsequently, several antitrust class action civil lawsuits were commenced against UCAR and certain other producers of graphite electrodes in the United States. These lawsuits have been consolidated into a single lawsuit, although additional similar lawsuits have been subsequently commenced. As a result of recent developments, the Company recorded a charge against results of operations for 1997 in the amount of $340 million for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. UCAR has also been named as a defendant in a shareholder derivative lawsuit and a securities class action lawsuit, each of which is based, in part on the subject matter of such antitrust investigations. It is possible that additional civil lawsuits related to the subject matter of such antitrust investigations may be commenced. It is also possible that antitrust investigations in other jurisdictions could be commenced. In April 1998, pursuant to an agreement with the Antitrust Division of the United States Department of Justice (the "DOJ"), UCAR agreed to plead guilty to a one-count charge of violating antitrust laws in the sale of graphite electrodes. Additionally, UCAR agreed to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. Under the plea agreement, UCAR will not be subject to prosecution by the DOJ with respect to any antitrust violations occurring prior to the date on which the agreement receives court approval. The fine payable pursuant to the plea agreement is within the amounts used by the Company for purposes of determining the $340 million charge. The plea agreement has been submitted for court approval. Although UCAR does not expect such an outcome, it is possible that the court could reject the plea agreement. In such event, UCAR would be required to either defend any charges which could be brought or enter into a less favorable plea agreement. Regardless of whether the plea agreement is accepted by the court, the plea agreement makes it more difficult to defend against antitrust civil lawsuits.

      The Company is in the process of evaluating the potential impacts from the $340 million charge, antitrust investigations and related lawsuits and claims. Although the ultimate outcome of these matters is uncertain, the Company expects the potential liabilities, expenses and other impacts of these matters to be material and adverse. Such impacts could require that the Company limit or
discontinue,   temporarily  or  permanently,  certain  of  its  business  plans, activities or operations, further reduce or delay capital expenditure, sell certain of its assets or businesses, restructure or refinance some or all of its debt or incur additional debt, or sell additional common stock or other securities. No assurance can be given that the Company will be able to take any of such actions on favorable terms or at all. Further, such impacts may ultimately require that the Company seek protection under applicable bankruptcy laws.

      The Company's current plan is to continue its long-term strategy of being a low-cost producer of high quality products and provider of superior services to customers. Consistent with this strategy and in order to maximize funds available to meet its obligations, the Company is focusing significant efforts on reducing operating expenses, capital expenditures and other cash requirements and commitments, while maintaining necessary and appropriate business operations. The Company believes that the long-term fundamentals of its business continue to be sound. Accordingly, although no assurance can be given that such will be the case, the Company believes, based on its expected cash flow from operations and taking into account its efforts to maximize funds available to meet its obligations, that it will be able to restructure its capitalization and manage its working capital and cash flow to permit it to meet its obligations as they become due.

      CORPORATE HISTORY

      GENERAL. The Company's business was founded in 1886 by National Carbon Company. In 1917, National Carbon Company, along with Union Carbide Company and three other companies, combined to form a new corporation named Union Carbide and Carbon Company, now known as Union Carbide Corporation ("Union Carbide"). National Carbon Company became the Carbon Products Division of Union Carbide. Effective January 1, 1989, Union Carbide realigned each of its worldwide businesses into separate subsidiaries (the "Realignment"). In connection therewith, the business of the Carbon Products Division was separated from Union Carbide's other businesses and became owned by the Company, which was then wholly owned by Union Carbide. On February 25, 1991, Union Carbide sold to Mitsubishi Corporation ("Mitsubishi") 50% of the common equity of the Company.

      On January 26, 1995, the Company consummated the Recapitalization pursuant to the Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 (the "Recapitalization Agreement") among Union Carbide, Mitsubishi, UCAR and a corporation affiliated with Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, "Blackstone"). Pursuant to the Recapitalization: (i) UCAR issued common stock representing approximately 75% of the then outstanding common stock to Blackstone, Chase Equity Associates (an affiliate of Chase Manhattan Bank) and certain members of management for $203 million; (ii) Global and certain of its subsidiaries borrowed $585 million under senior secured bank credit facilities arranged through Chase Manhattan Bank in connection with the Recapitalization (the "Recapitalization Bank Facility"); (iii) Global issued $375 million of 12% senior subordinated notes due 2005 (the "Subordinated Notes"); (iv) the Company repaid approximately $250 million of then existing indebtedness; (v) UCAR repurchased and cancelled all of the common equity then held by Mitsubishi for $406 million; (vi) UCAR paid to Union Carbide a cash dividend of $347 million on the common equity then held by Union Carbide, which common equity was reclassified and immediately thereafter represented approximately 25% of the then outstanding common stock; and (vii) certain members of management received restricted stock matching a portion of the common stock purchased by them and options to purchase up to an aggregate of 12% of the then outstanding common stock on a fully diluted basis, subject to certain vesting provisions. In connection with the Recapitalization, the Company transferred all of the stock of its operating subsidiaries to Global or subsidiaries of Global. UCAR currently holds no material assets other than common stock of Global.

      On August 15, 1995, UCAR completed an initial public offering of common stock (the "Initial Offering"). In connection with the Initial Offering, UCAR sold common stock representing 22% of the common stock outstanding immediately after the Initial Offering for net proceeds of $227 million and Union Carbide sold all of the common stock then owned by it. UCAR used net proceeds from the Initial Offering to contribute to Global an amount sufficient to redeem $175 million aggregate principal amount of Subordinated Notes at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued interest thereon of $4 million (the "Redemption"). The Company used the balance of the net proceeds for general corporate purposes and to reduce other outstanding indebtedness.

      On October 19, 1995, the Company refinanced the Recapitalization Bank Facility with new senior secured bank credit facilities (the "Senior Bank Facilities") at more favorable interest rates and with more favorable covenants (the "Refinancing"). The Refinancing resulted in a reduction of annual interest expense by approximately $13 million (based on the principal amount outstanding and interest rates in effect at the time of the Refinancing).

      On March 7, 1996, Blackstone, Chase Equity Associates and certain members of management sold shares of common stock in a secondary public offering (the "1996 Secondary Offering"). After the 1996 Secondary Offering, Blackstone owned approximately 20% of the then outstanding shares of common stock.

      On March 19, 1997, the Senior Bank Facilities were amended to reduce the interest rates on amounts outstanding thereunder, to increase the amount available under the revolving credit facility to $250 million from $100 million and to change certain covenants to allow more flexibility in uses of free cash flow for acquisitions, capital expenditures and restricted payments.

      On April 8, 1997, Blackstone sold approximately 14% of the then outstanding shares of common stock in a secondary public offering (the "1997 Secondary Offering"). Concurrently with the 1997 Secondary Offering, the Company repurchased 1,300,000 shares of common stock from Blackstone for $48 million (the "Blackstone Share Repurchase"), which repurchase constituted part of a previously announced stock repurchase program. After the 1997 Secondary Offering and the Blackstone Share Repurchase, Blackstone ceased to be a principal stockholder of UCAR.

      In 1997, UCAR's Board of Directors authorized a program to repurchase up to $200 million of common stock at prevailing prices from time to time in the open market or otherwise depending on market conditions and other factors, without any established minimum or maximum time period or number of shares. Through December 31, 1997, UCAR purchased an aggregate of $92 million of common stock (including the Blackstone Share Repurchase) under such program. UCAR does not currently expect to continue to repurchase common stock under this program.

      ACQUISITION OF MINORITY INTERESTS AND INTEREST IN JOINT VENTURE AFFILIATE. In 1995, the Company acquired substantially all of the shares of its Brazilian subsidiary that were owned by public shareholders in Brazil for an aggregate purchase price of $52 million.

      On April 22, 1997, the Company purchased the outstanding shares of EMSA held by Samancor Limited, the Company's former 50% joint venture partner in EMSA. The purchase price was approximately $75 million, plus expenses. EMSA currently operates a graphite electrode manufacturing facility and a sales office in South Africa. Prior to the purchase of such shares, the Company managed all aspects of the operations of EMSA in substantially the same manner and with substantially the same business objectives and strategies (including marketing, human resources, technology, engineering and sales activities and implementation of Company policies and procedures) as it managed its other subsidiaries. In 1997, EMSA sold substantially all of the graphite electrodes purchased in South Africa (which represented approximately 6% of all graphite electrodes purchased in the Home Markets) and had net sales of $74 million.

      The Company believes that these acquisitions have enabled, and will enable, the Company to better integrate its worldwide operations, to recognize production efficiencies at various manufacturing facilities, to lower average Companywide cost of sales and to better capture and manage cash flow from operations of those subsidiaries.

      FOCUSED FACTORY PROJECT. During 1996, the Company began construction of an integrated "focused factory" at its manufacturing facility in Clarksburg, West Virginia (the "Focused Factory Project"). The Focused Factory Project will add additional manufacturing processes and new technology (developed and tested by the Company at its U.S. technology center) to expand capacity to manufacture "superfine grain" graphite specialty products. The Company believes that worldwide industry sales of such products approach $400 million annually, that demand for these products has grown and will continue to grow for at least the next several years (primarily for use in semiconductor, continuous casting, non-ferrous metal extrusion and electrical discharge machining applications) and that all of the significant Free World manufacturers of these products are currently operating at or near capacity. By the end of 1997, the Company had spent $12 million in connection with the Focused Factory Project. The Company expects to expend an additional $3 million in 1998.

      ACQUISITIONS IN RUSSIA AND GERMANY. On November 10, 1996, the Company purchased 90% of the equity of UCAR Grafit, which operates a graphite electrode business in Vyazma, Russia. The aggregate investment was $50 million. Thereafter, the Company increased its ownership to 96% of such equity (at December 31, 1997) for an additional investment of $7 million. On February 1, 1997, the Company, through a newly formed 70% owned subsidiary, UCAR Elektroden, purchased the graphite electrode business of Elektrokohle Lichtenberg AG ("EKL") in Berlin, Germany. The 30% minority interest in UCAR Elektroden is held by a private company based in Germany and not engaged in the graphite electrode industry. The aggregate purchase price paid by UCAR Elektroden for the EKL assets was approximately $15 million, consisting of $3 million for equipment and approximately $12 million for working capital. UCAR Elektroden and UCAR Grafit work in tandem, with UCAR Elektroden manufacturing green electrodes and UCAR Grafit baking, pitch impregnating, rebaking and graphitizing those electrodes. The graphitized electrodes are then returned to UCAR Elektroden for machining and distribution. In December 1997, machining equipment was installed in UCAR Grafit to enable it to machine and ship product directly to customers without the need to return the graphitized electrodes to UCAR Elektroden. Together, UCAR Elektroden and UCAR Grafit have capacity to manufacture approximately 17,000 metric tons of finished graphite electrodes.

      The Company acquired UCAR Grafit and UCAR Elektroden to expand geographically. While the Company has been a supplier to Eastern Europe for over 25 years, the Company believes that these acquisitions will increase its penetration of the large and potentially growing graphite electrode markets in Eastern Europe, Russia and the other countries of the former Soviet Union, and the Middle East. In addition, many of the EAF steel producers in these markets consume lower quality graphite electrodes. Accordingly, sales by UCAR Grafit and UCAR Elektroden of such types of electrodes are generally additive to sales made by UCAR's other subsidiaries, which continue to export ultra-high-power graphite electrodes to their existing customer base in these regions. While the Company plans to use its process technology to improve operating efficiency and gross profit margins at UCAR Grafit and UCAR Elektroden, the Company does not intend to upgrade the quality of their products until demand for higher quality products in these regions increases. The Company currently does not expect that any significant capital expenditures will be required to achieve such planned improvements.

      ACQUISITION OF ALUMINUM INDUSTRY PRODUCT MANUFACTURING OPERATIONS. On January 2, 1997, the Company acquired 70% of the outstanding shares of Carbone Savoie, previously a wholly owned subsidiary of Pechiney S.A., for a purchase price of $33 million. As a result of the acquisition of Carbone Savoie, which has facilities in Notre Dame and Venissieux, France, the Company is the leading worldwide manufacturer of cathodes, with the capacity to manufacture 40,000 metric tons annually. Cathodes are consumed in the production of aluminum. This acquisition creates an alliance between the Company and Aluminium Pechiney S.A., a wholly owned subsidiary of Pechiney S.A., which is one of the world's leading producers of aluminum and the leading supplier of smelting technology to the aluminum industry. Aluminium Pechiney S.A. is developing the use of graphite cathodes (instead of carbon cathodes) in its aluminum smelting technology, which the Company believes allows for substantial improvement in process efficiency. The new graphite cathodes will be used by Aluminium Pechiney S.A. in its own plants and will be marketed to its licensees as well as to third parties. The Company believes that joint development efforts combining Aluminium Pechiney S.A.'s smelting technology and the Company's graphite technology and expertise in high temperature industrial applications should result in improvements in aluminum process efficiencies. In 1997, the Company had net sales of $82 million to the aluminum industry.

      RESTRUCTURING, RE-ENGINEERING AND OTHER PROJECTS. The Company has implemented several successful restructuring and re-engineering projects since the mid-1980s, which have eliminated work, improved operating efficiency  and  reduced  costs.  In January  1995,  UCAR's  Board of  Directors approved an additional modernization project (the "Rationalization Project") designed to close certain high-cost manufacturing operations and expand lower-cost manufacturing operations at the Company's North American graphite electrode plants. The Rationalization Project was completed in July 1996 and yielded approximately $8 million in annual cost savings in 1995, $20 million in 1996 and $22 million in 1997 (in each case as compared to 1994).

      The Company is currently evaluating and undertaking, with the assistance of consultants, various projects to improve operating efficiency, further integrate worldwide operations and generate earnings growth. The Company currently estimates that costs associated with these projects will be $18 million over a two-year period ending mid-1999 and anticipates that such projects will have a pay-back period of one or two years. The Company believes that such projects will be accretive to earnings commencing in mid-1998. The Company also intends to continue to implement total quality control techniques and pursue other opportunities for cost savings.

      MARKETS AND INDUSTRY OVERVIEW

      The worldwide market for graphite and carbon electrodes was approximately $3 billion in 1997, according to Company estimates. These products are sold primarily to customers in the steel, silicon metal, ferronickel and thermal phosphorous industries. Customers in these industries are located in virtually every industrialized country in the world.

      GRAPHITE ELECTRODES. The Company estimates that approximately two-thirds of EAF steelmakers in the Free World and approximately 85% of EAF steelmakers in the Home Markets purchased graphite electrodes from the Company in 1996. The Company further estimates that, in each of 1996 and 1997, it supplied in excess of 41% of all graphite electrodes purchased in the Home Markets and approximately 31% of those purchased in the Free World. Sales of graphite electrodes in the Home Markets accounted for 49% of the Company's net sales in 1997. The Company estimates that in 1997 (i) sales in the United States accounted for 20% of the Company's total net sales of graphite electrodes and
(ii) the Company sold graphite electrodes in over 70 countries, with no other country accounting for more than 10% of the Company's net sales of graphite electrodes.

      There are two primary technologies for steelmaking: basic oxygen furnace ("BOF") steel production and EAF steel production. EAF steelmakers are called "market mills" or "mini-mills" because of their smaller capacity as compared to BOF steelmakers. Graphite electrodes, which accounted for approximately 72% of the Company's net sales in 1997, are consumed primarily in, and are essential to, EAF steel production, and, to a lesser extent, are consumed in the refining of steel using ladle furnaces.

      Electric arc furnaces typically range in size from those which produce approximately 25 metric tons of steel per production cycle (or "Heat") to those which produce approximately 150 metric tons per Heat. Graphite electrodes act as conductors of electricity in the furnace, generating sufficient heat to melt scrap metal or other material used to produce steel. The graphite electrodes are gradually consumed in the course of such production. Each of those furnaces typically uses nine electrodes (in three columns of three electrodes each) at one time. The size of those electrodes varies depending on the size of the furnace, the size of the furnace's electric transformer and the planned productivity of the furnace. In a typical furnace operating at a typical number of Heats per day, one of those nine electrodes is fully consumed (requiring the addition of a new electrode), on average, every eight to ten operating hours ("a stick a shift"). The actual rate of consumption and addition of electrodes for a particular furnace depend primarily on the efficiency and productivity of the furnace. Graphite electrodes are currently the only products capable of sustaining the high levels of heat required in an EAF and, therefore, the demand for graphite electrodes is directly related to the amount of EAF steel produced.

      EAF steel production has been for many years the growth sector of the steel industry. There are currently in excess of 2,000 EAFs operating worldwide, and worldwide EAF steel production has grown from 113 million metric tons (approximately 18% of total steel production) in 1975 to 253 million metric tons (approximately 34% of total steel production) in 1996, according to Company and industry estimates. The Company estimates that EAF steel production was 270 million metric tons in 1997, a 7% increase over 1996. The Company estimates that the net new EAF steel production capacity was approximately 24 million metric tons in 1996 and approximately 21 million metric tons in 1997. The Company estimates that it supplied all or a portion of the graphite electrodes consumed by approximately 50% of the new EAFs which commenced operation during 1996 and 1997. As a result of recent advances in EAF steel production, EAF steelmakers are capable of producing nearly all of the product lines available from BOF steelmakers. Although worldwide EAF steel production has experienced only two relatively minor downturns over the past 20 years, the steel industry generally is cyclical and experiences significant fluctuations, reflecting regional and global economic conditions and other factors. Sales of the Company's graphite electrodes historically have been somewhat adversely affected by weakness in the steel industry. Although no assurance can be given that such will be the case, the Company believes that EAF steel production will continue to be the growth sector of the worldwide steel industry for at least the next several years.

      The Company believes that the worldwide growth in EAF steel production has been due primarily to the cost effectiveness and operating efficiency of EAF steelmaking. Technological improvements in EAF steelmaking equipment design and production processes (stemming from the now largely completed conversion of the EAF base from a refractory lined system to a water cooled system which sharply reduced the "burn rate" of electrodes in molten steel), use of higher quality scrap metals and other raw materials and improvements in the size, strength and quality of graphite electrodes (including improvements which were developed by the Company) resulted, on average, in increased efficiency and lower costs in EAF steel production. This improved efficiency resulted in a decrease in Specific Consumption. Specific Consumption in the Free World declined from approximately 6.4 kilograms of graphite electrodes per metric ton of steel produced in 1974 to approximately 2.7 kilograms per metric ton in 1996, according to Company estimates.

      The rapid growth of EAF steel production through the 1970s led to an expansion in capacity for the manufacture of graphite electrodes. Beginning in the 1980s, there was significant excess graphite electrode manufacturing capacity due to decreases in Specific Consumption and expansion of manufacturing capacity in the late 1970s. From 1985 through mid-1992, concurrently with the consolidation in the number of producers and reduction in capacity described below, the decrease in Specific Consumption was offset by increased levels of EAF steel production, which resulted in a relatively stable demand for graphite electrodes. The Company believes that, since mid-1992, increased levels of EAF steel production have more than offset the decrease in Specific Consumption, which resulted in increased demand for graphite electrodes. The Company also believes that, on average, as the costs (relative to the benefits) increase for EAF steelmakers to achieve significant further efficiencies in EAF graphite electrode consumption, the decline in Specific Consumption will continue at a more gradual pace. The Company further believes that the rate of such decline in the future will be impacted by the addition of net new EAF steelmaking capacity, which has the effect of reducing industrywide graphite electrode consumption rates due to the efficiency of new EAFs while at the same time creating additional demand for graphite electrodes. There can be no assurance, however, that such will be the case.

      Since the mid-1980s, there has been a consolidation in the number of Free World graphite electrode producers and a reduction of Free World graphite
electrode   manufacturing   capacity.  The  Company  believes  that,  since  the
mid-1990s, Free World capacity and demand have been in relative balance. The Company is not aware of any construction of new graphite electrode manufacturing facilities anywhere in the Free World. If, for any reason, demand for graphite electrodes were to decline significantly or manufacturing capacity were to materially exceed demand, the Company would be materially adversely affected. In light of current antitrust investigations and related lawsuits and claims, no assurance can be given as to what the market structure will be in the future in meeting worldwide demand.

      The excess graphite electrode manufacturing capacity and decreases in Specific Consumption during the 1980s resulted in downward pressure on worldwide pricing. The Company believes that, from 1982 to mid-1992, the average Free World industry wide price (in U.S. dollars and net of changes in currency exchange rates) for graphite electrodes declined by approximately one-third. The Company believes that, from mid-1992 through 1997, there has been a significant improvement in Free World pricing of graphite electrodes. The Company estimates that the cost of graphite electrodes represents, on average, approximately 3% of the cost of producing EAF steel in the Free World. There can be no assurance that there will be continued improvement or stability in pricing of graphite electrodes or that there will be no declines in such pricing.

      Many of the EAF steel producers in the markets in which UCAR Grafit and UCAR Elektroden sell graphite electrodes consume lower quality electrodes at lower prices than those for the higher quality graphite electrodes sold by UCAR's other subsidiaries. The Company believes that, as historically managed economies, the changes in manufacturing capacity, Specific Consumption and pricing described above were not as significant factors in those markets as they were in the Free World.

      CARBON ELECTRODES. The Company estimates that in 1997 it sold approximately 36% of the carbon electrodes purchased in the Free World. Carbon electrodes are used primarily to produce silicon metal, which is used in the manufacture of aluminum. The Company believes that Free World demand for carbon electrodes has been relatively stable over the past ten years at approximately 75,000 metric tons annually, and the Company expects demand to continue to be relatively stable over the next several years. The Company is the only major manufacturer of carbon electrodes in North and South America.

      ALUMINUM INDUSTRY PRODUCTS. The Company estimates that in 1997 it sold approximately 27% of the carbon and graphite cathodes sold in the Free World. Cathodes are used primarily as lining for furnaces used to smelt aluminum and are consumed in the smelting process. The Company believes that Free World demand for such cathodes will grow over the long term at an annual growth rate of approximately 3%, similar to the aluminum industry growth rate. The Company also believes that the demand for graphite cathodes will exceed that of carbon cathodes as new smelters are built and existing aluminum smelters are converted from carbon to graphite cathodes.

      OTHER PRODUCTS. The Company's other products include flexible graphite (which is marketed under the tradename GRAFOIL(R)), graphite and carbon specialty products and systems and components for steelmaking furnaces. Flexible graphite is used in the manufacture of internal combustion engines for the automotive and other industries and in the chemical and petrochemical industries. Volume of flexible graphite sold has grown at an average annual rate in excess of 10% over the past 10 years, due primarily to demand for a high quality sealing material to replace asbestos and to a decline in prices resulting from reduced manufacturing costs as a result of improvements in manufacturing processes. The Company's graphite specialty products are used in the metals, chemicals, transportation, energy, semiconductor and aerospace industries.

      OUTLOOK FOR GRAPHITE ELECTRODES INDUSTRY

      Approximately 21 million metric tons of net new EAF steel production capacity was added in 1997 and the Company is aware of another approximately 65 million metric tons of announced net new EAF steel production capacity that is scheduled to start-up through the year 2000. Accordingly, the Company believes that, over the next several years, worldwide EAF steel production will continue to increase at the annual historical trendline growth rate of approximately 4%. As a result, the Company believes that, over the long term, increased EAF steel production will lead to continued increases in worldwide demand for graphite electrodes at an average annual rate of 1% to 2%. There can be no assurance, however, that the addition of such capacity will occur. In addition, the Company believes that EAF steel production could be negatively affected in the near term by the current economic turmoil in the Asia Pacific region, which has recently resulted in a slow down in steel production in that region.

      The Company believes that its worldwide manufacturing facilities have positioned it to benefit from anticipated trends in the graphite electrode industry and that it currently has adequate manufacturing capacity to meet increased graphite electrode sales volume resulting from increased demand over the near term, if any. Because of the recent nature of developments in antitrust investigations and related lawsuits and claims and the uncertainty as to the ultimate outcomes thereof, the Company has been unable to evaluate all of the potential impacts which they could have on the market for graphite electrodes. The Company currently believes, however, that the market will not change materially over the long term due to, among other things, the fact that graphite electrodes are essential to production of steel in an EAF and the Company's belief that supply and demand for graphite electrodes are in relative balance, that all producers of graphite electrodes are operating at or near capacity and that it is not likely that there will be any new facilities for the manufacture of graphite electrodes (other than as part of incremental expansion of existing facilities). No assurance can be given, however, that such will be the case.

      MANUFACTURING PROCESSES AND INTERNATIONAL OPERATIONS

      The manufacture of graphite electrodes takes, on average, approximately two months. Graphite electrodes range in size from three inches to 30 inches in diameter and two feet to nine feet in length and weigh between 20 pounds and 4,800 pounds (2.2 metric tons).

      The manufacture of graphite electrodes involves the six main processes described below.

     FORMING. Calcined petroleum coke is crushed, screened, sized and blended in a heated vessel with coal tar pitch. The resulting plastic mass is extruded through a forming press and cut into cylindrical lengths (called "green" electrodes) before cooling in a water bath.

     BAKING. The "green" electrodes are baked at approximately 1,700 degrees Fahrenheit in specially designed furnaces to carbonize the pitch. After cooling, the electrodes are cleaned, inspected and sample-tested.

     IMPREGNATION. Baked electrodes are impregnated with a special pitch when higher density, mechanical strength and capability to withstand higher electric currents are required.

     REBAKING. The impregnated electrodes are rebaked to carbonize the pitch, thereby adding strength to the electrodes.

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

Carbon electrodes and graphite and carbon cathodes are manufactured by a comparable process (excluding, in the case of carbon electrodes and cathodes, impregnation and graphitization).

      The Company uses robotics and statistical process controls in manufacturing processes and has a total quality control program which involves significant in-house training. The Company generally warrants to its customers that its electrodes will meet the Company's specifications therefor, and electrode returns and replacements have aggregated less than 1% of net sales in each of the last three years. The Company utilizes "pipeline" or "just-in-time" manufacturing systems at most of its electrode manufacturing facilities. These controls, programs and systems have improved product quality, reduced waste in the manufacturing process, resulted in more efficient utilization of manufacturing personnel and equipment, improved efficiency in customer order processing and reduced inventory requirements. The Company is implementing similar controls, programs and systems, where practicable, with respect to operations of the Acquired Companies.

      Major maintenance on the Company's facilities is conducted on an ongoing basis. The Company intends to conduct similar major maintenance programs at the facilities of the Acquired Companies. In the near term, the Company may elect to defer certain maintenance to maximize cash flow available to meet its obligations, including its debt service and its obligations in connection with antitrust investigations and related lawsuits and claims. Manufacturing operations at any facility may be subject to curtailment due to new legislation or governmental regulations. The Company currently has the capacity to manufacture approximately 275,000 metric tons of graphite electrodes annually. The Company has the capacity to manufacture approximately 40,000 metric tons of carbon electrodes annually and 40,000 metric tons of cathodes annually. In 1997, 1996 and 1995, the Company sold 250,000 metric tons, 231,000 metric tons, and 244,000 metric tons, respectively, of graphite electrodes and 28,000 metric tons, 30,000 metric tons and 27,000 metric tons, respectively, of carbon electrodes.

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

      As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions or requirements by foreign governments and, in the case of operations in Russia, nationalization and other risks which could result from a change in government. Although such risks have not had a material adverse effect on the Company within the past decade, no assurance can be given that such risks will not have a material adverse effect on the Company in the future.

      PRODUCTS

      ELECTRODES. The principal products manufactured by the Company are graphite and carbon electrodes. Graphite electrodes are consumed primarily in the production of steel in EAFs as well as in the refining of steel using ladle furnaces. Carbon electrodes are consumed primarily in the production of silicon metal and also in the production of ferronickel and thermal phosphorous. EAF steel production requires significant heat (as high as 5,000 degrees Fahrenheit, which the Company believes is the hottest operating temperature in any industrial or commercial manufacturing process worldwide) to melt scrap metal, iron ore or other raw materials for processing into ingots or semi-finished continuously cast shapes. That heat is generated by graphite electrodes as electricity (as much as 150,000 amps) passes through them and creates an electric arc between the graphite electrodes and the raw materials. The graphite electrodes are gradually consumed in the production process. The production of silicon metal involves similar processes, but at lower temperatures. The Company believes that it provides the broadest range of sizes in graphite electrodes and that the quality of its graphite electrodes is equal to or better than that of comparable products of any other manufacturer. The Company also believes that there are presently no commercially viable substitutes for graphite electrodes in EAF steelmaking.

      OTHER PRODUCTS. The Company manufactures carbon and graphite cathodes which are consumed in the production of aluminum. Cathodes are used primarily as liners for, and act as conductors of electricity in, smelting furnaces. The Company manufactures GRAFOIL(R) flexible graphite which is used primarily to make gaskets foR internal combustion engines, pipe flanges and other industrial applications. The Company also manufactures graphite specialty products for use in the metals, chemicals, transportation, energy, semiconductor and aerospace industries. The Company's graphite specialty products consist primarily of molded and extruded graphite shapes sold to specialty machine shops and end users for machining and, to a lesser extent, molds, insulation substrates and other machined products. Most of these machined products are manufactured for specific applications or to meet customer specifications.

      The Company sells proprietary water spray cooling systems and components for steelmaking furnaces, exhaust systems and other high temperature applications. These systems and components, designed by the Company, were first sold in 1986 and are fabricated by third party contractors in the United States and various other countries. The Company believes that its systems represent a significant improvement over prior technologies. The improvement results from both the increased life of furnace components resulting from the improved cooling processes and the reduction in maintenance down time resulting from various design improvements.

      RAW MATERIALS AND SUPPLIERS

      The primary raw materials for graphite electrodes, graphite cathodes and graphite specialty products are petroleum cokes (needle coke for electrodes and regular grades for cathodes and specialty products), coal tar pitch and petroleum pitch. The primary raw materials for carbon electrodes, carbon cathodes and carbon specialty products are anthracite coal and coal tar pitch and, in some instances, a petroleum coke-based material. The primary raw material for flexible graphite is natural graphite flake. The Company purchases its raw materials from a variety of sources and has no material long-term purchase contracts with respect to any raw materials. Over the past several decades, the Company has purchased a majority of its petroleum coke from multiple plants of a single major petroleum company and, since 1988, has done so pursuant to purchase contracts with one year terms. The Company has a price agreement with one of its major suppliers over a three-year term which was initiated in 1977. The Company believes that the quality of its raw materials is the highest available and that, under current conditions, its raw materials are available in adequate quantities at market prices. Electric power or natural gas used in manufacturing processes is purchased from local suppliers under short-term contracts or in the spot market. The availability and price of raw materials and energy may be subject to curtailment or change due to
limitations   which  may  be  imposed  under  new  legislation  or  governmental regulations, suppliers' allocations to meet the demands of other purchasers during periods of shortage (or, in the case of energy suppliers, extended cold weather), interruptions in production by suppliers, and market and other events and conditions. Over the past several years, the Company has mitigated the effect of raw material and energy price increases on its results of operations through a combination of improved operating efficiency, permanent on-going cost savings and passing such price increases on to customers. However, there can be no assurance that such measures will successfully mitigate future increases in the price of petroleum coke or other raw materials or energy. A substantial increase in raw material or energy prices which cannot be mitigated or passed on to customers or a continued interruption in supply, particularly in the supply of petroleum coke, would have a material adverse effect on the Company.

      SALES AND CUSTOMER SERVICE; RESEARCH AND DEVELOPMENT

      Sales of the Company's products are made primarily by the Company's direct sales force, which operates from the Company's 21 sales offices and is supported by the Company's customer technical service personnel, and, to a lesser extent, by independent sales agents, most of whom have worked with the Company for many years, in various countries outside the Home Markets. The Company has a global business with a diversified customer base. Sales of the Company's products to customers outside the United States accounted for 72% of the Company's net sales in 1997. No single customer or group of affiliated customers accounted for more than 3% of the Company's net sales in 1997. The Company has had, for many years, a strong commitment to provide a high level of technical service to customers, which supports the Company's sales activities. The Company employs approximately 60 engineers to provide technical assistance to customers in, among other things, all areas of EAF design and operation, electrode specification and use and related matters to maximize customer production and minimize customer costs. This technical assistance includes periodically monitoring certain customers' EAF efficiency levels via computer modem. The Company intends to integrate the sales and customer service activities of EMSA, UCAR Grafit and UCAR Elektroden into its overall sales and customer technical service programs. Carbone Savoie has its own dedicated sales and customer service groups which work closely with Aluminium Pechiney S.A.'s sales and customer service groups to maximize use of their respective products and technologies.

      The Company's sales of graphite electrodes fluctuate from quarter to quarter due to such factors as scheduled plant shutdowns by customers, national vacation practices, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns in response to the announcement of price increases. The Company has experienced, and expects to continue to experience, volatility with respect to demand for graphite electrodes in various geographic areas as general economic conditions in such areas fluctuate. These factors tend to affect the Company's quarterly as well as annual results of operations. In addition, during the period prior to the effective date of a price increase, customers tend to buy additional quantities of graphite electrodes at the then lower pricing (known as "customer buy-ins"), which add to the Company's net sales during that period. During the period following the effective date of a price increase, customers tend to use those additional quantities before placing further orders, which reduces the Company's net sales during that period. Accordingly, results of operations for any quarter are not necessarily indicative of the results of operations for a full year or otherwise.

      The Company conducts, at its dedicated technology center located in Parma, Ohio and its manufacturing facilities throughout the world, a focused technology program to improve product quality and manufacturing processes. This program, which is conducted both independently and in conjunction with suppliers, customers and others, was initiated in 1984. Approximately 80 technical professionals are directly involved in this program in the United States. These activities are integrated with the efforts of over 100 engineers at the Company's manufacturing facilities who are focused on improving manufacturing processes. Developments by the Company include larger and stronger electrodes (increasing the Company's ability to supply various "supersized" electrodes), new chemical additives to enhance raw materials used in graphite electrodes and new applications for water spray cooling technology, resulting in the development of safer, more cost-effective and more efficient EAF steel and graphite electrode production. The Company has received recognition for the high quality of its products under several programs around the world and has been awarded preferred or certified supplier status by many major steel and other manufacturing companies. In addition, Carbone Savoie operates a dedicated cathode technology center in Notre Dame, France employing approximately 20 professionals. The Company's research and development expenses (other than certain expenses at the Company's manufacturing facilities, which are included in cost of sales) in 1995, 1996 and 1997 were $8 million, $8 million and $9 million, respectively.

      DISTRIBUTION

      Customers generally place orders for electrodes three to six months prior to the specified delivery date. Such orders are cancelable by the customer and, therefore, the Company manufactures electrodes and manages electrode inventory levels to meet rolling sales forecasts. Other products are generally manufactured or fabricated to meet customer orders. Accordingly, the Company does not maintain significant inventories of those finished products. Finished products are generally stored at the Company's manufacturing facilities. The Company ships its finished products to customers primarily by truck and ship, using "just-in-time" techniques where practicable.

      Proximity of manufacturing facilities to customers can provide a competitive advantage in terms of cost of delivery of electrodes to customers. The significance of these costs is affected by fluctuations in exchange rates, methods of shipment, import duties and whether the manufacturing facilities are located in the same economic trading region as the customer. The Company believes that it is generally better positioned in terms of such proximity than its major competitors (other than Japanese manufacturers supplying graphite electrodes to Japanese customers) to supply graphite electrodes to the Free World. The Company believes that UCAR Grafit and UCAR Elektroden will increase the Company's proximity to graphite electrode customers in such large and potentially growing markets as Eastern Europe, Russia and the other countries of the former Soviet Union, and the Middle East and will enhance the Company's distribution capability.

      PATENTS AND TRADEMARKS

      The Company owns and has obtained licenses to various domestic and foreign patents, patent applications and trademarks related to its products, processes and business. These patents expire at various times over the next 20 years. While these patents and patent applications, and certain patents owned by Carbone Savoie, in the aggregate are important to the Company's competitive position, no single patent or patent application is material to the Company. The tradename and trademark UCAR are owned by Union Carbide and licensed to the Company on a royalty-free basis under a license expiring in 2015, which license automatically renews for successive ten-year periods and permits non-renewal by Union Carbide commencing after the first ten-year renewal period upon five years' notice of non-renewal. In addition, the tradename and trademark CARBONE SAVOIE is a registered trademark in Europe. Those names and marks, and the trademark GRAFOIL(R), are important to the Company's business. No otheR trademark or tradename is material to the Company.

      COMPETITION

      There are 10 manufacturers of graphite electrodes in the Free World. Of these 10 manufacturers, the Company is the largest and SGL Carbon AG ("SGL"), which operates manufacturing plants in North America and Europe, is the second largest. The Company estimates that it supplied in excess of 41% of the graphite electrodes purchased in the Home Markets in each of 1996 and 1997 and that it supplied approximately 31% of those purchased in the Free World in 1996 and 1997. The Company estimates that SGL supplied approximately 28% of graphite electrodes purchased in the Home Markets and approximately 23% of those purchased in the Free World in 1996. Other manufacturers of graphite electrodes include: The Carbide/Graphite Group, Inc., whose plants are located in the United States (which the Company believes supplied approximately 6% of the graphite electrodes purchased in the Free World in 1996); and four manufacturers in Japan (which the Company believes collectively supplied approximately 26% of the graphite electrodes purchased in the Free World in 1996), one of which, Showa Denko Carbon, Inc., has a plant located in the United States. Government-controlled and independent manufacturers in the non-Free World (the "Non-Free World Manufacturers") generally provide less reliable delivery and produce lower quality products (with higher rates of breakage and Specific Consumption) for use in their respective countries and in countries which are their traditional trading partners, most of which countries and partners are generally net importers of graphite electrodes.

      Although the Company has periodically increased electrode prices over the past several years, there can be no assurance that the Company will be able to increase prices in the future. In addition, further price increases by the Company or price reductions by competitors, decisions by the Company with respect to maintaining profit margins rather than market share, the ultimate outcome of antitrust investigations and related lawsuits and claims or other competitive or market factors or strategies could adversely affect the Company's market share or results of operations. Such factors and strategies could also affect the Company's ability to institute price increases or require the Company to reduce prices or increase spending on research and development or marketing and sales, all of which could adversely affect the Company.

      There are two significant manufacturers of carbon electrodes in the world (excluding the Non-Free World Manufacturers). The Company believes that it is the largest of these two manufacturers and SGL is the second largest and that together they supplied more than 80% of the carbon electrodes purchased in the Free World in 1997.

      There are eight manufacturers of cathodes in the world (excluding the Non-Free World Manufacturers). The Company believes that it is the largest and SGL is the second largest and that, together with two Japanese producers of carbon and graphite products, Nippon Carbon Co. Ltd. and SEC Corp., they supplied approximately 70% of the cathodes purchased in the Free World in 1997.

      The manufacture of high quality graphite and carbon products is a mature, capital intensive business which requires extensive process know-how developed over years of experience working with the various raw materials and their suppliers, furnace manufacturers and steel or aluminum producers or other end users (including working on the specific applications for finished electrodes and cathodes). It also requires high quality raw material sources and a developed energy supply infrastructure. There have been no significant new entrants in the manufacture of electrodes since 1950. Accordingly, while no assurance can be given that such will be the case, the Company believes that it is unlikely that there will be significant new entrants in the manufacture of electrodes and cathodes in the next several years.

      With  respect  to its other  products,  the  Company  competes  with other
graphite  and  carbon  product   manufacturers   as  well  as  manufacturers  of
non-graphite or carbon products used for similar purposes.

      ENVIRONMENTAL MATTERS

      Since the 1970s, a wide variety of federal, state, local and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, discharge and disposal of certain substances and wastes have been adopted. These laws and regulations (and the enforcement thereof) are periodically changed. The Company is subject to many of these laws and regulations. Certain of the Company's facilities have experienced some level of regulatory scrutiny, have been required to take remedial action and have incurred related costs in the past and may experience further regulatory scrutiny, be required to take further remedial action and incur additional costs in the future. Such costs could have a material adverse effect on the Company.

      The principal United States laws and regulations to which the Company is subject are described below. The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act and similar state or local laws regulate air emissions, water discharges and hazardous waste generation, treatment, storage, handling, transportation and disposal. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("Superfund"), and similar state laws provide for responses to and liability for releases of hazardous substances into the environment. The Toxic Substances Control Act and related laws are designed to assess the risk of new products to health and to the environment at early developmental stages. In addition, laws adopted or proposed in various states impose or may impose, as the case may be, reporting or remediation requirements if operations cease or property is transferred or sold.

      The Company's manufacturing operations outside the United States are subject to the laws and regulations of the countries in which those operations are conducted. These laws and regulations primarily relate to pollution prevention and the control of risks arising from industrial activities having high potential impact on the environmental quality of the air, water and soil. Regulated activities include, among other things: use of hazardous substances; packaging, labeling and transportation of products; management and disposal of toxic wastes; discharge of industrial and sanitary wastewater; and emissions to the air.

      The Company believes that it is currently in material compliance with the federal, state, local and foreign environmental laws and regulations to which it is subject. As a result of amendments to the Clean Air Act, enacted in 1990, certain of the Company's facilities will be required to comply with new standards for air emissions to be adopted by the United States Environmental Protection Agency (the "USEPA") and state environmental protection agencies over the next several years pursuant to regulations that are currently being drafted or that have been promulgated. The regulations which have been promulgated will necessitate the installation of additional controls and/or changes in certain manufacturing processes in order for the Company to achieve compliance with these regulations. Based on information currently available to it, the Company believes that compliance with such regulations under the Clean Air Act will not have a material adverse effect on the Company.

      The Company, like other companies in the United States, has received and continues periodically to receive notices from the USEPA or state environmental protection agencies, as well as claims from others, alleging that the Company is a potentially responsible party (a "PRP") under Superfund and similar state laws for past and future remediation costs at hazardous substance disposal sites. Although Superfund liability is joint and several, in general, final allocation of responsibility at sites where there are multiple PRPs is made based on each PRPs relative contribution of hazardous substances to the site. Based on information currently available to it, the Company believes that any potential liability associated with being named a PRP will not have a material adverse effect on the Company.

      The Company sold its Republic plant in Niagara Falls, New York in 1986. Adjacent to the Republic plant is a solid waste landfill. Ownership of the landfill was retained by the Company, and the landfill was closed by the Company in 1987 in accordance with a New York State Department of Environmental Conservation (the "DEC") closure plan. In early 1991, the DEC notified the Company that it was investigating the landfill as a former inactive hazardous waste site. In September 1997, the site was reclassified from a class 2a site (a site for which the DEC has insufficient information to determine whether hazardous wastes or substances are present) to a class 4 site (a site properly closed and requiring continued management). To date, the costs associated with this site have not been, and the Company does not anticipate that future costs will be, material to the Company.

      The Company has established and continues to establish accruals for environmental liabilities where it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company adjusts accruals as new remediation and other commitments are made and as information becomes available which changes estimates previously made.

      Estimates of future costs of environmental protection are necessarily imprecise due to numerous uncertainties, including the impact of new laws and regulations, the availability and application of new and diverse technologies, the extent of insurance coverage, the identification of new hazardous substance disposal sites at which the Company may be a PRP and, in the case of sites subject to Superfund and similar state laws, the ultimate allocation of costs among PRPs and the final determination of remedial requirements. Subject to the inherent imprecision in estimating such future costs, but taking into consideration the Company's experience to date regarding environmental matters of a similar nature and facts currently known, the Company believes that costs and capital expenditures (in each case, before adjustment for inflation) for environmental protection will not increase materially over the next several years. Expenses relating to environmental protection were approximately $15 million, $15 million and $14 million, in 1995, 1996 and 1997, respectively. Capital expenditures relating to environmental protection were approximately $6 million, $14 million and $15 million, in 1995, 1996 and 1997, respectively.

      INSURANCE

      The Company's policy is to obtain insurance against civil liabilities relating to personal injuries to third parties, for loss of or damage to property, and for environmental matters to the extent that it is currently available, which provides coverage that it believes is appropriate upon terms and conditions and at a price that it considers fair and reasonable. The Company believes that it has insurance for such coverage in amounts sufficient to meet its current needs in light of pending, threatened and anticipated future claims. There can be no assurance, however, that the Company will not incur losses beyond the limits of, or outside the coverage of, its insurance. The Company currently believes that recovery under its insurance, if any, would not materially offset any liabilities which may become due in connection with antitrust investigations or related lawsuits and claims.

      EMPLOYEES

      At December 31, 1997, the Company had approximately 5,563 employees, of which approximately 1,389 were in the United States, 2,433 were in Europe (including Russia), 1,022 were in Mexico and Brazil, 431 were in South Africa, 284 were in Canada and 4 were in the Asia Pacific region. At December 31, 1997, the Company had approximately 3,999 hourly employees. Approximately 66% of the Company's employees are covered by collective bargaining or similar agreements which expire at various times in each of the next several years. At December 31, 1997, approximately 2,133, or 38%, of the Company's employees were covered by such agreements which expire, or are subject to renegotiation, at various times during the remainder of 1998 or the first quarter of 1999. The Company believes that its relationships with its unions are satisfactory and that it will be able to renew or extend its collective bargaining or similar agreements on reasonable terms as they expire. There can be no assurance, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to the Company. A prolonged work stoppage at any one of its manufacturing facilities could have a material adverse effect on the Company. The Company (excluding the Acquired Companies prior to the acquisition thereof) has not had any material work stoppages or strikes during the past decade.

ITEM 2. PROPERTIES

      The Company currently operates the following facilities, which are owned or leased as indicated.


                                                                                                    OWNED OR
         LOCATION OF FACILITY                      PRIMARY USE                                       LEASED
         --------------------                      -----------                                      --------

UNITED STATES

     Irvine, California.............    Machine Shop and Sales Office                                 Leased
     Danbury, Connecticut...........    Corporate Headquarters and Sale s Office                      Leased
     Niagara Falls, New York........    Coal Calcining Facility                                       Owned
     Lakewood, Ohio.................    Flexible Graphite Manufacturing Facility and Sales            Owned
                                        Office
     Parma, Ohio....................    Technology Center                                             Owned
     Clarksville, Tennessee.........    Electrode Manufacturing Facility and Sales Office             Owned
     Columbia, Tennessee............    Electrode Manufacturing Facility and Sales Office             Owned
     Lawrenceburg, Tennessee........    Carbon Specialty Product Manufacturing Facility               Owned
     Clarksburg, West Virginia......    Graphite Specialty Product Manufacturing Facility             Owned
                                        and Sales Office

INTERNATIONAL

     Salvador Bahia, Brazil.........     Electrode and Cathode Manufacturing Facility                 Owned
     Sao Paulo, Brazil..............     Sales Office                                                 Leased
     Welland, Canada................     Electrode and Cathode Manufacturing Facility and             Owned
                                         Sales Office
     Beijing, China.................     Sales Office                                                 Leased
     Hong Kong, China...............     Sales Office                                                 Leased
     Notre Dame, France.............     Electrode and Graphite Specialty Product                     Owned
                                         Manufacturing Facility and Sales Office
     Notre Dame, France.............     Cathode Manufacturing Facility and Sales Office              Leased
     Rungis, France.................     Sales Office                                                 Leased
     Venissieux, France.............     Cathode Manufacturing Facility and Technology                Owned
                                         Center
     Berlin, Germany................     Electrode Manufacturing Facility                             Leased
     Caserta, Italy.................     Electrode Manufacturing Facility                             Owned





                                                                                                    OWNED OR
         LOCATION OF FACILITY                      PRIMARY USE                                       LEASED
         --------------------                      -----------                                      --------

     Malonno, Italy.................     Machine Shop                                                 Owned
     Milano, Italy..................     Administration and Sales Office                              Leased
     Monterrey, Mexico..............     Electrode Manufacturing Facility and Sales Office            Owned
     Moscow, Russia.................     Sales Office                                                 Leased
     Vyazma, Russia.................     Electrode Manufacturing Facility                             Owned
     Singapore......................     Sales Office                                                 Leased
     Meyerton, South Africa.........     Electrode Manufacturing Facility and Sales Office            Owned
     Pamplona, Spain................     Electrode Manufacturing Facility and Sales Office            Owned
     Gland, Switzerland.............     Sales Office and European Headquarters                       Leased
     Sheffield, United Kingdom......     Machine Shop and Sales Office                                Owned


      The Company believes that its facilities, which are of varying ages and types of construction, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      PUERTO RICAN FACILITY LITIGATION. In 1978, a lawsuit entitled ORTIZ ET AL.
V. UNION CARBIDE GRAFITO, INC. was commenced in the Superior Court of Puerto Rico by persons residing near the Company's Yabucoa, Puerto Rico facility alleging property damage and personal injury due to air emissions and noise from the facility. The defendant, Union Carbide Grafito, Inc. ("Grafito"), is a wholly owned subsidiary of the Company. The Yabucoa facility ceased operations in 1989 and was demolished in 1994. Grafito had no other operations. In 1986, the complaint was dismissed as to approximately two-thirds of the 759 plaintiffs for failure to provide discovery. In 1987, the complaint was dismissed as to the remaining plaintiffs for failure to prosecute the lawsuit. Certain of the plaintiffs thereafter retained new counsel and filed a motion to set aside the 1986 and 1987 dismissals. That motion was denied by the trial court and an appeal was taken to the Supreme Court of Puerto Rico (the "Supreme Court"). In 1992, the Supreme Court remanded the case to the Superior Court for a hearing on whether the dismissals should be vacated on the ground that plaintiffs' former counsel had allowed the dismissals to occur due to fraud. The hearing was held in March and June 1995, and a decision was rendered in favor of Grafito. On March 8, 1996, the plaintiffs filed a writ of appeal with the Circuit Court of Appeals; such writ of appeal was dismissed on procedural grounds. On June 14, 1996, the plaintiffs filed a petition for certiorari to the Supreme Court of Puerto Rico seeking review of the dismissal of such writ of appeal. The Supreme Court issued a writ of certiorari to review the dismissal. Such writ of certiorari is still pending before the Supreme Court. The Company believes that the ultimate disposition of this lawsuit will not have a material adverse effect on the Company. Pursuant to the Recapitalization Agreement, Union Carbide and Mitsubishi have agreed to indemnify UCAR and Blackstone for any liabilities in excess of $20 million arising out of the lawsuit.

      ANTITRUST PROCEEDINGS. On June 5, 1997, the Company was served with subpoenas issued by the United States District Court for the Eastern District of Pennsylvania (the "District Court") to produce documents to a grand jury convened by attorneys for the DOJ and a related search warrant in connection with an investigation as to whether there has been any violation of federal antitrust laws by producers of graphite electrodes. Concurrently, representatives of Directorate General IV of the European Union, the antitrust enforcement authorities of the European Union (the "EU authorities"), visited offices of the Company's French subsidiary for purposes of gathering information to determine whether there has been any violation of Article 85-1 of the Treaty of Rome, the antitrust law of the European Union. In addition, on June 5, 1997, one of the Company's competitors in the graphite electrode industry, The Carbide/Graphite Group, Inc. ("C/G"), announced that the DOJ had granted it the opportunity to participate in the DOJ's Corporate Leniency Program and that it was cooperating with the government. Subsequently, the Company was served with subpoenas in the United States to produce documents relating to, among other things, its carbon electrode and bulk graphite businesses. In December 1997, UCAR's Board of Directors appointed a special committee of outside directors, consisting of John R. Hall and R. Eugene Cartledge, to exercise the power and authority of UCAR's Board of Directors in connection with antitrust investigations and related lawsuits and claims. On February 23, 1998, the DOJ announced that it had charged Showa Denko Carbon, Inc. ("SDC"), a U.S. subsidiary of Showa Financing K.K., a Japanese firm, and unnamed co-conspirators with participating from 1993 until January 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares worldwide, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. The DOJ further announced that SDC has agreed to plead guilty, pay a fine of $29 million and cooperate in its investigation and that other cases were likely to be filed.

      On April 7, 1998, pursuant to an agreement with the DOJ, UCAR agreed to plead guilty to a one count charge of violating federal antitrust laws in connection with the sale of graphite electrodes. Additionally, UCAR has agreed to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. Under the plea agreement, which is subject to approval by the District Court, the Company will be required to make annual payments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, respectively, commencing 90 days after the Company is sentenced by the District Court (if such sentence is issued in accordance with the plea agreement). Under the plea agreement, the Company will not be subject to prosecution by the DOJ with respect to any antitrust violations occurring prior to the date the plea agreement is approved. The fine payable pursuant to the plea agreement is within the amounts used by the Company for purposes of determining the $340 million charge described below. The plea agreement has been submitted for court approval. Although UCAR does not expect such an outcome, it is possible that the District Court could reject the plea agreement. In such event, it is possible that UCAR could be required to either defend any charges which could be brought or enter into a less favorable plea agreement. Regardless of whether the plea agreement is accepted by the District Court, the plea agreement makes it more difficult to defend against antitrust civil lawsuits.

         The Company has become aware that the Canadian Competition Bureau has commenced a criminal investigation under the Canadian Competition Act (the "Canadian Act"). Under Section 45 of the Canadian Act, the maximum fine for the Company would be ten million Canadian dollars. It is possible that Section 46 of the Canadian Act may be implicated in this matter. Under Section 46, the amount of the fine is discretionary, and there is no maximum. The Company, through its counsel, is cooperating with the DOJ and the EU authorities in their continuing investigations. It is possible that other antitrust investigations could be initiated by authorities in other jurisdictions.

      On June 17, 1997, UCAR was served with a complaint commencing a putative class action lawsuit in the United States District Court for the Western District of Pennsylvania. Subsequently, the Company was served with four additional complaints commencing similar lawsuits in the District Court. UCAR, SGL Carbon Corporation ("SGL Carbon"), a U.S. subsidiary of SGL Carbon AG ("SGL"), a German firm, and C/G, are named as defendants in each complaint. SGL is named as a defendant in each of the four subsequently served complaints. The plaintiff named in the first served complaint was Erie Forge and Steel, Inc., and the plaintiffs named in the other complaints respectively were: Kentucky Electric Steel Corporation, Koppel Steel Corporation and Newport Steel Corporation; Al Tech Specialty Steel Corporation; Caparo Steel Company; and Cascade Steel Rolling Mills, Inc. In each complaint, the plaintiffs alleged that the defendants violated federal antitrust laws. Each complaint sought, among other things, an award of treble damages resulting from such alleged violations. On August 5, 1997, the four complaints filed in the District Court were consolidated into a single complaint in the District Court entitled IN RE:
GRAPHITE ELECTRODES ANTITRUST LITIGATION. In the consolidated litigation, the proposed class consists of all persons who purchased graphite electrodes in the United States directly from the defendants during the period from January 1, 1992 through August 15, 1997. On August 21, 1997, the first served complaint was withdrawn without prejudice to refile. UCAR filed a motion to dismiss the consolidated complaint, which was denied in November 1997 with leave to renew such motion after discovery is completed. Discovery and depositions relating to class certification have begun. The District Court, however, has ordered a stay of non-class depositions and certain other discovery until July 1998. Accordingly, the consolidated lawsuit is still in its early stages. UCAR intends to vigorously defend against the consolidated lawsuit. UCAR may at any time, however, settle the lawsuit and any related possible unasserted claims. UCAR has had discussions in this regard with plaintiffs' counsel, with those members of the proposed class who have indicated that they intend to opt out of any class which is certified as well as other potential plaintiffs.

      On each of March 30, 1998 and April 3, 1998, UCAR was served with complaints commencing civil lawsuits in the District Court. UCAR, C/G, SGL Carbon, SGL and SDC are named as defendants in each complaint. Additionally, Showa Denko K.K., UCAR Global Enterprises Inc., UCAR Carbon Company Inc., Union Carbide and Mitsubishi are named as defendants in the complaint served on March 30, 1998. The plaintiffs named in the complaint served on March 30, 1998 are Ameristeel Corporation, Atlantic Steel Industries, Inc., Auburn Steel

Company, Inc., Austeel Lemont Company, Inc., Birmingham Southeast, L.L.C., Birmingham Steel Corporation, Charter Manufacturing Co., Inc., Citisteel USA, Inc., Ipsco Steel Inc., Keystone Consolidated Industries Company, d/b/a Keystone Steel and Wire Company, Laclede Steel Company, Latrobe Steel Company, The Marion Steel Company, North Star Steel Company, North Star Steel Texas, Inc., North Star Steel, L.L.C., Oregon Steel Mills, Inc., Owen Electric Steel Company of South Carolina, d/b/a SMI South Carolina, Sheffield Steel Corporation, SMI Steel Inc., Structural Metals, Inc., Tamco and The Timken Company. The plaintiffs named in the complaint served on April 3, 1998 were Nucor Corporation and Nucor-Yamato Steel Corporation. In each complaint, the plaintiffs allege that the defendants violated federal antitrust laws. Additionally, in the complaint served on April 3, 1998, the plaintiffs allege that Union Carbide and Mitsubishi violated applicable state fraudulent transfer laws. Each complaint seeks, among other things, an award of treble damages resulting from such alleged antitrust violations. The complaint served on April 3, 1998 also seeks to have payments made by UCAR to Union Carbide and Mitsubishi in connection with the Recapitalization declared to be fraudulent conveyances and returned to UCAR for purposes of enabling UCAR to satisfy any judgments resulting from such alleged antitrust violations. The Company has not responded to either of these lawsuits and intends to vigorously defend against these lawsuits. These lawsuits are in their earliest stages. The Company may at any time, however, settle such lawsuits and any related possible unasserted claims. The Company has had discussions in this regard with certain of the plaintiffs and their counsel. The Company anticipates that other lawsuits could be commenced against the Company.

      The Company anticipates that additional antitrust lawsuits seeking, among other things, to recover damages, could be commenced against the Company in the United States and in other jurisdictions.

      SHAREHOLDER DERIVATIVE LAWSUIT. On March 4, 1998, UCAR was served with a complaint commencing a shareholder derivative lawsuit in the Connecticut Superior Court (Judicial District of Danbury). Robert P. Krass, former Chairman of the Board, President and Chief Executive Officer, Robert J. Hart, former Senior Vice President and Chief Operating Officer, William P. Wiemels, then Vice President and Chief Financial Officer, Peter B. Mancino, General Counsel, Vice President and Secretary, and Fred C. Wolf, then Vice President, Administration and Strategic Projects, together with Robert D. Kennedy, and Messrs. Cartledge and Hall, current directors, and Glenn H. Hutchins, Howard A. Lipson, Peter G. Peterson and Stephen A. Schwarzman, former directors, are named as defendants. The Company is named as a nominal defendant. On March 13, 1998, effective immediately, Messrs. Krass and Hart retired and Mr. Krass resigned as a director. On March 18, 1998, Mr. Kennedy was elected Chairman of the Board and Chief Executive Officer, Mr. Wiemels became Vice President and Chief Operating Officer and Mr. Wolf became Vice President and Chief Financial Officer. The plaintiff named in the complaint is David Jaroslawicz. The complaint alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by the Company and its employees with antitrust laws. The complaint also alleges that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws. The complaint seeks recovery for UCAR of damages to the Company resulting from such alleged breaches and sales. The complaint does not contain specific allegations of the factual basis underlying such allegations and appears to be based on the existence of the previously announced grand jury investigation, the related consolidated civil lawsuit and the Company's public announcements and filings with the Commission. This lawsuit is in its earliest stages. UCAR has not yet responded to the complaint. Accordingly, no evaluation of potential liability has been made with respect to this lawsuit.

      SECURITIES CLASS ACTION LAWSUIT. On April 1, 1998, a complaint commencing a securities fraud class action lawsuit was filed in the United States District Court for the District of Connecticut. UCAR, David A. Stockman, a former director, and each of Messrs. Krass, Hart, Mancino, Wiemels, Wolf, Cartledge, Hall, Hutchins, Kennedy, Lipson, Peterson and Schwarzman are named as defendants. The plaintiff named in the complaint is Solomon Eisenberg. The proposed class consists of all persons who purchased UCAR common stock during the period from August 15, 1995 through March 13, 1998. The complaint alleges that during such period the defendants violated securities laws by failing to disclose alleged violations of antitrust laws. The complaint seeks, among other things, to recover damages resulting from such alleged violations. UCAR has not yet responded to this lawsuit. This lawsuit is in its earliest stages. Accordingly, no evaluation of potential liability has been made with respect to this lawsuit.

      OTHER. The Company is involved in various other legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these other proceedings, the Company believes that the ultimate disposition of such other proceedings will not have a material adverse effect on the Company.

      EARNINGS  CHARGE.  The  Company  recorded a charge of $340  million  ($310 million after tax) against results of operations for 1997 for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. While such charge reflects the Company's best estimate as to the amount of such potential liabilities and expenses as of the date of filing of this Annual Report on Form 10-K with the Commission, actual liabilities and expenses could be materially higher or lower than such estimate. In addition, due to the fact such lawsuits are in the earliest stages and no evaluation of liability can yet be made, no amounts have been accrued with respect to the shareholder derivative and securities fraud class action lawsuits.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      MARKET INFORMATION

      The common stock is listed on the New York Stock Exchange under the trading symbol "UCR." The closing sale price of the common stock was $39 15/16 on December 31, 1997, the last trading day of the Company's last fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock as reported by the New York Stock
Exchange:

                                              HIGH                     LOW
                                              ----                     ---
1996:
      First Quarter....................      $39 1/2                   $31
      Second Quarter...................      $44 7/8                   $39
      Third Quarter....................      $41 7/8                   $34 3/4
      Fourth Quarter...................      $41 1/8                   $32 5/8

1997:
      First Quarter.....................     $45                       $36 7/8
      Second Quarter....................     $49 1/8                   $38
      Third Quarter.....................     $48 11/16                 $42 1/2
      Fourth Quarter....................     $50 1/4                   $36 13/16

      As of December 31, 1997, there were 63 record holders of common stock. The Company estimates that approximately 13,000 stockholders are represented by nominees.

     In August 1997, the common stock was added to Standard & Poor's 400 Mid-Cap Index.


     DIVIDEND POLICY

      It is the current policy of UCAR's Board of Directors to retain earnings to finance operations, meet obligations and repay debt. Any declaration and payment of cash dividends will be subject to the discretion of UCAR's Board of Directors and will be dependent upon the Company's financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Senior Bank Facilities and the Subordinated Note Indenture and other factors deemed relevant by UCAR's Board of Directors. There can be no assurance that any cash dividends will be declared or paid.

      UCAR is a holding company that derives all of its cash flow from Global, the common stock of which constitutes UCAR's only material asset. Consequently, UCAR's ability to pay dividends is dependent upon the earnings of Global and its subsidiaries and the distribution of those earnings by Global to UCAR.

      Under the Senior Bank Facilities, Global and UCAR are permitted to pay dividends to their respective stockholders only in an aggregate amount equal to a percentage, ranging from 50% to 65% based on certain financial tests, of cumulative adjusted consolidated net income, as defined therin (provided that, in any event, dividends aggregating up to $15 million are permitted to be paid in any twelve-month period). In addition, Global is permitted to pay dividends to UCAR (i) in respect of UCAR's administrative fees and expenses and (ii) for the specific purpose of the purchase or redemption by UCAR of capital stock held by present or former officers of the Company up to $5 million per year or $25 million in the aggregate. In general, amounts which are permitted to be paid as dividends in a year but are not so paid may be paid in subsequent years. As a result of the $340 million charge and stock repurchases, UCAR does not anticipate paying any dividends in the near term.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following selected annual consolidated financial data (excluding the "quantity of graphite electrodes sold") have been derived from the Consolidated Financial Statements at the dates and for the periods indicated, which have been audited by KPMG Peat Marwick LLP as indicated in their reports thereon. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements at December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 and the related notes thereto included elsewhere herein.


                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                          1997         1996          1995         1994        1993
                                                          ----         ----          ----         ----        ----
                                                               (Dollars in millions, except per share data)

STATEMENT OF OPERATIONS DATA:
   Net sales........................................     $1,097       $ 948         $ 901        $ 758       $ 740
   Gross profit.....................................        411         365           345          243         203
   Selling, administrative and other expenses.......        115          90           115           79         203
   Restructuring costs(a)...........................          -           -            30            -          33
   Antitrust investigations
         and related lawsuits and claims(b).........        340           -             -            -           -
   Operating profit (loss)(c).......................        (58)        268           189          162          80
   Interest expense.................................         64          61            93           19          21
   Income (loss) before extraordinary charge and
     cumulative effect of changes in accounting
     principles(c)..................................       (160)        145            25          100          50
   Extraordinary charge, net of tax(d)..............          -           -            37            -           -
   Cumulative effect of changes in accounting
      principles....................................          -           7             -            -         (20)
   Net income (loss)................................       (160)        152           (12)         100          30



                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                          1997         1996          1995         1994        1993
                                                          ----         ----          ----         ----        ----
                                                               (Dollars in millions, except per share data)

   Earnings (loss) per common share(e):
        Basic: Income (loss) before cumulative
               effect of change in accounting
               principles...........................     $(3.49)        $3.15        $1.98
               Cumulative effect on prior years of
                 change in accounting for
                 inventories(f).....................          -          0.15            -
                                                         ---------      ------       -------
               Net income (loss)....................     $(3.49)        $3.30         $1.98
                                                         =========      ======       =======
               Weighted average common shares
                 outstanding (in thousands)(g)......     45,963        46,274        45,960
        Diluted:Income (loss) before cumulative
               effect of change in accounting
               principles...........................     $(3.49)        $3.00         $1.87
               Cumulative effect on prior years of
                 change in accounting for
                 inventories (f) ...................          -          0.15             -
                                                          ------        ------       ------
               Net income (loss)....................     $(3.49)        $3.15         $1.87
                                                         =======        ======       ======
               Weighted average common shares
                 outstanding (in thousands)(g)......     45,963        48,469        48,763

BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents........................   $     58     $    95        $   53       $   60       $  54
   Total assets.....................................      1,233         988           864          778         831
   Total debt.......................................        732         635           668          247         268
   Stockholders' equity (deficit)...................       (246)         (2)         (167)         192         188
   Working capital..................................         64         234           175          195          30

OTHER DATA:
    Gross profit margin.............................         37.5%       38.5%         38.3%        32.1%       27.4%
    Operating profit (loss) margin..................         (5.3)       28.3          21.0         21.4        10.8
    Depreciation and amortization...................    $    49     $    36       $    38        $  39       $  39
    Capital expenditures............................         79          62            65           34          26
    EBITDA(h).......................................         (9)        304           249          201         147
    Cash flow from operations.......................        172         172           130          174          64
    Cash flow used in investing.....................       (221)       (104)         (116)         (56)        (25)
    Quantity of graphite electrodes sold
         (thousands of metric tons)(i)(j)...........        242         205           217          196         217


------------------------

(a) Represents costs recorded in connection with closing or downsizing operations at certain locations as part of the Company's restructuring and re-engineering projects. These costs consisted primarily of write-offs of fixed assets and other shut down costs.

(b) Represents estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

(c) Includes, in 1995, non-recurring charges related to the Recapitalization of $8 million related to payments for a senior subordinated credit facility which was available but not used and payments under the Long Term Incentive Compensation Plan and non-recurring expenses related to the Initial Offering of $18 million for compensation expense related to accelerated vesting of performance stock options and restricted matching stock. Includes, in 1997, a $12 million non-cash charge for the accelerated vesting of outstanding 1998 performance stock options and $4 million of consulting fees associated with projects that the Company is undertaking to further improve operating efficiency, integrate worldwide operations and generate earnings growth.

(d)  Resulted  from  early  extinguishment  of  debt  in  connection  with   the
     Redemption and the Refinancing.

(e) For 1995, unaudited pro forma per share data are presented assuming that the Recapitalization, Initial Offering, the Redemption and the Refinancing had occurred as of January 1, 1995. Historical per share data for 1995 have been omitted as the historical capitalization of the Company was not indicative of the Company's then current capital structure.

(f) Effective January 1, 1996, the Company changed its method of determining LIFO inventories. The new methodology provides specifically identified parameters for defining new items within the LIFO pool, which the Company believes improves the accuracy of costing those items. The Company recorded income of $7 million (after related taxes of $4 million) as the cumulative effect on prior years of this change in accounting for inventories. The Company believes this change will not materially impact the Company's ongoing results of operations.

(g)  Reflects  common shares and potential common shares  outstanding  after the
     Initial Offering, including potential common shares calculated in accordance with the "treasury stock method," wherein the net proceeds from the exercise of potential common shares are assumed to be used to repurchase common shares at the average price for such year.

(h) EBITDA, for this purpose, means operating profit (loss) plus depreciation, amortization and the portion of restructuring costs applicable to fixed asset write-offs. The amount of restructuring costs applicable to fixed asset write-offs for 1993 and 1995 were $28 million and $22 million, respectively. The Company believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from continuing operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(i) Excludes graphite electrodes sold by EMSA, before it became a wholly owned subsidiary on April 21, 1997, of 25,000 metric tons, 24,000 metric tons, 27,000 metric tons, 26,000 metric tons and 8,000 metric tons in 1993, 1994, 1995, 1996 and 1997, respectively.

(j) The quantity of graphite electrodes sold in the first quarter of 1994 was impacted by customer buy-ins during the fourth quarter of 1993 in advance of price increases effective in January 1994 and the quantity of graphite electrodes sold in the fourth quarter of 1997 was impacted by customer buy-ins in advance of price increases effective in January 1998.

      The following quarterly selected consolidated financial data have been derived from the Consolidated Financial Statements for the periods indicated, which have not been audited. The selected quarterly consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements at December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 and the related notes thereto included elsewhere herein.


                                                        FIRST          SECOND            THIRD            FOURTH
                                                       QUARTER        QUARTER           QUARTER          QUARTER
                                                       -------        -------           -------          -------

                                                             (Dollars in millions, except per share data)
1997:
    Net sales..................................        $ 238            $ 290             $ 278           $ 291
    Gross profit...............................           88              110               104             109
    Net income (loss)(a).......................           37               42                37            (276)

    Basic net income (loss) per share..........         0.79             0.93              0.80           (6.07)
    Diluted net income (loss) per share........         0.76             0.89              0.77           (6.07)



                                                        FIRST          SECOND            THIRD            FOURTH
                                                       QUARTER        QUARTER           QUARTER          QUARTER
                                                       -------        -------           -------          -------
                                                             (Dollars in millions, except per share data)

1996:
    Net sales..................................          243              241               227             237
    Gross profit...............................           93               96                86              90
      Income before cumulative effect of change
        in accounting principles...............           35               38                35              37
    Net income.................................           42(b)            38                35              37


    Basic income per share before cumulative
      effect of change in accounting principles         0.77             0.82              0.75            0.81
    Cumulative effect per share on prior years
      of change in accounting for
      inventories..............................         0.15               --                --              --
                                                      ------            -----             -----           -----
    Basic net income per share.................        $0.92            $0.82             $0.75           $0.81
                                                      ======            =====             =====           =====
    Diluted income per share before cumulative
      effect of change in accounting principles        $0.73            $0.78             $0.72           $0.77
    Cumulative effect per share on prior years          0.15               --                --              --
                                                      ------            -----             -----           -----
      of change in accounting for inventories..
    Diluted net income per share...............        $0.88            $0.78             $0.72           $0.77
                                                      ======            =====             =====           =====


----------------

(a) Includes a charge of $2 million ($1 million after tax) and $338 million ($309 million after tax) in the third quarter and fourth quarter, respectively, associated with estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

(b) Includes a cumulative effect on prior years of $7 million (after taxes) related to a change in method of determining LIFO inventories.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL

      BACKGROUND. In 1995, UCAR International Inc. ("UCAR" and, together with its subsidiaries, the "Company") consummated a leveraged recapitalization (the "Recapitalization"), an initial public offering (the "Initial Offering"), a redemption (the "Redemption") of a portion of the subordinated notes (the "Subordinated Notes") issued in connection with the Recapitalization and a refinancing of the senior bank credit facilities established in connection with the Recapitalization (the "Refinancing"). In 1995, the Company also acquired substantially all of the shares of its Brazilian subsidiary owned by public shareholders in Brazil.

      RECENT EVENTS. In 1996, the Company acquired 90% of the equity of UCAR Grafit OAO ("UCAR Grafit"). Thereafter, the Company increased its ownership to 96% (at December 31, 1997) of such equity. In 1997, the Company acquired 70% of the equity of Carbone Savoie S.A.S. ("Carbone Savoie") and, through a newly formed 70% owned subsidiary, UCAR Elektroden GmbH ("UCAR Elektroden"), acquired the graphite electrode business of Elektrokohle Lichtenberg AG ("EKL") in Berlin, Germany. The Company also acquired the outstanding shares of EMSA (Pty.) Ltd. ("EMSA") held by the Company's former 50% joint venture partner in EMSA. The acquisitions of UCAR Grafit, Carbone Savoie, EMSA and the graphite electrode business of EKL (collectively, the "Acquired Companies") were accounted for as purchases The Company currently has no plans to make any further acquisitions in the near term.

      In 1997, UCAR's Board of Directors authorized a program to repurchase up to $200 million of common stock at prevailing prices from time to time in the open market or otherwise depending on market conditions and other factors, without any established minimum or maximum time period or number of shares. Through December 31, 1997, UCAR purchased an aggregate of $92 million of common stock under such program (including 1,300,000 shares repurchased for $48 million concurrently with a secondary public offering of common stock by stockholders affiliated with Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively "Blackstone")). UCAR does not currently expect to continue to repurchase common stock under this program. In addition, on December 8, 1997, UCAR's Board of Directors approved the accelerated vesting of the outstanding performance stock options associated with 1998 performance targets.

     In 1997, Western Europe began to recover from the economic downturn that commenced in 1996. In addition, an economic downturn in the Asia Pacific region began in 1997 which is still continuing. Although the Company is a global company, its exposure in the Asia Pacific region approximates 10% of total net sales. The Company believes its net sales to Asia Pacific region customers will, at least during the first half of 1998, be negatively impacted as a result of the decline in such region's steel production rates and the resultant delay in such customers' orders for graphite electrodes. The Company serves every geographic market worldwide and, accordingly, it is always impacted in varying degrees, both positively and negatively, as country or regional market conditions fluctuate.

      In 1997, the Company was served with subpoenas, search warrants and information requests by antitrust authorities in the United States and the European Union in connection with investigations as to whether there has been any violation of antitrust laws by producers of graphite electrodes. Subsequently, several antitrust class action civil lawsuits were commenced against UCAR and certain other producers of graphite electrodes in the United States. These lawsuits have been consolidated into a single lawsuit, although additional similar lawsuits have been subsequently commenced. As a result of recent developments, the Company recorded a charge against results of operations for 1997 in the amount of $340 million ($310 million after tax) for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Although the $340 million charge represents the Company's best estimate as to the amount of such potential liabilities and expenses as of the date of filing this Annual Report on Form 10-K with the Commission, actual liabilities and expenses could be materially higher or lower than such estimate. UCAR has also been named as a defendant in a shareholder derivative lawsuit and a securities class action lawsuit, each of which is based, in part on the subject matter of such antitrust investigations. It is possible that additional antitrust civil lawsuits seeking, among other things, to recover damages could be commenced against the Company in the United States and in other jurisdictions. It is also possible that antitrust investigations in other jurisdictions could be commenced. In April 1998, pursuant to an agreement with the DOJ, UCAR agreed to plead guilty to a one count charge of violating antitrust laws in the sale of graphite electrodes. Additionally, UCAR agreed to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. Under the plea agreement, UCAR will not be subject to prosecution by the DOJ with respect to any antitrust violations occurring prior to the date on which the agreement receives court approval. The fine payable pursuant to the plea agreement is within the amounts used by the Company for purposes of determining the $340 million charge. The plea agreement has been submitted for court approval. Although UCAR does not expect such an outcome, it is possible that the court could reject the plea agreement. In such event, UCAR would be required to either defend any charges which could be brought or enter into a less favorable plea agreement. Regardless of whether the plea agreement is accepted by the court, the plea agreement makes it more difficult to defend against antitrust civil lawsuits. In addition, due to the fact such lawsuits are in the earliest stages and no evaluation of liability can yet be made, no amounts have been accrued with respect to the shareholder derivative and securities fraud class action lawsuits.

      CURRENCY MATTERS. The Company sells its products in multiple currencies but seeks to price its products based on U.S. dollar equivalent target prices for each country or regional market. These target prices are based on evaluations of the relevant exchange rates, the relationship between all of the target prices and other factors, if any, which the Company may deem appropriate. Each subsidiary then seeks to institute price increases to achieve target prices when, as and if local conditions permit. A subsidiary may rescind a price increase or grant price discounts if required by local conditions. The impact on net sales of any price increase in foreign countries can be mitigated or exaggerated by changes in currency exchange rates. The Company has entered into hedging transactions to reduce its exposure to changes in currency exchange rates.

      While most of the Company's sales are made to customers in markets where local currencies are readily convertible into U.S. dollars, the Company makes sales to customers in other markets, particularly countries in the former Soviet Union, Eastern Europe, the Middle East and the Asia Pacific region. When the Company deems it appropriate, the terms of sale to customers in these markets require payment in U.S. dollars, Deutsche Marks or Yen and may additionally require prepayment or delivery of a bank letter of credit or equivalent security for payment.

      RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain items from the Consolidated Statements of Operations and the increase or decrease (expressed as a percentage of such item in the comparable prior period) of such items:


                                                                                                       PERCENTAGE
                                                              FOR THE YEAR ENDED                        INCREASE
                                                                 DECEMBER 31,                          (DECREASE)
                                                                 ------------                           ---------
                                                                                                   1996 TO        1995 TO
                                                       1997          1996           1995           1997           1996
                                                       ----          ----           ----           ----           ----
                                                                  (Dollars in millions)

Net sales......................................       $1,097          $948          $901            16%             5%
Cost of sales..................................          686           583           556            18              5
                                                     -------         -----         -----
Gross profit...................................          411           365           345            13              6
Selling, administrative and other expenses.....          115            90           115            27.8          (21.7)
Restructuring costs............................           --            --            30              --            N/M
Antitrust investigations
     and related lawsuits and claims...........          340            --            --             N/M             --
Operating profit (loss)........................          (58)          268           189          (122)            42
----------------------
N/M: Not Meaningful


      The following table sets forth, for the periods indicated, the percentage (rounded to the nearest tenth) of net sales represented by certain items in the Consolidated Statements of Operations:


                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                      1997                   1996               1995
                                                                      ----                   ----               ----

Net sales...............................................              100.0%                 100.0%             100.0%
Cost of sales...........................................               62.5                   61.5               61.7
                                                                     ------                 ------             ------
Gross profit............................................               37.5                   38.5               38.3
Selling, administrative and other expenses..............               10.5                    9.5               12.8
Restructuring costs.....................................                --                     --                 3.3
Antitrust investigations
     and related lawsuits and claims....................               31.0                    --                 --
Operating profit (loss).................................               (5.3)                  28.3               21.0


      1997 COMPARED TO 1996. Net sales in 1997 were $1,097 million, an increase of $149 million, or 16%, from net sales of $948 million in 1996. The increase in net sales was primarily attributable to the Acquired Companies, which added net sales of $140 million after taking into account inter-company sales to the Acquired Companies which would have been classified as third party sales prior to their respective acquisitions. The Company's raw material sales were reduced by $13 million in 1997. Net sales of the Company's products outside the United States accounted for 72% of total net sales in 1997 and 68% of total net sales in 1996. Net sales of graphite electrodes accounted for 72% of total net sales in 1997 as compared to 73% of total net sales in 1996. Excluding the Acquired Companies, the volume of graphite electrodes sold increased 9,700 metric tons, or 4.7%, to 214,700 metric tons in 1997 from 205,000 metric tons in 1996, which added $31 million of net sales in 1997. This increase in the volume of graphite electrodes sold was primarily due to the economic recovery in Western Europe, including purchases by certain customers in advance of announced price increases effective January 1, 1998, or "customer buy-ins," and increased export shipments to the Asia Pacific and Middle East regions. Excluding the Acquired Companies, increases in the average selling price (in U.S. dollars and net of changes in currency exchange rates) of graphite electrodes added approximately $38 million to net sales in 1997. The Western European currencies weakened considerably in 1997 against the U.S. dollar. Accordingly, these price increases were more than offset by the negative impact of currency translation on net sales of graphite electrodes, which amounted to approximately $43 million. The non-graphite electrode businesses, excluding the Acquired Companies, remained relatively stable on a combined basis in 1997 as compared to 1996.

      Gross profit in 1997 was $411 million (37.5% of net sales), a 13% increase over the gross profit of $365 million (38.5% of net sales) in 1996. Excluding the Acquired Companies, the gross margin would have been 39.1% in 1997, an improvement of 60 basis points over 1996. The improvement resulted primarily from an increase in capacity utilization and cost savings, partially offset by increases in the cost of raw materials.

      Operating loss in 1997 was $58 million ((5.3%) of net sales), a decrease of $326 million, or 122%, from operating profit of $268 million (28.3% of net sales) in 1996. Operating profit in 1997 was primarily impacted by the $340 million charge for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, a $12 million non-cash charge for the vesting of outstanding 1998 performance stock options and $4 million of consulting fees associated with projects that the Company is undertaking to improve operating efficiency, integrate worldwide operations and generate earnings growth. Excluding the $340 million charge and the Acquired Companies, operating profit in 1997 would have been $261 million (27.7% of net sales) in 1997.

      Selling, administrative and other expenses were $115 million in 1997, an increase of $25 million, or 27.8%, from $90 million in 1996. Selling, administrative and other expenses in 1997 included the $12 million non-cash charge for the vesting of outstanding 1998 performance stock options. Additionally, the Acquired Companies had selling, administrative and other expenses amounting to $16 million in 1997.

      Other (income) expense (net) was expense of $5 million in 1997 as compared to income of $1 million in 1996. The change resulted primarily from $4 million of consulting fees associated with projects that the Company is undertaking to further improve operating efficiency, integrate worldwide operations and generate earnings growth.

      Interest expense increased to $64 million in 1997 from $61 million in 1996. In 1997, the average outstanding total debt balance was $726 million and the average annual interest rate was 8.9% as compared to an average outstanding total debt balance of $643 million and an average annual interest rate of 9.4% in 1996. The decline in the average annual interest rate is primarily attributable to decreases in interest rates resulting from the amendment of the Company's senior bank credit facilities (the "Senior Bank Facilities") in March 1997. The increase in outstanding debt resulted primarily from $124 million of investments in acquisitions, $92 million for repurchase of common stock and $79 million for capital expenditures, offset by net cash flow from operations of $172 million.

      Provision for income taxes was $39 million in 1997 as compared to $68 million in 1996. In 1997, the provision for income taxes was significantly higher than the amount computed by applying the United States Federal income tax rate primarily due to the fact that a majority of the charge in connection with antitrust investigations and related lawsuits and claims will not be deductible, offset to a much lesser extent by the Company's tax exemption in Brazil, tax credits in the United States associated with research and development expenses and tax benefits recognized in Italy and Spain associated with capital expenditures and fixed asset revaluations, respectively.

      UCAR's share of net income from its company carried at equity, EMSA, was $2 million during the period from January 1, 1997 to April 21, 1997 as compared to $7 million for all of 1996. In April 1997, the Company acquired the outstanding shares of EMSA held by its former 50% joint venture partner. Following the acquisition, EMSA's results of operations were consolidated with the Company's results of operations and no additional equity income was recorded.

      1996 COMPARED TO 1995. Net sales in 1996 were $948 million, an increase of 5% from $901 million in 1995. This increase was led by the Company's graphite specialties and carbon specialties businesses, which both had net sales increases of 13% in 1996 as compared to 1995. The average selling prices (in U.S. dollars and net of changes in currency exchange rates) for products of these businesses increased approximately 8% in 1996 as compared to 1995. The carbon specialties business had increased volume in carbon refractory products, which are sold primarily to the steel industry. The graphite specialties business had increased volume in "superfine grain" products, which are used in the semiconductor industry, and increased volume in graphite cathodes, which are used in the aluminum industry. Net sales of the Company's core graphite electrodes business, which accounted for 73% of total net sales in 1996, increased approximately 3% to $696 million in 1996 as compared to $675 million in 1995. The average selling price (in U.S. dollars and net of changes in currency exchange rates) of graphite electrodes sold increased approximately 6% to $3,185 per metric ton in 1996 as compared to $3,000 per metric ton in 1995. The volume of graphite electrodes sold in 1996 declined by approximately 5% in 1996 as compared to 1995. Graphite electrode sales volume in Western Europe declined 18% in 1996 as compared to 1995 as a result of lower economic activity as members of the European Union continued to work toward a unified monetary system. Net sales for the Company's products outside of the United States amounted to $642 million, or approximately 68% of total net sales, in 1996.

      Gross profit in 1996 was $365 million, an increase of $20 million, or 6%, from gross profit of $345 million in 1995. Price increases on all products sold, together with cost savings, offset the decline in graphite electrode sales volume and allowed for an increase in gross margin to 38.5% in 1996 as compared to 38.3% in 1995.

      Operating profit in 1996 was $268 million (28.3% of net sales), an increase of $79 million, or 42%, from operating profit of $189 million (21.0% of net sales) in 1995. Excluding restructuring costs of $30 million, non-recurring expense of $6 million associated with a senior subordinated credit facility available but not used in connection with the Recapitalization, $18 million of non-recurring compensation expense included in selling, administrative and other expenses as a result of accelerated vesting of performance stock options and restricted matching stock in connection with the Initial Offering and $2 million of other expenses due to payments under the Long Term Incentive Compensation Plan accelerated as a result of the Recapitalization, operating profit in 1995 would have been $245 million (27.2% of net sales).

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

      Other (income) expense (net) was income of $1 million in 1996 as compared to expense of $3 million in 1995. The change resulted primarily from a $14 million decrease in interest income (primarily due to a reduction in short-term investments by the Company's Brazilian subsidiary), a $9 million reduction in expense from foreign currency adjustments (including reduced translation losses from Brazilian operations and U.S. dollar-denominated debt of the Company's foreign subsidiaries) and a non-recurring expense of $7 million associated with bank fees due to the Recapitalization which were incurred in 1995 but not in 1996.

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

    The following table sets forth a summary of the results of operations for 1995, as adjusted for certain non-recurring expenses, taxes and costs:


                                                                                      OPERATING                  NET
                                                                                        PROFIT                 INCOME
                                                                                      ---------                -------

                                                                                          (Dollars in millions,
                                                                                         except per share data)

As reported in the Consolidated Financial Statements.....................                 $189                  $(12)
Non-recurring expenses, taxes and costs:
    Compensation expense due to accelerated vesting of performance stock options and restricted matching stock in connection with the
           Initial Offering..............................................                   18                    12
    Senior subordinated credit facility expense and Long Term
        Incentive Compensation Plan payments in connection with the
          Recapitalization...............................................                    8                     5
    Extraordinary charge for early extinguishment of debt................                   --                    37
    Taxes associated with the Recapitalization...........................                   --                    37
      Pro forma interest adjustment to give effect to the Recapitalization, the Initial Offering, the Redemption and the Refinancing as
               if they occurred on January 1, 1995.......................                   (1)                   12
                                                                                          -------               ------
Pro forma operating profit/net income....................................                 $214                  $ 91
                                                                                          =======               ======

EFFECTS OF  INFLATION

      In general, the Company's cost of sales is affected by the inflation in each country in which it has a manufacturing facility. During the past three years, the effects of inflation in the United States and foreign countries (except for highly inflationary countries) have been offset by a combination of improved operating efficiency, improved pricing and permanent, on-going cost savings and, accordingly, have not been material to the Company. The cost of petroleum coke, a principal raw material used by the Company, and natural gas, which is used by the Company in its electrode, cathode and graphite specialties baking operations, may fluctuate widely for various reasons, including fuel shortages and cold weather. Changes in such costs were not material to the Company during the three years ended December 31, 1997. No assurance can be given that future increases in the Company's cost of sales or other expenses will not exceed the rate of inflation or the amounts by which the Company is able to increase its prices.

      The Company maintains operations in Brazil and Russia, countries which historically have had highly inflationary economies. The financial statements of these foreign operations have been remeasured as if the respective functional currencies of the Brazilian and Russian economic environments were the U.S. dollar. Accordingly, translation gains and losses were included in the Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1997. The Company also maintains operations in Mexico. Because of significant increases in the rate of inflation in Mexico, Mexico is considered to have a highly inflationary economy and, effective January 1, 1997, the Company changed its functional currency in Mexico to the U.S. dollar.

      Effective January 1, 1998, Brazil is no longer considered to be a highly inflationary economy. If this change had occurred effective January 1, 1997, the effect on results of operations and financial condition would not have been material.

      EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES

      The Company produces and sells its products in multiple currencies. In general, the Company's results of operations are affected by changes in currency exchange rates. When the local currencies of foreign countries in which the Company has a manufacturing facility decline (or increase) in value relative to the U.S. dollar, this has the effect of reducing (or increasing) the U.S. dollar equivalent cost of sales and other expenses with respect to those facilities. This effect is, however, partially offset by the cost of petroleum coke, a principal raw material used by the Company, which is denominated in U.S. dollars. The Company prices products manufactured at such facilities in local currencies and adjusts those prices (to the extent permitted by local market conditions) to attempt to maintain a U.S. dollar equivalent target price. Accordingly, when the local currencies increase (or decline) in value relative to the U.S. dollar, this has the effect of increasing (or reducing) net sales. The result of these effects is to increase or decrease operating profit and net income.

      Net sales of graphite electrodes were approximately $43 million, or 6%, lower in 1997 as a result of the impact of negative currency translation. The Western European currencies weakened considerably in 1997 against the U.S. dollar. In an effort to mitigate the effects of exchange rate changes, price increases were announced in certain of the Western European countries which became effective on January 1, 1998. During 1998, the currencies in many of the countries in which the Company sells its products have continued to weaken against the U.S. dollar. The Company believes that it is likely that such exchange rate changes will adversely affect its net sales despite its efforts to mitigate the effects of such changes. To further manage exposure to general economic and specific financial market risks caused by currency exchange rate changes, the Company engages in hedging activities and uses various off-balance sheet financial instruments. The amount of currency exchange contracts used by the Company to minimize these risks was $353 million at December 31, 1997, $350 million at December 31, 1996 and $269 million at December 31, 1995.

      In connection with the Recapitalization, certain of the Company's foreign subsidiaries borrowed $343 million of U.S. dollar-denominated debt. In November 1995, the Company repatriated U.S. dollar-denominated debt of its Mexican subsidiary by replacing it with debt of UCAR Global Enterprises Inc. ("Global"). At December 31, 1997, total outstanding U.S. dollar-denominated debt of the Company's foreign subsidiaries (excluding the Company's subsidiaries in Russia and Brazil, which used the U.S. dollar as their functional currency because they operate in highly inflationary economies) was $214 million. Changes in the exchange rates between the U.S. dollar and the currencies in the countries in which these subsidiaries are located result in foreign currency gains and losses that are reported in other (income) expense (net) in the Consolidated Statements of Operations. While changes in currency exchange rates did not materially affect the Company in the three years ended December 31, 1997, there can be no assurance that such changes will not have a material adverse effect on the Company in the future. Since November 1995, the Company's foreign subsidiaries with U.S. dollar-denominated debt have entered into foreign currency contracts to protect against exchange rate changes. The amount of such contracts was $214 million at December 31, 1997, $169 million at December 31, 1996 and $198 million at December 31, 1995. The Company believes that the repatriation of the U.S. dollar-denominated debt from its Mexican subsidiary and such contracts reduce the Company's exposure to exchange rate changes related to such borrowings.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's sources of funds have consisted principally of invested capital, cash flow from operations and debt financing. The Company's uses of those funds (other than for operations) have consisted principally of debt reduction (including the Redemption with proceeds from the Initial Offering), capital expenditures, distributions to stockholders (including repurchases of common equity), acquisition of controlling interests in new companies or businesses and acquisition of minority stockholders' shares of consolidated subsidiaries. Since 1995, acquisitions and repurchases under UCAR's stock repurchase program have been financed from existing cash balances, cash flow from operations, short-term borrowings and borrowings under its revolving credit facilities.

      GENERAL EFFECTS OF INDEBTEDNESS AND LIABILITIES. The Company is highly leveraged. The Company's indebtedness is expected to increase and its liquidity is expected to decrease in connection with liabilities arising out of antitrust investigations and related lawsuits and claims. At December 31, 1997, the Company had an aggregate of $732 million of outstanding indebtedness and a stockholders' deficit of $246 million as compared to $635 million of outstanding indebtedness and a stockholders' deficit of $2 million at December 31, 1996.

      The Company's substantial indebtedness and obligations in connection with antitrust investigations and related lawsuits and claims could have important consequences, including the following: (i) the Company's ability to restructure its existing debt or obtain additional debt financing for working capital, capital expenditures, settlements, judgments or other obligations in connection with antitrust investigations or related lawsuits or claims, or general corporate or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to debt service obligations and obligations in connection with antitrust investigations and related lawsuits and claims, thereby reducing the funds available to the Company for other purposes; (iii) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; (iv) the Company's substantial degree of leverage may hinder its ability to adjust rapidly to changing market conditions or other events; and (v) the Company's substantial degree of leverage makes it more vulnerable to insolvency, bankruptcy or other adverse effects in the event of a downturn in general economic conditions or its business or in the event that obligations in connection with antitrust investigations and related lawsuits and claims are greater than expected.

      The Company's ability to service its debt and meet its other obligations, including obligations associated with antitrust investigations and related lawsuits and claims, as they come due will depend on its future financial and operating performance, which, in turn, is subject to, among other things, changes in the graphite and carbon industry, prevailing economic conditions and certain financial, business and other factors beyond its control, including interest rates. The Company believes that obligations associated with antitrust investigations and related lawsuits and claims has had a material adverse impact on its working capital, and will have a material adverse impact on its cash flow and liquidity. If the Company's cash flow and capital resources are insufficient to enable the Company to meet its debt service and other obligations as they become due, the failure to meet such obligations could have a material adverse effect on the Company, up to and including bankruptcy.

      CASH FLOW AND PLANS TO MANAGE LIQUIDITY. For at least the past five years, the Company has had positive annual cash flow from operations. Typically, the first quarter of each year results in neutral or negative cash flow from operations (after deducting cash used for capital expenditures) due to various factors. These factors include interest payments on the Subordinated Notes, rebuilding inventory levels related to the effect of customer buy-ins in the fourth quarter of the prior year in response to price increases to be effective in the first quarter of the current year, and the payment during the first quarter of each year of variable compensation with respect to the immediately preceding year. Typically, the other three quarters result in significant positive cash flow from operations (after deducting cash used for capital expenditures), although the third quarter tends to produce relatively less positive cash flow primarily as a result of interest payments on the Subordinated Notes due in that quarter. The Company believes that the current year will follow the historical pattern. In addition, to minimize interest expense, the Company (other than its Brazilian subsidiary) typically operates on a "zero-cash" basis, using funds available under the revolving credit facility as its primary source of liquidity. Accordingly, in the absence of borrowing capability under the revolving credit facility, the Company would have limited funds available to meet its debt service obligations and obligations in connection with antitrust investigations and related lawsuits and claims. In April 1998, the Company obtained a limited waiver of certain covenants of the Senior Bank Facilities and, in connection therewith, borrowed $35 million under the revolving credit facility. The Company believes that the $35 million, together with cash flow from operations (after deducting cash used for capital expenditures) will enable it to meet its debt service, trade and other obligations when due in the ordinary course of business during the second quarter of 1998, including currently anticipated obligations in connection with antitrust investigations and related lawsuits and claims. In this regard, the Company believes that the plea agreement with the DOJ will assist it in its efforts to meet its obligations as they become due since the plea agreement permits the Company to pay the $110 million non-interest-bearing fine in six annual installments. There can be no assurance, however, that obligations in connection with antitrust investigations and related lawsuits and claims will not be greater than expected.

      The Company is in the process of evaluating the potential impacts from the $340 million charge, antitrust investigations and related lawsuits and claims. Although the ultimate outcome of these matters is uncertain, the Company expects the potential liabilities, expenses and other impacts of antitrust investigations and related lawsuits and claims to be material and adverse. No assurance can be given that the Company's cash flow from operations and capital resources will be sufficient to enable the Company to meet its debt service and other obligations and respond to such impacts. Such impacts could require that the Company limit or discontinue, temporarily or permanently, certain of its business plans, activities or operations, further reduce or delay capital expenditures, sell certain of its assets or businesses, restructure or refinance some or all of its debt or incur additional debt, or sell additional common stock or other securities. No assurance can be given that the Company will be able to take any of such actions on favorable terms or at all. Further, such impacts may ultimately require that the Company seek protection under applicable bankruptcy laws.

      The Company's current plan is to continue its long-term strategy of being a low-cost producer of high quality products and provider of superior services to customers. Consistent with this strategy and in order to maximize funds available to meet its obligations, the Company is focusing significant efforts on reducing operating expenses, capital expenditures and other cash requirements and commitments, while maintaining necessary and appropriate business operations. The Company believes that the long-term fundamentals of its business continue to be sound.

Accordingly, although no assurance can be given that such will be the case, the Company believes, based on its expected cash flow from operations and taking into account its efforts to maximize funds available to meet its obligations, it will be able to restructure its capitalization and manage its working capital and cash flow to permit it to meet its obligations as they become due.

      OVERVIEW OF DEBT FINANCING AND DESCRIPTION OF WAIVER. Upon consummation of the Recapitalization, the Company established recapitalization bank credit facilities which provided for borrowings of up to $685 million, of which $585 million was used in connection with the Recapitalization. On October 19, 1995, the Company refinanced such facilities with the Senior Bank Facilities at more favorable interest rates and with more favorable covenants. The Senior Bank Facilities initially provided for borrowings of up to $620 million, of which $520 million was used in connection with the Refinancing. On March 19, 1997, the Senior Bank Facilities were amended to reduce the interest rates on amounts outstanding thereunder, to increase the amount available under the revolving credit facility to $250 million from $100 million and to change certain covenants to allow greater flexibility in uses of free cash flow for acquisitions, capital expenditures and restricted payments. In April 1998, the Company obtained a waiver of a breach, if any, of certain of the covenants contained in the Senior Bank Facilities relating to the Company's compliance with laws prior to March 13, 1998 and the Company's obligation to deliver to the lenders under the Senior Bank Facilities certain financial information within 90 days of the end of the prior year. In connection with the waiver, the Company agreed to grant a security interest in substantially all, to the extent possible, of its assets and amend certain provisions of the Senior Bank Facilities. Such amendments are likely to result in an increase in the interest rates applicable to the indebtedness outstanding under the Senior Bank Facilities. In addition, in connection with the waiver, on April 13, 1998, the Company borrowed an additional $35 million under the revolving credit facility. The waiver is not effective for any additional borrowings and will terminate on the earlier to occur of July 10, 1999, the occurrence of any other event of default under the Senior Bank Facilities or a date on which the lenders notify the Company that the lenders believe that there has been, since December 31, 1997, a material adverse change in UCAR's assets, business, properties, financial condition, results of operations or prospects.

      DESCRIPTION OF SENIOR BANK FACILITIES. The Senior Bank Facilities consist of: (a) a Tranche A Facility (the "Tranche A Facility") in the amount of $270 million consisting of (i) a Tranche A Letter of Credit Facility providing for the issuance of up to $225 million of U.S. dollar-denominated letters of credit for the purpose of supporting either U.S. dollar-denominated or foreign-currency denominated loans, and interest and the impact of currency exchange rate fluctuations thereon, to certain foreign subsidiaries of Global (together with Global, a wholly owned subsidiary of UCAR, the "Credit Parties") under facilities arranged with local lending institutions, (ii) a Tranche A Term Loan Facility providing for term loans of $45 million to Global and (iii) a Tranche A Reimbursement Loan Facility in respect of drawings under such letters of credit or to refinance such loans to foreign subsidiaries; (b) a Tranche B Term Loan Facility (the "Tranche B Facility") providing for term loans of $120 million to Global; and (c) a Revolving Credit Facility (the "Revolving Facility") providing for revolving and swingline loans to Global and the issuance of U.S. dollar-denominated letters of credit for the account of Global or other designated credit parties in an aggregate principal and stated amount at any time not to exceed $250 million. The Revolving Facility terminates on December 31, 2001.

      The Tranche A Facility (including the letters of credit issued thereunder) amortizes in quarterly installments over four years, commencing March 31, 1998, with installments ranging from $50 million in 1998 to $85 million in 2001, with the final installment payable on December 31, 2001. The Tranche B Facility amortizes over five years, commencing March 31, 1998, with nominal quarterly installments during the first four years, and quarterly installments aggregating $116 million in 2002, with the final installment payable on December 31, 2002. The Company's next required installment payments for the tranche A and tranche B portions of the Senior Bank Facilities of $50 million and $1 million, respectively, occur during 1998. During 1996, the Company made payments in advance of installments due on the Tranche A Facility and Tranche B Facility, of $25 million and $30 million, respectively ($60 million and $25 million, respectively, during 1995). The Company did not make any voluntary prepayments during 1997.

      The Company enters into agreements with financial institutions which limit the Company's exposure to the incurrence of additional interest expense due to increases in variable interest rates. During 1995, the Company purchased interest rate caps on up to $375 million of debt, limiting interest expense on this debt to 8.5% through 1997. During 1997, the Company purchased interest rate caps on $250 million of debt, limiting interest expense on this debt to a weighted average rate of 8.2% for the period commencing February 1998 and continuing through various dates ending February 2001. Fees related to these agreements are charged to interest expense over the term of the agreements. Use of these interest rate risk instruments satisfies requirements under the Senior Bank Facilities.

      The Credit Parties are required to make mandatory prepayments of loans, and letters of credit are mandatorily reduced, subject to certain exceptions, in the amount of (a) either 50% or 25% (depending on the ratio of debt to EBITDA (as defined) of UCAR and its subsidiaries) of consolidated excess cash flow (as defined) of Global and its subsidiaries (after giving effect to debt service on the Senior Bank Facilities and the Subordinated Notes) less voluntary prepayments previously made during a specified annual period, (b) 100% of the net proceeds of certain dispositions of assets or stock of subsidiaries or incurrence of certain indebtedness by UCAR, Global or any of their subsidiaries and (c) 50% of the net proceeds of the issuance of any equity securities by UCAR. No mandatory prepayments were required in 1997.

      The obligations of the Credit Parties under the Senior Bank Facilities are unconditionally and irrevocably guaranteed by UCAR and each of its direct or indirect domestic subsidiaries (collectively, the "Guarantors"). In addition, the Senior Bank Facilities and such guarantees are secured by first priority or equivalent security interests in substantially all capital stock of Global and the Guarantors, including all the capital stock of, or other equity interests in, each other direct or indirect domestic subsidiary of Global and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiary of Global or any Guarantor or, in any case in which Global or any Guarantor holds directly less than 65% of such stock or equity interests in any foreign subsidiary, all such stock or equity interests held by Global or such Guarantor (to the extent permitted by applicable contractual and legal provisions). Certain of the foreign subsidiaries have agreed to provide additional credit support for obligations of foreign Credit Parties in respect of the Tranche A Facility in the form of collateral and/or cross guarantees. In connection with the waiver, each of UCAR and the Credit Parties agreed to grant, to the lenders under the Senior Bank Facilities in the case of Global and the Guarantors, and, to the extent legally permitted, to each local facility lender in the case of the direct and indirect foreign subsidiaries of Global, a first priority security interest in substantially all of the respective assets of UCAR and the Credit Parties.

      At Global's option, the interest rates applicable to the Tranche A Facility and Revolving Facility are either adjusted LIBOR (as defined) plus a margin ranging from 0.35% to 1.50% (depending on the ratio of debt to EBITDA (as defined) of UCAR and its subsidiaries) or the alternate base rate. The interest rate applicable to the Tranche B Facility is either adjusted LIBOR plus 1.50% or the alternate base rate plus 0.50%. The alternate base rate is the higher of Chase Manhattan Bank's prime rate or the federal funds effective rate plus 0.50%. At the relevant foreign Credit Party's option, the interest rate applicable to its loans is either adjusted LIBOR plus 0.25%, an alternate base rate (which varies from loan to loan) or, in the case of local currency-denominated loans, the local interbank offered rate plus 0.25%. In connection with the waiver, the Company agreed to amend certain provisions of the Senior Bank Facilities related to interest rate changes for borrowings under the Tranche A Facility and the Revolving Facility. Such amendments are likely to result in an increase in the interest rate applicable to the indebtedness outstanding under the Senior Bank Facilities because the definition of EBITDA has been modified, for purposes of determining certain applicable interest rates, to include any payments made with respect to antitrust investigations and related lawsuits and claims.

      Global pays a per annum fee ranging from 0.35% to 1.50% (depending on the ratio of debt to EBITDA (as defined) of UCAR and its subsidiaries) of the aggregate face amount of outstanding letters of credit under the Tranche A Facility and under the Revolving Facility and a per annum fee ranging from 0.125% to 0.30% (depending on the ratio of debt to EBITDA (as defined) of UCAR and its subsidiaries) on the undrawn portion of the commitments in respect of the Senior Bank Facilities.

      The Senior Bank Facilities contain a number of significant covenants that, among other things, restrict the ability of Global and its subsidiaries to dispose of assets, incur additional indebtedness, repay or refinance other indebtedness or amend other debt instruments, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with subsidiaries or pay dividends or make other restricted payments and that otherwise restrict corporate activities. In addition, under the Senior Bank Facilities, Global is required to comply with specified minimum interest coverage and maximum leverage ratios.

      The Senior Bank Facilities prohibit modification of the indenture related to the Subordinated Notes (the "Subordinated Note Indenture") in any manner adverse to the lenders under the Senior Bank Facilities and limit Global's ability to refinance the Subordinated Notes without the consent of such lenders.

      In addition to the failure to pay principal and interest on amounts outstanding under, and fees in respect of letters of credit outstanding and undrawn commitments under the Senior Bank Facilities, events of default under the Senior Bank Facilities include failure to comply with the covenants in the Senior Bank Facilities, failure to pay when due, or other defaults permitting acceleration of, other indebtedness exceeding $7.5 million, judgment defaults in excess of $7.5 million to the extent not covered by insurance, certain events of bankruptcy and certain changes in control. For this purpose, a change in control occurs on the date on which UCAR ceases to own 100% of the outstanding capital stock of Global, any person (other than Blackstone and Company management) beneficially owns more than 25% of the total voting power of UCAR at any time when Blackstone and Company management beneficially own less than a majority of such voting power, a majority of the directors of UCAR then serving are individuals who were neither nominated by Blackstone and Company management or by a majority of the directors of UCAR (or by directors so nominated) then serving or a change in control of UCAR or Global occurs under the indenture or agreement governing any other indebtedness exceeding $7.5 million. There can be no assurance that Global will have the financial resources necessary to repay amounts due under the Senior Bank Facilities upon an event of default thereunder.

      DESCRIPTION OF SUBORDINATED NOTES. In connection with the Recapitalization, Global issued $375 million aggregate principal amount of Subordinated Notes pursuant to the Subordinated Note Indenture, $175 million of which were redeemed in connection with the Redemption. Interest on the Subordinated Notes is payable semiannually on January 15 and July 15 of each year at the rate of 12% per annum. The Subordinated Notes mature on January 15, 2005. Except as described below, Global may not redeem the Subordinated Notes prior to January 15, 2000. On or after such date, Global may redeem the remaining Subordinated Notes, in whole or in part, at specified redemption prices beginning at 104.5% of the principal amount of the Subordinated Notes redeemed for the year commencing January 15, 2000 and reducing to 100% of such principal amount for the years January 15, 2003 and thereafter, in each case together with accrued and unpaid interest thereon. Upon the occurrence of a change of control, (i) Global will have the option to redeem the then outstanding Subordinated Notes in whole but not in part at a redemption price equal to 100% of the principal amount thereof, plus a specified premium, plus accrued and unpaid interest thereon and (ii) if Global does not so redeem the Subordinated Notes, Global will be required to make an offer to repurchase the Subordinated Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest thereon. For this purpose, a change in control occurs on (i) the date on which any person other than Blackstone and Company management beneficially owns more than 35% of the total voting power of UCAR and Blackstone and Company management beneficially own a lesser percentage of such voting power and do not have the right or ability to elect or designate for election a majority of UCAR's Board of Directors or (ii) the date, at the end of any two-year period, on which individuals, who at the beginning of such period were directors of UCAR (or individuals nominated or elected by a vote of 66 2/3% of such directors or directors previously so elected or nominated), cease to constitute a majority of UCAR's Board of Directors.

      The Subordinated Notes are unsecured and subordinated to all existing and future senior indebtedness of Global. The Subordinated Notes will rank pari passu with any future senior subordinated indebtedness of Global and senior to all other subordinated indebtedness of Global. The Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by UCAR.

      The Subordinated Note Indenture contains various covenants which, among other things and in each case subject to significant specified exceptions, limit the ability of the Company to incur additional indebtedness, limit the ability of Global and its subsidiaries to pay dividends, make investments and other restricted payments, create or permit to exist restrictions on distributions from such subsidiaries, or sell assets and subsidiary stock unless the net cash proceeds are used to repay debt, invest in assets or repurchase Subordinated Notes, restrict transactions with affiliates, prohibit UCAR from engaging in any business activities other than holding the stock of Global and certain permitted investments and limit the ability of Global to sell any capital stock of its subsidiaries or enter into certain mergers and consolidations. In addition, under the Subordinated Note Indenture, Global is required to comply with specified ratios.

      In addition to the failure to pay principal and interest on, or repurchase when required, the Subordinated Notes, events of default under the Subordinated
Note Indenture include failure to comply with certain covenants in the Subordinated Note Indenture, failure to pay at maturity or acceleration of other indebtedness exceeding $25 million, judgment defaults in excess of $25 million to the extent not covered by insurance and certain events of bankruptcy. The Subordinated Note Indenture also contains provisions as to legal defeasance and covenant defeasance. There can be no assurance that Global will have the financial resources necessary to purchase the Subordinated Notes upon a change in control, pay amounts due in connection with any legal or covenant defeasance or to pay amounts due under the Subordinated Note Indenture upon an event of default.

      OTHER IMPACTS OF RECENT DEVELOPMENTS. The Senior Bank Facilities and the Subordinated Note Indenture contain a number of significant financial and restrictive covenants and other provisions, which have been impacted as a result of the $340 million charge for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. In April 1998, the Company obtained a limited waiver of certain covenants of the Senior Bank Facilities and, in connection therewith, borrowed $35 million under the revolving credit facility. From January 1, 1998 through April 12, 1998, the Company increased its borrowings under the revolving credit facility by $26 million. As of April 13, 1998, after giving effect to outstanding letters of credit and $35 million borrowed under the revolving credit facility, $76 million was available for borrowing under the revolving credit facility. In order to make additional borrowings thereunder, the Company would need to, among other things, make certain representations, including representations as to the absence of material adverse changes in the business, financial condition or results of operations of the Company and the absence of material legal proceedings. In light of antitrust investigations and related lawsuits and claims, no assurance can be given that the Company will be able to make those representations or make additional borrowings thereunder. In addition, even if the Company is able to make additional borrowings thereunder, such ability may be limited by certain covenants contained in the Subordinated Note Indenture. Under the Subordinated Note Indenture, subject to certain exceptions, the Company may not incur additional indebtedness if its consolidated coverage ratio (as defined) is less than certain specified ratios. As a result of the $340 million charge, the Company's consolidated coverage ratio (as defined) is less than those specified ratios. As a result, under the Subordinated Note Indenture, the Company cannot incur additional indebtedness except under the exceptions referred to above.

      In the absence of the waiver, the Company could have been in breach of the covenants contained in the Senior Bank Facilities. In addition, under the covenants contained in the Senior Bank Facilities and the Subordinated Note Indenture, the Company's ability to borrow under the revolving credit facility in the future may be extremely limited or non-existent. As a result, the Company may not have sufficient funds to meet its debt service obligations and its obligations in connection with antitrust investigations and related lawsuits and claims as well as pay its operating and other expenses when due. Further, the waiver does not restrict the lenders under the Senior Bank Facilities from declaring that there has been a breach, after giving effect to the $340 million charge, of material adverse change representations made in the past. Any or a combination of these circumstances and other circumstances described in this Annual Report on Form 10-K could result in the occurrence of an event of default under the Senior Bank Facilities. The occurrence of an event of default, which is not waived, would permit the lenders thereunder to, among other things, accelerate all indebtedness outstanding thereunder by declaring all amounts borrowed thereunder to be immediately due and payable, together with accrued and unpaid interest. In addition, the lenders could foreclose upon collateral pledged to secure repayment of such indebtedness and the commitments of the lenders to make further extensions of credit under the Senior Bank Facilities would be terminated. Under the cross-acceleration provisions of the Subordinated
Note Indenture, the holders of Subordinated Notes would thereupon likewise be able to accelerate all indebtedness outstanding under the Subordinated Notes. Further, even if such indebtedness is not accelerated, the occurrence of an event of default, which is not waived, could require the Company to reclassify some or all of its long-term debt to current debt. Such reclassification of the debt could result in the inclusion of an explanatory paragraph in any audit report, which refers to substantial doubt about the ability of the Company to continue as a going concern, which could itself constitute a separate event of default thereunder. Such actions by the lenders would have material and adverse impacts on the Company. Such impacts could require that the Company limit or discontinue, temporarily or permanently, certain of its business plans, activities or operations, further reduce or delay capital expenditures, sell certain of its assets or businesses, some or all of its debt or incur additional debt, or sell additional common stock or other securities. No assurance can be given that the Company will be able to take any of such actions on favorable terms or at all. Further, such impacts may ultimately require that the Company seek protection under applicable bankruptcy laws.

      INVENTORY LEVELS, WORKING CAPITAL AND OTHER LONG-TERM OBLIGATIONS. During 1997, working capital decreased by $170 million. Excluding the Acquired Companies, working capital decreased by $214 million during 1997. Notes and accounts receivable increased $20 million mainly due to increased non-trade receivables for foreign exchange gains, tax incentive grants and other taxes, partially offset by the impact of currency translation resulting from the continued strengthening of the U.S. dollar against other currencies. Accounts payable, accrued income and other taxes and other accrued liabilities increased by $140 million. The increase was principally a result of other accrued liabilities of $174 million, representing the estimated current portion of the $340 million charge for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, offset primarily by the impact of currency translation. Short-term debt and payments due within one year on long-term debt increased by $23 million and $51 million, respectively. These increases were the result of increased short-term borrowings by certain foreign subsidiaries to meet local cash needs and current installment payments due in 1998 under the Senior Bank Facilities. Inventory levels declined by $18 million partially as a result of currency translation. Inventory levels at any specified date are affected by, among other things, changes in inventories of raw materials to meet anticipated changes in sales of finished products, customer buy-ins and other factors affecting net sales from quarter to quarter. Prepaid expenses increased by $15 million due to deferred tax assets associated with the deductible portion of the accrued liabilities and expenses associated with antitrust investigations and related lawsuits and claims. Cash, cash equivalents and short-term investments were $17 million lower at December 31, 1997 than at December 31, 1996.

      Other long-term obligations increased $175 million during 1997. The increase was primarily due to accrued liabilities of $163 million representing the estimated long-term portion of the $340 million charge for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

      CAPITAL EXPENDITURES. Capital expenditures aggregated $79 million, $62 million and $65 million in 1997, 1996 and 1995, respectively. The Company currently expects capital expenditures in 1998 to total approximately $50 million to $55 million. Ongoing projects include net capital expenditures of $13 million in 1997 and 1998 associated with a project to modernize the Company's manufacturing facility in Caserta, Italy and aggregate capital expenditures of $18 million in 1996, 1997, 1998 and 1999 associated with the Focused Factory Project. Capital expenditures of $27 million associated with a modernization project designed to close certain high cost manufacturing operations and expand lower cost manufacturing operations at the Company's North American graphite electrode plants (the "Rationalization Project") were incurred in 1995 and 1996. Except for the Focused Factory Project, most of the Company's capital expenditures have been, and are expected to be, made to maintain existing facilities and equipment, achieve cost savings and improve product quality and operating efficiency.

      CASH DISTRIBUTIONS AND RESTRICTIONS ON DIVIDENDS OR DISTRIBUTIONS

      On January 26, 1995, in connection with the Recapitalization, the Company repurchased and cancelled all of the common equity then held by Mitsubishi Corporation for $406 million and paid to Union Carbide Corporation a dividend of $347 million. The Company also made additional net cash distributions to Union Carbide Corporation and Mitsubishi Corporation of $3 million in 1995.

      Under the Senior Bank Facilities, UCAR and Global are generally permitted to pay dividends to their respective stockholders only in an annual amount up to the greater of $15 million or a specified percentage of adjusted consolidated net income. In general, amounts which are permitted to be paid as dividends in a year but are not so paid may be paid in subsequent years. The Subordinated Note Indenture also limits the payment of dividends by Global to UCAR. As a result of the $340 million charge and stock repurchases, UCAR does not anticipate paying any dividends in the near term.

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

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS 131 addresses presentation and disclosure matters and will have no impact on the Company's financial position, results of operations or cash flow. The Company is in the process of determining its business segments.

      In February 1997, FASB issued SFAS 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 requires presentation of basic and diluted per share amounts for income from continuing operations and for net income for all periods presented.

      In October 1995, FASB issued SFAS 123, "Accounting for Stock-Based Compensation" which is effective for years beginning after December 15, 1995. SFAS 123 permits a fair value based method of accounting for employee stock compensation plans. It also allows a company to continue to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue to use the accounting prescribed by APB 25 must make pro forma disclosures of net income and net income per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company has elected to continue the accounting prescribed by APB 25. Accordingly, the adoption of SFAS 123 had no effect on the Company with the exception of expanded disclosures required under SFAS 123.

      YEAR 2000

      The Year 2000 issue is the result of computer programs written using two rather than four digits to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in processing errors, miscalculations or failures causing disruptions of operations, including, among other things, a temporary inability to process transactions or otherwise engage in similar normal business activities.

      The Company is correcting the Year 2000 issue by both replacing and/or modifying its existing computer systems. The Company is reviewing the balance of its internal processes, including hardware, software and control systems, both domestic and international. The Company presently believes that, with such modifications, the Year 2000 issue will not pose significant operational problems for the Company.

      The Company expects to complete the modifications by mid-1999, which is prior to any anticipated impact on its systems. The cost of the modifications, which will be expensed as incurred, is not expected to be material to the Company.

      COSTS RELATING TO PROTECTION OF THE ENVIRONMENT

      The Company has been and is subject to increasingly stringent environmental protection laws and regulations. In addition, the Company has an on-going commitment to rigorous internal environmental protection standards. Expenses relating to environmental protection were approximately $14 million, $15 million and $15 million in 1997, 1996 and 1995, respectively. Capital expenditures relating to environmental protection were approximately $15 million, $14 million and $6 million in 1997, 1996 and 1995, respectively.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not currently applicable to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
                                                                           ----
Independent Auditors' Report........................................        38
Consolidated Balance Sheets.........................................        39
Consolidated Statements of Operations...............................        40
Consolidated Statements of Cash Flows...............................        41
Consolidated Statements of Stockholders' Equity (Deficit)...........        42
Notes to Consolidated Financial Statements..........................        43

    All schedules are omitted because they are not required or are not applicable or because the information is included in the Consolidated Financial Statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
UCAR International Inc.:

We have audited the accompanying Consolidated Balance Sheets of UCAR International Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity (Deficit) for each of the years in the three-year period ended December 31, 1997. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of UCAR International Inc. and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in note 2 to the Consolidated Financial Statements, in 1996 the Company changed its method of determining LIFO inventories.


                                               /s/ KPMG PEAT MARWICK LLP


Stamford, Connecticut
April 13, 1998

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)

                                                                                               AT DECEMBER 31,
                                                                                          1997              1996
                                                                                          ----              ----
                                       ASSETS

Current assets:
   Cash and cash equivalents.......................................................     $     58        $    95
   Short-term investments..........................................................           20             --
   Notes and accounts receivable...................................................          242            185
   Inventories:
     Raw materials and supplies....................................................           50             39
     Work in process...............................................................          125            100
     Finished goods................................................................           31             37
                                                                                       ---------        ---------
                                                                                             206            176
   Prepaid expenses................................................................           40             27
                                                                                       ---------        ---------
     Total current assets..........................................................          566            483
                                                                                        --------        --------

Property, plant and equipment......................................................        1,289          1,087
Less:  accumulated depreciation....................................................          724            653
                                                                                        --------        --------
     Net fixed assets..............................................................          565            434
                                                                                        --------        --------
Company carried at equity..........................................................           --             18
Other assets.......................................................................          102             53
                                                                                        --------        --------
     Total assets..................................................................       $1,233        $   988
                                                                                        ========        ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable................................................................     $     76        $    67
   Short-term debt.................................................................           76             53
   Payments due within one year on long-term debt..................................           52              1
   Accrued income and other taxes..................................................           36             37
   Other accrued liabilities.......................................................          262             91
                                                                                       ---------        ---------
     Total current liabilities.....................................................          502            249
                                                                                       ---------        ---------
Long-term debt.....................................................................          604            581
Other long-term obligations........................................................          313            138
Deferred income taxes..............................................................           47             16
Minority stockholders' equity in consolidated entities.............................           13              6

Stockholders' equity (deficit):
   Preferred stock, par value $.01, 10,000,000 shares authorized, none issued......           --             --
   Common stock, par value $.01, 100,000,000 shares authorized,
     47,330,570 shares issued at December 31, 1997;
     46,614,724 shares issued at December 31, 1996.................................           --             --
   Additional paid-in capital......................................................          520            498
   Cumulative foreign currency translation adjustment..............................         (130)          (116)
   Retained earnings (deficit).....................................................         (544)          (384)
   Less:  cost of common stock held in treasury, 2,402,427 shares
     at December 31, 1997..........................................................          (92)            --
                                                                                       ---------        --------
     Total stockholders' equity (deficit)..........................................         (246)            (2)
                                                                                       ---------        --------
     Total liabilities and stockholders' equity (deficit)..........................       $1,233        $   988
                                                                                       =========        ========

          See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                              1997             1996             1995
                                                                              ----             ----             ----
Net sales..............................................................   $  1,097         $      948      $     901
Cost of sales..........................................................        686                583            556
                                                                          --------         ----------      ---------
   Gross profit........................................................        411                365            345
Research and development...............................................          9                  8              8
Selling, administrative and other expenses.............................        115                 90            115
Restructuring costs....................................................         --                 --             30
Antitrust investigations and related lawsuits and claims...............        340                 --             --
Other (income) expense (net)...........................................          5                 (1)             3
                                                                          --------        -----------      ----------
   Operating profit (loss).............................................        (58)               268            189
Interest expense.......................................................         64                 61             93
                                                                          --------         ----------      ---------
   Income (loss) before provision for income taxes.....................       (122)               207             96
Provision for income taxes.............................................         39                 68             74
                                                                          --------         ----------      ---------
   Income (loss) of consolidated entities..............................       (161)               139             22
Less:  minority stockholders' share of income..........................          1                  1              4
Plus:  UCAR share of net income from company carried at equity.........          2                  7              7
                                                                          --------        -----------      ----------
   Income (loss) before extraordinary charge and cumulative
     effect of change in accounting principles.........................       (160)               145             25
Extraordinary charge, net of tax.......................................         --                 --             37
                                                                          --------          ---------      ---------
   Income (loss) before cumulative effect of change
     in accounting principles..........................................       (160)               145            (12)
Cumulative effect on prior years of change
   in accounting for inventories.......................................         --                  7             --
                                                                          --------        -----------       --------
     Net income (loss).................................................   $   (160)         $     152      $     (12)
                                                                          ========          =========      =========

Earnings (loss) per common share (pro forma in 1995):

     BASIC:
     -----
     Income (loss) before cumulative effect of change in
          accounting principles........................................   $  (3.49)         $$  3.15       $    1.98
     Cumulative effect on prior years of change in
         accounting for inventories....................................         --               .15              --
                                                                          ---------        ---------       ----------
     Net income (loss) per share.......................................   $  (3.49)         $   3.30       $    1.98
                                                                          =========         ========       =========

     DILUTED:
     -------
     Income (loss) before cumulative effect of change in accounting
         principles....................................................   $  (3.49)         $   3.00       $    1.87
     Cumulative effect on prior years of change in
         accounting for inventories....................................         --               .15              --
                                                                         ------------      ---------       ---------
     Net income (loss) per share.......................................   $  (3.49)         $   3.15       $    1.87
                                                                         ============      =========       =========

          See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in millions, except per share data)

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                1997          1996            1995
                                                                                ----          ----            ----

Cash flow from operating activities:
   Net income (loss)...................................................     $  (160)     $    152          $   (12)
   Extraordinary charge, net of tax....................................          --            --               37
   Cumulative effect on prior years of change in
       accounting for inventories......................................          --            (7)              --
   Non-cash (credits) charges to net income (loss):
     Depreciation and amortization.....................................          49            36               38
     Deferred income taxes.............................................         (38)           19              (18)
     Restructuring costs...............................................          --            --               30
     Accelerated vesting of performance stock options..................          12            --               19
     Other non-cash charges............................................           7            10               11
   Working capital*....................................................         (40)          (45)              14
   Antitrust investigations and related lawsuits and claims............         337            --               --
   Long-term assets and liabilities....................................           5             7               11
                                                                            ---------     ---------       --------
      Net cash provided by operating activities........................         172           172              130
                                                                            ---------     ---------       --------
Cash flow from investing activities:
   Capital expenditures................................................         (79)          (62)             (65)
   Purchase of subsidiaries............................................        (124)          (45)             (55)
   Purchases of short-term investments.................................         (59)           --               --
   Maturities of short-term investments................................          39            --               --
   Redemption/sale of assets...........................................           2             3                4
                                                                            ---------     ---------     -----------
     Net cash used in investing activities.............................        (221)         (104)            (116)
                                                                            ---------     ---------     -----------
Cash flow from financing activities:
   Short-term debt borrowings (reductions).............................          23            22              (11)
   Long-term debt borrowings...........................................         178             2            1,480
   Long-term debt reductions...........................................        (104)          (58)          (1,088)
   Financing costs.....................................................          (2)           --              (70)
   Purchase of treasury stock..........................................         (92)           --               --
   Sale of common stock, net of loans to management....................           5             4              427
   Tax benefit arising from exercise of employee stock options.........           5             4               --
   Cash distribution to stockholders...................................          --            --             (756)
                                                                            ---------     --------         --------
     Net cash provided by (used in) financing activities...............          13           (26)             (18)
                                                                            ---------     --------         --------
Net increase (decrease) in cash and cash equivalents...................         (36)           42               (4)
Effect of exchange rate changes on cash and cash equivalents...........          (1)           --               (3)
Cash and cash equivalents at beginning of period.......................          95            53               60
                                                                            --------      --------        ---------
Cash and cash equivalents at end of period.............................     $    58       $    95          $    53
                                                                            ========      ========        =========
Supplemental disclosures of cash flow information:
   Net cash paid during the year for:
     Interest expense..................................................     $    62       $    54          $    79
     Income taxes......................................................          72            45               30
*Net  change  in  working   capital  by  component
   (excluding  cash  and  cash equivalents,  short-term
   investments, deferred income taxes and debt, liabilities
   associated with antitrust investigations and related
   lawsuits and claims, and net of effects from purchases
   of subsidiaries):
   (Increase) decrease in current assets:
     Notes and accounts receivable:
          Sale of receivables..........................................     $     1      $      3          $    --
          Other changes................................................         (31)           (9)             (25)
     Inventories.......................................................           5           (29)             (16)
     Prepaid expenses..................................................          (1)            6               (5)
   Increase (decrease) in payables and accruals........................         (14)          (16)              60
                                                                            --------      --------         --------
          Working capital..............................................     $   (40)      $   (45)         $    14
                                                                            ========      ========         ========

          See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)



                                                  COMMON   ADDITIONAL     CUMULATIVE     RETAINED    TREASURY       TOTAL
                                                  STOCK      PAID-IN       FOREIGN       EARNINGS     STOCK     STOCKHOLDERS'
                                                             CAPITAL       CURRENCY     (DEFICIT)                   EQUITY
                                                                         TRANSLATION                              (DEFICIT)
                                                                          ADJUSTMENT


Balance at December 31, 1994.................       $--        $139         $(109)         $162         $--           $192

     Sale of common stock....................        --         424            --            --          --            424
     Vesting of performance stock options....        --          19            --            --          --             19
     Repurchase and cancellation of
       common stock..........................        --         (70)           --          (336)         --           (406)
     Dividends paid..........................        --          --            --          (350)         --           (350)
     Transaction fees........................        --          (9)           --            --          --             (9)
     Transfer of pension liability from
       Union Carbide Corporation.............        --         (18)           --            --          --            (18)
     Translation adjustments.................        --          --            (7)           --          --             (7)
     Net loss................................        --          --            --           (12)         --            (12)
                                                  -----       -----       -------       -------       -----        -------
Balance at December 31, 1995.................        --         485          (116)         (536)         --           (167)

     Exercise of employee stock options......        --           5            --            --          --              5
     Tax benefit arising from exercise of
       employee stock options................        --           4            --            --          --              4
     Reclassification of:
       Common stock subject to "puts"........        --           8            --            --          --              8
       Related loans to management...........        --          (3)           --            --          --             (3)
     Cost of secondary offering..............        --          (1)           --            --          --             (1)
     Net income..............................        --          --            --           152          --            152
                                                  -----       -----       -------       -------       -----         ------
Balance at December 31, 1996.................        --         498          (116)         (384)         --             (2)

     Exercise of employee stock options......        --           6            --            --          --              6
     Tax benefit arising from exercise of
       employee stock options................        --           5            --            --          --              5
     Repurchase of common stock..............        --          --            --            --         (92)           (92)
     Vesting of performance stock options....        --          12            --            --          --             12
     Translation adjustments.................        --          --           (14)           --          --            (14)
     Cost of secondary offering..............        --          (1)           --            --          --             (1)
     Net loss................................        --          --            --          (160)         --           (160)
                                                   -----       -----       -------        ------       -----        -------
Balance at December 31, 1997.................       $--        $520         $(130)        $(544)       $(92)       $  (246)
                                                   =====       =====       =======        ======       =====        =======


          See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DISCUSSION OF BUSINESS AND STRUCTURE

      UCAR International Inc. ("UCAR") and its subsidiaries (collectively with UCAR, the "Company") operates in one business segment. The Company is involved in the development, manufacturing and marketing of graphite and carbon products for the steel, ferroalloy, aluminum, chemical, aerospace and transportation industries. Its principal products are graphite electrodes, carbon electrodes, specialty graphite, cathode blocks and flexible graphite.

   LEVERAGED RECAPITALIZATION

      On January 26, 1995, the Company consummated a leveraged recapitalization (the "Recapitalization") pursuant to the Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 among UCAR, Union Carbide
Corporation ("Union Carbide"), Mitsubishi Corporation ("Mitsubishi") and a Delaware corporation owned by Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and an affiliate (collectively, "Blackstone").

      The principal elements of the Recapitalization included the following:

      o The repurchase and cancellation of all shares of common stock of UCAR held by Mitsubishi (50% of the then outstanding shares) for cash of $406 million.

      o The payment of a cash dividend on the remaining shares of common stock of UCAR (all held by Union Carbide) in the amount of $347 million.

      o The sale of newly issued shares of common stock of UCAR for cash of $203 million to Blackstone, certain members of management of the Company and Chase Equity Associates.

      o The repayment of existing indebtedness of the Company consisting of (a) $69 million of outstanding loans under its then existing credit agreements, (b) $175 million of senior notes and (c) $6 million of other indebtedness.

      o The borrowing by UCAR Global Enterprises Inc., a direct wholly owned subsidiary of UCAR ("Global"), and certain of its foreign subsidiaries of $585 million under a new $695 million senior bank credit facility obtained by Global from a syndicate of banks led by Chase Manhattan Bank, as agent (the "Recapitalization Bank Facilities"). The Recapitalization Bank Facilities were refinanced in October 1995 (the "Refinancing") with a new $630 million senior bank credit facility (the "Senior Bank Facilities").

      o The issuance by Global of $375 million of 12% Senior Subordinated Notes due 2005 (the "Recapitalization Notes"), which were sold in an offering exempt from registration with the Securities and Exchange Commission (the "Commission"). UCAR and Global filed with the Commission a registration statement with respect to an offer to exchange the Recapitalization Notes for a series of notes (the "Subordinated Notes") of Global with terms substantially identical to the Recapitalization Notes, which registration statement became effective on May 11, 1995. The exchange was consummated in June 1995. $175 million of Subordinated Notes were redeemed in September 1995 at a redemption price of 110% of the principal amount thereof plus accrued interest thereon of $4 million (the "Redemption").

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1) DISCUSSION OF BUSINESS AND STRUCTURE - (CONTINUED)

      Total financing fees and legal, accounting and other related costs of the Recapitalization amounted to approximately $62 million. $6 million of these costs ($4 million after income tax) were charged to other (income) expense (net) at the date of the Recapitalization. Costs of $7 million associated with the sale and redemption of common stock have been charged to additional paid-in capital. Financing costs of $49 million associated with the Recapitalization Bank Facilities and the Subordinated Notes were deferred. The unamortized portion of fees and costs associated with the Recapitalization Bank Facilities were written off in the fourth quarter of 1995 in connection with the Refinancing. A portion of such fees associated with the Subordinated Notes was written off in connection with the Redemption. In addition, tax expense of approximately $37 million was incurred as a result of the repatriation to the U.S. of funds borrowed by certain foreign subsidiaries as part of the Recapitalization.

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

   INITIAL PUBLIC OFFERING

      On July 17, 1995, UCAR's Board of Directors approved: (i) the filing of a registration statement to proceed with an initial public offering of common stock (the "Initial Offering"); (ii) the Redemption, with proceeds of the Initial Offering, of up to $175 million principal amount of Subordinated Notes at a redemption price of 110% of the principal amount thereof, plus accrued interest thereon; and (iii) an amendment to the Management Stock Option Plan to provide for the immediate vesting, upon the closing of the Initial Offering, of performance options for 1,190,292 shares of common stock which were scheduled to vest in 1995, 1996 and 1997 if EBITDA (as defined) for those years was equal to or exceeded target amounts. Upon consummation of the Initial Offering, UCAR recognized compensation expense of $18 million in connection with the accelerated vesting of performance stock options and matching restricted stock.

      On August 9, 1995, UCAR's registration statement became effective and, on August 15, 1995, 10,120,000 shares were sold by UCAR and 8,876,750 shares were sold by Union Carbide at a price to the public of $23.75 per share. After the closing of the Initial Offering, Blackstone and Union Carbide beneficially owned 53.5% and none, respectively, of the outstanding shares of common stock.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  DISCUSSION OF BUSINESS AND STRUCTURE - (CONTINUED)

      The net proceeds to UCAR from the Initial Offering were $227 million, after deducting underwriting discounts paid by UCAR. UCAR contributed sufficient net proceeds from the Initial Offering to Global to redeem $175 million aggregate principal amount of Subordinated Notes (the maximum amount permitted to be redeemed under the applicable indenture) at a redemption price equal to 110% of the aggregate principal amount thereof plus accrued interest thereon of approximately $4 million. The balance of the net proceeds were used for general corporate purposes and to reduce other outstanding indebtedness. UCAR did not receive any of the proceeds from the sale of shares by Union Carbide.

   SECONDARY OFFERINGS AND STOCK REPURCHASE PROGRAM

      On March 6, 1996, certain stockholders of UCAR sold an aggregate of 16,675,000 shares of common stock in a secondary public offering (the "1996 Secondary Offering"). In the 1996 Secondary Offering, Blackstone, Chase Equity Associates and certain members of management sold approximately 15,449,000 shares, 826,000 shares and 400,000 shares, respectively. After the 1996 Secondary Offering, Blackstone owned approximately 20% of the outstanding shares of common stock. UCAR did not sell any shares in the 1996 Secondary Offering and did not receive any proceeds from the shares sold by the selling stockholders. Approximately 193,000 of the shares sold by management consisted of shares issued upon the exercise of vested stock options concurrently with the 1996 Secondary Offering and the Company received proceeds of approximately $1.5 million from the exercise of such options.

      On February 10, 1997, UCAR's Board of Directors authorized a program to repurchase up to $100 million of common stock at prevailing prices from time to time in the open market or otherwise depending on market conditions and other factors without any established minimum or maximum time period or number of shares.

      On April 3, 1997, Blackstone and its affiliates sold 6,411,227 shares of common stock in a secondary offering (the "1997 Secondary Offering"). UCAR did not sell any shares in or receive any proceeds from the 1997 Secondary Offering. Concurrent with the 1997 Secondary Offering, as part of the program mentioned in the preceding paragraph, UCAR repurchased 1,300,000 shares of common stock from Blackstone for $48 million. After the 1997 Secondary Offering and the repurchase of shares, Blackstone ceased to be a principal stockholder of UCAR.

      On December 8, 1997, UCAR's Board of Directors increased the maximum amount of common stock which may be purchased from $100 million to $200 million. Through December 31, 1997, UCAR purchased an aggregate of $92 million of common stock (including the shares repurchased from Blackstone) under such program.

   ACQUISITION OF SUBSIDIARIES

      On September 11, 1995, pursuant to a tender offer, the Company acquired a substantial percentage of the shares of its Brazilian subsidiary, UCAR Carbon S.A., that had been owned by public shareholders in Brazil. The aggregate purchase price through December 31, 1995 was $52 million, plus expenses of $3 million. Thereafter, the Company acquired additional shares from such shareholders for $3 million.

      On November 10, 1996, the Company purchased the controlling interest in Graphite PLC, which operated a graphite electrode business in Vyazma, Russia. The Company acquired 90% of Graphite PLC through a tender offer to its major shareholders, which included members of the board of directors and employees of Graphite PLC. The aggregate investment was $50 million. Thereafter, the Company increased its ownership to 96% (at December 31, 1997) of such equity for an additional investment of $7 million.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  DISCUSSION OF BUSINESS AND STRUCTURE - (CONTINUED)

      On January 2, 1997, the Company acquired 70% of the outstanding shares of Carbone Savoie, a wholly owned subsidiary of a competitor, for a purchase price of $33 million. Carbone Savoie is the leading manufacturer of carbon cathode blocks which are consumed in the production of aluminum.

      On February 1, 1997, the Company, through its newly formed 70%-owned subsidiary, UCAR Elektroden GmbH ("UCAR Elektroden"), purchased the graphite electrode business of Elektrokohle Lichtenberg AG ("EKL") in Berlin, Germany. The 30% minority interest in UCAR Elektroden is held by a private German company. UCAR Elektroden and UCAR Grafit OAO ("UCAR Grafit") work in tandem, with UCAR Elektroden manufacturing newly formed green electrodes and UCAR Grafit baking, pitch impregnating, rebaking and graphatizing those electrodes. The aggregate purchase price paid by UCAR Electroden for the EKL assets was $15 million.

      On April 22, 1997, the Company purchased the shares of its then 50%-owned joint venture affiliate, EMSA (Pty) Ltd. ("EMSA"), held by the Company's joint venture partner. EMSA operates a graphite electrode manufacturing facility and sales office in South Africa. The purchase price was $75 million.

      These acquisitions were accounted for as purchases and, accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon the fair values at the dates of purchase. The Company recorded $20 million and $6 million of goodwill in connection with the acquisitions of EMSA and UCAR Grafit, respectively. The Consolidated Financial Statements have not been restated to reflect the increased ownership of the Brazilian or South African subsidiaries at any date or for any period prior to the dates of purchase.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Consolidated Financial Statements present the consolidated financial position and results of operations of the Company for all periods presented. All significant intercompany transactions have been eliminated in consolidation.

   CASH EQUIVALENTS

      Cash equivalents are considered to be all highly liquid investments that are readily convertible to known amounts of cash and so near to maturity that they present insignificant risk of changes in value because of changes in interest rates.

   SHORT-TERM INVESTMENTS

      Investment securities at December 31, 1997 consisted of government securities and other debt securities. The Company classifies these securities as held-to-maturity and, accordingly, has recorded them at amortized cost.

   INVENTORIES

      Inventories are stated at cost or market, whichever is lower. Cost is determined generally on the "last-in, first-out" ("LIFO") method in the United States. The "average cost" method is used elsewhere.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

      Approximately 33% of inventory amounts before application of the LIFO method at December 31, 1997 and 1996 has been valued on the LIFO basis. If inventories had been valued at current costs, they would have been approximately $28 million and $29 million higher at December 31, 1997 and 1996, respectively.

   FIXED ASSETS AND DEPRECIATION

      Fixed assets are carried at cost. Expenditures for replacements are capitalized and the replaced items are retired. Gains and losses from the sale of property are included in other (income) expense (net).

      Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The Company generally uses accelerated depreciation methods for tax purposes, where appropriate. Depreciation expense was $48 million in 1997 ($36 million in 1996 and $38 million in 1995).

     GOODWILL

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. When circumstances warrant, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows.

   DERIVATIVE FINANCIAL INSTRUMENTS

      The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk and specific financial market risk caused by currency fluctuations.

      The Company enters into foreign exchange contracts to manage exposure to foreign exchange fluctuations. These foreign exchange contracts, which include forward exchange contracts, purchased currency options and currency option collars, hedge primarily U.S. dollar denominated debt held by several of the Company's foreign subsidiaries, and identifiable foreign currency receivables, payables and commitments held by the Company's foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. Currency option collars are financial arrangements for simultaneous purchases and sales of currency options having the same maturity and the same principal amount. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Premiums and discounts on forward exchange contracts are amortized over the life of the contracts. Net premiums on options purchased (or sold under currency collar strategies) are amortized over the life of the options. Forward exchange contracts, purchased currency options and currency option collars are carried at market value. Gains and losses due to revaluation of these contracts or option positions are recognized currently as other (income) expense (net) and are intended to mitigate income or expense caused by the accounting revaluation of the Company's foreign and domestic subsidiaries' net foreign exchange positions.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

      The Company enters into agreements with financial institutions which limit, or cap, the Company's exposure to the incurrence of additional interest expense due to increases in variable interest rates. Fees related to these interest rate cap agreements, as well as proceeds received under their provisions, are charged to interest expense over the terms of the agreements.

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

   STOCK-BASED COMPENSATION PLANS

      The Company accounts for stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeded the exercise price. The total amount of compensation expense recognized for an award of stock-based employee compensation is based on the number of instruments that eventually vest. No compensation expense is recognized for forfeited awards, failure to satisfy a service requirement or because the Company does not achieve a performance condition. The Company's accruals of compensation expense for awards subject to performance conditions are based on the Company's assessment of the probability of achieving the performance conditions.

   RETIREMENT PLAN

      The cost of pension benefits under the Company's retirement plans is determined by independent actuarial firms using the "projected unit credit" actuarial cost method. Contributions to the U.S. plan are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

   POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

      The estimated cost of future medical and life insurance benefits is determined by independent actuarial firms using the "projected unit credit" actuarial cost method. Such costs are recognized as employees render the service necessary to earn the postretirement benefits. Benefits have been accrued, but not funded.

   POSTEMPLOYMENT BENEFITS

      The Company accrues postemployment benefits expected to be paid before retirement, principally severance, over employees' active service periods.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

       USE OF ESTIMATES

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      FOREIGN CURRENCY TRANSLATION

      Generally, except for subsidiaries in Brazil and Russia (and Mexico, effective January 1, 1997), unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars are accumulated in an equity account on the balance sheet until such time as a subsidiary is sold or substantially or completely liquidated. Translation gains and losses relating to operations of subsidiaries in those three countries, where high inflation exists, are included in income in the Consolidated Financial Statements.

(3)  UCAR GLOBAL ENTERPRISES INC.

      UCAR has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of Global. Separate financial statements of Global are not presented because they would not be material to holders of the Subordinated Notes.

      The following is a summary of the consolidated assets and liabilities of Global and its subsidiaries at December 31, 1997 and 1996 and its consolidated results of operations for the three years ended December 31, 1997:

                                                                                       AT DECEMBER 31,
                                                                             1997          1996            1995
                                                                             ----          ----            ----
                                                                                    (Dollars in millions)

      Assets:
      Current assets.........................................               $   566        $ 483          $   403
      Non-current assets.....................................                   667          505              461
                                                                           --------       ------         --------
               Total assets..................................                $1,233         $988          $   864
                                                                           ========       ======         ========

      Liabilities:
          Current liabilities................................               $   502        $ 249          $   228
          Non-current liabilities............................                   964          735              793
                                                                          ---------       ------         --------

                Total liabilities............................                $1,466        $ 984          $ 1,021
                                                                          =========       ======         ========

      Minority stockholders' equity in consolidated entities.              $     13       $    6          $     5
                                                                          =========       ======         ========


                                                                                     FOR THE YEAR ENDED
                                                                                        DECEMBER 31,
                                                                             1997          1996            1995
                                                                             ----          ----            ----
                                                                                    (Dollars in millions)

      Net sales......................................................       $1,097         $ 984          $ 901
      Gross profit...................................................          411           365            345
           Income (loss) before extraordinary charge and cumulative
      effect  of change in accounting principles.....................         (160)          145             25
      Net income (loss)..............................................         (160)          152            (12)

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4)  FINANCIAL INSTRUMENTS

      The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk and specific financial market risk caused by currency fluctuations.

   FOREIGN CURRENCY CONTRACTS

      The amount of foreign exchange contracts used by the Company to minimize foreign currency exposure was $353 million at December 31, 1997 ($350 million at December 31, 1996 and $269 million at December 31, 1995). At December 31, 1997, $214 million of these contracts hedged U.S. dollar-denominated debt held by the Company's foreign subsidiaries ($169 million at December 31, 1996 and $198 million at December 31, 1995). Of the total $353 million, approximately $93 million (26%) of these contracts were offsetting at December 31, 1997 ($144 million (41%) at December 31, 1996 and $11 million (4%) at December 31, 1995). The remaining contracts hedged existing assets and liabilities.

   SALE OF RECEIVABLES

      Certain of the Company's foreign subsidiaries sold receivables of $16 million in 1997 ($15 million in 1996 and $10 million in 1995) without recourse and sold receivables of $74 million in 1997 ($65 million in 1996 and $42 million in 1995) with recourse to banking institutions. At December 31, 1997, $16 million ($15 million at December 31, 1996 and $13 million at December 31, 1995) of the receivables sold with recourse remained uncollected from customers.

   INTEREST RATE RISK MANAGEMENT

      The Company enters into agreements with financial institutions which limit the Company's exposure to the incurrence of additional interest expense due to increases in variable interest rates. During 1995, the Company purchased interest rate caps on $375 million of debt, limiting interest expense on this debt to 8.5%, expiring at various dates through 1997. During 1997, the Company purchased interest rate caps on $250 million of debt, limiting interest expense on this debt to a weighted average rate of 8.2% for the period commencing
February 1998 and continuing through various dates ending February 2001. Fees related to these agreements are charged to interest expense over the terms of the agreements.

   FAIR MARKET VALUE DISCLOSURES

      Statement of Financial Accounting Standards ("SFAS") 107, "Disclosure about Fair Market Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Such fair values must often be determined by using one or more methods that indicate value based on estimates of quantifiable characteristics as of a particular date. Values were estimated as follows:

    CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, SHORT-TERM RECEIVABLES, ACCOUNTS PAYABLE AND OTHER CURRENT PAYABLES--The carrying amount approximates fair value because of the short maturity of these instruments.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(4)  FINANCIAL INSTRUMENTS-(CONTINUED)

    DEBT--Fair values of debt and related interest rate risk agreements approximate carrying value at December 31, 1997 and 1996, except for the Subordinated Notes which are carried at $200 million and had an estimated fair value at December 31, 1997 of $224 million ($230 million at December 31, 1996).

    FOREIGN CURRENCY CONTRACTS--Foreign currency contracts are carried at market value.

(5)  GEOGRAPHIC SEGMENT DATA

      The following is a summary of net sales, operating profit and total assets by geographic area:

                                                                                     FOR THE YEAR ENDED
                                                                                        DECEMBER 31,
                                                                             1997          1996            1995
                                                                             ----          ----            ----
                                                                                    (Dollars in millions)

      Net sales:
          U.S. ......................................................       $ 393          $ 388          $ 354
          Canada and Mexico..........................................         152            133            118
          Brazil.....................................................          64             61             55
          Europe and Russia..........................................         435            366            374
          South Africa...............................................          53             --             --
                                                                         --------        -------         ------
                Total................................................      $1,097         $  948          $ 901
                                                                         ========        =======         ======

      Operating profit (loss):
          U.S........................................................        $ 48           $ 66           $ 17
          Canada and Mexico..........................................          71             63             43
          Brazil.....................................................          33             25             14
          Europe and Russia..........................................         107            114            115
          South Africa...............................................          23             --             --
          Antitrust investigations
            and related lawsuits and claims..........................        (340)            --             --

                                                                           ------        -------        -------
                Total................................................       $ (58)         $ 268          $ 189
                                                                           ======        =======        =======

      Operating profit (loss) shown above includes the following costs:
      Restructuring:
         U.S.........................................................         $--            $--           $ 29
         Europe and Russia...........................................          --             --              1
      Accelerated vesting of performance stock options - U.S.........          12             --             22
      Global integration project consulting fees-U.S.................           4            --             --
                                                                         ---------      --------        -------
                 Total...............................................      $   16        $    --         $   52
                                                                         ========       ========        =======

      Inter-company transfers between geographic segments were as follows:
           U.S.......................................................       $ 141          $ 122          $ 103
           Canada and Mexico.........................................          58             50             37
           Brazil....................................................          33             28             12
           Europe and Russia.........................................          10              8             10
           South Africa..............................................           1             --             --
                                                                         --------        -------        -------
                 Total...............................................      $  243         $  208         $  162
                                                                         ========        =======        =======

      Finished products are transferred between segments at estimated market price less a reseller's commission and unfinished products are transferred at cost plus a mark-up to allow for a fair profit at the manufacturing location.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(5)  GEOGRAPHIC SEGMENT DATA--(CONTINUED)

                                                                                   AT DECEMBER 31,
                                                                        1997             1996             1995
                                                                        ----             ----             ----
                                                                                (Dollars in millions)

      Total assets:
      U.S....................................................        $   442          $    360        $    351
      Canada and Mexico......................................            162               146             134
         Brazil..............................................            182               161             135
         Europe and Russia...................................            520               412             324
         South Africa........................................            138                --              --
         Inter-segment eliminations..........................           (211)              (91)            (80)
                                                                    ---------         --------        ---------
                 Total.......................................        $ 1,233          $    988        $    864
                                                                    =========         ========        =========

(6)  COMPANY CARRIED AT EQUITY

      On April 21, 1997, the Company purchased the 50% interest in EMSA that it did not already own for $75 million, plus expenses. Commencing April 22, 1997, EMSA's assets, liabilities and results of operations are included in the Consolidated Financial Statements. The following is a financial summary of EMSA during the period it was a 50%-owned company carried at equity:

                                                                     FOR THE PERIOD
                                                                      JANUARY 1 TO           FOR THE YEAR ENDED
                                                                       APRIL 21,                DECEMBER 31,
                                                                          1997               1996            1995
                                                                     --------------          ----            ----
                                                                                 (Dollars in millions)

      Net sales................................................         $   21            $   65           $    68
      Cost of sales............................................             12                39                42
      Selling, administrative and other expenses...............              1                 4                 4
      Other (income) expense (net).............................              2                (1)               (1)
      Income taxes.............................................              2                 9                10
                                                                       -------            ------           -------
                   Net income..................................        $     4            $   14           $    13
                                                                       =======            ======           =======
      UCAR share of net income.................................        $     2            $    7           $     7
                                                                       =======            ======           =======

                                                                                              AT DECEMBER 31,
                                                                                            1996              1995
                                                                                            ----              ----
                                                                                            (Dollars in millions)

      Current assets...........................................                           $   40             $  34
      Non-current assets.......................................                               16                18
                                                                                          ------            ------
                   Total assets................................                               56                52
                                                                                          ------            ------
      Current liabilities......................................                               16                10
      Non-current liabilities..................................                                4                 5
                                                                                          ------            ------
                    Total liabilities..........................                               20                15
                                                                                          ------            ------
                    Net assets.................................                           $   36            $   37
                                                                                          ======            ======
       UCAR share of net assets................................                           $   18            $   18
                                                                                          ======            ======

     The Company recorded net sales to EMSA of $3 million from January 1, 1997 to April 21, 1997 and $22 million and $11 million in 1996 and 1995, respectively.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LONG-TERM DEBT

      The following table presents the long-term debt of the Company:

                                                                           AT DECEMBER 31,
                                                                      1997               1996
                                                                      ----               ----
                                                                       (Dollars in millions)

Senior Bank Facilities:
     Tranche A Letter of Credit Facility.........................      $214               $189
     Tranche A Term Loan.........................................        45                 40
     Tranche B Facility..........................................       120                120
     Revolving Facility..........................................        65                 30
                                                                      -----              -----
       Total Senior Bank Facilities..............................       444                379
Subordinated Notes...............................................       200                200
Italian lire loans and obligations...............................         2                  3
Deutsche Mark loans..............................................        10                 --
                                                                     ------             ------
     Subtotal....................................................       656                582
Less:  payments due within one year..............................        52                  1
                                                                    -------            --------
       Total.....................................................    $  604             $  581
                                                                     ======             ======

     SENIOR BANK FACILITIES

      On October 19, 1995, UCAR refinanced the Recapitalization Bank Facilities with the Senior Bank Facilities which provided improved terms and conditions. The Senior Bank Facilities were negotiated through Chase Manhattan Bank, as agent, and had an original aggregate principal amount of $630 million (of which $620 million could be used as debt principal). On March 19, 1997, the Senior Bank Facilities were amended to reduce the interest rates on amounts outstanding thereunder, to increase the amount available under the revolving credit facility to $250 million from $100 million and to change certain covenants to allow greater flexibility in uses of free cash flow for acquisitions, capital expenditures and restricted payments.

      The Senior Bank Facilities, as amended, have an aggregate principal amount of $640 million, which consist of: (a) a Tranche A Facility (the "Tranche A Facility") in an amount of $270 million consisting of (i) a Tranche A Letter of Credit Facility, providing for the issuance of up to $225 million of U.S. dollar-denominated letters of credit for the purpose of supporting either U.S. dollar-denominated or foreign currency denominated loans, interest and the impact of currency exchange rate fluctuations thereon, to certain foreign subsidiaries of Global under facilities arranged with local lending institutions, (ii) a Tranche A Term Loan Facility (the "Tranche A Term Loan Facility") providing for term loans of $45 million to Global and (iii) a Tranche A Reimbursement Loan Facility in respect of drawings under Tranche A letters of credit or to refinance Tranche A loans to foreign subsidiaries; (b) a Tranche B Term Loan Facility ("the Tranche B Facility") providing for term loans of $120 million to Global; and (c) a Revolving Credit Facility (the "Revolving Facility") providing for revolving and swingline loans to Global and the issuance of U.S. dollar-denominated letters of credit for the account of Global or other designated credit parties (collectively, the "Credit Parties") in an aggregate principal and stated amount at any time not to exceed $250 million. The Revolving Facility terminates on December 31, 2001.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LONG-TERM DEBT--(CONTINUED)

      The Tranche A Facility (including the letters of credit issued thereunder) amortizes in quarterly installments over four years, commencing March 31, 1998, with installments ranging from $50 million in 1998 to $85 million in 2001 and with the final installment payable on December 31, 2001. The Tranche B Facility amortizes over five years, commencing March 31, 1998, with nominal quarterly installments during the first four years, quarterly installments aggregating $116 million in 2002, with the final installment payable on December 31, 2002. The Company's next required installment payments for the tranche A and tranche B portions of the Senior Bank Facilities of $50 million and $1 million, respectively, occur during 1998. During 1996, the Company made voluntary prepayments on the Tranche A Facility and Tranche B Facility, of $25 million and $30 million, respectively ($60 million and $25 million, respectively during 1995). The Company did not make any voluntary prepayments during 1997.

      The Credit Parties are required to make mandatory prepayments of loans, and letters of credit are mandatorily reduced, subject to certain exceptions, in the amount of (a) either 50% or 25% (depending on the debt to EBITDA (as defined) ratio of UCAR and its subsidiaries) of consolidated excess cash flow (as defined) of Global and its subsidiaries (after giving effect to debt service on the Senior Bank Facilities and the Subordinated Notes) less voluntary prepayments previously made during a specified annual period, (b) 100% of the net proceeds of certain dispositions of assets or stock of subsidiaries or incurrence of certain indebtedness by UCAR, Global or any of their subsidiaries and (c) 50% of the net proceeds of the issuance of any equity securities by UCAR. No mandatory prepayments were required for 1996 and 1997.

      The obligations of the Credit Parties under the Senior Bank Facilities are fully and unconditionally guaranteed by UCAR and each of its domestic subsidiaries (collectively, the "Guarantors"). In addition, the Senior Bank Facilities and such guarantees are secured by first priority or equivalent security interests in substantially all capital stock of Global and the Guarantors, including all capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of Global and up to 65% of the capital stock of, or other equity interests in, each direct foreign subsidiary of Global, or any Guarantor, or in any case in which Global or any Guarantor holds directly less than 65% of such stock or equity interests in any foreign subsidiary, all such stock or equity interests held by Global or such Guarantor (to the extent permitted by applicable contractual and legal provisions). Certain of the foreign subsidiaries have agreed to provide additional credit support for obligations of foreign credit parties in respect of the Tranche A Facility in the form of collateral and/or cross guarantees.

      At Global's option, the interest rates applicable to the Tranche A Facility and Revolving Facility are either adjusted LIBOR (as defined) plus a margin ranging from 0.35% to 1.50% (depending on the ratio of debt to EBITDA (as defined) of UCAR and its subsidiaries) or the alternate base rate. The interest rate applicable to the Tranche B Loans is either adjusted LIBOR plus 1.50% or the alternate base rate plus 0.50%. The alternate base rate is the higher of Chase Manhattan Bank's prime rate or the federal funds effective rate plus 0.50%. At the relevant foreign base rate (which varies from loan to loan), or, in the case of local currency-denominated loans, the local interbank offered rate plus 0.25%. The weighted average interest rate on the Senior Bank Facilities during 1997, 1996 and 1995 was 7.38%, 7.93% and 8.22%, respectively.

      Global pays a per annum fee of 0.35% to 1.50% of the aggregate face amount of outstanding letters of credit under the letter of credit facility, and a per annum fee equal to 0.125% to 0.30% on the undrawn portion of the commitments in respect of, the Senior Bank Facilities. Both fees are dependent on the ratio of debt to EBITDA (as defined) of UCAR and its subsidiaries.

      In accordance with the terms of the Senior Bank Facilities, Global has purchased certain interest rate caps for the Tranche A Facility. The interest rate caps ensure that adjusted LIBOR for the Tranche A Facility will not exceed 8.50% through February 1998. Subsequent interest rate caps ensure that adjusted LIBOR for at least 40% of the outstanding Tranche A Facility will not exceed a weighted average annual rate of 8.2% for the period commencing February 1998 through various dates ending February 2001.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LONG-TERM DEBT--(CONTINUED)

      The Senior Bank Facilities contain a number of significant covenants that, among other things, restrict the ability of UCAR, Global and their subsidiaries to dispose of assets, incur additional indebtedness, repay or refinance other indebtedness or amend other debt instruments, pay dividends or make any restricted payments, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures in excess of a predetermined amount or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. In addition, under the Senior Bank Facilities, Global is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios.

      The Senior Bank Facilities and the Subordinated Note Indenture contain a number of significant financial and restrictive covenants and other provisions, which have been impacted as a result of the $340 million charge (see Note 16 herein) for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. In April 1998, the Company obtained a limited waiver of certain covenants of the Senior Bank Facilities and, in connection therewith, borrowed $35 million under the Revolving Facility on April 13, 1998. From January 1, 1998 through April 12, 1998, the Company increased its borrowings under the Revolving Facility by $26 million. As of April 13, 1998, after giving effect to outstanding letters of credit and $35 million borrowed under the revolving credit facility, $76 million was available for borrowing under the Revolving Facility. In order to make additional borrowings thereunder, the Company would need to, among other things, make certain representations, including representations as to the absence of material adverse changes in the business, financial condition or results of operations of the Company and the absence of material legal proceedings. In light of antitrust investigations and related lawsuits and claims, no assurance can be given that the Company will be able to make those representations or make additional borrowings thereunder. In addition, even if the Company is able to make additional borrowings thereunder, such ability may be limited by certain covenants contained in the Subordinated Note Indenture. Under the Subordinated
Note Indenture, subject to certain exceptions, the Company may not incur additional indebtedness if its consolidated coverage ratio (as defined) is less than certain specified ratios. As a result of the $340 million charge, the Company's consolidated coverage ratio (as defined) is less than those specified ratios. As a result, under the Subordinated Note Indenture, the Company cannot incur additional indebtedness except under the exceptions referred to above.

      The waiver does not restrict the lenders under the Senior Bank Facilities from declaring that there has been a breach, after giving effect to the $340 million charge, of material adverse change representations made in the past. Any or a combination of these circumstances and other circumstances described in this Annual Report on Form 10-K could result in the occurrence of an event of default under the Senior Bank Facilities. The occurrence of an event of default, which is not waived, would permit the lenders thereunder to, among other things, accelerate all indebtedness outstanding thereunder by declaring all amounts borrowed thereunder to be immediately due and payable, together with accrued and unpaid interest. In addition, the lenders could foreclose upon collateral pledged to secure repayment of such indebtedness and the commitments of the lenders to make further extensions of credit under the Senior Bank Facilities would be terminated. Under the cross-acceleration provisions of the Subordinated
Note Indenture, the holders of Subordinated Notes would thereupon likewise be able to accelerate all indebtedness outstanding under the Subordinated Notes.

      Under the Senior Bank Facilities, Global and UCAR are permitted to pay dividends to their respective stockholders only in an annual amount up to the greater of $15 million or a percentage, ranging from 50% to 65% based on certain financial tests, of adjusted consolidated net income (as defined), where any such amount not used may be accumulated on an ongoing basis. In addition, Global is permitted to pay dividends to UCAR (i) in respect of UCAR's administrative fees and expenses and (ii) for the specific purpose of the purchase or redemption by UCAR of capital stock held by present or former officers of the Company up to $5 million per year or $25 million in the aggregate. As a result of the $340 million charge and stock repurchases, UCAR does not anticipate paying any dividends in the near term.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LONG-TERM DEBT--(CONTINUED)


      As permitted by the applicable indenture, Global redeemed, during September 1995, $175 million principal amount of Subordinated Notes with proceeds of the Initial Offering at a redemption price of 110% of the principal amount thereof plus accrued interest thereon of $4 million.

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

   DEUTSCHE MARK LOANS

      In order to consummate the purchase by UCAR Elektroden of net working capital assets from EKL (approximate U.S. dollar equivalent of $12 million), UCAR Elektroden arranged a bank facility with BHF - Bank Aktiengesellschaft, Berlin.

      The facility consists of a committed term loan of Deutsche Mark 20 million (U. S. dollar equivalent of approximately $12 million at establishment in March
1997), and a revolving line of credit for Deutsche Mark 5 million (U.S. dollar equivalent of approximately $3 million at establishment in March 1997).

      The term portion of the facility is committed through December 2000. Required Deutsche Mark payments of the term loan are to be made by December of each year as follows: 2 million in 1997; 6 million in 1998; 6 million in 1999; and 6 million in 2000. The revolving portion of the facility is committed for one year, with an option to renew annually.

      Credit support is provided by Global's guarantee of UCAR Elektroden's obligations under the facility. The facility requires that Global remain in compliance with the Senior Bank Facilities and that the facility not be subordinate to the obligations of the Senior Bank Facilities. It also restricts the withdrawal of capital from UCAR Elektroden.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LONG-TERM DEBT--(CONTINUED)

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

   OTHER

      At December 31, 1997, payments due on long-term debt in the four years after 1998 are: $64 million in 1999; $79 million in 2000; $86 million in 2001; and $116 million in 2002.

      The Company's weighted average interest rate on short-term borrowings outstanding at December 31, 1997 and 1996 was 7.2% and 9.0%, respectively.

      At December 31, 1997, $2 million ($3 million and $4 million in 1996 and 1995, respectively) of foreign assets were pledged as security for short- and long-term debt and certain tax liabilities.

(8)  INCOME TAXES

      Total income taxes were allocated as follows:

                                                                                  FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                        1997             1996             1995
                                                                        ----             ----             ----
                                                                                (Dollars in millions)

        Income from operations........................................  $39               $68             $74
        Extraordinary charge..........................................   --                --             (20)
        Cumulative effect on prior years of change
             in accounting for inventories............................   --                 4              --
        Stockholders' equity (deficit)................................   (5)               (4)            (10)
                                                                       ----              ----            ----
                                                                        $34               $68             $44
                                                                       ====              ====            ====

      The income taxes credited to stockholders' equity (deficit) in 1997 and 1996 relate to the tax benefit arising from the exercise of employee stock options and in 1995 relate to the increased projected benefit obligation of approximately $28 million resulting from the Recapitalization.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  INCOME TAXES--(CONTINUED)

      The following is a summary of U.S. and non-U.S. components of income
(loss) before provision for income taxes:

                                                                                  FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                        1997             1996             1995
                                                                        ----             ----             ----
                                                                                (Dollars in millions)

        U.S...........................................................  $(275)           $  43           $ (45)
        Non-U.S.......................................................    153              164             141
                                                                         ----             ----            ----
                                                                        $(122)           $ 207           $  96
                                                                        ======           =====           =====

      Income tax expense attributable to income from operations consists of:

                                                                      CURRENT          DEFERRED          TOTAL
                                                                      -------          --------          -----
                                                                                (Dollars in millions)

      Year ended December 31, 1997:
           U.S. federal income taxes..........................        $  11             $ (41)         $  (30)
           Non-U.S. income taxes..............................           66                 3              69
                                                                      -----            ------           -----
                                                                       $ 77              $(38)          $  39
                                                                       ====              =====          =====
      Year ended December 31, 1996:
           U.S. federal income taxes..........................        $  (1)             $ 16            $ 15
           Non-U.S. income taxes..............................           50                 3              53
                                                                      -----             -----           -----
                                                                       $ 49              $ 19            $ 68
                                                                       ====              ====            ====
      Year ended December 31, 1995:
           U.S. federal income taxes..........................         $ 33              $(28)         $    5
           Non-U.S. income taxes..............................           59                10              69
                                                                      -----             -----           -----
                                                                       $ 92              $(18)           $ 74
                                                                       ====              =====           ====

      In December 1992, the Company obtained an income tax exemption from the Brazilian government on income generated from graphite electrode production through 1999. The exemption reduced 1997, 1996 and 1995 income tax expense by $6 million, $4 million and $2 million, respectively.

      Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax income from operations as a result of the following:

                                                                                  FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                        1997             1996             1995
                                                                        ----             ----             ----
                                                                                (Dollars in millions)

      Tax at statutory U.S. federal rate......................         $(43)            $  72           $  34
      Nondeductible portion of estimated liabilities associated
         with antitrust investigations and related lawsuits and
         claims...............................................           90                --              --
      Foreign earnings taxed at different rates...............            4                 3               3
      Brazilian tax exemption.................................           (6)               (4)             (2)
      Net taxes related to the Recapitalization...............           --                --              37
      Net taxes related to foreign dividends and                         --                 4               5
           other remittances..................................
      Adjustments to deferred tax asset valuation allowance...           --                (8)            (12)
      Other...................................................           (6)                1               9
                                                                      ------            -----           -----
                                                                      $  39             $  68           $  74
                                                                      ======            =====           =====

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  INCOME TAXES--(CONTINUED)

      The significant components of deferred income tax expense attributable to income from operations are as follows:

                                                                                  FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                        1997             1996             1995
                                                                        ----             ----             ----
                                                                                (Dollars in millions)

      Deferred tax expense (exclusive of the effects
           of other components below).........................         $(38)             $ 27           $  (5)
      Decrease in beginning-of-the-year balance
           of the valuation allowance for deferred tax assets.           --                (8)            (13)
                                                                       ----              -----          ------
                                                                       $(38)              $19           $ (18)
                                                                       ====              =====          ======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                                  AT DECEMBER 31,
                                                                              1997              1996
                                                                              ----              ----
                                                                               (Dollars in millions)

Deferred tax assets:
     Depreciation......................................................    $    9           $     7
     Estimated liabilities associated with antitrust investigations
        and related lawsuits and claims................................        28                --
     Sales and product allowances......................................         1                 1
     Compensation and benefit plans....................................        55                53
     Excess foreign tax credits........................................        18                 5
     Inventory adjustments.............................................         2                 3
     Provision for scheduled plant closings and other restructurings...         1                10
     AMT tax credit carryforwards......................................         1                --
     Debt issuance costs...............................................         4                 5
     Other.............................................................         6                 6
                                                                           ---------       --------
       Total gross deferred tax assets.................................       125                90
       Less:  valuation allowance......................................        (3)               (3)
                                                                           ---------        --------
         Net deferred tax assets.......................................       122                87
                                                                           --------         -------

Deferred tax liabilities:
     Depreciation......................................................        87                56
     Compensation and benefit plans....................................         1                 1
     Inventory adjustments.............................................         6                 7
     Other.............................................................        11                13
                                                                           --------         -------
       Total gross deferred tax liabilities............................       105                77
                                                                           -------          -------
         Net deferred tax asset........................................    $   17           $    10
                                                                           =======           ======

      Deferred income tax assets and liabilities are classified on a net current and noncurrent basis within each tax jurisdiction. Deferred income tax assets are included in prepaid expenses in the amount of $30 million at December 31, 1997 ($16 million at December 31, 1996) and other assets in the amount of $43 million at December 31, 1997 ($20 million at December 31, 1996). Deferred tax liabilities are also included in accrued income and other taxes in the amount of $9 million at December 31, 1997 ($10 million at December 31, 1996).

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8) INCOME TAXES--(CONTINUED)

      The net  change  in the total  valuation  allowance  for the  years  ended
December 31, 1996 and 1995 was a decrease of $8 million and $12 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

      At December 31, 1997, the Company had excess foreign tax credit carryforwards of $18 million. Of these tax credit carryforwards, $2 million expire in 1998, $1 million expire in 1999, $1 million expire in 2000, $4 million expire in 2001 and $10 million expire in 2002. The Company used $51 million of foreign tax credits to reduce U.S. current tax liabilities in 1997 ($30 million in 1996 and $95 million in 1995, including $89 million related to the Recapitalization). Based upon the level of historical taxable income and projections for future taxable income over the periods during which these credits are utilizable, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets net of the existing valuation allowances at December 31, 1997.

      The Company used the remaining $2 million of net operating loss carryforwards from prior years to offset non-U.S. taxable income for 1996 ($25 million for 1995) resulting in a reduction of $1 million in current tax liabilities ($9 million in 1995).

      Provision has not been made for U.S. taxes on the excess of the financial reporting amounts over the tax bases of the Company's investments in foreign subsidiaries that are essentially permanent in duration. Such excess amounted to approximately $61 million at December 31, 1997. Determination of the deferred tax liability related to this excess is not practicable. Management believes that the tax liabilities resulting from the reversal of this excess can be substantially mitigated with effective tax planning strategies.

(9)  OTHER (INCOME) EXPENSE (NET)

      The following is an analysis of other (income) expense (net):

                                                                                  FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                        1997             1996             1995
                                                                        ----             ----             ----
                                                                                (Dollars in millions)

      Foreign currency adjustments............................        $   3             $  (1)         $    8
      Interest income.........................................           (9)               (9)            (23)
      Loss on sales and disposals of assets...................           --                 1               1
      Global integration project consulting fees..............            4                --              --
      Amortization of goodwill................................            1                --              --
      Bank fees due to the Recapitalization...................           --                --               7
      Discount on sales of receivables........................           --                --               1
      Other...................................................            6                 8               9
                                                                     ------             -----          ------
                                                                     $    5              $ (1)          $   3
                                                                     ======              =====          =====

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10)  INTEREST EXPENSE

      The following is an analysis of interest expense:

                                                                                  FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                        1997             1996             1995
                                                                        ----             ----             ----
                                                                                (Dollars in millions)

      Interest incurred on debt...............................          $62               $59             $88
      Amortization of debt issuance costs.....................            2                 2               6
      Capitalized interest....................................           --                --              (1)
                                                                        ---               ---            ----
           Total interest expense.............................          $64               $61             $93
                                                                        ====              ===             ===

(11)  SUPPLEMENTARY BALANCE SHEET DETAIL

                                                                                AT DECEMBER 31,
                                                                              1997            1996
                                                                              ----            ----
                                                                             (Dollars in millions)

Notes and accounts receivable:
     Trade.............................................................      $  220          $  174
     Affiliates........................................................          --               7
     Other.............................................................          28              10
                                                                             -------       ---------
                                                                                248             191
     Allowance for doubtful accounts...................................          (6)             (6)
                                                                             -------       ---------
                                                                             $  242          $  185
                                                                             =======       =========
Property, plant and equipment:
     Land and improvements.............................................      $   45          $   36
     Buildings.........................................................         231             182
     Machinery and equipment...........................................         949             830
     Construction in progress and other................................          64              39
                                                                             -------       ---------
                                                                             $1,289          $1,087
                                                                             =======       =========
Other assets:
     Goodwill (net)....................................................      $   25          $   --
     Deferred income taxes.............................................          43              20
     Benefits protection trust.........................................          10               2
     Other.............................................................          24              31
                                                                             -------       ---------
                                                                             $  102          $   53
                                                                             =======       =========
Accounts payable:
     Trade.............................................................      $   63          $   54
     Other.............................................................          13              13
                                                                           ---------       ---------
                                                                             $   76          $   67
                                                                           =========       =========
Other accrued liabilities:
     Accrued accounts payable..........................................      $   26          $   26
     Payrolls..........................................................           8               6
     Restructuring.....................................................           2               7
     Employee compensation and benefits................................          47              40
     Estimated liabilities associated with
        antitrust investigations and
        related lawsuits and claims....................................         174              --
     Other.............................................................           5              12
                                                                           ----------      ---------
                                                                             $  262          $   91
                                                                           ==========      =========


                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(11)  SUPPLEMENTARY BALANCE SHEET DETAIL--(CONTINUED)

                                                                                AT DECEMBER 31,
                                                                             1997             1996
                                                                             ----             ----
                                                                             (Dollars in millions)

Other long-term obligations:
     Postretirement benefits...........................................    $   83           $   80
     Employee severance costs..........................................        16               17
     Pension and related benefits......................................        22               18
     Estimated liabilities associated with antitrust investigations and
          related lawsuits and claims..................................       163               --
     Other.............................................................        29               23
                                                                           --------        ---------
                                                                           $  313           $  138
                                                                           ========        =========

      The following is an analysis of the allowance for doubtful accounts:

                                                                                AT DECEMBER 31,
                                                                              1997            1996
                                                                              ----            ----
                                                                             (Dollars in millions)

Balance at beginning of year...........................................       $ 6             $ 11
Charged to costs and expenses..........................................        --               --
Deductions.............................................................        --               (5)
                                                                              ---             ----
Balance at end of year.................................................       $ 6             $  6
                                                                              ===             ====

(12)  LEASES

      Lease commitments under noncancelable operating leases extending for one year or more will require the following future payments:

                                                      (DOLLARS IN MILLIONS)
        1998.........................................          $5
        1999.........................................           4
        2000.........................................           2
        2001.........................................           1
        2002.........................................           1
        After 2002...................................           4

      Total lease and rental expenses under noncancelable operating leases extending one month or more were $5 million in 1997 ($4 million in 1996 and 1995).

(13)  BENEFITS PLANS

    RETIREMENT PLANS

      Until February 25, 1991, the Company participated in the U.S. retirement plan of Union Carbide. Effective February 26, 1991, the Company formed its own U.S. retirement plan which covers substantially all U.S. employees. Retirement and death benefits related to employee service through February 25, 1991 are covered by the Union Carbide plan. Benefits paid by the Union Carbide plan will be based on final average pay through February 25, 1991, plus salary increases (not to exceed 6% per year) until January 26, 1995 when Union Carbide ceased to own at least 50% of the equity of UCAR. All Company employees who retired prior to February 25, 1991 are covered under the Union Carbide plan.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13)  BENEFITS PLANS--(CONTINUED)

      Pension benefits under the Company plan are based primarily on years of service and compensation levels prior to retirement. Net pension costs for the U.S. retirement plan were $6 million in 1997 ($6 million in 1996 and 1995).

      Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves. Net pension costs for plans of foreign subsidiaries amounted to $1 million in 1997 ($1 million in both 1996 and 1995).

      The components of net pension cost for 1997, 1996 and 1995 are as follows:

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                            1997          1996          1995
                                                                            ----          ----          ----
                                                                                   (Dollars in millions)
      Service cost-benefit earned during the period....................       $ 7           $ 7          $ 7
      Interest costs on projected benefit obligation...................        12             9            8
      Actual return on plan assets.....................................       (20)          (14)         (10)
      Net amortization and deferral....................................         8             5            2
                                                                               --            --           --
           Net pension cost............................................       $ 7           $ 7          $ 7
                                                                              ===           ===          ===

      Pension fund assets are invested primarily in equity investments and fixed income investments. At December 31, 1997, these investments represented 46% and 31% of the total plan assets at fair value, respectively. At December 31, 1997, the remainder of the pension fund assets consisted of cash, cash equivalents and insurance contracts held with various financial institutions.

      At December 31, 1997, the assets of each of the Company's retirement plans exceeded the actuarially determined accumulated benefit obligation and, accordingly, such plans were considered fully funded for purposes of contribution requirements. The funded status of the Company's retirement plans at December 31, 1997 and 1996 is as follows:

                                                                                AT DECEMBER 31,
                                                                              1997            1996
                                                                              ----            ----
                                                                             (Dollars in millions)

Actuarial present value of benefit obligations:
     Vested benefits...................................................    $ (102)         $   (68)
     Non-vested benefits...............................................       (17)             (13)
                                                                           ---------       ----------
Accumulated benefit obligation.........................................      (119)             (81)
Effect of projected future salary increases............................       (54)             (59)
                                                                           --------        ----------
Projected benefit obligation...........................................      (173)            (140)
Fair value of plan assets..............................................       165              126
                                                                           -------         --------
Plan assets less than projected benefit obligation.....................        (8)             (14)
Unamortized net asset at transition....................................        (8)              (2)
Unamortized prior service cost.........................................         3                3
Unrecognized net (gain)................................................        (7)              (8)
                                                                           ---------       ---------
Accrued pension cost...................................................    $  (20)         $   (21)
                                                                           =========       =========


                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13)  BENEFITS PLANS--(CONTINUED)

      The actuarial assumptions used in determining the net pension cost and pension liability shown above were as follows:

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                                 1997                    1996
                                                                                 ----                    ----

      Weighted-average discount rate for determining projected
          benefit obligation.......................................            7.48%                   7.82%
      Weighted-average rate of increase in compensation levels.....            5.12%                   5.64%
      Expected long-term weighted-average rate of return on plan
          assets...................................................            8.93%                   8.94%

    OTHER NON-QUALIFIED PLANS

      Since January 1, 1995, the Company has established various unfunded, non-qualified supplemental retirement and compensation deferred programs for certain eligible employees. In 1995, the Company established a benefits protection trust (the "Trust") to partially provide for the benefits for employees participating in these plans. At December 31, 1997, the Trust had assets of approximately $10 million ($2 million at December 31, 1996), which are included in Other Assets on the Consolidated Balance Sheet.

    POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

      The Company provides health care and life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies and health care providers. The Company accrues the estimated cost of these benefits during the employees' credited service periods.

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

      For the years 1997, 1996 and 1995, the components of expense for these postretirement benefits were as follows:

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                        1997             1996             1995
                                                                        ----             ----             ----
                                                                                (Dollars in millions)

      Service cost-benefits earned during the period..........         $  2              $  2            $  3
      Interest costs on accumulated postretirement
           benefit obligation.................................            6                 5               4
      Amortization of the reduction resulting from
           plan amendments....................................           (3)               (3)             (3)
                                                                       ----              ----            ----
           Total expense......................................         $  5              $  4            $  4
                                                                       ====              ====            ====

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13)  BENEFITS PLANS--(CONTINUED)

      At December 31, 1997 and 1996, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                                                  AT DECEMBER 31,
                                                                              1997            1996
                                                                              ----            ----
                                                                             (Dollars in millions)

Accumulated postretirement benefit obligation:
     Retirees..........................................................       $59              $51
     Fully eligible active plan participants...........................        18               14
     Other active participants.........................................         4                3
     Unrecognized reduction of the obligation resulting
       from plan amendments............................................         4                8
     Unrecognized net gain (loss)......................................        (2)               4
                                                                           ------           ------
       Accrued postretirement benefit costs............................      $ 83             $ 80
                                                                           ======           ======


      The discount rate used in determining the accumulated postretirement benefit obligation ("APBO") as of December 31, 1997 was 7.0% (7.75% in 1996). The assumed health care cost trend rate used in determining this obligation was 8.25% (9.0% in 1996), declining between 0.5% and 1% per year to an ultimate rate of 4.75% for the year 2006 and thereafter. The assumed rate of increase in salary levels for the life insurance portion of the APBO was 4.50% (5.25% in 1996). Cost-sharing provisions between the Company and its employees are assumed to remain constant in the future.

      If the health care cost trend rate assumptions were increased by 1%, the APBO as of December 31, 1997 would be increased by $5 million. The effect of this change on the sum of service cost and interest cost components of net periodic postretirement benefit cost for 1997 would be $1 million.

   SAVINGS PLAN

      The Company's employee savings plan provides eligible employees the opportunity for long-term savings and investment. Participating employees can contribute 1% to 7.5% of employee compensation as basic contributions and an additional 0.5% to 10% of employee compensation as supplemental contributions. The Company contributes on behalf of each participating employee an amount equal to 30% (50%, effective January 1, 1998) of the employee's basic contribution. The Company contributed $2 million in 1997 and 1996 and $1 million in 1995.

   INCENTIVE PLAN

      The Company provides group profit sharing plans for employees in various subsidiaries worldwide. Costs for the profit sharing plans were $19 million, $17 million and $18 million in 1997, 1996 and 1995, respectively.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)  RESTRUCTURING COSTS

      The Company recorded restructuring costs of $30 million during 1995 to write-off fixed assets of $22 million and accrue $8 million of related shutdown costs in connection with a project to close certain high cost manufacturing operations and to add modern lower cost manufacturing operations at the Company's North American graphite electrode plants.

(15)  MANAGEMENT COMPENSATION AND INCENTIVE PLANS

      Upon consummation of the Recapitalization, the Company entered into three-year employment agreements with certain officers which automatically renew annually for additional one-year terms. The employment agreements provide the officers with the opportunity to receive bonuses based in part on the achievement of designated EBITDA targets. The Company recorded expenses applicable to these bonuses of $3 million in 1997 ($5 million in 1996 and $4 million in 1995).

      Prior to the Recapitalization, the Company had a long-term incentive plan for certain management employees which provided incentive compensation based on the Company's performance as compared to designated profitability and cash flow goals for the three years ending December 31, 1995. The goals for 1995 were deemed achieved in accordance with the plan at the date of the Recapitalization. The Company recorded expenses applicable to this plan of $2 million in 1995.

      To encourage senior management to acquire shares of common stock in connection with the Recapitalization, UCAR adopted an equity ownership program. Under this program, certain members of management were given the opportunity to purchase from UCAR shares of common stock at $7.60 per share (the price per share paid for the common stock purchased by Blackstone and Chase Equity Associates in the Recapitalization). Approximately 733,000 shares were purchased for $6 million by members of management under this program. The Company loaned approximately $3 million to certain members of management in connection with these purchased shares. In addition, for each two U.S. dollars of common stock purchased, UCAR granted the purchaser one U.S. dollar of restricted matching stock (the "Matching Shares"), approximately 329,000 shares. The Matching Shares vested at the time of the Initial Offering.

      The shares purchased by management and the Matching Shares were subject to certain restrictions and to "puts" under which the holder could require UCAR to repurchase the shares under certain conditions. The restrictions and "puts" expired at the time of the Secondary Offering.

      In connection with the Recapitalization, UCAR adopted the Management Stock Option Plan under which it granted non-qualified stock options to certain members of management to purchase up to an aggregate of 4,761,000 shares of common stock at an exercise price of $7.60 per share, of which (i) time vesting options for 2,777,000 shares vested fully at the time of the Initial Offering and (ii) performance vesting options for 1,984,000 shares vested and were to vest as follows: 60% at the time of the Initial Offering and 20% in each of 1998 and 1999 if EBITDA for those years is equal to or exceeds a target amount. On December 8, 1997, UCAR's Board of Directors approved the accelerated vesting of the outstanding performance stock options associated with the 1998 performance targets and, accordingly, the Company recorded compensation expense of $12 million ($9 million after tax). UCAR's Board of Directors did not vest the performance stock options associated with the 1999 performance targets. If UCAR's Board of Directors had accelerated the vesting of those options at December 31, 1997, approximately $12 million of additional compensation expense would have been recorded in 1997. In addition, because the Company has not met the probability criterion associated with achieving the 1999 performance targets, no compensation expense associated with those performance stock options has been recorded.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15)  MANAGEMENT COMPENSATION AND INCENTIVE PLANS--(CONTINUED)

      On December 13, 1995, UCAR granted additional fully vested options to purchase 10,000 shares of common stock at an exercise price of $31.59 per share. Options vested under such plan were restricted from exercise until the time of the 1996 Secondary Offering. On February 10, 1997, UCAR granted additional fully vested options to purchase 155,000 shares of common stock at an exercise price of $37.59 per share.

      Effective as of February 6, 1996, UCAR adopted the 1996 Mid-Management Equity Incentive Plan under which it may grant awards to selected employees to purchase up to an aggregate of 1,000,000 shares of common stock. Under such plan, granted shares which have been subsequently forfeited are available for future granting thereunder. On February 9, 1996, UCAR granted time vesting options to purchase 960,000 shares of common stock at an exercise price of $35.00 per share. On May 13, 1996, UCAR granted additional time vesting options to purchase 4,000 shares of common stock at an exercise price of $40.44 per share. On February 10, 1997, UCAR granted additional time vesting options to purchase 61,500 shares of common stock at an exercise price of $39.31 per share. The options granted under the 1996 Mid-Management Equity Incentive Plan have a term of ten years and vest eight years from the date of grant. Accelerated vesting occurs as the market price of the common stock equals or exceeds specified amounts. At December 31, 1997, 460,350 of such options were fully vested.

      At December 31, 1997, the Company has reserved 5,037,776 shares of authorized common stock for issuance in accordance with existing stock option and equity plans.

      The Company applies APB 25 in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its time vesting option plans. The compensation cost that has been charged against income for its performance vesting options was $12 million in 1997 and $19 million in 1995. Had compensation cost for the Company's stock-based compensation plans been determined by the fair value method prescribed by SFAS 123, the Company's net income (loss) and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                                          FOR THE YEAR ENDED
                                                                                             DECEMBER 31,
                                                                               1997              1996           1995
                                                                               ----              ----           ----
                                                                                          Dollars in millions,
                                                                                        except per share data)

        Net income (loss):
          As reported...................................................      $(160)            $152         $  (12)
          Pro forma.....................................................       (156)             149            (15)
        Diluted net income (loss) per share:
           As reported(a) ..............................................      (3.49)             3.15           1.87
           Pro forma....................................................      (3.39)             3.07           1.80

--------------------
(a) Pro forma for 1995.  See Note 18.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15)  MANAGEMENT COMPENSATION AND INCENTIVE PLANS--(CONTINUED)

      A summary of the status of the Company's stock-based compensation plans as of December 31, 1997, 1996 and 1995, and changes during the years then ended is presented below:

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                    1997                        1996                     1995
                                                    ----                        ----                     ----
                                                        WEIGHTED-                 WEIGHTED-                  WEIGHTED-
                                           SHARES        AVERAGE       SHARES      AVERAGE      SHARES       AVERAGE
                                           ------    EXERCISE PRICE    ------   EXERCISE PRICE  ------     EXERCISE PRICE
                                                     --------------             --------------             --------------
                                                                       (SHARES IN THOUSANDS)

Time Vesting Options:
   Outstanding at beginning of year.....   3,572          $15.01       2,787       $7.60            --         $ --
   Granted..............................     217           38.08         964       35.02         2,787          7.69
   Exercised............................    (432)           9.91        (176)       8.22            --           --
   Forfeited............................     (33)          35.00          (3)      35.00            --           --
                                          ------                       -----                     -----
     Outstanding at end of year.........   3,324           16.98       3,572       15.01         2,787          7.69
                                          ======                       =====                     =====

   Options exercisable at year end......   2,799           13.55       2,853        9.97            --           --
   Weighted-average fair value of
     Options granted during year........  $17.33                      $16.02                     $6.13

Performance Vesting Options:
   Outstanding at beginning of year.....   1,508           $7.60       1,984       $7.60            --         $ --
   Granted..............................      --              --          --          --         1,984          7.60
   Exercised............................    (284)           7.60        (476)       7.60            --           --
   Forfeited............................     (50)           7.60          --          --            --           --
                                          ------                       -----                     -----
     Outstanding at end of year.........   1,174            7.60       1,508        7.60         1,984          7.60
                                          ======                       =====                     =====

   Options exercisable at year end......     842            7.60         714        7.60            --           --
   Weighted-average fair value of
     Options granted during year........   $--                           $--                     $6.11

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0.0% for all years; expected volatility of 30%, 30% and 94%; risk-free interest rates of 6.4%, 5.7% and 7.7%; and expected lives of seven years, eight years and six years. The following table summarizes information about stock options outstanding at December 31, 1997:

                                                  OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                                  -------------------                           -------------------
                                                  WEIGHTED-AVERAGE
            RANGE OF                  NUMBER         REMAINING          WEIGHTED-AVERAGE    NUMBER         WEIGHTED-AVERAGE
        EXERCISE PRICES            OUTSTANDING    CONTRACTUAL LIFE      EXERCISE PRICES  EXERCISABLE       EXERCISE PRICES
        ---------------            -----------    ----------------      ---------------  -----------       ---------------
                                                                   (SHARES IN THOUSANDS)

     Time Vesting Options:
             $7.60                    2,210             9 years            $   7.60         2,210            $   7.60
        $31.59 to 40.44               1,114             8 years               35.59           589               35.87
                                      -----                                                 -----
                                      3,324             9 years               16.98         2,799               13.55
                                      =====                                                 =====
  Performance Vesting Options:
             $7.60                    1,174             9 years                7.60           802                7.60
                                      =====                                                 =====

                                       68

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16)  CONTINGENCIES

      On June 5, 1997, the Company was served with subpoenas issued by the United States District Court for the Eastern District of Pennsylvania (the "District Court") to produce documents to a grand jury convened by attorneys for the Antitrust Division of the United States Department of Justice (the "DOJ") and a related search warrant in connection with an investigation as to whether there has been any violation of federal antitrust laws by producers of graphite electrodes. Concurrently, representatives of Directorate General IV of the European Union, the antitrust enforcement authorities of the European Union (the "EU authorities"), visited offices of the Company's French subsidiary for purposes of gathering information to determine whether there has been any violation of Article 85-1 of the Treaty of Rome, the antitrust law of the European Union. In addition, on June 5, 1997, one of the Company's competitors in the graphite electrode industry, The Carbide/Graphite Group, Inc. ("C/G"), announced that the DOJ had granted it the opportunity to participate in the DOJ's Corporate Leniency Program and that it was cooperating with the government. Subsequently, the Company was served with subpoenas in the United States to produce documents relating to, among other things, its carbon electrode and bulk graphite businesses. In December 1997, UCAR's Board of Directors appointed a special committee of outside directors, consisting of John
R. Hall and R. Eugene Cartledge, to exercise the power and authority of UCAR's Board of Directors in connection with antitrust investigations and related lawsuits and claims. On February 23, 1998, the DOJ announced that it had charged Showa Denko Carbon, Inc. ("SDC"), a U.S. subsidiary of Showa Financing K.K., a Japanese firm, and unnamed co-conspirators with participating from 1993 until January 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares worldwide, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. The DOJ further announced that SDC has agreed to plead guilty, pay a fine of $29 million and cooperate in its investigation and that other cases were likely to be filed.

      On April 7, 1998, pursuant to an agreement with the DOJ, UCAR agreed to plead guilty to a one count charge of violating federal antitrust laws in connection with the sale of graphite electrodes. Additionally, UCAR has agreed to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. Under the plea agreement, which is subject to approval by the District Court, the Company will be required to make annual payments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, respectively, commencing 90 days after the Company is sentenced by the District Court, if such sentence is issued in accordance with the plea agreement. Under the plea agreement, UCAR will not be subject to prosecution by the DOJ with respect to any antitrust violations occurring prior to the date the plea agreement is approved. The fine payable pursuant to the plea agreement is within the amounts used by the Company for purposes of determining the $340 million charge described below. The plea agreement has been submitted for court approval. Although UCAR does not expect such an outcome, it is possible that the District Court could reject the plea agreement. In such event, it is possible that UCAR could be required to either defend any charges which could be brought or enter into a less favorable plea agreement. Regardless of whether the plea agreement is accepted by the District Court, the plea agreement makes it more difficult to defend against antitrust civil lawsuits.

         The Company has become aware that the Canadian Competition Bureau has commenced a criminal investigation under the Canadian Competition Act (the "Canadian Act"). Under Section 45 of the Canadian Act, the maximum fine for the Company, would be ten million Canadian dollars. It is possible that Section 46 of the Canadian Act may be implicated in this matter. Under Section 46, the amount of the fine is discretionary, and there is no maximum. The Company, through its counsel, is cooperating with the DOJ and the EU authorities in their continuing investigations. It is possible that antitrust investigations could be initiated by authorities in other jurisdictions.

      On June 17, 1997, UCAR was served with a complaint commencing a putative class action lawsuit in the United States District Court for the Western District of Pennsylvania. Subsequently, the Company was served with four additional complaints commencing similar lawsuits in the District Court. UCAR, SGL Carbon Corporation ("SGL Carbon"), a U.S. subsidiary of SGL Carbon AG ("SGL"), a German firm, and C/G are named as defendants in each complaint. SGL is also named as a defendant in each of the four subsequently served complaints. In each complaint, the plaintiffs alleged that the defendants violated federal antitrust laws. Each complaint sought, among other things, an award of treble damages resulting from such alleged violations. On August 5, 1997, the four complaints filed in the District Court were consolidated into a single complaint in the District Court entitled IN RE: GRAPHITE ELECTRODES ANTITRUST LITIGATION. In the consolidated litigation, the proposed class consists of all persons who purchased graphite electrodes in the United States directly from the defendants during the period from January 1, 1992 through August 15, 1997. On August 21, 1997, the first served complaint was withdrawn without prejudice to refile. UCAR filed a motion to dismiss the consolidated complaint, which was denied in November 1997 with leave to renew such motion after discovery is completed. Discovery and depositions relating to class certification have begun. The District Court, however, has ordered a stay of non-class depositions and certain other discovery until July 1998. Accordingly, the consolidated lawsuit is still in its early stages. UCAR intends to vigorously defend against the consolidated lawsuit. UCAR may at any time, however, settle the lawsuit and any related possible unasserted claims. UCAR has had discussions in this regard with plaintiffs' counsel, with those members of the proposed class who have indicated that they intend to opt out of any class which is certified as well as other potential plaintiffs.

      On each of March 30, 1998 and April 3, 1998, UCAR was served with complaints commencing civil lawsuits in the District Court. UCAR, C/G, SGL Carbon, SGL and SDC, are named as defendants in each complaint. Additionally, Showa Denko K.K., UCAR Global Enterprises Inc., UCAR Carbon Company Inc., Union Carbide and Mitsubishi are named as defendants in the complaint served on March 30, 1998. In each complaint, the plaintiffs allege that the defendants violated federal antitrust laws. Additionally, in the complaint served on April 3, 1998, the plaintiffs allege that Union Carbide and Mitsubishi violated applicable state fraudulent transfer laws. Each complaint seeks, among other things, an award of treble damages resulting from such alleged antitrust violations. The complaint served on April 3, 1998 also seeks to have payments made by UCAR to Union Carbide and Mitsubishi in connection with the Recapitalization declared to be fraudulent conveyances and returned to UCAR for purposes of enabling UCAR to satisfy any judgments resulting from such alleged antitrust violations. The Company has not responded to either of these lawsuits and intends to vigorously defend against these lawsuits. These lawsuits are in their earliest stages. The Company may at any time, however, settle such lawsuits and any related possible unasserted claims. The Company has had discussions in this regard with certain of the plaintiffs and their counsel. The Company anticipates that other lawsuits could be commenced against the Company.

         The Company anticipates that additional antitrust lawsuits seeking, among other things, to recover damages, could be commenced against the Company in the United States and in other jurisdictions.

      On March 4, 1998, UCAR was served with a complaint commencing a shareholder derivative lawsuit in the Connecticut Superior Court (Judicial District of Danbury). The current directors, certain former directors and certain officers are named as defendants. The Company is named as a nominal defendant. The complaint alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by the Company and its employees with antitrust laws. The complaint also alleges that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws. The complaint seeks recovery for UCAR of damages to the Company resulting from such alleged breaches and sales. The complaint does not contain specific allegations of the factual basis underlying such allegations and appears to be based on the existence of the previously announced grand jury investigation, the related consolidated civil lawsuit and the Company's public announcements and filings with the Commission. This lawsuit is in its earliest stages. UCAR has not yet responded to the complaint. Accordingly, no evaluation of potential liability has been made with respect to this lawsuit.

      On April 1, 1998, a complaint commencing a securities fraud class action lawsuit was filed in the United States District Court for the District of Connecticut. UCAR, David A. Stockman, a former director, and each of Messrs. Krass, Hart, Mancino, Wiemels, Wolf, Cartledge, Hall, Hutchins, Kennedy, Lipson, Peterson and Schwarzman are named as defendants. The proposed class consists of all persons who purchased UCAR common stock during the period from August 15, 1995 through March 13, 1998. The complaint alleges that during such period the defendants violated securities laws in connection with purchases and sales of common stock by failing to disclose alleged violations of antitrust laws. The complaint seeks, among other things, to recover damages resulting from such alleged violations. UCAR has not yet responded to this complaint. This lawsuit is in its earliest stages. Accordingly, no evaluation of potential liability has been made with respect to this lawsuit.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16)  CONTINGENCIES--(CONTINUED)


      The Company is involved in various other legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these other proceedings, the Company believes that the ultimate disposition of such other proceedings will not have a material adverse effect on the Company.

      The Company recorded a charge of $340 million ($310 million after tax) against results of operations for 1997 for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. While such charge reflects the Company's best estimate as to the amount of such potential liabilities and expenses, actual liabilities and expenses could be materially higher or lower than such estimate. In addition, due to the fact such lawsuits are in the earliest stages and no evaluation of liability can yet be made, no amounts have been accrued with respect to the shareholder derivative and securities fraud class action lawsuits.

(17)  EARNINGS PER SHARE

      Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, adopted in 1997, using the following share data:

                                                                     1997               1996              1995
                                                                     ----               ----              ----

      Weighted average common shares outstanding for              45,963,407        46,273,820        45,959,718
           basic calculation..............................
      Add:  Effect of stock options.......................           ----            2,195,365         2,803,199
      Weighted average common shares                              ----------       -----------       -----------
           outstanding, adjusted for diluted calculation..        45,963,407        48,469,185        48,762,917
                                                                  ==========       ===========       ===========

      No outstanding options were considered in the 1997 calculation of weighted average common shares outstanding for the dilutive calculation as they are all antidilutive due to the net loss for 1997. The calculation of weighted average common shares outstanding excludes the consideration of performance stock options for 794,000 shares in both 1996 and 1995 because the exercise of these options would not be dilutive for either of the respective periods.

(18)  PRO FORMA NET INCOME PER SHARE (UNAUDITED)

      For the unaudited pro forma net income per share data presented on the Consolidated Statements of Operations, historical net (loss) for 1995 has been adjusted as if the Recapitalization, Initial Offering, Redemption and Refinancing occurred as of January 1, 1995 and to exclude the extraordinary charge and the non-recurring effects of the Recapitalization and the Initial Offering. The weighted average common shares outstanding reflects shares of common stock outstanding after the Initial Offering, including potential common shares calculated in accordance with the "treasury stock method," wherein the net proceeds therefrom are assumed to repurchase common shares at $25.74 (the average price for 1995). Historical net income (loss) per share has been omitted as the historical capitalization of the Company is not indicative of the Company's current capital structure.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(18)  PRO FORMA NET INCOME PER SHARE (UNAUDITED)

      The following table sets forth summary pro forma consolidated statement of operations data for 1995:

                                                                                            (Dollars in millions,
                                                                                            except per share data)

      Pro forma amounts:
         Operating profit...............................................................         $     214
         Interest expense...............................................................                74
         Provision for income taxes.....................................................                52
         Net income.....................................................................                91
         Basic net income per share.....................................................              1.98
         Diluted net income per share...................................................              1.87

      The following table sets forth a summary of the pro forma adjustments to net income reflected in the above table:

                                                                                                    (DOLLARS IN
                                                                                                     MILLIONS)

      Net loss as reported in the Consolidated Financial Statements.......................             $(12)
      Pro forma effects on the Recapitalization (after tax):
         Compensation expense related to the Long Term Incentive Compensation plan..........              1
         Senior subordinated credit facility expense........................................              4
         Net adjustment to interest.........................................................             (3)
         Taxes due to Recapitalization......................................................             37
      Pro forma effects of the Initial Offering and Redemption (after tax):
         Accelerated vesting of performance stock options and matching restricted stock.....             12
         Net adjustment to interest.........................................................              9
         Extraordinary charge...............................................................             18
      Pro forma effects of the Refinancing (after tax):
         Net adjustment to interest.........................................................              6
         Extraordinary charge...............................................................             19
                                                                                                       ----
      Pro forma net income..................................................................           $ 91
                                                                                                       ====


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEMS 10 TO 13 INCLUSIVE

         The information required by Items 10, 11, 12 and 13 will appear in the UCAR International Inc. Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1998, which will be filed pursuant to Regulation 14A under the Exchange Act and is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Exchange
Act). In addition,  the  information  set forth below is provided as required as
Item 10.

EXECUTIVE OFFICERS AND DIRECTORS

      The following table sets forth certain information with respect to the current executive officers and directors of UCAR.

                 NAME                     AGE*                              POSITION
                 ----                     ---                               --------

Robert D. Kennedy......................    65     Chairman of the Board and Chief Executive Officer
Petrus J. Barnard......................    48     Vice President, Electrodes for the Americas
W. David Cate..........................    51     Vice President, Electrodes for Europe and South Africa
Peter B. Mancino.......................    55     Vice President, General Counsel and Secretary
William P. Wiemels.....................    53     Vice President and  Chief Operating Officer
Fred C. Wolf...........................    53     Vice President and Chief Financial Officer
R. Eugene Cartledge....................    68     Director
John R. Hall...........................    65     Director
------------------------
*  As of April 1, 1998

      ROBERT D. KENNEDY was elected director of the Company in June 1990 and was elected Chairman of the Board and Chief Executive Officer of the Company on March 18, 1998. The Company is a successor to the Carbon Products Division of Union Carbide Corporation ("Union Carbide"). Mr. Kennedy joined Union Carbide in 1955 and held various marketing and management positions in the United States and Europe. He was a Senior Vice President of Union Carbide from 1981 to 1985. In 1985, Mr. Kennedy was elected a director and President of Union Carbide. In 1986, he was elected Chief Executive Officer and Chairman of the Board of Union Carbide. Mr. Kennedy retired as Chief Executive Officer and President of Union Carbide in April 1995 and as Chairman of the Board (but not as a director) of Union Carbide in December 1995. Mr. Kennedy is also a director of Union Camp Corporation, Sun Company, Inc., K-Mart Corp., LionOre Mining International Ltd. and General Signal Corp. Mr. Kennedy is Chairman of the Audit Committee and a member of the Organization and Compensation Committee of UCAR's Board of Directors.

      PETRUS J. BARNARD joined EMSA (Pty.) Ltd. ("EMSA") in 1972 (which at the time was 50% owned by Union Carbide and 50% owned by a joint venture partner based in South Africa). Since then, he has held various management positions in EMSA in South Africa and in the Carbon Products Division of Union Carbide in the United States. He became Director of Operations for Europe and South Africa of the Company in 1994, General Manager of the Graphite Electrode Business for Europe and South Africa in 1995 and has been Vice President, Electrodes for the Americas since 1997.

      W. DAVID CATE joined Union Carbide in 1969 and held various manufacturing and management positions in the Carbon Products Division. He became General Manager for Graphite Specialties and GRAFOIL(R) of the Company in 1991, General Manager for North America in 1994 and has been Vice President, Electrodes for Europe and South Africa since 1997.

      PETER B. MANCINO joined the Law Department of Union Carbide in 1975 and became Division Counsel of the Industrial Gases and Carbon Products Divisions in 1980. In 1989, he became General Counsel of the Company. Mr. Mancino has been a Vice President and the Secretary since 1991.

      WILLIAM P. WIEMELS joined Union Carbide in 1967 and held various technical, sales and marketing positions in the Carbon Products Division in the United States and Europe. He became Director of Marketing in Europe in 1986 and Director of Technology in 1989. Mr. Wiemels was Vice President, U.S.A. Operations, of the Company from 1991 to 1994 and Vice President, Chief Financial Officer and Treasurer from 1994 to 1998. Since March 18, 1998, he has been Vice President and Chief Operating Officer.

      FRED C. WOLF joined Union Carbide in 1967 and held various financial and management positions in the Carbon Products Division until 1979. From 1979 to 1985, he held various finance and business positions in the Industrial Gases and Engineering Products and Processes Divisions. He returned to the Carbon Products Division in 1985 as Controller and was a Vice President of the Division from 1986 to 1989. From 1990 to 1998, he was Vice President, Administration and Strategic Projects of the Company. Since March 18, 1998, he has been Vice President and Chief Financial Officer.

      R. EUGENE CARTLEDGE was elected director of UCAR in February 1996. From 1986 until his retirement in 1994, he was the Chairman of the Board and Chief Executive Officer of Union Camp Corporation. Mr. Cartledge retired as Chairman of the Board of Savannah Foods & Industries Inc. in December 1997. He is a director of Union Camp Corporation, Chase Brass Industries, Inc., Sun Company, Inc., Delta Air Lines, Inc. and Blount, Inc. Mr. Cartledge is Chairman of the Nominating Committee and a member of the Audit Committee of UCAR's Board of Directors.

      JOHN R. HALL was elected director of UCAR in November 1995. Since July 1997, he has been the non-employee Chairman of Arch Coal, Inc. He retired as Chairman effective January 31, 1997 and as Chief Executive Officer effective October 1, 1996 of Ashland Inc., which positions he held since 1981. Mr. Hall served in various engineering and managerial capacities at Ashland Inc. since 1957. Mr. Hall is a director of Banc One Corporation, Canada Life Assurance Company, CSX Corporation, Humana Inc. and Reynolds Metals Company. Mr. Hall is Chairman of the Organization and Compensation Committee and a member of the Audit Committee of UCAR's Board of Directors.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)   Financial Statements

               See Index to Consolidated Financial Statements at page [34] of this Annual Report on Form 10-K.

         (2)   Financial Statement Schedules

               None.

      (b)      Reports on Form 8-K

               No Reports on Form 8-K were filed during the year for which this Annual Report on Form 10-K is filed.

      (c)      Exhibits

               The exhibits listed in the following table have been filed as part of this Annual Report on Form 10-K.

Exhibit
NUMBER                             DESCRIPTION OF EXHIBIT

2.1(1)       -    Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 among Union Carbide Corporation,
                  Mitsubishi Corporation, UCAR International Inc. and UCAR
                  International Acquisition Inc. and Guaranty made by Blackstone
                  Capital Partners II Merchant Banking Fund L.P. and Blackstone
                  Offshore Capital Partners II L.P.

2.2(2)       -    Amended and Restated Stockholders' Agreement dated as of
                  February 29, 1996

2.3(1)       -    Form of Management Common Stock Subscription Agreement

2.4(3)       -    Form of Management Pledge and Security Agreement, together with form of Promissory Note

2.5(2)       -    Amendment, Waiver and Release in connection with such
                  Management Common Stock Subscription Agreements, Management
                  Pledge and Security Agreements and Promissory Notes

2.6(1)       -    Indemnification Agreement dated as of January 26, 1995 among
                  Mitsubishi Corporation, Union Carbide Corporation and UCAR
                  International Inc.

2.7(1)       -    Stock Purchase and Sale Agreement dated as of January 26, 1995 between UCAR International Inc. and UCAR Holdings S.A.

2.8(1)       -    Exchange Agreements made as of January 26, 1995 between UCAR
                  International Inc. and UCAR Holdings II Inc.

2.9(1)       -    Stock Purchase and Sale Agreement dated as of January 26, 1995 between UCAR International Inc.
                  and UCAR Inc.

2.10(1)      -    Exchange Agreement made as of January 26, 1995 between UCAR
                  Carbon Company Inc. and UCAR Holdings Inc.

2.11(1)      -    Stock Purchase and Sale Agreement dated as of January 26, 1995 between UCAR Carbon Company Inc. and UCAR Mexicana,
                  S.A. de C.V.

2.12(1)      -    Exchange Agreement made as of January 26, 1995 between UCAR
                  International Inc. and UCAR Global
                  Enterprises Inc.

2.13(1)      -    Stock Purchase and Sale Agreement dated as of January 26, 1995 between UCAR Carbon Company Inc. and Arapaima s.r.l.

2.14(1)      -    Deed of Purchase and Sale of 528,999 Shares of UCAR Carbon
                  Navarra S.L. dated as of January 26, 1995

2.15(1)      -    Exchange  Agreement  dated as of  December  15,  1993 by and among Union Carbide  Corporation,  Union Carbide Chemicals and
                  Plastics  Company  Inc.,   Mitsubishi   Corporation  and  UCAR
                  International Inc.

2.16(1)      -    Stock Purchase and Sale Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide Corporation and
                  UCAR Carbon Company Inc.

2.17(1)      -    Letter Agreement dated January 26, 1995 with respect to
                  termination of the Stockholders' Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide
                  Corporation and UCAR Carbon Company Inc.

2.18(1)      -    Settlement Agreement dated as of November 30, 1993 among
                  Mitsubishi Corporation, Union Carbide Corporation and UCAR
                  Carbon Company Inc.

2.19(1)      -    Transfer Agreement dated January 1, 1989 between Union
                  Carbide Corporation and UCAR Carbon Company Inc.

2.20(1)      -    Amendment No. 1 to such Transfer Agreement dated
                  December 31, 1989

2.21(1)      -    Amendment No. 2 to such Transfer Agreement dated as of
                  July 2, 1990

2.22(1)      -    Amendment No. 3 to such Transfer Agreement dated as of
                  February 25, 1991

2.23(1)      -    Amended and Restated Realignment Indemnification Agreement
                  dated as of June 4, 1992 among Union Carbide Corporation,
                  Union Carbide Chemicals and Plastics Company Inc., Union
                  Carbide Industrial Gases Inc., UCAR Carbon Company Inc. and
                  Union Carbide Coatings Service Corporation

2.24(1)      -    Environmental Management Services and Liabilities Allocation
                  Agreement dated as of January 1, 1990 among Union Carbide
                  Corporation, Union Carbide Chemicals and Plastics Company
                  Inc., UCAR Carbon Company Inc., Union Carbide Industrial
                  Gases Inc. and Union Carbide Coatings Service Corporation

2.25(1)      -    Amendment No. 1 to such Environmental Management Services
                  and Liabilities Allocation Agreement dated as of June 4, 1992

2.26         -    [omitted]

2.27         -    [omitted]

2.28(4)      -    Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide Corporation and UCAR Carbon Technology
                  Corporation

2.29(1)      -    Employee Benefit Services and Liabilities Agreement dated
                  January 1, 1990 between Union Carbide Corporation and UCAR
                  Carbon Company Inc.

2.30(1)      -    Amendment to such Employee Benefit Services and Liabilities
                  Agreement dated January 15, 1991 2.31 -  Supplemental
                  Agreement to such Employee  Benefit Services and Liabilities
                  Agreement dated February 25, 1991

2.32(1)      -    Letter Agreement dated December 31, 1990 among Union Carbide
                  Chemicals and Plastics Company Inc., UCAR Carbon Company Inc.,
                  Union Carbide Grafito, Inc. and Union Carbide Corporation

2.33(8)      -    Stock Repurchase Agreement among UCAR International Inc.,
                  Blackstone Capital Partners, II Merchant Banking Fund L.P.,
                  Blackstone Offshore Capital Partners II L.P., Blackstone
                  Family Investment Partnership II L.P. and Chase Equity
                  Associates, L.P.

2.34(9)      -    Share Sale Agreement between Samancor Limited and UCAR Carbon
                  Company Inc. dated April 21, 1997.

3.1(3)       -    Amended and Restated Certificate of Incorporation of UCAR
                  International Inc.

3.2(3)       -    Amended and Restated By-Laws of UCAR International Inc.

4.1(1)       -    Indenture dated as of January 15, 1995 among UCAR
                  International Inc., UCAR Global Enterprises Inc. and the
                  United States Trust Company of New York, as Trustee

10.1(8)      -    Credit Agreement dated as of October 19, 1995 among UCAR
                  International Inc., UCAR Global Enterprises Inc., the other
                  Credit Parties named therein, the Lenders named therein, the Fronting Banks named therein and The Chase Manhattan Bank, as
                  Administrative Agent and Collateral Agent, as amended and restated as of March 19, 1997

10.2(5)      -    Parent Guarantee Agreement dated as of October 19, 1995 made by UCAR International Inc. and UCAR Global Enterprises Inc. in favor of Chemical Bank as Collateral Agent for the Secured
                  Parties named therein

10.3(5)      -    Subsidiary Guarantee Agreement dated as of October 19, 1995 executed and delivered by each U.S. Subsidiary of UCAR Global
                  Enterprises Inc. in favor of Chemical Bank as Collateral Agent for the Secured Parties named therein

10.4(5)      -    Indemnity, Subrogation and Contribution Agreement dated as of October 19, 1995 among UCAR Global Enterprises Inc., the
                  U.S. Subsidiaries of UCAR Global Enterprises Inc. and Chemical
                  Bank as Collateral Agent for the Secured Parties named therein

10.5(5)      -    Pledge Agreement dated October 19, 1995 among UCAR
                  International Inc., UCAR Global Enterprises Inc., certain U.S.
                  Subsidiaries of UCAR Global Enterprises Inc. and Chemical Bank as Collateral Agent for the Secured Parties named therein

10.6(8)      -    Effectiveness Agreement dated as of March 19, 1997 among
                  UCAR International Inc., UCAR Global Enterprises Inc., the
                  Lenders listed therein, the Fronting Banks listed therein and The Chase Manhattan Bank, as Administrative Agent and
                  Collateral Agent (except, as to Exhibit A thereto, see Exhibit
                  10.1 to this Annual Report on Form 10-K)

10.7(5)      -    Security Agreement dated as of October 19, 1995 among UCAR
                  International Inc., UCAR Global Enterprises Inc., the U.S.
                  Subsidiaries of UCAR Global Enterprises Inc. and Chemical Bank as Collateral Agent for the Secured Parties named therein

10.8(5)      -    Rationalization Project Cash Collateral Agreement dated as of October 19, 1995 made by UCAR Global Enterprises Inc. in favor of Chemical Bank as Collateral Agent for the Secured
                  Parties named therein

10.9(8)      -    Reaffirmation Agreement dated as of March 19, 1997 among
                  UCAR International Inc., UCAR Global Enterprises Inc., the
                  Subsidiary Guarantors listed therein, the Foreign Subsidiaries referred to therein and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent

10.10(5)     -    Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Electrodos S.L. and Chemical Bank, Madrid Branch, as Administrative Agent

10.11(5)     -    Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Holdings S.A. and Chemical Bank, Paris Branch, as
                  Administrative Agent

10.12(5)     -    Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Inc. and Chemical Bank of Canada, as
                  Administrative Agent

10.13(1)     -    Tax Sharing Agreement made as of January 26, 1995 among UCAR
                  International Inc. and its subsidiaries

10.14(1)     -    Promissory Note dated January 26, 1995 issued by UCAR
                  International Inc. in favor of UCAR Global Enterprises Inc.

10.15(1)     -    Intercompany Loan Agreement dated January 25, 1995 between
                  UCAR S.A. and UCAR Holdings S.A.

10.16(l)     -    Employment Agreement dated as of January 26, 1995 between UCAR
                  International Inc. and Robert P. Krass

10.17(1)     -    Employment Agreement dated as of January 26, 1995 between
                  UCAR International Inc. and Robert J. Hart

10.18(1)     -    Employment Agreement dated as of January 26, 1995 between
                  UCAR International Inc. and Peter B. Mancino

10.19(1)     -    Employment Agreement dated as of January 26, 1995 between
                  UCAR International Inc. and William P. Wiemels

10.20(1)     -    Employment Agreement dated as of January 26, 1995 between
                  UCAR International Inc. and Fred C. Wolf

10.21(1)     -    Form of Non-Qualified Stock Option Agreement

10.22(9)     -    UCAR  International  Inc.  Amended and  Restated  Management
                  Stock Option Plan, effective as of January 26, 1997 (restated to delete provisions which have ceased to be operative)

10.23        -    [omitted]

10.24        -    [omitted]

10.24(a)     -    [omitted]

10.25(1)     -    UCAR International Inc. Bonus II Plan effective as of
                  January 26, 1995

10.25(a)(6)  -    First Amendment to such Bonus II Plan dated May 7, 1996

10.26(5)     -    UCAR International Inc. Compensation Deferral Program as
                  amended and restated effective November 6, 1995

10.27(1)     -    First Amendment to such Compensation Deferral Program
                  effective as of January 1, 1995

10.28(2)     -    Second Amendment to such Compensation Deferral Program
                  effective as of March 15, 1996

10.29(6)     -    Third Amendment to such Compensation Deferral Program
                  effective as of January 1, 1996

10.30(10)    -    Fourth Amendment to such Compensation Deferral Plan effective as of January 1, 1997

10.31(6)     -    Amended and Restated UCAR International Inc. Officers'
                  Incentive Plan dated May 7, 1996

10.32(11)    -    UCAR Carbon Savings Plan as amended and restated effective
                  January 1, 1996

10.33        -    [omitted]

10.34        -    [omitted]

10.34(a)     -    [omitted]

10.34(b)     -    [omitted]

10.35(3)     -    UCAR Carbon Retirement Plan as amended and restated
                  effective as of January 1, 1994

10.35(a)(7)  -    First Amendment to such Retirement Plan effective
                  February 25, 1991

10.35(b)(6)  -    Second Amendment to such Retirement Plan dated May 7, 1996

10.35(c)(7)  -    Third Amendment to such Retirement Plan effective, as to
                  paragraph 2, as of January 26, 1995 and as to paragraphs
                  1 and 3-5, as of January 1, 1997

10.36(6)     -    Amended and Restated Equalization Benefit Plan for
                  Participants of the UCAR Carbon Retirement Plan dated
                  May 7, 1996

10.37        -    [omitted]

10.38(1)     -    UCAR Carbon Company Inc. Supplemental Retirement Income Plan
                  effective as of February 25, 1991

10.39(1)     -    First Amendment to such Supplemental Retirement Income Plan effective as of January 1, 1992

10.40(1)     -    Second Amendment to such Supplemental Retirement Income Plan effective as of January 1, 1994, as to paragraph 1 thereof and January 1, 1995, as to paragraph 2 thereof

10.40(a)*    -    Third Amendment to the Supplemental Retirement Income Plan
                  effective as of January 1, 1995

10.41(3)     -    UCAR International Inc. Benefits Protection Trust effective as of July 27, 1995

10.41(a)(10) -    First Amendment to such Benefits Protection Trust effective as of July 27, 1995

10.42(7)     -    Second Amendment to such Benefits Protection Trust effective as of January 1, 1996

10.42(a)*    -    Third Amendment to such Benefits Protection Trust effective as of January 1, 1997

10.43(3)     -    UCAR International Inc. 1995 Equity Incentive Plan effective as of August 15, 1995

10.43(a)(6)  -    First Amendment to such Equity Incentive Plan dated
                  July 29, 1996

10.44(3)     -    UCAR International Inc. 1995 Directors' Stock Plan effective as of August 15, 1995

10.45(5)     -    First Amendment to such Directors' Stock Plan effective
                  September 1, 1995

10.45(a)(6)  -    Second Amendment to such Directors' Stock Plan dated
                  July 29, 1996

10.45(b)*    -    Third Amendment to such Directors' Stock Plan effective
                  September 8, 1997

10.45(c)*    -    Fourth Amendment to such Directors' Stock Plan effective
                  April 8, 1997

10.46(5)     -    UCAR International Inc. 1996 Mid-Management Equity Incentive
                  Plan effective as of February 6,
                  1996

10.47(6)     -    Amendment to such Mid-Management Equity Incentive Plan
                  dated July 29,1996

10.48*       -    Form of Waiver  dated as of April 10, 1998 among UCAR
                  International Inc., UCAR Global Enterprises Inc., the other
                  Lenders referred to therein, the Fronting Banks referred to therein and The Chase Manhattan Bank, as Administrative
                  Agent and Collateral Agent.

21.1*        -    List of subsidiaries of UCAR International Inc.

23.1*        -    Consent of KPMG Peat Marwick LLP

24.1*        -    Powers of Attorney (included on signature pages)

27.1*        -    Financial Data Schedule for fiscal 1997 (for Commission use only)

27.2*        -    Restated Financial Data Schedule for fiscal 1996 and 1995
                  (for Commission use only)

---------------
*    Filed herewith.

(1) Incorporated by reference to the Registration Statement of UCAR International Inc. and UCAR Global Enterprises Inc. on Form S-1
     (File No. 33-84850).
(2) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1995.
(3) Incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 33-94698).
(4) Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996.
(5) Incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 333-1090).
(6) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 1996.
(7) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 1996.
(8) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 1997.

(9) Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended September 30, 1997.
(10) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1996.
(11) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 1997.

                                    SIGNATURE

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         UCAR INTERNATIONAL INC.

April 13, 1998                           By:    /S/ FRED C. WOLF
                                              -------------------------------
                                               Fred C. Wolf
                                               Title: VICE PRESIDENT AND
                                                      CHIEF FINANCIAL OFFICER

      Know All Men By These Presents, that each individual whose signature appears below hereby constitutes and appoints William P. Wiemels and Peter B. Mancino, and each of them individually, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any exhibits to this report, (iii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

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

              SIGNATURES                                TITLE                                  DATE
              ----------                                -----                                  ----

                                        Chairman of the Board and Chief                   April 13, 1998
        /s/ Robert D. Kennedy           Executive Officer (Principal
            Robert D. Kennedy           Executive Officer)

                                        Vice President and Chief Financial
                                        Officer (Principal Financial and                  April 13, 1998
        /s/ Fred C. Wolf                Accounting Officer)
            Fred C. Wolf

       /s/ R. Eugene Cartledge          Director                                          April 13, 1998
           R. Eugene Cartledge

       /s/ John R. Hall
           John R. Hall                 Director                                          April 13, 1998


                                 EXHIBIT INDEX


10.40(a)     -    Third Amendment to the UCAR Carbon Company Inc. Supplemental
                  Retirement Income Plan, effective as of January 1, 1995

10.42(a)     -    Third Amendment to such Benefits Protection Trust effective as of January 1, 1997

10.45(b)     -    Third Amendment to such Directors' Stock Plan effective
                  September 8, 1997

10.45(c)     -    Fourth Amendment to such Directors' Stock Plan effective
                  April 8, 1997

10.48        -    Form of Waiver  dated as of April 10, 1998 among UCAR
                  International Inc., Global Enterprises, Inc., the other
                  Lenders referred to therein, the Fronting Banks referred to therein and The Chase Manhattan Bank, as Administrative
                  Agent and Collateral Agent

21.1         -    List of subsidiaries of UCAR International Inc.

23.1         -    Consent of KPMG Peat Marwick LLP

24.1         -    Powers of Attorney (included on signature pages)

27.1         -    Financial Data Schedule for fiscal 1997 (for Commission use only)

27.1         -    Restated Financial Data Schedule for fiscal 1996 and 1995 (for
                  Commission use only)