Form 10-Q
period 1998-03-31
UCAR INTERNATIONAL INC
filed 1998-05-14
CIK 931148

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

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of March 31, 1998, 44,956,725 shares of common stock, par value $.01 per share, were outstanding.

________________________________________________________________________________
________________________________________________________________________________

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:
  ------------------------------

    Consolidated Balance Sheets as of March 31, 1998
      and December 31, 1997........................................     Page 3

    Consolidated Statements of Operations for the Three Months
      ended March 31, 1998 and 1997................................     Page 4

    Consolidated Statements of Cash Flows for the Three Months
      ended March 31, 1998 and 1997................................     Page 5

    Consolidated Statement of Stockholders' Equity (Deficit) for the
      Three Months ended March 31, 1998............................     Page 6

    Notes to Consolidated Financial Statements.....................     Page 7

  Item 2.  Management's Discussion and Analysis of Financial Condition
  --------------------------------------------------------------------
           and Results of Operations...............................     Page 16
           -------------------------


PART II. OTHER INFORMATION:

  Item 1. Legal Proceedings........................................     Page 21
  -------------------------

  Item 6. Exhibits and Reports on Form 8-K.........................     Page 22
  ----------------------------------------


SIGNATURE..........................................................     Page 23


INDEX TO EXHIBITS..................................................     Page E-1

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)

                                                     March 31,      December 31,
                                ASSETS                 1998             1997
                                                       ----             ----
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.......................  $    51          $    58
  Short-term investments..........................       34               20
  Notes and accounts receivable...................      228              242
  Inventories:
     Raw materials and supplies...................       56               50
     Work in process..............................      140              125
     Finished goods...............................       31               31
                                                     ------           ------
                                                        227              206
  Prepaid expenses................................       35               40
                                                     ------           ------
           Total current assets...................      575              566
                                                     ------           ------
Property, plant and equipment.....................    1,287            1,289
Less: accumulated depreciation....................      730              724
                                                     ------           ------
           Net fixed assets.......................      557              565

Other assets......................................       98              102
                                                     ------           ------

           Total assets...........................  $ 1,230          $ 1,233
                                                     ======           ======

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable................................  $    61          $    76
  Short-term debt.................................       80               76
  Payments due within one year on long-term debt..       53               52
  Accrued income and other taxes..................       30               36
  Other accrued liabilities.......................      231              262
                                                     ------           ------
           Total current liabilities..............      455              502
                                                     ------           ------
Long-term debt....................................      623              604
Other long-term obligations.......................      313              313
Deferred income taxes.............................       46               47
Minority stockholders' equity in consolidated
  entities........................................       13               13

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.01, 10,000,000 shares
    authorized, none issued.......................       -                -
  Common stock, par value $.01, 100,000,000 shares
    authorized, 47,359,152 shares issued at
    March 31, 1998, 47,330,570 shares issued at
    December 31, 1997.............................       -                -
  Additional paid-in capital......................      520              520
  Accumulated other comprehensive income (loss)...     (139)            (130)
  Retained earnings (deficit).....................     (509)            (544)
                                                     ------           ------
                                                       (128)            (154)
  Less: cost of common stock held in treasury,
    2,402,427 shares..............................      (92)             (92)
                                                     ------           ------
           Total stockholders' equity (deficit)...     (220)            (246)
                                                     ------           ------
           Total liabilities and stockholders'
             equity (deficit).....................  $ 1,230          $ 1,233
                                                     ======           ======
See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (Unaudited)

                                                                  Three Months
                                                                 Ended March 31,
                                                                 ---------------
                                                                 1998       1997
                                                                 ----       ----

Net sales...................................................  $   244    $   238
Cost of sales...............................................      151        150
                                                               ------     ------

       Gross profit.........................................       93         88
Research and development....................................        2          2
Selling, administrative and other expenses..................       26         23
Other (income) expense (net)................................        4          1
                                                               ------     ------

       Operating profit.....................................       61         62
Interest expense............................................       16         15
                                                               ------     ------

       Income before provision for income taxes.............       45         47
Provision for income taxes..................................       10         12
                                                               ------     ------

       Income of consolidated entities......................       35         35
Less: minority stockholders' share of income................       -          -
Plus: UCAR share of net income from company
  carried at equity.........................................       -           2
                                                               ------     ------

       Net income...........................................  $    35    $    37
                                                               ======     ======

BASIC EARNINGS PER COMMON SHARE:
    Basic net income per share.............................   $  0.77    $  0.79

    Weighted average common shares outstanding
     (in thousands)........................................    44,940     46,736
                                                               ======     ======

DILUTED EARNINGS PER COMMON SHARE:
    Diluted net income per share...........................   $  0.74    $  0.76

    Weighted average common shares outstanding
     (in thousands)...........................                 46,670     48,788
                                                               ======     ======

See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)
                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                 1998     1997
                                                                 ----     ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income .................................................  $  35    $  37
  Non-cash charges to net income:
    Depreciation and amortization.............................     14       11
    Deferred income taxes.....................................      1        5
    Other non-cash charges....................................      7        1
  Working capital*............................................    (65)     (49)
  Long-term assets and liabilities............................      3        3
                                                                 ----     ----
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.....     (5)       8
                                                                 ----     ----
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures........................................    (13)     (11)
  Purchase of subsidiaries, net of cash acquired..............      -      (55)
  Purchases of short-term investments.........................    (19)       -
  Maturity of short-term investments..........................      4        -
  Redemption/sale of assets...................................      -        4
                                                                 ----     ----
      NET CASH (USED IN) INVESTING ACTIVITIES.................    (28)     (62)
                                                                 ----     ----
CASH FLOW FROM FINANCING ACTIVITIES:
  Short-term debt borrowings..................................     19       26
  Short-term debt reductions..................................    (14)     (15)
  Long-term debt borrowings...................................     45       49
  Long-term debt reductions...................................    (24)     (26)
  Sale of common stock........................................      -        3
  Financing costs.............................................      -       (2)
  Tax benefit arising from exercise of employee stock options       -        1
                                                                 ----     ----
      NET CASH PROVIDED BY FINANCING ACTIVITIES...............     26       36
                                                                 ----     ----
Net (decrease) in cash and cash equivalents...................     (7)     (18)
Cash and cash equivalents at beginning of period..............     58       95
                                                                 ----     ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................  $  51    $  77
                                                                 ====     ====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Net cash paid during the periods for:
    Interest expense..........................................  $  20    $  21
    Income taxes..............................................     13       12
*Net change in working capital by component (excluding
  cash and cash equivalents, short-term investments,
  deferred income taxes and short-term debt, and net
  of effects of purchases of subsidiaries):
  (Increase) decrease in current assets:
     Notes and accounts receivable:
        Impact of accelerated collection from the sale of
          receivables.........................................  $  (1)   $   5
        Other changes.........................................      7       -
     Inventories..............................................    (25)      (5)
     Prepaid expenses.........................................      1       (4)
  Decrease in payables and accruals...........................    (47)     (45)
                                                                 ----     ----
      WORKING CAPITAL.........................................  $ (65)   $ (49)
                                                                 ====     ====

See accompanying Notes to Consolidated Financial Statements.

                                                          PART I (CONT.)


                                             UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                                            (UNAUDITED)


                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                       (Dollars in millions)
                                                            (Unaudited)
                                                                   Accumulated
                                                                      Other
                                                      Additional  Comprehensive  Retained                   Total
                                            Common      Paid-in      Income      Earnings   Treasury    Stockholders'
                                             Stock      Capital      (Loss)      (Deficit)    Stock   Equity (Deficit)
                                             -----      -------      ------      ---------    -----   ----------------

BALANCE AT DECEMBER 31, 1997..............  $  -        $ 520       $ (130)      $ (544)     $ (92)       $ (246)

Net income................................     -           -            -            35         -             35
Other comprehensive income (loss):
  Foreign currency translation adjustment.     -           -            (9)          -          -             (9)
                                               -           -                         -          -
Comprehensive income......................     -           -            -            -          -             26
                                             ----        ----        -----        -----       ----         -----

BALANCE AT MARCH 31, 1998.................  $  -        $ 520       $ (139)      $ (509)     $ (92)       $ (220)
                                             ====        ====        =====        =====       ====         =====

See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)


(1)    INTERIM FINANCIAL PRESENTATION

       The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission (the "Commission") and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 1998.

       As used in these Notes, references to "UCAR" mean UCAR International Inc., to "Global" mean UCAR Global Enterprises Inc., a direct, wholly owned subsidiary of UCAR, and to the "Company" mean UCAR and its subsidiaries (including Global), collectively. Separate financial statements of Global are not presented because they would not be material to holders of senior subordinated notes.

       Foreign Currency Translation

       Effective January 1, 1997, because of significant increases in the rate of inflation in Mexico, the Company changed its functional currency in Mexico to the U.S. dollar. Accordingly, translation gains and losses are included in the Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997, respectively.

       Effective January 1, 1998, Brazil is no longer considered to be a highly inflationary economy. Accordingly, unrealized gains and losses resulting from translating assets and liabilities of the Brazilian operations into U.S. dollars are accumulated in an equity account in the balance sheet until such time as the Brazilian operations are sold or substantially or completed liquidated.

       Comprehensive Income

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has adopted SFAS 130 in the three months ended March 31, 1998 and earlier periods have been restated to conform with SFAS 130. Comprehensive income of the Company consists of net income and foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 1998 and 1997 was $26 million and $33 million, respectively. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
       Acquisitions

       On November 10, 1996, the Company purchased 90% of the equity of UCAR Grafit OAO ("UCAR Grafit"), which operated a graphite electrode business in Vyazma, Russia, through a tender offer to its major shareholders, which included its directors and employees. The aggregate investment was $50 million. Thereafter, the Company increased its ownership to 96% (at December 31, 1997) of such equity for an additional investment of $7 million.

       On January 2, 1997, the Company acquired 70% of the outstanding shares of Carbone Savoie, a wholly owned subsidiary of Pechiney S.A., for a purchase price of $33 million. Carbone Savoie is the leading manufacturer of carbon cathode blocks, which are consumed in the production of aluminum.

       On February 1, 1997, the Company, through its newly formed 70%-owned subsidiary, UCAR Elektroden GmbH ("UCAR Elektroden"), purchased the graphite electrode business of Elektrokohle Lichtenberg AG ("EKL") in Berlin, Germany. The 30% minority interest in UCAR Elektroden is held by a private German company. UCAR Elektroden and UCAR Grafit work in tandem, with UCAR Elektroden manufacturing newly formed green electrodes and UCAR Grafit baking, pitch impregnating, rebaking and graphitizing those electrodes. The aggregate purchase price paid by UCAR Electroden for EKL was $15 million.

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

       The following is a summary of the consolidated assets and liabilities of Global and its subsidiaries and their consolidated results of operations:

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                                                   March 31,       December 31,
                                                     1998              1997
                                                     ----              ----
                                                      (Dollars in millions)
       Assets:
            Current assets......................  $   575           $   566
            Non-current assets..................      655               667
                                                   ------            ------

                Total assets....................  $ 1,230           $ 1,233
                                                   ======            ======
       Liabilities:
            Current liabilities.................  $   455           $   502
            Non-current liabilities.............      982               964
                                                   ------            ------

                Total liabilities...............  $ 1,437           $ 1,466
                                                   ======            ======

       Minority stockholders' equity in
         consolidated entities..................  $    13           $    13
                                                   ======            ======


                                                          Three Months
                                                         Ended March 31,
                                                     1998              1997
                                                     ----              ----
                                                      (Dollars in millions)
       Net sales................................  $   244           $  238
       Gross profit.............................  $    93           $   88
       Net income ..............................  $    35           $   37


(3)    AMENDMENTS TO CREDIT FACILITIES

       The Company's senior bank credit facilities (the "Senior Bank Facilities") and the indenture (the "Subordinated Note Indenture") relating to the Company's senior subordinated notes (the "Subordinated Notes") contain a number of significant financial and restrictive covenants and other provisions which have been impacted as a result of the charge of $340 million ($310 million after tax) against results of operations for 1997 for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. In April 1998, the Company obtained a limited waiver of certain covenants of the Senior Bank Facilities and, in connection therewith, borrowed $35 million under the revolving credit facility on April 13, 1998. From January 1, 1998 through April 12, 1998, the Company increased its net borrowings under the revolving credit facility by $26 million. As of April 13, 1998, after giving effect to outstanding letters of credit and the $35 million borrowed under the revolving credit facility on that date, $76 million was available for borrowing under the revolving credit facility. In order to make additional borrowings thereunder, the Company would need to, among other things, make certain representations,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

       including representations as to the absence of material adverse changes in the business, financial condition or results of operations of the Company and the absence of material legal proceedings. In light of the antitrust investigations and related lawsuits and claims, no assurance can be given that the Company will be able to make those representations or make additional borrowings thereunder. In addition, even if the Company is able to make additional borrowings thereunder, such ability may be limited by certain covenants contained in the Subordinated Note Indenture. Under the Subordinated Note Indenture, subject to certain exceptions, the Company may not incur additional indebtedness if its consolidated coverage ratio (as defined) is less than certain specified
       ratios.   As  a  result  of  the  $340  million  charge,   the  Company's
       consolidated coverage ratio (as defined) is less than those specified ratios. As a result, under the Subordinated Note Indenture, the Company cannot incur additional indebtedness except under the exceptions referred to above. The waiver does not restrict the lenders under the Senior Bank Facilities from declaring that there has been a breach, after giving effect to the $340 million charge, of material adverse change representations made in the past.

       Any or a combination of these and other circumstances described in UCAR's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report") could result in the occurrence of an event of default under the Senior Bank Facilities. The occurrence of an event of default, which is not waived, would permit the lenders under the Senior Bank Facilities to, among other things, accelerate all indebtedness outstanding thereunder by declaring all amounts borrowed thereunder to be immediately due and payable, together with accrued and unpaid interest. In addition, the lenders could foreclose upon collateral pledged to secure repayment of such indebtedness and the commitments of the lenders to make further extensions of credit under the Senior Bank Facilities would be terminated. Under the cross-acceleration provisions of the Subordinated Note Indenture, the holders of Subordinated Notes would thereupon likewise be able to accelerate all indebtedness outstanding under the Subordinated Notes.

(4)    STOCK REPURCHASE PROGRAM

       In 1997, UCAR repurchased 2,402,427 shares of common stock for an aggregate of $92 million of common stock under its stock repurchase program. There were no repurchases of shares of common stock in the 1998 first quarter.

(5)    EARNINGS PER SHARE

       Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, adopted in 1997, using the following data:

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)


                                                              Three Months
                                                            Ended March 31,
                                                            ---------------
                                                           1998          1997
                                                           ----          ----
       Weighted average common shares outstanding
         for basic calculation........................  44,939,545    46,736,178
       Add:  Effect of stock options..................   1,730,726     2,051,582
                                                        ----------    ----------
       Weighted average common shares outstanding,
          adjusted for diluted calculation............  46,670,271    48,787,760
                                                        ==========    ==========

       The calculation of weighted average common shares outstanding for the diluted calculation excludes the consideration of stock options for 774,240 and 762,117 shares in each of the three months ended March 31, 1998 and 1997, respectively, because the exercise of these options would not have been dilutive for either period.

(6)    CONTINGENCIES

       Antitrust Proceedings

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

       and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. The DOJ further announced that SDC has agreed to plead guilty, pay a fine of $29 million and cooperate in its investigation and that other cases were likely to be filed.

       On April 24, 1998, pursuant to an agreement with the DOJ, UCAR pled guilty in the District Court to a one-count charge of violating federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. The Company will be required to make annual payments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, respectively, commencing July 23, 1998. Under the agreement approved by the District Court, the Company will not be subject to prosecution by the DOJ with respect to any other antitrust violations occurring prior to April 24, 1998. The fine is within the amounts used by the Company for purposes of determining the $340 million charge described below. The plea makes it more difficult to defend against civil antitrust lawsuits.

       The Company has become aware that the Canadian Competition Bureau has commenced a criminal investigation as to whether there has been any violation of the Canadian Competition Act (the "Canadian Act") by producers of graphite electrodes. Under Section 45 of the Canadian Act, the maximum fine is Can$10 million. It is possible that Section 46 of the Canadian Act may be implicated in the investigation. Under Section 46, the amount of the fine is discretionary, and there is no maximum. The Company, through its counsel, is cooperating with the DOJ, the EU authorities and the Canadian Competition Bureau in their continuing investigations. It is possible that antitrust investigations could be initiated by authorities in other jurisdictions.

       On June 17, 1997, UCAR was served with a complaint commencing a putative class action lawsuit in the United States District Court for the Western District of Pennsylvania. Subsequently, the Company was served with four additional complaints commencing similar lawsuits in the District Court. UCAR, SGL Carbon Corporation ("SGL Carbon"), a U.S. subsidiary of SGL Carbon AG ("SGL"), a German corporation, and C/G, are named as defendants in each complaint. SGL is also named as a defendant in each of the four subsequently served complaints. In each complaint, the plaintiffs alleged that the defendants violated federal antitrust laws. Each complaint sought, among other things, an award of treble damages resulting from such alleged violations. On August 5, 1997, the four complaints filed in the District Court were consolidated into a single complaint in the District Court entitled IN RE: GRAPHITE ELECTRODES ANTITRUST LITIGATION. In the consolidated litigation, the proposed class consists of all persons who purchased graphite electrodes in the United States directly from the defendants during the period from January 1, 1992 through August 15, 1997. On August 21, 1997, the first served complaint was withdrawn without prejudice to refile. UCAR filed a motion to dismiss the consolidated complaint, which was denied in November 1997 with leave to renew such motion after discovery is completed. In December 1997, UCAR filed an answer to the complaint denying liability to the plaintiffs. Discovery and depositions relating to class certification have begun. The District Court, however, has ordered a stay of

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

       non-class depositions and certain other discovery until July 1998. Accordingly, the consolidated lawsuit is still in its early stages. UCAR intends to vigorously defend against the consolidated lawsuit. UCAR may at any time, however, settle the lawsuit and any related possible unasserted claims. UCAR has had discussions in this regard with plaintiffs' counsel, with those members of the proposed class who have indicated that they intend to opt out of any class which is certified, as well as with other potential plaintiffs.

       On each of March 30, 1998 and April 3, 1998, UCAR was served with complaints commencing civil lawsuits in the District Court. UCAR, C/G, SGL Carbon, SGL and SDC are named as defendants in each complaint. Additionally, Showa Denko K.K., UCAR Global Enterprises Inc., UCAR Carbon Company Inc., Union Carbide and Mitsubishi are named as defendants in the complaint served on April 13, 1998. On April 17, 1998, Republic Engineered Steels, Inc. filed a complaint commencing a civil lawsuit in the United States District Court for the Northern District of Ohio. UCAR, SDC, Showa Denko K.K., C/G, SGL Carbon and SGL are named as defendants. In each complaint, the plaintiffs allege that the defendants violated federal antitrust laws. Additionally, in the complaint served on April 3, 1998, the plaintiffs allege that Union Carbide and Mitsubishi violated applicable state fraudulent transfer laws. Each complaint seeks, among other things, an award of treble damages resulting from such alleged antitrust violations. The complaint served on April 3, 1998 also seeks to have payments made by UCAR to Union Carbide and Mitsubishi in connection with the recapitalization declared to be fraudulent conveyances and returned to UCAR for purposes of enabling UCAR to satisfy any judgments resulting from such alleged antitrust violations. The Company has not responded to any of these lawsuits and intends to vigorously defend against these lawsuits. These lawsuits are in their earliest stages. The Company may at any time, however, settle such lawsuits and any related possible unasserted claims. The Company has had discussions in this regard with certain of the plaintiffs and their counsel.

       The Company anticipates that additional antitrust lawsuits seeking, among other things, to recover damages, could be commenced against the Company in the United States and in other jurisdictions.

       Shareholder Derivative Lawsuit

       On March 4, 1998, UCAR was served with a complaint commencing a shareholder derivative lawsuit in the Connecticut Superior Court (Judicial District of Danbury). Certain current and former directors and officers are named as defendants. UCAR is named as a nominal defendant. The complaint alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by the Company and its employees with antitrust laws. The complaint also alleges that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws. The complaint seeks recovery for UCAR of damages to UCAR resulting from such alleged breaches

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)


       and sales. The complaint does not contain specific allegations of the factual basis underlying such allegations and appears to be based on the existence of the previously announced grand jury investigation, the related consolidated civil lawsuit and the Company's public announcements and filings with the Commission. This lawsuit is in its earliest stages. UCAR has not yet responded to the complaint. No evaluation of potential liability has yet been made with respect to this lawsuit.

       Securities Class Action Lawsuit

       On each of April 1, 1998 and April 16, 1998, a complaint commencing a securities class action lawsuit was filed in the United States District Court for the District of Connecticut. UCAR and certain current and former officers and directors are named as defendants. The proposed class consists of all persons who purchased UCAR common stock during the period from August 15, 1995 through March 13, 1998, in the case of the first commenced lawsuit, or March 31, 1998, in the case of the second commenced lawsuit. Each complaint alleges that during such period the defendants violated securities laws in connection with purchases and sales of common stock by failing to disclose alleged violations of antitrust laws. The complaint seeks, among other things, to recover damages resulting from such alleged violations. UCAR has not yet responded to either complaint. These lawsuits are in their earliest stages. No evaluation of potential liability has yet been made with respect to these lawsuits.

       Other

       The Company is involved in various other legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these other proceedings, the Company believes that the ultimate disposition of such other proceedings will not have a material adverse effect on the Company.

       Earnings Charge

       The Company recorded a charge of $340 million ($310 million after tax) against results of operations for 1997 for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Actual liabilities and expenses could be materially higher or lower than such amount. In addition, due to the fact such lawsuits are in their earliest stages and no evaluation of liability can yet be made, no amounts have been accrued with respect to the shareholder derivative and securities class action lawsuits.

                             UCAR INTERNATIONAL INC.


               INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include statements about such matters as electric arc furnace ("EAF") steel production, prices, sales and demand for graphite electrodes and other products, future operational and financial performance of pre-existing and acquired businesses, legal fees and related costs, consulting fees and related projects, costs, margins and earnings growth. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the Securities and Exchange Commission (the "Commission"), the Company has no duty to update such statements. Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors. Such factors include the possibility that announced additions to EAF steel production capacity may not occur or that increased EAF steel production may not result in increased demand or prices for graphite electrodes, the occurrence of unanticipated events or circumstances relating to investigations by antitrust authorities or related antitrust class action, shareholder derivative or securities class action lawsuits, the assertion of other claims relating to such investigations or lawsuits or the subject matter thereof, the occurrence of unanticipated events or circumstances relating to acquired businesses, the occurrence of unanticipated events or circumstances relating to global integration and other projects, changes in currency exchange rates, changes in economic and competitive conditions, technological developments, and other risks and uncertainties, including those set forth herein and in UCAR's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report").

This Quarterly Report on Form 10-Q contains descriptions of developments in various matters described in the Annual Report. These matters include antitrust investigations and related lawsuits and claims, a charge of $340 million against results of operations for 1997 for potential liabilities and expenses associated therewith, shareholder derivative and securities class action lawsuits, a plea agreement with the Antitrust Division of the U.S. Department of Justice (the "DOJ"), and a waiver of breaches, if any, of certain covenants under and amendments to the Company's senior bank credit facilities (the "Senior Bank Facilities") and future financing requirements and cash management plans as well as actual and potential impacts of such matters. Reference is made to the Annual Report for a description of these matters and impacts and certain risks and uncertainties associated therewith. Neither the statements contained in this Quarterly Report on Form 10-Q nor any charge taken by the Company relating to any legal proceedings shall be deemed to constitute an admission as to any wrongdoing or liability in connection with the subject matter of such proceedings.

                             UCAR INTERNATIONAL INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In 1995, the Company consummated a leveraged recapitalization (the "Recapitalization"), an initial public offering of common stock (the "Initial Offering") and a redemption (the "Redemption") of a portion of the senior subordinated notes (the "Subordinated Notes") issued in connection with the Recapitalization.

In November 1996, the Company acquired 90% of the equity of UCAR Grafit in Vyazma, Russia. Thereafter, the Company increased its ownership to 96% of such equity. In 1997, the Company acquired 70% of the equity of Carbone Savoie in Notre Dame and Venniseux, France and, through a newly formed 70% owned subsidiary, UCAR Elektroden, acquired the graphite electrode business of Elektrokohle Lichtenberg AG ("EKL") in Berlin, Germany. The Company also acquired the outstanding shares of EMSA in South Africa, held by the Company's former 50% joint venture partner in EMSA. The acquisitions of UCAR Grafit, Carbone Savoie, EMSA and the graphite electrode business of EKL (collectively, the "Acquired Companies") were accounted for as purchases. The Company has no plans to make any further material acquisitions in the near term.

The Company is a global company and serves every geographic market worldwide. Accordingly, it is always impacted in varying degrees, both positively and negatively, as country or regional market conditions fluctuate. In 1997, Western Europe began to recover from the economic downturn that commenced in 1996. In addition, an economic downturn in the Asia Pacific region began in 1997 which is still continuing.

The Company recorded a charge of $340 million ($310 million after tax) against results of operations for 1997 for potential liabilities and expenses in connection with antitrust investigations and related civil class action and other lawsuits and claims. Actual liabilities and expenses could be materially higher or lower than such amount. In April 1998, pursuant to an agreement with the DOJ, UCAR pled guilty to a one-count charge of violating antitrust laws in the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, respectively, commencing July 23, 1998. Under the agreement, UCAR will not be subject to prosecution by the DOJ with respect to any other antitrust violations occurring prior to April 24, 1998, the date on which the agreement received court approval. UCAR has also been named as a defendant in a shareholder derivative lawsuit and two securities class action lawsuits, each of which is based, in part, on the subject matter of such antitrust investigations. Due to the fact that such lawsuits are in their earliest stages and no evaluation of liability can yet be made, no amounts have been accrued with respect to shareholder derivative and securities class action lawsuits. In addition, the Company obtained a limited waiver of breaches, if any, of certain covenants under the Senior Bank Facilities (the "Waiver"). In connection therewith, the Company borrowed an additional $35 million under the revolving credit facility and

                             UCAR INTERNATIONAL INC.


agreed to grant a security interest in substantially all of its assets to the lenders under the Senior Bank Facilities.

RESULTS OF OPERATIONS

Three Months Ended March 31,1998 As Compared To Three Months Ended March 31,1997

Net sales of $244 million in the 1998 first quarter represented a 3% increase over net sales of $238 million in the 1997 first quarter. The increase in net sales was primarily attributable to the acquired graphite electrode businesses in South Africa, Russia and Germany, which added net sales of $24 million in the 1998 first quarter as compared to $2 million in the 1997 first quarter.

Net sales of graphite electrodes increased 3% to $167 million in the 1998 first quarter from $162 million in the 1997 first quarter. The increase in net sales of graphite electrodes was attributable to an increase of 3,600 metric tons, or 7%, in the volume of graphite electrodes sold to 52,600 metric tons in the 1998 first quarter from 49,000 metric tons in the 1997 first quarter. The acquired graphite electrode businesses had $24 million of net sales on volume of approximately 8,600 metric tons of graphite electrodes sold. Net sales of graphite electrodes in the 1998 first quarter, excluding the acquired graphite electrode businesses, declined $17 million, or 11%, from the 1997 first quarter. Excluding the acquired graphite electrode businesses, the volume of graphite electrodes sold decreased by 9% to 44,000 metric tons. The continuing economic turmoil in the Asia Pacific region, which is affecting steelmakers in that region as well as in Eastern Europe, resulted in a lower volume of graphite electrodes sold to those regions. Although North America also experienced lower volumes of graphite electrodes sold in the 1998 first quarter as compared to the 1997 first quarter, this decline was measured against higher-than-normal volume in the 1997 first quarter, mainly due to customer buy-ins in advance of announced price increases, which became effective in the 1997 first quarter. The lower volumes in the Asia Pacific region, Eastern Europe and North America were partially offset by higher volume in Western Europe as this region continues its economic recovery. The Company currently expects its volume of graphite electrodes sold for all of 1998 to rebound to approximately year-ago levels.

The average selling price per metric ton (in U.S. dollars and net of changes in currency exchange rates) for the Company's graphite electrodes was $3,058 in the 1998 first quarter as compared to $3,186 in the 1997 first quarter. This average selling price per metric ton of the Company's graphite electrodes was lower in the 1998 first quarter than in the 1997 first quarter primarily as a result of the continued strengthening of the U.S. dollar as compared to other currencies, particularly Western European currencies, and the impact of the Acquired Companies. The strengthening of the U.S. dollar resulted in lower U.S. dollar equivalent sales of graphite electrodes of approximately $6 million which was partially offset by price increases on graphite electrodes in certain countries in Western Europe that added $4 million to net sales. The acquired graphite electrode businesses currently have average selling prices below the companywide average of the Company's pre-existing graphite electrode businesses primarily because their product mix consists of lower grade graphite electrodes which sell at lower prices.

                             UCAR INTERNATIONAL INC.

Net sales of aluminum industry products remained steady at $22 million in each of the 1998 first quarter and the 1997 first quarter. Net sales of carbon electrodes, carbon and graphite specialties and GRAFOIL(R) flexible graphite were $55 million in the 1998 first quarter as compared to $54 million in the 1997 first quarter.

Cost of sales remained steady at $151 million in the 1998 first quarter as compared to $150 million in the 1997 first quarter, notwithstanding the increase in the volume of graphite electrodes sold and the impact of the Acquired Companies which have had, and continue to have, margins below the companywide average of the Company's pre-existing businesses. This stability was due primarily to the Company's ongoing efforts to improve operating efficiencies and reduce costs of both the Acquired Companies and its pre-existing businesses as well as an increase in capacity utilization, partially offset by increases in the cost of raw materials.

As a result of the changes described above, the Company's gross profit margin increased to 38.1% in the 1998 first quarter from 37.0% in the 1997 first quarter. Excluding the acquired graphite electrode businesses, gross profit margins would have been 39.7% for the 1998 first quarter.

Selling, administrative and other expenses increased to $26 million in the 1998 first quarter from $23 million in the 1997 first quarter primarily due to the impact of the acquired graphite electrode businesses.

Other (income) expense (net) was $4 million of expense in the 1998 first quarter as compared to $1 million of expense in the 1997 first quarter. This change was primarily due to $2 million of consulting fees associated with projects that the Company is undertaking to further improve operating efficiency, integrate worldwide operations and generate earnings growth. The Company anticipates that consulting fees will continue to be approximately $2 million through each quarter of 1998.

Operating profit in the 1998 first quarter was $61 million, or 25.2% of net sales, as compared to $62 million, or 26.1% of net sales, in the 1997 first quarter. Excluding the acquired graphite electrode businesses, the operating profit margin would have been 26.7% for the 1998 first quarter, an improvement of 60 basis points.

Interest expense was $16 million in the 1998 first quarter as compared to $15 million in the 1997 first quarter. The average outstanding total debt balance in the 1998 first quarter was $747 million as compared to $653 million in the 1997 first quarter, and outstanding total debt was $24 million higher at March 31, 1998 than at December 31, 1997. The average annual interest rate in the 1998 first quarter was 8.53% as compared to 9.01% in the 1997 first quarter. The decline in the average annual interest rate was primarily attributable to decreases in interest rates resulting from the amendment of the Senior Bank Facilities in March 1997. The Company believes that interest rates under the Senior Bank Facilities will be higher in 1998 than they otherwise would have been as a result of amendments thereto made in connection with the Waiver.

Income taxes were $2 million lower in the 1998 first quarter as compared to the 1997 first quarter. The effective tax rate for the 1998 first quarter was 22 percent as compared to 26 percent in the 1997 first

                             UCAR INTERNATIONAL INC.


quarter. The lower rate, when compared to the U.S. Federal Statutory Rate, was primarily due to the Company's tax exemption in Brazil and certain one-time foreign tax benefits and incentives of approximately $4 million and $3 million in 1998 and 1997, respectively.

Primarily as a result of the changes described above, net income for the 1998 first quarter was $35 million, a decrease of 5% from net income of $37 million in the 1997 first quarter. The Acquired Companies accounted for an incremental net loss of $691,000 in the 1998 first quarter primarily due to the loss of $2.5 million for UCAR Grafit. The Company expects that increased revenues resulting from new marketing efforts and ongoing cost improvements will begin to be reflected in positive operating profits for UCAR Grafit in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted principally of invested capital, cash flow from operations and debt financing. The Company's uses of those funds (other than for operations) have consisted principally of debt reduction (including the Redemption with proceeds from the Initial Offering), capital expenditures, distributions to stockholders (including repurchases of common equity), acquisition of controlling interests in new companies or businesses and acquisition of minority stockholders' shares of consolidated subsidiaries. Since the Recapitalization, acquisitions and repurchases under UCAR's stock repurchase program have been financed from existing cash balances, cash flow from operations, short-term borrowings and borrowings under the Company's revolving credit facility.

Debt Financing

The Company is highly leveraged. The Company's indebtedness is expected to increase and its liquidity is expected to decrease in connection with, among other matters, liabilities and expenses arising out of antitrust investigations and related lawsuits and claims. At March 31, 1998, the Company had total debt of $756 million and a stockholders' deficit of $220 million as compared to total debt of $732 million and a stockholders' deficit of $246 million at December 31, 1997. At March 31, 1998, cash, cash equivalents and short-term investments were $85 million as compared to $78 million at December 31, 1997.

In April 1998, the Company obtained the Waiver and, in connection therewith, borrowed $35 million under the revolving credit facility. The Company believes that the $35 million, together with cash flow from operations (after deducting cash used for capital expenditures) will enable it to meet its debt service, trade and other obligations when due in the ordinary course of business during the second and third quarters of 1998, including the $20 million payment due to the DOJ in July 1998 and other current obligations in connection with antitrust investigations and related lawsuits and claims. There can be no assurance, however, that such will be the case or that the Company will be able to borrow additional funds under the revolving credit facility or otherwise if necessary to meet those or other obligations. In addition, although no assurance can be given that such would be the case and subject to the risks and uncertainties described in the Annual Report, the Company believes, based on its expected cash flow

                             UCAR INTERNATIONAL INC.

from operations and taking into account its efforts to maximize funds available to meet its obligations and other plans and opportunities described in the Annual Report, it will be able to restructure its capitalization and manage its working capital and cash flow to permit it to meet its other obligations as they become due.

Inventory Levels, Working Capital and Other Long-Term Obligations

During the 1998 first quarter, working capital increased by $56 million. Notes and accounts receivable decreased $14 million mainly due to reduced net sales from the 1997 fourth quarter and foreign currency translation adjustments resulting from the continued strengthening of the U.S. dollar as compared to other currencies. Accounts payable, accrued income taxes and other accrued liabilities decreased by $52 million primarily as a result of decreases in tax liabilities, accrued liabilities and accounts payable as well as foreign currency translation adjustments. Short-term debt increased by $4 million. This increase was the result of increased short-term borrowings by certain foreign subsidiaries to meet local cash needs. Inventory levels increased by $21 million. Inventory levels at any specified date are affected by increases in inventories of raw materials to meet anticipated increases in sales of finished products, customer buy-ins and other factors affecting net sales from quarter to quarter. Cash, cash equivalents and short-term investments were $7 million higher at March 31, 1998 than at December 31, 1997.

Capital Expenditures

Capital expenditures aggregated $13 million in the 1998 first quarter as compared to $11 million in the 1997 first quarter. The Company expects capital expenditures in 1998 to total approximately $55 million, most of which are expected to be made to maintain existing facilities and equipment.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.


ITEM 1.   LEGAL PROCEEDINGS

Antitrust Proceedings

On April 24, 1998, pursuant to an agreement with the DOJ, UCAR pled guilty in the United States District Court for the Eastern District of Pennsylvania (the "District Court") to a one-count charge of violating federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. The Company will be required to make annual payments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, respectively, commencing July 23, 1998. Under the agreement approved by the District Court, the Company will not be subject to prosecution by the DOJ with respect to any other antitrust violations occurring prior to April 24, 1998. The plea makes it more difficult to defend against civil antitrust lawsuits.

On April 17, 1998, Republic Engineered Steels, Inc. filed a complaint commencing a civil lawsuit in the United States District Court for the Northern District of Ohio. Showa Denko Carbon, Inc., Showa Denko K.K., The Carbide/Graphite Group, Inc., SGL Carbon AG, SGL Carbon Corporation and UCAR are named as defendants. The allegations made and remedies sought in the complaint are similar to those in the civil antitrust lawsuits described in the Annual Report. This lawsuit is in its earliest stages. UCAR has not yet responded to the complaint and intends to vigorously defend against this lawsuit. The Company may at any time, however, settle this lawsuit and any possible unasserted claims.

Securities Class Action Lawsuit

On April 16, 1998, a complaint commencing a securities class action lawsuit was filed in the United States District Court for the District of Connecticut. UCAR, Robert P. Krass, former Chairman of the Board, President and Chief Executive Officer, Robert J. Hart, former Senior Vice President and Chief Operating Officer, William P. Wiemels, Vice President and Chief Operating Officer, Peter
B. Mancino, General Counsel, Vice President and Secretary, and Fred C. Wolf, Vice President and Chief Financial Officer, are named as defendants. The plaintiff named in the complaint is Alan Broadwin. The proposed class consists of all persons who purchased common stock during the period from August 15, 1995 through March 31, 1998. The allegations made and remedies sought in the complaint are similar to those in the securities class action lawsuit described in the Annual Report. UCAR has not yet responded to this complaint. This lawsuit is in its earliest stages. No evaluation of potential liability has yet been made with respect to this lawsuit.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

     EXHIBIT
     NUMBER                 DESCRIPTION OF EXHIBIT
     ------                 ----------------------

     10.49    Plea Agreement executed April 7, 1998

     27.1 Financial Data Schedule for the First Quarter of 1998 (for Commission use only)

     27.2 Restated Financial Data Schedule for the First Quarter of 1997 (for Commission use only)


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



                                             UCAR INTERNATIONAL INC.


Date:  May 14, 1998                          By:   /s/ Fred C. Wolf
                                                   ----------------
                                                   Fred C. Wolf
                                                   Vice President and Chief
                                                   Financial Officer
                                                   (Principal Financial Officer)

                             UCAR INTERNATIONAL INC.


                                INDEX TO EXHIBITS


EXHIBIT NO.              DESCRIPTION

  10.49     Plea Agreement executed April 7, 1998

  27.1      Financial   Data  Schedule  for  the  First  Quarter  of  1998  (for
            Commission use only)

  27.2 Restated Financial Data Schedule for the First Quarter of 1997 (for Commission use only)
                                                                             E-1