Form 10-Q
period 1998-06-30
UCAR INTERNATIONAL INC
filed 1998-08-14
CIK 931148

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

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998

                                       OR

[   ]   TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from ....................
        to ...................

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 1998, 44,974,425 shares of common stock, par value $.01 per share, were outstanding.

________________________________________________________________________________
________________________________________________________________________________

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION:

  Item 1.   Financial Statements:
  -------------------------------

    Consolidated Balance Sheets as of June 30, 1998
      and December 31, 1997.........................................    Page 3

    Consolidated  Statements of Operations  for the Three Months
      ended June 30, 1998 and 1997 and for the Six Months ended
      June 30, 1998 and 1997........................................    Page 4

    Consolidated Statements of Cash Flows for the Six Months
      ended June 30, 1998 and 1997..................................    Page 5

    Consolidated Statement of Stockholders' Equity (Deficit) for the
      Six Months ended June 30, 1998................................    Page 6

    Notes to Consolidated Financial Statements......................    Page 7


  Item 2.   Management's Discussion and Analysis of Financial Condition
  ---------------------------------------------------------------------
            and Results of Operations...............................    Page 14
            -------------------------


PART II.     OTHER INFORMATION:

  Item 1.   Legal Proceedings.......................................    Page 22
  ---------------------------

  Item 4.   Submission of Matters to a Vote of Security Holders.....    Page 26
  -------------------------------------------------------------

  Item 6.   Exhibits and Reports on Form 8-K........................    Page 27
  -------------------------------------------


SIGNATURE...........................................................    Page 28


INDEX TO EXHIBITS...................................................    Page E-1

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)

                                                      June 30,      December 31,
                     ASSETS                             1998            1997
                                                        ----            ----
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents........................  $    70         $    58
  Short-term investments...........................       35              20
  Notes and accounts receivable....................      235             242
  Inventories:
     Raw materials and supplies....................       57              50
     Work in process...............................      151             125
     Finished goods................................       42              31
                                                      ------          ------
                                                         250             206
  Prepaid expenses.................................       33              40
                                                      ------          ------
           Total current assets....................      623             566
                                                      ------          ------
Property, plant and equipment......................    1,286           1,289
Less: accumulated depreciation.....................      727             724
                                                      ------          ------
           Net fixed assets........................      559             565
Other assets.......................................       91             102
                                                      ------          ------

           Total assets............................  $ 1,273         $ 1,233
                                                      ======          ======

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable.................................  $    65         $    76
  Short-term debt..................................       45              76
  Payments due within one year on long-term debt...       57              52
  Accrued income and other taxes...................       31              36
  Other accrued liabilities........................      226             262
                                                      ------          ------
           Total current liabilities...............      424             502
                                                      ------          ------
Long-term debt.....................................      675             604
Other long-term obligations........................      310             313
Deferred income taxes..............................       46              47
Minority stockholders' equity in consolidated
  entities.........................................       14              13

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.01, 10,000,000 shares
    authorized, none issued........................       -               -
  Common stock, par value $.01, 100,000,000 shares
    authorized, 47,376,852 shares issued at
    June 30, 1998, 47,330,570 shares issued at
    December 31, 1997..............................       -               -
  Additional paid-in capital.......................      521             520
  Accumulated other comprehensive income(loss).....     (147)           (130)
  Retained earnings (deficit)......................     (478)           (544)
                                                      ------          ------
                                                        (104)           (154)
  Less: cost of common stock held in treasury,
    2,402,427 shares...............................      (92)            (92)
                                                      ------          ------
           Total stockholders' equity (deficit)....     (196)           (246)
                                                      ------          ------
           Total liabilities and stockholders'
             equity (deficit)......................  $ 1,273         $ 1,233
                                                      ======          ======

See accompanying Notes to Consolidated Financial Statements.


                                                           PART I (Cont.)


                                              UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Dollars in millions, except per share data)
                                                             (Unaudited)

                                                                                  Three Months                 Six Months
                                                                                 Ended June 30,              Ended June 30,
                                                                                 --------------              --------------
                                                                             1998          1997          1998          1997
                                                                             ----          ----          ----          ----

Net sales ..............................................................  $   248       $   290       $   492       $   528
Cost of sales ..........................................................      152           180           303           330
                                                                           ------        ------        ------        ------

Gross profit ...........................................................       96           110           189           198
Research and development ...............................................        2             2             4             4
Selling, administrative and other expenses .............................       26            27            52            50
Other (income) expense (net) ...........................................       -             -              4             1
                                                                           ------        ------        ------        ------

       Operating profit ................................................       68            81           129           143
Interest expense .......................................................       19            16            35            31
                                                                           ------        ------        ------        ------

       Income before provision for income taxes ........................       49            65            94           112
Provision for income taxes .............................................       17            22            27            34
                                                                           ------        ------        ------        ------

       Income of consolidated entities .................................       32            43            67            78
Minority stockholders' share of income .................................        1             1             1             1
UCAR share of net income from company carried at equity ................       -             -             -              2
                                                                           ------        ------        ------        ------


       Net income ......................................................  $    31       $    42       $    66       $    79
                                                                           ======        ======        ======        ======

BASIC EARNINGS PER COMMON SHARE:

    Basic net income per share .........................................  $  0.70       $  0.93       $  1.47       $  1.71

    Weighted average common shares outstanding (IN THOUSANDS) ..........   44,961        45,770        44,950        46,247
                                                                           ======        ======        ======        ======

DILUTED EARNINGS PER COMMON SHARE:

    Diluted net income per share .......................................  $  0.67       $  0.89       $  1.41       $  1.64

    Weighted average common shares outstanding (IN THOUSANDS) ..........   46,708        47,724        46,689        48,249
                                                                           ======        ======        ======        ======

See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                              (Dollars in millions)
                                    (Unaudited)                   Six Months
                                                                Ended June 30,
CASH FLOW FROM OPERATING ACTIVITIES:                           1998        1997
                                                               ----        ----
    Net income .............................................  $  66       $  79
       Non-cash charges to net income:
           Depreciation ....................................     26          24
           Deferred income taxes ...........................      1          -
           Other non-cash charges ..........................      3           4
    Working capital*........................................    (95)        (71)
    Long-term assets and liabilities .......................      7           5
                                                               ----        ----
           NET CASH PROVIDED BY OPERATING ACTIVITIES .......      8          41
                                                               ----        ----
CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures ...................................    (29)        (28)
    Purchase of subsidiaries, net of cash acquired .........     -         (123)
    Proceeds from the sale of short-term investments .......     12          15
    Purchase of short-term investments .....................    (27)        (28)
    Sale of assets .........................................      2           1
                                                               ----        ----
           NET CASH USED IN INVESTING ACTIVITIES ...........    (42)       (163)
                                                               ----        ----
CASH FLOW FROM FINANCING ACTIVITIES:
    Short-term debt ........................................    (31)         20
    Long-term debt borrowings ..............................    209         168
    Long-term debt reductions ..............................   (133)        (57)
    Sale of common stock ...................................      1           3
    Financing costs ........................................     -           (2)
    Purchase of treasury stock .............................     -          (48)
    Tax benefit arising from exercise of employee stock
      options ..............................................     -            3
                                                               ----        ----
           NET CASH PROVIDED BY FINANCING ACTIVITIES .......     46          87
                                                               ----        ----
Net increase (decrease) in cash and cash equivalents .......     12         (35)
Cash and cash equivalents at beginning of period ...........     58          95
                                                               ----        ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................  $  70       $  60
                                                               ====        ====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Net cash paid during the periods for:
       Interest expense ....................................  $  33       $  29
       Income taxes ........................................     32          38
*Net change in working capital by component (excluding
   cash and cash equivalents, short-term investments,
   deferred income taxes and short-term debt):
   (Increase) decrease in current assets:
       Notes and accounts receivable .......................  $  (2)      $ (35)
       Inventories .........................................    (47)          3
       Prepaid expenses and other current assets ...........     -           (3)
   Antitrust investigations and related lawsuits and claims.    (13)         -
   Decrease in payables and accruals .......................    (33)        (36)
                                                               ----        ----
           WORKING CAPITAL .................................  $ (95)      $ (71)
                                                               ====        ====
See accompanying Notes to Consolidated Financial Statements



                                                          PART I (Cont.)


                                             UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                       (Dollars in millions)
                                                            (Unaudited)


                                                                   Accumulated
                                                                      Other
                                                      Additional  Comprehensive     Retained                        Total
                                            Common      Paid-in      Income         Earnings      Treasury      Stockholders'
                                             Stock      Capital      (Loss)         (Deficit)      Stock       Equity (Deficit)
                                             -----      -------    ----------       ---------      -----       ----------------
BALANCE AT DECEMBER 31, 1997 ..............  $  -       $ 520       $ (130)         $ (544)        $ (92)          $ (246)

Net income ................................     -          -            -               66            -                66
Other comprehensive income (loss):
  Foreign currency translation adjustment..     -          -           (17)             -             -               (17)
                                              ----       ----        -----           -----          ----             ----

Comprehensive income ......................     -          -           (17)             66            -                49
Exercise of employee stock options ........     -           1           -               -             -                 1
                                              ----       ----        -----           -----          ----            -----


BALANCE AT JUNE 30, 1998 ..................  $  -       $ 521       $ (147)         $ (478)        $ (92)          $ (196)
                                              ====       ====        =====           =====          ====            =====


See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                   (Unaudited)


(1)    INTERIM FINANCIAL PRESENTATION

       The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission (the "Commission") and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 1998.

       As used in these Notes, references to "UCAR" mean UCAR International Inc., to "Global" mean UCAR Global Enterprises Inc., a direct, wholly owned subsidiary of UCAR, and to the "Company" mean UCAR and its subsidiaries (including Global), collectively. Separate financial statements of Global are not presented because they would not be material to holders of senior subordinated notes.

       FOREIGN CURRENCY TRANSLATION

       Effective January 1, 1997, as a result of significant increases in the rate of inflation in Mexico, the Company changed its functional currency in Mexico to the U.S. dollar. Accordingly, translation gains and losses are included in the Consolidated Statements of Operations for the six months ended June 30, 1998 and 1997, respectively.

       Effective January 1, 1998, Brazil is no longer considered to be a highly inflationary economy. Accordingly, unrealized gains and losses resulting from translating assets and liabilities of the Brazilian operations into U.S. dollars are accumulated in an equity account in the balance sheet until such time as the Brazilian operations are sold or substantially or completed liquidated.

       COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 during the first quarter of 1998, and earlier periods have been restated to conform with SFAS 130. Comprehensive income of the Company consists of net income and foreign currency translation adjustments. Comprehensive income for the three months ended June 30, 1998 and 1997 was $23 million and $42 million, respectively. Comprehensive income for the six months ended June 30, 1998 and 1997 was $49 million and $75 million, respectively. The Company does not provide for U.S. income taxes on foreign currency translation

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

       adjustments since it does not expect to pay such taxes as its investment in foreign subsidiaries is essentially permanent in duration.

(2)    UCAR GLOBAL ENTERPRISES INC.

       UCAR has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of Global.

       The following is a summary of the consolidated assets and liabilities of Global and its subsidiaries and their consolidated results of operations:

                                                   June 30,        December 31,
                                                    1998               1997
                                                    ----               ----
                                                     (Dollars in millions)

 Assets:
   Current assets............................    $   623             $  566
   Non-current assets........................        650                667
                                                  ------             ------

      Total assets...........................    $ 1,273            $ 1,233
                                                  ======             ======
Liabilities:
  Current liabilities........................    $   424                502
  Non-current liabilities....................      1,031                964
                                                  ------             ------

      Total liabilities.......................   $ 1,455            $ 1,466
                                                  ======             ======

Minority stockholders' equity in
  consolidated entities...................       $    14            $    13
                                                  ======             ======


                                              Three Months          Six Months
                                             Ended June 30,       Ended June 30,
                                             --------------       --------------
                                             1998      1997       1998      1997
                                             ----      ----       ----      ----
                                                   (Dollars in millions)

       Net sales..........................  $ 248     $ 290      $ 492     $ 528
       Gross profit.......................     96       110        189       198
       Net income     ....................     31        42         66        79

(3)    AMENDMENTS TO CREDIT FACILITIES

       Global's senior bank credit facilities (the "Senior Bank Facilities") and the indenture (the "Subordinated Note Indenture") relating to Global's senior subordinated notes (the "Subordinated Notes") contain a number of significant financial and restrictive covenants and other provisions which have been impacted as a result of the charge of $340 million ($310 million after tax) against results of operations for 1997 for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. In April 1998, Global obtained a limited waiver of certain covenants of the Senior Bank Facilities and, in connection therewith, borrowed $35 million under the revolving credit facility on April 13, 1998. As of April 13, 1998, after giving effect to outstanding letters of credit and the $35 million borrowed under the revolving credit facility on that date, $76 million was available for
       borrowing  under  the  revolving  credit  facility.   In  order  to

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

       make additional borrowings thereunder, Global would need to, among other things, make certain representations, including representations as to the absence of material adverse changes in the business, financial condition or results of operations and the absence of material legal proceedings. In light of the antitrust investigations and related lawsuits and claims, no assurance can be given that Global will be able to make those representations or make additional borrowings thereunder. In addition, even if Global is able to make additional borrowings thereunder, such ability may be limited by certain covenants contained in the Subordinated
       Note Indenture. Under the Subordinated Note Indenture, subject to certain exceptions, Global may not incur additional indebtedness if its consolidated coverage ratio (as defined) is less than certain specified ratios. As a result of the $340 million charge, Global's consolidated coverage ratio (as defined) is less than those specified ratios. As a result, under the Subordinated Note Indenture, Global cannot incur additional indebtedness except under the exceptions referred to above. The waiver does not restrict the lenders under the Senior Bank Facilities from declaring that there has been a breach, after giving effect to the $340 million charge, of material adverse change representations made in the past.

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

(4)    EARNINGS PER SHARE

       Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128 using the following data:


                                              Three Months                    Six Months
                                             Ended June 30,                 Ended June 30,
                                             --------------                 --------------
                                             1998      1997                 1998      1997
                                             ----      ----                 ----      ----
                                                         (Dollars in millions)
Weighted average common shares
  outstanding for basic calculation....  44,961,005  45,770,451         44,950,275  46,246,861
Add:  effect of stock options..........   1,746,956   1,953,396          1,738,841   2,002,489
                                         ----------  ----------         ----------  ----------

Weighted average common shares
  outstanding, adjusted for diluted
  calculation..........................  46,707,961  47,723,847         46,689,116  48,249,350
                                         ==========  ==========         ==========  ==========

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

       The calculation of weighted average common shares outstanding for the diluted calculation excludes the consideration of stock options for 1,948,840 and 755,139 shares in each of the three months ended June 30, 1998 and 1997, respectively, and 1,361,540 and 758,628 shares in each of the six months ended June 30, 1998 and 1997, respectively, because the exercise of these options would not have been dilutive for either period.

(5)    CONTINGENCIES

       ANTITRUST INVESTIGATIONS

       In 1997, the Company was served with subpoenas to produce documents to a grand jury convened by attorneys for the U.S. Department of Justice (the "DOJ") and a related search warrant in connection with an investigation as to whether there has been any violation of federal antitrust laws by producers of graphite electrodes. Concurrently, the antitrust enforcement authorities of the European Union (the "EU authorities") visited offices of the Company's French subsidiary for purposes of gathering information to determine whether there has been any violation of the antitrust laws of the European Union. On April 24, 1998, pursuant to an agreement between the DOJ and UCAR, UCAR pled guilty to a one-count charge of violating federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, respectively, commencing July 23, 1998. The agreement was approved by the District Court and, as a result, the Company will not be subject to prosecution by the DOJ with respect to any other violations of the federal antitrust laws occurring prior to April 24, 1998. The payment due July 23, 1998 was timely made. The plea has made it more difficult for the Company to defend against civil antitrust lawsuits and claims.

       The Canadian Competition Bureau (the "Competition Bureau") has commenced a criminal investigation as to whether there has been any violation of the Canadian Competition Act (the "Canadian Act") by producers of graphite electrodes. Under Section 45 of the Canadian Act, the maximum fine is Cdn$10 million. Under Section 46 of the Canadian Act, the amount of the fine is discretionary and there is no maximum. The Company has been required to produce documents and witnesses in Canada.

       In June 1998, the Company became aware that Japanese antitrust authorities have commenced an investigation of producers and distributors of graphite electrodes. The Company has no facilities or employees in Japan and has not sold a material quantity of graphite electrodes in Japan. The independent distributor of the Company's products in Japan has, however, been required to produce documents and witnesses in Japan.

       The Company is cooperating  with the EU authorities  and the  Competition
       Bureau  in  their   investigations.   It  is  possible   that   antitrust
       investigations could be initiated by authorities in other jurisdictions.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

       ANTITRUST LAWSUITS

       In 1997, UCAR and other producers of graphite electrodes were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint (called the "antitrust class action"). In the consolidated complaint, the plaintiffs allege that the defendants violated federal antitrust laws and seek, among other things, an award of treble damages resulting from such alleged violations. In the consolidated complaint, the proposed class consists of all persons who purchased graphite electrodes in the United States (called the "class") directly from the defendants during the period from January 1, 1992 through August 15, 1997 (called the "class period"). In 1998, UCAR and other producers of graphite electrodes were served with a complaint commencing a civil antitrust lawsuit (called the "opt-out lawsuit"). The plaintiffs named in the complaint consist of 27 steelmakers in the United States. In the complaint, the plaintiffs allege that the defendants violated federal antitrust laws and seek, among other things, an award of treble damages resulting from such alleged antitrust violations.

       Through August 10, 1998, the Company had entered into agreements to settle both the antitrust class action and the opt-out lawsuit as well as antitrust claims by nine other steelmakers who negotiated directly with the Company. The settlements cover approximately 75% of the actual and potential claims in the United States arising out of alleged antitrust violations occurring prior to the date of the respective agreements in connection with the sale of graphite electrodes. The aggregate amount of the settlements is approximately $80 million. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. The aggregate amount of the settlements and percentage of covered claims could vary depending on the steelmakers who are ultimately included in the class and the amount of their purchases of graphite electrodes. If aggregate purchases of graphite electrodes during the class period by steelmakers who are ultimately included in the class total less than a specified threshold, the Company has the option to withdraw from the settlement of the antitrust class action. The Company currently expects that most of the potential members of the class will be included in the class and, accordingly, will be covered by the settlement.

       In 1998, UCAR, other producers of graphite electrodes, Union Carbide Corporation and Mitsubishi Corporation were served with a complaint commencing a civil lawsuit. The plaintiffs named in the complaint are Nucor Corporation and Nucor-Yamato Corporation (collectively, "Nucor"). In the complaint, the plaintiffs allege that the defendants violated federal antitrust laws and that Union Carbide Corporation and Mitsubishi Corporation violated applicable state fraudulent transfer laws. The complaint seeks, among other things, an award of treble damages resulting from such alleged antitrust violations and an order to have payments made by UCAR to Union Carbide Corporation and Mitsubishi Corporation in connection with the Company's leveraged recapitalization in January 1995 declared to be fraudulent conveyances and returned to UCAR for purposes of enabling UCAR to satisfy any judgments resulting from such alleged antitrust violations.

       Certain  other  steelmakers  in the United  States  have also  served the
       Company  or  its  Canadian  subsidiary,   respectively,  with  complaints
       commencing  civil  lawsuits.  The Company and other

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

       producers of graphite electrodes have been named as defendants in some or all of such complaints. The complaints contain allegations and seek damages similar to those contained in the complaint served in connection with the opt-out lawsuit, except that, in the case of the complaint served on the Company's Canadian subsidiary, the plaintiffs seek, among other things, only an award of actual damages. Under Canadian law (unlike U.S. law), there is no provision for an award of treble damages for antitrust violations. These lawsuits are in their early stages. The Company intends to vigorously defend against these lawsuits. The Company may at any time, however, settle these lawsuits and is actively negotiating with Nucor and these steelmakers, as well as several other steelmakers who are not parties to any lawsuit and wish to enter into separate settlements with the Company, to settle their lawsuits and claims.

       The Company anticipates that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against the Company in the United States and in other jurisdictions.

       SHAREHOLDER DERIVATIVE LAWSUIT

       On March 4, 1998, UCAR was served with a complaint commencing a shareholder derivative lawsuit. Certain current and former officers and directors are named as defendants. UCAR is named as a nominal defendant. In the complaint, the plaintiff alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by the Company and its employees with antitrust laws. The plaintiff also alleges that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws. The complaint seeks recovery for UCAR of damages to the Company resulting from such alleged breaches and sales. In May 1998, UCAR and the individual defendants filed a motion to dismiss the complaint on the grounds that plaintiff failed to make a demand upon UCAR's Board of Directors prior to commencing the lawsuit and to sufficiently allege that such a demand would have been futile. In response to the motion, plaintiff requested and obtained court permission to file an amended complaint. The amended complaint was served in July 1998. A second motion to dismiss has been filed. This lawsuit is in its early stages.

       SECURITIES CLASS ACTION LAWSUITS

       In April and May 1998, complaints commencing securities class action lawsuits were filed. UCAR, certain current officers and directors were named as defendants. The proposed class consists of all persons who purchased common stock during the period from August 1995 through March 1998. The complaints allege that, during such period, the defendants violated securities laws in connection with purchases and sales of common stock by failing to disclose alleged violations of antitrust laws. The complaints seek, among other things, to recover damages resulting from such alleged violations. The lawsuits have been consolidated into a single action and the Florida State Board of Administration has been designated as lead plaintiff (without prejudice to defendants' right to contest such designation on the basis that such plaintiff would not be an adequate class representative). Plaintiffs have indicated an intent to file a consolidated amended complaint. This lawsuit is in its early stages.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
       OTHER

       The Company is involved in various other legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these other proceedings, the Company believes that the ultimate disposition of such other proceedings will not have a material adverse effect on the Company.

       EARNINGS CHARGE

       The Company recorded a charge of $340 million ($310 million after tax) against results of operations for 1997 for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Actual liabilities and expenses could be materially higher or lower than such amount. In addition, due to the fact such lawsuits are in their early stages and no evaluation of liability can yet be made, no amounts have been accrued with respect to the shareholder derivative or securities class action lawsuits.

(6)    SUBSEQUENT EVENTS

       Effective August 7, 1998, UCAR adopted a Stockholder Rights Plan (the "Rights Plan") under which one preferred stock purchase right (a "Right") will be distributed as a dividend for each outstanding share of common stock. Each Right will entitle a stockholder to buy one one-thousandth of a share of a new series of preferred stock for $110 upon the occurrence of certain events. Rights will be exercisable once a person or group acquires 15% or more of the outstanding shares of common stock (except that, for certain existing stockholders who currently own more than 15%, the threshold is 22.5%) or 10 days after a person or group announces a tender offer for 15% or more of the outstanding shares of common stock. No certificates will be issued unless the Rights become exercisable.

       Under certain circumstances, all Rights holders, except the person or group holding or seeking to acquire 15% or more of the outstanding shares of common stock, will be entitled to purchase shares of common stock at 50% of the price at which such shares traded prior to the acquisition or announcement. Alternatively, if UCAR is acquired after the Rights become exercisable, the Rights will entitle such holders to buy the acquiring company's shares at a similar discount. UCAR can redeem the Rights for one cent per Right under certain circumstances. If not redeemed, the Rights will expire on August 7, 2008.

                             UCAR INTERNATIONAL INC.


               INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1

Unless otherwise indicated, references to "UCAR" mean UCAR International Inc. and to the "Company" mean UCAR, its subsidiaries (including UCAR Global Enterprises Inc. ("Global") and EMSA (Pty.) Ltd. ("EMSA")), collectively, except that such references do not include UCAR Grafit OAO ("UCAR Grafit"), Carbone Savoie S.A.S. ("Carbone Savoie") or UCAR Elektroden GmbH ("UCAR Elektroden" and, together with UCAR Grafit, Carbone Savoie and EMSA, the "Acquired Companies") with respect to time periods prior to their respective acquisitions. Unless otherwise indicated, financial information of the Company includes UCAR Grafit, UCAR Elektroden and Carbone Savoie since their respective acquisitions in late 1996 and early 1997 and EMSA since the acquisition in April 1997 of the 50% of its equity not previously owned by the Company on a consolidated basis. For dates and periods prior to April 1997, financial information of the Company includes EMSA using the equity method.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include statements about such matters as electric arc furnace ("EAF") steel production, prices and sales of and demand for graphite electrodes and other products, future operational and financial performance of pre-existing and acquired businesses, legal fees and related costs, consulting fees and related projects, and costs, margins and earnings. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the Securities and Exchange Commission (the "Commission"), the Company has no duty to update such statements. Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors. Such factors include the possibility that announced additions to EAF steel production capacity may not occur or that increased EAF steel production may not result in increased demand for or prices of graphite electrodes, the occurrence of unanticipated events or circumstances relating to antitrust investigations or antitrust, shareholder derivative or securities lawsuits, the assertion of other claims relating to such investigations or lawsuits or the subject matter thereof, the occurrence of unanticipated events or circumstances relating to acquired businesses, the occurrence of unanticipated events or circumstances relating to global integration and other projects, changes in currency exchange rates, changes in economic and competitive conditions, technological developments, and other risks and uncertainties, including those set forth herein and in UCAR's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and UCAR's Annual Report on Form 10-K for the year ended December 31, 1997 (collectively, the "Prior Reports").

This Quarterly Report on Form 10-Q contains descriptions of developments in various matters described in the Prior Reports. These matters include antitrust investigations and related lawsuits and claims, a charge of $340 million against results of operations for 1997 for potential liabilities and expenses associated therewith, shareholder derivative and securities class action lawsuits, a plea agreement with the Antitrust Division of the U.S. Department of Justice (the "DOJ"), a waiver of breaches, if any, of certain covenants under and amendments to Global's senior bank credit facilities (the "Senior Bank Facilities") and future financing requirements and cash management plans as well as actual and potential impacts of such matters. Reference is made to the Prior Reports for a description of these matters and impacts and certain risks and uncertainties associated therewith. Neither the statements contained in this Quarterly Report on Form 10-Q nor any charge taken by the Company relating to any legal proceedings shall be deemed to constitute an admission as to any wrongdoing or liability in connection with the subject matter of such proceedings.

                             UCAR INTERNATIONAL INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL

In November 1996, the Company acquired 90% of the equity of UCAR Grafit in Vyazma, Russia. Thereafter, the Company increased its ownership to 99% of such equity. In 1997, the Company acquired 70% of the equity of Carbone Savoie in Notre Dame and Venniseux, France and, through a newly formed 70% owned subsidiary, UCAR Elektroden, acquired the graphite electrode business of Elektrokohle Lichtenberg AG ("EKL") in Berlin, Germany. The Company also acquired the outstanding shares of EMSA, in South Africa, held by the Company's former 50%-joint venture partner in EMSA. The acquisitions of UCAR Grafit, Carbone Savoie, EMSA and the graphite electrode business of EKL were accounted for as purchases.

The Company is a global company and serves every geographic market worldwide. Accordingly, it is always impacted in varying degrees, both positively and negatively, as country or regional market conditions fluctuate. In 1997, Western Europe began recovering from the economic downturn that commenced in 1996. The Company has benefited from this recovery. Conversely, an economic downturn in the Asia Pacific region began in 1997 and is still continuing. The Asia Pacific region accounts for approximately 10% of the Company's graphite electrode business net sales. The Company believes that net sales to customers in the Asia Pacific region, and other regions (such as Eastern Europe, Africa, South America and the Middle East) that typically export steel products into the Asia Pacific region, will be adversely impacted during at least the second half of 1998. The adverse impact results from the decline in such region's steel production rates and the corresponding delay in such customers' orders for graphite electrodes.

Since 1997, the Company has been subject to antitrust investigations by U.S. and foreign governmental agencies and named as a defendant in a related antitrust class action and antitrust lawsuits as well as a shareholder's derivative lawsuit and securities class actions. The Company recorded a charge of $340 million ($310 million after tax) against results of operations for 1997 for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. In April 1998, pursuant to an agreement with the DOJ, UCAR pled guilty to a one-count charge of violating antitrust laws in the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. Through August 10, 1998, the Company had reached settlements covering approximately 75% of the actual and potential claims by steelmakers in the United States for antitrust violations in connection with the sale of graphite electrodes. The aggregate amount of the settlements is approximately $80 million. The aggregate amount of the settlements and percentage of covered claims could vary depending on the steelmakers who are ultimately included in the settlement for the antitrust class action. The Company currently expects that most of the steelmakers who could be covered by the antitrust class action settlement will be covered. No assurance can be given, however, that such will be the case. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. The fine and settlements are within the amounts used by the Company for purposes of determining the $340 million charge. It is possible that additional investigations and that additional

                             UCAR INTERNATIONAL INC.


lawsuits may be commenced. Although the $340 million charge represents the Company's best estimate as to the amount of such potential liabilities and expenses as of the date of this Quarterly Report on Form 10-Q, actual liabilities and expenses could be materially higher or lower than such estimates. In addition, the shareholder derivative lawsuit and securities class actions are still in their early stages and no evaluation of potential liability with respect thereto has yet been made.

The Company will be required to obtain additional financing to meet its obligations in connection with antitrust investigations and related lawsuits and claims which become due in the fourth quarter of 1998. The Company believes that it will be able to obtain such additional financing in a timely manner on acceptable terms. No assurance can be given, however, that such will be the case. Failure to obtain such additional financing in a timely manner, on acceptable terms or otherwise, could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net sales of $248 million in the 1998 second quarter represented a 15% decrease from net sales of $290 million in the 1997 second quarter. This decrease was primarily due to lower net sales of graphite electrodes.

Net sales of graphite electrodes declined 16% to $174 million in the 1998 second quarter from $208 million in the 1997 second quarter. The decrease in net sales of graphite electrodes was attributable primarily to a decrease of 9,000 metric tons, or 14%, in the volume of graphite electrodes sold to 55,000 metric tons in the 1998 second quarter from 64,000 metric tons in the 1997 second quarter. The reduced volume of graphite electrodes sold represented $28 million of lower net sales. The decrease in the volume of graphite electrodes sold was primarily due to the continuing economic turmoil in the Asia Pacific region. This economic turmoil is affecting steelmakers in that region as well as those regions which typically export steel to the Asia Pacific region and is adversely affecting the demand for graphite electrodes as well as pricing in those regions.

The average selling price per metric ton (in U.S. dollars and net of changes in currency exchange rates) of the Company's graphite electrodes was $3,072 in the 1998 second quarter as compared to $3,138 in the 1997 second quarter. The decrease in the average price was primarily a result of the continued strengthening of the U.S. dollar as compared to many of the currencies in which the Company sells its products, reducing net sales by $9 million in the 1998 second quarter as compared to the 1997 second quarter. Local price increases for graphite electrodes, implemented in certain countries where the Company sells its products, added $3 million in net sales, partly offsetting the impact of the continued strengthening of the U.S. dollar.

Net sales of non-graphite electrode businesses combined were $74 million in the 1998 second quarter as compared to $82 million in the 1997 second quarter. In the 1998 second quarter, net sales of carbon refractories and carbon electrodes to the steel industry declined $4 million due to reduced demand for

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


furnace relines and net sales of carbon electrodes to the silicon metals industry declined $3 million due to lower demand from customers in the Asia Pacific region.

Cost of sales were $152 million in the 1998 second quarter as compared to $180 million in the 1997 second quarter. This decrease was due primarily to lower volumes of graphite electrodes, carbon electrodes and carbon refractories sold.

As a result of the changes described above, gross profit was $96 million, or 38.5% of net sales, in the 1998 second quarter as compared to $110 million, or 38.0% of net sales, in the 1997 second quarter. The improvement in the gross profit margin was due primarily to continuing cost improvements and favorable product mix in the aluminum industry products business and was achieved despite the impact of lower volumes of graphite electrodes, carbon electrodes and carbon refractories sold and the strengthening of the U.S. dollar.

Selling, administrative and other expenses remained stable at $26 million, or 10.5% of net sales, for the 1998 second quarter as compared to $27 million, or 9.3% of net sales, for the 1997 second quarter, despite the inclusion of the Acquired Companies. The selling, administrative and other expenses of the Acquired Companies currently constitute a higher percentage of net sales than for the Company's pre-existing businesses.

As a result of the changes described above, operating profit in the 1998 second quarter was $68 million, or 27.4% of net sales, as compared to $81 million, or 27.9% of net sales, in the 1997 second quarter.

Interest expense was $19 million in the 1998 second quarter as compared to $16 million in the 1997 second quarter. This increase was primarily due to imputed interest expense on the non-interest-bearing $110 million antitrust fine, payable in six annual installments, and the increase in average total debt outstanding. The average total debt outstanding was $788 million with an average interest rate of 8.8% in the 1998 second quarter as compared to $769 million with an average interest rate of 8.6% in the 1997 second quarter.

Provision for income taxes was $17 million in the 1998 second quarter as compared to $22 million in the 1997 second quarter. The effective tax rate was 35% for the 1998 second quarter as compared to 34% for the 1997 second quarter.

As a result of the changes described above, net income for the 1998 second quarter was $31 million, a decrease of 26% from net income of $42 million in the 1997 second quarter.

SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

Net sales of $492 million in the first six months of 1998 represented a 7% decrease from net sales of $528 million in the first six months of 1997. This decrease was primarily attributable to lower net sales of graphite electrodes. Net sales of graphite electrodes accounted for 69% of total net sales in the first six months of 1998 as compared to 70% of total net sales in the first six months of 1997.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


Net sales of graphite electrodes declined 8% to $341 million in the first six months of 1998 from $370 million in the first six months of 1997. The decrease in net sales of graphite electrodes was attributable primarily to a decrease of 5,000 metric tons, or 4%, in the volume of graphite electrodes sold to 107,000 metric tons in the first six months of 1998 from 112,000 metric tons sold in the first half of 1997. The reduced volume of graphite electrodes sold represented $16 million of lower net sales. The decrease in volume of graphite electrodes sold was primarily due to the continuing economic turmoil in the Asia Pacific region. The impact of this economic turmoil was partially offset by the incremental net sales in the first half of 1998 of the acquired graphite electrode businesses in South Africa and Berlin.

The average selling price per metric ton (in U.S. dollars and net of changes in currency exchange rates) of the Company's graphite electrodes was $3,065 in the first six months of 1998 as compared to $3,172 in the first six months of 1997. The decrease in the average price was primarily a result of the continued strengthening of the U.S. dollar as compared to many of the currencies in which the Company sell its products, reducing net sales by approximately $15 million in the first half of 1998 as compared to the first half of 1997. Local price increases for graphite electrodes, implemented in certain countries where the Company sells its products, added $7 million in net sales, partly offsetting the impact of the continued strengthening of the U.S. dollar. In addition, the average price was adversely impacted by the inclusion of the Acquired Companies. The Acquired Companies currently have average selling prices below the companywide average of the Company's pre-existing graphite electrode businesses primarily because their product mix consists of lower grade graphite electrodes which sell at lower prices.

Net sales of the Company's non-graphite electrode businesses combined were $151 million in the first half of 1998 as compared to $158 million in the first six months of 1997. Net sales of carbon refractories to the steel industry declined $6 million due to reduced demand for furnace relines and net sales of carbon electrodes to the silicon metals industry declined $3 million during the first six months of 1998 due to lower demand from customers in the Asia Pacific region.

Cost of sales were $303 million in the first six months of 1998 as compared to $330 million in the first six months of 1997. This decrease was due primarily to lower volumes of graphite electrodes, carbon electrodes and carbon refractories sold.

As a result of the changes described above, gross profit was $189 million, or 38.3% of net sales, in the first six months of 1998 as compared to $198 million, or 37.5% of net sales, in the first six months of 1997. The improvement in the gross profit margin was due primarily to continuing cost improvements and favorable product mix in the aluminum industry products business and was achieved despite the impact of lower volumes of graphite electrodes, carbon electrodes and carbon refractories sold and the strengthening of the U.S. dollar.

Selling, administrative and other expenses remained stable at $52 million, or 10.6% of net sales, in the first six months of 1998, as compared to $50 million, or 9.5% of net sales, in the first six months of 1997, despite the inclusion of the Acquired Companies. The selling, administrative and other expenses of the

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


Acquired Companies currently constitute a higher percentage of net sales than they do for the Company's pre-existing businesses.

Other  expense  (net) was $4 million in the first six months of 1998 as compared to $1 million of other expense (net) in the first six months of 1997. This change was primarily due to $5 million of consulting fees associated with projects that the Company is undertaking to further improve operating efficiency, integrate worldwide operations and generate earnings growth.

As a result of the changes described above, operating profit in the first six months of 1998 was $129 million, or 26.2% of net sales, as compared to $143 million, or 27.1% of net sales, in the first six months of 1997.

Interest expense was $35 million in the first six months of 1998 as compared to $31 million in the first six months of 1997. This increase is primarily due to the increase in average total debt outstanding and the imputed interest expense on the non-interest-bearing $110 million antitrust fine, payable in six annual installments. The average total debt outstanding in the first half of 1998 was $767 million with an average interest rate of 8.7% as compared to $711 million with an average annual interest rate of 8.8% in the first half of 1997.

Provision for income taxes was $27 million in the first half of 1998 as compared to $34 million in the first half of 1997. The effective tax rate was 29% for the first half of 1998 as compared to 30% for the first half of 1997. Provision for income taxes for the first half of 1998 reflects benefits realized from global integration and other projects.

As a result of the changes described above, net income for the first half of 1998 was $66 million, a decrease of 16% from the net income of $79 million for the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATIONS

Cash flow from operations was $8 million during the first six months of 1998 as compared to $41 million during the first six months of 1997. This decrease was primarily due to a $95 million increase in working capital during the first six months of 1998, partially offset by higher non-cash charges, and to lower net income. The increase in working capital was primarily due to increases in inventory combined with decreases in payables and accrued liabilities. In the first six months of 1998, inventory increased $47 million as a result of a decline in net sales resulting from the economic turmoil in the Asia Pacific region. In the same period, payables and accrued liabilities decreased $33 million primarily because the Company did not adjust its trade payment practices to reflect its lower net sales.

                             UCAR INTERNATIONAL INC.


CASH USED IN INVESTING ACTIVITIES

The Company used $42 million in investing activities in the first six months of 1998 as compared to $163 million in the first six months of 1997. In the first half of 1998, investing activities consisted primarily of $29 million of capital expenditures, a portion of which was to complete cost reduction and production efficiency projects begun in prior years, and $15 million of net purchases of short-term investments by the Company's Brazilian subsidiary.

In the first six months of 1997, investing activities consisted primarily of the purchase of 70% of the equity in Carbone Savoie, an investment in UCAR Electroden to finance the acquisition of the graphite electrode business of EKL, an increase in the investment in UCAR Grafit, and the acquisition of the outstanding shares of EMSA held by the Company's former 50%-joint-venture partner in EMSA. The cash flow used in these activities aggregated $123 million. Additional investing activities consisted of $28 million of capital expenditures and $13 million of net purchases of short-term investments by the Company's Brazilian subsidiary.

CASH FLOW FROM FINANCING ACTIVITIES

Cash flow from financing activities was $46 million in the first six months of 1998 as compared to $87 million in the first six months of 1997. In the first half of 1998, financing activities consisted primarily of $76 million of borrowings under the Senior Bank Facilities prior to and in connection with obtaining the limited waiver in April 1998. These borrowings were used primarily to finance the increase in working capital.

In the first six months of 1997, financing activities consisted primarily of borrowings of $100 million under the Senior Bank Facilities and $11 million of other long-term debt to finance a portion of the acquisition of the Acquired Companies and net short-term borrowings of $20 million by certain foreign subsidiaries to meet local cash needs, partially offset by $48 million of purchases of treasury stock.

PLANS TO MANAGE LIQUIDITY

The Company is highly leveraged. The Company's indebtedness is expected to increase and its liquidity is expected to decrease in connection with, among other matters, liabilities and expenses arising out of antitrust investigations and related lawsuits and claims. At June 30, 1998, the Company had total debt of $777 million and a stockholders' deficit of $196 million as compared to total debt of $732 million and a stockholders' deficit of $246 million at December 31, 1997. At June 30, 1998, cash, cash equivalents and short-term investments were $105 million as compared to $78 million at December 31, 1997.

The Company believes that its cash, cash equivalents and short-term investments together with cash flow from operations will enable it to meet its debt service and trade obligations when due in the ordinary course of business during the third and fourth quarters of 1998. The Company believes that such resources will enable it to meet its obligations in connection with antitrust investigations and related

                             UCAR INTERNATIONAL INC.


lawsuits and claims which become due in the third quarter of 1998. The Company will, however, be required to obtain additional financing to meet its obligations in connection with antitrust investigations and related lawsuits and claims which become due in the fourth quarter of 1998. The Company believes that it will be able to obtain such additional financing in a timely manner on acceptable terms. No assurance can be given, however, that such will be the case. Failure to obtain such additional financing in a timely manner, on acceptable terms or otherwise, could have a material adverse effect on the Company, including the risks and uncertainties described in the Prior Reports.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.


ITEM 1.   LEGAL PROCEEDINGS

ANTITRUST INVESTIGATIONS

In 1997, the Company was served with subpoenas issued by the United States District Court for the Eastern District of Pennsylvania (the "District Court") to produce documents to a grand jury convened by attorneys for the DOJ and a related search warrant in connection with an investigation as to whether there has been any violation of federal antitrust laws by producers of graphite electrodes. Concurrently, representatives of Directorate General IV of the European Union, the antitrust enforcement authorities of the European Union (the "EU authorities"), visited offices of the Company's French subsidiary for purposes of gathering information to determine whether there has been any violation of Article 85-1 of the Treaty of Rome, the antitrust law of the European Union. Subsequently, the Company was served with subpoenas in the United States to produce documents relating to, among other things, its carbon electrode and bulk graphite businesses. In December 1997, UCAR's Board of Directors appointed a special committee of outside directors, consisting of John
R. Hall and R. Eugene Cartledge, to exercise the power and authority of UCAR's Board of Directors in connection with antitrust investigations and related lawsuits and claims. On April 24, 1998, pursuant to an agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from 1993 until January 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares worldwide, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. In addition, pursuant to the agreement, UCAR pled guilty to a one-count charge of violating federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, respectively, commencing July 23, 1998. The agreement was approved by the District Court and, as a result, the Company will not be subject to prosecution by the DOJ with respect to any other violations of the federal antitrust laws occurring prior to April 24, 1998. The payment due July 23, 1998 was timely made. The plea has made it more difficult for the Company to defend against civil antitrust lawsuits and claims.

The Canadian Competition Bureau (the "Competition Bureau") has commenced a criminal investigation as to whether there has been any violation of the Canadian Competition Act (the "Canadian Act") by producers of graphite electrodes. Under Section 45 of the Canadian Act, the maximum fine is Cdn$10 million. Under Section 46 of the Canadian Act, the amount of the fine is discretionary and there is no maximum. The Company has been required by the Competition Bureau to produce documents and witnesses in Canada.

In June 1998, the Company became aware that Japanese antitrust authorities have commenced an investigation of producers and distributors of graphite electrodes. The Company has no facilities or employees in Japan and has not sold a material quantity of graphite electrodes in Japan. The independent distributor of the Company's products in Japan has, however, been required to produce documents and witnesses in Japan.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.


The Company is cooperating with the EU authorities and the Competition Bureau in their investigations. It is possible that antitrust investigations could be initiated by authorities in other jurisdictions.

ANTITRUST LAWSUITS

In 1997, UCAR and other producers of graphite electrodes were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint in the District Court entitled IN RE GRAPHITE ELECTRODES ANTITRUST LITIGATION (called the "antitrust class action lawsuit"). In the consolidated complaint, the plaintiffs allege that the defendants violated federal antitrust laws and seek, among other things, an award of treble damages resulting from such alleged violations. In the consolidated complaint, the proposed class consists of all persons who purchased graphite electrodes in the United States (called the "class") directly from the defendants during the period from January 1, 1992 through August 15, 1997 (called the "class period"). In 1998, UCAR and other producers of graphite electrodes were served with a complaint commencing a civil antitrust lawsuit in the District Court (called the "opt-out lawsuit"). The plaintiffs named in the complaint consist of 27 steelmakers in the United States. In the complaint, the plaintiffs alleged that the defendants violated federal antitrust laws and seek, among other things, an award of treble damages resulting from such alleged antitrust violations.

Through August 10, 1998, the Company had entered into agreements to settle both the antitrust class action and the opt-out lawsuit as well as antitrust claims by nine other steelmakers who negotiated directly with the Company. The settlements cover approximately 75% of the actual and potential claims in the United States arising out of alleged antitrust violations occurring prior to the date of the respective agreements in connection with the sale of graphite electrodes. The aggregate amount of the settlements is approximately $80 million. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. The aggregate amount of the settlements and percentage of covered claims could vary depending on the steelmakers who are ultimately included in the class and the amount of their purchases of graphite electrodes. If aggregate purchases of graphite electrodes during the class period by steelmakers who are ultimately included in the class total less than a specified threshold, the Company has the option to withdraw from the settlement of the antitrust class action. The Company currently expects that most of the potential members of the class will be included in the class and, accordingly, will be covered by the settlement.

In 1998, UCAR, other producers of graphite electrodes, Union Carbide Corporation and Mitsubishi Corporation were served with a complaint commencing a civil lawsuit in the District Court. The plaintiffs named in the complaint are Nucor Corporation and Nucor-Yamato Corporation (collectively, "Nucor"). In the complaint, the plaintiffs allege that the defendants violated federal antitrust laws and that Union Carbide Corporation and Mitsubishi Corporation violated applicable state fraudulent transfer laws. The complaint seeks, among other things, an award of treble damages resulting from such alleged antitrust violations  and an  order  to  have  payments  made by  UCAR  to  Union  Carbide
Corporation and Mitsubishi Corporation in connection with the Company's leveraged recapitalization in January 1995

                          PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.


declared to be fraudulent conveyances and returned to UCAR for purposes of enabling UCAR to satisfy any judgments resulting from such alleged antitrust violations.

Certain other steelmakers in the United States have also served the Company or its Canadian subsidiary, respectively, with complaints commencing civil lawsuits in various courts. The Company and other producers of graphite electrodes have been named as defendants in some or all of such complaints. These steelmakers have not been major purchasers of graphite electrodes. The complaints contain allegations and seek damages similar to those contained in the complaint served in connection with the opt-out lawsuit, except that, in the case of the complaint served on the Company's Canadian subsidiary, the plaintiffs seek, among other things, only an award of actual damages. Under Canadian law (unlike U.S. law), there is no provision for an award of treble damages for antitrust violations. These lawsuits are in their early stages. The Company intends to vigorously defend against these lawsuits. The Company may at any time, however, settle these lawsuits and is actively negotiating with Nucor and these steelmakers, as well as several other steelmakers who are not parties to any lawsuit and wish to enter into separate settlements with the Company, to settle their lawsuits and claims.

The Company anticipates that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against the Company in the United States and in other jurisdictions.

SHAREHOLDER DERIVATIVE LAWSUIT

On March 4, 1998, UCAR was served with a complaint commencing a shareholder derivative lawsuit in the Connecticut Superior Court (Judicial District of Danbury). Robert P. Krass, former Chairman of the Board, President and Chief Executive Officer, Robert J. Hart, former Senior Vice President and Chief Operating Officer, William P. Wiemels, then Vice President and Chief Financial Officer, Peter B. Mancino, General Counsel, Vice President and Secretary, and Fred C. Wolf, then Vice President, Administration and Strategic Projects, together with Robert D. Kennedy, current Chairman of the Board, and Messrs. Cartledge and Hall, current directors, and Glenn H. Hutchins, Howard A. Lipson, Peter G. Peterson and Stephen A. Schwarzman, former directors, are named as defendants. UCAR is named as a nominal defendant. The plaintiff named in the complaint is David Jaroslawicz. In the complaint, the plaintiff alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by the Company and its employees with antitrust laws. The plaintiff also alleges that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws. The complaint seeks recovery for UCAR of damages to the Company resulting from such alleged breaches and sales. In May 1998, UCAR and the individual defendants filed a motion to dismiss the complaint on the grounds that plaintiff failed to make a demand upon UCAR's Board of Directors prior to commencing the lawsuit and to sufficiently allege that such a demand would have been futile. In response to the motion, plaintiff requested and obtained from the Court permission to file an amended complaint. The amended complaint was served in July 1998. A second motion to dismiss has been filed. This lawsuit is in its early stages.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.


SECURITIES CLASS ACTION LAWSUIT

In April and May 1998, complaints commencing securities class actions were filed in the United States District Court for the District of Connecticut. UCAR, David
A. Stockman, a former director, and each of Messrs. Krass, Hart, Mancino, Wiemels, Wolf, Cartledge, Hall, Hutchins, Kennedy, Lipson, Peterson and Schwarzman are named as defendants. The proposed class consists of all persons who purchased common stock during the period from August 1995 through March 1998. Each complaint alleges that, during such period, the defendants violated securities laws in connection with purchases and sales of common stock by failing to disclose alleged violations of antitrust laws. The complaints seek, among other things, to recover damages resulting from such alleged violations. The lawsuits have been consolidated into a single action and the Florida State Board of Administration has been designated as lead plaintiff (without prejudice to defendants' right to contest such designation on the basis that such plaintiff would not be an adequate class representative). Plaintiffs have indicated an intent to file a consolidated amended complaint. UCAR does not expect to respond to any such complaint until late 1998. This lawsuit is in its early stages.

OTHER

The Company is involved in various other legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these other proceedings, the Company believes that the ultimate disposition of such other proceedings will not have a material adverse effect on the Company.

EARNINGS CHARGE

The Company recorded a charge of $340 million ($310 million after tax) against results of operations for 1997 for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Actual liabilities and expenses could be materially higher or lower than such amount. In addition, due to the fact such lawsuits are in their early stages and no evaluation of liability can yet be made, no amounts have been accrued with respect to the shareholder derivative or securities class action lawsuits.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

On June 4, 1998, UCAR held its annual meeting of stockholders in Danbury, Connecticut. The stockholders elected the following directors with corresponding votes for and withheld:

                                           NUMBER OF            NUMBER OF
       NAME OF DIRECTOR                SHARES VOTED FOR       SHARES WITHHELD
       ----------------                ----------------       ---------------

       R. Eugene Cartledge..........      40,945,471              166,261
       Alec Flamm...................      40,543,818              567,914
       John R. Hall.................      40,945,144              166,588
       Robert D. Kennedy............      40,544,017              567,715

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

         The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

         EXHIBIT
         NUMBER                      DESCRIPTION OF EXHIBIT
         ------                      ----------------------

         10.22 UCAR International Inc. Management Stock Option Plan amended and restated as of March 30, 1998.

         27.1 Financial Data Schedule for the second quarter of 1998 (for Commission use only)

         27.2 Restated Financial Data Schedule for the second quarter of 1997 (for Commission use only)


(b)    REPORTS ON FORM 8-K

         No Report on Form 8-K was filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             UCAR INTERNATIONAL INC.


Date:  August 14, 1998                       By:   /s/ Corrado F. De Gasperis
                                                   --------------------------
                                                   Corrado F. De Gasperis
                                                   Controller
                                                   (PRINCIPAL FINANCIAL OFFICER)

                            UCAR INTERNATIONAL INC.

                               INDEX TO EXHIBITS

EXHIBIT NO.

  10.22 UCAR International Inc. Management Stock Option Plan amended and restated as of March 30, 1998.

  27.1     Financial  Data  Schedule  for  the  Second   Quarter  of  1998  (for
           Commission use only)

  27.2 Restated Financial Data Schedule for the Second Quarter of 1997 (for Commission use only)