Form 10-Q
period 1998-09-30
UCAR INTERNATIONAL INC
filed 1998-11-16
CIK 931148

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

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of September 30, 1998, 44,979,425 shares of common stock, par value $.01 per share, were outstanding.

________________________________________________________________________________
________________________________________________________________________________

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION:

    Item 1.   Financial Statements:
    -------------------------------

       Consolidated Balance Sheets as of September 30, 1998
         and December 31, 1997........................................  Page 3

       Consolidated  Statements  of  Operations  for the  Three  Months
         ended September 30, 1998 and 1997 and for the Nine Months ended
         September 30, 1998 and 1997..................................  Page 4

       Consolidated Statements of Cash Flows for the Nine Months
         ended September 30, 1998 and 1997............................  Page 5

       Consolidated Statement of Stockholders' Equity (Deficit) for the
         Nine Months ended September 30, 1998.........................  Page 6

       Notes to Consolidated Financial Statements.....................  Page 7

    Item 2.   Management's Discussion and Analysis of Financial Condition
    ---------------------------------------------------------------------
              and Results of Operations...............................  Page 17
              -------------------------


PART II.     OTHER INFORMATION:

    Item 1.   Legal Proceedings.......................................  Page 29
    ---------------------------

    Item 6.   Exhibits and Reports on Form 8-K........................  Page 34
    ------------------------------------------

SIGNATURE.............................................................  Page 35


INDEX TO EXHIBITS.....................................................  Page E-1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)

                                                      September 30, December 31,
                         ASSETS                           1998         1997
                                                          ----         ----
                                                       (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents.......................     $    86      $    58
  Short-term investments..........................          27           20
  Notes and accounts receivable...................         205          242
  Inventories:
      Raw materials and supplies..................          61           50
      Work in process.............................         138          125
      Finished goods..............................          55           31
                                                        ------       ------
                                                           254          206
  Prepaid expenses................................          43           40
                                                        ------       ------
            Total current assets..................         615          566
                                                        ------       ------
Property, plant and equipment.....................       1,295        1,289
Less: accumulated depreciation....................         821          724
                                                        ------       ------
            Net fixed assets......................         474          565
Other assets......................................          80          102
                                                        ------       ------

            Total assets..........................     $ 1,169      $ 1,233
                                                        ======       ======

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable................................     $    59      $    76
  Short-term debt.................................          31           76
  Payments due within one year on long-term debt..          61           52
  Accrued income and other taxes..................          26           36
  Other accrued liabilities.......................         276          262
                                                        ------       ------
            Total current liabilities.............         453          502
                                                        ------       ------
Long-term debt....................................         668          604
Other long-term obligations.......................         309          313
Deferred income taxes.............................          44           47
Minority stockholders' equity in consolidated entities      13           13

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.01, 10,000,000 shares
    authorized, none issued.......................          -           -
  Common stock, par value $.01, 100,000,000 shares
    authorized, 47,381,852 shares issued at
    September 30, 1998, 47,330,570 shares issued at
    December 31, 1997.............................          -           -
  Additional paid-in capital......................         521          520
  Accumulated other comprehensive income (loss)...        (156)        (130)
  Retained earnings (deficit).....................        (591)        (544)
                                                        ------       ------
                                                          (226)        (154)
  Less: cost of common stock held in treasury,
    2,402,427 shares..............................         (92)         (92)
                                                        ------       ------
            Total stockholders' equity (deficit)..        (318)        (246)
                                                        ------       ------
            Total liabilities and stockholders'
             equity (deficit).....................     $ 1,169      $ 1,233
                                                        ======       ======
See accompanying Notes to Consolidated Financial Statements.



                                                           PART I (Cont.)

                                              UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Dollars in millions, except per share data)
                                                             (Unaudited)


                                                                                Three Months              Nine Months
                                                                             Ended September 30,      Ended September 30,
                                                                             -------------------      -------------------
                                                                               1998        1997        1998         1997
                                                                               ----        ----        ----         ----
Net sales ...............................................................   $   233     $   278     $   725      $   806
Cost of sales ...........................................................       151         174         454          504
                                                                             ------      ------      ------       ------

Gross profit ............................................................        82         104         271          302
Research and development ................................................         2           3           6            7
Selling, administrative and other expenses ..............................        27          25          79           75
Other expense (net) .....................................................         1           5           5            6
Restructuring  charge ...................................................        86          -           86           -
Impairment loss on Russian assets .......................................        60          -           60           -
                                                                             ------      ------      ------        -----
     Operating profit (loss) ............................................       (94)         71          35          214
Interest expense ........................................................        19          17          54           48
                                                                             ------      ------      ------        -----

       Income (loss) before provision for income taxes ..................      (113)         54         (19)         166
Provision for income taxes ..............................................        (1)         17          26           51
                                                                             ------      ------      ------        -----

       Income (loss) of consolidated entities ...........................      (112)         37         (45)         115
Minority stockholders' share of income ..................................         1          -            2            1
UCAR share of net income from company carried at equity .................        -           -           -             2
                                                                             ------      ------      ------        -----


       Net income (loss) ................................................   $  (113)    $    37     $   (47)     $   116
                                                                             ======      ======      ======        =====

BASIC EARNINGS (LOSS) PER COMMON SHARE:

    Basic net income (loss) per share ...................................   $ (2.51)    $  0.80     $ (1.05)     $  2.52

    Weighted average common shares outstanding (in thousands) ...........    44,977      45,838      44,959       46,108
                                                                             ======      ======      ======       ======

DILUTED EARNINGS PER COMMON SHARE:

    Diluted net income per share ......................................     $   N/A     $  0.77     $   N/A      $  2.42

    Weighted average common shares outstanding (in thousands) .........          -       47,711          -        48,068
                                                                             ======      ======      ======       ======

See accompanying Notes to Consolidated Financial Statements

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                              (Dollars in millions)
                                  (Unaudited)
                                                               Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                              1998      1997
                                                              ----      ----
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income (loss).........................................  $ (47)    $ 116
   Non-cash charges to net income (loss):
     Depreciation..........................................     38        38
     Deferred income taxes.................................     (7)       (8)
     Restructuring charge..................................     86         -
     Impairment loss on Russian assets.....................     60         -
   Other non-cash charges..................................      2         5
 Working capital*..........................................    (79)      (48)
 Long-term assets and liabilities..........................     (5)        6
                                                              ----      ----
      NET CASH PROVIDED BY OPERATING ACTIVITIES............     48       109
                                                              ----      ----
CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures......................................    (40)      (46)
 Purchase of subsidiaries, net of cash acquired............     -       (124)
 Proceeds from the sale of short-term investments..........     22        15
 Purchase of short-term investments........................    (29)      (30)
 Sale of assets ...........................................      2         1
                                                              ----      ----
      NET CASH USED IN INVESTING ACTIVITIES................    (45)     (184)
                                                              ----      ----
CASH FLOW FROM FINANCING ACTIVITIES:
 Short-term debt...........................................    (47)       18
 Long-term debt borrowings.................................    210       168
 Long-term debt reductions.................................   (138)      (90)
 Sale of common stock......................................      1         5
 Financing costs...........................................     -         (2)
 Purchase of treasury stock................................     -        (52)
 Tax benefit arising from exercise of employee stock options    -          5
                                                              ----      ----
      NET CASH PROVIDED BY FINANCING ACTIVITIES............     26        52
                                                              ----      ----
Net increase (decrease) in cash and cash equivalents.......     29       (23)
Effect of exchange rate changes on cash and cash equivalents    (1)       -
Cash and cash equivalents at beginning of period...........     58        95
                                                              ----      ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................  $  86     $  72
                                                              ====      ====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Net cash paid for:
   Interest expense........................................  $  56     $  50
   Income taxes............................................     44        53
*Net change in working capital by component (excluding
  cash and cash equivalents, short-term investments,
  deferred income taxes and short-term debt):
  (Increase) decrease in current assets:
     Notes and accounts receivable.........................  $  42     $ (23)
     Inventories...........................................    (47)        7
     Prepaid expenses and other current assets.............     -         (1)
  Antitrust investigations and related lawsuits and claims.    (38)       -
  Decrease in payables and accruals........................    (36)      (31)
                                                              ----      ----
      WORKING CAPITAL......................................  $ (79)    $ (48)
                                                              ====      ====
See accompanying Notes to Consolidated Financial Statements.



                                                           PART I (Cont.)

                                              UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                        (Dollars in millions)
                                                             (Unaudited)


                                                      Additional  Comprehensive  Retained                   Total
                                            Common      Paid-in      Income      Earnings   Treasury    Stockholders'
                                             Stock      Capital      (Loss)      (Deficit)    Stock   Equity (Deficit)
                                             -----      -------      ------      ---------    -----   ----------------


BALANCE AT DECEMBER 31, 1997...........     $  -        $ 520        $ (130)      $ (544)    $ (92)       $ (246)

Net income (loss)......................        -           -             -           (47)       -            (47)
Other comprehensive income (loss):
     Foreign currency translation adjustment   -           -            (26)          -         -            (26)
                                             ----        ----         -----        -----      ----          ----

Comprehensive income (loss)............        -           -            (26)         (47)       -            (73)
Exercise of employee stock options.....        -            1            -            -         -              1
                                             ----        ----          -----       -----      ----         -----


BALANCE AT SEPTEMBER 30, 1998..........     $  -        $ 521        $ (156)       $ (591)   $ (92)        $ (318)
                                             ====        ====         =====         =====     ====          =====



See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)    INTERIM FINANCIAL PRESENTATION

       The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission (the "Commission") and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 1998.

       As used in these Notes, references to "UCAR" mean UCAR International Inc., to "Global" mean UCAR Global Enterprises Inc., a direct, wholly owned subsidiary of UCAR, and to the "Company" mean UCAR and its subsidiaries (including Global), collectively. Separate financial statements of Global are not presented because they would not be material to holders of Subordinated Notes (as defined below).

       FOREIGN CURRENCY TRANSLATION

       Effective January 1, 1997, as a result of significant increases in the rate of inflation in Mexico, the Company changed its functional currency in Mexico to the U.S. dollar. Accordingly, translation gains and losses are included in the Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997, respectively.

       Effective January 1, 1998, Brazil is no longer considered to be a highly inflationary economy. Accordingly, unrealized gains and losses resulting from translating assets and liabilities of the Brazilian operations into U.S. dollars are accumulated in an equity account in the balance sheet until such time as the Brazilian operations are sold or substantially or completely liquidated.

       COMPREHENSIVE INCOME (LOSS)

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 during the first quarter of 1998, and earlier periods have been restated to conform with SFAS 130. Comprehensive income (loss) of the Company consists of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) for the three months ended September 30, 1998 was a loss of $122 million and for the three months ended September 30, 1997 was income of $31 million. Comprehensive income (loss) for the nine months ended September 30, 1998 was a loss of $73 million and for the nine months ended September 30, 1997 was income of $106 million. The Company does not provide for U.S. income taxes on

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

       foreign currency translation adjustments since the existing tax and reporting bases differences in the foreign investments are considered essentially permanent in duration.

(2)    UCAR GLOBAL ENTERPRISES INC.

       UCAR has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of Global. The following is a summary of the consolidated assets and liabilities of Global and its subsidiaries and their consolidated results of operations:
                                                  September 30,     December 31,
                                                      1998             1997
                                                      ----             ----
                                                      (Dollars in millions)
       Assets:
          Current assets......................     $   615          $   566
          Non-current assets..................         554              667
                                                    ------           ------

              Total assets....................     $ 1,169          $ 1,233
                                                    ======           ======
       Liabilities:
          Current liabilities.................     $   453              502
          Non-current liabilities.............       1,021              964
                                                    ------           ------

              Total liabilities...............     $ 1,474          $ 1,466
                                                    ======           ======

       Minority stockholders' equity in
         consolidated entities................     $    13          $    13
                                                    ======           ======


                                  Three Months             Nine Months
                               Ended September 30,     Ended September 30,
                               -------------------     -------------------
                                1998       1997         1998       1997
                                ----       ----         ----       ----
                                          (Dollars in millions)

       Net sales.............  $ 233      $ 278        $ 725      $ 806
       Gross profit..........     82        104          271        302
       Net income............   (113)        37          (47)       116

(3)    EARNINGS PER SHARE

       Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128 using the following data:


                                                                 Three Months                   Nine months
                                                              Ended September 30,           Ended September 30,
                                                              -------------------           -------------------
                                                             1998         1997               1998         1997
                                                             ----         ----               ----         ----
         Weighted average common shares
           outstanding for basic calculation..........   44,976,599    45,837,779         44,958,726    46,108,495
         Add:  effect of stock options................            -     1,873,554                  -     1,959,511
                                                        -----------     ---------        -----------     ---------

         Weighted average common shares
           outstanding, adjusted for diluted
           calculation................................   44,976,599    47,711,333         44,958,726    48,068,006
                                                         ==========    ==========         ==========    ==========

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


       The calculation of weighted average common shares outstanding for the 1998 periods excludes all outstanding options because they are all antidilutive due to the net loss for the 1998 periods. The calculation of weighted average common shares outstanding excludes performance stock options for 743,504 shares in the three months ended September 30, 1997 and performance stock options for 753,587 shares in the nine month period ended September 30, 1997 because the exercise of these options would not have been dilutive for these periods.

(4)    CONTINGENCIES

       ANTITRUST INVESTIGATIONS

       In 1997, the Company was served with subpoenas to produce documents and a related search warrant in connection with a criminal investigation by the U.S. Department of Justice (the "DOJ") as to whether there has been any violation of U.S. federal antitrust laws by producers of graphite electrodes. Concurrently, representatives of the antitrust enforcement authorities of the European Union (the "EU authorities") visited offices of the Company's French subsidiary for purposes of gathering information in connection with an investigation as to whether there has been any violation of the antitrust law of the European Union by such producers. Subsequently, the Company was served with subpoenas by the DOJ to produce documents relating to, among other things, its carbon electrode and bulk graphite businesses. On April 24, 1998, pursuant to an agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from 1993 until January 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares worldwide, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. In addition, pursuant to the agreement, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, respectively, commencing July 23, 1998. The agreement was approved by the District Court and, as a result, the Company will not be subject to prosecution by the DOJ with respect to any other violations of the U.S. federal antitrust laws occurring prior to April 24, 1998. The payment due July 23, 1998 was made timely.

       In April 1998, the Company became aware that the Canadian Competition Bureau (the "Competition Bureau") had commenced a criminal investigation as to whether there has been any violation of the Canadian Competition Act (the "Canadian Act") by producers of graphite electrodes. Counsel has advised the Company that any claim arising out of the investigation against UCAR would most likely be brought under Section 45 of the Canadian Act, which prohibits conspiring to fix prices. Under Section 45, the maximum fine for each violation is Cdn$10 million. Section 46 of the Canadian Act prohibits implementation of a conspiracy to fix prices. Counsel has advised the Company that the Company's Canadian subsidiary (but not UCAR) could be charged under Section 46 to the extent that it is found to have followed the

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

       directives of a party to such a conspiracy. Under Section 46, the amount of the fine is discretionary and there is no maximum. The Company has been required by the Competition Bureau to produce documents and witnesses in Canada.

       In June 1998, the Company became aware that Japanese antitrust authorities had commenced an investigation of producers and distributors of graphite electrodes. The Company has no facilities or employees in Japan and has not sold a material quantity of graphite electrodes in Japan. The independent distributor of the Company's products in Japan has, however, been required to produce documents and witnesses in Japan.

       The Company has been and intends to continue to vigorously protect its interests in connection with the ongoing investigations. The Company may, however, at any time settle any possible charges. The Company is cooperating with the EU authorities and the Competition Bureau in their investigations.

       CIVIL ANTITRUST LAWSUITS

       In 1997, UCAR and other producers of graphite electrodes were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint (called the "antitrust class action lawsuit"). In the consolidated complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust laws and seek, among other things, an award of treble damages resulting from such alleged violations. In the consolidated complaint, the proposed class consists of all persons who purchased graphite electrodes in the United States (called the "class") directly from the defendants during the period from January 1, 1992 through August 15, 1997 (called the "class period"). In 1998, UCAR and other producers of graphite electrodes were served with a complaint by 27 steelmakers in the United States commencing a separate civil antitrust lawsuit (called the "opt-out lawsuit"). In 1998, UCAR, other producers of graphite electrodes, and other companies were served with a complaint by Nucor Corporation and an affiliate commencing a civil antitrust and fraudulent transfer lawsuit (called the "Nucor lawsuit"). Certain other steelmakers in the United States and
       Canada  have  also  served  the  Company  or  its  Canadian   subsidiary,
       respectively, with complaints commencing civil antitrust lawsuits in various courts (called the "other lawsuits"). The Company and other producers of graphite electrodes have been named as defendants in some or all of the complaints filed in the other lawsuits. The complaints allege that the defendants violated applicable antitrust laws and seek, among other things, an award of treble damages (in the case of lawsuits in the United States) or actual damages (in the case of lawsuits in Canada) resulting from such alleged violations.

       Through November 12, 1998, the Company had entered into agreements to settle the antitrust class action, the opt-out lawsuit and the Nucor lawsuit as well as certain of the other lawsuits and antitrust claims by certain other steelmakers who negotiated directly with the Company. The settlements cover, among other claims, substantially all of the actual and potential claims by steelmakers in the United States arising out of alleged antitrust violations occurring prior to the date of the respective agreements in connection with the sale of graphite electrodes. The aggregate

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

       amount of these settlements has been within the amounts used by the Company for the purposes of evaluating the $340 million reserve described below. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. The aggregate amount of the settlements and percentage of covered claims could vary depending on the steelmakers who are ultimately included in the class and the amount of their purchases of graphite electrodes. If aggregate purchases of graphite electrodes during the class period by steelmakers who are ultimately included in the class total less than a specified threshold, the Company has the option to withdraw from the settlement of the antitrust class action. The Company is obligated to encourage all steelmakers who could be included in the class (called "potential class members") to join the class. The Company currently expects that most of the potential class members will be
       included  in  the  class  and,  accordingly,   will  be  covered  by  the
       settlement.

       The other lawsuits that have not been settled are still in their early stages. The Company intends to vigorously defend against these lawsuits. The Company may at any time, however, settle these lawsuits and is actively negotiating with the plaintiffs, as well as other steelmakers who are not parties to any lawsuit and wish to enter into separate settlements with the Company, to settle their lawsuits and claims.

       SHAREHOLDER DERIVATIVE LAWSUIT

       In March 1998, UCAR was served with a complaint commencing a shareholder derivative lawsuit. Certain former and current directors and officers are named as defendants. UCAR is named as a nominal defendant. In the complaint, the plaintiff alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by the Company and its employees with antitrust laws. The plaintiff also alleges that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws. The complaint seeks recovery for UCAR of damages to the Company resulting from such alleged breaches and sales. In May 1998, UCAR and the individual defendants filed a motion to dismiss the complaint on the grounds that plaintiff failed to make a demand upon UCAR's Board of Directors prior to commencing the lawsuit and to sufficiently allege that such a demand would have been futile. In response to the motion, plaintiff requested and obtained from the Court permission to file an amended complaint. The amended complaint was served in July 1998. A second motion to dismiss has been filed. This lawsuit is in its early stages. Counsel has, however, advised the Company that the lawsuit is being pursued for recovery from the individual defendants on behalf of (and payable to) UCAR and that any indemnification obligations which UCAR may have to the individual defendants would result from judgments or settlements in favor of UCAR. As a result, UCAR does not believe that the outcome of this lawsuit will have a material adverse effect on the Company. No provision for any liability related to this lawsuit has been made in the Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

       SECURITIES CLASS ACTION LAWSUIT

       In April and May 1998, UCAR was served with complaints commencing securities class actions. The complaints have been consolidated into a single complaint and a consolidated amended complaint was served in September 1998. The defendants named in such complaint are UCAR and certain former directors and certain current and former officers. The proposed class consists of all persons who purchased common stock during the period from August 1995 through March 1998. Such complaint alleges that, during such period, the defendants violated U.S. federal securities laws in connection with purchases and sales of common stock by failing to disclose alleged violations of antitrust laws. Such complaint seeks, among other things, to recover damages resulting from such alleged violations. UCAR expects to respond to such complaint with a motion to dismiss. This lawsuit is in its early stages and no evaluation of liability related to this lawsuit can yet be made. No provision for any liability related to this lawsuit has been made in the Consolidated Financial Statements.

       OTHER

       It is possible that additional investigations and civil lawsuits relating to the subject matter of those described above seeking, among other things, to impose fines and penalties or recover damages could be commenced against the Company in the United States and in other jurisdictions.

       EARNINGS CHARGE

       The Company recorded a charge of $340 million ($310 million after tax) against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Actual liabilities and expenses could be materially higher or lower than such amount.

(5)    STOCKHOLDER RIGHTS PLAN

       Effective August 7, 1998, UCAR adopted a Stockholder Rights Plan (the "Rights Plan") under which one preferred stock purchase right (a "Right") was distributed on September 21, 1998 as a dividend on each outstanding share of common stock. Each Right entitles a stockholder to buy one one-thousandth of a share of a new series of preferred stock for $110 upon the occurrence of certain events. Rights will be exercisable once a person or group acquires 15% or more of the outstanding shares of common stock (except that, for certain existing stockholders who currently own more than 15%, the thresholds described herein are 22.5%) or 10 days after a person or group announces a tender offer for 15% or more of the outstanding shares of common stock. No certificates will be issued unless the Rights become exercisable.

       Under certain circumstances, all Rights holders, except the person or group holding or seeking to acquire 15% or more of the outstanding shares of common stock, will be entitled to purchase

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

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

(6)    MANAGEMENT STOCK OPTION PLAN

       Effective September 29, 1998, UCAR's Board of Directors amended the Management Stock Option Plan to permit the grant of options covering up to an additional 2,000,000 (bringing the total to 8,000,000) shares of common stock and granted new options covering an aggregate of 1,986,500 shares of common stock. The exercise price per share of the new options is the closing price on the date of grant ($17.06). The term of the new options is 10 years. So long as an employee remains employed by the
       Company: one-third of the new options granted to the employee will vest on September 29, 1999; one-third will vest when the closing price of the common stock is at least $20.50 for 20 consecutive trading days; and one-third will vest when the closing price of the common stock is at least $24.00 for 20 consecutive trading days (although no options will be exercisable before September 29, 1999 regardless of earlier vesting) and all unvested options will vest on the seventh anniversary of the date of grant, provided that the first third of the employee's new options will vest immediately upon termination of employment of the employee by the Company without cause prior to September 29, 1999.

(7)    RESTRUCTURING PLAN

       In September 1998, the Company recorded a restructuring charge of $86 million in connection with strategic plans to reduce costs and improve operating efficiencies. The principal actions of these plans involve the closure of two operating facilities (Welland, Canada and Berlin, Germany) and the centralization and consolidation of administrative and financial functions. These actions, which will result in the elimination of approximately 430 administrative and manufacturing positions, are expected to be completed in 1999.

       The major components of the restructuring charge are as follows:

                                                             September 30,
                                                                  1998
                                                                  ----
                                                         (Dollars in millions)

       Severance and related costs..............................  $ 30
       Write-down of property, plant and equipment..............    28
       Plant and office shutdown and related costs..............    19
       Post monitoring and environmental costs .................     9
                                                                   ---
                                                                  $ 86
                                                                   ===

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(8)    IMPAIRMENT LOSS

       During August 1998, the Russian economic and business climate experienced significant adverse change. This change, when considered in conjunction with the current and historical operating and cash-flow losses of the Company's graphite electrode facility in Vyazma, Russia, indicated the need for assessing the recoverability of the long-lived and intangible assets of this facility. The Company estimated future undiscounted flows expected to result from the use of these assets and concluded they were less than the carrying amount of these assets. Accordingly, the Company recorded an impairment loss of $60 million ($58 million after tax) for the unrecoverable portion of these assets, effectively writing down the carrying value of these assets to their fair value of $2 million. Fair value was calculated on the basis of discounted estimated future cash flow. Estimates of the discounted future cash flows are subject to significant uncertainties and assumptions. Accordingly, actual results could vary significantly from such estimates.

(9)    OTHER ACCOUNTING CHANGES

       Effective January 1, 1998, the Company adopted Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," and Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These Statements address presentation and disclosure matters and will have no impact on the Company's financial position or results of operations. As required by Statement 131 and 132, compliance with the respective reporting disclosures will be reflected in the Company's 1998 Annual Report on Form 10-K.

       In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect this statement will have on its financial position and results of operations in the period of adoption.

       In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting of the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe the implementation of this SOP will have a material impact on its financial position and results of operations in the period of adoption.

(10)   SUBSEQUENT EVENTS

       AMENDMENTS TO SENIOR SUBORDINATED NOTES AND SENIOR SECURED CREDIT FACILITIES

       On November 3, 1998, the indenture (the "Subordinated Note Indenture") relating to Global's 12% senior subordinated notes due 2005 (the
       "Subordinated Notes") was amended to exclude the $340 million charge against results of operations for 1997 for potential liabilities and expenses in

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


       connection with antitrust investigations and related lawsuits and claims from the definition of consolidated cash flow, to limit the amount of bank indebtedness (as defined) which may be incurred pursuant to certain provisions thereof and to broaden the ability of domestic and foreign subsidiaries to be borrowers under and guarantors of Global's senior credit facility.

       On November 11, 1998, Global's senior secured credit facilities were refinanced. The refinancing consisted of the addition of a new $210 million senior secured tranche C term debt facility (the "Tranche C Facility") to the existing senior secured credit facilities (the "Existing Facilities") and the amendment of the Existing Facilities. The representations, warranties, covenants and events of default applicable to the Tranche C Facility and the Existing Facilities, as amended (the "Amended Facilities" and, together with the Tranche C Facility, the "Facilities") are the same.

       As a result of the early extinguishment of the Existing Facilities in connection with the refinancing, on November 11, 1998, the Company recorded an extraordinary charge of approximately $11 million ($7 million after income tax) associated with the write-off of related deferred debt issuance costs.

       The Tranche C Facility provides for U.S. dollar denominated term loans of $125 million to Global and U.S. dollar denominated term loans of $85 million to Global's wholly owned Swiss subsidiary. The Tranche C Facility amortizes over five years with nominal quarterly installments during the first four years and quarterly installments aggregating $206 million in the fifth year, with the final installment payable on December 31, 2003.

       After the refinancing, the interest rate applicable to the tranche A term debt facility (the "Tranche A Term Facility") and the revolving credit facility (the "Revolving Facility") under the Facilities is, at Global's option, either adjusted LIBOR (as defined) plus a margin ranging from 2.25% to 2.75% (depending on the ratio of the sum of total debt plus reserves in respect of litigation liabilities to EBITDA (each, as defined)) or an alternate base rate (as defined) plus a margin ranging from 1.25% to 1.75% (depending on such ratio). In addition, after the refinancing, the interest rate applicable to the tranche B term debt facility (the "Tranche B Term Facility") under the Facilities and the Tranche C Facility is either adjusted LIBOR plus 3.25% or the alternate base rate plus 2.25%. Further, after the refinancing, Global pays a per annum fee ranging from 2.25% to 2.75% (depending on such ratio) of the aggregate face amount of letters of credit outstanding under the tranche A letter of credit facility (the "Tranche A Letter of Credit Facility") under the Facilities and the Revolving Facility and a per annum fee of 0.50% on the unused portion of the commitments under the Revolving Facility.

       After the refinancing, mandatory prepayments of loans and mandatory reductions in letters of credit in respect of consolidated excess cash flow (as defined) are required in an amount of between 50% and 75% (depending on such ratio) of consolidated excess cash flow after giving effect to certain debt service and voluntary prepayments. In addition, after the refinancing, there is a call premium of 101% applicable to prepayments of loans under the Tranche B Facility or the Tranche C Facility prior to December 31, 1999.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


       The refinancing effected other changes to the Facilities to make covenants generally more restrictive and to broaden the scope of security interests and intercompany guarantees previously granted by the Company. In addition, among other things, as a condition to each borrowing under the Facilities, the Company is required to represent that the sum
       (calculated as provided in the Facilities) of litigation payments and reserves in respect of litigation liabilities (each, as defined) has not and is not reasonably expected to exceed $400 million. Further, certain provisions of the Amended Facilities have had the effect of permanently waiving, in certain respects, compliance with certain covenants and modifying certain representations relating to compliance with laws, absence of material legal proceedings and absence of material adverse changes in the business, financial condition or results of operations of the Company insofar as they relate to significant legal proceedings described in Note 5. As a result, the Company will have the ability (subject to compliance with applicable covenants, conditions and other terms in the future) to borrow under the Revolving Facility. After giving effect to the initial use of proceeds from the Tranche C Facility, $179 million is available for borrowing under the Revolving Facility.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include statements about such matters as electric arc furnace ("EAF") steel production, prices and sales of and demand for graphite electrodes and other products, future operational and financial performance of pre-existing and acquired businesses, divestiture, joint venture, operating and capital projects, legal matters and related fees and costs, consulting fees and related projects, and costs, cost savings and reductions, margins and earnings. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the Securities and Exchange Commission (the "Commission"), the Company has no duty to update such statements. Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors. Such factors include the possibility that announced additions to EAF steel production capacity may not occur or that increased EAF steel production may not result in increased demand for or prices of graphite electrodes, the occurrence of unanticipated events or circumstances relating to antitrust investigations or antitrust, shareholder derivative or securities lawsuits, the assertion of other claims relating to such investigations or lawsuits or the subject matter thereof, the occurrence of unanticipated events or circumstances relating to acquired businesses, the occurrence of unanticipated events or circumstances relating to divestiture, joint venture, operating, capital, global integration or other projects, changes in currency exchange rates, changes in economic and competitive conditions, technological developments, and other risks and uncertainties, including those set forth herein and in UCAR's Quarterly Report on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 and UCAR's Annual Report on Form 10-K for the year ended December 31, 1997
(collectively, the "Prior Reports"). All cost savings and reductions described herein are based on comparisons to estimated amounts using 1998 data.

This Quarterly Report on Form 10-Q contains descriptions of developments in various matters described in the Prior Reports. These matters include antitrust investigations and related lawsuits and claims, a charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection therewith (the "$340 million charge"), shareholder derivative and securities class action lawsuits, a plea agreement with the Antitrust Division of the U.S. Department of Justice (the "DOJ"), a waiver of breaches, if any, of certain covenants under and amendments to Global's senior secured credit facilities and future financing requirements and cash management plans as well as actual and potential impacts of such matters. Reference is made to the Prior Reports for a description of these matters and impacts and certain risks and uncertainties associated therewith. Neither the statements contained in this Quarterly Report on Form 10-Q nor any charge taken by the Company relating to any legal proceedings shall be deemed to constitute an admission as to any wrongdoing or liability in connection with the subject matter of such investigations, lawsuits or claims.

                             UCAR INTERNATIONAL INC.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL

In November 1996, the Company acquired 90% of the equity of UCAR Grafit in Vyazma, Russia. Thereafter, the Company increased its ownership to 99% of such equity. In 1997, the Company acquired 70% of the equity of Carbone Savoie in Notre Dame and Venniseux, France and, through a newly formed 70%- owned subsidiary, UCAR Elektroden, acquired the graphite electrode business of Elektrokohle Lichtenberg AG ("EKL") in Berlin, Germany. The Company also acquired the outstanding shares of EMSA, in South Africa, held by the Company's former 50%-joint venture partner in EMSA. The acquisitions of UCAR Grafit, Carbone Savoie, EMSA and the graphite electrode business of EKL were accounted for as purchases.

In September 1998, UCAR's Board of Directors approved the adoption of a new strategic plan. The plan is intended to enhance stockholder value by focusing on maximizing cash flow, generating growth in earnings and strengthening competitiveness through operating and overhead cost reduction programs and optimization of margins as a result of plant rationalization. The plan is also intended, over the long term, to strengthen the Company's position as a low cost producer to the steel and metals industries and, over the near term, to respond to slowdowns in global economies that are impacting the Company's customers. The Company believes that, under current conditions, the plan will have a major positive impact on earnings beginning in the second half of 1999.

The key elements of the plan consist of rationalization of the Company's manufacturing operations, centralization and consolidation of administrative functions and implementation of cost reduction programs. The Company believes that the plan will generate, under current conditions, permanent annual cost reductions of approximately $80 million in 1999, approximately $115 million in the year 2000 and approximately $135 in the year 2001, reduce working capital needs and improve efficiencies. Adoption of the plan resulted in one-time, non-recurring charges in the 1998 third quarter aggregating $146 million ($135 million after income tax) consisting of $45 million of cash expenditures and $101 million of non-cash charges. The non-recurring charges are a restructuring charge of $86 million (of which $47 million relates to asset write-downs and related shutdown costs, $30 million relates to employee severance and related benefit costs and $9 million relates to postmonitoring and environmental costs) and an impairment loss on Russian assets of $60 million. The plan will also require capital expenditures of $24 million.

Under the plan, the Company is reducing its graphite electrode manufacturing capacity by 30,000 metric tons. The Company believes that the reduction represents approximately 4% of estimated western world graphite electrode manufacturing capacity and approximately 11% of the Company's capacity. The reduction will be accomplished by permanently closing higher cost operations in Berlin, Germany and Welland, Canada and downsizing operations in Vyazma, Russia. The Company believes that, when global economies improve, EAF steelmaking should return to its historic long-term compound annual growth rate of 4%, which should result in increased demand for graphite electrodes (albeit at a lower rate after taking into account continuing declines in specific consumption). The Company also believes that

                            UCAR INTERNATIONAL INC.

it is able to incrementally expand the manufacturing capacity of its other operations, when and as required to meet increased demand, at a capital investment per annual metric ton of capacity of less than $1,000.

The Berlin, Germany extrusion facility manufactures green electrodes and has approximately 70 employees. UCAR Elektroden acquired 70% ownership in February 1997 from EKL. The Welland, Canada facility is a fully integrated manufacturer of graphite electrodes (with a capacity of 23,000 metric tons) and carbon and graphite cathodes. It has approximately 280 employees and was acquired by the Company in 1917. Cathodes will continue to be manufactured in North America at the Company's plant in Columbia, Tennessee. The Vyazma, Russia facility manufactures graphite electrodes. It is held by UCAR Grafit, which was acquired in late 1996 and early 1997. The facility, which had 1,200 employees in early 1997, will have approximately 600 employees when downsizing is completed. Its graphite electrode manufacturing capacity will be reduced to 10,000 metric tons from 17,000 metric tons. The plant closures and downsizing are expected to generate annual cost savings of approximately $24 million in 1999, $33 million in 2000 and $35 million in the year 2001 and thereafter, for an aggregate one-time cash closure cost of $38 million and aggregate one-time non-cash asset write-downs and impairment loss of $92 million.

The Company is also restructuring its worldwide operations on a cost center basis. This restructuring includes the consolidation of finance and administrative functions, including accounting, treasury, information systems, accounts receivable/payable, purchasing and human resources, along with targeted outsourcing, to gain efficiencies. This restructuring also includes centralizing the Company's European administrative activities in UCAR S.A., its Swiss subsidiary, and relocating its U.S. headquarters from Danbury, Connecticut to Nashville, Tennessee. The new corporate headquarters in Nashville will be centrally located near the Clarksville, Columbia and Lawrenceburg, Tennessee facilities and will have approximately 40 employees. The Company believes that this restructuring will generate annual savings in total overhead (selling, administrative and other, research and development, and other expense (net)) of approximately $19 million in 1999, approximately $29 million in 2000 and $32 million in the year 2001, and thereafter for a one-time cash charge of $11 million and a one-time non-cash asset write-down of $5 million. The Company believes that this restructuring will contribute to permanently reducing the Company's effective annual income tax rate, which the Company believes will generate tax savings of approximately $6 million in 1999, $10 million in 2000 and $12 million in the year 2001.

Additionally, the plan includes more than 100 identified projects to improve plant operating efficiencies. The Company believes that these projects will yield annual savings of approximately $30 million in 1999, $38 million in 2000 and $39 million in the year 2001 and thereafter, after initial capital expenditures of approximately $24 million. These projects relate to such areas as energy conservation, raw material substitution, yield improvement, reduction in labor by automation, maintenance savings and reduction in plant administration.

The Company intends to divest or joint venture its graphite specialties business since it is not considered to be in alignment with the Company's new strategic plan. The graphite specialties business generated $113 million in 1997 net sales. If this business is sold, proceeds from this divestment are expected to far

                             UCAR INTERNATIONAL INC.

exceed the cash cost of the 1998 third quarter write-off and the capital expenditures required to achieve the cost savings expected under the plan. No assurance can be given that such cost savings will be achieved, that such joint venture or divestiture will be completed or as to the amount of such savings, the net proceeds of any such joint venture or divestiture or the timing thereof. The Company has no commitments with respect to any such joint venture or divestiture.

The Company is a global company and serves every geographic market worldwide. Accordingly, it is always impacted in varying degrees, both positively and negatively, as country or regional market conditions fluctuate. In 1997, Western Europe began recovering from the economic downturn that commenced in 1996. The Company has benefited from this recovery. Conversely, an economic downturn in the Asia Pacific region began in 1997 and is still continuing. Customers in the Asia Pacific region account for approximately 10% of the Company's net sales. This downturn has adversely affected production of steel and other metals in the region, which has reduced demand for graphite electrodes and other products used in such production. The Company believes that these adverse impacts include a reduction in customers' inventories of graphite electrodes and such other products as well as their operating rates. The Company believes that net sales of all products to customers in the Asia Pacific region, as well as net sales of graphite electrodes to customers in other regions (such as Eastern Europe, Africa, South America and the Middle East) that typically export steel products into the Asia Pacific region, will be adversely impacted at least through the first half of 1999 by this downturn. The Company also believes that steel production in North America and certain Western European countries has been adversely impacted by significant increases in steel imports. This has caused a reduction in the amount of steel produced in these countries resulting in lower demand for graphite electrodes. The Company believes that these impacts will continue at least through the first half of 1999.

Since 1997, the Company has been subject to antitrust investigations by U.S. and foreign governmental agencies and named as a defendant in related antitrust class actions and antitrust lawsuits. The Company recorded a charge of $340 million ($310 million after tax) against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. In April 1998, pursuant to an agreement with the DOJ, UCAR pled guilty to a one-count charge of violating antitrust laws in the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. Through November 12, 1998, the Company had reached settlements covering, among other claims, substantially all of the actual and potential claims by steelmakers in the United States for antitrust violations in connection with the sale of graphite electrodes. In the aggregate, the fine and settlements are within the amounts used by the Company for purposes of evaluating the $340 million reserve. It is possible that additional investigations and lawsuits may be commenced. Actual liabilities and expenses could be materially higher or lower than such charge.

The Company has also been subject to a shareholder's derivative lawsuit and securities class action. UCAR does not believe that the outcome of the shareholder derivative lawsuit will have a material adverse effect on the Company. The securities class action is still in its early stages and no evaluation of potential liability with respect thereto has yet been made.

                             UCAR INTERNATIONAL INC.

In November 1998, Global's senior secured credit facilities were refinanced and the indenture (the "Subordinated Note Indenture") relating to Global's 12% senior subordinated notes due 2005 (the "Subordinated Notes") was amended. In connection with the refinancing, the Company obtained additional term debt of $210 million and the ability (subject to compliance with applicable covenants, conditions and other terms in the future) to borrow under its revolving credit facility.

As a result of the adoption of the new strategic plan and the refinancing as well as other developments described herein, the Company believes that, under current conditions, it will be able to meet its debt service, trade and other obligations, including currently known obligations for liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, when due.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net sales were $233 million in the 1998 third quarter as compared to sales of $278 million in the 1997 third quarter. This decrease was primarily due to lower net sales of graphite electrodes.

Net sales of graphite electrodes were $162 million in the 1998 third quarter as compared to $204 million in the 1997 third quarter. The decrease in net sales of graphite electrodes was attributable primarily to a decrease of 10,500 metric tons in the volume of graphite electrodes sold to 52,900 metric tons in the 1998 third quarter from 63,400 metric tons in the 1997 third quarter. The reduced volume of graphite electrodes sold represented $32 million of lower net sales. The decrease in the volume of graphite electrodes sold was primarily due to adverse impacts of economic conditions described above.

The average selling price per metric ton (in U.S. dollars and net of changes in currency exchange rates) of the Company's graphite electrodes was $2,971 in the 1998 third quarter as compared to $3,081 in the 1997 third quarter. The decrease in the average selling price was primarily a result of the strengthening of the U.S. dollar during the 1998 third quarter as compared to other currencies in which the Company sells its products. This U.S. dollar strengthening reduced net sales of graphite electrodes in the 1998 third quarter by approximately $9 million.

Net sales of the carbon and graphite specialty group products combined were $71 million in the 1998 third quarter as compared to $74 million in the 1997 third quarter. Net sales of cathodes to the aluminum industry, which are included in the group, were $23 million in the 1998 third quarter as compared to $18 million in the 1997 third quarter. The increase was due primarily to both an increase in the volume of cathodes sold and an increase in average selling price due to changes in the mix of product sold. Net sales of the other products in the group were $48 million in the 1998 third quarter as compared to $56 million in the 1997 third quarter. This decline was primarily a result of reduced demand for these products in the semiconductor, petroleum exploration, transportation, silicon metal and steel industries due to adverse impacts of economic conditions described above.

                             UCAR INTERNATIONAL INC.


Cost of sales were $151 million in the 1998 third quarter as compared to $174 million in the 1997 third quarter. This decrease was due primarily to lower volumes of graphite electrodes sold.

As a result of the changes described above, gross profit was $82 million, or 35.2% of net sales, in the 1998 third quarter as compared to $104 million, or 37.4% of net sales, in the 1997 third quarter. The percentage decline in the gross profit margin in the 1998 third quarter was primarily due to increased raw material and other inventory costs and higher fixed costs per metric ton of graphite electrodes sold. The higher fixed costs per metric ton was due to the fact that substantially the same fixed costs were spread over fewer metric tons sold.

Selling, administrative and other expenses were $27 million in the 1998 third quarter as compared to $25 million in the 1997 third quarter. Such expenses in the 1998 third quarter included a non-recurring charge of $2 million associated with the relocation and related costs of moving to the new corporate headquarters in Nashville, Tennessee.

Other expense (net) was $1 million of expense in the 1998 third quarter as compared to $5 million of expense in the 1997 third quarter period. This change was due primarily to favorable exchange gains on foreign currency transactions.

As a result of the changes described above, as well as the restructuring charge and impairment loss on Russian assets, there was an operating loss of $94 million in the 1998 third quarter as compared to an operating profit of $71 million in the 1997 third quarter.

Interest expense was $19 million in the 1998 third quarter as compared to $17 million in the 1997 third quarter. This increase was primarily due to imputed interest expense on the non-interest-bearing $110 million fine, payable to the DOJ in six annual installments, and an increase in average total debt outstanding. The average total debt outstanding was $772 million with an average interest rate of 8.81% in the 1998 third quarter as compared to $753 million with an average interest rate of 9.00% in the 1997 third quarter.

Provision for income taxes was a tax benefit of $1 million in the 1998 third quarter as compared to tax expense of $17 million in the 1997 third quarter. The income tax benefit in the 1998 third quarter reflects benefits realized from the restructuring charge and impairment loss on Russian assets as well as global integration and other projects. The tax benefits from the restructuring charge and impairment loss are limited because of the nature of those deductions under U.S. federal income tax law and the inability to recapture previously paid income taxes. The effective tax rate excluding the restructuring charge and impairment loss was 30% for the 1998 third quarter as compared to 31% for the 1997 third quarter.

As a result of the changes and other factors described above, there was a net loss of $113 million in the 1998 third quarter as compared to net income of $37 million in the 1997 third quarter.

                             UCAR INTERNATIONAL INC.


NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

Net sales were $725 million in the nine months of 1998 as compared to $806 million in the nine months of 1997. This decrease was primarily attributable to lower net sales of graphite electrodes. Net sales of graphite electrodes accounted for 69% of total net sales in the nine months of 1998 as compared to 71% of total net sales in the nine months of 1997.

Net sales of graphite electrodes were $503 million in the nine months of 1998 as compared to $574 million in the nine months of 1997. The decrease in net sales of graphite electrodes was attributable primarily to a decrease of 15,000 metric tons in the volume of graphite electrodes sold to 160,400 metric tons in the nine months of 1998 from 175,400 metric tons sold in the nine months of 1997. The decrease in the volume of graphite electrodes sold represented $47 million of lower net sales. The decrease in volume of graphite electrodes sold was primarily due to adverse impacts of economic conditions described above.

The average selling price per metric ton (in U.S. dollars and net of changes in currency exchange rates) of the Company's graphite electrodes was $3,034 in the nine months of 1998 as compared to $3,136 in the nine months of 1997. The decrease in such average selling price was primarily a result of the strengthening of the U.S. dollar during the nine months of 1998 as compared to other currencies in which the Company sells its products. This U.S. dollar strengthening reduced net sales of graphite electrodes by approximately $24 million in the nine months of 1998 as compared to the nine months of 1997.

Net sales of the Company's carbon and graphite specialty group products combined were $222 million in the nine months of 1998 as compared to $232 million in the nine months of 1997. Net sales of carbon and graphite cathodes to the aluminum industry remained strong at $67 million in the nine months of 1998 as compared to $62 million in the nine months of 1997. The increase was due primarily to both an increase in the volume of cathodes sold and an increase in average selling price due to changes in the mix of product sold. Net sales of the other products in the group were $155 million in the nine months of 1998 as compared to $170 million in the nine months of 1997 and were adversely impacted by reduced demand for furnace relines and lower productivity in the silicon metal industry due to lower demand from the Asia Pacific region as well as other economic conditions described above.

Cost of sales were $454 million in the nine months of 1998 as compared to $504 million in the nine months of 1997. This decrease was due primarily to lower volumes of graphite electrodes sold.

As a result of the changes described above, gross profit was $271 million, or 37.4% of net sales, in the nine months of 1998 as compared to $302 million, or 37.5% of net sales, in the nine months of 1997.

Selling, administrative and other expenses were $79 million in the nine months of 1998 as compared to $75 million in the nine months of 1997. Such expenses in the nine months of 1998 include a non-

                             UCAR INTERNATIONAL INC.

recurring charge of $2 million associated with the relocation and related costs of moving to the new corporate headquarters in Nashville, Tennessee.

Other expense (net) was $5 million of expense in the nine months of 1998 as compared to $6 million of expense in the nine months of 1997.

As a result of the changes described above, as well as the restructuring charge and impairment loss on Russian assets, operating profit in the nine months of 1998 was $35 million as compared to $214 million in the nine months of 1997.

Interest expense was $54 million in the nine months of 1998 as compared to $48 million in the nine months of 1997. This increase was primarily due to an increase in average total debt outstanding and imputed interest expense on the non-interest-bearing $110 million antitrust fine, payable to the DOJ in six annual installments. The average total debt outstanding was $769 million with an average annual interest rate of 8.69% in the nine months of 1998 as compared to $725 million with an average annual interest rate of 8.90% in the nine months of 1997.

Provision for income taxes was $26 million in the nine months of 1998 as compared to $51 million in the nine months of 1997. The income tax benefit for the nine months of 1998 reflects benefits realized from the restructuring charge and impairment loss on Russian assets as well as global integration and other projects. The tax benefits from the restructuring charge and impairment loss are limited because of the nature of those deductions under U.S. federal income tax law and the inability to recapture previously paid income taxes. The effective tax rate excluding the restructuring charge and impairment charge was 29% for the nine months of 1998 as compared to 31% for the nine months of 1997.

As a result of the changes and other factors described above, there was a net loss of $47 million for the nine months of 1998 as compared to net income of $116 million for the nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATIONS

Cash flow provided by operations was $48 million during the nine months of 1998 as compared to $109 million during the nine months of 1997. This change was primarily due to the fact that net income (before restructuring charge and impairment loss on Russian assets) was $28 million lower in the nine months of 1998 as compared to the nine months of 1997 as well as a decrease in cash flow from working capital that was $31 million greater in the nine months of 1998 than it was in the nine months of 1997. The decrease in cash flow from working capital was primarily due to payments made in the nine months of 1998 in connection with antitrust investigations and related lawsuits and claims that were not made in the nine months of 1997. These payments included the first installment of $20 million paid to the DOJ in connection with the $110 million fine. Decreases in notes and accounts receivable were substantially offset by increases in inventories in the nine months of 1998 as compared to the nine months of 1997, both of which resulted primarily from the decline in net sales due to adverse impacts of economic

                             UCAR INTERNATIONAL INC.


conditions described above. Accounts payable and other accruals declined by $5 million more in the nine months of 1998 than the nine months of 1997, due to decreases in accounts payable which occurred primarily because of a delay in adjusting trade payment practices to reflect lower net sales and decreases in accrued income and other taxes resulting from tax benefits arising under the Company's new strategic plan.

CASH FLOW USED IN INVESTING ACTIVITIES

The Company used $45 million in investing activities in the nine months of 1998 as compared to $184 million in the nine months of 1997. Substantially all of the change is due to the fact that the Company used $124 million in the nine months of 1997 in connection with the purchase of 70% of the equity in Carbone Savoie, an investment in UCAR Electroden to finance the acquisition of the graphite electrode business of EKL, an increase in the investment in UCAR Grafit, and the acquisition of the outstanding shares of EMSA held by the Company's former 50%-joint-venture partner in EMSA. In the nine months of 1998, investing activities consisted primarily of $40 million (as compared to $46 million in the nine months of 1997) of capital expenditures, a portion of which was used to complete cost reduction and operating efficiency projects begun in prior years, and $7 million (as compared to $15 million in the nine months of 1997) of net purchases of short-term investments by the Company's Brazilian subsidiary.

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Cash flow provided by financing activities was $26 million in the nine months of 1998 as compared to $52 million in the nine months of 1997. In the nine months of 1998, financing activities consisted primarily of net total borrowings of $25 million under Global's senior secured credit facilities prior to and in connection with obtaining a limited waiver in April 1998, including the repayment of a short-term loan of approximately $38 million to the Company's Russian subsidiary that was refinanced on a long-term basis under Global's senior secured credit facilities. The borrowings were used primarily to finance the increase in working capital.

In the nine months of 1997, financing activities consisted primarily of net long-term borrowings of $67 million under the Global's senior secured credit facilities and borrowings of $11 million of other long-term debt to finance a portion of the acquisition of the Acquired Companies, net short-term borrowings of $18 million by certain foreign subsidiaries to meet local cash needs, and $52 million of purchases of treasury stock.

LEVERAGE AND REFINANCING

The Company is highly leveraged. The Company's indebtedness may increase and its liquidity may decrease in connection with, among other matters, liabilities and expenses arising out of investigations, lawsuits and claims described herein and in the Prior Reports. At September 30, 1998, the Company had total debt of $760 million and a stockholders' deficit of $318 million as compared to total debt of $732 million and a stockholders' deficit of $246 million at December 31, 1997. At September 30, 1998, cash,

                             UCAR INTERNATIONAL INC.


cash equivalents and short-term investments were $113 million as compared to $78 million at December 31, 1997.

In November 1998, Global's senior secured credit facilities were refinanced and the Subordinated Note Indenture was amended. The refinancing consisted of the addition of a new $210 million senior secured tranche C term debt facility (the "Tranche C Facility") to the existing senior secured credit facilities (the "Existing Facilities") and the amendment of the Existing Facilities. The representations, warranties, covenants and events of default applicable to the Tranche C Facility and the Existing Facilities, as amended (the "Amended Facilities" and, together with the Tranche C Facility, the "Facilities") are the same.

The Tranche C Facility provides for U.S. dollar denominated term loans of $125 million to Global and U.S. dollar denominated term loans of $85 million to UCAR S.A., Global's wholly owned Swiss subsidiary. The Tranche C Facility amortizes over five years with nominal quarterly installments during the first four years and quarterly installments aggregating $206 million in the fifth year, with the final installment payable on December 31, 2003.

After the refinancing, the interest rate applicable to the tranche A term debt facility (the "Tranche A Term Facility") and the revolving credit facility (the "Revolving Facility") under the Facilities is, at Global's option, either adjusted LIBOR (as defined) plus a margin ranging from 2.25% to 2.75% (depending on the ratio of the sum of total debt plus reserves in respect of litigation liabilities to EBITDA (each, as defined)) or an alternate base rate (as defined) plus a margin ranging from 1.25% to 1.75% (depending on such ratio). In addition, after the refinancing, the interest rate applicable to the tranche B term debt facility (the "Tranche B Term Facility") under the Facilities and the Tranche C Facility is either adjusted LIBOR plus 3.25% or the alternate base rate plus 2.25%. Further, after the refinancing, Global pays a per annum fee ranging from 2.25% to 2.75% (depending on such ratio) of the aggregate face amount of letters of credit outstanding under the tranche A letter of credit facility (the "Tranche A Letter of Credit Facility") under the Facilities or the Revolving Facility and a per annum fee of 0.50% on the unused portion of the commitments under the Revolving Facility. The effect of the refinancing is to increase the interest rates and commitment fees which would otherwise have been payable by the Company.

After the refinancing, mandatory prepayments of loans and mandatory reductions of letters of credit in respect of consolidated excess cash flow (as defined) are required in an amount of between 50% and 75% (depending on such ratio) of consolidated excess cash flow after giving effect to certain debt service and voluntary prepayments. The effect of the refinancing is to increase the percentage of consolidated excess cash flow required to be applied to such prepayments and reductions. In addition, after the refinancing, there is a call premium of 101% applicable to prepayments of loans under the Tranche B Facility or the Tranche C Facility prior to December 31, 1999.

The refinancing effected other changes to the Facilities to make covenants generally more restrictive and to broaden the scope of security interests and intercompany guarantees previously granted by the Company. In addition, among other things, as a condition to each borrowing under the Facilities, the

                             UCAR INTERNATIONAL INC.

Company is required to represent that the sum (calculated as provided in the Facilities) of litigation payments and reserves in respect of litigation liabilities (each, as defined) has not and is not reasonably expected to exceed $400 million. If the Company were unable to make that representation (or the other required representations), the Company would not be able to make such a borrowing. Certain provisions of the Amended Facilities have the effect of permanently waiving, in certain respects, compliance with certain covenants and modifying certain representations relating to compliance with laws, absence of material legal proceedings and absence of material adverse changes in the business, financial condition or results of operations of the Company insofar as they relate to significant legal proceedings described herein and in the Prior Reports. As a result, the Company will have the ability (subject to compliance with applicable covenants, conditions and other terms in the future) to borrow under the Revolving Facility. After giving effect to the initial use of proceeds from the Tranche C Facility, $179 million is available for borrowing under the Revolving Facility.

In November 1998, the Subordinated Note Indenture was amended to exclude the $340 million charge from the definition of consolidated cash flow therein, to limit the amount of bank indebtedness (as defined) which may be incurred pursuant to certain provisions thereof and to broaden the ability of domestic and foreign subsidiaries to be borrowers under and guarantors of Global's senior credit facility. The effect of these amendments was to facilitate the refinancing of the Existing Facilities.

PLANS TO MANAGE LIQUIDITY

Debt (net of cash, cash equivalents and short-term investments and excluding the reserve created by the $340 million charge) was $647 at September 30, 1998 as compared to $644 million at September 30, 1997 and $672 million at June 30, 1998. Free cash flow, as measured by the change in net debt, from June 30, 1998 to September 30, 1998 was $25 million ($45 million, excluding the $20 million payment to the DOJ), notwithstanding adverse impacts of economic conditions described above. The Company believes that its ability to generate such free cash flow is due in part to its strong focus on cash management and its low cost supplier strategy. In addition, the Company has adopted a new strategic plan which is expected to generate, under current conditions, annual cost reductions of approximately $80 million in 1999, approximately $115 million in the year 2000 and approximately $135 million in the year 2001. The Company believes that these cost reductions will finance substantially all of cash expenditures and capital expenditures in the remainder of 1998 and 1999 contemplated under the plan. Accordingly, as a result of the developments described herein, the Company believes that, under current conditions, it will be able to meet its debt service, trade and other obligations, including currently known obligations for liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, when due in the ordinary course.

YEAR 2000

The year 2000 issue results from the fact that many computer programs were written using two rather than four digits to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. this could result in processing errors, miscalculations or failures causing disruptions of operations, including, among other

                             UCAR INTERNATIONAL INC.

things, temporary inability to process transactions or otherwise engage in similar normal business act.

The Company is currently addressing the Year 2000 issue by reviewing and then replacing or modifying, as appropriate, its existing systems, both domestic and international. The Company currently believes that, with such replacements and modifications, the Year 2000 issue will not pose significant operational problems for the Company. It is anticipated that all Year 2000 compliance efforts will be completed by June 30, 1999, allowing adequate time for testing. Management also plans to review its external relationships to address potential Year 2000 issues arising from relationships with significant customers, suppliers and service providers.

Contingency plans are being considered and will be in place, as required, by the third quarter of 1999 in the event that the corporation is at risk in regard to suppliers, customers or its own internal hardware and software. Contingency plans will include, but will not be limited to, consideration of alternative sources of supply, customer communication plans, and plant and business response plans.

The Company expects to complete the replacements and modifications by mid-1999, which is prior to any anticipated impact on its systems. The cost of such modifications and replacements, which are being expensed as incurred, is not expected to be material to the Company. The Company currently estimates that these costs will be less than $2 million.

ASSESSMENT OF THE EURO

On January 1, 1999, eleven of fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. UCAR's operating subsidiaries affected by the euro conversion are establishing plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems to accommodate euro-denominated transactions and the impact of one common currency on pricing. The Company believes that, under current conditions, the conversion of various European currencies into the Euro will not have a material adverse affect on the Company.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.


ITEM 1.   LEGAL PROCEEDINGS

ANTITRUST INVESTIGATIONS

In 1997, the Company was served with subpoenas issued by the United States District Court for the Eastern District of Pennsylvania (the "District Court") to produce documents to a grand jury convened by attorneys for the DOJ and a related search warrant in connection with a criminal investigation as to whether there has been any violation of U.S. federal antitrust laws by producers of graphite electrodes. Concurrently, representatives of Directorate General IV of the European Union, the antitrust enforcement authorities of the European Union (the "EU authorities"), visited offices of the Company's French subsidiary for purposes of gathering information in connection with an investigation as to whether there has been any violation of Article 85-1 of the Treaty of Rome, the antitrust law of the European Union, by such producers. Subsequently, the Company was served with subpoenas by the DOJ to produce documents relating to, among other things, its carbon electrode and bulk graphite businesses. In December 1997, UCAR's Board of Directors appointed a special committee of outside directors, consisting of John R. Hall and R. Eugene Cartledge, to exercise the power and authority of UCAR's Board of Directors in connection with antitrust investigations and related lawsuits and claims. On April 24, 1998, pursuant to an agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from 1993 until January 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares worldwide, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. In addition, pursuant to the agreement, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, respectively, commencing July 23, 1998. The agreement was approved by the District Court and, as a result, the Company will not be subject to prosecution by the DOJ with respect to any other violations of the U.S. federal antitrust laws occurring prior to April 24, 1998. The payment due July 23, 1998 was timely made. The plea has made it more difficult for the Company to defend against other investigations as well as civil lawsuits and claims.

In April 1998, the Company became aware that the Canadian Competition Bureau (the "Competition Bureau") had commenced a criminal investigation as to whether there has been any violation of the Canadian Competition Act (the "Canadian Act") by producers of graphite electrodes. Counsel has advised the Company that any claim against UCAR arising out of the investigation would most likely be brought under Section 45 of the Canadian Act, which prohibits conspiring to fix prices. Under Section 45, the maximum fine for each violation is Cdn$10 million.
Section 46 of the Canadian Act prohibits implementation of a conspiracy to fix prices. Counsel has advised the Company that the Company's Canadian subsidiary (but not UCAR) could be charged under Section 46 to the extent that it is found to have followed the directives of a party to such a conspiracy. Under Section 46, the amount of the fine is discretionary and there is no maximum. The Company has been required by the Competition Bureau to produce documents and witnesses in Canada.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.


In June 1998, the Company became aware that Japanese antitrust authorities had commenced an investigation of producers and distributors of graphite electrodes. The Company has no facilities or employees in Japan and has not sold a material quantity of graphite electrodes in Japan. The independent distributor of the Company's products in Japan has, however, been required to produce documents and witnesses in Japan.

The Company has been and intends to continue to vigorously protect its interests in connection with the ongoing investigations. The Company may, however, at any time settle any possible charges. The Company is cooperating with the EU authorities and the Competition Bureau in their investigations.

CIVIL ANTITRUST LAWSUITS

In 1997, UCAR and other producers of graphite electrodes were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint in the District Court entitled IN RE GRAPHITE ELECTRODES ANTITRUST LITIGATION (called the "antitrust class action lawsuit"). In the consolidated complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust laws and seek, among other things, an award of treble damages resulting from such alleged violations. In the consolidated complaint, the proposed class consists of all persons who purchased graphite electrodes in the United States (called the "class") directly from the defendants during the period from January 1, 1992 through August 15, 1997 (called the "class period"). In 1998, UCAR and other producers of graphite electrodes were served with a complaint by 27 steelmakers in the United States commencing a separate civil antitrust lawsuit in the District Court (called the "opt-out lawsuit").

In 1998, UCAR, other producers of graphite electrodes, Union Carbide Corporation and Mitsubishi Corporation were served with a complaint by Nucor Corporation and an affiliate commencing a civil antitrust and fraudulent transfer lawsuit (called the "Nucor lawsuit"). In the complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust laws and that Union Carbide Corporation and Mitsubishi Corporation violated applicable state fraudulent transfer laws. The complaint seeks, among other things, an award of treble damages resulting from such alleged antitrust violations and an order to have payments made by UCAR to Union Carbide Corporation and Mitsubishi Corporation in connection with the Company's leveraged recapitalization in January 1995 declared to be fraudulent conveyances and returned to UCAR for purposes of enabling UCAR to satisfy any judgments resulting from such alleged antitrust violations.

Certain other steelmakers in the United States and Canada have also served the Company or its Canadian subsidiary, respectively, with complaints commencing civil antitrust lawsuits in various courts (called the "other lawsuits"). The Company and other producers of graphite electrodes have been named as defendants in some or all of such complaints. Such complaints allege that the defendants violated applicable antitrust laws and seek, among other things, an award of treble damages (in the case of lawsuits in the United States) or actual damages (in the case of lawsuits in Canada) resulting from such alleged violations. Under Canadian antitrust law (unlike U.S. federal antitrust law), there is no provision

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.

for an award of treble damages resulting from antitrust violations. The Company is aware of other antitrust lawsuits in which other producers of graphite electrodes (but not the Company) are defendants.

Through November 12, 1998, the Company had entered into agreements to settle the antitrust class action, the opt-out lawsuit and the Nucor lawsuit as well as certain of the other lawsuits and antitrust claims by certain other steelmakers who negotiated directly with the Company. The settlements cover, among other claims, substantially all of the actual and potential claims by steelmakers in the United States arising out of alleged antitrust violations occurring prior to the date of the respective agreements in connection with the sale of graphite electrodes. The aggregate amount of these settlements has been within the amounts used by the Company for the purposes of evaluating the $340 million reserve described below. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. At November 12, 1998, the aggregate unpaid balance under these settlements was approximately $108 million, which the Company expects to fund using net cash flow from operations, cash and cash equivalents, short-term investments and borrowings under the Revolving Facility. The aggregate amount of the settlements and percentage of covered claims could vary depending on the steelmakers who are ultimately included in the class and the amount of their purchases of graphite electrodes. If aggregate purchases of graphite electrodes during the class period by steelmakers who are ultimately included in the class total less than a specified threshold, the Company has the option to withdraw from the settlement of the antitrust class action. The Company is obligated to encourage all steelmakers who could be included in the class (called "potential class members") to join the class. The Company currently expects that most of the potential class members will be included in the class and, accordingly, will be covered by the settlement.

The other lawsuits that have not been settled are still in their early stages. The Company intends to vigorously defend against these lawsuits. The Company may at any time, however, settle these lawsuits and is actively negotiating with plaintiffs' counsel, as well as other steelmakers who are not parties to any lawsuit and wish to enter into separate settlements with the Company, to settle their lawsuits and claims.

SHAREHOLDER DERIVATIVE LAWSUIT

In March 1998, UCAR was served with a complaint commencing a shareholder derivative lawsuit in the Connecticut Superior Court (Judicial District of Danbury). Robert P. Krass, former Chairman of the Board, President and Chief Executive Officer, Robert J. Hart, former Senior Vice President and Chief Operating Officer, William P. Wiemels, then Vice President and Chief Financial Officer, Peter B. Mancino, General Counsel, Vice President and Secretary, and Fred C. Wolf, then Vice President, Administration and Strategic Projects, together with Robert D. Kennedy, current Chairman of the Board, and Messrs. Cartledge and Hall, current directors and Glenn H. Hutchins, Howard A. Lipson, Peter G. Peterson and Stephen A. Schwarzman, former directors, are named as defendants. UCAR is named as a nominal defendant. The plaintiff named in the complaint is David Jaroslawicz. In the complaint, the plaintiff alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by the Company and its employees with antitrust laws. The plaintiff also alleges that certain of the defendants sold common stock while in possession of materially adverse non-public information

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.

relating to such non-compliance with antitrust laws. The complaint seeks recovery for UCAR of damages to the Company resulting from such alleged breaches and sales. In May 1998, UCAR and the individual defendants filed a motion to dismiss the complaint on the grounds that plaintiff failed to make a demand upon UCAR's Board of Directors prior to commencing the lawsuit and to sufficiently allege that such a demand would have been futile. In response to the motion, plaintiff requested and obtained from the Court permission to file an amended complaint. The amended complaint was served in July 1998. A second motion to dismiss has been filed. This lawsuit is in its early stages. Counsel has, however, advised the Company that the lawsuit is being pursued for recovery from the individual defendants on behalf of (and payable to) UCAR and that any indemnification obligations which UCAR may have to the individual defendants would result from judgments or settlements in favor of UCAR. As a result, UCAR does not believe that the outcome of this lawsuit will have a material adverse effect on the Company. No provision for any liability related to this lawsuit has been made in the Consolidated Financial Statements.

SECURITIES CLASS ACTION LAWSUIT

In April and May 1998, complaints commencing securities class actions were filed in the United States District Court for the District of Connecticut. The complaints have been consolidated into a single complaint and the Florida State Board of Administration has been designated as lead plaintiff (without prejudice to defendants' right to contest such designation on the basis that such plaintiff would not be an adequate class representative). A consolidated amended complaint was served in September 1998. The defendants named in such complaint are UCAR , David A. Stockman, a former director, and each of Messrs. Krass, Hart, Mancino, Wiemels, Wolf, Hutchins, Kennedy, Lipson, Peterson and Schwarzman. The proposed class consists of all persons who purchased common stock during the period from August 1995 through March 1998. Such complaint alleges that, during such period, the defendants violated U.S. federal securities laws in connection with purchases and sales of common stock by failing to disclose alleged violations of antitrust laws. Such complaint seek, among other things, to recover damages resulting from such alleged violations. UCAR expects to respond to such complaint with a motion to dismiss. This lawsuit is in its early stages and no evaluation of liability related to this lawsuit can yet be made. No provision for any liability related to this lawsuit has been made in the Consolidated Financial Statements.

OTHER

It is possible that additional investigations and civil lawsuits relating to the subject matter of those described above seeking, among other things, to impose fines and penalties or recover damages could be commenced against the Company in the United States and in other jurisdictions.

UCAR owns a directors and officers liability insurance policy that may be applicable to the securities class action lawsuit and the shareholder derivative lawsuit. The insurance policy provides coverage to the individual defendants of $75 million for non-indemnifiable claims and $65 million for indemnifiable claims. Although no assurance can be given that such will be the case, the insurance policy may relieve a portion of any liabilities or expenses that UCAR may incur with respect to these lawsuits.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.


The Company is involved in various other legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these other proceedings, the Company believes that the ultimate disposition of such other proceedings will not have a material adverse effect on the Company.

EARNINGS CHARGE

The Company recorded a charge of $340 million ($310 million after tax) against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Actual liabilities and expenses could be materially higher or lower than such amount.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)    EXHIBITS

       The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

       EXHIBIT
       NUMBER                DESCRIPTION OF EXHIBIT

        4.2 First Supplemental Indenture dated as of November 12, 1998 among UCAR International Inc., UCAR Global Enterprises Inc. and United States Trust Company of New York, as Trustee

        10.23 Employment Agreement made as of June 22, 1998 between UCAR International Inc. and Gilbert E. Playford

        27.1 Financial Data Schedule for the third quarter of 1998 (for Commission use only)

        27.2 Restated Financial Data Schedule for the third quarter of 1997 (for Commission use only)


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



                                          UCAR INTERNATIONAL INC.


Date:  November 16, 1998                  By:  /s/ Corrado F. De Gasperis
                                               --------------------------
                                               Corrado F. De Gasperis
                                               Controller
                                              (Principal Accounting and
                                               Information Officer)

                            UCAR INTERNATIONAL INC.

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                DESCRIPTION OF EXHIBIT

        4.2 First Supplemental Indenture dated as of November 12, 1998 among UCAR International Inc., UCAR Global Enterprises Inc. and United States Trust Company of New York, as Trustee

        10.23 Employment Agreement made as of June 22, 1998 between UCAR International Inc. and Gilbert E. Playford

        27.1 Financial Data Schedule for the third quarter of 1998 (for Commission use only)

        27.2 Restated Financial Data Schedule for the third quarter of 1997 (for Commission use only)