Form 10-K405
period 1998-12-31
UCAR INTERNATIONAL INC
filed 1999-03-26
CIK 931148

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K
                FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


(MARK ONE)
|X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
   OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
|_|   TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: (1-13888)


                             UCAR INTERNATIONAL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Delaware                                                  06-1385548
 (STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)


   Suite 1100, 3102 West End Avenue                                 37203
        Nashville, Tennessee                                      (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 760-8227


         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME  OF  EACH  EXCHANGE
            TITLE OF EACH CLASS                         ON WHICH REGISTERED:
Common stock, par value $.01 per share                 New York Stock Exchange



         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant'S knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    As of March 1, 1999, 45,312,334 shares of common stock were outstanding. The aggregate market value of the outstanding common stock as of March 1, 1999 (based upon the closing sale price of the common stock on the New York Stock Exchange on such date) held by non-affiliates of the registrant was $496 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information required under Part III is incorporated by reference from the UCAR International Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999, which will be filed on or about March 26, 1999.
================================================================================

                              TABLE OF CONTENTS
                                                                            PAGE

PRELIMINARY NOTES............................................................1
   Important Terms...........................................................1
   Presentation of Financial, Market and Legal Data..........................1

PART I.......................................................................3
   Item 1. Business..........................................................3
   Introduction..............................................................3
   Risk Factors..............................................................6
   Corporate History........................................................11
   Markets and Industry Overview............................................14
   Manufacturing Processes..................................................18
   Products.................................................................21
   Raw Materials and Suppliers..............................................22
   Sales and Customer Service; Research and Development.....................22
   Distribution.............................................................23
   Patents and Trademarks...................................................24
   Competition..............................................................24
   Environmental Matters....................................................26
   Insurance................................................................27
   Employees................................................................28

   Item 2. Properties.......................................................28

   Item 3. Legal Proceedings................................................29

   Item 4. Submission of Matters to a Vote of Security Holders..............35

PART II.....................................................................36
   Item 5. Market for Registrant's Common Stock and Related Stockholder
   Matters..................................................................36
   Market Information.......................................................36
   Dividend and Stock Repurchase Policies and Restrictions..................37
   Recent Sales of Unregistered Securities..................................38

   Item 6. Selected Financial Data..........................................38

   Item 7. Management's Discussion and Analysis of Financial Condition and
   Results of Operations....................................................41
   General..................................................................41
   Results of Operations....................................................45
   Effects of  Inflation....................................................51
   Effects of Changes in Currency Exchange Rates............................52
   Liquidity and Capital Resources..........................................53
   Restrictions on Dividends and Stock Repurchases..........................61

                                                                           PAGE

   Accounting Changes.......................................................62
   Year 2000 Issue..........................................................63
   Assessment of the Euro...................................................64
   Costs Relating to Protection of the Environment..........................64

   Item  7A. Quantitative and Qualitative Disclosures About Market Risks....65

   Item 8.  Financial Statements and Supplementary Data.....................66

   Item 9.Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure....................................................114

PART III...................................................................114
   Items 10 to 13 (inclusive)..............................................114
   Executive Officers and Directors........................................114

PART IV....................................................................118
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on
   Form 8-K................................................................118

SIGNATURE..................................................................125

EXHIBIT INDEX..............................................................127

                                PRELIMINARY NOTES

    IMPORTANT TERMS

    We use the following terms to identify various companies or groups of companies, markets or other matters. These terms help to simplify the presentation of information in this Report.

    UCAR refers to UCAR International Inc. only. UCAR is the issuer of the publicly traded common stock covered by this Report.

    UCAR GLOBAL refers to UCAR Global Enterprises Inc. only. UCAR Global is a holding company and a direct wholly owned subsidiary of UCAR. UCAR Global is the only subsidiary directly owned by UCAR. UCAR Global is the issuer of our outstanding 12% senior subordinated notes due 2005 (the "SUBORDINATED NOTES") and is the primary borrower under our senior secured bank credit facilities (the "SENIOR BANK FACILITIES").

    UCAR GROUP, WE, US or OUR refers collectively to UCAR, its subsidiaries and its and their predecessors to the extent that those predecessor's activities related to the carbon and graphite business.

    SUBSIDIARIES refers to those companies which, at the relevant time, were majority-owned or wholly owned directly or indirectly by UCAR or its predecessors described above. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) since January 1, 1996, except for our German subsidiary and Carbone Savoie S.A.S. ("CARBONE SAVOIE"), both of which have been 70%-owned since we acquired them in early 1997, and except for our South African subsidiary, which was 50% owned until April 1997.

    HOME MARKETS refer to North America, Western Europe, Brazil and South Africa. We have major manufacturing facilities located in each of these markets, and these are our largest markets.

    FREE TRADING MARKETS refer to the entire world, excluding China, the former Soviet Union, India and Eastern Europe. We sometimes use this term when describing markets for various products because information about excluded markets is believed to be unreliable or not readily available.

    PRESENTATION OF FINANCIAL, MARKET AND LEGAL DATA

    Separate consolidated financial statements of UCAR Global are not presented in this Report because they would be substantially the same as those of UCAR.

    We present financial information for the UCAR Group on a consolidated basis. We use the equity method to account for 50% or less-owned interests and we do not restate financial information for periods prior to the acquisition of subsidiaries. This means that, prior to April 1997, financial information of our South African subsidiary is only reflected on the single line in the consolidated financial statements entitled "UCAR share of net income from company carried at equity." For the same reason, financial information for our German subsidiary and Carbone Savoie is consolidated on each line of the Consolidated Financial Statements and the equity of the other 30% owners in those subsidiaries is reflected on the single line entitled "minority stockholders' share of income."

    References to cost in the context of our low-cost producer strategy do not include the unusual or non-recurring charges identified in the Consolidated Financial Statements on the lines entitled "antitrust investigations and related lawsuits and claims," "restructuring charge" or "impairment loss on Russian assets" or the impact of accounting changes.

    Unless otherwise noted, all cost savings and reductions described in this Report are estimates based on a comparison to costs in 1998 and on the assumption that net sales and other operating conditions are the same in 1999 as they were in 1998.

    Neither any statements in this Report nor any charge taken by the UCAR Group relating to any legal proceedings constitute an admission as to any wrongdoing or liability.

                                     PART I

ITEM 1. BUSINESS

    INTRODUCTION

    We are the largest manufacturer of graphite and carbon electrodes and cathodes in the world, with sales in over 80 countries and manufacturing facilities on four continents.

    Graphite electrodes, our principal product, are used primarily in the production of steel in an electric arc furnace, the steelmaking technology used by virtually all "mini-mills," as well as for refining steel in ladle furnaces and in other refining processes. Graphite electrodes accounted for about 73% of our net sales in 1996, 72% of our net sales in 1997 and 69% of our net sales in 1998.

    Carbon electrodes are used primarily in the production of silicon metal, which is used in the manufacture of aluminum. Carbon electrodes accounted for about 6% of our net sales in 1996, 5% of our net sales in 1997 and 5% of our net sales in 1998.

    Graphite and carbon cathodes are both used as lining for furnaces that smelt aluminum. Cathodes accounted for about 2% of our net sales in 1996, 8% of our net sales in 1997 and 10% of our net sales in 1998.

    We also manufacture other graphite and carbon products as well as flexible graphite and cooling systems and components for steelmaking furnaces and other high temperature applications. These products accounted for about 19% of our net sales in 1996, 16% of our net sales in 1997 and 16% of our net sales in 1998.

    BACKGROUND. Electrodes act as conductors of electricity in a furnace, generating sufficient heat to melt scrap metal or other raw materials used to produce steel, silicon metal or other materials. The electrodes are gradually consumed in the course of that production.

    Graphite electrodes are used primarily in the production of steel in an electric arc furnace. On average, one electrode must be replaced in an electric arc furnace every eight to ten operating hours. Graphite electrodes are currently the only products available that have the high levels of electrical conductivity and the capability of sustaining the high levels of heat required in an electric arc furnace. Demand for graphite electrodes is directly related to the amount of electric arc furnace steel produced.

    Electric arc furnace steel production has, for many years, been the growth sector of the steel industry. In 1998, it accounted for about 34% of total steel production, according to Company and industry estimates.

    Over the past two decades, electric arc furnace steelmaking has become more efficient. This improved efficiency has resulted in a decrease in the quantity of graphite electrodes consumed per metric ton of steel produced (known as "SPECIFIC CONSUMPTION"). During the period from the early 1990's through late

1997, increased levels of electric arc furnace steel production more than offset the decrease in specific consumption. This resulted in increased demand for graphite electrodes.

    Throughout 1998 and continuing into 1999, global economic conditions have adversely impacted steel production, including steel produced in electric arc furnaces. As a result, demand for graphite electrodes has declined. We cannot predict either the timing or extent of changes in global economic conditions. If, however, global economic conditions over the long term are similar to those of the past two decades, we believe that worldwide production of steel in electric arc furnaces will continue to grow over the long term at its historical annual trendline growth rate of 4% and that, as a result, worldwide demand for graphite electrodes will grow over the long term at an average annual rate of 1% to 2%.

    Presently, in the free trading markets, there is one other global manufacturer of electrodes and there are, in total, eight other manufacturers of graphite electrodes.

    OVERVIEW OF RECENT DEVELOPMENTS. As a result of the adoption of a global restructuring and rationalization plan and the completion of a major debt refinancing as well as other developments described in this Report, we believe that, under current conditions, we will be able to fully implement our strategies and meet our debt service, trade and other obligations, including currently known obligations for liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, when due.

    GLOBAL RESTRUCTURING AND RATIONALIZATION PLAN. In September 1998, UCAR's Board of Directors adopted a global restructuring and rationalization plan. The plan is intended to enhance stockholder value by focusing on optimizing margins, maximizing cash flow, generating growth in earnings and strengthening competitiveness through operating and overhead cost reduction and plant rationalization. The plan is also intended, over the long term, to strengthen our position as a low cost producer supplying the steel and metals industries and, over the near term, to respond to global economic conditions that are adversely impacting our customers. We believe that, under current conditions, the plan will have a positive impact on earnings in the second half of 1999.

    The key elements of the plan consist of:

o Rationalization of manufacturing operations, including closure of higher cost operations in Germany and Canada and downsizing of operations in Russia.

o Centralization and consolidation of administrative functions, including relocation of our corporate headquarters to Nashville, Tennessee and centralization of our European administrative activities in Lausanne, Switzerland.

o      Implementation of more than 150 identified cost reduction projects.

    We estimate that the plan will generate permanent annual cost savings at a rate of about $80 million by the end of 1999, $111 million by the end of 2000 and $135 million by the end of 2001, reduce working capital needs and improve efficiencies. We anticipate achieving about $64 million of annual savings in 1999.

    The plan resulted in a 1998 third quarter restructuring charge of $86 million ($77 million after income tax). The plan also included the rationalization and downsizing of our Russian operations. We recorded an impairment loss on long-lived Russian assets of $60 million.

    As part of the plan, we are seeking to divest or joint venture part or all of our graphite and carbon specialties business (which is part of our graphite and carbon product business segment) on acceptable terms. No assurance can be given that any divestiture or joint venture will be completed or as to timing or terms of any such transaction.

    REFINANCING. In November 1998, the Senior Bank Facilities were refinanced and the indenture governing the Subordinated Notes (the "SUBORDINATED NOTE INDENTURE") was amended. In connection with the refinancing, we obtained additional term debt of $210 million.

    Following the refinancing, the covenants under the Senior Bank Facilities are more restrictive than they had been prior to the time when we recorded the $340 million charge described below. The covenants do, however, allow us to implement our global restructuring and rationalization plan. Further, the covenants do not restrict our ability to draw on our revolving credit facility unless payments and reserves with respect to the litigation matters described below exceed $400 million (adjusted for certain imputed interest expense).

    LITIGATION MATTERS. Since 1997, we have been served with subpoenas, search warrants and information requests by antitrust authorities in the United States and elsewhere in connection with investigations as to whether there has been any violation of antitrust laws by producers of graphite electrodes. In addition, antitrust class action and other civil lawsuits have been commenced against us and other producers of graphite electrodes in the United States and Canada. We recorded a charge against results of operations for 1997 in the amount of $340 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. UCAR has also been named as a nominal defendant in a shareholder derivative lawsuit and is a defendant in a securities class action lawsuit, each of which is based, in part, on the subject matter of the antitrust investigations, lawsuits and claims. It is possible that antitrust investigations in other jurisdictions and additional civil lawsuits could be commenced.

    In April 1998, pursuant to a plea agreement with the Antitrust Division of the United States Department of Justice (the "DOJ"), UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. In March 1999, pursuant to a plea agreement with the Canadian Competition Bureau, our Canadian subsidiary pled guilty to a one-count charge of violating Canadian antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn.$11 million. The guilty pleas have made it more difficult to defend against other investigations, lawsuits and claims. Through March 25, 1999, we have settled virtually all of the actual and potential graphite electrode antitrust claims by steelmakers in the United States and Canada as well as antitrust claims by certain other steelmakers. In the aggregate, the above mentioned fines and settlements are within the amounts we used for purposes of evaluating the $340 million charge. Actual liabilities and expenses could be materially higher than such charge. We do not believe that the outcome of the shareholder derivative lawsuit will have a material adverse effect on us. The securities class action is still in its early stages and no evaluation of potential liability can yet be made.

    RISK FACTORS

    Investors in the common stock should consider carefully the following factors in addition to other information included in this Report.

    WE ARE DEPENDENT ON GLOBAL STEEL AND OTHER METALS INDUSTRIES AND ARE DIRECTLY AFFECTED BY CHANGES IN GLOBAL AND REGIONAL ECONOMIC CONDITIONS. Our principal products, graphite electrodes, are sold primarily to the electric arc furnace steel production industry. Many of our other products are sold primarily to other metals industries. All of these are global basic industries, and customers in these industries are located in virtually every industrialized country in the world. As a result, our customers are impacted by changes in global and regional economic conditions. This, in turn, impacts demand for and, to a lesser extent, prices of our products. Accordingly, we are directly affected by changes in global and regional economic conditions.

    The electric arc furnace steel industry has been for many years the growth sector of the steel industry. Although the steel industry as a whole is generally cyclical, the electric arc furnace steel sector has been less so. While we believe that the electric arc furnace steel industry will continue to be the growth sector of the steel industry, no assurance can be given that this will be the case. In addition, even if there is growth in the electric arc furnace steel industry, no assurance can be given that there will be growth in demand for graphite electrodes.

    As a result of global economic conditions, demand for graphite electrodes and some of our other products declined in 1998. No assurance can be given as to the timing or extent of any change in those conditions which could affect demand for our products in the future.

    WE ARE SUBJECT TO RISKS ASSOCIATED WITH INVESTIGATIONS, LAWSUITS AND CLAIMS WHICH MAY ADVERSELY IMPACT US. Since 1997, we have been subject to antitrust investigations, lawsuits and claims, a shareholder derivative lawsuit and securities class action lawsuits. We recorded a charge of $340 million against results of operations for 1997 as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. No reserves have been established for the shareholder derivative or securities class action lawsuits.

    We have resolved the antitrust investigations in the United States and Canada and settled virtually all of the antitrust claims by steelmakers in the United States and Canada in connection with the sale of graphite electrodes. These have been within the amounts used by us to evaluate the $340 million charge. No assurance can be given, however, that remaining liabilities and expenses in connection with antitrust investigations and related lawsuits and claims will not exceed the remaining balance of such reserve. In addition, while we do not believe that the shareholder derivative lawsuit will have a material adverse effect on us, no assurances can be given that the securities class action lawsuit will not have a material adverse effect on us.

    WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR SUBSTANTIAL LEVERAGE AND OTHER OBLIGATIONS. We are highly leveraged and we have substantial obligations in connection with antitrust, shareholder derivative and securities investigations, lawsuits and claims. We had an aggregate of $804 million of outstanding indebtedness, a majority of which had variable interest rates, and a stockholders' deficit of $287 million at December 31, 1998.

    Our indebtedness and these obligations could have important consequences, including the following:

    o our ability to restructure our existing debt or obtain additional debt financing for working capital, capital expenditures, payment of these obligations or general corporate or other purposes may be impaired in the future;

 o a substantial portion of our cash flow from operations must be dedicated to debt service and payment of these obligations, thereby reducing the funds available to us for other purposes;

 o we may have substantially more leverage and obligations in connection with these investigations, lawsuits and claims than certain of our competitors, which may place us at a competitive disadvantage;

 o our leverage and these obligations may hinder our ability to adjust rapidly to changing market conditions or other events; and

 o our substantial leverage and these obligations makes us more vulnerable in the event of a downturn in general economic conditions or our business or in the event that these obligations are greater than expected.

    Our ability to service our debt and meet these and other obligations as they come due will depend on our future financial and operating performance. This in turn, is subject to, among other things, changes in the graphite and carbon products industry, prevailing economic conditions and certain financial, business and other factors beyond our control, including interest rates. These obligations have in the past and may have in the future a material adverse impact on our working capital, cash flow and liquidity. In this regard, the plea agreement with the DOJ will assist us in our efforts to meet our obligations as they become due since the plea agreement permits us to pay the balance of $110 million non-interest-bearing fine in five annual installments. If our cash flow and capital resources are insufficient to enable us to meet our debt service, trade credit and other obligations as they become due, the failure to meet such obligations could have a material adverse effect on us.

    WE HAVE RESTRICTIVE DEBT COVENANTS WHICH COULD SIGNIFICANTLY AFFECT THE WAY IN WHICH WE CONDUCT OUR BUSINESS. The Senior Bank Facilities contain a number of covenants that, among other things, significantly restrict our ability to dispose of assets, incur additional indebtedness, repay or refinance other indebtedness or amend other debt instruments, create liens on assets, enter into leases, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates and that otherwise restrict corporate activities. In addition, under the Senior Bank Facilities, we are required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios. The Subordinated Note Indenture also contains restrictive covenants regarding similar matters.

    We are currently in compliance with the covenants contained in the Senior Bank Facilities and the Subordinated Note Indenture. However, our ability to continue to comply may be affected by events beyond our control. These include prevailing economic, financial and industry conditions and establishment of reserves or payment of liabilities and expenses in connection with antitrust, shareholder derivative and securities investigations, lawsuits and claims which result in total reserves and payments exceeding $400 million. The breach of any of these covenants could result in a default under the Senior Bank Facilities or the Subordinated Note Indenture, which would permit the senior lenders or the holders of the Subordinated Notes to declare all amounts thereunder immediately due and would permit the senior lenders to terminate their commitments to extend credit under our revolving credit facility. If we were unable to repay our indebtedness to the senior lenders, the senior lenders could proceed against the collateral securing the Senior Bank Facilities.

    WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN MULTIPLE COUNTRIES WHICH COULD ADVERSELY AFFECT US. As a result of our international operations, we are subject to risks associated with operating in multiple countries, including:

    o devaluations and fluctuations in currency exchange rates;

    o imposition of limitations on conversion of non-U.S. currencies into U.S. dollars or remittance of dividends and other payments by subsidiaries;

    o imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, hyperinflation in certain countries and imposition or increase of investment and other restrictions or requirements by non-U.S. governments; and

    o in the case of operations in Russia, nationalization and other risks which could result from a change in government.

    Although such risks have not had a material adverse effect on us within the past decade, no assurance can be given that such risks will not have a material adverse effect on us in the future.

    DUE TO THE SEASONALITY AND OTHER FLUCTUATIONS IN OUR QUARTERLY RESULTS OF OPERATIONS, OUR RESULTS OF OPERATIONS FOR ANY QUARTER ARE NOT NECESSARILY INDICATIVE OF OUR RESULTS OF OPERATIONS FOR A FULL YEAR OR OTHERWISE. Our sales of graphite electrodes and other products fluctuate from quarter to quarter due to such factors as scheduled plant shutdowns by customers, national vacation practices, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns in response to the announcement of price increases. We have experienced, and expect to continue to experience, volatility with respect to demand for graphite electrodes in various geographic areas as regional economic conditions fluctuate. These factors tend to affect our quarterly as well as annual results of operations. In addition, during the period prior to the effective date of a price increase, customers tend to buy additional quantities of graphite electrodes at the then lower pricing (known as "CUSTOMER BUY-INS"), which add to our net sales during that period. During the period following the effective date of a price increase, customers tend to use those additional quantities before placing further orders, which reduces our net sales during that period. Accordingly, results of operations for any quarter are not necessarily indicative of the results of operations for a full year or otherwise.

    WE COULD BE ADVERSELY AFFECTED BY VIGOROUS PRICE AND OTHER TYPES OF COMPETITION. Competition in the graphite and carbon products industry is based primarily on price, product quality and customer service. Graphite electrodes, in particular, are subject to rigorous price competition. Price increases by us or price reductions by our competitors, decisions by us with respect to maintaining profit margins rather than market share, or other competitive or market factors or strategies could adversely affect our market share or results of operations. Competition could prevent implementation of price increases or could require price reductions or increased spending on research and development, marketing and sales which could adversely affect our results of operations.

    THERE ARE PROVISIONS IN SOME OF OUR IMPORTANT DOCUMENTS WHICH COULD HAVE
THE EFFECT OF PREVENTING A CHANGE IN CONTROL OF UCAR. UCAR's Certificate of Incorporation and By-Laws contain provisions concerning voting, issuance of preferred stock, removal of officers and directors and other matters which may have the effect of discouraging, delaying or preventing a change in control of UCAR. In addition, UCAR's Board of Directors has adopted a stockholder rights plan which may have the same effect. Further, UCAR Global is required, in the event of a change in control where it has not elected to redeem the Subordinated Notes, to repurchase any Subordinated Notes that holders desire to have repurchased at 101% of the principal amount repurchased, plus accrued interest. The Senior Bank Facilities restrict certain events which would constitute a change in control and provide that certain events which would constitute a change in control would constitute an event of default. The exercise by holders of the Subordinated Notes of their right to require UCAR Global to purchase the Subordinated Notes may cause a default under the Senior Bank Facilities or other indebtedness, even if the change in control does not. Finally, there can be no assurance that UCAR Global will have the financial resources necessary to repurchase the Subordinated Notes upon a change of control or repay amounts due under the Senior Bank Facilities upon such an event of default.

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH COULD VARY SIGNIFICANTLY FROM ACTUAL EVENTS OR CIRCUMSTANCES DUE TO VARIOUS FACTORS. This Report contains forward-looking statements. These include statements about future production of steel in electric arc furnaces, future prices and sales of and demand for graphite electrodes and other products, future operational and financial performance of various businesses, plans and programs relating to strategies and divestiture, joint venture, operating global integration and capital projects, legal matters and related fees and costs, consulting fees and related projects, and future costs, cost savings and reductions, margins and earnings. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC's rules, we have no duty to update these statements.

    Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

o the possibility that announced additions to capacity for producing steel in electric arc furnaces or announced reductions in graphite electrode manufacturing capacity may not occur;

o the possibility that increased production of steel in electric arc furnaces may not result in increased demand for or prices or sales of graphite electrodes;

o the occurrence of unanticipated events or circumstances relating to pending antitrust investigations or pending antitrust, shareholder derivative or securities lawsuits;

o the commencement of investigations or lawsuits relating to the same subject matter of these pending investigations or lawsuits;

o the occurrence of unanticipated events or circumstances relating to businesses acquired within the past three years;

o the occurrence of unanticipated events or circumstances relating to strategic plans or divestiture, joint venture, operating, capital, global integration or other projects;

o changes in currency exchange rates, changes in economic or competitive conditions, technological developments, and other risks and uncertainties, including those described in this Report.

    CORPORATE HISTORY

    GENERAL. Our business was founded in 1886 by National Carbon Company. In 1917, National Carbon Company, along with Union Carbide Company and three other companies, combined to form a new corporation named Union Carbide and Carbon Company, now known as Union Carbide Corporation ("UNION CARBIDE"). National Carbon Company became the Carbon Products Division of Union Carbide. In 1989, Union Carbide realigned each of its worldwide businesses into separate subsidiaries. As part of the realignment, the business of the Carbon Products Division was separated from Union Carbide's other businesses and became owned by the UCAR Group, which was then wholly owned by Union Carbide. In 1991, Union Carbide sold to Mitsubishi Corporation ("Mitsubishi") 50% of the common equity of the UCAR Group.

    In January 1995, we consummated a leveraged recapitalization (the "RECAPITALIZATION") pursuant to an agreement among Union Carbide, Mitsubishi, UCAR and a corporation affiliated with Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, "BLACKSTONE"). Under the Recapitalization:

o UCAR issued common stock representing about 75% of the then outstanding common stock to Blackstone, an affiliate of Chase Manhattan Bank and certain members of management for $203 million.

o UCAR Global and certain of its foreign subsidiaries borrowed $585 million under senior secured bank credit facilities arranged through Chase Manhattan Bank.

o      UCAR Global issued $375 million of Subordinated Notes.

o      We repaid about $250 million of then existing indebtedness.

o UCAR repurchased and cancelled all of the common equity then held by Mitsubishi for $406 million.

o UCAR paid to Union Carbide a cash dividend of $347 million on the common equity then held by Union Carbide, which common equity represented about 25% of the then outstanding common stock.

o Certain members of management received restricted stock matching a portion of the common stock purchased by them and options to purchase up to an aggregate of 12% of the then outstanding common stock on a fully diluted basis, subject to certain vesting requirements.

     In connection with the Recapitalization, we transferred all of our operating subsidiaries to UCAR Global or subsidiaries of UCAR Global. UCAR currently holds no material assets other than common stock of UCAR Global and intercompany debt owed to it.

     In August 1995, UCAR completed an initial public offering of common stock. In connection with the offering, UCAR sold common stock representing 22% of the common stock outstanding immediately after the offering for net proceeds of $227 million and Union Carbide sold all of the common stock then owned by it. UCAR used net proceeds from the offering to contribute to UCAR Global an amount sufficient to redeem $175 million aggregate principal amount of Subordinated Notes at a redemption price equal to 110% of the aggregate principal amount redeemed, plus accrued interest of $4 million. We used the balance of the net proceeds for general corporate purposes and to reduce other outstanding indebtedness.

    In October 1995, we refinanced the bank credit facilities obtained in connection with the Recapitalization with the Senior Bank Facilities at more favorable interest rates and with more favorable covenants.

    In March 1996, Blackstone, an affiliate of Chase Manhattan Bank and certain members of management sold shares of common stock in a secondary public offering. After the offering, Blackstone owned about 20% of the then outstanding shares of common stock.

    In March 1997, the Senior Bank Facilities were amended to reduce interest rates, increase the amount available under our revolving credit facility to $250 million from $100 million and change covenants to allow more flexibility in uses of free cash flow for acquisitions, capital expenditures and restricted payments.

    In 1997, Blackstone sold about 14% of the then outstanding common stock in a secondary public offering. Concurrently with the offering, we repurchased 1,300,000 shares of common stock from Blackstone for $48 million. This repurchase constituted part of a previously announced stock repurchase program. After the offering and the repurchase, Blackstone ceased to be a principal stockholder of UCAR.

    In 1997, UCAR's Board of Directors authorized a program to repurchase up to $200 million of common stock at prevailing prices from time to time in the open market or otherwise depending on market conditions and other factors, without any established minimum or maximum time period or number of shares. UCAR purchased an aggregate of $92 million of common stock (including common stock repurchased from Blackstone) under this program. The last repurchase was made in 1997. We do not expect to repurchase additional common stock under this program in the near term.

    ACQUISITION OF MINORITY INTERESTS AND INTEREST IN JOINT VENTURE Affiliate. In 1995 and 1996, we acquired substantially all of the shares of our then 54%-owned Brazilian subsidiary that were owned by public shareholders in Brazil for an aggregate purchase price of $55 million, plus expenses.

    In April 1997, we acquired the outstanding shares of our then 50%-owned South African affiliate from Samancor Limited, our then joint venture partner in South Africa. The purchase price was $75 million, plus expenses.

    We believe that these acquisitions have enabled us to better integrate worldwide operations, to recognize production efficiencies at various manufacturing facilities, to lower average companywide cost of sales and to better capture and manage cash flow from operations of these subsidiaries.

    ACQUISITIONS IN RUSSIA AND GERMANY. In late 1996, 1997 and early 1998, we acquired 99% of the equity of our Russian subsidiary. The aggregate investment was $57 million, plus expenses. In February 1997, through a newly formed 70%-owned German subsidiary, we acquired the graphite electrode business of Elektrokohle Lichtenberg AG. The 30% minority interest in our German subsidiary was held by a private company based in Germany not engaged in the graphite electrode business. The aggregate purchase price paid by our German subsidiary for the acquired assets was $15 million, consisting of $3 million for equipment and $12 million for working capital, plus expenses.

    We acquired our Russian and German subsidiaries to expand geographically. While we have been a supplier to Eastern Europe for over 25 years, we believed that these acquisitions would increase our market penetration in Eastern Europe, Russia and the other countries of the former Soviet Union, and the Middle East. In addition, many of the electric arc furnace steel producers in these markets consume lower quality graphite electrodes. Accordingly, sales by these two subsidiaries of their lower quality electrodes would generally be additive to sales made by our other subsidiaries, which continued to export ultra-high-power graphite electrodes to their existing customer base in these regions.

    The market for graphite electrodes in these regions has not grown as rapidly as we expected at the time of these acquisitions due primarily to global and regional economic conditions. In addition, Russia has been experiencing a continued economic crisis since at least August 1998, including the devaluation of its currency. In response, as part of our global restructuring and rationalization plan, we are closing the manufacturing operations of our German subsidiary and downsizing the manufacturing operations of our Russian subsidiary. After full implementation of the plan, our Russian subsidiary will have capacity to finish the manufacturing of about 10,000 metric tons of electrodes annually. It will be supplied with partially manufactured electrodes primarily by our Spanish subsidiary.

    ACQUISITION OF ADDITIONAL CATHODE PRODUCT MANUFACTURING OPERATIONS. In January 1997, we acquired 70% of the outstanding shares of Carbone Savoie, previously a wholly owned subsidiary of Pechiney S.A. The purchase price was $33 million, plus expenses. Carbone Savoie has facilities in Notre Dame and Venissieux, France.

    As a result of the acquisition, we are the largest manufacturer of cathodes in the free trading markets and we are allied with Aluminium Pechiney S.A. Aluminium Pechiney S.A. is one of the world's leading producers of aluminum and the leading supplier of smelting technology to the aluminum industry. Aluminium Pechiney S.A. is developing the use of graphite cathodes (instead of carbon cathodes) in its aluminum smelting technology. We believe that this development allows for substantial improvement in process efficiency. The graphite cathodes will be used by Aluminium Pechiney S.A. in its own plants and will be marketed to its licensees as well as to third parties. We believe that joint development efforts combining Aluminium Pechiney S.A.'s smelting technology and our graphite technology and expertise in high temperature industrial applications should result in process improvements in aluminum smelting.

    RESTRUCTURING, RE-ENGINEERING AND OTHER PROJECTS. We have implemented several successful restructuring and re-engineering projects since the mid-1980s. These projects have eliminated work, improved operating efficiency and reduced costs.

    Since 1997, we have undertaken, with the assistance of consultants, various projects to further integrate global operations. We estimate that costs associated with these projects will aggregate $18 million over a two-year period ending mid-1999. We also estimate that, under current conditions, these projects will have a pay-back period of two years ending in 2000.

    As part of our global restructuring and rationalization plan, we intend to implement more than 150 identified projects to improve plant operating efficiency. We believe that these projects will yield annual cost savings of about $37 million in 1999, $46 million in 2000 and $47 million in 2001 and thereafter. These projects will require capital expenditures of about $24 million. These projects relate to such areas as energy conservation, raw material substitution, yield improvement, reduction in labor by automation, maintenance savings and reduction in plant administration.

    PROPOSED DIVESTITURE. We are seeking to divest or joint venture part or all of our graphite and carbon specialties business (which is part of our graphite and carbon product business segment). In 1998, our graphite and carbon specialties business had net sales of about $120 million. It includes our carbon refractories and composite tooling businesses. Any or all three of these businesses could be divested or joint ventured, individually or in some combination. We will divest or joint venture these businesses only if we can do so on acceptable terms. If these businesses are fully divested, net cash proceeds are expected to far exceed the cash costs included in the 1998 third quarter write-off and the capital expenditures required to achieve the cost savings expected under our global restructuring and rationalization plan. Any joint venture would reduce or eliminate any immediate net cash proceeds. No assurance can be given that any joint venture or divestiture will be completed or as to the net proceeds from any joint venture or divestiture or the timing of completion. We have no commitments with respect to any joint venture or divestiture.

    CLOSURE OF CANADIAN MANUFACTURING OPERATIONS. As part of our new global restructuring and rationalization plan, we are permanently closing our manufacturing operations in Welland, Canada. These operations had capacity to manufacture about 23,000 metric tons of graphite electrodes annually as well as carbon and graphite cathodes. Cathodes will continue to be manufactured in North America at our facility in Columbia, Tennessee. We expect to complete the closure in the second quarter of 1999.

    MARKETS AND INDUSTRY OVERVIEW

    We estimate that, in 1998, the worldwide market for graphite and carbon products was about $3 billion. These products are sold primarily to customers in the steel, silicon metal, ferronickel, thermal phosphorous and aluminum industries. Customers in these industries are located in virtually every industrialized country in the world.

    USE OF GRAPHITE ELECTRODES IN ELECTRIC ARC FURNACES. There are two primary technologies for steelmaking: basic oxygen furnace steel production; and electric arc furnace steel production. Electric arc furnace steelmakers are called "market mills" or "mini-mills" because of their smaller capacity as compared to basic oxygen furnace steelmakers. Graphite electrodes are used primarily in electric arc furnace steel production. They are also used to refine steel in ladle furnaces and in other refining processes such as production of titanium dioxide.

    Electric arc furnaces typically range in size from those which produce about 25 metric tons of steel per production cycle to those which produce about 150 metric tons per production cycle. Graphite electrodes act as conductors of electricity into the furnace, generating sufficient heat to melt scrap metal or other material used to produce steel. The graphite electrodes are gradually consumed in the course of the steel production. Electric arc furnaces operate using either alternating or direct electric current. The vast majority of electric arc furnaces use alternating current. Each of these furnaces typically uses nine electrodes (in three columns of three electrodes each) at one time. The other electric arc furnaces, which use direct current, typically use one column of three electrodes. The size of the electrodes varies depending on the size of the furnace, the size of the furnace's electric transformer and the planned productivity of the furnace. In a typical furnace using alternating current and operating at a typical number of production cycles per day, one of the nine electrodes is fully consumed (requiring the addition of a new electrode), on average, every eight to ten operating hours. The actual rate of consumption and addition of electrodes for a particular furnace depend primarily on the efficiency and productivity of the furnace. Therefore, demand for graphite electrodes is directly related to the amount and efficiency of electric arc furnace steel produced.

    Graphite electrodes are currently the only products available that have the high levels of electrical conductivity and the capability of sustaining the high levels of heat required in an electric arc furnace. Therefore, graphite electrodes are essential for electric arc furnace steel production.

    HISTORICAL GROWTH OF ELECTRIC ARC FURNACE STEEL PRODUCTION AND RECENT DEVELOPMENTS. Electric arc furnace steel production has, for many years, been the growth sector of the steel industry. There are currently in excess of 2,000 electric arc furnaces operating worldwide. Worldwide electric arc furnace steel production grew from 113 million metric tons (about 18% of total steel production) in 1975 to 271 million metric tons (about 34% of total steel production) in 1997, according to Company and industry estimates. We estimate that steelmakers worldwide added net new electric arc furnace steel production capacity of about 18 million metric tons in 1996, about 16 million metric tons in 1997 and about 19 million metric tons in 1998.

    For the two decades ended 1997, worldwide electric arc furnace steel production had experienced only two relatively minor downturns. Each of these downturns lasted for about one year. As a result of the global economic conditions which began in late 1997 and continue to date, there was a decline in electric arc furnace steel production to about 260 million metric tons (about 34% of total steel production) in 1998, according to Company and industry estimates. We believe that some previously announced additions to electric arc furnace steel production capacity which had been scheduled for start-up in 1998 have been delayed or cancelled and we estimate that net new capacity added in 1998 was only 19 million metric tons. Further, we believe that a portion of the net new capacity added in the last three years has not yet become fully operational.

    RELATIONSHIP BETWEEN GRAPHITE ELECTRODE DEMAND AND ELECTRIC ARC FURNACE STEEL PRODUCTION. We believe that the worldwide growth in electric arc furnace steel production has been due primarily to improvements in the cost effectiveness and operating efficiency of electric arc furnace steelmaking. We believe that growth has also been due to the fact that, as a result of recent technical advances, electric arc furnace steelmakers are capable of producing nearly all of the product lines available from basic oxygen furnace steelmakers.

    Developments in electric arc furnace steelmaking that we believe improved average cost effectiveness and operating efficiency include:

    o Changes in equipment design and production processes stemming from the now largely completed conversion of furnaces from a refractory lined system to a water cooled system, which sharply reduced specific consumption.

    o     Use of higher quality scrap metals and other raw materials.

    o Improvements in the size, strength and quality of graphite electrodes (including those developed by us).

    This improved efficiency resulted in a decrease in specific consumption. We estimate that specific consumption in the free trading markets declined from about 6.4 kilograms of graphite electrodes per metric ton of steel produced in 1974 to about 2.5 kilograms per metric ton in 1997. We believe that, on average, as the costs (relative to the benefits) increase for electric arc furnace steelmakers to achieve significant further efficiencies in electric arc furnace graphite electrode consumption, the decline in specific consumption will continue at a more gradual pace. We further believe that the rate of decline in the future will be impacted by the addition of new electric arc furnace steelmaking capacity. To the extent that this new capacity replaces old capacity, it has the effect of reducing industrywide specific consumption due to the efficiency of new electric arc furnaces. To the extent this new capacity increases industrywide electric arc furnace steel production capacity, it creates additional demand for graphite electrodes.

    During the period from the early 1990s through late 1997, increased levels of electric arc furnace steel production more than offset the decrease in specific consumption. This resulted in increased demand for graphite electrodes. In addition, since the mid-1980s, there has been a consolidation in the number of graphite electrode producers and a reduction in graphite electrode manufacturing capacity in the free trading markets. We believe that, during the mid-1990s, capacity and demand were in relative balance in the free trading markets.

    Throughout 1998 and continuing into 1999, global economic conditions have adversely impacted steel production, including steel produced in electric arc furnaces. As a result, demand for graphite electrodes declined through 1998. In response, as part of our global restructuring and rationalization plan, we are reducing our annual graphite electrode manufacturing capacity by about 30,000 metric tons. We believe that this reduction represents about 4% of estimated graphite electrode manufacturing capacity in the free trading markets. We are not aware of any construction of new graphite electrode manufacturing facilities anywhere in the free trading markets. Two of our competitors have announced their intention to reduce their annual graphite electrode manufacturing capacity. Their announced reductions total more than 28,000 metric tons.

    During the period from the early 1990s through late 1997, there was a significant improvement in pricing of graphite electrodes in the free trading markets. Since mid-1998, there has been downward pressure on graphite electrode pricing.

    We estimate that the average cost of graphite electrodes represents about 3% of the cost of producing steel in an electric arc furnace.

    We estimate that, in 1998, the worldwide market for graphite electrodes was about $2.7 billion.

    OUR GRAPHITE ELECTRODE MARKET SHARE. We estimate that about two-thirds of electric arc furnace steelmakers in the free trading markets and about 85% of electric arc furnace steelmakers in the home markets purchased graphite electrodes from us in 1998. We further estimate that, in 1998, we supplied about 38% of all graphite electrodes purchased in the home markets and about 29% of those purchased in the free trading markets.

    Sales of graphite electrodes in the home markets accounted for about 50% of our net sales in 1998. We estimate that, in 1998, (i) sales in the United States accounted for about 23% of our total net sales of graphite electrodes and (ii) we sold graphite electrodes in over 80 countries, with no other country accounting for more than 10% of our total net sales of graphite electrodes. We estimate that we supplied all or a portion of the graphite electrodes consumed by about 50% of the new electric arc furnaces which commenced operation during the past three years.

    OUTLOOK FOR GRAPHITE ELECTRODES. During the past three years, we estimate that an aggregate of about 52 million metric tons of net new electric arc furnace steelmaking capacity was added. We are aware of about 44 million metric tons of announced net new electric arc furnace production capacity that is scheduled to start-up through the year 2001. This includes those announced additions to capacity which had been scheduled to start up in 1998 or earlier, but have been delayed. It excludes those which have been cancelled.

    Notwithstanding the growth in capacity, as a result of global economic conditions, steel production, including steel produced in electric arc furnaces, has declined since mid 1997. As a result, demand for and prices of graphite electrodes have declined.

    While we have seen some signs of a possible improvement, that improvement has not yet materialized in increased orders for graphite electrodes. We cannot predict either the timing or extent of changes in global economic conditions. If, however, global economic conditions in the future over the long term are similar to those of the past two decades, we believe that worldwide production of steel in electric arc furnaces will continue to grow over the long term at its historical trendline annual growth rate of 4% and that, as a result, worldwide demand for graphite electrodes will grow over the long-term at an average annual rate of 1% to 2%.

    CARBON ELECTRODES. Carbon electrodes are used primarily to produce silicon metal, which is used in the manufacture of aluminum. Carbon electrodes are used and consumed in a manner similar to that of graphite electrodes, although at lower temperatures and with different consumption rates. We estimate that demand for carbon electrodes in the free trading markets declined by about 10% to about 63,000 metric tons in 1998. We believe that the decline was due primarily to the impact of global economic conditions on the production of silicon metal.

    We estimate that, in 1998, we sold about 39% of the carbon electrodes purchased in the free trading markets. We estimate that, in 1998, the worldwide market for carbon electrodes was about $130 million. We are the only major manufacturer of carbon electrodes in North and South America.

    CATHODES. Cathodes consist primarily of blocks used as lining for furnaces used to smelt aluminum. In a typical smelting furnace operating at a typical rate and efficiency of production, the cathodes must be replaced every 5 to 6 years. We believe that demand for cathodes in the free trading markets will grow over the long term at an average annual growth rate of about 3%, similar to the aluminum industry growth rate. We also believe that the demand for graphite cathodes will exceed that of carbon cathodes as new smelting furnaces are built and existing smelting furnaces are converted from carbon to graphite cathodes.

    We estimate that, in 1998, we sold about 31% of the carbon and graphite cathodes sold in the free trading markets. We estimate that, in 1998, the worldwide market for graphite and carbon cathodes was about $220 million.

    OTHER PRODUCTS. Our other products include flexible graphite (which is marketed under the trademark GRAFOIL(R)), graphite and carbon specialties (which include refractories and composite tooling), and systems and components for steelmaking furnaces. Flexible graphite is used in the manufacture of internal combustion engines for the automotive and other industries and in the chemical and petrochemical industries. The volume of flexible graphite sold has grown at an average annual rate in excess of 10% over the past 10 years, due primarily to demand for a high quality sealing material to replace asbestos and to a decline in prices resulting from reduced manufacturing costs as a result of improvements in manufacturing processes. Our graphite and carbon specialties are used in the metals, chemicals, transportation, energy, semiconductor and aerospace industries.

    MANUFACTURING PROCESSES

    The manufacture of a graphite electrode takes, on average, about two months. Graphite electrodes range in size from three inches to 30 inches in diameter and two feet to nine feet in length and weigh between 20 pounds and 4,800 pounds (2.2 metric tons).

    The manufacture of graphite electrodes involves the six main processes described below.

    FORMING. Calcined petroleum coke is crushed, screened, sized and blended in a heated vessel with coal tar pitch. The resulting plastic mass is extruded through a forming press and cut into cylindrical lengths (called "green" electrodes) before cooling in a water bath.

    BAKING. The "green" electrodes are baked at about 1,700 degrees Fahrenheit in specially designed furnaces to carbonize the pitch. After cooling, the electrodes are cleaned, inspected and sample-tested.

    IMPREGNATION. Baked electrodes are impregnated with a special pitch when higher density, mechanical strength and capability to withstand higher electric currents are required.

    REBAKING. The impregnated electrodes are rebaked to carbonize the pitch, thereby adding strength to the electrodes.

    GRAPHITIZING. Using a process which we developed, the rebaked electrodes are heated in longitudinal electric resistance furnaces at about 5,000 degrees Fahrenheit to restructure the carbon to its characteristically crystalline form, graphite. After this process, the electrodes are gradually cooled, cleaned, inspected and sample-tested.

    MACHINING. After graphitizing, the electrodes are machined to comply with international specifications governing outside diameters, overall lengths and joint details. Tapered sockets are machine-threaded at each end of the electrode to permit the joining of electrodes in columns by means of correspondingly double-tapered machine-threaded graphite nipples.

    Carbon electrodes and graphite and carbon cathodes are manufactured by a comparable process (excluding, in the case of carbon electrodes and cathodes, impregnation and graphitization). Graphite and carbon specialties are made by a process similar to the process for manufacturing electrodes but using different mixtures of raw materials and different processing time periods. Flexible graphite is made from mined natural graphite flake that is acid treated, heat treated and rolled into sheets of desired thickness and width.

    We use robotics and statistical process controls in manufacturing processes and have a total quality control program which involves significant in-house training. We generally warrant to our customers that our electrodes and cathodes will meet our specifications. Electrode and cathode returns and replacements have aggregated less than 1% of net sales in each of the last three years. We utilize "pipeline" or "just-in-time" manufacturing systems at most of our electrode and cathode manufacturing facilities. These controls, programs and systems have improved product quality, reduced waste in the manufacturing process, resulted in more efficient utilization of manufacturing personnel and equipment, improved efficiency in customer order processing and reduced inventory requirements.

    Major maintenance at our facilities is conducted on an ongoing basis. Manufacturing operations at any facility may be subject to curtailment due to new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies.

    The closure of our manufacturing operations in Canada and Germany and the downsizing of our manufacturing operations in Russia will reduce our graphite electrode manufacturing capacity by about 11%. After the closures, we will have capacity to manufacture about 245,000 metric tons of graphite electrodes annually. We have the capacity to manufacture about 30,000 metric tons of carbon electrodes annually and about 40,000 metric tons of cathodes annually. The following table sets forth certain information regarding our sales volumes:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                    1996     1997       1998
                                                    ----     ----       ----
                                                       (In metric tons)

    Volume of graphite electrodes sold(a).........231,000  250,000   211,000
    Volume of carbon electrodes sold.............. 30,000   28,000    25,000
---------------
     (a) Includes volume of graphite electrodes sold by our South African subsidiary both before and after its acquisition in April 1997. The results of such subsidiary are not consolidated in the Consolidated Financial Statements before that date.
START
     After the closures and downsizing described above, we will operate 15 manufacturing facilities and three machine shops located in Brazil, England, France, Italy, Mexico, Russia, South Africa, Spain and the United States.

     Graphite electrodes are manufactured in each country (other than England) in which we have a manufacturing facility. Through restructuring and re-engineering projects, we have sought to modularize our graphite electrode manufacturing capacity. This enables us to seek to incrementally adjust capacity in use, as well as related costs, to accommodate anticipated normalized changes in sales volume. We believe that our modular facilities together with the diverse worldwide locations of our manufacturing operations position us to minimize impacts from various negative trends, and to benefit from various positive trends, in the graphite electrode industry. We also believe that we have adequate existing permanent capacity to meet any increased demand over the near term. Further, under current conditions, we are able to incrementally add new permanent capacity at our existing manufacturing facilities, when and as required, at an initial investment of less than $1,000 per annual metric ton.

     Carbon electrodes are manufactured in the United States. After the closures described above, graphite and carbon cathodes will be manufactured in Brazil, France and the United States. Graphite and carbon specialties are manufactured in France and the United States. Flexible graphite is manufactured in the United States.

     PRODUCTS

     GRAPHITE ELECTRODES. Our principal products are graphite electrodes. Graphite electrodes are consumed primarily in the production of steel in electric arc furnaces. They are also used to refine steel in ladle furnaces and in other refining processes.

     Electric arc furnace steel production requires significant heat (as high as 5,000 degrees Fahrenheit, which we believe is the hottest operating temperature in any industrial or commercial manufacturing process worldwide) to melt scrap metal, iron ore or other raw materials for processing into ingots or semi-finished continuously cast shapes. That heat is generated by graphite electrodes as electricity (as much as 150,000 amps) passes through them and creates an electric arc between the graphite electrodes and the raw materials. The graphite electrodes are gradually consumed in the production process.

     We believe that we provide the broadest range of sizes in graphite electrodes and that the quality of our graphite electrodes is equal to or better than that of comparable products of any other manufacturer. We also believe that there are presently no commercially viable substitutes for graphite electrodes in electric arc furnace steelmaking.

     OTHER PRODUCTS. We manufacture carbon electrodes. Carbon electrodes are consumed primarily in the production of silicon metal and also in the production of ferronickel and thermal phosphorous. The production of these materials involves processes similar to the production of steel in electric arc furnaces, but at lower temperatures.

     We manufacture carbon and graphite cathodes. Cathodes consist primarily of blocks used as liners for, and acting as conductors of electricity in, aluminum smelting furnaces. In addition, we manufacture flexible graphite which is used primarily to make gaskets for internal combustion engines, pipe flanges and other industrial applications.

     We manufacture graphite and carbon specialties for use in the metals, chemicals, transportation, energy, semiconductor and aerospace industries. Our graphite specialties consist primarily of molded and extruded graphite shapes sold to specialty machine shops and end users for machining and, to a lesser extent, molds, insulation substrates and other machined products. Most of these machined products are manufactured for specific applications or to meet customer specifications. Our carbon specialties consist primarily of carbon refractories which are used as lining for blast furnaces. In addition, we manufacture tooling made from graphite blocks.

     We sell proprietary water spray cooling systems and components for steelmaking furnaces, exhaust systems and other high temperature applications. These systems and components, designed by us, were first sold in 1986 and are fabricated by third party contractors in the United States and various other countries. We believe that our systems represent a significant improvement over prior technologies. The improvement results from both the increased life of furnace components resulting from the improved cooling processes and the reduction in maintenance down time resulting from various design improvements.

     RAW MATERIALS AND SUPPLIERS

     The primary raw materials for graphite electrodes, graphite cathodes and graphite specialty products are petroleum cokes (needle coke for electrodes and regular grades for cathodes and specialty products), coal tar pitch and petroleum pitch. The primary raw materials for carbon electrodes, carbon cathodes and carbon specialty products are anthracite coal and coal tar pitch and, in some instances, a petroleum coke-based material. The primary raw material for flexible graphite is natural graphite flake. We purchase our raw materials from a variety of sources and have no material long-term purchase contracts with respect to any raw materials. Over the past several decades, we have purchased a majority of our petroleum coke from multiple plants of a single major petroleum company and, since 1988, have done so pursuant to annual purchase arrangements. We believe that the quality of our raw materials is the highest available and that, under current conditions, our raw materials are available in adequate quantities at market prices. Electric power or natural gas used in manufacturing processes is purchased from local suppliers under short-term contracts or in the spot market.

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

     Over the past several years, we have mitigated the effect of raw material and energy price increases on our results of operations through a combination of improved operating efficiency, permanent on-going cost savings and, prior to 1998, passing such price increases on to customers. However, there can be no assurance that such measures will successfully mitigate future increases in the price of petroleum coke or other raw materials or energy. A substantial increase in raw material or energy prices which cannot be mitigated or passed on to customers or a continued interruption in supply, particularly in the supply of petroleum coke, would have a material adverse effect on us.

     SALES AND CUSTOMER SERVICE; RESEARCH AND DEVELOPMENT

     Our products are sold primarily by our direct sales force, which operates from more than 20 sales offices. Our direct sales force is supported by our customer technical service personnel, and, to a lesser extent, by independent sales agents, most of whom have worked with us for many years, in various countries outside the home markets.

     We have a global business with a diversified customer base. Sales of our products to customers outside the United States accounted for about 70% of our net sales in 1998. No single customer or group of affiliated customers accounted for more than 3% of our net sales in 1998.

     We have had, for many years, a strong commitment to provide a high level of technical service to customers, which supports our sales activities. We employ about 60 engineers to provide technical assistance to customers in, among other things, all areas of electric arc furnace design and operation, electrode specification and use and related matters to maximize customer production and minimize customer costs. This technical assistance includes periodically monitoring certain customers' electric arc furnace efficiency levels via computer modem.

     Carbone Savoie has its own dedicated sales and customer service groups that work closely with Aluminium Pechiney S.A.'s sales and customer service groups to maximize use of their respective products and technologies.

     We conduct, at our dedicated technology centers and manufacturing facilities throughout the world, a focused technology program to improve product quality and manufacturing processes. This program, which is conducted both independently and in conjunction with suppliers, customers and others, was initiated in 1984. About 80 technical professionals are directly involved in this program. Their activities are integrated with the efforts of over 100 engineers at our manufacturing facilities who are focused on improving manufacturing processes. In addition, Carbone Savoie operates its own dedicated cathode technology center employing about 20 professionals.

     Developments by us include larger and stronger electrodes (increasing our ability to supply various "supersized" electrodes), new chemical additives to enhance raw materials used in graphite electrodes and new applications for water spray cooling technology, resulting in the development of safer, more cost-effective and more efficient electric arc furnace steel and graphite electrode production. We have received recognition for the high quality of our products under several programs around the world and have been awarded preferred or certified supplier status by many major steel and other manufacturing companies. Our research and development expenses (other than certain expenses at our manufacturing facilities, which are included in cost of sales) were $8 million in 1996, $9 million in 1997 and $9 million in 1998.

     DISTRIBUTION

     Our customers generally seek to negotiate electrode prices and anticipated volumes on an annual basis. Our customers then generally place orders for electrodes three to six months prior to the specified delivery date. Such orders are cancelable by the customer. Therefore, we manufacture electrodes and seek to manage electrode inventory levels to meet rolling sales forecasts. We generally seek to maintain an appropriately low level of finished electrode inventories, taking into account these factors and the length of electrode manufacturing cycles. Other products are generally manufactured or fabricated to meet customer orders. Accordingly, inventory levels will vary with demand for these finished products.

     Finished products are generally stored at our manufacturing facilities. We ship our finished products to customers primarily by truck and ship, using "just-in-time" techniques where practicable.

     Proximity of manufacturing facilities to customers can provide a competitive advantage in terms of cost of delivery of electrodes to customers. The significance of these costs is affected by fluctuations in exchange rates, methods of shipment, import duties and whether the manufacturing facilities are located in the same economic trading region as the customer. We believe that we are generally better positioned in terms of such proximity than our major competitors to supply graphite electrodes to the free trading markets.

     PATENTS AND TRADEMARKS

     We own or have obtained licenses to various domestic and foreign patents, patent applications and trademarks related to our products, processes and business.

     These patents expire at various times over the next 20 years. While these patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us.

     The tradename and trademark UCAR are owned by Union Carbide and licensed to us on a royalty-free basis under a license expiring in 2015, which license automatically renews for successive ten-year periods and permits non-renewal by Union Carbide commencing after the first ten-year renewal period upon five years' notice of non-renewal. The tradename and trademark CARBONE SAVOIE is owned by Carbone Savoie and used in connection with cathodes manufactured by it. It is a registered trademark in Europe. The trademark GRAFOIL(R) is owned by us and used in connection with flexible graphite manufactured by us. It is registered in the United States and elsewhere. These tradenames and trademarks are the only ones which are material to us.

     COMPETITION

     GRAPHITE ELECTRODES. There are 10 manufacturers of graphite electrodes in the free trading markets. We believe that we are the largest and SGL Carbon AG is the second largest. We estimate that we supplied about 38% of the graphite electrodes purchased in the home markets in 1998 and that we supplied about 29% of those purchased in the free trading markets in 1998. Other manufacturers of graphite electrodes include: SGL Carbon AG (whose plants are located in North America and Europe); The Carbide/Graphite Group, Inc. (whose plants are located in the United States); and four manufacturers in Japan (one of whom, Showa Denko Carbon, Inc., has a plant located in the United States). There are also government-controlled and independent graphite electrode manufacturers in the non-free trading markets. They generally provide less reliable delivery and produce lower quality products (with higher rates of breakage and specific consumption) for use in their respective countries and in countries which are their traditional trading partners. Most of these countries and partners are generally net importers of graphite electrodes.

     The pending antitrust investigations, lawsuits and claims are likely to have a material impact on the graphite electrode industry. We believe that, at a minimum, these impacts will include increased debt or cost burdens, or both, for the manufacturers named above. In December 1998, the U.S. subsidiary of SGL Carbon AG commenced a proceeding for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In its petition commencing the proceeding, the subsidiary alleges that antitrust claims by steelmakers are unreasonable and, if allowed to proceed without reduction or delay, would render it unable to meet its obligations. It is possible that other competitors could commence similar proceedings. It is also possible that, as a result of these proceedings or the increased debt or costs mentioned above, one or more of our competitors could divest graphite electrode manufacturing facilities. This could increase the number or change the capabilities of our competitors. It is not uncommon for companies subject to such proceedings to enjoy, at least temporarily, a cost advantage as compared to their competitors. This advantage may enable them to compete more aggressively on price. While we cannot predict all of the possible impacts from these external circumstances, we believe that there will be increasing competition, particularly price competition, in the graphite electrode industry.

     In addition to the external circumstances described above, our competitive position in the industry could be impacted by internal circumstances. These include decisions by us with respect to maintaining profit margins rather than market share or other competitive or market strategies.

     All of the circumstances described above could adversely affect our market share or results of operations. They could also affect our ability to institute price increases or compel us to reduce prices or increase spending on research and development or marketing and sales, all of which could adversely affect us.

     OTHER PRODUCTS. There are two significant manufacturers of carbon electrodes in the world (excluding the government-controlled and independent manufacturers in the non-free trading markets). We believe that we are the largest and SGL Carbon AG is the second largest. We estimate that we supplied about 39% of the carbon electrodes purchased in the free trading markets in 1998.

     There are eight manufacturers of cathodes in the world (excluding the government- controlled and independent manufacturers in the non-free trading markets). We believe that we are the largest and SGL Carbon AG is the second largest. We estimate that we supplied about 31% of the cathodes purchased in the free trading markets in 1998.

     With respect to our other products, we compete with other graphite and carbon product manufacturers as well as manufacturers of non-graphite or carbon products used for similar purposes.

     OTHER COMPETITIVE FACTORS. The manufacture of high quality graphite and carbon products is a mature, capital intensive business which requires extensive process know-how developed over years of experience working with the various raw materials and their suppliers, furnace manufacturers and steel or aluminum producers or other end users (including working on the specific applications for finished electrodes and cathodes). It also requires high quality raw material sources and a developed energy supply infrastructure. There have been no significant new entrants in the manufacture of these products since 1950. Accordingly, while no assurance can be given that such will be the case, we believe that it is unlikely that there will be significant new entrants in the manufacture of these products in the next several years.

     ENVIRONMENTAL MATTERS

     Since the 1970s, a wide variety of federal, state, local and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, discharge and disposal of certain substances and wastes have been adopted. These laws and regulations (and the enforcement thereof) are periodically changed. We are subject to many of these laws and regulations. Certain of our facilities have experienced some level of regulatory scrutiny, have been required to take remedial action and have incurred related costs in the past and may experience further regulatory scrutiny, be required to take further remedial action and incur additional costs in the future. Although this has not been the case in the past, these costs could have a material adverse effect on us in the future.

     The principal United States laws and regulations to which we are subject are described below. The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act and similar state or local laws regulate air emissions, water discharges and hazardous waste generation, treatment, storage, handling, transportation and disposal. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SUPERFUND"), and similar state laws provide for responses to and liability for releases of hazardous substances into the environment. The Toxic Substances Control Act and related laws are designed to assess the risk of new products to health and to the environment at early developmental stages. In addition, laws adopted or proposed in various states impose or may impose, as the case may be, reporting or remediation requirements if operations cease or property is transferred or sold.

     Our manufacturing operations outside the United States are subject to the laws and regulations of the countries in which those operations are conducted. These laws and regulations primarily relate to pollution prevention and the control of risks arising from industrial activities having high potential impact on the environmental quality of the air, water and soil. Regulated activities include, among other things: use of hazardous substances; packaging, labeling and transportation of products; management and disposal of toxic wastes; discharge of industrial and sanitary wastewater; and emissions to the air.

     We believe that we are currently in material compliance with the federal, state, local and foreign environmental laws and regulations to which we are subject. As a result of amendments to the Clean Air Act, enacted in 1990, certain of our facilities will be required to comply with new standards for air emissions to be adopted by the United States Environmental Protection Agency (the "USEPA") and state environmental protection agencies over the next several years pursuant to regulations that are currently being drafted or that have been promulgated. The regulations which have been promulgated will necessitate the installation of additional controls and/or changes in certain manufacturing processes in order for us to achieve compliance with these regulations. Based on information currently available to us, we believe that compliance with these regulations will not have a material adverse effect on us.

     We have received and continue periodically to receive notices from the USEPA or state environmental protection agencies, as well as claims from others, alleging that we are a potentially responsible party (a "PRP") under Superfund and similar state laws for past and future remediation costs at hazardous substance disposal sites. Although Superfund liability is joint and several, in general, final allocation of responsibility at sites where there are multiple PRPs is made based on each PRPs relative contribution of hazardous substances to the site. Based on information currently available to us, we believe that any potential liability associated with being named a PRP will not have a material adverse effect on us.

     We sold a plant in Niagara Falls, New York in 1986. Adjacent to the plant is a solid waste landfill. Ownership of the landfill was retained by us, and the landfill was closed by us in 1987 in accordance with a closure plan approved by the New York State Department of Environmental Conservation. In early 1991, the Department notified us that it was investigating the landfill as a former inactive hazardous waste site. In September 1997, the site was reclassified from a class 2a site (a site for which the Department has insufficient information to determine whether hazardous wastes or substances are present) to a class 4 site (a site properly closed and requiring continued management). To date, the costs associated with this site have not been, and we do not anticipate that future costs will be, material to us.

     We establish accruals for environmental liabilities where it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. We adjust accruals as new remediation and other commitments are made and as information becomes available which changes estimates previously made.

     Estimates of future costs of environmental protection are necessarily imprecise due to numerous uncertainties, including the impact of new laws and regulations, the availability and application of new and diverse technologies, the extent of insurance coverage, the identification of new hazardous substance disposal sites at which we may be a PRP and, in the case of sites subject to Superfund and similar state laws, the ultimate allocation of costs among PRPs and the final determination of remedial requirements. Subject to the inherent imprecision in estimating such future costs, but taking into consideration our experience to date regarding environmental matters of a similar nature and facts currently known, we believe that costs and capital expenditures (in each case, before adjustment for inflation) for environmental protection will not increase materially over the next several years.

     INSURANCE

     We obtain insurance against civil liabilities relating to personal injuries to third parties, for loss of or damage to property and for environmental matters to the extent that it is currently available and provides coverage that we believe is appropriate upon terms and conditions and for premiums that we consider fair and reasonable. We believe that we have insurance providing coverage for claims and in amounts which we believe appropriate as described above. There can be no assurance, however, that we will not incur losses beyond the limits of, or outside the coverage of, our insurance. We currently believe that recovery under our insurance, if any, will not materially offset liabilities which have or may become due in connection with antitrust investigations or related lawsuits or claims.

     EMPLOYEES

     At December 31, 1998, we had 4,952 employees, of which 1,291 were in the United States, 2,082 were in Europe (including Russia), 882 were in Mexico and Brazil, 415 were in South Africa, 276 were in Canada and 6 were in the Asia Pacific region. At December 31, 1998, we had 3,463 hourly employees.

     About 64% of our employees are covered by collective bargaining or similar agreements which expire at various times in each of the next several years. At December 31, 1998, about 1,924, or 39%, of our employees were covered by agreements which expire, or are subject to renegotiation, at various times during the remainder of 1999 or the first quarter of the year 2000. We believe that our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. There can be no assurance, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us. A prolonged work stoppage at any one of our manufacturing facilities could have a material adverse effect on us. Excluding our subsidiaries prior to the time when we acquired them, we have not had any material work stoppages or strikes during the past decade.

ITEM 2. PROPERTIES

     We operate the following facilities, which are owned or leased as indicated.


                                                                                     OWNED OR
    LOCATION OF FACILITY                       PRIMARY USE                           LEASED
    --------------------                       -----------                           ------
UNITED STATES

  Irvine, California...................   Machine Shop and Sales Office                Leased
  Danbury, Connecticut.................   Administrative Office                        Leased
  Niagara Falls, New York..............   Coal Calcining Facility                      Owned
  Cleveland, Ohio......................   Flexible Graphite Manufacturing Facility     Owned
                                          and Sales Office
  Parma, Ohio..........................   Technology Center                            Owned
  Clarksville, Tennessee...............   Electrode Manufacturing Facility and         Owned
                                          Sales Office
  Columbia, Tennessee..................   Electrode and Cathode Manufacturing          Owned
                                          Facility and Sales Office
  Nashville, Tennessee.................   Corporate Headquarters and Sales Office      Leased
  Lawrenceburg, Tennessee..............   Carbon Specialties Manufacturing Facility    Owned
  Clarksburg, West Virginia............   Graphite Specialties Manufacturing           Owned
                                          Facility and Sales Office

INTERNATIONAL

  Salvador Bahia, Brazil...............   Electrode and Cathode Manufacturing          Owned
                                          Facility
  Sao Paulo, Brazil....................   Sales Office                                 Leased
  Welland, Canada(a)...................   Electrode and Cathode Manufacturing          Owned
                                          Facility and Sales Office


                                                                                     OWNED OR
    LOCATION OF FACILITY                       PRIMARY USE                           LEASED
    --------------------                       -----------                           --------

  Hong Kong, China.....................   Sales Office                                 Leased
  Notre Dame, France...................   Electrode and Graphite Specialties           Owned
                                          Manufacturing Facility and Sales Office
  Notre Dame, France...................   Cathode Manufacturing Facility and Sales     Leased
                                          Office
  Rungis, France.......................   Sales Office                                 Leased
  Venissieux, France...................   Cathode Manufacturing Facility and           Owned
                                          Technology Center
  Caserta, Italy.......................   Electrode Manufacturing Facility             Owned
  Malonno, Italy.......................   Machine Shop                                 Owned
  Milan, Italy.........................   Administration and Sales Office              Leased
  Monterrey, Mexico....................   Electrode Manufacturing Facility and         Owned
                                          Sales Office
  Moscow, Russia.......................   Sales Office                                 Leased
  Vyazma, Russia.......................   Electrode Manufacturing Facility             Owned
  Singapore............................   Sales Office                                 Leased
  Meyerton, South Africa...............   Electrode Manufacturing Facility and         Owned
                                          Sales Office
  Pamplona, Spain......................   Electrode Manufacturing Facility and         Owned
                                          Sales Office
  Lausanne, Switzerland(b).............   Sales Office and European Headquarters       Owned
  Sheffield, United Kingdom............   Machine Shop and Sales Office                Owned


     ------------
     (a) Until closure which is scheduled for the second quarter of 1999.

     (b) Sales office and European Headquarters are located in a leased facility in Gland, Switzerland and will be moved to Lausanne, Switzerland in 1999.

     We believe that our facilities, which are of varying ages and types of construction, are in good condition, are suitable for our operations and generally provide sufficient capacity to meet our requirements for the foreseeable future. We do not own any other properties which are material to our financial condition.

ITEM 3. LEGAL PROCEEDINGS

     PUERTO RICAN FACILITY LITIGATION. In 1978, a lawsuit entitled ORTIZ ET AL.
V. UNION CARBIDE GRAFITO, INC. was commenced in the Superior Court of Puerto Rico (the "SUPERIOR COURT") by persons residing near our former facility in Yabucoa, Puerto Rico alleging property damage and personal injury due to air emissions and noise from the facility and seeking damages. The defendant in the lawsuit is one of our wholly owned subsidiaries which owned the facility. The facility ceased operations in 1989 and was demolished in 1994. Our subsidiary had no other operations.

     In 1986, the complaint was dismissed as to about two-thirds of the 759 plaintiffs for failure to provide discovery. In 1987, the complaint was dismissed as to the remaining plaintiffs for failure to prosecute the lawsuit. Certain of the plaintiffs thereafter retained new counsel and filed a motion to set aside the 1986 and 1987 dismissals. That motion was denied by the trial court and an appeal was taken to the Supreme Court of Puerto Rico (the "SUPREME COURT"). In 1992, the Supreme Court remanded the case to the Superior Court for a hearing on whether the dismissals should be vacated on the ground that plaintiffs' former counsel had allowed the dismissals to occur due to fraud. The hearing was held in March and June 1995, and a decision was rendered in favor of our subsidiary. In March 1996, the plaintiffs filed a writ of appeal with the

Circuit Court of Appeals. The writ of appeal was dismissed on procedural grounds. In June 1996, the plaintiffs filed a petition for certiorari to the Supreme Court seeking review of the dismissal of such writ of appeal. The Supreme Court issued a writ of certiorari to review the dismissal. The writ of certiorari is still pending before the Supreme Court. We believe that the ultimate disposition of this lawsuit will not have a material adverse effect on us. Union Carbide and Mitsubishi have agreed to indemnify UCAR and Blackstone for any liabilities in excess of $20 million arising out of this lawsuit.

     ANTITRUST INVESTIGATIONS. On June 5, 1997, we were served with subpoenas issued by the United States District Court for the Eastern District of Pennsylvania (the "DISTRICT COURT") to produce documents to a grand jury convened by attorneys for the Antitrust Division of the DOJ and a related search warrant in connection with a criminal investigation as to whether there has been any violation of U.S. federal antitrust laws by producers of graphite electrodes. Concurrently, representatives of Directorate General IV of the European Union, the antitrust enforcement authorities of the European Union (the "EU AUTHORITIES"), visited offices of our French subsidiary for purposes of gathering information in connection with an investigation as to whether there has been any violation of Article 85-1 of the Treaty of Rome, the antitrust law of the European Union, by those producers. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses.

     In December 1997, UCAR's Board of Directors appointed a special committee of outside directors, consisting of John R. Hall and R. Eugene Cartledge, to exercise the power and authority of UCAR's Board of Directors in connection with antitrust investigations and related lawsuits and claims. On March 13, 1998, effective immediately, Robert P. Krass, then Chairman of the Board, President and Chief Executive Officer, and Robert J. Hart, then Senior Vice President and Chief Operating Officer, retired and Mr. Krass resigned as a director.

     On April 7, 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares in the United States and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. In addition, on April 24, 1998, pursuant to the plea agreement, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The agreement was approved by the District Court and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of the U.S. federal antitrust laws occurring prior to April 24, 1998. The payment due July 23, 1998 was timely made.

     In April 1998, we became aware that the Canadian Competition Bureau (the "COMPETITION BUREAU") had commenced a criminal investigation as to whether there has been any violation of Canadian antitrust laws by producers of graphite electrodes. In March 1999, pursuant to a plea agreement between the Company's Canadian subsidiary and the Competition Bureau, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn.$11 million. The plea agreement was approved by the court and, as a result, we will not be subject to prosecution by the Competition Bureau with respect to any antitrust violations occurring prior to the date of the plea agreement. The fine was timely paid.

     The guilty pleas make it more difficult for us to defend against other investigations as well as civil lawsuits and claims.

     In June 1998, we became aware that the Japanese Fair Trade Commission, the Japanese antitrust enforcement authority (the "JFTC"), had commenced an investigation as to whether there has been any violation of the Act Concerning the Prohibition of Private Monopolization and Maintenance of Fair Trade by producers and distributors of graphite electrodes. On January 14, 1999, we received a request from the JFTC to explain, in writing, the purpose of various alleged meetings which took place between us and other producers of graphite electrodes during the period from 1992 to the present. The Company believes that, among other things, it has good defenses to any claim that it is subject to the jurisdiction of these authorities and does not intend to comply with this request. The independent distributor of the Company's products in Japan has been required to produce documents and witnesses to the JFTC. In March 1998, the JFTC issued a "warning" letter against the four Japanese graphite electrode producers. While the JFTC did not issue a similar warning against the Company, the warning issued against the Japanese producers did reference UCAR as a member of an alleged cartel.

     We have been vigorously protecting, and intend to continue to vigorously protect, our interests in connection with the investigations described above. We may, however, at any time settle any possible unresolved charges. We are cooperating with the EU authorities in its investigation and with the DOJ and the Competition Bureau in their continuing investigations of other producers of graphite electrodes. In connection with these investigations, we have produced and are producing documents and witnesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties against us could be initiated by authorities in other jurisdictions.

     ANTITRUST LAWSUITS. In 1997, UCAR and other producers of graphite electrodes were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint in the District Court (sometimes called the "ANTITRUST CLASS ACTION LAWSUIT"). In the consolidated complaint to the antitrust class action lawsuit, the plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. In August 1998, the District Court certified a class of plaintiffs consisting of all persons who purchased graphite electrodes in the United States (sometimes called the "CLASS") directly from the defendants during the period from July 1, 1992 through June 30, 1997 (sometimes called the "CLASS PERIOD").

     In 1998, UCAR and other producers of graphite electrodes were served with a complaint by 27 steelmakers in the United States commencing a separate civil antitrust lawsuit in the District Court (sometimes called the "OPT-OUT LAWSUIT"). In the complaint to the opt-out lawsuit, the plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged antitrust violations.

     In 1998, the UCAR Group, other producers of graphite electrodes, Union Carbide and Mitsubishi were served with a complaint by Nucor Corporation and an affiliate commencing a civil antitrust and fraudulent transfer lawsuit in the District Court (sometimes called the "NUCOR LAWSUIT"). In the complaint to the Nucor lawsuit, the plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and that Union Carbide and Mitsubishi violated applicable state fraudulent transfer laws. The complaint seeks, among other things, an award of treble damages resulting from such alleged antitrust violations and an order to have payments made by UCAR to Union Carbide and Mitsubishi in connection with the Recapitalization declared to be fraudulent conveyances and returned to UCAR for purposes of enabling UCAR to satisfy any judgments resulting from such alleged antitrust violations.

     In 1998, the UCAR Group and other producers of graphite electrodes were served with a petition by Chaparral Steel Company commencing a separate civil antitrust lawsuit entitled CHAPARRAL STEEL COMPANY, ET AL. V. SHOWA DENKO CARBON, INC., ET. AL. in the District Court of Ellis County, Texas (the "TEXAS lawsuit"). In the petition to the Texas lawsuit, the plaintiff alleges that the defendants violated Texas antitrust laws in connection with the sale of graphite electrodes and seeks, among other things, an award of treble damages resulting from such alleged violations.

     Certain other steelmakers in the United States and Canada have also served the UCAR Group with complaints commencing five separate civil antitrust lawsuits (four in the United States and one in Canada) in various courts (sometimes called the "OTHER LAWSUITS"). The UCAR Group and other producers of graphite electrodes have been named as defendants in some or all of the complaints. In the complaints to the other lawsuits, the plaintiffs allege that the defendants violated applicable antitrust laws (and applicable conspiracy laws, in the case of the lawsuit in Canada) in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages (in the case of lawsuits in the United States) or actual and punitive damages (in the case of the lawsuit in Canada) resulting from such alleged violations. Each of the other lawsuits in the United States has been transferred to the District Court and consolidated with the antitrust class action lawsuit, the opt-out lawsuit and the Nucor lawsuit for purposes of discovery.

     We are aware of other antitrust lawsuits in the United States in which other producers of graphite electrodes (but not us) are defendants and that some of those lawsuits have been settled. In addition, all antitrust lawsuits against SGL Carbon Corporation, the U.S. subsidiary of SGL Carbon AG, have been stayed as a result of the filing on December 17, 1998 of a petition by SGL Carbon Corporation in the United States District Court for the District of Delaware for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     In February 1999, the UCAR Group and other producers of graphite electrodes were served with a complaint by 23 steelmakers and related parties outside the United States commencing a separate civil antitrust lawsuit entitled FERROMIN INTERNATIONAL TRADE CORPORATION, ET. AL. VS. UCAR, ET. AL. in the United States District Court for the Eastern District of Pennsylvania (the "FOREIGN CUSTOMER LAWSUIT"). The plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes sold or sourced from the United States and those sold and sourced outside the United States. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that, among other things, we have strong defenses against claims alleging that purchases of graphite electrodes outside the United States are actionable under U.S. federal antitrust laws.

     Certain steelmakers in other countries who purchased graphite electrodes from us, and certain customers who purchased other products from us, have threatened to commence antitrust lawsuits against us in the United States and in other jurisdictions.

     Through March 25, 1999, we have settled the antitrust class action lawsuit, the opt-out lawsuit, the Nucor lawsuit and, except as stated below, all of the other lawsuits (in Canada as well as in the United States), certain of the threatened lawsuits and certain antitrust claims by certain other steelmakers who negotiated directly with us. The settlements cover virtually all of the actual and potential claims against us (but not other defendants) by steelmakers in the United States and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The only material exceptions are the Texas lawsuit, the foreign customer lawsuit and possible claims by customers in the United States and Canada whose aggregate purchases do not constitute a material portion of our sales in those countries. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and, in a few instances, discounts. Through March 25, 1999, all payments due have been timely made. Through December 31, 1998, an aggregate of $145 million (including the DOJ payment) was paid. As of December 31, 1998 and based on information known to us at March 25, 1999, the aggregate amount remaining due under these settlements was about $29 million, most of which is payable in 1999. Amounts due under the settlement of the antitrust class action may be increased if additional claims are filed by members of the class or if it is determined that steelmakers outside the United States who purchased graphite electrodes sourced within the United States are members of the class and such steelmakers file claims thereunder.

     The Texas lawsuit and the foreign customer lawsuit have not been settled and are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against the Texas lawsuit and the foreign customer lawsuit as well as all threatened lawsuits and possible claims, including those mentioned above. We may at any time, however, settle the Texas lawsuit and the foreign customer lawsuit as well as any threatened lawsuits and possible claims and we are actively negotiating settlements which we consider fair and reasonable with customers who are not parties to any lawsuit to settle certain of these claims.

     It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the United States and other jurisdictions.

     We recorded a charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Actual liabilities and expenses could be materially higher than $340 million. To the extent that these liabilities and expenses are reasonably estimable, at March 25, 1999, we believe that $340 million continues to represent the best estimate of these liabilities and expenses. The fines and settlements described above are within the amounts we used to evaluate the $340 million charge.

     SHAREHOLDER DERIVATIVE LAWSUIT. On March 4, 1998, UCAR was served with a complaint commencing a shareholder derivative lawsuit entitled JAROSLAWICZ V. KRASS, ET AL. in the Connecticut Superior Court (Judicial District of Danbury).

     Messrs. Krass and Hart, William P. Wiemels, then Vice President and Chief Financial Officer, Peter B. Mancino, General Counsel, Vice President and Secretary, and Fred C. Wolf, then Vice President, Administration and Strategic Projects, together with Messrs. Cartledge and Hall, Robert D. Kennedy, current Chairman of the Board, and Glenn H. Hutchins, Howard A. Lipson, Peter G. Peterson and Stephen A. Schwarzman, former directors, are named as defendants. UCAR is named as a nominal defendant. On March 13, 1998, effective immediately, Messrs. Krass and Hart retired and Mr. Krass resigned as a director. On March 18, 1998, Mr. Kennedy was elected Chairman of the Board and Chief Executive Officer, Mr. Wiemels became Vice President and Chief Operating Officer and Mr. Wolf became Vice President and Chief Financial Officer. On October 1, 1998, Messrs. Wiemels and Wolf retired. The plaintiff named in the complaint is David Jaroslawicz.

     In the complaint, the plaintiff alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by the UCAR Group and its employees with antitrust laws. The plaintiff also alleges that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws. The complaint seeks recovery for UCAR of damages to the UCAR Group resulting from these alleged breaches and sales. In May 1998, UCAR and the individual defendants filed a motion to dismiss the complaint on the grounds that plaintiff failed to make a demand upon UCAR's Board of Directors prior to commencing the lawsuit and to sufficiently allege that such a demand would have been futile. In response to the motion, plaintiff requested and obtained court permission to file an amended complaint. The amended complaint was served in July 1998. In August 1998, UCAR and the individual defendants moved to dismiss the complaint on the same grounds. The motion has been fully briefed.

     This lawsuit is still in its early stages. This lawsuit is being pursued for recovery from the individual defendants on behalf of (and payable to) UCAR and any indemnification obligations which UCAR may have to the individual defendants would result from judgments or settlements in favor of UCAR. As a result, we believe that UCAR's ultimate exposure in this lawsuit is limited to expenses, including defense costs, and possibly reimbursement of certain plaintiff's attorneys' fees and expenses.

     SECURITIES CLASS ACTION LAWSUIT. In April and May 1998, UCAR was served with complaints commencing securities class actions in the United States District Court for the District of Connecticut. The complaints have been consolidated into a single lawsuit entitled IN RE: UCAR INTERNATIONAL INC. SECURITIES LITIGATION and the Florida State Board of Administration has been designated as lead plaintiff (without prejudice to defendants' right to contest such designation on the basis that such plaintiff would not be an adequate class representative). A consolidated amended complaint was served in September 1998. The defendants named in the consolidated amended complaint are UCAR and each of Messrs. Krass, Hart, Mancino, Wiemels, Wolf, Hutchins, Lipson, Peterson and Schwarzman. The proposed class consists of all persons (other than the defendants) who purchased common stock during the period from August 1995 through March 1998.

     In the consolidated amended complaint, the plaintiffs allege that, during such period, the defendants violated U.S. federal securities laws in connection with purchases and sales of common stock by making material misrepresentations and omissions regarding alleged violations of antitrust laws. The plaintiffs seek, among other things, to recover damages resulting from such alleged violations. UCAR and each of the individual defendants has filed a motion to dismiss the consolidated amended complaint.

     This lawsuit is still in its early stages and no evaluation of liability or exposure related to this lawsuit can yet be made. As mentioned above, the guilty pleas make it more difficult for UCAR to defend against claims asserted against it.

     OTHER PROCEEDINGS. We are involved in various other legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of these other proceedings, we believe that the ultimate disposition of these other proceedings will not have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION

     The common stock is listed on the NYSE under the trading symbol "UCR." The closing sale price of the common stock was $17 13/16 on December 31, 1998, the last trading day of our last fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock as reported by the NYSE:

                                                    HIGH              LOW
1997:                                               ----              ---
    First Quarter.........................          $45               $36 7/8
    Second Quarter........................          $49 1/8           $38
    Third Quarter.........................          $48 11/16         $42 1/2
    Fourth Quarter........................          $50 1/4           $36 13/16

1998:
    First Quarter.........................          $41 1/4           $27 1/2
    Second Quarter........................          $35 1/8           $29
    Third Quarter.........................          $30 5/8           $12 1/4
    Fourth Quarter........................          $20 7/16          $14 5/8

     As of March 1, 1999, there were 72 record holders of common stock. We estimate that about 4,000 stockholders are represented by nominees.

     The common stock is included in Standard & Poor's 400 Mid-Cap Index.

     Effective August 7, 1998, UCAR adopted a Stockholder Rights Plan (the "RIGHTS PLAN"). Under the Rights Plan, one preferred stock purchase right (a "RIGHT") was distributed on September 21, 1998 to stockholders of record on August 20, 1998 as a dividend on each share of common stock outstanding on the record date. Each share of common stock issued after the record date is accompanied by a Right.

     When a Right becomes exercisable, it entitles the holder to buy one one-thousandth of a share of a new series of preferred stock for $110. The Rights are subject to adjustment upon the occurrence of certain dilutive events. The Rights will become exercisable only when a person or group becomes the beneficial owner of 15% or more of the outstanding shares of common stock or 10 days after a person or group announces a tender offer to acquire beneficial ownership of 15% or more of the outstanding shares of common stock. No certificates representing the Rights will be issued, and the Rights are not transferable separately from the common stock, unless the Rights become exercisable.

     Under certain circumstances, holders of Rights, except a person or group described above and certain related parties, will be entitled to purchase shares of common stock (or, in certain circumstances, other securities or assets) at 50% of the price at which the common stock traded prior to the acquisition or announcement (or 50% of the value of such other securities or assets). In addition, if UCAR is acquired after the Rights become exercisable, the Rights will entitle those holders to buy the acquiring company's common shares at a similar discount.

     UCAR is entitled to redeem the Rights for one cent per Right prior to the time when the Rights become exercisable. If not redeemed, the Rights will expire on August 7, 2008. For stockholders who owned more than 15% of the outstanding shares of common stock on August 7, 1998, the thresholds described above are 22.5% (and not 15%) of the outstanding shares of common stock.

     The preferred stock issuable upon exercise of Rights consists of Series A Junior Participating Preferred Stock, par value $.01 per share, of UCAR. In general, each share of that preferred stock will be entitled to a minimum preferential quarterly dividend payment equal to the greater of $10 per share or 1,000 times the quarterly dividend declared on the common stock, will be entitled to a liquidation preference of $110,000 and will have 1,000 votes, voting together with the common stock.

     DIVIDEND AND STOCK REPURCHASE POLICIES AND RESTRICTIONS

     It is the current policy of UCAR's Board of Directors to retain earnings to finance plans and operations, fund acquisitions, meet obligations and repay debt. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of UCAR's Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Senior Bank Facilities and the Subordinated Note Indenture and other factors deemed relevant by UCAR's Board of Directors. We do not anticipate paying any cash dividends (or repurchasing any material amount of common stock) in the near term.

     UCAR is a holding company that derives substantially all of its cash flow from UCAR Global. Consequently, UCAR's ability to pay dividends or repurchase common stock is dependent upon the earnings of UCAR Global and its subsidiaries and the distribution of those earnings by UCAR Global to UCAR.

     Under the Senior Bank Facilities, UCAR is permitted to pay dividends on and repurchase common stock, and UCAR Global is permitted to pay dividends to UCAR for those purposes, only in an aggregate amount of up to $15 million in 1999 and $20 million in 2000 and thereafter. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since October 19, 1995. In addition, UCAR Global is permitted to pay dividends to UCAR (i) in respect of UCAR's administrative fees and expenses and (ii) to fund payments in connection with antitrust investigations, lawsuits and claims and securities and shareholder derivative lawsuits and claims. The total amount of dividends to fund those payments, plus the total amount paid on intercompany debt owed to UCAR for the same purpose, may not exceed $400 million (adjusted for certain imputed interest expense).

     The Subordinated Note Indenture restricts the payment of dividends by UCAR Global to UCAR if (i) at the time of the proposed dividend, Global is unable to meet certain indebtedness incurrence and income tests or (ii) the total amount of the dividends paid exceeds specified aggregate limits based on consolidated net income, net proceeds from asset and stock sales and certain other transactions. These restrictions are not applicable to dividends paid to UCAR
(i) in respect of UCAR's administrative fees and expenses and (ii) to purchase common stock held by present or former officers or employees subject to limits similar to those under the Senior Bank Facilities.

     RECENT SALES OF UNREGISTERED SECURITIES

     In December 1998 and the first quarter of 1999, UCAR sold an aggregate of 222,909 shares of common stock to certain members of senior management under executive employee stock purchase programs adopted by UCAR's Board of Directors in September 1998. The shares were sold for an aggregate of $3,496,260. These sales were exempt from registration under Section 4(2) of the Securities Act of 1933 because the shares were sold in transactions not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected annual consolidated financial data (excluding the "quantity of graphite electrodes sold") have been derived from the Consolidated Financial Statements at the dates and for the periods indicated, which have been audited by KPMG LLP as indicated in their reports thereon. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements at December 31, 1997 and 1998 and for each of the years in the three-year period ended December 31, 1998 and the related notes thereto included elsewhere in this Report.


                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                   1994     1995     1996     1997     1998
                                                                   ----     ----     ----     ----     ----
                                                                 (Dollars in millions, except per share data)

STATEMENT OF OPERATIONS DATA:
  Net sales..................................................      $ 758    $ 901   $ 948    $ 1,097  $ 947
  Gross profit...............................................        243      345     365       411     343
  Selling,  administrative  and other expenses...............         79      115      90       115     103
  Restructuring charges(a)...................................          -       30       -         -      86
  Impairment loss on Russian assets..........................          -        -       -         -      60
  Antitrust investigations
         and related lawsuits and claims(b)..................          -        -       -       340       -
  Operating profit (loss)....................................        162      189     268       (58)     77
  Interest expense...........................................         19       93      61        64      73
  Income (loss) before extraordinary item....................        100       25     145      (160)    (30)
  Extraordinary item, net of tax(c)..........................          -       37       -         -       7
  Net income (loss)..........................................        100      (12)    145      (160)    (37)



                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                   1994     1995     1996     1997     1998
                                                                   ----     ----     ----     ----     ----
                                                                 (Dollars in millions, except per share data)

  Earnings (loss) per common share:
    Basic:  Income (loss) before
            extraordinary item...............................      $2.77    $0.55   $3.15    $(3.49)   $(0.66)
          Net income (loss)..................................      $2.77   $(0.26)  $3.15    $(3.49)   $(0.83)
                                                                   =====   ======   =====    ======    ======
          Weighted average common shares
            outstanding (in thousands)(d)....................     35,840   45,960   46,274   45,963    44,972
    Diluted: Income (loss) before extraordinary
                item.........................................      $2.77    $0.52    $3.00   $(3.49)   $(0.66)
          Net income (loss)..................................      $2.77   $(0.24)   $3.00   $(3.49)   $(0.83)
                                                                   =====   ======    =====   ======    ======
          Weighted average common shares
            outstanding (in thousands)(d)....................     35,840   48,763    48,469  45,963    44,972



                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                   1994     1995     1996     1997     1998
                                                                   ----     ----     ----     ----     ----
                                                                 (Dollars in millions, except per share data)

BALANCE SHEET DATA (AT PERIOD END):
  Cash and cash equivalents.................................       $  60    $  53   $   95    $    58    $    58
  Total assets..............................................         818      904    1,017      1,262      1,137
  Total debt................................................         247      668      635        732        804
  Stockholders' equity (deficit)............................         218     (141)      17       (227)      (287)
  Working capital...........................................         235      215      263         94        203

OTHER DATA:
   Gross profit margin......................................          32.1%    38.3%    38.5%      37.5%     36.2%
   Operating profit (loss) margin...........................          21.4     21.0     28.3       (5.3)      8.1
   Depreciation and amortization............................       $  39    $  38   $   36    $    49    $   51
   Capital expenditures.....................................          34       65       62         79        52
   EBITDA (adjusted for non-cash
     restructuring  charges and
     impairment loss) (e)...................................         201      249      304         (9)      217
   Cash  flow  provided  by (used in) operations............         174      130      172        172       (29)
   Cash flow used in investing..............................         (56)    (116)    (104)      (221)      (31)
   Quantity of graphite electrodes sold
         (thousands of metric tons) (f)(g)..................         196      217      205        242       211


--------------------------

(a) For 1995, represents costs recorded in connection with closing of graphite electrode operations at Columbia, Tennessee. These costs consisted primarily of write-offs of fixed assets and other shut down costs. For 1998, represents costs recorded in connection with closing graphite electrode operations in Welland, Canada and Berlin, Germany and the consolidation of certain corporate administrative offices. These costs consisted primarily of severance, write-offs of fixed assets, environmental and other shut down costs.

(b) Represents estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

(c) The 1995 extraordinary item resulted from early extinguishment of debt in connection with a redemption of Subordinated Notes and a refinancing of bank credit facilities. The 1998 extraordinary item resulted from early extinguishment of debt in connection with the refinancing of the Senior Bank Facilities.

(d) In 1994, reflects common shares outstanding prior to our initial public offering, adjusted for the effects of the January 26, 1995 and August 3, 1995 stock splits. In 1995 and all other years thereafter, reflects common shares and potential common shares outstanding after our initial public offering, including potential common shares calculated in accordance with the "treasury stock method," wherein the net proceeds from the exercise of potential common shares are assumed to be used to repurchase common shares at the average closing price for such year.

(e) EBITDA, for this purpose, means operating profit (loss), plus depreciation, amortization, impairment loss and the portion of restructuring charges applicable to non-cash asset write-offs. The amount of restructuring charges applicable to non-cash asset write-offs was $22 million for 1995 and $29 million for 1998. We believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from continuing operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. This method for calculating EBITDA may not be comparable to other companies.

(f) Excludes graphite electrodes sold by our South African subsidiary, before it became wholly owned on April 21, 1997, of 24,000 metric tons in 1994, 27,000 metric tons in 1995, 26,000 metric tons in 1996 and 8,000 metric tons in 1997.

(g) The quantity of graphite electrodes sold in the first quarter of 1994 was impacted by customer buy-ins during the fourth quarter of 1993 in advance of price increases effective in January 1994 and the quantity of graphite electrodes sold in the fourth quarter of 1997 was impacted by customer buy-ins in advance of price increases effective in January 1998.

     The following quarterly selected consolidated financial data have been derived from the Consolidated Financial Statements for the periods indicated, which have not been audited. The selected quarterly consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements at December 31, 1997 and 1998 and for each of the years in the three-year period ended December 31, 1998 and the related notes thereto included elsewhere in this Report.


                                                     FIRST      SECOND       THIRD      FOURTH
                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                    -------     -------     -------     -------
                                                   (Dollars in millions, except per share data)

1997:
   Net sales......................................   $ 238       $ 290       $ 278       $ 291
   Gross profit...................................      88         110         104         109
   Net income (loss)(a)...........................      37          42          37        (276)

   Basic net income (loss) per share..............   $0.79       $0.93       $0.80      $(6.07)
   Diluted net income (loss) per share............   $0.76       $0.89       $0.77      $(6.07)


1998:
   Net sales......................................   $ 244       $ 248       $ 233      $  222
   Gross profit...................................      93          96          82          72
   Net income (loss)(b)(c)........................      35          31        (113)         10


   Basic income (loss) per share before
    extraordinary item............................   $0.77       $0.70       $(2.51)    $0.39
   Basic net income (loss) per share..............   $0.77       $0.70       $(2.51)    $0.22
                                                     =====       =====       ======     =====
   Diluted income (loss) per share before
    extraordinary item............................   $0.74       $0.67       $(2.51)    $0.38
    Diluted net income (loss) per share...........   $0.74       $0.67       $(2.51)    $0.22
                                                     =====       =====       ======     =====

----------------
(a) Includes a charge of $2 million ($1 million after tax) in the third quarter of 1997 and $338 million ($309 million after tax) in the fourth quarter of 1997 associated with estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

(b) The third quarter of 1998 includes a restructuring charge of $86 million ($77 million after tax) recorded in connection with closing graphite electrode operations in Welland, Canada and Berlin, Germany and the consolidation of certain administrative offices and an impairment loss of $60 million ($58 million after tax) associated with our Russian operations.

(c) The 1998 fourth quarter includes an extraordinary charge of $11 million ($7 million after tax) associated with early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     COMPANY BACKGROUND. In 1995, UCAR International Inc. ("UCAR" and, together with its subsidiaries, the "UCAR GROUP," "WE" or "US") consummated a leveraged recapitalization (the "RECAPITALIZATION"), an initial public offering of common stock, a redemption of a portion of the subordinated notes (the "SUBORDINATED NOTES") issued in connection with the Recapitalization and a refinancing of the bank credit facilities established in connection with the Recapitalization with new senior secured bank credit facilities (the "SENIOR BANK FACILITIES").

     In 1995 and 1996, we acquired substantially all of the shares of our Brazilian subsidiary owned by public shareholders in Brazil. In late 1996, 1997 and early 1998, we acquired substantially all of the equity of our Russian subsidiary. In 1997, we acquired 70% of the equity of Carbone Savoie S.A.S. ("CARBONE SAVOIE"). We also acquired, through a newly formed 70%-owned German subsidiary, the graphite electrode business of Elektrokohle Lichtenberg AG in Germany. In addition, we acquired the outstanding shares of our South African subsidiary held by our former 50%-joint venture partner in South Africa. These acquisitions were accounted for as purchases.

     In 1997, we refinanced the Senior Bank Facilities and repurchased $92 million of common stock. We also undertook, with the assistance of consultants, various projects to integrate global operations. We estimate that costs associated with these projects will aggregate $18 million over a two-year period ending mid-1999. We also estimate that, under current conditions, these projects will have a pay-back period of two years ending in 2000. Additionally, in 1997, UCAR's Board of Directors accelerated the vesting of outstanding performance stock options associated with 1998 performance targets which resulted in a non-cash charge of $12 million.

     GLOBAL RESTRUCTURING AND RATIONALIZATION PLAN. In September 1998, UCAR's Board of Directors adopted a global restructuring and rationalization plan. The plan is intended to enhance stockholder value by focusing on optimizing margins, maximizing cash flow, generating growth in earnings and strengthening competitiveness through operating and overhead cost reduction and plant rationalization. The plan is also intended, over the long term, to strengthen our position as a low cost producer supplying the steel and metals industries and, over the near term, to respond to global economic conditions that are adversely impacting our customers.

     We believe that, under current conditions, the plan will have a positive impact on earnings in the second half of 1999. We estimate that the plan will generate permanent annual cost savings at a rate of about $80 million by the end of 1999, $111 million by the end of 2000 and $135 million by the end of 2001 and thereafter, reduce working capital needs and improve efficiencies. We anticipate achieving about $64 million of savings in 1999.

     The plan resulted in a 1998 third quarter restructuring charge of $86 million ($77 million after income tax). The restructuring charge includes $47 million for asset write-offs and related shut down costs, $30 million for employee severance and related benefit costs, and $9 million for postmonitoring and environmental clean-up costs. The plan also included the rationalization and downsizing of our Russian operations and we recorded an impairment loss on long-lived Russian assets of $60 million.

     The key elements of the plan consist of:

o Rationalization of manufacturing operations, including closure of higher cost operations in Germany and Canada and downsizing of operations in Russia. We are reducing our annual graphite electrode manufacturing capacity by about 11%, or 30,000 metric tons. Our German operation manufactured "green" electrodes and had about 70 employees. Our Canadian operation manufactures graphite electrodes (with annual capacity of 23,000 metric tons) and carbon and graphite cathodes. It has about 280 employees. Cathodes will continue to be manufactured in North America at our manufacturing facility in Columbia, Tennessee. Our Russian operation will have its annual graphite electrode manufacturing capacity reduced to 10,000 metric tons from 17,000 metric tons. The closures and downsizing are expected to generate annual cost savings of about $24 million in 1999, $33 million in 2000 and $35 million in 2001 and thereafter.

o Centralization and consolidation of administrative functions, including relocation of our corporate headquarters to Nashville, Tennessee and centralization of our European administrative activities in Lausanne, Switzerland, on a cost center basis. This includes the consolidation of finance and administrative functions, including accounting, treasury, information systems, accounts receivable/payable, purchasing and human resources, along with targeted outsourcing, to gain efficiencies. Our new corporate headquarters in Nashville will be centrally located near our facilities in Clarksville, Columbia and Lawrenceburg, Tennessee. We believe that this centralization and consolidation will generate annual savings in total overhead (selling, administrative and other expense, research and development, and other expense (net)) of about $16 million in 1999, $26 million in 2000 and $30 million in 2001 and thereafter. We also believe that this centralization and consolidation will contribute to permanently reducing our effective annual income tax rate, which we believe will generate tax savings of about $3 million in 1999, $5 million in 2000 and $6 million in 2001.

o Implementation of more than 150 identified projects to reduce cost and improve operating efficiencies. We believe that these projects will yield annual savings of about $37 million in 1999, $46 million in 2000 and $47 million in 2001 and thereafter, after initial capital expenditures of about $24 million. These projects relate to such areas as energy conservation, raw material substitution, yield improvement, reduction in labor by automation, maintenance savings and reduction in plant administration.

     This plan is expected to result in improved cash flow from operations. If this cash flow is used to reduce debt, it would result in interest savings of about $1 million by year 2000 and $17 million by year 2001.

     As part of the plan, we are seeking to divest or joint venture all or part of our graphite and carbon specialties business (which is part of our graphite and carbon products segment) on acceptable terms. No assurance can be given that any divestiture or joint venture will be completed or as to timing or terms of any such transaction.

     REFINANCING. In November 1998, the Senior Bank Facilities were refinanced and the indenture governing the Subordinated Notes (the "SUBORDINATED NOTE INDENTURE") was amended. In connection with the refinancing, we obtained additional term debt of $210 million.

     Following the refinancing, the covenants under the Senior Bank Facilities are more restrictive than they had been prior to the time when we recorded the $340 million charge described below. The covenants do, however, allow us to implement our global restructuring and rationalization plan. Further, the covenants do not restrict our ability to draw on our revolving credit facility unless payments and reserves with respect to the litigation matters described below exceed $400 million (adjusted for certain imputed interest expense).

     LITIGATION MATTERS. Since 1997, we have been served with subpoenas, search warrants and information requests by antitrust authorities in the United States and elsewhere in connection with investigations as to whether there has been any violation of antitrust laws by producers of graphite electrodes. In addition, antitrust class action and other civil lawsuits have been commenced and threatened against us and other producers of graphite electrodes in the United States and elsewhere. We recorded a charge against results of operations for 1997 in the amount of $340 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. UCAR has also been named as a nominal defendant in a shareholder derivative lawsuit and is a defendant in a securities class action lawsuit, each of which is based, in part, on the subject matter of the antitrust investigations, lawsuits and claims. It is possible that antitrust investigations in other jurisdictions and additional civil lawsuits could be commenced.

     In April 1998, pursuant to a plea agreement with the Antitrust Division of the United States Department of Justice (the "DOJ"), UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. In March 1999, pursuant to a plea agreement with the Canadian Competition Bureau, our Canadian subsidiary pled guilty to a one-count charge of violating Canadian antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn.$11 million. The guilty pleas have made it more difficult to defend against other investigations, lawsuits and claims. Through March 25, 1999, we have settled virtually all of the actual and potential graphite electrode antitrust claims by steelmakers in the United States and Canada as well as antitrust claims by certain other steelmakers. In the aggregate, the fines and settlements are within the amounts we used for purposes of evaluating the $340 million charge. Actual liabilities and expenses could be materially higher than such charge. We do not believe that the outcome of the shareholder derivative lawsuit will have a material adverse effect on us. The securities class action is still in its early stages and no evaluation of potential liability can yet be made.

     GLOBAL ECONOMIC CONDITIONS. We are a global company and serve every geographic market worldwide. Accordingly, we are always impacted in varying degrees, both positively and negatively, as country or regional conditions affecting the markets for our products fluctuate.

     In 1996, most of the markets for our products were experiencing strong demand. The markets for graphite electrodes and certain of our other products in Western Europe were, however, experiencing weaker demand due to a regional economic downturn. In the aggregate, these circumstances positively impacted our results of operations for 1996.

     In 1997, the markets for our products in Western Europe began to experience stronger demand as that region began to recover from its economic downturn. Conversely, an economic downturn began in the Asia Pacific region. This downturn did not, however, materially affect the markets for our products until 1998.

     In 1998, the economic downturn in the Asia Pacific region directly or indirectly affected most of the worldwide markets for our products. This downturn has directly affected demand for steel and other metals in the Asia Pacific region. To the extent that certain regions (such as Eastern Europe, Africa, South America and the Middle East) were major exporters of steel and other metals to the Asia Pacific region, this downturn has also affected demand for their products. In some instances, those exporters have sought to sell their products in other regions (such as North America and Western Europe), thereby adversely affecting demand for steel and other metals produced in those other regions. All of these factors have resulted in a reduction in global demand for and production of steel and other metals. As a result, our customers have sought to reduce their inventories of supplies (such as inventories of electrodes) as well as reduce their production rates. All of these circumstances have adversely affected demand for graphite electrodes and some of our other products. We also experienced downward pressure in certain markets on pricing of graphite electrodes and some of our other products beginning in early 1998. These circumstances negatively impacted our results of operations in 1998.

     While we have seen some signs of a possible improvement, that improvement has not yet materialized. In addition, in light of typical order patterns for graphite electrodes, we do not expect an improvement until the second half of 1999.

     We cannot predict the timing or extent of changes in future global economic conditions. If, however, global economic conditions in the future over the long term are similar to those of the past two decades, we believe that worldwide production of steel in electric arc furnaces will continue to grow over the long term at its historical compound average annual growth rate of 4% and that, as a result, worldwide demand for graphite electrodes will grow over the long term at an average rate of 1% to 2%.

     CURRENCY MATTERS. We sell our products in more than 80 countries in multiple currencies. The prices for our products in each currency are based on evaluations of the relevant exchange rates, the relationship among all of our prices in the various relevant currencies, and competitive and other factors. Price increases or discounts are instituted when, as and if local conditions permit or require. The impact on net sales of any price increase or discount in foreign currencies can be mitigated or exaggerated by changes in currency exchange rates. We enter into hedging transactions to reduce our exposure to changes in currency exchange rates.

     While most of our sales are made to customers in markets where local currencies are readily convertible into U.S. dollars, we make sales to customers in other markets, particularly countries in Eastern Europe, the Middle East and the Asia Pacific region. When we deem it appropriate, the terms of sale to customers in these markets require payment in U.S. dollars, deutsche marks or yen and may additionally require prepayment or delivery of a bank letter of credit or equivalent security for payment.

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Operations and the increase or decrease (expressed as a percentage of such item in the comparable prior period) of such items:

                                                                                   PERCENTAGE
                                                      FOR THE YEAR ENDED            INCREASE
                                                         DECEMBER 31,              (DECREASE)
                                                         ------------              ----------
                                                                                 1996 TO   1997 TO
                                                     1996      1997      1998     1997     1998
                                                     ----      ----      ----     ----     ----
                                                       (Dollars in millions)
Net sales.......................................     $948    $1,097      $947       16%    (14)%
Cost of sales...................................      583       686       604       18     (12)
                                                     ----    -------    -----       --     ----
Gross profit....................................      365       411       343       13     (17)
Selling, administrative and other expenses......       90       115       103       28     (10)
Restructuring charges...........................       --        --        86       N/M     N/M
Impairment loss on Russian assets...............       --        --        60       N/M     N/M
Antitrust investigations
     and related lawsuits and claims............       --       340        --       N/M     N/M
Operating profit (loss).........................      268       (58)       77       N/M     N/M


----------------------
N/M: Not Meaningful

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Consolidated Statements of
Operations:


                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                    1996         1997        1998
                                                                    ----         ----        ----
Net sales..................................................         100.0%       100.0%      100.0%
Cost of sales..............................................          61.5         62.5        63.8
                                                                    -----        -----       -----
Gross profit...............................................          38.5         37.5        36.2
Selling, administrative and other expenses.................           9.5         10.5        10.9
Restructuring charges......................................          --            --          9.1
Impairment loss on Russian assets..........................          --            --          6.3
Antitrust investigations
     and related lawsuits and claims.......................          --           31.0         --
Operating profit (loss)....................................          28.3         (5.3)        8.1


     The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Operations and certain information as to gross profit margins related to our business segments:


                                                                                     GRAPHITE AND CARBON
                                                             GRAPHITE ELECTRODE       PRODUCTS BUSINESS
                                                                  SEGMENT                  SEGMENT

                                                             FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                                DECEMBER 31,            DECEMBER 31,
                                                                ------------            ------------
                                                             (Dollars in millions)   (Dollars in millions)

                                                              1996    1997   1998    1996   1997    1998
                                                              ----    ----   ----    ----   ----    ----


Net sales.....................................                  $696    $788   $652   $252    $309   $295
Cost of sales.................................                   412     479    405    171     207    199
                                                              ------  ------   ----  -----   -----  -----
Gross profit..................................                   284     309    247     81     102     96

Gross profit margin...........................                 40.8%   39.2%  37.9%  32.1%   33.0%  32.5%



     1998 COMPARED TO 1997. Net sales in 1998 were $947 million, a decrease of $150 million, or 14%, from net sales in 1997 of $1,097 million. Gross profit in 1998 was $343 million, a decrease of $68 million, or 17%, from gross profit in 1997 of $411 million. Gross profit margin in 1998 was 36.2% of net sales as compared to gross profit margin in 1997 of 37.5% of net sales. These changes were due primarily to changes in global economic conditions which reduced demand for steel and other metals. This, in turn, reduced demand for most of our products, particularly graphite electrodes.

     GRAPHITE ELECTRODE BUSINESS SEGMENT. Net sales in 1998 were $652 million, a decline of $136 million, or 17%, from net sales in 1997 of $788 million. The majority of this decline, about $98 million, was due to lower volume of graphite electrodes sold. Our volume of graphite electrodes sold declined 31,000 metric tons to 211,000 metric tons in 1998 from 242,000 metric tons in 1997. The average selling price (in U.S. dollars and net of changes in currency exchange rates) declined $110 per metric ton to $3,013 per metric ton in 1998 from $3,123 per metric ton in 1997. The reduction in selling price was primarily due to the stronger dollar in relation to the other currencies in which we sell graphite electrodes. The adverse impact of the currency translation was about $34 million in 1998.

     Cost of sales declined $74 million, or 15%, to $405 million in 1998 from $479 million in 1997. The reduction was due primarily to lower volume of graphite electrodes sold. This decline in volume adversely affected our capacity utilization rate, which typically has the effect of increasing cost of sales per metric ton sold since the same fixed costs must be absorbed by a smaller quantity of products.

     As a result of the changes described above, gross profit declined $62 million, or 20%, to $247 million in 1998 from $309 million in 1997 and gross profit margin decreased to 37.9% of net sales in 1998 from 39.2% of net sales in 1997.

     GRAPHITE AND CARBON PRODUCTS BUSINESS SEGMENT. Net sales in 1998 were $295 million, a decline of $14 million, or 5%, from net sales in 1997 of $309 million. The majority of this decline, about $13 million, was due to lower volume of carbon refractories sold. Carbon refractories are used primarily as lining for blast furnaces. Blast furnace linings last for several years and demand for refractories fluctuates based on the cycle for lining replacements. In addition, net sales of graphite specialties declined $7 million due to lower demand from the semi-conductor, aerospace and aircraft industries. Net sales of carbon electrodes declined $5 million due to lower volume of carbon electrodes sold as a result of lower demand for silicon metals. These decreases were partially offset by a $9 million increase in net sales of cathodes. This increase was due to increased volume and prices of cathodes sold as a result of increases in aluminum production and increases in demand for graphite cathodes in lieu of carbon cathodes in certain smelting furnace relinings.

     Cost of sales declined $8 million, or 4%, to $199 million in 1998 from $207 million in 1997. The decline was due primarily to lower overall volume of products sold and, to a lesser extent, changes in product mix.

     As a result of the changes described above, gross profit declined $6 million, or 6%, to $96 million in 1998 from $102 million in 1997 and gross profit margin declined to 32.5% of net sales in 1998 from 33.0% of net sales in 1997.

     OPERATING PROFIT FOR THE UCAR GROUP. Operating profit in 1998 was $77 million as compared to an operating loss in 1997 of $58 million.

     Operating profit in 1998 was impacted primarily by restructuring charges of $86 million and impairment loss on Russian assets of $60 million.

     Operating profit in 1997 was impacted primarily by a charge of $340 million for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

     Excluding those charges and impairment loss, operating profit would have been $223 million in 1998 as compared to $282 million in 1997, a decrease of $59 million. In addition, operating profit as a percentage of net sales would have been 24% in 1998 as compared to 26% in 1997. Excluding those charges and impairment loss, the change in operating profit was primarily due to decreases in gross profit.

     Selling, administrative and other expenses decreased $12 million, or 10%, to $103 million in 1998 from $115 million in 1997. The decrease was due to the non-cash charge for accelerated vesting of outstanding performance stock options of $12 million in 1997 which did not recur in 1998.

     Other expense (net) was $8 million in 1998 as compared to $5 million in 1997. The increase was primarily due to consulting fees associated with projects that we undertook to improve operating efficiency, integrate worldwide operations and generate earnings growth. These fees totaled $9 million in 1998 as compared to $4 million in 1997. Interest income increased to $14 million in 1998 from $9 million in 1997, primarily because of higher average investment levels in Brazil.

     OTHER ITEMS AFFECTING THE UCAR GROUP. Interest expense increased to $73 million in 1998 from $64 million in 1997. In 1998, the average outstanding total debt balance was $783 million and the average annual interest rate was 8.8% inclusive of imputed interest of $5 million on the non-interest-bearing $110 million antitrust fine payable to the DOJ in six annual installments. In 1997, the average outstanding total debt balance was $726 million and the average annual interest rate was 8.9%. We incurred additional debt to finance a portion of the fines and settlements paid in connection with the antitrust investigations and related lawsuits and claims.

     Provision for income taxes was $32 million in 1998 as compared to $39 million in 1997. In 1998, the provision for income taxes was significantly higher than the amount computed by applying the United States federal income tax rate primarily due to the non-deductibility of the impairment loss, imputed interest expense associated with the antitrust fine, limited deductibility of certain antitrust settlements, foreign losses resulting from the restructuring charge which provided no tax benefit, other taxes related to the restructuring charge, and the generation of excess foreign tax credits where we consider utilization unlikely. This was partially offset by foreign earnings taxed at lower rates.

     1997 COMPARED TO 1996. Net sales in 1997 were $1,097 million, an increase of $149 million, or 16%, from net sales in 1996 of $948 million. Gross profit in 1997 was $411 million, an increase of $46 million, or 13%, from gross profit in 1996 of $365 million. Gross profit margin in 1997 was 37.5% of net sales as compared to gross profit margin in 1996 of 38.5% of net sales.

     The increase in net sales and gross margin was primarily attributable to the acquisitions of Carbone Savoie and our Russian, German and South African subsidiaries (sometimes called the "ACQUIRED COMPANIES") in late 1996 and early 1997. The acquired companies added $140 million of the $149 million increase in net sales, after taking into account inter-company sales to them which would have been classified as third party sales prior to their respective acquisitions. These inter-company sales include sales of raw material, which were reduced by $13 million in 1997. The decrease in gross profit margin in 1997 as compared to 1996 was primarily due to our acquisitions of Carbone Savoie and our Russian and German subsidiaries, which have lower gross profit margins than our other subsidiaries.

     GRAPHITE ELECTRODE BUSINESS SEGMENT. Net sales in 1997 were $788 million, an increase of $92 million, or 13%, from net sales in 1996 of $696 million. The increase was primarily attributable to the acquired companies. Our volume of graphite electrodes sold in 1997 was 242,000 metric tons. Excluding the acquired companies, the volume of graphite electrodes sold increased 10,000 metric tons, or 5%, to 215,000 metric tons in 1997 from 205,000 metric tons in 1996, which added $31 million of net sales in 1997. This increase of 10,000 metric tons in the volume of graphite electrodes sold was primarily due to the economic recovery in Western Europe, purchases by certain customers in advance of announced price increases effective January 1, 1998, or "customer buy-ins," and increased export shipments to the Asia Pacific and Middle East regions. Excluding the acquired companies, increases in the average selling price (in U.S. dollars and net of changes in currency exchange rates) added about $38 million to net sales in 1997. The Western European currencies weakened considerably in 1997 against the U.S. dollar. Accordingly, these price increases were more than offset by the negative impact of currency translation on net sales of graphite electrodes, which amounted to about $43 million.

     Costs of sales increased $67 million, or 16%, to $479 million in 1997 from $412 million in 1996. This increase was primarily due to the increase in volume of graphite electrodes sold. In addition, higher raw material costs and normal inflation in other costs were offset by cost reduction projects. Further, higher than anticipated costs related to our Russian subsidiary increased overall costs of sales.

     As a result of the changes described above, gross profit was $309 million, or 39.2% of net sales, in 1997 as compared to $284 million, or 40.8% of net sales, in 1996.

     GRAPHITE AND CARBON PRODUCTS BUSINESS SEGMENT. Net sales in 1997 were $309 million, an increase of $57 million, or 23%, from net sales of $252 million in 1996. The increase in net sales was primarily attributable to the acquired companies, which added net sales of $71 million after taking into account inter-company sales to the acquired companies which would have been classified as third party sales prior to their respective acquisitions. Excluding the acquired companies, our non-graphite electrode businesses remained relatively stable on a combined basis in 1997 as compared to 1996. A decline in volume of carbon electrodes and graphite specialties sold was offset by an increase in volume and prices of carbon refractories sold and a slight increase in net sales of flexible graphite.

     Cost of sales increased $36 million, or 21%, to $207 million in 1997 from $171 million in 1996. This increase was primarily due to the increase in volume of products sold. Higher unit cost of sales of the acquired companies and higher raw material costs were more than offset by cost improvement projects and changes in product mix.

     Gross profit was $102 million, or 33.0% of net sales, in 1997, up from $81 million, or 32.1% of net sales, in 1996.

     OPERATING LOSS FOR THE UCAR GROUP. Operating loss in 1997 was $58 million, a decrease of $326 million from operating profit of $268 million (28.3% of net sales) in 1996. Operating profit in 1997 was primarily impacted by a $340 million charge for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, a $12 million non-cash charge for the accelerated vesting of outstanding performance stock options and $4 million of consulting fees associated with projects that we undertook to improve operating efficiency, integrate worldwide operations and generate earnings growth. Excluding the $340 million charge, operating profit would have been $282 million (25.7% of net sales) in 1997.

     Selling, administrative and other expenses were $115 million in 1997, an increase of $25 million, or 27.8%, from $90 million in 1996. Selling, administrative and other expenses in 1997 included the $12 million non-cash charge for the accelerated vesting of outstanding performance stock options. Additionally, the acquired companies had selling, administrative and other expenses amounting to $16 million in 1997.

     Other income or expense (net) was expense of $5 million in 1997 as compared to income of $1 million in 1996. The change resulted primarily from $4 million of consulting fees associated with projects that we undertook to improve operating efficiency, integrate worldwide operations and generate earnings growth.

     OTHER ITEMS AFFECTING THE UCAR GROUP. Interest expense increased to $64 million in 1997 from $61 million in 1996. In 1997, the average outstanding total debt balance was $726 million and the average annual interest rate was 8.9% as compared to an average outstanding total debt balance of $643 million and an average annual interest rate of 9.4% in 1996. The decline in the average annual interest rate was primarily attributable to decreases in interest rates resulting from the amendment of the Senior Bank Facilities in March 1997. The increase in outstanding debt resulted primarily from $124 million of investments in acquisitions, $92 million for repurchase of common stock and $79 million for capital expenditures, offset by net cash flow from operations of $172 million.

     Provision for income taxes was $39 million in 1997 as compared to $68 million in 1996. In 1997, the provision for income taxes was significantly higher than the amount computed by applying the United States federal income tax rate primarily due to the fact that a majority of the charge in connection with antitrust investigations and related lawsuits and claims will not be deductible. These increases were offset to a much lesser extent by our tax exemption in Brazil, tax credits in the United States associated with research and development expenses and tax benefits recognized in Italy and Spain associated with capital expenditures and fixed asset revaluations, respectively.

     UCAR's share of net income from its company carried at equity was $2 million during the period from January 1, 1997 to April 21, 1997 as compared to $7 million for all of 1996. In April 1997, we acquired the outstanding shares of our South African subsidiary held by our former 50%-joint venture partner. Following the acquisition, our South African subsidiary's results of operations were consolidated with our results of operations.

EFFECTS OF  INFLATION

     In general, our cost of sales is affected by the inflation in each country in which we have a manufacturing facility. During the past three years, the effects of inflation in the United States and foreign countries (except for highly inflationary countries) have been offset by a combination of improved operating efficiency, permanent cost savings and, prior to 1998, increased prices for graphite electrodes and certain of our other products. Accordingly, during the past three years, these effects have not been material to us. The cost of petroleum coke, a principal raw material used by us, and natural gas, which is used by us in our electrode, cathode and graphite specialties baking operations, may fluctuate widely for various reasons, including fuel shortages and cold weather. Changes in such costs were not material to us during the past three years. No assurance can be given that future increases in our cost of sales or other expenses will not exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

     We maintain operations in Brazil, Russia and Mexico, countries which have had in the past, and may have now or in the future, highly inflationary economies. Accordingly, the financial statements of these foreign operations have been remeasured as described below as if the functional currencies of their economic environments were the U.S. dollar.

     Prior to January 1, 1998, Brazil was considered to have a highly inflationary economy. Accordingly, translation gains and losses for our Brazilian operations were included in the Consolidated Statements of Operations for 1996 and 1997. Effective January 1, 1998, Brazil was no longer considered to have a highly inflationary economy. For 1998, unrealized gains and losses resulting from translating assets and liabilities of our Brazilian operations into U.S. dollars were accumulated in an equity account in the Consolidated Balance Sheet. As a result of the devaluation of the Brazilian currency in January 1999 and changes in the Brazilian inflation rate, it is possible that Brazil could be considered to have a highly inflationary economy in 1999. This would result in accounting for translation gains and losses in the same manner for which they were accounted for in 1996 and 1997.

     In light of significant increases in inflation in Mexico, effective since January 1, 1997, Mexico has been considered to have a highly inflationary economy. Accordingly, translation gains and losses for our Mexican operations were included in the Consolidated Statements of Operations for 1997 and 1998.

     We have always considered Russia to have a highly inflationary economy. Accordingly, translation gains and losses for our Russian subsidiary are included in the Consolidated Statements of Operations for both 1997 and 1998.

     EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES

     We produce and sell our products in multiple currencies. As a result, in general, our results of operations are affected by changes in currency exchange rates. When the local currencies of foreign countries in which we have a manufacturing facility decline (or increase) in value relative to the U.S. dollar, this has the effect of reducing (or increasing) the U.S. dollar equivalent cost of sales and other expenses with respect to those facilities. This effect is, however, partially offset by the cost of petroleum coke, a principal raw material used by us, which is priced in U.S. dollars. We price products manufactured at our facilities for sale in local and certain export markets in local currencies. Accordingly, when the local currencies increase (or decline) in value relative to the U.S. dollar, this has the effect of increasing (or reducing) net sales. The result of these effects is to increase (or decrease) operating profit and net income.

     During the past three years, many of the currencies in which we manufacture and sell our products weakened against the U.S. dollar. This adversely affected our net sales and, to a lesser extent, benefited our cost of sales as reported in U.S. dollars. In the case of net sales of graphite electrodes, the adverse impact was not material in 1996, $43 million in 1997 and $34 million in 1998. Through early 1998, we sought to mitigate these adverse impacts on net sales by increasing local currency prices for some of our products in various regions as circumstances permitted. We have not been able to do so since then. We cannot predict changes in currency exchange rates in the future or whether those changes will have positive or negative impacts on our net sales or cost of sales. No assurance can be given that we would be able to mitigate any adverse effects of such changes.

     To manage certain exposures to general economic and specific financial market risks caused by changes in currency exchange rates, we engage in hedging activities and use various off-balance sheet financial instruments. The amount of currency exchange contracts used by us to minimize these risks was $350 million at December 31, 1996, $353 million at December 31, 1997 and $484 million at December 31, 1998.

     At December 31, 1998, total outstanding U.S. dollar-denominated debt of our foreign subsidiaries (excluding our Russian and Swiss subsidiaries which used the U.S. dollar as their functional currency) was $209 million. Changes in the currency exchange rates between the U.S. dollar and the currencies in the countries in which these subsidiaries are located result in foreign currency gains and losses that are reported in other (income) expense (net) in the Consolidated Statements of Operations. While changes in currency exchange rates did not materially affect us in the past three years, there can be no assurance that such changes will not have a material adverse effect on us in the future.

     Our foreign subsidiaries with U.S. dollar-denominated debt have entered into foreign currency contracts to protect against changes in currency exchange rates. The amount of such contracts was $169 million at December 31, 1996, $214 million at December 31, 1997 and $209 million at December 31, 1998. We believe that such contracts reduce our exposure to changes in currency exchange rates related to such borrowings.

     Since late 1998, the Brazilian economy has been subject to various economic pressures. Inflation substantially increased and economic activity began to decline. In January 1999, the Brazilian currency devalued. These circumstances may affect other countries in South America. We have manufacturing operations in Brazil, and these circumstances can be expected to impact us. They may reduce demand for our products in Brazil or elsewhere in South America. They may also reduce our costs in Brazil, which are paid in local currency. In addition, they would increase our gross profit margin, since a significant portion of the sales of our Brazilian subsidiary are denominated in U.S. dollars. If the devaluation had occurred on January 1, 1998, we believe that, on a pro forma basis, we would have had an increase in net income of our Brazilian subsidiary. No assurance can be given, however, that these circumstances will not adversely affect us.

     LIQUIDITY AND CAPITAL RESOURCES

     Our sources of funds have consisted principally of: invested capital; cash flow from operations; and debt financing. Our uses of those funds (other than for operations) have consisted principally of: debt reduction; capital expenditures; in 1997, repurchases of common stock; in 1996 and 1997, acquisition of controlling interests in new companies or businesses; and, in 1998, payment of fines, liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

     We are highly leveraged and we have substantial obligations in connection with antitrust and securities investigations, lawsuits and claims. We had aggregate outstanding indebtedness of $804 million, aggregate cash, cash equivalents and short-term investments of $69 million and a stockholders' deficit of $287 million at December 31, 1998.

     OVERVIEW OF DEBT FINANCING. In connection with the Recapitalization, we obtained senior secured bank credit facilities which provided for borrowings of up to $685 million, of which $585 million was used at that time. We also issued $375 million of Subordinated Notes, $175 million of which were redeemed in 1995.

     In October 1995, we replaced those bank credit facilities with the Senior Bank Facilities, which had more favorable interest rates and favorable covenants and required less collateral. The Senior Bank Facilities initially provided for borrowings of up to $620 million, of which $520 million was used at that time.

     In March 1997, the Senior Bank Facilities were amended to reduce interest rates, increase our revolving credit facility to $250 million from $100 million and change certain covenants to allow greater flexibility in uses of free cash flow for acquisitions, capital expenditures and stock repurchases and other restricted payments.

     In April 1998, we obtained a limited waiver of a breach, if any, of certain covenants in the Senior Bank Facilities relating to our compliance with laws prior to March 13, 1998 and our obligation to deliver certain financial information within 90 days of the end of the prior year. In connection with the waiver, we agreed to grant to our senior lenders a security interest in substantially all of our assets. We also agreed to amend certain provisions of the Senior Bank Facilities. These amendments had the effect of increasing interest rates paid by us. In addition, in reliance on the waiver, we were able to borrow an additional $35 million under our revolving credit facility. The waiver was not, however, effective for any additional borrowings and provided that it would terminate no later than July 1999.

     Under the Subordinated Note Indenture, subject to certain exceptions, we may not incur additional indebtedness if our adjusted coverage ratio is less than certain specified ratios. In April 1998, as a result of the $340 million charge, our adjusted coverage ratio was less than those specified ratios. As a result, under the Subordinated Note Indenture, we could not, with limited exceptions, incur additional indebtedness (even under the Senior Bank Facilities).

     In November 1998, we refinanced the Senior Bank Facilities and amended the Subordinated Note Indenture. The refinancing consisted of the addition of a new $210 million senior secured term debt facility to the Senior Bank Facilities and the amendment of the Senior Bank Facilities. The amendments included, among other things, modification of covenants and representations relating to compliance with laws, absence of material legal proceedings and absence of material adverse changes in our business, financial condition or results of operations insofar as they relate to certain antitrust, shareholder derivative and securities investigations, lawsuits and claims.

     The amendments to the Subordinated Note Indenture, among other things, eliminated the $340 million charge from the calculation of our adjusted coverage ratio. This amendment enabled us to incur additional debt in the refinancing.

     As a result of the refinancing and the amendment of the Subordinated Note Indenture, we have the ability (subject to compliance with applicable covenants, conditions and other terms in the future under both the Senior Bank Facilities and the Subordinated Note Indenture) to borrow under our revolving credit facility. At December 31, 1998, $200 million was available for borrowing under our revolving credit facility.

     CASH FLOW AND PLANS TO MANAGE LIQUIDITY. For at least the past five years, we have had positive annual cash flow from operations (excluding, in 1998, payments in connection with antitrust investigations, lawsuits and claims). Typically, the first quarter of each year results in neutral or negative cash flow from operations (after deducting cash used for capital expenditures and excluding those payments) due to various factors. These factors include interest payments on the Subordinated Notes and the payment during the first quarter of each year of variable compensation with respect to the immediately preceding year. Typically, the other three quarters result in significant positive cash flow from operations (after deducting cash used for capital expenditures and excluding those payments). The third quarter tends to produce relatively less positive cash flow primarily as a result of interest payments on the Subordinated Notes due in that quarter and scheduled plant shutdowns by our customers for vacations. We believe that 1999 will follow the historical pattern.

     To minimize interest expense, except for our Brazilian subsidiary, we typically operate on a "zero-cash" basis. This means that we use, and are dependent on, funds available under our revolving credit facility and monthly or quarterly cash flow from operations as our primary sources of liquidity. We believe that our global restructuring and rationalization plan will, over the next one to two years, improve our cash flow from operations for a given level of net sales. In addition to projects described above, as part of the plan, we are also seeking to improve cash flow from operations in 1999 through improvements in production scheduling and inventory management. In 1999, the improvements in cash flow from operations resulting from the plan will be partially offset by cash costs associated with the plan.

     Our indebtedness and obligations in connection with antitrust and securities investigations, lawsuits and claims could have important consequences for our liquidity. A substantial portion of our cash flow from operations must be dedicated to debt service and payment of these obligations, thereby reducing funds available to us for other purposes. Our leverage and these obligations may hinder our ability to adjust rapidly to changing market conditions or other events. In this regard, the plea agreement with the DOJ will assist us in our efforts to meet our obligations as they become due since the plea agreement permits us to pay the balance of $110 million non-interest-bearing fine in five annual installments. Our leverage and these obligations make us more vulnerable to economic downturns or in the event that these obligations are greater than expected.

     Our ability to service our debt and meet these and other obligations as they come due will depend on our future financial and operating performance, which, in turn, is subject to, among other things, changes in the graphite and carbon products industry, global and regional economic conditions and certain financial, business and other factors beyond our control, including interest rates.

     No assurance can be given that our cash flow from operations and capital resources will be sufficient to enable us to meet our debt service and other obligations when due. If we are unable to do so, we could be required to limit or discontinue, temporarily or permanently, certain of our business plans, activities or operations, reduce or delay capital expenditures, sell certain of our assets or businesses, restructure or refinance some or all of our debt or incur additional debt, or sell additional common stock or other securities. No assurance can be given that we would be able to take any of such actions on favorable terms or at all.

     Our current plan is to continue our long-term strategy of being a low-cost supplier of high quality products and provider of superior services to customers. Consistent with this strategy and in order to maximize funds available to meet our obligations, we are focusing significant efforts on reducing operating expenses, capital expenditures beyond those contemplated by our global restructuring and rationalization plan and other cash requirements and commitments, while maintaining necessary and appropriate business operations. We believe that the long-term fundamentals of our business continue to be sound. Accordingly, although no assurance can be given that such will be the case, we believe, based on our expected cash flow from operations and existing capital resources and taking into account our efforts to maximize funds available to meet our obligations, we will be able to manage our working capital and cash flow to permit us to service our debt and meet our obligations as they become due.

     DESCRIPTION OF SENIOR BANK FACILITIES. The Senior Bank Facilities consist of:

o   A Tranche A Facility in the initial amount of $270 million consisting of:
    (i) a Tranche A Letter of Credit Facility providing for the initial issuance of up to $225 million (including reserves for interest rate and, if applicable, currency exchange rate fluctuations) of U.S. dollar-denominated letters of credit for the purpose of supporting U.S. dollar-denominated or foreign currency-denominated loans to certain of our foreign subsidiaries under facilities arranged with local lending institutions; (ii) a Tranche A Term Loan Facility providing for initial term loans of $45 million to UCAR Global Enterprises Inc. ("UCAR GLOBAL"); and (iii) a Tranche A Reimbursement Loan Facility to reimburse drawings under those letters of credit or refinance those local facilities. The Tranche A Facility amortizes in quarterly installments over four years, commencing March 31, 1998, with installments ranging from $50 million in 1998 to $85 million in 2001, with the final installment payable on December 31, 2001.

o A Tranche B Facility providing for initial term loans of $120 million to UCAR Global. The Tranche B Facility amortizes over five years, commencing March 31, 1998, with nominal quarterly installments during the first four years, and quarterly installments aggregating $116 million in 2002, with the final installment payable on December 31, 2002.

o A Revolving Credit Facility providing for revolving and swingline loans to, and the issuance of U.S. dollar-denominated letters of credit for the account of, UCAR Global and certain of our other U.S. subsidiaries in an aggregate principal and stated amount at any time not to exceed $250 million. The Revolving Credit Facility terminates on December 31, 2001. As a condition to each borrowing under the Revolving Credit Facility, we are required to represent, among other things, that the sum of payments and reserves relating to specified litigation liabilities has not and is not reasonably expected to exceed $400 million. If we were unable to make that representation (or the other required representations), we would not be able to borrow.

o A Tranche C Facility providing for initial term loans of $210 million to Global and our Swiss subsidiary. The Tranche C Facility was added in connection with the refinancing. The Tranche C Facility amortizes over five years, commencing March 31, 1999, with nominal quarterly installments during the first four years, and quarterly installments aggregating $206 million in 2003, with the final installment payable on December 31, 2003.

     Our aggregate required installment payments for the Tranche A, Tranche B and Tranche C Facilities during 1999 are $62 million. We paid in advance $60 million in 1995 and $25 million in 1996 of installments due on the Tranche A Facility and $25 million in 1995 and $30 million in 1996 of installments due on the Tranche B Facility. We have not made any advance payments since 1996.

     We are required to make mandatory prepayments under the Senior Bank Facilities in the amount of:

o Either 75% or 50% (depending on the ratio of (i) our adjusted total debt plus adjusted reserves relating to specified litigation liabilities to (ii) our adjusted total EBITDA) of our adjusted excess cash flow. Our adjusted excess cash flow is determined after taking into account, among other things, debt service on the Senior Bank Facilities and the Subordinated Notes. Our obligation to make these prepayments, if any, arises after the end of each year with respect to our adjusted excess cash flow during the prior year. Any mandatory prepayments would be reduced by voluntary prepayments made during the prior year. The refinancing increased the percentage of our excess cash flow required to be applied to these prepayments.

o 100% of the net proceeds of certain asset sales or incurrence of certain indebtedness.

o   50% of the net proceeds of the issuance of any equity securities by UCAR.

     Mandatory prepayments require either prepayment of loans, reduction of letters of credit or both. No mandatory prepayments were required in 1996, 1997 or 1998. We may make voluntary prepayments under the Senior Bank Facilities up to four times each year. There is no penalty or premium due in connection with prepayments (whether voluntary or mandatory), except that, as a result of the refinancing, a premium equal to 1.0% of the principal amount prepaid is due on prepayments under the Tranche B or Tranche C Facilities prior to December 31, 1999.

     UCAR unconditionally and irrevocably guaranteed the obligations of UCAR Global and the other borrowers under the Senior Bank Facilities. This guarantee is secured, with certain exceptions, by first priority security interests in all of the outstanding capital stock of UCAR Global and all of the intercompany debt owed to UCAR.

     Each of UCAR Global's subsidiaries has guaranteed, with certain exceptions, the obligations of UCAR Global and its other subsidiaries under the Senior Bank Facilities, except that our U.S. subsidiaries have not guaranteed obligations of our foreign subsidiaries. The obligations of UCAR Global and the other borrowers under the Senior Bank Facilities as well as these guarantees are secured, with certain exceptions, by first priority security interests in substantially all of our assets, except that no more than 65% of the capital stock or other equity interests in our foreign subsidiaries held directly by our U.S. subsidiaries and no other foreign assets secure obligations or guarantees of our U.S. subsidiaries (including UCAR Global). We have not guaranteed or secured obligations to the extent that guarantees or security interests are limited or prohibited by applicable contracts or laws or to the extent that the cost or tax consequences of guarantees or security interests were not justified.

     After the refinancing, the interest rates applicable to the Tranche A and Revolving Credit Facilities are, at our option, either adjusted LIBOR plus a margin ranging from 2.25% to 2.75% (depending on the same ratio) or the alternate base rate plus a margin ranging from 1.25% to 1.75% (depending on the same ratio). The interest rate applicable to the Tranche B and Tranche C Facilities is either adjusted LIBOR plus 3.25% or the alternate base rate plus 2.25%. The alternate base rate is the higher of Chase Manhattan Bank's prime rate or the federal funds effective rate plus 0.50%. At the option of foreign borrowers under local facilities, the interest rate under the local facilities is either adjusted LIBOR plus 0.25%, an alternate base rate (which varies from facility to facility) or, in the case of local currency-denominated loans, the local interbank offered rate plus 0.25%. After the refinancing, UCAR Global pays a per annum fee ranging from 2.25% to 2.75% (depending on the same ratio) of the aggregate face amount of outstanding letters of credit under the Tranche A and Revolving Credit Facilities and a per annum fee of 0.50% on the undrawn portion of the commitments under the Revolving Credit Facility. The effect of the refinancing has been to increase interest rates by about 2.00% per annum and commitment fees by about 0.25% per annum from those which would otherwise have been payable in the absence of both the waiver and the refinancing.

     The Senior Bank Facilities contain a number of significant covenants that, among other things, restrict our ability to sell assets, incur additional indebtedness, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures, engage in transactions with affiliates, or pay dividends or make other restricted payments that otherwise restrict corporate activities. In addition, we are required to comply with specified minimum interest coverage and maximum leverage ratios. The refinancing effected changes to these covenants to make them generally more restrictive, but with exceptions intended to permit implementation of our global restructuring and rationalization plan. Among the changes is a change to the calculation of our leverage ratio so as to include reserves relating to specified litigation liabilities as debt.

     We enter into agreements with financial institutions which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. During 1995, we purchased interest rate caps on up to $375 million of debt, limiting the floating interest rate factor on this debt to a weighted-average rate of 8.5% through 1997. During 1997, we purchased interest rate caps on up to $250 million of debt, limiting the floating interest rate factor on this debt to a weighted-average rate of 8.2% for the period commencing February 1998 and continuing through various dates ending February 2001. In February 1999, we purchased interest rate caps on $300 million of debt, limiting the floating interest rate factor on this debt to 5.0% through 1999. Fees related to these agreements are charged to interest expense over the term of the agreements. Use of these agreements satisfy requirements under the Senior Bank Facilities.

     The Senior Bank Facilities prohibit modification of the Subordinated Note Indenture in any manner adverse to the lenders under the Senior Bank Facilities and limit our ability to refinance the Subordinated Notes without the consent of those lenders.

     In addition to the failure to pay principal, interest and fees when due, events of default under the Senior Bank Facilities include: failure to comply with applicable covenants; failure to pay when due, or other defaults permitting acceleration of, other indebtedness exceeding $7.5 million; judgment defaults in excess of $7.5 million to the extent not covered by insurance; certain events of bankruptcy; and certain changes in control. For this purpose, a change in control occurs on the date on which: UCAR ceases to own 100% of the outstanding capital stock of UCAR Global; any person (other than management) beneficially owns more than 25% of the total voting power of UCAR at a time when management beneficially owns less than a majority of that voting power; a majority of the directors of UCAR then serving are individuals who were neither nominated by management or by a majority of the directors of UCAR (or by directors so nominated) then serving; or a change in control of UCAR or UCAR Global occurs under the indenture or agreement governing any other indebtedness exceeding $7.5 million. There can be no assurance that we will have the financial resources necessary to repay amounts due under the Senior Bank Facilities upon an event of default.

     DESCRIPTION OF SUBORDINATED NOTES. UCAR Global has $200 million aggregate principal amount of Subordinated Notes outstanding. Interest on the Subordinated Notes is payable semi-annually on January 15 and July 15 of each year at the rate of 12% per annum. The Subordinated Notes mature on January 15, 2005.

     Except as described below, UCAR Global may not redeem the Subordinated Notes prior to January 15, 2000. On or after that date, UCAR Global may redeem the Subordinated Notes, in whole or in part, at specified redemption prices beginning at 104.5% of the principal amount redeemed for the year commencing January 15, 2000 and reducing to 100% of the principal amount redeemable for the years commencing January 15, 2003 and thereafter, in each case together with accrued and unpaid interest.

     Upon the occurrence of a change of control, (i) UCAR Global will have the option to redeem the Subordinated Notes in whole but not in part at a redemption price equal to 100% of the principal amount redeemed, plus a specified premium, plus accrued and unpaid interest and (ii) if UCAR Global does not so redeem the Subordinated Notes, UCAR Global will be required to make an offer to repurchase the Subordinated Notes at a price equal to 101% of the principal amount redeemed, together with accrued and unpaid interest. For this purpose, a change in control occurs on (i) the date on which any person (other than a former principal stockholder and management) beneficially owns more than 35% of the total voting power of UCAR and such stockholder and management beneficially own a lesser percentage of that voting power and do not have the right or ability to elect or designate for election a majority of UCAR's Board of Directors or (ii) the date, at the end of any two-year period, on which individuals, who at the beginning of such period were directors of UCAR (or individuals nominated or elected by a vote of 66 2/3% of such directors or directors previously so elected or nominated), cease to constitute a majority of UCAR's Board of Directors.

     The Subordinated Notes are unsecured and subordinated to all existing and future senior indebtedness of UCAR Global. The Subordinated Notes will rank pari passu with any future senior subordinated indebtedness of UCAR Global and senior to all other subordinated indebtedness of UCAR Global. UCAR has unconditionally guaranteed the Subordinated Notes on a senior subordinated basis.

     The Subordinated Note Indenture contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, pay dividends, make investments, create or permit to exist restrictions on distributions from subsidiaries, or sell assets, repurchase Subordinated Notes, engage in certain transactions with affiliates or enter into certain mergers and consolidations. The Subordinated Note Indenture also prohibits UCAR from engaging in any business activities other than holding the stock of UCAR Global and certain permitted investments.

     In addition to the failure to pay principal and interest on, or repurchase when required, the Subordinated Notes, events of default under the Subordinated
Note Indenture include failure to comply with certain covenants in the Subordinated Note Indenture, failure to pay at maturity or acceleration of other indebtedness exceeding $25 million, judgment defaults in excess of $25 million to the extent not covered by insurance and certain events of bankruptcy. The Subordinated Note Indenture contains provisions as to legal defeasance and covenant defeasance. There can be no assurance that we will have the financial resources necessary to repurchase the Subordinated Notes upon a change in control, pay amounts due in connection with any legal or covenant defeasance or pay amounts due under the Subordinated Note Indenture upon an event of default.

     CASH FLOW PROVIDED BY (USED IN) OPERATIONS. In 1998, $29 million of cash flow was used in operations. In 1997, $172 million of cash flow was provided by operations. This change was primarily due to fines, liabilities and expenses in connection with antitrust investigations and related lawsuits and claims of $142 million in 1998 as compared to $3 million in 1997. The balance of the change was primarily attributable to lower gross profit. Decreases in notes and accounts receivable and in accounts payable and accruals, and increases in inventory, resulting primarily from the decline in net sales and reduction in production due to global economic conditions largely offset each other.

     CASH FLOW USED IN INVESTING ACTIVITIES. We used $31 million in investing activities in 1998 as compared to $221 million in 1997. Most of the change is due to the fact that we used $124 million in 1997 in connection with the acquisition of Carbone Savoie and our German and South African subsidiaries. The balance of the change is due to a decrease of $27 million in capital expenditures to $52 million in 1998 from $79 million in 1997. A portion of the capital expenditures in 1998 was used to complete cost reduction and operating efficiency projects begun in prior years. In addition, we had net proceeds from short-term investments held by our Brazilian subsidiary of $9 million in 1998 as compared to net purchases of short-term investments by our Brazilian subsidiary of $20 million in 1997.

     CASH FLOW PROVIDED BY FINANCING ACTIVITIES. Cash flow provided by financing activities was $62 million in 1998 as compared to $13 million in 1997. In 1998, we had net long-term borrowings of $128 million, primarily under the Senior Bank Facilities in April and November 1998. These net long-term borrowings include the repayment of a short-term loan of $40 million to our Russian subsidiary that was refinanced on a long-term basis under the Senior Bank Facilities. The net long-term borrowings were also used to finance the increase in working capital, including fines, liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Also, in 1998, we paid $12 million in financing costs associated with refinancing the Senior Bank Facilities and amending the Subordinated Note Indenture in November 1998. In 1997, net long-term borrowings were $74 million, primarily under the Senior Bank Facilities. These net total borrowings were used to finance a portion of the acquisitions described above and to repurchase a portion of the $92 million of common stock.

     RESTRICTIONS ON DIVIDENDS AND STOCK REPURCHASES

     Under the Senior Bank Facilities, we are permitted to pay dividends on common stock and repurchase common stock only in an aggregate amount of up to $15 million in 1999 and $20 million in 2000 and thereafter. Under the Subordinated Note Indenture, there are restrictions on the payment of dividends by UCAR Global to UCAR. We do not anticipate paying any dividends or repurchasing any material amounts of common stock in the near term.

     ACCOUNTING CHANGES

     Effective January 1, 1998, we adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Earlier periods have been restated to conform with SFAS 130. Our comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive income was $145 million for 1996. Comprehensive losses were $174 million for 1997 and $64 million for 1998. We do not provide for U.S. income taxes on foreign currency translation since the existing tax and reporting basis differences in foreign investments are considered essentially permanent in duration.

     Effective January 1, 1998, we adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," and SFAS 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." These statements address presentation and disclosure matters and have no impact on our financial position, results of operations or cash flows. The presentations for 1996 and 1997 have been restated to conform with the presentation for 1998.

     In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. We adopted SOP 98-1 in 1998. The implementation of SOP 98-1 did not have a material impact on our financial position, results of operations or cash flows.

     In 1998, we changed our method of accounting for the cost of certain U.S. inventories from the last-in first-out method (LIFO) to the first-in first-out
(FIFO) method. We believe the new method to be preferable because it provides improved consistency in accounting for worldwide inventories and avoids potential distortion of future profits from anticipated decrements. The Consolidated Financial Statements for all periods have been restated to reflect this change in accordance with the requirements of Accounting Principles Board Opinion 20, "Accounting Changes." The restatement did not have a material impact on consolidated net income (loss) or related per share amounts in 1996 (adjusted, as discussed below), 1997 or 1998. The restatement has no cash flow impact.

     The analyses performed by us in considering our change to the FIFO method in 1998 revealed that the LIFO method adopted in 1996 produced unrepresentative results for certain new items. We had previously changed our method of application of LIFO to provide specific parameters for defining new items within the LIFO calculation and had recognized a $7 million increase (net of taxes of $4 million) in net income as the cumulative effect of a change in accounting in 1996. As a result of these analyses, we revised our previous LIFO calculations and reduced 1996 net income by the cumulative effect of the change in accounting of $7 million ($0.15 per share). This revision eliminated the impact of the unrepresentative results for certain new items.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We are currently evaluating the impact of SFAS 133 on our financial position, results of operations and cash flows.

     YEAR 2000 ISSUE

     The Year 2000 issue results from the fact that many computer programs were written using two rather than four digits to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in processing errors, miscalculations or failures causing disruptions of operations, including, among other things, temporary inability to process transactions or otherwise engage in similar normal business activities.

     In 1996, we decided to upgrade and integrate substantially all of our systems, both domestic and foreign. As part of this process, for the past three years, we have been remediating our existing systems so that they are Year 2000 compliant. Remediation consists of identifying, analyzing, replacing or modifying, and testing our existing systems so that they are Year 2000 compliant. Testing includes documentation review. In addition, since 1996, when we have installed or plan to install new systems, whether installed as part of this upgrade and integration, as part of process improvement or cost reduction projects or otherwise, we believe that they have been, or will be at the time of installation, Year 2000 compliant.

     We identified the following systems that required analysis for Year 2000 compliance: finance and control systems; local and wide area networks; production process systems and instrumentation; stand-alone and networked personal computers; and other business equipment and site systems.

     Substantially all of our personal computers have been analyzed, modified or replaced, and tested. Substantially all of our finance and control systems have been analyzed and modified or replaced and are currently being tested. We expect to complete testing in the second quarter of 1999. Our production process systems and instrumentation and local and wide area networks are being remediated on a plant-by-plant basis. Likewise, our other business equipment and site systems are being remediated on a site-by-site basis. We expect to be substantially complete with this remediation by the end of the second quarter of 1999.

     We have conducted surveys of customers, suppliers and service providers to determine whether they have any Year 2000 issues which, if unaddressed, could have a material impact on us. Based on responses which we have received from these surveys, we believe that customers and critical suppliers and service providers representing about 85% of our business activities involving third parties will be Year 2000 compliant on a timely basis. The critical suppliers and service providers who responded negatively to our surveys do not represent sole suppliers or service providers where an interruption in supply or service would materially impair continued normal business activities. No utility provider responded negatively to our survey.

     We are developing contingency plans that respond to risks of either one or more of our systems not becoming Year 2000 compliant or our customers or critical suppliers or service providers not becoming Year 2000 compliant on a timely basis. We expect to have these plans in place by the end of the third quarter of 1999, with particular emphasis on the completion of remediation by our manufacturing operations and the ability of certain electric utility providers that supply electric power to our manufacturing operations to become Year 2000 compliant on a timely basis. Contingency plans will include consideration of alternative sources of supply or service, customer communication plans and plant and business response plans.

     The failure to sufficiently remediate Year 2000 issues in a timely fashion could pose substantial risks for us. These risks include possible manufacturing system malfunctions, including shut downs. The extent of these risks to us is uncertain at this time.

     Since 1996, we estimate that we have incurred and will incur an aggregate incremental cost of about $3 million for internal and external services in connection with Year 2000 issues. Internal costs consist principally of payroll costs for our information systems group.

     ASSESSMENT OF THE EURO

     On January 1, 1999, eleven of the member countries of the European Union established fixed conversion rates between their existing currencies (called "LEGACY CURRENCIES") and one common currency called the euro. The euro trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated currency will be issued and legacy currencies will be withdrawn from circulation. Our subsidiaries affected by the euro conversion are establishing plans to address issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems to accommodate euro-denominated transactions and the impact of a common currency on pricing. We believe that, under current conditions, the conversion of legacy currencies into the euro will not have a material adverse affect on us.

     COSTS RELATING TO PROTECTION OF THE ENVIRONMENT

     We have been and are subject to increasingly stringent environmental protection laws and regulations. In addition, we have an on-going commitment to rigorous internal environmental protection standards. The following table sets forth certain information regarding environmental expenses and capital expenditures.

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                    1996       1997      1998
                                                                    ----       ----      ----
                                                                      (Dollars in millions)

   Expenses relating to environmental protection................... $15       $14        $12
   Capital expenditures related to environmental protection........  14        15          8


ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are exposed to market risks primarily from changes in interest rates and currency exchange rates. To manage our exposure to these changes, we routinely enter into various hedging transactions that have been authorized according to documented policies and procedures. We do not use derivatives for trading purposes or to generate income or engage in speculative activity, and we never use leveraged derivatives.

     Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to LIBOR. We use interest rate caps to manage the risk associated with these changes.

     Our exposure to changes in currency exchange rates results primarily from:

o Investments in our foreign subsidiaries and in our share of the earnings of those subsidiaries, which are denominated in local currencies.

o Raw material purchases made by our foreign subsidiaries in a currency other than the local currency.

o Export sales made by our subsidiaries in a currency other than the local currency.

     When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. At December 31, 1998, we held contracts for the purpose of hedging these risks with an aggregate notional amount of about $484 million. All of our contracts mature within one year. All of our contracts are accounted for as hedges and, accordingly, gains and losses are reflected in the cost basis of the underlying transaction. At December 31, 1998, unrealized gains and losses on outstanding foreign currency contracts were not material.

     We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates on reported earnings at December 31, 1998. Based on this analysis, a hypothetical 10% weakening or strengthening in the U.S. dollar would not have resulted in a material effect on our reported earnings. A hypothetical increase in interest rates of 100 basis points across all maturities would have had an insignificant effect on our reported earnings, due to the use of interest rate caps and the fact that the interest rate on the Senior Notes is fixed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

Independent Auditors' Report.........................................       67

Consolidated Balance Sheets..........................................       68

Consolidated Statements of Operations................................       69

Consolidated Statements of Cash Flows................................       70

Consolidated Statements of Stockholders' Equity (Deficit)............       71

Notes to Consolidated Financial Statements...........................       72

     All schedules are omitted because they are not required or are not applicable or because the information is included in the Consolidated Financial Statements or the notes thereto.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
UCAR International Inc.:

We have audited the accompanying Consolidated Balance Sheets of UCAR International Inc. and Subsidiaries as of December 31, 1997 and 1998, and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity (Deficit) for each of the years in the three-year period ended December 31, 1998. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of UCAR International Inc. and Subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

In 1998, the Company changed its method of accounting for the cost of certain U.S. inventories from the last-in first-out method to the first-in first-out method. Previously issued financial statements have been restated as discussed in Note 2.


                                  /s/ KPMG LLP


Stamford, Connecticut
February 26, 1999

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions, except per share data)

                                                                AT DECEMBER 31,
                                                               ----------------
                                                              1997         1998
                                                              ----         ----
                          ASSETS
Current assets:
  Cash and cash equivalents..............................   $   58      $   58
  Short-term investments.................................       20          11
  Notes and accounts receivable..........................      242         198
  Inventories:
   Raw materials and supplies............................       53          58
   Work in process.......................................      148         150
   Finished goods........................................       34          56
                                                              ----        ----
                                                               235         264
  Prepaid expenses.......................................       40          47
                                                              ----        ----
   Total current assets..................................      595         578
                                                              ----        ----

Property, plant and equipment............................    1,289       1,220
Less:  accumulated depreciation..........................      724         752
                                                              ----        ----
   Net fixed assets......................................      565         468
                                                              ----        ----
Other assets.............................................      102          91
                                                              ----        ----
   Total assets..........................................   $ 1,262     $ 1,137
                                                              =====       =====

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.......................................   $   76      $   67
  Short-term debt........................................       76          19
  Payments due within one year on long-term debt.........       52          63
  Accrued income and other taxes.........................       35          28
  Other accrued liabilities..............................      262         198
                                                              ----        ----
   Total current liabilities.............................      501         375
                                                              ----        ----
Long-term debt...........................................      604         722
Other long-term obligations..............................      313         266
Deferred income taxes....................................       58          48
Minority stockholders' equity in consolidated entities...       13          13

Stockholders' equity (deficit):
  Preferred stock, par value $.01, 10,000,000 shares
authorized, none issued..................................        --          --
  Common stock, par value $.01, 100,000,000 shares
authorized,
   47,330,570 shares issued at December 31, 1997;
   47,411,296 shares issued at December 31, 1998.........       --           --
  Additional paid-in capital.............................      520         521
  Accumulated other comprehensive (loss).................     (130)       (157)
  Retained earnings (deficit)............................     (525)       (566)
  Less:  cost of common stock held in treasury, 2,402,427
   shares at December 31, 1997, 2,226,498 shares at
   December 31, 1998.....................................      (92)        (85)
                                                              ----        ----
   Total stockholders' equity (deficit)..................     (227)       (287)
                                                              ----        ----
   Total liabilities and stockholders' equity (deficit)..   $ 1,262     $ 1,137
                                                              =====       =====

         See accompanying Notes to Consolidated Financial Statements.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions, except per share data)

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                    1996        1997        1998
                                                    ----        ----        ----

Net sales........................................ $  948     $ 1,097      $ 947
Cost of sales....................................    583         686        604
                                                    ----        ----       ----
  Gross profit...................................    365         411        343
Research and development.........................      8           9          9
Selling, administrative and other expenses.......     90         115        103
Restructuring charge.............................     --          --         86
Impairment loss on Russian assets................     --          --         60
Antitrust investigations and related lawsuits
  and claims.....................................     --         340         --
Other (income) expense (net).....................     (1)          5          8
                                                    ----        ------     ----
  Operating profit (loss)........................    268         (58)        77
Interest expense.................................     61          64         73
                                                    ----        ----       ----
  Income (loss) before provision for income taxes    207        (122)         4
Provision for income taxes.......................     68          39         32
                                                    ----        ----       ----
  Income (loss) of consolidated entities.........    139        (161)       (28)
Less:  minority stockholders' share of income....      1           1          2
Plus:  UCAR share of net income from company
 carried at equity ..............................      7           2         --
                                                    ----        ----       ----
  Income (loss) before extraordinary item........    145        (160)       (30)
Extraordinary item, net of tax...................     --          --          7
                                                    ----        ----        ----
   Net income (loss)............................. $  145      $ (160)    $  (37)
                                                    ====        ====       ====

Earnings (loss) per common share:

   BASIC:
   -----
   Income (loss) before extraordinary item....... $ 3.15      $ (3.49)   $(0.66)
   Extraordinary item, net of tax................     --          --      (0.17)
                                                    ----        ----      -----
   Net income (loss) per share................... $ 3.15      $ (3.49)   $(0.83)
                                                    ====        =====     =====
   DILUTED:
   -------
   Income (loss) before extraordinary item....... $ 3.00      $ (3.49)   $(0.66)
   Extraordinary item, net of tax................     --          --      (0.17)
                                                    ----        ----      -----
   Net income (loss) per share................... $ 3.00      $ (3.49)   $(0.83)
                                                    ====        =====     =====

         See accompanying Notes to Consolidated Financial Statements.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollars in millions, except per share data)
                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                       1996     1997    1998
                                                       ----     ----    ----

Cash flow from operating activities:
  Net income (loss).............................     $  145   $  (160) $  (37)
  Extraordinary item, net of tax................         --       --        7

  Non-cash (credits) charges to net income
     (loss):
   Depreciation and amortization................         36       49       51
   Deferred income taxes........................         19      (38)     (24)
   Restructuring charge.........................         --       --       86
   Impairment loss on Russian assets............         --       --       60
   Accelerated vesting of performance stock
     options....................................         --       12       --
   Other non-cash (credits) charges.............         10        7       (3)
   Antitrust investigations and related
     lawsuits and claims........................         --      340       --
  Working capital*..............................        (45)     (43)     (159)
  Long-term assets and liabilities..............          7        5       (10)
                                                        ---      ---      ----
     Net cash provided by (used in) operating
      activities................................        172      172       (29)
                                                        ---      ---       ---


Cash flow from investing activities:
  Capital expenditures..........................        (62)     (79)      (52)
  Capital incentive grant.......................         --       --         3
  Purchase of subsidiaries......................        (45)     (124)      --
  Purchases of short-term investments...........         --      (59)      (28)
  Maturities of short-term investments..........         --       39        37
  Redemption/sale of assets.....................          3        2         9
                                                        ---      ---       ---
   Net cash used in investing activities........        (104)    (221)     (31)
                                                        ----     ----      ---

Cash flow from financing activities:
  Short-term debt borrowings (reductions).......         22       23       (58)
  Long-term debt borrowings.....................          2      178       420
  Long-term debt reductions.....................        (58)     (104)    (292)
  Financing costs...............................         --       (2)      (12)
  Purchase of treasury stock....................         --      (92)       --
  Sale of common stock..........................          4        5         4
  Tax benefit arising from exercise of employee
   stock options................................          4        5        --
                                                        ---      ---       ---
   Net cash provided by (used in) financing
    activities..................................        (26)      13        62
                                                        ---      ---       ---
Net increase (decrease) in cash and cash
  equivalents...................................         42      (36)        2
Effect of exchange rate changes on cash and cash
equivalents.....................................          --      (1)       (2)
Cash and cash equivalents at beginning of
   period.......................................         53       95        58
                                                        ---      ---       ---
Cash and cash equivalents at end of period......     $   95   $   58    $   58
                                                        ===      ===       ===
Supplemental disclosures of cash flow
     information:
   Net cash paid during the year for:
   Interest expense.............................     $   54   $   62    $   70
   Income taxes.................................         45       72        61

* Net change in working capital due to the
  following components:
  (Increase) decrease in current assets:
   Notes and accounts receivable................     $   (6)  $  (30)   $   49
   Inventories..................................        (29)       5       (27)
   Prepaid expenses.............................          6       (1)       (1)
  Payments for antitrust investigations and
    related lawsuits and claims.................         --       (3)     (142)
  Increase (decrease) in payables and accruals..        (16)     (14)      (38)
                                                        ---      ---       ---
        Working capital.........................     $  (45)  $  (43)   $ (159)
                                                        ===      ===      ====

         See accompanying Notes to Consolidated Financial Statements.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            (Dollars in millions)

                                                     ACCUMULATED                         TOTAL
                                         ADDITIONAL     OTHER     RETAINED           STOCKHOLDERS'
                                  COMMON  PAID-IN   COMPREHENSIVE EARNINGS  TREASURY    EQUITY
                                  STOCK   CAPITAL       (LOSS)    (DEFICIT)  STOCK     (DEFICIT)
                                  -----   -------       ------    ---------  -----     ---------

Balance at December 31, 1995, as
  previously reported...........  $  --   $  485        $ (116)    $  (536)  $  --      $  (167)
  Effect of restatement (Note 2)     --       --            --          26      --           26
                                   ----    -----         -----      ------    ----       ------
Balance at December 31, 1995, as
restated........................     --      485          (116)       (510)     --         (141)

  Comprehensive income (loss):
   Net income, as adjusted
     (Note 2)                        --       --            --         145      --          145

   Foreign currency translation
     adjustments................     --       --            --          --      --           --
                                   ----    -----         -----      ------    ----       ------
  Total comprehensive income
     (loss).....................     --       --            --         145      --          145

  Exercise of employee stock
    options.....................     --        5            --          --      --            5
  Tax benefit arising from
   exercise of employee stock
   options......................     --        4            --          --      --            4
  Reclassification of:
   Common stock subject to "puts"    --        8            --          --      --            8
   Related loans to management..     --       (3)           --          --      --           (3)
  Cost of secondary offering....     --       (1)           --          --      --           (1)
                                   ----    -----         -----      ------    ----       ------
Balance at December 31, 1996....     --      498          (116)       (365)     --           17

  Comprehensive income (loss):
   Net loss.....................     --       --            --        (160)     --         (160)
   Foreign currency translation
     adjustments................     --       --           (14)         --      --          (14)
                                   ----    -----         -----      ------    ----       ------
  Total comprehensive income
    (loss)......................     --       --           (14)       (160)     --         (174)

  Exercise of employee stock
    options.....................     --        6            --          --      --            6
  Tax benefit arising from
    exercise of employee stock
    options.....................     --        5            --          --      --            5
  Repurchase of common stock....     --       --            --          --     (92)         (92)
  Vesting of performance stock
    options.....................     --       12            --          --      --           12
  Cost of secondary offering....     --       (1)           --          --      --           (1)
                                   ----    -----         -----      ------    ----       ------
Balance at December 31, 1997....     --      520          (130)       (525)    (92)        (227)

  Comprehensive income (loss):
   Net loss.....................     --       --            --         (37)     --          (37)
   Foreign currency translation
    adjustments.................     --       --           (27)         --      --          (27)
                                   ----    -----         -----      ------    ----       ------

  Total comprehensive income
    (loss)......................     --       --           (27)        (37)     --          (64)

  Sale of common stock - stock
    options.....................     --        1            --          --      --            1
  Sale of common stock -
    treasury stock..............     --       --            --          (4)      7            3
                                   ----    -----         -----      ------    ----       ------
Balance at December 31, 1998....  $  --   $  521        $ (157)    $  (566)  $ (85)     $ (287)
                                   ====    =====         =====      ======    ====       =====

         See accompanying Notes to Consolidated Financial Statements.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DISCUSSION OF BUSINESS AND STRUCTURE

    IMPORTANT TERMS

     The following terms are used to identify various companies or groups of companies, markets or other matters in the Consolidated Financial Statements.

     "UCAR" refers to UCAR International Inc. only. UCAR is the issuer of the publicly traded common stock covered by the Consolidated Financial Statements.

     "Global" refers to UCAR Global Enterprises Inc. only. Global is a holding company and a direct wholly owned subsidiary of UCAR. Global is the only subsidiary directly owned by UCAR. Global is the issuer of the outstanding 12% senior subordinated notes due 2005 (the "Subordinated Notes") and is the primary borrower under the senior secured bank credit facilities (the "Senior Bank Facilities").

     "Company" refers collectively to UCAR, its subsidiaries and its and their predecessors to the extent those predecessor's activities related to the graphite and carbon business.

     "Subsidiaries" refers to those companies which, at the relevant time, were majority-owned or wholly-owned directly or indirectly by UCAR or its predecessors. All of UCAR's subsidiaries have been wholly-owned (with de minimis exceptions in the case of certain foreign subsidiaries) since January 1, 1996, except for its German subsidiary, UCAR Elektroden GmbH ("UCAR Elektroden"), and Carbone Savoie S.A.S. ("Carbone Savoie"), both of which have been 70%-owned since the Company acquired them in early 1997, and except for its South African subsidiary, EMSA (Pty) Ltd. ("EMSA"), which was 50% owned until April 1997, when it became 100% owned.

     The Company operates in two business segments: graphite electrodes; and graphite and carbon products. The Company develops, manufactures and markets graphite and carbon products, including electrodes, for the steel, ferroalloy, aluminum, chemical, aerospace and transportation industries. Its principal products are graphite electrodes, carbon electrodes, graphite and carbon cathodes, graphite and carbon specialties and flexible graphite.

     SECONDARY OFFERINGS AND STOCK REPURCHASE PROGRAM

     On March 6, 1996, certain stockholders (including the principal stockholder) and members of management sold an aggregate of 16,675,000 shares in a secondary public offering. After the offering, the principal stockholder owned approximately 20% of the then outstanding common stock. UCAR did not sell any shares in or receive any proceeds from the offering. Approximately 193,000 of the shares sold by management consisted of shares issued upon the exercise of vested stock options concurrent with the offering and UCAR received proceeds of approximately $1.5 million from the exercise of such options.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  DISCUSSION OF BUSINESS AND STRUCTURE -- (CONTINUED)

     On February 10, 1997, UCAR's Board of Directors authorized a program to repurchase up to $100 million of common stock at prevailing prices from time to time in the open market or otherwise depending on market conditions and other factors, without any established minimum or maximum time period or number of shares.

     On April 3, 1997, the principal stockholder sold 6,411,227 shares in a secondary public offering. UCAR did not sell any shares in or receive any proceeds from the offering. Concurrently with the offering, as part of the program mentioned above, UCAR repurchased 1,300,000 shares from the principal stockholder for $48 million. After the offering and the repurchase of shares, the principal stockholder ceased to be a principal stockholder of UCAR.

     On December 8, 1997, UCAR's Board of Directors increased the maximum amount of common stock which may be purchased under the program mentioned above from $100 million to $200 million. Through December 31, 1997, UCAR purchased an aggregate of $92 million of common stock (including the shares repurchased from the principal stockholder) under the program. No common stock was purchased under the program in 1998.

     ACQUISITION OF SUBSIDIARIES

     On November 10, 1996, the Company purchased the controlling equity interest in Graphite PLC, which operates a graphite electrode business in Vyazma, Russia. The Company acquired 90% of the equity of Graphite PLC through a tender offer to its major shareholders, which included members of the board of directors and employees of Graphite PLC. The aggregate investment was $50 million. Thereafter, in 1997 and early 1998, the Company increased its ownership to 99% (at December 31, 1998) of such equity for an additional investment of $7 million. Graphite PLC changed its name to UCAR Grafit OAO ("UCAR Grafit").

     On January 2, 1997, the Company acquired 70% of the outstanding shares of Carbone Savoie, a wholly-owned subsidiary of a competitor in the cathode business, for a purchase price of $33 million. Carbone Savoie is the leading manufacturer of carbon cathodes which are used in the production of aluminum.

     On February 1, 1997, the Company, through a newly formed 70%-owned subsidiary, UCAR Elektroden, purchased the graphite electrode business of Elektrokohle Lichtenberg AG ("EKL") in Berlin, Germany. The 30% minority interest in UCAR Elektroden was held by a private German company. UCAR Elektroden and UCAR Grafit worked in tandem, with UCAR Elektroden manufacturing newly formed ungraphitized electrodes and UCAR Grafit baking, pitch impregnating, rebaking and graphitizing those electrodes. The aggregate purchase price paid by UCAR Elektroden for the EKL assets was $15 million.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  DISCUSSION OF BUSINESS AND STRUCTURE -- (CONTINUED)

     On April 22, 1997, the Company purchased the shares of its then 50%-owned joint venture affiliate, EMSA, held by the Company's joint venture partner. EMSA operates a graphite electrode manufacturing facility and sales office in South Africa. The purchase price was $75 million, plus expenses.

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

     On September 24, 1998, the Company announced that it was closing its manufacturing operations in Berlin, Germany and Welland, Canada and downsizing its manufacturing operations in Vyazma, Russia.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Financial Statements present the consolidated financial position, results of operations and cash flows of the Company for all periods presented. All significant intercompany transactions have been eliminated in consolidation.

     CASH EQUIVALENTS

     Cash equivalents are considered to be all highly liquid investments that are readily convertible to known amounts of cash and so near to maturity that they present insignificant risk of changes in value because of changes in interest rates.

     SHORT-TERM INVESTMENTS

     Investment securities at December 31, 1998 consisted of government securities and other debt securities. The Company classifies these securities as held-to-maturity and, accordingly, has recorded them at amortized cost.

     INVENTORIES

     Inventories are stated at cost or market, whichever is lower. Cost is determined generally on the "first-in first-out" ("FIFO") method in the United States. The "average cost" method is used elsewhere.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     FIXED ASSETS AND DEPRECIATION

     Fixed assets are carried at cost. Expenditures for replacements are capitalized and the replaced items are retired. Gains and losses from the sale of property are included in other (income) expense (net).

     Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The Company generally uses accelerated depreciation methods for tax purposes, where appropriate. Depreciation expense was $36 million in 1996, $48 million in 1997 and $50 million in 1998.

     The carrying value of fixed assets is assessed annually and when factors indicating an impairment are present. The Company determines such impairment by measuring undiscounted future cash flows. If an impairment is present, the assets are reported at the lower of discounted cash flows or fair value.

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

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company does not use derivative financial instruments for trading purposes. They are used to manage well-defined interest rate risk and specific financial market risk caused by currency exchange rate fluctuations.

     The Company enters into foreign currency instruments to manage exposure to currency exchange rate fluctuations. These foreign currency instruments, which include forward exchange contracts, purchased currency options and currency option collars, hedge primarily U.S. dollar denominated debt held by several of the Company's foreign subsidiaries and identifiable foreign currency receivables, payables and commitments held by the Company's

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. Currency option collars are financial arrangements for simultaneous purchases and sales of currency options having the same maturity and the same principal amount. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Premiums and discounts on forward exchange contracts are amortized over the life of the contracts. Net premiums on options purchased (or sold under currency collar strategies) are amortized over the life of the options. Forward exchange contracts, purchased currency options and currency option collars are carried at market value. Gains and losses due to revaluation of these contracts or option positions are recognized currently as other (income) expense (net) and are intended to mitigate income or expense caused by the accounting revaluation of the Company's foreign and domestic subsidiaries' net foreign exchange positions.

     The Company enters into agreements with financial institutions which are intended to limit, or cap, its exposure to the incurrence of additional interest expense due to increases in variable interest rates. Fees related to these interest rate cap agreements (as well as proceeds received under their provisions) are charged (or credited) to interest expense over the term of the agreements.

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

     STOCK-BASED COMPENSATION PLANS

     The Company accounts for stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Employees" ("APB 25"). As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeded the exercise price or if vesting is subject to performance conditions. The total amount of recorded compensation expense, if any, is based on the number of instruments that eventually vest. No compensation expense is recognized for forfeited awards, failure to satisfy a service requirement or failure to satisfy a performance condition. The Company's accruals of compensation expense for awards subject to performance conditions are based on the Company's assessment of the probability of satisfying the performance conditions.

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

     USE OF ESTIMATES

     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the Consolidated Financial Statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     FOREIGN CURRENCY TRANSLATION

     Generally, except for operations in Brazil in 1996 and 1997 and Russia and Mexico in 1997 and 1998, unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars are accumulated in other comprehensive income on the balance sheet until such time as the operations are sold or substantially or completely liquidated. Translation gains and losses relating to operations, where high inflation exists, are included in income in the Consolidated Financial Statements.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     ACCOUNTING CHANGES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income". SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Earlier periods have been restated to conform with SFAS 130. Comprehensive income (loss) of the Company consists of net income (loss) and foreign currency translation adjustments. The Company does not provide for U.S. income taxes on foreign currency translation since the existing tax and reporting basis differences in foreign investments are considered essentially permanent in duration.

     Effective January 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which are effective for fiscal years beginning after December 15, 1997. These statements address presentation and disclosure matters and have no impact on the Company's financial position, results of operations or cash flows. The presentation for 1996 and 1997 has been restated to conform with the presentation for 1998.

     In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has adopted the provisions of SOP 98-1 in 1998. The implementation of SOP 98-1 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In 1998, the Company changed its method of accounting for the cost of certain U.S. inventories from the last-in first-out method (LIFO) to the first-in first-out (FIFO) method. The Company believes the new method to be preferable because it provides improved consistency in accounting for worldwide inventories and avoids potential distortion of future profits from anticipated decrements. The Consolidated Financial Statements for all periods have been restated to reflect this change in accordance with the requirements of Accounting Principles Board Opinion 20, "Accounting Changes." The restatement did not have a material impact on consolidated net income (loss) or related per share amounts in 1996 (adjusted, as discussed below), 1997 or 1998. The restatement has no cash flow impact.

     The analyses performed by the Company in considering its change to the FIFO method in 1998 revealed that the LIFO method adopted in 1996 produced unrepresentative results for certain new items. The Company had previously changed its method of application of LIFO to provide specific parameters for defining new items within the LIFO calculation and had recognized a $7 million increase (net of taxes of $4 million) in net income as the cumulative

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

effect of a change in accounting in 1996. As a result of these analyses, the Company revised its previous LIFO calculations and reduced 1996 net income by the cumulative effect of the change in accounting of $7 million ($0.15 per share). This revision eliminated the impact of the unrepresentative results for certain new items.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is presently evaluating the impact of this statement on its financial position, results of operations and cash flows in the period of adoption.

(3)  UCAR GLOBAL ENTERPRISES INC.

     UCAR has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of Global and intercompany debt. Separate financial statements of Global are not presented because they would not be material to holders of the Subordinated Notes.

     The following table summarizes the consolidated assets and liabilities of Global and its subsidiaries at December 31, 1997 and 1998 and their consolidated results of operations for the three years ended December 31, 1998:

                                                          AT DECEMBER 31,
                                                          ---------------
                                                           1997      1998
                                                           ----      ----
                                                        (Dollars in millions)
    Assets:
       Current assets...............................    $    595   $    578
       Non-current assets...........................         667        559
                                                           -----      -----
          Total assets..............................    $  1,262   $  1,137
                                                           =====      =====

    Liabilities:
       Current liabilities..........................    $    501   $    375
       Non-current liabilities......................         975      1,036
                                                           -----      -----
           Total liabilities........................    $  1,476   $  1,411
                                                           =====      =====

    Minority stockholders' equity in consolidated
     entities.......................................    $     13   $     13
                                                           =====      =====

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3) UCAR GLOBAL ENTERPRISES INC. -- (CONTINUED)
                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                        ------------------
                                                    1996       1997      1998
                                                    ----       ----      ----
                                                      (Dollars in millions)

    Net sales..................................   $  948    $  1,097     $ 947
    Gross profit...............................      365         411       343
        Income (loss) before extraordinary item      145       (160)       (30)
    Net income (loss)..........................      145       (160)       (37)

(4)  FINANCIAL INSTRUMENTS

     The Company does not use derivative financial instruments for trading purposes. They are used to manage well-defined interest rate risk and specific financial market risk caused by currency exchange rate fluctuations.

     FOREIGN CURRENCY CONTRACTS

     The amount of foreign exchange contracts used by the Company to minimize foreign currency exposure was $350 million at December 31, 1996, $353 million at December 31, 1997 and $484 million at December 31, 1998. Contracts hedging U.S. dollar denominated debt totaled $169 million at December 31, 1996, $214 million at December 31, 1997 and $209 million at December 31, 1998. Of the total foreign exchange contracts, approximately $144 million (41%) were offsetting at December 31, 1996, approximately $93 million (26%) were offsetting at December 31, 1997 and approximately $142 million (29%) were offsetting at December 31, 1998.

     SALE OF RECEIVABLES

     Certain of the Company's foreign subsidiaries sold receivables of $15 million in 1996, $16 million in 1997 and $16 million in 1998 without recourse and sold receivables of $65 million in 1996, $74 million in 1997 and $52 million in 1998 with recourse to banking institutions. Receivables sold with recourse remaining uncollected from customers were $15 million at December 31, 1996, $16 million at December 31, 1997 and $6 million at December 31, 1998.

     INTEREST RATE RISK MANAGEMENT

     The Company enters into agreements with financial institutions which are intended to limit, or cap, its exposure to the incurrence of additional interest expense due to increases in variable interest rates. During 1995, the Company purchased interest rate caps on up to $375 million of debt, limiting the floating interest rate factor on this debt to a weighted-average rate of 8.5% through 1997. During 1997, the Company purchased interest rate caps on up to $250 million of

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4)  FINANCIAL INSTRUMENTS -- (CONTINUED)

debt, limiting the floating interest rate factor on this debt to a weighted-average rate of 8.2% for the period commencing February 1998 and continuing through various dates ending February 2001. Fees related to these agreements are charged to interest expense over the term of the agreements.

     FAIR MARKET VALUE DISCLOSURES

     SFAS 107, "Disclosure about Fair Market Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Such fair values must often be determined by using one or more methods that indicate value based on estimates of quantifiable characteristics as of a particular date. Values were estimated as follows:

     CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, SHORT-TERM RECEIVABLES, ACCOUNTS PAYABLE AND OTHER CURRENT PAYABLES--The carrying amount approximates fair value because of the short maturity of these instruments.

     DEBT--Fair values of debt and related interest rate risk agreements approximate carrying value at December 31, 1996, 1997 and 1998, except for the Subordinated Notes which are carried at $200 million and had an estimated fair value of $230 million at December 31, 1996, $224 million at December 31, 1997 and $216 million at December 31, 1998.

     FOREIGN CURRENCY CONTRACTS--Foreign currency contracts are carried at market value.

(5)  SEGMENT REPORTING

     The Company has two reportable operating segments: graphite electrodes; and graphite and carbon products. The graphite electrode segment produces and markets graphite electrodes to electric arc furnace and ladle furnace steelmakers. The graphite and carbon products segment produces and markets carbon electrodes, flexible graphite, cathodes and graphite and carbon specialties. These reportable segments are managed separately because of the different products and markets they serve.

     The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on gross profit. Intersegment sales and transfers are not material.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)  SEGMENT REPORTING -- (CONTINUED)

     The following tables summarize financial information concerning the Company's reportable segments. The line item entitled "Other" includes corporate related items.

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             -------------------------------
                                              1996        1997         1998
                                              ----        ----         ----
                                                  (Dollars in millions)
    Net sales to external customers:
      Graphite electrodes.............      $   696    $    788      $   652
      Graphite and carbon products....          252         309          295
                                              -----       -----        -----
       Consolidated net sales.........      $   948    $  1,097      $   947
                                              =====       =====        =====

    Gross profit:
      Graphite electrodes.............      $   284    $    309      $   247
      Graphite and carbon products....           81         102           96
                                              -----       -----        -----
       Consolidated gross profit......      $   365    $    411      $   343
                                              =====       =====        =====

    Depreciation and amortization:
      Graphite electrodes.............      $    27    $     35      $    36
      Graphite and carbon products....            7          10           11
      Other...........................            2           4            4
                                              -----       -----        -----
       Consolidated depreciation and
         amortization.................      $    36    $     49      $    51
                                              =====       =====        =====

     The Company does not report assets by business segment. Assets are managed based on geographic location because certain facilities are shared by both business segments.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)  SEGMENT REPORTING -- (CONTINUED)

     The following tables summarize information as to the Company's operations in different geographic areas:

                                              FOR THE YEAR ENDED DECEMBER 31,
                                                1996        1997       1998
                                                ----        ----       ----
                                                  (Dollars in millions)

    Net sales (a):
       United States....................      $   388    $    393     $   321
       Canada...........................           46          54          56
       Mexico...........................           88          98          65
       Brazil...........................           61          64          57
       France...........................          250         287         148
       Italy............................           56          54          47
       Switzerland (b)..................           --          --         107
       South Africa.....................           --          53          59
       Other Countries..................           59          94          87
                                                -----       -----       -----

         Total..........................      $   948    $  1,097     $   947
                                                =====       =====       =====

(a)  Net sales are based on location of seller.

(b) During 1998, the ownership of certain existing export sales were transferred to our Swiss subsidiary.

                                                      AT DECEMBER 31,
                                                1996        1997        1998
                                                ----        ----        ----
                                                  (Dollars in millions)
    Long-lived assets (c):
       United States....................      $   160    $    172     $   166
       Canada...........................           24          23           1
       Mexico...........................           28          30          28
       Brazil...........................           73          71          61
       France...........................           51          87          97
       Italy............................           35          40          43
       Russia...........................           45          65           2
       South Africa.....................           --          81          62
       Other Countries..................           19          21          23
                                                -----       -----       -----

         Total..........................      $   435    $    590     $   483
                                                =====       =====       =====

(c) Long-lived assets represent net fixed assets and goodwill, net of accumulated amortization.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6)  COMPANY CARRIED AT EQUITY

     On April 21, 1997, the Company purchased the 50% interest in EMSA that it did not already own for $75 million, plus expenses. Commencing April 22, 1997, EMSA's assets, liabilities and results of operations are included in the Consolidated Financial Statements. During 1998, the Company did not account for any companies using the equity method. The following tables summarize information for EMSA during the period it was a 50%-owned company carried at equity:

                                                 FOR THE YEAR     FOR THE PERIOD
                                                     ENDED         JANUARY 1 TO
                                               DECEMBER 31, 1996  APRIL 21, 1997
                                               -----------------  --------------
                                                       (Dollars in millions)

    Net sales..............................           $   65         $   21
    Cost of sales..........................               39             12
    Selling, administrative and other expenses             4              1
    Other (income) expense (net)...........               (1)             2
    Income taxes...........................                9              2
                                                        ----           ----
      Net income...........................           $   14         $    4
                                                        ====           ====
    UCAR share of net income...............           $    7         $    2
                                                        ====           ====


                                                     AT DECEMBER 31, 1996
                                                     (Dollars in millions)

    Current assets..............................            $  40
    Non-current assets..........................               16
                                                              ---
      Total assets..............................               56
                                                              ---

    Current liabilities.........................               16
    Non-current liabilities.....................                4
                                                              ---
      Total liabilities.........................               20
                                                              ---
      Net assets................................            $  36
                                                              ===
    UCAR share of net assets....................            $  18
                                                              ===

     The Company recorded net sales to EMSA of $22 million in 1996 and $3 million from January 1, 1997 to April 21, 1997.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LONG-TERM DEBT

     The following table presents the long-term debt of the Company:

                                                   AT DECEMBER 31,
                                                 1997           1998
                                                 ----           ----
                                                (Dollars in millions)

Senior Bank Facilities:
   Tranche A Facility (letters of credit) ...    $ 214        $  209
   Tranche A Facility (term loans) ..........       45             1
   Tranche B Facility........................      120           119
   Tranche C Facility........................       --           210
   Revolving Facility........................       65            35
                                                  ----           ---
     Total Senior Bank Facilities............      444           574
Subordinated Notes...........................      200           200
Italian lire loans and obligations...........        2             1
Deutsche mark loans..........................       10            10
                                                  ----           ---
   Subtotal..................................      656           785
Less:  payments due within one year..........       52            63
                                                  ----           ---
     Total...................................    $ 604        $  722
                                                  ====           ===

     On March 19, 1997, the Senior Bank Facilities were amended to reduce interest rates, increase the Revolving Facility (as defined below) to $250 million from $100 million and change certain covenants to allow greater flexibility in uses of free cash flow for acquisitions, capital expenditures and stock repurchases and other restricted payments.

     On April 10, 1998, the Company obtained a limited waiver of a breach, if any, of certain covenants relating to compliance with laws prior to March 13, 1998 and its obligation to deliver certain financial information within 90 days of the end of the prior year. In connection with the waiver, the Company agreed to grant a security interest in substantially all of its assets. We also agreed to amend certain provisions of the Senior Bank Facilities. These amendments had the effect of increasing interest rates. In addition, in reliance on the waiver, the Company was able to borrow an additional $35 million under the Revolving Facility. The waiver was not, however, effective for any additional borrowings and provided that it would terminate no later than July 10, 1999.

     Under the Subordinated Notes, subject to certain exceptions, the Company may not incur additional indebtedness if its adjusted coverage ratio is less than certain specified ratios. As a result of the $340 million charge against results of operations for 1997 as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, its adjusted coverage ratio was less than those specified ratios and, under the Subordinated Note Indenture, it could not, with limited exceptions, incur additional indebtedness (even under the Senior Bank Facilities).

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LONG-TERM DEBT -- (CONTINUED)

     On November 3, 1998, the Company amended the Subordinated Notes. On November 10, 1998, the Company refinanced the Senior Bank Facilities. The refinancing consisted of the addition of the Tranche C Facility (as defined below) and amendments to, among other things, modify covenants and representations relating to compliance with laws, absence of material legal proceedings and absence of material adverse changes insofar as they relate to antitrust, shareholder derivative and securities investigations, lawsuits and claims.

     The amendments to the Subordinated Notes, among other things, eliminated the $340 million charge from the calculation of the Company's adjusted coverage ratio.

     As a result of the refinancing and the amendment of the Subordinated Notes, the Company has the ability (subject to compliance with applicable covenants, conditions and other terms in the future under both the Senior Bank Facilities and the Subordinated Notes) to borrow under the Revolving Facility. At December 31, 1998, $200 million was available for borrowing under the Revolving Facility.

     SENIOR BANK FACILITIES

     The Senior Bank Facilities consist of:

o    A Tranche A Facility in the initial amount of $270 million consisting of:
     (i) a Tranche A Letter of Credit Facility providing for the initial issuance of up to $225 million (including reserves for interest rate and, if applicable, currency exchange rate fluctuations) of U.S. dollar-denominated letters of credit for the purpose of supporting U.S. dollar-denominated or foreign-currency denominated loans to certain of foreign subsidiaries under facilities arranged with local lending institutions; (ii) a Tranche A Term Loan Facility providing for initial term loans of $45 million to Global; and (iii) a Tranche A Reimbursement Loan Facility to reimburse drawings under those letters of credit or refinance those local facilities. The Tranche A Facility amortizes in quarterly installments over four years, commencing March 31, 1998, with installments ranging from $50 million in 1998 to $85 million in 2001, with the final installment payable on December 31, 2001.

o A Tranche B Facility providing for initial term loans of $120 million to Global. The Tranche B Facility amortizes over five years, commencing March 31, 1998, with nominal quarterly installments during the first four years, and quarterly installments aggregating $116 million in 2002, with the final installment payable on December 31, 2002.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LONG-TERM DEBT -- (CONTINUED)

o A Revolving Facility providing for revolving and swingline loans to, and the issuance of U.S. dollar-denominated letters of credit for the account of, Global and certain other U.S. subsidiaries in an aggregate principal and stated amount at any time not to exceed $250 million. The Revolving Facility terminates on December 31, 2001. As a condition to each borrowing under the Revolving Facility, the Company is required to represent, among other things, that the sum of payments and reserves relating to specified litigation liabilities has not and is not reasonably expected to exceed $400 million.

o A Tranche C Facility providing for initial term loans of $125 million to Global and $85 million to its Swiss subsidiary. The Tranche C Facility was added in connection with the refinancing. The Tranche C Facility amortizes over five years, commencing March 31, 1999, with nominal quarterly installments during the first four years, and quarterly installments aggregating $206 million in 2003, with the final installment payable on December 31, 2003.

     The Company paid in advance $60 million in 1995 and $25 million in 1996 of installments due on the Tranche A Facility and $25 million in 1995 and $30 million in 1996 of installments due on the Tranche B Facility. The Company has made no such advance payments since 1996.

     The Company is required to make mandatory prepayments in the amount of :

o Either 75% or 50% (depending on the ratio of (i) adjusted total debt plus adjusted reserves relating to specified litigation liabilities to (ii) adjusted total EBITDA) of adjusted excess cash flow. Adjusted excess cash flow is determined after taking into account, among other things, debt service on the Senior Bank Facilities and the Subordinated Notes. The obligation to make these prepayments, if any, arises after the end of each year with respect to adjusted excess cash flow during the prior year. Any mandatory prepayments would be reduced by voluntary prepayments made during the prior year. The refinancing increased the percentage of excess cash flow required to be applied to these prepayments.

o 100% of the net proceeds of certain asset sales or incurrence of certain indebtedness.

o    50% of the net proceeds of the issuance of any equity securities by UCAR.

     Mandatory prepayments require either prepayment of loans, reduction of letters of credit or both. No mandatory prepayments were required in 1996, 1997 or 1998. The Company may make voluntary prepayments under the Senior Bank Facilities up to four times each year. There is no penalty or premium due in connection with prepayments (whether voluntary or mandatory), except that, as a result of the refinancing, a premium equal to 1% of the principal amount prepaid is due on prepayments under the Tranche B or Tranche C Facilities prior to December 31, 1999.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LONG-TERM DEBT -- (CONTINUED)

     UCAR unconditionally and irrevocably guaranteed the obligations of Global and the other borrowers under the Senior Bank Facilities. This guarantee is secured, with certain exceptions, by first priority security interests in all of the outstanding capital stock of Global and all of the intercompany debt owed to UCAR.

     Each of Global's subsidiaries has guaranteed, with certain exceptions, the obligations of Global and its other subsidiaries under the Senior Bank Facilities, except that its U.S. subsidiaries have not guaranteed obligations of our foreign subsidiaries. The obligations of Global and the other borrowers under the Senior Bank Facilities as well as these guarantees are secured, with certain exceptions, by first priority security interests in substantially all of the Company's assets, except that no more than 65% of the capital stock or other equity interests in its foreign subsidiaries held directly by its U.S. subsidiaries and no other foreign assets secure obligations or guarantees of its U.S. subsidiaries (including Global).

     After the refinancing, the interest rates applicable to the Tranche A and Revolving Facilities are, at the Company's option, either adjusted LIBOR plus a margin ranging from 2.25% to 2.75% (depending on the same ratio) or the alternate base rate plus a margin ranging from 1.25% to 1.75% (depending on the same ratio). The interest rate applicable to the Tranche B and Tranche C Facilities is, at the Company's option, either adjusted LIBOR plus 3.25% or the alternate base rate plus 2.25%. The alternate base rate is the higher of Chase Manhattan Bank's prime rate or the federal funds effective rate plus 0.50%. At the option of foreign borrowers under local facilities, the interest rate under the local facilities is either adjusted LIBOR plus 0.25%, an alternate base rate (which varies from facility to facility) or, in the case of local currency-denominated loans, the local interbank offered rate plus 0.25%. After the refinancing, Global pays a per annum fee ranging from 2.25% to 2.75% (depending on the same ratio) of the aggregate face amount of outstanding letters of credit under the Tranche A and Revolving Facilities and a per annum fee of 0.50% on the undrawn portion of the commitments under the Revolving Facility. The effect of the refinancing has been to increase interest rates by approximately 2.00% per annum and commitment fees by approximately 0.25% per annum from those which would otherwise have been payable in the absence of both the waiver and the refinancing.

     The Company enters into agreements with financial institutions which are intended to limit, or cap, its exposure to incurrence of additional interest expense due to increases in variable interest rates. Use of these agreements satisfies requirements under the Senior Bank Facilities.

     The weighted-average interest rate on the Senior Bank Facilities was 7.93% during 1996, 7.38% during 1997 and 7.08% during 1998.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LONG-TERM DEBT -- (CONTINUED)

     The Senior Bank Facilities contain a number of significant covenants that, among other things, restrict the Company's ability to sell assets, incur additional indebtedness, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures, engage in transactions with affiliates, or pay dividends or make other restricted payments and that otherwise restrict corporate activities. In addition, the Company is required to comply with specified minimum interest coverage and maximum leverage ratios. The refinancing effected changes to these covenants to make them generally more restrictive. Among the changes is a change to the calculation of the leverage ratio so as to include reserves relating to specified litigation liabilities as debt.

     In addition to the failure to pay principal, interest and fees when due, events of default under the Senior Bank Facilities include: failure to comply with applicable covenants; failure to pay when due, or other defaults permitting acceleration of, other indebtedness exceeding $7.5 million; judgment defaults in excess of $7.5 million to the extent not covered by insurance; certain events of bankruptcy; and certain changes in control.

     Under the Senior Bank Facilities, UCAR is permitted to pay dividends on and repurchase common stock, and Global is permitted to pay dividends to UCAR for those purposes, only in an aggregate amount of up to $15 million in 1999 and $20 million in 2000 and thereafter. UCAR and Global are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since October 19, 1995. In addition, Global is permitted to pay dividends to UCAR (i) in respect of UCAR's administrative fees and expenses and (ii) to fund payments in connection with antitrust investigations, lawsuits and claims and securities and shareholder derivative lawsuits and claims. The total amount of dividends to fund those payments, plus the total amount paid on intercompany debt owed to UCAR for the same purpose, may not exceed $400 million (adjusted for certain imputed interest expense).

     SUBORDINATED NOTES

     Global has $200 million aggregate principal amount of Subordinated Notes outstanding. Interest on the Subordinated Notes is payable semiannually at the rate of 12% per annum. The Subordinated Notes mature on January 15, 2005.

     Except as described below, Global may not redeem the Subordinated Notes prior to January 15, 2000. On or after that date, Global may redeem the Subordinated Notes in whole or in part at specified redemption prices beginning at 104.5% of the principal amount redeemed for the year commencing January 15, 2000 and reducing to 100% of the principal amount redeemable for the years January 15, 2003 and thereafter, in each case together with accrued and unpaid interest.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LONG-TERM DEBT -- (CONTINUED)

     Upon the occurrence of a change of control, (i) Global will have the option to redeem the Subordinated Notes in whole but not in part at a redemption price equal to 100% of the principal amount redeemed, plus a specified premium, plus accrued and unpaid interest and (ii) if Global does not so redeem the Subordinated Notes, Global will be required to make an offer to repurchase the Subordinated Notes at a price equal to 101% of the principal amount redeemed, together with accrued and unpaid interest.

     The Subordinated Notes are unsecured and subordinated to all existing and future senior indebtedness of Global. The Subordinated Notes will rank pari passu with any future senior subordinated indebtedness of Global and senior to all other subordinated indebtedness of Global. UCAR has unconditionally guaranteed the Subordinated Notes on a senior subordinated basis.

     The indenture relating to the Subordinated Notes contains a number of covenants that, among other things, restrict the Company's ability to incur additional indebtedness, pay dividends, make investments, create or permit to exist restrictions on distributions from subsidiaries, sell assets, repurchase Subordinated Notes, engage in certain transactions with affiliates or enter into certain mergers and consolidations. It also prohibits UCAR from engaging in any business activities other than holding the stock of Global and certain permitted investments.

     In addition to the failure to pay principal and interest when due or repurchase the Subordinated Notes when required, events of default under the Subordinated Notes include: failure to comply with applicable covenants; failure to pay at maturity or upon acceleration of other indebtedness exceeding $25 million, judgment defaults in excess of $25 million to the extent not covered by insurance; and certain events of bankruptcy.

     The indenture restricts the payment of dividends by Global to UCAR if (i) at the time of the proposed dividend, Global is unable to meet certain indebtedness incurrence and income tests or (ii) the total amount of the dividends paid exceeds specified aggregate limits based on consolidated net income, net proceeds from asset and stock sales and certain other transactions. These restrictions are not applicable to dividends paid to UCAR (i) in respect of UCAR's administrative fees and expenses and (ii) to purchase common stock held by present or former officers or employees subject to limits similar to those under the Senior Bank Facilities.

     DEUTSCHE MARK LOANS

     In order to consummate the purchase by UCAR Elektroden of net working capital assets from EKL (approximate U.S. dollar equivalent of $12 million), UCAR Elektroden arranged a bank facility with BHF Bank Aktiengesellschaft.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LONG-TERM DEBT -- (CONTINUED)

     The facility consists of a committed term loan of deutsche mark 17.3 million (U.S. dollar equivalent of approximately $10 million in December 1998) and a revolving line of credit for deutsche mark 2.5 million (U.S. dollar equivalent of approximately $1.5 million in December 1998).

     The term portion of the facility is committed through December 2000, with repayment of the outstanding balance of deutsche mark 17.3 million due on December 31, 2000. The revolving portion of the facility is committed for one year, with an option to renew annually.

     Credit support is provided by Global's guarantee of UCAR Elektroden's obligations under the facility. The facility requires that Global remain in compliance with the Senior Bank Facilities and that the facility not be subordinate to the obligations of the Senior Bank Facilities. It also restricts the withdrawal of capital from UCAR Elektroden. The shareholders of UCAR Elektroden have undertaken not to dispose of their capital contributions during the term of the facility.

     EXTRAORDINARY ITEM

     In November 1998, the Company recorded a charge of $11 million ($7 million after tax) related to the refinancing of the Senior Bank Facilities. The extraordinary charge represents $8 million of fees paid to amend the Senior Bank Facilities and the write-off of $3 million of deferred debt issuance costs.

     OTHER

     At December 31, 1998, payments due on long-term debt in the four years after 1999 are: $77 million in 2000; $87 million in 2001; $117 million in 2002; and $206 million in 2003.

     The Company's weighted-average interest rate on short-term borrowings outstanding was 7.2% at December 31, 1997 and 9.1% at December 31, 1998.

(8)  INCOME TAXES

     Total income taxes were allocated as follows:

                                                     FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                                1996        1997       1998
                                                ----        ----       ----
                                                   (Dollars in millions)

    Income from operations.................... $   68      $   39     $   32
    Extraordinary item........................     --          --         (4)
    Stockholders' equity (deficit)............     (4)         (5)        --
                                                 ----        ----       ----
                                               $   64      $   34     $   28
                                                 ====        ====       ====

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  INCOME TAXES -- (CONTINUED)

     The income taxes credited to stockholders' equity (deficit) in 1996 and 1997 relate to the tax benefit arising from the exercise of employee stock options.

     The following table summarizes the U.S. and non-U.S. components of income
(loss) before provision for income taxes:

                                                     FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                                1996        1997       1998
                                                ----        ----       ----
                                                   (Dollars in millions)
    U.S....................................... $   43      $ (275)    $  (39)
    Non-U.S...................................    164         153         43
                                                 ----        ----       ----
                                               $  207      $ (122)    $    4
                                                 ====        ====       ====

     Income tax expense attributable to income from operations consists of:

                                                CURRENT    DEFERRED     TOTAL
                                                -------    --------     -----
                                                    (Dollars in millions)

    For the year ended December 31, 1996
         U.S. federal income taxes........      $   (1)     $   16     $   15
         Non-U.S. income taxes............          50           3         53
                                                  ----        ----       ----
                                                $   49      $   19     $   68
                                                  ====        ====       ====
    For the year ended December 31, 1997
         U.S. federal income taxes........      $   11      $  (41)    $  (30)
         Non-U.S. income taxes............          66           3         69
                                                  ----        ----       ----
                                                $   77      $  (38)    $   39
                                                  ====        ====       ====

    For the year ended December 31, 1998
         U.S. federal income taxes........      $   10      $   (4)    $    6
         Non-U.S. income taxes............          46         (20)        26
                                                  ----        ----       ----
                                                $   56      $  (24)    $   32
                                                  ====        ====       ====

     In December 1992, the Company obtained an income tax exemption from the Brazilian government on income generated from graphite electrode production through 1999. The exemption reduced the net expense associated with income taxes by $4 million in 1996, $6 million in 1997 and $5 million in 1998.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  INCOME TAXES -- (CONTINUED)

     Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                       1996     1997      1998
                                                       ----     ----      ----
                                                        (Dollars in millions)
    Tax at statutory U.S. federal rate...........      $   72 $  (43)   $    2
    Nondeductible (deductible) portion of estimated
      liabilities and expenses associated with
      antitrust investigations and related lawsuits
      and claims.................................          --     85       (18)
    Nondeductible portion of impairment loss.....          --     --        19
    Nondeductible imputed interest associated with
      antitrust fines............................          --     --         2
    U.S. investment losses related to restructuring
      charge.....................................          --     --       (32)
    Other taxes related to restructuring charge..          --     --         9
    Foreign earnings taxed at different rates....           3      4       (13)
    Foreign operating losses with no benefit
      provided...................................          --     --         9
    Brazilian tax exemption......................          (4)    (6)       (5)
    Net taxes related to foreign dividends and
      other remittances..........................           4     --         8
    Adjustments to deferred tax asset valuation
    allowance:
      Foreign tax credits........................          (8)    --        12
      Restructuring..............................          --     --        32
      Antitrust investigations and related lawsuits
         and claims..............................          --     --        11
    Other........................................           1     (1)       (4)
                                                         ----    ---       ---
                                                       $   68 $   39    $   32
                                                         ====    ===       ===

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  INCOME TAXES -- (CONTINUED)

     The significant components of deferred income tax expense attributable to income from operations are as follows:

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                 1996        1997       1998
                                                 ----        ----       ----
                                                    (Dollars in millions)

    Deferred tax expense (exclusive of the
      effects of other components below).....   $   27    $  (38)      $  (79)
    Increase (decrease) in beginning-of-
      the-year balance of the valuation
      allowance for deferred tax assets......       (8)       --           55
                                                  ----       ---         ----

                                                $   19    $  (38)      $  (24)
                                                  ====       ===         ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 are presented below:

                                                       AT DECEMBER 31,
                                                     1997         1998
                                                    (Dollars in millions)

Deferred tax assets:
   Depreciation..................................   $   9        $   8
   Estimated liabilities and expenses associated
     with antitrust investigations and related
     lawsuits and claims.........................      28           23
   Sales and product allowances..................       1            1
   Compensation and benefit plans................      55           55
   Excess foreign tax credits....................      18           30
   Inventory.....................................       2            2
   Provision for scheduled plant closings and
     other restructurings........................       1           61
   AMT tax credit carryforwards..................       1            4
   Debt issuance costs...........................       4            3
   Other.........................................       6            9
                                                      ---          ---
     Total gross deferred tax assets.............     125          196
     Less:  valuation allowance..................      (3)         (58)
                                                      ---          ---
      Deferred tax assets........................   $ 122        $ 138
                                                      ---          ---

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8) INCOME TAXES -- (CONTINUED)

                                                       AT DECEMBER 31,
                                                       ---------------
                                                     1997         1998
                                                     ----         ----
                                                    (Dollars in millions)

Deferred tax liabilities:
    Depreciation................................    $  87        $  86
    Compensation and benefit plans..............        1            1
    Inventory...................................       17           13
    Other.......................................       11            5
                                                        --         ---
     Total gross deferred tax liabilities.......      116          105
                                                      ---          ---
      Net deferred tax asset....................    $   6        $  33
                                                      ===          ===

     Deferred income tax assets and liabilities are classified on a net current and noncurrent basis within each tax jurisdiction. Deferred income tax assets are included in prepaid expenses in the amount of $30 million at December 31, 1997 and $35 million at December 31, 1998 and in other assets in the amount of $43 million at December 31, 1997 and $52 million at December 31, 1998. Deferred tax liabilities are also included in accrued income and other taxes in the amount of $9 million at December 31, 1997 and $6 million at December 31, 1998.

     The net change in the total valuation allowance for 1998 was an increase of $55 million. The increase results primarily from deferred taxes associated with the Canadian ($28 million) and German ($4 million) restructurings, antitrust claims ($11 million) and excess foreign tax credits ($12 million) where the Company considers realizability unlikely. There was no change in the valuation allowance in 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     The Company had excess foreign tax credit carryforwards of $18 million at December 31, 1997 and $30 million at December 31, 1998. Of these tax credit carryforwards, $1 million expire in 1999, $1 million expire in 2000, $1 million expire in 2001, $5 million expire in 2002 and $22 million in 2003. The Company used foreign tax credits to reduce U.S. current tax liabilities in the amount of $30 million in 1996, $53 million in 1997 and $38 million in 1998. Based upon the level of historical taxable income and projections for future taxable income over the periods during which these credits are utilizable, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets net of the existing valuation allowances at December 31, 1998.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  INCOME TAXES -- (CONTINUED)

     U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax efficient to do so. Accordingly, the Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

(9)  OTHER (INCOME) EXPENSE (NET)

     The following table presents an analysis of other (income) expense (net):

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                 1996        1997       1998
                                                 ----        ----       ----
                                                    (Dollars in millions)


    Interest income.......................      $   (9)     $   (9)    $  (14)
    Global integration project consulting
      fees................................          --           4          9
    Bank fees.............................           2           2          3
    Amortization of goodwill..............          --           1          1
    Other.................................           6           7          9
                                                  ----        ----       ----
      Total other (income) expense (net)..      $   (1)     $    5     $    8
                                                  ====        ====       ====

(10)   INTEREST EXPENSE

     The following table presents an analysis of interest expense:

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                 1996        1997        1998
                                                 ----        ----        ----
                                                      (Dollars in millions)
    Interest incurred on debt.............      $   59      $   62      $   66
    Amortization of debt issuance costs...           2           2           2
    Interest imputed on antitrust fines...          --          --           5
                                                  ----        ----        ----
         Total interest expense...........      $   61      $   64      $   73
                                                  ====        ====        ====

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(11)   SUPPLEMENTARY BALANCE SHEET DETAIL

                                                     AT DECEMBER 31,
                                                     1997       1998
                                                  (Dollars in millions)

Notes and accounts receivable:
    Trade.......................................    $   220    $   172
    Other.......................................         28         31
                                                      -----      -----
                                                        248        203
    Allowance for doubtful accounts.............         (6)        (5)
                                                      -----      -----
                                                    $   242    $   198
                                                      =====      =====
Property, plant and equipment:
    Land and improvements.......................    $    45    $    43
    Buildings...................................        231        199
    Machinery and equipment.....................        949        946
    Construction in progress and other..........         64         32
                                                      -----      -----
                                                    $ 1,289    $ 1,220
                                                      =====      =====
Other assets:
    Goodwill (net)..............................    $    25    $    15
    Deferred income taxes.......................         43         52
    Benefits protection trust...................         10          2
    Long-term receivables.......................          5          8
    Other.......................................         19         14
                                                      -----      -----
                                                    $   102    $    91
                                                      =====      =====
Accounts payable:
    Trade.......................................    $    63    $    54
    Other.......................................         13         13
                                                      -----      -----
                                                    $    76    $    67
                                                      =====      =====
Other accrued liabilities:
    Accrued accounts payable....................    $    26    $    13
    Payrolls....................................          8          7
    Restructuring...............................          2         57
    Employee compensation and benefits..........         47         31
    Estimated liabilities and expenses associated
       with antitrust investigations and related
       lawsuits and claims......................        174         78
    Other.......................................          5         12
                                                      -----      -----
                                                    $   262    $   198
                                                      =====      =====
                                       97

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(11)   SUPPLEMENTARY BALANCE SHEET DETAIL -- (CONTINUED)


                                                       AT DECEMBER 31,
                                                      1997       1998
                                                    (Dollars in millions)

Other long-term obligations:
    Postretirement benefits.....................    $   83     $   83
    Employee severance costs....................        23         12
    Pension and related benefits................        22         21
    Estimated liabilities and expenses associated
       with antitrust investigations and related
       lawsuits and claims......................       163        117
    Other.......................................        22         33
                                                      ----       ----
                                                    $  313     $  266
                                                      ====       ====

     The following table presents an analysis of the allowance for doubtful accounts:

                                                     AT DECEMBER 31,
                                                     1997       1998
                                                   (Dollars in millions)
Balance at beginning of year....................    $    6     $    6
Deductions......................................        --         (1)
                                                      ----       ----
Balance at end of year..........................    $    6     $    5
                                                      ====       ====

(12)   LEASES

     Lease commitments under noncancelable operating leases extending for one year or more will require the following future payments:

                                                         (Dollars in millions)
    1999................................................         $  5
    2000................................................            3
    2001................................................            2
    2002................................................            2
    2003................................................            2
    After 2003..........................................            3

     Total lease and rental expenses under noncancelable operating leases extending one month or more were $4 million in 1996, $5 million in 1997 and $5 million in 1998.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13)   BENEFIT PLANS

     RETIREMENT PLANS AND POSTRETIREMENT BENEFIT PLANS

     Until February 25, 1991, the Company participated in the U.S. retirement plan of Union Carbide Corporation ("Union Carbide"). Effective February 26, 1991, the Company formed its own U.S. retirement plan which covers substantially all U.S. employees. Retirement and death benefits related to employee service through February 25, 1991 are covered by the Union Carbide plan. Benefits paid by the Union Carbide plan are based on final average pay through February 25, 1991, plus salary increases (not to exceed 6% per year) until January 26, 1995 when Union Carbide ceased to own at least 50% of the equity of the Company. All Company employees who retired prior to February 25, 1991 are covered under the Union Carbide plan.

     Pension benefits under the Company plan are based primarily on years of service and compensation levels prior to retirement. Net pension cost for the U.S. retirement plan were $6 million in each of 1996 and 1997 and $7 million for 1998.

     Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves. Net pension costs for plans of foreign subsidiaries amounted to $1 million in 1996, $1 million in 1997 and $7 million in 1998 which includes a $7 million curtailment loss for the Canadian pension plan recorded in conjunction with the Company's restructuring charge.

     The Company also provides health care and life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies and health care providers. The Company accrues the estimated net postretirement benefit costs during the employees' credited service periods.

     The components of the Company's consolidated net pension costs are as follows:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                    1996      1997      1998
                                                    ----      ----      ----
                                                      (Dollars in millions)

  Service cost...............................     $    7    $    7    $    8
  Interest cost..............................          9        12        13
  Expected return on assets..................         (9)      (12)      (14)
  Amortization of transition obligation (asset)       --        --        (1)
  Settlement loss............................         --        --         1
  Curtailment loss...........................         --        --         7
                                                     ---       ---       ---
     Net pension cost........................     $    7    $    7    $   14
                                                     ===       ===       ===
                                       99

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13)   BENEFIT PLANS -- (CONTINUED)

     The components of the Company's consolidated net postretirement benefits costs are as follows:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                    1996      1997      1998
                                                    ----      ----      ----
                                                      (Dollars in millions)

  Service cost................................    $    2    $    2    $    3
  Interest cost...............................         5         6         5
  Amortization of prior service cost..........        (3)       (3)       (3)
                                                     ---       ---       ---
     Net postretirement benefit cost..........    $    4    $    5    $    5
                                                     ===       ===       ===

     The reconciliation of beginning and ending balances of benefit obligations and fair value of plan assets, and the funded status of the plan, are as follows:

                                                                POSTRETIREMENT
                                           PENSION BENEFITS        BENEFITS
                                           AT DECEMBER 31,      AT DECEMBER 31,
                                           ----------------     ---------------
                                            1997      1998      1997      1998
                                            ----      ----      ----      ----
                                                   (Dollars in millions)

Changes in benefit obligation:
  Net benefit obligation at beginning of
    year...............................   $    140  $    172  $     74   $   81
  Service cost.........................          7         8         2        3
  Interest cost........................         12        13         6        5
  Plan amendments......................         --         1         1       --
  Foreign currency exchange rate changes        (4)       (4)       (1)      (1)
  Actuarial loss.......................          8        10         4        2
  Acquisition of EMSA..................         14        --        --       --
  Curtailment..........................         --         4        --       (1)
  Settlement...........................         --        (3)       --       --
  Special termination benefits.........         --         3        --       --
  Gross benefits paid..................         (5)       (5)       (5)      (5)
                                             -----     -----     -----    -----
     Net benefit obligation at end of
       year............................   $    172  $    199  $     81   $   84
                                             =====     =====     =====    =====

Changes in plan assets:
  Fair value of plan assets at beginning
    of year............................   $    123  $    165  $     --   $   --
  Actual return on plan assets.........         21        17        --       --
  Acquisition of EMSA..................         20        --        --       --
  Foreign currency exchange rate changes        (4)       (5)       --       --
  Employer contributions...............         10         2         5        5
  Gross benefits paid..................         (5)       (5)       (5)      (5)
                                             -----     -----     -----    -----
     Fair value of plan assets at end of
       year............................   $    165  $    174  $     --   $   --
                                             =====     =====     =====    =====

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13)   BENEFIT PLANS -- (CONTINUED)

                                                              POSTRETIREMENT
                                          PENSION BENEFITS        BENEFITS
                                           AT DECEMBER 31,     AT DECEMBER 31,
                                          ----------------    ----------------
                                           1997       1998      1997     1998
                                           ----       ----      ----     ----
                                                  (Dollars in millions)

Reconciliation of funded status:
  Funded status at end of year........   $     (7) $    (25)  $    (81) $   (84)
  Unrecognized net transition
   obligation (asset).................         (8)       (6)         1       --
  Unrecognized prior service cost.....          3         4         (5)      (1)
  Unrecognized net actuarial (gain) loss       (8)       (1)         2        2
                                            -----     -----      -----    -----
     Net amount recognized at end of
       year............................  $    (20) $    (28)  $    (83) $   (83)
                                            =====     =====      =====    =====


     Assumptions used to determine net pension costs, pension projected benefit obligation, net postretirement benefit costs and postretirement benefits projected benefit obligation are as follows:

                                                              POSTRETIREMENT
                                          PENSION BENEFITS        BENEFITS
                                           AT DECEMBER 31,     AT DECEMBER 31,
                                          ----------------    ----------------
                                           1997       1998      1997     1998
                                           ----       ----      ----     ----
Weighted-average assumptions as of
  measurement date:
  Discount rate.......................     7.48%     7.61%      7.00%    7.34%
  Expected return on plan assets .....     8.93%     8.83%       N/A      N/A
  Rate of compensation increase.......     5.12%     4.85%      4.50%    4.58%
  Health care cost trend on covered
   charges:
      Initial.........................      N/A       N/A        8.70%   8.14%
      Ultimate........................      N/A       N/A        5.23%   5.11%
      Years to ultimate...............      N/A       N/A          7       6

     Assumed health care cost trend rates have a significant effect on the amounts reported for net postretirement benefits. A one-percentage-point change in the health care cost trend rate would change the accumulated postretirement benefit obligation by approximately $7 million as of December 31, 1998 and change net postretirement benefit costs by approximately $1 million for 1998.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13)   BENEFIT PLANS -- (CONTINUED)

     OTHER NON-QUALIFIED PLANS

     Since January 1, 1995, the Company has established various unfunded, non-qualified supplemental retirement and deferred compensation programs for certain eligible employees. In 1995, the Company established a benefits protection trust (the "Trust") to partially provide for the benefits of employees participating in these plans. At December 31, 1997 and 1998, the Trust had assets of approximately $10 million and $2 million, respectively, which are included in other assets on the Consolidated Balance Sheet.

     SAVINGS PLAN

     The Company's employee savings plan provides eligible employees the opportunity for long-term savings and investment. Participating employees can contribute 1.0% to 7.5% of employee compensation as basic contributions and an additional 0.5% to 10.0% of employee compensation as supplemental contributions. The Company contributes on behalf of each participating employee an amount equal to 30% for 1996 and 1997 and 50% for 1998 of the employee's basic contribution. The Company contributed $2 million in each of 1996, 1997 and 1998.

     INCENTIVE PLAN

     In 1996 and 1997, the Company provided group profit sharing plans for employees in various subsidiaries. Costs for these profit sharing plans were $17 million in 1996 and $19 million in 1997. Effective January 1, 1998, the Company implemented a global profit sharing plan for the Company's worldwide employees. This plan is based on the global financial performance of the Company. In 1998, the cost for the plan was $10 million.

(14)   RESTRUCTURING PLAN

     In September 1998, the Company recorded a restructuring charge of $86 million in connection with a global restructuring and rationalization plan to reduce costs and improve operating efficiencies. The principal actions of the plan involve the closure of manufacturing operations in Welland, Canada and Berlin, Germany, and the centralization and consolidation of administrative and financial functions. These actions, which will result in the elimination of approximately 430 administrative and manufacturing positions, are expected to be completed in 1999.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)   RESTRUCTURING PLAN -- (CONTINUED)

     The major components of the restructuring charge and the remaining accrual balance as of December 31, 1998 were as follows:

                                                                     BALANCE AT
                                  ORIGINAL       1998 ACTIVITY      DECEMBER 31,
                                CHARGE/ACCRUAL  CASH      NONCASH       1998

Severance and related costs         $   30     $    --    $    --     $   30
Write-off of property, plant
   and equipment                        28          --         28         --
Plant shut down and related             19          --          1         18
   costs
Postmonitoring and environmental         9          --         --          9
                                      ----       -----      -----       ----
                                    $   86     $    --    $    29     $   57
                                      ====       =====      =====       ====

(15)   MANAGEMENT COMPENSATION AND INCENTIVE PLANS

     In January 1995, the Company entered into three-year employment agreements with certain officers which automatically renew annually for additional one-year terms. The employment agreements provide the officers with the opportunity to receive bonuses based in part on the achievement of designated EBITDA targets. The Company recorded expenses applicable to these bonuses of $5 million in 1996 and $3 million in 1997. At December 31, 1998, only one officer was subject to such an agreement.

     In June 1998, the Company entered into a five-year employment agreement with its new president and chief executive officer.

     UCAR has adopted several stock option plans. The aggregate number of shares subject to the plans was 6,387,000 at December 31, 1997 and 9,500,000 at December 31, 1998. The plans permit options to be granted to employees, and in the case of one plan, since March 1998, also to non-employee directors.

     In January 1995, UCAR granted 12-year options to management to purchase 4,761,000 shares at an exercise price of $7.60 per share, of which options for 3,967,400 shares vested fully at the time of UCAR's initial public offering and the balance were performance options, one-half of which vest in each of 1998 and 1999 if EBITDA for those years is equal to or exceeds a target amount. In December 1997, UCAR's Board of Directors approved the accelerated vesting of the outstanding performance options associated with the 1998 performance targets and, accordingly, the Company recorded compensation expense of $12 million ($9 million after tax). In addition, because the Company has not met the probability criterion associated with achieving the 1999 performance targets, no compensation expense associated with those performance options has been recorded.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15)   MANAGEMENT COMPENSATION AND INCENTIVE PLANS -- (CONTINUED)

     In February 1997, UCAR granted fully vested 10-year options to management to purchase 155,000 shares at an exercise price of $37.59 per share.

     UCAR granted 10-year options to management to purchase shares throughout 1998, as follows:

o Options for 621,000 shares were granted to certain officers at exercise prices ranging from $29.22 to $34.36 per share. Options for 300,000 shares vest one year from the grant date, options for 221,000 shares vest two years from the grant date and the remaining options for 100,000 shares vest three years from the grant date.

o Options for 1,935,000 shares were issued to certain officers and management, at exercise prices ranging from $15.50 to $17.06 per share. Options for 17,000 shares were vested on the grant date and options for 628,000 shares vest one year from the grant date. The remaining options for 1,290,000 shares vest seven years from the grant date. Accelerated vesting occurs as the market price for the common stock equals or exceeds specified amounts.

     In September 1998, UCAR adopted a loan program under which management received approximately $3 million in 1998.

     In September 1998, UCAR adopted stock purchase programs under which management may purchase common stock at fair market value on the date of purchase. During 1998, 201,373 shares of common stock were sold to management.

     In February 1996, UCAR granted 10-year options to management to purchase 960,000 shares at an exercise price of $35.00 per share. In May 1996, UCAR granted additional 10-year options to management to purchase 4,000 shares at an exercise price of $40.44 per share. In February 1997, UCAR granted additional 10-year options to management to purchase 61,500 shares at an exercise price of $39.31 per share. The options granted vest eight years from the date of grant. Accelerated vesting occurs as the market price of the common stock equals or exceeds specified amounts. At December 31, 1997, 460,350 of such options were fully vested.

     The Company applies APB 25 in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its time vesting options. The compensation cost that has been charged against income for its performance vesting options was $12 million in 1997. If compensation cost for the Company's stock-based compensation plans was determined by the fair value method prescribed by SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced or increased to the pro forma amounts indicated below:

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15)   MANAGEMENT COMPENSATION AND INCENTIVE PLANS -- (CONTINUED)

                                                     FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                                 1996        1997       1998
                                                    (Dollars in millions,
                                                    except per share data)

      Net income (loss):
        As reported..........................  $  145     $  (160)   $   (37)
        Pro forma............................     142        (156)       (41)
      Diluted net income (loss) per share:
         As reported ........................    3.00       (3.49)     (0.83)
         Pro forma...........................    2.93       (3.39)     (0.91)

     A summary of the status of the Company's stock-based compensation plans as of December 31, 1996, 1997 and 1998, and changes during the years then ended is presented below:


                                         FOR THE YEAR ENDED DECEMBER 31,
                                  1996                1997               1998
                                  ----                ----               ----
                                     WEIGHTED-           WEIGHTED-          WEIGHTED-
                                     AVERAGE             AVERAGE            AVERAGE
                                     EXERCISE            EXERCISE           EXERCISE
                             SHARES   PRICE     SHARES    PRICE     SHARES   PRICE
                             ------   -----     ------    -----     ------   -----
                                              (Shares in thousands)

Time vesting options:
  Outstanding  at  beginning
    of year................   2,787  $  7.60     3,572     $15.01    3,324   $16.98
  Granted at market price..      --       --        --        --     1,884    17.06
  Granted at price exceeding
   market..................     964    35.02        62      39.31      621    32.37
  Granted  at  price   below
   market..................      --       --       155      37.59       51    15.50
  Exercised................    (176)    8.22      (432)      9.91      (10)    7.60
  Forfeited................      (3)   35.00       (33)     35.00     (44)    32.84
                              -----              -----              -----
   Outstanding   at  end  of
     year..................   3,572    15.01     3,324      16.98   5,826     18.48
                              =====              =====              =====

  Options   exercisable   at
   year end................   2,853     9.97     2,799      13.55   2,841     13.76

  Weighted-average fair
   value of options granted
   during year:
   At market...............               --               --                $ 8.53
   Exceeding market........             16.02               16.98             12.49
   Below market............               --                17.47              7.99


                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15)   MANAGEMENT COMPENSATION AND INCENTIVE PLANS -- (CONTINUED)


                                         FOR THE YEAR ENDED DECEMBER 31,
                                  1996                1997               1998
                                  ----                ----               ----
                                     WEIGHTED-           WEIGHTED-          WEIGHTED-
                                     AVERAGE             AVERAGE            AVERAGE
                                     EXERCISE            EXERCISE           EXERCISE
                             SHARES   PRICE     SHARES    PRICE     SHARES   PRICE
                             ------   -----     ------    -----     ------   -----
                                              (Shares in thousands)

Performance vesting options:
  Outstanding  at  beginning
   of year.................   1,984    $7.60     1,508    $  7.60   1,174    $ 7.60
  Granted..................      --       --        --        --       --       --
  Exercised................    (476)    7.60     (284)       7.60     (45)     7.60
  Forfeited................      --       --      (50)       7.60    (191)     7.60
                              -----             -----               -----
   Outstanding at end of
     year..................   1,508     7.60     1,174       7.60     938      7.60
                              =====             ======              =====

  Options exercisable at
   year end................     714     7.60       842       7.60      566     7.60


     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996, 1997 and 1998, respectively: dividend yield of 0.0% for all years; expected volatility of 30% in 1996 and 1997, and 35% in 1998; risk-free interest rates of 5.7% in 1996, 6.4% in 1997 and 4.9% in 1998; and expected lives of eight years in 1996 and seven years in 1997 and 1998.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                -------------------             -------------------
                                     WEIGHTED-
                                      AVERAGE     WEIGHTED-                WEIGHTED-
                                     REMAINING     AVERAGE                  AVERAGE
       RANGE OF          NUMBER     CONTRACTUAL    EXERCISE    NUMBER       EXERCISE
    EXERCISE PRICES    OUTSTANDING     LIFE         PRICES   EXERCISABLE     PRICES
    ---------------    -----------     ----         ------   -----------     ------
                                            (Shares in thousands)

 Time vesting options:
         $7.60           2,199         8 years     $   7.60      2,199       $   7.60
   $15.50 to $17.06      1,930         9 years        17.02         17          15.50
   $29.22 to $40.38      1,697         7 years        33.94        625          35.36
                         -----                                ---  ---
                         5,826         8 years        18.39      2,841          13.76
                         =====                                   =====
  Performance vesting
       options:
         $7.60             938         8 years         7.60        566           7.60
                        ======                                     ===


                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16)   CONTINGENCIES

     ANTITRUST INVESTIGATIONS

     On June 5, 1997, the Company was served with subpoenas to produce documents to a grand jury convened by the U.S. Department of Justice (the "DOJ") and a related search warrant in connection with a criminal investigation as to whether there has been any violation of U.S. federal antitrust laws by producers of graphite electrodes. Concurrently, the antitrust enforcement authorities of the European Union (the "EU authorities") visited offices of the Company's French subsidiary for purposes of gathering information in connection with an investigation as to whether there has been any violation of the antitrust law of the European Union by those producers. In October 1997, the Company was served with subpoenas by the DOJ to produce documents relating to, among other things, its carbon electrode and bulk graphite businesses.

     In December 1997, UCAR's Board of Directors appointed a special committee of outside directors to exercise the power and authority of UCAR's Board of Directors in connection with antitrust investigations and related lawsuits and claims. On March 13, 1998, the then Chairman of the Board, President and Chief Executive Officer and the then Senior Vice President and Chief Operating Officer retired and resigned from all positions with the Company.

     On April 7, 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares in the United States and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. On April 24, 1998, pursuant to the plea agreement, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The agreement was approved by the court and, as a result, under the plea agreement, the Company will not be subject to prosecution by the DOJ with respect to any other violations of the U.S. federal antitrust laws occurring prior to April 24, 1998. The payment due July 23, 1998 was timely made.

     In April 1998, the Company became aware that the Canadian Competition Bureau (the "Competition Bureau") had commenced a criminal investigation as to whether there has been any violation of Canadian antitrust laws by producers of graphite electrodes. On January 29, 1999, pursuant to a plea agreement with the Competition Bureau, the Company's Canadian subsidiary agreed to plead guilty to a one count charge of violating Canadian antitrust laws in connection with the sale of graphite electrodes and to pay a fine of Cdn.$11 million. Under the plea agreement, which is subject to court approval, the Company will not be subject to prosecution by the Competition Bureau with respect to any antitrust violations occurring prior to

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16)   CONTINGENCIES -- (CONTINUED)

the date of the plea agreement. The plea agreement will be submitted for court approval. Although the Company does not expect such an outcome, it is possible that the court could reject the plea agreement. In such event, it is possible that the Company could be required to either defend any charges which could be brought or enter into a less favorable plea agreement.

     The guilty plea and plea agreements have made it more difficult for the Company to defend against other investigations as well as civil lawsuits and claims.

     In June 1998, the Company became aware that the Japanese antitrust enforcement authorities had commenced an investigation as to whether there has been any violation of Japanese antitrust laws by producers and distributors of graphite electrodes. On January 14, 1999, the Company received a request from these authorities to explain, in writing, the purpose of various alleged meetings which took place between the Company and other producers of graphite electrodes during the period from 1992 to the present. The Company believes that, among other things, it has good defenses to any claim that it is subject to the jurisdiction of these authorities and does not intend to comply with this request. The independent distributor of the Company's products in Japan has been required to produce documents and witnesses to these authorities.

     The Company has been vigorously protecting, and intends to continue to vigorously protect, its interests in connection with the investigations described above. The Company may, however, at any time settle any possible unresolved charges. The Company is cooperating with the EU authorities in its investigation and with the DOJ and the Competition Bureau in their investigation of other producers of graphite electrodes. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties against the Company could be initiated by authorities in other jurisdictions.

     ANTITRUST LAWSUITS

     In 1997, UCAR and other producers of graphite electrodes were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint (the "antitrust class action lawsuit"). The plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. In August 1998, the court certified a class of plaintiffs consisting of all persons who purchased graphite electrodes in the United States (the "class") directly from the defendants during the period from July 1, 1992 through June 30, 1997 (the "class period").

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16)   CONTINGENCIES -- (CONTINUED)

     In 1998, UCAR and other producers of graphite electrodes were served with a complaint by 27 steelmakers in the United States commencing a separate civil antitrust lawsuit (the "opt-out lawsuit"). The plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged antitrust violations.

     In 1998, the Company, other producers of graphite electrodes, Union Carbide Corporation and Mitsubishi Corporation were served with a complaint by Nucor Corporation and an affiliate commencing a civil antitrust and fraudulent transfer lawsuit (the "Nucor lawsuit"). The plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and that Union Carbide Corporation and Mitsubishi Corporation violated applicable state fraudulent transfer laws and seek, among other things, an award of treble damages resulting from such alleged antitrust violations and an order to have payments made by UCAR to Union Carbide Corporation and Mitsubishi Corporation in connection with the Company's leveraged recapitalization in January 1995 declared to be fraudulent conveyances and returned to UCAR for purposes of enabling UCAR to satisfy any judgments resulting from such alleged antitrust violations.

     In 1998, the Company and other producers of graphite electrodes were served with a petition by Chaparral Steel Company commencing a separate civil antitrust lawsuit (the "Texas lawsuit"). The plaintiff alleges that the defendants violated Texas antitrust laws in connection with the sale of graphite electrodes and seeks, among other things, an award of treble damages resulting from such alleged violations.

     Certain other steelmakers in the United States and Canada have also served the Company and other producers of graphite electrodes with complaints commencing five separate civil antitrust lawsuits (four in the United States and one in Canada) in various courts (the "other lawsuits"). The plaintiffs allege that the defendants violated applicable antitrust laws (and applicable conspiracy laws, in the case of the lawsuit in Canada) in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages (in the case of lawsuits in the United States) or actual and punitive damages (in the case of the lawsuit in Canada) resulting from such alleged violations.

     In February 1999, the Company and other producers of graphite electrodes were served with a complaint by 23 steelmakers and related parties outside the United States commencing a separate civil antitrust lawsuit in the United States (the "foreign customer lawsuit"). The plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes sold or sourced from the United States and those sold and sourced outside the United States. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. The Company believes that, among other things, it has strong defenses against claims alleging that purchases of graphite electrodes outside the United States are actionable under U.S. federal antitrust laws.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16)   CONTINGENCIES -- (CONTINUED)

     Certain steelmakers in other countries who purchased graphite electrodes from the Company, and certain customers who purchased other products from the Company, have threatened to commence antitrust lawsuits against the Company in the United States and other jurisdictions.

     Through February 26, 1999, the Company has settled the antitrust class action lawsuit, the opt-out lawsuit, the Nucor lawsuit and all of the other lawsuits (in Canada as well as in the United States), certain of the threatened lawsuits and certain antitrust claims by certain other steelmakers who negotiated directly with the Company. The settlements cover virtually all of the actual and potential claims against the Company (but not other defendants) by steelmakers in the United States and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The only material exceptions are the Texas lawsuit, the foreign customer lawsuit and possible claims by customers in the United States and Canada whose aggregate purchases do not constitute a material portion of the Company's sales in those countries. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. Through December 31, 1998, all payments due, an aggregate of $145 million, have been timely made. As of December 31, 1998 and based on information known to the Company at February 26, 1999, the aggregate amount remaining due under these settlements is approximately $29 million, most of which is payable in 1999. Amounts due under the settlement of the antitrust class action may be increased if additional claims are filed by members of the class or if it is determined that steelmakers outside the United States who purchased graphite electrodes sourced within the United States are members of the class and such steelmakers file claims thereunder.

     The Texas lawsuit and the foreign customer lawsuit have not been settled and are still in their early stages. The Company has been vigorously defending, and intends to continue to vigorously defend, against the Texas lawsuit and the foreign customer lawsuit as well as all threatened lawsuits and possible claims, including those mentioned above. The Company may at any time, however, settle the Texas lawsuit and the foreign customer lawsuit as well as any threatened lawsuits and possible claims and is actively negotiating settlements with customers who are not parties to any lawsuit to settle certain of these claims.

     It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against the Company in the United States and other jurisdictions.

     The Company recorded a charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Actual liabilities and expenses could be materially higher than $340 million. To the extent that the Company's liabilities and expenses are reasonably estimable, at February 26, 1999, the Company believes that $340 million represents the best estimate of such

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16)   CONTINGENCIES -- (CONTINUED)

potential liabilities and expenses. The fines and settlements described above are within the amounts used by the Company to evaluate the $340 million charge.

     SHAREHOLDER DERIVATIVE LAWSUIT

     In March 1998, UCAR was served with a complaint commencing a shareholder derivative lawsuit. Certain former and current directors and officers are named as defendants. UCAR is named as a nominal defendant. The plaintiff alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by the Company and its employees with antitrust laws and that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws and seeks recovery for UCAR of damages to the Company resulting from these alleged breaches and sales. In May 1998, UCAR and the individual defendants filed a motion to dismiss the complaint on the grounds that plaintiff failed to make a demand upon UCAR's Board of Directors prior to commencing the lawsuit and to sufficiently allege that such a demand would have been futile. In response to the motion, plaintiff obtained court permission to file an amended complaint. The amended complaint was served in July 1998. In August 1998, UCAR and the individual defendants moved to dismiss the complaint on the same grounds. The motion has been fully briefed.

     This lawsuit is still in its early stages. This lawsuit is being pursued for recovery from the individual defendants on behalf of (and payable to) UCAR and any indemnification obligations which UCAR may have to the individual defendants would result from judgments or settlements in favor of UCAR. As a result, the Company believes that UCAR's ultimate exposure in this lawsuit is limited to defense costs and possibly reimbursement of certain plaintiff's attorneys' fees.

     SECURITIES CLASS ACTION LAWSUIT.

     In April and May 1998, UCAR was served with complaints commencing securities class actions. The complaints have been consolidated into a single complaint and a consolidated amended complaint was served in September 1998. The defendants named in the consolidated amended complaint are UCAR and certain former and current directors and officers . The proposed class consists of all persons (other than the defendants) who purchased common stock during the period from August 1995 through March 1998. The plaintiffs allege that, during such period, the defendants violated U.S. federal securities laws in connection with purchases and sales of common stock by making material misrepresentations and omissions regarding alleged violations of antitrust laws and seek, among other things, to recover damages resulting from such alleged violations. UCAR and each of the individual defendants has filed a motion to dismiss.

     This lawsuit is still in its early stages and no evaluation of liability or exposure related to this lawsuit can yet be made. As mentioned above, the guilty plea and plea agreements have made it more difficult for UCAR to defend against claims asserted against it.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(17)   EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, adopted in 1997, using the following share data:

                                               1996         1997         1998
                                               ----         ----         ----

    Weighted-average common shares
      outstanding for basic calculation     46,273,820  45,963,407   44,971,598
    Add:  Effect of stock options......      2,195,365         --           --
                                            -----------  ---------    ---------
    Weighted-average common shares
      outstanding, adjusted for diluted
      calculation......................     48,469,185  45,963,407   44,971,598
                                            ==========  ==========   ==========

     No outstanding options were considered in the 1997 and 1998 calculation of weighted-average common shares outstanding for the diluted calculation as they are all antidilutive due to net losses in the respective periods. The calculation of weighted-average common shares outstanding excludes the consideration of performance options for 794,000 shares in 1996 because the exercise of these options would not have been dilutive for 1996.

(18)   STOCKHOLDER RIGHTS PLAN

     Effective August 7, 1998, UCAR adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, one preferred stock purchase right (a "Right") was distributed as a dividend on each outstanding share of common stock. Each share of common stock issued after the distribution is accompanied by a Right.

     When a Right becomes exercisable, it entitles the holder to buy one one-thousandth of a share of a new series of preferred stock for $110. The Rights are subject to adjustment upon the occurrence of certain dilutive events. The Rights will become exercisable only when a person or group becomes the beneficial owner of 15% or more of the outstanding shares of common stock or 10 days after a person or group announces a tender offer to acquire beneficial ownership of 15% or more of the outstanding shares of common stock. No certificates representing the Rights will be issued unless the Rights become exercisable.

     Under certain circumstances, holders of Rights, except a person or group described above and certain related parties, will be entitled to purchase shares of common stock at 50% of the price at which the common stock traded prior to the acquisition or announcement. In addition, if UCAR is acquired after the Rights become exercisable, the Rights will entitle those holders to buy the acquiring company's shares at a similar discount.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(18)   STOCKHOLDER RIGHTS PLAN -- (CONTINUED)

     UCAR is entitled to redeem the Rights for one cent per Right under certain circumstances. If not redeemed, the Rights will expire on August 7, 2008. For stockholders who owned more than 15% of the outstanding shares of common stock on August 7, 1998, the thresholds described above are 22.5% (and not 15%) of the outstanding shares of common stock.

     The preferred stock issuable upon exercise of Rights consists of Series A Junior Participating Preferred Stock, par value $.01 per share, of UCAR. In general, each share of that preferred stock will be entitled to a minimum preferential quarterly dividend declared on the common stock, will be entitled to a liquidation preference of $110,000 and will have 1,000 votes, voting together with the common stock.

(19)   IMPAIRMENT LOSS

     During August 1998, the Russian economic and business climate experienced significant adverse change. This change, when considered in conjunction with the current and historical operating and cash flow losses of the Company's manufacturing operations in Vyazma, Russia, indicated the need for assessing the recoverability of the long-lived and intangible assets of these operations. The Company estimated future undiscounted flows expected to result from the use of these assets and concluded they were less than the carrying amount of these assets. Accordingly, the Company recorded an impairment loss of $60 million ($58 million after tax) for the unrecoverable portion of these assets, effectively writing down the carrying value of these assets to their fair value of $2 million. The impairment loss affected the graphite electrode business segment and consisted of $55 million of long-lived assets and $5 million of goodwill. Fair value was calculated on the basis of discounted estimated future cash flow. Estimates of the discounted future cash flows are subject to significant uncertainties and assumptions. Accordingly, actual results could vary significantly from such estimates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEMS 10 TO 13 (INCLUSIVE).

     The information required by Items 10, 11, 12 and 13 will appear in the UCAR International Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1999, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth information with respect to our current executive officers and directors.

           NAME             AGE*                  POSITION

EXECUTIVE OFFICERS

Robert D. Kennedy..........   66  Chairman of the Board
Gilbert E. Playford........   51  President, Chief Executive Officer and
                                    Director
Corrado F. De Gasperis.....   33  Controller
Peter B. Mancino...........   56  Vice President, General Counsel and Secretary
Craig S. Shular............   45  Vice President and Chief Financial Officer

DIRECTORS

R. Eugene Cartledge........   69  Director
Alec Flamm.................   72  Director
John R. Hall...............   66  Director
Thomas Marshall............   70  Director
Michael C. Nahl............   56  Director

KEY EMPLOYEES

Petrus J. Barnard..........   49  Director, Electrodes of the Americas
Luiz R. Beling.............   48  Director, International Specialties Business
W. David Cate..............   52  Director, Pipeline Management
Hermanus L. Pretorius......   48  Director, Electrodes of Europe and South
                                    Africa
------------------------
*  As of March 1, 1999

     EXECUTIVE OFFICERS

     ROBERT D. KENNEDY became a director in June 1990. He was elected Chairman of the Board in March 1998 and served as Chief Executive Officer from March 1998 to June 1998. Mr. Kennedy joined Union Carbide in 1955 and held various marketing and management positions in the United States and Europe. He was a Senior Vice President of Union Carbide from 1981 to 1985. In 1985, Mr. Kennedy was elected a director and President of Union Carbide. In 1986, he was elected Chief Executive Officer and Chairman of the Board of Union Carbide. Mr. Kennedy retired as Chief Executive Officer and President of Union Carbide in April 1995 and as Chairman of the Board (but not as a director) of Union Carbide in December 1995. Mr. Kennedy is also a director of Union Camp Corporation, Sun Company, Inc., K-Mart Corp., LionOre Mining International Ltd. and General Signal Corp. Mr. Kennedy is a member of the Nominating Committee of UCAR's Board of Directors.

     GILBERT E. PLAYFORD became President and Chief Executive Officer in June 1998. From 1996 until June 1998, Mr. Playford was President, Chief Executive Officer and a director of LionOre Mining International Ltd. Mr. Playford served in various positions, including most recently Vice President, Treasurer and Principal Financial Officer, of Union Carbide from 1972 until 1996. He is a director of LionOre Mining International Ltd.

     CORRADO F. DE GASPERIS became Controller in June 1998. From 1987 through June 1998, he was with KPMG LLP, who had announced his admittance into their partnership as a partner. Prior to this announcement, he served as a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice.

     PETER B. MANCINO joined the Law Department of Union Carbide in 1975 and became Division Counsel of the Industrial Gases and Carbon Products Divisions in 1980. In 1989, he became General Counsel of the UCAR Group. Mr. Mancino has been a Vice President and the Secretary since 1991.

     CRAIG S. SHULAR became a Vice President and Chief Financial Officer in January 1999. From 1976 through 1998, he held various finance and auditing positions in various divisions of Union Carbide, including the Carbon Products Division from 1976 to 1979.

     DIRECTORS

     R. EUGENE CARTLEDGE became a director in February 1996. From 1986 until his retirement in 1994, he was the Chairman of the Board and Chief Executive Officer of Union Camp Corporation. Mr. Cartledge retired as Chairman of the Board of Savannah Foods & Industries Inc. in December 1997. He is a director of Union Camp Corporation, Chase Brass Industries, Inc., Sun Company, Inc., Delta Air Lines, Inc. and Blount, Inc. Mr. Cartledge is a member of the Organization, Compensation and Pension Committee of UCAR's Board of Directors.

     ALEC FLAMM became a director in April 1998. From January 1982 to August 1985, Mr. Flamm served as President and Chief Operating Officer of Union

Carbide. Mr. Flamm joined Union Carbide in 1949 and held various marketing and management positions. He retired as a Vice Chairman and a director of Union Carbide in March 1986. Mr. Flamm served Union Carbide as Vice Chairman from August 1985 and as a director from 1981. Mr. Flamm is Chairman of the Audit Committee and the Nominating Committee of UCAR's Board of Directors.

     JOHN R. HALL became a director in November 1995. Since July 1997, he has been the non-employee Chairman of Arch Coal, Inc. He retired as Chairman effective January 31, 1997 and as Chief Executive Officer effective October 1, 1996 of Ashland Inc., which positions he had held since 1981. Mr. Hall served in various engineering and managerial capacities at Ashland Inc. since 1957. Mr. Hall is a director of Banc One Corporation, Canada Life Assurance Company, CSX Corporation, Humana Inc., Reynolds Metals Company, Arch Coal Inc., and USEC Inc. Mr. Hall is Chairman of the Organization, Compensation and Pension Committee of UCAR's Board of Directors.

     THOMAS MARSHALL became a director in June 1998. He retired in 1995 as Chairman of the Board and Chief Executive Officer of Aristech Chemical Corporation, a spinoff of USX Corp., which positions he had held since 1986. Mr. Marshall had previously served in various positions, including Executive Vice President and Chief Operating Officer - Manufacturing, Fabricating and Chemicals, for the former U.S. Steel Corp. Mr. Marshall is a member of the Audit Committee and the Organization, Compensation and Pension Committee of UCAR's Board of Directors.

     MICHAEL C. NAHL became a director in January 1999. He is Senior Vice President and Chief Financial Officer of Albany International Corp. He joined Albany International Corp. as a Corporate Group Vice president and was appointed to his present position in 1983. He is a member of the Chase Regional Advisory Board. Mr. Nahl is a member of the Audit Committee and Nominating Committee of UCAR's Board of Directors.

     KEY EMPLOYEES

     PETRUS J. BARNARD joined our South African subsidiary in 1972. Since then, he has held various management positions in our South African subsidiary and in the Carbon Products Division of Union Carbide in the United States. He became Director of Operations for Europe and South Africa in 1994, General Manager of the Graphite Electrode Business for Europe and South Africa in 1995, and has been Vice President, Electrodes for the Americas in 1997 and Director, Electrodes for the Americas in 1998.

     LUIZ R. BELING joined our Brazilian subsidiary in 1975. He held various sales and management positions in our Brazilian subsidiary, including President and Managing Director, until August 1997. He became General Manager, Specialties Business Worldwide, in 1997 and Director, International Specialties Business, in 1998.

     W. DAVID CATE joined Union Carbide in 1969 and held various manufacturing and management positions in the Carbon Products Division. He became General Manager for Graphite Specialties and Flexible Graphite in 1991, General Manager for North America in 1994, Vice President, Electrodes for Europe and South Africa, in 1997 and Director, Pipeline Management, in 1998.

     HERMANUS L. PRETORIUS joined our South African subsidiary in 1977. Since then, he has held various management positions in our South African subsidiary and our Swiss subsidiary. He became Director, Electrodes of Europe and South Africa, in 1998.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

          See Index to Consolidated Financial Statements at page 66 of this Report.

      (2) Financial Statement Schedules

          None.

   (b)    Reports on Form 8-K

          No Reports on Form 8-K were filed during the year for which this Report is filed.

   (c)    Exhibits

          The exhibits listed in the following table have been filed as part of this Report.

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBIT

2.1(1)     -   Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 among Union Carbide Corporation,
               Mitsubishi Corporation, UCAR International Inc. and UCAR
               International Acquisition Inc. and Guaranty made by Blackstone
               Capital Partners II Merchant Banking Fund L.P. and Blackstone
               Offshore Capital Partners II L.P.
2.2(2)     -   Amended and Restated Stockholders' Agreement dated as of
               February 29, 1996
2.3        -   [omitted]
2.4(3)     -   Form of Management Pledge and Security Agreement, together with form of Promissory Note
2.5(2)     -   Amendment, Waiver and Release in connection with such
               Management Common Stock Subscription Agreements, Management
               Pledge and Security Agreements and Promissory Notes
2.6(1)     -   Indemnification Agreement dated as of January 26, 1995 among
               Mitsubishi Corporation, Union Carbide Corporation and UCAR
               International Inc.
2.7*       -   Form of  Letters  dated  April  16,  1996 and  April  28,  1997
               Amending Repayment and Collateral Terms for Investor Notes
2.8        -   [omitted]
2.9        -   [omitted]
2.10       -   [omitted]
2.11       -   [omitted]
2.12       -   [omitted]
2.13       -   [omitted]

2.14       -   [omitted]
2.15(1)    -   Exchange Agreement dated as of December 15, 1993 by and among
               Union Carbide Corporation, Union Carbide Chemicals and
               Plastics Company Inc., Mitsubishi Corporation and UCAR
               International Inc.
2.16(1)    -   Stock Purchase and Sale Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide Corporation and
               UCAR Carbon Company Inc.
2.17(1)    -   Letter Agreement dated January 26, 1995 with respect to
               termination of the Stockholders' Agreement dated as of
               November 9, 1990 among Mitsubishi Corporation, Union Carbide
               Corporation and UCAR Carbon Company Inc.
2.18(1)    -   Settlement Agreement dated as of November 30, 1993 among
               Mitsubishi Corporation, Union Carbide Corporation and UCAR
               Carbon Company Inc.
2.19(1)    -   Transfer  Agreement dated January 1, 1989 between Union Carbide
               Corporation and UCAR Carbon Company Inc.
2.20(1)    -   Amendment No. 1 to such Transfer Agreement dated December 31,
               1989
2.21(1)    -   Amendment No. 2 to such Transfer Agreement dated July 2, 1990.
2.22(1)    -   Amendment No. 3 to such Transfer Agreement dated as of
               February 25, 1991
2.23(1)    -   Amended and Restated Realignment Indemnification Agreement
               dated as of June 4, 1992 among Union Carbide Corporation,
               Union Carbide Chemicals and Plastics Company Inc., Union
               Carbide Industrial Gases Inc., UCAR Carbon Company Inc. and
               Union Carbide Coatings Service Corporation
2.24(1)    -   Environmental Management Services and Liabilities Allocation
               Agreement dated as of January 1, 1990 among Union Carbide
               Corporation, Union Carbide Chemicals and Plastics Company
               Inc., UCAR Carbon Company Inc., Union Carbide Industrial Gases
               Inc. and Union Carbide Coatings Service Corporation
2.25(1)    -   Amendment No. 1 to such Environmental  Management  Services and
               Liabilities Allocation Agreement dated as of June 4, 1992
2.26       -   [omitted]
2.27       -   [omitted]
2.28(4)    -   Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide Corporation and UCAR Carbon Technology
               Corporation
2.29(1)    -   Employee Benefit Services and Liabilities Agreement dated
               January 1, 1990 between Union Carbide Corporation and UCAR
               Carbon Company Inc.
2.30(1)    -   Amendment to such  Employee  Benefit  Services and  Liabilities
               Agreement dated January 15, 1991
2.31       -   Supplemental  Agreement to such Employee  Benefit  Services and
               Liabilities Agreement dated February 25, 1991
2.32(1)    -   Letter Agreement dated December 31, 1990 among Union Carbide
               Chemicals and Plastics Company Inc., UCAR Carbon Company Inc.,
               Union Carbide Grafito, Inc. and Union Carbide Corporation
2.33(8)    -   Stock Repurchase Agreement among UCAR International, Inc.,
               Blackstone Capital Partners II Merchant Banking Fund L.P.,
               Blackstone Offshore Capital Partners II L.P., Blackstone
               Family Investment Partnership II L.P. and Chase Equity
               Associates, L.P.

2.34(9)    -   Share Sale Agreement between Samancor Limited and UCAR Carbon
               Company Inc. dated April 21, 1997.
3.1(3)     -   Amended and Restated Certificate of Incorporation of UCAR
               International Inc.
3.1(a)*    -   Certificate of Designations of Series A Junior Participating
               Preferred Stock
3.2(3)     -   Amended and Restated By-Laws of UCAR International Inc.
3.2(a)*    -   Amendment to By-Laws
4.1(1)     -   Indenture dated as of January 15, 1995 among UCAR
               International Inc., UCAR Global Enterprises Inc. and the
               United States Trust Company of New York, as Trustee
4.2(12)    -   First Supplemental Indenture dated as of November 12, 1998 among UCAR International Inc., UCAR Global Enterprises Inc.
               and United States Trust Company of New York, as Trustee
4.3*       -   Rights Agreement dated as of August 7, 1998 between UCAR
               International Inc. and The Bank of New York, as Rights Agent
10.1*      -   Credit Agreement dated as of October 19, 1995 among UCAR
               International Inc., UCAR Global Enterprises Inc., the other
               Credit Parties named therein, the Lenders named therein, the
               Fronting Banks named therein and The Chase Manhattan Bank, as
               Administrative Agent and Collateral Agent, amended and
               restated as of March 19, 1997 and November 10, 1998
10.1(a)*   -   Credit Agreement dated as of November 10, 1998 among UCAR
               International Inc., UCAR Global Enterprises Inc., UCAR S.A.,
               the Lenders (as defined therein), The Chase Manhattan Bank, as
               Administrative Agent and Collateral Agent, Credit Suisse First
               Boston, as Syndication Agent, and Morgan Guaranty Trust
               Company of New York, as Syndication Agent
10.2*      -   Parent Guarantee Agreement dated as of October 19, 1995 made by UCAR International Inc. and UCAR Global Enterprises Inc. in
               favor of Chemical Bank as Collateral Agent for the Secured
               Parties named therein, amended as of November 10, 1998
10.3*      -   Subsidiary Guarantee Agreement dated as of October 19, 1995 executed and delivered by each U.S. Subsidiary of UCAR Global
               Enterprises Inc. in favor of Chemical Bank as Collateral Agent for the Secured Parties named therein, amended as of November
               10, 1998
10.4*      -   Indemnity, Subrogation and Contribution Agreement dated as of
               October 19, 1995 among UCAR Global Enterprises Inc., the U.S.
               Subsidiaries of UCAR Global Enterprises Inc. and Chemical Bank
               as Collateral Agent for the Secured Parties named therein, amended as of November 10, 1998
10.5*      -   Pledge Agreement dated October 19, 1995 among UCAR
               International Inc., UCAR Global Enterprises Inc., certain U.S.
               Subsidiaries of UCAR Global Enterprises Inc. and Chemical Bank
               as Collateral Agent for the Secured Parties named therein, amended as of November 10, 1998
10.6*      -   Intellectual Property Security Agreement dated as of April 22,
               1998, amended and restated as of November 10, 1998, among UCAR
               International Inc., UCAR Global Enterprises Inc. and the U.S.
               Subsidiaries of UCAR Global Enterprises Inc. in favor of The
               Chase Manhattan Bank, as Collateral Agent

10.7*      -   Security Agreement dated as of October 19, 1995 among UCAR
               International Inc., UCAR Global Enterprises Inc., the U.S.
               Subsidiaries of UCAR Global Enterprises Inc. and Chemical Bank
               as Collateral Agent for the Secured Parties named therein, amended as of November 10, 1998
10.8*      -   35% Pledge Agreement dated as of November 10, 1998 among UCAR
               Global Enterprises Inc., UCAR Carbon Company Inc., UCAR
               Holdings Inc., UCAR Holdings II Inc., UCAR Holdings III Inc.
               and UCAR International Inc. in favor of The Chase Manhattan
               Bank, as Collateral Agent
10.9(5)    -   Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Holdings S.r.l. and Chemical Bank, Milan Branch,
               as Administrative Agent
10.9(a)*   -   Amendment dated as of November 10, 1998 to Local Facility
               Credit Agreement dated as of October 19, 1995 between UCAR
               Holdings S.r.l. and Chemical Bank, Milan Branch, as
               Administrative Agent
10.10(5)   -   Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Electrodos S.L. and Chemical Bank, Madrid Branch,
               as Administrative Agent
10.10(a)*  -   Amendment dated as of November 10, 1998 to Local Facility
               Credit Agreement dated as of October 19, 1995 between UCAR
               Electrodos S.L. and Chemical Bank, Madrid Branch, as
               Administrative Agent
10.11(5)   -   Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Holdings S.A. and Chemical Bank, Paris Branch, as
               Administrative Agent
10.11(a)*  -   Amendment dated as of November 10, 1998 to Local Facility
               Credit Agreement dated as of October 19, 1995 between UCAR
               Holdings S.A. and Chemical Bank, Paris Branch, as
               Administrative Agent
10.12(5)   -   Local Facility Credit Agreement dated as of October 19, 1995 between UCAR Inc. and Chemical Bank of Canada, as
               Administrative Agent
10.12(a)*  -   Amendment dated as of November 10, 1998 to Local Facility
               Credit Agreement dated as of October 19, 1995 between UCAR
               Inc. and Chemical Bank of Canada, as Administrative Agent
10.13(1)   -   Tax Sharing Agreement made as of January 26, 1995 among UCAR
               International Inc. and certain of its subsidiaries
10.14      -   [omitted]
10.15      -   [omitted]
10.16(l)   -   Employment Agreement dated as of January 26, 1995 between UCAR
               International Inc. and Robert P. Krass
10.17(1)   -   Employment Agreement dated as of January 26, 1995 between UCAR
               International Inc. and Robert J. Hart
10.18(1)   -   Employment Agreement dated as of January 26, 1995 between UCAR
               International Inc. and Peter B. Mancino
10.19(1)   -   Employment Agreement dated as of January 26, 1995 between UCAR
               International Inc. and William P. Wiemels
10.20(1)   -   Employment Agreement dated as of January 26, 1995 between UCAR
               International Inc. and Fred C. Wolf
10.21(1)   -   Form of Non-Qualified Stock Option Agreement (Original Version)
10.22*     -   UCAR International Inc. Management Stock Option Plan as
               amended and restated through September 29, 1998

10.22(a)*      UCAR International Inc. Management Stock Option Plan effective as of September 29, 1998 (Senior Management  Version)
10.23(12)  -   Employment Agreement dated as of June 22, 1998 between UCAR
               International Inc. and Gilbert E. Playford
10.24*     -   Form of Non-Qualified Stock Option Agreement (Standard Option
               Version and Directors Version)
10.25(1)   -   UCAR International Inc. Bonus II Plan effective as of January
               26, 1995
10.25(a)(6)-   First Amendment to such Bonus II Plan dated May 7, 1996
10.26(5)   -   UCAR International Inc. Compensation Deferral Program amended and restated effective November 6, 1995
10.27(1)   -   First Amendment to such Compensation Deferral Program effective as of January 1, 1995
10.28(2)   -   Second  Amendment  to  such   Compensation   Deferral  Program
               effective as of March 15, 1996
10.29(6)   -   Third Amendment to such Compensation Deferral Program effective as of January 1, 1996
10.30(10)  -   Fourth Amendment to such  Compensation  Deferral Plan effective as of January 1, 1997
10.31(6)   -   Amended and Restated UCAR International Inc. Officers'
               Incentive Plan dated May 7, 1996
10.32      -   [omitted]
10.33*     -   UCAR International Inc. Executive Employee Stock Purchase
               Program (Senior Management Version)
10.34*     -   UCAR International Inc. Executive Employee Loan Program
10.35      -   [omitted]
10.36*     -   UCAR Carbon Company Inc. Equalization Benefit Plan amended and restated as of January 1, 1997
10.37*     -   Amendment to Equalization Benefit Plan
10.38*     -   UCAR Carbon Company Inc. Supplemental Retirement Income Plan
               amended and restated as of January 1, 1997
10.39*     -   UCAR Carbon Company Inc. Enhanced Retirement Income Plan
               effective as of January 1, 1997
10.40*     -   Form of Severance Compensation Agreement (U.S. Version and
               International Version)
10.41(3)   -   UCAR International Inc. Benefits Protection Trust effective as of July 27, 1995
10.41(a)(10) - First Amendment to such Benefits Protection Trust effective as of July 27, 1995
10.42(7)   -   Second Amendment to such Benefits Protection Trust effective as of January 1, 1996
10.42(a)(14) - Third Amendment to such Benefits Protection Trust effective as of January 1, 1997
10.43(3)   -   UCAR International Inc. 1995 Equity Incentive Plan effective as of August 15, 1995
10.43(a)(6)-   First Amendment to such Equity Incentive Plan dated July 29,
               1996

10.44(3)   -   UCAR International Inc. 1995 Directors Stock Plan effective as of August 15, 1995
10.45(5)   -   First Amendment to such Directors Stock Plan effective
               September 1, 1995
10.45(a)(6)-   Second Amendment to such Directors Stock Plan dated July 29,
               1996
10.45(b)(14) - Third Amendment to such Directors Stock Plan effective
               September 8, 1997
10.45(c)(14) - Fourth Amendment to such Directors Stock Plan effective
               April 8, 1997
10.46(5)   -   UCAR International Inc. 1996 Mid-Management Equity Incentive
               Plan effective as of February 6, 1996
10.47(6)   -   Amendment to such Mid-Management Equity Incentive Plan dated
               July 29, 1996
10.48      -   [omitted]
10.49(13)  -   Plea Agreement between the United States of America and UCAR
               International Inc. executed April 7, 1998
18.1*      -   Letter re: change in accounting principle
21.1*      -   List of subsidiaries of UCAR International Inc.
23.1*      -   Consent of KPMG LLP
24.1*      -   Powers of Attorney  (included on signature pages)
27.1*      -   Financial Data Schedule for fiscal 1998 (for Commission use only)
27.2*      -   Restated Financial Data Schedule for fiscal 1997 and 1996 (for
               SEC use only)

---------------

*   Filed herewith.

(1) Incorporated by reference to the Registration Statement of UCAR International Inc. and UCAR Global Enterprises Inc. on Form S-1 (File No. 33-84850).
(2) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1995.
(3) Incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 33-94698).
(4) Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996.
(5) Incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 333-1090).
(6) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 1996.
(7) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 1996.
(8) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 1997.
(9) Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended September 30, 1997.
(10)Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1996.
(11)Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 1997.

(12)Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 1998.
(13)Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 1998.
(14)Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1997.

                                  SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     UCAR INTERNATIONAL INC.

March 26, 1999                       By:    /S/ CORRADO F. DE GASPERIS
                                          ------------------------------
                                         Corrado F. De Gasperis
                                         Title: CONTROLLER (PRINCIPAL
                                              ACCOUNTING OFFICER)

     Know All Men By These Presents, that each individual whose signature appears below hereby constitutes and appoints Gilbert E. Playford, Craig S. Shular, Peter B. Mancino, Corrado F. De Gasperis and Karen G. Narwold, and each of them individually, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this report,
(iii) act on, sign and file any and all such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURES                    TITLE                      DATE

   /S/ GILBERT E. PLAYFORD     President, Chief                March 26, 1999
----------------------------   Executive Officer and
   Gilbert E. Playford         Director (Principal
                               Executive Officer)

     /S/ CRAIG S. SHULAR       Vice President and Chief        March 26, 1999
----------------------------   Financial Officer
      Craig S. Shular          (Principal Financial
                               Officer)

/S/ CORRADO F. DE GASPERIS     Controller (Principal           March 26, 1999
----------------------------   Accounting Officer)
   Corrado F. De Gasperis


    /S/ ROBERT D. KENNEDY      Chairman of the Board           March 26, 1999
----------------------------
    Robert D. Kennedy

    /S/ R. EUGENE CARTLEDGE    Director                        March 26, 1999
----------------------------
    R. Eugene Cartledge

         /S/ ALEC FLAMM        Director                        March 26, 1999
----------------------------
        Alec Flamm

        /S/ JOHN R. HALL       Director                        March 26, 1999
----------------------------
       John R. Hall


     /S/ THOMAS MARSHALL       Director                        March 26, 1999
----------------------------
      Thomas Marshall

     /S/ MICHAEL C. NAHL       Director                        March 26, 1999
----------------------------
      Michael C. Nahl

                                EXHIBIT INDEX


Exhibit
NUMBER
                  DESCRIPTION                                          PAGE NO.
2.7*          -   Form of Letters dated April 16, 1996 and April
                  28, 1997 Amending Repayment and Collateral
                  Terms of Investor Notes
3.1(a)*       -   Certificate of Designations of Series A Junior
                  Participating Preferred Stock
3.2(a)*       -   Amendment to By-Laws
4.3*          -   Rights Agreement dated as of August 7, 1998
                  between UCAR International Inc. and The Bank of
                  New York, as Rights Agent
10.1*         -   Credit Agreement dated as of October 19, 1995
                  among UCAR International Inc., UCAR Global
                  Enterprises Inc., the other Credit Parties
                  named therein, the Lenders named therein, the
                  Fronting Banks named therein and The Chase
                  Manhattan Bank, as Administrative Agent and
                  Collateral Agent, amended and restated as of
                  March 19, 1997 and November 10, 1998
10.1(a)*      -   Credit Agreement dated as of November 10, 1998
                  among UCAR International Inc., UCAR Global
                  Enterprises Inc., UCAR S.A., the Lenders (as
                  defined therein), The Chase Manhattan Bank, as
                  Administrative Agent and Collateral Agent,
                  Credit Suisse First Boston, as Syndication
                  Agent, and Morgan Guaranty Trust Company of New
                  York, as Syndication Agent
10.2*         -   Parent Guarantee Agreement dated as of October
                  19, 1995 made by UCAR International Inc. and
                  UCAR Global Enterprises Inc. in favor of
                  Chemical Bank as Collateral Agent for the
                  Secured Parties named therein, amended as of
                  November 10, 1998
10.3*         -   Subsidiary Guarantee Agreement dated as of
                  October 19, 1995 executed and delivered by each
                  U.S. Subsidiary of UCAR Global Enterprises Inc.
                  in favor of Chemical Bank as Collateral Agent
                  for the Secured Parties named therein, amended
                  as of November 10, 1998
10.4*         -   Indemnity, Subrogation and Contribution
                  Agreement dated as of October 19, 1995 among UCAR Global Enterprises Inc., the U.S.
                  Subsidiaries of UCAR Global Enterprises Inc.
                  and Chemical Bank as Collateral Agent for the Secured Parties named therein, amended as of November 10, 1998

10.5*         -   Pledge Agreement dated October 19, 1995 among
                  UCAR International Inc., UCAR Global
                  Enterprises Inc., certain U.S. Subsidiaries of
                  UCAR Global Enterprises Inc. and Chemical Bank
                  as Collateral Agent for the Secured Parties
                  named therein, amended as of November 10, 1998
10.6*         -   Intellectual Property Security Agreement dated
                  as of April 22, 1998, amended and restated as
                  of November 10, 1998, among UCAR International
                  Inc., UCAR Global Enterprises Inc. and the U.S.
                  Subsidiaries of UCAR Global Enterprises Inc. in
                  favor of The Chase Manhattan Bank, as
                  Collateral Agent
10.7*         -   Security Agreement dated as of October 19, 1995
                  among UCAR International Inc., UCAR Global
                  Enterprises Inc., the U.S. Subsidiaries of UCAR
                  Global Enterprises Inc. and Chemical Bank as
                  Collateral Agent for the Secured Parties named
                  therein, amended as of November 10, 1998
10.8*         -   35% Pledge Agreement dated as of November 10,
                  1998 among UCAR Global Enterprises Inc., UCAR
                  Carbon Company Inc., UCAR Holdings Inc., UCAR
                  Holdings II Inc., UCAR Holdings III Inc. and
                  UCAR International Inc. in favor of The Chase
                  Manhattan Bank, as Collateral Agent
10.9(a)*      -   Amendment dated as of November 10, 1998 to
                  Local Facility Credit Agreement dated as of
                  October 19, 1995 between UCAR Holdings S.r.l.
                  and Chemical Bank, Milan Branch, as
                  Administrative Agent
10.10(a)*     -   Amendment dated as of November 10, 1998 to
                  Local Facility Credit Agreement dated as of
                  October 19, 1995 between UCAR Electrodos S.L.
                  and Chemical Bank, Madrid Branch, as
                  Administrative Agent
10.11(a)*     -   Amendment dated as of November 10, 1998 to
                  Local Facility Credit Agreement dated as of
                  October 19, 1995 between UCAR Holdings S.A. and
                  Chemical Bank, Paris Branch, as Administrative
                  Agent
10.12(a)*     -   Amendment dated as of November 10, 1998 to
                  Local Facility Credit Agreement dated as of
                  October 19, 1995 between UCAR Inc. and Chemical
                  Bank of Canada, as Administrative Agent

10.22*        -   UCAR International Inc. Management Stock Option
                  Plan amended and restated through September 29,
                  1998
10.22(a)*     -   UCAR International Inc. Management Stock Option
                  Plan effective as of September 29, 1998 (Senior
                  Management Version)
10.24*        -   Form of Non-Qualified Stock Option Agreement
                  (Standard Option Version and Directors Version)
10.33*        -   UCAR International Inc. Executive Employee
                  Stock Purchase Program (Senior Management
                  Version)
10.34*        -   UCAR International Inc. Executive Employee Loan
                  Program
10.36*        -   UCAR Carbon Company Inc. Equalization Benefit
                  Plan amended and restated as of January 1, 1997
10.37*        -   Amendment to Equalization Benefit Plan
10.38*        -   UCAR Carbon Company Inc. Supplemental
                  Retirement Income Plan amended and restated as
                  of January 1, 1997
10.39*        -   UCAR Carbon Company Inc. Enhanced Retirement
                  Income Plan amended and restated as of January
                  1, 1997
10.40*        -   Form of Severance Compensation Agreement (U.S.
                  Version and International Version)
18.1*         -   Letter re:  change in accounting principle
21.1*         -   List of subsidiaries of UCAR International Inc.
23.1*         -   Consent of KPMG LLP
24.1*         -   Powers of Attorney (included on signature pages)
27.1*         -   Financial Data Schedule for fiscal 1998 (for
                  Commission use only)
27.2*         -   Restated Financial Data Schedule for fiscal
                  1997 and 1996 (for Commission use only)
---------------

*   Filed herewith.