Form 10-Q
period 1999-03-31
UCAR INTERNATIONAL INC
filed 1999-05-14
CIK 931148

================================================================================

                                  FORM 10-Q
                               ---------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ---------------

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

[   ] TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
      SECURITIES   EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM
      .................... TO ....................

                               ---------------

                      COMMISSION FILE NUMBER: (1-13888)
                               ---------------

                           UCAR INTERNATIONAL INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                              06-1385548
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

                               ---------------

          3102 WEST END AVENUE
               SUITE 1100                                37203
          NASHVILLE, TENNESSEE                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 760-8227
                               ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]

As of March 31, 1999, 45,082,530 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                              TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:

      Consolidated Balance Sheets as of December 31, 1998
        and March 31, 1999...........................................   Page 3

      Consolidated Statements of Operations for the Three Months
        ended March 31, 1998 and 1999................................   Page 4

      Consolidated Statements of Cash Flows for the Three Months
        ended March 31, 1998 and 1999................................   Page 5

      Consolidated Statement of Stockholders' Equity (Deficit) for
        the Three Months ended March 31, 1999........................   Page 6

      Notes to Consolidated Financial Statements.....................   Page 7

   INTRODUCTION TO PART I, ITEMS 2 AND 3, AND PART II, ITEM 1........   Page 18

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.......................   Page 21

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISKS.....................................................   Page 30


PART II. OTHER INFORMATION:

   ITEM 1. LEGAL PROCEEDINGS.........................................    Page 32

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................    Page 39


SIGNATURE............................................................    Page 40


INDEX TO EXHIBITS....................................................   Page E-1

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                          DECEMBER 31,  MARCH 31,
                        ASSETS                                1998        1999
                                                              ----        ----
CURRENT ASSETS:                                                        (UNAUDITED)
   Cash and cash equivalents..............................  $   58      $   68
   Short-term investments.................................      11           7
   Notes and accounts receivable..........................     198         211
   Inventories:
     Raw materials and supplies...........................      58          58
     Work in process......................................     150         135
     Finished goods.......................................      56          61
                                                             -----       -----
                                                               264         254
   Prepaid expenses.......................................      47          46
                                                             -----       -----
           Total current assets...........................     578         586
                                                             -----       -----
Property, plant and equipment.............................   1,220       1,160
Less: accumulated depreciation............................     752         727
                                                             -----       -----
           Net fixed assets...............................     468         433
Other assets..............................................      91          91
                                                             -----       -----
           Total assets...................................  $1,137      $1,110
                                                             =====       =====
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable.......................................  $   67      $   60
   Short-term debt........................................      19          15
   Payments due within one year on long-term debt.........      63          64
   Accrued income and other taxes.........................      28          25
   Other accrued liabilities..............................     198         172
                                                             -----       -----
           Total current liabilities......................     375         336
                                                             -----       -----
Long-term debt............................................     722         761
Other long-term obligations...............................     266         263
Deferred income taxes.....................................      48          49
Minority stockholders' equity in consolidated entities....      13          13

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, par value $.01, 10,000,000 shares
     authorized, none issued..............................       -           -
   Common stock, par value $.01, 100,000,000 shares
     authorized, 47,411,296 shares issued at December 31,
     1998, 47,425,836 shares issued at March 31, 1999.....       -           -
   Additional paid-in capital.............................     521         523
   Accumulated other comprehensive income (loss)..........    (157)       (198)
   Retained earnings (deficit)............................    (566)       (550)
   Less: cost of common stock held in treasury, 2,226,498
     shares at December 31, 1998, 2,343,306 shares at
     March 31, 1999.......................................     (85)        (87)
                                                             -----       -----
           Total stockholders' equity (deficit)...........    (287)       (312)
                                                             -----       -----
           Total liabilities and stockholders' equity
             (deficit)....................................  $1,137      $1,110
                                                             =====       =====

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                               --------------
                                                                 1998    1999
                                                                 ----    ----

Net sales...................................................    $  244  $  202
Cost of sales...............................................       151     139
                                                                ------   -----

     Gross profit...........................................        93      63
Research and development....................................         2       2
Selling, administrative and other expenses..................        26      22
Other (income) expense (net)................................         4      (3)
                                                                ------   -----

     Operating profit.......................................        61      42
Interest expense............................................        16      19
                                                                ------   -----

     Income before provision for income taxes...............        45      23
Provision for income taxes..................................        10       6
                                                                ------   -----

     Income of consolidated entities........................        35      17
Less: minority stockholders' share of income................         -       1
                                                                ------   -----

     Net income.............................................    $   35  $   16
                                                                 =====   =====


BASIC EARNINGS PER COMMON SHARE:
   Basic net income per share...............................    $ 0.77  $ 0.35

   Weighted average common shares outstanding (IN THOUSANDS)    44,940  45,192
                                                                ======  ======

DILUTED EARNINGS PER COMMON SHARE:
   Diluted net income per share.............................    $ 0.74  $ 0.34

   Weighted average common shares outstanding (IN THOUSANDS)    46,670  46,501
                                                                ======  ======

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)
                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
CASH FLOW FROM OPERATING ACTIVITIES:                           1998    1999
                                                               ----    ----
   Net income.............................................   $  35   $   16
   Non-cash charges to net income:
     Depreciation and amortization........................      14       12
     Deferred income taxes................................       1        4
     Other non-cash charges...............................       7        5
   Working capital*.......................................     (65)     (52)
   Long-term assets and liabilities.......................       3        2
                                                              ----    -----
        NET CASH USED IN OPERATING ACTIVITIES.............      (5)     (13)
                                                              ----    -----
CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures...................................     (13)     (12)
   Purchases of short-term investments....................     (19)     (13)
   Maturity of short-term investments.....................       4       16
                                                              ----    -----
        NET CASH USED IN INVESTING ACTIVITIES.............     (28)      (9)
                                                              ----    -----
CASH FLOW FROM FINANCING ACTIVITIES:
   Short-term debt borrowings (reductions), net...........       5       (5)
   Long-term debt borrowings..............................      45       42
   Long-term debt reductions..............................     (24)       -
                                                              ----    -----
NET CASH PROVIDED BY FINANCING ACTIVITIES.................      26       37
                                                              ----    -----
Net increase (decrease) in cash and cash equivalents......      (7)      15
Effect of exchange rate changes on cash and cash
  equivalents.............................................       -       (5)
Cash and cash equivalents at beginning of period..........      58       58
                                                              ----    -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $  51   $   68
                                                              ====    =====
SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION:
  Net cash paid during the period for:
     Interest expense.....................................   $  20   $   23
     Income taxes.........................................      13        8

* Net change in working capital due to the following
  components:
   (Increase) decrease in current assets:
     Notes and accounts receivable........................   $   6   $  (19)
     Inventories..........................................     (25)      (4)
     Prepaid expenses.....................................       1       (2)
   Decrease in accounts payable and accruals..............     (47)      (4)
   Antitrust investigations and related lawsuits and
     claims...............................................       -      (18)
   Restructuring payments.................................       -       (5)
                                                              ----    -----
        WORKING CAPITAL...................................   $ (65)  $  (52)
                                                              ====    =====

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   UCAR INTERNATIONAL INC. AND SUSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                          ACCUMULATED
                                                             OTHER
                                             ADDITIONAL   COMPREHENSIVE   RETAINED                   TOTAL
                                    COMMON    PAID-IN        INCOME       EARNINGS   TREASURY     STOCKHOLDERS'
                                    STOCK     CAPITAL        (LOSS)       (DEFICIT)   STOCK     EQUITY (DEFICIT)
                                    -----     -------        ------       ---------   -----     ----------------

BALANCE AT DECEMBER 31, 1998.....    $ -       $ 521          $(157)       $(566)     $ (85)         $(287)

Comprehensive income (loss):

  Net income.....................      -           -              -           16          -             16
  Foreign currency translation
    adjustments..................      -           -            (41)           -          -            (41)
                                      --        ----           ----         ----       ----           ----
Total comprehensive income (loss)      -           -            (41)          16          -            (25)
Acquisition of treasury shares...      -           2              -            -         (2)             -
                                      --        ----           ----         ----       ----           ----
   BALANCE AT MARCH 31, 1999.....    $ -        $523          $(198)       $(550)     $ (87)         $(312)
                                      ==        ====           ====         ====       ====           ====



         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


(1)  INTERIM FINANCIAL PRESENTATION

     The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 1999.

     IMPORTANT TERMS

     The  following  terms are used to identify  various  companies or groups of
     companies,   markets  or  other  matters  in  the  Consolidated   Financial
     Statements.

     "UCAR" refers to UCAR International Inc. only. UCAR is the issuer of the publicly traded common stock mentioned in the Consolidated Financial Statements.

     "UCAR Global" refers to UCAR Global Enterprises Inc. only. UCAR Global is a holding company and a direct wholly-owned subsidiary of UCAR. UCAR Global is the only subsidiary directly owned by UCAR. UCAR Global is the issuer of the outstanding 12% senior subordinated notes due 2005 (the "Subordinated Notes") and is the primary borrower under the senior secured bank credit facilities (the "Senior Bank Facilities").

     "UCAR  Group,"  "we,"  "us" or  "our"  refers  collectively  to  UCAR,  its
     subsidiaries   and  its  and  their   predecessors   to  the  extent  those
     predecessors' activities related to the graphite and carbon business.

     "Subsidiaries" refers to those companies which, at the relevant time, were majority-owned or wholly-owned directly or indirectly by UCAR or its predecessors. All of UCAR's subsidiaries have been wholly-owned (with immaterial exceptions in the case of certain foreign subsidiaries) from at least January 1, 1996 through March 31, 1999, except for its German subsidiary and Carbone Savoie S.A.S., both of which were acquired in early 1997 and have been 70% owned, and except for its South African subsidiary, which was 50% owned until April 1997, when it became 100% owned.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 (UNAUDITED)


(1)  INTERIM FINANCIAL PRESENTATION (CONT.)

     BUSINESS AND STRUCTURE

     The UCAR Group operates in two business segments: graphite electrodes, and graphite and carbon products. We develop, manufacture and market graphite and carbon products, including electrodes, for the steel, ferroalloy, aluminum, chemical, aerospace and transportation industries. Our principal products are graphite electrodes, graphite and carbon cathodes, graphite and carbon specialties (including carbon electrodes) and flexible graphite.

     FOREIGN CURRENCY TRANSLATION

     Generally, except for operations in Russia and Mexico in 1998 and Russia in 1999, unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars are accumulated in other comprehensive income on the Consolidated Balance Sheet until such time as the operations are sold or substantially or completely liquidated. Translation gains and losses relating to operations where high inflation exists are included in income in the Consolidated Financial Statements.

     Since 1997, the Mexican economy has been considered highly inflationary, defined as cumulative inflation of 100% or more over a three-year period. Accordingly, the financial statements of our Mexican subsidiary have been remeasured as if its functional currency were the U.S. dollar. In 1999, we began to account for our Mexican subsidiary using the U.S. dollar as its functional currency, irrespective of Mexico's inflationary status, because its sales and purchases are predominantly U.S. dollar-denominated.

     INVENTORIES

     Inventories are stated at cost or market, whichever is lower. Cost is determined generally on the "first-in first-out" method ("FIFO") in the United States. The "average cost" method is used elsewhere.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 (UNAUDITED)


(1)  INTERIM FINANCIAL PRESENTATION (CONT.)

     ACCOUNTING CHANGES

     In 1998, we changed our method of accounting for the cost of certain U.S. inventories from the "last-in first-out" method ("LIFO") to the "first-in first-out" method ("FIFO"). We believe the new method to be preferable because it provides improved consistency in accounting for worldwide inventories and avoids potential distortion of future profits from anticipated decrements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We are currently evaluating the impact of SFAS 133 on our financial position, results of operations and cash flows.

(2)  UCAR GLOBAL ENTERPRISES INC.

     UCAR has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of UCAR Global and intercompany debt. Separate consolidated financial statements of UCAR Global are not presented because they would not be materially different than the Consolidated Financial Statements.

     The following is a summary of the consolidated assets and liabilities of UCAR Global and its subsidiaries and their consolidated results of operations:

                                                        DECEMBER 31,  MARCH 31,
                                                           1998        1999
                                                           ----        ----
                                                          (DOLLARS IN MILLIONS)
        Assets:
           Current assets.............................  $   578     $   586
           Non-current assets.........................      559         524
                                                          -----      ------

              Total assets............................  $ 1,137     $ 1,110
                                                          =====      ======
        Liabilities:
           Current liabilities........................  $   375     $   336
           Non-current liabilities....................    1,036       1,073
                                                          -----      ------

              Total liabilities.......................  $ 1,411     $ 1,409
                                                          =====      ======

        Minority stockholders' equity in consolidated
          entities...................................   $    13     $    13
                                                          =====      ======

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 (UNAUDITED)


(2)  UCAR GLOBAL ENTERPRISES INC. (CONT.)

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                           ---------------
                                                          1998        1999
                                                          ----        ----
                                                        (DOLLARS IN MILLIONS)

        Net sales.....................................  $   244    $    202
        Gross profit..................................  $    93    $     63
        Net income....................................  $    35    $     16

(3) EARNINGS PER SHARE

    Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, using the following data:

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                         ---------------
                                                       1998          1999
                                                       ----          ----
           Weighted average common shares
             outstanding for basic calculation.....  44,939,545   45,192,295
           Add:  Effect of stock options...........   1,730,726    1,308,443
                                                    -----------  -----------
           Weighted average common shares
             outstanding, adjusted for diluted
             calculation...........................  46,670,271   46,500,738
                                                     ==========   ==========

    The calculation of weighted average common shares outstanding for the diluted calculation excludes the consideration of stock options for 774,240 and 2,122,778 shares in the three months ended March 31, 1998 and 1999, respectively, because the exercise of these options would not have been dilutive for that period.

(4) SEGMENT REPORTING

    The UCAR Group has two reportable operating segments: graphite electrodes, and graphite and carbon products. The graphite electrode segment produces and markets graphite electrodes to electric arc furnace and ladle furnace steelmakers. The graphite and carbon products segment produces and markets carbon electrodes, flexible graphite, graphite and carbon cathodes, and graphite and carbon specialties. These reportable segments are managed separately because of the different products and markets they serve.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 (UNAUDITED)

(4) SEGMENT REPORTING (CONT.)

We evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers are not material. The following tables summarize financial information concerning our reportable segments.

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                 1998               1999
                                                 ----               ----
                                                  (DOLLARS IN MILLIONS)

     Net sales to external customers:
       Graphite electrodes.............        $   167            $   132
       Graphite and carbon products....             77                 70
                                                ------             ------
        Consolidated net sales.........        $   244            $   202
                                                ======             ======

     Gross profit:
       Graphite electrodes.............        $    67            $    44
       Graphite and carbon products....             26                 19
                                                ------             ------
        Consolidated gross profit......        $    93            $    63
                                                ======             ======

(5) RESTRUCTURING PLAN

    In September 1998, we recorded a restructuring charge of $86 million in connection with a global restructuring and rationalization plan to reduce costs and improve operating efficiencies. The principal actions of the plan involve the closure of manufacturing operations in Welland, Canada and Berlin, Germany, and the centralization and consolidation of administrative and financial functions. These actions, which will result in the elimination of approximately 430 administrative and manufacturing positions, are expected to be completed in 1999.

    The following is a summary of activity relating to the accrued liabilities associated with the restructuring plan:

                                          BALANCE AT       1999      BALANCE AT
                                      DECEMBER 31, 1998  PAYMENTS  MARCH 31, 1999
                                      -----------------  --------  --------------

    Severance and related costs........   $   30        $   4     $    26
    Plant shut down and related costs..       18            1          17
    Postmonitoring and environmental...        9            -           9
                                            ----           --        ----
                                          $   57        $   5     $    52
                                            ====           ==        ====

    Our Berlin facility ceased production activities in 1998. Our Welland plant ceased production efforts in April 1999. In addition, the relocation of our corporate headquarters to Nashville, Tennessee was completed during the 1999 first quarter.

    Cash payments of $5 million were made in the 1999 first quarter. Payments of $1 million were associated with our Berlin facility, and payments of $4 million were associated with our Welland plant. Approximately

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 (UNAUDITED)

(5) RESTRUCTURING PLAN (CONT.)

    135 positions were eliminated in the 1999 first quarter. The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

(6) CONTINGENCIES

    ANTITRUST INVESTIGATIONS

    On June 5, 1997, we were served with subpoenas to produce documents to a grand jury convened by the U.S. Department of Justice (the "DOJ") and a related search warrant in connection with a criminal investigation as to whether there has been any violation of U.S. federal antitrust laws by producers of graphite electrodes. Concurrently, the antitrust enforcement authority of the European Union (the "EU authority") visited offices of one of our French subsidiaries for purposes of gathering information in connection with an investigation as to whether there has been any violation of the antitrust law of the European Union by those producers. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses.

    In December 1997, UCAR's Board of Directors appointed a special committee of outside directors to exercise its power and authority in connection with antitrust investigations and related lawsuits and claims. On March 13, 1998, the then Chairman of the Board, President and Chief Executive Officer and the then Senior Vice President and Chief Operating Officer retired and resigned from all positions with us.

    On April 7, 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares in the United States and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. On April 24, 1998, pursuant to the plea agreement, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing 1998. The plea agreement was approved by the court and, as a result, we will not be subject to prosecution by the DOJ with respect to any other violations of the U.S. federal antitrust laws occurring prior to April 24, 1998. The payments due in 1998 and 1999 were timely made. The next installment payment of $15 million is due in April 2000.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 (UNAUDITED)

(6) CONTINGENCIES (CONT.)

    In April 1998, we became aware that the Canadian Competition Bureau (the "Competition Bureau") had commenced a criminal investigation as to whether there has been any violation of Canadian antitrust laws by producers of graphite electrodes. In March 1999, pursuant to a plea agreement with the Competition Bureau, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. The plea agreement was approved by the court and, as a result, we will not be subject to prosecution by the Competition Bureau with respect to any antitrust violations occurring prior to the date of the plea agreement. The fine was timely paid.

    The guilty pleas have made it more difficult for us to defend against other investigations as well as civil lawsuits and claims.

    In June 1998, we became aware that the Japanese Fair Trade Commission (the "JFTC") had commenced an investigation as to whether there has been any violation of Japanese antitrust laws by producers and distributors of graphite electrodes. In January 1999, UCAR received a request from the JFTC to explain, among other things, the purpose of various alleged meetings which took place between us and other producers of graphite electrodes. We believe that, among other things, we have good defenses to any claim that we are subject to the jurisdiction of the JFTC and we do not intend to comply with this request. The independent distributor of our products in Japan has been required to produce documents and witnesses to the JFTC. In March 1999, the JFTC issued a "warning" letter to the four Japanese graphite electrode producers. While the JFTC did not issue a "warning" letter to us, the "warning" letter issued to the Japanese producers did reference us as a member of an alleged cartel.

    We have been vigorously protecting, and intend to continue to vigorously protect, our interests in connection with the investigations described above. We may, however, at any time settle any possible unresolved charges. We are cooperating with the EU authority in its investigation and with the DOJ and the Competition Bureau in their continuing investigations of others. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties against us could be initiated by authorities in other jurisdictions.

    ANTITRUST LAWSUITS

    In 1997, UCAR and other producers of graphite electrodes were served with complaints commencing various antitrust class action lawsuits. Subsequently,

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 (UNAUDITED)

(6) CONTINGENCIES (CONT.)

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

    In 1998,  the UCAR Group,  other  producers  of graphite  electrodes,  Union
    Carbide Corporation ("Union Carbide") and Mitsubishi Corporation ("Mitsubishi") were served with a complaint by Nucor Corporation and an affiliate commencing a civil antitrust and fraudulent transfer lawsuit (the "Nucor lawsuit"). The plaintiffs allege that the UCAR Group and certain other defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and that payments to Union Carbide and Mitsubishi in connection with our leveraged recapitalization in January 1995 violated applicable state fraudulent transfer laws. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations and an order to have payments made by UCAR to Union Carbide and Mitsubishi in connection with the recapitalization returned to UCAR for purposes of enabling UCAR to satisfy any judgments resulting from such alleged antitrust violations.

    In 1998, the UCAR Group and other producers of graphite electrodes were served with a petition by Chaparral Steel Company and two affiliates commencing a separate civil antitrust lawsuit (the "Texas lawsuit"). The plaintiffs allege that the defendants violated Texas antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations.

    In 1998, certain other steelmakers in the United States and Canada also served us and other producers of graphite electrodes with complaints commencing five separate civil antitrust lawsuits (four in the United States and one in Canada) in various courts (the "other lawsuits"). The plaintiffs allege that the defendants violated applicable antitrust laws (and applicable conspiracy laws, in the case of the lawsuit in Canada) in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages (in the case of lawsuits in the United

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 (UNAUDITED)

(6) CONTINGENCIES (CONT.)

    States) or actual and punitive damages (in the case of the lawsuit in Canada) resulting from such alleged violations.

    In 1999, the UCAR Group and other producers of graphite electrodes were served with a complaint by 26 steelmakers and related parties, all but one of whom is located outside the United States, commencing a separate civil antitrust lawsuit in the United States (the "foreign customer lawsuit"). The plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes sold or sourced from the United States and those sold and sourced outside the United States. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that, among other things, we have strong defenses against claims alleging that purchases of graphite electrodes outside the United States are actionable under U.S. federal antitrust laws.

    In April 1999, the UCAR Group and other producers of graphite electrodes were served with a complaint by Bayou Steel Corporation and an affiliate commencing a separate civil antitrust lawsuit (the "Bayou lawsuit"). The plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations.

    Certain steelmakers in other countries who purchased graphite electrodes from us, and certain customers who purchased other products from us, have threatened to commence civil antitrust lawsuits against us in the United States and other jurisdictions.

    Through May 7, 1999, we have settled the antitrust class action lawsuit, the opt-out lawsuit, the Nucor lawsuit, all of the other lawsuits (in Canada as well as in the United States), certain of the threatened civil antitrust lawsuits and certain possible civil antitrust claims by customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us (but not other defendants) by steelmakers in the United States and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The only material exceptions are the Texas lawsuit, the foreign customer lawsuit, the Bayou lawsuit and possible claims by steelmakers in the United States and Canada whose aggregate purchases of graphite electrodes do not constitute a material portion of our sales of graphite electrodes in the United States and Canada. Although each settlement is unique, in the aggregate the settlements consist primarily of current and deferred cash payments with some product credits and discounts. Through March 31, 1999, all payments due, an aggregate of $163 million, have been timely made. As of March 31, 1999 and based on information known to us at May 7, 1999, the aggregate amount remaining due under the settlements was approximately $24 million, most of which is payable in 1999. Amounts due under the settlement of the

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 (UNAUDITED)

(6) CONTINGENCIES (CONT.)

    antitrust class action may be increased if additional claims are filed by members of the class or if it is determined that steelmakers outside the United States who purchased graphite electrodes sourced within the United States are members of the class and such steelmakers file claims thereunder.

    The Texas lawsuit, the foreign customer lawsuit and the Bayou lawsuit have not been settled and are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against the Texas lawsuit, the foreign customer lawsuit and the Bayou lawsuit as well as all threatened civil antitrust lawsuits and possible civil antitrust claims, including those mentioned above. We may at any time, however, settle the Texas lawsuit, the foreign customer lawsuit and the Bayou lawsuit as well as any threatened lawsuits and possible claims and are actively negotiating settlements with certain customers or their counsel.

    We recorded a charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Actual liabilities and expenses could be materially higher than $340 million. To the extent that these liabilities and expenses are reasonably estimable, at May 7, 1999, $340 million continues to represent our estimate of these liabilities and expenses. In the aggregate, the fines and settlements described above are within the amounts we used to evaluate the $340 million charge.

    It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the United States and other jurisdictions.

    SHAREHOLDER DERIVATIVE LAWSUIT

    In March 1998, UCAR was served with a complaint commencing a shareholder derivative lawsuit. Certain former and current directors and officers are named as defendants. UCAR is named as a nominal defendant. The plaintiff alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by the UCAR Group and our employees with antitrust laws and that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws and seeks recovery for UCAR of damages to the UCAR Group resulting from these alleged breaches and sales. In May 1998, UCAR and the individual defendants filed a motion to dismiss the complaint on the grounds that plaintiff failed to make a demand upon UCAR's Board of Directors prior to commencing the lawsuit and to sufficiently allege that such a demand would have been futile. In response to the motion, plaintiff obtained court permission to file an amended complaint.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 (UNAUDITED)

(6) CONTINGENCIES (CONT.)

    The amended complaint was served in July 1998. In August 1998, UCAR and the individual defendants moved to dismiss the complaint on the same grounds. The motion has been fully briefed.

    This lawsuit is still in its early stages. This lawsuit is being pursued for recovery from the individual defendants on behalf of (and payable to) UCAR and any indemnification obligations which UCAR may have to the individual defendants would result from judgments or settlements in favor of UCAR. As a result, we believe that UCAR's ultimate exposure in this lawsuit is limited to defense costs and possibly reimbursement of certain of plaintiff's attorneys' fees and expenses.

    SECURITIES CLASS ACTION LAWSUIT

    In April and May 1998, UCAR was served with complaints commencing securities class actions. The complaints have been consolidated into a single complaint and a consolidated amended complaint was served in September 1998. The defendants named in the consolidated amended complaint are UCAR and certain former and current directors and officers. The proposed class consists of all persons (other than the defendants) who purchased common stock during the period from August 1995 through March 1998. The plaintiffs allege that, during such period, the defendants violated U.S. federal securities laws in connection with purchases and sales of common stock by making material misrepresentations and omissions regarding alleged violations of antitrust laws and seek, among other things, to recover damages resulting from such alleged violations. UCAR and each of the individual defendants has filed a motion to dismiss the complaint.

    This lawsuit is still in its early stages and no evaluation of liability or exposure related to this lawsuit can yet be made. As mentioned above, the guilty pleas have made it more difficult for UCAR to defend against claims asserted against it.

                           UCAR INTERNATIONAL INC.


INTRODUCTION TO PART I, ITEMS 2 AND 3, AND PART II, ITEM 1

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

UCAR GROUP, WE, US or OUR refers collectively to UCAR, its subsidiaries and its and their predecessors to the extent those predecessors' activities related to the graphite and carbon business.

SUBSIDIARIES  refers  to those  companies  which,  at the  relevant  time,  were majority-owned or wholly-owned directly or indirectly by UCAR or its predecessors. All of UCAR's subsidiaries have been wholly owned (with immaterial exceptions in the case of certain foreign subsidiaries) from at least January 1, 1996 through March 31, 1999, except for our German subsidiary and Carbone Savoie S.A.S. ("CARBONE SAVOIE"), both of which were acquired in early 1997 and have been 70% owned, and except for our South African subsidiary, which was 50% owned until April 1997, when it became 100% owned.

PRESENTATION OF FINANCIAL, MARKET AND LEGAL DATA

Separate consolidated financial statements of UCAR Global are not presented in this Report because they would not be materially different than the Consolidated Financial Statements.

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

                             UCAR INTERNATIONAL INC.

References to cost in the context of our low-cost supplier strategy do not include the unusual or non-recurring charges identified in the Consolidated Financial Statements on the lines entitled "antitrust investigations and related lawsuits and claims," "restructuring charge" or "impairment loss on Russian assets" or the impact of accounting changes.

Unless otherwise noted, all cost savings and reductions described in this Report are estimates based on a comparison to costs in 1998 and on the assumption that net sales and other operating conditions are substantially the same in 1999 as they were in 1998.

Neither any statements in this Report nor any charge taken by the UCAR Group relating to any legal proceedings constitute an admission as to any wrongdoing or liability.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 1998 (the "ANNUAL REPORT") for background information on various contingencies and other matters related to circumstances affecting us and our industry.

FORWARD LOOKING STATEMENTS

This Report contains forward looking statements. These include statements about such matters as future production of steel in electric arc furnaces, future prices and sales of and demand for graphite electrodes and other products, future operational and financial performance of various businesses, plans and programs relating to strategies and divestiture, joint venture, operating, global integration and capital projects, legal matters and related fees and costs, consulting fees and related projects, and future costs, cost savings and reductions, margins and earnings. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC's rules, we have no duty to update these statements.

Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

       . the possibility that announced additions to capacity for producing steel in electric arc furnaces or announced reductions in graphite electrode manufacturing capacity may not occur

       . the possibility that increased production of steel in electric arc furnaces may not result in increased demand for or prices or sales of graphite electrodes

       . the occurrence of unanticipated events or circumstances relating to pending antitrust investigations or pending antitrust, shareholder derivative or securities lawsuits

       . the commencement of investigations or lawsuits relating to the same subject matter as these pending investigations or lawsuits

                           UCAR INTERNATIONAL INC.

       . the occurrence of unanticipated events or circumstances relating to our plans or projects

       .  changes  in  currency   exchange   rates,   changes  in  economic  or
          competitive conditions, technological developments, and other risks and uncertainties, including those described in this Report and the Annual Report.

No assurance can be given that any future strategic alliances or divestitures described in this Report or the Annual Report will be completed or as to the timing or terms of any such transaction.

                             UCAR INTERNATIONAL INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are the largest manufacturer of graphite and carbon electrodes and cathodes in the world, with sales in more than 80 countries and manufacturing facilities on four continents.

Graphite electrodes, our principal product, are consumed primarily in the production of steel in electric arc furnaces, the steelmaking technology used by all "mini-mills," which constitute the growth sector of the steel industry. Graphite electrodes are also used for refining steel in ladle furnaces and in other refining processes. Carbon electrodes are used primarily in the production of silicon metal, which is used in the manufacture of aluminum. Cathodes are used as lining for furnaces that smelt aluminum. We also manufacture other graphite and carbon products as well as flexible graphite products. Our non-electrode businesses contribute about one-third of our net sales. In addition to the steel and metals industries, we sell our products to the semiconductor, automotive, aerospace, chemical, and transportation industries.

Our strategic goal is to be the best global manufacturer and customer service driven company in the graphite and carbon industry. We are focused on providing our customers with exceptional commercial and technical service along with the best product performance in the industry. We seek to be the lowest cost supplier in the industry and to use that to our competitive advantage.

We believe our strengths include our multiple low cost locations and fully integrated state-of-the-art manufacturing facilities, our record of innovative product and process developments and our exceptional customer technical service. We seek to build on these strengths to leverage earnings growth within existing product lines and through new product innovation and penetration of related new and niche markets.

GLOBAL RESTRUCTURING AND RATIONALIZATION PLAN AND OTHER INITIATIVES. In September 1998, UCAR's Board of Directors adopted a global restructuring and rationalization plan. The plan is intended to enhance stockholder value by focusing on optimizing margins, maximizing cash flow, generating growth in earnings and strengthening competitiveness through operating and overhead cost reduction and plant rationalization. The plan is also intended, over the long term, to strengthen our position as a low cost supplier to the steel and metals industries and, over the near term, to respond to global economic conditions that have been adversely impacting our customers.

The plan had a positive impact on earnings in the 1999 first quarter and we believe that, under current conditions, the plan will continue to have a positive impact on earnings, particularly in the second half of 1999. We estimate that the plan will generate annual cost savings at a rate of about $80 million by the end of 1999, $111 million by the end of 2000 and $135 million by the end of 2001 and thereafter. We also believe that the plan will reduce working capital needs and improve efficiencies.

                             UCAR INTERNATIONAL INC.

Planned plant rationalization activities are on or ahead of schedule. Savings under the plan were on target for the 1999 first quarter, aggregating $10 million as compared to the 1998 measurement bases. We achieved $4 million of savings in cost of sales, including a $50 per metric ton reduction in cost of sales for graphite electrodes, as well as $6 million in total overhead savings. We anticipate achieving about $64 million of savings in 1999.

Consistent with our strategic goals and cost reduction plans, we are seeking strategic alliances to enhance our strengths and growth in existing product lines and related new and niche markets as well as through new product innovation. Our relationship with Aluminium Pechiney S.A. in the cathode business is an example of a successful strategic alliance. Current areas of focus include our graphite and carbon specialties business and our flexible graphite business, where we see possible applications in the fuel cell, semiconductor and flame retardant industries. Alliances may be structured as joint ventures, licensing, supply or other arrangements. We may also divest parts of certain businesses in our graphite and carbon products business segment.

GLOBAL ECONOMIC CONDITIONS. We are a global company and serve every geographic market worldwide. Accordingly, we are always impacted in varying degrees, both positively and negatively, as country or regional conditions affecting the markets for our products fluctuate.

In 1998, the economic downturn in the Asia Pacific region directly or indirectly affected most of the worldwide markets for our products. This downturn directly affected demand for steel and other metals in the Asia Pacific region. To the extent that certain regions (such as Eastern Europe, Africa, South America and the Middle East) were major exporters of steel and other metals to the Asia Pacific region, this downturn also affected demand for their products. In some instances, those exporters sought to sell their products in other regions (such as North America and Western Europe), thereby adversely affecting demand for steel and other metals produced in those other regions. All of these factors resulted in a reduction in global demand for and production of steel and other metals. As a result, our customers sought to reduce their inventories of supplies (such as inventories of electrodes) as well as reduce their production rates. All of these circumstances adversely affected demand for graphite electrodes and some of our other products. We experienced downward pressure in certain markets on pricing of graphite electrodes and some of our other products beginning in early 1998. These circumstances negatively impacted our results of operations in 1998 and in the 1999 first quarter.

We saw some signs of a possible improvement in the end of the 1999 first quarter, which have continued into the first part of the 1999 second quarter. These signs include increased demand and orders for graphite electrodes from the steel industry and for graphite specialties from the semiconductor industry. Demand for graphite specialties from the transportation industry and for cathodes from aluminum industry has remained healthy. The silicon metals industry and demand for products sold to that industry have, however, remained weak. Pricing for most of our products has also remained weak. We do not yet know whether this improvement will be significant or sustained. In any event, in light of typical order patterns for graphite electrodes, we would not expect to see a significant improvement before the second half of 1999.

                             UCAR INTERNATIONAL INC.

REFINANCING AND PLANS TO MANAGE LIQUIDITY. In November 1998, the Senior Bank Facilities were refinanced and the indenture governing the Subordinated Notes (the "SUBORDINATED NOTE INDENTURE") was amended. In connection with the refinancing, we obtained additional term debt of $210 million.

Following the refinancing, the covenants under the Senior Bank Facilities are more restrictive than they had been. The covenants do, however, allow us to implement our global restructuring and rationalization plan. Further, the covenants do not restrict our ability to draw on our revolving credit facility unless payments and reserves with respect to the litigation matters described below exceed $400 million (adjusted for certain imputed interest expense).

We expect to continue to manage our liquidity as described in the Annual Report. Global economic conditions negatively impacted our results of operations in the 1999 first quarter as described above and, correspondingly, negatively impacted cash flow and other measures of liquidity and financial strength. This negative impact on cash flow was partially offset by savings under our global restructuring and rationalization plan and other projects described in the Annual Report. We believe that, under current economic and other factors and conditions affecting us and our industry, we will be able to successfully continue to implement our plans to manage liquidity.

LITIGATION MATTERS. Since 1997, we have been served with subpoenas, search warrants and information requests by antitrust authorities in the United States and elsewhere in connection with antitrust investigations. In addition, civil antitrust lawsuits have been commenced and threatened against us and other producers and distributors of graphite electrodes in the United States and elsewhere. We recorded a charge against results of operations for 1997 in the amount of $340 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. In April 1998, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. In March 1999, our Canadian subsidiary pled guilty to a one-count charge of violating Canadian antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. We have settled virtually all of the graphite electrode antitrust claims by steelmakers in the United States and Canada as well as antitrust claims by certain other customers. In the aggregate, the fines and settlements are within the amounts we used for purposes of evaluating the $340 million charge. Actual liabilities and expenses could be materially higher than such charge.

UCAR has been named as a nominal defendant in a shareholder derivative lawsuit and is a defendant in a securities class action lawsuit, each of which is based, in part, on the subject matter of the antitrust investigations, lawsuits and claims. We do not believe that the outcome of the shareholder derivative lawsuit will have a material adverse effect on us. The securities class action is still in its early stages and no evaluation of potential liability can yet be made.

                             UCAR INTERNATIONAL INC.

The  guilty  pleas  have  made  it  more   difficult  to  defend  against  other
investigations, lawsuits and claims.

CURRENCY MATTERS. We produce and sell our products in multiple currencies. As a result, in general, our results of operations are affected by changes in currency exchange rates. During the 1999 first quarter, many of the currencies in which we manufacture and sell our products weakened against the U.S. dollar. The most significant fluctuation occurred in Brazil, where the Brazilian currency devalued about 40% against the U.S. dollar during the 1999 first quarter. In the 1999 first quarter, we recorded unrealized currency transaction gains of $3 million associated with the U.S. dollar-denominated assets and liabilities of our Brazilian subsidiary. This unrealized gain is included in other (income) expense (net) in the Consolidated Statements of Operations.

We account for our non-U.S. subsidiaries under the provisions of Statement of Financial Accounting Standards ("SFAS") 52, "Foreign Currency Translation," and accordingly, their assets and liabilities are translated into U.S. dollars for consolidation and reporting purposes. Foreign currency translation adjustments are generally recorded as part of stockholders' equity and identified as accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. In the 1999 first quarter, stockholders' equity decreased by $41 million as a result of cumulative translation adjustments, including $30 million associated with our Brazilian subsidiary.

In both 1998 and 1999, the Russian economy was considered highly inflationary, defined as cumulative inflation of approximately 100% or more over a 3-year period. Accordingly, translation gains and losses relating to operations of our Russian subsidiary are included in other (income) expense (net) in the Consolidated Statements of Operations rather than as part of stockholders' equity.

Since 1997, the Mexican economy has also been considered highly inflationary. Accordingly, the financial statements of our Mexican subsidiary have been remeasured as if its functional currency were the U.S. dollar. In 1999, we began to account for our Mexican subsidiary using the U.S. dollar as its functional currency, irrespective of Mexico's inflationary status, because its sales and purchases are predominantly U.S. dollar-denominated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998. Net sales of $202 million in the 1999 first quarter represented a 17% decrease from net sales of $244 million in the 1998 first quarter. Gross profit of $63 million in the 1999 first quarter represented a 32% decrease from gross profit of $93 million in the 1998 first quarter. Gross profit margin was 31.2% in the 1999 first quarter as compared to 38.1% in the 1998 first quarter.

The decrease in net sales and gross profit was primarily due to lower volumes and sales revenue per metric ton and the impact of currency exchange rate changes. The lower volumes and sales revenue per metric ton were due primarily to changes in global economic conditions which reduced demand for steel and other metals. This, in turn, reduced demand for most of our products,

                             UCAR INTERNATIONAL INC.

particularly graphite electrodes. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than a corresponding decrease in cost of sales.

GRAPHITE ELECTRODE BUSINESS SEGMENT. Net sales of graphite electrodes decreased 21%, or $35 million, to $132 million in the 1999 first quarter from $167 million in the 1998 first quarter. The decrease in net sales of graphite electrodes was primarily attributable to a reduction of 6,000 metric tons, or 11%, in the volume of graphite electrodes sold to 46,600 metric tons in the 1999 first quarter from 52,600 metric tons in the 1998 first quarter. The reduced volume of graphite electrodes sold represented about $18 million of the $35 million reduction in net sales.

The average sales revenue per metric ton (in U.S. dollars and net of changes in currency exchange rates) of our graphite electrodes was $2,757 in the 1999 first quarter as compared to $3,058 in the 1998 first quarter. The reduced average sales revenue per metric ton and, to a lesser extent, changes in product mix represented about $17 million of the $35 million reduction in net sales. The reduction in average sales revenue per metric ton was primarily due to the lowering of prices by our Brazilian subsidiary because of cost advantages resulting from the Brazilian currency devaluation. This accounted for about $8 million of the reduction in net sales. Other currency exchange rate changes accounted for an additional $2 million of the reduction in net sales.

Cost of sales for graphite electrodes decreased 12% to $88 million in the 1999 first quarter from $100 million in the 1998 first quarter. The reduction in cost of sales was primarily due to lower volumes. The impact of cost increases was partially offset by cost reduction programs. Gross profit margin for graphite electrodes decreased to 33.3% in the 1999 first quarter from 40.1% in the 1998 first quarter. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than a corresponding decrease in cost of sales, a portion of which is essentially fixed.

GRAPHITE AND CARBON PRODUCTS BUSINESS SEGMENT. This business segment includes graphite and carbon cathodes, graphite and carbon specialties (including carbon electrodes) and flexible graphite.

Net sales of graphite and carbon products decreased 9% to $70 million in the 1999 first quarter from $77 million in the 1998 first quarter. The decrease was primarily due to the global economic conditions which resulted in lower demand and lower prices for carbon electrodes sold to the silicon metals industry and for graphite specialties sold to the semiconductor, aerospace and aircraft industries. The decreases were partially offset by increased demand for graphite cathodes sold to the aluminum industry. Demand for and prices of other products remained relatively stable.

Cost of sales for graphite and carbon products was $51 million in both the 1999 first quarter and the 1998 first quarter. The impact of lower overall operating levels on cost of sales was largely offset by changes in product mix and cost increases. Gross profit margin for graphite and carbon products decreased to

                             UCAR INTERNATIONAL INC.

27.1% in the 1999 first quarter from 33.8% in the 1998 first quarter. The decrease in gross profit margin was primarily due to the fact that the decrease in net sales was not accompanied by a decrease in cost of sales.

OPERATING PROFIT OF THE UCAR GROUP. Operating profit in the 1999 first quarter was $42 million, or 20.8% of net sales, as compared to $61 million, or 25.0% of net sales, in the 1998 first quarter. The decrease in operating profit was primarily due to lower gross profit.

Selling, administrative and other expenses decreased to $22 million in the 1999 first quarter from $26 million in the 1998 first quarter primarily due to lower corporate administration expenses resulting from cost savings under our global rationalization and restructuring plan and reduced variable compensation expense.

Other (income) expense (net) was income of $3 million in the 1999 first quarter as compared to expense of $4 million in the 1998 first quarter. The change was primarily due to a reduction in consulting fees and exchange rate translation and transaction gains.

OTHER ITEMS AFFECTING THE UCAR GROUP. Interest expense increased to $19 million in the 1999 first quarter from $16 million in the 1998 first quarter. The increase resulted from both imputed interest expense of $1 million associated with the $110 million antitrust fine payable in six annual installments and higher interest expense of $2 million associated with increased debt levels and slightly higher interest rates. Average outstanding total debt was $834 million in the 1999 first quarter as compared to $747 million in the 1998 first quarter. The average annual interest rate was 8.62% in the 1999 first quarter as compared to 8.53% in the 1998 first quarter. These average annual interest rates exclude the imputed interest on the antitrust fine. The increase in the average annual interest rate was due to an increase in the margin over LIBOR which we pay under the Senior Bank Facilities as a result of the refinancing completed in November 1998. The impact of this increase in the margin was slightly offset by lower LIBOR. We incurred additional debt in 1998 and in the 1999 first quarter to finance a portion of the fines and settlements paid in connection with antitrust investigations and related lawsuits and claims.

Provision for income taxes was $6 million for the 1999 first quarter as compared to $10 million for the 1998 first quarter. For the 1999 first quarter, provision for income taxes reflected a 27% effective rate, which was lower than the U.S. federal income tax rate of 35%, primarily due to earnings resulting from consolidated entities with lower effective tax rates. For the 1998 first quarter, provision for income taxes reflected a 22% effective rate. The lower rate in the 1998 first quarter was a result of certain one-time foreign tax benefits and incentives.

As a result of the changes described above, net income was $16 million in the 1999 first quarter, a decrease of 54% from net income of $35 million in the 1998 first quarter.

                             UCAR INTERNATIONAL INC.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds have consisted principally of invested capital, cash flow from operations, and debt financing. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures, and payment of fines, liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

We are highly leveraged and have substantial obligations in connection with antitrust investigations and antitrust and securities lawsuits and claims. We had total debt of $840 million and a stockholders' deficit of $312 million at March 31, 1999 as compared to total debt of $804 million and a stockholders' deficit of $287 million at December 31, 1998. Cash, cash equivalents and short-term investments were $75 million at March 31, 1999 as compared to $69 million at December 31, 1998.

Debt (net of cash, cash equivalents and short-term investments and excluding the $340 million reserve) was $765 million at March 31, 1999 as compared to $735 million at December 31, 1999.

CASH FLOW

CASH FLOW USED IN OPERATING ACTIVITIES. Cash flow used in operating activities was $13 million in the 1999 first quarter as compared to $5 million in the 1998 first quarter. The increased use of cash of $8 million resulted primarily from lower net income of approximately $20 million, partially offset primarily by a lower use of cash flow for working capital of approximately $13 million.

Use of cash flow for working capital was $52 million in the 1999 first quarter, an improvement of $13 million from a use of $65 million in the 1998 first quarter. The improvement occurred despite the use of $18 million for payment of settlements and fines in connection with antitrust investigations and related lawsuits and claims and the use of $5 million for restructuring payments during the 1999 first quarter. The improvement was due primarily to a reduction of $21 million in the use of cash flow for inventories and a reduction of $43 million in the use of cash flow for payables, mainly as a result of lower production levels attributable to global economic conditions. This was partially offset by an increase of $25 million in receivables resulting from stronger net sales in the latter part of the 1999 first quarter and an increase in days sales outstanding due to slower collection rates when compared to the 1998 first quarter.

CASH FLOW USED IN INVESTING ACTIVITIES. We used $9 million of cash flow in investing activities during the 1999 first quarter as compared to $28 million during the 1998 first quarter. This $19 million improvement resulted primarily from reduced investment activity by our Brazilian subsidiary. Cash flow used for capital expenditures was $1 million lower in the 1999 first quarter than in the 1998 first quarter.

CASH FLOW PROVIDED BY FINANCING ACTIVITIES. Cash flow provided by financing activities was $37 million in the 1999 first quarter as compared to $26 million in the 1998 first quarter. Financing activities consisted of $42 million of net long-term debt borrowings under the Senior Bank Facilities in the 1999 first quarter as compared to $21 million of net borrowings in the 1998 first quarter. The increased

                             UCAR INTERNATIONAL INC.

borrowings  were  used  primarily  to fund  payment  of  settlements  and  fines associated with antitrust investigations and related lawsuits and claims. Increased net long-term debt borrowings were partially offset by a $5 million net reduction in short-term debt in the 1999 first quarter as compared to $5 million net increase in short-term debt in the 1998 first quarter. This $10 million improvement in the 1999 first quarter as compared to the 1998 first quarter resulted from reduced short-term debt levels at our Brazilian subsidiary.

ACCOUNTING CHANGES

In 1998, we changed our method of accounting for the cost of certain U.S. inventories from the "last-in first-out" method ("LIFO") to the "first-in first-out" method ("FIFO"). We believe the new method to be preferable because it provides improved consistency in accounting for worldwide inventories and avoids potential distortion of future profits from anticipated decrements.

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

                             UCAR INTERNATIONAL INC.

Substantially all of our personal computers have been analyzed, modified or replaced, tested and are Year 2000 compliant. Substantially all of our finance and control systems have been analyzed and modified or replaced and most have been tested and are Year 2000 compliant. Testing of the remaining finance and control systems will be substantially complete by the end of the 1999 second quarter. Plant-by-plant remediation of production process systems and instrumentation, local and wide-area networks, and other business equipment and site systems continues with substantial completion expected by the end of the 1999 second quarter.

Independent verification of our Year 2000 compliance efforts is ongoing with substantial completion expected for critical application systems by the end of the 1999 second quarter.

We have conducted surveys of customers, suppliers and service providers to determine whether they have any Year 2000 issues which, if not addressed, could have a material impact on us. Based on responses which we have received from these surveys, we believe that customers and critical suppliers and service providers representing about 85% of our business activities involving third parties will be Year 2000 compliant on a timely basis. The critical suppliers and service providers who responded negatively to our surveys do not represent sole suppliers or service providers where an interruption in supply or service would materially impair continued normal business activities. No utility provider responded negatively to our survey. Follow up is ongoing with customers, suppliers and service providers that have not responded to our surveys. On-site visits are planned to evaluate the compliance status of critical suppliers and service providers.

We are continuing the development of contingency plans that respond to risks of either one or more of our systems not becoming Year 2000 compliant or our customers or critical suppliers or service providers not becoming Year 2000 compliant on a timely basis. We expect to have these plans finalized and in place by the end of the 1999 third quarter. Our contingency plans will place particular emphasis on the completion of remediation by our manufacturing operations and the ability of certain electric utility providers that supply electric power to our manufacturing operations to become Year 2000 compliant on a timely basis. Contingency plans will include consideration of alternative sources of supply or service, customer communication plans and plant and business response plans.

The failure to sufficiently remediate Year 2000 issues in a timely fashion could pose substantial risks for us. These risks include possible manufacturing system malfunctions, including shutdowns. The extent of these risks to us is uncertain at this time.

Since 1996, we estimate that we have incurred and will incur an aggregate incremental cost of about $3 million for internal and external services in connection with Year 2000 issues, of which management estimates about $2 million has been incurred prior to 1999. Internal costs consist principally of payroll costs for our information systems group.

                             UCAR INTERNATIONAL INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Our exposure to changes in currency exchange rates results primarily from:

    .   Investments  in  our  foreign  subsidiaries  and in  our  share  of the
        earnings  of  those   subsidiaries,   which  are  denominated  in  local
        currencies.

    . Raw material purchases made by our foreign subsidiaries in a currency other than the local currency.

    . Export sales made by our subsidiaries in a currency other than the local currency.

When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. At March 31, 1999, we held contracts for the purpose of hedging these risks with an aggregate notional amount of about $256 million. All of our contracts mature within one year. All of our contracts are accounted for as hedges and, accordingly, gains and losses are reflected in the cost basis of the underlying transaction.

During the 1999 first quarter, many of the currencies of countries in which we manufacture and sell our products weakened against the U.S. dollar. The most significant fluctuation occurred in Brazil, where the currency devalued by about 40% against the U.S. dollar in the 1999 first quarter. These currency fluctuations resulted in a $41 million reduction in stockholders' equity in the 1999 first quarter due to cumulative translation adjustments, including $30 million associated with our Brazilian subsidiary.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.


ITEM 1.     LEGAL PROCEEDINGS

ANTITRUST INVESTIGATIONS. On June 5, 1997, we were served with subpoenas issued by the United States District Court for the Eastern District of Pennsylvania (the "DISTRICT COURT") to produce documents to a grand jury convened by attorneys for the Antitrust Division of the U.S. Department of Justice (the "DOJ") and a related search warrant in connection with a criminal investigation as to whether there has been any violation of U.S. federal antitrust laws by producers of graphite electrodes. Concurrently, representatives of Directorate General IV of the European Union, the antitrust enforcement authority of the European Union (the "EU AUTHORITY"), visited offices of our French subsidiary for purposes of gathering information in connection with an investigation as to whether there has been any violation of Article 85-1 of the Treaty of Rome, the antitrust law of the European Union, by those producers. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses.

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

On April 7, 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares in the United States and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. On April 24, 1998, pursuant to the plea agreement, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing 1998. The agreement was approved by the District Court and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of the U.S. federal antitrust laws occurring prior to April 24, 1998. The payments due in 1998 and 1999 were timely made.

In April 1998, we became aware that the Canadian Competition Bureau (the "COMPETITION BUREAU") had commenced a criminal investigation as to whether there has been any violation of Canadian antitrust laws by producers of graphite electrodes. In March 1999, pursuant to a plea agreement between our Canadian subsidiary and the Competition Bureau, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust laws in connection with the

                             UCAR INTERNATIONAL INC.


sale of graphite electrodes and was sentenced to pay a fine of Cdn.$11 million. The plea agreement was approved by the court and, as a result, under the plea agreement, we will not be subject to prosecution by the Competition Bureau with respect to any antitrust violations occurring prior to the date of the plea agreement. The fine was timely paid.

The guilty pleas make it more difficult for us to defend against other investigations as well as civil lawsuits and claims.

In June 1998, we became aware that the Japanese Fair Trade Commission (the "JFTC") had commenced an investigation as to whether there has been any violation of Japanese antitrust laws by producers and distributors of graphite electrodes. In January 1999, UCAR received a request from the JFTC to explain, among other things, the purpose of various alleged meetings which took place between us and other producers of graphite electrodes. We believe that, among other things, we have good defenses to any claim that we are subject to the jurisdiction of the JFTC, and we do not intend to comply with this request. The independent distributor of our products in Japan has been required to produce documents and witnesses to the JFTC. In March 1999, the JFTC issued a "warning" letter to the four Japanese graphite electrode producers. While the JFTC did not issue a similar "warning" letter to us, the "warning" letter issued to the Japanese producers did reference us as a member of an alleged cartel.

We have been vigorously protecting, and intend to continue to vigorously protect, our interests in connection with the investigations described above. We may, however, at any time settle any possible unresolved charges. We are cooperating with the EU authority in its investigation and with the DOJ and the Competition Bureau in their continuing investigations of others. In connection with these investigations, we have produced and are producing documents and witnesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties against us could be initiated by authorities in other jurisdictions.

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

                             UCAR INTERNATIONAL INC.


the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged antitrust violations.

In 1998, the UCAR Group, other producers of graphite electrodes, Union Carbide Corporation ("UNION CARBIDE") and Mitsubishi Corporation ("Mitsubishi") were served with a complaint by Nucor Corporation and an affiliate commencing a civil antitrust and fraudulent transfer lawsuit in the District Court (sometimes called the "NUCOR LAWSUIT"). In the complaint to the Nucor lawsuit, the plaintiffs allege that the UCAR Group and certain other defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and that payments to Union Carbide and Mitsubishi in connection with the recapitalization violated applicable state fraudulent transfer laws. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations and an order to have payments made by UCAR to Union Carbide and Mitsubishi in connection with our leveraged recapitalization in January 1995 declared to be fraudulent conveyances and returned to UCAR for purposes of enabling UCAR to satisfy any judgments resulting from such alleged antitrust violations.

In 1998, the UCAR Group and other producers of graphite electrodes were served with a petition by Chaparral Steel Company and two affiliates commencing a separate civil antitrust lawsuit entitled CHAPARRAL STEEL COMPANY, ET AL. V. SHOWA DENKO CARBON, INC., ET AL. in the District Court of Ellis County, Texas (sometimes called the "TEXAS LAWSUIT"). In the petition to the Texas lawsuit, the plaintiffs allege that the defendants violated Texas antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations.

In 1998, certain other steelmakers in the United States and Canada also served complaints commencing five separate civil antitrust lawsuits (four in the United States and one in Canada) in various courts (sometimes called the "OTHER LAWSUITS"). The UCAR Group and other producers of graphite electrodes have been named as defendants in some or all of the complaints. In the complaints to the other lawsuits, the plaintiffs allege that the defendants violated applicable antitrust laws (and applicable conspiracy laws, in the case of the lawsuit in Canada) in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages (in the case of lawsuits in the United States) or actual and punitive damages (in the case of the lawsuit in Canada) resulting from such alleged violations. Each of the other lawsuits in the United States has been consolidated with the antitrust class action lawsuit, the opt-out lawsuit and the Nucor lawsuit for purposes of discovery.

All antitrust lawsuits against one producer of graphite electrodes, SGL Carbon Corporation, the U.S. subsidiary of SGL Carbon AG, have been stayed as a result of the filing in December 1998 of a petition by SGL Carbon Corporation in the United States District Court for the District of Delaware for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

In 1999, the UCAR Group and other producers of graphite electrodes were served with a complaint by 26 steelmakers and related parties, all but one of whom is located outside the United States, commencing a separate civil antitrust lawsuit

                             UCAR INTERNATIONAL INC.


entitled FERROMIN INTERNATIONAL TRADE CORPORATION, ET AL. VS. UCAR INTERNATIONAL INC., ET AL. in the District Court (sometimes called the "FOREIGN CUSTOMER LAWSUIT"). The plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes sold or sourced from the United States and those sold and sourced outside the United
States. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that, among other things, we have strong defenses against claims alleging that purchases of graphite electrodes outside the United States are actionable under U.S. federal antitrust laws.

In April 1999, the UCAR Group and other producers of graphite electrodes were served with a complaint by Bayou Steel Corporation and an affiliate commencing a separate civil antitrust lawsuit entitled BAYOU STEEL CORPORATION, ET AL. V. THE CARBIDE/GRAPHITE GROUP, INC., ET AL. in the District Court (sometimes called the "BAYOU LAWSUIT"). In the complaint to the Bayou lawsuit, the plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations.

Certain steelmakers in other countries who purchased graphite electrodes from us, and certain customers who purchased other products from us, have threatened to commence civil antitrust lawsuits against us in the United States and in other jurisdictions.

Through May 7, 1999, we have settled the antitrust class action lawsuit, the opt-out lawsuit, the Nucor lawsuit, all of the other lawsuits (in Canada as well as in the United States), certain of the threatened civil antitrust lawsuits and certain possible civil antitrust claims by customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us (but not other defendants) by steelmakers in the United States and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The only material exceptions are the Texas lawsuit, the foreign customer lawsuit, the Bayou lawsuit and possible claims by steelmakers in the United States and Canada whose aggregate purchases of graphite electrodes do not constitute a material portion of our sales of graphite electrodes in the United States and Canada. Although each settlement is unique, in the aggregate the settlements consist primarily of current and deferred cash payments with some product credits and, in a few instances, discounts. Through May 7, 1999, all payments due under the settlements have been timely made. Through March 31, 1999, an aggregate of $163 million (including fines) was paid. As of March 31, 1999 and based on information known to us at May 7, 1999, the aggregate amount remaining due under the settlements was about $24 million, most of which is payable in 1999. Amounts due under the settlement of the antitrust class action may be increased if additional claims are filed by members of the class or if it is determined that steelmakers outside the United States who purchased graphite electrodes sourced within the United States are members of the class and such steelmakers file claims thereunder.

The Texas lawsuit, the foreign customer lawsuit and the Bayou lawsuit have not been settled and are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against the Texas

                             UCAR INTERNATIONAL INC.


lawsuit, the foreign customer lawsuit and the Bayou lawsuit as well as all threatened civil antitrust lawsuits and possible civil antitrust claims, including those mentioned above. We may at any time, however, settle the Texas lawsuit, the foreign customer lawsuit and the Bayou lawsuit as well as any threatened lawsuits and possible claims and we are actively negotiating settlements which we consider fair and reasonable with certain customers or their counsel.

We recorded a charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Actual liabilities and expenses could be materially higher than $340 million. To the extent that these liabilities and expenses are reasonably estimable, at May 7, 1999, $340 million continues to represent our estimate of these liabilities and expenses. In the aggregate, the fines and settlements described above are within the amounts we used to evaluate the $340 million charge.

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

                             UCAR INTERNATIONAL INC.


August 1998, UCAR and the individual defendants moved to dismiss the complaint on the same grounds. The motion has been fully briefed.

This lawsuit is still in its early stages. This lawsuit is being pursued for recovery from the individual defendants on behalf of (and payable to) UCAR and any indemnification obligations which UCAR may have to the individual defendants would result from judgments or settlements in favor of UCAR. As a result, we believe that UCAR's ultimate exposure in this lawsuit is limited to expenses, including defense costs, and possibly reimbursement of certain of plaintiff's attorneys' fees and expenses.

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

This lawsuit is still in its early stages and no evaluation of liability related to this lawsuit can yet be made. As mentioned above, the guilty pleas make it more difficult for UCAR to defend against claims asserted against it.

                             UCAR INTERNATIONAL INC.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

      The exhibits listed in the following table have been filed as part of this Report.

      EXHIBIT
      NUMBER                       DESCRIPTION OF EXHIBIT
      ------                       ----------------------

        27.1           Financial Data Schedule for the quarter
                       ended March 31, 1999 (for Commission use only)

        27.2           Financial Data Schedule restated for
                       the quarters ended March 31, 1997 and 1998
                       (for Commission use only)

        27.3           Financial Data Schedule restated for
                       the quarters ended June 30, 1997 and 1998
                       (for Commission use only)

        27.4           Financial Data Schedule restated for
                       the quarters ended September 30, 1997
                       and 1998 (for Commission use only)


(B)  REPORTS ON FORM 8-K

      No Report on Form 8-K was filed during the quarter for which this Report is filed.

                           UCAR INTERNATIONAL INC.


                                  SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             UCAR INTERNATIONAL INC.


Date:  May 14, 1999                          By:  /S/ CORRADO F. DEGASPERIS
                                                  -------------------------
                                                  Corrado F. DeGasperis
                                                  Controller
                                                  (Principal Accounting Officer)

                           UCAR INTERNATIONAL INC.


                              INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION

        27.1           Financial Data Schedule for the quarter
                       ended March 31, 1999 (for Commission use only)

        27.2           Financial Data Schedule restated for
                       the quarters ended March 31, 1997 and 1998
                       (for Commission use only)

        27.3           Financial Data Schedule restated for
                       the quarters ended June 30, 1997 and 1998
                       (for Commission use only)

        27.4           Financial Data Schedule restated for
                       the quarters ended September 30, 1997
                       and 1998 (for Commission use only)