Form 10-Q
period 1999-06-30
UCAR INTERNATIONAL INC
filed 1999-08-11
CIK 931148

================================================================================

                                    FORM 10-Q

                                 ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999

                                                        OR

[ ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE  ACT OF 1934 for the  transition  period from  ................
        ....to....................
                                 ---------------

                        Commission file number: (1-13888)

                                 ---------------

                             UCAR INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                         06-1385548
    State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                       Identification Number)

                                 ---------------

              3102 West End Avenue
                  Suite 1100                                      37203
              Nashville, Tennessee                              (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (615) 760-8227

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 1999, 45,082,530 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                                TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION:

  Item 1.  Financial Statements:
  -----------------------------
     Consolidated Balance Sheets as of December 31, 1998
       and June 30, 1999............................................     Page 3

     Consolidated  Statements of Operations  for the Three Months
       ended June 30, 1998 and 1999 and for the Six Months
       ended June 30, 1998 and 1999.................................     Page 4

     Consolidated Statements of Cash Flows for the Six Months
       ended June 30, 1998 and 1999.................................     Page 5

     Consolidated Statement of Stockholders' Equity (Deficit) for
       the Six Months ended June 30, 1999...........................     Page 6

     Notes to Consolidated Financial Statements.....................     Page 7

  Introduction to Part I, Items 2 and 3, and Part II, Item 1........     Page 17

  Item 2.  Management's Discussion and Analysis of Financial
  ----------------------------------------------------------
           Condition and Results of Operations......................     Page 20
           -----------------------------------
  Item 3.  Quantitative and Qualitative Disclosures about
  -------------------------------------------------------
           Market Risks.............................................     Page 31
           ------------
PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings........................................     Page 33
  --------------------------
  Item 4.  Submission of Matters to a Vote of Security Holders......     Page 39
  ------------------------------------------------------------
  Item 6.  Exhibits and Reports on Form 8-K.........................     Page 39
  -----------------------------------------

SIGNATURE...........................................................     Page 40

INDEX TO EXHIBITS...................................................    Page E-1

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------
                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)

                                                     December 31,       June 30,
                        ASSETS                          1998              1999
                                                         ----              ----
Current assets:                                                      (Unaudited)
    Cash and cash equivalents....................... $    58           $    18
    Short-term investments..........................      11                 7
    Notes and accounts receivable...................     198               190
    Inventories:

       Raw materials and supplies...................      58                54
       Work in process..............................     150               137
       Finished goods...............................      56                52
                                                     -------           -------
                                                         264               243
    Prepaid expenses................................      47                28
                                                     -------           -------
                Total current assets................     578               486
                                                     -------           -------
Property, plant and equipment.......................   1,220             1,144
Less: accumulated depreciation......................     752               716
                                                     -------           -------
                Net fixed assets....................     468               428
Other assets........................................      91                92
                                                     -------           -------

                Total assets........................ $ 1,137           $ 1,006
                                                     =======           =======

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

    Accounts payable................................ $    67           $    78
    Short-term debt.................................      19                 3
    Payments due within one year on long-term debt..      63                70
    Accrued income and other taxes..................      28                30
    Other accrued liabilities.......................     198               144
                                                     -------           -------
                Total current liabilities...........     375               325
                                                     -------           -------
Long-term debt......................................     722               674
Other long-term obligations.........................     266               241
Deferred income taxes...............................      48                47
Minority stockholders' equity in consolidated
  entities..........................................      13                12
Stockholders' equity (deficit):

  Preferred stock, par value $.01, 10,000,000 shares
   authorized, none issued..........................       -                 -
  Common stock, par value $.01, 100,000,000 shares
   authorized, 47,411,296 shares issued at
   December 31, 1998, 47,425,836 shares issued at
   June 30, 1999....................................       -                 -
  Additional paid-in capital........................     521               523
  Accumulated other comprehensive income (loss).....    (157)             (201)
  Retained earnings (deficit).......................    (566)             (528)
  Less: cost of common stock held in treasury,
   2,226,498 shares at December 31, 1998,
   2,343,306 shares at June 30, 1999................     (85)              (87)
                                                     -------           -------
          Total stockholders' equity (deficit)......    (287)             (293)
                                                     -------           -------
          Total liabilities and stockholders'
            equity (deficit)........................ $ 1,137           $ 1,006
                                                      =======           =======

See accompanying Notes to Consolidated Financial Statements


                                                  PART I. (Cont.)

                                     UCAR INTERNATIONAL INC. AND SUBSIDIARIES


                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Dollars in millions, except per share data)
                                                    (Unaudited)

                                                                              Three Months                      Six Months
                                                                             Ended June 30,                    Ended June 30,

                                                                         1998            1999            1998             1999
                                                                         ----            ----            ----             ----
Net sales............................................                 $    248        $    211        $    492         $    413
Cost of sales........................................                      152             138             303              277
                                                                       -------         -------         -------          -------
     Gross profit....................................                       96              73             189              136
Research and development.............................                        2               2               4                4
Selling administrative and other expenses............                       26              23              52               45
Other (income) expense (net).........................                        -             (3)               4              (6)
                                                                       -------         -------         -------          -------
     Operating profit................................                       68              51             129               93
Interest expense.....................................                       19              20              35               39
                                                                       -------         -------         -------          -------
     Income before provision for income taxes........                       49              31              94               54
Provision for income taxes...........................                       17               8              27               14
                                                                       -------        --------         -------          -------
       Income of consolidated entities...............                       32              23              67               40
Less: Minority stockholders' share of income.........                        1               1               1                2
                                                                      --------        --------         -------         --------
     Net income......................................                  $    31         $    22         $    66         $     38
                                                                      ========        ========        ========         ========

Basic earnings per common share:

     Net income per share............................                  $  0.70         $  0.48         $  1.47         $   0.83

     Weighted average common shares outstanding
     (in thousands)..................................                   44,961          45,083          44,950           45,138
                                                                       =======         =======         =======          =======

Diluted earnings per common share:

     Net income per share............................                 $   0.67        $   0.47         $  1.41         $   0.81

     Weighted average common and common equivalent
     shares outstanding (in thousands)...............                   46,708          46,507          46,689           46,504
                                                                        ======          ======          ======           ======


See accompanying Notes to Consolidated Financial Statements


                                                  PART I. (Cont.)

                                     UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Dollars in millions)
                                                     (Unaudited)

                                                                                                Six Months
                                                                                              Ended June 30,

Cash flow from operating activities:                                                         1998        1999
                                                                                             ----        ----
    Net income ......................................................................     $    66     $    38
    Non-cash charges to net income:

       Depreciation and amortization.................................................          26          23
       Deferred income taxes.........................................................           1           6
       Other non-cash charges........................................................           3          14
    Working capital *................................................................         (95)        (40)
    Long-term assets and liabilities.................................................           7          (2)
                                                                                           ------      ------
           Net cash provided by operating activities.................................           8          39
                                                                                           ------      ------
Cash flow from investing activities:

    Capital expenditures.............................................................         (29)        (27)
    Purchases of short-term investments..............................................         (27)        (17)
    Maturity of short-term investments...............................................          12          21
    Sale of assets...................................................................           2           3
                                                                                           ------      ------
           Net cash used in investing activities.....................................         (42)        (20)
                                                                                           ------      ------
Cash flow from financing activities:

    Short-term debt borrowings (reductions), net.....................................         (31)        (16)
    Long-term debt borrowings........................................................         209          59
    Long-term debt reductions........................................................        (133)        (98)
    Sale of common stock.............................................................           1           -
    Dividends paid to minority shareholder...........................................           -          (1)
                                                                                           ------      ------
       Net cash provided by (used in) financing activities...........................          46         (56)
                                                                                           ------      ------
Net increase (decrease) in cash and cash equivalents.................................          12         (37)
Effect of exchange rate changes on cash and cash equivalents.........................           -          (3)
Cash and cash equivalents at beginning of period.....................................          58          58
                                                                                           ------      ------
Cash and cash equivalents at end of period...........................................     $    70     $    18
                                                                                           ======      ======
Supplemental  disclosures  of cash flow  information:  Net cash paid  during the period for:
       Interest expense..............................................................     $    33     $    40
       Income taxes..................................................................          32          18

* Net change in working capital due to the following components:
    (Increase) decrease in current assets:
       Notes and accounts receivable.................................................     $    (2)    $     4
       Inventories...................................................................         (47)          6
    Increase (decrease) in accounts payable and accruals.............................         (33)         (1)
    Antitrust investigations and related lawsuits and claims, net....................         (13)        (35)
    Restructuring payments...........................................................           -         (14)
                                                                                          -------       -----
           Working capital...........................................................     $   (95)    $   (40)
                                                                                          =======      ======

See accompanying Notes to Consolidated Financial Statements


                                                  PART I (Cont.)


                                      UCAR INTERNATIONAL INC. AND SUSIDIARIES

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                               (Dollars in millions)
                                                    (Unaudited)

                                                                   Accumulated
                                                                      Other

                                                      Additional  Comprehensive  Retained                   Total
                                            Common      Paid-in      Income      Earnings   Treasury    Stockholders'
                                             Stock      Capital      (Loss)      (Deficit)   Stock     Equity (Deficit)
                                             -----      -------       ----        -------    -----     ---------------
Balance at December 31, 1998..............    $  -      $ 521        $ (157)      $(566)     $ (85)       $(287)

Comprehensive income (loss):

   Net income.............................       -          -             -          38          -           38
   Foreign currency translation adjustments      -          -           (44)          -          -          (44)
                                               ---        ---           ---         ---        ---          ---
Total comprehensive income (loss).........       -          -           (44)         38          -           (6)
Acquisition of treasury shares............       -          2             -           -         (2)           -
                                               ---        ---           ---         ---        ---          ---
     Balance at June 30, 1999.............    $  -      $ 523         $(201)      $(528)     $ (87)       $(293)
                                               ===       ====          ====        ====       ====         ====


                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Interim Financial Presentation

     The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 1999.

     Important Terms

     The  following  terms are used to identify  various  companies or groups of
     companies,   markets  or  other  matters  in  the  Consolidated   Financial
     Statements.

     "UCAR" refers to UCAR International Inc. only. UCAR is our public parent company and the issuer of the common stock mentioned in the Consolidated Financial Statements.

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

     "Subsidiaries" refers to those companies which, at the relevant time, were majority owned or wholly owned directly or indirectly by UCAR or its predecessors described below. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1996 through June 30, 1999, except for: our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999 when it became 100% owned; Carbone Savoie S.A.S., which was acquired in early 1997 and has been 70% owned; and our South African subsidiary, which was 50% owned until April 1997, when it became 100% owned.

     "We," "us" or "our" refers collectively to UCAR, its subsidiaries and its and their predecessors to the extent those predecessors' activities related to the graphite and carbon business or, if the context so requires otherwise, individually to UCAR or UCAR Global.

     Business and Structure

     We operate in two business segments: graphite electrodes, and graphite and carbon products. We develop, manufacture and market graphite and carbon products, including electrodes, for the steel, ferroalloy, aluminum, chemical, aerospace and transportation industries. Our principal products are graphite electrodes, graphite and carbon cathodes, graphite and carbon specialties, carbon electrodes and flexible graphite.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(1)  Interim Financial Presentation (Cont.)

     Foreign Currency Translation

     Generally, except for operations in Russia and Mexico, unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars are accumulated in other comprehensive income on the Consolidated Balance Sheets until such time as the operations are sold or substantially or completely liquidated.

     Translation gains and losses relating to operations where high inflation exists are included in income in the Consolidated Financial Statements. Our Mexican subsidiary began using the U.S. dollar as its functional currency during 1999, despite its inflationary status, because its sales and purchases are predominantly U.S. dollar-denominated. Accordingly, its translation gains and losses are included in income in the Consolidated Financial Statements.

     Inventories

     Inventories are stated at cost or market, whichever is lower. Cost is determined generally using the "first-in first-out" method ("FIFO") in the United States. The "average cost" method is used elsewhere.

     Accounting Changes

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently evaluating the impact of SFAS 133 on our financial position, results of operations and cash flows.

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

     The following is a summary of the consolidated assets and liabilities of UCAR Global and its subsidiaries and their consolidated results of operations:

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(2)  UCAR Global Enterprises Inc. (Cont.)

                                     December 31,      June 30,
                                        1998             1999
                                        ----             ----
                                        (Dollars in millions)
Assets:
  Current assets..................   $   578          $   486
  Non-current assets..............       559              520
                                      ------           ------
     Total assets.................   $ 1,137          $ 1,006
                                      ======           ======
Liabilities:
  Current liabilities.............   $   375          $   325
  Non-current liabilities.........     1,036              962
                                      ------           ------
      Total liabilities...........   $ 1,411          $ 1,287
                                      ======           ======
Minority stockholders' equity
  in consolidated entities........   $    13          $    12
                                      ======           ======


                                          Three Months           Six Months
                                          Ended June 30,       Ended June 30,
                                          1998     1999        1998     1999
                                          ----     ----        ----     ----
                                                 (Dollars in millions)

Net sales.......................         $ 248     $ 211       $  492  $  413
Gross profit....................            96        73          189     136
Net income......................            31        22           66      38



(3)  Earnings Per Share

     Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, using the following data:

                                                                        Three Months                      Six Months
                                                                       Ended June 30,                   Ended June 30,
                                                                    1998           1999            1998            1999
                                                                    ----           ----            ----            ----
Weighted average common shares
  outstanding for basic calculation...............              44,961,005       45,082,530       44,950,275     45,137,550
Add:  Effect of stock options........................            1,746,956        1,424,260        1,738,841      1,366,351
                                                                ----------       ----------       ----------     ----------
Weighted average common shares
  outstanding, adjusted for diluted calculation...              46,707,961       46,506,790       46,689,116     46,503,901
                                                                ==========       ==========       ==========     ==========

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)
(3)  Earnings Per Share (Cont.)

     The calculation of weighted average common shares outstanding for the diluted calculation excludes the consideration of stock options for 1,948,840 and 1,853,030 shares in each of the three months ended June 30, 1998 and 1999, respectively, and 1,361,540 and 1,987,904 shares in each of the six months ended June 30, 1998 and 1999, respectively, because the exercise of these options would not have been dilutive for that period.

(4)  Segment Reporting

     We have two reportable operating segments: graphite electrodes, and graphite and carbon products. The graphite electrode segment produces and markets graphite electrodes to electric arc furnace and ladle furnace steelmakers. The graphite and carbon products segment produces and markets carbon electrodes, flexible graphite, graphite and carbon cathodes, and graphite and carbon specialties. These reportable segments are managed separately because of the different products and markets they serve.

     We evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers are not material. The following tables summarize financial information concerning our reportable segments.

                                                                  Three Months               Six Months
                                                                 Ended June 30,            Ended June 30,
                                                              1998            1999         1998         1999
                                                              ----            ----         ----         ----
                                                              (Dollars in millions)     (Dollars in millions)

      Net sales to external customers:
        Graphite electrodes.............................    $    173     $     141      $   340      $   273
        Graphite and carbon products....................          75            70          152          140
                                                             -------       -------      -------       ------
           Consolidated net sales.......................    $    248      $    211      $   492      $   413
                                                             =======       =======       ======       ======

      Gross profit:

        Graphite electrodes.............................    $     66     $      54      $   133     $     98
        Graphite and carbon products....................          30            19           56           38
                                                             -------      --------      ---------    -------
           Consolidated gross profit....................    $     96     $      73      $   189      $   136
                                                             =======      ========       ======       ======



(5)  Restructuring Plan

     In September 1998, we recorded a restructuring charge of $86 million in connection with a global restructuring and rationalization plan to reduce costs and improve operating efficiencies. The principal actions of the plan involve the closure of manufacturing operations in Welland, Canada and Berlin, Germany, and the centralization and consolidation of administrative and

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(3)  Restructuring Plan (Cont.)

     financial functions. These actions, which will result in the elimination of approximately 430 administrative and manufacturing positions, are expected to be completed in 1999.

     The following is a summary of activity relating to the accrued liabilities associated with the restructuring plan:


                                                             Balance at            1999            Balance at
                                                        December 31, 1998        Payments         June 30, 1999
                                                        -----------------        --------         -------------
     Severance and related costs...................           $      30            $   11          $      19
     Plant shut down and related costs.............                  18                 2                 16
     Postmonitoring and environmental..............                   9                 1                  8
                                                                -------             -----             ------
                                                              $      57            $   14          $      43
                                                                =======             =====             ======


     Our Berlin plant ceased production activities in 1998. Our Welland plant ceased production activities in April 1999. In addition, the relocation of our corporate headquarters to Nashville, Tennessee was completed during the 1999 first quarter.

     Cash payments of $14 million were made in the 1999 first half. Payments of $3 million were associated with our Berlin plant, and payments of $11 million were associated with our Welland plant. Approximately 256 positions were eliminated in the 1999 first half. The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

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

     On April 7, 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares in the United States and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. On April 24, 1998, pursuant to the plea agreement, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing in 1998. The plea agreement was approved by the court and, as a result, we will not be subject to prosecution by the DOJ with respect to any other violations of the U.S. federal antitrust laws occurring prior to April 24, 1998. The payments due in 1998 and 1999 were timely made. The next installment payment of $15 million is due in April 2000.

     In April 1998, we became aware that the Canadian Competition Bureau (the "Competition Bureau") had commenced a criminal investigation as to whether there has been any violation of Canadian antitrust laws by producers of graphite electrodes. In March 1999, pursuant to a plea agreement with the Competition Bureau, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. The plea agreement was approved by the relevant court and, as a result, we will not be subject to prosecution by the Competition Bureau with respect to any antitrust violations occurring prior to the date of the plea agreement. The fine was timely paid.

     The guilty pleas have made it more difficult for us to defend against other investigations as well as civil lawsuits and claims.

     In June 1998, we became aware that the Japanese Fair Trade Commission (the "JFTC") had commenced an investigation as to whether there has been any violation of Japanese antitrust laws by producers and distributors of graphite electrodes. We believe that, among other things, we have good defenses to any claim that we are subject to the jurisdiction of the JFTC. In March 1999, the JFTC issued a "warning" letter to the four Japanese graphite electrode producers. While the JFTC did not issue a "warning" letter to us, the "warning" letter issued to the Japanese producers did reference us as a member of an alleged cartel.

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

     Antitrust Lawsuits

     In 1997, various producers of graphite electrodes (including us) were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint (the "antitrust class action lawsuit"). The plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. In August 1998, the court certified a class of plaintiffs consisting of all persons who purchased graphite electrodes in the United States (the "class") directly from the defendants during the period from July 1, 1992 through June 30, 1997 (the "class period").

     In 1998, various producers of graphite electrodes (including us) were served with a complaint by about 27 steelmakers in the United States commencing a separate civil antitrust lawsuit (the "opt-out lawsuit"). The plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged antitrust violations.

     In 1998, various producers of graphite electrodes (including us), Union Carbide Corporation ("Union Carbide") and Mitsubishi Corporation ("Mitsubishi") were served with a complaint by Nucor Corporation and an affiliate commencing a civil antitrust and fraudulent transfer lawsuit (the "Nucor lawsuit"). The plaintiffs allege that the producer defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and that payments to Union Carbide and Mitsubishi in connection with our leveraged recapitalization in January 1995 violated applicable state fraudulent transfer laws. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations and an order to have payments made by us to Union Carbide and Mitsubishi in connection with our recapitalization returned to us for purposes of enabling us to satisfy any judgments resulting from such alleged antitrust violations.

     In 1998, various producers of graphite electrodes (including us) were served with a petition by Chaparral Steel Company and two affiliates commencing a separate civil antitrust lawsuit (the "Texas lawsuit"). The plaintiffs allege that the defendants violated Texas antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations.

     In 1998, certain other steelmakers in the United States and Canada also served various producers of graphite electrodes (including us) with complaints commencing five separate civil

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(6)  Contingencies (Cont.)


     antitrust lawsuits (four in the United States and one in Canada) in various courts (the "other lawsuits"). The plaintiffs allege that the defendants violated applicable antitrust laws (and applicable conspiracy laws, in the case of the lawsuit in Canada) in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages (in the case of lawsuits in the United States) or actual and punitive damages (in the case of the lawsuit in Canada) resulting from such alleged violations.

     In 1999, various producers of graphite electrodes (including us) were served with a complaint by about 26 steelmakers and related parties, all but one of whom are located outside the United States, commencing a separate civil antitrust lawsuit in the United States (the "foreign customer lawsuit"). The plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes sold or sourced from the United States and those sold and sourced outside the United States. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that, among other things, we have strong defenses against claims alleging that purchases of graphite electrodes outside the United States are actionable under U.S. federal antitrust laws.

     In April 1999, various producers of graphite electrodes (including us) were served with a complaint by Bayou Steel Corporation and an affiliate commencing a separate civil antitrust lawsuit (the "Bayou lawsuit"). The plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations.

     Certain steelmakers in other countries who purchased graphite electrodes from us, and certain customers who purchased other products from us, have threatened to commence civil antitrust lawsuits against us in the United States and other jurisdictions.

     Through July 31, 1999, we have settled the antitrust class action lawsuit, the opt-out lawsuit, the Nucor lawsuit, all of the other lawsuits (in Canada as well as in the United States), certain of the threatened civil antitrust lawsuits and certain possible civil antitrust claims by customers who negotiated directly with us. The settlements to which we are a party cover, among other things, virtually all of the actual and potential claims against us (but not other defendants) by steelmakers in the United States and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The only material exceptions are the Texas lawsuit, the foreign customer lawsuit, the Bayou lawsuit and possible claims by steelmakers in the United States and Canada whose aggregate purchases of graphite electrodes do not constitute a material portion of our sales of graphite electrodes in the United States and Canada. Although each settlement is unique, in the aggregate the settlements consist primarily of current and deferred cash payments with some product credits and, in a few instances, discounts. Through July 31, 1999, all payments due under the settlements have been timely made.

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

     Earnings Charge

     We recorded a pre-tax charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million reserve is calculated on a basis net of imputed interest on installments payments of the DOJ fine. Actual liabilities and expenses (including settled investigations, lawsuits and claims as well as the continuing investigation by the EU authority and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $340 million. To the extent that these liabilities and expenses are reasonably estimable, at July 31, 1999, $340 million continues to represent our estimate of these liabilities and expenses. In the aggregate, the fines and settlements described above as well as related defense costs and other expenses are within the amounts we used to evaluate the $340 million charge.

     Through June 30, 1999, an aggregate of $180 million of fines, settlements and expenses have been paid and an aggregate of $8 million of imputed interest has been paid. As of June 30, 1999, $160 million remains in the reserve and, based on information known to us at July 31, 1999, the aggregate amount of remaining committed payments for fines and settlements was about $87 million and the aggregate amount of remaining committed payments for imputed interest was about $12 million. About $32 million of these payments for fines and settlements are due before June 30, 2000. Amounts due under the settlement of the antitrust class action may be increased if additional claims are filed by members of the class or if it is determined that steelmakers outside the United States who purchased graphite electrodes invoiced and sourced within the United States are members of the class and such steelmakers file claims thereunder.

     Shareholder Derivative Lawsuit

     In March 1998, UCAR was served with a complaint commencing a shareholder derivative lawsuit. Certain former and current directors and officers are named as defendants. UCAR is named as a nominal defendant. The plaintiff alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by us and our employees with antitrust laws and that certain

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(6)  Contingencies (Cont.)

     of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws and seeks recovery for UCAR of damages to us resulting from these alleged breaches and sales. In 1998, UCAR and the individual defendants filed a motion to dismiss the complaint on the grounds that plaintiff failed to make a demand upon UCAR's Board of Directors prior to commencing the lawsuit and to sufficiently allege that such a demand would have been futile. In June 1999, the motion was granted. The plaintiff has filed a notice indicating he intends to appeal the dismissal.

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

     We have been vigorously defending, and intend to continue to vigorously defend, against this lawsuit. We may at any time however, settle this lawsuit and are in discussions with our insurance carriers and plaintiff's counsel. This lawsuit is still in its early stages and no evaluation of liability related to this lawsuit can yet be made. As mentioned above, the guilty pleas have made it more difficult to defend against claims asserted against us.

(7)  Financial Instruments

     Certain of the Company's foreign subsidiaries sold receivables of $43 million in the 1998 first half and $34 million in the 1999 first half. Receivables sold with recourse remaining on the Consolidated Balance Sheets were $15 million at June 30, 1998 and $2 million at June 30, 1999.

                             UCAR INTERNATIONAL INC.

Introduction to Part I, Items 2 and 3, and Part II, Item 1

Important Terms

We use the following terms to identify various companies or groups of companies, markets or other matters. These terms help to simplify the presentation of information in this Report.

UCAR refers to UCAR International Inc. only. UCAR is our public parent company and the issuer of the common stock covered by this Report.

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

Subsidiaries  refers  to those  companies  which,  at the  relevant  time,  were majority owned or wholly owned directly or indirectly by UCAR or its predecessors described below. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1996 through June 30, 1999, except for: our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999 when it became 100% owned; Carbone Savoie S.A.S. ("Carbone Savoie"), which was acquired in early 1997 and has been 70% owned; and our South African subsidiary, which was 50% owned until April 1997, when it became 100% owned.

We, us or our refers collectively to UCAR, its subsidiaries and its and their predecessors to the extent those predecessors' activities related to the graphite and carbon business or, if the context so requires otherwise, individually to UCAR or UCAR Global.

Presentation of Financial, Market and Legal Data

Separate consolidated financial statements of UCAR Global are not presented because they would not be materially different than the Consolidated Financial Statements.

We present our financial information on a consolidated basis, including all subsidiaries where our ownership is greater than 50%. We do not restate financial information for periods prior to the acquisition of subsidiaries. This means that the financial information for our German subsidiary and Carbone Savoie is consolidated, since their acquisitions, on each line of the Consolidated Financial Statements and the equity of the other 30% owners in those subsidiaries is reflected on the single line entitled "minority stockholders' share of income."

References to cost in the context of our low-cost producer strategy do not include the unusual or non-recurring charges identified in the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 1998 (the "Annual Report") on the lines entitled "antitrust investigations and related lawsuits and claims," "restructuring charge" or "impairment loss on Russian assets" or the impact of accounting changes.

                             UCAR INTERNATIONAL INC.

Unless otherwise noted, all cost savings and reductions are estimates based on a comparison to costs in 1998 or the 1998 fourth quarter and on the assumption that net sales and other operating conditions are the same in 1999, 2000, 2001 and thereafter as they were in 1998.

Neither any statements in this Report nor any charge taken by us relating to any legal proceedings constitute an admission as to any wrongdoing or liability.

Reference is made to the Annual Report for background information on various contingencies and other matters related to circumstances affecting us and our industry.

Forward Looking Statements

This Report contains forward looking statements. These include statements about such matters as future production of steel in electric arc furnaces, future prices and sales of and demand for graphite electrodes and other products, future operational and financial performance of various businesses, plans and programs relating to strategies and divestiture, joint venture, operating, global integration and capital projects, legal matters and related fees and costs, consulting fees and related projects, and future costs, cost savings and reductions, margins and earnings. The words "estimate," "project," "believe," "anticipate," "intend" and "expect" and similar expressions identify some of these statements. Except as otherwise required for periodic reports required to be filed by public companies with the SEC pursuant to the SEC's rules, we have no duty to update these statements.

Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

o the possibility that global economic conditions may not improve or may worsen;

o the possibility that announced or anticipated additions to capacity for producing steel in electric arc furnaces or announced or anticipated reductions in graphite electrode manufacturing capacity may not occur;

o the possibility that increased production of steel in electric arc furnaces may not result in increased demand for or prices or sales of graphite electrodes;

o the occurrence of unanticipated events or circumstances  relating to  pending
  antitrust investigations  or  pending   antitrust, shareholder derivative or
  securities lawsuits;

o the commencement of investigations or lawsuits relating to the same subject matter as these pending investigations or lawsuits;

o the occurrence of unanticipated events or circumstances relating to our plans or projects; and

                             UCAR INTERNATIONAL INC.

o changes in currency exchange rates, changes in regional economic conditions, changes in competitive conditions, technological developments, and other risks and uncertainties, including those described in this Report and the Annual Report.

No assurance can be given that any future strategic alliances or divestitures described in this Report or the Annual Report will be completed or as to the timing or terms of any such transaction.

                             UCAR INTERNATIONAL INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We are the world's largest manufacturer of high quality graphite and carbon electrodes and cathodes as well as flexible graphite. We sell our products in more than 80 countries and have manufacturing facilities on four continents. We operate in two business segments: graphite electrodes, which are our principal products, and graphite and carbon products, which include carbon electrodes, graphite and carbon cathodes, flexible graphite, and graphite and carbon specialties. Our graphite and carbon products business segment contributes about one-third of our net sales.

Graphite electrodes, our principal products, are consumed primarily in the production of steel in electric arc furnaces, the steelmaking technology used by all "mini-mills." Mini-mills constitute the growth sector of the steel industry. Graphite electrodes are also used for refining steel in ladle furnaces and in other smelting processes. Carbon electrodes are used primarily in the production of silicon metal, which is used in the manufacture of aluminum. Cathodes are used as lining for furnaces that smelt aluminum. Flexible graphite, which we sell under the tradename GRAFOIL(R), is used in gaskets and for other sealing purposes. In addition to the steel and metals industries, we sell our products to the semiconductor, automotive, aerospace, chemical and transportation industries.

We have the largest share of the free trading markets in all of our major product lines except for graphite specialties. We believe that our average cost of sales of our graphite electrodes is currently the lowest among major producers in our industry. In addition to our large market shares and position as a low-cost producer of high quality products, we believe that our strengths include our new management team, our global manufacturing base (which includes multiple low cost locations and fully integrated state-of-the-art facilities), our exceptional customer technical service, our diversified customer base and our record of product innovation and process improvement.

Our strategic goal is to be the best global manufacturer and customer service-driven company with the best product performance in the graphite and carbon industry. We are focused on reducing costs and improving operating efficiencies, improving product performance and technical and commercial customer service, and developing and expanding new and existing profitable technologies. We seek to be the lowest cost supplier in the industry and to use that to our competitive advantage. We seek to use our strategies and build on our strengths to leverage earnings growth within existing product lines and through new product innovation and penetration of related new and niche markets.

Global Restructuring and Rationalization Plan and Other Initiatives. In September 1998, UCAR's Board of Directors adopted a global restructuring and rationalization plan, which we believe is the most aggressive major cost reduction plan currently being implemented in the graphite and carbon industry. The plan is intended to enhance stockholder value by focusing on optimizing margins, maximizing cash flow, generating growth in earnings and strengthening competitiveness through operating and overhead cost reduction and plant rationalization. The plan is also intended, over the long term, to strengthen our position as a low cost supplier to the steel and metals industries

                            UCAR INTERNATIONAL INC.

and, over the near term, to respond to global economic conditions that have been adversely impacting our customers.

The plan had a positive impact on earnings in the 1999 second quarter and we believe that the plan will continue to have a positive impact on earnings, particularly in the second half of 1999. Under the plan, which includes plant rationalization, plant cost reductions and overhead cost reductions, targeted annual cost savings are $64 million in 1999 with an annualized run rate of about $80 million by the end of 1999, about $111 million by the end of 2000 and about $135 million by the end of 2001 and thereafter. We also believe that the plan will reduce working capital needs and improve efficiencies.

Planned plant rationalization is on or ahead of schedule. Savings under the global restructuring and rationalization plan were ahead of target for the 1999 second quarter, aggregating $21 million. We achieved savings of $15 million in cost of sales, including $13 million in graphite electrode cost of sales ($250 per metric ton) and $2 million in graphite and carbon products cost of sales, as well as savings of $6 million in overhead and taxes.

For the 1999 first half, savings under the plan aggregated $31 million. We achieved savings of $19 million in cost of sales, including $16 million in graphite electrode cost of sales ($160 per metric ton) and $3 million in graphite and carbon products cost of sales, as well as savings of $12 million in overhead and taxes. We expect to exceed our savings targets of $64 million in 1999 and an annualized run rate of $80 million by the end of 1999.

Consistent with our strategic goals, we are seeking strategic alliances to enhance our strengths and growth in existing product lines and related new and niche markets. Our relationship with Aluminium Pechiney S.A. in the cathode business is an example of a successful strategic alliance. Current areas of focus include our graphite and carbon specialties business and our flexible graphite business, where we see possible applications in the fuel cell, semiconductor and flame retardant industries. Alliances may be structured as joint ventures, licensing, supply or other arrangements. We may also divest or rationalize parts of certain businesses in our graphite and carbon products business segment.

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

                            UCAR INTERNATIONAL INC.

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

As a result of the continued strength of the U.S. economy and the beginning of recovery in other areas of the global economy, we believe that worldwide electric arc furnace steel production is beginning to recover from that downturn. Signs of recovery which we see include price increases of various steel end products that we believe are being implemented and operating rates of electric arc furnace steelmakers that we believe are increasing.

We are benefiting from that recovery. Our volume of graphite electrodes sold increased by 10% in the 1999 second quarter as compared to the 1999 first quarter. We continue seeing an increase in customer orders for graphite electrodes, and we expect that prices for our graphite electrodes (in local currencies) should continue stabilizing. We believe this recovery could increase 1999 second half graphite electrode shipments to about 15 percent over a rather weak first half. The areas of caution are the continued strengthening of the U.S. dollar, softer prices in certain parts of the world and the lack of any signs of graphite electrode price improvement in the export markets.

Demand for some of our other products is also beginning to improve. In particular, we have seen increased demand for cathodes from the aluminum industry, and flexible graphite demand has remained healthy. The demand for certain products sold to the silicon metals industry has remained weak. Pricing for most products in our graphite and carbon products business segment has also remained weak.

Highlights of Second Quarter Operating Results. Net sales increased by $9 million, operating profit increased by $9 million and net income increased by $6 million in the 1999 second quarter from depressed levels in the 1999 first quarter, primarily as a result of the improvement in economic conditions and the cost savings described above.

Earnings for the 1999 second quarter were $0.47 per diluted share, a 38% increase over the 1999 first quarter earnings of $0.34 per diluted share. Gross profit margin improved from 31.2% in the 1999 first quarter to 34.6% in the 1999 second quarter, and operating profit margins improved from 20.8% to 24.2%, respectively, despite depressed volumes, reduced selling prices and the negative impact of a stronger U.S. dollar on selling prices. Gross profit for the graphite electrode business segment was $54 million (38.3% of net sales) in the 1999 second quarter as compared to $44 million (33.3% of net sales) in the 1999 first quarter. Gross profit for the graphite and carbon products business segment was $19 million (27.1% of net sales) for both the 1999 first and second quarters. Our improvement is largely attributable to the internal programs undertaken by new management.

These results are substantially below those in the 1998 second quarter because of the impact of global economic conditions which worsened throughout 1998 and into the 1999 first quarter.

                            UCAR INTERNATIONAL INC.

Refinancing, Management of Liquidity and Debt Reduction. In November 1998, the Senior Bank Facilities were refinanced and the indenture governing the
Subordinated Notes (the "Subordinated Note Indenture") was amended. In connection with the refinancing, we obtained additional term debt of $210 million.

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

We are continuing to manage our liquidity as described in the Annual Report. Cash flow from operations for the 1999 second quarter was $78 million (before net antitrust fines, settlements and expenses of $17 million and restructuring payments of $9 million). Cash flow from changes in our working capital (before net antitrust fines, settlements and expenses and restructuring payments) was $67 million more in the 1999 second quarter than in the 1999 first quarter. This improvement reflects both improvements in our results of operations and our focus on improving cash management (including short term investments, short term debt and prepaid expenses as well as cash and cash equivalents), reducing inventories, factoring and reducing accounts receivable, and improving payment timing and terms of accounts payable. Total debt decreased by $93 million to $747 million at the end of the 1999 second quarter from $840 million at the end of the 1999 first quarter. Net debt (total debt less cash, cash equivalents and short term investments) at June 30, 1999 was $722 million, a decrease of $43 million from March 31, 1999. Other measures of liquidity and financial strength at June 30, 1999 and for the 1999 second quarter are somewhat below those at June 30, 1998 and for the 1998 second quarter, however, reflecting the impact of global economic conditions which worsened throughout 1998 and into the 1999 first quarter, largely offset by the cost savings and working capital improvements described above. We believe that, under current economic and other factors and conditions affecting us and our industry, we will be able to successfully continue to implement our plans to manage liquidity.

Litigation Matters. Since 1997, we have been served with subpoenas, search warrants and information requests by antitrust authorities in the United States, the European Union and elsewhere in connection with antitrust investigations. In addition, civil antitrust lawsuits have been commenced and threatened against us and other producers and distributors of graphite electrodes in the United States and elsewhere. We recorded a pre-tax charge against results of operations for 1997 in the amount of $340 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. In April 1998, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine in the aggregate amount of $110 million, payable in six annual installments, of which $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. In March 1999, our Canadian subsidiary pled guilty to a one-count charge of violating Canadian antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. We have settled virtually all of the graphite electrode antitrust claims by steelmakers in the United States and Canada as well as antitrust claims by certain other customers. None of the settlement or plea agreements contain

                            UCAR INTERNATIONAL INC.

restrictions on future prices of our graphite electrodes. We are continuing to cooperate with the antitrust authority in the European Union in its investigation. Through June 30, 1999, we have paid an aggregate of $180 million of fines, settlements and expenses and an aggregate of $8 million of imputed interest. In the aggregate, the fines, settlements and expenses are within the amounts we used for purposes of evaluating the $340 million charge. Actual liabilities and expenses could be materially higher than such charge. We currently believe that recovery under our insurance will not materially offset liabilities which have or may have or may become due in connection with antitrust investigations or related lawsuits or claims.

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

Currency Matters. We incur manufacturing costs and sell our products in multiple currencies. As a result, in general, our results of operations and financial condition are affected by changes in currency exchange rates and by inflation in countries with highly inflationary economies where we have manufacturing facilities. To manage certain exposures to risks caused by changes in currency exchange rates, we engage in hedging activities and use various off-balance financial investments. To account for translation of foreign currencies into U.S. dollars for consolidation and reporting purposes, we record foreign currency translation adjustments in accumulated other comprehensive income
(loss) as part of stockholders' equity in the Consolidated Balance Sheets, except in the case of operations in highly inflationary economies (or which predominantly use the U. S. dollar for their purchases and sales) where we record foreign currency translation gains and losses as part of other (income) expense (net) in the Consolidated Statement of Operations. We also record foreign currency transaction gains and losses as part of other (income) expense
(net).

During the 1999 first half, many of the currencies in which we manufacture and sell our products weakened against the U.S. dollar. The most significant change occurred in Brazil, where the Brazilian currency devalued about 45% against the U.S. dollar during the 1999 first half. In the 1999 first half, our stockholders' equity decreased by $44 million as a result of cumulative translation adjustments, including $32 million associated with our Brazilian subsidiary. In the 1999 first half, the net impact of currency changes included in other (income) expense (net) was nil, after taking into account $1 million as a result of cumulative foreign currency translation gains and $1 million of foreign currency transaction losses (including $3 million of unrealized gains associated with the U.S. dollar-denominated assets and liabilities of our Brazilian subsidiary).

Results of Operations

Three Months Ended June 30, 1999 as Compared to Three Months Ended June 30, 1998. Net sales of $211 million in the 1999 second quarter represented a $37 million, or 15%, decrease from $248 million in the 1998 second quarter. Gross profit of $73 million in the 1999 second quarter represented a $23 million, or 24%, decrease from $96 million in the 1998 second quarter.

                            UCAR INTERNATIONAL INC.

Gross profit margin was 34.6% in the 1999 second quarter as compared to 38.7% in the 1998 second quarter.

The decrease in net sales and gross profit was primarily due to lower volumes and sales revenue per metric ton and the impact of currency exchange rate changes. The lower volumes and sales revenue per metric ton were due primarily to changes in global economic conditions that reduced demand for steel and other metals. This, in turn, reduced demand for most of our products, particularly graphite electrodes. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than a corresponding decrease in cost of sales.

Graphite Electrode Business Segment. Net sales of graphite electrodes decreased 18%, or $32 million, to $141 million in the 1999 second quarter from $173 million in the 1998 second quarter. The decrease was primarily attributable to a reduction of 3,600 metric tons, or 7%, in the volume of graphite electrodes sold to 51,300 metric tons in the 1999 second quarter from 54,900 metric tons in the 1998 second quarter. The reduced volume of graphite electrodes sold represented about $11 million of the $32 million decrease in net sales.

The average sales revenue per metric ton (in U.S. dollars and net of changes in currency exchange rates) of our graphite electrodes was $2,691 in the 1999 second quarter as compared to $3,072 in the 1998 second quarter. The reduced average sales revenue per metric ton represented about $21 million of the $32 million decrease in net sales. Included in the reduction in average sales revenue per metric ton is the lowering of prices by our Brazilian subsidiary because of competitive cost advantages resulting from the Brazilian currency devaluation, which accounted for about $6 million of the $21 million decrease in net sales. Other currency exchange rate changes also accounted for about $6 million of the $21 million decrease in net sales. The balance of the $21 million decrease in net sales was largely attributable to changes in product mix and, to a lesser extent, volume concessions in export markets.

Cost of sales for graphite electrodes decreased 19%, or $20 million, to $87 million in the 1999 second quarter from $107 million in the 1998 second quarter. Gross profit declined 18%, or $12 million, to $54 million in the 1999 second quarter from $66 million in the 1998 second quarter. Gross profit margin for graphite electrodes increased to 38.3% in the 1999 second quarter from 38.2% in the 1998 second quarter, despite the reduced average sales revenue per metric ton.

The decrease in cost of sales was primarily due to lower volumes. Lower volumes adversely affect our capacity utilization rate, which typically has the effect of increasing cost of sales per metric ton since the same fixed costs must be absorbed by a smaller quantity of products. The increase in gross profit margin, however, was primarily due to cost savings from our global rationalization and restructuring plan.

Graphite and Carbon Products Business Segment. Net sales of graphite and carbon products decreased 7%, or $5 million, to $70 million in the 1999 second quarter from $75 million in the 1998 second quarter. The decrease was primarily due to the global economic conditions that resulted in lower demand and lower prices for graphite specialties sold to the semiconductor, aerospace and

                            UCAR INTERNATIONAL INC.

aircraft industries, partially offset by increased demand for graphite cathodes sold to the aluminum industry. Demand for and net sales of our other products remained relatively stable.

Cost of sales for graphite and carbon products increased 13%, or $6 million, to $51 million in the 1999 second quarter from $45 million in the 1998 second quarter. The impact of changes in product mix and cost increases, which increased cost of sales, were partially offset by cost savings. As a result of the changes described above, gross profit declined 37%, or $11 million, to $19 million in the 1999 second quarter from $30 million in the 1998 second quarter. Gross profit margin for graphite and carbon products decreased to 27.1% in the 1999 second quarter from 40.0% in the 1998 second quarter. The decrease in gross profit margin was due to the combination of a decrease in net sales and increase in cost of sales.

Operating Profit for Us as a Whole. Operating profit in the 1999 second quarter was $51 million, or 24.2% of net sales, as compared to $68 million, or 27.4% of net sales, in the 1998 second quarter. The decrease in operating profit was primarily due to lower gross profit.

Selling, administrative and other expenses decreased to $23 million in the 1999 second quarter from $26 million in the 1998 second quarter primarily due to lower corporate administration expenses resulting from cost savings under our global rationalization and restructuring plan and reduced variable compensation expense.

Other (income) expense (net) was income of $3 million in the 1999 second quarter as compared to nil in the 1998 second quarter. The change was primarily due to a reduction in consulting fees and gain of $2 million from the sale of the assets of our spray cooled systems business. Interest income was lower in the 1999 second quarter due to a decrease in short-term investments.

     Other Items Affecting Us as a Whole. Interest expense increased to $20 million in the 1999 second quarter from $19 million in the 1998 second quarter. The increase primarily resulted from imputed interest expense of $1 million associated with the $110 million antitrust fine payable to the DOJ in six annual installments. Average outstanding total debt was $817 million in the 1999 second quarter as compared to $788 million in the 1998 second quarter. The average annual interest rate was 9.1% in the 1999 second quarter as compared to 8.8% in the 1998 second quarter. These average annual interest rates exclude imputed interest on the antitrust fine. The increase in the average annual interest rate was due to an increase in the margin over LIBOR which we pay under the Senior Bank Facilities as a result of the refinancing completed in November 1998, partially offset by a decrease in LIBOR. We incurred additional debt in 1998 and early in the 1999 second quarter to finance a portion of the fines and settlements paid in connection with antitrust investigations and related lawsuits and claims.

Provision for income taxes was $8 million in the 1999 second quarter as compared to $17 million in the 1998 second quarter. During the 1999 second quarter, the provision for income taxes reflected a 27% effective rate, which is lower than the U.S. federal income tax rate of 35%, primarily due to higher earnings from consolidated entities with lower effective rates. During the 1998 second quarter, the provision for income taxes reflected a 34% effective rate. The lower rate in the 1999

                            UCAR INTERNATIONAL INC.

second quarter was primarily due to earnings of consolidated entities with lower effective rates relative to 1998 and higher effective tax rates on dividends of earnings taxed in the U.S.

As a result of the changes described above, net income was $22 million in the 1999 second quarter, a decrease of 29% from net income of $31 million in the 1998 second quarter.

Six Months Ended June 30, 1999 as Compared to Six Months Ended June 30, 1998. Net sales of $413 million in the 1999 first half represented a $79 million, or 16%, decrease from net sales of $492 million in the 1998 first half. Gross profit of $136 million in the 1999 first half represented a $53 million, or 28%, decrease from gross profit of $189 million in the 1998 first half. Gross profit margin was 32.9% in the 1999 first half as compared to 38.4% in the 1998 first half.

The decrease in net sales and gross profit was primarily due to lower volumes and sales revenue per metric ton and the impact of currency exchange rate changes. The lower volumes and sales revenue per metric ton were due primarily to changes in global economic conditions that reduced demand for steel and other metals. This, in turn, reduced demand for most of our products, particularly graphite electrodes. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than a corresponding decrease in cost of sales.

Graphite Electrode Business Segment. Net sales of graphite electrodes decreased 20%, or $67 million, to $273 million in the 1999 first half from $340 million in the 1998 first half. The decrease was primarily attributable to a reduction of 9,600 metric tons, or 9%, in the volume of graphite electrodes sold to 97,900 metric tons in the 1999 first half from 107,500 metric tons in the 1998 first half. The reduced volume of graphite electrodes sold represented about $29 million of the $67 million decrease in net sales.

The average sales revenue per metric ton (in U.S. dollars and net of changes in currency exchange rates) of our graphite electrodes was $2,723 in the 1999 first half as compared to $3,065 in the 1998 first half. The reduced average sales revenue per metric ton represented about $38 million of the $67 million decrease in net sales. The reduction in average sales revenue per metric ton was partially due to the lowering of prices by our Brazilian subsidiary because of competitive cost advantages resulting from the Brazilian currency devaluation, which accounted for about $12 million of the $38 million decrease in net sales. Other currency exchange rate changes also accounted for about $9 million of the $38 million decrease in net sales. The balance of the $38 million decrease in net sales was largely attributable to changes in product mix and, to a lesser extent, volume concessions in export markets.

Cost of sales for graphite electrodes decreased 15%, or $32 million, to $175 million in the 1999 first half from $207 million in the 1998 first half. Gross profit declined 26%, or $35 million, to $98 million in the 1999 first half from $133 million in the 1998 first half. Gross profit margin for graphite electrodes decreased to 35.9% in the 1999 first half from 39.1% in the 1998 first half.

The decrease in cost of sales was primarily due to lower volumes and cost savings. Lower volumes adversely affect our capacity utilization rate, which typically has the effect of increasing cost of sales per metric ton since the same fixed costs must be absorbed by a smaller quantity of

                            UCAR INTERNATIONAL INC.

products. The decrease in gross profit margin was primarily due to reduced average sales revenue per metric ton.

Graphite and Carbon Products Business Segment. Net sales of graphite and carbon products decreased 8%, or $12 million, to $140 million in the 1999 first half from $152 million in the 1998 first half. The decrease was primarily due to the global economic conditions that resulted in lower demand and lower prices for carbon electrodes sold to the silicon metals industry and for graphite specialties sold to the semiconductor, aerospace and aircraft industries, partially offset by increased demand for graphite cathodes sold to the aluminum industry. Demand for and prices of our other products remained relatively stable.

Cost of sales for graphite and carbon products increased 6%, or $6 million, to $102 million in the 1999 first half from $96 million in the 1998 first half. The impact of cost increases and changes in product mix, which increased cost of sales, were partially offset by cost savings. As a result of the changes described above, gross profit declined 32%, or $18 million, to $38 million in the 1999 second quarter from $56 million in the 1998 second quarter. Gross profit margin for graphite and carbon products decreased to 27.1% in the 1999 first half from 36.8% in the 1998 first half. The decrease in gross profit margin was primarily due to the combination of a decrease in net sales and increase in cost of sales.

Operating Profit of Us as a Whole. Operating profit in the 1999 first half was $93 million, or 22.5% of net sales, as compared to $129 million, or 26.2% of net sales, in the 1998 first half. The decrease in operating profit was primarily due to lower gross profit.

Selling, administrative and other expenses decreased to $45 million in the 1999 first half from $52 million in the 1998 first half primarily due to lower corporate administration expenses resulting from cost savings under our global rationalization and restructuring plan and reduced variable compensation expense.

Other (income) expense (net) was income of $6 million in the 1999 first half as compared to expense of $4 million in the 1998 first half. The change was primarily due to a reduction in consulting fees, currency exchange rate translation and foreign currency transaction gains, and a gain of $2 million on the sale of the assets of our spray cooled systems business. Interest income was lower in the 1999 first half due to a decrease in short-term investments.

     Other Items Affecting Us as a Whole. Interest expense increased to $39 million in the 1999 first half from $35 million in the 1998 first half. The increase primarily resulted from imputed interest expense of $2 million associated with the $110 million antitrust fine payable to the DOJ in six annual installments and higher interest expense of $2 million associated with increased total debt. Average outstanding total debt was $825 million in the 1999 first half as compared to $767 million in the 1998 first half. The average annual interest rate was 8.8% in the 1999 first half as compared to 8.7% in the 1998 first half. These average annual interest rates exclude imputed interest on the antitrust fine. The increase in the average annual interest rate was due to an increase in the margin over LIBOR which we pay under the Senior Bank Facilities as a result of the refinancing completed in November 1998, partially offset by a decrease in LIBOR. We incurred additional debt in 1998 and

                            UCAR INTERNATIONAL INC.

early in 1999 to finance a portion of the fines and settlements paid in connection with antitrust investigations and related lawsuits and claims.

Provision for income taxes was $14 million in the 1999 first half as compared to $27 million in the 1998 first half. During the 1999 first half, the provision for income taxes reflected a 27% effective rate, which is lower than the U.S. federal income tax rate of 35%, primarily due to earnings from consolidated entities with lower effective rates. For the 1998 first half, the provision for income taxes reflected a 28% effective rate.

As a result of the changes described above, net income was $38 million in the 1999 first half, a decrease of 42% from net income of $66 million in the 1998 first half.

Liquidity and Capital Resources

Our sources of funds have consisted principally of invested capital, cash flow from operations, and debt financing. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures, and payment of fines, liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

We are highly leveraged and have substantial obligations in connection with antitrust investigations and antitrust and securities lawsuits and claims. We had total debt of $747 million and a stockholders' deficit of $293 million at June 30, 1999 as compared to total debt of $804 million and a stockholders' deficit of $287 million at December 31, 1998. Cash, cash equivalents and short-term investments were $25 million at June 30, 1999 as compared to $69 million at December 31, 1998.

Debt (net of cash, cash equivalents and short-term investments) was $722 million at June 30, 1999 as compared to $735 million at December 31, 1998.

Cash Flow Provided by Operating Activities. Cash flow provided by operating activities was $39 million in the 1999 first half as compared to $8 million in the 1998 first half. This improvement of $31 million resulted primarily from a lower use of cash flow for working capital of approximately $55 million, offset by lower net income (including non-cash items) of approximately $15 million and an increased use of cash associated with long term assets and liabilities of $9 million.

Use of cash flow for working capital was $40 million in the 1999 first half, an improvement of $55 million from a use of $95 million in the 1998 first half. The improvement occurred despite the use of $35 million for payment of net fines, settlements and expenses in connection with antitrust investigations and related lawsuits and claims during the 1999 first half (as compared to $13 million in the 1998 first half) and the use of $14 million for restructuring payments during the 1999 first half. The improvement was due primarily to reductions in the use of cash of $53 million for inventories, $32 million for payables and accruals, and $6 million for receivables. The working capital improvement resulted from improved cash and inventory management, as well as from factoring $27 million of trade accounts receivable in the 1999 first half.

                            UCAR INTERNATIONAL INC.

Cash Flow Used in Investing Activities. We used $20 million of cash flow in investing activities during the 1999 first half as compared to $42 million during the 1998 first half. This improvement of $22 million was primarily due to a reduction in cash used in short term investments by our Brazilian subsidiary of $19 million and a reduction in cash used for capital expenditures of $2 million. In addition, cash provided from the sale of our spray cooled systems business assets was $3 million in the 1999 first half, as compared to cash provided from the sale of assets in the ordinary course of business of $2 million in the 1998 first half.

Cash Flow Provided by (Used in) Financing Activities. Cash flow used in financing activities was $56 million in the 1999 first half as compared to cash provided by financing activities of $46 million in the 1998 first half. Financing activities from long term debt consisted of $39 million of net payments under the Senior Bank Facilities in the 1999 first half as compared to $76 million of net borrowings in the 1998 first half. The net payments made in the 1999 first half were funded primarily through improved cash and inventory management and decreased working capital requirements as compared to the 1998 first half. Net short-term debt reductions were $16 million in the 1999 first half as compared to $31 million in the 1998 first half. Net short-term debt reductions were lower in the 1999 first half due to lower short-term borrowings by our Brazilian subsidiary and lower borrowings by other non-U.S. subsidiaries to meet local cash needs.

Accounting Changes

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently evaluating the impact of SFAS 133 on our financial position, results of operations and cash flows.

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

In 1996, we decided to upgrade and integrate substantially all of our systems, both domestic and foreign. As part of this process, for the past three years, we have been remediating our existing systems so that they are Year 2000 compliant. Remediation consists of identifying, analyzing, replacing or modifying, and testing our existing systems so that they are Year 2000 compliant. Testing includes documentation review. In addition, for the past three years, when we have installed or plan to install new systems, whether installed as part of this upgrade and integration, as part of process improvement or cost reduction projects or otherwise, we believe that they have been, or will be at the time of installation, Year 2000 compliant.

                            UCAR INTERNATIONAL INC.

We identified the following systems that required analysis for Year 2000 compliance: finance and control systems; local and wide area networks; production process systems and instrumentation; stand-alone and networked personal computers; and other business equipment and site systems.

Substantially all of our personal computers and our finance and control systems have been analyzed, modified or replaced, and tested and are Year 2000 compliant. Remediation of our production process systems and instrumentation, local and wide-area networks, and other business equipment and site systems has been substantially completed.

Independent verification of our Year 2000 compliance efforts was substantially completed in the 1999 second quarter.

We have conducted surveys of customers, suppliers and service providers to determine whether they have any Year 2000 issues which, if not addressed, could have a material impact on us. Based on responses which we have received from these surveys, we believe that customers and critical suppliers and service providers representing about 90% of our business activities involving third parties will be Year 2000 compliant on a timely basis. The critical suppliers and service providers who responded negatively to our surveys do not represent sole suppliers or service providers where an interruption in supply or service would materially impair continued normal business activities. No utility provider responded negatively to our survey. Follow up is ongoing with customers, suppliers and service providers that have not responded to our surveys. On-site visits are planned to evaluate the Year 2000 compliance status of critical suppliers and service providers.

We are continuing the development of contingency plans to respond to risks of either one or more of our systems not being Year 2000 compliant or our customers or critical suppliers or service providers not being Year 2000 compliant on a timely basis. We expect to have these plans finalized and in place by the end of the 1999 third quarter. Our contingency plans will place particular emphasis on the completion of remediation by our manufacturing operations and the ability of certain electric utility providers that supply electric power to our manufacturing operations to be Year 2000 compliant on a timely basis. Contingency plans will include consideration of alternative sources of supply or service, customer communication plans and plant and business response plans.

The failure to sufficiently remediate Year 2000 issues in a timely fashion could pose substantial risks for us. These risks include possible manufacturing system malfunctions, including shutdowns. The extent of these risks to us is uncertain at this time.

We estimate that the aggregate incremental cost we will incur for internal and external services in connection with Year 2000 issues will be about $3 million. We estimate that about $2 million of the cost was incurred prior to 1999. Internal costs consist principally of payroll costs for our information systems group.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

                            UCAR INTERNATIONAL INC.

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

Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to LIBOR. We use interest rate caps to manage the risk associated with these changes.
Our exposure to changes in currency exchange rates results primarily from:

o investments in our foreign subsidiaries and in our share of the earnings of those subsidiaries, which are denominated in local currencies,

o raw material purchases made by our foreign subsidiaries in a currency other than the local currency, and

o export sales made by our subsidiaries in a currency other than the local currency.

When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. We held contracts for the purpose of hedging these risks with an aggregate notional amount of about $414 million at June 30, 1999. All of our contracts mature within one year. All of our contracts are accounted for as hedges and, accordingly, gains and losses are reflected in the cost basis of the underlying transaction. Unrealized gains and losses on outstanding foreign currency contracts were not material at June 30, 1999.

During the 1999 first half, many of the currencies of countries in which we manufacture and sell our products weakened against the U.S. dollar. The most significant change occurred in Brazil, where the currency devalued by about 45% against the U.S. dollar in the 1999 first half. These currency changes resulted in a $44 million reduction in stockholders' equity in the 1999 first half due to cumulative translation adjustments, including $32 million associated with our Brazilian subsidiary.

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

On April 7, 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares in the United States and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. On April 24, 1998, pursuant to the plea agreement, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing in 1998. The agreement was approved by the District Court and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of the U.S. federal antitrust laws occurring prior to April 24, 1998. The payments due in 1998 and 1999 were timely made.

In April 1998, we became aware that the Canadian Competition Bureau (the "Competition Bureau") had commenced a criminal investigation as to whether there has been any violation of Canadian antitrust laws by producers of graphite electrodes. In March 1999, pursuant to a plea agreement between our Canadian subsidiary and the Competition Bureau, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn.$11 million. The plea agreement was approved by the relevant court and, as a result, under the plea agreement, we will not be subject to

                             UCAR INTERNATIONAL INC.


prosecution by the Competition Bureau with respect to any antitrust violations occurring prior to the date of the plea agreement. The fine was timely paid.

The guilty pleas make it more difficult for us to defend against other investigations as well as civil lawsuits and claims.

In June 1998, we became aware that the Japanese Fair Trade Commission (the "JFTC") had commenced an investigation as to whether there has been any violation of Japanese antitrust laws by producers and distributors of graphite electrodes. We believe that, among other things, we have good defenses to any claim that we are subject to the jurisdiction of the JFTC. In March 1999, the JFTC issued a "warning" letter to the four Japanese graphite electrode producers. While the JFTC did not issue a similar "warning" letter to us, the "warning" letter issued to the Japanese producers did reference us as a member of an alleged cartel.

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

Antitrust Lawsuits. In 1997, various producers of graphite electrodes (including us) were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint in the District Court (sometimes called the "antitrust class action lawsuit"). In the consolidated complaint to the antitrust class action lawsuit, the plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. In August 1998, the District Court certified a class of plaintiffs consisting of all persons who purchased graphite electrodes in the United States (sometimes called the "class") directly from the defendants during the period from July 1, 1992 through June 30, 1997 (sometimes called the "class period").

In 1998, various producers of graphite electrodes (including us) were served with a complaint by about 27 steelmakers in the United States commencing a separate civil antitrust lawsuit in the District Court (sometimes called the "opt-out lawsuit"). In the complaint to the opt-out lawsuit, the plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged antitrust violations.

In 1998, various producers of graphite electrodes (including us), Union Carbide Corporation ("Union Carbide") and Mitsubishi Corporation ("Mitsubishi") were served with a complaint by Nucor Corporation and an affiliate commencing a civil antitrust and fraudulent transfer lawsuit in the District Court (sometimes called the "Nucor lawsuit"). In the complaint to the Nucor lawsuit, the plaintiffs allege that the producer defendants violated U.S. federal antitrust laws in connection

                             UCAR INTERNATIONAL INC.


with the sale of graphite electrodes and that payments to Union Carbide and Mitsubishi in connectionwith our leveraged recapitalization in January 1995 violated applicable state fraudulent transfer laws. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations and an order to have payments made by us to Union Carbide and Mitsubishi in connection with our recapitalization declared to be fraudulent conveyances and returned to us for purposes of enabling us to satisfy any judgments resulting from such alleged antitrust violations.

In 1998, various producers of graphite electrodes (including us) were served with a petition by Chaparral Steel Company and two affiliates commencing a separate civil antitrust lawsuit entitled Chaparral Steel Company, et al. v. Showa Denko Carbon, Inc., et al. in the District Court of Ellis County, Texas (sometimes called the "Texas lawsuit"). In the petition to the Texas lawsuit, the plaintiffs allege that the defendants violated Texas antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations.

In 1998, certain other steelmakers in the United States and Canada also served complaints commencing five separate civil antitrust lawsuits (four in the United States and one in Canada) in various courts (sometimes called the "other lawsuits"). Various producers of graphite electrodes (including us) have been named as defendants in some or all of the complaints. In the complaints to the other lawsuits, the plaintiffs allege that the defendants violated applicable antitrust laws (and applicable conspiracy laws, in the case of the lawsuit in Canada) in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages (in the case of lawsuits in the United States) or actual and punitive damages (in the case of the lawsuit in Canada) resulting from such alleged violations. Each of the other lawsuits in the United States has been consolidated with the antitrust class action lawsuit, the opt-out lawsuit and the Nucor lawsuit for purposes of discovery.

All antitrust lawsuits against one producer of graphite electrodes, SGL Carbon Corporation, the U.S. subsidiary of SGL Carbon AG, have been stayed as a result of the filing in December 1998 of a petition by SGL Carbon Corporation in the United States District Court for the District of Delaware for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

In 1999, various producers of graphite electrodes (including us) were served with a complaint by about 26 steelmakers and related parties, all but one of whom are located outside the United States, commencing a separate civil antitrust lawsuit entitled Ferromin International Trade Corporation, et al. vs. UCAR International Inc., et al. in the District Court (sometimes called the "foreign customer lawsuit"). The plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes sold or sourced from the United States and those sold and sourced outside the United States. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that, among other things, we have strong defenses against claims alleging that purchases of graphite electrodes outside the United States are actionable under U.S. federal antitrust laws.

                             UCAR INTERNATIONAL INC.

In April 1999, various producers of graphite electrodes (including us) were served with a complaint by Bayou Steel Corporation and an affiliate commencing a separate civil antitrust lawsuit entitled Bayou Steel Corporation, et al. v. The Carbide/Graphite Group, Inc., et al. in the District Court (sometimes called the "Bayou lawsuit"). In the complaint to the Bayou lawsuit, the plaintiffsallege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations.

Certain steelmakers in other countries who purchased graphite electrodes from us, and certain customers who purchased other products from us, have threatened to commence civil antitrust lawsuits against us in the United States and in other jurisdictions.

Through July 31, 1999, we have settled the antitrust class action lawsuit, the opt-out lawsuit, the Nucor lawsuit, all of the other lawsuits (in Canada as well as in the United States), certain of the threatened civil antitrust lawsuits and certain possible civil antitrust claims by customers who negotiated directly with us. The settlements to which we are a party cover, among other things, virtually all of the actual and potential claims against us (but not other defendants) by steelmakers in the United States and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The only material exceptions are the Texas lawsuit, the foreign customer lawsuit, the Bayou lawsuit and possible claims by steelmakers in the United States and Canada whose aggregate purchases of graphite electrodes do not constitute a material portion of our sales of graphite electrodes in the United States and Canada. None of the settlements (or the plea agreements in connection with antitrust investigations) contain restrictions on future prices of our graphite electrodes. Although each settlement is unique, in the aggregate the settlements consist primarily of current and deferred cash payments with some product credits and, in a few instances, discounts. Through July 31, 1999, all payments due under the settlements have been timely made.

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

Earnings Charge. We recorded a pre-tax charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million reserve is calculated on a basis net of imputed interest on installment payments of the DOJ fine. Actual liabilities and expenses (including settled investigations, lawsuits and claims as well as the continuing investigations by the

                             UCAR INTERNATIONAL INC.

EU authority and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $340 million. To the extent that these liabilities and expenses are reasonably estimable, at July 31, 1999, $340 million continues to represent our estimate of these liabilities and expenses. In the aggregate, the fines, settlements and expenses described above are within the amounts we used to evaluate the $340 million charge.

Through June 30, 1999, an aggregate of $180 million of fines, settlements and expenses has been paid and an aggregate of $8 million with imputed interest has been paid. As of June 30, 1999, $160 million remains in the reserve and, based on information known to us at July 31, 1999, the aggregate amount of remaining committed payments for fines and settlements was about $87 million and the aggregate amount of remaining committed payments for imputed interest was about $12 million. About $32 million of these payments for fines and settlements are due before June 30, 2000. Amounts due under the settlement of the antitrust class action may be increased if additional claims are filed by members of the class or if it is determined that steelmakers outside the United States who purchased graphite electrodes invoiced and sourced within the United States are members of the class and such steelmakers file claims thereunder.

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

In the complaint, the plaintiff alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by us and our employees with antitrust laws. The plaintiff also alleges that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws. The complaint seeks recovery for UCAR of damages to us resulting from these alleged breaches and sales. In 1998, UCAR and the individual defendants filed a motion to dismiss the complaint on the grounds that plaintiff failed to make a demand upon UCAR's Board of Directors prior to commencing the lawsuit and to sufficiently allege that such a demand would have been futile. In June 1999, the motion was granted. The plaintiff has filed a notice indicating that he intends to appeal the dismissal.

This lawsuit is being pursued for recovery from the individual defendants on behalf of (and payable to) UCAR and any indemnification obligations which UCAR may have to the individual defendants would result from judgments or settlements in favor of UCAR. As a result, we believe

                             UCAR INTERNATIONAL INC.

that UCAR's ultimate exposure in this lawsuit is limited to expenses, including defense costs, and possibly reimbursement of certain of plaintiff's attorneys' fees and expenses.

Securities  Class Action  Lawsuit.  In April and May 1998,  UCAR was served with complaints commencing securities class actions in the United States District Court for the District of Connecticut. The complaints have been consolidated into a single lawsuit entitled In re: UCAR International Inc. Securities Litigation, and the Florida State Board of Administration has been designated as lead plaintiff (without prejudice to defendants' right to contest such designation on the basis that such plaintiff would not be an adequate class representative). A consolidated amended complaint was served in September 1998. The defendants named in the consolidated amended complaint are UCAR and each of Messrs. Krass, Hart, Mancino, Wiemels, Wolf, Hutchins, Lipson, Peterson and Schwarzman. The proposed class consists of all persons (other than the defendants) who purchased common stock during the period from August 1995 through March 1998.

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

We have been vigorously defending, and intend to continue to vigorously defend, against this lawsuit. We may at any time however, settle this lawsuit and are in discussions with our insurance carriers and plaintiff's counsel. This lawsuit is still in its early stages and no evaluation of liability related to this lawsuit can yet be made. As mentioned above, the guilty pleas make it more difficult to defend against claims asserted against us.

                             UCAR INTERNATIONAL INC.

Item 4. Submission of Matters to a Vote of Security Holders

On May 11, 1999, UCAR held its annual meeting of stockholders in Nashville, Tennessee. The stockholders elected the following directors with corresponding votes for and withheld:


                                     Number of                 Number of
        Name of Director         Shares Voted for          Shares Withheld
        ----------------         ----------------          ---------------
R. Eugene Cartledge............     42,465,648                 204,500
Alec Flamm.....................     42,462,783                 207,365
John R. Hall...................     42,466,548                 203,600
Robert D. Kennedy..............     42,465,253                 204,895
Thomas Marshall................     42,466,188                 203,960
Michael C. Nahl................     42,467,953                 202,195
Gilbert E. Playford............     42,467,838                 202,310


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    The exhibits listed in the following table have been filed as part of this Report.

    Exhibit
    Number                  Description of Exhibit
    ------                  ----------------------
    27.1 Financial Data Schedule for the quarter ended June 30, 1999 (for Commission use only)

(b) Reports on Form 8-K

    No Report on Form 8-K was filed during the quarter for which this Report is filed.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                             UCAR INTERNATIONAL INC.
                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UCAR INTERNATIONAL INC.

Date:  August 11, 1999                By:   /s/ Corrado F. De Gasperis
                                           --------------------------
                                           Corrado F. De Gasperis
                                           Controller
                                           (Principal Accounting Officer)

                             UCAR INTERNATIONAL INC.

                                INDEX TO EXHIBITS



Exhibit No.   Description                                               Page No.

27.1 Financial Data Schedule for the quarter ended June 30, 1999 (for Commission use only)