Form 10-Q/A
period 1999-03-31
UCAR INTERNATIONAL INC
filed 1999-11-15
CIK 931148

================================================================================

                                FORM 10-Q/A No. 1
                                 ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE  ACT OF 1934 for the transition period from ....... to ...........
                                 ---------------

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _____ Yes [X] ____ No [ ]

As of March 31, 1999, 45,082,530 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                                EXPLANATORY NOTE

           This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 is filed to correct certain information contained in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and, therefore, only contains Part I, Items 1 and 2 and Part II, Item 6. The error and correct information were first disclosed in the Registrant's earnings release for the third quarter of 1999 which was filed on October 27, 1999 in a Current Report on Form 8-K.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION:

  Item 1. Financial Statements:

     Consolidated Balance Sheets as of December 31, 1998
      and March 31, 1999............................................      Page 3

     Consolidated Statements of Operations for the Three Months
      ended March 31, 1998 and 1999.................................      Page 4

     Consolidated Statements of Cash Flows for the Three Months
      ended March 31, 1998 and 1999.................................      Page 5

     Consolidated Statement of Stockholders' Equity (Deficit) for the
      Three Months ended March 31, 1999.............................      Page 6

     Notes to Consolidated Financial Statements.....................      Page 7

  Introduction to Part I, Items 2 and 3, and Part II, Item 1.......      Page 18

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................      Page 21

PART II. OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K..........................     Page 31


SIGNATURE..........................................................      Page 32


INDEX TO EXHIBITS..................................................     Page E-1

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)

                                                   December 31,       March 31,
                        ASSETS                        1998              1999
                                                      ----              ----
Current assets:                                                      (Unaudited)
  Cash and cash equivalents....................... $      58         $      68
  Short-term investments..........................        11                 7
  Notes and accounts receivable...................       198               211
  Inventories:
     Raw materials and supplies...................        58                58
     Work in process..............................       150               135
     Finished goods...............................        56                61
                                                     -------           -------
                                                         264               254
  Prepaid expenses................................        47                46
                                                     -------           -------
            Total current assets..................       578               586
                                                     -------           -------
Property, plant and equipment.....................     1,220             1,160
Less: accumulated depreciation....................       752               727
                                                     -------           -------
            Net fixed assets......................       468               433
Other assets......................................        91                91
                                                     -------           -------

            Total assets.......................... $   1,137         $   1,110
                                                     =======           =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable................................ $      67         $      63
  Short-term debt.................................        19                15
  Payments due within one year on long-term debt..        63                64
  Accrued income and other taxes..................        28                24
  Other accrued liabilities.......................       198               172
                                                     -------           -------
            Total current liabilities.............       375               338
                                                     -------           -------
Long-term debt....................................       722               761
Other long-term obligations.......................       266               263
Deferred income taxes.............................        48                49
Minority stockholders' equity in consolidated
  entities........................................        13                13

Stockholders' equity (deficit):
  Preferred stock, par value $.01, 10,000,000
    shares authorized, none issued................         -                 -
  Common stock, par value $.01, 100,000,000
    shares authorized, 47,411,296 shares issued
    at December 31, 1998, 47,425,836 shares
    issued at March 31, 1999......................         -                 -
  Additional paid-in capital......................       521               523
  Accumulated other comprehensive income (loss)...      (157)             (198)
  Retained earnings (deficit).....................      (566)             (552)
  Less: cost of common stock held in treasury,
    2,226,498 shares at December 31, 1998,
    2,343,306 shares at March 31, 1999............       (85)              (87)
                                                     -------           -------
            Total stockholders' equity (deficit)..      (287)             (314)
                                                     -------           -------
            Total liabilities and stockholders'
              equity (deficit).................... $   1,137         $   1,110
                                                     =======           =======

          See accompanying Notes to Consolidated Financial Statements
                                        3

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)

                                   (Unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                            1998       1999
                                                            ----       ----

Net sales..........................................     $    244    $   202
Cost of sales......................................          151        139
                                                         -------    -------
       Gross profit................................           93         63
Research and development...........................            2          2
Selling, administrative and other expenses.........           26         22
Other (income) expense (net).......................            4         (3)
                                                         -------    -------
       Operating profit............................           61         42
Interest expense...................................           16         22
                                                         -------    -------
       Income before provision for income taxes....           45         20
Provision for income taxes.........................           10          5
                                                         -------    -------
       Income of consolidated entities.............           35         15
Less: minority stockholders' share of income.......            -          1
                                                         -------    -------
       Net income..................................      $    35    $    14
                                                         =======    =======

Basic earnings per common share:
    Basic net income per share.....................      $  0.77    $  0.30

    Weighted average common shares outstanding
      (in thousands)...............................       44,940     45,192
                                                         =======    =======

Diluted earnings per common share:
    Diluted net income per share...................      $  0.74    $  0.30

    Weighted average common shares outstanding
      (in thousands)...............................       46,670     46,501
                                                         =======    =======

          See accompanying Notes to Consolidated Financial Statements

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)
                                                                 Three Months
                                                                Ended March 31,
Cash flow from operating activities:                           1998       1999
                                                               ----       ----
  Net income..........................................      $    35    $     14
  Non-cash charges to net income:
    Depreciation and amortization.....................           14          12
    Deferred income taxes.............................            1           4
    Other non-cash charges............................            7           5
  Working capital *...................................          (65)        (50)
  Long-term assets and liabilities....................            3           2
                                                            -------      ------
        Net cash used in operating activities.........           (5)        (13)
                                                            -------      ------
Cash flow from investing activities:
  Capital expenditures................................          (13)        (12)
  Purchases of short-term investments.................          (19)        (13)
  Maturity of short-term investments..................            4          16
                                                            -------      ------
        Net cash used in investing activities.........          (28)         (9)
                                                            -------      ------
Cash flow from financing activities:
  Short-term debt borrowings (reductions), net........            5          (5)
  Long-term debt borrowings...........................           45          42
  Long-term debt reductions...........................          (24)          -
                                                            -------      ------
        Net cash provided by financing activities.....           26          37
                                                            -------      ------
Net increase (decrease) in cash and cash equivalents..           (7)         15
Effect of exchange rate changes on cash and cash
  equivalents..........................................           -          (5)
Cash and cash equivalents at beginning of period.......           58         58
                                                             -------     ------
Cash and cash equivalents at end of period.............     $     51   $     68
                                                             =======     ======
Supplemental  disclosures  of cash flow  information:
  Net cash paid during the period for:
        Interest expense...............................     $     20   $     23
        Income taxes...................................           13          8

* Net change in working capital due to the following
  components:
  (Increase) decrease in current assets:
        Notes and accounts receivable..................     $      6   $    (19)
        Inventories....................................          (25)        (4)
        Prepaid expenses...............................            1         (2)
  Decrease in accounts payable and accruals............          (47)        (2)
  Antitrust investigations and related lawsuits
    and claims.........................................            -        (18)
  Restructuring payments...............................            -         (5)
                                                             -------     ------
        Working capital................................     $    (65)  $    (50)
                                                             =======    =======

          See accompanying Notes to Consolidated Financial Statements


                                 PART I (Cont.)

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)
                                   (Unaudited)


                                                                          Accumulated
                                                                             Other
                                                             Additional   Comprehensive   Retained                          Total
                                                 Common       Paid-in        Income      Earnings      Treasury       Stockholders'
                                                  Stock       Capital        (Loss)      (Deficit)       Stock      Equity (Deficit)
                                                  -----       -------        ------      ---------       -----      ----------------
Balance at December 31, 1998................      $  -        $  521       $ (157)       $ (566)       $  (85)           $ (287)

Comprehensive income (loss):

   Net income...............................         -             -            -            14             -                14

   Foreign currency translation adjustments          -             -          (41)            -             -               (41)
                                               -------       -------      -------       -------       -------           -------
Total comprehensive income (loss)...........         -             -          (41)           14             -               (27)
Acquisition of treasury shares..............         -             2            -             -            (2)                -
                                               -------       -------      -------       -------       -------           -------
      Balance at March 31, 1999.............      $  -        $  523       $ (198)       $ (552)       $  (87)           $ (314)
                                               =======       =======      =======       =======       =======           =======



          See accompanying Notes to Consolidated Financial Statements
                                       6

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

         The following is a summary of the  consolidated  assets and liabilities
of  UCAR  Global  and  its  subsidiaries  and  their  consolidated   results  of
operations:

                                                 December 31,        March 31,
                                                     1998              1999
                                                     ----              ----
                                                      (Dollars in millions)

    Assets:
      Current assets........................     $    578         $     586
                Non-current assets..........          559               524
                                                 --------         ---------

                    Total assets............     $  1,137         $   1,110
                                                 ========         =========
   Liabilities:
      Current liabilities...................     $    375         $     338
      Non-current liabilities...............        1,036             1,073
                                                 --------         ---------

                    Total liabilities.......     $  1,411         $   1,411
                                                 ========         =========

   Minority stockholders' equity in
     consolidated entities..................     $     13         $      13
                                                 ========         =========

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                   (Unaudited)

(2)      UCAR Global Enterprises Inc. (Cont.)

                                                             Three Months
                                                            Ended March 31,
                                                        1998              1999
                                                        ----              ----
                                                         (Dollars in millions)

         Net sales................................    $   244           $   202
         Gross profit.............................    $    93           $    63
         Net income ..............................    $    35           $    14


(3)    Earnings Per Share

         Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, using the following data:

                                                             Three Months
                                                            Ended March 31,
                                                        1998              1999
                                                        ----              ----
         Weighted average common shares outstanding
         for basic calculation.....................  44,939,545      45,192,295
         Add:  Effect of stock options.............   1,730,726       1,308,443
                                                     ----------      ----------
         Weighted average common shares outstanding,
           adjusted for diluted calculation......... 46,670,271      46,500,738
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

                                                  Three Months Ended March 31,
                                                        1998        1999
                                                        ----        ----
                                                       (Dollars in millions)

    Net sales to external customers:
      Graphite electrodes.........................    $  167       $  132
      Graphite and carbon products................        77           70
                                                      ------       ------
        Consolidated net sales....................    $  244       $  202
                                                      ======       ======

    Gross profit:
      Graphite electrodes.........................    $  67        $   44
      Graphite and carbon products................       26            19
                                                      -----        ------
           Consolidated gross profit..............    $  93        $   63
                                                      =====        ======

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

     The following is a summary of activity relating to the accrued liabilities associated with the restructuring plan:


                                                                   Balance at              1999                 Balance at
                                                               December 31, 1998          Payments            March 31, 1999
 Severance and related costs......................                   $   30                $    4                 $   26
 Plant shut down and related costs................                       18                     1                     17
 Postmonitoring and environmental..............                           9                     -                      9
                                                                      -----                 -----                  -----
                                                                     $   57                $    5                 $   52
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

     Cash payments of $5 million were made in the 1999 first quarter. Payments of $1 million were associated with our Berlin facility, and payments of $4 million were associated with our Welland plant. Approximately 135 positions were eliminated in the 1999 first quarter. The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

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

     On April 7, 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares in the United States and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. On April 24, 1998, pursuant to the plea agreement, UCAR pled guilty to a one count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing 1998. The plea agreement was approved by the court and, as a result, we will not be subject to prosecution by the DOJ with respect to any other violations of the U.S.

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

     Through May 7, 1999, we have settled the antitrust class action lawsuit, the opt-out lawsuit, the Nucor lawsuit, all of the other lawsuits (in Canada as well as in the United States), certain of the threatened civil antitrust lawsuits and certain possible civil antitrust claims by customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us (but not other defendants) by steelmakers in the United States and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The only material exceptions are the Texas lawsuit, the foreign customer lawsuit, the Bayou lawsuit and possible claims by steelmakers in the United States and Canada whose aggregate purchases of graphite electrodes do not constitute a material portion of our sales of graphite electrodes in the United States and Canada. Although each settlement is unique, in the aggregate the settlements consist primarily of current and deferred cash payments with some product credits and discounts. Through March 31, 1999, all payments due, an aggregate of $163 million, have been timely made. As of March 31, 1999 and based on information known to us at May 7, 1999, the aggregate amount remaining due under the settlements was approximately $24 million, most of which is payable in 1999. Amounts due under the settlement of the antitrust class action may be increased if additional claims are filed by members of the class or if it is determined that steelmakers outside the United States who purchased graphite electrodes sourced within the United States are members of the class and such steelmakers file claims thereunder.
                                       15

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

                             UCAR INTERNATIONAL INC.


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

     Our strategic goal is to be the best global manufacturer and customer service-driven company in the graphite and carbon industry. We are focused on providing our customers with exceptional commercial and technical service along with the best product performance in the industry. We seek to be the lowest cost supplier in the industry and to use that to our competitive advantage.

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

                             UCAR INTERNATIONAL INC.


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

                             UCAR INTERNATIONAL INC.


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

                             UCAR INTERNATIONAL INC.


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

                             UCAR INTERNATIONAL INC.


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

                             UCAR INTERNATIONAL INC.

and aircraft industries. The decreases were partially offset by increased demand for graphite cathodes sold to the aluminum industry. Demand for and prices of other products remained relatively stable.

     Cost of sales for graphite and carbon products was $51 million in both the 1999 first quarter and the 1998 first quarter. The impact of lower overall operating levels on cost of sales was largely offset by changes in product mix. Gross profit margin for graphite and carbon products decreased to 27.1% in the 1999 first quarter from 33.8% in the 1998 first quarter. The decrease in gross profit margin was primarily due to the fact that the decrease in net sales was not accompanied by a decrease in cost of sales.

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

     Other Items Affecting the UCAR Group. Interest expense increased to $22 million in the 1999 first quarter from $16 million in the 1998 first quarter. The increase resulted from both imputed interest expense of $1 million associated with the $110 million antitrust fine payable in six annual installments and higher interest expense of $5 million associated with increased debt levels and higher interest rates. Average outstanding total debt was $834 million in the 1999 first quarter as compared to $747 million in the 1998 first quarter. The average annual interest rate was 9.99% in the 1999 first quarter as compared to 8.53% in the 1998 first quarter. These average annual interest rates exclude the imputed interest on the antitrust fine. The increase in the average annual interest rate was due to an increase in the margin over LIBOR which we pay under the Senior Bank Facilities as a result of the refinancing completed in November 1998. The impact of this increase in the margin was slightly offset by lower LIBOR. We incurred additional debt in 1998 and in the 1999 first quarter to finance a portion of the fines and settlements paid in connection with antitrust investigations and related lawsuits and claims.

     Provision for income taxes was $5 million for the 1999 first quarter as compared to $10 million for the 1998 first quarter. For the 1999 first quarter, provision for income taxes reflected a 27% effective rate, which was lower than the U.S. federal income tax rate of 35%, primarily due to earnings resulting from consolidated entities with lower effective tax rates. For the 1998 first quarter, provision for income taxes reflected a 22% effective rate. The lower rate in the 1998 first quarter was a result of certain one-time foreign tax benefits and incentives.

                             UCAR INTERNATIONAL INC.


     As a result of the changes described above, net income was $14 million in the 1999 first quarter, a decrease of 60% from net income of $35 million in the 1998 first quarter.

Liquidity and Capital Resources

     Our sources of funds have consisted principally of invested capital, cash flow from operations, and debt financing. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures, and payment of fines, liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

     We are highly leveraged and have substantial obligations in connection with antitrust investigations and antitrust and securities lawsuits and claims. We had total debt of $840 million and a stockholders' deficit of $314 million at March 31, 1999 as compared to total debt of $804 million and a stockholders' deficit of $287 million at December 31, 1998. Cash, cash equivalents and short-term investments were $75 million at March 31, 1999 as compared to $69 million at December 31, 1998.

     Debt (net of cash, cash equivalents and short-term investments and excluding the $340 million reserve) was $765 million at March 31, 1999 as compared to $735 million at December 31, 1999.

Cash Flow

     Cash Flow Used in Operating Activities. Cash flow used in operating activities was $13 million in the 1999 first quarter as compared to $5 million in the 1998 first quarter. The increased use of cash of $8 million resulted primarily from lower net income of approximately $22 million, partially offset primarily by a lower use of cash flow for working capital of approximately $15 million.

     Use of cash flow for working capital was $50 million in the 1999 first quarter, an improvement of $15 million from a use of $65 million in the 1998 first quarter. The improvement occurred despite the use of $18 million for payment of settlements and fines in connection with antitrust investigations and related lawsuits and claims and the use of $5 million for restructuring payments during the 1999 first quarter. The improvement was due primarily to a reduction of $21 million in the use of cash flow for inventories and a reduction of $45 million in the use of cash flow for payables, mainly as a result of lower production levels attributable to global economic conditions. This was partially offset by an increase of $25 million in receivables resulting from stronger net sales in the latter part of the 1999 first quarter and an increase in days sales outstanding due to slower collection rates when compared to the 1998 first quarter.

     Cash Flow Used in Investing Activities. We used $9 million of cash flow in investing activities during the 1999 first quarter as compared to $28 million during the 1998 first quarter.

                             UCAR INTERNATIONAL INC.

This $19 million improvement resulted primarily from reduced investment activity by our Brazilian subsidiary. Cash flow used for capital expenditures was $1 million lower in the 1999 first quarter than in the 1998 first quarter.

     Cash Flow Provided by Financing Activities. Cash flow provided by financing activities was $37 million in the 1999 first quarter as compared to $26 million in the 1998 first quarter. Financing activities consisted of $42 million of long-term debt borrowings under the Senior Bank Facilities in the 1999 first quarter as compared to $21 million of net borrowings in the 1998 first quarter. The increased borrowings were used primarily to fund payment of settlements and fines associated with antitrust investigations and related lawsuits and claims. Increased net long-term debt borrowings were partially offset by a $5 million net reduction in short-term debt in the 1999 first quarter as compared to $5 million net increase in short-term debt in the 1998 first quarter. This $10 million improvement in the 1999 first quarter as compared to the 1998 first quarter resulted from reduced short-term debt levels at our Brazilian subsidiary.

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

                             UCAR INTERNATIONAL INC.


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

                             UCAR INTERNATIONAL INC.


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

                             UCAR INTERNATIONAL INC.


     Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The exhibits listed in the following table have been filed as part of this Report.

     Exhibit
     Number                                    Description of Exhibit
     ------                                    ----------------------

      27.1 Financial Data Schedule for the quarter ended March 31, 1999 (for Commission use only) (Incorporated by reference to the Company's 10-Q filed on May 14, 1999)

      27.2 Financial Data Schedule restated for the quarters ended March 31, 1997 and 1998 (for Commission use only) (Incorporated by reference to the Company's 10-Q filed on May 14, 1999)

      27.2A Restated Financial Data Schedule for the quarter ended March 31, 1999 (for Commission use only)

      27.3 Financial Data Schedule restated for the quarters ended June 30, 1997 and 1998 (for Commission use only) (Incorporated by reference to the Company's 10-Q filed on May 14, 1999)

      27.4 Financial Data Schedule restated for the quarters ended September 30, 1997 and 1998 (for Commission use only)(Incorporated by reference to the Company's 10-Q filed on May 14, 1999)

(b)  Reports on Form 8-K

     No Report on Form 8-K was filed during the quarter for which this Report is filed.

                             UCAR INTERNATIONAL INC.

                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 UCAR INTERNATIONAL INC.

Date:  November 15, 1999                  By:  /s/ Corrado F. DeGasperis
                                                  -------------------------
                                                  Corrado F. DeGasperis
                                                  Controller
                                                  (Principal Accounting Officer)

                             UCAR INTERNATIONAL INC.

                                INDEX TO EXHIBITS


Exhibit No.    Description                                             Page No.

   27.2A Restated Financial Data Schedule for the quarter ended March 31, 1999 (for Commission use only)