Form 10-Q/A
period 1999-06-30
UCAR INTERNATIONAL INC
filed 1999-11-15
CIK 931148

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

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE  ACT OF 1934 for the  transition  period from ........ to ........

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

                                EXPLANATORY NOTE

           This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 is filed to correct certain information contained in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and, therefore, only contains Part I, Items 1 and 2 and Part II, Item 6. The error and correct information were first disclosed in the Registrant's earnings release for the third quarter of 1999 which was filed on October 27, 1999 in a Current Report on Form 8-K.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION:

 Item 1.   Financial Statements:

   Consolidated Balance Sheets as of December 31, 1998
     and June 30, 1999.............................................      Page 3

   Consolidated  Statements of Operations  for the Three Months
     ended June 30, 1998 and 1999 and for the Six Months
     ended June 30, 1998 and 1999..................................      Page 4

   Consolidated Statements of Cash Flows for the Six Months
     ended June 30, 1998 and 1999..................................      Page 5

   Consolidated Statement of Stockholders' Equity (Deficit) for the
     Six Months ended June 30, 1999................................      Page 6

   Notes to Consolidated Financial Statements......................      Page 7

 Introduction to Part I, Items 2 and 3, and Part II, Item 1........      Page 17

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................      Page 20

PART II. OTHER INFORMATION:

 Item 6.   Exhibits and Reports on Form 8-K.........................     Page 32


SIGNATURE..........................................................      Page 33


INDEX TO EXHIBITS..................................................     Page E-1

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)

                                                   December 31,      June 30,
                          ASSETS                      1998             1999
                                                      ----             ----
Current assets:                                                      Unaudited)
  Cash and cash equivalents.......................   $   58            $   18
  Short-term investments..........................       11                 7
  Notes and accounts receivable...................      198               190
  Inventories:
    Raw materials and supplies....................       58                54
    Work in process...............................      150               137
    Finished goods................................       56                52
                                                    -------            -------
                                                        264               243
  Prepaid expenses................................       47                28
                                                    -------           -------
            Total current assets..................      578               486
                                                    -------           -------
Property, plant and equipment.....................    1,220             1,144
Less: accumulated depreciation....................      752               716
                                                    -------           -------
            Net fixed assets......................      468               428
Other assets......................................       91                92
                                                    -------           -------

            Total assets..........................   $1,137            $1,006
                                                    =======           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable................................   $   67            $   83
  Short-term debt.................................       19                 3
  Payments due within one year on long-term debt..       63                70
  Accrued income and other taxes..................       28                29
  Other accrued liabilities.......................      198               144
                                                    -------           -------
            Total current liabilities.............      375               329
                                                    -------           -------
Long-term debt....................................      722               674
Other long-term obligations.......................      266               241
Deferred income taxes.............................       48                47
Minority stockholders' equity in consolidated
  entities........................................       13                12

Stockholders' equity (deficit):
  Preferred stock, par value $.01, 10,000,000 shares
    authorized, none issued.......................        -                 -
  Common stock, par value $.01, 100,000,000 shares
    authorized, 47,411,296 shares issued at
    December 31, 1998, 47,425,836 shares issued at
    June 30, 1999.................................        -                 -
  Additional paid-in capital......................      521               523
  Accumulated other comprehensive income (loss)...     (157)             (201)
  Retained earnings (deficit).....................     (566)             (532)
  Less: cost of common stock held in treasury,
    2,226,498 shares at December 31, 1998,
    2,343,306 shares at June 30, 1999.............      (85)              (87)
                                                    -------           -------
            Total stockholders' equity (deficit)..     (287)             (297)
                                                    -------           -------
            Total liabilities and stockholders'
              equity (deficit)....................   $1,137            $1,006
                                                    =======           =======


          See accompanying Notes to Consolidated Financial Statements


                                 PART I. (Cont.)


                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (Unaudited)

                                                                               Three Months                 Six Months
                                                                             Ended June 30,               Ended June 30,
                                                                         1998            1999            1998         1999
                                                                         ----            ----            ----         ----
Net Sales............................................                   $  248          $  211          $  492      $  413
Cost of sales........................................                      152             138             303         277
                                                                         -----           -----           -----       -----
   Gross profit......................................                       96              73             189         136
Research and development.............................                        2               2               4           4
Selling administrative and other expenses............                       26              23              52          45
Other (income) expense (net).........................                        -              (3)              4          (6)
                                                                         -----           -----           -----       -----
   Operating profit..................................                       68              51             129          93
Interest expense.....................................                       19              22              35          44
                                                                         -----           -----           -----       -----
   Income before provision for income taxes..........                       49              29              94          49
Provision for income taxes...........................                       17               8              27          13
                                                                         -----           -----           -----       -----
   Income of consolidated entities...................                       32              21              67          36
Less: Minority stockholders' share of income.........                        1               1               1           2
                                                                         -----           -----           -----       -----
   Net income........................................                   $   31          $   20          $   66      $   34
                                                                         =====           =====           =====       =====

Basic earnings per common share:
   Net income per share..............................                   $ 0.70          $ 0.45          $ 1.47      $ 0.76


   Weighted average common shares outstanding
   (in thousands)....................................                   44,961          45,083          44,950      45,138
                                                                        ======          ======          ======      ======

Diluted earnings per common share:
   Net income per share..............................                   $ 0.67          $ 0.44          $ 1.41      $ 0.74

   Weighted average common and common equivalent
   shares outstanding (in thousands).................                   46,708          46,507          46,689      46,504
                                                                        ======          ======          ======      ======

          See accompanying Notes to Consolidated Financial Statements


                                 PART I. (Cont.)


                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)
                                                                                                Six Months
                                                                                              Ended June 30,
Cash flow from operating activities:                                                         1998        1999
                                                                                             ----        ----
  Net income ...................................................................           $   66      $   34
  Non-cash charges to net income:
    Depreciation and amortization...............................................               26          23
    Deferred income taxes.......................................................                1           6
    Other non-cash charges......................................................                3          14
  Working capital *.............................................................              (95)        (36)
  Long-term assets and liabilities..............................................                7          (2)
                                                                                            -----       -----
         Net cash provided by operating activities..............................                8          39
                                                                                            -----       -----
Cash flow from investing activities:
  Capital expenditures..........................................................              (29)        (27)
  Purchases of short-term investments...........................................              (27)        (17)
  Maturity of short-term investments............................................               12          21
  Sale of assets................................................................                2           3
                                                                                            -----       -----
         Net cash used in investing activities..................................              (42)        (20)
                                                                                            -----       -----
Cash flow from financing activities:
  Short-term debt borrowings (reductions), net..................................              (31)        (16)
  Long-term debt borrowings.....................................................              209          59
  Long-term debt reductions.....................................................             (133)        (98)
  Sale of common stock..........................................................                1           -
  Dividends paid to minority shareholder........................................                -          (1)
                                                                                            -----       -----
         Net cash provided by (used in) financing activities....................               46         (56)
                                                                                            -----       -----
Net increase (decrease) in cash and cash equivalents............................               12         (37)
Effect of exchange rate changes on cash and cash equivalents....................                -          (3)
Cash and cash equivalents at beginning of period................................               58          58
                                                                                            -----       -----
Cash and cash equivalents at end of period......................................           $   70      $   18
                                                                                            =====       =====
Supplemental  disclosures  of cash flow information:
  Net cash paid  during the period for:
         Interest expense.......................................................           $   33      $   40
         Income taxes...........................................................               32          18

* Net change in working capital due to the following components:
    (Increase) decrease in current assets:
         Notes and accounts receivable..........................................           $   (2)     $    4
         Inventories............................................................              (47)          6
  Increase (decrease) in accounts payable and accruals..........................              (33)          3
  Antitrust investigations and related lawsuits and claims, net.................              (13)        (35)
  Restructuring payments........................................................                -         (14)
                                                                                            -----       -----
         Working capital........................................................           $  (95)     $  (36)
                                                                                            =====       =====


          See accompanying Notes to Consolidated Financial Statements


                                 PART I (Cont.)

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)
                                   (Unaudited)

                                                                           Accumulated
                                                                              Other
                                                              Additional  Comprehensive  Retained                   Total
                                                    Common      Paid-in      Income      Earnings   Treasury    Stockholders'
                                                     Stock      Capital      (Loss)      (Deficit)    Stock   Equity (Deficit)
                                                     -----      -------       ----        -------     -----   ---------------
Balance at December 31, 1998..................      $  -         $  521      $ (157)      $ (566)     $ (85)      $(287)

Comprehensive income (loss):

   Net income.................................         -              -           -           34          -           34
   Foreign currency translation adjustments...         -              -         (44)           -          -          (44)
                                                     ---          -----       -----        -----       ----        -----
Total comprehensive income (loss).............         -              -         (44)          34          -          (10)
Acquisition of treasury shares................         -              2           -            -         (2)           -
                                                     ---          -----       -----        -----       ----        -----
     Balance at June 30, 1999.................      $  -         $  523      $ (201)      $ (532)     $ (87)      $ (297)
                                                     ===          =====       =====        =====       ====        =====


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


                                 PART I. (Cont.)


                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(2)  UCAR Global Enterprises Inc. (Cont.)

                                                                                    December 31,        June 30,
                                                                                         1998             1999
                                                                                         ----             ----
                                                                                         (Dollars in millions)
          Assets:
                Current assets..................................................   $      578      $       486
                Non-current assets..............................................          559              520
                                                                                     --------        ---------

                    Total assets................................................   $    1,137       $    1,006
                                                                                     ========        =========
           Liabilities:
                Current liabilities.............................................   $      375       $      329
                Non-current liabilities.........................................        1,036              962
                                                                                     --------        ---------

                    Total liabilities...........................................   $    1,411       $    1,291
                                                                                     ========        =========

           Minority stockholders' equity in consolidated entities...............   $       13       $       12
                                                                                     ========        =========


                                                                        Three Months                      Six Months
                                                                       Ended June 30,                   Ended June 30,
                                                                    1998             1999            1998            1999
                                                                    ----             ----            ----            ----
                                                                    (Dollars in millions)            (Dollars in millions)


           Net sales.................................               $ 248            $ 211          $  492          $  413
           Gross profit..............................                  96               73             189             136
           Net income................................                  31               20              66              34



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

         In 1998, certain other steelmakers in the United States and Canada also served various producers of graphite electrodes (including us) with complaints commencing five separate civil antitrust lawsuits (four in the United States and one in Canada) in various courts (the "other lawsuits"). The plaintiffs allege that the defendants violated applicable antitrust laws (and applicable conspiracy laws, in the case of the lawsuit in Canada) in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages (in the case of lawsuits in the

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(6)  Contingencies (Cont.)


United States) or actual and punitive damages (in the case of the lawsuit in Canada) resulting from such alleged violations.

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

     Shareholder Derivative Lawsuit

     In March 1998, UCAR was served with a complaint commencing a shareholder derivative lawsuit. Certain former and current directors and officers are named as defendants. UCAR is named as a nominal defendant. The plaintiff alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by us and our employees with antitrust laws and that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws and seeks recovery for UCAR of damages to us resulting from these alleged breaches and sales. In 1998, UCAR and the individual defendants filed a motion to dismiss the complaint on the grounds that plaintiff failed to make a demand upon UCAR's Board of Directors prior to commencing the lawsuit and to sufficiently allege

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                   (Unaudited)

(6)  Contingencies (Cont.)

that such a demand would have been futile. In June 1999, the motion was granted. The plaintiff has filed a notice indicating he intends to appeal the dismissal.

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

                             UCAR INTERNATIONAL INC.


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

     Earnings for the 1999 second quarter were $0.44 per diluted share, a 47% increase over the 1999 first quarter earnings of $0.30 per diluted share. Gross profit margin improved from 31.2% in the 1999 first quarter to 34.6% in the 1999 second quarter, and operating profit margins improved from 20.8% to 24.2%, respectively, despite depressed volumes, reduced selling prices and the negative impact of a stronger U.S. dollar on selling prices. Gross profit for the graphite electrode business segment was $54 million (38.3% of net sales) in the 1999 second quarter as compared to $44 million (33.3% of net sales) in the 1999 first quarter. Gross profit for the graphite and carbon products business segment was $19 million (27.1% of net sales) for both the 1999 first and second quarters. Our improvement is largely attributable to the internal programs undertaken by new management.

     These results are substantially below those in the 1998 second quarter because of the impact of global economic conditions which worsened throughout 1998 and into the 1999 first quarter.

     Refinancing, Management of Liquidity and Debt Reduction. In November 1998, the Senior Bank Facilities were refinanced and the indenture governing the Subordinated Notes (the

                             UCAR INTERNATIONAL INC.


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

     Litigation Matters. Since 1997, we have been served with subpoenas, search warrants and information requests by antitrust authorities in the United States, the European Union and elsewhere in connection with antitrust investigations. In addition, civil antitrust lawsuits have been commenced and threatened against us and other producers and distributors of graphite electrodes in the United States and elsewhere. We recorded a pre-tax charge against results of operations for 1997 in the amount of $340 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. In April 1998, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine in the aggregate amount of $110 million, payable in six annual installments, of which $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. In March 1999, our Canadian subsidiary pled guilty to a one-count charge of violating Canadian antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. We have settled virtually all of the graphite electrode antitrust claims by steelmakers in the United States and Canada as well as antitrust claims by certain other customers. None of the settlement or plea agreements contain restrictions on future prices of our graphite electrodes. We are continuing to cooperate with the antitrust authority in the European Union in its investigation. Through June 30, 1999, we have paid an aggregate of $180 million of fines, settlements and expenses and an aggregate of $8 million of

                             UCAR INTERNATIONAL INC.

imputed interest. In the aggregate, the fines, settlements and expenses are within the amounts we used for purposes of evaluating the $340 million charge. Actual liabilities and expenses could be materially higher than such charge. We currently believe that recovery under our insurance will not materially offset liabilities which have or may have or may become due in connection with antitrust investigations or related lawsuits or claims.

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

                             UCAR INTERNATIONAL INC.

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

     Graphite and Carbon Products Business Segment. Net sales of graphite and carbon products decreased 7%, or $5 million, to $70 million in the 1999 second quarter from $75 million in the 1998 second quarter. The decrease was primarily due to the global economic conditions that resulted in lower demand and lower prices for graphite specialties sold to the semiconductor, aerospace and aircraft industries, partially offset by increased demand for graphite cathodes sold to the aluminum industry. Demand for and net sales of our other products remained relatively stable.

     Cost of sales for graphite and carbon products increased 13%, or $6 million, to $51 million in the 1999 second quarter from $45 million in the 1998 second quarter. The impact of changes in

                             UCAR INTERNATIONAL INC.

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

     Other Items Affecting Us as a Whole. Interest expense increased to $22 million in the 1999 second quarter from $19 million in the 1998 second quarter. The increase primarily resulted from imputed interest expense of $1 million associated with the $110 million antitrust fine payable to the DOJ in six annual installments and higher interest expense of $2 million associated with increased debt levels and higher interest rates. Average outstanding total debt was $817 million in the 1999 second quarter as compared to $788 million in the 1998 second quarter. The average annual interest rate was 9.9% in the 1999 second quarter as compared to 8.8% in the 1998 second quarter. These average annual interest rates exclude imputed interest on the antitrust fine. The increase in the average annual interest rate was due to an increase in the margin over LIBOR which we pay under the Senior Bank Facilities as a result of the refinancing completed in November 1998, partially offset by a decrease in LIBOR. We incurred additional debt in 1998 and early in the 1999 second quarter to finance a portion of the fines and settlements paid in connection with antitrust investigations and related lawsuits and claims.

     Provision for income taxes was $8 million in the 1999 second quarter as compared to $17 million in the 1998 second quarter. During the 1999 second quarter, the provision for income taxes reflected a 27% effective rate, which is lower than the U.S. federal income tax rate of 35%, primarily due to higher earnings from consolidated entities with lower effective rates. During the 1998 second quarter, the provision for income taxes reflected a 34% effective rate. The lower rate in the 1999 second quarter was primarily due to earnings of consolidated entities with lower effective rates relative to 1998 and higher effective tax rates on dividends of earnings taxed in the U.S.

     As a result of the changes described above, net income was $20 million in the 1999 second quarter, a decrease of 35% from net income of $31 million in the 1998 second quarter.

                             UCAR INTERNATIONAL INC.

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

                             UCAR INTERNATIONAL INC.

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

     Other Items Affecting Us as a Whole. Interest expense increased to $44 million in the 1999 first half from $35 million in the 1998 first half. The increase primarily resulted from imputed interest expense of $2 million associated with the $110 million antitrust fine payable to the DOJ in six annual installments and higher interest expense of $7 million associated with increased total debt. Average outstanding total debt was $825 million in the 1999 first half as compared to $767 million in the 1998 first half. The average annual interest rate was 9.9% in the 1999 first half as compared to 8.7% in the 1998 first half. These average annual interest rates exclude imputed interest on the antitrust fine. The increase in the average annual interest rate was due to an increase in the margin over LIBOR which we pay under the Senior Bank Facilities as a result of the refinancing completed in November 1998, partially offset by a decrease in LIBOR. We incurred additional debt in 1998 and early in 1999 to finance a portion of the fines and settlements paid in connection with antitrust investigations and related lawsuits and claims.

     Provision for income taxes was $13 million in the 1999 first half as compared to $27 million in the 1998 first half. During the 1999 first half, the provision for income taxes reflected a 27% effective rate, which is lower than the U.S. federal income tax rate of 35%, primarily due to earnings

                             UCAR INTERNATIONAL INC.

from consolidated entities with lower effective rates. For the 1998 first half, the provision for income taxes reflected a 28% effective rate.

     As a result of the changes described above, net income was $34 million in the 1999 first half, a decrease of 48% from net income of $66 million in the 1998 first half.

Liquidity and Capital Resources

     Our sources of funds have consisted principally of invested capital, cash flow from operations, and debt financing. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures, and payment of fines, liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

     We are highly leveraged and have substantial obligations in connection with antitrust investigations and antitrust and securities lawsuits and claims. We had total debt of $747 million and a stockholders' deficit of $297 million at June 30, 1999 as compared to total debt of $804 million and a stockholders' deficit of $287 million at December 31, 1998. Cash, cash equivalents and short-term investments were $25 million at June 30, 1999 as compared to $69 million at December 31, 1998.

     Debt (net of cash, cash equivalents and short-term investments) was $722 million at June 30, 1999 as compared to $735 million at December 31, 1998.

     Cash Flow Provided by Operating Activities. Cash flow provided by operating activities was $39 million in the 1999 first half as compared to $8 million in the 1998 first half. This improvement of $31 million resulted primarily from a lower use of cash flow for working capital of approximately $59 million, offset by lower net income (including non-cash items) of approximately $19 million and an increased use of cash associated with long term assets and liabilities of $9 million.

     Use of cash flow for working capital was $36 million in the 1999 first half, an improvement of $59 million from a use of $95 million in the 1998 first half. The improvement occurred despite the use of $35 million for payment of net fines, settlements and expenses in connection with antitrust investigations and related lawsuits and claims during the 1999 first half (as compared to $13 million in the 1998 first half) and the use of $14 million for restructuring payments during the 1999 first half. The improvement was due primarily to reductions in the use of cash of $53 million for inventories, $36 million for payables and accruals, and $6 million for receivables. The working capital improvement resulted from improved cash and inventory management, as well as from factoring $27 million of trade accounts receivable in the 1999 first half.

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

                             UCAR INTERNATIONAL INC.


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

                             UCAR INTERNATIONAL INC.

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

         Exhibit
         Number                                    Description of Exhibit

          27.1              Financial Data Schedule for the quarter ended
                            June 30, 1999 (for Commission use  only)
                            (Incorporated by reference to the Company's 10-Q filed on August 11, 1999)

          27.2A Restated Financial Data Schedule for the quarter ended June 30, 1999 (for Commission use only)

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


                                                 UCAR INTERNATIONAL INC.



Date:  November 15, 1999                 By:   /s/ Corrado F. De Gasperis
                                                  --------------------------
                                                  Corrado F. De Gasperis
                                                  Controller
                                                  (Principal Accounting Officer)

                             UCAR INTERNATIONAL INC.


                                INDEX TO EXHIBITS



Exhibit No.       Description                                           Page No.

  27.2A Restated Financial Data Schedule for the quarter ended June 30, 1999 (for Commission use only)