Form 10-Q
period 1999-09-30
UCAR INTERNATIONAL INC
filed 1999-11-15
CIK 931148

================================================================================

                                    FORM 10-Q
                                 ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1999, 45,087,798 shares of common stock, par value $.01 per share, were outstanding.

================================================================================



                                TABLE OF CONTENTS



PART I.      FINANCIAL INFORMATION:

    Item 1.   Financial Statements:
         Consolidated Balance Sheets as of December 31, 1998
            and September 30, 1999...................................................................      Page 3

         Consolidated  Statements  of  Operations  for the  Three  Months  ended
            September 30, 1998 and 1999 and for the Nine Months
            ended September 30, 1998 and 1999........................................................      Page 4

         Consolidated Statements of Cash Flows for the Nine Months
            ended September 30, 1998 and 1999........................................................      Page 5

         Consolidated Statement of Stockholders' Equity (Deficit) for the
            Nine Months ended September 30, 1999.....................................................      Page 6

         Notes to Consolidated Financial Statements..................................................      Page 7

    Introduction to Part I, Items 2 and 3, and Part II, Item 1.......................................      Page 18

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations..............................................................      Page 21

    Item 3.   Quantitative and Qualitative Disclosures about Market Risks............................      Page 35


PART II.     OTHER INFORMATION:

    Item 1.   Legal Proceedings......................................................................      Page 37

    Item 6.   Exhibits and Reports on Form 8-K.......................................................      Page 44


SIGNATURE............................................................................................      Page 45


INDEX TO EXHIBITS....................................................................................      Page E-1




                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)
                                                                                         December 31,     September 30,
                                     ASSETS                                                  1998              1999
                                                                                             ----              ----
Current assets:                                                                                            (Unaudited)
    Cash and cash equivalents........................................................   $      58         $      13
    Short-term investments...........................................................          11                 6
    Notes and accounts receivable....................................................         198               181
    Inventories:
       Raw materials and supplies....................................................          58                56
       Work in process...............................................................         150               132
       Finished goods................................................................          56                46
                                                                                          -------           -------
                                                                                              264               234
    Prepaid expenses.................................................................          12                10
    Other current assets.............................................................          35                23
                                                                                          -------           -------
                Total current assets.................................................         578               467
                                                                                          -------           -------
Property, plant and equipment........................................................       1,220             1,156
Less: accumulated depreciation.......................................................         752               720
                                                                                          -------           -------
                Net fixed assets.....................................................         468               436
Other assets.........................................................................          91                89
                                                                                          -------           -------

                Total assets.........................................................   $   1,137         $     992
                                                                                          =======           =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable.................................................................   $      67         $      72
    Short-term debt..................................................................          19                 -
    Payments due within one year on long-term debt...................................          63                81
    Accrued income and other taxes...................................................          28                25
    Other accrued liabilities........................................................         198               133
                                                                                          -------           -------
                Total current liabilities............................................         375               311
                                                                                          -------           -------
Long-term debt.......................................................................         722               651
Other long-term obligations..........................................................         266               247
Deferred income taxes................................................................          48                49
Minority stockholders' equity in consolidated entities...............................          13                13
Stockholders' equity (deficit):
    Preferred stock, par value $.01, 10,000,000 shares authorized, none issued.......          -                  -
    Common stock, par value $.01, 100,000,000 shares authorized,
       47,411,296 shares issued at December 31, 1998,
       47,425,836 shares issued at September 30, 1999................................          -                  -
    Additional paid-in capital.......................................................         521               523
    Accumulated other comprehensive income (loss)....................................        (157)             (204)
    Retained earnings (deficit)......................................................        (566)             (511)
    Common stock held in treasury at cost, 2,226,498 shares at
       December 31, 1998, 2,338,038 shares at September 30, 1999.....................         (85)              (87)
                                                                                          -------           -------
                Total stockholders' equity (deficit).................................        (287)             (279)
                                                                                          -------           -------
                Total liabilities and stockholders' equity (deficit).................   $   1,137         $     992
                                                                                          =======           =======

          See accompanying Notes to Consolidated Financial Statements
                                        3


                                 PART I. (Cont.)

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (Unaudited)

                                                                        Three Months                      Nine Months
                                                                     Ended September 30,              Ended September 30,
                                                                     -------------------              -------------------
                                                                    1998             1999            1998            1999
                                                                    ----             ----            ----            ----
Net sales...............................................          $     233        $     210       $     725       $     623
Cost of sales...........................................                151              140             454             417
                                                                  ---------         --------        --------       ----------
     Gross profit.......................................                 82               70             271             206
Research and development................................                  2                3               6               7
Selling, administrative and other expenses..............                 27               20              79              65
Other (income) expense, (net)...........................                  1               (1)              5              (7)
Restructuring charge (credit)...........................                 86               (6)             86              (6)
Impairment loss on Russian assets.......................                 60                -              60               -
Securities class action and stockholder
   derivative lawsuits..................................                  -               13               -              13
                                                                  ----------        --------        --------        --------
     Operating profit (loss)............................                (94)              41              35             134
Interest expense........................................                 19               20              54              64
                                                                  ---------         --------        --------        --------
     Income (loss) before provision for income taxes....               (113)              21             (19)             70
Provision for income taxes..............................                 (1)               -              26              13
                                                                  ---------         --------        --------        --------
       Income (loss) of consolidated entities...........               (112)              21             (45)             57
Minority stockholders' share of income..................                  1                -               2               2
                                                                  ---------         --------        --------        --------
     Net income (loss)..................................          $    (113)       $      21       $     (47)      $      55
                                                                  =========         ========        ========        ========

Basic earnings (loss) per common share:
     Net income (loss) per share........................          $   (2.51)       $    0.46       $   (1.05)      $    1.22
     Weighted average common shares outstanding
        (in thousands)..................................             44,977           45,087          44,959          45,120
                                                                  =========         ========        ========        ========

Diluted earnings (loss) per common share:
     Net income (loss) per share........................          $   (2.51)       $    0.45       $   (1.05)      $    1.18
     Weighted average common shares outstanding
        (in thousands)..................................             44,977           46,747          44,959          46,585
                                                                  =========         ========        ========        ========


          See accompanying Notes to Consolidated Financial Statements



                                 PART I (Cont.)

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)
                                                                                                Nine Months
                                                                                            Ended September 30,
Cash flow from operating activities:                                                         1998        1999
                                                                                             ----        ----
    Net income (loss)................................................................    $    (47)   $     55
    Non-cash charges to net income (loss):
       Depreciation and amortization.................................................          38          34
       Deferred income taxes.........................................................          (7)          2
       Restructuring charge (credit).................................................          86          (6)
       Impairment loss on Russian assets.............................................          60           -
       Securities class action and stockholder derivative lawsuits...................           -          13
       Other non-cash charges........................................................           2          13
    Working capital *................................................................         (79)        (45)
    Long-term assets and liabilities.................................................          (5)         (6)
                                                                                          -------     -------
           Net cash provided by operating activities.................................          48          60
                                                                                          -------     -------
Cash flow from investing activities:
    Capital expenditures.............................................................         (40)        (42)
    Purchases of short-term investments..............................................         (29)        (20)
    Maturity of short-term investments...............................................          22          25
    Sale of assets...................................................................           2           4
                                                                                          -------     -------
           Net cash used in investing activities.....................................         (45)        (33)
                                                                                          -------     -------
Cash flow from financing activities:
    Short-term debt borrowings (reductions), net.....................................         (47)        (18)
    Long-term debt borrowings........................................................         210         108
    Long-term debt reductions........................................................        (138)       (159)
    Sale of common stock.............................................................           1           -
    Dividends paid to minority stockholder...........................................           -          (1)
                                                                                          -------     -------
       Net cash provided by (used in) financing activities...........................          26         (70)
                                                                                          -------     -------
Net increase (decrease) in cash and cash equivalents.................................          29         (43)
Effect of exchange rate changes on cash and cash equivalents.........................          (1)         (2)
Cash and cash equivalents at beginning of period.....................................          58          58
                                                                                          -------     -------
Cash and cash equivalents at end of period...........................................    $     86    $     13
                                                                                          =======     =======
Supplemental  disclosures  of cash flow  information:
    Net cash paid during the period for:
       Interest expense..............................................................    $     56    $     64
       Income taxes..................................................................          44          29

* Net change in working capital due to the following components:
    (Increase) decrease in current assets:
       Notes and accounts receivable.................................................    $     42         $15
       Inventories...................................................................         (47)         14
       Prepaid expenses and other current assets.....................................           -           2
    Increase (decrease) in accounts payable and accruals.............................         (36)        (10)
    Antitrust investigations and related lawsuits and claims, net....................         (38)        (46)
    Restructuring payments...........................................................           -         (20)
                                                                                          -------     -------
           Working capital...........................................................    $    (79)   $    (45)
                                                                                          =======     =======


           See accompanying Notes to Consolidated Financial Statements
                                       5


                                 PART I. (Cont.)

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)
                                   (Unaudited)


                                                                   Accumulated
                                                                      Other
                                                      Additional  Comprehensive  Retained                   Total
                                            Common      Paid-in      Income      Earnings   Treasury    Stockholders'
                                             Stock      Capital      (Loss)      (Deficit)    Stock   Equity (Deficit)
                                             -----      -------      ------      ---------    -----   ----------------
Balance at December 31, 1998...............  $  -        $ 521       $ (157)      $ (566)     $ (85)       $ (287)

Comprehensive income (loss):

 Net income................................     -            -            -           55          -            55

 Foreign currency translation adjustments..     -            -          (47)           -          -           (47)
                                              ---        -----        -----        -----       ----         -----
       Total comprehensive income (loss)...     -            -          (47)          55          -             8

Acquisition of common stock held in
 treasury..................................     -            2            -            -         (2)            -
                                              ---        -----        -----        -----       ----          ----
Balance at September 30, 1999..............  $  -        $ 523       $ (204)      $ (511)     $ (87)       $ (279)
                                              ===        =====        =====        =====       ====         =====



          See accompanying Notes to Consolidated Financial Statements
                                       6

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)  Interim Financial Presentation

     The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 1999.

     Important Terms

     We use the following terms to identify various companies or groups of companies, markets or other matters in the Consolidated Financial Statements.

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

     "Subsidiaries" refers to those companies which, at the relevant time, were majority owned or wholly owned directly or indirectly by UCAR or its predecessors described below. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1996 through September 30, 1999, except for: our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became 100% owned; Carbone Savoie S.A.S., which was acquired in early 1997 and has been 70% owned; and our South African subsidiary, which was 50% owned until April 1997, when it became 100% owned.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                                   (Unaudited)


(1)  Interim Financial Presentation (Cont.)

     Foreign Currency Translation

     Generally, except for subsidiaries in Russia and Mexico, unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars are accumulated in other comprehensive income on the Consolidated Balance Sheets until such time as the operations are sold or substantially or completely liquidated.

     Translation gains and losses relating to subsidiaries in countries where high inflation exists are included in income in the Consolidated Financial Statements. This principle only applies to our Russian subsidiary for the periods covered by the Consolidated Financial Statements. Our Mexican subsidiary began using the U.S. dollar as its functional currency during 1999, despite its inflationary status, because its sales and purchases are predominantly U.S. dollar-denominated. Accordingly, its translation gains and losses are included in income in the Consolidated Financial Statements.

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

     The following is a summary of the consolidated assets and liabilities of UCAR Global and its subsidiaries and their consolidated results of operations:



                                 PART I. (Cont.)

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(2)      UCAR Global Enterprises Inc. (Cont.)
                                                                                    December 31,      September 30,
                                                                                         1998             1999
                                                                                         ----             ----
                                                                                        (Dollars in millions)
           Assets:
                Current assets..................................................   $      578       $      467
                Non-current assets..............................................          559              525
                                                                                     --------        ---------

                    Total assets................................................   $    1,137       $      992
                                                                                     ========        =========
           Liabilities:
                Current liabilities.............................................   $      375       $      311
                Non-current liabilities.........................................        1,036              947
                                                                                     --------        ---------

                    Total liabilities...........................................   $    1,411       $    1,258
                                                                                     ========        =========

           Minority stockholders' equity in consolidated entities...............   $       13       $       13
                                                                                     ========        =========




                              Three Months                      Nine Months
                           Ended September 30,              Ended September 30,
                         1998             1999            1998            1999
                         ----             ----            ----            ----
                         (Dollars in millions)            (Dollars in millions)

Net sales...........    $ 233            $ 210          $  725          $  623
Gross profit........       82               70             271             206
Net income (loss)...     (113)              21             (47)             55



(3)  Earnings (Loss) Per Share

     Basic and diluted earnings (loss) per share are calculated in accordance with SFAS 128, using the following data:

                                                                        Three Months                      Nine Months
                                                                     Ended September 30,              Ended September 30,
                                                                     ------------------               ------------------
                                                                    1998             1999            1998            1999
                                                                    ----             ----            ----            ----
Weighted average common shares
     outstanding for basic calculation...............            44,976,599       45,086,939       44,958,726     45,120,494
Add:  Effect of dilutive stock options...............                     -        1,659,962                -      1,464,221
                                                                 ----------       ----------       ----------     ----------

Weighted average common shares
     outstanding, adjusted for diluted calculation...            44,976,599       46,746,901       44,958,726     46,584,715
                                                                 ==========       ==========       ==========     ==========

     The calculation of weighted average common shares outstanding for the 1998 periods excludes all outstanding options because they were not dilutive due to the net loss for the 1998 periods. The calculation of weighted average common shares outstanding for the diluted calculation

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(3)  Earnings (Loss) Per Share (Cont.)



in the 1999 periods excludes outstanding options for 1,844,958 shares in the 1999 third quarter, and 1,940,256 shares in the 1999 first nine months, because they were not dilutive due to the fact that the exercise prices were greater than the weighted average market price of the common stock for those periods.

(4)  Segment Reporting

     We have two reportable operating segments: graphite electrodes, and graphite and carbon products. The graphite electrode segment manufactures and markets graphite electrodes to electric arc furnace and ladle furnace steelmakers. The graphite and carbon products segment manufactures and markets carbon electrodes, flexible graphite, graphite and carbon cathodes, and graphite and carbon specialties. These reportable segments are managed separately because of the different products and markets they serve.

     We evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers are not material. The following tables summarize financial information concerning our reportable segments.


                                                                Three Months                Nine Months
                                                             Ended September 30,        Ended September 30,
                                                             -------------------        -------------------
                                                            1998            1999        1998           1999
                                                            ----            ----        ----           ----
                                                           (Dollars in millions)       (Dollars in millions)
      Net sales to external customers:
        Graphite electrodes.............................  $     161     $     144     $    501     $    417
        Graphite and carbon products....................         72            66          224          206
                                                           --------      --------      -------      -------
           Consolidated net sales.......................  $     233     $     210     $    725     $    623
                                                           ========      ========      =======      =======

      Gross profit:
        Graphite electrodes.............................  $      61     $      51     $    194     $    149
        Graphite and carbon products....................         21            19           77           57
                                                           --------      --------      -------      -------
           Consolidated gross profit....................  $      82     $      70     $    271     $    206
                                                           ========      ========      =======      =======


(5)  Restructuring Plan

     In September 1998, we recorded a restructuring charge of $86 million in connection with a global restructuring and rationalization plan to reduce costs and improve operating efficiencies. The principal actions of the plan involve the closure of manufacturing plants in Welland, Canada and Berlin, Germany, and the centralization and consolidation of administrative and financial functions. These actions will result in the elimination of approximately 430 administrative and manufacturing positions.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(5)  Restructuring Plan (Cont.)

     In the 1999 third quarter, it was determined that plant closure activities are estimated to result in lower cash costs than originally anticipated. These savings represent lower net anticipated demolition costs resulting primarily from the outsourcing of a majority of the planned demolition at our Welland plant and, to a lesser extent, lower severance and related costs. These developments resulted in a net reduction of our restructuring cost estimate of $6 million in the 1999 third quarter. The following is a summary of activity relating to the accrued liabilities associated with the restructuring plan:

                                               Balance at                    1999                 Balance at
                                              December 31, -------------------------------------  September 30,
                                                  1998                     Change in                  1999
                                                  ----                                                ----
                                                               Payments      Estimate       Other

Severance and related costs...............     $    30          $    15      $     1     $      -      $    14
Plant shut down and related costs.........          18                3            5            -           10
Postmonitoring and environmental..........           9                2            -            -            7
Foreign currency translation..............           -                -            -     $     (1)           1
                                                ------           ------       ------      -------       ------
                                               $    57          $    20      $     6     $     (1)     $    32
                                                ======           ======       ======      =======       ======


     Our Berlin plant ceased production activities in 1998. Our Welland plant ceased production activities in April 1999. In addition, the relocation of our corporate headquarters to Nashville, Tennessee was completed during the 1999 first quarter.

     Cash payments of $20 million were made in the 1999 first nine months. Payments of $5 million were associated with our Berlin plant, payments of $14 million were associated with our Welland plant and payments of $1 million were associated with the centralization and consolidation of administrative functions. In the 1999 first nine months, 356 positions were eliminated. The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

(6)  Financial Instruments

     Certain of our foreign subsidiaries sold receivables of $63 million in the 1998 first nine months and $54 million in the 1999 first nine months. Receivables sold with recourse and remaining on the Consolidated Balance Sheets were $12 million at September 30, 1998 and nil at September 30, 1999.

(7)  Contingencies

     Antitrust Investigations

     On June 5, 1997, we were served with subpoenas to produce documents to a grand jury convened by the U.S. Department of Justice (the "DOJ") and a related search warrant in connection with a criminal investigation as to whether there has been any violation of U.S. federal antitrust law

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(7)  Contingencies (Cont.)

     by producers of graphite electrodes. Concurrently, the antitrust enforcement authority of the European Union (the "EU authority") visited offices of one of our French subsidiaries for purposes of gathering information in connection with an investigation as to whether there has been any violation of the antitrust law of the European Union by those producers. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses.

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

     On April 7, 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares in the United States and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. On April 24, 1998, pursuant to the plea agreement, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million (the "DOJ fine"). The DOJ fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing in 1998. The plea agreement was approved by the court and, as a result, we will not be subject to prosecution by the DOJ with respect to any other violations of the U.S. federal antitrust law occurring prior to April 24, 1998. The payments due in 1998 and 1999 were timely made. The next installment payment of $15 million is due in April 2000.

     In April 1998, we became aware that the Canadian Competition Bureau (the "Competition Bureau") had commenced a criminal investigation as to whether there has been any violation of Canadian antitrust law by producers of graphite electrodes. In March 1999, pursuant to a plea agreement with the Competition Bureau, our Canadian subsidiary pled guilty to a one-count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. The plea agreement was approved by the court and, as a result, we will not be subject to prosecution by the Competition Bureau with respect to any other violations of Canadian antitrust law occurring prior to the date of the plea agreement. The fine was timely paid.

     In June 1998, we became aware that the Japanese Fair Trade Commission (the "JFTC") had commenced an investigation as to whether there has been any violation of Japanese antitrust law by producers and distributors of graphite electrodes. We believe that, among other things, we have good

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(7)      Financial Instruments (Cont.)

defenses to any claim that we are subject to the jurisdiction of the JFTC. In March 1999, the JFTC issued a "warning" letter to the four Japanese graphite electrode producers. While the JFTC did not issue a "warning" letter to us, the "warning" letter issued to the Japanese producers did reference us as a member of an alleged cartel.

     In October 1999, we became aware that Korean antitrust authorities had commenced an investigation of producers and distributors of graphite electrodes. We have no facilities or employees in Korea.

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

     Antitrust Lawsuits

     In 1997, various producers of graphite electrodes (including us) were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint (the "antitrust class action lawsuit"). The plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. In 1998, the court certified a class of plaintiffs consisting of all persons who purchased graphite electrodes in the United States (the "class") directly from the defendants during the period from July 1, 1992 through June 30, 1997 (the "class period").

     In 1998, various producers of graphite electrodes (including us) were served with a complaint by about 27 steelmakers in the United States commencing a separate civil antitrust lawsuit (the "opt-out lawsuit"). The plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations.

     In 1998, various producers of graphite electrodes (including us), Union Carbide Corporation ("Union Carbide") and Mitsubishi Corporation ("Mitsubishi") were served with a complaint by Nucor Corporation and an affiliate commencing a civil antitrust and fraudulent transfer lawsuit (the "Nucor lawsuit"). The plaintiffs allege that the producer defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes and that payments to Union Carbide and Mitsubishi by us in connection with our leveraged recapitalization in January 1995 violated applicable state fraudulent transfer laws. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged violations and an order to have payments made by us to Union

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(7)  Contingencies (Cont.)

Carbide and Mitsubishi in connection with our recapitalization returned to us for purposes of enabling us to satisfy any judgments resulting from such alleged violations.

     In 1998, various producers of graphite electrodes (including us) were served with a petition by Chaparral Steel Company and two affiliates commencing a separate civil antitrust lawsuit (the "Texas lawsuit"). The plaintiffs allege that the defendants violated Texas antitrust law in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations.

     In 1998, certain other steelmakers in the United States and Canada also served various producers of graphite electrodes (including us) with complaints commencing five separate civil antitrust lawsuits (four in the United States and one in Canada) in various courts (the "other initial lawsuits"). The plaintiffs allege that the defendants violated applicable antitrust laws (and applicable conspiracy laws, in the case of the lawsuit in Canada) in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages (in the case of lawsuits in the United States) or actual and punitive damages (in the case of the lawsuit in Canada) resulting from such alleged violations.

     In 1999, various producers of graphite electrodes (including us) were named as defendants in two complaints commencing two separate civil antitrust lawsuits in the United States (the "foreign customer lawsuits"). The first complaint was filed by about 26 steelmakers and related parties, all but one of whom are located outside the United States, and the second complaint was filed by 4 steelmakers, all of whom are located outside the United States. We have been served with the first complaint, but not the second complaint. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the United States and those sold and sourced outside the United States. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged violations. We believe that, among other things, we have strong defenses against claims alleging that purchases of graphite electrodes outside the United States are actionable under U.S. federal antitrust law.

     In 1999, various producers of graphite electrodes (including us) were served with a complaint by Bayou Steel Corporation and an affiliate commencing a separate civil antitrust lawsuit (the "Bayou lawsuit"). The plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(7)  Contingencies (Cont.)

     Through October 31, 1999, we have settled the antitrust class action lawsuit, the opt-out lawsuit, the Nucor lawsuit, all of the other initial lawsuits (in Canada as well as in the United States), certain of the threatened civil antitrust lawsuits and certain possible civil antitrust claims by customers who negotiated directly with us. The settlements to which we are a party cover, among other things, virtually all of the actual and potential claims against us (but not other defendants) by steelmakers in the United States and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The only material exceptions are the Texas lawsuit, the foreign customer lawsuits, the Bayou lawsuit and possible claims by steelmakers in the United States and Canada whose aggregate purchases of graphite electrodes do not constitute a material portion of our sales of graphite electrodes in the United States and Canada. Although each settlement is unique, in the aggregate the settlements consist primarily of current and deferred cash payments with some product credits and, in a few instances, discounts. Through October 31, 1999, all payments due under the settlements have been timely made.

     The Texas lawsuit, the foreign customer lawsuits and the Bayou lawsuit have not been settled and are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against the Texas lawsuit, the foreign customer lawsuits and the Bayou lawsuit as well as all threatened civil antitrust lawsuits and possible civil antitrust claims, including those mentioned above. We may at any time, however, settle the Texas lawsuit, the foreign customer lawsuits and the Bayou lawsuit as well as any threatened lawsuits and possible claims and are actively negotiating settlements with certain customers or their counsel.

     It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the United States and other jurisdictions.

     1997 Earnings Charge

     We recorded a pre-tax charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million reserve is calculated on a basis net of imputed interest on installments payments of the DOJ fine. Actual liabilities and expenses (including settled investigations, lawsuits and claims as well as the continuing investigation by the EU authority and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $340 million. To the extent that these liabilities and expenses are reasonably estimable, at October 31, 1999, $340 million continues to represent our estimate of these liabilities and expenses. In the aggregate, the fines and settlements described above as well as related defense costs and other expenses are within the amounts we used to evaluate the $340 million charge.

     Through September 30, 1999, we have paid an aggregate of $191 million of fines, settlements and expenses and $7 million of imputed interest. As of September 30, 1999, $149

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(7)  Contingencies (Cont.)

million remains in the reserve and, based on information known to us at October 31, 1999, the aggregate amount of remaining committed payments for fines and settlements was about $87 million and the aggregate amount of remaining committed payments for imputed interest was about $12 million. About $31 million of these payments for fines and settlements are due on or before September 30, 2000. Amounts due under the settlement of the antitrust class action may be increased if additional claims are filed by members of the class.

     Stockholder Derivative Lawsuit

     In March 1998, UCAR was served with a complaint commencing a stockholder derivative lawsuit. Certain of our current and former directors and officers are named as defendants. UCAR is named as a nominal defendant. The plaintiff alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by us and our employees with antitrust laws and that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws and seeks recovery for UCAR of damages to us resulting from these alleged breaches and sales. In 1998, UCAR and the individual defendants filed a motion to dismiss the complaint on the grounds that plaintiff failed to make a demand upon UCAR's Board of Directors prior to commencing the lawsuit and to sufficiently allege that such a demand would have been futile. In June 1999, the motion was granted. In July 1999, the plaintiff filed a notice indicating an intent to appeal the dismissal.

     This lawsuit has been pursued for recovery from the individual defendants on behalf of (and payable to) UCAR. Any indemnification obligations which UCAR may have to the individual defendants would result from judgments or settlements in favor of UCAR. As a result, we believe that UCAR's ultimate exposure in this lawsuit would be limited to defense costs and possibly reimbursement of certain of plaintiff's attorneys' fees and expenses.

     As described in Note 8 to the Consolidated Financial Statements, in October 1999, UCAR entered into an agreement settling this lawsuit. The settlement is subject to court approval, customary notice and termination provisions, and other terms and conditions. Although UCAR does not expect such an outcome, it is possible that the court could reject the settlement. In such event, it is possible that UCAR could be required to defend against this lawsuit or enter into a less favorable settlement.

     Securities Class Action Lawsuit

     In April and May 1998, UCAR was served with complaints commencing securities class actions. The complaints have been consolidated into a single complaint and a consolidated amended complaint was served in September 1998. The defendants named in the consolidated amended complaint are UCAR and certain former and current directors and officers. The proposed class consists of all persons (other than the defendants) who purchased common stock during the period

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements (Cont.)
                                   (Unaudited)

(7)  Contingencies (Cont.)

from August 1995 through March 1998. The plaintiffs allege that, during such period, the defendants violated U.S. federal securities law in connection with purchases and sales of common stock by making material misrepresentations and omissions regarding alleged violations of antitrust laws and seek, among other things, to recover damages resulting from such alleged violations. In 1999, UCAR and each of the individual defendants filed a motion to dismiss the consolidated amended complaint.

     We have been vigorously defending against this lawsuit. This lawsuit is still in its early stages.

     As described in Note 8 to the Consolidated Financial Statements, in October 1999, UCAR entered into an agreement settling this lawsuit. The settlement is subject to court approval, court certification of the class, customary notice and termination provisions, and other terms and conditions. Although UCAR does not expect such an outcome, it is possible that the court could reject the settlement. In such event, it is possible that UCAR could be required to defend against this lawsuit or enter into a less favorable settlement. As mentioned above, the guilty pleas make it more difficult to defend against claims asserted against us.

(8)  Settlement of Securities Class Action and Stockholder Derivative Lawsuits

     In October 1999, UCAR entered into agreements settling the securities class action and stockholder derivative lawsuits. Under the agreements, $40.5 million will be contributed to one or more escrow accounts for the benefit of former and current stockholders who are members of the class for whom the securities class action was brought, as well as plaintiffs' attorney's fees. UCAR will contribute $11 million and the insurers under our directors and officers insurance policies at the time the lawsuits were filed will contribute the balance of $29.5 million. In addition, a new outside director, acceptable to both UCAR and the lead securities class action plaintiff, will be added to UCAR's Board of Directors. We expect to incur about $2 million of unreimbursed expenses related to the lawsuits. These expenses, together with the $11 million, were recorded as a one-time charge to operations of $13 million in the 1999 third quarter.

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

     Subsidiaries refers to those companies which, at the relevant time, were majority owned or wholly owned directly or indirectly by UCAR or its predecessors described below. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1996 through September 30, 1999, except for: our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became 100% owned; Carbone Savoie S.A.S. ("Carbone Savoie"), which was acquired in early 1997 and has been 70% owned; and our South African subsidiary, which was 50% owned until April 1997, when it became 100% owned.

     Home markets refers to North America, Western Europe, Brazil and South Africa. We have major manufacturing facilities located in each of these markets, and these are our largest markets. All other markets are called "export markets."

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

     We present our financial information on a consolidated basis. This means that we consolidate financial information for all subsidiaries where our ownership is greater than 50%. We use the equity method to account for 50% or less owned interests, and we do not restate financial information for periods prior to the acquisition of subsidiaries. This means that the financial information for our German subsidiary and Carbone Savoie is consolidated, since their acquisitions, on each line of the Consolidated Financial Statements and the equity of the other 30% owners (until early 1999, in the case of our German subsidiary) in those subsidiaries is reflected on the lines

                             UCAR INTERNATIONAL INC.

entitled "minority stockholders' equity in consolidated entities" and "minority stockholders' share of income."

     References to cost in the context of our low-cost producer strategy do not include the unusual, one-time or nonrecurring charges identified in the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 1998 (the "Annual Report") or this Report on the lines entitled "antitrust investigations and related lawsuits and claims,"
"restructuring charge (credit)," "impairment loss on Russian assets" or "securities class action and stockholder derivative lawsuits," or the impact of accounting changes.

     Unless otherwise noted, all cost savings and reductions are estimates based on a comparison to costs in 1998 or the 1998 fourth quarter (annualized) and on the assumption that net sales and other operating conditions are the same in 1999, 2000, 2001 and thereafter as they were in 1998.

     Neither any statement in this Report nor any charge taken by us relating to any legal proceedings constitutes an admission as to any wrongdoing or liability.

     Reference is made to the Annual Report and our subsequent Reports on Form 10-Q for background information on various contingencies and other matters related to circumstances affecting us and our industry.

Forward Looking Statements

     This Report contains forward looking  statements.  These include statements about such matters as future production of steel in electric arc furnaces, future prices and volumes of and demand for graphite electrodes and other products, future operational and financial performance of various businesses, strategic plans and cost savings programs, impacts of regional and global economic conditions, divestiture, joint venture, operating, global integration, debt recapitalization, tax planning and capital projects, legal matters and related fees and costs, consulting fees and related projects, and future costs, expenses, cost savings and reductions, margins and earnings. The words "estimate," "believe," "anticipate," "intend," "expect" and similar expressions identify some of these statements.

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

      o the possibility that increased production of steel in electric arc furnaces may not result in increased demand for or price or volume stability or increases for graphite electrodes;

                             UCAR INTERNATIONAL INC.

      o        the occurrence of unanticipated events or circumstances  relating
               to  pending  antitrust   investigations  or  pending   antitrust,
               stockholder derivative or securities lawsuits;

      o the commencement of investigations or lawsuits relating to the same subject matter as these pending investigations or lawsuits;

      o the possibility of delays in or failure to achieve commercialization of proton exchange membrane ("PEM") fuel cells or to achieve successful development of next generation flexible graphite-based flow field plates used in PEM fuel cells; the possibility of delays in or failure to achieve successful development and commercialization of other new or improved products; the possibility of delays in meeting or failure to meet targeted development objectives; the possible inability to fund and successfully complete expansion of manufacturing capacity to meet growth in demand for our products, if any;

      o the occurrence of unanticipated events or circumstances relating to strategic or other plans, cost savings programs, or divestiture, joint venture, operational, capital, global integration, debt recapitalization, tax planning or other projects;

      o changes in interest or currency exchange rates, changes in capital markets, changes in regional economic conditions, changes in competitive conditions, technological developments by others, Year 2000 issues, and other risks and uncertainties, including those described in this Report and the Annual Report.

     No  assurance  can  be  given  that  any  future  strategic   alliances  or
divestitures described in this Report or the Annual Report will be completed or as to the timing or terms of any such transaction.

     All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as otherwise required for periodic reports required to be filed by public companies with the SEC pursuant to the SEC's rules, we have no duty to update these statements.

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

     Graphite electrodes are consumed primarily in the production of steel in electric arc furnaces, the steelmaking technology used by all "mini-mills."
Mini-mills constitute the growth sector of the steel industry. Graphite electrodes are also used for refining steel in ladle furnaces and in other smelting processes. Carbon electrodes are used primarily in the production of silicon metal, which is used in the manufacture of aluminum. Cathodes are used as lining for furnaces that smelt aluminum. Flexible graphite, which we sell under the tradename GRAFOIL(R), is used in gaskets and for other sealing purposes. In addition to the steel and metals industries, we sell our products to the semiconductor, automotive, aerospace, chemical and transportation industries.

     We have the largest share of the free trading markets in all of our major product lines except for graphite specialties. We believe that our average cost of sales of graphite electrodes is currently the lowest among major producers in our industry. In addition to our large market shares and position as a low-cost producer of high quality products, we believe that our strengths include our new management team, our global manufacturing base (which includes multiple low cost locations and fully integrated state-of-the-art facilities), our exceptional customer technical service, our diversified customer base and our record of product innovation and process improvement.

     Our strategic goal is to be the best global manufacturer and customer service-driven company with the best product performance in the graphite and carbon industry. We are focused on reducing costs and improving operating efficiencies, improving product performance and technical and commercial customer service, and developing and expanding new and existing profitable technologies. We seek to be the lowest cost supplier in our industry and to use that to our competitive advantage. We seek to use our strategies and build on our strengths to leverage earnings growth within existing product lines and through new product innovation and penetration of related new and niche markets.

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

     The plan had a positive impact on earnings in the 1999 third quarter and we believe that the plan will continue to have a positive impact on earnings in the 1999 fourth quarter. Planned plant rationalization is on or ahead of schedule. Savings under the plan were ahead of target for the 1999 third quarter, aggregating $24 million. We achieved savings of $12 million in cost of sales, including $10 million in graphite electrode cost of sales and $2 million in graphite and carbon products cost of sales, as well as savings of $12 million in overhead and taxes.

     For the 1999 first nine months, savings under the plan aggregated $55 million. We achieved savings of $31 million in cost of sales, including $26 million in graphite electrode cost of sales and $5 million in graphite and carbon products cost of sales, as well as savings of $24 million in overhead and taxes. We expect to achieve about $75 million in savings in 1999, exceeding our original target of $64 million.

     As planned, our Berlin, Germany plant ceased production activities in 1998. Our Welland, Canada plant ceased production activities in April 1999. We have completed, ahead of schedule, our consolidation of administrative offices with the relocation of headquarter activities to Nashville, Tennessee and European administration activities in our Swiss subsidiary. About 356 positions have been eliminated pursuant to the plan.

     We believe that the cost savings under the plan have enabled us to strengthen our competitiveness. We also believe that we must continue and enhance our focus on cost savings to achieve the ultimate objectives of the plan. Accordingly, in October 1999, we announced and launched new initiatives to add another $30 million of targeted cost savings to the plan by the end of 2002.

The following table summarizes the new targets of the plan.

            Summary of Enhanced Targeted Cost Savings as Measured by
                          Year End Annualized Run Rates
                              (Dollars in millions)

                              Cost Item                          1999       2000       2001       2002
                              ---------                          ----       ----       ----       ----
        Cost of sales (graphite electrodes)..................   $  40      $  59      $  70      $  75
        Cost of sales (graphite and carbon products)........        8          9         11         12

        Total overhead (consisting of research and
           development, selling, administrative and
           other expenses and other income and expense)....        24         25         32         37
        Interest expense...................................         2         12         24         31
        Provision for income tax expense....................        6          7          8         10
        New savings targets.................................       80        112        145        165
        Original savings targets............................       80        111        135        135

                             UCAR INTERNATIONAL INC.


     We have increased the number of identified cost savings projects in our operating facilities to 230. Several of the new projects are expected to result in additional benefits in terms of product quality and supply chain improvements. As a result of our success in identifying these cost savings opportunities in our supply chain, we are now evaluating every aspect of our supply chain performance. This includes realignment and standardization of critical business processes, standardization of enterprise wide systems, and improvement of information technology infrastructure and interfaces with trading partners. Our goals include decreasing inventories for our current production levels by over 20%, or $50 million, and reducing our cash cycle time by about one-third.

     During the 1999 third quarter, we launched a global benchmarking study that will evaluate the performance of certain key global administrative and transaction processing functions. This study has identified opportunities for performance improvements and cost savings that should allow for achievement of our target of reducing selling, administrative and other expenses to 8% of net sales. This study will include work process redesign efforts that will seek to optimize shared services for maximum global efficiencies and to standardize enterprise wide resource planning systems. The majority of the savings expected from implementation of opportunities which have been and are expected to be identified by this study are anticipated to be realized during 2001 and 2002.

     We are evaluating our existing debt, capital and other structures with the objective of optimizing cash management and minimizing debt service and taxes. Among other things, we are planning a debt recapitalization for the 2000 first half. This debt recapitalization should allow us to benefit from a lower average cost of debt of one to two percentage points. In addition, this debt recapitalization, along with our tax planning initiatives, should allow us to benefit from our existing and anticipated tax credits, helping us to achieve our targeted effective tax rate of an average of 25% over 1999, 2000, 2001 and 2002.

     Our plan contemplates the reduction of gross debt to a target of $550 million by the end of 2002 and a substantial reduction in interest expense. Our ability to realize these savings could be affected materially by unfavorable timing in implementing the plan, change in capital market conditions, market interest rate levels or conditions affecting us, our industry or our cost savings, tax planning or other initiatives.

     Consistent with our strategic goals, we are seeking strategic alliances to enhance our strengths and growth in existing product lines and related new and niche markets. Our relationship with Aluminium Pechiney S.A. in the cathode business is an example of a successful strategic alliance.

     In the 1999 third quarter, we entered into an exclusive product development collaboration agreement and an exclusive long-term supply agreement with Ballard Power Systems, Inc. ("Ballard"), the world's leader in the development and commercialization of PEM fuel cells. Industry sources expect wide commercialization of fuel cells to occur early in the next century. We have been actively working with Ballard for the past 7 years in developing flexible graphite-based material for use as flow field plates, which are essential elements of PEM fuel cells.

                             UCAR INTERNATIONAL INC.


     During the collaboration period, we and Ballard have agreed to cooperate with each other, exclusively, in the research and development of flow field plates using flexible graphite, including next generation flow field plates. We expect substantial sales growth beginning in 2003. The agreements, which are expected to continue well into the next decade, contain customary product pricing and delivery, technology ownership and licensing, termination and other provisions. In addition, we have organized our flexible graphite business into a newly formed, wholly owned subsidiary, UCAR Graph-Tech Inc.

     Other current areas of focus for possible alliances include our graphite specialties business and our carbon specialties business as well as our flexible graphite business where we see possible opportunities in semiconductor and flame retardant applications. Alliances may be structured as joint ventures, licensing, supply or other arrangements. In lieu of or in addition to possible alliances, we may divest or rationalize parts of certain businesses in our graphite and carbon products business segment.

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

     As a result of the continued strength of the U.S. economy and the beginning of recovery in other areas of the global economy, we believe that worldwide electric arc furnace steel production began to gradually recover from that downturn in the 1999 second quarter. Signs of recovery which we see include price increases of various steel end products that we believe are being implemented and operating rates of electric arc furnace steelmakers that we believe are increasing.

     We are benefiting from that recovery. Our volume of graphite electrodes sold in our home markets has gradually increased. However, we remain cautious on improvements in our volume of graphite electrodes sold overall, particularly in the export markets where prices are still depressed. Our average graphite electrode prices have fallen about 15% since the 1998 second quarter, with a much sharper decline in Europe and in our export markets. Recently, we announced a 6% price

                             UCAR INTERNATIONAL INC.

increase for graphite electrodes in Europe and various export markets, effective with new orders placed after November 1, 1999. Fully implemented, this price increase should result in an improvement in net sales starting in 2000. We believe that industry fundamentals support our long-term strategy and the beginning of recovery in pricing for our products worldwide.

     Demand for most of our other products is stable. In particular, we have seen steady demand for graphite cathodes from the aluminum industry, and demand for flexible graphite has remained healthy. The demand for certain products sold to the silicon metals industry has, however, remained weak. Pricing for most products in our graphite and carbon products business segment has also remained weak.

     Highlights of Third Quarter Operating Results. Net sales were stable at $210 million in the 1999 third quarter as compared to $211 million in the 1999 second quarter. Gross profit margin decreased to 33.3% in the 1999 third quarter from 34.6% in the 1999 second quarter.

     Gross profit for our graphite electrode business segment was $51 million (35.4% of segment net sales) in the 1999 third quarter as compared to $54 million (38.3% of segment net sales) in the 1999 second quarter. The decline in graphite electrode business segment gross profit margin was largely due to overall lower production utilization, primarily caused by activities undertaken to improve cash cycle time and reduce inventory levels and, to a lesser degree, by higher fixed cost per metric ton due to scheduled downtime at certain manufacturing facilities, partially offset by cost savings.

     Gross profit for our graphite and carbon products business segment was $19 million (28.8% of segment net sales) for both the 1999 second and third quarters, while segment net sales declined $4 million in the 1999 third quarter from the 1999 second quarter. The decline was primarily the result of lower volume of cathodes sold. The impact of the decline on segment gross profit was largely offset by cost savings.

     Operating profit decreased by $10 million to $41 million (19.5% of net sales) in the 1999 third quarter from $51 million (24.2% of net sales) in the 1999 second quarter. Operating profit in the 1999 third quarter includes a $13 million charge for the settlement of securities class action and stockholder derivative lawsuits as well as a $6 million restructuring credit.

     Despite this charge and credit, net income increased by $1 million in the 1999 third quarter from the 1999 second quarter due to lower interest expense and lower provision for income taxes. The decrease in interest expense was primarily the result of lower average total debt outstanding during the 1999 third quarter as compared to the 1999 second quarter. Our effective tax rate for the 1999 third quarter benefited from tax planning strategies, earnings repatriation plans, tax settlements and earnings from consolidated entities with lower effective tax rates. Earnings for the 1999 third quarter were $0.45 per diluted share as compared to $0.44 per diluted share in the 1999 second quarter.

     Refinancing, Management of Liquidity and Debt Reduction. In November 1998, the Senior Bank Facilities were refinanced and the indenture governing the Subordinated Notes (the

                             UCAR INTERNATIONAL INC.


"Subordinated Note Indenture") was amended. In connection with the refinancing, we obtained additional term debt of $210 million.

     Following the refinancing, the covenants under the Senior Bank Facilities are more restrictive than they had been. The covenants do, however, allow us to implement our plans. Further, the covenants do not restrict our ability to draw on our revolving credit facility unless payments and reserves with respect to the litigation matters described below exceed $400 million (adjusted for certain imputed interest expense).

     We are continuing to manage our liquidity as described in the Annual Report and our subsequent Reports on Form 10-Q. Cash flow from operations for the 1999 third quarter was $38 million (before net antitrust fines, settlements and expenses of $11 million and restructuring payments of $6 million). Cash flow from changes in our working capital (before net antitrust fines, settlements and expenses and restructuring payments) was $8 million in the 1999 third quarter. This improvement resulted from both operating efficiencies and benefits under our global restructuring and rationalization plan as well as our continuing focus on improving cash management (including short term investments, short term debt and prepaid expenses as well as cash and cash equivalents), reducing inventories, factoring and reducing accounts receivable, and improving payment timing and terms of accounts payable. Total debt decreased by $15 million to $732 million at the end of the 1999 third quarter from $747 million at the end of the 1999 second quarter. Net debt (total debt less cash, cash equivalents and short term investments) at September 30, 1999 was $713 million, a decrease of $9 million from June 30, 1999. Other measures of liquidity and financial strength at September 30, 1999 and for the 1999 third quarter are somewhat below those at September 30, 1998 and for the 1998 third quarter, however, reflecting the impact of global economic conditions which worsened throughout 1998 and into the 1999 first quarter, largely offset by the cost savings and working capital and other improvements described above. We believe that, under current economic and other factors and conditions affecting us and our industry, we will be able to successfully continue to implement our plans to manage liquidity.

     Litigation Matters. Since 1997, we have been served with subpoenas, search warrants and information requests by antitrust authorities in the United States, the European Union and elsewhere in connection with antitrust investigations. In addition, civil antitrust lawsuits have been commenced and threatened against us and other producers and distributors of graphite electrodes in the United States and elsewhere. We recorded a pre-tax charge against results of operations for 1997 in the amount of $340 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. In April 1998, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine in the aggregate amount of $110 million, payable in six annual installments (the "DOJ fine"), of which $91 million is treated as a fine and $19 million is treated as imputed interest for accounting purposes. In March 1999, our Canadian subsidiary pled guilty to a one-count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. We have settled virtually all of the graphite electrode antitrust claims by steelmakers in the United States and Canada as well as antitrust claims by certain other customers. None of the settlement or plea agreements contain restrictions on future prices of our graphite electrodes. We are continuing to cooperate with the antitrust authority in the European Union in its investigation. Through September 30, 1999, we have

                             UCAR INTERNATIONAL INC.

paid an aggregate of $191 million of fines, settlements and expenses and an aggregate of $7 million of imputed interest. In the aggregate, the fines, settlements and expenses are within the amounts we used for purposes of evaluating the $340 million charge. Actual liabilities and expenses could be materially higher than such charge. The guilty pleas make it more difficult to defend against other investigations, lawsuits and claims. Our insurance has not and will not materially offset liabilities which have or may become due in connection with antitrust investigations or related lawsuits or claims.

     UCAR has been named as a nominal defendant in a stockholder derivative lawsuit and is a defendant in a securities class action lawsuit, each of which is based, in part, on the subject matter of the antitrust investigations, lawsuits and claims. In October 1999, UCAR and the other defendants entered into agreements settling these lawsuits for an aggregate of $40.5 million, of which $11 million will be paid by us. These settlements are subject to court approval and other conditions. We recorded a charge of $13 million, which includes $2 million of expenses, in the 1999 third quarter in connection with these settlements.

     Currency Matters. We incur manufacturing costs and sell our products in multiple currencies. As a result, in general, our results of operations and financial condition are affected by changes in currency exchange rates and by inflation in countries with highly inflationary economies where we have manufacturing facilities. To manage certain exposures to risks caused by changes in currency exchange rates, we engage in hedging activities and use various off-balance sheet financial instruments. To account for translation of foreign currencies into U.S. dollars for consolidation and reporting purposes, we record foreign currency translation adjustments in accumulated other comprehensive income (loss) as part of stockholders' equity in the Consolidated Balance Sheets, except in the case of operations in highly inflationary economies (or which predominantly use the U.S. dollar for their purchases and sales) where we record foreign currency translation gains and losses as part of other (income) expense (net) in the Consolidated Statement of Operations. We also record foreign currency transaction gains and losses as part of other (income) expense
(net).

     During the 1999 first nine months, many of the currencies in which we manufacture and sell our products weakened against the U.S. dollar. The most significant change occurred in Brazil, where the Brazilian currency devalued about 60% against the U.S. dollar during the 1999 first nine months. In the 1999 first nine months, our stockholders' equity decreased by $47 million as a result of cumulative translation adjustments, including $39 million associated with our Brazilian subsidiary. In the 1999 first nine months, the net impact of currency changes included in other (income) expense (net) was a $1 million gain from cumulative foreign currency translation. Net foreign currency transaction gains and losses in the 1999 first nine months were nil (after taking into account $4 million of unrealized gains associated with the U.S. dollar-denominated assets and liabilities of our Brazilian subsidiary).

                             UCAR INTERNATIONAL INC.

Results of Operations

     Three Months Ended September 30, 1999 as Compared to Three Months Ended September 30, 1998. Net sales of $210 million in the 1999 third quarter represented a $23 million, or 10%, decrease from $233 million in the 1998 third quarter. Gross profit of $70 million in the 1999 third quarter represented a $12 million, or 15%, decrease from $82 million in the 1998 third quarter. Gross profit margin was 33.3% in the 1999 third quarter as compared to 35.2% in the 1998 third quarter.

     The decrease in net sales and gross profit was primarily due to lower sales revenue per metric ton and the impact of currency exchange rate changes. The impact of these factors on gross profit was partially offset by lower costs of sales. Lower sales revenue per metric ton was due primarily to changes in global economic conditions that affected volumes and prices of many of our products, particularly graphite electrodes. Lower cost of sales was primarily due to cost savings under our global rationalization and restructuring plan, partially offset by lower production levels which has the effect of increasing the average fixed cost per ton produced. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than the percentage decrease in cost of sales.

     Graphite Electrode Business Segment. Net sales of graphite electrodes decreased 11%, or $17 million, to $144 million in the 1999 third quarter from $161 million in the 1998 third quarter. The decrease was primarily attributable to a reduction in average sales revenue per metric ton (in U.S. dollars and net of changes in currency exchange rates). The average sales revenue per metric ton (in U.S. dollars and net of changes in currency exchange rates) of our graphite electrodes was $2,662 in the 1999 third quarter as compared to $2,971 in the 1998 third quarter. The reduced average sales revenue per metric ton represented $16 million of the decrease in net sales. Included in the reduction in average sales revenue per metric ton is the lowering of prices by our Brazilian subsidiary because of competitive cost advantages resulting from the Brazilian currency devaluation, which accounted for about $6 million of the $16 million decrease in net sales. Other currency exchange rate changes accounted for about $3 million of the $16 million decrease in net sales. The balance of the $16 million decrease in net sales was largely attributable to lower graphite electrode selling prices both in home and export markets.

     Volume of graphite electrodes sold increased 200 metric tons, or less than 1%, to 53,100 metric tons in the 1999 third quarter from 52,900 metric tons in the 1998 third quarter. The increased volume of graphite electrodes sold represented an increase in net sales of $1 million.

     Cost of sales for graphite electrodes decreased 7%, or $7 million, to $93 million in the 1999 third quarter from $100 million in the 1998 third quarter. Gross profit declined 16%, or $10 million, to $51 million in the 1999 third quarter from $61 million in the 1998 third quarter. Gross profit margin for graphite electrodes decreased to 35.4% in the 1999 third quarter from 37.9% in the 1998 third quarter.

     The decrease in cost of sales was primarily due lower average graphite electrode cost per ton resulting from cost savings under our global restructuring and rationalization plan. The impact of the cost savings on average graphite electrode cost per ton was partially offset by the lower production

                             UCAR INTERNATIONAL INC.

levels which has the effect of increasing the average fixed cost per ton produced. The decrease in gross profit margin was primarily due the fact that the percentage decrease in net sales was greater than the percentage decrease in cost of sales.

     Graphite and Carbon Products Business Segment. Net sales of graphite and carbon products decreased 8%, or $6 million, to $66 million in the 1999 third quarter from $72 million in the 1998 third quarter. The decrease was primarily due to the global economic conditions that resulted in lower demand and lower prices for graphite specialties sold to the semiconductor, aerospace and aircraft industries, as well as lower demand and lower prices for certain products sold to the silicon metals industry. Increased demand for graphite cathodes was offset by lower demand for carbon cathodes.

     Cost of sales for graphite and carbon products decreased 8%, or $4 million, to $47 million in the 1999 third quarter from $51 million in the 1998 third quarter. This decrease resulted primarily from cost savings, changes in product mix and seasonal declines in certain plant support costs, partially offset by inefficiencies from reduced production levels and higher average fixed costs per unit due to lower production levels. As a result of the changes described above, gross profit declined 10%, or $2 million, to $19 million in the 1999 third quarter from $21 million in the 1998 third quarter. Gross profit margin for graphite and carbon products decreased to 28.8% in the 1999 third quarter from 29.2% in the 1998 third quarter. The decrease in gross profit margin was due to the fact that the decrease in net sales exceeded the decrease in cost of sales.

     Operating Profit for Us as a Whole. Operating profit in the 1999 third quarter was $41 million, or 19.5% of net sales, as compared to an operating loss in the 1998 third quarter of $94 million. Operating profit in the 1999 third quarter includes a $13 million charge for the settlement of the securities class action and stockholder derivative lawsuits, as well as a $6 million restructuring credit related to plant closure activities. The operating loss in the 1998 third quarter includes an $86 million restructuring charge and a $60 million impairment loss on Russian assets. Excluding those charges, credit and impairment loss, operating profit in the 1999 third quarter was lower than in the 1998 third quarter due to lower gross profit, partially offset by lower selling, administrative and other expense.

     Selling, administrative and other expense decreased to $20 million in the 1999 third quarter from $27 million in the 1998 third quarter primarily due to lower corporate administration expenses resulting from cost savings under our global rationalization and restructuring plan and, to a lesser extent, reduced variable compensation expense.

     Other (income) expense, (net) was income of $1 million in the 1999 third quarter as compared to expense of $1 million in the 1998 third quarter. The change was primarily due to a reduction in consulting fees, partially offset by lower interest income due to a decrease in short-term investments.

     Other Items Affecting Us as a Whole. Interest expense increased to $20 million in the 1999 third quarter from $19 million in the 1998 third quarter. The increase primarily resulted from higher average annual interest rates, partially offset by lower average total debt outstanding. Average outstanding total debt was $768 million in the 1999 third quarter as compared to $772 million in the

                             UCAR INTERNATIONAL INC.

1998 third quarter. The average annual interest rate was 9.6% in the 1999 third quarter as compared to 8.8% in the 1998 third quarter. These average annual interest rates exclude imputed interest on the DOJ fine. The increase in the average annual interest rate was due to an increase in the margin over LIBOR which we pay under the Senior Bank Facilities as a result of the refinancing completed in November 1998.

     Provision for income taxes was nil in the 1999 third quarter as compared to a tax benefit of $1 million in the 1998 third quarter. The effective tax rate for the 1999 third quarter, excluding the impact of the settlement of the securities class action and stockholder derivative lawsuits, adjustments to our global restructuring and rationalization plan and adjusting for the change in the annualized effective tax rate, is 15%, which is lower than the U.S. federal statutory income tax rate of 35%. The lower rate in the 1999 third quarter was primarily a result of tax planning strategies, earnings repatriation plans, tax settlements and earnings from consolidated entities with lower effective tax rates. The income tax benefit of $1 million for the 1998 third quarter reflects the impact of the restructuring charge and impairment loss on Russian assets as well as global integration and other projects. The effective tax rate for the 1998 third quarter excluding the restructuring charge and impairment loss was 30%.

     As a result of the changes described above, net income was $21 million in the 1999 third quarter, an increase of $134 million from a net loss of $113 million in the 1998 third quarter.

     Nine Months Ended September 30, 1999 as Compared to Nine Months Ended September 30, 1998. Net sales of $623 million in the 1999 first nine months represented a $102 million, or 14%, decrease from net sales of $725 million in the 1998 first nine months. Gross profit of $206 million in the 1999 first nine months represented a $65 million, or 24%, decrease from gross profit of $271 million in the 1998 first nine months. Gross profit margin was 33.1% in the 1999 first nine months as compared to 37.4% in the 1998 first nine months.

     The decrease in net sales and gross profit was primarily due to lower volumes and sales revenue per metric ton and the impact of currency exchange rate changes. The impact of those factors was partially offset by lower cost of sales. The lower volumes and sales revenue per metric ton were due primarily to changes in global economic conditions that reduced demand for steel and other metals. This, in turn, reduced demand for many of our products, particularly graphite electrodes. Lower cost of sales was primarily due to cost savings under our global rationalization and restructuring plan, partially offset by lower production levels which has the effect of increasing the average fixed cost per ton produced. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than the percentage decrease in cost of sales.

     Graphite Electrode Business Segment. Net sales of graphite electrodes decreased 17%, or $84 million, to $417 million in the 1999 first nine months from $501 million in the 1998 first nine months. The decrease was primarily attributable to a decrease in average sales revenue per metric ton. The average sales revenue per metric ton (in U.S. dollars and net of changes in currency exchange rates) of our graphite electrodes was $2,701 in the 1999 first nine months as compared to $3,034 in the 1998 first nine months. The reduced average sales revenue per metric ton represented about $55 million of the $84 million decrease in net sales. The reduction in average sales revenue

                             UCAR INTERNATIONAL INC.


per metric ton was partially due to the lowering of prices by our Brazilian subsidiary because of competitive cost advantages resulting from the Brazilian currency devaluation, which accounted for about $19 million of the $55 million decrease in net sales. Other currency exchange rate changes accounted for about $12 million of the $55 million decrease in net sales. The balance of the $55 million decrease in net sales was largely attributable to lower graphite electrode selling prices both in home and export markets and, to a lesser extent, changes in product mix.

     The balance of the $84 million decrease in net sales was attributable to a reduction of 9,400 metric tons, or 6%, in the volume of graphite electrodes sold to 151,000 metric tons in the 1999 first nine months from 160,400 metric tons in the 1998 first nine months. The reduced volume of graphite electrodes sold represented about $29 million of the $84 million decrease in net sales.

     Cost of sales for graphite electrodes decreased 13%, or $39 million, to $268 million in the 1999 first nine months from $307 million in the 1998 first nine months. Gross profit declined 23%, or $45 million, to $149 million in the 1999 first nine months from $194 million in the 1998 first nine months. Gross profit margin for graphite electrodes decreased to 35.7% in the 1999 first nine months from 38.7% in the 1998 first nine months.

     The decrease in cost of sales was primarily due to lower average graphite electrode cost per ton resulting from cost savings under our global restructuring and rationalization plan. The impact of the cost savings on average graphite electrode cost per ton was partially offset by the lower production levels which has the effect of increasing the average fixed cost per ton produced. The decrease in gross profit margin cost was primarily due the fact that the percentage decrease in net sales was greater than the percentage decrease in cost of sales.

     Graphite and Carbon Products Business Segment. Net sales of graphite and carbon products decreased 8%, or $18 million, to $206 million in the 1999 first nine months from $224 million in the 1998 first nine months. The decrease was primarily due to the global economic conditions that resulted in lower demand and lower prices for graphite specialties sold to the semiconductor, aerospace and aircraft industries and lower demand for carbon electrodes sold to the silicon metals industry, partially offset by increased demand for graphite cathodes sold to the aluminum industry.

     Cost of sales for graphite and carbon products increased 1%, or $2 million, to $149 million in the 1999 first nine months from $147 million in the 1998 first nine months. The impact of cost increases resulting from changes in product mix and lower operating levels were partially offset by cost savings under our global rationalization and restructuring plan. As a result of the changes described above, gross profit declined 26%, or $20 million, to $57 million in the 1999 first nine months from $77 million in the 1998 first nine months. Gross profit margin for graphite and carbon products decreased to 27.7% in the 1999 first nine months from 34.4% in the 1998 first nine months. The decrease in gross profit margin was due to the combination of the decrease in net sales and the increase in cost of sales.

     Operating Profit of Us as a Whole. Operating profit in the 1999 first nine months was $134 million, or 21.5% of net sales, as compared to $35 million, or 4.8% of net sales, in the 1998 first nine months. Operating profit in the 1999 first nine months includes a $13 million charge for the settlement of the securities class action and stockholder derivative lawsuits, as well as a $6 million

                             UCAR INTERNATIONAL INC.

restructuring credit related to plant closure activities. Operating loss in the 1998 first nine months includes an $86 million restructuring charge and a $60 million impairment loss on Russian assets. Excluding those charges, credit and impairment loss, operating profit in the 1999 third quarter was lower than in the 1998 third quarter due to lower gross profit, partially offset by lower selling, administrative and other expense.

     Selling, administrative and other expense decreased to $65 million in the 1999 first nine months from $79 million in the 1998 first nine months primarily due to lower corporate administration expenses resulting from cost savings under our global rationalization and restructuring plan and, to a lesser extent, reduced variable compensation expense.

     Other (income) expense (net) was income of $7 million in the 1999 first nine months as compared to expense of $5 million in the 1998 first nine months. The change was primarily due to a reduction in consulting fees and a gain of $2 million on the sale of the assets of our spray cooled systems business, partially offset by a reduction in interest income due to a reduction in short-term investments.

     Other Items Affecting Us as a Whole. Interest expense increased to $64 million in the 1999 first nine months from $54 million in the 1998 first nine months. The increase primarily resulted from higher average annual interest rates and higher average total debt outstanding. Average outstanding total debt was $806 million in the 1999 first nine months as compared to $769 million in the 1998 first nine months. The average annual interest rate was 9.9% in the 1999 first nine months as compared to 8.7% in the 1998 first nine months. These average annual interest rates exclude imputed interest on the DOJ fine. The increase in the average annual interest rate was due to an increase in the margin over LIBOR which we pay under the Senior Bank Facilities as a result of the refinancing completed in November 1998, partially offset by a decrease in LIBOR. We incurred additional debt in 1998 and early in 1999 to finance a portion of the fines and settlements paid in connection with antitrust investigations and related lawsuits and claims.

     Provision for income taxes was $13 million in the 1999 first nine months as compared to $26 million in the 1998 nine months. During the 1999 first nine months, the provision for income taxes excluding the charge and credit reflected a 23% effective tax rate, which is lower than the U.S. federal statutory income tax rate of 35%, primarily as a result of tax planning strategies, earnings repatriation plans, tax settlements and earnings from consolidated entities with lower effective tax rates. For the 1998 first nine months, the provision for income taxes excluding the restructuring charge and impairment loss reflected a 29% effective tax rate.

     As a result of the changes described above, net income was $55 million in the 1999 first nine months, an increase of $102 million from a net loss of $47 million in the 1998 first nine months.

Liquidity and Capital Resources

     Our sources of funds have consisted principally of invested capital, cash flow from operations, and debt financing. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures, and payment of fines, liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

                             UCAR INTERNATIONAL INC.


     We are highly leveraged and have substantial obligations in connection with antitrust investigations and antitrust and securities lawsuits and claims. We had total debt of $732 million and a stockholders' deficit of $279 million at September 30, 1999 as compared to total debt of $804 million and a stockholders' deficit of $287 million at December 31, 1998. Cash, cash equivalents and short-term investments were $19 million at September 30, 1999 as compared to $69 million at December 31, 1998.

     Debt (net of cash, cash equivalents and short-term investments) was $713 million at September 30, 1999 as compared to $735 million at December 31, 1998.

     Cash Flow Provided by Operating Activities. Cash flow provided by operating activities was $60 million in the 1999 first nine months as compared to $48 million in the 1998 first nine months. This improvement of $12 million resulted primarily from a lower use of cash flow for working capital of approximately $34 million, partially offset by lower net income (including non-cash items) of approximately $21 million and an increased use of cash associated with long term assets and liabilities of $1 million.

     Use of cash flow for working capital was $45 million in the 1999 first nine months, an improvement of $34 million from a use of $79 million in the 1998 first nine months. The improvement occurred despite the use of $46 million for payment of net fines, settlements and expenses in connection with antitrust investigations and related lawsuits and claims during the 1999 first nine months (as compared to $38 million in the 1998 first nine months) and the use of $20 million for restructuring payments during the 1999 first nine months.

     The working capital improvement was due primarily to reductions in the use of cash of $61 million for inventories ($47 million use of cash in 1998 versus $14 million source of cash in 1999), $26 million for payables and accruals ($36 million use of cash in 1998 versus $10 million use of cash in 1999), and $2 million for prepaid expenses and other assets, partially offset by an increase in the use of cash of $27 million for receivables ($42 million source of cash in 1998 versus $15 million source of cash in 1999). The working capital improvement resulted primarily from improved cash and inventory management.

     Cash Flow Used in Investing Activities. We used $33 million of cash flow in investing activities during the 1999 first nine months as compared to $45 million during the 1998 first nine months. This reduction of $12 million was primarily due to a reduction in cash used in short term investments by our Brazilian subsidiary of $12 million, partially offset by an increase in cash used for capital expenditures of $2 million. In addition, cash provided from the sale of assets was $4 million in the 1999 first nine months (including $3 million from the sale of assets of our spray cooled systems business assets) as compared to cash provided from the sale of assets in the ordinary course of business of $2 million in the 1998 first nine months.

     Cash Flow Provided by (Used in) Financing Activities. Cash flow used in financing activities was $70 million in the 1999 first nine months as compared to cash provided by financing activities of $26 million in the 1998 first nine months. Financing activities from long-term debt consisted of $51 million of net payments under the Senior Bank Facilities in the 1999 first nine

                             UCAR INTERNATIONAL INC.

months as compared to $72 million of net borrowings in the 1998 first nine months. The net payments made in the 1999 first nine months were funded primarily through improved cash and inventory management and decreased working capital requirements as compared to the 1998 first nine months. Net short-term debt reductions were $18 million in the 1999 first nine months as compared to $47 million in the 1998 first nine months. Net short-term debt reductions were lower in the 1999 first nine months due to lower short-term borrowings by our Brazilian subsidiary and lower borrowings by other non-U.S. subsidiaries to meet local cash needs.

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

Year 2000 Issue

     The Year 2000 issue results from the fact that many computer programs were written using two rather than four digits to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in processing errors or miscalculations or failures causing disruptions of operations, including, among other things, temporary inability to process transactions, continue production or otherwise engage in normal business activities.

     In 1996, we decided to upgrade and integrate substantially all of our systems, both domestic and foreign. As part of this process, for the past three years, we have been remediating our existing systems so that they are Year 2000 compliant. Remediation consists of identifying, analyzing, replacing or modifying, and testing our existing systems so that they are Year 2000 compliant. Testing includes documentation review. In addition, when we have installed or plan to install new systems, whether installed as part of this upgrade and integration, as part of process improvement or cost reduction projects or otherwise, we believe that they have been, or will be at the time of installation, Year 2000 compliant.

     We identified the following systems that required analysis for Year 2000 compliance: finance and control systems; local and wide area networks; production process systems and instrumentation; stand-alone and networked personal computers; and other business equipment and site systems. Remediation of substantially all of our personal computers, our finance and control systems, our production process systems and instrumentation, our local and wide-area networks, and our other business equipment and site systems has been substantially completed. Independent verification of our Year 2000 compliance efforts was substantially completed in the 1999 second quarter.

                             UCAR INTERNATIONAL INC.

     We have conducted surveys of customers, suppliers and service providers to determine whether they have any Year 2000 issues which, if not addressed, could have a material impact on us. Based on responses which we have received from these surveys, we believe that customers and critical suppliers and service providers representing about 90% of our business activities involving third parties will be Year 2000 compliant on a timely basis. The critical suppliers and service providers who responded negatively to our surveys do not represent sole suppliers or service providers where an interruption in supply or service would materially impair continued normal business activities. No utility provider responded negatively to our survey. Follow up is ongoing with customers, suppliers and service providers that have not responded to our surveys. On-site visits are underway to evaluate the Year 2000 compliance status of critical suppliers and service providers.

     We are currently completing the development of contingency plans to respond to risks of either one or more of our systems not being Year 2000 compliant or our customers or critical suppliers or service providers not being Year 2000 compliant on a timely basis. Contingency plan development at our various sites is about 90% complete. Our contingency plans will place particular emphasis on the ability of certain raw material suppliers and electric utility providers that supply electric power to our manufacturing operations to be Year 2000 compliant on a timely basis as well as on completion of remediation by our manufacturing operations. Contingency plans will include consideration of alternative sources of supply or service, customer communication plans and plant and business response plans. In addition, transition plans have been developed defining the steps to be taken by each site to handle the transition from the year 1999 to the year 2000.

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

                             UCAR INTERNATIONAL INC.


      o investments in our foreign subsidiaries and in our share of the earnings of those subsidiaries, which are denominated in local currencies,

      o raw material purchases made by our foreign subsidiaries in a currency other than the local currency, and

      o export sales made by our subsidiaries in a currency other than the local currency.

     When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. We held contracts for the purpose of hedging these risks with an aggregate notional amount of about $368 million at September 30, 1999. All of our contracts mature within one year. All of our contracts are accounted for as hedges and, accordingly, gains and losses are reflected in the cost basis of the underlying transaction. Unrealized gains and losses on outstanding foreign currency contracts were not material at September 30, 1999.

     During the 1999 first nine months, many of the currencies of countries in which we manufacture and sell our products weakened against the U.S. dollar. The most significant change occurred in Brazil, where the currency devalued by about 60% against the U.S. dollar in the 1999 first nine months. These currency changes resulted in a $47 million reduction in stockholders' equity in the 1999 first nine months due to cumulative translation adjustments, including $39 million associated with our Brazilian subsidiary.

                           PART II. OTHER INFORMATION


                             UCAR INTERNATIONAL INC.


Item 1. Legal Proceedings

     Antitrust Investigations. On June 5, 1997, we were served with subpoenas issued by the United States District Court for the Eastern District of Pennsylvania (the "District Court") to produce documents to a grand jury convened by attorneys for the Antitrust Division of the U.S. Department of Justice (the "DOJ") and a related search warrant in connection with a criminal investigation as to whether there has been any violation of U.S. federal antitrust law by producers of graphite electrodes. Concurrently, representatives of Directorate General IV of the European Union, the antitrust enforcement authority of the European Union (the "EU authority"), visited offices of our French subsidiary for purposes of gathering information in connection with an investigation as to whether there has been any violation of Article 85-1 of the Treaty of Rome, the antitrust law of the European Union, by those producers. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses.

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

     On April 7, 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares in the United States and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. On April 24, 1998, pursuant to the plea agreement, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The DOJ fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing in 1998. The agreement was approved by the District Court and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of the U.S. federal antitrust law occurring prior to April 24, 1998. The payments due in 1998 and 1999 were timely made.

     In April 1998, we became aware that the Canadian Competition Bureau (the "Competition Bureau") had commenced a criminal investigation as to whether there has been any violation of Canadian antitrust law by producers of graphite electrodes. In March 1999, pursuant to a plea agreement between our Canadian subsidiary and the Competition Bureau, our Canadian subsidiary pled guilty to a one-count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn.$11 million. The plea agreement was approved by the court and, as a result, under the plea agreement, we will not be subject to

                             UCAR INTERNATIONAL INC.


prosecution by the Competition Bureau with respect to any other violations of Canadian antitrust law occurring prior to the date of the plea agreement. The fine was timely paid.

     In June 1998, we became aware that the Japanese Fair Trade Commission (the "JFTC") had commenced an investigation as to whether there has been any violation of Japanese antitrust law by producers and distributors of graphite electrodes. We believe that, among other things, we have good defenses to any claim that we are subject to the jurisdiction of the JFTC. In March 1999, the JFTC issued a "warning" letter to the four Japanese graphite electrode producers. While the JFTC did not issue a similar "warning" letter to us, the "warning" letter issued to the Japanese producers did reference us as a member of an alleged cartel.

     In October 1999, we became aware that Korean antitrust authorities had commenced an investigation of producers and distributors of graphite electrodes. We have no facilities or employees in Korea.

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

     Antitrust Lawsuits. In 1997, various producers of graphite electrodes (including us) were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint in the District Court (sometimes called the "antitrust class action lawsuit"). In the consolidated complaint to the antitrust class action lawsuit, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. In 1998, the District Court certified a class of plaintiffs consisting of all persons who purchased graphite electrodes in the United States (sometimes called the "class") directly from the defendants during the period from July 1, 1992 through June 30, 1997 (sometimes called the "class period").

     In 1998, various producers of graphite electrodes (including us) were served with a complaint by about 27 steelmakers in the United States commencing a separate civil antitrust lawsuit in the District Court (sometimes called the "opt-out lawsuit"). In the complaint to the opt-out lawsuit, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations.

     In 1998, various producers of graphite electrodes (including us), Union Carbide Corporation ("Union Carbide") and Mitsubishi Corporation ("Mitsubishi") were served with a complaint by

                             UCAR INTERNATIONAL INC.


Nucor Corporation and an affiliate commencing a civil antitrust and fraudulent transfer lawsuit in the District Court (sometimes called the "Nucor lawsuit"). In the complaint to the Nucor lawsuit, the plaintiffs allege that the producer defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes and that payments by us to Union Carbide and Mitsubishi in connection with our leveraged recapitalization in January 1995 violated applicable state fraudulent transfer laws. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged violations and an order to have payments made by us to Union Carbide and Mitsubishi in connection with our recapitalization declared to be fraudulent conveyances and returned to us for purposes of enabling us to satisfy any judgments resulting from such alleged violations.

     In 1998, various producers of graphite electrodes (including us) were served with a petition by Chaparral Steel Company and two affiliates commencing a separate civil antitrust lawsuit entitled Chaparral Steel Company, et al. v. Showa Denko Carbon, Inc., et al. in the District Court of Ellis County, Texas (sometimes called the "Texas lawsuit"). In the petition to the Texas lawsuit, the plaintiffs allege that the defendants violated Texas antitrust law in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations.

     In 1998, certain other steelmakers in the United States and Canada also served complaints commencing five separate civil antitrust lawsuits (four in the United States and one in Canada) in various courts (sometimes called the "other initial lawsuits"). Various producers of graphite electrodes (including us) have been named as defendants in some or all of the complaints. In the complaints to the other initial lawsuits, the plaintiffs allege that the defendants violated applicable antitrust laws (and applicable conspiracy laws, in the case of the lawsuit in Canada) in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages (in the case of lawsuits in the United States) or actual and punitive damages (in the case of the lawsuit in Canada) resulting from such alleged violations. Each of the other initial lawsuits in the United States has been consolidated with the antitrust class action lawsuit, the opt-out lawsuit and the Nucor lawsuit for purposes of discovery.

     All antitrust lawsuits against one producer of graphite electrodes, SGL Carbon Corporation, the U.S. subsidiary of SGL Carbon AG, have been stayed as a result of the filing in December 1998 of a petition by SGL Carbon Corporation in the United States District Court for the District of Delaware for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     In 1999, various producers of graphite electrodes (including us) were named as defendants in two complaints filed in the District Court, commencing two separate civil antitrust lawsuits entitled Ferromin International Trade Corporation, et al. vs. UCAR International Inc., et al. and BHP New Zealand, Ltd., et al. vs. UCAR International Inc., et al., respectively (sometimes called the "foreign customer lawsuits"). The first complaint was filed by about 26 steelmakers and related parties, all but one of whom are located outside the United States, and the second complaint was filed by 4 steelmakers, all of whom are located outside the United States. We have been served with the first complaint but not the second complaint. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the United States and those sold and sourced outside the United States. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged violations. We believe

                             UCAR INTERNATIONAL INC.


that, among other things, we have strong defenses against claims alleging that purchases of graphite electrodes outside the United States are actionable under U.S. federal antitrust law.

     In 1999, various producers of graphite electrodes (including us) were served with a complaint by Bayou Steel Corporation and an affiliate commencing a separate civil antitrust lawsuit entitled Bayou Steel Corporation, et al. v. The Carbide/Graphite Group, Inc., et al. in the District Court (sometimes called the "Bayou lawsuit"). In the complaint to the Bayou lawsuit, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations.

     Certain steelmakers in other countries who purchased graphite electrodes from us, and certain customers who purchased other products from us, have threatened to commence civil antitrust lawsuits against us in the United States and in other jurisdictions.

     Through October 31, 1999, we have settled the antitrust class action lawsuit, the opt-out lawsuit, the Nucor lawsuit, all of the other initial lawsuits (in Canada as well as in the United States), certain of the threatened civil antitrust lawsuits and certain possible civil antitrust claims by customers who negotiated directly with us. The settlements to which we are a party cover, among other things, virtually all of the actual and potential claims against us (but not other defendants) by steelmakers in the United States and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The only material exceptions are the Texas lawsuit, the foreign customer lawsuits, the Bayou lawsuit and possible claims by steelmakers in the United States and Canada whose aggregate purchases of graphite electrodes do not constitute a material portion of our sales of graphite electrodes in the United States and Canada. None of the settlements (or the plea agreements in connection with antitrust investigations) contain restrictions on future prices of our graphite electrodes. Although each settlement is unique, in the aggregate the settlements consist primarily of current and deferred cash payments with some product credits and, in a few instances, discounts. Through October 31, 1999, all payments due under the settlements have been timely made.

     The Texas lawsuit, the foreign customer lawsuits and the Bayou lawsuit have not been settled and are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against the Texas lawsuit, the foreign customer lawsuits and the Bayou lawsuit as well as all threatened civil antitrust lawsuits and possible civil antitrust claims, including those mentioned above. We may at any time, however, settle the Texas lawsuit, the foreign customer lawsuits and the Bayou lawsuit as well as any threatened lawsuits and possible claims and we are actively negotiating settlements which we consider fair and reasonable with certain customers or their counsel.

     It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the United States and other jurisdictions.

     1997 Earnings Charge. We recorded a pre-tax charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million reserve is calculated on a basis net

                             UCAR INTERNATIONAL INC.


of imputed interest on installment payments of the DOJ fine. Actual liabilities and expenses (including settled investigations, lawsuits and claims as well as the continuing investigations by the EU authority and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $340 million. To the extent that these liabilities and expenses are reasonably estimable, at October 31, 1999, $340 million continues to represent our estimate of these liabilities and expenses. In the aggregate, the fines, settlements and expenses described above are within the amounts we used to evaluate the $340 million charge.

     Through September 30, 1999, we have paid an aggregate of $191 million of fines, settlements and expenses and $7 million of imputed interest has been paid. As of September 30, 1999, $149 million remains in the reserve and, based on information known to us at October 31, 1999, the aggregate amount of remaining committed payments for fines and settlements was about $87 million and the aggregate amount of remaining committed payments for imputed interest was about $12 million. About $31 million of these payments for fines and settlements are due on or before September 30, 2000. Amounts due under the settlement of the antitrust class action may be increased if additional claims are filed by members of the class.

     Stockholder Derivative Lawsuit. On March 4, 1998, UCAR was served with a complaint commencing a stockholder derivative lawsuit entitled Jaroslawicz v. Krass, et al. in the Connecticut Superior Court (Judicial District of Danbury).

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

     In the complaint, the plaintiff alleges that the defendants breached their fiduciary duties in connection with alleged non-compliance by us and our employees with antitrust laws. The plaintiff also alleges that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws. The complaint seeks recovery for UCAR of damages to us resulting from these alleged breaches and sales. In 1998, UCAR and the individual defendants filed a motion to dismiss the complaint on the grounds that plaintiff failed to make a demand upon UCAR's Board of Directors prior to commencing the lawsuit and to sufficiently allege that such a demand would have been futile. In June 1999, the motion was granted. In July 1999, the plaintiff filed a notice indicating an intent to appeal the dismissal.

     This lawsuit has been pursued for recovery from the individual defendants on behalf of (and payable to) UCAR. Any indemnification obligations which UCAR may have to the individual defendants would result from judgments or settlements in favor of UCAR. As a result, we believe

                             UCAR INTERNATIONAL INC.


that UCAR's ultimate exposure in this lawsuit would be limited to expenses, including defense costs, and possibly reimbursement of certain of plaintiff's attorneys' fees and expenses.

     As described below, in October 1999, UCAR entered into an agreement settling this lawsuit. The settlement is subject to court approval, customary notice and termination provisions, and other terms and conditions. Although UCAR does not expect such an outcome, it is possible that the court could reject the settlement. In such event, it is possible that UCAR could be required to defend against this lawsuit or enter into a less favorable settlement.

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

     In the consolidated amended complaint, the plaintiffs allege that, during such period, the defendants violated U.S. federal securities law in connection with purchases and sales of common stock by making material misrepresentations and omissions regarding alleged violations of antitrust laws. The plaintiffs seek, among other things, to recover damages resulting from such alleged violations. UCAR and each of the individual defendants filed a motion to dismiss the consolidated amended complaint.

     We have been vigorously defending against this lawsuit. This lawsuit is still in its early stages.

     As described below, in October 1999, UCAR entered into an agreement settling this lawsuit. The settlement is subject to court approval, court certification of the class, customary notice and termination provisions, and other terms and conditions. Although UCAR does not expect such an outcome, it is possible that the court could reject the settlement. In such event, it is possible that UCAR could be required to defend against this lawsuit or enter into a less favorable settlement. As mentioned above, the guilty pleas make it more difficult to defend against claims asserted against us.

     Settlement of Securities Class Action and Stockholder Derivative Lawsuits. In October 1999, UCAR entered into agreements settling the securities class action and stockholder derivative lawsuits. Under the agreements, $40.5 million will be contributed to one or more escrow accounts for the benefit of former and current stockholders who are members of the class for whom the securities class action was brought, as well as plaintiffs' attorney's fees. UCAR will contribute $11 million and the insurers under our directors and officers insurance policies at the time the lawsuits were filed will contribute the balance of $29.5 million. In addition, a new outside director, acceptable to both UCAR and the lead securities class action plaintiff, the Florida State Board of Administration, the eighth largest state employees' pension fund, will be added to UCAR's Board of

                             UCAR INTERNATIONAL INC.


Directors. We expect to incur about $2 million of unreimbursed expenses related to the lawsuits. These expenses, together with the $11 million, were recorded as a one-time charge to operations of $13 million in the 1999 third quarter.

                             UCAR INTERNATIONAL INC.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        The exhibits listed in the following table have been filed as part of this Report.

         Exhibit
         Number              Description of Exhibit
         ------              ----------------------
          10.50              Stipulation and Agreement of Settlement dated
                             October 13, 1999 among David Jaroslawicz and
                             Robert P. Krass, Robert J. Hart, Peter B. Mancino,
                             William P. Wiemels, Fred C. Wolf, Eugene
                             Cartledge, John R. Hall, Glenn H. Hutchins,
                             Robert D. Kennedy, Howard A. Lipson, Peter G.
                             Peterson, Stephen A. Schwarzman and UCAR
                             International Inc.

          10.51 Stipulation and Agreement of Settlement dated October 13, 1999 among the Florida State Board of Administration and UCAR International Inc., Peter G. Peterson, Stephen A. Schwarzman,
                             Howard A. Lipson, Glenn H. Hutchins, Robert P. Krass, Robert J. Hart, William P. Wiemels, Fred C. Wolf and Peter B. Mancino.

          27.1 Financial Data Schedule for the quarter ended September 30, 1999 (for SEC use only)

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



                                           UCAR INTERNATIONAL INC.


Date:  November 15, 1999                   By:   /s/ Corrado F. DeGasperis
                                                 -------------------------
                                                 Corrado F. DeGasperis
                                                 Controller
                                                 (Principal Accounting Officer)

                             UCAR INTERNATIONAL INC.


                                INDEX TO EXHIBITS




  Exhibit No.     Description                                          Page No.

     10.50 Stipulation and Agreement of Settlement dated October 13, 1999 among David Jaroslawicz and
                  Robert P. Krass, Robert J. Hart, Peter B. Mancino, William P. Wiemels, Fred C. Wolf, Eugene Cartledge, John R. Hall, Glenn H. Hutchins, Robert D. Kennedy, Howard A. Lipson, Peter G. Peterson, Stephen A. Schwarzman and UCAR International Inc.

     10.51        Stipulation and Agreement of Settlement dated
                  October 13, 1999 among the Florida State Board of Administration and UCAR International Inc., Peter G. Peterson, Stephen A. Schwarzman, Howard A. Lipson, Glenn H. Hutchins, Robert P. Krass, Robert J. Hart, William P. Wiemels, Fred C. Wolf and Peter B. Mancino.

     27.1         Financial Data Schedule for the quarter ended
                  September 30, 1999 (for SEC use only)