Form 10-K405
period 1999-12-31
UCAR INTERNATIONAL INC
filed 2000-03-30
CIK 931148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
|X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
|_|TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO

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

                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
  TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common stock, par value                      New York Stock Exchange
 $.01 per share

                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

                            ------------------------


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant'S knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    As of March 1, 2000, 45,119,788 shares of common stock were outstanding. The aggregate market value of the outstanding common stock as of March 1, 2000 (based upon the closing sale price of the common stock on the New York Stock Exchange on such date) held by non-affiliates of the registrant was $694 million.

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information required under Part III is incorporated by reference from the UCAR International Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000, which will be filed on or about March 31, 2000.

================================================================================

                                TABLE OF CONTENTS
                                                                            PAGE

PRELIMINARY NOTES............................................................1
   IMPORTANT TERMS...........................................................1
   PRESENTATION OF FINANCIAL, MARKET AND LEGAL DATA..........................2
PART I.......................................................................4
   ITEM 1. BUSINESS..........................................................4
   INTRODUCTION..............................................................4
   RISK FACTORS.............................................................11
   CORPORATE HISTORY........................................................16
   MARKETS AND INDUSTRY OVERVIEW............................................25
   MANUFACTURING PROCESSES..................................................30
   PRODUCTS.................................................................33
   RAW MATERIALS AND SUPPLIERS..............................................34
   ITEM 2. PROPERTIES.......................................................41
   ITEM 3. LEGAL PROCEEDINGS..................................................
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................
PART II.......................................................................
   ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.............................................................
   MARKET INFORMATION.........................................................
   DIVIDEND AND STOCK REPURCHASE POLICIES AND RESTRICTIONS....................
   RECENT SALES OF UNREGISTERED SECURITIES....................................
   ITEM 6. SELECTED FINANCIAL DATA............................................
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................
   GENERAL....................................................................
   RESULTS OF OPERATIONS......................................................
   EFFECTS OF  INFLATION......................................................
   EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES..............................
   LIQUIDITY AND CAPITAL RESOURCES............................................
   RESTRICTIONS ON DIVIDENDS AND STOCK REPURCHASES............................
   ACCOUNTING CHANGES.........................................................
   ASSESSMENT OF THE EURO.....................................................
   COSTS RELATING TO PROTECTION OF THE ENVIRONMENT............................
   ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS......
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.............................................142
PART III...................................................................143
   ITEMS 10 TO 13 (INCLUSIVE...............................................143
   EXECUTIVE OFFICERS AND DIRECTORS........................................143
   PART IV146
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K...................................................146
SIGNATURE..................................................................151
EXHIBIT INDEX..............................................................153

                                PRELIMINARY NOTES

    IMPORTANT TERMS

    We use the following terms to identify various companies or groups of companies, markets or other matters. These terms help to simplify the presentation of information in this Report.

    UCAR refers to UCAR International Inc. only. UCAR is an independent corporation and our public parent company. UCAR is the issuer of the publicly traded common stock covered by this Report.

    UCAR GLOBAL refers to UCAR Global Enterprises Inc. only. UCAR Global a direct wholly owned subsidiary of UCAR and the direct or indirect holding company for all of our operating subsidiaries. UCAR Global was the issuer of our outstanding 12% senior subordinated notes due 2005 (the "SUBORDINATED NOTES") and was the primary borrower under our senior secured bank credit facilities (the "EXISTING BANK FACILITIES").

    UCAR FINANCE refers to UCAR Finance Inc. only. UCAR Finance is a direct wholly owned finance subsidiary of UCAR and the borrower under our senior secured credit facilities (the "NEW SENIOR FACILITIES").

    UCAR GRAPH-TECH refers to UCAR Graph-Tech Inc. only. UCAR Graph-Tech is our wholly owned subsidiary engaged in the development, manufacture and sale of flexible graphite.

    CARBONE SAVOIE refers to Carbone Savoie S.A.S. only. Carbone Savoie is a 70% owned subsidiary engaged, along with one of our wholly owned subsidiaries, in the development, manufacture and sale of graphite and carbon cathodes.

    SUBSIDIARIES refer to those companies which, at the relevant time, were majority owned or wholly owned directly or indirectly by UCAR or its predecessors to the extent that those predecessors activities related to the carbon and graphite business. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1996 through December 31, 1999, except for:

     o our Russian subsidiary, which was acquired in late 1996 and early 1997 and has been wholly owned since then,

     o our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became wholly owned in order to facilitate the cessation of its manufacturing operations,

     o Carbone Savoie, which was acquired in early 1997 and has been 70% owned since then, and

     o our South African subsidiary, which was 50% owned until April 1997, when it became wholly owned.

    WE, US or OUR refers collectively to UCAR and its subsidiaries and predecessors described above, or if the context so requires, UCAR, UCAR Global or UCAR Finance, individually.

    HOME MARKETS refer to North America, Western Europe, Brazil and South Africa. We have major manufacturing facilities located in each of these markets, and these are our largest markets. All other markets are called "EXPORT MARKETS."

    FREE TRADING MARKETS refer:

    o in the case of graphite electrodes, flexible graphite and graphite specialties industries, to the entire world, excluding China, and

    o in the case of cathodes, and carbon specialties, to the entire world excluding China and the former Soviet Union.

We sometimes use this term when describing markets for various products because information about excluded markets is believed to be unreliable or not readily available. We believe that China is generally a net importer of graphite electrodes.

PRESENTATION OF FINANCIAL, MARKET AND LEGAL DATA

    We present our financial information on a consolidated basis. This means that we consolidate financial information for all subsidiaries where our ownership is greater than 50%. We use the equity method to account for 50% or less owned interests, and we do not restate financial information for periods prior to the acquisition of subsidiaries. This means that, prior to April 1997, financial information for our South African subsidiary is only reflected on the single line in the Consolidated Financial Statements entitled "UCAR share of net income from company carried at equity." For the same reason, the financial information for our German subsidiary and Carbone Savoie is consolidated, since their acquisitions, on each line of the Consolidated Financial Statements and the equity of the other 30% owners (until early 1999, in the case of our German subsidiary) in those subsidiaries is reflected on the lines entitled "minority stockholders' equity in consolidated entities" and "minority stockholders' share of income."

    Unless otherwise stated, when we refer to "EBITDA" we mean operating profit
(loss), plus depreciation, amortization, impairment losses on long-lived assets, inventory write-down, and that portion of restructuring charges applicable to non-cash asset write-offs. The amount of restructuring charges applicable to non-cash asset write-offs was $22 million for 1995 and $29 million for 1998. There was a restructuring credit of $6 million in 1999. We believe that EBITDA is generally accepted as providing useful information regarding a company's ability to incur and service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from continuing operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our method for calculating EBITDA may not be comparable to methods used by other companies and is not the same as the method for calculating EBITDA under the New Senior Facilities.

    References to cost in the context of our low-cost producer strategy do not include the unusual charges identified in the Consolidated Financial Statements on the lines entitled "antitrust investigations and related lawsuits and claims," "restructuring charge (credit)," "impairment loss on long-lived Russian assets," "impairment loss on long-lived graphite specialties assets," "write-down of graphite specialties inventory" or "securities class action and stockholder derivative lawsuits," the impact of accounting changes, or the impact of expenses incurred in connection with lawsuits initiated by us.

    Unless otherwise noted, all cost savings and reductions are estimates based on a comparison to costs in 1998 or the 1998 fourth quarter (annualized) and on the assumption that net sales and other operating conditions remain the same in 1999, 2000, 2001, 2002 and thereafter as they were in 1998.

    Neither any statements in this Report nor any charge taken by us relating to any legal proceedings constitute an admission as to any wrongdoing or liability.

    Market data relating to the steel industry has been derived from publications by the International Iron and Steel Institute and other industry sources as well as our own estimates. Market data relating to the fuel cell industry has been derived from publications by securities analysts relating to "BALLARD POWER SYSTEMS LTD.", other industry sources and public filings, press releases and other public documents of Ballard as well as our own estimates. Market and market share data relating to the graphite and carbon industry as well as cost information relating to our competitors has been derived from the sources described above and public filings, press releases and other public documents of our competitors as well as our own estimates.

    Unless otherwise noted, when we refer to dollars we mean U.S. dollars.

                                     PART I

ITEM 1. BUSINESS

    INTRODUCTION

    We are the world's largest manufacturer of high quality graphite and carbon electrodes and cathodes as well as flexible graphite. We have a global business, selling our products in over 80 countries and owning 15 manufacturing facilities located in Brazil, France, Italy, Mexico, Russia, Spain, South Africa and the United States.

    We operate in two business segments:

      o graphite electrodes, which had net sales of $562 million and gross profit of $196 million in 1999, and

      o graphite and carbon products, which had net sales of $269 million and gross profit of $62 million in 1999.

    We generated $212 million of EBITDA in 1999.

    GRAPHITE ELECTRODE BUSINESS SEGMENT. Graphite electrodes, our principal products, are consumed primarily in the production of steel in electric arc furnaces, the steelmaking technology used by all "mini-mills." Steel produced in electric arc furnaces, which constitutes the growth sector of the steel industry, has grown at an annual trendline rate of about 4% for more than 30 years. Graphite electrodes are also used for refining steel in ladle furnaces and in other smelting processes. Graphite electrodes accounted for about 72% of our net sales in 1997, 69% in 1998 and 68% in 1999.

    GRAPHITE AND CARBON PRODUCTS BUSINESS SEGMENT. This segment includes carbon electrodes, graphite and carbon cathodes, flexible graphite, graphite specialties and carbon specialties.

    Carbon electrodes are used primarily in the production of silicon metal, which is used in the manufacture of aluminum. Carbon electrodes accounted for about 5% of our net sales in each of 1997, 1998 and 1999.

    Graphite and carbon cathodes are both used as lining for furnaces that smelt aluminum. Cathodes accounted for about 8% of our net sales in 1997, 10% in 1998 and 11% in 1999.

    Flexible graphite is used in gasket and other sealing applications primarily for internal combustion engines, pipe flanges and chemical and petrochemical industry process equipment. Flexible graphite is a natural graphite-based product, while most of our other products are petroleum coke based products. We are developing applications for advanced natural graphite materials in the fuel cell, heat management, fire protection and energy management industries. Flexible graphite accounted for about 3% of our net sales in 1997, 4% in 1998 and 1999.

    Our other graphite and carbon products accounted for about 12% of our net sales in each of 1997, 1998 and 1999. In addition to the steel and metals industries, we sell these products to the semiconductor, automotive and aerospace industries.

    INDUSTRY OVERVIEW. We estimate that the worldwide market for graphite and carbon products served by us was about $4 billion in 1999. Customers for our products are located in virtually every industrialized country in the world.

    Electrodes act as conductors of electricity in a furnace, generating sufficient heat to melt scrap metal or other raw materials used to produce steel, silicon metal or other metals. The electrodes are gradually consumed in the course of that production.

    Graphite electrodes are used primarily in the production of steel in an electric arc furnace. On average, in a typical electric arc furnace producing steel, one electrode must be replaced every eight to ten operating hours. Graphite electrodes are currently the only products available that have the high levels of electrical conductivity and the capability of sustaining the high levels of heat required in an electric arc furnace producing steel. Demand for graphite electrodes is directly related to the amount and efficiency of electric arc furnace steel production. We estimate that, on average, the cost of graphite electrodes represents about 3% of the cost of producing steel in a typical electric arc furnace.

    Electric arc furnace steel production has, for many years, been the growth sector of the steel industry. It grew from about 14% of total steel production in 1970 to about 34% in 1999. Electric arc furnace steel production has historically exhibited less cyclicality than total steel production. It has experienced only three downturns since 1976.

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

    During 1997 through 1999, we estimate that an aggregate of about 53 million metric tons of net new electric arc furnace steelmaking capacity was added worldwide. We estimate that about 18 million metric tons of that net new capacity was added in 1999. Further, we believe that a portion of the net new capacity added in the last three years has not yet become fully operational. We are aware of about 44 million metric tons of announced net new electric arc furnace steelmaking production capacity that is scheduled to be added in 2000 through 2002.

    Throughout 1998 and continuing into the 1999 first quarter, steel production, including steel produced in electric arc furnaces, declined as a result of adverse global and regional economic conditions. As a result, demand for graphite electrodes declined. Due to the continued strength of the U.S. and European economies and the beginning of recovery in other areas of the global economy, we believe that, in the 1999 second quarter, worldwide electric arc furnace steel production began to gradually increase. We are benefiting from that increase. Our volume of graphite electrodes sold has gradually increased. We believe that graphite electrode industry fundamentals support our long-term strategy and the beginning of recovery in pricing worldwide.

     Presently, there is one other global manufacturer and nine other regional or local manufacturers of graphite electrodes in the free trading markets. There have been no significant entrants in the manufacture of graphite electrodes since 1950. We believe that it is unlikely that new "greenfield" graphite electrode manufacturing facilities will be built during the next several years due to, among other things, the relatively high cost of building a new facility. Further, we believe that it is unlikely that there will be significant new entrants in the manufacture of these products during the next several years due to, among other things, the need for extensive manufacturing process know-how as well as that high cost.

    We believe that the graphite electrode manufacturing capacity utilization rate in the free trading markets was about 91% in 1997, about 85% in 1998 and about 87% in 1999. Since September 1998, we have reduced our annual graphite electrode manufacturing capacity by about 30,000 metric tons. We believe that this reduction represented about 4% of estimated graphite electrode manufacturing capacity in the free trading markets. Since September 1998, two of our competitors have reduced their annual graphite electrode manufacturing capacity. Their announced reductions total more than 28,000 metric tons. As a result of these reductions, we believe that, if graphite electrode demand returned to 1997 levels, the current graphite electrode manufacturing capacity utilization rate in the free trading markets would be at least 95%.

    In 1998 and 1999, demand and prices for most of our other products was adversely affected by the same global and regional economic conditions which affected graphite electrodes. Currently on the whole, demand for most of our other products is relatively stable. Pricing for most of those products has, however, not yet strengthened.

    OUR STRENGTHS.

    LARGEST MARKET SHARES. We have the largest share of the free trading markets in all of our major product lines. We believe that, in 1999, our share of the free trading markets was:

      o     about 29% in graphite electrodes,

      o     about 37% in carbon electrodes,

      o     about 30% in graphite and carbon cathodes, and

      o     about 35% in flexible graphite.

    NEW MANAGEMENT TEAM. Over the past two years, there has been a substantial change in our management team. We have a new chairman of the board and chief executive officer, a new chief financial officer, a new chief information officer, a new controller and a new treasurer. There are also four new members of UCAR's Board of Directors. We believe that our current management team enables us to capture the benefits of both new perspectives as well as vast experience in our industry.

    We have adopted new incentive compensation programs which reward management for improvements in our financial performance. These include a cash bonus plan which focuses on targets relating to such matters as improvements in return on invested capital, earnings per share and operating cash flow (before fines and settlements), achievement of cost savings and achievement of key initiatives in such areas as safety, product quality, productivity and efficiency, product development, divestitures, acquisitions and strategic alliances.

    LOW COST PRODUCER OF HIGH QUALITY PRODUCTS. We have in the past implemented, and we currently are implementing, successful restructuring and reengineering plans and projects. These plans and projects have increased automation, improved operating efficiency and reduced costs, while at the same time improving product and service quality. We believe that our cost structure for manufacturing graphite electrodes and cathodes is currently the lowest among the major producers in the industry.

    GLOBAL MANUFACTURING BASE. We have three graphite electrode manufacturing facilities located in Europe, two in the United States and one each in Mexico, Brazil and South Africa. We have three cathode manufacturing facilities, one in Europe, one in Brazil and the other in the United States. We believe that our multiple fully integrated state-of-the-art facilities in diverse geographic regions provide us with significant operational flexibility. Among other things, we are able to incrementally adjust our graphite electrode and cathode manufacturing capacity utilization rate, as well as related costs, to accommodate anticipated changes in global sales volume and to shift graphite electrode and cathode manufacturing to regions where changes in currency exchange rates provide cost advantages. We believe that our global manufacturing base helps to minimize risks associated with dependence on any single economic region.

    EXCEPTIONAL CUSTOMER SERVICE. To assist customers to maximize their production and minimize their costs, we employ about 60 engineers who provide technical service to customers globally in, among other things, all areas of electric arc furnace design and operation, electrode specification and use, and related matters. We believe that we have more technical service engineers located in more countries than any of our competitors. In addition, we employ a global direct sales force, which operates from more than 20 sales offices. Carbone Savoie has its own dedicated sales and technical service groups that work closely with the sales and technical service groups of our strategic partner in the cathode business, Aluminium Pechiney S.A., to maximize use of their respective products and technologies in the aluminum industry.

    DIVERSIFIED CUSTOMER BASE. We sell our products in virtually every industrialized country in the world. Sales of our products outside the United States accounted for more than two-thirds of our net sales in 1999. In 1999, five of our ten largest customers were based in Europe, two were in Africa, and one was in each of the United States, Mexico and Brazil. No single customer or group of affiliated customers accounted for more than 4% of our net sales in 1999.

    PRODUCT INNOVATION AND PROCESS IMPROVEMENTS. We conduct, at our two dedicated technology centers and our manufacturing facilities throughout the world, a focused technology program to develop new related products and expand applications for existing products as well as improve product quality and manufacturing processes. This program is conducted both independently and in conjunction with suppliers, customers, strategic partners and others. About

100 of our technical professionals are directly involved in this program. Their activities are integrated with the efforts of over 100 engineers at our manufacturing facilities who are focused on improving manufacturing processes. Carbone Savoie operates one of our technology centers, which is dedicated to cathodes and employs about 20 of our professionals.

    OUR BUSINESS STRATEGIES. Our strategic goal is to be the best global low cost manufacturer and customer service-driven company with the best product performance in the graphite and carbon industry by pursuing the following strategies.

    REDUCE COSTS AND IMPROVE OPERATING EFFICIENCIES AND PRODUCT QUALITY; RESTRUCTURE GRAPHITE SPECIALTIES BUSINESS. We are focusing significant efforts on reducing costs and improving product and service quality and manufacturing and operating processes, while seeking to maximize free cash flow, reduce leverage and maintain and enhance gross margins.

    UCAR's Board of Directors adopted a global restructuring and rationalization plan in September 1998, and we launched new initiatives to enhance the plan in October 1999. We believe that the plan is the most aggressive major cost reduction plan currently being implemented in the graphite and carbon industry. The plan generated cost savings at an annualized run rate of about $72 million by the end of 1999. We estimate that the plan will generate cost savings at an annualized run rate of about $112 million by the end of 2000, about $145 million by the end of 2001 and about $165 million by the end of 2002 and thereafter.

    The original plan included plant rationalization, plant cost reduction and overhead cost reduction. The plant rationalization phase of the plan involved the closure of our higher cost manufacturing facilities in Canada and Germany and the downsizing of our graphite electrode manufacturing facilities in Russia. The overhead cost reduction phase of the plan included relocation of our corporate headquarters to Nashville, Tennessee.

    We believe that the cost savings under the original plan have enabled us to strengthen our competitiveness. We also believe, however, that we must continue to generate additional cost savings to achieve the ultimate objectives of our low cost manufacturing strategy. Accordingly, in October 1999, we launched new initiatives to add $30 million of cost savings to the original plan by the end of 2002. Further, we completed a global benchmarking study during the 1999 third quarter that identified opportunities for performance improvements in certain key global administrative and transaction processing functions. These opportunities should allow for achievement of our target of reducing selling and administrative expenses from 11% of net sales in 1998 to 8% of net sales by the end of 2002. We are also evaluating every aspect of our supply chain performance. Our targets include decreasing inventories, as measured against inventory levels and based on production levels for the 1999 first nine months (annualized), by over 20%, or to about $180 million, and reducing our cash cycle time by about one-third by the end of 2002.

    We are seeking to improve product quality at the same time that we are seeking to reduce costs. We have set specific goals for product quality improvements, focusing on use of superior raw materials, technology and six sigma manufacturing capabilities.

    In the 2000 first quarter, in response to economic conditions adversely affecting demand for graphite specialties and the profitability of our graphite specialties business, we announced that we would restructure that business. The business accounted for about 9% of our net sales in 1999. The restructuring will include elimination of low profitability product lines, rationalization of operations to generate cost savings and improve profitability for the remaining product lines, and use of graphite specialties technology to develop new and expand existing niche markets. We expect to complete the restructuring by the end of the 2001 first quarter.

    POWER OF ONE BUSINESS TRANSFORMATION INITIATIVE. In support of our strategy, we have launched a global business transformation initiative entitled POWER OF ONE. POWER OF ONE is a coordinated global self-assessment and business process transformation initiative driving one consistent theme throughout our organization: "becoming the best!" We expect the initiative to accelerate development and implementation of business opportunities and to develop leadership skills more broadly within all management levels as well as support our efforts to reduce cost, improve efficiencies, shorten cycle times and achieve "best in class" performance.

    DEVELOP STRATEGIC ALLIANCES AND GROWTH OPPORTUNITIES. We are pursuing strategic alliances that enhance or compliment our existing or related businesses. Strategic alliances may be in the form of joint venture, licensing, supply or other arrangements that leverage our strengths to achieve additional company-wide cost savings and to increase net sales, margins, cash flow and earnings in graphite electrode and other existing product lines and in related new product lines. We are also studying a number of financial options to create more value for our stockholders over the near term from our flexible graphite business.

    Our relationship with Aluminium Pechiney S.A. in the cathode business is an example of a successful strategic alliance. Aluminium Pechiney S.A. is not only a strategic partner but is also a significant customer under a long term supply contract.

    In the 1999 third quarter, we entered into an exclusive product development collaboration agreement and an exclusive long term supply agreement with Ballard Power Systems. Ballard is the world's leader in the development and commercialization of proton exchange membrane ("PEM") fuel cells. Fuel cells are devices that generate electricity through an environmentally clean chemical process as an alternative to internal combustion engines and other fossil fuel based energy sources. Industry sources expect wide commercialization of fuel cells to occur early in this decade. We have been actively working with Ballard for the past seven years in developing flexible graphite based material for use in flow field plates, which are essential elements of PEM fuel cells. We expect substantial growth in net sales of our flexible graphite beginning in 2003.

    DEVELOP AND EXPAND NEW AND EXISTING PROFITABLE TECHNOLOGIES. We are currently focusing our technological development efforts in several key areas in order to develop new related products and expand applications for our existing products, which we believe will enhance our profitability.

    DEBT RECAPITALIZATION. In February 2000, we completed a debt recapitalization. We obtained the New Senior Facilities, which consist of a $300 million, six year tranche A term loan facility, a $350 million, eight year tranche B term loan facility and a $250 million, six year revolving credit facility. The tranche A and revolving facilities are dollar/euro dual currency facilities. We used the net proceeds of the New Senior Facilities to repay about $490 million of debt under our prior senior secured term loan facilities, to call all $200 million of our outstanding 12% senior subordinated notes due 2005 for redemption at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, to replace the outstanding borrowings under our prior revolving credit facility and to repay certain other debt.



    The debt recapitalization:

     o lowers our average interest rate (at current market interest rate levels) by about 200 basis points (equivalent to a reduction of annual interest expense by about $15 million at current debt levels),

     o  extends the average maturities of our debt,

     o  enables us to repay our debt without penalty or premium, and

     o increases our ability to repurchase common stock, make acquisitions and pursue strategic initiatives.

    LITIGATION AGAINST OUR FORMER PARENT COMPANIES INITIATED BY US. In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation ("MITSUBISHI") and Union Carbide Corporation ("UNION CARBIDE"). The other defendants are Mitsubishi International Corporation, a U.S. subsidiary of Mitsubishi, and two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in January 1995 ("1995 EQUITY RECAPITALIZATION"). In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with the 1995 Equity Recapitalization were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in UCAR and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest.

    ANTITRUST LITIGATION AGAINST US. Since 1997, we have been served with subpoenas, search warrants and information requests by antitrust authorities in the United States, the European Union and elsewhere in connection with antitrust investigations. In addition, civil antitrust lawsuits have been commenced and threatened against us and other producers and distributors of graphite and carbon electrodes in the United States and elsewhere. We recorded a charge against results of operations for 1997 in the amount of $340 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

    In April 1998, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine in the aggregate amount of $110 million, payable in six annual installments (the "DOJ FINE"). In March 1999, our Canadian subsidiary pled guilty to a one-count charge of violating Canadian antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. We have settled virtually all of the graphite electrode antitrust claims by steelmakers in the United States and Canada as well as antitrust claims by certain other customers. None of the settlement or plea agreements in connection with antitrust investigations or related lawsuits or claims contain restrictions on future prices of our graphite electrodes. We are continuing to cooperate with the antitrust authority in the European Union in its on-going investigation. In the aggregate, the fines and settlements are within the amounts we used for purposes of evaluating the $340 million reserve. Actual liabilities and expenses could be materially higher than such charge. The guilty pleas make it more difficult to defend against other investigations, lawsuits and claims.

    RISK FACTORS

    Investors in the common stock should consider carefully the following factors in addition to other information included in this Report.

    WE ARE DEPENDENT ON THE GLOBAL STEEL AND OTHER METALS INDUSTRIES AND OUR RESULTS OF OPERATIONS MAY DETERIORATE DURING GLOBAL AND REGIONAL ECONOMIC DOWNTURNS. Our principal products, graphite electrodes, are sold primarily to the electric arc furnace steel production industry. Many of our other products are sold primarily to other metals industries. These are global basic industries, and customers in these industries are located in virtually every industrialized country in the world. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects demand for and, to a lesser extent, prices of our products. Accordingly, we are directly affected by changes in global and regional economic conditions.

    As a result of global and regional economic conditions, demand for and prices of graphite electrodes and some of our other products declined in 1998 and early 1999. These circumstances reduced our net sales and net income. Demand began to recover later in 1999. We cannot assure you that this recovery will continue.

    We cannot assure you that the electric arc furnace steel industry will continue to be the growth sector of the steel industry or that other industries served by us will experience continued stability or growth or recover from current economic conditions affecting them, as the case may be. Accordingly, we cannot assure you that there will be stability or growth in demand for or prices of graphite electrodes or our other products. An adverse change in global or certain regional economic conditions could materially adversely affect us.

    OUR FINANCIAL CONDITION COULD SUFFER IF WE EXPERIENCE UNANTICIPATED COSTS AS A RESULT OF ANTITRUST INVESTIGATIONS, LAWSUITS AND CLAIMS. Since 1997, we have been subject to antitrust investigations, lawsuits and claims. We recorded a charge of $340 million against results of operations for 1997 as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. To date, the fines and settlements in connection with antitrust investigations, lawsuits and claims have been within the amounts used by us to evaluate the $340 million charge. We cannot assure you that remaining liabilities and expenses in connection with antitrust investigations and related lawsuits and claims will not materially exceed the remaining balance of such reserve.

    WE ARE HIGHLY LEVERAGED AND OUR SUBSTANTIAL DEBT AND OTHER OBLIGATIONS COULD LIMIT OUR FINANCIAL RESOURCES, OPERATIONS AND ABILITY TO COMPETE AND MAY MAKE US MORE VULNERABLE TO ADVERSE ECONOMIC EVENTS. We are highly leveraged. We also have substantial obligations in connection with antitrust investigations, lawsuits and claims. At December 31, 1999, we had total debt of $722 million, and a stockholders' deficit of $293 million. A majority of our debt has variable interest rates. We are dependent on our revolving credit facility for liquidity.

    Our high leverage and these obligations could have important consequences, including the following:

    o our ability to restructure or refinance our debt or obtain additional debt or equity financing for payment of these obligations, or for working capital, capital expenditures, acquisitions, joint ventures, stock repurchases or other general corporate purposes, may be impaired in the future,

    o a substantial portion of our cash flow from operations must be dedicated to debt service and payment of these obligations, thereby reducing the funds available to us for other purposes,

    o an increase in interest rates could result in an increase in the portion of our cash flow from operations dedicated to servicing our debt in lieu of other purposes,

    o we may have substantially more leverage and obligations in connection with antitrust investigations, lawsuits and claims than certain of our competitors, which may place us at a competitive disadvantage, and

    o our leverage and these obligations may hinder our ability to adjust rapidly to changing market conditions or other events, and our substantial leverage and these obligations makes us more vulnerable to insolvency, bankruptcy or other adverse consequences in the event of a downturn in general or certain regional economic conditions or our business or in the event that these obligations are greater than expected.

    OUR ABILITY TO SERVICE OUR DEBT AND MEET OUR OTHER OBLIGATIONS DEPENDS ON CERTAIN FACTORS BEYOND OUR CONTROL. Our ability to service our debt and meet our other obligations as they come due is dependent on our future financial and operating performance. This performance is subject to various factors, including certain factors beyond our control such as, among other things, changes in global and regional economic conditions, developments in antitrust investigations, lawsuits and claims involving us, changes in our industry, changes in interest or currency exchange rates, and inflation in raw material, energy and other costs. If our cash flow and capital resources are insufficient to enable us to service our debt and meet these obligations as they become due, we could be forced to reduce or delay capital expenditures, sell assets or businesses, limit or discontinue, temporarily or permanently, business plans, activities or operations, obtain additional debt or equity financing, or restructure or refinance debt. We cannot assure you as to the timing of such actions or the amount of proceeds that could be realized from such actions. Accordingly, we cannot assure you that we will be able to meet our debt service obligations as they become due or otherwise.

    WE HAVE RESTRICTIVE SECURED DEBT COVENANTS WHICH COULD SIGNIFICANTLY AFFECT THE WAY IN WHICH WE CONDUCT OUR BUSINESS. The New Senior Facilities contain a number of covenants that, among other things, significantly restrict our ability to dispose of assets, incur additional indebtedness, repay or refinance other indebtedness or amend other debt instruments, create liens on assets, enter into leases, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. We are also required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios. In addition, we cannot borrow under our new revolving credit facility if the aggregate amount of our payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt incurred by us that is not incurred under the New Senior Facilities). Further, most of our assets are pledged to secure repayment of the New Senior Facilities.

    We are currently in compliance with the covenants contained in the New Senior Facilities. However, our ability to continue to comply may be affected by events beyond our control as described above. The breach of any of these covenants could result in a default under the New Senior Facilities, which would permit the senior lenders to declare all amounts thereunder immediately due. It would also permit them to terminate their commitments to extend credit under our revolving credit facility. This would have an immediate material adverse effect on our liquidity. If we were unable to repay our indebtedness to the senior lenders, the senior lenders could proceed against the collateral securing the New Senior Facilities.

    WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN MULTIPLE COUNTRIES. As a result of our international operations, we are subject to risks associated with operating in multiple countries, including:

    o   currency devaluations and fluctuations in currency exchange rates,

    o   imposition of or increases in custom duties and other tariffs,

    o imposition of or increases in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into dollars or euros or remittance of dividends, interest or principal payments other payments by subsidiaries,

    o imposition of or increases in revenue, income or earnings taxes and withholding and other taxes on remittances and other payments by subsidiaries,

    o   high inflation and hyperinflation in certain countries,

    o imposition or increases in investment restrictions and other restrictions or requirements by non-U.S. governments, and

    o in the case of operations in Russia, nationalization and other risks which could result from a change in government or other political, social or economic instability.

We cannot assure you that such risks will not have a material adverse effect on us in the future.

    OUR RESULTS OF OPERATIONS FOR ANY QUARTER ARE NOT NECESSARILY INDICATIVE OF OUR RESULTS OF OPERATIONS FOR A FULL YEAR OR OTHERWISE. Our sales of graphite electrodes and other products fluctuate from quarter to quarter due to such factors as changes in global and regional economic conditions, changes in competitive conditions, scheduled plant shutdowns by customers, national vacation practices, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants, and changes in customer order patterns in response to the announcement of price increases. We have experienced, and expect to continue to experience, volatility with respect to demand for and prices of graphite electrodes and other products, both globally and regionally. These factors tend to affect our quarterly as well as annual results of operations. In addition, during the period prior to the effective date of a price increase, customers tend to buy additional quantities of graphite electrodes at the then lower pricing (known as "CUSTOMER BUY-INS"), which add to our net sales during that period. During the period following the effective date of a price increase, customers tend to use those additional quantities before placing further orders, which reduces our net sales during that period. Accordingly, results of operations for any quarter are not necessarily indicative of the results of operations for a full year or otherwise.

    OUR MARKET SHARE, NET SALES OR NET INCOME COULD DECLINE DUE TO VIGOROUS PRICE AND OTHER COMPETITION. Competition in the graphite and carbon products industry is based primarily on price, product quality and customer service. Graphite electrodes, in particular, are subject to rigorous price competition. Price increases by us or price reductions by our competitors, decisions by us with respect to maintaining profit margins rather than market share, changes in the desirability or necessity of entering into long term supply contracts with customers, or other competitive or market factors or strategies could adversely affect our market share, net sales or net income. Competition could prevent implementation of price increases or could require price reductions or increased spending on research and development, marketing and sales that could adversely affect our results of operations, cash flows or financial condition.

    IMPLEMENTATION OF FINANCIAL OPTIONS FOR UCAR GRAPH-TECH, OR ADDITIONAL STRATEGIC ALLIANCES FOR OTHER BUSINESSES, MAY NOT BE SUCCESSFULLY COMPLETED. We cannot assure you that we will complete implementation of any financial options for UCAR Graph-Tech or any additional strategic alliances for any of our other businesses. Further, we cannot assure you as to the timing or terms of, or net proceeds from, any transaction that may be completed.

    WE MAY NOT BE SUCCESSFUL IN THE LITIGATION AGAINST OUR FORMER PARENTS INITIATED BY US. We have initiated litigation against our former parents. Successful prosecution of this litigation is subject to risks, including:

     o failure to successfully defend against motions to dismiss and other procedural motions prior to trial,

     o failure to successfully establish our theories of liability and damages or otherwise prove our claims at trial,

     o successful assertion by the defendants of substantive defenses to liability at trial or on appeal, and

     o successful assertion by the defendants of counterclaims or cross claims at trial or on appeal.

We cannot assure you as to the ultimate outcome of the litigation, including the possibility, timing or amount of any recovery of damages by us or any liability we may have in connection with any counterclaims or cross claims. In addition, we cannot assure you as to the possibility, timing or amount of any settlement or the legal expenses to be incurred by us or as to the effect of the lawsuit on management's focus and time available for our on-going operations.

    WE ARE SUBJECT TO RISKS ASSOCIATED WITH MANUFACTURING OPERATIONS. As a result of our manufacturing operations, we are subject to risks relating to environmental and occupational health and safety liabilities and requirements, labor disputes and similar matters. We cannot assure you that such risks will not have a material adverse affect on us in the future.

    THERE ARE PROVISIONS IN SOME OF OUR IMPORTANT DOCUMENTS WHICH COULD HAVE THE EFFECT OF PREVENTING A CHANGE IN CONTROL OF UCAR. UCAR's Certificate of Incorporation and By-Laws contain provisions concerning voting, issuance of preferred stock, removal of officers and directors and other matters which may have the effect of discouraging, delaying or preventing a change in control of UCAR. In addition, UCAR's Board of Directors has adopted a stockholder rights plan which may have the same effect. Further, the New Senior Facilities restrict certain events which would constitute a change in control and provide that certain events which would constitute a change in control would also constitute an event of default. We cannot assure you that we will have the financial resources necessary to repay the New Senior Facilities upon the occurrence of such an event of default.

    THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WHICH COULD VARY SIGNIFICANTLY FROM ACTUAL EVENTS OR CIRCUMSTANCES DUE TO VARIOUS FACTORS. This Report contains forward looking statements. In addition, from time to time, we or our representatives have made or may make forward looking statements orally or in writing. These include statements about such matters as future production of steel in electric arc furnaces, future prices and volumes of and demand for graphite electrodes and other products, future operational and financial performance of various businesses, strategic plans and cost savings programs, impacts of regional and global economic conditions, divestiture, joint venture, operating, global integration, tax planning, financial and capital projects, investigations, lawsuits and claims as well as related expenses, consulting fees and related projects, and future costs, cost savings
and  reductions,   margins  and  earnings.  The  words  "will,"  "may,"  "plan,"
"estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions identify some of these statements.

    Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

    o the possibility that global or regional economic conditions may not improve or may worsen,

    o the possibility that announced or anticipated additions to capacity for producing steel in electric arc furnaces or announced or anticipated reductions in graphite electrode manufacturing capacity may not occur,

    o the possibility that increased production of steel in electric arc furnaces may not result in increased demand for or price or volume stability or increases for graphite electrodes,

    o the occurrence of unanticipated events or circumstances relating to pending antitrust investigations, lawsuits or claims,

    o the commencement of investigations or lawsuits relating to the same subject matter of these pending investigations or lawsuits,

    o the possibility that the lawsuit against our former parents initiated by us could be dismissed or settled, our theories of liabilities or damages could be rejected, material counter claims could be asserted against us, legal expenses and distraction of management could be greater than anticipated or unanticipated events may occur,

    o the possibility of delays in or failure to achieve commercialization of PEM fuel cells or to achieve successful development of next generation flexible graphite-based flow field plates used in PEM fuel cells, the possibility of delays in or failure to achieve successful development and commercialization of other new or improved products, the possibility of delays in meeting or failure to meet targeted development objectives and the possible inability to fund and successfully complete expansion of manufacturing capacity to meet growth in demand for our products, if any,

    o the occurrence of unanticipated events or circumstances relating to strategic or other plans, cost savings programs, or divestiture, joint venture, operational, capital, global integration, tax planning, financial or other projects, and

    o changes in interest or currency exchange rates, changes in capital markets, changes in competitive conditions, changes in inflation affecting our raw material, energy or other costs, technological developments by others, and other risks and uncertainties, including those described or incorporated by reference in this Report.

    All subsequent written and oral forward looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC's rules, we have no duty to update these statements.

    CORPORATE HISTORY

    GENERAL. Our business was founded in 1886 by National Carbon Company. In 1917, National Carbon Company, along with Union Carbide Company and three other companies, combined to form a new corporation named Union Carbide and Carbon Company, now known as Union Carbide Corporation. National Carbon Company became the Carbon Products Division of Union Carbide. In 1989, Union Carbide realigned each of its worldwide businesses into separate subsidiaries. As part of the realignment, the business of the Carbon Products Division was separated from Union Carbide's other businesses and became owned by us. We remained wholly owned by Union Carbide. In 1991, Union Carbide sold 50% of our common equity held by it to Mitsubishi for $232.5 million. At that time, we had total debt of $297 million that we had assumed from Union Carbide. That debt consisted of $209 million of long term debt, $4 million of payments due within one year on long term debt and $84 million of short term debt. In other words, treating each parent as responsible for 50% of our debt, Union Carbide received and Mitsubishi paid $381 million.

    In January 1995, we consummated the 1995 Equity Recapitalization pursuant to an agreement among Union Carbide, Mitsubishi, UCAR and a corporation affiliated with Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, "BLACKSTONE"). In the 1995 Equity Recapitalization:

    o UCAR issued common stock representing about 75% of the then outstanding common stock to Blackstone, an affiliate of Chase Manhattan Bank and certain members of management for $203 million,

    o UCAR Global and certain of its foreign subsidiaries borrowed $585 million under senior secured credit facilities arranged through Chase Manhattan Bank,

    o  UCAR Global issued $375 million of 12% senior subordinated notes due
       2005,

    o  UCAR repaid about $250 million of then existing indebtedness,

    o UCAR repurchased all of our common equity then held by Mitsubishi for $406 million,

    o UCAR paid to Union Carbide a cash dividend of $347 million on our common equity then held by Union Carbide, which common equity was converted into about 25% of the common stock outstanding after the 1995 Equity Recapitalization, and

    o certain members of management received restricted stock matching a portion of the common stock purchased by them and options to purchase up to an aggregate of about

       12% of the common stock outstanding after the 1995 Equity
       Recapitalization on a fully diluted basis, subject to certain vesting requirements.

    In addition, in the 1995 Equity Recapitalization, we transferred all of our operating subsidiaries to UCAR Global or subsidiaries of UCAR Global. UCAR currently has no material assets other than common stock of each of UCAR Global and UCAR Finance and intercompany debt owed to it.

    In August 1995, UCAR completed an initial public offering of common stock. In connection with the offering, UCAR sold common stock representing 22% of the common stock outstanding after the offering for net proceeds of $227 million and Union Carbide sold all of the common stock then owned by it for net proceeds of $199 million. UCAR Global used net proceeds received by UCAR to redeem $175 million aggregate principal amount of 12% senior subordinated notes due 2005 at a redemption price equal to 110% of the aggregate principal amount redeemed, plus accrued interest of $4 million. We used the balance of the net proceeds received by UCAR for general corporate purposes and to reduce other outstanding indebtedness.

    In October 1995, we refinanced the senior secured credit facilities obtained in connection with the 1995 Equity Recapitalization with the Existing Credit Facilities that had more favorable interest rates and covenants.

    In March 1996, Blackstone, an affiliate of Chase Manhattan Bank and certain members of management sold shares of common stock in a secondary public offering. After the offering, Blackstone owned about 20% of the then outstanding common stock.

    In February 1997, UCAR's Board of Directors authorized a program which, as amended in December 1997, authorized the repurchase of up to $200 million of common stock at prevailing prices from time to time in the open market or otherwise depending on market conditions and other factors, without any established minimum or maximum time period or number of shares. UCAR purchased an aggregate of $92 million of common stock (including common stock repurchased from Blackstone as described below) under this program. The last repurchase was made in 1997. We may reactivate this program at any time.

    In March 1997, the Existing Credit Facilities were amended to reduce interest rates, increase the amount available under our revolving credit facility to $250 million and change covenants to allow more flexibility in uses of free cash flow.

    In April 1997, Blackstone sold about 14% of the then outstanding common stock in a secondary public offering. Concurrently with the offering, we repurchased 1,300,000 shares of common stock from Blackstone for $48 million. This repurchase constituted part of the stock repurchase program described above. After the offering and the repurchase, Blackstone ceased to be a principal stockholder of UCAR.

    Since June 1997, we have been served with subpoenas, search warrants, information requests, complaints and petitions in the United States, the European Union and elsewhere in connection with antitrust investigations, lawsuits and claims and stockholder derivative and securities class action lawsuits. We have resolved the investigations in the United States and

Canada, and most of those lawsuits, as they relate to us. In addition, we have substantially changed our management team.

    RESTRUCTURING, RE-ENGINEERING AND OTHER PROJECTS. We have implemented several successful restructuring and re-engineering projects since the mid-1980s. These projects have eliminated work, improved operating efficiency and reduced costs.

    As part of our global restructuring and rationalization plan initially announced in September 1998 and new initiatives to enhance the plan launched in October 1999, we have been implementing projects to rationalize our plants, improve operating efficiency of our remaining plants and generate cost savings. We believe that the plan is the most aggressive major cost reduction plan currently being implemented in the graphite and carbon industry. To support the plan and other cost reduction efforts as well as efficiency and product quality improvement efforts, we have launched a global business transformation initiative entitled the POWER OF ONE. In February 2000, we announced that we would restructure our graphite specialties business to generate cost savings and improve profitability for its remaining product lines. We expect to complete the restructuring by the end of the first quarter 2001.

    ACQUISITION OF MINORITY INTERESTS AND INTEREST IN JOINT VENTURE Affiliate. In 1995 and 1996, we acquired substantially all of the shares of our then 54%-owned Brazilian subsidiary that were owned by public shareholders in Brazil for an aggregate purchase price of $55 million, plus expenses. In April 1997, we acquired the outstanding shares of our then 50%-owned South African affiliate from our then joint venture partner in South Africa. The purchase price was $75 million, plus expenses. We believe that these acquisitions have enabled us to better integrate worldwide operations, to recognize production efficiencies at various manufacturing facilities, to lower average company wide cost of sales and to better capture and manage cash flow from operations of these subsidiaries.

    ACQUISITIONS IN RUSSIA AND GERMANY. In late 1996, late 1997 and early 1998, we acquired substantially all of the equity of our Russian subsidiary. The aggregate investment was $57 million, plus expenses. In February 1997, through a newly formed 70%-owned German subsidiary, we acquired the graphite electrode business of Elektrokohle Lichtenberg AG., based in Berlin, Germany. The aggregate purchase price paid by our German subsidiary for the acquired assets was $15 million, plus expenses. We purchased the remaining 30% ownership in 1999 to facilitate the closure of its manufacturing operations.

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

    The market for graphite electrodes in these regions has not grown as rapidly as we expected at the time of these acquisitions due primarily to global and regional economic conditions. In addition, beginning about August 1998, Russian economic conditions deteriorated critically. Those conditions have not yet substantially improved. In response, as part of our global restructuring and rationalization plan as initially announced in September 1998, we closed the manufacturing operations of our German subsidiary and downsized the manufacturing operations of our Russian subsidiary. Our Russian subsidiary now has capacity to finish the manufacturing of about 10,000 metric tons of electrodes annually. It is being supplied with partially manufactured electrodes primarily by our Spanish subsidiary.

    ACQUISITION OF ADDITIONAL CATHODE PRODUCT MANUFACTURING OPERATIONS. In January 1997, we acquired 70% of the outstanding shares of Carbone Savoie, previously a wholly owned subsidiary of Pechiney S.A. The purchase price was $33 million, plus expenses. Carbone Savoie has facilities in Notre Dame and Venissieux, France. As a result of the acquisition, we are the largest manufacturer of cathodes in the free trading markets and we are allied with Aluminium Pechiney S.A. Aluminium Pechiney S.A. is one of the world's leading producers of aluminum and the leading supplier of smelting technology to the aluminum industry. We are using that smelting technology and our graphite technology and expertise in high temperature industrial applications to develop further improvements in graphite cathodes. We believe that graphite cathode allow for substantial improvement in process efficiency. Graphite cathodes are used by Aluminium Pechiney S.A. in its own plants and will be marketed to its licensees as well as to third parties.

    CLOSURE OF CANADIAN MANUFACTURING OPERATIONS. As part of our global restructuring and rationalization plan, we permanently closed our manufacturing operations in Welland, Canada. These operations had capacity to manufacture about 23,000 metric tons of graphite electrodes annually as well as carbon and graphite cathodes. Cathodes continue to be manufactured in North America at our facility in Columbia, Tennessee. We completed the closure in the 1999 second quarter.

    STRATEGIC ALLIANCE IN THE FUEL CELL INDUSTRY. In the 1999 third quarter, we entered into an exclusive product development collaboration agreement and an exclusive long term supply agreement with Ballard, the world's leader in the development and commercialization of PEM fuel cells. This strategic alliance relates to the development and use of flexible graphite-based material in flow field plates. Flow field plates are essential elements of PEM fuel cells.

    DEBT RECAPITALIZATION. In February 2000, we completed a debt recapitalization. We obtained the New Senior Facilities and used the net proceeds to repay our prior long term debt and certain other debt.

BUSINESS STRATEGIES

      We have the largest share of the free trading markets in all of our major product lines. We believe that our average cost of sales of graphite electrodes is currently the lowest among major producers in our industry. In addition to our large market share and position as a low-cost producer of high quality products, we believe that our strengths include our new management team, our global manufacturing base which includes multiple low cost locations and fully integrated state-of-the-art facilities, our exceptional customer technical service, our diversified customer base and our product innovation and process improvement capabilities.

      Our strategic goal is to be the best global low cost manufacturer and customer service- driven company with the best product performance in the graphite and carbon industry. We are focused on improving operating efficiencies, improving product quality and technical and commercial customer service, developing strategic alliances and growth opportunities, and developing and expanding new and existing profitable technologies. We seek to be the lowest cost supplier in our industry and to use that to our competitive advantage. Accordingly, we focus significant efforts on reducing costs, maximizing free cash flow, reducing leverage and maintaining and enhancing gross margins. We seek to use our strategies and build on our strengths to leverage earnings growth within existing product lines and through new product innovation and penetration of related new and niche markets.

    REDUCE COSTS AND IMPROVE OPERATING EFFICIENCIES. UCAR's Board of Directors adopted a global restructuring and rationalization plan in September 1998, and we launched new initiatives to enhance the plan in October 1999. The plan is intended to enhance stockholder value by focusing on optimizing margins, maximizing free cash flow, generating growth in earnings and strengthening competitiveness through operating and overhead cost reduction and plant rationalization. The plan is also intended, over the long term, to strengthen our position as a low cost supplier to the steel and metals industries and, over the near term, to respond to global and regional economic conditions that have been adversely impacting our customers. We believe that the plan is the most aggressive major cost reduction plan currently being implemented in the graphite and carbon industry.

    We believe that the cost savings under the plan have enabled us to strengthen our competitiveness. We also believe, however, that we must continue and enhance our focus on cost savings to achieve the ultimate objectives of the plan. Accordingly, in October 1999, based on an extensive analysis of our manufacturing, operating and organizational processes, we announced and launched new initiatives to add further targeted cost savings to the original plan by the end of 2002.

    The key elements of the original plan consisted of:

    o Rationalization of manufacturing operations, including closure of higher cost operations in Berlin, Germany and Welland, Canada and downsizing of operations in Vyazma, Russia.

    o Centralization and consolidation of administrative functions, including relocation of our corporate headquarters to Nashville, Tennessee, and centralization of our European administrative activities at our new European headquarters in Lausanne, Switzerland.

    o Implementation of more than 120 identified cost reduction projects in our operating facilities.

    Our Berlin facility ceased operations in October 1998. Our Welland facility ceased production in April 1999. The Welland facility had capacity to manufacture about 23,000 metric tons of graphite electrodes annually as well as carbon and graphite cathodes. Graphite electrode production previously sourced from the closed facilities is now being sourced from our lowest cost facilities, which are located in Mexico and South Africa. Cathodes will continue to be manufactured in North America at our facility in Columbia, Tennessee. The annual graphite electrode manufacturing capacity of our Vyazma facility has been reduced from about 17,000 metric tons in early 1997 to about 10,000 metric tons at the end of 1998. Likewise, the number of employees at our Vyazma facility has been reduced from about 1,200 to about 600. These plant rationalization activities were completed on or ahead of schedule. In addition, the relocation of our corporate headquarters to Nashville, Tennessee was completed during the 1999 first quarter, ahead of schedule, and the centralization of our European administrative activities at our new European headquarters in Lausanne, Switzerland was substantially completed by the end of 1999, on schedule. About 366 positions, in addition to those at our Vyazma facility, have been eliminated pursuant to the original plan.

    Our new initiatives include increasing the number of identified cost reduction projects in our operating facilities to more than 230. A few of our more significant cost reduction projects include improving the power supply at our facility in Monterrey, Mexico, improving the furnaces in our graphite electrode and cathode manufacturing facilities in Caserta, Italy and Notre Dame France, and upgrading the acid treatment equipment in our flexible graphite manufacturing facility in Cleveland, Ohio. Several of the new identified projects are expected to result in additional benefits in terms of product quality and supply chain improvements. Other projects relate to such areas as energy conservation, raw material substitution, yield improvement, reduction in labor by automation, maintenance savings and reduction in plant administration. We are also evaluating every aspect of our supply chain performance for further improvements, including realignment and standardization of critical business processes, standardization of enterprise wide systems, and improvement of information technology infrastructure and interfaces with trading partners. Our targets include decreasing inventories, as measured against inventory levels and based on production levels for the 1999 first nine months (annualized), by over 20%, to about $180 million, and reducing our cash cycle time by about one-third by the end of 2002.

    Further, we completed a global benchmarking study during the 1999 third quarter that identified performance levels of certain key global administrative and transaction processing functions. This study has identified opportunities for performance improvement and cost savings that should allow for the achievement of our target of reducing selling and administrative expenses from 11% of net sales in 1998 to 8% of net sales by the end of 2002. Based on the study, work processes are being redesigned to, among other things, seek to improve shared services for better global efficiencies and standardize enterprise wide resource planning systems.

    The plan generated cost savings at an annualized run rate of about $72 million by the end of 1999. We estimate that the plan will generate cost savings at an annualized run rate of about $112 million by the end of 2000, about $145 million by the end of 2001 and about $165 million by the end of 2002 and thereafter. For 1999, our goal was to achieve annual cost savings of $64 million. We achieved cost savings of $73 million, consisting of $33 million in graphite electrode cost of sales and $8 million of savings in graphite and carbon product cost of sales as well as $32 million of savings in overhead and taxes.

    In addition, since 1997, we have undertaken, with the assistance of consultants, various projects to further integrate global operations. Costs associated with these projects aggregated about $18 million over a two-year period ending mid-1999. We also estimate that, under current conditions, these projects will have a pay-back period of two years ending 2000.

    We are seeking to improve product quality at the same time that we are seeking to reduce costs. We have set specific goals for product quality improvements, focusing on use of superior raw materials, technology and six sigma manufacturing capabilities.

    RESTRUCTURING OUR GRAPHITE SPECIALTIES BUSINESS. During 1999 and into the 2000 first quarter, our graphite specialties business experienced significant adverse change due to a decline in demand for graphite specialties, particularly from certain segments of the semiconductor industry, growth in supply due to expansion by other producers, a decline in prices for graphite specialties, and delays in bringing new or improved products to market. The assets and inventory of this business are located primarily at our plant in Clarksburg, West Virginia. It accounted for about 9% of our net sales in 1999. In February 2000, we announced that we would restructure the business. The key elements of the restructuring consist of elimination of low profitability product lines, rationalization of operations to generate cost savings and improve profitability of remaining product lines, and use of graphite special technology to develop new and expand existing niche markets. We expect the restructuring to generate cost savings at an annual run rate of $7 million by the end of 2001. We expect to complete the restructuring by the end of the 2001 first quarter.

    POWER OF ONE BUSINESS TRANSFORMATION INITIATIVE. In support of our strategy, we have launched a global business transformation initiative entitled POWER OF ONE. POWER OF ONE is a coordinated global self-assessment and business process rationalization and transformation initiative driving one consistent theme throughout our organization: "becoming the best." We expect the initiative to accelerate development and implementation of business opportunities and develop leadership skills more broadly within all management levels as well as support our efforts to reduce costs and working capital needs, improve efficiencies and product quality, shorten cycle times and achieve "best in class" performance. The initiative is also designed to assure the successful completion of our previously announced cost reduction activities. The initiative will require an investment of $5 million in 2000 and $20 million to $25 million over the three years ending 2002. We believe, however, that most of this investment will be funded from cost savings expected to be realized.

    The initiative has mobilized our workforce towards reassessing every aspect of the way we do business. This pursuit of "best in class" performance has already challenged and empowered our workforce, identified "business-to-business" opportunities with both existing and potentially new trading partners, and established targets for improving quality, speed and efficiency across our extended enterprise.

    The POWER OF ONE initiative is company-wide and involves all levels of our workforce.

Strategically guided by management, POWER OF ONE teams quickly self-assessed our existing critical business processes through a comprehensive benchmarking exercise that compared our practices against the best global manufacturing enterprises. This exercise provided the direction for identifying opportunities for improvement and determining priorities.

    The concept of "business-to-business" has become critically important to us. The POWER OF ONE initiative assesses our core business processes through strong collaboration with all of our critical trading partners: our customers, suppliers and strategic partners. POWER OF ONE also extends across our other critical management processes, including financial, human resources, and knowledge and technology management. Through the initiative, new global policies and procedures are under development. We are reevaluating and redefining global processes, roles and responsibilities, and enabling technologies so that we can leverage POWER OF ONE for our global extended enterprise.

    DEVELOP STRATEGIC ALLIANCES AND GROWTH OPPORTUNITIES. We are pursuing strategic alliances that enhance or complement our existing or related businesses. Strategic alliances may be in the form of joint venture, licensing, supply or other arrangements that leverage our strengths to achieve additional company-wide cost savings and to increase net sales, margins, cash flow and earnings growth in graphite electrode and other existing product lines and in related new product lines.

    Our relationship with Aluminium Pechiney S.A. in the cathode business is an example of a successful strategic alliance. Aluminium Pechiney S.A. is not only a strategic partner but is also a significant customer under a long term supply contract.

    In the 1999 third quarter, we entered into an exclusive product development collaboration agreement and an exclusive long-term supply agreement with Ballard, the world's leader in the development and commercialization of PEM fuel cells. Fuel cells are devices that generate electricity through an environmentally clean chemical process as an alternative to internal combustion engines and other fossil fuel based energy sources. Industry sources expect wide commercialization of fuel cells to occur early in this decade, particularly as countries around the world deal with environmental problems created from other sources of energy. These industry sources estimate that the market for fuel cells is currently around $40 million and will grow to $10 billion over this decade. The market is being driven by advances in fuel cell technology, growth in worldwide power demand and deregulation of power utilities as well as environmental issues. Potential fuel cell applications include cars and other vehicles, power plants, generators, cellular phones and computers.

    We have been actively working with Ballard for the past 7 years in developing flexible graphite based material for use as flow field plates, which are essential elements of PEM fuel cells. During the collaboration period, we and Ballard have agreed to cooperate with each other, exclusively, in the research and development of flow field plates using flexible graphite, including next generation flow field plates. The agreements, which are expected to continue at least through most of this decade, contain customary product pricing and delivery, technology ownership and licensing, termination and other provisions. We expect substantial growth in net sales of our flexible graphite beginning in 2003. We believe that we will be able to support that growth with our existing manufacturing capacity and, if necessary, incremental expansion of capacity.

    In the 1999 third quarter, we transferred our flexible graphite business to a newly formed, wholly owned subsidiary, UCAR Graph-Tech. UCAR Graph-Tech is engaged in the business of developing, manufacturing and selling technologically advanced and highly engineered natural graphite materials to meet needs in the fuel cell, heat management, fire protection, sealing and other industries. We intend to expand this business through internal growth, acquisitions and strategic customer partnerships. We are also evaluating a number of financial options to create more value for our stockholders over the near term from this business.

    Other current areas of focus include various portions of our graphite and carbon specialties business. In addition, we are focusing on establishing an alliance in the petroleum coke industry. Petroleum coke is the principal raw material used by us.

     DEVELOP AND EXPAND NEW AND EXISTING PROFITABLE TECHNOLOGIES. We are currently focusing our technological development efforts in several key areas in order to develop new related products and expand applications for our existing products, which we believe will enhance our profitability.

    Two areas of current focus are further quality improvements in supersize graphite electrodes and in graphite cathodes. Supersize electrodes are used in the modern high powered, larger electric arc furnaces which constitute the majority of newly built furnaces. Graphite cathodes can be used instead of carbon cathodes in smelting aluminum. Use of graphite cathodes allows for substantial improvements in process efficiency. We believe that the market for supersize graphite electrodes represents a growth sector of the graphite electrode business and that the market for graphite cathodes represents a growth sector of the cathode business. There are about three other manufacturers of supersize graphite electrodes and one other manufacturer of graphite cathodes in the world.

    We are developing applications for advanced natural graphite materials to meet heat shielding, dissipation and other management needs, fire retardant and protection needs, flow field and other chemical reaction management needs, and energy management needs in the semiconductor, transportation, textile, fuel cell, electrical, electronic and other industries.

      Other areas of focus include expanding the use of carbon refractories (one of our carbon specialties) in submerged arc furnace lining applications and developing new applications for our flexible graphite. We are also focusing our efforts on expanding the use of electrode-based electric arc furnaces for smelting of nonferrous materials. We believe that this represents a significant opportunity to expand the market for our technological strengths in high-temperature materials processing applications.

    MARKETS AND INDUSTRY OVERVIEW

    We estimate that, in 1999, the worldwide market for graphite and carbon products served by us was about $4 billion. These products are sold primarily to customers in the steel, silicon metal, ferronickel, thermal phosphorous, titanium dioxide, aluminum and other metal industries. Customers in these industries are located in virtually every industrialized country in the world.

    USE OF GRAPHITE ELECTRODES IN ELECTRIC ARC FURNACES. There are two primary technologies for steelmaking:

    o   basic oxygen furnace steel production, and

    o   electric arc furnace steel production.

    Electric arc furnace steelmakers are called "market mills" or "mini-mills" because of their smaller capacity as compared to basic oxygen furnace steelmakers. Graphite electrodes are used primarily in electric arc furnace steel production. They are also used to refine steel in ladle furnaces and in other smelting processes such as production of titanium dioxide.

    Electrodes act as conductors of electricity into the furnace, generating sufficient heat to melt scrap metal, iron ore or other raw materials used to produce steel, silicon metal or other metals. The electrodes are gradually consumed in the course of that production. Graphite electrodes are used primarily in the production of steel in an electric arc furnace. These electric arc furnaces typically range in size from those that produce about 25 metric tons of steel per production cycle to those that produce about 150 metric tons per production cycle. Electric arc furnaces operate using either alternating or direct electric current. The vast majority of electric arc furnaces use alternating current. Each of these furnaces typically uses nine electrodes (in three columns of three electrodes each) at one time. The other electric arc furnaces, which use direct current, typically use one column of three electrodes. The size of the electrodes varies depending on the size of the furnace, the size of the furnace's electric transformer and the planned productivity of the furnace. In a typical furnace using alternating current and operating at a typical number of production cycles per day, one of the nine electrodes is fully consumed (requiring the addition of a new electrode), on average, every eight to ten operating hours. The actual rate of consumption and addition of electrodes for a particular furnace depends primarily on the efficiency and productivity of the furnace. Therefore, demand for graphite electrodes is directly related to the amount and efficiency of electric arc furnace steel production.

    Graphite electrodes are currently the only products available that have the high levels of electrical conductivity and the capability of sustaining the high levels of heat generated in an electric arc furnace producing steel. Therefore, graphite electrodes are essential for electric arc furnace steel production. We estimate that, on average, the cost of graphite electrodes represents about 3% of the cost of producing steel in a typical electric arc furnace.

    HISTORICAL GROWTH OF ELECTRIC ARC FURNACE STEEL PRODUCTION AND RECENT DEVELOPMENTS. Electric arc furnace steel production has, for many years, been the growth sector of the steel industry. There are currently in excess of 2,000 electric arc furnaces operating worldwide. Worldwide electric arc furnace steel production grew from about 90 million metric tons (about 14% of total steel production) in 1970 to about 268 million metric tons (about 34% of total steel production) in 1999. We estimate that steelmakers worldwide added net new electric arc furnace steel production capacity of about 16 million metric tons in 1997, about 19 million metric tons in 1998 and about 18 million metric tons in 1999.

    Electric arc furnace steel production has historically exhibited less cyclicality than total steel production. Worldwide electric arc furnace steel production had experienced only two downturns from 1976 through 1997, each of which lasted about a year. As a result of conditions generally affecting economies in the Asia/Pacific region and ultimately, in differing degrees, economies worldwide, a third downturn began in late 1997 and continued at least into the 1999 first quarter. Electric arc furnace steel production declined from about 271 million metric tons in 1997 (about 34% of total steel production) to about 264 million metric tons in 1998 (about 34% of total steel production). As a result of the continued strength in the U.S. and European economies and the beginning of recovery in other areas of the global economy, we believe that worldwide electric arc furnace steel production began to gradually recover from the most recent downturn in the 1999 second quarter. Electric arc furnace steel production increased slightly to about 268 million metric tons (about 34% of total steel production) in 1999. The following table illustrates the growth in electric arc furnace steel production.


             WORLDWIDE STEEL PRODUCTION IN ELECTRIC ARC FURNACES
                         (In millions of metric tons)

                                  [BAR CHART]


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

    Developments in electric arc furnace steelmaking that we believe improved cost effectiveness and operating efficiency over the past two decades include:

    o changes in equipment design and production processes stemming from the now largely completed conversion of furnaces from a refractory lined system to a water cooled system, which sharply reduce specific consumption,

    o   use of higher quality scrap metals and other raw materials, and

    o improvements in the size, strength and quality of graphite electrodes (including those developed by us).

    This improved efficiency resulted in a decrease in specific consumption. We estimate that specific consumption declined from about 6.4 kilograms of graphite electrodes per metric ton of steel produced in 1974 to about 2.5 kilograms per metric ton in 1999. From 1992 through late 1997, increased levels of electric arc furnace steel production more than offset the decrease in specific consumption. This resulted in increased demand for graphite electrodes. We believe that, on average, as the costs (relative to the benefits) increase for electric arc furnace steelmakers to achieve significant further efficiencies in electric arc furnace graphite electrode consumption, the decline in specific consumption will continue at a more gradual pace. We further believe that the rate of decline in the future will be impacted by the addition of new electric arc furnace steelmaking capacity. To the extent that this new capacity replaces old capacity, it has the effect of reducing industrywide specific consumption due to the efficiency of new electric arc furnaces. To the extent this new capacity increases industrywide electric arc furnace steel production capacity and that capacity is utilized, it creates additional demand for graphite electrodes.

    PRODUCTION CAPACITY AND PRICING. From the mid-1980s through the early 1990s, in response to downward pressure on pricing due to excessive production capacity and declining specific consumption, there was a consolidation in the number of graphite electrode producers and a reduction in graphite electrode manufacturing capacity in the free trading markets.

    Beginning in late 1997 and continuing at least into the 1999 first quarter, global and regional economic conditions adversely impacted steel production, including steel produced in electric arc furnaces. As a result, demand for graphite electrodes declined in 1998 and in the 1999 first quarter. It began to gradually increase in the 1999 second quarter due to a gradual recovery in global and regional economic conditions. We believe that the graphite electrode manufacturing capacity utilization rate in the free trading markets was about 91% in 1997, about 85% in 1998 and about 87% in 1999.

    In response to the adverse global and regional economic conditions, as part of our global restructuring and rationalization plan initially announced in September 1998, we reduced our annual graphite electrode manufacturing capacity by about 30,000 metric tons. We believe that these reductions represented about 4% of estimated graphite electrode manufacturing capacity in the free trading markets. We are not aware of any construction of new graphite electrode manufacturing facilities anywhere in the free trading markets. Since September 1998, two of our competitors have reduced their annual graphite electrode manufacturing capacity. Their announced reductions total more than 28,000 metric tons. As a result of these reductions, we believe that, if graphite electrode demand returned to 1997 levels, the current graphite electrode manufacturing capacity utilization rate in the free trading markets would be at least 95%.

    From 1992 through late 1997, there was a significant improvement in pricing of graphite electrodes in the free trading markets. There has been downward market pressure on graphite electrode pricing since mid-1998. None of the settlement or plea agreements in connection with antitrust investigations or related lawsuits or claims contain restrictions on future prices of our graphite electrodes.

    OUR GRAPHITE ELECTRODE MARKET SHARE. We estimate that about two-thirds of the electric arc furnace steelmakers in the free trading markets and about 85% of the electric arc furnace steelmakers in the home markets purchased all or a portion of their graphite electrodes from us in 1999. We further estimate that we supplied about 39% of all graphite electrodes purchased in the home markets and about 29% of those purchased in the free trading markets in 1999. Sales of graphite electrodes in the home markets accounted for about 80% of our net sales of graphite electrodes in 1999. We estimate that the market for graphite electrodes was about $2.7 billion worldwide and about $2.1 billion in the free trading markets in 1999.

    We estimate that, in 1999, sales in the United States accounted for about 22% of our total net sales of graphite electrodes and we sold graphite electrodes in over 80 countries, with no other country accounting for more than 15% of our total net sales of graphite electrodes.

    OUTLOOK FOR GRAPHITE ELECTRODES. During 1997 through 1999, we estimate that an aggregate of about 53 million metric tons of net new electric arc furnace steelmaking capacity was added worldwide. We estimate that about 18 million metric tons of that net new capacity was added in 1999. Further, we believe that a portion of the net new capacity added in the last three years has not yet become fully operational. We are aware of about 44 million metric tons of announced net new electric arc furnace production capacity that is scheduled to be added in 2000 through 2002. This includes those announced additions to capacity which had been scheduled to be added in 1999 or earlier, but were delayed. It excludes those that have been cancelled.

    Notwithstanding the growth in capacity, as a result of global and regional economic conditions, steel production, including steel produced in electric arc furnaces, declined throughout 1998 and into the 1999 first quarter. As a result, demand for graphite electrodes declined.

    Due to the continued strength of the U.S. and European economies and the beginning of recovery in other areas of the global economy, we believe that, in the 1999 second quarter, worldwide electric arc furnace steel production began to gradually increase. We are benefiting from that increase. Our volume of graphite electrodes sold has gradually increased each quarter during 1999. In the aggregate, our volume increased by 17% in the 1999 fourth quarter as compared to the 1999 first quarter, effectively returning to the 1998 second quarter level. We believe that graphite electrode industry fundamentals support our long term strategy and the beginning of recovery in pricing worldwide. If future global economic conditions over the long term are similar to those of the past two decades, we believe that worldwide production of steel in electric arc furnaces will continue to grow over the long term at its historical trendline annual growth rate of 4% and that, as a result, worldwide demand for graphite electrodes and the volume of graphite electrodes sold (in metric tons) will grow over the long term at an average annual rate of 1% to 2%.

    CARBON ELECTRODES. Carbon electrodes are used primarily to produce silicon metal, which is used in the manufacture of aluminum. Carbon electrodes are used and consumed in a manner similar to that of graphite electrodes, although at lower temperatures and with different consumption rates. We estimate that demand for carbon electrodes in the free trading markets was about 69,000 metric tons in 1997, about 63,000 metric tons in 1998 and about 60,000 metric tons in 1999. We believe that the decline was due primarily to the impact of global and regional economic conditions on worldwide production of silicon metal. As a result of the beginning of recovery in global and regional economic conditions, we believe that demand for carbon electrodes is beginning to gradually improve.

    We estimate that we sold about 37% of the carbon electrodes purchased in the free trading markets in 1999. We estimate that the worldwide market for carbon electrodes was about $120 million in 1999. We are the only major manufacturer of carbon electrodes in North and South America.

    CATHODES. Cathodes consist primarily of blocks used as lining for furnaces used to smelt aluminum. In a typical smelting furnace operating at a typical rate and efficiency of production, the cathodes must be replaced every 5 to 8 years. As a result of the acquisition of Carbone Savoie, we are the largest manufacturer of cathodes in the free trading markets and we are allied with Aluminium Pechiney S.A. Aluminium Pechiney S.A. is one of the world's leading producers of aluminum and the leading supplier of smelting technology to the aluminum industry. We are using that smelting technology and our graphite technology and expertise in high temperature industrial applications to develop further improvements in graphite cathodes. We believe that use of graphite cathodes (instead of carbon cathodes) allow a substantial improvement in process efficiency. There are only three producers of graphite cathodes in the world.

    We estimate that we sold about 30% of the carbon and graphite cathodes sold in the free trading markets in 1999. We estimate that the worldwide market for graphite and carbon cathodes was about $230 million in 1999. We believe that demand for cathodes in the free trading markets will grow over the long term at an average annual growth rate of about 2% to 3%, similar to the long term growth rate of the aluminum industry. We also believe that the demand for graphite cathodes will exceed that of carbon cathodes as new smelting furnaces are built and existing smelting furnaces are converted from carbon cathodes to graphite cathodes. Over the past three years, the market for graphite cathodes has grown from about 15% to about 25% of the total market for cathodes in the free trading markets. We believe that the market for graphite cathodes will continue to grow over the next several years at a comparable rate.

    FLEXIBLE GRAPHITE. Flexible graphite is used in gasket and other sealing applications primarily for internal combustion engines, pipe flanges and chemical and petrochemical industry process equipment. Flexible graphite is a natural graphite-based product, while most of our other products are petroleum coke-based products. The volume of flexible graphite sold has grown at an average annual rate of about 10% over the past ten years, due primarily to demand for a high quality sealing material to replace asbestos. We believe that growth for these uses will continue, at a more moderate pace, over the next several years. We estimate that we sold about 35% of the flexible graphite purchased in the free trading markets in 1999. We estimate that the worldwide market for flexible graphite was about $85 million in 1999.

    We are developing applications for advanced natural graphite materials in the fuel cell, heat management and fire protection industries. We believe that the market for flexible graphite in the fuel cell industry could exceed $2 billion by 2010.

    OTHER PRODUCTS. Our other products include carbon specialties, graphite specialties and composite tooling. Our graphite and carbon specialties are used in the metals, chemicals, transportation, energy, semiconductor and aerospace industries. Demand for graphite specialties has been weak in 1999 and into the 2000 first quarter. We believe, however, that demand for carbon specialties, particularly from the chemical and aluminum industries, and demand for refractories and composite tooling will continue to grow over the long term at their average annual historical growth rate of about 4% to 5%.

    MANUFACTURING PROCESSES

    The manufacture of a graphite electrode takes, on average, about two months. Graphite electrodes range in size from three inches to 30 inches in diameter and two feet to nine feet in length and weigh between 20 pounds and 4,800 pounds (2.2 metric tons).

    The manufacture of graphite electrodes involves the six main processes described below.

    FORMING: Calcined petroleum coke is crushed, screened, sized and blended in a heated vessel with coal tar pitch. The resulting plastic mass is extruded through a forming press and cut into cylindrical lengths (called "green" electrodes) before cooling in a water bath.

    BAKING: The "green" electrodes are baked at about 1,400 degrees Fahrenheit in specially designed furnaces to purify and solidify the pitch and burn off impurities. After cooling, the electrodes are cleaned, inspected and sample-tested.

    IMPREGNATION: Baked electrodes  are  impregnated  with  a special pitch when
                  higher   density,   mechanical  strength  and  capability   to
                  withstand higher electric currents are required.

    REBAKING:     The  impregnated   electrodes  are  rebaked  to  solidify  the
                  special  pitch  and  burn  off   impurities,   thereby  adding
                  strength to the electrodes.

    GRAPHITIZING: Using a process which we developed, the rebaked electrodes are heated in longitudinal electric resistance furnaces at about 5,000 degrees Fahrenheit to restructure the carbon to its characteristically crystalline form, graphite. After this process, the electrodes are gradually cooled, cleaned, inspected and sample-tested.

    MACHINING:    After graphitizing, the electrodes are machined to comply with
                  international  specifications   governing  outside  diameters,
                  overall lengths and joint details.Tapered sockets are machine-threaded at each end of the electrode to permit the joining of electrodes in columns by means of correspondingly double-tapered machine-threaded graphite nipples.

    Carbon electrodes (which can be up to 55 inches in diameter) and graphite and carbon cathodes are manufactured by a comparable process (excluding, in the case of carbon electrodes and cathodes, impregnation and graphitization). Graphite and carbon specialties are made by a process similar to the process for manufacturing electrodes but using different mixtures of raw materials and different processing time periods. Flexible graphite is made from mined natural graphite flake that is acid treated, heat treated and rolled into sheets of desired thickness and width. We generally warrant to our customers that our electrodes and cathodes will meet our specifications. Electrode and cathode returns and replacements have aggregated less than 1% of net sales in each of the last three years.

    The closure of our manufacturing operations in Canada and Germany and the downsizing of our manufacturing operations in Russia reduced our graphite electrode manufacturing capacity by about 11%. We now have the capacity to manufacture about 245,000 metric tons of graphite electrodes annually. We have the capacity to manufacture about 30,000 metric tons of carbon electrodes annually and about 40,000 metric tons of cathodes annually. The following table sets forth certain information regarding our sales volumes:

                                               FOR THE YEAR ENDED DECEMBER 31,
                                                  1997        1998       1999
                                                  ----        ----       ----
                                                        (Metric tons)
Volume of graphite electrodes sold(a).....     250,000     211,000    206,000
Volume of carbon electrodes sold..........      28,000      25,000     22,000
Volume of cathodes sold(b)................      31,000      33,000     31,000
-------------------

(a) Includes graphite electrodes sold by our South African subsidiary both before and after its acquisition in April 1997. The assets, liabilities, results of operations and cash flows of our South African subsidiary are not consolidated in the Consolidated Financial Statements before that date.

(b) Includes cathodes sold by Carbone Savoie both before and after its acquisition in January 1997. The assets, liabilities, results of operations and cash flows of Carbone Savoie are not consolidated in the Consolidated Financial Statements before that date.

    We operate 15 manufacturing facilities and three machine shops located in Brazil, France, Italy, Mexico, Russia, South Africa, Spain, the United Kingdom and the United States. Graphite electrodes are manufactured in each country
(other than the United Kingdom) in which we have a manufacturing facility. Carbon electrodes are manufactured in the United States. Graphite and carbon cathodes are manufactured in Brazil, France and the United States. Graphite and carbon specialties are manufactured in France and the United States. Flexible graphite is manufactured in the United States.

    We believe that our multiple fully integrated state-of-the-art manufacturing facilities in diverse geographic regions provide us with significant operational flexibility. We use robotics and statistical process controls in manufacturing processes and have a total quality control program that involves significant in-house training. We utilize sophisticated "pipeline" manufacturing and logistical systems at most of our electrode and cathode manufacturing facilities. These controls, programs and systems have improved product quality, reduced waste in the manufacturing process, resulted in more efficient utilization of manufacturing personnel and equipment, improved efficiency in customer order processing and reduced inventory requirements. We have installed at some of these facilities and intend to install at our other graphite electrode and cathode manufacturing facilities proprietary process technology to further reduce manufacturing cycle times, increase cost efficiency and improve coordination between production scheduling and forecast sales.

    Through our restructuring and re-engineering projects and plans, we have sought to modularize our graphite electrode and graphite and carbon cathode manufacturing capacity. This enables us to seek to incrementally adjust capacity in use, as well as related costs, to accommodate anticipated changes in global sales volume. We believe that our modular facilities, together with the diverse worldwide locations of our manufacturing operations, enable us to shift manufacturing to regions whose changes or currency exchange rates provide cost advantages. In addition, generally we seek to manage our manufacturing operations on a global basis, allocating production among our worldwide manufacturing facilities to minimize the number of products made at each facility and to maximize capacity utilization at as many of our facilities as possible. This enables us to, among other things, seek to minimize our fixed costs per ton produced. We also believe that our global manufacturing base helps us to minimize risks associated with dependence on any single economic region.

    We believe that we have adequate existing permanent graphite and carbon electrode and cathode manufacturing capacity to meet any increased demand over the near term. Under current conditions, we are able to incrementally add new permanent graphite electrode manufacturing capacity (up to about 15% to 20% of our existing capacity), primarily through "de-bottlenecking" at existing facilities, when and as required, at an estimated initial investment of less than $500 per annual metric ton produced.

    Major maintenance at our facilities is conducted on an ongoing basis. Manufacturing operations at any facility may be subject to curtailment due to new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies.

    PRODUCTS

    GRAPHITE ELECTRODES. Our principal products are graphite electrodes. Graphite electrodes are consumed primarily in the production of steel in electric arc furnaces. They are also used to refine steel in ladle furnaces and in other smelting processes.

    Electric arc furnace steel production requires significant heat (as high as 5,000 degrees Fahrenheit, which we believe is the hottest operating temperature in any industrial or commercial manufacturing process worldwide) to melt scrap metal, iron ore or other raw materials. That heat is generated by graphite electrodes as electricity (as much as 150,000 amps) passes through them and creates an electric arc between the graphite electrodes and the raw materials. The graphite electrodes arc gradually consumed in the production process.

    We believe that we provide the broadest range of sizes in graphite electrodes and that the quality of our graphite electrodes is competitive with or better than that of comparable products of any other major manufacturer. We also believe that there are presently no commercially viable substitutes for graphite electrodes in electric arc furnace steelmaking.

    OTHER GRAPHITE AND CARBON PRODUCTS. We manufacture carbon electrodes. Carbon electrodes are consumed primarily in the production of silicon metal and also in the production of ferronickel and thermal phosphorous. The production of these materials involves processes similar to the production of steel in electric arc furnaces, but at lower temperatures.

    We manufacture carbon and graphite cathodes. Cathodes consist primarily of blocks used as liners for, and acting as conductors of electricity in, aluminum smelting furnaces.

    We manufacture flexible graphite which is used in gasket and other sealing applications primarily for internal combustion engines, pipe flanges and process equipment used in the chemical and petrochemical industries. It is also used as packing for valves. Flexible graphite is subject to ongoing product development that results in product improvements that tend to generate higher margins.

    We manufacture graphite and carbon specialties for use in the metals, chemicals, transportation, energy, semiconductor and aerospace industries. Our carbon specialties consist primarily of carbon refractories that are used as lining for blast furnaces. They also include pastes that are used as fillers between cathode blocks and between refractory bricks. Our graphite specialties consist primarily of isomolded, molded and extruded graphite shapes sold to specialty machine shops and end users for machining and, to a lesser extent, superfine grain products sold primarily to the semiconductor industry and molds, insulation substrates and other machined products. Most of these machined products are manufactured for specific applications or to meet customer specifications. In connection with restructuring our graphite specialties business, we intend to eliminate some of these products. In addition, we manufacture composite tooling, which is tooling made from graphite blocks.

    RAW MATERIALS AND SUPPLIERS

    Our primary raw materials are engineered by-products and residues of the petroleum and coal industries. We use these raw materials because of their high carbon content. The primary raw materials for graphite electrodes, graphite cathodes and graphite specialties are calcined petroleum cokes (needle coke for electrodes and regular grade cokes for cathodes and specialties), coal tar pitch and petroleum pitch. The primary raw materials for carbon electrodes, carbon cathodes and carbon specialties are calcined anthracite coal and coal tar pitch and, in some instances, a petroleum coke-based material. We also use graphite fines in the manufacture of some of our non-electrode products. Graphite fines are waste products from the machining of graphite electrodes.

    The primary raw material for flexible graphite is natural graphite flake, which must be acid treated before further processing. We are the only manufacturer of flexible graphite who acid treats graphite flakes. Other manufacturers purchase flakes which have been acid treated by third parties. We believe our acid treating process gives us a competitive advantage in terms of process efficiency, product quality and product innovation. Over the past 10 years, we have been able to reduce our raw materials costs (as well as processing and production costs) per pound due to improvements in technology (as well as process efficiency).

    We purchase our raw materials from a variety of sources, typically under annual purchase contracts. We purchase petroleum needle coke from all of the major suppliers under annual purchase contracts that are part of longer term understandings on price. We believe that the quality of our raw materials on the whole is competitive with or better than those available to our major competitors and that, under current conditions, our raw materials are available in adequate quantities at market prices. Since all of our products (other than flexible graphite) use the same primary raw materials, we believe that we are able to purchase raw materials on a more cost efficient basis than some of our competitors with more limited product lines and production volumes. Electric power or natural gas used in manufacturing processes is purchased from local suppliers under short-term contracts or in the spot market.

    The availability and price of raw materials and energy may be subject to curtailment or change due to limitations which may be imposed under new legislation or governmental regulations, suppliers' allocations to meet the demands of other purchasers during periods of shortage (including, in the case of energy suppliers, shortages arising due to extended cold weather), interruptions in production by suppliers, and market and other events and conditions. Over the past several years, we have mitigated the effect of raw material and energy price increases on our results of operations through a combination of improved operating efficiency, permanent on-going cost savings and, prior to 1998, passing such price increases on to customers. We cannot assure you, however, that such measures will successfully mitigate future increases in the price of raw materials or energy. In the 1999 fourth quarter and the 2000 first quarter, there was a substantial increase in the worldwide market price of oil, which could affect the price of petroleum coke. A substantial increase in raw material or energy prices, which cannot be mitigated or passed on to customers, or a continued interruption in supply, particularly in the supply of petroleum coke, would have a material adverse effect on us.

    SALES AND CUSTOMER SERVICE

    We have a global business with a diversified customer base. We sell our products in virtually every industrialized country in the world. Sales of our products to customers outside the United States accounted for more than two-thirds of our net sales in 1999. Our customer base includes both steelmakers and non-steelmakers. In 1999, four of our ten largest customers were purchasers of non-graphite electrode products or purchasers of graphite electrodes for non-steelmaking purposes. In 1999, five of our ten largest customers were based in Europe, two were in Africa, and one was in each of the United States, Mexico and Brazil. No single customer group of affiliated customers accounted for more than 4% of our net sales in 1999.

    Our products are sold primarily by our direct sales force, which operates from more than 20 sales offices located in the United States, Europe and other home markets as well as export markets. Our direct sales force is supported by our customer technical service personnel, and, to a lesser extent, by independent sales agents, most of whom have worked with us for many years, in various countries outside the home markets.

    We have had, for many years, a strong commitment to provide a high level of technical service to customers, which supports our sales activities and which seeks to assist customers to maximize their production and minimize their costs. We employ about 60 engineers based at our facilities in the United States, Europe and other home markets to provide technical service to customers globally in, among other things, all areas of electric arc furnace design and operation, electrode specification and use and related matters. This technical service includes periodically monitoring certain customers' electric arc furnace efficiency levels. We believe that we have more technical service engineers located in more countries than any of our competitors.

    Our sales and service groups include those dedicated to cathodes who are employed by Carbone Savoie. Carbone Savoie's sales and service groups work closely with those of Aluminium Pechiney S.A. to maximize use of their respective products and technologies.

    RESEARCH AND DEVELOPMENT

    We have two dedicated technology centers, one based in United States and the other in France . We conduct, at those centers and our manufacturing facilities throughout the world, a focused technology program to develop new related products and expand applications for existing products as well as improve product quality and manufacturing processes. This program is conducted both independently and in conjunction with suppliers, customers, strategic partners and others. About 100 of our technical professionals are directly involved in this program. Their activities are integrated with the efforts of over 100 engineers at our manufacturing facilities who are focused on improving manufacturing processes. One of our technology centers is dedicated to cathodes and operated by Carbone Savoie. It employs about 20 of our professionals.

    Developments by us include larger and stronger electrodes, new chemical additives to enhance raw materials used in the manufacture of graphite electrodes, proprietary technology used in the manufacture of advanced natural graphite materials such as our proprietary acid treating process, environmentally benign cold pastes used with cathodes and refractories, and proprietary hot press technology used in the manufacture of carbon refractories. We have received recognition for the high quality of our products under several programs around the world and have been awarded preferred or certified supplier status by many major steel and other manufacturing companies. In addition, we were selected from among all of the major producers of natural graphite materials in the world for the opportunity to enter into an exclusive long term product development collaboration agreement with Ballard relating to PEM fuel cells. We believe that our selection was due to, among other things, the high quality of our development efforts. In January 2000, Ballard unveiled its most recent fuel cell stack, the Mark 900. Our flexible graphite is a key component.

    Two areas of current focus are further quality improvements in supersize graphite electrodes and in graphite cathodes. Supersize electrodes are used in the modern high powered, larger electric arc furnaces that constitute the majority of newly built furnaces. Graphite cathodes can be used instead of carbon cathodes in smelting aluminum. Use of graphite cathodes allows for substantial improvements in process efficiency. We believe that the market for supersize graphite electrodes and graphite cathodes represent growth sectors of the graphite electrode and cathode businesses. There are about three other manufacturers of supersize graphite electrodes and one other manufacturer of graphite cathodes in the world.

    Other areas of focus include expanding the use of carbon refractories (one of our carbon specialties) in submerged arc furnace lining applications and developing new applications for our flexible graphite. We are also focusing our efforts on expanding the use of electrode-based electric arc furnaces for smelting of nonferrous materials. We believe that this represents a significant opportunity to expand the market for our technological strengths in high-temperature materials processing applications.

    We are developing applications for advanced natural graphite materials to meet heat shielding, dissipation and other management needs, fire retardant and protection needs, flow field plate and other chemical reaction needs, and energy management needs in the semiconductor, transportation, textile, fuel cell and other industries.

    Our research and development expenses (other than certain expenses at our manufacturing facilities, which are included in cost of sales) were $9 million in 1997, 1998 and 1999.

    DISTRIBUTION

    Our customers generally seek to negotiate electrode prices and anticipated volumes on an annual basis. Our customers then generally place orders for electrodes three to six months prior to the specified delivery date. Such orders are cancelable by the customer. Therefore, we manufacture electrodes and seek to manage electrode inventory levels to meet rolling sales forecasts. We generally seek to maintain an appropriately low level of finished electrode inventories, taking into account these factors and the length of electrode manufacturing cycles. Other products are generally manufactured or fabricated to meet customer orders. Accordingly, inventory levels will vary with demand for these finished products. Recently, we have entered into a long term supply contract with Ballard for use of flexible graphite in flow field plates in PEM fuel cells and with purchasers of carbon electrodes. We may, from time to time in the future, enter into long term supply contracts with purchasers of our other products.

    Finished products are generally stored at our manufacturing facilities. We ship our finished products to customers primarily by truck and ship, using "just in time" techniques where practicable.

    Proximity of manufacturing facilities to customers can provide a competitive advantage in terms of cost of delivery of electrodes, cathodes and other large or heavy products to customers. The significance of these costs is affected by fluctuations in exchange rates, methods of shipment, import duties and whether the manufacturing facilities are located in the same economic trading region as the customer. We believe that we are generally better positioned in terms of such proximity than our major competitors to supply graphite electrodes and graphite and carbon cathodes to the free trading markets.

    INTELLECTUAL PROPERTY

    We own or have obtained licenses to various domestic and foreign patents, patent applications and trademarks related to our products, processes and business. These patents expire at various times over the next 20 years. These patents and patent applications in the aggregate are important to our competitive position and growth opportunities, particularly in connection with our flexible graphite business. We do not believe, however that a single patent or patent application is material to us.

    The tradename and trademark UCAR are owned by Union Carbide and licensed to us on a royalty-free basis under a license expiring in 2015. This license automatically renews for successive ten-year periods. It permits non-renewal by Union Carbide commencing after the first ten-year renewal period upon five years' notice of non-renewal. The tradename and trademark CARBONE SAVOIE are owned by Carbone Savoie and used in connection with cathodes manufactured by it. It is a registered trademark in Europe. We own various tradenames and trademarks used in our flexible graphite business. Several of them are registered in the United States and elsewhere. These tradenames and trademarks are, together, the only ones which are material to us.

    We have know-how and proprietary information which is important to our competitive position and growth opportunities. We seek to protect our know-how and proprietary information, as we believe appropriate, through written confidentiality and restricted use agreements with employees, consultants and others and various operating and other procedures.

    We cannot assure you that protection for our intellectual property under our patents and our measures to protect know-how and proprietary information will be effective or that our use of intellectual property does not infringe the rights of others.

    COMPETITION

    Competition in the graphite and carbon industry is based primarily on price, product quality and customer service.

    GRAPHITE ELECTRODES. There is one other global manufacturer and nine other regional or local manufacturers of graphite electrodes in the free trading markets. We believe that we are the largest manufacturer in the world and SGL Carbon AG (whose plants are located in North America and Europe) is the second largest. We estimate that we supplied about 39% of the graphite electrodes purchased in the home markets and about 29% of those purchased in the free trading markets in 1999. Other manufacturers of graphite electrodes include: The Carbide/Graphite Group, Inc. (whose plants are located in the United States); and four manufacturers in Japan (one of whom, Showa Denko Carbon, Inc., has a plant located in the United States). There are also government-controlled and independent graphite electrode manufacturers in China. China is the only country that is not in the free trading markets with respect to graphite electrodes. The manufacturers in China generally provide less reliable delivery and produce lower quality products (with higher rates of breakage and specific consumption) for use in China and in countries which are its traditional trading partners. China and those partners are generally net importers of graphite electrodes.

    The antitrust investigations, lawsuits and claims are having an impact on the graphite electrode industry. We believe that, at a minimum, these impacts include increased price competition and increased debt or cost burdens, or both, for most manufacturers in the industry. In December 1998, the U.S. subsidiary of SGL Carbon AG commenced a proceeding for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This proceeding was dismissed in March 2000 on the grounds that it was not commenced in good faith. It is possible that other competitors could commence similar proceedings. It is also possible that, as a result of these proceedings or the increased debt or costs mentioned above, one or more of our competitors could divest graphite electrode manufacturing facilities. This could increase the number or change the capabilities of our competitors. It is not uncommon for companies subject to such proceedings to enjoy, at least temporarily, a cost advantage as compared to their competitors. This advantage may enable them to compete more aggressively on price.

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

    OTHER GRAPHITE AND CARBON PRODUCTS. There are two significant manufacturers of carbon electrodes in the world (excluding the government-controlled and independent manufacturers in the non-free trading markets).

We believe that we are the largest and SGL Carbon AG is the second largest.
We estimate that we supplied about 37% of the carbon electrodes purchased in the free trading markets in 1999.

    There are eight manufacturers of cathodes in the world (excluding the government-controlled and independent manufacturers in the non-free trading markets). We believe that we are the largest and SGL Carbon AG is the second largest. We estimate that we supplied about 30% of the cathodes purchased in the free trading markets in 1999.

    There are about 10 manufacturers of flexible graphite in the world. We believe that we are the largest and SGL Carbon AG is the second largest. We estimate that we supplied about 35% of the flexible graphite purchased in the free trading markets in 1999.

    With respect to our other products, we compete with other graphite and carbon product manufacturers as well as manufacturers of non-graphite or carbon products used for similar purposes.

    OTHER COMPETITIVE FACTORS. The manufacture of high quality graphite and carbon products is a mature, capital intensive business which requires extensive process know-how developed over years of experience working with the various raw materials and with raw material suppliers, furnace manufacturers and steel, aluminum or other metal producers or other end users (including working on the specific applications for finished electrodes and cathodes). It also requires high quality raw material sources and a developed energy supply infrastructure. There have been no significant new entrants in the manufacture of graphite electrodes since 1950. We believe that it is unlikely that new "greenfield" graphite electrode manufacturing facilities will be built during the next several years due to, among other things, the relatively high cost of building a new facility. Accordingly, while we cannot assure you that such will be the case, we believe that it is unlikely that there will be significant new entrants in the manufacture of these products during the next several years due to, among other things, the need for extensive manufacturing process know-how as well as that high cost.

    ENVIRONMENTAL MATTERS

    Since the 1970s, a wide variety of federal, state, local and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, discharge and disposal of certain substances and wastes have been adopted. These laws and regulations (and the enforcement thereof) are periodically changed. We are subject to many of these laws and regulations. We have experienced some level of regulatory scrutiny at most of our current and former facilities, have been required to take remedial action and have incurred related costs in the past and may experience further regulatory scrutiny, be required to take further remedial action and incur additional costs in the future. Although this has not been the case in the past, these costs could have a material adverse effect on us in the future.

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

    We believe that we are currently in material compliance with the federal, state, local and foreign environmental laws and regulations to which we are subject. We have received and continue periodically to receive notices from the United States Environmental Protection Agency (the "USEPA") or state environmental protection agencies, as well as claims from others, alleging that we are a potentially responsible party (a "PRP") under Superfund and similar state laws for past and future remediation costs at hazardous substance disposal sites. Although Superfund liability is joint and several, in general, final allocation of responsibility at sites where there are multiple PRPs is made based on each PRPs relative contribution of hazardous substances to the site. Based on information currently available to us, we believe that any potential liability associated with being named a PRP will not have a material adverse effect on us.

    We have sold or closed a number of facilities that had solid waste landfills. In the case of sold facilities, we have retained ownership of the landfills. We have closed and subsequently monitored these landfills, and we believe that we have done so in accordance with applicable laws and regulations. To date, the costs associated with the landfills have not been, and we do not anticipate that future costs will be, material to us.

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

    INSURANCE

    We obtain insurance against civil liabilities relating to personal injuries to third parties, for loss of or damage to property and for environmental matters to the extent that it is currently available and provides coverage that we believe is appropriate upon terms and conditions and for premiums that we consider fair and reasonable. We believe that we have insurance providing coverage for claims and in amounts that we believe appropriate as described above. We cannot assure you, however, that we will not incur losses beyond the limits of or outside the coverage of our insurance. We currently believe that recovery under our insurance, if any, will not materially offset liabilities that have or may become due in connection with antitrust investigations, lawsuits or claims.



    EMPLOYEES

    At December 31, 1999, we had 4,404 employees, of which 1,988 were in Europe (including Russia), 816 were in Mexico and Brazil, 397 were in South Africa, 9 were in Canada, 1,189 were in the United States and 5 were in the Asia/Pacific region. At December 31, 1999, we had 3,030 hourly employees. Primarily as a result of implementation of our global restructuring and rationalization plan, we had 11% fewer employees at December 31, 1999 than at December 31, 1998.

    At December 31, 1999, about 62% of our worldwide employees were covered by collective bargaining or similar agreements which expire at various times in each of the next several years. At December 31, 1999, about 2,324 employees, or 53% of our employees, were covered by agreements which expire, or are subject to renegotiation, at various times during 2000 or the 2001 first quarter. We believe that our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure you, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us. A prolonged work stoppage at any one of our manufacturing facilities could have a material adverse effect on us.

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

ITEM 2. PROPERTIES

We operate the following facilities, which are owned or leased as indicated.

                                                                        OWNED OR
   LOCATION OF FACILITY                    PRIMARY USE                   LEASED
   --------------------                    -----------                  --------
UNITED STATES

  Irvine, California....      Machine Shop and Sales Office               Leased
  Niagara Falls, New York     Coal Calcining Facility                      Owned
  Cleveland, Ohio.......      Flexible Graphite Manufacturing Facility     Owned
                                and Sales Office
  Parma, Ohio...........      Technology Center                            Owned
  Clarksville, Tennessee      Electrode Manufacturing Facility and         Owned
                              Sales Office
  Columbia, Tennessee...      Electrode and Cathode Manufacturing          Owned
                                Facility and Sales Office
  Nashville, Tennessee.. Corporate Headquarters and Sales Office Leased Lawrenceburg, Tennessee Carbon Specialties Manufacturing Facility Owned

  Clarksburg, West Virginia   Graphite Specialties Manufacturing           Owned
                              Facility and Sales Office

EUROPEAN

  Calais, France........      Electrode Manufacturing Facility             Owned
  Notre Dame, France....      Electrode and Graphite Specialties           Owned
                              Manufacturing Facility and Sales Office
  Notre Dame, France....      Cathode Manufacturing Facility and Sales    Leased
                              Office
  Rungis, France........      Sales Office and Administrative Office      Leased
  Venissieux, France....      Cathode Manufacturing Facility and           Owned
                                Technology Center
  Caserta, Italy........      Electrode Manufacturing Facility             Owned
  Malonno, Italy........      Machine Shop                                 Owned
  Milan, Italy..........      Administrative and Sales Office             Leased
  Moscow, Russia........      Sales Office                                Leased
  Vyazma, Russia........      Electrode Manufacturing Facility             Owned
  Pamplona, Spain.......      Electrode Manufacturing Facility and         Owned
                              Sales Office
  Lausanne, Switzerland(a)    Sales Office and European Headquarters       Owned
  Sheffield, United Kingdom   Machine Shop and Sales Office                Owned

INTERNATIONAL

  Salvador Bahia, Brazil      Electrode and Cathode Manufacturing          Owned
                              Facility
  Sao Paulo, Brazil.....      Sales Office                                Leased
  Welland, Canada.......      Sales Office                                 Owned
  Beijing, China........      Sales Office                                Leased
  Hong Kong, China......      Sales Office                                Leased
  Monterrey, Mexico.....      Electrode Manufacturing Facility and         Owned
                              Sales Office
  Singapore.............      Sales Office                                Leased
  Meyerton, South Africa      Electrode Manufacturing Facility and         Owned
                              Sales Office
-------------------
(a) Sales office and European headquarters are located in a leased facility in Gland, Switzerland and will be moved to Lausanne, Switzerland in 2000.

    We believe that our facilities, which are of varying ages and types of construction, are in good condition, are suitable for our operations and generally provide sufficient capacity to meet our requirements for the foreseeable future. We do not own any other properties which are material to our financial condition.

ITEM 3. LEGAL PROCEEDINGS

    ANTITRUST INVESTIGATIONS. On June 5, 1997, we were served with subpoenas issued by the United States District Court for the Eastern District of Pennsylvania (the "DISTRICT COURT") to produce documents to a grand jury convened by attorneys for the Antitrust Division of the U.S. Department of Justice (the "DOJ") and a related search warrant in connection with a criminal investigation as to whether there has been any violation of U.S. federal antitrust law by producers of graphite electrodes. Concurrently, representatives of Directorate General -Competition of the Commission of the European Communities, the antitrust enforcement authority of the European Union (the "EU COMPETITION AUTHORITY"), visited offices of one of our French subsidiaries for purposes of gathering information in connection with an investigation as to whether there has been any violation of the antitrust law of the European Community by those producers. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses.

    In December 1997, UCAR's Board of Directors appointed a special committee of outside directors to exercise the power and authority of UCAR's Board of Directors in connection with antitrust investigations and related lawsuits and claims.

    In April 1998, pursuant to a plea agreement between the DOJ and the Company, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares in the United States and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. In addition, pursuant to the agreement, UCAR pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, respectively, commencing July 23, 1998. The agreement was approved by the District Court and, as a result, under the agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. The payments due in 1998 and 1999 were timely made.

    In January 2000, pursuant to a plea agreement with the DOJ, Robert P. Krass, former Chairman of the Board, President and Chief Executive Officer, who retired and resigned from all positions with us in March 1998, pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to a term of incarceration and payment of a fine. In February 2000, pursuant to a plea agreement with the DOJ, Robert
J. Hart, former Senior Vice President and Chief Operating Officer, who retired and resigned from all positions with us in March 1998, pled guilty to a similar charge and was sentenced to a term of incarceration and payment of a fine. In January 2000, George S. Schwegler, former Director, Export Sales Europe, was indicted by the DOJ on similar charges. We do not intend to reimburse Messrs. Krass and Hart for their fines or Mr. Schwegler for any costs or fines he may incur as a result of such indictment.

    In April 1998, the Canadian Competition Bureau (the "COMPETITION BUREAU") commenced a criminal investigation as to whether there has been any violation of Canadian antitrust law by producers of graphite electrodes. In March 1999, pursuant to a plea agreement between our Canadian subsidiary and the Competition Bureau, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. The agreement was approved by the court and, as a result, under the agreement, we will not be subject to prosecution by the Competition Bureau with respect to any other violations of Canadian antitrust law occurring prior to the date of the agreement. The fine was timely paid.

    We became aware, in June 1998, that the Japanese antitrust enforcement authority had commenced an investigation as to whether there has been any violation of Japanese antitrust law by producers and distributors of graphite electrodes. In addition, we became aware, in October 1999, that the Korean antitrust authority had commenced an investigation as to whether there has been a violation of Korean antitrust law by producers and distributors of graphite electrodes. We have no facilities or employees in Japan or Korea. We believe that, among other things, we have good defenses to any claim that we are subject to the jurisdiction of either such authority. In March 1999, the Japanese antitrust authority issued a warning letter to the four Japanese graphite electrode producers. While the Japanese antitrust authority did not issue a similar warning to us, the warning letter issued to the Japanese producers did reference us as a member of an alleged cartel.

    In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. The statement does not set forth any proposed fines or the impact which cooperation by us or other producers would have on their respective fines, if any. The maximum fine for such a violation is ten percent of a company's revenue during the year preceding the year in which the fine is assessed. We believe that we have provided substantial cooperation to the EU Competition Authority and are, therefore, entitled to a reduction in the amount of any fine which would otherwise be assessed. We intend to vigorously protect our interests in connection with such proceeding. We believe that proceedings of this nature typically continue for about six to twelve months before any fine is assessed. Any such assessment would be subject to appeal before the Court of First Instance in Luxembourg, although the fine or collateral security therefor would be payable about three months after such assessment.

    In January 2000, Mitsubishi was indicted by the DOJ on a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes.

    We are continuing to cooperate with the DOJ and the Competition Bureau in their continuing investigations of other producers and distributors of graphite electrodes. We are also cooperating with the EU Competition Authority in its on-going investigation. In connection therewith, we have produced and are producing documents and witnesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated by authorities in other jurisdictions.

    The guilty pleas make it more difficult for us to defend against other investigations as well as civil lawsuits and claims.

    ANTITRUST LAWSUITS. In 1997, various producers of graphite electrodes (including us) were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint in the District Court (the "ANTITRUST CLASS ACTION LAWSUIT"). In the consolidated complaint to the antitrust class action lawsuit, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes. In August 1998, the District Court certified a class of plaintiffs consisting of all persons who purchased graphite electrodes in the U.S. (the "CLASS") directly from the defendants during the period from July 1, 1992 through June 30, 1997 (the "CLASS PERIOD").

    In 1998, various producers of graphite electrodes (including us), Union Carbide and Mitsubishi were served with a complaint by Nucor Corporation and an affiliate commencing a civil antitrust and fraudulent transfer lawsuit in the District Court (the "NUCOR LAWSUIT"). In the complaint to the Nucor lawsuit, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes and that payments to Union Carbide and Mitsubishi in connection with the 1995 Equity Recapitalization violated applicable state fraudulent transfer laws. The complaint seeks, among other things, an award of treble damages resulting from such alleged antitrust violations and an order to have payments made by us to Union Carbide and Mitsubishi in connection with the 1995 Equity Recapitalization declared to be fraudulent conveyances and returned to us for purposes of enabling us to satisfy any judgments resulting from such alleged antitrust violations.

    In 1998 and 1999, various producers of graphite electrodes (including us) were served by steelmakers in the U.S. and Canada with complaints and petitions commencing eight separate civil antitrust lawsuits in various courts (the "OTHER INITIAL LAWSUITS"). Such complaints and petitions allege that the defendants violated U.S. federal, Texas or Canadian antitrust laws and Canadian conspiracy law in connection with the sale of graphite electrodes.

    In 1999, various producers of graphite electrodes (including us) were served two complaints commencing two separate civil antitrust lawsuits in the District Court (the "FOREIGN CUSTOMER LAWSUITS"). The first complaint was filed by 26 steelmakers and related parties, all but one of whom are located outside the United States, and the second complaint was filed by 4 steelmakers, all of whom are located outside the United States. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust laws in connection with the sale of graphite electrodes sold or sourced from the United States and those sold and sourced outside the United States. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the United States are actionable under U.S. federal antitrust law.

    All antitrust lawsuits against one producer of graphite electrodes, SGL Carbon Corporation, the U.S. subsidiary of SGL Carbon AG, were stayed as a result of the filing in December 1998 of a petition by SGL Carbon Corporation in the United States District Court for the District of Delaware for reorganization in a proceeding under Chapter 11 of the U.S. Bankruptcy Code. In December 1999, the Third Circuit Court of Appeals ruled that the proceeding should be dismissed because it was not filed in good faith. The proceeding was dismissed in March 2000.

    In November 1998, the distribution trustee for a company liquidated under the U.S. Bankruptcy Code applied for an order from the U.S. District Court for the District of Ohio to compel discovery from us to determine whether to institute proceedings against us for alleged violations of U.S. federal antitrust law in connection with the sale of carbon electrodes. The guilty pleas described above do not relate to carbon electrodes. The application was voluntarily withdrawn when we agreed to provide certain documents to the distribution trustee. We and the distribution trustee subsequently entered into an agreement tolling applicable statutes of limitations. Although no lawsuit relating to such alleged violations has been commenced by the distribution trustee, the distribution trustee has threatened to do so.

    In December 1999, we and another producer of carbon electrodes were served with a complaint by Globe Metallurgical, Inc. commencing a civil antitrust lawsuit in the District Court (the "GLOBE LAWSUIT"). In the complaint, the plaintiff alleges that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seeks, among other things, an award of treble damages resulting from such alleged violations

    Certain customers who purchased graphite electrodes, carbon electrodes or other products from us have threatened to commence antitrust lawsuits against us in the United States or in other jurisdictions with respect to the subject matter of the investigations and lawsuits described above.

    Through the date hereof, except as described in the next paragraph, we have settled all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible antitrust claims by certain other customers who negotiated directly with us. The settlements cover virtually all of the actual and potential claims against us (but not other defendants) by customers in the United States and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments due thereunder have been timely made. Amounts due under the settlement of the antitrust class action will increase if additional claims are filed by members of the class (which includes purchasers of graphite electrodes who are located outside the United States but who purchased graphite electrodes from one of our U.S. subsidiaries) or if a purchaser of semi-graphitic electrodes is determined to be a member of the class and such purchaser files a claim thereunder.

    The foreign customer lawsuits and the Globe lawsuit have not been settled and are still in their early stages. We have been vigorously defending against these lawsuits as well as all threatened lawsuits and possible unasserted claims, including those mentioned above. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims and are actively negotiating settlements of certain of these lawsuits and claims.

    It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the United States and in other jurisdictions.

    1997 ANTITRUST EARNINGS CHARGE. We recorded a pre-tax charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million reserve is calculated on a basis net of imputed interest on installment payments of the DOJ fine. While actual liabilities and expenses (including settled investigations, lawsuits and claims as well as the continuing investigations by the EU Competition Authority and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $340 million, to the extent that these liabilities and expenses are reasonably estimable, at March 1, 2000, such amount continues to represent our estimate of these liabilities and expenses. In the aggregate, the fines, settlements and expenses described above are within the amounts we used to evaluate the $340 million charge.

    Through December 31, 1999, we have paid an aggregate of $209 million of fines and net settlement and expense payments and $7 million of imputed interest. At December 31, 1999, $131 million remains in the reserve and, based on information known to us at March 1, 2000, the aggregate amount of remaining committed payments for fines and settlements was about $79 million. The aggregate amount of remaining committed payments for imputed interest was about $13 million. About $26 million of the committed payments for fines and settlements are due on or before December 31, 2000. Amounts due under the settlement of the antitrust class action may be increased if additional claims are filed by members of the class.

    STOCKHOLDER DERIVATIVE LAWSUIT. In March 1998, UCAR was served with a complaint commencing a stockholder derivative lawsuit in the Connecticut Superior Court (Judicial District of Danbury). Certain former and current officers and directors of UCAR were named as defendants. UCAR was named as a nominal defendant. In the complaint, the plaintiff alleged that the defendants breached their fiduciary duties in connection with alleged non-compliance us and our employees with antitrust law. The plaintiff also alleged that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust laws. As described below, in October 1999, UCAR and the individual defendants entered into an agreement settling this lawsuit. The settlement received court approval in December 1999, and the appeal period expired in January 2000.

    SECURITIES CLASS ACTION LAWSUIT. In April and May 1998, UCAR was served with complaints commencing securities class actions which were filed in the U.S. District Court for the District of Connecticut. The complaints were consolidated into a single complaint and the Florida State Board of Administration was designated lead plaintiff. UCAR and certain former and current officers and directors of UCAR were named as defendants. The class of plaintiffs consists of all persons (other than the defendants) who purchased common stock during the period from August 1995 through March 1998. In the consolidated complaint, the lead plaintiff alleged that, during such period, the defendants violated U.S. federal securities law in connection with purchases and sales of common stock by making material misrepresentations and omissions regarding alleged violations of antitrust law and sought, among other things, to recover damages resulting from such alleged violations. As described below, in October 1999, UCAR and the individual defendants entered into an agreement settling this lawsuit. The settlement received court approval in January 2000, and the appeal period expired in February 2000.

    SETTLEMENT OF SECURITIES CLASS ACTION AND STOCKHOLDER DERIVATIVE LAWSUITS. In October 1999, UCAR and the individual defendants entered into agreements settling the securities class action and stockholder derivative lawsuits. Under the agreements, a total of $40.5 million was contributed to escrow accounts for the benefit of former and current stockholders who are members of the class of plaintiffs for whom the securities class action was brought as well as plaintiffs' attorney's fees. We contributed $11.0 million and the insurers under our directors and officers' insurance policies at the time the lawsuits were filed contributed the balance of $29.5 million. In addition, Mary B. Cranston, a new outside director acceptable to both UCAR and the lead securities class action plaintiff, the Florida State Board of Administration, the eighth largest state employees' pension fund, has been added to UCAR's Board of Directors. We have incurred about $2.0 million of unreimbursed expenses related to the lawsuits. These expenses, together with the $11.0 million, were recorded as a one-time charge to operations of $13.0 million in the 1999 third quarter.

    OTHER PROCEEDINGS AGAINST US. In December 1999, the Supreme Court of Puerto Rico dismissed the final outstanding appeal of the prior dismissals of lawsuits by persons residing near our former facility in Yabucoa, Puerto Rico alleging property damage and personal injury due to air emissions and noise from the facility.

    We are involved in various other investigations, lawsuits, claims and other legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on us.

    LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS. In February 2000, at the direction of a special committee of UCAR's Board of Directors, we commenced a lawsuit, in the U.S. District Court for the Southern District of New York, against our former parents, Mitsubishi and Union Carbide. The other defendants named in the lawsuit are Mitsubishi International Corporation, a U.S. subsidiary of Mitsubishi, and two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of the 1995 Equity Recapitalization, Hiroshi Kawamura and Robert D. Kennedy. Mr. Kennedy, who was a director of UCAR at the time the lawsuit was commenced, resigned as such on March 14, 2000.

    In the lawsuit, we allege, among other things, that, in January 1995, Mitsubishi and Union Carbide had knowledge of facts indicating that UCAR had engaged in illegal graphite electrode price fixing activities and that any determination of UCAR's statutory capital surplus would be overstated as a result of those activities. We also allege that certain of their representatives knew or should have known about those activities. Mitsubishi was indicted by the DOJ in January 2000 for aiding and abetting those activities. In addition, we allege that, in January 1995, UCAR did not have the statutory capital surplus required to lawfully authorize the payments that UCAR made to its former parents. We also allege that Mitsubishi and Union Carbide were unjustly enriched by receipts from their investments in UCAR and that they knowingly induced or actively and substantially assisted former senior management of UCAR to engage in illegal graphite electrode price fixing activities in breach of their fiduciary duties to UCAR.

    Based on the allegations summarized above, we believe that Mitsubishi and Union Carbide are liable for more than $1.5 billion in damages, including interest. Some of our claims provide for joint and several liability; however, damages from our various claims would not generally be additive to each other.

    Litigation such as this lawsuit is complex. We believe that our claims are strong, and are confident about the ultimate outcome. Accordingly, we afforded the defendants the opportunity to settle this lawsuit in advance of filing the complaint in the interest of achieving a fair and expeditious resolution. We currently intend to vigorously pursue this lawsuit to trial.

    Complex litigation can be lengthy and expensive. We expect to incur between $10 million and $20 million for legal expenses to pursue this lawsuit through trial. These expenses will be accounted as operating expenses and will be accrued as incurred. This lawsuit is in its earliest stages, the ultimate outcome of litigation such as this lawsuit is subject to many uncertainties, both substantive and procedural, including motions to dismiss, statute of limitation and other defenses, and claims for indemnification and other counterclaims. We may at any time settle this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    MARKET INFORMATION

    The common stock is listed on the NYSE under the trading symbol "UCR." The closing sale price of the common stock was $17 13/16 on December 31, 1999, the last trading day of our last fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock as reported by the NYSE:

                                                    HIGH              LOW
1998:
    First Quarter.........................          $41 1/4           $27 1/2
    Second Quarter........................          $35 1/8           $29
    Third Quarter.........................          $30 5/8           $12 1/4
    Fourth Quarter........................          $20 7/16          $14 5/8

1999:
    First Quarter.........................          $19 1/2           $14 1/8
    Second Quarter........................          $26 1/8           $13 3/4
    Third Quarter.........................          $28 1/16          $22 1/16
    Fourth Quarter........................          $24 1/2           $15 7/8

    As of March 1, 2000, there were 58 record holders of common stock. We estimate that about 5,400 stockholders are represented by nominees.

    The common stock is included in Standard & Poor's 400 Mid-Cap Index and the Russell 2000 Index.

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

    DIVIDEND AND STOCK REPURCHASE POLICIES AND RESTRICTIONS

    It is the current policy of UCAR's Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of UCAR's Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the New Senior Facilities and other factors deemed relevant by UCAR's Board of Directors. We have a stock repurchase program and may reactivate it at any time. We do not anticipate paying any cash dividends.

    UCAR is a holding company that derives substantially all of its cash flow from UCAR Global. Consequently, UCAR's ability to pay dividends or repurchase common stock is dependent upon the earnings of UCAR Global and its subsidiaries and the distribution of those earnings by UCAR Global to UCAR.

    Under the New Senior Facilities, UCAR is permitted to pay dividends on and repurchase common stock, and UCAR Global is permitted to pay dividends to UCAR for those purposes, only in an aggregate amount of up to $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000. In addition, UCAR Global is permitted to pay dividends to UCAR in respect of UCAR's administrative fees and expenses and to fund payments in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims. The total amount of dividends to fund those payments (in each case, excluding certain imputed interest, plus the total amount paid on intercompany debt owed to UCAR for the same purpose, (in each case, excluding certain imputed interest) plus the amount of additional reserves created with respect to these investigations, lawsuits and claims may not exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt incurred by us that is not incurred under the New Senior Facilities). UCAR Global is also permitted to pay dividends to UCAR of up to $15 million for the purpose of making an investment in UCAR Graph-Tech and may also distribute the capital stock of UCAR Graph-Tech to UCAR.

    RECENT SALES OF UNREGISTERED SECURITIES

    In 1998 and 1999, UCAR sold an aggregate of 228,177 shares of common stock to certain members of senior management under executive employee stock purchase program adopted by UCAR's Board of Directors in September 1998. The shares were sold for an aggregate of $3,631,251. These sales were exempt from registration under Section 4(2) of the Securities Act of 1933 because the shares were sold in transactions not involving any public offering.

    Certain officers and other employees elected to defer compensation pursuant to our compensation deferral program in 2000. To date, an aggregate of $1,075,476 was deferred, payment of which will be based on the performance of 75,623 shares of common stock based on the market price of the common stock on the date of deferral. Such transactions were exempt from registration under
Section 4(2) of the Securities Act of 1933 because the transactions did not involve the public offering of securities.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected annual consolidated financial data (excluding the "quantity of graphite electrodes sold") have been derived from the audited Consolidated Financial Statements at the dates and for the periods indicated. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements at December 31, 1998 and 1999 and for each of the years in the three-year period ended December 31, 1999 and the related notes thereto included elsewhere in this Report.


                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                1995     1996     1997     1998     1999
                                                                ----     ----     ----     ----     ----
                                                               (Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
  Net sales..............................................       $ 901    $ 948   $1,097    $ 947   $ 831
  Gross profit...........................................         345      365     411       343     258
  Selling, administrative and other expenses.............         115       90     115       103      86
  Restructuring charges (credit)(a)......................          30        -       -        86      (6)
  Impairment loss on long-lived Russian assets...........           -        -       -        60       -
  Impairment loss on long-lived
       graphite specialties assets.......................           -        -       -         -      35
  Antitrust investigations
          and related lawsuits and claims(b).............           -        -     340         -       -



                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                1995     1996     1997     1998     1999
                                                                ----     ----     ----     ----     ----
                                                               (Dollars in millions, except per share data)

  Securities class action and stockholder
     derivative lawsuits.................................           -        -       -         -      13
  Operating profit (loss)................................         189      268     (58)       77     130
  Interest expense.......................................          93       61      64        73      84
  Income (loss) before extraordinary item ...............          25      145    (160)      (30)     42
  Extraordinary item, net of tax(c)......................          37        -       -         7       -
  Net income (loss)......................................         (12)     145    (160)      (37)     42

    Earnings (loss) per common share:
    Basic:  Income (loss) before extraordinary
              item.......................................      $ 0.55      $3.15   $(3.49)  $(0.66)   $0.94
            Net income (loss)............................       (0.26)      3.15    (3.49)   (0.83)    0.94
                                                                =====       ====    =====    =====     ====
            Weighted   average   common shares
              outstanding (IN THOUSANDS).................      45,960     46,274   45,963   44,972   45,114

    Diluted:Income (loss) before extraordinary
              item.......................................      $ 0.52      $3.00   $(3.49)  $(0.66)   $0.91
            Net income (loss)............................       (0.24)      3.00    (3.49)   (0.83)    0.91
                                                                =====       ====    =====    =====     ====
          Weighted  average common shares
              outstanding  (IN THOUSANDS)................      48,763     48,469   45,963   44,972   46,503

BALANCE SHEET DATA (AT PERIOD END):
  Cash and cash equivalents..............................      $   53    $    95   $   58   $   58   $   17
  Total assets...........................................         904      1,017    1,262    1,137      933
  Total debt.............................................         668        635      732      804      722
  Stockholders' equity (deficit).........................        (141)        17     (227)    (287)    (293)
  Working capital........................................         215        263       94      203      105
OTHER DATA:
   Gross profit margin...................................          38.3%      38.5%    37.5%    36.2%    31.0%
   Operating profit (loss) margin........................          21.0       28.3     (5.3)     8.1     15.6
   Depreciation and amortization.........................      $   38    $    36   $   49    $  51    $  45
   Capital expenditures..................................          65         62       79       52       56
   EBITDA (adjusted for non-cash restructuring
     charges and impairment losses)(d)...................         249        304       (9)     217      212
   Cash  flow  provided  by (used in) operations.........         130        172      172      (29)      80
   Cash   flow   used  in   investing  activities........        (116)      (104)    (221)     (31)     (39)
   Quantity of graphite electrodes sold
     (THOUSANDS OF METRIC TONS)(e)(f)....................         217        205      242      211      206


----------------------
(a) For 1995, represents costs recorded in connection with closing of graphite electrode operations at Columbia, Tennessee. These costs consisted primarily of write-offs of fixed assets and other shutdown costs. For 1998, represents costs recorded in connection with closing graphite electrode operations in Welland, Canada and Berlin, Germany and the consolidation of certain corporate administrative offices. These costs consisted primarily of severance, write-offs of fixed assets, and environmental and other shutdown costs. For 1999, represents a net reduction in the estimate of shutdown costs recorded in 1998.

(b) Represents estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

(c) The 1995 extraordinary item resulted from early extinguishment of debt in connection with redemption of 12% senior subordinated notes due 2005 and a refinancing of senior credit facilities. The 1998 extraordinary item resulted from early extinguishment of debt in connection with refinancing of the senior credit facilities.

(d) EBITDA, for this purpose, means operating profit (loss), plus depreciation, amortization, write-down of graphite specialties inventory, impairment losses on long-lived assets and the portion of restructuring charges applicable to non-cash asset write-offs. The amount of restructuring charges applicable to non-cash asset write-offs was $22 million for 1995, $29 million for 1998 and $6 million credit in 1999. We believe that EBITDA is generally accepted as providing useful information regarding a company's ability to incur and service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from continuing operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our method for calculating EBITDA may not be comparable to that used by other companies or provided for in our senior credit facilities.

(e) Excludes graphite electrodes sold by our South African subsidiary, before it became wholly owned on April 21, 1997, of 27,000 metric tons in 1995, 26,000 metric tons in 1996 and 8,000 metric tons in 1997.

(f) Management believes the quantity of graphite electrodes sold in the 1997 fourth quarter was impacted by customer buy-ins in advance of price increases effective in January 1998.

    The following quarterly selected consolidated financial data have been derived from the Consolidated Financial Statements for the periods indicated, which have not been audited. The selected quarterly consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements at December 31, 1998 and 1999 and for each of the years in the three-year period ended December 31, 1999 and the related notes thereto included elsewhere in this Report.

                                      FIRST    SECOND       THIRD       FOURTH
                                     QUARTER   QUARTER     QUARTER      QUARTER
                                     -------   -------     -------      -------
                                   (Dollars in millions, except per share data)

1998:
   Net sales.....................      $244        $248        $233        $222
   Gross profit..................        93          96          82          72
   Net income (loss)(a) (b)......        35          31        (113)         10

   Basic income (loss) per share
    before extraordinary item....     $0.77       $0.70      $(2.51)      $0.39
   Basic net income (loss) per
    share........................      0.77        0.70       (2.51)       0.22
                                       ====        ====      ======        ====

   Diluted income (loss) per
    share before extraordinary
    item.........................     $0.74       $0.67      $(2.51)      $0.38
   Diluted net income (loss) per
    share........................      0.74        0.67       (2.51)       0.22
                                       ====        ====      ======        ====

1999:
   Net sales.....................      $202        $211        $210        $208
   Gross profit (d)..............        63          73          70          52
   Net income (loss)(c)(d).......        14          20          21         (13)


   Basic net income (loss) per
    share........................     $0.30       $0.45       $0.46      $(0.28)
   Diluted net income (loss) per
    share........................      0.30        0.44        0.45       (0.28)
                                       ====        ====        ====      ======
   ------------------

(a) The 1998 third quarter includes a restructuring charge of $86 million recorded in connection with closing graphite electrode operations in Welland, Canada and Berlin, Germany and the consolidation of certain administrative offices and an impairment loss of $60 million associated with our Russian operations.
(b) The 1998 fourth quarter includes an extraordinary pre-tax charge of $11 million ($7 million after tax) associated with early extinguishment of debt.
(c) The 1999 third quarter includes a restructuring credit of $6 million related to lower net anticipated demolition costs resulting primarily from the outsourcing of a majority of the planned demolition at our plant in Welland, Canada and, to a lesser extent, lower severance and related costs. The 1999 third quarter also includes a $13 million charge for liabilities and expenses in connection with settlement of securities class action and stockholder derivative lawsuits.
(d) The 1999 fourth quarter includes an impairment loss of $35 million associated with our long-lived graphite specialties assets and an inventory write-down of $8 million associated with graphite specialty products.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL

    COMPANY BACKGROUND. In 1995, UCAR International Inc. ("UCAR" and, together with its subsidiaries, "WE," "US" or "OUR") consummated a leveraged equity recapitalization (the "1995 EQUITY RECAPITALIZATION"), an initial public offering of common stock, a redemption of a portion of the subordinated notes (the "SUBORDINATED NOTES") issued in connection with the 1995 Equity Recapitalization and a refinancing of the senior credit facilities established in connection with the 1995 Equity Recapitalization with new senior credit facilities (the "EXISTING SENIOR FACILITIES").

    In late 1996, late 1997 and early 1998, we acquired substantially all of the equity of our Russian subsidiary. The aggregate investment was $57 million, plus expenses. In January 1997, we acquired 70% of the outstanding shares of Carbone Savoie S.A.S. ("CARBONE SAVOIE"), previously a wholly owned subsidiary of Pechiney S.A. The purchase price was $33 million, plus expenses. Carbone Savoie has facilities in Notre Dame and Venissieux, France. In February 1997, through a newly formed 70%-owned German subsidiary, we acquired the graphite electrode business of Elektrokohle Lichtenberg AG, based in Berlin, Germany. The aggregate purchase price paid by our German subsidiary for the acquired assets was $15 million, plus expenses. In April 1997, we acquired the outstanding shares of our then 50%-owned South African affiliate from our then joint venture partner in South Africa. The purchase price was $75 million, plus expenses.

    In 1997, we refinanced the Existing Senior Facilities and repurchased $92 million of common stock. We also initiated, with the assistance of consultants, various projects to integrate global operations. The costs associated with these projects aggregated about $18 million. We estimate that, under current conditions, these projects will have a pay-back period of two years ending in 2000. Additionally, in 1997, UCAR's Board of Directors accelerated the vesting of outstanding performance stock options associated with 1998 performance targets that resulted in a non-cash charge of $12 million.

    BUSINESS STRENGTHS AND STRATEGIES. We are the world's largest manufacturer of high quality graphite and carbon electrodes and cathodes as well as flexible graphite. We have a global business, selling our products in more than 80 countries and owning 15 manufacturing facilities located on four continents. We operate in two business segments: graphite electrodes, which are our principal products; and graphite and carbon products, which include carbon electrodes, graphite and carbon cathodes, flexible graphite, and graphite and carbon specialties. Our graphite and carbon products business segment contributes about one-third of our net sales.

    Graphite electrodes are consumed primarily in the production of steel in electric arc furnaces, the steelmaking technology used by all "mini-mills." Mini-mills constitute the growth sector of the steel industry. Graphite electrodes are also used for refining steel in ladle furnaces and in other smelting processes. Carbon electrodes are used primarily in the production of silicon metal, which is used in the manufacture of aluminum. Cathodes are used as lining for furnaces that smelt aluminum. Flexible graphite, a material made from natural graphite, is used in gaskets and for other sealing purposes. We are developing applications for advanced natural graphite material in the fuel cell, heat management and fire protection industries. In addition to the steel and metals industries, we sell other graphite and carbon products to the semiconductor, automotive, and aerospace industries.

      We have the largest share of the free trading markets in all of our major product lines. We believe that our average cost of sales of graphite electrodes is currently the lowest among major producers in our industry. In addition to our large market share and position as a low-cost producer of high quality products, we believe our strengths include our new management team, our global manufacturing base which includes multiple low cost locations and fully integrated state-of-the-art facilities, our exceptional customer technical service, our diversified customer base and our product innovation and process improvement capabilities.

      Our strategic goal is to be the best global low cost manufacturer and customer service-driven company with the best product performance in the graphite and carbon industry. We are focused on reducing costs and improving operating efficiencies, improving product quality and technical and commercial customer service, developing strategic alliances and growth opportunities, and developing and expanding new and existing profitable technologies. We seek to be the lowest cost supplier in our industry and to use that to our competitive advantage. We seek to use our strategies and build on our strengths to leverage earnings growth within existing product lines and through new product innovation and penetration of related new and niche markets.

    GLOBAL RESTRUCTURING AND RATIONALIZATION PLAN. UCAR's Board of Directors adopted a global restructuring and rationalization plan in September 1998 and we launched new initiatives to enhance the plan in October 1999. The plan is intended to enhance stockholder value by focusing on optimizing margins, maximizing free cash flow, generating growth in earnings and strengthening competitiveness through operating and overhead cost reductions and plant rationalization. The plan is also intended, over the long term, to strengthen our position as a low cost supplier to the steel and metals industries and, over the near term, to respond to global economic conditions that have been adversely impacting our customers. We believe that the plan is the most aggressive major cost reduction plan currently being implemented in the graphite and carbon industry.

    The original plan included plant rationalization, plant cost reduction and overhead cost reduction. The original plan resulted in a 1998 third quarter restructuring charge of $86 million, of which $29 million was a non-cash charge. We also recorded a 1998 third quarter impairment loss on long-lived Russian assets of $60 million.

    We achieved cost savings of over $73 million in 1999, exceeding our original target of $64 million. We achieved savings of $41 million in cost of sales, including $33 million in graphite electrode cost of sales and $8 million in graphite and carbon product cost of sales, as well as savings of $32 million in overhead and taxes. We reduced overhead by $17 million, or 17%, in 1999 as compared to 1998.

    As planned, we ceased manufacturing operations at our plant in Berlin, Germany in 1998. Our Welland, Canada plant ceased production activities in April 1999. We completed, ahead of schedule, our consolidation of administrative offices with the relocation of headquarter activities to Nashville, Tennessee and European administration activities in our Swiss subsidiary. About 366 positions have been eliminated pursuant to those elements of the plan.

    We believe that the cost savings under the plan have enabled us to strengthen our competitiveness. We also believe that we must continue to enhance our focus on cost savings to achieve the ultimate objectives of the plan. Accordingly, in October 1999, we announced and launched new initiatives to add $30 million of further targeted cost savings to the plan by the end of 2002. The following table summarizes the new targets of the plan.

           SUMMARY OF ENHANCED TARGETED COST SAVINGS AS MEASURED BY
                          YEAR END ANNUALIZED RUN RATES
                              (Dollars in millions)
                    COST ITEM                       2000    2001     2002
                    ---------                       ----    ----     ----
Cost of sales (graphite electrodes).............    $ 59    $ 70     $ 75

Cost of sales (graphite and carbon products) ...       9      11       12

Total overhead (consisting of research and
   development, selling, administrative and
   other expenses and other income and expense).      25      32       37

Interest expense................................      12      24       31

Provision for income taxes......................       7       8       10
                                                    ----    -----    ----

NEW SAVINGS TARGETS.............................    $112    $145     $165
                                                    ====    ====     ====

Original savings targets........................    $111    $135     $135

    Among other things, we increased the number of identified plant cost reduction projects from the more than 120 originally identified to more than
230. Several of the new projects are expected to result in additional benefits in terms of product quality. We are also evaluating every aspect of our supply chain performance for further improvements, including realignment and standardization of critical business processes, standardization of enterprise wide systems, and improvement of information technology infrastructure and interfaces with trading partners. Our targets include decreasing inventories, as measured against inventory levels and based on production levels for the 1999 first nine months (annualized), by over 20%, to about $180 million, and reducing our cash cycle time by about one-third.

    Further, we completed a global benchmarking study during the 1999 third quarter that identified opportunities for performance improvement and cost savings in certain key global administrative and transaction processing functions. These opportunities should allow for the achievement of our target of reducing selling and administrative expenses from 11% of net sales in 1998 to 8% of net sales by the end of 2002. Based on the study, work processes are being redesigned to, among other things, seek to improve shared services for better global efficiencies and standardize enterprise wide resource planning systems.

    We have evaluated and continue to refine our debt, working and permanent capital, and organizational structures to improve cash management and reduce tax expense. The debt recapitalization we completed in February 2000, along with our tax planning initiatives, should allow us to benefit from our existing and anticipated tax credits, helping us to achieve our targeted effective average annual tax rate of 25% over the four years ending 2002. The majority of the savings expected from implementation of these opportunities are anticipated to be realized during 2001 and 2002.

    Our enhanced plan contemplates the reduction of gross debt to a target of $550 million by the end of 2002 and a substantial reduction in annual interest expense. Our ability to achieve this target and reduction could be affected materially by such factors as changes in market interest rate levels, delays in completing or failures to complete financing options for our flexible graphite business or strategic alliances, joint ventures or acquisitions, changes in strategic plans, or changes in conditions affecting us, our industry or our cost saving, tax planning or other initiatives.

    POWER OF ONE BUSINESS TRANSFORMATION INITIATIVE. In support of our strategy, we have launched a global business transformation initiative entitled POWER OF ONE. POWER OF ONE is a coordinated global self-assessment and business process rationalization and transformation initiative driving one consistent theme throughout our organization: "becoming the best." We expect the initiative to accelerate development and implementation of business opportunities and develop leadership skills more broadly within all management levels as well as support our efforts to reduce costs and working capital needs, improve efficiencies and product quality, shorten cycle times and achieve "best in class" performance. The initiative will require an investment of $5 million in 2000 and $20 million to $25 million over the three years ending 2002. We believe, however, that most of this investment will be funded from cost savings expected to be realized.

    CHANGES AFFECTING OUR GRAPHITE SPECIALTIES BUSINESS. This business accounted for about 9% of net sales in 1999. During late 1999, the graphite specialties business experienced significant adverse change due to a decline in demand for graphite specialties, particularly from certain segments of the semiconductor industry, growth in supply due to expansion by other producers, a decline in prices for graphite specialties, and delays in bringing new or improved products to market. The assets and inventory of this business are located primarily at our plant in Clarksburg, West Virginia. Since the future estimated undiscounted cash flows expected to result from the use of these assets were below their respective carrying amounts, in the 1999 fourth quarter, we recorded an impairment loss of $35 million for the unrecoverable portion of these assets, effectively writing down the carrying value of these assets to their estimated fair value of $6 million, and an inventory write-down of $8 million to reduce the carrying amount of the inventory to the lower of cost or market. Due to these same factors, in February 2000, we announced that we would restructure the business. The key elements of the restructuring consist of elimination of certain product lines and rationalization of operations to reduce costs and improve profitability of remaining product lines. Accordingly, in the 2000 first quarter, we expect to record a restructuring charge of $8 million. The charge is expected to consist of $6 million of cash expenditures and $2 million of non-cash charges. We expect the restructuring to generate cost savings at an annual run rate of $7 million by the end of 2001.

    STRATEGIC ALLIANCES. We are pursuing strategic alliances that enhance or complement our existing or related businesses. Alliances may be structured as joint ventures, technology licensing, supply or other arrangements. Our relationship with Pechiney S.A. in the cathode business is an example of a successful strategic alliance. In the 1999 third quarter, we entered into exclusive product development and long-term supply agreements with Ballard Power Systems Ltd. relating to flexible graphite-based material for use in flow field plates, which are essential elements of proton exchange membrane fuel cells. We expect substantial growth in net sales of our flexible graphite business beginning in 2003.

    REFINANCING AND DEBT RECAPITALIZATION. In November 1998, the Existing Senior Facilities were refinanced and the indenture governing the Subordinated Notes (the "SUBORDINATED NOTE INDENTURE") was amended. In connection with the refinancing, we obtained additional term debt of $210 million.

     In February 2000, we completed a debt recapitalization. We obtained the new senior credit facilities (the "NEW SENIOR FACILITIES"), which consist of a
  /$300 million six year tranche A term loan facility, a $350 million eight year tranche B term loan facility and a /$250 million six year revolving credit facility. The tranche A and revolving facilities are dollar/euro dual currency facilities. We used the net proceeds from the New Senior Facilities to repay and terminate the Existing Senior Facilities, to call the Subordinated Notes for redemption at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, to replace the outstanding borrowings under our prior revolving credit facility and to repay certain other debt. The debt recapitalization lowers our average annual interest rate (at current market interest rate levels) by about 200 basis points (equivalent to a reduction of about $15 million in annual interest expense), extends the average maturities of our debt, enables us to repay our debt without penalty or premium, and increases our ability to repurchase common stock, make acquisitions and pursue strategic initiatives.

    LITIGATION AGAINST OUR FORMER PARENT COMPANIES INITIATED BY US. In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation ("MITSUBISHI") and Union Carbide Corporation ("UNION CARBIDE"), Mitsubishi International Corporation, a U.S. subsidiary of Mitsubishi, and two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of the 1995 Equity Recapitalization. In the lawsuit we allege, among other things, that certain payments made to our former parents in connection with the 1995 Equity Recapitalization were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in UCAR and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. We expect to incur $10 million to $20 million in legal expenses to pursue this lawsuit through trial.

    ANTITRUST LITIGATION AGAINST US. Since 1997, we have been served with subpoenas, search warrants and information requests by antitrust authorities in the United States, the European Union and elsewhere in connection with antitrust investigations. In addition, civil antitrust lawsuits have been commenced and threatened against us and other producers and distributors of graphite and carbon electrodes in the United States and elsewhere. We recorded a charge against results of operations for 1997 in the amount of $340 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. In April 1998, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine in the aggregate amount of $110 million, payable in six annual installments, of which $91 million is treated as a fine and $19 million is treated as imputed interest for accounting purposes. In March 1999, our Canadian subsidiary pled guilty to a one-count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. We have settled virtually all of the graphite electrode antitrust claims by steelmakers in the United States and Canada as well as antitrust claims by certain other customers. None of the settlement or plea agreements contain restrictions on future prices of our graphite electrodes. We are continuing to cooperate with the antitrust authority in the European Union in its on-going investigation. Through December 31, 1999, we have paid an aggregate of $209 million of fines and net settlement and expense payments and an aggregate of $7 million of imputed interest. In the aggregate, the fines, and net settlements and expenses are within the amounts we used for purposes of evaluating the $340 million charge. Actual liabilities and expenses could be materially higher than such charge. The guilty pleas make it more difficult to defend against other investigations, lawsuits and claims. Our insurance has not and will not materially offset liabilities which have or may become due in connection with antitrust investigations or related lawsuits or claims.

    UCAR had been named as a nominal defendant in a stockholder derivative lawsuit and as a defendant in a securities class action lawsuit, each of which was based, in part, on the subject matter of the antitrust investigations, lawsuits and claims. In October 1999, UCAR and the other defendants settled these lawsuits for an aggregate of $40.5 million, of which $11.0 million was paid by us. These settlements have received court approval, and all appeal periods have expired.

We recorded a charge of $13 million, which includes $2 million of expenses, in the 1999 third quarter in connection with these settlements.

    GLOBAL ECONOMIC CONDITIONS. We are a global company and serve every geographic market worldwide. Accordingly, we are impacted in varying degrees, both positively and negatively, as country or regional conditions affecting the markets for our products fluctuate.

    In 1997, many of the markets for our products were experiencing strong demand. In addition, the markets for our products in Western Europe began to experience stronger demand as that region began to recover from the economic downturn it had experienced in 1996. Conversely, an economic downturn began in the Asia Pacific region. This downturn did not, however, materially affect the markets for our products until 1998.

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

    As a result of the continued strength of the U.S. and European economies and the beginning of recovery in other areas of the global economy, we believe that, in the 1999 second quarter, worldwide electric arc furnace steel production began to gradually recover. Signs of recovery which we see include price increases of various steel end products that we believe are being implemented, operating rates of electric arc furnace steelmakers that we believe are increasing and requests by a significant percentage of our graphite electrode customers to enter into longer term (such as 12 month) as opposed to shorter term (such as 3 to 4 month) supply contracts in order to "lock-in" current graphite electrode prices before any possible price increase.

    We are benefiting from that recovery. Our volume of graphite electrodes sold in our home markets has gradually increased. By the 1999 third quarter, volume had returned to the 1998 second quarter level. Our volume in the 1999 fourth quarter exceeded our volume in the 1998 fourth quarter by 8%. However, we remain cautious on improvements in our volume of graphite electrodes sold overall, particularly in the export markets where prices are still depressed. Our average graphite electrode prices have fallen about 15% since the 1998 second quarter, with a much sharper decline in Europe and in our export markets. We believe, however, that industry fundamentals support our long-term strategy.

    In 1998 and 1999, demand and prices for most of our other products were adversely affected by the same global economic conditions that affected graphite electrodes. Currently, demand for most of our other products is relatively stable. In particular, we have seen steady demand for graphite cathodes from the aluminum industry, and demand for flexible graphite has remained healthy. The demand for graphite specialties, particularly from certain segments of the semiconductor industry, and for certain products sold to the silicon metals industry, has remained weak. Pricing for most products in our graphite and carbon products business segment has not yet strengthened.

    OUTLOOK. We believe that worldwide production of steel in electric arc furnaces will continue to show steady recovery and growth. Demand for graphite electrodes in the 2000 first quarter to date is about 10% higher than in the 1999 first quarter. Demand for the full year is expected to be strong. This should result in an increase in graphite electrode manufacturing capacity utilization rate. The strength of the dollar as compared to the euro and other currencies in which we sell our products, as well as competitive pressures, continue to adversely affect our graphite electrode prices. This could adversely affect our earnings for a few more quarters.

    We believe that on the whole demand and prices for most of our graphite and carbon products will remain relatively steady in 2000, except for graphite specialties. We expect gross margins of the graphite and carbon products segment to decline slightly until the restructuring of our graphite specialties business is completed. Following completion, we expect those margins to return to 1999 levels or better in 2001.

    CURRENCY MATTERS. We incur manufacturing costs and sell our products in multiple currencies. As a result, in general, our results of operations and financial condition are affected by changes in currency exchange rates and by inflation in countries with highly inflationary economies where we have manufacturing facilities. To manage certain exposures to risks caused by changes in currency exchange rates, we engage in hedging activities and use various off-balance sheet financial investments. To account for translation of foreign currencies into dollars for consolidation and reporting purposes, we record foreign currency translation adjustments in accumulated other comprehensive income (loss) as part of stockholders' equity in the Consolidated Balance Sheets, except in the case of operations in highly inflationary economies (or which predominantly use the dollar for their purchases and sales) where we record foreign currency translation gains and losses as part of other (income) expense, net in the Consolidated Statement of Operations. We also record foreign currency transaction gains and losses as part of other (income) expense, net.

    During 1999, many of the currencies in which we manufacture and sell our products weakened against the dollar. The most significant change occurred in Brazil, where the Brazilian currency devalued about 49% against the dollar during 1999. In 1999, our stockholders' equity decreased by $48 million as a result of cumulative translation adjustments, including $33 million associated with our Brazilian subsidiary. In 1999, the net impact of currency changes included in other (income) expense, net was a gain of $2 million.

    RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Operations and the increase or decrease (expressed as a percentage of such item in the comparable prior period) of such items:


                                                                                      PERCENTAGE
                                               FOR THE YEAR ENDED                      INCREASE
                                                   DECEMBER 31,                       (DECREASE)
                                                  1997       1998      1999   1997 to 1998    1998 TO 1999
                                                  ----       ----      ----   ------------    ------------
                                                (Dollars in millions)
Net sales.....................................    $1,097      $947      $831     (14)%            (12)%
Cost of sales.................................       686       604       573     (12)              (5)
                                                 -------     -----     -----     ---             ----
Gross profit...................................      411       343       258     (17)             (25)
Research and development.......................        9         9         9       0                0
Selling, administrative and other expenses.....      115       103        86     (10)             (17)
Other (income) expense, net....................        5         8        (9)     N/M              N/M
Restructuring charge (credit)..................       --        86        (6)     N/M              N/M
Impairment loss on long-lived Russian assets...       --        60        --      N/M              N/M
Impairment loss on long-lived graphite
   specialties assets..........................       --        --        35      N/M              N/M
Antitrust investigations
   and related lawsuits and claims.............      340        --        --      N/M              N/M
Securities class action
   and stockholder derivative lawsuits.........       --        --        13      N/M              N/M
Operating profit (loss)........................      (58)       77       130      N/M              169


---------------------
N/M: Not Meaningful

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Consolidated Statements of
Operations:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                             1997         1998        1999
                                                             ----         ----        ----
Net sales...............................................     100.0%       100.0%      100.0%
Cost of sales...........................................      62.5         63.8        69.0
                                                            ------       ------      ------
Gross profit............................................      37.5         36.2        31.0
Research and development................................        .8          1.0         1.1
Selling, administrative and other expenses..............      10.5         10.9        10.3
Other (income) expenses, net............................        .5           .8        (1.1)
Restructuring charge (credit)...........................        --           9.1        (.7)
Impairment loss on long-lived Russian assets............        --           6.3        --
Impairment loss on long-lived graphite
     specialties assets.................................        --            --        4.2
Antitrust investigations
     and related lawsuits and claims....................       31.0           --        --
Securities class action
     and stockholder derivative lawsuits................        --            --        1.6
Operating profit (loss).................................       (5.3)         8.1       15.6


    The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Operations and certain information as to gross profit margins related to our business segments:


                                                      GRAPHITE ELECTRODE BUSINESS        GRAPHITE AND CARBON
                                                           BUSINESS SEGMENT          PRODUCTS BUSINESS SEGMENT

                                                           FOR THE YEAR ENDED           FOR THE YEAR ENDED
                                                              DECEMBER 31,                 DECEMBER 31,

                                                          1997    1998    1999         1997   1998    1999
                                                          ----    ----   -----         ----   ----    ----
                                                         (Dollars in millions)        (Dollars in millions)

Net sales.....................................             $788    $652    $562        $309    $295   $269
Cost of sales.................................              479     405     366         207     199    207
                                                          -----   -----    ----       -----   -----  -----
Gross profit..................................              309     247     196         102      96     62

Gross profit margin...........................             39.2%   37.9%   34.9%       33.0%   32.5%   23.0%



    1999 COMPARED TO 1998. Net sales in 1999 were $831 million, a decrease of $116 million, or 12%, from net sales in 1998 of $947 million. Gross profit in 1999 was $258 million, a decrease of $85 million, or 25%, from gross profit in 1998 of $343 million. Gross profit margin in 1999 was 31.0% of net sales as compared to gross profit margin in 1998 of 36.2% of net sales. The decrease in net sales and gross profit was primarily due to lower sales revenue per metric ton and volumes, and the impact of currency exchange rate changes. The impact of those factors was partially offset by lower cost of sales. The lower sales revenue per metric ton and volumes were due primarily to changes in global economic conditions that reduced demand for steel and other metals and changes in industry conditions. This, in turn, reduced demand and price for many of our products, particularly graphite electrodes. Lower cost of sales was primarily due to cost savings under our global rationalization and restructuring plan, partially offset by lower production levels which had the effect of increasing the average fixed cost per ton produced. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than the percentage decrease in cost of sales.

      GRAPHITE ELECTRODE BUSINESS SEGMENT. Net sales of graphite electrodes decreased 14%, or $90 million, to $562 million in 1999 from $652 million in 1998. The decrease was primarily attributable to a decrease in average sales revenue per metric ton. The average sales revenue per metric ton (in U.S. dollars and net of changes in currency exchange rates) of our graphite electrodes was $2,676 in 1999 as compared to $3,013 in 1998. The reduced average sales revenue per metric ton represented about $74 million of the $90 million decrease in net sales. The reduction in average sales revenue per metric ton was partially due to the lowering of prices by our Brazilian subsidiary because of competitive cost advantages resulting from the Brazilian currency devaluation, which accounted for about $24 million of the $74 million decrease in net sales. Other currency exchange rate changes, particularly with respect to the euro, accounted for about $19 million of the $74 million decrease in net sales. The balance of the $74 million decrease in net sales was largely attributable to lower graphite electrode selling prices both in home and export markets and, to a lesser extent, changes in product mix. The $16 million balance of the $90 million decrease in net sales was attributable to a reduction of 5,000 metric tons, or 2%, in the volume of graphite electrodes sold to 206,000 metric tons in 1999 from 211,000 metric tons in 1998.

      Cost of sales for graphite electrodes decreased 10%, or $39 million, to $366 million in 1999 from $405 million in 1998. Gross profit declined 21%, or $51 million, to $196 million in 1999 from $247 million in 1998. Gross profit margin for graphite electrodes decreased to 34.9% in 1999 from 37.9% in 1998.

      The decrease in cost of sales was primarily due to lower volume and lower average graphite electrode cost per metric ton. The average graphite electrode cost per metric ton was $1,783 in 1999 as compared to $1,920 in 1998. The reduction in average graphite electrode cost per metric ton was due to cost savings under our global restructuring and rationalization plan. The impact of the cost savings was partially offset by the lower production levels and work in process inventory reduction efforts, both of which had the effect of increasing the average fixed cost per ton produced. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than the percentage decrease in cost of sales.

      GRAPHITE AND CARBON PRODUCTS BUSINESS SEGMENT. Net sales of graphite and carbon products decreased 9%, or $26 million, to $269 million in 1999 from $295 million in 1998. The decrease was primarily due to global economic conditions that resulted in lower demand for graphite specialties, particularly those sold to certain segments of the semiconductor industry and, to a lesser extent, those sold to the aerospace and aircraft industries, lower prices for graphite specialties, and lower demand for carbon electrodes sold to the silicon metals industry. Of the $26 million decrease in net sales, $18 million was attributable to our graphite specialties business and the balance was primarily attributable to a 12% decrease in net sales of carbon electrodes. The decrease in net sales of carbon electrodes was due to a 12% decrease in our volume of carbon electrodes sold. Net sales of cathodes sold to the aluminum industry were stable in 1999 as compared to 1998. The impact of a 6% decrease in the volume of cathodes sold was offset by the impact of changes in product mix. Our volume of graphite cathodes sold, which have higher selling prices and gross margins than carbon cathodes, doubled from 15% to 33% of all cathodes sold, while our volume of carbon cathodes sold declined by 25%.

      Cost of sales for graphite and carbon products increased 4%, or $8 million, to $207 million in 1999 from $199 million in 1998. The impact of an $8 million write-down of graphite specialties inventory and of cost per ton increases resulting from changes in product mix and lower operating levels, particularly at our graphite specialties and carbon electrode manufacturing facilities, were partially offset by cost savings under our global rationalization and restructuring plan. As a result of the changes described above, gross profit declined 35%, or $34 million, to $62 million in 1999 from $96 million in 1998. Gross profit margin for graphite and carbon products decreased to 23.0% in 1999 from 32.5% in 1998. The decrease in gross profit margin was due to the combination of the decrease in net sales and the increase in cost of sales.

      OPERATING PROFIT OF US AS A WHOLE. Operating profit was $130 million, or 15.6% of net sales, in 1999 as compared to $77 million, or 8.1% of net sales, in 1998. Operating profit in 1999 was impacted by a $35 million impairment loss on long-lived graphite specialties assets, a

$13 million charge for the settlement of securities class action and stockholder derivative lawsuits, and a $6 million restructuring credit related to plant closure activities. Operating profit in 1998 was impacted by an $86 million restructuring charge and a $60 million impairment loss on long-lived Russian assets. Excluding those charges, credit and impairment losses, operating profit in 1999 was lower than in 1998 due to lower gross profit, partially offset by lower selling, administrative and other expense and an improvement of $17 million in other (income) expense net.

      Selling, administrative and other expense decreased $17 million, or 17%, to $86 million in 1999 from $103 million in 1998, primarily due to lower corporate administration expenses resulting from cost savings under our global rationalization and restructuring plan and, to a lesser extent, a decrease of about $3 million in variable compensation expense due to lower earnings.

      Other (income) expense, net was income of $9 million in 1999 as compared to expense of $8 million in 1998. The change was primarily due to a $10 million reduction in consulting fees associated with projects that we initiated in 1997 to integrate worldwide operations, improve operating efficiencies and generate earnings growth and a gain of $2 million on the sale of the assets of our spray cooled systems business, partially offset by a $6 million reduction in interest income due to a reduction in short-term investments.

      OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense increased to $84 million in 1999 from $73 million in 1998. The increase primarily resulted from higher average annual interest rates. Our average outstanding total debt was $782 million in 1999 as compared to $783 million in 1998. Our average annual interest rate was 10.7% in 1999 as compared to 8.8% in 1998. These average annual interest rates include imputed interest on the DOJ fine. The increase in the average annual interest rate was due to an increase in the margin over LIBOR which we paid under the Existing Senior Facilities as a result of the refinancing completed in November 1998, partially offset by a decrease in LIBOR. We incurred additional debt in 1998 and 1999 to finance a portion of the fines and settlements paid in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims.

      Provision for income taxes was $1 million for 1999 as compared to $32 million for 1998. During 1999, the provision for income taxes reflected a 23% effective rate, excluding the impact of the settlement of the securities class action and stockholder derivative lawsuits, the impairment loss on long-lived graphite specialties assets, the write-down of graphite specialties inventory and the restructuring credit. This is lower than the U.S. federal income tax rate of 35% primarily as a result of tax planning strategies, earnings repatriation plans, tax settlements, reassessment of reserves, and earnings resulting from consolidated entities with lower effective rates. For 1998, the provision for income taxes reflected a 29% effective rate, excluding the impact of the restructuring charge and the impairment loss on long-lived Russian assets.

      As a result of the changes described above, net income was $42 million in 1999, an increase of $79 million from a net loss of $37 million in 1998.

    1998 COMPARED TO 1997. Net sales in 1998 were $947 million, a decrease of $150 million, or 14%, from net sales in 1997 of $1,097 million. Gross profit in 1998 was $343 million, a decrease of $68 million, or 17%, from gross profit in 1997 of $411 million. Gross profit margin in 1998 was 36.2% of net sales as compared to gross profit margin in 1997 of 37.5% of net sales. These changes were due primarily to changes in global economic conditions that reduced demand for steel and other metals. This, in turn, reduced demand for most of our products, particularly graphite electrodes.

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

    OPERATING PROFIT FOR US AS A WHOLE. Operating profit in 1998 was $77 million as compared to an operating loss in 1997 of $58 million.

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

    OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense increased to $73 million in 1998 from $64 million in 1997. In 1998, the average outstanding total debt balance was $783 million and the average annual interest rate was 8.8% inclusive of imputed interest of $5 million on the non-interest-bearing $110 million antitrust fine payable to the DOJ in six annual installments. In 1997, the average outstanding total debt balance was $726 million and the average annual interest rate was 8.9%. We incurred additional debt to finance a portion of the fines and settlements paid in connection with the antitrust investigations and related lawsuits and claims.

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

EFFECTS OF INFLATION

    In general, our results of operations and financial condition are affected by the inflation in each country in which we have a manufacturing facility. During 1997 through 1999, the effects of inflation on our cost of sales in the United States and foreign countries (except for highly inflationary countries) have been generally offset by a combination of improved operating efficiency, permanent cost savings and, prior to 1998, increased prices for graphite electrodes and certain of our other products. Accordingly, during 1997 through 1999, these effects have not been material to us. The cost of petroleum coke, a principal raw material used by us, and natural gas, which is used by us in our electrode, cathode and graphite specialties baking operations, may fluctuate widely for various reasons, including fuel shortages and cold weather. Changes in such costs were not material to us during 1997 through 1999. The worldwide market price of oil increased significantly in late 1999 and early 2000. This could impact the price of petroleum coke. We cannot assure that future increases in our cost of sales or other expenses will not exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

    We account for our non-U.S. subsidiaries under the provisions of Statement of Financial Accounting Standards ("SFAS") 52, "Foreign Currency Translation." Accordingly, their assets and liabilities are translated into dollars for consolidation and reporting purposes. Foreign currency translation adjustments are generally recorded as part of stockholders' equity and identified as accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

    We maintain operations in Brazil, Russia and Mexico, countries which have had in the past, and may have now or in the future, highly inflationary economies, defined as cumulative inflation of about 100% or more over a three-calendar year period. In general, the financial statements of these foreign operations have been remeasured as described below as if the functional currencies of their economic environments were the U.S. dollar and translation gains and losses relating to operations in highly inflationary economies are included in other (income) expense, net in the Consolidated Statements of Operations rather than as part of stockholders' equity in the Consolidated Balance Sheets.

    In light of significant increases in inflation in Mexico, effective January 1, 1997, Mexico was considered to have a highly inflationary economy. Accordingly, translation gains and losses for our Mexican operations were included in the Consolidated Statements of Operations for 1997 and 1998. In 1999, we began to account for our Mexican subsidiary using the dollar as its functional currency, irrespective of Mexico's inflationary status, because its sales and purchases are predominantly dollar-denominated.

    Brazil was considered to have a highly inflationary economy in 1997. We have always considered Russia to have a highly inflationary economy. Accordingly, translation gains and losses are included in the Consolidated Statements of Operations for our Brazilian subsidiary in 1997, and for our Russian subsidiary in 1997, 1998 and 1999.

    Foreign currency translation adjustments decreasing stockholders' equity amounted to $14 million in 1997, $27 million in 1998 and $48 million in 1999, including $33 million associated with our Brazilian subsidiary in 1999.

    EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES

    In general, our results of operations and financial condition are affected by the changes in currency exchange rates affecting the currency of each country in which we have a manufacturing facility. When the local currencies of foreign countries in which we have a manufacturing facility decline (or increase) in value relative to the dollar, this has the effect of reducing (or increasing) the dollar equivalent cost of sales and other expenses with respect to those facilities. This effect is, however, partially offset by the cost of petroleum coke, a principal raw material used by us, which is priced in dollars. We price products manufactured at our facilities for sale in local and certain export markets in local currencies. Accordingly, when the local currencies increase (or decline) in value relative to the dollar, this has the effect of increasing (or reducing) net sales. The result of these effects is to increase (or decrease) operating profit and net income.

    During 1997 through 1999, many of the currencies in which we manufacture and sell our products weakened against the dollar. This adversely affected our net sales and, to a lesser extent, benefited our cost of sales as reported in dollars. In the case of net sales of graphite electrodes, the adverse impact was $43 million in 1997, $34 million in 1998 and $19 million in 1999 (excluding $24 million in 1999 due to the lowering of prices by our Brazilian subsidiary because of competitive cost advantages resulting from the Brazilian currency devaluation). Through early 1998, we sought to mitigate these adverse impacts on net sales by increasing local currency prices for some of our products in various regions as circumstances permitted. We have not been able to do so since then. We cannot predict changes in currency exchange rates in the future or whether those changes will have positive or negative impacts on our net sales or cost of sales. We cannot assure you that we would be able to mitigate any adverse effects of such changes.

    Since late 1998, the Brazilian economy has been subject to various economic pressures. Inflation substantially increased and economic activity began to decline. In 1999, the Brazilian currency substantially devalued. These circumstances may affect other countries in South America. We have manufacturing operations in Brazil, and these circumstances can be expected to impact us. They may reduce demand for our products in Brazil or elsewhere in South America. They may also reduce our costs in Brazil, which are paid in local currency. In addition, they would increase our gross profit margin, since a significant portion of the sales of our Brazilian subsidiary are denominated in dollars. We cannot assure you, however, that these circumstances will not adversely affect us.

    To manage certain exposures to general economic and specific financial market risks caused by changes in currency exchange rates, we use various off-balance sheet financial instruments. The amount of currency exchange contracts used by us to minimize these risks was $353 million at December 31, 1997, $484 million at December 31, 1998 and $233 million at December 31, 1999.

    Total outstanding dollar-denominated debt of our foreign subsidiaries (excluding our Russian, Mexican and Swiss subsidiaries which used the dollar as their functional currency) was $209 million at December 31, 1998 and $158 million at December 31, 1999. Changes in the currency exchange rates between the dollar and the currencies in the countries in which these subsidiaries are located result in foreign currency gains and losses that are reported in other (income) expense, net in the Consolidated Statements of Operations. While changes in currency exchange rates did not materially affect us in 1997 through 1999, we cannot assure you that such changes will not have a material adverse effect on us in the future. Our foreign subsidiaries with dollar-denominated debt have entered into foreign currency contracts to protect against changes in currency exchange rates. The amount of such contracts was $214 million at December 31, 1997, $209 million at December 31, 1998 and $129 million at December 31, 1999. We believe that such contracts reduce our exposure to changes in currency exchange rates related to such borrowings.

    LIQUIDITY AND CAPITAL RESOURCES

    Our sources of funds have consisted principally of invested capital, cash flow from operations, and debt financing. Our uses of those funds (other than for operations) have consisted principally of debt reduction and capital expenditures and, in 1997, repurchases of common stock; in 1996 and 1997, acquisition of controlling interests in various companies or businesses; and, in 1998 and 1999, payment of fines, liabilities and expenses in connection with antitrust investigations, lawsuits and claims.

    We are highly leveraged and have substantial obligations in connection with antitrust investigations, lawsuits and claims. We had total debt of $722 million and a stockholders' deficit of $293 million at December 31, 1999 as compared to total debt of $804 million and a stockholders' deficit of $287 million at December 31, 1998. Cash, cash equivalents and short-term investments were $20 million at December 31, 1999 as compared to $69 million at December 31, 1998.
    Debt (net of cash, cash equivalents and short-term investments) was $702 million at December 31, 1999 as compared to $735 million at December 31, 1998.

    OVERVIEW OF DEBT FINANCING. In connection with the 1995 Equity Recapitalization, we obtained senior credit facilities which provided for borrowings of up to $685 million, of which $585 million was used at that time. We also issued $375 million of Subordinated Notes, $175 million of which were redeemed in 1995. In October 1995, we replaced those senior credit facilities with the Existing Senior Facilities, which had more favorable interest rates and covenants. The Existing Senior Facilities initially provided for borrowings of up to $620 million, of which $520 million was used at that time. In March 1997, the Existing Senior Facilities were amended to reduce interest rates, increase our revolving credit facility and change certain covenants to allow greater flexibility.

    In April 1998, we obtained a limited waiver of breaches, if any, of certain covenants of the Existing Senior Facilities. We also agreed to amend certain provisions of the Existing Senior Facilities. These amendments had the effect of increasing interest rates paid by us. In addition, we were able to borrow an additional $35 million under our revolving credit facility. Under the Subordinated Note Indenture, subject to certain exceptions, we could not incur additional indebtedness if our adjusted coverage ratio was less than certain specified ratios. In April 1998, as a result of the $340 million charge, our adjusted coverage ratio was less than those specified ratios. As a result, under the Subordinated Note Indenture, we could not, with limited exceptions, incur additional indebtedness (even under the Existing Senior Facilities).

    In November 1998, we refinanced the Existing Senior Facilities and amended the Subordinated Note Indenture. The refinancing consisted of the addition of a new $210 million senior secured term debt facility to the Existing Senior Facilities and the amendment of the Existing Senior Facilities. Together, these enabled us to incur additional debt in the refinancing and to have the ability (subject to compliance with applicable covenants) to borrow under our revolving credit facility.

    In February 2000, we completed a debt recapitalization. We obtained the New Senior Facilities and used the net proceeds to repay and terminate the Existing Senior Facilities, to call the Subordinated Notes for redemption and to repay certain other debt. Among other things, the debt recapitalization reduces our average annual interest rate and extends the average maturities of our debt.

    DEBT REDUCTION. As a result of our substantial leverage and the impacts of global and regional economic conditions on our business, we have placed high priority on efforts to manage cash and operations to reduce debt. During 1999, excluding antitrust fines, net settlements and expense payments and restructuring payments, we generated strong cash flow from operations of $179 million. Among other things, our inventory and other working capital reduction efforts generated $51 million of cash flow in 1999. As a result, during 1999, we reduced our total debt by more than $80 million and our net debt by more than $30 million while paying off, at the same time, almost $100 million of antitrust fines, net settlements and expense payments and restructuring payments.

    CASH FLOW AND PLANS TO MANAGE LIQUIDITY. For at least the past five years, we have had positive annual cash flow from operations, excluding payments in connection with restructurings, and investigations, lawsuits and claims. Typically, the first quarter of each year results in neutral or negative cash flow from operations (after deducting cash used for capital expenditures and excluding payments in connection with restructurings and investigations, lawsuits and claims and payments of interest on the Subordinated Notes (which have since been called for redemption)) due to various factors. These factors include customer order patterns, customer buy-ins in advance of annual price increases, and payment of variable compensation with respect to the immediately preceding year. Typically, the other three quarters result in significant positive cash flow from operations (after deducting cash used for capital expenditures and excluding those payments). The third quarter tends to produce relatively less positive cash flow primarily as a result of scheduled plant shutdowns by our customers for vacations. We believe that 2000 will follow this historical pattern.

    To minimize interest expense, except for our Brazilian subsidiary prior to mid-1999, we typically operate on a "zero-cash" basis. This means that we use, and are dependent on, funds available under our revolving credit facility and monthly or quarterly cash flow from operations as our primary sources of liquidity. We believe that our global restructuring and rationalization plan, along with our POWER OF ONE initiative, will, over the next one to two years, improve our cash flow from operations for a given level of net sales. Among other things, we are seeking to improve cash flow from operations in 2000 through improvements in production scheduling, inventory management, cash management, and accounts payable and receivable management. Improvements in cash flow from operations resulting from the plan and that initiative are being partially offset by associated cash implementation costs, while they are being implemented.

    Our debt and obligations in connection with antitrust investigations, lawsuits and claims could have a material impact on our liquidity. Cash flow from operations services payment of these obligations, thereby reducing funds available to us for other purposes. Our leverage and these obligations make us more vulnerable to economic downturns or in the event that these obligations are greater than expected.

    Our ability to service our debt and meet these and other obligations as they come due is dependent on our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control such as changes in our industry, changes in global and regional economic conditions and changes in interest and currency exchange rates.

    We cannot assure you that our cash flow from operations and capital resources will be sufficient to enable us to meet our debt service and other obligations when due. If we are unable to do so, we could be required to limit or discontinue, temporarily or permanently, certain of our business plans, activities or operations, reduce or delay certain capital expenditures, sell certain of our assets or businesses, restructure or refinance some or all of our debt or incur additional debt, or sell additional common stock or other securities. We cannot assure you that we would be able to take any of such actions on favorable terms or at all.

    We believe that the long-term fundamentals of our business continue to be sound. Accordingly, although we cannot assure you that such will be the case, we believe, based on our expected cash flow from operations and existing capital resources and taking into account our efforts to reduce costs, improve efficiencies, generate growth and earnings and maximize funds available to meet our debt service and other obligations, we will be able to manage our working capital and cash flow to permit us to service our debt and meet our obligations as they become due.

    DESCRIPTION OF NEW SENIOR FACILITIES. On February 22, 2000, we completed a debt recapitalization. We obtained the New Senior Facilities and used the net proceeds to repay and terminate the Existing Senior Facilities, to call the Subordinated Notes for redemption and to repay certain other debt.

    The New Senior Facilities consist of:

   o A Tranche A Facility providing for initial term loans of $138 million and of 161 million (equivalent to $158 million at February 22, 2000) to UCAR Finance Inc.

       ("UCAR Finance"), a direct wholly owned special purpose finance subsidiary of UCAR. The Tranche A Facility amortizes in quarterly installments over six years, commencing June 30, 2000, with installments ranging from about $2 million in 2000 to about $17 million in 2005, with the final installment payable on December 31, 2005.

   o A Tranche B Facility providing for initial term loans of $350 million to UCAR Finance. The Tranche B Facility amortizes over eight years, commencing June 30, 2000, with nominal quarterly installments during the first six years, and quarterly installments of about $41 million in 2006 and 2007, with the final installment payable on December 31, 2007.

   o A Revolving Facility providing for revolving and swingline loans to, and the issuance of US dollar-denominated letters of credit for the account of, UCAR Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed $250 million. The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt incurred by us that is not incurred under the New Senior Facilities).

   The Company is required to make mandatory prepayments in the amount of:

   o Either 75% or 50% (depending on our leverage ratio, which is the ratio of our adjusted net debt to our adjusted total EBITDA) of adjusted excess cash flow. The obligation to make these prepayments, if any, arises after the end of each year with respect to adjusted excess cash flow during the prior year.

   o 100% of the net proceeds of certain asset sales or incurrence of certain indebtedness.

   o 50% of the net proceeds of the issuance of any equity securities by UCAR.

    We may make voluntary prepayments under the New Senior Facilities. There is no penalty or premium due in connection with prepayments (whether voluntary or mandatory).

    UCAR Finance makes secured and guaranteed intercompany loans of the net proceeds of borrowings under the New Senior Facilities to UCAR Global's subsidiaries. The obligations of UCAR Finance under the New Senior Facilities are secured, with certain exceptions, by first priority security interests in all of these intercompany loans (including the related security interests and guarantees).

    UCAR has unconditionally and irrevocably guaranteed the obligations of UCAR Finance under the New Senior Facilities. This guarantee is secured, with certain exceptions, by first priority security interests in all of the outstanding capital stock of UCAR Global and UCAR Finance and all of the intercompany debt owed to UCAR.

    UCAR, UCAR Global and each of UCAR Global's subsidiaries has guaranteed, with certain exceptions, the obligations of UCAR Global's subsidiaries under the intercompany loans, except that our U.S. subsidiaries have not guaranteed obligations of our foreign subsidiaries.

    The obligations of UCAR Global's subsidiaries under the intercompany loans as well as these guarantees are secured, with certain exceptions, by first priority security interests in substantially all of our assets, except that no more than 65% of the capital stock or other equity interests in our foreign subsidiaries held directly by our U.S. subsidiaries and no other foreign assets secure obligations or guarantees of our U.S. subsidiaries.

    The interest rates applicable to the Tranche A and Revolving Facilities are, at our option, either leverage Euro LIBOR plus a margin ranging from 1.00% to 2.50% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.00% to 1.50% (depending on our leverage ratio). The interest rate applicable to the Tranche B Facility is, at our option, either Euro LIBOR plus a margin ranging from 2.50% to 2.75% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.00% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by Morgan Guaranty Trust Company of New York, or the federal funds effective rate plus 0.50%. UCAR Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility.

    We enter into agreements with financial institutions, which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. Use of these agreements is allowed with the New Senior Facilities.

    The New Senior Facilities contain a number of significant covenants that, among other things, restrict our ability to sell assets, incur additional indebtedness, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make dividend payments to UCAR, pay intercompany debt owed to UCAR, engage in transactions with affiliates, or pay dividends or make other restricted payments and that otherwise restrict corporate activities. UCAR Global is, however, permitted to pay dividends to UCAR of up to $15 million for the purpose of making an investment in UCAR Graph-Tech and may also distribute the capital stock of UCAR Graph-Tech to UCAR. In addition, we are required to comply with specified minimum interest coverage and maximum leverage ratios, which became more restrictive over time.

    In addition to the failure to pay principal, interest and fees when due, events of default under the New Senior Facilities include: failure to comply with applicable covenants; failure to pay when due, or other defaults permitting acceleration of, other indebtedness exceeding $7.5 million; judgment defaults in excess of $7.5 million to the extent not covered by insurance; certain events of bankruptcy; and certain changes in control.

    Under the New Senior Facilities, UCAR is permitted to pay dividends on, and repurchase, common stock in an aggregate amount of up to $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000. UCAR Global is, however, also permitted to pay dividends to UCAR of up to $15 million for the purpose of making an investment in UCAR Graph-Tech and may also distribute the capital stock of UCAR Graph-Tech to UCAR.

    CASH FLOW PROVIDED BY OPERATING ACTIVITIES. Cash flow provided by operations was $80 million in 1999 as compared to cash flow used in operations of $29 million in 1998. This improvement of $109 million resulted primarily from a lower use of cash flow for working capital of approximately $111 million, partially offset by lower net income (including non-cash items) of approximately $3 million and a decreased use of cash associated with long term assets and liabilities of $1 million.

    Use of cash flow for working capital was $48 million in 1999, an improvement of $111 million from a use of $159 million in 1998. The improvement occurred despite the use of $64 million for payment of fines and net settlements and expense payments in connection with antitrust investigations and related lawsuits and claims (as compared to $142 million in 1998), the use of $12 million for settlement of the securities class action and stockholder derivative lawsuits, and the use of $23 million for restructuring payments during 1999.

    The working capital improvement was due primarily to reductions in the use of cash of $60 million for inventories ($27 million use of cash in 1998 as compared to $33 million source of cash in 1999), $38 million for payables and accruals ($38 million use of cash in 1998 as compared to nil use of cash in 1999), and $4 million for prepaid expenses and other assets, partially offset by an increase in the use of cash of $34 million for receivables ($49 million source of cash in 1998 as compared to $15 million source of cash in 1999). These improvements resulted primarily from improved cash and inventory management.

    CASH FLOW USED IN INVESTING ACTIVITIES. We used $39 million of cash flow in investing activities during 1999 as compared to $31 million during 1998. This increase of $8 million was primarily due to an increase in cash used for capital expenditures (net of a capital incentive grant) of $7 million and a reduction in cash used in short term investments by our Brazilian subsidiary of $1 million. Cash provided from the sale of assets was $9 million in both 1999 and 1998.

    CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES. Cash flow used in financing activities was $80 million in 1999 as compared to cash provided by financing activities of $62 million in 1998. Financing activities from long-term debt consisted of $62 million of net payments under the Existing Senior Facilities (including the revolving credit facility) in 1999 as compared to $128 million of net borrowings in 1998. The net payments made in 1999 were funded primarily through improved cash and inventory management and decreased working capital requirements as compared to 1998. Net short-term debt reductions were $18 million in 1999 as compared to $58 million in 1998. Net short-term debt reductions were lower in 1999 due to lower short-term borrowings by our Brazilian subsidiary and lower borrowings by other non-U.S. subsidiaries to meet local cash needs.

    RESTRICTIONS ON DIVIDENDS AND STOCK REPURCHASES

    Under the New Senior Facilities, we are generally permitted to pay dividends on common stock and repurchase common stock in an aggregate amount of up to between $25 million and $50 million, depending on our leverage ratio and excess cash flow.

    ACCOUNTING CHANGES

    In 1998, we changed our method of accounting for the cost of certain U.S. inventories from the last-in first-out method to the first-in first-out method. We believe the new method to be preferable because it provides improved consistency in accounting for worldwide inventories and avoids potential distortion of future profits from anticipated decrements. The Consolidated Financial Statements for all periods have been restated to reflect this change in accordance with the requirements of Accounting Principles Board Opinion 20, "Accounting Changes." The restatement did not have a material impact on consolidated net income (loss) or related per share amounts in 1996, 1997 or 1998. The restatement had no cash flow impact.

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are currently evaluating the impact of SFAS 133 on our financial position, results of operations and cash flows.

    YEAR 2000 ISSUE

    The Year 2000 issue results from the fact that many computer programs were written using two rather than four digits to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in processing errors or miscalculations or failures causing disruptions of operations, including, among other things, temporary inability to process transactions, continue production or otherwise engage in normal business activities. We have not experienced any such material errors, miscalculations or failures affecting us or our critical suppliers, service providers or customers. The Company estimates that it incurred an aggregate incremental cost of about $3 million for internal and external services in connection with Year 2000 issues.

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

    COSTS RELATING TO PROTECTION OF THE ENVIRONMENT

    We have been and are subject to increasingly stringent environmental protection laws and regulations. In addition, we have an on-going commitment to rigorous internal environmental protection standards. The following table sets forth certain information regarding environmental expenses and capital expenditures. Our capital expenditures were much higher in 1997 than subsequent years due to the one-time installation of air pollution and wastewater equipment.


                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                    1997      1998       1999
                                                    ----      ----       ----
                                                      (Dollars in millions)
Expenses relating to environmental
  protection..................................      $14       $12       $13
Capital expenditures related to environmental
  protection..................................       15         8         4


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We are exposed to market risks primarily from changes in interest rates and currency exchange rates. To manage our exposure to these changes, we routinely enter into various transactions that have been authorized according to documented policies and procedures. We do not use derivatives for trading purposes or to generate income, and we never use leveraged derivatives.

    Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to LIBOR or euro LIBOR. We enter into agreements with financial institutions which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. During 1995, we purchased interest rate caps on up to $375 million of debt, limiting the floating interest rate factor on this debt to a weighted-average rate of 8.5% through 1997. During 1997, we purchased interest rate caps on up to $250 million of debt, limiting the floating interest rate factor on this debt to a weighted-average rate of 8.2% for the period commencing February 1998 and continuing through various dates ending February 2001. In February 1999, we purchased interest rate caps on $470 million of debt, limiting the floating interest rate factor on this debt to 5.1% through 1999. Fees related to these agreements are charged to interest expense over the term of the agreements.

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

    When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. We held contracts against these risks with an aggregate notional amount of about $484 million at December 31, 1998 and $233 million at December 31, 1999. All of our contracts mature within one year. All of our contracts are accounted for as speculative instruments and, accordingly, are marked to market monthly. Unrealized gains and losses on outstanding foreign currency contracts were not material at December 31, 1998 or December 31, 1999.

    We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates on reported earnings at December 31, 1999. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar would not have resulted in a material effect on our reported earnings. A hypothetical increase in interest rates of 100 basis points across all maturities would increase our interest expense about $7 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE

Independent Auditors' Report.........................................       80

Consolidated Balance Sheets..........................................       81

Consolidated Statements of Operations................................       82

Consolidated Statements of Cash Flows................................       83

Consolidated Statements of Stockholders' Equity (Deficit)............       85

Notes to Consolidated Financial Statements...........................       86

   All schedules are omitted because they are not required or are not applicable or because the information is included in the Consolidated Financial Statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
UCAR International Inc.:

We have audited the accompanying Consolidated Balance Sheets of UCAR International Inc. and Subsidiaries as of December 31, 1998 and 1999, and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity (Deficit) for each of the years in the three-year period ended December 31, 1999. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of UCAR International Inc. and Subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                    /s/ KPMG LLP


Nashville, Tennessee
February 11, 2000, except as to Note 19, which is as of February 23, 2000

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions, except per share data)

                                                                 AT DECEMBER 31,
                                                               1998         1999
                                                               ----         ----
                          ASSETS
Current assets:
  Cash and cash equivalents..............................   $   58      $   17
  Short-term investments.................................       11           3
  Notes and accounts receivable..........................      198         171
  Inventories:
   Raw materials and supplies............................       58          49
   Work in process.......................................      150         113
   Finished goods........................................       56          42
                                                              ----        ----
                                                               264         204
  Prepaid expenses.......................................       47          25
                                                              ----        ----
   Total current assets..................................      578         420
                                                              ----        ----

Property, plant and equipment............................    1,220       1,071
Less:  accumulated depreciation..........................      752         673
                                                              ----        ----
   Net fixed assets......................................      468         398
                                                              ----        ----

Other assets.............................................       91         115
                                                              ----        ----
   Total assets..........................................   $ 1,137     $  933
                                                              =====       ====

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.......................................   $   67      $   80
  Short-term debt........................................       19          --
  Payments due within one year on long-term debt.........       63          82
  Accrued income and other taxes.........................       28          39
  Other accrued liabilities..............................      198         114
                                                              ----        ----
   Total current liabilities.............................      375         315
                                                              ----        ----

Long-term debt...........................................      722         640
Other long-term obligations..............................      266         224
Deferred income taxes....................................       48          33
Minority stockholders' equity in consolidated entities...       13          14

Stockholders' equity (deficit):
  Preferred stock, par value $.01, 10,000,000 shares            --          --
   authorized, none issued..................................
  Common stock, par value $.01, 100,000,000 shares
   authorized,
      47,411,296 shares issued at December 31, 1998,
      47,440,536 shares issued at December 31, 1999.........    --          --
  Additional paid-in capital.............................      521         523
  Accumulated other comprehensive (loss).................     (157)       (205)
  Retained earnings (deficit)............................     (566)       (525)
  Less:  cost of common stock held in treasury, 2,226,498
   shares at December 31,                                      (85)        (86)
                                                              ----        ----
   1998, 2,338,038 shares at December 31, 1999...........
   Total stockholders' equity (deficit)..................     (287)       (293)
                                                              ----        ----
   Total liabilities and stockholders' equity (deficit)..   $ 1,137     $  933
                                                              =====       ====

         See accompanying Notes to Consolidated Financial Statements.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions, except per share data)

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                    1997       1998      1999
                                                    ----       ----      ----

Net sales........................................ $ 1,097     $ 947      $ 831
Cost of sales....................................     686       604        565
Cost of sales - write-down of graphite
  specialties inventory..........................      --        --          8
                                                  -------     ------     ------
  Gross profit...................................     411       343        258
Research and development.........................       9         9          9
Selling, administrative and other expenses.......     115       103         86
Restructuring charge (credit)....................      --        86         (6)
Impairment loss on long-lived Russian assets.....      --        60         --
Impairment loss on long-lived graphite
specialties assets...............................      --        --         35
Antitrust investigations and related lawsuits
and claims.......................................     340        --         --
Securities class action and stockholder
derivative lawsuits..............................      --        --         13
Other (income) expense, net......................       5         8         (9)
                                                   ------      ------    -------
  Operating profit (loss)........................    (58)        77        130
Interest expense.................................     64         73         84
                                                   ------      ------    -------
  Income (loss) before provision for income taxes   (122)         4         46
Provision for income taxes.......................     39         32          1
                                                   ------      ------    -------
  Income (loss) of consolidated entities.........   (161)       (28)        45
Less:  minority stockholders' share of income....      1          2          3
Plus:  UCAR share of net income from company
  carried at equity .............................      2         --         --
                                                   ------      ------    -------
  Income (loss) before extraordinary item........   (160)       (30)        42
Extraordinary item, net of tax...................     --          7         --
                                                   ------      ------    -------
   Net income (loss).............................  $(160)      $(37)     $  42
                                                   ======      ======    =======

Earnings (loss) per common share:

   Basic:
   -----
   Income (loss) before extraordinary item.......  $(3.49)     $(0.66)   $ 0.94
   Extraordinary item, net of tax................      --       (0.17)       --
                                                   -------     -------   -------
   Net income (loss) per share...................  $(3.49)     $(0.83)   $ 0.94
                                                   =======     =======   =======
   Diluted:
   -------
   Income (loss) before extraordinary item.......  $(3.49)     $(0.66)   $ 0.91
   Extraordinary item, net of tax................      --       (0.17)       --
                                                   -------     -------   -------
   Net income (loss) per share...................  $(3.49)     $(0.83)   $ 0.91
                                                   =======     =======   =======


          See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in millions, except per share data)


                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                       1997     1998    1999
                                                       ----     ----    ----

Cash flow from operating activities:
  Net income (loss).............................     $ (160)   $ (37)   $  42
  Extraordinary item, net of tax................         --        7       --
  Non-cash (credits) charges to net income (loss):
   Depreciation and amortization................         49       51       45
   Deferred income taxes........................        (38)     (24)     (26)
   Securities class action and stockholder
      derivative lawsuits.......................         --       --       13
   Restructuring charge (credit)................         --       86       (6)
   Impairment loss on long-lived Russian assets.         --       60       --
   Impairment loss on long-lived graphite
       specialties assets.......................         --       --       35
   Write-down of graphite specialties inventory.         --       --        8
   Accelerated vesting of performance stock options.     12       --       --
   Other non-cash (credits) charges.............          7       (3)      26
   Antitrust investigations and related lawsuits
       and claims...............................        340       --       --
  Working capital*..............................        (43)     (159)    (48)
  Long-term assets and liabilities..............          5       (10)     (9)
                                                      ------   -------  ------
   Net cash provided by (used in) operating
       activities...............................        172       (29)     80
                                                      ------   -------  ------

Cash flow from investing activities:
  Capital expenditures..........................        (79)      (52)    (56)
  Capital incentive grant.......................          --        3      --
  Purchase of subsidiaries......................       (124)       --      --
  Purchases of short-term investments...........        (59)      (28)    (20)
  Maturities of short-term investments..........         39        37      28
  Sale of assets................................          2         9       9
                                                      -------   ------   ------
   Net cash used in investing activities........       (221)      (31)    (39)
                                                      -------   ------   ------

Cash flow from financing activities:
  Short-term debt borrowings, net...............         23       (58)    (18)
  Revolving credit facility borrowings, net.....         35       (30)     (3)
  Long-term debt borrowings.....................         64       210      --
  Long-term debt reductions.....................        (25)      (52)    (59)
  Financing costs...............................         (2)      (12)     --
  Purchase of treasury stock....................        (92)       --      --
  Sale of common stock..........................          5         4       1
  Dividends paid to minority stockholder........         --        --      (1)
  Tax benefit arising from exercise of employee
      stock options.............................          5        --      --
                                                      ------    ------   ------
   Net cash provided by (used in) financing
      activities................................         13        62     (80)
                                                      ------    -------  ------

Net increase (decrease) in cash and cash equivalents    (36)        2     (39)
Effect of exchange rate changes on cash and cash
    equivalents..................................        (1)       (2)     (2)
Cash and cash equivalents at beginning of period....     95        58      58
                                                      ------    -------  ------
Cash and cash equivalents at end of period......      $  58     $  58    $ 17
                                                      ======    =======  ======

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in millions, except per share data)

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                       1997     1998    1999
                                                       ----     ----    ----


Supplemental disclosures of cash flow information:
  Net cash paid during the year for:

   Interest expense.............................     $   62    $  70    $  76
   Income taxes.................................         72       61       33
* Net change in working capital due to the
   following components:
  (Increase) decrease in current assets:
   Notes and accounts receivable................     $  (30)   $  49    $  15
   Inventories..................................          5      (27)      33
   Prepaid expenses.............................         (1)      (1)       3
  Payments for antitrust investigations and
   related lawsuits and claims..................         (3)    (142)     (64)
  Payments for securities class action and
   stockholder derivative lawsuits..............         --        --     (12)
  Restructuring payments........................         --       --      (23)
  Increase (decrease) in payables and accruals..        (14)     (38)      --
                                                     -------   ------   ------
        Working capital.........................     $  (43)   $(159)   $ (48)
                                                     =======   =====    ======


          See accompanying Notes to Consolidated Financial Statements.



                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)

                                                                        Accumulated                                      Total
                                                        Additional        Other           Retained                    Stockholders'
                                          Common         Paid-in        Comprehensive     Earnings       Treasury        Equity
                                          Stock          Capital          (Loss)          (Deficit)        Stock        (Deficit)
                                          ------        ---------       -------------     ---------      --------     -------------


Balance at December 31, 1996.........    $ --           $  498           $  (116)          $  (365)       $ --          $    17

  Comprehensive income (loss):
   Net loss..........................      --               --                --              (160)         --             (160)
   Foreign currency translation
    adjustments......................      --               --               (14)               --          --              (14)
                                         ------         -------          --------          ---------     -------        ---------
  Total comprehensive income (loss)..      --               --               (14)             (160)         --             (174)

  Exercise of employee stock options..     --                6                --                --          --                6
  Tax benefit arising from exercise of
   employee stock options.............     --                5                --                --          --                5
  Repurchase of common stock..........     --               --                --                --          (92)            (92)
  Vesting of performance stock options     --               12                --                --           --              12
  Cost of secondary offering..........     --               (1)               --                --           --              (1)
                                         -------        -------          --------           ---------     -------        ---------
Balance at December 31, 1997..........     --              520              (130)             (525)         (92)           (227)

  Comprehensive income (loss):
   Net loss...........................     --               --                --               (37)          --             (37)
   Foreign currency translation
    adjustments.......................     --               --               (27)               --           --             (27)
                                         -------        -------          --------           ---------     --------       ----------
  Total comprehensive income (loss)...     --               --               (27)              (37)          --             (64)

  Sale of common stock - stock options     --                1                --                --           --               1
  Sale of common stock - treasury stock    --               --                --                (4)           7               3
                                         --------       --------         --------           ----------     --------       ---------
Balance at December 31, 1998...........    --              521              (157)             (566)         (85)           (287)

  Comprehensive income (loss):
   Net income..........................    --               --                --                42           --              42
   Foreign currency translation
    adjustments........................    --               --               (48)               --           --             (48)
                                         ---------       --------        --------           -----------    --------       ---------
  Total comprehensive income (loss)....    --               --               (48)               42           --              (6)

  Sale of common stock - treasury stock    --               --                --                (1)           1              --
  Acquisition of common stock
   held in treasury.....................   --                2                --                --           (2)             --
                                         ----------      ---------       --------            -----------   --------        --------
Balance at December 31, 1999............ $ --            $ 523           $  (205)            $ (525)       $(86)           $(293)
                                         ==========      =========       ========            ============  ========        ========



          See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DISCUSSION OF BUSINESS AND STRUCTURE

    IMPORTANT TERMS

    The Company uses the following terms to identify various companies or groups of companies, markets or other matters in the Consolidated Financial Statements.

    "UCAR" refers to UCAR International Inc. only. UCAR is the issuer of the publicly traded common stock covered by the Consolidated Financial Statements.

    "UCAR Global" refers to UCAR Global Enterprises Inc. only. UCAR Global is a holding company and a direct wholly owned subsidiary of UCAR. UCAR Global is the issuer of the 12% senior subordinated notes due 2005 (the "Subordinated Notes") and is the primary borrower under the senior secured credit facilities (the "Existing Senior Facilities") outstanding at December 31, 1999.

    "Company" refers collectively to UCAR, its subsidiaries and its and their predecessors to the extent those predecessor's activities related to the graphite and carbon business.

    "Subsidiaries" refers to those companies which, at the relevant time, were majority owned or wholly owned directly or indirectly by UCAR. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1996 through December 31, 1999, except for:

        o UCAR's Russian subsidiary, which was acquired in late 1996 and early 1997 and has been wholly owned since then.

        o UCAR's German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became wholly owned in order to facilitate the cessation of its manufacturing operations.

        o Carbone Savoie S.A.S. ("Carbone Savoie"), which was acquired in early 1997 and has been 70% owned since then.

        o UCAR's South African subsidiary, which was 50% owned until April 1997, when it became wholly owned.

    The Company operates in two business segments: graphite electrodes, and graphite and carbon products. The Company manufactures and markets graphite and carbon products, including electrodes, for the steel, ferroalloy, aluminum, chemical, aerospace and transportation industries. Its principal products are graphite electrodes, carbon electrodes, graphite and carbon cathodes, graphite and carbon specialties, and flexible graphite.

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

    On December 8, 1997, UCAR's Board of Directors increased the maximum amount of common stock that may be purchased under the program mentioned above from $100 million to $200 million. Through December 31, 1997, UCAR purchased an aggregate of $92 million of common stock (including the shares repurchased from the principal stockholder) under the program. No common stock was purchased under the program in 1998 or 1999. Common stock of $2 million was acquired in 1999 in foreclosure on secured loans to certain former executive officers.

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

    On January 2, 1997, the Company acquired 70% of the outstanding shares of Carbone Savoie, a wholly owned subsidiary of a competitor in the cathode business, for a purchase price of $33 million. Carbone Savoie is the leading manufacturer of cathodes that are used in the production of aluminum.

    On February 1, 1997, the Company, through a newly formed 70%-owned subsidiary, UCAR Elektroden GmbH ("UCAR Elektroden"), purchased the graphite electrode business of Elektrokohle Lichtenberg AG ("EKL") in Berlin, Germany. A private German company held the 30% minority interest in UCAR Elektroden. UCAR Elektroden and UCAR Grafit worked in tandem, with UCAR Elektroden manufacturing newly formed ungraphitized electrodes and UCAR Grafit baking, pitch impregnating, rebaking and graphitizing those electrodes. The aggregate purchase price paid by UCAR Elektroden for the EKL assets was $15 million.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1) DISCUSSION OF BUSINESS AND STRUCTURE -- (CONTINUED)

    The Company purchased the minority interest in UCAR Elektroden in 1999 to facilitate the cessation of its manufacturing operations.

    On April 22, 1997, the Company purchased the shares of its then 50%-owned joint venture affiliate, EMSA (Pty) Ltd.("EMSA"), held by the Company's joint venture partner. EMSA operates a graphite electrode manufacturing facility and sales office in South Africa. The purchase price was $75 million, plus expenses.

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

    On September 24, 1998, the Company announced that it was ceasing its manufacturing operations in Berlin, Germany, closing its manufacturing operations in Welland, Canada and downsizing its manufacturing operations in Vyazma, Russia.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Consolidated Financial Statements present the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. All significant intercompany transactions have been eliminated in consolidation.

    CASH EQUIVALENTS

    Cash equivalents are considered to be all highly liquid investments that are readily convertible to known amounts of cash and so near to maturity that they present insignificant risk of changes in value because of changes in interest rates.

    SHORT-TERM INVESTMENTS

    Investment securities consisted of government securities and other debt securities. The Company classifies these securities as held-to-maturity and, accordingly, has recorded them at amortized cost that approximates fair value.

    INVENTORIES

    Inventories are stated at cost or market, whichever is lower. Cost is determined generally on the "average cost" method.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

    FIXED ASSETS AND DEPRECIATION

    Fixed assets are carried at cost. Expenditures for replacements are capitalized and the replaced items are retired. Gains and losses from the sale of property are included in other (income) expense, net.

    Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The Company generally uses accelerated depreciation methods for tax purposes, where appropriate. Depreciation expense was $48 million in 1997, $50 million in 1998 and $44 million in 1999.

    The carrying value of fixed assets is assessed when factors indicating impairment are present. The Company determines such impairment by measuring undiscounted future cash flows. If impairment is present, the assets are reported at fair value.

    GOODWILL

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. When circumstances warrant, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired assets. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows of the acquired assets, at the Company's internal rate of return.

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company does not use derivative financial instruments for trading purposes. They are used to manage well-defined currency exchange rate risks and interest rate risks. The Company enters into foreign currency instruments to manage exposure to currency exchange rate fluctuations. These foreign currency instruments, which include forward exchange contracts, purchased currency options and currency option collars, attempt to hedge primarily U.S. dollar-denominated debt held by several of the Company's foreign subsidiaries and identifiable foreign currency receivables, payables and commitments held by the Company's foreign and domestic

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. Currency option collars are financial arrangements for simultaneous purchases and sales of currency options having the same maturity and the same principal amount. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Premiums and discounts on forward exchange contracts are amortized over the life of the contracts. Net premiums on options purchased (or sold under currency collar strategies) are amortized over the life of the options. Forward exchange contracts, purchased currency options and currency option collars are carried at market value. Gains and losses due to revaluation of these contracts or option positions are recognized currently as other (income) expense, net and are intended to mitigate income or expense caused by the accounting revaluation of the Company's foreign and domestic subsidiaries' net foreign exchange positions.

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

    STOCK-BASED COMPENSATION PLANS

    The Company accounts for stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

"Accounting for Stock Issued to Employees" ("APB 25"). As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeded the exercise price or if ultimate vesting is subject to performance conditions. The total amount of recorded compensation expense, if any, is based on the number of awards that eventually vest. No compensation expense is recognized for forfeited awards, failure to satisfy a service requirement or failure to satisfy a performance condition. The Company's accruals of compensation expense for awards subject to performance conditions are based on the Company's assessment of the probability of satisfying the performance conditions.

    RETIREMENT PLAN

    The cost of pension benefits under the Company's retirement plans is determined by independent actuarial firms using the "projected unit credit" actuarial cost method. Contributions to the U.S. retirement plan are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

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

    FOREIGN CURRENCY TRANSLATION

    Generally, except for operations in Brazil in 1997, Russia and Mexico in 1997 and 1998 and Russia in 1999, where high inflation has existed, unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars are accumulated in other comprehensive income on the Consolidated Balance Sheet until such time as the operations are sold or substantially or completely liquidated. Except as described in the next sentence, translation gains and losses relating to operations, where high

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-- (CONTINUED)

inflation has existed, are included in income in the Consolidated Financial Statements. Our Mexican subsidiary began using the U.S. dollar as its functional currency during 1999, as its sales and purchases are predominantly U.S. dollar-denominated. Accordingly, its translation gains and losses are included in income in the Consolidated Statements of Operations, regardless of its inflation status.

    OTHER ACCOUNTING MATTERS..

    In 1998, the Company changed its method of accounting for the cost of certain U.S. inventories from the last-in first-out method ("LIFO") to the first-in first-out ("FIFO") method. The Company believes the new method to be preferable because it provides improved consistency in accounting for worldwide inventories and avoids potential distortion of future profits from anticipated decrements. The Consolidated Financial Statements for all periods were restated to reflect this change in accordance with the requirements of Accounting Principles Board Opinion No. 20, "Accounting Changes." The restatement did not have a material impact on consolidated net income (loss) or related per share amounts in 1997 or 1998. The restatement had no cash flow impact.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is presently evaluating the impact of this statement on its financial position, results of operations and cash flows in the period of adoption.

(3) UCAR GLOBAL ENTERPRISES INC.

    UCAR has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of UCAR Global and intercompany debt. Separate financial statements of UCAR Global are not presented because they would not be material to holders of the Subordinated Notes.

    The following table summarizes the consolidated assets and liabilities of UCAR Global and its subsidiaries at December 31, 1998 and 1999 and their consolidated results of operations for the three years ended December 31, 1999:

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3) UCAR GLOBAL ENTERPRISES INC. -- (CONTINUED)
                                                             At December 31,
                                                          ------------------
                                                            1998       1999
                                                         (Dollars in millions)

    Assets:
       Current assets...............................    $    578   $    420
       Non-current assets...........................         559        513
                                                           -----      -----
          Total assets..............................    $  1,137   $    933
                                                           =====      =====
    Liabilities:
       Current liabilities..........................    $    375   $    315
       Non-current liabilities......................       1,036        897
                                                           -----      -----
           Total liabilities........................    $  1,411   $  1,212
                                                           =====      =====
    Minority stockholders' equity in consolidated
     entities........................................   $     13   $     14
                                                           =====      =====


                                                        For the Year Ended
                                                            December 31,
                                                            ------------
                                                     1997      1998       1999
                                                     ----      ----       ----
                                                       (Dollars in millions)

    Net sales..................................   $ 1,097    $   947     $ 831
    Gross profit...............................       411        343       258
    Income (loss) before extraordinary item....      (160)       (30)       42
    Net income (loss)..........................      (160)       (37)       42

(4) FINANCIAL INSTRUMENTS

    The Company does not use derivative financial instruments for trading purposes. They are used to manage well-defined currency exchange rate and interest rate risks.

    FOREIGN CURRENCY CONTRACTS

    The amount of foreign exchange contracts used by the Company to minimize foreign currency exposure was $353 million at December 31, 1997, $484 million at December 31, 1998 and $233 million at December 31, 1999. Contracts hedging U.S. dollar-denominated debt totaled $214 million at December 31, 1997, $209 million at December 31, 1998 and $129 million at December 31, 1999. Of the total foreign exchange contracts outstanding, approximately $93 million (26%) were offsetting at December 31, 1997, approximately $142 million (29%) were offsetting at

December 31, 1998 and approximately $3 million (1%) were offsetting at December 31, 1999.


    SALE OF RECEIVABLES

    Certain of our foreign subsidiaries sold receivables of $90 million in 1997, $68 million in 1998 and $79 million in 1999. Receivables sold and remaining on the Consolidated Balance Sheets were $16 million at December 31, 1997, $6 million at December 31, 1998 and nil at December 31, 1999.

    INTEREST RATE RISK MANAGEMENT

    The Company enters into agreements with financial institutions, which are intended to limit, or cap, its exposure to the incurrence of additional interest expense due to increases in variable interest rates. During 1995, the Company purchased interest rate caps on up to $375 million of debt, limiting the floating interest rate factor on this debt to a weighted-average rate of 8.5% through 1997. During 1997, the Company purchased interest rate caps on up to $250 million of debt, limiting the floating interest rate factor on this debt to a weighted-average rate of 8.2% for the period commencing February 1998 and continuing through various dates ending February 2001. During 1999, the Company purchased interest rate caps on up to $470 million of debt, limiting the floating interest rate factor on this debt to a weighted-average rate of 5.10% through 1999. Fees related to these agreements are charged to interest expense over the term of the agreements.

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

    DEBT--Fair values of debt and related interest rate risk agreements approximate carrying value at December 31, 1997, 1998 and 1999, respectively, except for the Subordinated Notes which are carried at $200 million and had an estimated fair market value of $224 million at December 31, 1997, $216 million at December 31, 1998 and $209 million at December 31, 1999 based on quoted market prices.

    FOREIGN CURRENCY CONTRACTS--Foreign currency contracts are carried at market value.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5) SEGMENT REPORTING

    The Company has two reportable operating segments: graphite electrodes, and graphite and carbon products. The graphite electrode segment produces and markets graphite electrodes to electric arc furnace and ladle furnace steelmakers. The graphite and carbon products segment produces and markets carbon electrodes, flexible graphite, cathodes and graphite and carbon specialties. These reportable segments are managed separately because of the different products and markets they serve.

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

                                             For the Year Ended December 31,
                                             -------------------------------
                                              1997        1998         1999
                                              ----        ----         ----
                                                  (Dollars in millions)
    Net sales to external customers:
      Graphite electrodes.............      $   788    $    652      $   562
      Graphite and carbon products....          309         295          269
                                              -----       -----        -----
       Consolidated net sales.........      $ 1,097    $    947      $   831
                                              =====       =====        =====

    Gross profit:
      Graphite electrodes.............      $   309    $    247      $   196
      Graphite and carbon products....          102          96           62
                                              -----       -----        -----
       Consolidated gross profit......      $   411    $    343      $   258
                                              =====       =====        =====

    Depreciation and amortization:
      Graphite electrodes.............      $    35    $     36      $    31
      Graphite and carbon products....           10          11           12
      Other...........................            4           4            2
                                              -----       -----        -----
       Consolidated depreciation and
         amortization.................      $    49    $     51      $    45
                                              =====       =====        =====

    The Company does not report assets by business segment. Assets are managed based on geographic location because both business segments share certain facilities.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5) SEGMENT REPORTING -- (CONTINUED)

    The following tables summarize information as to the Company's operations in different geographic areas:
                                              For the Year Ended December 31,
                                              -------------------------------
                                                1997        1998       1999
                                                ----        ----       ----
                                                  (Dollars in millions)

    Net sales (a):
       United States....................      $   393    $    321     $   267
       Canada...........................           54          56          50
       Mexico...........................           98          65          49
       Brazil...........................           64          57          48
       France...........................          287         148         148
       Italy............................           54          47          42
       Switzerland (b)..................           --         107         106
       South Africa.....................           53          59          61
       Other countries..................           94          87          60
                                                -----       -----       -----

         Total..........................      $ 1,097    $    947     $   831
                                                =====       =====       =====

(a)   Net sales are based on location of seller.
(b) During 1998, the Company formed a global export sales office in Switzerland.

                                                      At December 31,
                                                      ---------------
                                                1997        1998        1999
                                                ----        ----        ----
                                                  (Dollars in millions)
    Long-lived assets (c):
       United States....................      $   172    $    166     $   126
       Canada...........................           23           1          --
       Mexico...........................           30          28          34
       Brazil...........................           71          61          42
       France...........................           87          97          95
       Italy............................           40          43          35
       Russia...........................           65           2           2
       South Africa.....................           81          62          56
       Other countries..................           21          23          20
                                                -----       -----       -----

         Total..........................      $   590    $    483     $   410
                                                =====       =====       =====

(c) Long-lived assets represent net fixed assets and goodwill, net of accumulated amortization.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6) LONG-TERM DEBT

    Note 19 describes the refinancing of long-term debt in February 2000. The following table presents the long-term debt of the Company:

                                                    At December 31,
                                                    ---------------
                                                 1998           1999
                                                 ----           ----
                                                (Dollars in millions)
Existing Senior Facilities:
   Tranche A Facility........................     $210          $158
   Tranche B Facility........................      119           118
   Tranche C Facility........................      210           209
   Revolving Facility........................       35            32
                                                  ----           ---
     Total Existing Senior Facilities........      574           517

Subordinated Notes...........................      200           200
Italian lire loans and obligations...........        1             1
Deutsche mark loans..........................       10             4
                                                  ----           ---
   Subtotal..................................      785           722
Less:  payments due within one year..........       63            82
                                                  ----           ---
     Total...................................    $ 722        $  640
                                                  ====           ===

    On March 19, 1997, the Existing Senior Facilities were amended to reduce interest rates, increase the Revolving Facility to $250 million from $100 million and change certain covenants to allow greater flexibility in uses of free cash flow.

    On April 10, 1998, the Company obtained a limited waiver of a breach, if any, of certain covenants relating to compliance with laws prior to March 13, 1998 and its obligation to deliver certain financial information within 90 days of the end of the prior year. In connection with the waiver, the Company agreed to grant a security interest in substantially all of its assets. The Company also agreed to amend certain provisions of the Existing Senior Facilities. These amendments had the effect of increasing interest rates. In addition, in reliance on the waiver, the Company was able to borrow an additional $35 million under the Revolving Facility. The waiver was not, however, effective for any additional borrowings and provided that it would terminate no later than July 10, 1999.

    Under the Subordinated Notes, subject to certain exceptions, the Company may not incur additional indebtedness if its adjusted coverage ratio is less than certain specified ratios. As a result of the $340 million charge against results of operations for 1997 as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, its adjusted coverage ratio was less than those specified ratios and, under the indenture governing the Subordinated Notes (the "Subordinated Note Indenture"), it could not, with limited exceptions, incur additional indebtedness (even under the Existing Senior Facilities).

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6) LONG-TERM DEBT -- (CONTINUED)

    On November 3, 1998, the Company amended the Subordinated Note Indenture. On November 10, 1998, the Company refinanced the Existing Senior Facilities. The refinancing consisted of the addition of the Tranche C Facility (as defined below) and amendments to, among other things, modify covenants and representations relating to compliance with laws, absence of material legal proceedings and absence of material adverse changes insofar as they relate to antitrust, stockholder derivative and securities investigations, lawsuits and claims.

    The amendments to the Subordinated Note Indenture, among other things, eliminated the $340 million charge from the calculation of the Company's adjusted coverage ratio.

    As a result of the refinancing and the amendment of the Subordinated Note Indenture, the Company had the ability (subject to compliance with applicable covenants, conditions and other terms in the future under both the Existing Senior Facilities and the Subordinated Notes) to borrow under the Revolving Facility. At December 31, 1999, $250 million was the maximum amount available for borrowing under the Revolving Facility, of which $32 million had been borrowed.

    EXISTING SENIOR FACILITIES

    The Existing Senior Facilities consist of:

    o A Tranche A Facility in the initial amount of $270 million consisting of: (i) a Tranche A Letter of Credit Facility providing for the initial issuance of up to $225 million (including reserves for interest rate and, if applicable, currency exchange rate fluctuations) of U.S. dollar-denominated letters of credit for the purpose of supporting U.S. dollar-denominated or foreign-currency denominated loans to certain foreign subsidiaries under facilities arranged with local lending institutions; (ii) a Tranche A
       Term Loan Facility providing for initial term loans of $45 million to UCAR Global; and (iii) a Tranche A Reimbursement Loan Facility to reimburse drawings under those letters of credit or refinance those local facilities. The Tranche A Facility amortizes in quarterly installments over four years, commencing March 31, 1998, with installments ranging from $50 million in 1998 to $85 million in 2001, with the final installment payable on December 31, 2001.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6) LONG-TERM DEBT -- (CONTINUED)


    o A Tranche C Facility providing for initial term loans of $125 million to UCAR Global and $85 million to its Swiss subsidiary. The Tranche C Facility was added in connection with the refinancing. The Tranche C Facility amortizes over five years, commencing March 31, 1999, with nominal quarterly installments during the first four years, and quarterly installments aggregating $206 million in 2003, with the final installment payable on December 31, 2003.

    o A Revolving Facility providing for revolving and swingline loans to, and the issuance of U.S. dollar-denominated letters of credit for the account of UCAR Global and certain other U.S. subsidiaries in an aggregate principal and stated amount at any time not to exceed $250 million. The Revolving Facility terminates on December 31, 2001. As a condition to each borrowing under the Revolving Facility, the Company is required to represent, among other things, that the sum of payments and reserves relating to specified litigation liabilities has not and is not reasonably expected to exceed $400 million.

    The Company is required to make mandatory prepayments in the amount of :

    o Either 75% or 50% (depending on the ratio of (i) adjusted total debt plus adjusted reserves relating to specified litigation liabilities to
       (ii) adjusted total EBITDA) of adjusted excess cash flow. Adjusted excess cash flow is determined after taking into account, among other things, debt service on the Existing Senior Facilities and the Subordinated Notes. The obligation to make these prepayments, if any, arises after the end of each year with respect to adjusted excess cash flow during the prior year. Any mandatory prepayments would be reduced by voluntary prepayments made during the
       prior year.   The refinancing increased the percentage of excess cash
       flow required to be applied to these prepayments.

    o 100% of the net proceeds of certain asset sales or incurrence of certain indebtedness.

    o 50% of the net proceeds of the issuance of any equity securities by UCAR.

    Mandatory prepayments require either prepayment of loans, reduction of letters of credit or both. No mandatory prepayments were required in 1997, 1998 or 1999. The Company may make voluntary prepayments under the Existing Senior Facilities up to four times each year. Effective immediately after December 31, 1999, there is no penalty or premium due in connection with prepayments (whether voluntary or mandatory).

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6) LONG-TERM DEBT -- (CONTINUED)

    UCAR has unconditionally and irrevocably guaranteed the obligations of UCAR Global and the other borrowers under the Existing Senior Facilities. This guarantee is secured, with certain exceptions, by first priority security interests in all of the outstanding capital stock of UCAR Global and all of the intercompany debt owed to UCAR.

    Each of UCAR Global's subsidiaries has guaranteed, with certain exceptions, the obligations of UCAR Global and its other subsidiaries under the Existing Senior Facilities, except that our U.S. subsidiaries have not guaranteed obligations of our foreign subsidiaries. The obligations of UCAR Global and the other borrowers under the Existing Senior Facilities as well as these guarantees are secured, with certain exceptions, by first priority security interests in substantially all of the Company's assets, except that no more than 65% of the capital stock or other equity interests in its foreign subsidiaries held directly by its U.S. subsidiaries and no other foreign assets secure obligations or guarantees of its U.S. subsidiaries (including UCAR Global).

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

    The Company enters into agreements with financial institutions, which are intended, to limit, or cap, its exposure to incurrence of additional interest expense due to increases in variable interest rates. Use of these agreements is allowed under the Existing Senior Facilities.

    The weighted-average interest rate on the Existing Senior Facilities was 7.38% during 1997, 7.08% during 1998 and 9.65% during 1999.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6) LONG-TERM DEBT -- (CONTINUED)

    The Existing Senior Facilities contain a number of significant covenants that, among other things, restrict the Company's ability to sell assets, incur additional indebtedness, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures, engage in transactions with affiliates, or pay dividends or make other restricted payments and that otherwise restrict corporate activities. In addition, the Company is required to comply with specified minimum interest coverage and maximum leverage ratios. The refinancing effected changes to these covenants to make them generally more restrictive. Among the changes is a change to the calculation of the leverage ratio so as to include reserves relating to specified litigation liabilities as debt.

    In addition to the failure to pay principal, interest and fees when due, events of default under the Existing Senior Facilities include: failure to comply with applicable covenants; failure to pay when due, or other defaults permitting acceleration of, other indebtedness exceeding $7.5 million; judgment defaults in excess of $7.5 million to the extent not covered by insurance; certain events of bankruptcy; and certain changes in control.

    Under the Existing Senior Facilities, UCAR is permitted to pay dividends on and repurchase common stock, and UCAR Global is permitted to pay dividends to UCAR for those purposes, only in an aggregate amount of up to $15 million in 1999 and $20 million in 2000 and thereafter. UCAR and UCAR Global are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since October 19, 1995. In addition, UCAR Global is permitted to pay dividends to UCAR (i) in respect of UCAR's administrative fees and expenses and (ii) to fund payments in connection with antitrust investigations, lawsuits and claims and securities and stockholder derivative lawsuits and claims. The total amount of dividends to fund those payments, plus the total amount paid on intercompany debt owed to UCAR for the same purpose, may not exceed $400 million (adjusted for certain imputed interest expense).

    SUBORDINATED NOTES

    UCAR Global has $200 million aggregate principal amount of Subordinated Notes outstanding. Interest on the Subordinated Notes is payable semiannually at the rate of 12% per annum. The Subordinated Notes mature on January 15, 2005.

    On or after January 15, 2000, UCAR Global may redeem the Subordinated Notes in whole or in part at specified redemption prices beginning at 104.5% of the principal amount redeemed for the year commencing January 15, 2000 and reducing to 100% of the principal amount redeemed for the years January 15, 2003 and thereafter, in each case together with accrued and unpaid interest.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6) LONG-TERM DEBT -- (CONTINUED)

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

    The Subordinated Note Indenture contains a number of covenants that, among other things, restrict the Company's ability to incur additional indebtedness, pay dividends, make investments, create or permit to exist restrictions on distributions from subsidiaries, sell assets, repurchase Subordinated Notes, engage in certain transactions with affiliates or enter into certain mergers and consolidations. It also prohibits UCAR from engaging in any business activities other than holding the stock of UCAR Global and certain permitted investments.

    In addition to the failure to pay principal and interest when due or repurchase the Subordinated Notes when required, events of default under the Subordinated Notes include: failure to comply with applicable covenants; failure to pay at maturity or upon acceleration of other indebtedness exceeding $25 million; judgment defaults in excess of $25 million to the extent not covered by insurance; and certain events of bankruptcy.

    The Subordinated Note Indenture restricts the payment of dividends by UCAR Global to UCAR if at the time of the proposed dividend, UCAR Global is unable to meet certain indebtedness incurrence and income tests or the total amount of the dividends paid exceeds specified aggregate limits based on consolidated net income, net proceeds from asset and stock sales and certain other transactions. These restrictions are not applicable to dividends paid to UCAR in respect of UCAR's administrative fees and expenses and to purchase common stock held by present or former officers or employees subject to limits similar to those under the Existing Senior Facilities.

    DEUTSCHE MARK LOANS

    In order to consummate the purchase by UCAR Elektroden of net working capital assets from EKL (approximate U.S. dollar equivalent of $12 million), UCAR Elektroden arranged a bank facility with BHF Bank Aktiengesellschaft. The facility consists of a committed term loan of deutsche mark 17.3 million (U.S. dollar equivalent of approximately $9 million in December 1999) and a revolving line of credit for deutsche mark 2.5 million (U.S. dollar equivalent of

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6) LONG-TERM DEBT -- (CONTINUED)

    approximately $1.3 million in December 1999). The term portion of the facility is committed through December 2000, with repayment of the outstanding balance of deutsche mark 17.3 million due on December 31, 2000. The revolving portion of the facility is committed for one year, with an option to renew annually.

    Credit support is provided by UCAR Global's guarantee of UCAR Elektroden's obligations under the facility. The facility requires that UCAR Global remain in compliance with the Existing Senior Facilities and that the facility not be subordinate to the obligations of the Existing Senior Facilities. It also restricts the withdrawal of capital from UCAR Elektroden. The shareholders of UCAR Elektroden have undertaken not to dispose of their capital contributions during the term of the facility.

    EXTRAORDINARY ITEM

    In November 1998, the Company recorded a charge of $11 million ($7 million after tax) related to the refinancing of the Existing Senior Facilities. The extraordinary charge represents $8 million of fees paid to amend the Existing Senior Facilities and the write-off of $3 million of deferred debt issuance costs.

    OTHER

    At December 31, 1999, payments due on long-term debt in the four years after 2000 are: $87 million in 2001; $117 million in 2002; $206 million in 2003; and $230 million after 2003.

    The Company's weighted-average interest rate on short-term borrowings outstanding was 9.1% at December 31, 1998 and 9.5% at December 31, 1999.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

 (7) INCOME TAXES

    The following table summarizes the U.S. and non-U.S. components of income
(loss) before provision for income taxes:

                                                     For the Year Ended
                                                        December 31,
                                                        ------------
                                                1997        1998       1999
                                                ----        ----       ----
                                                   (Dollars in millions)

    U.S....................................... $ (275)     $  (39)    $  (84)
    Non-U.S...................................    153          43        130
                                                 ----        ----        ---
                                               $ (122)     $    4     $   46
                                                 ====        ====       ====

    Total income taxes were allocated as follows:



                                                     For the Year Ended
                                                        December 31,
                                                        ------------
                                                1997        1998       1999
                                                ----        ----       ----
                                                   (Dollars in millions)

    Income from operations.................... $   39      $   32     $    1
    Extraordinary items.......................     --          (4)        --
    Stockholders' equity (deficit)............     (5)         --         --
                                                 -----       -----      ----
                                               $   34      $   28     $    1
                                                 ====        ====       ====

    The income taxes credited to stockholders' equity (deficit) in 1997 relate to the tax benefit arising from the exercise of employee stock options.

    Income tax expense attributable to income from operations consists of:

                                                 1997        1998       1999
                                                 ----        ----       ----
                                                    (Dollars in millions)

    U.S. federal income taxes:
         Current..........................      $   11      $   10     $   (8)
         Deferred.........................         (41)         (4)       (23)
                                                    --           -         --
                                                $  (30)     $    6     $  (31)
                                                    ==        ====         ==
    Non-U.S. income taxes
         Current..........................      $   66      $   46     $   35
         Deferred.........................           3         (20)        (3)
                                                  ----        ----       ----
                                                $   69      $   26     $   32
                                                  ====        ====       ====

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7) INCOME TAXES -- (CONTINUED)

    In December 1992, the Company obtained an income tax exemption from the Brazilian government on income generated from graphite electrode production through 1999. The exemption reduced the net expense associated with income taxes by $6 million in 1997, $5 million in 1998 and $5 million in 1999.

    In 1998, the Company obtained an income tax exemption from the Swiss government. The exemption reduced the net expense associated with income taxes by $13 million in 1998 and $9 million in 1999.

    Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal income tax rate of 35 % to pretax income from operations as a result of the following:

                                                         For the Year Ended
                                                            December 31,
                                                            ------------
                                                       1997     1998      1999
                                                       ----     ----      ----
                                                        (Dollars in millions)
    Tax at statutory U.S. federal rate...........      $ (43)   $  2     $  16
    Nondeductible (deductible) portion of estimated
      liabilities and expenses associated with
      antitrust investigations and related lawsuits
      and claims.................................         85     (18)       --
    Nondeductible portion of impairment loss.....         --      19        --
    Nondeductible imputed interest associated with
      antitrust fines............................         --       2         2
    U.S. investment losses related to restructuring
    charge.......................................         --     (32)       32
    Other taxes related to restructuring charge..         --       9        --
    Foreign earnings taxed at different rates....          4      --        --
    Foreign operating losses with no benefit
    provided.....................................         --       9        (9)
    Non U.S. tax exemptions and holidays.........         (6)    (18)      (14)
    Net taxes related to foreign dividends and
    other remittances............................         --       8        --
    Adjustments to deferred tax asset valuation
    allowance....................................         --      55       (17)
    Other........................................         (1)     (4)       (9)
                                                       ------   ----      ----
                                                       $  39    $ 32      $  1
                                                       ======   ====      ====

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7) INCOME TAXES -- (CONTINUED)

    The significant components of deferred income tax expense attributable to income from operations are as follows:

                                                        For the Year Ended
                                                           December 31,
                                                           ------------
                                                     1997      1998      1999
                                                     ----      ----      ----
                                                        (Dollars in millions)

    Deferred tax expense (exclusive of the
     effects of other components described below) $ (38) $ (79) $ (9) Increase (decrease) in beginning of the year balance of the valuation allowance for
     deferred tax assets.................             --         55        (17)
                                                   -------    ------      -----
                                                   $ (38)     $ (24)      $(26)
                                                   =======    ======      =====

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999 are as follows:

                                                             At December 31,
                                                            -----------------
                                                            1998         1999
                                                            ----         ----
                                                          (Dollars in millions)

Deferred tax assets:
   Fixed assets..................................          $   8        $  11
   Estimated liabilities and expenses associated
     with antitrust investigations and related
     lawsuits and claims.........................             23           10
   Postretirement and other employee benefits....             55           56
   Net operating loss and credit carryforwards...             34           62
   Provision for scheduled plant closings and
    other restructurings.........................             61           12
   Other.........................................             15           31
                                                           -------      ------
     Total gross deferred tax assets.............            196          182
     Less:  valuation allowance..................            (58)         (41)
                                                           -------      ------
      Deferred tax assets........................          $ 138        $ 141
                                                           =======      ======

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7) INCOME TAXES -- (CONTINUED)

                                                       At December 31,
                                                       ---------------
                                                     1998         1999
                                                     ----         ----
                                                    (Dollars in millions)

Deferred tax liabilities:
    Fixed assets................................    $  86        $  64
    Inventory...................................       13           11
    Other.......................................        6            7
                                                    -----        -----
     Total gross deferred tax liabilities.......      105           82
                                                    -----        -----
      Net deferred tax asset....................    $  33        $  59
                                                    =====        =====

    Deferred income tax assets and liabilities are classified on a net current and noncurrent basis within each tax jurisdiction. Net deferred income tax assets are included in prepaid expenses in the amount of $35 million at December 31, 1998 and $18 million at December 31, 1999 and in other assets in the amount of $52 million at December 31, 1998 and $81 million at December 31, 1999. Net deferred tax liabilities are also included in accrued income and other taxes in the amount of $6 million at December 31, 1998 and $6 million at December 31, 1999 and separately stated as deferred tax liabilities in the amount of $48 million at December 31, 1998 and $34 million at December 31, 1999.

    The net change in the total valuation allowance for 1998 was an increase of $55 million. The increase resulted primarily from deferred taxes associated with the closure of manufacturing operations in Canada and Germany, settlement of antitrust lawsuits and claims and excess foreign tax credits where the Company considers realizability unlikely. The net change in the total valuation allowance for 1999 was a decrease of $17 million. The decrease results primarily from the elimination of deferred taxes no longer required due to the completion of the closure of manufacturing operations in Canada and Germany, the development of a plan to utilize foreign tax credits and the re-evaluation of the deductibility of settlements of antitrust lawsuits and claims.

    The Company has recomputed total excess foreign tax credit carryforwards to be $22 million at December 31, 1998 and $58 million at December 31, 1999. Of these tax credit carryforwards, $1 million expire in 2002, $21 million expire in 2003 and $36 million expire in 2004. The Company used foreign tax credits to reduce U.S. current tax liabilities in the amount of $54 million in 1997, $48 million in 1998 and nil in 1999. Based upon the level of historical taxable income and projections for future taxable income over the periods during which these credits are utilizable, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets net of the existing valuation allowances at December 31, 1999.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7) INCOME TAXES -- (CONTINUED)

    U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax efficient to do so. Accordingly, the Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

(8) OTHER (INCOME) EXPENSE, NET

    The following table presents an analysis of other (income) expense, net:

                                                      For the Year Ended
                                                         December 31,
                                                         ------------
                                                 1997        1998       1999
                                                 ----        ----       ----
                                                    (Dollars in millions)


    Interest income.......................      $   (9)     $  (14)    $   (8)
    Global integration project consulting            4           9         (1)
    fees..................................
    Bank fees.............................           2           3          3
    Amortization of goodwill..............           1           1          1
    (Gain) loss on sale of assets.........          --           2         (3)
    Other.................................           7           7         (1)
                                                  ----        ----       ----
      Total other (income) expense, net...      $    5      $    8     $   (9)
                                                  ====        ====       ====

(9) INTEREST EXPENSE

    The following table presents an analysis of interest expense:


                                                      For the Year Ended
                                                         December 31,
                                                         ------------
                                                 1997        1998        1999
                                                 ----        ----        ----
                                                      (Dollars in millions)
    Interest incurred on debt.............      $   62      $   66      $   77
    Amortization of debt issuance costs...           2           2           2
    Interest imputed on antitrust fine....          --           5           5
                                                  ----        ----        ----
         Total interest expense...........      $   64      $   73      $   84
                                                  ====        ====        ====

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10)   SUPPLEMENTARY BALANCE SHEET DETAIL

                                                     At December 31,
                                                     ---------------
                                                     1998       1999
                                                     ----       ----
                                                    (Dollars in  millions)

Notes and accounts receivable:
    Trade.......................................    $   172    $   139
    Other.......................................         31         37
                                                      -----      -----
                                                        203        176
    Allowance for doubtful accounts.............         (5)        (5)
                                                      -----      -----
                                                    $   198    $   171
                                                      =====      =====
Property, plant and equipment:
    Land and improvements.......................    $    43    $    47
    Buildings...................................        199        120
    Machinery and equipment and other...........        946        853
    Construction in progress....................         32         51
                                                      -----      -----
                                                    $ 1,220    $ 1,071
                                                      =====      =====
Other assets:
    Goodwill (net)..............................    $    15    $    12
    Deferred income taxes.......................         52         81
    Benefits protection trust...................          2          2
    Long-term receivables.......................          8          8
    Other.......................................         14         12
                                                      -----      -----
                                                    $    91    $   115
                                                      =====      =====
Accounts payable:
    Trade.......................................    $    54    $    67
    Other.......................................         13         13
                                                      -----      -----
                                                    $    67    $    80
                                                      =====      =====
Other accrued liabilities:
    Accrued accounts payable....................    $    13    $    14
    Payrolls....................................          7          5
    Restructuring...............................         57         28
    Employee compensation and benefits..........         31         30
    Liabilities and expenses associated with
       antitrust investigations and related
       lawsuits and claims......................         78         27
    Other.......................................         12         10
                                                      -----      -----
                                                    $   198    $   114
                                                      =====      =====

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10)   SUPPLEMENTARY BALANCE SHEET DETAIL -- (CONTINUED)


                                                      At December 31,
                                                      ---------------
                                                      1998       1999
                                                      ----       ----
                                                    (Dollars in millions)


Other long-term obligations:
    Postretirement benefits.....................    $   83     $   82
    Employee severance costs....................        12          5
    Pension and related benefits................        21         14
    Liabilities and expenses associated with
       antitrust investigations and related            117        104
       lawsuits and claims......................
    Other.......................................        33         19
                                                      ----       ----
                                                    $  266     $  224
                                                      ====       ====

    The following table presents an analysis of the allowance for doubtful accounts:

                                                     At December 31,
                                                     ---------------
                                                     1998       1999
                                                     ----       ----
                                                    (Dollars in millions)

Balance at beginning of year....................    $    6     $    5
Additions.......................................        --          1
Deductions......................................        (1)        (1)
                                                      ----       ----
Balance at end of year..........................    $    5     $    5
                                                      ====       ====

(11)   LEASES

    Lease commitments under noncancelable operating leases extending for one year or more will require the following future payments:

                                                         (Dollars in millions)
    2000................................................         $  4
    2001................................................            3
    2002................................................            3
    2003................................................            2
    2004................................................            1
    After 2004..........................................            2

    Total lease and rental expenses under noncancelable operating leases extending one month or more were $5 million in each of 1997, 1998 and 1999.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(12)   BENEFIT PLANS

    RETIREMENT PLANS AND POSTRETIREMENT BENEFIT PLANS

 Until February 25, 1991, the Company participated in the U.S. retirement plan of Union Carbide Corporation ("Union Carbide"). Effective February 26, 1991, the Company formed its own U.S. retirement plan which covers substantially all U.S. employees. Retirement and death benefits related to employee service through February 25, 1991 are covered by the Union Carbide plan. Benefits paid by the Union Carbide plan are based on final average pay through February 25, 1991, plus salary increases (not to exceed 6% per year) until January 26, 1995 when Union Carbide ceased to own at least 50% of the equity of the Company. All Company employees who retired prior to February 25, 1991 are covered under the Union Carbide plan. Pension benefits under the Company plan are based primarily on years of service and compensation levels prior to retirement. Net pension cost for the Company plan were $6 million in 1997, $7 million in 1998 and $6 million in 1999.

    Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves. Net pension costs for plans of foreign subsidiaries amounted to $1 million in 1997, $7 million in 1998 (which includes a $7 million curtailment loss for the Canadian pension plan recorded in conjunction with the Company's restructuring charge) and $2 million in 1999.

    The Company also provides health care and life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies and health care providers. The Company accrues the estimated net postretirement benefit costs during the employees' credited service periods.

    The components of the Company's consolidated net pension costs are as follows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                    1997      1998      1999
                                                    ----      ----      ----
                                                      (Dollars in millions)

  Service cost...............................     $    7    $    8    $    7
  Interest cost..............................         12        13        14
  Expected return on assets..................        (12)      (14)      (14)
  Amortization ..............................         --        (1)        1
  Settlement (gain) loss.....................         --         1        (1)
  Curtailment loss...........................         --         7         1
                                                     ---       ---       ---
     Net pension cost........................     $    7    $   14    $    8
                                                     ===       ===       ===

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(12)   BENEFIT PLANS -- (CONTINUED)

    The components of the Company's consolidated net postretirement benefit costs are as follows:
                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                    1997      1998      1999
                                                    ----      ----      ----
                                                      (Dollars in millions)

  Service cost................................    $    2    $    3    $    2
  Interest cost...............................         6         5         6
  Amortization of prior service cost..........        (3)       (3)       (2)
                                                     ---       ---       ---
     Net postretirement benefit cost..........    $    5    $    5    $    6
                                                     ===       ===       ===

    The reconciliation of beginning and ending balances of benefit obligations under, and fair value of assets of, all pension and postretirement benefit plans of the Company, and the funded status of the plans, are as follows:


                                                                Pension Benefits               Postretirement Benefits
                                                                ----------------               -----------------------
                                                                 At December 31,                  At December 31,
                                                                 ---------------                  ---------------
                                                                 1998        1999               1998             1999
                                                                 ----        ----                ----            ----

                                                                                (Dollars in millions)
Changes in benefit obligation:
  Net benefit obligation at beginning of year...............    $  172       $  199              $  81           $  84
  Service cost..............................................         8            7                  3               2
  Interest cost.............................................        13           14                  5               5
  Plan amendments...........................................         1            1                 --              (5)
  Foreign currency exchange rate changes ...................        (4)          (3)                (1)             --
  Actuarial (gain) loss.....................................        10           (6)                 2              (5)
  Curtailment...............................................         4           --                 (1)             --
  Settlement................................................        (3)          (8)                --              --
  Special termination benefits..............................         3           --                 --              --
  Gross benefits paid.......................................        (5)          (9)                (5)             (6)
                                                                -------      -------              ------          ------
     Net benefit obligation at end of year..................    $  199       $  195               $  84           $  75
                                                                =======      =======              =======         ======

Changes in plan assets:
  Fair value of plan assets at beginning of year............    $  165        $ 174               $  --           $  --
  Actual return on plan assets..............................        17           27                  --              --
  Foreign currency exchange rate changes....................        (5)          (2)                 --              --
  Employer contributions....................................         2            9                   5               6
  Settlement................................................        --           (8)                 --              --
  Gross benefits paid.......................................        (5)          (9)                 (5)             (6)
                                                                -------       ------              -------         ------
     Fair value of plan assets at end of year...............    $  174        $ 191               $  --           $   --
                                                                =======       ======              =======         ======


                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(12)   BENEFIT PLANS -- (CONTINUED)


                                          Pension Benefits      Postretirement Benefits
                                          ----------------      -----------------------
                                           At December 31,          At December 31,
                                           ---------------         ---------------
                                           1998       1999        1998          1999
                                           ----       ----        ----          ----
                                                  (Dollars in millions)
Reconciliation of funded status:
 Funded status at end of year...........  $ (25)      $ (4)       $ (84)        $ (75)
 Unrecognized net transition obligation
  (asset)...............................     (6)        (6)          --            --
 Unrecognized prior service cost........      4          1           (1)           (4)
 Unrecognized net actuarial (gain) loss.     (1)       (18)           2            (3)
                                          -------     -----       ------        -------
    Net amount recognized at end of year  $ (28)      $(27)       $ (83)        $ (82)
                                          =======     =====       ======        =======



    Assumptions used to determine net pension costs, pension projected benefit obligation, net postretirement benefit costs and postretirement benefits projected benefit obligation are as follows:


                                                        Pension Benefits      Postretirement Benefits
                                                        ----------------      -----------------------
                                                        At December 31,           At December 31,
                                                        ---------------           ---------------
                                                        1998       1999         1998            1999
                                                        ----       ----         ----            ----

Weighted average assumptions as of
   measurement date:
  Discount rate.....................................    7.61%      7.67%        7.34%           8.06%
  Expected return on plan assets ...................    8.83%      8.45%         N/A             N/A
  Rate of compensation increase.....................    4.85%      5.16%        4.58%           5.25%
  Health care cost trend on covered charges:
      Initial.......................................     N/A        N/A         8.14%           8.13%
      Ultimate......................................     N/A        N/A         5.11%           5.76%
      Years to ultimate.............................     N/A        N/A            6               6



    Assumed health care cost trend rates have a significant effect on the amounts reported for net postretirement benefits. A one-percentage-point change in the health care cost trend rate would change the accumulated postretirement benefits net benefit obligation by approximately $5 million at December 31, 1999 and change net postretirement benefit costs by approximately $1 million for 1999.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(12)   BENEFIT PLANS -- (CONTINUED)

    OTHER NON-QUALIFIED PLANS

    Since January 1, 1995, the Company has established various unfunded, non-qualified supplemental retirement and deferred compensation programs for certain eligible employees. In 1995, the Company established a benefits protection trust (the "Trust") to partially provide for the benefits of employees participating in these plans. At both December 31, 1998, and 1999, the Trust had assets of approximately $2 million, which are included in other assets on the Consolidated Balance Sheets.

    SAVINGS PLAN

    The Company's employee savings plan provides eligible employees the opportunity for long-term savings and investment. Participating employees can contribute 1.0% to 7.5% of employee compensation as basic contributions and an additional 0.5% to 10.0% of employee compensation as supplemental contributions. The Company contributes on behalf of each participating employee an amount equal to 30% for 1997 and 50% for 1998 and 1999 of the employee's basic contribution. The Company contributed $2 million in each of 1997, 1998 and 1999.

    INCENTIVE PLANS

    In 1997, the Company provided group profit sharing plans for employees in various subsidiaries. Costs for these profit sharing plans were $19 million in 1997. Effective January 1, 1998, the Company implemented a global profit sharing plan for the Company's worldwide employees. This plan is based on the global financial performance of the Company. The cost for this plan was $10 million in 1998 and nil in 1999.

(13)   RESTRUCTURING PLAN

    In September 1998, the Company recorded a restructuring charge of $86 million in connection with a global restructuring and rationalization plan to reduce costs and improve operating efficiencies. The principal actions of the plan involve the closure of manufacturing operations in Welland, Canada and Berlin, Germany, and the centralization and consolidation of administrative and financial functions. These actions planned for the elimination of approximately 430 administrative and manufacturing positions, of which 366 positions had been eliminated at December 31, 1999. The $86 million charge consisted of a write-off of $29 million of assets and a reserve of $57 million.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13)   RESTRUCTURING PLAN -- (CONTINUED)

    During 1999, it was determined that plant closure activities were estimated to result in lower cash costs than originally anticipated. These savings represent lower net anticipated demolition costs resulting primarily from the outsourcing of a majority of the planned demolition at our Welland plant and, to a lesser extent, lower severance and related costs. These developments resulted in a net reduction of the restructuring cost estimate of $6 million in the 1999 third quarter. The following is a summary of activity relating to the accrued liabilities associated with the restructuring plan:



                                                 Balance at         1999 Activity               Balance At
                                                December 31                    Change in        December 31,
                                                  1998           Payments      Estimate            1999
                                                  ----           --------      ---------           ----
                                                           (Dollars in Millions)

Severance and related costs                      $  30           $  16         $   1               $  13
Plant shut down and related costs                   18               3             5                  10
Postmonitoring and environmental                     9               4             -                   5
                                                 --------        -------       --------            --------
                                                 $  57           $  23         $   6                $  28
                                                 ========        ========      ========            =========


      The Berlin plant ceased production activities in 1998. The Welland plant ceased production activities in April 1999. In addition, the relocation of corporate headquarters to Nashville, Tennessee was completed during the 1999 first quarter.

      Cash payments of $23 million were made during 1999. Payments of $7 million were associated with the Berlin plant, payments of $15 million were associated with the Welland plant and payments of $1 million were associated with the centralization and consolidation of administrative functions. The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

(14) MANAGEMENT COMPENSATION AND INCENTIVE PLANS

    In 1995, UCAR entered into employment agreements with certain officers. The employment agreements provided the officers with the opportunity to receive bonuses based in part on the achievement of designated EBITDA targets. The Company recorded expenses applicable to these bonuses of $3 million in 1997 and nil in 1998 and 1999. At December 31, 1999, only one officer was subject to such an agreement. That officer retired on that date.

    In 1998, UCAR entered into a five-year employment agreement with its current president, chief executive officer and chairman of the board.

    UCAR has adopted several stock option plans. The aggregate number of shares subject to the plans was 6,387,000 at December 31, 1997 and 9,500,000 at December 31, 1998 and 1999. The plans permit options to be granted to employees and, in the case of one plan since March 1998, also to non-employee directors.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)  MANAGEMENT COMPENSATION AND INCENTIVE PLANS - (CONTINUED)

    In 1995, UCAR granted 12-year options to management to purchase 4,761,000 shares at an exercise price of $7.60 per share, of which options for 3,967,400 shares vested fully at the time of UCAR's initial public offering, and the balance were performance options, one-half of which vest in each of 1998 and 1999 on achievement of designated EBITDA targets. In December 1997, UCAR's Board of Directors approved the accelerated vesting of the outstanding performance options associated with the 1998 performance targets and, accordingly, the Company recorded compensation expense of $12 million. No compensation expense associated with these options was recorded in 1999 because the Company did not achieve the 1999 performance targets. The outstanding 1999 performance options have been forfeited and will be canceled. In addition, in 1999 and 2000, options to purchase an aggregate of 1,183,482 shares granted to two former officers were canceled.

    In 1996, UCAR granted 10-year options to mid-management to purchase 960,000 shares at an exercise price of $35.00 per share, and granted additional 10-year options to mid-management to purchase 4,000 shares at an exercise price of $40.44 per share. In 1997, UCAR granted 10-year options to mid-management to purchase 61,500 shares at an exercise price of $39.31 per share. The options vest eight years from the grant date. Accelerated vesting occurs if the market price of the common stock equals or exceeds specified amounts. At December 31, 1999, 460,350 of such options were fully vested.

    In 1997, UCAR granted fully vested 10-year options to management to purchase 155,000 shares at an exercise price of $37.59 per share.
(14)
    In 1998, UCAR granted 10-year options to management to purchase shares as follows:

    o Options for 621,000 shares were granted to certain officers at exercise prices ranging from $29.22 to $34.36 per share. Options for 300,000 shares vest one year from the grant date, options for 221,000 shares vest two years from the grant date and options for 100,000 shares vest three years from the grant date.

    o Options for 1,935,000 shares were granted to certain officers and management at exercise prices ranging from $15.50 to $17.06 per share. Options for 17,000 shares vested on the grant date, options for 628,000 shares vest after one year from the grant date, and all remaining options vest seven years from the grant date, subject to accelerated vesting if the market price for the common stock equals or exceeds specified amounts. At December 31, 1999, 1,290,000 of such options were fully vested.

    In 1999, UCAR granted options to management to purchase shares as follows:

    o Options for 409,600 shares were issued to certain officers and management at exercise prices ranging from $14.13 to $25.81 per share. Options for 45,359 shares vested on the grant date, options for 269,101 shares vest

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)  MANAGEMENT COMPENSATION AND INCENTIVE PLANS - (CONTINUED)

       one year from the grant date, and all remaining options vest seven years from the grant date, subject to accelerated vesting if the market price for the common stock equals or exceeds specified amounts.

    In 1998, UCAR adopted a loan program under which management borrowed approximately $3 million in 1998 and less than $1 million in 1999.

    In 1998, UCAR adopted stock purchase programs under which management may purchase shares at fair market value on the date of purchase. Management purchased stock were 201,373 shares in 1998 and 26,804 shares in 1999.

    The Company applies APB 25 in accounting for its stock-based compensation expense plans. Accordingly, no compensation cost has been recognized for its time vesting options. The compensation expense that has been charged against income for its performance vesting options was $12 million in 1997. If compensation expense for the Company's stock-based compensation plans was determined by the fair value method prescribed by SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced or increased to the pro forma amounts indicated below:

                       INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)  MANAGEMENT COMPENSATION AND INCENTIVE PLANS - (CONTINUED)

                                                         For the Year Ended
                                                            December 31,
                                                            ------------
                                                       1997      1998     1999
                                                       ----      ----     ----
                                                        (Dollars in millions,
                                                        except per share data)

      Net income (loss):
        As reported...............................    $ (160)    $  (37)  $  42
        Pro forma.................................      (156)       (41)     40
      Diluted net income (loss) per share:
         As reported .............................     (3.49)     (0.83)   0.91
         Pro forma................................     (3.39)     (0.91)   0.87

    A summary of the status of the Company's stock-based compensation plans at the dates and for the period indicated is presented below:


                                                                        For the Year Ended December 31,
                                                                        -------------------------------
                                                            1997                    1998                    1999
                                                            ----                    ----                    ----
                                                          Weighted-               Weighted-               Weighted-
                                                           Average                 Average                 Average
                                                          Exercise                 Exercise               Exercise
                                                Shares     Price         Shares     Price       Shares     Price
                                                ------     -----         ------     -----       ------     -----
                                                                            (Shares in thousands)

Time vesting options:
  Outstanding at beginning
   of year...............................       3,572     $15.01          3,324     $16.98      5,826      $18.48
  Granted at market price................          --         --          1,884      17.06        410       19.91
  Granted at price exceeding
   market................................          62      39.31            621      32.37         --          --
  Granted at price below market..........         155      37.59             51      15.50         --          --
  Exercised..............................        (432)      9.91            (10)      7.60        (16)      13.85
  Forfeited/canceled.....................         (33)     35.00            (44)     32.84       (943)      10.19
                                                ------    ------          ------    ------      ------     ------
   Outstanding at end of year............       3,324      16.98          5,826      18.48      5,277       20.15
                                                ======    ======          ======    ======      ======      =====
  Options exercisable at year
   end...................................       2,799      13.55          2,841      13.76      4,176       15.32
  Weighted-average fair value of
   options granted during year:
   At market.............................                 $   --                    $ 8.53                 $11.64
   Exceeding market......................                  16.98                     12.49                     --
     Below market........................                  17.47                      7.99                     --

                       INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)  MANAGEMENT COMPENSATION AND INCENTIVE PLANS - (CONTINUED)


                                                                        For the Year Ended December 31,
                                                                        -------------------------------
                                                            1997                    1998                    1999
                                                            ----                    ----                    ----
                                                          Weighted-               Weighted-               Weighted-
                                                           Average                 Average                 Average
                                                          Exercise                 Exercise               Exercise
                                                Shares     Price         Shares     Price       Shares     Price
                                                ------     -----         ------     -----       ------     -----
                                                                            (Shares in thousands)


Performance vesting options:
  Outstanding at beginning
   of year.................................     1,508     $ 7.60          1,174      $ 7.60      938        $ 7.60
  Granted..................................        --         --             --          --       --            --
  Exercised................................      (284)      7.60            (45)       7.60       (3)         7.60
  Forfeited/canceled.......................       (50)      7.60           (191)       7.60     (389)         7.60
                                                ------                     -----                 -----
   Outstanding at end of year..............     1,174       7.60            938        7.60      546          7.60
                                                ======                     =====                 =====
  Options exercisable at year
   end.....................                       842       7.60            566        7.60      428          7.60




    The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997, 1998 and 1999, respectively: dividend yield of 0.0% for all years; expected volatility of 30% in 1997, 35% in 1998 and 45% in 1999; risk-free interest rates of 6.4% in 1997, 4.9% in 1998 and 5.4% in 1999; and expected lives of 7 years in 1997 and 1998 and 8 years in 1999.

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                Options Outstanding         Options Exercisable
                                -------------------         -------------------
                                      Weighted-
                                      Average     Weighted-            Weighted
                                     Remaining     Average              Average
       Range of           Number     Contractual  Exercise   Number    Exercise
    Exercise Prices     Outstanding    Life        Prices  Exercisable  Prices
    ---------------     -----------   -----        ------  -----------  ------
                              (Shares in thousands)

 Time vesting options:
         $7.60           1,371        7 years      $ 7.60      1,371    $ 7.60
   $14.13 to $18.69      2,142        8 years       17.05      1,919     17.02
   $22.06 to $29.22        157        9 years       25.45         --        --
   $30.59 to $40.44      1,607        6 years       34.46         886    35.36
                         -----                                 ------
                         5,277        7 years       20.15       4,176    15.32
                         =====                                 ======

  Performance vesting
       options:
         $7.60            546         7 years        7.60         428      7.60
                          ===                                     ===

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15)   CONTINGENCIES

    ANTITRUST INVESTIGATIONS

    On June 5, 1997, the Company was served with subpoenas to produce documents to a grand jury convened by the U.S. Department of Justice (the "DOJ") and a related search warrant in connection with a criminal investigation as to whether there has been any violation of U.S. federal antitrust law by producers of graphite electrodes. Concurrently, the antitrust enforcement authority of the European Community (the "EU Competition Authority") visited the offices of one of the Company's French subsidiaries for purposes of gathering information in connection with an investigation as to whether there has been any violation of the antitrust law of the European Community by those producers. In October 1997, the Company was served with subpoenas by the DOJ to produce documents relating to, among other things, its carbon electrode and bulk graphite businesses.

    In December 1997, UCAR's Board of Directors appointed a special committee of outside directors to exercise the power and authority of UCAR's Board of Directors in connection with antitrust investigations and related lawsuits and claims.

    On April 7, 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the United States resulting in agreements to fix prices and allocate market shares in the United States and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. On April 24, 1998, pursuant to the plea agreement, UCAR pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The agreement was approved by the court and, as a result, under the plea agreement, the Company will not be subject to prosecution by the DOJ with respect to any other violations of the U.S. federal antitrust law occurring prior to 1998. The payments due in 1998 and 1999 were timely made.

  In the 2000 first quarter, pursuant to a plea agreement with the DOJ, the Company's former chief executive officer and chief operating officer, both of whom retired and resigned from all positions with the Company in March 1998, pled guilty to one count charges of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and were sentenced to terms of incarceration and payment of fines. In December 2000, a former director, export sales Europe, was indicted by the DOJ on similar charges. The Company does not intend to reimburse those officers for their fines or that director, export sales Europe, for any costs or fines he may incur as a result of such indictment.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)  CONTINGENCIES - (CONTINUED)

      In April 1998, the Company became aware that the Canadian Competition Bureau (the "Competition Bureau") had commenced a criminal investigation as to whether there has been any violation of Canadian antitrust law by producers of graphite electrodes. In March 1999, pursuant to a plea agreement with the Competition Bureau, the Company's Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and to pay a fine of Cdn. $11 million. The court approved the plea agreement and, as a result, under the plea agreement the Company will not be subject to prosecution by the Competition Bureau with respect to any other violations of Canadian antitrust law occurring prior to the date of the plea agreement. The fine was timely paid.

    In June 1998, the Company became aware that the Japanese antitrust enforcement authority had commenced an investigation as to whether there has been any violation of Japanese antitrust law of producers and distributors of graphite electrodes. In addition, in October, 1999, the Company became aware that the Korean antitrust authority had commenced an investigation as to whether there has been a violation of Korean antitrust law by producers and distributors of graphite electrodes. The Company has no facilities or employees in Japan or Korea. The Company believes that, among other things, it has good defenses to any claim that it is subject to the jurisdiction of either such authority. In March 1999, the Japanese antitrust authority issued a warning letter to the four Japanese graphite electrode producers. While the Japanese antitrust authority did not issue a similar warning to the Company, the warning letter issued to the Japanese producers did reference UCAR as a member of an alleged cartel.

    In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against UCAR and other producers of graphite electrodes. The statement alleges that UCAR and other producers violated the antitrust law of the European Community and the European Economic Area in connection with the sale of graphite electrodes. The statement does not set forth any proposed fines or the impact which cooperation by UCAR or other producers would have on their respective fines, if any. The maximum fine for such a violation is ten percent of a company's revenue during the year preceding the year in which the fine is assessed. UCAR believes that it has provided substantial cooperation to the EU Competition Authority and is, therefore, entitled to a reduction in the amount of any fine which would otherwise be assessed. UCAR intends to vigorously protect its interests in connection with such proceeding. UCAR believes that proceedings of this nature typically continue for about six to twelve months before any fine is assessed. Any such assessment would be subject to appeal before the Court of First Instance in Luxembourg, although the fine or collateral security therefor would be payable about three months after such assessment.

    In January 2000, Mitsubishi Corporation ("Mitsubishi"), a former parent of the Company, was indicted by the DOJ on a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15)  CONTINGENCIES - (CONTINUED)

    The Company is continuing to cooperate with the DOJ and the Competition Bureau in their continuing investigations of others and with the EU Competition Authority in its continuing investigation. In connection therewith, the Company has produced and is producing documents and witnesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated by authorities in other jurisdictions. The guilty pleas make it more difficult for the Company to defend against other investigations as well as civil lawsuits and claims.The Company has been vigorously protecting, and intends to continue to vigorously protect, its interests in connection with the investigations described above. The Company may, however, at any time settle any possible unresolved charges.

    ANTITRUST LAWSUITS

    In 1997, various producers of graphite electrodes (including the Company) were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint in the District Court (the "antitrust class action lawsuit"). In the consolidated complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. In August 1998, the court certified a class of plaintiffs consisting of all persons who purchased graphite electrodes in the United States (the "class") directly from the defendants during the period from July 1, 1992 through June 30, 1997 (the "class period").

    In 1998, various producers of graphite electrodes (including the Company), Union Carbide Corporation ("Union Carbide"), another former parent of the Company, and Mitsubishi were served with a complaint by Nucor Corporation and an affiliate commencing a civil antitrust and fraudulent transfer lawsuit (the "Nucor lawsuit"). In the complaint to the Nucor lawsuit, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes and that payments to Union Carbide and Mitsubishi in connection with the Company's leveraged equity recapitalization in January 1995 violated applicable state fraudulent transfer laws. The complaint seeks, among other things, an award of treble damages resulting from such alleged antitrust violations and an order to have payments made by UCAR to Union Carbide and Mitsubishi in connection with the recapitalization declared to be fraudulent conveyances and returned to UCAR for purposes of enabling UCAR to satisfy any judgments resulting from such alleged antitrust violations.

    In 1998 and 1999, various producers of graphite electrodes (including the Company) were served by steelmakers in the U.S. and Canada with complaints and petitions commencing eight separate civil antitrust lawsuits in various courts (the "other initial lawsuits"). Such complaints and petitions allege that the defendants violated U.S. federal, Texas or Canadian antitrust laws or Canadian conspiracy law in connection with the sale of graphite electrodes.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15)   CONTINGENCIES -- (CONTINUED)

    In 1999, various producers of graphite electrodes (including the Company) were served two complaints commencing two separate civil antitrust lawsuits in the District Court (the "foreign customer lawsuits"). The first complaint was filed by about 27 steelmakers and related parties, all but one of whom are located outside the U.S., and the second complaint was filed by about 4 steelmakers, all of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. The Company has been advised that is has strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law.

    All antitrust lawsuits against one producer of graphite electrodes, SGL Carbon Corporation, the U.S. subsidiary of SGL Carbon AG, were stayed as a result of the filing in December 1998 of a petition by SGL Carbon Corporation in court for reorganization in a proceeding under Chapter 11 of the U.S. Bankruptcy Code. In the 2000 first quarter, the proceeding was dismissed because it was not filed in good faith.

    In November 1998, the distribution trustee for a company liquidated under Chapter 7 of the U.S. Bankruptcy Code applied for a court order to compel discovery from the Company to determine whether to institute proceedings against the Company for alleged violations of U.S. federal antitrust law in connection with the sale of carbon electrodes. The guilty pleas described above do not relate to carbon electrodes. The application was voluntarily withdrawn when the Company agreed to provide certain documents to the distribution trustee. The Company and the distribution trustee subsequently entered into an agreement tolling applicable statutes of limitations. Although no lawsuit relating to such alleged violations has been commenced by the distribution trustee, the distribution trustee has threatened to do so.

    In December 1999, the Company and another producer of carbon electrodes were served with a complaint by Globe Metallurgical, Inc. commencing a civil antitrust lawsuit in the District Court (the "Globe lawsuit"). The guilty please described above do not relate to carbon electrodes. In the complaint, the plaintiff alleges that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seeks, among other things, an award of treble damages resulting from such alleged violations.

    The Company understands that certain customers in other countries who purchased graphite electrodes, carbon electrodes or other products from the Company have threatened to commence antitrust lawsuits against the Company in the U.S. or in other jurisdictions with respect to the subject matter of the investigations and lawsuits described above.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15)   CONTINGENCIES -- (CONTINUED)

    Through the date hereof, except as described in the next paragraph, the Company settled all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible antitrust claims by certain other customers who negotiated directly with the Company. The settlements cover virtually all of the actual and potential claims against the Company (but not other defendants) by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. Through December 31, 1999, all fines and settlement payments due under the agreements and settlements, an aggregate of $209 million, net, have been timely paid. Likewise, all fines and settlements due thereunder from January 1, 2000 through the date hereof have been timely paid. The Company has paid $7 million in imputed interest related to the DOJ fine to date. As of December 31, 1999, and based on information known to the Company on March 1, 2000, the aggregate amount of fines and settlement payments remaining due under the agreements and settlements is approximately $79 million. Amounts due under the settlement of the antitrust class action will increase if additional claims are filed by members of the class (which includes purchasers of graphite electrodes who are located outside the U.S. but who purchased graphite electrodes from one of the Company's U.S. subsidiaries) or if a purchaser of semi-graphitic electrodes is determined to be a member of the class and such purchaser files a claim thereunder.

    The foreign customer lawsuits and the Globe lawsuit have not been settled and are still in their early stages. The Company has been vigorously defending, and has been directed by the special committee to continue to vigorously defend, against these lawsuits as well as all threatened lawsuits and possible unasserted claims, including those mentioned above. The Company may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims and is actively negotiating settlements of certain of these lawsuits and claims.

    It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against the Company in the U.S. and in other jurisdictions.

    ANTITRUST EARNINGS CHARGE

    The Company recorded a charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Actual liabilities and expenses could be materially higher than $340 million. To the extent that the Company's liabilities and expenses are reasonably estimable, at March 1, 2000, the Company believes that $340 million continues to represent the estimate of such potential liabilities and expenses. In the aggregate, the fines and settlements described above are within the amounts used by the Company to evaluate the $340 million charge.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15)   CONTINGENCIES -- (CONTINUED)

    STOCKHOLDER DERIVATIVE LAWSUIT

    In March 1998, UCAR was served with a complaint commencing a stockholder derivative lawsuit. Certain former and current officers and directors were named as defendants. UCAR was named as a nominal defendant. In the complaint, the plaintiff alleged that the defendants breached their fiduciary duties in connection with alleged non-compliance by the Company and its employees with antitrust laws. The plaintiff also alleged that certain of the defendants sold common stock while in possession of materially adverse non-public information relating to such non-compliance with antitrust law. As described below, this lawsuit has been settled.

    SECURITIES CLASS ACTION LAWSUIT

    In April and May 1998, UCAR was served with complaints commencing securities class actions. The complaints were consolidated into a single complaint and the Florida State Board of Administration was designated lead plaintiff. UCAR and certain former and current officers and directors were named as defendants. The class consists of all persons (other than the defendants) who purchased common stock during the period from August 1995 through March 1998. In the consolidated complaint, the plaintiff alleged that, during such period, the defendants violated U.S. federal securities law in connection with purchases and sales of common stock by making material misrepresentations and omissions regarding alleged violations of antitrust laws and sought, among other things, to recover damages resulting from such alleged violations. As described below, this lawsuit has been settled.

    SETTLEMENT OF SECURITIES CLASS ACTION AND STOCKHOLDER DERIVATIVE LAWSUITS

    In October 1999, UCAR and the individual defendants settled the securities class action and stockholder derivative lawsuits. The settlements have received court approval, and all appeal periods have expired. Under the settlements, a total of $40.5 million has been contributed to escrow accounts for the benefit of former and current stockholders who are members of the class for whom the securities class action was brought as well as for plaintiffs' attorney's fees. The Company contributed $11.0 million and the insurers under its directors and officer's insurance policies at the time the lawsuits were filed contributed the balance of $29.5 million. In addition, a new outside director, acceptable to both UCAR and the lead securities class action plaintiff, the Florida State Board of Administration, the eighth largest state employees' pension fund, has been added to UCAR's Board of Directors. The Company has incurred about $2.0 million of unreimbursed expenses related to the lawsuits. These expenses, together with the $11.0 million, were recorded as a charge to operations of $13.0 million in the 1999 third quarter.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16)   EARNINGS PER SHARE

    Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, adopted in 1997, using the following share data:

                                               1997         1998         1999
                                               ----         ----         ----

    Weighted-average common shares
      outstanding for basic calculation     45,963,407  44,971,598   45,114,278
    Add:  Effect of stock options......             --          --    1,388,874
                                            -----------  ---------    ---------
    Weighted-average common shares
      outstanding, adjusted for diluted
      calculation......................     45,963,407  44,971,598   46,503,152
                                            ==========  ==========   ==========

    No outstanding options were considered in the 1997 and 1998 calculation of weighted-average common shares outstanding for the diluted calculation as they were not dilutive due to net losses in the respective periods. The calculation of weighted average common shares outstanding for the diluted calculation in 1999 excludes options for 1,898,657 shares because they were not dilutive due to the fact that the exercise prices were greater than the weighted average market price of the common stock.

(17)   STOCKHOLDER RIGHTS PLAN

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

(17)   STOCKHOLDER RIGHTS PLAN -- (CONTINUED)

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

(18)  IMPAIRMENT LOSSES

    During August 1998, the Russian economic and business climate experienced significant adverse change. This change, when considered in conjunction with the current and historical operating and cash flow losses of the Company's manufacturing operations in Vyazma, Russia, indicated the need for assessing the recoverability of the long-lived and intangible assets of these operations. The Company estimated future undiscounted cash flows expected to result from the use of the related assets and concluded they were less than the carrying amount of these assets. Accordingly, the Company recorded an impairment loss of $60 million for the unrecoverable portion of these assets, effectively writing down the carrying value of these assets to their estimated fair value of $2 million. The impairment loss affected the graphite electrode business segment and consisted of $55 million of long-lived assets and $5 million of goodwill.

    During late 1999, the Company's graphite specialties business experienced significant adverse changes in performance due to a decline in demand and prices for graphite specialties. In addition, performance adversely changed due to delays in bringing new or improved products to markets. This change indicated the need for assessing the recoverability of the long-lived assets of this business. These assets are located primarily at the Company's plant in Clarksburg, West Virginia. The Company estimated the future undiscounted cash flows expected to result from the use of these assets and concluded they were below the respective carrying amounts. Accordingly, the Company recorded an impairment loss of $35 million for the unrecoverable portion of these assets, effectively writing down the carrying value of the fixed assets to their estimated fair value of $6 million. Additionally, an inventory write-down of $8 million was recorded to reduce their carrying amount to the lower of cost or market. The impairment loss and inventory write-down affected the graphite and carbon products segment.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(18)  IMPAIRMENT LOSSES -- (CONTINUED)

    The fair value of the long-lived assets was calculated on the basis of discounted estimated future cash flows. Estimates of the discounted future cash flows are subject to significant uncertainties and assumptions. Accordingly, actual values could vary significantly from such estimates.

(19)  SUBSEQUENT EVENTS

    GRAPHITE SPECIALTIES RESTRUCTURING - (UNAUDITED)

    In the first quarter of 2000, the Company announced that it would retain and restructure its graphite specialties business. The Company originally intended to divest or joint venture this business, but the demand and prices for graphite specialties declined significantly. As a result, the Company was unable to obtain a strategic value for the business and, accordingly, has determined to restructure it. Net sales of the graphite specialties business represent approximately 9% of the Company's 1999 net sales. Completion of the restructuring is expected within the next twelve months. The Company expects to record a restructuring charge in the 2000 first quarter which management believes will approximate $8 million, consisting of an expected $6 million of cash expenditures and $2 million of non-cash charges.

    REFINANCING

    On February 22, 2000, the Company completed a debt recapitalization. The Company obtained new senior secured credit facilities (the "New Senior Facilities") and used the net proceeds to repay and terminate the Existing Senior Facilities, to call the Subordinated Notes for redemption at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, and to repay certain other debt.

    The New Senior Facilities consist of:

    o A Tranche A Facility providing for initial term loans of $138 million and of [Euro]161 million (equivalent to $158 million at February 22, 2000) to UCAR Finance Inc. ("UCAR Finance"), a direct wholly owned special purpose finance subsidiary of UCAR. The Tranche A Facility amortizes in quarterly installments over six years, commencing June 30, 2000, with installments ranging from [Euro]2 million in 2000 to [Euro]17 million in 2005, with the final installment payable on December 31, 2005.

    o A Tranche B Facility providing for initial term loans of $350 million to UCAR Finance. The Tranche B Facility amortizes over eight years, commencing June 30, 2000, with nominal quarterly installments during the first six years, and quarterly installments of $41 million in 2006 and 2007, with the final installment payable on December 31, 2007.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(19)  SUBSEQUENT EVENTS - (CONTINUED)

   o A Revolving Facility providing for revolving and swingline loans to, and the issuance of U.S. dollar-denominated letters of credit for the account of, UCAR Finance and certain other subsidiaries in an aggregate principal and stated amount at any time not to exceed $250 million. The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, the Company is required to represent, among other things, that the aggregate amount of payments (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt incurred by the Company that is not incurred under the New Senior Facilities).

   The Company is required to make mandatory prepayments in the amount of:

   o Either 75% or 50% (depending on the ratio of adjusted net debt to adjusted total EBITDA) of adjusted excess cash flow. The obligation to make these prepayments, if any, arises after the end of each year with respect to adjusted excess cash flow during the prior year.

   o 100% of the net proceeds of certain asset sales or incurrence of certain indebtedness.

   o   50% of the net proceeds of the issuance of any equity securities by UCAR

    The Company may make voluntary prepayments under the New Senior Facilities. There is no penalty or premium due in connection with prepayments (whether voluntary or mandatory).

    UCAR Finance makes secured and guaranteed intercompany loans of the net proceeds of borrowings under the New Senior Facilities to UCAR Global's subsidiaries. The obligations of UCAR Finance under the New Senior Facilities are secured, with certain exceptions, by first priority security interests in all of these intercompany loans (including the related security interests and guarantees).

    UCAR has unconditionally and irrevocably guaranteed the obligations of UCAR Finance under the New Senior Facilities. This guarantee is secured, with certain exceptions, by first priority security interests in all of the outstanding capital stock of UCAR Global and UCAR Finance and all of the intercompany debt owed to UCAR.

    UCAR, UCAR Global and each of UCAR Global's subsidiaries has guaranteed, with certain exceptions, the obligations of UCAR Global's subsidiaries under the intercompany loans, except that the Company's U.S. subsidiaries have not guaranteed obligations of its foreign subsidiaries.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(19)  SUBSEQUENT EVENTS -(CONTINUED)

    The obligations of UCAR Global's subsidiaries under the intercompany loans as well as these guarantees are secured, with certain exceptions, by first priority security interests in substantially all of the Company's assets, except that no more than 65% of the capital stock or other equity interests in its foreign subsidiaries held directly by its U.S. subsidiaries and no other foreign assets secure obligations or guarantees of its U.S. subsidiaries.

    The interest rates applicable to the Tranche A and Revolving Facilities are, at the Company's option, either leverage Euro LIBOR plus a margin ranging from 1.00% to 2.50% (depending on the leverage ratio) or the alternate base rate plus a margin ranging from 0.00% to 1.50% (depending on the leverage ratio). The interest rate applicable to the Tranche B Facility is, at the Company's option, either Euro LIBOR plus a margin ranging from 2.50% to 2.75% (depending on leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.00%. The alternate base rate is the higher of the prime rate announced by Morgan Guaranty Trust Company of New York or the federal funds effective rate plus 0.50%. UCAR Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on the leverage ratio) on the undrawn portion of the commitments under the Revolving Facility.

    The Company enters into agreements with financial institutions which are intended to limit, or cap, its exposure to incurrence of additional interest expense due to increases in variable interest rates. Use of these agreements is allowed under the New Senior Facilities.

    The New Senior Facilities contain a number of significant covenants that, among other things, restrict the Company's ability to sell assets, incur additional indebtedness, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make dividend payments to UCAR, pay intercompany debt owed to UCAR, engage in transactions with affiliates, or pay dividends or make other restricted payments and that otherwise restrict corporate activities. UCAR Global is, however, permitted to pay dividends to UCAR of up to $15 million for the purpose of making an investment in UCAR Graph-Tech and may also distribute the capital stock of UCAR Graph-Tech to UCAR. In addition, the Company is required to comply with specified minimum interest coverage and maximum leverage ratios, which become more restrictive with time.

    In addition to the failure to pay principal, interest and fees when due, events of default under the New Senior Facilities include: failure to comply with applicable covenants; failure to pay when due, or other defaults permitting acceleration of, other indebtedness exceeding $7.5 million; judgment defaults in excess of $7.5 million to the extent not covered by insurance; certain events of bankruptcy; and certain changes in control.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(19)  SUBSEQUENT EVENTS - (CONTINUED)

     Under the New Senior Facilities, UCAR is permitted to pay dividends on, and repurchase, common stock in an aggregate amount of up to $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. The Company's also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000. Payments due in the aggregate on the Tranche A and B Facilities are $8 million in 2000; $28 million in 2001; $68 million in 2002 and 2003; $72 million in 2004 and 2005; and $165 million in 2006 and 2007.

    LAWSUIT AGAINST FORMER PARENTS

    On February 23, 2000, UCAR commenced a lawsuit against its former parents, Mitsubishi and Union Carbide. The other defendants are Mitsubishi International Corporation, a U.S. subsidiary of Mitsubishi, and two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of the Company's leveraged equity recapitalization in January 1995, one of whom was a member of UCAR's Board of Directors and the Board of Directors of Union Carbide at February 23, 2000. In the lawsuit, UCAR alleges, among other things, that certain payments made to its former parents in connection with the recapitalization were unlawful under the General Corporation Law of the State of Delaware, that its former parents were unjustly enriched by receipts from their investments in UCAR and that its former parents aided and abetted breaches of fiduciary duties owed to us by its former senior management in connection with illegal graphite electrode price fixing activities. UCAR is seeking to recover more than $1.5 billion in damages, including interest. UCAR expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit through trial.


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEMS 10 TO 13 (INCLUSIVE).

    The information required by Items 10, 11, 12 and 13 will appear in the UCAR International Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10.

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth information with respect to our current executive officers and directors.

           NAME             AGE*                  POSITION

EXECUTIVE OFFICERS

Gilbert E. Playford........   52  Chairman of the Board, Chief Executive Officer
                                  and President
Petrus J. Barnard..........   50  Executive Vice President, Global Electrode
                                  Supply Chain
W. David Cate..............   53  Executive Vice President, Strategic
                                  Alliances and Business Development
Corrado F. De Gasperis.....   34  Vice President and Chief Information Officer
Karen G. Narwold...........   40  Vice President, General Counsel and Secretary
Craig S. Shular............   47  Executive Vice President, Electrode Sales
                                  and Marketing and Chief Financial Officer

DIRECTORS

R. Eugene Cartledge........   70  Director
Mary B. Cranston...........   52  Director
Alec Flamm.................   73  Director
John R. Hall...............   67  Director
Thomas Marshall............   71  Director
Michael C. Nahl............   57  Director

--------------------

* As of March 1, 2000

    EXECUTIVE OFFICERS

    GILBERT E. PLAYFORD became President and Chief Executive Officer in June 1998 and Chairman of the Board in September 1999. From 1996 until June 1998, Mr. Playford was President, Chief Executive Officer and a director of LionOre Mining International Ltd. Mr. Playford served in various positions, including most recently Vice President, Treasurer and Principal Financial Officer, of Union Carbide from 1972 until 1996. He is a director of LionOre Mining International Ltd.

    PETRUS J. BARNARD joined our South African subsidiary in 1972. Since then, he has held various management positions in our South African subsidiary and in the Carbon Products Division of Union Carbide in the United States. He became Director of Operations for Europe and South Africa in 1994, General Manager of the Graphite Electrode Business for Europe and South Africa in 1995, Vice President, Electrodes for the Americas in 1997 and as Director, Electrodes for the Americas in 1998. He became Executive Vice President, Global Electrode Supply Chain in February 2000.

    W. DAVID CATE joined Union Carbide in 1969 and held various manufacturing and management positions in the Carbon Products Division. He became General Manager for Graphite Specialties and Flexible Graphite in 1991, General Manager for North America in 1994, Vice President, Electrodes for Europe and South Africa, in 1997 and Director, Pipeline Management in 1998. He became Executive Vice President, Strategic Alliances and Business Development in February 2000.

    CORRADO F. DE GASPERIS became Chief Information Officer and Vice President in February 2000. He served as Controller from June 1998 to February 2000. From 1987 through June 1998, he was with KPMG LLP, most recently as a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice. KPMG had announced his admittance into their partnership as a partner effective July 1, 1998.

    KAREN G. NARWOLD became General Counsel, Vice President and Secretary in September 1999. She joined our Law Department in July 1990 and served as Assistant General Counsel from January 1997 to September 1998 and Deputy General Counsel from September 1998 to September 1999. She was an associate with Cummings & Lockwood from 1986 to 1990.

    CRAIG S. SHULAR became Vice President and Chief Financial Officer in January 1999 and Executive Vice President, Electrode Sales and Marketing in February 2000. From 1976 through 1998, he held various finance and auditing positions in various divisions of Union Carbide, including the Carbon Products Division from 1976 to 1979.

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

    MARY B. CRANSTON became a director in January 1999. She is the chairperson of Pillsbury Madison & Sutro, LLP. Ms. Cranston has served on the boards of trustees or directors of several private art and education institutions, and currently serves on the Board of Directors of the San Francisco Chamber of Commerce.

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

    JOHN R. HALL became a director in November 1995. Since July 1997, he has been the non-employee Chairman of Arch Coal, Inc. He retired as Chairman effective January 31, 1997 and as Chief Executive Officer effective
October 1, 1996 of Ashland Inc., positions which he had held since 1981. Mr. Hall served in various engineering and managerial capacities at Ashland Inc. since 1957. Mr. Hall is a director of Banc One Corporation, Canada Life Assurance Company, CSX Corporation, Humana Inc., Reynolds Metals Company, Arch Coal Inc., and USEC Inc. Mr. Hall is Chairman of the Organization, Compensation and Pension Committee of UCAR's Board of Directors.

    THOMAS MARSHALL became a director in June 1998. He retired in 1995 as Chairman of the Board and Chief Executive Officer of Aristech Chemical Corporation, a spin-off of USX Corp., positions which he had held since
1986. Mr. Marshall had previously served in various positions, including Executive Vice President and Chief Operating Officer - Manufacturing, Fabricating and Chemicals, for the former U.S. Steel Corp. Mr. Marshall is a member of the Audit Committee and the Organization, Compensation and Pension Committee of UCAR's Board of Directors.

    MICHAEL C. NAHL became a director in January 1999. He is Senior Vice President and Chief Financial Officer of Albany International Corp. He joined Albany International Corp. as Group Vice President, Corporate and was appointed to his present position in 1983. He is a member of the Chase Regional Advisory Board. Mr. Nahl is a member of the Audit Committee and Nominating Committee of UCAR's Board of Directors.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1)Financial Statements

          See Index to Consolidated Financial Statements at page 66 of this Report.

      (2) Financial Statement Schedules

          None.

    (b)   Reports on Form 8-K

          No Reports on Form 8-K were filed during the year for which this Report is filed.

    (c)   Exhibits

          The exhibits listed in the following table have been filed as part of this Report.

Exhibit
Number                         Description of Exhibit
------                         ----------------------

2.1(1)     -   Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 among Union Carbide Corporation,
               Mitsubishi Corporation, UCAR International Inc. and UCAR
               International Acquisition Inc. and Guaranty made by Blackstone
               Capital Partners II Merchant Banking Fund L.P. and Blackstone
               Offshore Capital Partners II L.P.
2.2(2)     -   Amended and Restated Stockholders' Agreement dated as of
               February 29, 1996
2.3        -   [omitted]
2.4        -   [omitted]
2.5        -   [omitted]
2.6        -   [omitted]
2.7        -   [omitted]
2.8        -   [omitted]
2.9        -   [omitted]
2.10       -   [omitted]
2.11       -   [omitted]
2.12       -   [omitted]
2.13       -   [omitted]
2.14       -   [omitted]
2.15(1)    -   Exchange Agreement dated as of December 15, 1993 by and among
               Union Carbide Corporation, Union Carbide Chemicals and
               Plastics Company Inc., Mitsubishi Corporation and UCAR
               International Inc.
2.16(1)    -   Stock Purchase and Sale Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide Corporation and
               UCAR Carbon Company Inc.

2.17(1)    -   Letter Agreement dated January 26, 1995 with respect to
               termination of the Stockholders' Agreement dated as of
               November 9, 1990 among Mitsubishi Corporation, Union Carbide
               Corporation and UCAR Carbon Company Inc.
2.18(1)    -   Settlement Agreement dated as of November 30, 1993 among
               Mitsubishi Corporation, Union Carbide Corporation and UCAR
               Carbon Company Inc.
2.19(1)        - Transfer Agreement dated January 1, 1989 between Union Carbide
               Corporation and UCAR Carbon Company Inc.
2.20(1)    -   Amendment No. 1 to such Transfer Agreement dated December 31,
               1989
2.21(1)    -   Amendment No. 2 to such Transfer Agreement dated July 2, 1990.
2.22(1)    -   Amendment No. 3 to such Transfer Agreement dated as of
               February 25, 1991
2.23(1)    -   Amended and Restated Realignment Indemnification Agreement
               dated as of June 4, 1992 among Union Carbide Corporation,
               Union Carbide Chemicals and Plastics Company Inc., Union
               Carbide Industrial Gases Inc., UCAR Carbon Company Inc. and
               Union Carbide Coatings Service Corporation
2.24(1)    -   Environmental Management Services and Liabilities Allocation
               Agreement dated as of January 1, 1990 among Union Carbide
               Corporation, Union Carbide Chemicals and Plastics Company
               Inc., UCAR Carbon Company Inc., Union Carbide Industrial Gases
               Inc. and Union Carbide Coatings Service Corporation
2.25(1)    -   Amendment No. 1 to such Environmental Management Services and
               Liabilities Allocation Agreement dated as of June 4, 1992
2.26       -   [omitted]
2.27       -   [omitted]
2.28(4)    -   Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide Corporation and UCAR Carbon Technology
               Corporation
2.29(1)    -   Employee Benefit Services and Liabilities Agreement dated
               January 1, 1990 between Union Carbide Corporation and UCAR
               Carbon Company Inc.
2.30(1)    -   Amendment to such Employee Benefit Services and Liabilities
               Agreement dated January 15, 1991
2.31(1)        - Supplemental Agreement to such Employee Benefit Services and
               Liabilities Agreement dated February 25, 1991
2.32(1)    -   Letter Agreement dated December 31, 1990 among Union Carbide
               Chemicals and Plastics Company Inc., UCAR Carbon Company Inc.,
               Union Carbide Grafito, Inc. and Union Carbide Corporation
2.33       -   [omitted]
2.34(9)    -   Share Sale Agreement between Samancor Limited and UCAR Carbon
               Company Inc. dated April 21, 1997
3.1(3)     -   Amended and Restated Certificate of Incorporation of UCAR
               International Inc.
3.1(a)(15) -   Certificate of Designations of Series A Junior Participating
               Preferred Stock
3.2(3)     -   Amended and Restated By-Laws of UCAR International Inc.
3.2(a)(15) -   Amendment to By-Laws of UCAR International Inc.
4.1        -   [omitted]
4.2        -   [omitted]

4.3(15)    -   Rights Agreement dated as of August 7, 1998 between UCAR
               International Inc. and The Bank of New York, as Rights Agent
10.1*       -  Credit Agreement dated as of February 22, 2000 among UCAR
               International Inc., UCAR Global Enterprises Inc., UCAR Finance
               Inc., the LC Subsidiaries from time to time party hereto, the
               Lenders from time to time party thereto, and Morgan Guaranty
               Trust Company of New York, as Administrative Agent
10.2*       -  Guarantee Agreement dated as of February 22, 2000 made by
               UCAR International Inc., UCAR Global Enterprises Inc., UCAR
               Finance Inc. and each Domestic Subsidiary party thereto
               in favor of Morgan Guaranty Trust Company of New York, as
               collateral agent for the Secured Parties
10.3*       -  Security Agreement dated as of February 22, 2000 made by UCAR
               International Inc., UCAR Global Enterprises Inc., UCAR Finance
               Inc. and the subsidiaries of UCAR from time to time party
               thereto, in favor of Morgan Guaranty Trust Company of New York as collateral agent for the Secured Parties
10.4*       -  Indemnity, Subrogation And Contribution Agreement dated as of
               February 22, 2000 among UCAR International Inc., UCAR Global
               Enterprises Inc., UCAR Finance Inc., each of the Domestic
               Subsidiaries party thereto and Morgan  Guaranty Trust Company of New York, as collateral agent for the Secured Parties
10.5*       -  Pledge Agreement dated as of February 22, 2000 by UCAR
               International Inc., UCAR Global Enterprises Inc., UCAR Finance
               Inc. and the direct and indirect subsidiaries of UCAR that are signatories thereto in favor of Morgan Guaranty Trust Company of New York, as collateral agent for the Secured Parties
10.6*          Intellectual Property Security Agreement dated as of February 22,
               2000 made by UCAR International Inc., UCAR Global Enterprises
               Inc., UCAR Finance Inc. and the subsidiaries of UCAR from time to time party thereto in favor of Morgan Guaranty Trust Company of New York, as collateral agent for the Secured Parties
10.7       -   [omitted]
10.8       -   [omitted]
10.9       -   [omitted]
10.10      -   [omitted]
10.10      -   [omitted]
10.11      -   [omitted]
10.11      -   [omitted]
10.12      -   [omitted]
10.13      -   [omitted]
10.14*     -   Tax Sharing Agreement dated as of February 16, 2000 among UCAR
               International Inc., UCAR Global Enterprises Inc., UCAR Finance
               Inc., UCAR Carbon Company Inc., UCAR Holdings II Inc., UCAR
               Holdings III Inc., Union Carbide Grafito, Inc. and UCAR
               Composites Inc.
10.15      -   [omitted]
10.16      -   [omitted]
10.17      -   [omitted]

10.18      -   [omitted]
10.19      -   [omitted]
10.20      -   [omitted]
10.21(1)   -   Form of Non-Qualified Stock Option Agreement (Original Version)
10.22(15)  -   UCAR International Inc. Management Stock Option Plan as
               amended and restated through September 29, 1998
10.22(a)(15)   UCAR International Inc. Management Stock Option Plan
               effective as of September 29, 1998 (Senior Management Version)
10.23(12) -    Employment Agreement dated as of June 22, 1998 between UCAR
               International Inc. and Gilbert E. Playford
10.24(15)  -   Forms of Non-Qualified Stock Option Agreement (Standard Option
               Version and Directors Version)
10.25*     -   UCAR International Inc. Compensation Deferral Program
               effective January 1, 2000
10.26      -   [omitted]
10.27      -   [omitted]
10.28      -   [omitted]
10.29      -   [omitted]
10.30      -   [omitted]
10.31*     -   UCAR International Inc. Management Incentive Plan amended and restated as of January 1, 1999
10.32      -   [omitted]
10.33(15)  -   UCAR International Inc. Executive Employee Stock Purchase
               Program (Senior Management Version)
10.34(15)  -   UCAR International Inc. Executive Employee Loan Program
10.35      -   [omitted]
10.36*     -   UCAR Carbon Company Inc. Equalization Benefit Plan amended and restated as of October 1, 1998
10.37*     -   First Amendment to Equalization Benefit Plan effective, as to paragraph 1, January 1, 2000 and, as to paragraph 2, October 1,
               1998
10.38*     -   UCAR Carbon Company Inc. Supplemental Retirement Income Plan
               amended and restated as of July 1, 1998
10.38(a)*  -   First Amendment to Supplemental Retirement Income Plan effective, as to paragraph 1, January 1, 2000 and, as to paragraph 2,
               July 1, 1998
10.39*     -   UCAR Carbon Company Inc. Enhanced Retirement Income Plan
               amended and restated as of July 1, 1998
10.39(a)*  -   First Amendment to Enhanced Retirement Income Plan effective, as to paragraph 1, January 1, 2000 and, as to paragraph 2,
               July 1, 1998
10.40(15)  -   Form of Severance Compensation Agreement (U.S. Version and
               International Version)
10.41(3)   -   UCAR International Inc. Benefits Protection Trust effective as of July 27, 1995
10.41(a)(10)-  First Amendment to such Benefits Protection Trust effective as of July 27, 1995
10.42(7)   -   Second Amendment to such Benefits Protection Trust effective as of January 1, 1996
10.42(a)(14)   -  Third Amendment to such Benefits Protection Trust effective as of January 1, 1997
10.43(3)   -   UCAR International Inc. 1995 Equity Incentive Plan effective as of August 15, 1995
10.43(a)(6)-   First Amendment to such Equity Incentive Plan dated July 29, 1996

10.44      -   [omitted]
10.45      -   [omitted]
10.46      -   [omitted]
10.47      -   [omitted]
10.48      -   [omitted]
10.49(13)  -   Plea Agreement between the United States of America and UCAR
               International Inc. executed April 7, 1998
10.50(16)      Stipulation and Agreement of Settlement dated October 13, 1999 among David Jaroslawicz and Robert P. Krass, Robert J. Hart,
               Peter B. Mancino, William P. Wiemels, Fred C. Wolf, Eugene
               Cartledge, John R. Hall, Glenn H. Hutchins, Robert D. Kennedy,
               Howard A. Lipson, Peter G. Peterson, Stephen A. Schwarzman and
               UCAR International Inc.
10.51(16)      Stipulation and Agreement of Settlement dated October 13, 1999 among the Florida State Board of Administration and UCAR
               International Inc., Peter G. Peterson, Stephen A. Schwarzman,
               Howard A. Lipson, Glenn H. Hutchins, Robert P. Krass, Robert
               J. Hart, William P. Wiemels, Fred C. Wolf and Peter B. Mancino.
21.1*      -   List of subsidiaries of UCAR International Inc.
23.1*      -   Consent of KPMG LLP
24.1*      -   Powers of Attorney (included on signature pages)
27.1*      -   Financial Data Schedule for fiscal 1999 (for SEC use only)

---------------

*   Filed herewith.

(1) Incorporated by reference to the Registration Statement of UCAR International Inc. and UCAR Global Enterprises Inc. on Form S-1 (File No. 33-84850).
(2) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1995.
(3) Incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 33-94698).
(4) Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996.
(5) Incorporated by reference to the Registration Statement of the registrant on Form S-1 (File No. 333-1090).
(6) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 1996.
(7) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 1996.
(8) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 1997.
(9) Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended September 30, 1997.
(10)Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1996.
(11)Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30,1997.

(12)Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 1998.
(13)Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 1998.
(14)Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1997.
(15)Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998.
(16)Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 1999.

                                    SIGNATURE

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     UCAR INTERNATIONAL INC.

March 30, 2000                       By:    /S/ CORRADO F. DE GASPERIS
                                          ----------------------------
                                          Corrado F. De Gasperis
                                         Title: CHIEF INFORMATION OFFICER
                                                (PRINCIPAL ACCOUNTING OFFICER)

    Know All Men By These Presents, that each individual whose signature appears below hereby constitutes and appoints Gilbert E. Playford, Craig S. Shular, Corrado F. DeGasperis and Karen G. Narwold, and each of them individually, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report, (iii) act on, sign and file any and all such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        Signatures                    Title                      Date
        ----------                    -----                      ----

/s/ Gilbert E. Playford        Chairman of the Board,          March 30, 2000
----------------------------   Chief Executive Officer
   Gilbert E. Playford         and President (Principal
                               Executive Officer)

/s/ Craig S. Shular            Vice President, Chief           March 30, 2000
---------------------------    Financial Officer and
      Craig S. Shular          Director, Electrode Sales
                               and Marketing (Principal
                               Financial Officer)

 /s/ Corrado F. De Gasperis    Chief Information Officer       March 30, 2000
---------------------------    (Principal Accounting Officer)
 Corrado F. De Gasperis


 /s/ R. Eugene Cartledge        Director                        March 30, 2000
----------------------------
    R. Eugene Cartledge


/s/ Mary B. Cranston            Director                        March 30, 2000
---------------------------
     Mary B. Cranston

 /s/ Alec Flamm                 Director                        March 30, 2000
---------------------------
        Alec Flamm

/s/ John R. Hall                Director                        March 30, 2000
---------------------------
       John R. Hall


/s/ Thomas Marshall             Director                        March 30, 2000
-------------------------
      Thomas Marshall

/s/ Michael C. Nahl             Director                        March 30, 2000
-------------------------
      Michael C. Nahl

                                  EXHIBIT INDEX

Exhibit                                                                               Page
Number         Description of Exhibit                                                 Number
-------        ----------------------                                                 ------
10.1*       -  Credit Agreement dated as of February 22, 2000 among UCAR
               International Inc., UCAR Global Enterprises Inc., UCAR Finance
               Inc., the LC Subsidiaries from time to time party hereto, the
               Lenders from time to time party thereto, and Morgan Guaranty
               Trust Company of New York, as Administrative Agent

10.2*       -  Guarantee Agreement dated as of February 22, 2000 made by
               UCAR International Inc., UCAR Global Enterprises Inc., UCAR
               Finance Inc. and each Domestic Subsidiary party thereto
               in favor of Morgan Guaranty Trust Company of New York, as
               collateral agent for the Secured Parties

10.3*       -  Security Agreement dated as of February 22, 2000, made by UCAR
               International Inc., UCAR Global Enterprises Inc., UCAR Finance
               Inc., and the subsidiaries of UCAR from time to time party thereto, in favor of Morgan Guaranty Trust Company of New York as collateral agent for the Secured Parties

10.4*       -  Indemnity, Subrogation And Contribution Agreement dated as of
               February 22, 2000 among UCAR International Inc., UCAR Global
               Enterprises Inc., UCAR Finance Inc., each of the Domestic
               Subsidiaries party thereto, and Morgan  Guaranty Trust Company of New York, as collateral agent for the Secured Parties

10.5*       -  Pledge Agreement dated as of February 22, 2000 by UCAR
               International Inc., UCAR Global Enterprises Inc., UCAR Finance
               Inc. and the direct and indirect subsidiaries of UCAR that are signatories thereto in favor of Morgan Guaranty Trust Company of New York, as collateral agent for the Secured Parties

10.6*          Intellectual Property Security Agreement dated as of February 22,
               2000 made by UCAR International Inc., UCAR Global Enterprises
               Inc., UCAR Finance Inc., and the subsidiaries of UCAR from time to time party thereto in favor of Morgan Guaranty Trust Company of New York, as collateral agent for the Secured Parties

10.14*     -   Tax Sharing Agreement dated as of February 16, 2000 among UCAR
               International Inc., UCAR Global Enterprises Inc., UCAR Finance
               Inc., UCAR Carbon Company Inc., UCAR Holdings II Inc., UCAR
               Holdings III Inc., Union Carbide Grafito, Inc. and UCAR
               Composites Inc.

10.25*     -   UCAR International Inc. Compensation Deferral Program
               effective January 1, 2000

10.31*     -   UCAR International Inc. Management Incentive Plan amended and restated as of January 1, 1999

10.36*     -   UCAR Carbon Company Inc. Equalization Benefit Plan amended and restated as of October 1, 1998.
10.37*     -   Amendment to Equalization Benefit Plan

10.38*     -   UCAR Carbon Company Inc. Supplemental Retirement Income Plan
               amended and restated as of July 1, 1998



10.38(a)*  -   First Amendment to Supplemental Retirement Income Plan effective, as to paragraph 1, January 1, 2000 and, as to paragraph 2, July
               1, 1998

10.39*     -   UCAR Carbon Company Inc. Enhanced Retirement Income Plan
               amended and restated as of January 1, 1999

10.39(a)*  -   First Amendment to Enhanced Retirement Income Plan effective, as to paragraph 1, January 1, 2000 and, as to paragraph 2, July 1,
               1998

21.1*      -   List of subsidiaries of UCAR International Inc.

23.1*      -   Consent of KPMG LLP

24.1*      -   Powers of Attorney (included on signature pages)

27.1*      -   Financial Data Schedule for fiscal 1999 (for SEC use only)

---------------

*   Filed herewith.