Form 10-Q
period 2000-03-31
UCAR INTERNATIONAL INC
filed 2000-05-15
CIK 931148

==============================================================================

                                    FORM 10-Q
                               ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ---------------

(MARK ONE)
[ X ]   QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2000, 47,457,826 shares of common stock, par value $.01 per share, were outstanding.

==============================================================================

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:

      Consolidated Balance Sheets as of December 31, 1999
        and March 31, 2000...........................................    Page 3

      Consolidated Statements of Operations for the Three Months
        ended March 31, 1999 and 2000................................    Page 4

      Consolidated Statements of Cash Flows for the Three Months
        ended March 31, 1999 and 2000................................    Page 5

      Consolidated Statement of Stockholders' Equity (Deficit) for the
        Three Months ended March 31, 2000............................    Page 6

      Notes to Consolidated Financial Statements.....................    Page 7

     INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1.............    Page 20

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS......................    Page 25

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
            RISKS....................................................    Page 38


PART II. OTHER INFORMATION:

   ITEM 1.   LEGAL PROCEEDINGS.......................................    Page 40

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .......................    Page 47


SIGNATURE............................................................   Page  48


INDEX TO EXHIBITS....................................................   Page E-1

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                           DECEMBER 31,      MARCH 31,
                        ASSETS                                1999            2000
                                                              ----            ----
CURRENT ASSETS:                                                            (UNAUDITED)
   Cash and cash equivalents..............................  $   17          $   15
   Short-term investments.................................       3               -
   Notes and accounts receivable..........................     171             145
   Inventories:
     Raw materials and supplies...........................      49              47
     Work in process......................................     113             114
     Finished goods.......................................      42              38
                                                              ----            ----
                                                               204             199
   Prepaid expenses.......................................      25              28
                                                              ----            ----
           Total current assets...........................     420             387
                                                              ----            ----
Property, plant and equipment.............................    1,071          1,053
Less: accumulated depreciation............................     673             664
                                                              ----            ----
           Net fixed assets...............................     398             389
Other assets..............................................     115             116
                                                              ----            ----

           Total assets...................................  $  933          $  892
                                                              ====            ====

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable.......................................  $   80          $   62
   Short-term debt........................................       -               5
   Payments due within one year on long-term debt.........      82              15
   Accrued income and other taxes.........................      39              19
   Other accrued liabilities..............................     114             116
                                                              ----            ----
           Total current liabilities......................     315             217
                                                              ----            ----
Long-term debt............................................     640             716
Other long-term obligations...............................     224             222
Deferred income taxes.....................................      33              35
Minority stockholders' equity in consolidated entities....      14              14
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, par value $.01, 10,000,000 shares
   authorized, none issued................................       -               -
   Common stock, par value $.01, 100,000,000 shares
   authorized, 47,440,536 shares issued at December 31,
   1999, 47,457,826 shares issued at March 31, 2000.......       -               -
   Additional paid-in capital.............................     523             524
   Accumulated other comprehensive income (loss)..........    (205)           (214)
   Retained earnings (deficit)............................    (525)           (536)
   Less: cost of common stock held in treasury, 2,338,038
     shares at December 31, 1999, 2,338,038 shares at
     March 31, 2000.......................................     (86)            (86)
                                                              ----            ----
           Total stockholders' equity (deficit)...........    (293)           (312)
                                                              ----            ----
           Total liabilities and stockholders' equity
           (deficit)......................................  $  933          $  892
                                                             =====           =====



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                   ---------------
                                                                   1999       2000
                                                                   ----       ----

Net sales...................................................      $ 202     $  195
Cost of sales...............................................        139        138
                                                                  -----       ----

     Gross profit...........................................         63         57

Research and development....................................          2          3
Selling, administrative and other expenses..................         22         24
Restructuring charge........................................          -          6
Other (income) expense, net.................................         (3)         -
                                                                  -----       ----

     Operating profit.......................................         42         24

Interest expense............................................         22         21
                                                                  -----       ----

     Income before provision for income taxes...............         20          3
Provision for income taxes..................................          5          -
                                                                  -----       ----

     Income of consolidated entities........................         15          3
Less: minority stockholders' share of income................          1          1
                                                                  -----       ----

     Income before extraordinary item.......................         14          2
Extraordinary item, net of tax..............................          -         13
                                                                  -----       ----

        Net income (loss)...................................    $    14     $  (11)
                                                                   ====       ====

BASIC EARNINGS (LOSS) PER COMMON SHARE:
   Basic net income per share...............................    $  0.30     $  0.04
   Extraordinary item, net of tax...........................          -       (0.29)
                                                                   -----      -----
   Net income (loss) per share..............................    $  0.30     $ (0.25)
                                                                  ======      =====


   Weighted average common shares outstanding (IN THOUSANDS)     45,192      45,116

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Diluted net income per share.............................    $  0.30     $  0.04
   Extraordinary item, net of tax...........................          -       (0.28)
                                                                  -----       -----
   Net income (loss) per share..............................    $  0.30     $ (0.24)
                                                                 ======       =====


   Weighted average common shares outstanding (IN THOUSANDS)      46,501     46,183
                                                                  ======     ======


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
CASH FLOW FROM OPERATING ACTIVITIES:                                1999      2000
                                                                    ----      ----
   Net income (loss) .....................................         $  14   $  (11)
   Extraordinary item, net of tax.........................             -       13
   Non-cash charges to net income:
     Depreciation and amortization........................            12       11
     Deferred income taxes................................             4        7
     Restructuring charge ................................             -        6
     Other non-cash charges...............................             5       10
   Working capital *......................................           (50)     (16)
   Long-term assets and liabilities.......................             2       (6)
                                                                    ----    -----
        NET CASH (USED IN) PROVIDED BY OPERATING
         ACTIVITIES.......................................           (13)      14
                                                                    ----     ----
CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures...................................           (12)      (9)
   Purchases of short-term investments....................           (13)       -
   Maturity of short-term investments.....................            16        2
                                                                    ----    -----
        NET CASH USED IN INVESTING ACTIVITIES.............            (9)      (7)
                                                                    ----    -----
CASH FLOW FROM FINANCING ACTIVITIES:
   Short-term debt borrowings (reductions), net...........            (5)       5
   Revolving credit facility borrowings, net..............            42       59
   Long-term debt borrowings..............................             -      641
   Long-term debt reductions..............................             -     (689)
   Financing costs........................................             -      (25)
                                                                    ----    -----
        NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES.......................................            37       (9)
                                                                    ----    -----
Net increase (decrease) in cash and cash equivalents......            15       (2)
Effect of exchange rate changes on cash and cash
 equivalents..............................................            (5)       -
Cash and cash equivalents at beginning of period..........            58       17
                                                                    ----    -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD................         $  68   $   15
                                                                    ====    =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Net cash paid during the period for:
     Interest expense.....................................         $  23   $   33
     Income taxes.........................................             8        -

*Net change in working capital due to the following
   components: (Increase) decrease in current assets:
     Notes and accounts receivable........................         $ (19)  $   16
     Inventories..........................................            (4)       1
     Prepaid expenses.....................................            (2)      (2)
   Decrease in accounts payable and accruals..............            (2)     (25)
   Antitrust investigations and related lawsuits and
      claims..............................................           (18)      (3)
   Restructuring payments.................................            (5)      (3)
                                                                    ----    -----
        WORKING CAPITAL...................................         $ (50)  $  (16)
                                                                    ====    =====

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



                                                                 ACCUMULATED
                                                                    OTHER
                                                  ADDITIONAL     COMPREHENSIVE     RETAINED                      TOTAL
                                       COMMON      PAID-IN          INCOME         EARNINGS     TREASURY     STOCKHOLDERS'
                                       STOCK       CAPITAL          (LOSS)         (DEFICIT)      STOCK     EQUITY (DEFICIT)
                                       -----       -------          ------         ---------      -----     ----------------


BALANCE AT DECEMBER 31, 1999........   $  -         $523           $(205)          $(525)        $  (86)      $  (293)

Comprehensive income (loss):

  Net loss..........................      -            -               -             (11)             -           (11)
  Foreign currency translation
    adjustments                           -            -              (9)              -              -            (9)
                                        ----        -----          -----           -----         ------        ------

Total comprehensive loss............      -            -              (9)            (11)             -           (20)
Sale of common stock - stock
 options............................      -            1               -               -              -             1
                                        ----        -----          -----           -----         ------        ------
BALANCE AT MARCH 31, 2000...........   $  -         $524           $(214)          $(536)         $ (86)        $(312)
                                        ====        =====          =====           =====         ======        ======



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(1)   INTERIM FINANCIAL PRESENTATION

   The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2000.

   IMPORTANT TERMS

   We use the following terms to identify various companies or groups of companies, markets or other matters in the Consolidated Financial Statements.

   "UCAR" refers to UCAR International Inc. only. UCAR is our parent company and the issuer of the publicly traded common stock covered by the Consolidated Financial Statements.

   "UCAR Global" refers to UCAR Global Enterprises Inc. only. UCAR Global is a direct wholly owned subsidiary of UCAR and the direct or indirect holding company for all of our operating subsidiaries. UCAR Global was the issuer of our previously outstanding 12% senior subordinated notes due 2005 (the "Subordinated Notes") and was the primary borrower under our prior senior secured bank credit facilities (the "Prior Senior Facilities").

   "UCAR Finance" refers to UCAR Finance Inc. only. UCAR Finance is a direct wholly owned special purpose finance subsidiary of UCAR and the borrower under our new senior secured credit facilities (the "New Senior Facilities").

   "Subsidiaries" refer to those companies which, at the relevant time, were majority owned or wholly owned directly or indirectly by UCAR. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1996 through December 31, 1999, except for:

   o our Russian subsidiary, which was acquired in late 1996 and early 1997 and has been wholly owned since then,

   o our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became wholly owned in order to facilitate the cessation of its manufacturing operations,

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(1)   INTERIM FINANCIAL PRESENTATION - (CONT.)

o Carbone Savoie S.A.S. ("Carbone Savoie"), which was acquired in early 1997 and has been 70% owned since then, and

o our South African subsidiary, which was 50% owned until April 1997, when it became wholly owned.

    "We," "us," or "our" refers collectively to UCAR and its subsidiaries or if the context so requires, UCAR, UCAR Global or UCAR Finance, individually.

    FOREIGN CURRENCY TRANSLATION

    Generally, except for operations in Russia where high inflation has existed, unrealized gains and losses resulting from translating assets and liabilities of foreign operations into U.S. dollars are accumulated in other comprehensive income on the Consolidated Balance Sheet until such time as the operations are sold or substantially or completely liquidated. Except as described in the next sentence, translation gains and losses relating to operations where high inflation has existed are included in income in the Consolidated Statement of Operations. Our Mexican subsidiary began using the U.S. dollar as its functional currency during 1999 because its sales and purchases are predominantly U.S. dollar-denominated. Accordingly, translation gains and losses of its operations are included in income in the Consolidated Statements of Operations, regardless of inflation in Mexico.

    OTHER ACCOUNTING MATTERS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which, pursuant to SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently evaluating the impact of SFAS 133 on our financial position, results of operations and cash flows.

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(2) EARNINGS PER SHARE

    Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, "Earnings per Share," using the following share data:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                            1999           2000
                                                            ----           ----
      Weighted average common shares outstanding
      for basic calculation........................     45,192,295    45,115,505
           basic calculation.......................
      Add:  Effect of stock options................      1,308,443     1,061,949
                                                       -----------   -----------
      Weighted average common shares
           Outstanding, adjusted for diluted
           calculation.............................     46,500,738    46,183,454
                                                        ==========    ==========

    The calculation of weighted average common shares outstanding for the diluted calculation excludes stock options for 2,122,778 and 1,811,351 shares in the three months ended March 31, 1999 and 2000, respectively, because the exercise of these options would not have been dilutive for either of those periods due to the fact that the exercise prices were greater than the weighted average market price of the common stock for each of those periods.

(3) SEGMENT REPORTING

    We have two reportable operating segments: graphite electrodes; and graphite and carbon products. The graphite electrode segment produces and markets graphite electrodes to electric arc furnace and ladle furnace steelmakers. The graphite and carbon product segment produces and markets carbon electrodes, flexible graphite, graphite and carbon cathodes, and graphite and carbon specialties. These two segments are managed separately because of the different products and markets they serve.

    We evaluate the performance of our segments based on gross profit. Intersegment sales and transfers are not material.

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(3) SEGMENT REPORTING - (CONT.)

    The following tables summarize financial information concerning our reportable segments.

                                                THREE MONTHS ENDED MARCH 31,
                                                 1999               2000
                                                 ----               ----
                                                  (DOLLARS IN MILLIONS)

    Net sales to external customers:
      Graphite electrodes.............         $   132         $     129
      Graphite and carbon products....              70                66
                                               ---------         -------
       Consolidated net sales.........         $   202         $     195
                                                 =======        ========

    Gross profit:
      Graphite electrodes.............         $     44     $         40
      Graphite and carbon products....               19               17
                                               --------         --------
       Consolidated gross profit......         $     63        $      57
                                                 ======          ========

(4) RESTRUCTURING CHARGES

   In 2000 first quarter, we recorded a restructuring charge of $6 million in connection with a restructuring of our graphite specialties business. The key elements of the restructuring consist of elimination of certain product lines and rationalization of operations to reduce costs and improve profitability of remaining product lines. This rationalization includes discontinuing certain manufacturing processes at one of our facilities in the U.S. that will be performed at our other facilities in the future. The charge includes estimated severance costs for 65 employees, demolition costs for selected buildings, and related environmental costs. No cash payments were made during the 2000 first quarter.

   In September 1998, we recorded a restructuring charge of $86 million in connection with a global restructuring and rationalization plan. The principal actions of the plan involved the closure of manufacturing operations at our facilities in Canada and Germany, and the centralization and consolidation of administrative and financial functions. These actions have eliminated 371 administrative and manufacturing positions as of March 31, 2000.

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(4) RESTRUCTURING CHARGES - (CONT.)

    The following table summarizes activity relating to the accrued expense in connection with the restructurings.



                                       BALANCE AT          GRAPHITE      PAYMENTS AND       BALANCE AT
                                    DECEMBER 31, 1999     SPECIALTIES     ADJUSTMENTS     MARCH 31, 2000
                                    -----------------     -----------    ------------     --------------

   Severance and related costs        $   13               $   2          $   (2)           $    13
   Plant shut down and related            10                   3              (1)                12
      costs
   Postmonitoring and
      environmental                        5                   1                                  6
                                        ----                ----             ---               ----
                                      $   28               $   6          $   (3)           $    31
                                        ====                ====             ===               ====


    Cash payments of $3 million were made in the 2000 first quarter. Payments of $2 million were associated with our Canadian facility, and payments of $1 million were associated with our German facility. The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

(5)   CONTINGENCIES

    ANTITRUST INVESTIGATIONS

    On June 5, 1997, we were served with subpoenas to produce documents to a grand jury convened by the U.S. Department of Justice (the "DOJ") and a related search warrant in connection with a criminal investigation as to whether there had been any violation of U.S. federal antitrust law by producers of graphite electrodes. Concurrently, the antitrust enforcement authority of the European Union (the "EU Competition Authority") visited the offices of one of our French subsidiaries for purposes of gathering information in connection with an investigation as to whether there had been any violation of the antitrust law of the European Community by those producers. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses.

    In December 1997, UCAR's Board of Directors appointed a special committee of outside directors to exercise the power and authority of UCAR's Board of Directors in connection with antitrust investigations and related lawsuits and claims.

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(5)  CONTINGENCIES - (CONT.)

    In April 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the U.S. resulting in agreements to fix prices and allocate market shares in the U.S. and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. On April 24, 1998, pursuant to the plea agreement, UCAR pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million (the "DOJ fine"). The DOJ fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The agreement was approved by the court and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. The payments due in 1998, 1999 and 2000 were timely made.

    In the 2000 first quarter, pursuant to a plea agreement with the DOJ, our former chief executive officer and chief operating officer, both of whom retired and resigned from all positions with us in March 1998, pled guilty to one count of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and were sentenced to terms of incarceration and payment of fines. In December 2000, a former director of export sales was indicted by the DOJ on similar charges. We do not intend to reimburse those officers for their fines or that director of export sales for any costs or fines he may incur as a result of such indictment.

    In January 2000, Mitsubishi Corporation, a former parent of UCAR, was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes.

    In April 1998, the Canadian Competition Bureau (the "Competition Bureau") commenced a criminal investigation as to whether there had been any violation of Canadian antitrust law by producers of graphite electrodes. In March 1999, pursuant to a plea agreement with the Competition Bureau, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. The plea agreement was approved by the court and, as a result, under the plea agreement, we will not be subject to prosecution by the Competition Bureau with respect to any other violations of Canadian antitrust law occurring prior to the date of the plea agreement. The fine was timely paid.

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

 (5)  CONTINGENCIES - (CONT.)

    In June 1998, we became aware that the Japanese antitrust enforcement authority had commenced an investigation as to whether there had been any violation of Japanese antitrust law by producers and distributors of graphite electrodes. In addition, in October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been a violation of Korean antitrust law by producers and distributors of graphite electrodes. We have no facilities or employees in Japan or Korea. We believe that, among other things, we have good defenses to any claim that we are subject to the jurisdiction of either such authority. In March 1999, the Japanese antitrust authority issued a warning letter to the four Japanese graphite electrode producers. While the Japanese antitrust authority did not issue a similar warning to us, the warning letter issued to the Japanese producers did reference us as a member of an alleged cartel.

    In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against UCAR and other producers of graphite electrodes. The statement alleges that UCAR and other producers violated the antitrust law of the European Community and the European Economic Area in connection with the sale of graphite electrodes. The statement does not set forth any proposed fines or the impact which cooperation by us or other producers would have on the respective fines, if any. The maximum fine for such a violation is ten percent of a company's revenue during the year preceding the year in which the fine is assessed. We believe that we have provided substantial cooperation to the EU Competition Authority and are, therefore, entitled to a reduction in the amount of any fine which would otherwise be assessed. We believe that proceedings of this nature typically continue for about nine to twelve months before any fine is assessed. Any such assessment would be subject to appeal before the Court of First Instance in Luxembourg, although the fine or collateral security therefor would be payable about three months after such assessment.

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

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(5) CONTINGENCIES - (CONT.)

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

    In 1998 and 1999, various producers of graphite electrodes (including us) were served with complaints and petitions by steelmakers in the U.S. and Canada commencing nine separate civil antitrust lawsuits (the "other initial lawsuits"). Such complaints and petitions allege that the defendants violated U.S. federal, Texas or Canadian antitrust laws or Canadian conspiracy law in connection with the sale of graphite electrodes.

    In 1999, various producers of graphite electrodes (including us) were served with two complaints commencing two separate civil antitrust lawsuits (the "foreign customer lawsuits"). The first complaint was filed by 26 steelmakers and related parties, all but one of whom are located outside the U.S., and the second complaint was filed by 4 steelmakers, all of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law.

    In December 1999 and January 2000, we were served with complaints commencing two civil antitrust lawsuits (the "carbon electrode lawsuits"). Another producer of carbon electrodes is also a defendant in one of the lawsuits. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. The guilty pleas described above do not relate to carbon electrodes.

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(5)  CONTINGENCIES - (CONT.)

    Certain customers in other countries who purchased graphite electrodes, carbon electrodes or other products from us have threatened to commence civil antitrust lawsuits against us in the U.S. or in other jurisdictions with respect to the subject matter of the investigations and lawsuits described above.

    Through May 11, 2000, except as described in the next paragraph, we have settled all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible civil antitrust claims by certain other customers who negotiated directly with us. The settlements cover virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments there under have been timely paid. Amounts due under the settlement of the antitrust class action will increase if additional claims are filed by members of the class (which includes purchasers of graphite electrodes who are located outside the U.S. but who purchased graphite electrodes from our U.S. subsidiaries).

    The foreign customer lawsuits and the carbon electrode lawsuits have not been settled and are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against these lawsuits as well as all threatened lawsuits and possible unasserted claims, including those mentioned above. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims and are actively negotiating settlements of certain of these lawsuits and claims.

    It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

    ANTITRUST EARNINGS CHARGE

    We recorded a charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses could be materially higher than $340 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at March 31, 2000, $340 million continues to represent our estimate of such liabilities and expenses. In the aggregate,

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(5)  CONTINGENCIES - (CONT.)

    the fines and settlements described above and related expenses, net, are within the amounts used by us to evaluate the $340 million charge.

    Through March 31, 2000, we have paid an aggregate of $212 million of fines and net settlement and expense payments and $7 million of imputed interest. At March 31, 2000, $128 million remains in the reserve and, based on information known to us at May 12, 2000, the aggregate amount of remaining committed payments for fines and settlements at March 31, 2000 was about $76 million. The aggregate amount of remaining committed payments for imputed interest at March 31, 2000 was about $13 million. About $23 million of the committed payments for fines and settlements are due on or before March 31, 2001.

(6) NEW LONG-TERM DEBT

    On February 22, 2000, we completed a debt recapitalization. We obtained the New Senior Facilities and used the net proceeds to repay and terminate the Prior Senior Facilities, to redeem the Subordinated Notes at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, to repay certain other debt and pay related expenses.

    The New Senior Facilities consist of:

        o A Tranche A Facility providing for initial term loans of $137 million and of 161 million (equivalent to $158 million at February 22, 2000) to UCAR Finance. The Tranche A Facility amortizes in quarterly installments over six years, commencing June 30, 2000, with installments ranging from 2 million in 2000 to 17 million in 2005, with the final installment payable on December 31, 2005.

       o A Tranche B Facility providing for initial term loans of $350 million to UCAR Finance. The Tranche B Facility amortizes over eight years, commencing June 30, 2000, with nominal quarterly installments during the first six years, and quarterly installments of $41 million in 2006 and 2007, with the final installment payable on December 31, 2007.

       o A Revolving Facility providing for U.S. dollar and euro-denominated revolving and swingline loans to, and the issuance of U.S. dollar-denominated letters of credit for the account of, UCAR Finance and certain other subsidiaries in an aggregate principal and stated amount at any time not to exceed $250 million (or the equivalent in euros at the time of borrowing). The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


            investigations, lawsuits and claims do not exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt incurred by us that is not incurred under the New Senior Facilities).

    We are required to make mandatory prepayments in the amount of:

      o Either 75% or 50% (depending on the ratio of adjusted net debt to adjusted total EBITDA) of adjusted excess cash flow. The obligation to make these prepayments, if any, arises after the end of each year with respect to adjusted excess cash flow during the prior year.

      o 100% of the net proceeds of certain asset sales or certain debt incurrences.

      o 50% of the net proceeds of certain equity securities issuances by UCAR.

    We may make voluntary prepayments under the New Senior Facilities. There is no penalty or premium due in connection with prepayments (whether voluntary or mandatory).

    UCAR Finance makes intercompany loans of the net proceeds of borrowings under the New Senior Facilities to UCAR Global's subsidiaries. UCAR, UCAR Global and each of UCAR Global's subsidiaries has guaranteed, with certain exceptions, the obligations of UCAR Global's subsidiaries under the intercompany loans, except that our U.S. subsidiaries have not guaranteed obligations of our foreign subsidiaries. The obligations of UCAR Global's subsidiaries under the intercompany loans as well as these guarantees are secured, with certain exceptions, by first priority security interests in substantially all of our assets, except that no more than 65% of the capital stock or other equity interests in our foreign subsidiaries held directly by our U.S. subsidiaries and no other foreign assets secure obligations or guarantees of our U.S. subsidiaries. The obligations of UCAR Finance under the New Senior Facilities are secured, with certain exceptions, by first priority security interests in all of these intercompany loans (including the related security interests and guarantees).

    UCAR has unconditionally and irrevocably guaranteed the obligations of UCAR Finance under the New Senior Facilities. This guarantee is secured, with certain exceptions, by first priority security interests in all of the outstanding capital stock of UCAR Global and UCAR Finance and all of the intercompany debt owed to UCAR.

    The interest rates applicable to the Tranche A and Revolving Facilities are, at our option, either Euro LIBOR plus a margin ranging from 1.00% to 2.50% (depending on the leverage ratio) or the alternate base rate plus a margin ranging from 0.00% to 1.50% (depending on

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


    the leverage ratio). The interest rate applicable to the Tranche B Facility is, at our option, either Euro LIBOR plus a margin ranging from 2.50% to 2.75% (depending on leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.00%. The alternate base rate is the higher of the prime rate announced by Morgan Guaranty Trust Company of New York or the federal funds effective rate plus 0.50%. UCAR Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on the leverage ratio) on the undrawn portion of the commitments under the Revolving Facility.

    We enter into agreements with financial institutions which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. Use of these agreements is allowed under the New Senior Facilities.

    The New Senior Facilities contain a number of covenants that, among other things, significantly restrict our ability to sell assets, incur additional debt, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into sale and lease back transactions, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make intercompany dividend payments to UCAR, pay intercompany debt owed to UCAR, engage in transactions with affiliates, pay dividends to stockholders of UCAR or make other restricted payments and that otherwise significantly restrict corporate activities. UCAR Global is, however, permitted to pay dividends to UCAR of up to $15 million for the purpose of making an investment in UCAR Graph-Tech Inc. and may also distribute the capital stock of UCAR Graph-Tech Inc. to UCAR. In addition, we are permitted to pay dividends on, and repurchase, common stock in an aggregate amount of up to $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000.

    We are required to comply with specified minimum interest coverage and maximum leverage ratios, which become more restrictive over time.

    In addition to the failure to pay principal, interest and fees when due, events of default under the New Senior Facilities include: failure to comply with covenants; failure to pay when due, or other defaults permitting acceleration of, other indebtedness exceeding $7.5 million;
    judgment defaults in excess of $7.5 million to the extent not covered by insurance; certain events of bankruptcy; and certain changes in control.

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


    Aggregate payments (based on euro to U.S. dollar exchange rates at February 22, 2000) due on the Tranche A and B Facilities are: $8 million in 2000; $28 million in 2001; $68 million in 2002 and 2003; $72 million in 2004 and 2005; and $165 million in 2006 and 2007.

    EXTRAORDINARY ITEM

    In February 2000, we recorded an extraordinary charge of $21 million ($13 million after tax) related to our debt recapitalization. The extraordinary charge includes $5 million of bank and third party fees and expenses, $9 million of redemption premium on the Subordinated Notes, and the write-off of $7 million of deferred debt issuance costs.

(7) LAWSUIT AGAINST FORMER PARENTS

    On February 23, 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. The other defendants are Mitsubishi International Corporation, a U.S. subsidiary of Mitsubishi Corporation, and two of the respective representatives of Mitsubishi Corporation and Union Carbide Corporation who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in January 1995. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with the recapitalization were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in us and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. We expect to incur $10 million to $20 million in legal expenses to pursue this lawsuit through trial.

 (8)  SUBSEQUENT EVENT - PROPOSED PUBLIC OFFERING OF COMMON STOCK OF GRAFTECH
      INC.

    On April 18, 2000, GRAFTECH INC., a newly formed wholly owned holding company for UCAR Graph-Tech Inc., our wholly owned operating subsidiary in the flexible graphite business, filed a registration statement on Form S-1 with the Securities and Exchange Commission related to a proposed initial public offering of its common stock. A portion of the common stock to be sold would consist of newly issued shares to be sold by GRAFTECH INC. and the balance would consist of outstanding shares to be sold by our other subsidiaries. On that date, we announced that we intended to proceed with the offering, subject to market conditions, that no more than an aggregate of 20% of the shares outstanding after the offering would be sold and that the net proceeds received by our other subsidiaries would be used to repay debt. Net proceeds received by GRAPHTECH INC. would be retained by it for use by it. Costs associated with the offering, including underwriting discounting, legal, accounting and filing fees and incremental business realignment and separation costs, are expected to be paid from the gross proceeds of the offering.

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1

IMPORTANT TERMS

We use the following terms to identify various companies or groups of companies, markets or other matters. These terms help to simplify the presentation of information in this Report.

"UCAR" refers to UCAR International Inc. only. UCAR is our parent company and the issuer of the publicly traded common stock covered by this Report.

"UCAR GLOBAL" refers to UCAR Global Enterprises Inc. only. UCAR Global is a direct, wholly owned subsidiary of UCAR and the direct or indirect holding company for all our operating subsidiaries. UCAR Global was the issuer of our previously outstanding 12% senior subordinated notes due 2005 (the "SUBORDINATED NOTES") and was the primary borrower under our prior senior secured bank credit facilities (the "PRIOR SENIOR FACILITIES").

"UCAR FINANCE" refers to UCAR Finance Inc. only. UCAR Finance is a direct wholly owned special purpose finance subsidiary of UCAR and the borrower under our new senior secured credit facilities (the "NEW SENIOR FACILITIES").

"UCAR GRAPH-TECH" refers to UCAR Graph-Tech Inc. only. UCAR Graph-Tech is our wholly owned operating subsidiary engaged in the development, manufacture and sale of flexible graphite.

"CARBONE SAVOIE" refers to Carbone Savoie S.A.S. only. Carbone Savoie is a 70% owned subsidiary engaged, along with one of our wholly owned subsidiaries, in the development, manufacture and sale of graphite and carbon cathodes.

"SUBSIDIARIES" refer to those companies which, at the relevant time, were majority owned or wholly owned directly or indirectly by UCAR or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of UCAR's subsidiaries have been wholly owned (with de minimuis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1996 through December 31, 1999, except for:

    o our Russian subsidiary, which was acquired in late 1996 and early 1997 and has been wholly owned since then,

    o our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became wholly owned in order to facilitate the cessation of its manufacturing operations,

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

    o Carbone Savoie, which was acquired in early 1997 and has been 70% owned since then, and

    o our South African subsidiary, which was 50% owned until April 1997, when it became wholly owned.

"WE", "US" or "OUR" refers collectively to UCAR and its subsidiaries or, if the context so requires, UCAR, UCAR Global or UCAR Finance, individually.

"HOME MARKETS" refer to North America, Western Europe, Brazil and South Africa. We have major manufacturing facilities located in each of these markets, and these are our largest markets. All other markets are called "EXPORT MARKETS."

"FREE TRADING MARKETS" refer:

     o in the case of the graphite electrode, flexible graphite and graphite specialties industries, to the entire world, excluding China, and

     o in the case of cathodes, and carbon specialties, to the entire wold excluding China and the former Soviet Union.

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

References to cost in the context of our low-cost producer strategy do not include the unusual charges identified in the Consolidated Financial Statements on the lines entitled "antitrust investigations and related lawsuits and claims," "restructuring charge (credit)," "impairment loss on long-lived Russian assets," "impairment loss on long-lived graphite specialties assets," "write-down of graphite specialties inventory" or "securities class action and stockholder

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


derivative lawsuits," the impact of accounting changes, refinancing costs or expenses incurred in connection with lawsuits initiated by us.

Unless otherwise noted, all cost savings and reductions are estimates based on a comparison to costs in 1998 or the 1998 fourth quarter (annualized) and on the assumption that net sales and other operating conditions are the same in 1999, 2000, 2001, 2002 and thereafter as they were in 1998.

Neither any statements in this Report nor any charge taken by us relating to any legal proceedings constitute an admission as to any wrongdoing or liability.

Market data relating to the steel industry has been derived from publications by the International Iron and Steel Institute and other industry sources as well as our own estimates. Market data relating to the fuel cell industry has been derived from publications by securities analysts relating to Ballard Power Systems Ltd. ("BALLARD"), other industry sources and public filings, press releases and other public documents of Ballard as well as our own estimates. Market and market share data relating to the graphite and carbon industry as well as cost information relating to our competitors has been derived from the sources described above and public filings, press releases and other public documents of our competitors as well as our own estimates.

Unless otherwise noted, when we refer to dollars we mean U.S. dollars.

Reference is made to UCAR's Annual Report on Form 10-K for the year ended December 31, 1999 (the "ANNUAL REPORT") for background information on various contingencies and other matters related to circumstances affecting us and our industry.

FORWARD LOOKING STATEMENTS

This Report contains forward looking statements. In addition, from time to time, we or our representatives have made or may make other forward looking statements orally or in writing. These include statements about such matters as: future production of steel in electric arc furnaces; future prices and sales of and demand for graphite electrodes and other products; future operational and financial performance of various businesses; strategic plans and programs; impacts of regional and global economic conditions; restructuring strategic alliance, investment, acquisition, joint venture, operating, integration, tax planning, rationalization, financial and capital projects; legal matters and related costs; consulting fees and related projects; potential offerings and other actions regarding common stock of a holding company for UCAR Graph-Tech; and future costs, cost savings and reductions, margins, earnings and growth. The words "will," "may," "plan," "estimate," "project," "believe," "anticipate," "intend," "expect," "could," "should," "would" and similar expressions identify some of these statements.

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

    o the possibility that global or regional economic conditions may not improve or may worsen,

    o the possibility that announced or anticipated additions to capacity for producing steel in electric arc furnaces or announced or anticipated reductions in graphite electrode manufacturing capacity may not occur,

    o the possibility that increased production of steel in electric arc furnaces may not result in increased demand for, or price or volume stability or increases for, graphite electrodes,

    o the occurrence of unanticipated events or circumstances relating to pending antitrust investigations, lawsuits or claims,

    o the commencement of new investigations, lawsuits or claims relating to the same subject matter as the pending investigations, lawsuits or claims,

    o the possibility that the lawsuit against our former parents initiated by us could be dismissed or settled, our theories of liabilities or damages could be rejected, material counterclaims could be asserted against us, legal expenses and distraction of management could be greater than anticipated or unanticipated events or circumstances may occur,

    o the possibility of delays in or failure to achieve commercialization of proton exchange membrane ("PEM") fuel cells or to achieve successful development of next generation flexible graphite-based flow field plates used in PEM fuel cells and the occurrence of the other risks and uncertainties described in the registration statement or the most recent amendment thereto filed by GRAFTECH INC. with the SEC, which descriptions are incorporated by reference in this Report,

    o the possibility of delays in or failure to achieve successful development and commercialization of new or improved products, the possibility of delays in meeting or failure to meet targeted development objectives and the possible inability to find and successfully complete expansion of manufacturing capacity to meet growth in demand for new or improved products, if any,

                                     PART I

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


    o the occurrence of unanticipated events or circumstances relating to strategic plans or programs or restructuring, strategic alliance, investment, acquisition, joint venture, operating, capital, integration, tax planning, financial or rationalization projects, and

    o changes in interest or currency exchange rates, changes in capital markets or in the business, prospects, results of operations or financial condition of UCAR Graph-Tech or our need for funds that may result in delay or abandonment of any potential offering or changes in the terms of any potential offering, changes in competitive conditions, changes in inflation affecting our raw material, energy, or other costs, technological developments, and other risks and uncertainties, including those described or incorporated by reference in this Report or the Annual Report.

No assurance can be given that any future strategic alliance, joint venture, investment or acquisition projects or any potential offering described in this Report or the Annual Report will be completed or as to the timing or terms of any such transaction.

All subsequent written and oral forward looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC's rules, we have no duty to update these statements.

Nothing contained herein shall be deemed to constitute an admission as to liability in connection with any lawsuit or claim or to constitute and offer to sell or solicitation of an offer to buy any securities.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

GENERAL

We are the world's largest manufacturer of high quality graphite and carbon electrodes and cathodes as well as flexible graphite. We have a global business, selling our products in more than 80 countries and owning 15 manufacturing facilities located in Brazil, France, Italy, Mexico, Russia, Spain, South Africa, and the U. S. We operate in two business segments: graphite electrodes, which are our principal products; and graphite and carbon products, which include carbon electrodes, graphite and carbon cathodes, flexible graphite, and graphite and carbon specialties. Our graphite and carbon products business segment contributes about one-third of our net sales.

Graphite electrodes are consumed primarily in the production of steel in electric arc furnaces, the steelmaking technology used by all "mini-mills." Mini-mills constitute the growth sector of the steel industry. Graphite electrodes are also used for refining steel in ladle furnaces and in other smelting processes. Carbon electrodes are used primarily in the production of silicon metal, which is used in the manufacture of aluminum. Cathodes are used as lining for furnaces that smelt aluminum. Flexible graphite is used in gasket and other sealing applications primarily for internal combustion engines, pipe flanges, and chemical and petrochemical industry process equipment. Flexible graphite is a natural graphite based product, while most of our other products are petroleum coke-based products. We are developing applications for high quality, highly engineered natural graphite based products and solutions for customers in the fuel cell, electronic device, thermal management, building material, fire protection, accounts for electrical energy management and industrial furnace heat management industries. In addition to the steel and metals industries, we sell graphite and carbon products to the semiconductor, automotive, aerospace, chemical and transportation industries. We have the largest share of the free trading markets in all of our major product lines.

Our strategic goal is to be the best global, low-cost manufacturer and customer service-driven company with the best product performance in the graphite and carbon industry.

We believe that, in addition to our large market shares, our strengths include:

   o our global manufacturing base, which includes multiple, fully integrated, state of the art facilities in diverse geographic regions,

   o our successful global restructuring, reengineering, rationalization and integration projects and programs that have generated cost savings and operating efficiencies and reduced our

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES



   o cost structure for manufacturing graphite electrodes and cathodes, which we believe is currently the lowest among the major producers in the industry,

   o   our management team,

   o   our exceptional customer service,

   o   our diversified customer base, and

   o   our product innovation and process improvement capabilities.

To achieve our strategic goal, we are focusing significant efforts on further reducing costs, improving operating efficiencies and improving product quality and technical and commercial customer services. We are restructuring our graphite specialties business and implementing a global business transformation initiative entitled POWER OF ONE. We are pursuing strategic alliances and growth opportunities that enhance or complement our existing businesses. We are also focusing on developing new related products and expanding applications for our existing products.

We seek to build on these strengths and use these strategies to generate revenue growth, maximize free cash flow, reduce leverage and maintain and enhance gross margins.

RESTRUCTURING, RATIONALIZATION AND COST SAVINGS PLANS

UCAR's Board of Directors adopted a global restructuring and rationalization plan in September 1998, and we launched new initiatives to enhance the plan in October 1999. We believe that the plan is the most aggressive major cost reduction plan currently being implemented in the graphite and carbon industry. We estimate that the enhanced plan will generate cost savings at an annualized run rate of about $112 million by the end of 2000, $135 million by the end of 2001 and $165 million by the end of 2002 and thereafter. We achieved cost savings of over $73 million in 1999, exceeding our original target of $64 million.

The original plan included plant rationalization, plant cost reduction and overhead cost reduction. The plant rationalization phase of the plan involved the closure of our higher cost manufacturing facilities in Canada and Germany and the downsizing of our manufacturing facilities in Russia. The overhead cost reduction phase of the plan included consolidation and relocation of our corporate headquarter functions to Nashville, Tennessee and our European administrative functions in our Swiss subsidiary.

We believe that the cost savings under the original plan have enabled us to strengthen our competitiveness. We also believe, however, that we must continue

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES



to enhance our focus on cost savings to achieve the ultimate objectives of the plan. Accordingly, in October 1999, we launched new initiatives that we estimate will generate cost savings at an annualized run rate of $30 million by the end of 2002.

As a result of the enhanced plan, graphite electrode average cost of sales per metric ton in the 2000 first quarter was 3% (or $55 per metric ton) lower than it was in the 1999 fourth quarter and 9% lower than in the 1999 first quarter. We estimate that the enhanced plan will generate cost savings (including an annualized reduction in interest expense as a result of our recent debt recapitalization) at an annualized run rate that is $32 million greater by the end of 2000 than they were at the end of 1999.

Cost savings are helping to stabilize our gross margin. Gross margin was essentially the same in the 2000 first quarter as it was in the 1999 fourth quarter, despite a decline of 6% in net sales in the 2000 first quarter from the 1999 fourth quarter. We completed a global benchmarking study during the 1999 third quarter that identified opportunities for performance improvements and cost savings in certain key global administrative and transaction processing functions. These opportunities should allow for achievement of our target of reducing selling and administrative expenses to 8% of net sales by the end of 2002, a reduction of almost 30% as compared to 1998.

We continue to evaluate and refine our debt, working capital and organizational structures to improve cash management and reduce tax expense. The debt recapitalization we completed in February 2000, along with our tax planning initiatives, should allow us to benefit from our existing and anticipated tax credits, helping us to achieve our targeted effective average annual tax rate of 25% over the four years ending 2002. The majority of the savings expected from implementation of these initiatives are anticipated to be realized during 2001 and 2002.

Our enhanced plan targets the reduction of gross debt to $550 million by the end of 2002 and a substantial reduction in annual interest expense. Our ability to achieve these targets could be affected materially by such factors as changes in market interest rate levels, delays in completing or failure to complete an initial public offering of common stock of a holding company for our flexible graphite business or strategic alliance, joint venture or acquisition projects, changes in strategic plans or programs, or changes in conditions affecting us, our industry or our cost saving, tax planning or other initiatives.

In support of our strategy, we have launched a global business transformation initiative entitled POWER OF ONE. POWER OF ONE is a coordinated global self-assessment and business process rationalization and transformation initiative driving one consistent theme throughout our organization: "becoming the best." We have mobilized global teams that are reassessing every aspect of the way we do business. The initiative has already challenged and empowered our workforce, identified business-to-business opportunities with existing and potentially new trading partners and established targets for improving quality, speed and efficiency across our extended enterprise. The initiative will require

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES



an investment of approximately $5 million in 2000 and $20 million to $25 million over the three years ending 2002. We believe, however, that most of this investment will be funded from cost savings expected to be realized.

The POWER OF ONE initiative also includes evaluating every aspect of our supply chain performance. We expect to achieve non-recurring improvement in cash flow from operations by reducing inventories, as measured against inventory levels and based on production levels for the 1999 first nine months (annualized), by over 20% (or $50 million), to about $180 million, and reducing our cash cycle time by about one-third by the end of 2002.

During late 1999, our graphite specialties business, which accounted for about 9% of our net sales in 1999, experienced significant adverse change due to a decline in demand for graphite specialties (particularly from certain segments of the semiconductor industry), growth in supply due to expansion by other producers, a decline in prices for graphite specialties, and delays in bringing new and improved products to market. The assets and inventory of this business are located primarily at our plant in Clarksburg, West Virginia. Since the future estimated undiscounted cash flows expected to result from the use of these assets were below their respective carrying amounts, in the 1999 fourth quarter, we wrote down the carrying value of these assets to their fair market value. Due to these same factors, in February 2000, we announced that we would restructure the business. The key elements of the restructuring consist of elimination of certain product lines and rationalization of operations to reduce costs and improve profitability of remaining product lines. Accordingly, in the 2000 first quarter we recorded a restructuring charge of $6 million. We expect to complete the restructuring by the end of the 2001 first quarter. We expect the restructuring to generate cost savings at an annual run rate of $7 million by the end of 2001.

DEBT RECAPITALIZATION

In February 2000, we completed a debt recapitalization. We obtained the New Senior Facilities, which consist of a $300 million, six year tranche A term loan facility, a $350 million, eight year tranche B term loan facility and a $250 million, six year revolving credit facility. The tranche A and revolving facilities are dollar/euro dual currency facilities. We used the net proceeds of the New Senior Facilities to terminate and repay about $490 million of debt under the Prior Senior Facilities, to redeem all $200 million of the Subordinated Notes at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, to replace the outstanding borrowings under our old revolving credit facility, to repay certain other debt and to pay related expenses.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


The debt recapitalization:

   o lowers our average interest rate (at current market interest rate levels) by about 200 basis points (equivalent to a reduction of interest expense by about $10 million for 2000 and $12 million on an annualized basis at current debt levels),

   o     extends the average maturities of our debt,

   o     enables us to repay our debt without penalty or premium, and

   o increases our ability to repurchase common stock, make acquisitions and pursue strategic initiatives.

We recorded an extraordinary charge of $13 million, net of tax, in connection with our debt recapitalization. The charge includes the redemption premium on the Subordinated Notes, bank, legal, accounting, filing and other fees and expenses, and write-off of deferred debt issuance costs.

LITIGATION MATTERS

In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation ("MITSUBISHI") and Union Carbide Corporation ("UNION CARBIDE"). In the lawsuit, we allege, among other things, that certain payments made to our former parents were unlawful, that our former parents were unjustly enriched by receipts from their investments in us and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. We expect to incur $10 million to $20 million in legal expenses to pursue this lawsuit through trial.

Since 1997, we have been served with subpoenas, search warrants and information requests by antitrust authorities in the U.S., the European Union and elsewhere in connection with antitrust investigations. In addition, civil antitrust lawsuits have been commenced and threatened against us and other producers and distributors of graphite and carbon electrodes in the U.S. and elsewhere. We recorded a charge against results of operations for 1997 in the amount of $340 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. In April 1998, UCAR pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine in the aggregate amount of $110 million, payable in six annual installments (the "DOJ FINE"), of which $91 million is treated as a fine and $19 million is treated as imputed interest for accounting purposes. In March 1999, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. We have settled virtually all of the graphite electrode antitrust claims by steelmakers in the United States and Canada as well as antitrust claims by certain other customers. None of the

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES



settlement or plea agreements in connection with antitrust investigations or related lawsuits or claims contain restrictions on future prices of our graphite electrodes. Actual liabilities and expenses could be materially higher than such reserve. The guilty pleas make it more difficult to defend against other investigations, lawsuits and claims.

GLOBAL ECONOMIC CONDITIONS

We are a global company and serve every geographic market worldwide. Accordingly, we are impacted in varying degrees, both positively and negatively, as country or regional conditions affecting the markets for our products fluctuate.

In 1998, the economic downturn in the Asia Pacific region directly or indirectly affected most of the worldwide markets for steel and other metals, semiconductors and certain other products made by our customers. This adversely affected demand and pricing for graphite electrodes and most of our other products. These circumstances negatively impacted our results of operations in 1998 and 1999.

As a result of the continued strength of the U.S. and European economies and the beginning of recovery in other areas of the global economy, we believe that, in the 1999 second quarter, worldwide electric arc furnace steel production began to gradually recover. We also believe that, in 1999, worldwide production by customers for many of our other products began to gradually recover.

We are benefiting from that recovery. Our volume of graphite electrodes sold in our home markets has gradually increased. By the 1999 third quarter, volume had returned to the 1998 second quarter level. However, we remain cautious on improvements in our volume of graphite electrodes sold overall, particularly in the export markets where prices are still depressed. Our average graphite electrode prices have declined 19% since the 1998 second quarter. We believe, however, that industry fundamentals support our long term strategy.

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

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES




HIGHLIGHTS OF 2000 FIRST QUARTER AS COMPARED TO 1999 FOURTH QUARTER

Graphite electrode net sales declined to $129 million in the 2000 first quarter from $145 million in the 1999 fourth quarter, primarily due to lower shipments, lower selling prices and the impact of changes in currency exchange rate. The average sales revenue per metric ton of graphite electrodes in the 2000 first quarter was $2,485 as compared to the average in the 1999 fourth quarter of $2,607. About 60% of the decline in the average was due to lower selling prices and changes in product mix, and 40% was due to changes in currency exchange rates. Volume of graphite electrodes sold during the 2000 first quarter was 51,200 metric tons, down from 54,600 metric tons in the 1999 fourth quarter. Graphite electrode gross profit in the 2000 first quarter was $40 million (31.0% of net sales), down from gross profit in the 1999 fourth quarter of $47 million (32.4% of net sales). The decrease in gross margin was largely due to lower average sales revenue per metric ton and, and to a lesser extent, lower shipments, partially offset by improvements in cost of sales. Despite higher fixed costs per metric ton associated with lower shipping and production levels during the 2000 first quarter, we benefited from our cost savings and a favorable impact of changes in currency exchange rates on cost of sales. This resulted in a $55 lower average cost of sales per metric ton for the 2000 first quarter as compared to the 1999 fourth quarter.

Graphite and carbon product net sales increased to $66 million in the 2000 first quarter from $63 million in the 1999 fourth quarter, primarily due to $2 million of higher volume of flexible graphite sold. Graphite specialties sales volume remained stable, while sales volume for cathodes and carbon electrodes improved. Graphite and carbon product gross profit in the 2000 first quarter was $17 million (25.8 % of net sales), up from gross profit in the 1999 fourth quarter of $13 million (20.6 % of net sales) excluding inventory write down of $8 million. The increase in gross margin was mainly due to $3 million of improvements in gross profit in our flexible graphite business.

Selling, administrative and other expense was $24 million in the 2000 first quarter, an increase of $3 million from $21 million in the 1999 fourth quarter. This expected increase was due to increased administrative costs including about $1 million related to the POWER OF ONE initiative.

Interest expense was $21 million in the 2000 first quarter, $1 million higher than in the 1999 fourth quarter due to higher average total debt levels due to the notice period required for redemption of the Subordinated Notes.

Excluding the impact of the restructuring of the graphite specialties business, provision for income taxes was $2 million for the 2000 first quarter as compared to $5 million for the 1999 fourth quarter. For the 2000 first quarter, the effective income tax rate was 25%, before the impact of the restructuring of the graphite specialties business.

Cash flow from operations was a positive $20 million in the 2000 first quarter, before antitrust fines and net settlement payments of $3 million and restructuring payments of $3 million. Net working capital increased by $10 million in the 2000 first quarter, before antitrust fines and net settlement

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


payments and restructuring payments. Working capital was adversely affected by a reduction in accounts payable due to the final installment of interest on the Subordinated Notes, supplier payment timing differences and certain employee expenses which more than offset a favorable reduction in accounts receivable and inventory.

Net debt (total debt less cash, cash equivalents and short-term investments) was $721 million at March 31, 2000 as compared to $702 million at December 31, 1999. The increase in net debt was primarily due to $25 million in expenses associated with our debt recapitalization.

OUTLOOK

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

We believe that worldwide production of steel in electric arc furnaces will continue to show steady recovery and growth. We continue to see strong order demand for graphite electrodes. We believe that graphite electrode manufacturing capacity utilization rates in the free trading markets are approaching the 95% level. We also believe that these high operating rates are beginning to cause shipment/scheduling difficulties for some of the other producers. As a result, we have announced a price increase of $150 per metric ton for graphite electrodes sold in Western Europe, Middle East, North Africa and Asia Pacific (excluding Japan), effective for all orders booked on or after April 3, 2000. With the majority of our 2000 business already having been booked we would expect that this price increase should have a slight positive effect on net sales this year. The strength of the dollar as compared to the euro and other currencies in which we sell our products, as well as competitive pressures, could continue to adversely affect our graphite electrode prices. This could adversely affect our earnings in future quarters.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES



We believe that on the whole demand and prices for most of our graphite and carbon products will remain relatively steady or improve slightly in 2000, except for graphite specialties. We expect gross margin of the graphite and carbon product business segment to return to early 1999 levels by the end of 2000. Following completion of the restructuring of our graphite specialties business, we expect gross margin to exceed those levels in 2001.

As previously announced, we have been studying a number of financial options for delivering more value to our stockholders from our flexible graphite business over the near term. UCAR Graph-Tech is our wholly owned operating subsidiary in the flexible graphite business. After reviewing many alternative, UCAR's Board of Directors has determined to proceed with an initial public offering of common stock of a new holding company for UCAR Graph-Tech, subject to market conditions. This alternative will allow greater flexibility for UCAR Graph-Tech to pursue new markets, compete for personnel and pursue potential acquisitions. For example, UCAR Graph-Tech and Mazaran Mining Corporation recently signed a memorandum of understanding relating to an arrangement to develop and commercialize a natural graphite flake deposit located in Quebec Canada.

On April 18, 2000, GRAFTECH INC., the newly formed wholly owned holding company for UCAR Graph-Tech, filed a registration statement on Form S-1 with the SEC related to the proposed offering. A portion of the common stock to be sold would consist of newly issued shares to be sold by GRAFTECH INC. and the balance would consist of outstanding shares to be sold by our other subsidiaries. No more than an aggregate of 20% of the common stock outstanding after the offering would be sold and the net proceeds received by GRAFTECH INC. would be retained by it for use in its business. After completion of the offering, for as long as we continue to own a substantial portion of the outstanding common stock of GRAFTECH INC., the market price of common stock of UCAR could experience volatility based on changes in the market price of common stock of GRAFTECH INC. Costs associated with the offering, including underwriting, discounting, legal, accounting and filing fees and incremental business realignment and separation costs, are expected to be paid from the gross proceeds of the offering.

CURRENCY MATTERS

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

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES



dollar for their purchases and sales) where we record foreign currency translation gains and losses as part of other (income) expense, net in the Consolidated Statement of Operations. We also record foreign currency transaction gains and losses as part of other (income) expense, net.

During 1999 and 2000 first quarter, many of the currencies in which we manufacture and sell our products weakened against the dollar. The most significant consisted of the weakening of the euro, which devalued about 18% against the dollar in 1999 and about 5% in the 2000 first quarter, the weakening of the Brazilian currency, which devalued about 49% against the dollar during 1999 and strengthened about 3% in the 2000 first quarter, and the weakening of the South African currency, which devalued about 6% in 2000 first quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

Net sales of $195 million in the 2000 first quarter represented a $7 million, or 3%, decrease from net sales of $202 million in the 1999 first quarter. Gross profit of $57 million in the 2000 first quarter represented a $6 million, or 10%, decrease from gross profit of $63 million in the 1999 first quarter. Gross profit margin was 29.2% in the 2000 first quarter as compared to 31.2% in the 1999 first quarter.

The decrease in net sales and gross profit was primarily due to lower average sales revenue per metric ton (in dollars and net of changes in currency exchange rates). The impact of this factor was partially offset by higher sales volumes. Lower average sales revenue per metric ton (in dollars and net of changes in currency exchange rates) was due primarily to changes in global economic conditions that affected prices of many of our products, particularly graphite electrodes. Lower cost of sales was primarily due to cost savings, partially offset by higher sales volume. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than the percentage decrease in cost of sales, some of which are essentially fixed.

GRAPHITE ELECTRODE BUSINESS SEGMENT. Net sales of graphite electrodes decreased 2%, or $3 million, to $129 million in the 2000 first quarter from $132 million in the 1999 first quarter. The decrease was primarily attributable to a reduction in average sales revenue per metric ton (in dollars and net of changes in currency exchange rates), partially offset by higher sales volume. The average sales revenue per metric ton (in dollars and net of changes in currency exchange rates) of our graphite electrodes was $2,485 in the 2000 first quarter as compared to $2,757 in the 1999 first quarter. This represented a reduction in net sales of about 14 million. Changes in currency exchange rates accounted for about $7 million of the $14 million. The balance of the $14 million was largely attributable to lower graphite electrode selling prices both in home and export markets and changes in product mix.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES



Volume of graphite electrodes sold increased 4,600 metric tons, or 10%, to 51,200 metric tons in the 2000 first quarter from 46,600 metric tons in the 1999 first quarter. The increased volume of graphite electrodes sold represented an increase in net sales of about $11 million.

Cost of sales for graphite electrodes increased 1%, or $1 million, to $89 million in the 2000 first quarter from $88 million in the 1999 first quarter. Gross profit declined 9%, or $4 million, to $40 million in the 2000 first quarter from $44 million in the 1999 first quarter. Gross profit margin for graphite electrodes decreased to 31.0% in the 2000 first quarter from 33.3% in the 1999 first quarter.

The increase in cost of sales was primarily due to higher production levels, partially offset by lower average graphite electrode cost per ton resulting from cost savings. Our average cost of sales per metric ton was $165 lower in the 2000 first quarter than in the 1999 first quarter. The decrease in gross profit margin was due to the fact that there was a decrease in net sales and an increase in cost of sales.

GRAPHITE AND CARBON PRODUCTS BUSINESS SEGMENT. Net sales of graphite and carbon products decreased 6%, or $4 million, to $66 million in the 2000 first quarter from $70 million in the 1999 first quarter. The decrease was primarily due to the global economic conditions that resulted in lower demand and lower prices for graphite specialties sold to the semiconductor, aerospace and aircraft industries, as well as lower demand and lower prices for certain products sold to the silicon metals industry. Increased demand for graphite cathodes was offset by lower demand for carbon cathodes.

Cost of sales for graphite and carbon products decreased 4%, or $2 million, to $49 million in the 2000 first quarter from $51 million in the 1999 first quarter. This decrease resulted primarily from cost savings, changes in product mix and seasonal declines in certain plant support costs, partially offset by inefficiencies from reduced production levels and higher average fixed costs per unit due to lower production levels. Gross profit declined 11%, or $2 million, to $17 million in the 2000 first quarter from $19 million in the 1999 first quarter. Gross profit margin decreased to 25.8% in the 2000 first quarter from 27.1% in the 1999 first quarter. The decrease in gross profit margin was due to the fact that the percentage decrease in net sales exceeded the percentage decrease in cost of sales.

OPERATING PROFIT FOR US AS A WHOLE. Operating profit in the 2000 first quarter was $24 million, or 12.3% of net sales, as compared to operating profit in the 1999 first quarter of $42 million, or 20.7% of net sales. Operating profit in the 2000 first quarter includes a restructuring charge of $6 million for our graphite specialties business. Excluding the restructuring charge, operating profit in the 2000 first quarter would have been 15.4%, which was lower than in the 1999 first quarter primarily due to lower gross profit, higher selling, administrative and other expense and an increase in other expense.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES




Selling, administrative and other expense increased to $24 million in the 2000 first quarter from $22 million in the 1999 first quarter primarily due to higher administrative costs including additional costs related to the POWER OF ONE initiative.

Other (income) expense, net, was nil in the 2000 first quarter as compared to income of $3 million in the 1999 first quarter. The change was primarily due to a $2 million impact of changes in the currency exchange rates and the balance was due to expenses incurred in connection with the lawsuit initiated by us against our former parents, consulting fees relating to the POWER OF ONE initiative and lower interest income due to a decrease in short term investments.

OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense decreased to $21 million in the 2000 first quarter from $22 million in the 1999 first quarter. The decrease resulted primarily from lower average annual interest rates, partially offset by higher average total debt outstanding. Average outstanding total debt was $841 million in the 2000 first quarter as compared to $834 million in the 1999 first quarter. Average outstanding total debt for the 2000 first quarter would have been $775 million but for the fact that the Subordinated Notes continued to be outstanding for 30 days after our debt recapitalization due to the notice period required for redemption. The average annual interest rate was 9.48% in the 2000 first quarter as compared to 9.99% in the 1999 first quarter. These average annual interest rates exclude imputed interest on the DOJ fine. The decrease in the average annual interest rate was due primarily to a change in the index for determining market interests (from LIBOR to Euro LIBOR) and a decrease in the margin over market interest rates on which our interest rates are determined as result of our debt recapitalization in February 2000, partially offset by an increase in market interest rates.

Provision for income taxes was nil in the 2000 first quarter as compared to $5 million in the 1999 first quarter. The effective tax rate for the 2000 first quarter, excluding the impact of the tax benefit relating to the restructuring of our graphite specialties business, was 25%, which was lower than the U.S. federal statutory income tax rate of 35%. The lower rate in the 2000 first quarter was primarily a result of tax planning strategies, earnings repatriation plans and earnings from consolidated entities with lower effective tax rates. The effective tax rate for the 1999 first quarter was 27%. This rate for the 1999 first quarter was lower than the U.S. federal statutory income tax rate primarily as a result of earnings from consolidated entities with lower effective tax rates.

In connection with our debt recapitalization, we recorded a extraordinary charge of $13 million, net of tax.

As a result of the changes described above, net loss for the 2000 first quarter was $11 million as compared to net income for the 1999 first quarter of $14 million.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES



LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds have consisted principally of invested capital, cash flow from operations and debt financing. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures and payment of fines, liabilities and expenses in connection with investigations, lawsuits and claims.

We are highly leveraged and have substantial obligations in connection with investigations, lawsuits and claims. We had total debt of $736 million and stockholders' deficit of $312 million at March 31, 2000, as compared to total debt of $722 million and stockholders' deficit of $293 million at December 31, 1999. Cash and cash equivalents and short-term investments were $15 million at March 31, 2000 as compared to $20 million at December 31, 1999. Debt (net of cash, cash equivalents and short-term investment) was $721 million at March 31, 2000 as compared to $702 million at December 31, 1999.


CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES

Cash flow provided by operating activities was $14 million in the 2000 first quarter as compared to cash flow used in operating activities of $13 million in the 1999 first quarter. The increased generation of cash flow of $27 million resulted primarily from decreased use of cash flow from working capital of $34 million. The improvement was due primarily to a reduction in the use of cash for notes and accounts receivable of $35 million and a reduction in the use of cash for fines and net settlement payments and expenses of $15 million, partially offset by an increase in use of cash for accounts payable and accruals of $23 million.

CASH FLOW USED IN INVESTING ACTIVITIES

We used $7 million of cash flow for investing activities during the 2000 first quarter as compared to $9 million during the 1999 first quarter. This reduction of $2 million was primarily due to a reduction in cash flow used for capital expenditures.


CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Cash flow used in financing activities was $9 million for the 2000 first quarter as compared to cash provided by financing activities of $37 million in the 1999

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


first quarter. During the 2000 first quarter, we incurred $28 million of costs in connection with our debt recapitalization in February 2000, of which we paid $25 million through March 31, 2000.

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments. This statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are currently evaluating the impact of SFAS 133 on our financial position, results of operations and cash flows.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risks primarily from changes in interest rates and currency exchange rates. To manage our exposure to these changes, we routinely enter into various transactions that have been authorized according to documented policies and procedures. We do not use derivatives for trading or speculative purposes or to generate income, and we never use leveraged derivatives.

Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to LIBOR or euro LIBOR. We enter into agreements with financial institutions which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. During 1997, we purchased interest rate caps on up to $250 million of debt, limiting the floating interest rate factor on this debt to a weighted-average rate of 8.2% for the period commencing February 1998 and continuing through various dates ending February 2001. In February 1999, we purchased interest rate caps on $470 million of debt, limiting the floating interest rate factor on this debt to 5.1% through 1999. In the 2000 first quarter, we purchased interest rate caps on $346 million of debt and entered into interest rate swaps for $100 million of debt, limiting the floating interest rate factor on this debt to 6.5% through various dates ending in February 2001. Fees related to these agreements are charged to interest expense over the term of the agreements.

Our exposure to changes in currency exchange rates results primarily from:

   o investments in our foreign subsidiaries and in our share of the earnings of those subsidiaries, which are denominated in local currencies,

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES



   o raw material purchases made by our foreign subsidiaries in a currency other than the local currency, and

   o export sales made by our subsidiaries in a currency other than the local currency.

When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. We held contracts for the purpose of hedging against these risks with an aggregate notional amount of about $192 million at March 31, 2000 and $233 million at December 31, 1999. All of our contracts mature within one year. All of our contracts are marked-to-market and, accordingly, transaction gains and losses are reflected in the statement of operations. Unrealized gains and losses on our outstanding contracts were not material at December 31, 1999 or March 31, 2000.

We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates on reported earnings at March 31, 2000. Based on this analysis, a hypothetical 10% weakening or strengthening in the U.S. dollar would have resulted in a change in our annual earnings of about $3 million to $6 million. A hypothetical increase in interest rates of 100 basis points across all maturities would increase our annual interest expense by about $7 million.

                           PART II. OTHER INFORMATION

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


                            ITEM 1. LEGAL PROCEEDINGS

ANTITRUST MATTERS

ANTITRUST INVESTIGATIONS

On June 5, 1997, we were served with subpoenas issued by the United States District Court for the Eastern District of Pennsylvania (the "DISTRICT Court") to produce documents to a grand jury convened by attorneys for the Antitrust Division of the U.S. Department of Justice (the "DOJ") and a related search warrant in connection with a criminal investigation as to whether there had been any violation of U.S. federal antitrust law by producers of graphite electrodes. Concurrently, representatives of Directorate General-Competition of the Commission of the European Communities, the antitrust enforcement authority of the European Union (the "EU COMPETITION AUTHORITY"), visited offices of one of our French subsidiaries for purposes of gathering information in connection with an investigation as to whether there has been any violation of the antitrust law of the European Community by those producers. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses.

In December 1997, UCAR's Board of Directors appointed a special committee of outside directors to exercise the power and authority of UCAR's Board of Directors in connection with antitrust investigations and related lawsuits and claims.

On April 7, 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the U.S. resulting in agreements to fix prices and allocate market shares in the U.S. and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. On April 24, 1998, pursuant to the plea agreement, UCAR pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing 1998. The plea agreement was approved by the District Court and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. The payments due in 1998, 1999 and 2000 were timely made.

In January 2000, pursuant to a plea agreement with the DOJ, Robert P. Krass, former Chairman of the Board, President and Chief Executive Officer, who retired and resigned from all positions

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


with us in March 1998, pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to a term of incarceration and payment of a fine. In February 2000, pursuant to a plea agreement with the DOJ, Robert J. Hart, former Senior Vice President and Chief Operating Officer, who retired and resigned from all positions with us in March 1998, pled guilty to a similar charge and was sentenced to a term of incarceration and payment of a fine. In January 2000, George S. Schwegler, former Director, Export Sales Europe, was indicted by the DOJ on a similar charge. We do not intend to reimburse Messrs. Krass and Hart for their fines or Mr. Schwegler for any costs or fines he may incur as a result of such indictment.

In January 2000, Mitsubishi Corporation, one of our former parents, was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes.

In April 1998, the Canadian Competition Bureau (the "COMPETITION BUREAU") commenced a criminal investigation as to whether there had been any violation of Canadian antitrust law by producers of graphite electrodes. In March 1999, pursuant to a plea agreement between our Canadian subsidiary and the Competition Bureau, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn.$11 million. The court approved the plea agreement and, as a result, under the plea agreement, we will not be subject to prosecution by the Competition Bureau with respect to any other violations of Canadian antitrust law occurring prior to the date of the plea agreement. The fine was timely paid.

We became aware, in June 1998, that the Japanese antitrust enforcement authority had commenced an investigation as to whether there had been any violation of Japanese antitrust law by producers and distributors of graphite electrodes. In addition, we became aware, in October 1999, that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. We have no facilities or employees in Japan or Korea. We believe that, among other things, we have good defenses to any claim that we are subject to the jurisdiction of either such authority. In March 1999, the Japanese antitrust authority issued a warning letter to the four Japanese graphite electrode producers. While the Japanese antitrust authority did not issue a similar warning to us, the warning letter issued to the Japanese producers did reference us as a member of an alleged cartel.

In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. The statement does not set forth any proposed fines or the impact which cooperation by us or other producers would have on the respective

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES



fines, if any. The maximum fine for such a violation is ten percent of a company's revenue during the year preceding the year in which the fine is assessed. We believe that we have provided substantial cooperation to the EU Competition Authority and are, therefore, entitled to a reduction in the amount of any fine which would otherwise be assessed. We believe that proceedings of this nature typically continue for about nine to twelve months before any fine is assessed. Any such assessment would be subject to appeal before the Court of First Instance in Luxembourg, although the fine or collateral security therefor would be payable three months after such assessment.

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

ANTITRUST LAWSUITS

In 1997, we and other producers of graphite electrodes were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint in the District Court (the "ANTITRUST CLASS ACTION LAWSUIT"). In the consolidated complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes. In August 1998, the District Court certified a class of plaintiffs consisting of all persons who purchased graphite electrodes in the U.S. (the "CLASS") directly from the defendants during the period from July 1, 1992 through June 30, 1997 (the "CLASS period").

In 1998 and 1999, we and other producers of graphite electrodes were served by steelmakers in the United States and Canada with complaints and petitions commencing nine separate civil antitrust lawsuits in various courts (the "OTHER INITIAL LAWSUITS"). In the complaints and petitions, the plaintiffs allege that the defendants violated U.S. federal, Texas or Canadian antitrust laws and Canadian conspiracy law in connection with the sale of graphite electrodes.

In 1999, we and other producers of graphite electrodes were served two complaints commencing two separate civil antitrust lawsuits in the District Court. The first complaint entitled FERROMIN INTERNATIONAL TRADE
CORPORATION, ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 26

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


steelmakers and related parties, all but one of whom are located outside the U.S., and the second complaint entitled BHP NEW ZEALAND LTD. ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 4 steelmakers, all of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law.

All antitrust lawsuits against one producer of graphite electrodes, SGL Carbon Corporation, the U.S. subsidiary of SGL Carbon AG, had been stayed as a result of the filing in December 1998 of a petition by SGL Carbon Corporation in the United States District Court for the District of Delaware for reorganization in a proceeding under Chapter 11 of the U.S. Bankruptcy Code. In December 1999, the Third Circuit Court of Appeals ruled that the proceeding should be dismissed because it was not filed in good faith. The proceeding was dismissed in March 2000.

In December 1999 and January 2000, we were served with two complaints commencing two civil antitrust lawsuits. The first complaint, filed in the District Court, is entitled GLOBE METALLURGICAL, INC. V. UCAR INTERNATIONAL INC., ET AL., and the second complaint, filed in United States Bankruptcy Court for the North District of Ohio, is entitled IN RE SIMETCO, INC. (together with the first complaint, the "CARBON ELECTRODE LAWSUITS"). SGL Carbon AG is also named as a defendant in the first complaint. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. The guilty pleas described above do not relate to carbon electrodes.

Certain customers who purchased graphite electrodes, carbon electrodes or other products from us have threatened to commence antitrust lawsuits against us in the U.S. or in other jurisdictions with respect to the subject matter of the investigations and lawsuits described above. We are aware that Messrs. Krass and Hart have been named as defendants in certain civil antitrust lawsuits. We do not intend to reimburse them for any of their liabilities or expenses in connection therewith.

Through May 11, 2000, except as described in the next paragraph, we have settled all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible antitrust claims by certain other customers who negotiated directly with us. The settlements cover virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments due thereunder have been timely made. Amounts due under the settlement of the

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


antitrust class action will increase if additional claims are filed by members of the class (which includes purchasers of graphite electrodes who are located outside the U.S. but who purchased graphite electrodes from our U.S. subsidiaries).

The foreign customer lawsuits and the carbon electrode lawsuits have not been settled and are still in their early stages. We have been vigorously defending against these lawsuits as well as all threatened lawsuits and possible unasserted claims, including those mentioned above. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims.

It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

1997 ANTITRUST EARNINGS CHARGE

We recorded a pre-tax charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million reserve is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as the on-going investigation by the EU Competition Authority and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $340 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at May 12, 2000, such amount continues to represent our estimate of such liabilities and expenses. In the aggregate, the fines and settlements described above and related expenses, net, are within the amounts we used to evaluate the $340 million charge.

Through March 31, 2000, we have paid an aggregate of $212 million of fines and net settlement and expense payments and $7 million of imputed interest. At March 31, 2000, $128 million remains in the reserve and, based on information known to us at May 12, 2000, the aggregate amount of remaining committed payments for fines and settlements at March 31, 2000 was about $76 million. The aggregate amount of remaining committed payments for imputed interest at March 31, 2000 was about $13 million. About $23 million of the committed payments for fines and settlements are due on or before March 31, 2001.

STOCKHOLDER DERIVATIVE AND SECURITIES CLASS ACTION LAWSUITS

In March 1998, UCAR was served with a complaint commencing a stockholder derivative lawsuit in the Connecticut Superior Court (Judicial District of Danbury). Certain former and current officers and directors were named as defendants. UCAR was named as a nominal defendant. In October 1999, UCAR and the individual defendants entered into an agreement settling the lawsuit. The

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


settlement received court approval in December 1999, and the appeal period expired in January 2000.

SECURITIES CLASS ACTION LAWSUIT

In April and May 1998, UCAR was served with complaints commencing securities class actions in the U.S. District Court for the District of Connecticut. The complaints were consolidated into a single complaint and the Florida State Board of Administration was designated lead plaintiff. UCAR and certain former and current officers and directors were named as defendants. The class of plaintiffs consists of all persons (other than the defendants) who purchased common stock during the period from August 1995 through March 1998. In October 1999, UCAR and the individual defendants entered into an agreement settling the lawsuit. The settlement received court approval in January 2000, and the appeal period expired in February 2000.

Under the settlements, a total of $40.5 million was contributed to escrow accounts for the benefit of former and current stockholders who are members of the class of plaintiffs for whom the securities class action was brought as well as plaintiffs' attorney's fees. We contributed $11.0 million and the insurers under our directors and officers' insurance policies at the time the lawsuits were filed contributed the balance of $29.5 million. In addition, Mary B. Cranston, a new outside director acceptable to both UCAR and the Florida State Board of Administration, the eighth largest state employees' pension fund, was added to UCAR's Board of Directors. We have incurred about $2.0 million of unreimbursed expenses related to the lawsuits. These expenses, together with the $11.0 million, were recorded as a one time charge to operations of $13.0 million in the 1999 third quarter.

OTHER PROCEEDINGS AGAINST US

We are involved in various other investigations, lawsuits, claims and other legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on us.

LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS

In February 2000, at the direction of the special committee of UCAR's Board of Directors, we commenced a lawsuit in the U.S. District Court for the Southern District of New York against our former parents, Mitsubishi and Union Carbide. The other defendants named in the lawsuit are Mitsubishi International Corporation, a U.S. subsidiary of Mitsubishi Corporation, and two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in 1995, Hiroshi Kawamura and Robert D. Kennedy. Mr. Kennedy, who was a director of UCAR at the time the lawsuit was commenced, resigned as such on March 14, 2000.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


In the lawsuit we allege, among other things, that, in January 1995, Mitsubishi and Union Carbide had knowledge of facts indicating that UCAR had engaged in illegal graphite electrode price fixing activities and that any determination of UCAR's statutory capital surplus would be overstated as a result of those activities. We also allege that certain of their representatives knew or should have known about those activities. Mitsubishi was indicted by the DOJ in January 2000 for aiding and abetting those activities and has been named as a defendant in several civil antitrust lawsuits commenced by electric arc furnace steel producers with respect to its alleged participation in those activities. In addition, we allege that, in January 1995, UCAR did not have the statutory capital surplus required to lawfully authorize the payments that UCAR made to its former parents. We also allege that Mitsubishi and Union Carbide were unjustly enriched by receipts from their investments in UCAR and that they knowingly induced or actively and substantially assisted former senior management of UCAR to engage in illegal graphite electrode price fixing activities in breach of their fiduciary duties to UCAR.

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

Complex litigation can be lengthy and expensive. We expect to incur between $10 million and $20 million for legal expenses to pursue this lawsuit through trial. These expenses will be accounted as operating expenses and will be expensed as incurred. Through March 31, 2000, we had incurred $1 million of such legal expenses. This lawsuit is in its earliest stages, and the ultimate outcome of litigation such as this lawsuit is subject to many uncertainties, both substantive and procedural, including motions to dismiss, motions to disqualify counsel, statute of limitation and other defenses, and claims for indemnification and other counterclaims. We may at any time settle this lawsuit.

                   UCAR INTERNATIONAL INC. AND SUBSIDIARIES


                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

      The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

      EXHIBIT
      NUMBER                       DESCRIPTION OF EXHIBIT
      -------                      ----------------------
       27.1                       Financial Data Schedule

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



                                                UCAR INTERNATIONAL INC.


Date:  May 12, 2000                             By:  /s/ Corrado F. DeGasperis
                                                     _______________________
                                                     Corrado F. DeGasperis
                                                     VICE PRESIDENT AND
                                                     CHIEF INFORMATION OFFICER
                                                     (PRINCIPAL ACCOUNTING
                                                     OFFICER)

                             UCAR INTERNATIONAL INC.


                                INDEX TO EXHIBITS





EXHIBIT NO.           DESCRIPTION                                       PAGE NO.
-----------           -----------                                       --------
27.1                  Financial Data Schedule                             E-2