Form 10-Q
period 2000-06-30
UCAR INTERNATIONAL INC
filed 2000-08-14
CIK 931148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-Q
                                 ---------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

                                 ---------------

                         COMMISSION FILE NUMBER: 1-13888
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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2000, 45,138,344 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:

      Consolidated Balance Sheets as of December 31, 1999
        and June 30, 2000............................................   Page 3

      Consolidated Statements of Operations for the Three Months
        ended June 30, 1999 and 2000 and for the Six Months
        ended June 30, 1999 and 2000.................................   Page 4

      Consolidated Statements of Cash Flows for the Six Months
        ended June 30, 1999 and 2000.................................   Page 5

      Consolidated Statement of Stockholders' Equity (Deficit) for the
        Six Months ended June 30, 2000...............................   Page 7

      Notes to Consolidated Financial Statements.....................   Page 8

   INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1...............   Page 22

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS................................... Page 27

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   Page 43


PART II. OTHER INFORMATION:

   ITEM 1. LEGAL PROCEEDINGS........................................... Page 45

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... Page 52

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................ Page 52


SIGNATURE.............................................................. Page 53


INDEX TO EXHIBITS...................................................... Page E-1

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)




                                                           DECEMBER 31,     JUNE 30,
                        ASSETS                                1999           2000
                                                              ----           ----
CURRENT ASSETS:                                                           (UNAUDITED)
   Cash and cash equivalents..............................  $   17          $   11
   Short-term investments.................................       3               -
   Notes and accounts receivable..........................     171             147
   Inventories:
     Raw materials and supplies...........................      49              52
     Work in process......................................     113             117
     Finished goods.......................................      42              36
                                                              ----           -----
                                                               204             205
   Prepaid expenses.......................................      25              35
                                                              ----           -----
           Total current assets...........................     420             398
                                                              ----           -----
Property, plant and equipment.............................   1,071           1,061
Less: accumulated depreciation............................     673             671
                                                              ----           -----
           Net fixed assets...............................     398             390
Other assets..............................................     115             110
                                                              ----           -----

           Total assets...................................  $  933          $  898
                                                              ====           =====

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable.......................................  $   80          $   80
   Short-term debt........................................       -               2
   Payments due within one year on long-term debt.........      82              19
   Accrued income and other taxes.........................      39              18
   Other accrued liabilities..............................     114             126
                                                              ----           -----
           Total current liabilities......................     315             245
                                                              ----           -----
Long-term debt............................................     640             718
Other long-term obligations...............................     224             188
Deferred income taxes.....................................      33              40
Minority stockholders' equity in consolidated entities....      14              14

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, par value $.01, 10,000,000 shares
   authorized, none issued................................       -               -
   Common stock, par value $.01, 100,000,000 shares
    authorized, 47,440,536 shares issued at December
    31, 1999, 47,457,826 shares issued at June 30, 2000...       -               -
   Additional paid-in capital.............................     523             524
   Accumulated other comprehensive income (loss)..........    (205)           (220)
   Retained earnings (deficit)............................    (525)           (526)
   Less: cost of common stock held in treasury, 2,338,038
     shares at December 31, 1999, 2,319,482 shares at
     June 30, 2000.......................................      (86)            (85)
                                                              ----            ----
        Total stockholders' equity (deficit).............     (293)           (307)
                                                              ----            ----
        Total liabilities and stockholders' equity
         (deficit).......................................   $  933          $  898
                                                              ====           =====

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                  THREE MONTHS            SIX MONTHS
                                                 ENDED JUNE 30,         ENDED JUNE 30,
                                              ------------------    -------------------
                                               1999         2000       1999        2000
                                               ----         ----       ----        ----

Net sales.............................     $      211   $    199   $     413    $   394
Cost of sales.........................            138        143         277        281
                                             --------   --------    --------    -------
    Gross profit......................             73         56         136        113
Research and development..............              2          2           4          5
Selling, administrative and other
   expenses...........................             23         23          45         47
Restructuring graphite specialties
business..............................              -          -           -          6
Securities class action and stockholder
   derivative lawsuits................              -         (1)          -         (1)
Other (income) expense (net)..........             (3)        (1)         (6)        (1)
                                             --------   --------    --------    -------
    Operating profit..................             51         33          93         57
Interest expense......................             22         18          44         39
                                             --------  ---------   ---------    -------
    Income before provision for income
     taxes............................             29         15          49         18
Provision for income taxes............              8          4          13          4
                                             --------  ---------   ---------    -------
    Income of consolidated entities...             21         11          36         14
Less: Minority stockholders' share of
   income.............................              1          -           2          1
                                           ----------  ---------   ---------    -------
    Income before extraordinary item..             20         11          34         13
Extraordinary item, net of tax........              -          -           -         13
                                           ----------  ---------   ---------    -------
    Net income........................     $       20  $      11   $      34    $     -
                                           ==========  =========   =========    =======
BASIC EARNINGS PER COMMON SHARE:
    Income before extraordinary item..     $     0.45  $   0. 24   $    0.76    $  0.28
    Extraordinary item, net of tax....              -          -           -      (0.28)
                                           ----------  ---------   ---------    -------
    Net income per share............       $     0.45  $    0.24   $    0.76    $  0.00

    Weighted average common shares
     outstanding (in thousands).....           45,083     45,138      45,138     45,127
                                           ==========  =========   =========   ========

DILUTED EARNINGS PER COMMON SHARE:
    Income before extraordinary item.      $     0.44   $   0.24   $    0.74    $  0.28
    Extraordinary item, net of tax..                -          -           -      (0.28)
                                           ----------  ----------  -----------  -------
    Net income per share............       $     0.44   $   0.24  $     0.74    $  0.00

    Weighted average common and common
     equivalent shares outstanding (in
     thousands)..........................      46,507     45,734      46,504     45,959
                                           ==========   =========  ===========  =======


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                  (UNAUDITED)
                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              --------------
CASH FLOW FROM OPERATING ACTIVITIES:                           1999    2000
                                                               ----    ----
   Net income (loss) .....................................   $  34   $    -
   Extraordinary item, net of tax.........................       -       13
   Non-cash charges to net income:
     Depreciation and amortization........................      23       22
     Deferred income taxes................................       6        9
     Restructuring graphite specialties business .........       -        6
     Other non-cash charges...............................      14        8
   Working capital*.......................................     (36)     (33)
   Long-term assets and liabilities.......................      (2)       -
                                                              ----    -----
        NET CASH PROVIDED BY OPERATING ACTIVITIES.........      39       25
                                                              ----    -----
CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures...................................     (27)     (23)
   Purchases of short-term investments....................     (17)       -
   Maturity of short-term investments.....................      21        2
   Purchase of investment ................................       -       (1)
   Sale of assets.........................................       3        -
                                                              ----    -----
        NET CASH USED IN INVESTING ACTIVITIES.............     (20)     (22)
                                                              ----    -----
CASH FLOW FROM FINANCING ACTIVITIES:
   Short-term debt borrowings (reductions), net...........     (16)       1
   Revolving credit facility borrowings, net..............       -       63
   Long-term debt borrowings..............................      59      641
   Long-term debt reductions..............................     (98)    (688)
   Dividends paid to minority shareholder.................      (1)       -
   Financing costs........................................       -      (26)
                                                              ----    -----
        NET CASH USED IN FINANCING ACTIVITIES.............     (56)      (9)
                                                              ----    -----
Net increase (decrease) in cash and cash equivalents......     (37)      (6)
Effect of exchange rate changes on cash and cash equivalents    (3)       -
Cash and cash equivalents at beginning of period..........      58       17
                                                              ----    -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $  18   $   11
                                                              ====    =====

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                 SIX MONTHS
                                                                ENDED JUNE 30,
                                                                --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:               1999   2000
                                                                -----   ----
   Net cash paid during the period for:
     Interest expense.....................................      $  40   $   50
     Income taxes.........................................         18        1

 * Net change in working capital due to the following components:
     (Increase) decrease in current assets:
        Notes and accounts receivable........................   $   4   $   14
        Inventories..........................................       6       (8)
        Prepaid expenses and other current assets............       -       (1)
   Increase (decrease) in accounts payable and accruals......       3      (18)
   Antitrust investigations and related lawsuits and claims..     (35)     (16)
   Restructuring payments.................................        (14)      (4)
                                                                 ----    -----
        WORKING CAPITAL...................................      $ (36)  $  (33)
                                                                 ====    =====

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)




                                                             ACCUMULATED
                                                                OTHER
                                                ADDITIONAL  COMPREHENSIVE    RETAINED                   TOTAL
                                      COMMON     PAID-IN       INCOME        EARNINGS    TREASURY    STOCKHOLDERS'
                                      STOCK      CAPITAL       (LOSS)        (DEFICIT)    STOCK      EQUITY (DEFICIT)
                                      -----     ----------   -------------   ---------   --------    ---------------
BALANCE AT DECEMBER 31, 1999........  $  -        $523          $(205)        $(525)     $  (86)       $  (293)

Comprehensive income:

  Net income........................     -           -              -             -           -             -
  Foreign currency translation
     adjustments....................     -           -            (15)            -           -            (15)
                                      -----       ----          -----         -----      ------        -------
Total comprehensive loss............     -           -            (15)            -           -            (15)
Sale of common stock - stock options     -           1              -             -           -              1
Sale of common stock - treasury stock    -           -              -            (1)          1              -
                                     ------       ----          -----         -----      ------        -------
   BALANCE AT JUNE 30, 2000......... $   -        $524          $(220)        $(526)      $ (85)         $(307)
                                     ======       -===          =====         =====       =====          =====

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



(1)  INTERIM FINANCIAL PRESENTATION

     The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2000.

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

     "Subsidiaries" refers to those companies which, at the relevant time, were majority owned or wholly owned directly or indirectly by UCAR. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1996 through June 30, 2000, except for:

          o our Russian subsidiary, which was acquired in late 1996 and early 1997 and has been wholly owned since then,

          o our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became wholly owned in order to facilitate the cessation of its manufacturing operations,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



(1)   INTERIM FINANCIAL PRESENTATION (CONT'D)

          o Carbone Savoie S.A.S. ("Carbone Savoie"), which was acquired in early 1997 and has been 70% owned since then, and

          o our South African subsidiary, which was 50% owned until April 1997, when it became wholly owned.

    "We," "us," or "our" refers collectively to UCAR and its subsidiaries or, if the context so requires, UCAR, UCAR Global or UCAR Finance, individually.

    FOREIGN CURRENCY TRANSLATION

    Generally, except for operations in Russia where high inflation has existed, unrealized gains and losses resulting from translating assets and liabilities of foreign operations into U.S. dollars are accumulated in other comprehensive income (loss) on the Consolidated Balance Sheets until such time as the operations are sold or substantially or completely liquidated. Translation gains and losses relating to operations where high inflation has existed or which predominately use the U.S.dollar for their purchases and sales are included in other (income) expense (net) in the Consolidated Statements of Operations. Our Mexican subsidiary began using the U.S. dollar as its functional currency during 1999 because its sales and purchases are predominantly U.S. dollar-denominated. Accordingly, since January 1, 1999, translation gains and losses of its operations are included in income in the Consolidated Statements of Operations, regardless of inflation in Mexico.

    OTHER ACCOUNTING MATTERS

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("Statement") No. 133, "Accounting for Derivative Instruments and Hedging Activities," It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently evaluating the impact of Statement No. 133 on our financial position and results of operations in the period of adoption.

     In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



     accepted accounting principles to selected revenue recognition issues. We are evaluating whether SAB 101 will cause any change in our revenue recognition policies and procedures.

    (2)     EARNINGS PER SHARE

    Basic and diluted earnings per share are calculated using the following share data:


                                                   THREE MONTHS                 SIX MONTHS
                                                   ENDED JUNE 30,             ENDED JUNE 30,
                                                   --------------             --------------
                                                  1999        2000          1999          2000
                                                  ----        ----          ----          ----
Weighted average common shares
    outstanding for basic calculation         45,082,530   45,137,732    45,137,550     45,126,619
Add:  Effect of stock options.......           1,424,260      596,407     1,366,351        832,177
                                              ----------    ---------    ----------     ----------
Weighted average common shares
    outstanding, adjusted for diluted
    calculation.......................        46,506,790   45,734,139    46,503,901     45,958,796
                                              ==========   ==========    ==========     ==========

    The calculation of weighted average common shares outstanding for the diluted calculation excludes the consideration of stock options covering 1,853,030 and 4,337,647 shares in each of the three months ended June 30, 1999 and 2000, respectively, and 1,987,904 and 3,074,499 shares in each of the six months ended June 30, 1999 and 2000, respectively, because the exercise of these options would not have been dilutive for those periods.

(3) SEGMENT REPORTING

    We have two reportable operating segments: graphite electrodes; and graphite and carbon products. The graphite electrode segment produces and markets graphite electrodes to electric arc furnace and ladle furnace steelmakers. The graphite and carbon products segment produces and markets carbon electrodes, natural, acid-treated and flexible graphite, graphite and carbon cathodes, and graphite and carbon specialties. These two segments are managed separately because of the different products and markets they serve.

    We evaluate the performance of our segments based on gross profit. Intersegment sales and transfers are not material.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(3) SEGMENT REPORTING (CONT'D)

    The following tables summarize financial information concerning our reportable segments.

                                          THREE MONTHS       SIX MONTHS
                                          ENDED JUNE 30,    ENDED JUNE 30,
                                         --------------    ---------------
                                          1999     2000     1999     2000
                                          ----     ----     ----     ----
                                           (DOLLARS IN       (DOLLARS IN
                                            MILLIONS)         MILLIONS)

    Net sales to external customers:
      Graphite electrodes.............    $ 141    $ 137    $ 273    $ 266
      Graphite and carbon products....       70       62      140      128
                                          -----    -----    -----    -----
       Consolidated net sales.........    $ 211    $ 199    $ 413    $ 394
                                          =====    =====    =====    =====

    Gross profit:
      Graphite electrodes.............    $  54    $  41    $  98    $  81
      Graphite and carbon products....       19       15       38       32
                                          -----    -----    -----    -----
       Consolidated gross profit......    $  73    $  56    $ 136    $ 113
                                          =====    =====    =====    =====

(4) RESTRUCTURING CHARGES

   In 2000 first quarter, we recorded a restructuring charge of $6 million in connection with a restructuring of our graphite specialties business. The key elements of the restructuring consist of elimination of certain product lines and rationalization of operations to reduce costs and improve profitability of remaining product lines. This rationalization includes discontinuing certain manufacturing processes at one of our facilities in the U.S. that will be performed at our other facilities in the future. The charge includes estimated severance costs for 65 employees, demolition costs for selected buildings, and related environmental costs. During the six months ended June 30, 2000, we paid $0.3 million in severance payments.

    In September 1998, we recorded a restructuring charge of $86 million in connection with a global restructuring and rationalization plan. The principal actions of the plan involved the closure of manufacturing operations at our facilities in Canada and Germany, and the centralization and consolidation of administrative and financial functions. These actions have eliminated 371 administrative and manufacturing positions through June 30, 2000.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(4) RESTRUCTURING CHARGES (CONT.)

    The following table summarizes activity relating to the accrued expense in connection with the restructuring charges.



                                              BALANCE AT       CHARGE FOR                  ADJUSTMENTS       BALANCE AT
                                             DECEMBER 31,       GRAPHITE                   AND CURRENCY       JUNE 30
                                                1999          SPECIALITIES     PAYMENTS       CHANGE            2000
                                                ----          ------------     --------    ------------         ----
                                                                 (Dollars in Millions)

   Severance and related costs.........      $   13            $   2         $  (3)          $   -              $  12
   Plant shut down and related costs...          10                3            (1)             (1)                11
   Postmonitoring and environmental....           5                1             -               -                  6
                                              -----             ----         -----           ------              ----
                                             $   28            $   6         $  (4)          $  (1)            $   29
                                              =====             ====          ====            =====              ====



    Cash payments of $4 million were made in the six months ended June 30, 2000. The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(5)  CONTINGENCIES (CONT'D)

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

    In the 2000 first quarter, pursuant to a plea agreement with the DOJ, our former chief executive officer and chief operating officer, both of whom retired and resigned from all positions with us in March 1998, pled guilty to one count charges of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and were sentenced to terms of incarceration and payment of fines. In January 2000, a former director of export sales was indicted by the DOJ on similar charges. We do not intend to reimburse those officers for their fines or that director of export sales for any costs or fines he may incur as a result of such indictment.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


 (5)  CONTINGENCIES (CONT'D)

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

    In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against UCAR and other producers of graphite electrodes. The statement alleges that UCAR and other producers violated the antitrust law of the European Community and the European Economic Area in connection with the sale of graphite electrodes. The statement does not set forth any proposed fines or the impact which cooperation by us or other producers would have on the respective fines, if any. The maximum fine for such a violation is ten percent of a company's revenue during the year preceding the year in which the fine is assessed. We believe that we have provided substantial cooperation to the EU Competition Authority and are, therefore, entitled to a reduction in the amount of any fine which would otherwise be assessed. We believe that proceedings of this nature typically continue for about nine to twelve months before any fine is assessed. Any such assessment would be subject to appeal before the Court of First Instance in Luxembourg, although the fine or collateral security therefore would be payable about three months after such assessment.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(5) CONTINGENCIES (CONT'D)

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

    In December 1999, January 2000 and July 2000, we were served with complaints commencing three civil antitrust lawsuits related to the sale of carbon electrodes (the "carbon electrode lawsuits"). Another producer of carbon electrodes is also a defendant in two of the lawsuits. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. The guilty pleas described above do not relate to carbon electrodes.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(5)  CONTINGENCIES (CONT'D)

    Certain customers in other countries who purchased graphite electrodes, carbon electrodes or other products from us have threatened to commence civil antitrust lawsuits against us in the U.S. or in other jurisdictions with respect to the subject matter of the investigations and lawsuits described above.

    Through August 11, 2000, except as described in the next paragraph, we have settled all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible civil antitrust claims by certain other customers who negotiated directly with us. The settlements cover virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments thereunder have been timely paid. Amounts due under the settlement of the antitrust class action will increase to the extent additional undisputed claims are filed by members of the class (which includes purchasers of graphite electrodes who are located outside the U.S. but who purchased graphite electrodes from our U.S. subsidiaries).

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

    ANTITRUST EARNINGS CHARGE

    We recorded a charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses could be materially higher than $340 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at June 30, 2000, $340 million continues to represent our estimate of such liabilities and expenses. In the aggregate,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(5)  CONTINGENCIES (CONT'D)

    the fines and settlements described above and related expenses, net, are within the amounts used by us to evaluate the $340 million charge.

    Through June 30, 2000, we have paid an aggregate of $225 million of fines and net settlement and expense payments and $12 million of imputed interest. At June 30, 2000, $115 million remains in the accrual and, based on information known to us at August 11, 2000, the aggregate amount of remaining committed payments for fines and settlements at June 30, 2000 was about $63 million. The aggregate amount of remaining committed payments for imputed interest at June 30, 2000 was about $8 million. About $30 million of the committed payments for fines and settlements are due on or before June 30, 2001.

(6) NEW LONG-TERM DEBT

    On February 22, 2000, we completed a debt recapitalization. We obtained the New Senior Facilities and used the net proceeds to repay and terminate the Prior Senior Facilities, to redeem the Subordinated Notes at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, to repay certain other debt and to pay related expenses.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


 (6)  NEW LONG-TERM DEBT  (CONT'D)

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

    UCAR Finance makes intercompany loans of the net proceeds of borrowings under the New Senior Facilities to UCAR Global's subsidiaries. UCAR, UCAR Global and each of UCAR Global's subsidiaries have guaranteed, with certain exceptions, the obligations of UCAR Global's subsidiaries under the intercompany loans, except that our U.S. subsidiaries have not guaranteed obligations of our foreign subsidiaries. The obligations of UCAR Global's subsidiaries under the intercompany loans as well as these guarantees are secured, with certain exceptions, by first priority security interests in substantially all of our assets, except that no more than 65% of the capital stock or other equity interests in our foreign subsidiaries held directly by our U.S. subsidiaries and no other foreign assets secure obligations or guarantees of our U.S. subsidiaries. The obligations of UCAR Finance under the New Senior Facilities are secured, with certain exceptions, by first priority security interests in all of these intercompany loans (including the related security interests and guarantees).

    UCAR has unconditionally and irrevocably guaranteed the obligations of UCAR Finance under the New Senior Facilities. This guarantee is secured, with certain exceptions, by first priority security interests in all of the outstanding capital stock of UCAR Global and UCAR Finance and all of the intercompany debt owed to UCAR.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(6) NEW LONG-TERM DEBT  (CONT'D)

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

    The New Senior Facilities contain a number of covenants that, among other things, significantly restrict our ability to sell assets, incur additional debt, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into sale and lease back transactions, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make intercompany dividend payments to UCAR, pay intercompany debt owed to UCAR, engage in transactions with affiliates, pay dividends to stockholders of UCAR or make other restricted payments and that otherwise significantly restrict corporate activities. UCAR Global is, however, permitted to pay dividends to UCAR of up to $15 million for the purpose of making an investment in our subsidiary, Graftech Inc. (formerly known as UCAR Graph-Tech Inc.), and may also distribute the capital stock of Graftech Inc. to UCAR. UCAR may sell and or UCAR may distribute to UCAR's stockholders the capital stock of Graftech Inc. In addition, we are permitted to pay dividends on, and repurchase, common stock in an aggregate amount of up to $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000.

    We are required to comply with specified minimum interest coverage and maximum leverage ratios, which become more restrictive over time and limits on annual capital expenditures.

    In addition to the failure to pay principal, interest and fees when due, events of default under the New Senior Facilities include: failure to comply with covenants; failure to pay when

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(6) NEW LONG-TERM DEBT  (CONT'D)

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

    EXTRAORDINARY ITEM

    In February 2000, we recorded an extraordinary charge of $21 million ($13 million after tax) related to our debt recapitalization. The extraordinary charge includes $5 million of bank and third party fees and expenses, $9 million of redemption premium on the Subordinated Notes, and write-off of $7 million of deferred debt issuance costs.

(7) FINANCIAL INSTRUMENTS

    Certain of our subsidiaries sold receivables of $52 million in the 2000 first half and $34 million in the 1999 first half. Receivables sold and remaining on the Consolidated Balance Sheets were nil at June 30, 2000 and December 31, 1999.

(8) LAWSUIT AGAINST FORMER PARENTS

    On February 23, 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. The other defendants are Mitsubishi International Corporation, a U.S. subsidiary of Mitsubishi Corporation, and two of the respective representatives of Mitsubishi Corporation and Union Carbide Corporation who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in January 1995. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with the recapitalization were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in us and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. We expect to incur $10 million to $20 million in legal expenses to pursue this lawsuit through trial. Through June 30, 2000, we incurred $2 million of such legal expenses.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(9) PUBLIC OFFERING OF COMMON STOCK OF GRAFTECH INC.

    On July 3, 2000, Graftech Inc. (formerly known as UCAR Graph-Tech Inc.), our wholly owned operating subsidiary engaged in the natural, acid-treated and flexible graphite business, filed a registration statement on Form S-1 with the Securities and Exchange Commission related to a proposed initial public offering of its common stock. A portion of the common stock to be sold was expected to consist of newly issued shares to be sold by Graftech Inc. and the balance was expected to consist of outstanding shares to be sold by our other subsidiary. Costs associated with the offering, including underwriting discounts, legal, accounting, printing and filing fees and incremental business realignment and separation costs, are expected to be paid from the gross proceeds of the offering.

    On August 1, 2000, the registration statement filed by Graftech Inc. was declared effective.

    On August 3, we postponed the initial public offering due to market conditions.

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

"GRAFTECH" refers to Graftech Inc. only. Graftech (formally know as UCAR Graph-Tech Inc.) is our wholly owned operating subsidiary engaged in the development, manufacture and sale of natural, acid-treated and flexible graphite.

"CARBONE SAVOIE" refers to Carbone Savoie S.A.S. only. Carbone Savoie is a 70% owned subsidiary engaged, along with two of our wholly owned subsidiaries, in the development, manufacture and sale of graphite and carbon cathodes.

"SUBSIDIARIES" refers to those companies which, at the relevant time, were majority owned or wholly owned directly or indirectly by UCAR or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of UCAR's subsidiaries have been wholly owned (with de minimuis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1996 through June 30, 2000, except for:

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

"FREE TRADING MARKETS" refers:

               o in the case of the graphite electrode, natural, acid-treated and flexible graphite and graphite specialties industries, the entire world, excluding China, and

               o in the case of the carbon electrode, graphite and carbon cathode and carbon specialties industries, the entire world, excluding China and the former Soviet Union.

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

References to cost in the context of our low-cost producer strategy do not include the unusual charges identified in the Consolidated Financial Statements on the lines entitled "antitrust investigations and related lawsuits and claims," "restructuring charge (credit)," "impairment loss on long-lived Russian assets," "impairment loss on long-lived graphite specialties assets," "restructuring graphite specialties business," "write-down of graphite specialties inventory" or "securities class action and stockholder derivative lawsuits," the impact of accounting changes, refinancing costs or expenses incurred in connection with lawsuits initiated by us.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



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

Market data relating to the steel industry has been derived from publications by the International Iron and Steel Institute and other industry sources as well as our own estimates. Market data relating to the fuel cell industry has been derived from publications by securities analysts relating to Ballard Power Systems Ltd. ("BALLARD"), other industry sources and public filings, press releases and other public documents of Ballard as well as our own estimates. Market and market share data relating to the graphite and carbon industry as well as cost information relating to our competitors has been derived from the sources described above and public filings, press releases and other public documents of our competitors as well as our own estimates. Although we believe that this data is reliable, we cannot guarantee the accuracy or completeness of this data and have not independently verified it. None of the sources mentioned above has consented to the disclosure and use of data in this Report.

Unless otherwise noted, when we refer to dollars we mean U.S. dollars.

Reference is made to UCAR's Annual Report on Form 10-K for the year ended December 31, 1999 (the "ANNUAL REPORT") for background information on various contingencies and other matters related to circumstances affecting us and our industry.

FORWARD LOOKING STATEMENTS

This Report contains forward looking statements. In addition, from time to time, we or our representatives have made or may make other forward looking statements orally or in writing. These include statements about such matters as: future production of steel in electric arc furnaces; future prices and sales of and demand for graphite electrodes and other products; future operational and financial performance of various businesses; strategic plans and programs; impacts of regional and global economic conditions; restructuring, strategic alliance, investment, acquisition, joint venture, operating, integration, tax planning, rationalization, financial and capital projects; legal matters and related costs; consulting fees and related projects; potential offerings and other actions regarding common stock for Graftech; and future costs, cost savings and reductions, margins, earnings and growth. The words "will," "may," "plan," "estimate," "project," "believe," "anticipate," "intend," "expect," "could," "should," "would" and similar expressions identify some of these statements.

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

               o    the commencement of new  investigations,  lawsuits or claims
                    relating  to  the  same   subject   matter  as  the  pending
                    investigations, lawsuits or claims,

               o the possibility that the lawsuit against our former parents initiated by us could be dismissed or settled, our theories of liabilities or damages could be rejected, material counterclaims could be asserted against us, legal expenses and distraction of management could be greater than anticipated or unanticipated events or circumstances may occur,

               o the possibility of delays in or failure to achieve widespread commercialization of proton exchange membrane ("PEM") fuel cells which use flexible graphite-based flow field plates and the possibility that manufacturers of PEM fuel cells using those plates may obtain those plates or the flexible graphite used in them from other sources,

               o the possibility that we may incur unanticipated health, safety or environmental compliance, remediation or other costs or experience unanticipated labor difficulties and the possibility that we may not be able to protect our intellectual property or that intellectual property used by us infringes the rights of others,

               o    the   possibility   of  delays  in  or  failure  to  achieve
                    successful development and commercialization of new or improved products, the possibility of delays in meeting or failure to meet targeted development objectives and the possible inability to find and successfully complete expansion of manufacturing capacity to meet growth in demand for new or improved products, if any,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



               o the possibility that expected cost savings from our enhanced global restructuring and rationalization plan, our POWER OF ONE initiative, the restructuring of our graphite specialties business and other cost reduction efforts will not be fully realized,

               o the occurrence of unanticipated events or circumstances relating to strategic plans or programs or restructuring, strategic alliance, investment, acquisition, joint venture, operating, capital, integration, tax planning, financial or rationalization projects, and

               o changes in interest or currency exchange rates, changes in capital markets or in the business, prospects, results of operations or financial condition of Graftech or our need for funds that may result in abandonment of any potential offering or changes in the terms of any potential offering, changes in competitive conditions, changes in inflation affecting our raw material, energy, or other costs, development by others of substitutes for some of our products and other technological developments, and other risks and uncertainties, including those described or incorporated by reference in this Report or the Annual Report.

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

Nothing contained herein shall be deemed to constitute an admission as to liability in connection with any lawsuit or claim or to constitute an offer to sell or solicitation of an offer to buy any securities.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are the world's largest manufacturer of high quality graphite and carbon electrodes and cathodes as well as flexible graphite. We have a global business, selling our products in more than 80 countries and owning 15 manufacturing facilities located in Brazil, France, Italy, Mexico, Russia, Spain, South Africa, and the U.S. We operate in two business segments: graphite electrodes, which are our principal products; and graphite and carbon products, which include carbon electrodes, graphite and carbon cathodes, flexible graphite, and graphite and carbon specialties. Our graphite and carbon products business segment contributes about one-third of our net sales, and includes Graftech, our wholly owned operating subsidiary engaged in the development, manufacture and sale of natural and acid-treated as well as flexible graphite.

Graphite electrodes are consumed primarily in the production of steel in electric arc furnaces, the steelmaking technology used by all "mini-mills." Mini-mills constitute the growth sector of the steel industry. Graphite electrodes are also used for refining steel in ladle furnaces and in other smelting processes. Carbon electrodes are used primarily in the production of silicon metal, which is used in the manufacture of aluminum. Cathodes are used as lining for furnaces that smelt aluminum. Flexible graphite is used in gasket and other sealing applications, as well as heat shielding applications, primarily for internal combustion engines, pipe flanges, and chemical and petrochemical industry process equipment. Flexible graphite is a natural graphite based product, while most of our other products are petroleum coke-based products. We are developing applications for high quality, highly engineered natural, acid-treated and flexible graphite products and solutions for customers for applications in fuel cells, thermal management in computers and other electronic devices, fire protection in construction and building materials, energy management in devices such as batteries and supercapacitors, and heat management in high temperature use industrial furnaces. In addition to the steel and metals industries, we sell graphite and carbon products to the semiconductor, automotive, aerospace, chemical and transportation industries. We have the largest share of the free trading markets in all of our major product lines.

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

We believe that, in addition to our large market shares, our strengths include:

               o our global manufacturing base, which includes multiple, fully integrated, state of the art facilities in diverse geographic regions,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



               o our successful global restructuring, reengineering, rationalization and integration projects and programs that have generated cost savings, improved operating efficiencies and reduced our cost structure for manufacturing graphite electrodes and cathodes, which we believe is currently the lowest among the major producers in the industry,

               o    our management team,

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

RESTRUCTURING, RATIONALIZATION AND COST SAVINGS PLANS

UCAR's Board of Directors adopted a global restructuring and rationalization plan in September 1998, and we launched new initiatives to enhance the plan in October 1999. We believe that the plan is the most aggressive major cost reduction plan currently being implemented in the graphite and carbon industry. We estimate that the enhanced plan will generate cost savings at an annualized run rate of about $112 million by the end of 2000 (about $40 million higher than at the end of 1999), $135 million by the end of 2001 and $165 million by the end of 2002 and thereafter. We achieved actual cost savings of $73 million in 1999, exceeding our original target of $64 million. We achieved actual cost savings (including an annualized reduction in interest expense as a result of our debt recapitalization completed in February 2000) of $45 million in the 2000 first half.,

The original plan included plant rationalization, plant cost reduction and overhead cost reduction. The plant rationalization phase of the plan involved the closure of our higher cost manufacturing facilities in Canada and Germany and the downsizing of our manufacturing facilities in Russia. The overhead cost reduction phase of the plan included consolidation and relocation of our

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



corporate headquarter functions to Nashville, Tennessee and our European administrative functions in our Swiss subsidiary.

We believe that the cost savings under the original plan have enabled us to strengthen our competitiveness. We also believe, however, that we must continue to enhance our focus on cost savings to achieve the ultimate objectives of the plan. Accordingly, in October 1999, we launched new initiatives that we estimate will generate additional cost savings at an annualized run rate of $30 million by the end of 2002.

Cost savings are having a favorable impact on gross margin. We completed a global benchmarking study during the 1999 third quarter that identified opportunities for performance improvements and cost savings in certain key global administrative and transaction processing functions. These opportunities are being addressed by our POWER OF ONE initiative and should allow for achievement of our target of reducing selling and administrative expenses to 8% of net sales by the end of 2002, a reduction of almost 30% as compared to 1998.

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

Our enhanced plan targets the reduction of gross debt to $550 million by the end of 2002 and a substantial reduction in annual interest expense. Our ability to achieve these targets could be affected materially by such factors as changes in market interest rate levels, further delays in completing or failure to complete an initial public offering of common stock of Graftech strategic alliance, joint venture or acquisition projects, changes in strategic plans or programs, or changes in conditions affecting us, our industry or our cost saving, tax planning or other initiatives.

In support of our strategy, we have launched a global business transformation initiative entitled POWER OF ONE. POWER OF ONE is a coordinated global self-assessment and business process rationalization and transformation initiative driving one consistent theme throughout our organization: "becoming the best." We have mobilized global teams that are reassessing every aspect of the way we do business. The initiative has already challenged and empowered our workforce, identified business-to-business opportunities with existing and potentially new trading partners and established targets for improving quality, speed and efficiency across our extended enterprise. The initiative will require an investment of approximately $5 million in 2000 and an additional $20 million to $25 million over the three years ending 2002. We believe, however, that most of this investment will be funded from cost savings expected to be realized.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



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

During late 1999, our graphite specialties business, which accounted for about 9% of our net sales in 1999, experienced significant adverse change due to a decline in demand for graphite specialties (particularly from certain segments of the semiconductor industry), growth in supply due to expansion by other producers, a decline in prices for graphite specialties, and delays in bringing new and improved products to market. The assets and inventory of this business are located primarily at our plant in Clarksburg, West Virginia. Since the future estimated undiscounted cash flows expected to result from the use of these assets were below their respective carrying amounts, in the 1999 fourth quarter we wrote down the carrying value of these assets to their fair market value. Due to these same factors, in February 2000, we announced that we would restructure the business. The key elements of the restructuring consist of elimination of certain product lines and rationalization of operations to reduce costs and improve profitability of remaining product lines. Accordingly, in the 2000 first quarter we recorded a restructuring charge of $6 million. We expect to complete the restructuring by the end of the 2001 first quarter. We expect the restructuring to generate cost savings at an annual run rate of $7 million by the end of 2001.

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

The debt recapitalization:

               o lowers our average interest rate (at market interest rate levels prevailing at the time of the debt recapitalization) by about 200 basis points (equivalent to a reduction of interest expense by about $10 million for 2000 and $12 million on an annualized basis at debt levels prevailing at the time of the debt recapitalization),

               o    extends the average maturities of our debt,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



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

DEVELOPMENTS RELATING TO GRAFTECH

In February 2000, we announced that we were studying a number of financial alternatives to create more value for our stockholders from Graftech's business. Subsequently, we announced that we intended to proceed with an initial public offering of common stock of Graftech. In connection therewith, Graftech filed a registration statement with the SEC. We also announced that Graftech had entered into a memorandum of understanding with Mazarin Mining Corporation relating to possible development of a natural graphite flake deposit in Canada as a source of high quality, low cost raw material for Graftech.

In June 2000, pursuant to the memorandum of understanding, we purchased from Mazarin common stock representing about 4% of its outstanding common stock and warrants to purchase common stock representing about another 4% of its common stock, for an aggregate of $1 million.

In August 2000, we announced that we were postponing the offering because, under then current market conditions, we did not believe that the pricing in the offering would reflect the true enterprise value of Graftech. Accordingly, we did not believe it was in the long term best interest of UCAR stockholders to complete the offering at that time. We may record a charge in the 2000 second half for costs incurred in connection with the offering if we don't proceed with the offering.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



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

We are benefiting from that recovery. Our volume of graphite electrodes sold in our home markets has gradually increased and, in the 2000 second quarter, have exceeded 1998 and 1999 levels. In addition, we successfully implemented graphite electrode price increases in April, June and July 2000. However, our volume in the export markets is still depressed. Further, our average graphite electrode prices have declined 13% since the 1999 second quarter. We believe, however, that industry fundamentals support our long term strategy.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



Demand for most of our other products is relatively stable. In particular, we have seen steady demand for graphite cathodes from the aluminum industry, and demand for flexible graphite has remained healthy. The demand for graphite specialties, particularly from certain segments of the semiconductor industry, and for certain products sold to the silicon metals industry, has remained weak. Pricing for most products in our graphite and carbon products business segment has not strengthened.

HIGHLIGHTS OF SECOND QUARTER OPERATING RESULTS

Net sales increased by $4 million, operating profit increased by $9 million, interest expense decreased by $3 million and net income before extraordinary item increased $9 million in the 2000 second quarter from 2000 first quarter, primarily as a result of strong demand for our graphite electrodes and our cost reduction programs and initiatives. Of the $9 million increase in operating profit, $7 million of the net income increase was due to not having a $6 million graphite specialties restructuring charge in the second quarter and the $1 million reversal of accrued litigation expenses in the second quarter. Earnings for the 2000 second quarter were $0.24 per diluted share, a 118% increase from the 2000 first quarter earnings of $0.11 per diluted share excluding restructuring charge and extraordinary item.

Graphite electrode net sales increased to $137 million in the 2000 second quarter from $129 million in the 2000 first quarter, primarily due to strong demand partially offset by lower average prices in dollars. The average sales revenue per metric ton in dollars of graphite electrodes in the 2000 second quarter was $2,374 as compared to the average in the 2000 first quarter of $2,485 per metric ton. About 40% of the decline in the average was due to lower selling prices and, to a limited extent, changes in product mix, and about 60% was due to changes in currency exchange rates. Volume of graphite electrodes sold during the 2000 second quarter was 56,800 metric tons, an increase of 5,600 metric tons, or 11%, from 51,200 metric tons in the 2000 first quarter.

Graphite electrode gross profit in the 2000 second quarter was $41 million (29.9% of net sales) as compared to gross profit in the 2000 first quarter of $40 million (31.0% of net sales). Cost of sales increased to $96 million in the 2000 second quarter from $89 million in the 2000 first quarter primarily due to higher volumes. While gross profit increased, gross profit margin decreased because the percentage increase in cost of sales was higher than the percentage increase in net sales. Cost of sales per metric ton declined by 3%, or $45 per metric ton, in the 2000 second quarter from the 2000 first quarter. Cost of sales per metric ton benefited from higher production levels, which reduced fixed cost per metric ton, and changes in currency exchange rates, which reduced costs incurred in local currencies when translated into dollars.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



Graphite and carbon product net sales decreased to $62 million in the 2000 second quarter from $66 million in the 2000 first quarter, primarily due to a decrease of $3 million in net sales of refractories and $1 million in net sales of flexible graphite products. Net sales of refractories declined primarily because steel customers postponed blast furnace relines to avoid reducing production needed to meet demand for their products by their customers. Graphite and carbon product gross profit in the 2000 second quarter was $15 million (24.2% of net sales) as compared to gross profit in the 2000 first quarter of $17 million (25.8% of net sales). Cost of sales declined to $47 million in the 2000 second quarter from $49 million in the 2000 first quarter primarily due to lower volumes, partially offset by and increased costs due to a temporary production outage in our cathode business and production inefficiencies resulting from high demand for our cathodes. Gross profit margin declined because the percentage decrease in net sales was greater than the percentage decrease in cost of sales.

Selling, administrative and other expense was stable at $23 million in the 2000 second quarter as compared to $24 million in the 2000 first quarter. Operating profit in the 2000 second quarter benefited from a reversal of $1 million of the accrual associated with the securities class action and stockholder derivative lawsuit because actual costs were lower than anticipated. Other income was $1 million higher in the 2000 second quarter than in the 2000 first quarter primarily due to non-recurring insurance benefits, partially offset by continuing legal expenses related to our lawsuit against our former parents and consulting expenses related to the POWER OF ONE initiative. Operating profit increased by 10% to $33 million (17% of net sales) in the 2000 second quarter from $30 million in the 2000 first quarter excluding restructuring charge.

Interest expense was $18 million in the 2000 second quarter, $3 million lower than at the time of commencement of our original cost savings program due to lower average interest rates due to our debt recapitalization in February 2000.

Cash flow from operations was a positive $25 million in the 2000 second quarter, before antitrust fines and net settlement payments of $13 million and restructuring payments of $1 million. Net working capital increased $3 million in the 2000 second quarter, before antitrust fines and net settlement payments and restructuring payments. Cash flow from working capital was adversely affected by an increase in inventories, primarily inventories of raw materials.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



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

We believe that worldwide production of steel in electric arc furnaces will continue to show growth over the long-term. We continue to see strong order demand for graphite electrodes in the majority of our geographical markets. In the 2000 second quarter, our volume of graphite electrodes sold was 11% more than in the 1999 second quarter and the highest volume since the 1997 fourth quarter. In the 2000 second quarter, we operated our graphite electrode manufacturing facilities at their effective capacity. We expect to continue to so operate to meet demand for the 2000 second half.

We believe that graphite electrode manufacturing capacity utilization rates in the free trading markets are approaching the 95% level. We also believe that these high utilization rates are beginning to cause shipment/scheduling difficulties for the graphite electrode industry. As a result, we announced a
price increase of    /$150 per metric ton in April 2000 and a second price
increase in July 2000, which together bring the base price up to   /$2,850
per metric ton for graphite electrodes sold in Western Europe and up to $2,850 pER metric ton in Eastern Europe, Middle East, North Africa and Asia Pacific (excluding Japan). In June 2000, we announced a $150 per metric ton price increase for graphite electrodes sold in the U.S. and Canada, bringing the base price up to $2,975 per metric ton. With the majority of our 2000 business already having been booked, we expect that these price increases will have only limited positive impact on 2000 second half net sales. These price increases should, however, set a positive stage for price negotiations with customers for 2001 business. These negotiations typically start in the second half of the preceding year. The strength of the dollar as compared to the euro and other currencies in which we sell our products, as well as competitive pressures, could continue to adversely affect prices of our graphite electrodes as translated into dollars. This could adversely affect our earnings in future quarters.

We believe, that on the whole, demand for most of our graphite and carbon products will remain relatively steady in 2000, except for refractories. We have initiated price increases for our cathodes and graphite specialties. We are also putting in place measures to eliminate temporary production inefficiencies to better enable us to meet strong demand for our cathodes. We expect 2000 second half results to be similar to 2000 first half results and believe that the gross profit margin for this segment should improve going into 2001. Following completion of the restructuring of our graphite specialties business, we expect its gross profit margin to return to or exceed the early 1999 level by the end of 2001.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



CURRENCY MATTERS

We incur manufacturing costs and sell our products in multiple currencies. As a result, in general, our results of operations and financial condition are affected by changes in currency exchange rates and by inflation in countries with highly inflationary economies where we have manufacturing facilities. To manage certain exposures to risks caused by changes in currency exchange rates, we use various off-balance sheet financial instruments to attempt to hedge these exposures. To account for translation of foreign currencies into dollars for consolidation and reporting purposes, we record foreign currency translation adjustments in accumulated other comprehensive income (loss) as part of stockholders' equity in the Consolidated Balance Sheets, except in the case of operations in highly inflationary economies (or which predominantly use the dollar for their purchases and sales) where we record foreign currency translation gains and losses as part of other (income) expense (net) in the Consolidated Statement of Operations. We also record foreign currency transaction gains and losses as part of other (income) expense (net).

During 1999 and 2000 first half, many of the currencies in which we manufacture and sell our products weakened against the dollar. The most significant consisted of the weakening of the euro, which devalued about 18% against the dollar in 1999 and about 4% in the 2000 first half, the weakening of the Brazilian currency, which devalued about 49% against the dollar during 1999 and declined about 1% in the 2000 first half, and the weakening of the South African currency, which devalued about 9% in 2000 first half.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net sales of $199 million in the 2000 second quarter represented a $12 million, or 6%, decrease from $211 million in the 1999 second quarter. Gross profit of $56 million in the 2000 second quarter represented a $17 million, or 23%, decrease from $73 million in the 1999 second quarter. Gross profit margin was 28.1% in the 2000 second quarter as compared to 34.6% in the 1999 second quarter.

The decrease in net sales and gross profit was primarily due to lower average sales revenue per metric ton in dollars, partially offset by higher volume sold. Gross profit also benefited from continued cost savings. Cost savings programs generated actual savings of $45 million in the 2000 first half. This equates to $9 million of actual incremental savings from the 1999 actual savings (annualized), and we are on pace to achieve the $20 million of incremental savings targeted for this year.

GRAPHITE ELECTRODE BUSINESS SEGMENT. Net sales of graphite electrodes decreased 3%, or $4 million, to $137 million in the 2000 second quarter from $141 million in the 1999 second quarter. The decrease was primarily attributable to a reduction in the average sales revenue per metric ton in dollars. The average sales revenue per metric ton (in U.S. dollars and net of changes in currency

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


exchange rates) of our graphite electrodes was $2,374 in the 2000 second quarter as compared to $2,691 in the 1999 second quarter. The lower average sales revenue per metric ton represented a decrease in net sales of about $18 million. $7 million of the reduction in average sales revenue per metric ton was related to changes in currency exchange rates and the balance was primarily due to lower selling prices and to a limited extent changes in product mix. The volume of graphite electrodes sold increased by 5,500 metric tons, or 11%, to 56,800 metric tons in the 2000 second quarter from 51,300 metric tons in the 1999 second quarter. The increased volume of graphite electrodes sold represented an increase in net sales of about $14 million.

Cost of sales for graphite electrodes increased 10%, or $9 million, to $96 million in the 2000 second quarter from $87 million in the 1999 second quarter. Graphite electrode gross profit in the 2000 second quarter was $41 million (29.9% of net sales) as compared to gross profit in the 1999 second quarter of $54 million (38.3% of net sales). The increase in cost of sales was primarily due to increased volume sold, partially offset by cost savings. In addition, changes in currency exchange rates had a favorable impact on cost of sales as translated into dollars. Cost of sales per metric ton benefited from higher volume sold since the higher volume resulted in lower fixed cost per metric ton. As a result of higher volume sold as well as cost savings and changes in currency exchange rates, average cost of sales per metric ton in dollars for the 2000 second quarter was 10% lower than in the 1999 second quarter. The decrease in both gross profit and gross profit margin was due to the decrease in net sales and the increase in cost of sales.

GRAPHITE AND CARBON PRODUCTS BUSINESS SEGMENT. Net sales of graphite and carbon products decreased 11%, or $8 million, to $62 million in the 2000 second quarter from $70 million in the 1999 second quarter. While net sales of each of our major product lines declined, most of the decrease was attributable to a decline in net sales of graphite specialties and refractories. Net sales of graphite specialties declined as we eliminated product lines in connection with the restructuring of our graphite specialties business. Net sales of refractories declined primarily because our steel customers postponed blast furnace relines to avoid reducing production of their products needed to meet demand of their customers. While our cathode business continues to experience strong demand, particularly with a continued shift in product mix towards graphite cathodes, the impact of the devaluation of the euro as compared to the dollar on net sales more than offset the impact of the increase in volume sold. The impact of changes in currency exchange rates on sales revenue in dollars accounted for about $2 million of the decrease in net sales.

Cost of sales for graphite and carbon products decreased 8%, or $4 million, to $47 million in the 2000 second quarter from $51 million in the 1999 second quarter. Graphite and carbon product gross profit in the 2000 second quarter was $15 million (24.2 % of net sales) as compared to gross profit in the 1999 second quarter of $19 million (27.1 % of net sales). The decline in cost of sales was primarily due to elimination of certain product lines in connection with the

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



restructuring of our graphite specialties business, lower volume of refractories sold and cost savings. The impact of these factors was partially offset by an increase in costs due to a temporary production outage in our cathode business and production inefficiencies incurred to meet high demand for our cathodes. The decrease in both gross profit and gross profit margin was primarily due to the fact that the decrease in net sales was greater than the decrease in cost of sales, both in terms of amounts of dollars and percentage change.

OPERATING PROFIT FOR US AS A WHOLE. Operating profit in the 2000 second quarter was $33 million, or 16.6% of net sales, as compared to $51 million, or 24.2% of net sales, in the 1999 second quarter. The decrease in operating profit was primarily due to lower gross profit.

Selling, administrative and other expense was stable at $23 million in both the 2000 second quarter and 1999 second quarter. Increased costs related to the POWER OF ONE initiative were offset by cost savings.

Other (income) expense (net) was income of $1 million in the 2000 second quarter as compared to income of $3 million in the 1999 second quarter. Other (income) expense (net) in the 2000 second quarter, was favorably impacted by nonrecurring insurance benefits and favorable net currency and translation gains, offset by legal expenses related to the lawsuit against our former parents, consulting expenses related to the POWER OF ONE initiative, and lower interest income and lower miscellaneous asset sales.

OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense decreased to $18 million in the 2000 second quarter from $22 million in the 1999 second quarter. The decrease was due to lower average interest rates due to our debt recapitalization in February 2000 and lower total debt outstanding. Average outstanding total debt was $760 million in the 2000 second quarter as compared to $817 million in the 1999 second quarter. The average annual interest rate was 8.6% in the 2000 second quarter as compared to 9.9% in the 1999 second quarter. These average annual interest rates exclude imputed interest on the DOJ fine.

Provision for income taxes was $4 million in the 2000 second quarter as compared to $8 million in the 1999 second quarter. During the 2000 second quarter, the provision for income taxes reflected a 25% effective rate, which is lower than the U.S. federal income tax rate of 35%, primarily due to higher earnings from consolidated entities with lower effective rates. During the 1999 second quarter, the provision for income taxes reflected a 27% effective rate.

As a result of the changes described above, net income was $11 million in the 2000 second quarter, a decrease of 45% from net income of $20 million in the 1999 second quarter.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net sales of $394 million in the 2000 first half represented a $19 million, or 5%, decrease from $413 million in the 1999 first half. Gross profit of $113 million in the 2000 first half represented a $23 million, or 17%, decrease from $136 million in the 1999 first half. Gross profit margin was 28.7% in the 2000 first half as compared to 32.9% in the 1999 first half.

The decrease in net sales and gross profit was primarily due to lower average sales revenue per metric ton in dollars, partially offset by higher volume sold. Gross profit also benefited from continued cost savings. Cost savings programs generated actual savings of $45 million in the 2000 first half. This equates to $9 million of actual incremental savings from the 1999 actual savings (annualized), and we are on pace to achieve the $20 million of incremental savings targeted for this year.

GRAPHITE ELECTRODE BUSINESS SEGMENT. Net sales of graphite electrodes decreased 3%, or $7 million, to $266 million in the 2000 first half from $273 million in the 1999 first half. The decrease was primarily attributable to a reduction in the average sales revenue per metric ton in dollars. The average sales revenue per metric ton (in U.S. dollars and net of changes in currency exchange rates) of our graphite electrodes was $2,426 in the 2000 first half as compared to $2,723 in the 1999 first half. The lower average sales revenue per metric ton represented a decrease in net sales of about $29 million. $12 million of the reduction in average sales revenue per metric ton was related to changes in currency exchange rates and the balance was primarily due to lower selling prices and, to a limited extent changes in product mix. The volume of graphite electrodes sold increased by 10,100 metric tons, or 10%, to 108,000 metric tons in the 2000 first half from 97,900 metric tons in the 1999 first half. The increased volume of graphite electrodes sold represented an increase of about $25 million in net sales.

Cost of sales for graphite electrodes increased 6%, or $10 million, to $185 million in the 2000 first half from $175 million in the 1999 first half. Graphite electrode gross profit in the 2000 first half was $81 million (30.5% of net sales) as compared to gross profit in the 1999 first half of $98 million (35.9% of net sales). The increase in cost of sales was primarily due to increased volume sold, partially offset by cost savings. In addition, changes in currency exchange rates had a favorable impact on cost of sales as translated into dollars. Cost of sales per metric ton benefited from higher volume sold since the higher volume resulted in lower fixed cost per metric ton. As a result of higher volume sold as well as cost savings and changes in currency exchange rates, average cost of sales per metric ton in dollars for the 2000 first half was 4% lower than in the 1999 first half. The decrease in both gross profit and gross profit margin was due to the decrease in net sales and the increase in cost of sales.

GRAPHITE AND CARBON PRODUCTS BUSINESS SEGMENT. Net sales of graphite and carbon products decreased 9%, or $12 million, to $128 million in the 2000 first half from $140 million in the 1999 first half. While net sales of each of our major product lines declined, most of the decrease was attributable to a decline in net sales of graphite specialties. Net sales of graphite specialties declined as we eliminated product lines in connection with the restructuring of our graphite

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



specialties business. While our cathode business continues to experience strong demand, particularly with a continued shift in product mix towards graphite cathodes, the impact of the devaluation of the euro as compared to the dollar on net sales more than offset the impact of the increase in volume sold. The impact of changes in currency exchange rates on sales revenue in dollars accounted for about $5 million of the decrease in net sales.

Cost of sales for graphite and carbon products decreased 7%, or $6 million, to $96 million in the 2000 first half from $102 million in the 1999 first half. Graphite and carbon product gross profit in the 2000 first half was $32 million (25.0 % of net sales) as compared to gross profit in the 1999 first half of $38 million (27.1 % of net sales). The decline in cost of sales was primarily due to elimination of certain product lines in connection with the restructuring of our graphite specialties business and cost savings. The impact of these factors was partially offset by an increase in costs due to a temporary production outage in our cathode business and production inefficiencies incurred to meet high demand for our cathodes. The decrease in both gross profit and gross profit margin was primarily due to the fact that the decrease in net sales was greater than the decrease in cost of sales, both in terms of amounts of dollars and percentage change.

OPERATING PROFIT FOR US AS A WHOLE. Operating profit was $57 million, or 14.5% of net sales, in the 2000 first half as compared to $93 million, or 22.5% of net sales, in the 1999 first half. The decrease in operating profit was primarily due to lower gross profit.

Selling, administrative and other expense was $47 million in the 2000 first half, an increase of $2 million, or 4%, from $45 million in the 1999 first half. The increase in costs related to the POWER OF ONE initiative and an increase in the number of administrative employees, partially offset by cost savings.

Other (income) expense (net) was income of $1 million in the 2000 first half as compared to income of $6 million in the 1999 first half. Other income in the 1999 first half included a gain of $2 million from the sale of our spray cooled systems business. Other income in the 2000 first half included $1 million in legal expenses related to the lawsuit against our former parents, nonrecurring insurance benefits and favorable net currency and translation gains. Decreased interest income and lower miscellaneous asset sales offset these benefits.

OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense decreased to $39 million in the 2000 first half from $44 million in the 1999 first half. The decrease was due to lower average interest rates due to our debt recapitalization in February 2000 and lower total debt outstanding. Average outstanding total debt was $767 million in the 2000 first half as compared to $825 million in the 1999 first half. The average annual interest rate was 9.4% in the 2000 first half as compared to 9.9% in the 1999 first half. These average annual interest rates exclude imputed interest on the DOJ fine.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



Provision for income taxes was $4 million in the 2000 first half as compared to $13 million in the 1999 first half. During the 2000 first half, the provision for income taxes reflected a 25% effective rate, which is lower than the U.S. federal income tax rate of 35%, primarily due to higher earnings from consolidated entities with lower effective rates. During the 1999 first half, the provision for income taxes reflected a 27% effective rate.

As a result of the changes described above, net income before extraordinary item was $13 million in the 2000 first half, a decrease of 62%, from net income of $34 million in the 1999 first half.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds have consisted principally of invested capital, cash flow from operations and debt financing. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures and payment of fines, liabilities and expenses in connection with investigations, lawsuits and claims.

We are highly leveraged and have substantial obligations in connection with investigations, lawsuits and claims. We had total debt of $739 million and stockholders' deficit of $307 million at June 30, 2000, as compared to total debt of $722 million and stockholders' deficit of $293 million at December 31, 1999. Cash and cash equivalents and short-term investments were $11 million at June 30, 2000 as compared to $20 million at December 31, 1999. At June 30, 2000, there was an aggregate of $739 million of borrowings outstanding, and an aggregate of about $145 million available for future borrowing, under our revolving credit facility. Net debt (total debt net of cash, cash equivalents and short-term investment) was $728 million at June 30, 2000 as compared to $702 million at December 31, 1999. The increase in net debt was primarily due to the scheduled third installment of $15 million of the DOJ fine paid in April 2000. Our liquidity and financial position continue to be impacted by obligations arising out of antitrust investigations, lawsuits and claims as well as our financial performance.

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

Cash flow provided by operating activities was $25 million in the 2000 first half as compared to $39 million in the 1999 first half. The $14 million decrease in cash flow was due primarily to lower net income before restructuring charge and extraordinary item. Cash flow used in working capital was relatively stable at $33 million in the 2000 second quarter as compared to $36 million in the 1999 second quarter. The benefits of a decrease in notes and accounts receivable and reductions in payments for antitrust investigations and related lawsuits and claims, net, and in restructuring payments was offset by increases in inventories, primarily inventories of raw materials, and reductions in accounts payable and accruals.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



CASH FLOW USED IN INVESTING ACTIVITIES

Cash flow used in investing activities was relatively stable at $22 million for the 2000 first half as compared to $20 million for the 1999 first half. Most of the cash flow used in investing activities in both periods was used for capital expenditures. Capital expenditures in the 2000 first half were $4 million lower than in the 1999 first half. In the 2000 first half, we used $1 million to purchase common stock and warrants for the purchase of common stock of Mazarin Mining Corporation. In the 1999 first half, we received $3 million from the sale of our spray-cool systems business.

CASH FLOW USED IN FINANCING ACTIVITIES

Cash flow used in financing activities was $9 million for the 2000 first half as compared to $56 million in the 1999 first half. In the 1999 first half, we reduced our total debt from the beginning of the period to the end of the period by $55 million. In the 2000 first half, we increased our total debt by $17 million. The increase in cash flow from the increase in total debt was more than offset by $26 million of costs incurred in connection with our debt recapitalization in February 2000.

ACCOUNTING MATTERS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("Statement") No. 133, "Accounting for Derivative Instruments and Hedging Activities," It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently evaluating the impact of Statement No. 133 on our financial position and results of operations in the period of adoption.

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. We are evaluating whether SAB 101 will cause any change in our revenue recognition policies and procedures.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. We held contracts for the purpose of hedging against these risks with an aggregate notional amount of about $542 million at June 30, 2000 and $233 million at December 31, 1999. All of our contracts mature within one year. All of our contracts are marked-to-market and, accordingly, transaction gains and losses are reflected in the Consolidated Statements of Operations. Unrealized gains and losses on our outstanding contracts were $7 million unrealized gain at December 31, 1999 and $3 million unrealized gain at June 30, 2000.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates on reported earnings for the 2000 first half (annualized), assuming such changes had occurred on June 30, 2000. Based on this analysis, a hypothetical 10% weakening or strengthening in the U.S. dollar would have resulted in a change in our annualized earnings of about $3 million to $6 million. A hypothetical increase in interest rates of 100 basis points across all maturities would have increased our annual interest expense by about $7 million.

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

In April 1998, the Canadian Competition Bureau (the "COMPETITION BUREAU") commenced a criminal investigation as to whether there had been any violation of Canadian antitrust law by producers of graphite electrodes. In March 1999, pursuant to a plea agreement between our Canadian subsidiary and the Competition Bureau, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn.$11 million. The relevant Canadian court approved the plea agreement and, as a result, under the plea agreement, we will not be subject to prosecution by the Competition Bureau with respect to any other violations of Canadian antitrust law occurring prior to the date of the plea agreement. The fine was timely paid.

We became aware, in June 1998, that the Japanese antitrust enforcement authority had commenced an investigation as to whether there had been any violation of Japanese antitrust law by producers and distributors of graphite electrodes. In addition, we became aware, in October 1999, that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. We have no facilities or employees in Japan or Korea. We believe that, among other things, we have good defenses to any claim that we are subject to the jurisdiction of either such authority. In March 1999, the Japanese antitrust authority issued a warning letter to the four Japanese graphite electrode producers. While the Japanese antitrust authority did not issue a similar warning letter to us, the warning letter issued to the Japanese producers did reference us as a member of an alleged cartel.

In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. The statement does not set forth any proposed fines or the impact which cooperation by us or other producers would have on the respective

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


fines, if any. The maximum fine for such a violation is ten percent of a company's revenue during the year preceding the year in which the fine is assessed. We believe that we have provided substantial cooperation to the EU Competition Authority and are, therefore, entitled to a reduction in the amount of any fine which would otherwise be assessed. We believe that proceedings of this nature typically continue for about nine to twelve months before any fine is assessed. Any such assessment would be subject to appeal before the Court of First Instance in Luxembourg, although the fine or collateral security therefore would be payable three months after such assessment.

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

In 1999, we and other producers of graphite electrodes were served with two complaints commencing two separate civil antitrust lawsuits in the District Court. The first complaint entitled FERROMIN INTERNATIONAL TRADE CORPORATION, ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 26 steelmakers and related

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



parties, all but one of whom are located outside the U.S., and the second complaint entitled BHP NEW ZEALAND LTD. ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 4 steelmakers, all of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law.

In December 1999, January 2000 and July 2000, we were served with three complaints commencing three civil antitrust lawsuits. The first complaint, filed in the District Court, is entitled GLOBE METALLURGICAL, INC. V. UCAR INTERNATIONAL INC., ET AL., and the second complaint, filed in United States Bankruptcy Court for the Northern District of Ohio, is entitled IN RE SIMETCO, INC. The third complaint, filed in the United States District Court for the Southern District of West Virginia, is entitled ELKEM METALS COMPANY INC and ELKEM METALS COMPANY ALLOY LLP V. UCAR CARBON COMPANY INC., ET AL. (together with the first and second complaints, the "CARBON ELECTRODE LAWSUITS"). SGL Carbon AG is also named as a defendant in the first complaint and SGL Carbon Corporation is also named as a defendant in the third complaint. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. The guilty pleas described above do not relate to carbon electrodes.

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

Through August 11, 2000, except as described in the next paragraph, we have settled all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible antitrust claims by certain other customers who negotiated directly with us. The settlements cover virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments due thereunder have been timely made. Amounts due under the settlement of the antitrust class action will increase to the extent that additional undisputed claims are filed by members of the class (which includes purchasers of graphite electrodes who are located outside the U.S. but who purchased graphite electrodes from our U.S. subsidiaries).

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

1997 ANTITRUST EARNINGS CHARGE

We recorded a pre-tax charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million reserve is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as the on-going investigation by the EU Competition Authority and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $340 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at August 11, 2000, such amount continues to represent our estimate of such liabilities and expenses. In the aggregate, the fines and settlements described above and related expenses, net, are within the amounts we used to evaluate the $340 million charge.

Through June 30, 2000, we have paid an aggregate of $225 million of fines and net settlement and expense payments and $12 million of imputed interest. At June 30, 2000, $115 million remains in the reserve and, based on information known to us at August 11, 2000, the aggregate amount of remaining committed payments for fines and settlements at June 30, 2000 was about $63 million. The aggregate amount of remaining committed payments for imputed interest at June 30, 2000 was about $8 million. About $30 million of the committed payments for fines and settlements are due on or before June 30, 2001.

STOCKHOLDER DERIVATIVE AND SECURITIES CLASS ACTION LAWSUITS

In March 1998, UCAR was served with a complaint commencing a stockholder derivative lawsuit in the Connecticut Superior Court (Judicial District of Danbury). Certain former and current officers and directors were named as defendants. UCAR was named as a nominal defendant. In October 1999, UCAR and the individual defendants entered into an agreement settling the lawsuit. The settlement became final in January 2000.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


In April and May 1998, UCAR was served with complaints commencing securities class actions in the U.S. District Court for the District of Connecticut. The complaints were consolidated into a single complaint and the Florida State Board of Administration was designated lead plaintiff. UCAR and certain former and current officers and directors were named as defendants. The class of plaintiffs consists of all persons (other than the defendants) who purchased common stock during the period from August 1995 through March 1998. In October 1999, UCAR and the individual defendants entered into an agreement settling the lawsuit. The settlement became final in February 2000.

Under the settlements, a total of $40.5 million was contributed to escrow accounts for the benefit of former and current stockholders who are members of the class of plaintiffs for whom the securities class action was brought as well as plaintiffs' attorney's fees. We contributed $11.0 million and the insurers under our directors and officers' insurance policies at the time the lawsuits were filed contributed the balance of $29.5 million. In addition, Mary B. Cranston, a new outside director acceptable to both UCAR and the Florida State Board of Administration, the eighth largest state employees' pension fund, was added to UCAR's Board of Directors. We incurred about $2.0 million of unreimbursed expenses related to the lawsuits. These expenses, together with the $11.0 million, were recorded as a charge to operations of $13.0 million in the 1999 third quarter. In the 2000 second quarter, we reversed $1 million of this charge because actual expenses were lower than anticipated.

OTHER PROCEEDINGS AGAINST US

We are involved in various other investigations, lawsuits, claims and other legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on us.

LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS

In February 2000, at the direction of a special committee of independent directors of UCAR's Board of Directors, we commenced a lawsuit in the U.S. District Court for the Southern District of New York against our former parents, Mitsubishi and Union Carbide. The other defendants named in the lawsuit are Mitsubishi International Corporation, a U.S. subsidiary of Mitsubishi Corporation, and two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in 1995, Hiroshi Kawamura and Robert D. Kennedy. Mr. Kennedy, who was a director of UCAR at the time the lawsuit was commenced, resigned as such on March 14, 2000.

In the lawsuit, we allege, among other things, that, in January 1995, Mitsubishi and Union Carbide had knowledge of facts indicating that UCAR had engaged in illegal graphite electrode price fixing activities and that any determination of

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



UCAR's statutory capital surplus would be overstated as a result of those activities. We also allege that certain of their representatives knew or should have known about those activities. Mitsubishi was indicted by the DOJ in January 2000 for aiding and abetting those activities and was named as a defendant in several civil antitrust lawsuits commenced by electric arc furnace steel producers with respect to its alleged participation in those activities. In addition, we allege that, in January 1995, UCAR did not have the statutory capital surplus required to lawfully authorize the payments that UCAR made to its former parents. We also allege that Mitsubishi and Union Carbide were unjustly enriched by receipts from their investments in UCAR and that they knowingly induced or actively and substantially assisted former senior management of UCAR to engage in illegal graphite electrode price fixing activities in breach of their fiduciary duties to UCAR.

Based on the allegations summarized above, we believe that Mitsubishi and Union Carbide are liable for more than $1.5 billion in damages, including interest. Some of our claims provide for joint and several liability; however, damages from our various claims would not generally be additive to each other.

We believe that our claims are strong, and are confident about the ultimate outcome. Accordingly, we afforded the defendants the opportunity to settle this lawsuit in advance of filing the complaint in the interest of achieving a fair and expeditious resolution. We intend to vigorously pursue this lawsuit to trial.

The defendants have filed motions to dismiss the lawsuit and motions to disqualify certain of our counsel from representing us in the lawsuit. We are vigorously opposing those motions.

Litigation such as this lawsuit is complex. Complex litigation can be lengthy and expensive. We expect to incur between $10 million and $20 million for legal expenses to pursue this lawsuit through trial. These expenses will be accounted as operating expenses and will be expensed as incurred. Through June 30, 2000, we incurred $2 million of such legal expenses. This lawsuit is in its earliest stages, and the ultimate outcome of litigation such as this lawsuit is subject to many uncertainties, both substantive and procedural, including statute of limitation and other defenses, claims for indemnification and other counterclaims as well as those motions to dismiss and motions to disqualify. We may at any time settle this lawsuit.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2000, UCAR held its annual meeting of stockholders in Nashville, Tennessee. The stockholders elected the following directors with corresponding votes for and withheld:



                                             NUMBER OF            NUMBER OF
      NAME OF DIRECTOR                    SHARES VOTED FOR     SHARES WITHHELD
      ----------------                    ----------------     ---------------

      R. Eugene Cartledge..............     39,525,802            275,116
      Mary B. Cranston.................     39,529,871            271,047
      Alec Flamm.......................     39,511,343            289,575
      John R. Hall.....................     39,521,271            279,647
      Thomas Marshall..................     39,510,275            290,643
      Michael C. Nahl..................     39,531,361            269,557
      Gilbert E. Playford..............     39,489,872            311,046

      Total shares voted...............     39,800,918
      Total shares eligible............     45,119,788


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



                                                UCAR INTERNATIONAL INC.


Date:  August 11, 2000                        By: /s/ Corrado F. DeGasperis
                                                 ______________________________
                                                  Corrado F. DeGasperis
                                                  VICE PRESIDENT AND
                                                  CHIEF INFORMATION OFFICER
                                                  (PRINCIPAL ACCOUNTING OFFICER)

                             UCAR INTERNATIONAL INC.


                                INDEX TO EXHIBITS



EXHIBIT NO.                  DESCRIPTION

   27.1                 Financial Data Schedule