Form 10-Q
period 2000-09-30
UCAR INTERNATIONAL INC
filed 2000-11-08
CIK 931148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(MARK ONE)

[  X  ]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY  PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[     ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM _____________ TO
         ______________

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

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2000, 45,159,162 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION:

    ITEM 1.   FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of December 31, 1999
            And September 30, 2000....................................................................     Page 3

         Consolidated Statements of Operations for the Three Months ended
            September 30, 1999 and 2000 and for the Nine Months
            ended September 30, 1999 and 2000.........................................................     Page 4

         Consolidated Statements of Cash Flows for the Nine Months
            ended September 30, 1999 and 2000.........................................................     Page 5

         Consolidated Statement of Stockholders' Equity (Deficit) for the
            Nine Months ended September 30, 2000......................................................     Page 7

         Notes to Consolidated Financial Statements..................................................      Page 8

     INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1.............................................      Page 22

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..............................................................      Page 27

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................      Page 43


PART II.     OTHER INFORMATION:

    ITEM 1.   LEGAL PROCEEDINGS......................................................................      Page 45

    ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................      Page 51

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................................................      Page 51


SIGNATURE............................................................................................      Page 52


INDEX TO EXHIBITS....................................................................................      Page E-1


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         DECEMBER 31,     SEPTEMBER 30,
                     ASSETS                                                                  1999              2000
                                                                                         ------------     -------------
CURRENT ASSETS:

    Cash and cash equivalents........................................................   $      17         $      11
    Short-term investments...........................................................           3                 -
    Notes and accounts receivable....................................................         171               126
    Inventories:
       Raw materials and supplies....................................................          49                47
       Work in process...............................................................         113               113
       Finished goods................................................................          42                35
                                                                                          -------           -------
                                                                                              204               195
    Prepaid expenses and deferred income taxes.......................................          25                33
                                                                                          -------           -------
                Total current assets.................................................         420               365
                                                                                          -------           -------
Property, plant and equipment........................................................       1,071             1,013
Less: accumulated depreciation.......................................................         673               636
                                                                                          -------           -------
                Net fixed assets.....................................................         398               377
Other assets.........................................................................         115               120
                                                                                          -------           -------

                Total assets.........................................................   $     933         $     862
                                                                                          =======           =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

    Accounts payable.................................................................   $      80         $      73
    Short-term debt..................................................................           -                 4
    Payments due within one year on long-term debt...................................          82                22
    Accrued income and other taxes...................................................          39                43
    Other accrued liabilities........................................................         114               119
                                                                                          -------           -------
                Total current liabilities............................................         315               261
                                                                                          -------           -------
Long-term debt.......................................................................         640               696
Other long-term obligations..........................................................         224               187
Deferred income taxes................................................................          33                18
Minority stockholders' equity in consolidated entities...............................          14                13

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, par value $.01, 10,000,000 shares authorized, none issued.......          -                 -
    Common stock, par value $.01, 100,000,000 shares authorized,
       47,440,536 shares issued at December 31, 1999,
       47,478,644 shares issued at September 30, 2000................................          -                 -
    Additional paid-in capital.......................................................         523               525
    Accumulated other comprehensive income (loss)....................................        (205)             (234)
    Retained earnings (deficit)......................................................        (525)             (519)
    Less: cost of common stock held in treasury, 2,338,038 shares at
       December 31, 1999, 2,319,482 shares at September 30, 2000                              (86)              (85)
                                                                                          -------           -------
                Total stockholders' equity (deficit).................................        (293)             (313)
                                                                                          -------           -------
                Total liabilities and stockholders' equity (deficit).................   $     933         $     862
                                                                                          =======           =======


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                             THREE MONTHS                    NINE MONTHS
                                                                          ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                          -------------------            -------------------
                                                                         1999            2000        1999                 2000
                                                                         ----            ----        ----                 ----

Net sales............................................               $      210       $     192      $      623       $      586
Cost of sales........................................                      140             139             417              420
                                                                     ---------       ---------      ----------       ----------
     Gross profit....................................                       70              53             206              166
Research and development.............................                        3               3               7                8
Selling, administrative and other expenses...........                       20              20              65               67
Graphite and carbon restructuring
     charges (credits), net..........................                       (6)             (1)             (6)               5
Securities class action and stockholder derivative lawsuits                 13               -              13               (1)
Other (income) expense (net).........................                       (1)              -              (7)              (1)
                                                                    -----------      ---------      ----------       ----------

     Operating profit................................                       41              31             134               88
Interest expense.....................................                       20              18              64               57
                                                                    ----------       ---------      ----------       ----------
     Income before provision for income taxes........                       21              13              70               31
Provision for income taxes...........................                        -               5              13                9
                                                                   -----------       ---------      ----------       ----------
       Income of consolidated entities...............                       21               8              57               22
Less: Minority stockholders' share of income.........                        -               1               2                2
                                                                   -----------       ---------      ----------       ----------
       Income before extraordinary item..............                       21               7              55               20
Extraordinary item, net of tax.......................                        -               -               -               13
                                                                   -----------       ---------      ----------       ----------
     Net income......................................               $       21       $       7      $       55       $        7
                                                                    ==========       =========      ==========      ===========

BASIC EARNINGS PER COMMON SHARE:

     Income before extraordinary item................               $     0.46       $    0.16      $     1.22       $     0.44
     Extraordinary item, net of tax..................                        -               -               -            (0.28)
                                                                    ----------       ---------      ----------       ----------

     Net income per share............................               $     0.46       $    0.16      $     1.22       $     0.16
                                                                    ==========       =========      ==========       ==========
     Weighted average common shares outstanding
     (in thousands)..................................                   45,087          45,152          45,120           45,135
                                                                    ==========       =========      ==========       ==========

DILUTED EARNINGS PER COMMON SHARE:

     Income before extraordinary item................               $     0.45       $    0.16      $     1.18          $  0.43
     Extraordinary item, net of tax..................                        -               -               -            (0.28)
                                                                    ----------       ---------      ----------         -------
                                                                             -               -               -
                                                                    ----------       ---------      ----------
     Net income per share............................               $     0.45       $    0.16      $     1.18      $      0.15
                                                                    ==========       =========      ==========       =========

     Weighted average common and common
     equivalent shares outstanding (in thousands)....                   46,747          45,813          46,585           45,910
                                                                    ===========      =========      ==========       =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



                                                                                                NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                            -------------------
CASH FLOW FROM OPERATING ACTIVITIES:                                                         1999        2000
                                                                                             ----        ----
    Net income  .....................................................................    $     55     $     7
    Extraordinary item, net of tax...................................................           -          13
    Non-cash charges to net income:
       Depreciation and amortization.................................................          34          32
       Deferred income taxes.........................................................           2         (15)
       Graphite and carbon restructuring charges (credits), net......................          (6)          5
       Securities class action and stockholder derivative lawsuits...................          13           -
       Other non-cash charges........................................................          13          16
    Working capital*.................................................................         (45)        (32)
    Long-term assets and liabilities.................................................          (6)         14
                                                                                          -------      ------
           NET CASH PROVIDED BY OPERATING ACTIVITIES.................................          60          40
                                                                                          -------      ------
CASH FLOW FROM INVESTING ACTIVITIES:

    Capital expenditures.............................................................         (42)        (35)
    Purchases of short-term investments..............................................         (20)          -
    Maturity of short-term investments...............................................          25           2
    Purchase of investment ..........................................................           -          (1)
    Sale of assets...................................................................           4           -
                                                                                          -------      ------
           NET CASH USED IN INVESTING ACTIVITIES.....................................         (33)        (34)
                                                                                          -------      ------
CASH FLOW FROM FINANCING ACTIVITIES:

    Short-term debt borrowings (reductions), net.....................................         (18)          4
    Revolving credit facility borrowings, net........................................           -          59
    Long-term debt borrowings........................................................         108         657
    Long-term debt reductions........................................................        (159)       (705)
    Dividends paid to minority shareholder...........................................          (1)          -
    Financing costs..................................................................           -         (26)
                                                                                          -------      ------
           NET CASH USED IN FINANCING ACTIVITIES.....................................         (70)        (11)
                                                                                          -------      ------
Net increase (decrease) in cash and cash equivalents.................................         (43)         (5)
Effect of exchange rate changes on cash and cash equivalents.........................          (2)         (1)
Cash and cash equivalents at beginning of period.....................................          58          17
                                                                                          -------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................    $     13     $    11
                                                                                          =======      ======

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                                                NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                            -------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                           1999       2000
                                                                                            -----       ----
    Net cash paid during the period for:
       Interest......................................................................    $     64     $    66
                                                                                          =======      ======
       Income taxes..................................................................          29           7
                                                                                          =======      ======

  * Net change in working capital due to the following components:
    (Increase) decrease in current assets:
       Notes and accounts receivable.................................................    $     15     $    11
       Inventories...................................................................          14          (7)
       Prepaid expenses and other current assets.....................................           2          (1)
    Decrease in accounts payable and accruals........................................         (10)        (12)
    Antitrust investigations and related lawsuits and claims.........................         (46)        (17)
    Restructuring payments...........................................................         (20)         (6)
                                                                                          -------      ------
           WORKING CAPITAL...........................................................    $    (45)    $   (32)
                                                                                          =======      ======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



                                                                   ACCUMULATED
                                                                      OTHER
                                                      ADDITIONAL  COMPREHENSIVE  RETAINED                   TOTAL
                                            COMMON      PAID-IN      INCOME      EARNINGS   TREASURY    STOCKHOLDERS'
                                             STOCK      CAPITAL      (LOSS)      (DEFICIT)    STOCK   EQUITY (DEFICIT)
                                             -----      -------      ------      ---------    -----   ----------------

BALANCE AT DECEMBER 31, 1999..............  $    -    $    523     $   (205)     $  (525)    $  (86)    $   (293)

Comprehensive income:
   Net income.............................       -           -            -            7          -            7
   Other comprehensive income:
     Unrealized loss on available-for-sale
        securities........................       -           -           (1)           -          -           (1)
   Foreign currency translation
         adjustments                             -           -          (28)           -          -          (28)
                                             -----      ------        -----        -------    -----        -------
Total comprehensive loss..................       -           -          (29)           7          -          (22)
Sale of common stock - stock options......       -           2            -            -          -            2
Sale of common stock - treasury stock.....       -           -            -           (1)         1            -
                                             -----     -------       --------      -------    -----        -----
BALANCE AT SEPTEMBER 30, 2000.............  $    -    $    525      $  (234)     $   (519)   $  (85)      $ (313)
                                             =====     =======       =========    ========    =====        =====


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

(1)      INTERIM FINANCIAL PRESENTATION

     The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2000.

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

     "Subsidiaries" refers to those companies which, at the relevant time, were majority owned or wholly owned directly or indirectly by UCAR. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1996 through September 30, 2000, except for:

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

      FOREIGN CURRENCY TRANSLATION

      Generally, except for operations in Russia where high inflation has existed, unrealized gains and losses resulting from translating assets and liabilities of foreign operations into U.S. dollars are accumulated in other comprehensive income (loss) on the Consolidated Balance Sheets until such time as the operations are sold or substantially or completely liquidated. Translation gains and losses relating to operations where high inflation has existed are included in other (income) expense (net) in the Consolidated Statements of Operations. Our Mexican subsidiary began using the U.S. dollar as its functional currency during 1999 because its sales and purchases are predominantly U.S. dollar-denominated. Prior to August 1, 2000, our Swiss subsidiary used the U.S. dollar as its functional currency. Beginning August 1, 2000 our Swiss subsidiary began using the euro as its functional currency because its operations became predominantly euro-denominated.

     OTHER ACCOUNTING MATTERS

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently evaluating the impact of SFAS 133 on our financial position and results of operations in the period of adoption.

      In 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. We are evaluating whether SAB 101 will require any change in our revenue recognition policies and procedures.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(2)    EARNINGS PER SHARE

      Basic and diluted earnings per share are calculated using the following share data:


                                                                        THREE MONTHS                      NINE MONTHS
                                                                     ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                     -------------------              -------------------
                                                                    1999             2000            1999            2000
                                                                    ----             ----            ----            ----

Weighted average common shares
     outstanding for basic calculation...............            45,086,939       45,152,472       45,120,494     45,135,299
Add:  Effect of stock options........................             1,659,962          660,179        1,464,221        774,833
                                                                -----------     ------------      -----------     ----------
Weighted average common shares
     outstanding, adjusted for diluted calculation...            46,746,901       45,812,651       46,584,715     45,910,132
                                                                 ==========       ==========       ==========     ==========


      The calculation of weighted average common shares outstanding for the diluted calculation excludes the consideration of stock options covering 1,844,958 and 4,200,147 shares in each of the three months ended September 30, 1999 and 2000, respectively, and 1,940,256 and 3,449,723 shares in each of the nine months ended September 30, 1999 and 2000, respectively, because the exercise of these options would not have been dilutive for those periods.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



(3) SEGMENT REPORTING (CONT'D)

      The following tables summarize financial information concerning our reportable segments.


                                                                THREE MONTHS                NINE MONTHS
                                                             ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                             -------------------        -------------------
                                                           1999              2000          1999         2000
                                                           ----              ----          ----         ----
                                                                         (DOLLARS IN MILLIONS)

      Net sales  to external customers:
        Graphite electrodes............................. $    144      $    132      $    417       $   398
        Graphite and carbon products....................       66            60           206           188
                                                          --------      --------      --------       -------
           Consolidated net sales....................... $    210      $    192      $    623       $   586
                                                          =======       ========       =======        ======
      Gross profit:
        Graphite electrodes............................. $     51      $     37      $    149       $   118
        Graphite and carbon products....................       19            16            57            48
                                                          -------       --------      -------        ------
           Consolidated gross profit.................... $     70      $     53      $    206       $   166
                                                          =======       =========      =======       =======

(4)   RESTRUCTURING CHARGES (CREDITS)

      In 2000 third quarter, we recorded a restructuring charge of $3 million in connection with the realignment of our U.S. cathode production to our facilities in Brazil and France and the reduction of graphite electrode production capability to accommodate such increased cathode production in Brazil and France. This was a non-cash charge related to the write-off of certain fixed assets located at one of our facilities in the U.S.

      In 2000 first quarter, we recorded a restructuring charge of $6 million in connection with a restructuring of our graphite specialties business. The key elements of the restructuring consist of elimination of certain product lines and rationalization of operations to reduce costs and improve profitability of remaining product lines. This rationalization included discontinuing certain manufacturing processes at one of our facilities in the U.S. that will be performed at our other facilities in the future. The charge included estimated severance costs for 65 employees, costs for demolition of selected buildings, and related environmental costs. During the nine months ended September 30, 2000, we paid $0.6 million in severance costs. In 2000 third quarter, management decided not to demolish those buildings. Therefore, we reversed $4 million of the charge that related to demolition and related environmental costs.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(4)   RESTRUCTURING CHARGES (CREDITS) (CONT'D)

      In September 1998, we recorded a restructuring charge of $86 million in connection with a global restructuring and rationalization plan. The principal actions of the plan involved the closure of manufacturing operations at our facilities in Canada and Germany, and the centralization and consolidation of administrative and financial functions. These actions have eliminated 371 administrative and manufacturing positions through September 30, 2000.

      The following table summarizes activity relating to the accrued expense in connection with the restructuring charges.



                                                                                                ADJUSTMENTS
                                                                                                   AND
                                                                                                 CURRENCY
                                                 BALANCE AT        GRAPHITE AND                  EXCHANGE       BALANCE AT
                                                DECEMBER 31,          CARBON                       RATE         SEPT. 30,
                                                   1999            RESTRUCTURING      PAYMENTS    CHANGES          2000
                                                ------------       -------------      --------    -------          ----
                                                                    (DOLLARS IN MILLIONS)

     Severance and related costs........           $    13           $   2            $  (4)      $    (1)       $  10
     Plant shut down and related costs..                10               3               (1)           (4)           8
     Postmonitoring and
         environmental..................                 5               1               (1)            -            5
                                                   -------           -----             -----      -------      ---------
                                                   $    28          $    6            $  (6)      $    (5)     $     23
                                                    ======           =====             ====       =======       =======


      Cash payments of $6 million were made in the nine months ended September 30, 2000. The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

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

      In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against various producers of graphite electrodes (including us). The statement alleges that the producers violated the antitrust law of the European Community and the European Economic Area in connection with the sale of graphite electrodes. The statement does not set forth any proposed fines or the impact which cooperation by us or other producers would have on the respective fines, if any. The maximum fine for such a violation is ten percent of a company's revenue during the year preceding the year in which the fine is assessed. We believe that we have provided substantial cooperation to the EU Competition Authority and are, therefore, entitled to a reduction in the amount of any fine which would otherwise be assessed. We believe that proceedings of this nature typically continue for about nine to twelve months before any fine is assessed. Any such assessment would be subject to appeal before the Court of First Instance in Luxembourg, although the fine or collateral security therefore would be payable about three months after such assessment.

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

      In 1999 and 2000, we were served with complaints commencing three civil antitrust lawsuits related to the sale of carbon electrodes (the "carbon electrode lawsuits"). Another producer of carbon electrodes is also a defendant in two of the carbon electrode lawsuits. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. The guilty pleas described above do not relate to carbon electrodes.

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

      Through November 6, 2000, except as described in the next paragraph, we have settled all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible civil antitrust claims by certain other customers who negotiated directly with us. The settlements cover virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments thereunder have been timely paid. Amounts due under the settlement of the antitrust class action will increase to the extent additional undisputed claims are filed by members of the class (which includes purchasers of graphite electrodes who are located outside the U.S. but who purchased graphite electrodes from our U.S. subsidiaries).

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

      ANTITRUST EARNINGS CHARGE

      We recorded a charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses could be materially higher than $340 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at September 30, 2000, $340 million continues to represent our estimate of such liabilities and expenses. In the aggregate, the fines and settlements described above and related expenses, net, are within the amounts used by us to evaluate the $340 million charge.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



(5)   CONTINGENCIES (CONT'D)

      Through September 30, 2000, we have paid an aggregate of $226 million of fines and net settlement and expense payments and $12 million of imputed interest. At September 30, 2000, $114 million remains in the accrual and, based on information known to us at November 6, 2000, the aggregate amount of remaining committed payments for fines and settlements at September 30, 2000 was about $64 million. The aggregate amount of remaining committed payments for imputed interest at September 30, 2000 was about $8 million. About $26 million of the committed payments for fines and settlements are due on or before September 30, 2001.

(6)   NEW LONG-TERM DEBT

      On February 22, 2000, we completed a debt recapitalization. We obtained the New Senior Facilities and used the net proceeds to repay and terminate the Prior Senior Facilities, to redeem the Subordinated Notes at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, to repay certain other debt and to pay related expenses.

      The New Senior Facilities consist of:

         o A Tranche A Facility providing for initial term loans of $137 million and of [Euro] 161 million (equivalent to $158 million at February 22, 2000) to UCAR Finance. The Tranche A Facility amortizes in quarterly installments over six years, commencing June 30, 2000, with installments ranging from [Euro] 2 million in 2000 to [Euro] 17 million in 2005, with the final installment payable on December 31, 2005.

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

      We are required to make mandatory prepayments in the amount of:

           o Either 75% or 50% (depending on our ratio of adjusted net debt to adjusted total EBITDA) of adjusted excess cash flow. The obligation to make these prepayments, if any, arises after the end of each year with respect to adjusted excess cash flow during the prior year.

          o 100% of the net proceeds of certain asset sales or certain debt incurrences.

          o 50% of the net proceeds of certain equity securities issuances by UCAR.

      We may make voluntary prepayments under the New Senior Facilities. There is no penalty or premium due in connection with prepayments (whether voluntary or mandatory).

      UCAR Finance makes intercompany loans of the net proceeds of borrowings under the New Senior Facilities to UCAR Global's subsidiaries. UCAR, UCAR Global and each of UCAR Global's subsidiaries have guaranteed, with certain exceptions, the obligations of UCAR Global's subsidiaries under the intercompany loans, except that our U.S. subsidiaries have not guaranteed obligations of our foreign subsidiaries under the intercompany loans. The obligations of UCAR Global's subsidiaries under the intercompany loans as well as these guarantees are secured, with certain exceptions, by first priority security interests in substantially all of our assets, except that no more than 65% of the capital stock or other equity interests in our foreign subsidiaries held directly by our U.S. subsidiaries and no other foreign assets secure obligations or guarantees of our U.S. subsidiaries. The obligations of UCAR Finance under the New Senior Facilities are secured, with certain exceptions, by first priority security interests in all of these intercompany loans (including the related security interests and guarantees).

      UCAR has unconditionally and irrevocably guaranteed the obligations of UCAR Finance under the New Senior Facilities. This guarantee is secured, with certain exceptions, by first priority security interests in all of the outstanding capital stock of UCAR Global and UCAR Finance and all of the intercompany debt owed to UCAR.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



(6)      NEW LONG-TERM DEBT  (CONT'D)

      The interest rates applicable to the Tranche A and Revolving Facilities are, at our option, either Euro LIBOR plus a margin ranging from 1.00% to 2.75% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.00% to 1.75% (depending on our leverage ratio). The interest rate applicable to the Tranche B Facility is, at our option, either Euro LIBOR plus a margin ranging from 2.50% to 3.00% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by Morgan Guaranty Trust Company of New York or the federal funds effective rate plus 0.50%. UCAR Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility.

      We enter into agreements with financial institutions which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. Use of these agreements is allowed under the New Senior Facilities.

      The New Senior Facilities contain a number of covenants that, among other things, significantly restrict our ability to sell assets, incur additional debt, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into sale and lease back transactions, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make intercompany dividend payments to UCAR, pay intercompany debt owed to UCAR, engage in transactions with affiliates, pay dividends to stockholders of UCAR or make other restricted payments and that otherwise significantly restrict corporate activities. UCAR Global is, however, permitted to pay dividends to UCAR of up to $15 million for the purpose of making an investment in our subsidiary, Graftech Inc. (formerly known as UCAR Graph-Tech Inc.), and may also distribute the capital stock of Graftech Inc. to UCAR. In addition, UCAR may sell to third parties or distribute to UCAR's stockholders the capital stock of Graftech Inc. Further, we are permitted to pay dividends on, and repurchase, common stock in an aggregate amount of up to $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000.

      We are required to comply with specified minimum interest coverage and maximum leverage ratios, which become more restrictive over time, and limits on annual capital expenditures.

      In addition to the failure to pay principal, interest and fees when due, events of default under the New Senior Facilities include: failure to comply with covenants; failure to pay when due, or other defaults

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



      permitting acceleration of, other indebtedness exceeding $7.5 million; judgment defaults in excess of $7.5 million to the extent not covered by insurance; certain events of bankruptcy; and certain changes in control.

      Aggregate payments (based on euro to U.S. dollar exchange rates at September 30, 2000) due on the Tranche A and B Facilities are: $8 million in 2000; $26 million in 2001; $61 million in 2002 and 2003; $65 million in 2004 and 2005; and $165 million in 2006 and 2007.

      In the 2000 third quarter, pursuant to our debt recapitalization in February 2000, our Italian subsidiary entered into a $15 million long-term debt arrangement with a third party lender. We also placed on deposit with the third party lender funds in the same amount which secure the debt. Since we have the legal right to set-off, and the intent to do so, such amounts have been netted and are not reflected separately in the Consolidated Balance Sheets.

      EXTRAORDINARY ITEM

      In February 2000, we recorded an extraordinary charge of $21 million ($13 million after tax) related to our debt recapitalization. The extraordinary charge includes $5 million of bank and third party fees and expenses, $9 million of redemption premium on the Subordinated Notes, and write-off of $7 million of deferred debt issuance costs.

(7)   FINANCIAL INSTRUMENTS

      Certain of our subsidiaries sold receivables totaling $84 million in the 2000 first nine months and $54 million in the 1999 first nine months. None of the receivables sold were recorded on the Consolidated Balance Sheets at September 30, 2000 and December 31, 1999.

(8)   LAWSUIT AGAINST FORMER PARENTS

      On February 23, 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. The other defendants are Mitsubishi International Corporation, a U.S. subsidiary of Mitsubishi Corporation, and two of the respective representatives of Mitsubishi Corporation and Union Carbide Corporation who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in January 1995. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with the recapitalization were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in us and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. We expect to incur $10 million to $20 million in legal expenses to pursue

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


      this lawsuit through trial. Through September 30, 2000, we incurred $3 million of such legal expenses.

(9)   PUBLIC OFFERING OF COMMON STOCK OF GRAFTECH INC.

      On July 3, 2000, Graftech Inc. (formerly known as UCAR Graph-Tech Inc.), our wholly owned operating subsidiary engaged in the natural, acid-treated and flexible graphite business, filed a registration statement on Form S-1 with the Securities and Exchange Commission related to a proposed initial public offering of its common stock. A portion of the common stock to be sold was expected to consist of newly issued shares to be sold by Graftech Inc. and the balance was expected to consist of outstanding shares to be sold by our other subsidiary. Costs associated with the offering, including underwriting discounts, legal, accounting, printing and filing fees and incremental business realignment and separation costs, are expected to be paid from the gross proceeds of the offering. We will record a charge for costs incurred in connection with the offering if we do not proceed with the offering.

      On August 1, 2000, the registration statement filed by Graftech Inc. was declared effective.

      On August 3, 2000, we postponed the initial public offering due to market conditions.

(10)  SUBSEQUENT EVENT - AMENDMENT OF LONG-TERM DEBT

      On October 11, 2000, our New Senior Facilities were amended to, among other things, grant us a less restrictive maximum leverage ratio through June 30, 2001. In connection therewith, the maximum margin added to either euro LIBOR or the alternate base rate to determine the interest rates thereunder was increased by 0.25% and we paid an amendment fee of $2 million.

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

"SUBSIDIARIES" refers to those companies which, at the relevant time, were majority owned or wholly owned directly or indirectly by UCAR or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1996 through September 30, 2000, except for:

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

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

References to cost in the context of our low-cost producer strategy do not include:

     o the impact of special, non-recurring or unusual charges or credits such as those related to lawsuits and claims, restructurings, impairment losses or inventory write-downs, or

     o the impact of accounting changes or expenses incurred in connection with lawsuits initiated by us.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


Unless otherwise noted, all cost savings and reductions are estimates based on a comparison to costs in 1998 or the 1998 fourth quarter (annualized) and on the assumption that net sales and other operating conditions are the same in 1999, 2000, 2001, 2002 and thereafter as they were in 1998.

Neither any statements in this Report nor any charge taken by us relating to any legal proceedings constitute an admission as to any wrongdoing or liability. Nothing contained herein shall be deemed to constitute an offer to sell or solicitation of an offer to buy any securities.

Market data relating to the steel industry has been derived from publications by the International Iron and Steel Institute and other industry sources as well as our own estimates. Market data relating to the fuel cell industry has been derived from publications by securities analysts relating to Ballard Power Systems Ltd. ("BALLARD"), other industry sources and public filings, press releases and other public documents of Ballard as well as our own estimates. Market and market share data relating to the graphite and carbon industry as well as cost information relating to our competitors has been derived from the sources described above and public filings, press releases and other public documents of our competitors as well as our own estimates. Although we believe that this data is reliable, we cannot guarantee the accuracy or completeness of this data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.

Unless otherwise noted, when we refer to dollars we mean U.S. dollars.

Reference is made to UCAR's Annual Report on Form 10-K for the year ended December 31, 1999 (the "ANNUAL REPORT") for background information on various contingencies and other matters related to circumstances affecting us and our industry.

FORWARD LOOKING STATEMENTS

This Report contains forward looking statements. In addition, from time to time, we or our representatives have made or may make other forward looking statements orally or in writing. These include statements about such matters as: future production of steel in electric arc furnaces; future prices and sales of and demand for graphite electrodes and other products; future operational and financial performance of various businesses; strategic plans and programs; impacts of regional and global economic conditions; restructuring, strategic alliance, investment, acquisition, joint venture, operating, integration, tax planning, rationalization, financial and capital projects; legal matters and related costs; consulting fees and related projects; potential offerings, sales, restructurings and other actions regarding debt or equity securities of our subsidiaries; and future costs, cost savings and reductions, margins, earnings and growth. The words "will," "may," "plan," "estimate," "project," "believe," "anticipate," "intend," "expect," "could," "should," "would" and similar expressions identify some of these statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

     o the possibility that global or regional economic conditions may not improve for our products or may worsen,

     o the possibility that announced or anticipated additions to capacity for producing steel in electric arc furnaces or announced or anticipated reductions in graphite electrode manufacturing capacity may not occur,

     o the possibility that increased production of steel in electric arc furnaces or reductions in graphite electrode manufacturing capacity may not result in increased demand for, or price or volume stability or increases for, graphite electrodes,

     o the possibility that economic or technological development may adversely affect the growth in the use of graphite cathodes in lieu of carbon cathodes in the aluminum smelting process,

     o the occurrence of unanticipated events or circumstances relating to pending antitrust investigations, lawsuits or claims,

     o the commencement of new investigations, lawsuits or claims relating to the same subject matter as the pending investigations, lawsuits or claims,

     o the possibility that the lawsuit against our former parents initiated by us could be dismissed or settled, our theories of liabilities or damages could be rejected, material counterclaims could be asserted against us, legal expenses and distraction of management could be greater than anticipated, or unanticipated events or circumstances may occur,

     o the possibility of delays in or failure to achieve widespread commercialization of proton exchange membrane ("PEM") fuel cells which use flexible graphite-based flow field plates and the possibility that manufacturers of PEM fuel cells using those plates may obtain those plates or the flexible graphite used in them from other sources,

     o the possibility that we may not be able to protect our intellectual property or that intellectual property used by us infringes the rights of others,

     o the possibility of delays in or failure to achieve successful development and commercialization of new or improved products, the possibility of delays in meeting or failure to meet contractually specified development objectives and the possible

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

               inability to find and successfully complete expansion of manufacturing capacity to meet growth in demand for new or improved products, if any,

     o the possibility that expected cost savings from our enhanced global restructuring and rationalization plan, our POWER OF ONE initiative, the restructuring of our graphite specialties business and other cost reduction efforts will not be fully realized,

     o the possibility that we may incur unanticipated health, safety or environmental compliance, remediation or other costs or experience unanticipated labor difficulties,

     o the occurrence of unanticipated events or circumstances relating to strategic plans or programs, including completion of financial alternatives to create more value for our stockholders from Graftech, or relating to restructuring, strategic alliance, investment, acquisition, joint venture, operating, capital, integration, tax planning, financial or rationalization projects,

     o changes in interest or currency exchange rates, changes in competitive conditions, changes in inflation affecting our raw material, energy or other costs, development by others of substitutes for some of our products and other technological developments,

     o the possibility that changes in financial performance may affect our compliance with financial covenants under the New Senior Facilities, and

     o other risks and uncertainties, including those described elsewhere or incorporated by reference in this Report or the Annual Report.

No assurance can be given that any future strategic alliance, joint venture, investment or acquisition projects or any potential offering, sale or restructuring will be completed or as to the timing or terms of any such transaction.

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

Graphite electrodes are consumed primarily in the production of steel in electric arc furnaces, the steelmaking technology used by all "mini-mills." Mini-mills constitute the growth sector of the steel industry. Graphite electrodes are also used for refining steel in ladle furnaces and in other smelting processes. Carbon electrodes are used primarily in the production of silicon metal, which is used in the manufacture of aluminum. Cathodes are used as lining for furnaces that smelt aluminum. Flexible graphite is used in gasket and other sealing applications, as well as heat shielding applications, primarily for internal combustion engines, pipe flanges, and chemical and petrochemical industry process equipment. Our flexible graphite is a natural graphite based product, while most of our other products are petroleum coke-based products. We are developing applications for high quality, highly engineered natural, acid-treated and flexible graphite products and solutions for customers for applications in fuel cells, thermal management in computers and other electronic devices, fire protection in construction and building materials, energy management in devices such as batteries and supercapacitors, and heat management in high temperature use industrial furnaces. In addition to the steel and metals industries, we sell graphite and carbon products to the semiconductor, automotive, aerospace, chemical and transportation industries. We have the largest share of the free trading markets in all of our major product lines.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

     o          our management team,

     o          our exceptional customer service,

     o          our diversified customer base, and

     o our technology and our product innovation and process improvement capabilities.

To achieve our strategic goal, we are focusing significant efforts on further reducing costs, improving operating efficiencies and improving product quality and technical and commercial customer service. We are restructuring our carbon and graphite specialties business and implementing a global business transformation initiative entitled POWER OF ONE. We are pursuing strategic alliances and growth opportunities that enhance or complement our existing businesses. We are also focusing on developing new related products and expanding applications for our existing products.

We seek to build on these strengths and use these strategies to generate revenue growth, maximize free cash flow, reduce leverage and maintain and enhance gross margins.

RESTRUCTURING, RATIONALIZATION AND COST SAVINGS PLANS

UCAR's Board of Directors adopted a global restructuring and rationalization plan in September 1998, and we launched new initiatives to enhance the plan in October 1999. We believe that the plan is the most aggressive major cost reduction plan currently being implemented in the graphite and carbon industry. We estimate that the enhanced plan will generate cost savings at an annualized run rate of about $100 million by the end of 2000 (about $27 million higher than at the end of 1999), $135 million by the end of 2001 and $165 million by the end of 2002 and thereafter. We achieved actual cost savings of $73 million in 1999, exceeding our original target of $64 million. We achieved actual cost savings (including an annualized reduction in interest expense as a result of our debt recapitalization completed in February 2000) of $68 million for the 2000 first nine months.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



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

Our enhanced plan targets the reduction of gross debt to $550 million by the end of 2002 and a substantial reduction in annual interest expense. Our ability to achieve these targets could be affected materially by such factors as changes in market interest rate levels, further delays in completing or failure to complete strategic alliance, joint venture or acquisition projects or financial alternatives to create more value for our stockholders from Graftech, changes in strategic plans or programs, or changes in conditions affecting us, our industry or our cost saving, tax planning or other initiatives.

In support of our strategy, we have launched a global business transformation initiative entitled POWER OF ONE. POWER OF ONE is a coordinated global self-assessment and business process rationalization and transformation initiative driving one consistent theme throughout our organization: "becoming the best." We have mobilized global teams that are reassessing every aspect of the way we do business. The initiative has already challenged and empowered our workforce, identified business-to-business opportunities with existing and potentially new trading partners, and established targets for improving quality, speed and efficiency across our extended enterprise. The initiative will require an investment of about $7 million in 2000, of which about $3 million are capital expenditures, and a total investment of about $25 million over the three years ending 2002. We believe, however, that most of this investment will be funded from cost savings expected to be realized.

The POWER OF ONE initiative also includes evaluating every aspect of our supply chain performance. We expect to achieve non-recurring improvement in cash flow from operations by reducing inventories, as measured against inventory levels and based on production levels for the 1999 first nine months (annualized), by over 20% (or $50 million), reducing inventories to about $180 million and reducing our cash cycle time by about one-third by the end of 2002.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



During late 1999, our graphite specialties business, which accounted for about 9% of our net sales in 1999, experienced significant adverse change due to a decline in demand for graphite specialties (particularly from certain segments of the semiconductor industry), growth in supply due to expansion by other producers, a decline in prices for graphite specialties, and delays in bringing new and improved products to market. The assets and inventory of this business are located primarily at our plant in Clarksburg, West Virginia. Since the future estimated undiscounted cash flows expected to result from the use of these assets were below their respective carrying amounts, in the 1999 fourth quarter we wrote down the carrying value of these assets to their fair market value. Due to these same factors, in February 2000, we announced that we would restructure the business. The key elements of the restructuring consist of elimination of certain product lines, and rationalization of operations to reduce costs and improve profitability of remaining product lines, including demolition of certain buildings. Accordingly, in the 2000 first quarter, we recorded a restructuring charge of $6 million, primarily for severance costs for 65 employees and demolition and related environmental costs. We expect the restructuring to generate cost savings at an annual run rate of $7 million by the end of 2001. Subsequently, in 2000 third quarter, we decided not to demolish the buildings. Therefore, we reversed $4 million of the charge that related to demolition and related environmental costs.

DEVELOPMENTS RELATING TO OUR GRAPHITE ELECTRODE BUSINESS

We are realigning some of our global manufacturing capacity for graphite electrodes to our other product lines to optimize our total manufacturing capabilities in order to seek to maximize profitability. In response to growing global demand for graphite cathodes from aluminum producers, we have resourced our U.S. cathode production to our facility in Brazil and one of our facilities in France. In addition, in connection with the restructuring of our graphite specialties business, we are transferring the majority our graphite specialties production from our facility in Clarksburg, West Virginia to the same facility in France. Certain equipment previously used in Brazil and France to produce graphite electrodes will now be used to produce graphite cathodes and graphite specialties. As a result of these actions, our annual graphite electrode manufacturing capacity will be permanently reduced by about 15,000 metric tons, to 230,000 metric tons of rated capacity from about 275,000 metric tons of rated capacity in 1998. Effective capacity is about 95% of rated capacity, so our effective capacity is now about 220,000 metric tons.

We expect investments required to accommodate these realignments to be funded from our normal capital expenditure program. We recorded a restructuring charge of $3 million in the 2000 third quarter in connection with these realignments. This was a non-cash charge related to the write-off of certain fixed assets located at our facility in the U.S. These realignments, including completion of the restructuring of our graphite specialties business, will take three to six months to fully implement.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

In October 2000, we signed a letter of intent to enter into production and marketing joint ventures with Jilin Carbon Company ("JILIN") to produce and sell ultra-high power graphite electrodes in China. It is believed to be the largest graphite electrode market in the world. Jilin is the largest producer of graphite electrodes and other graphite and carbon products in China. It produces about 50,000 metric tons of graphite electrodes annually, and the production joint venture is expected to replace about 50% of that production with higher quality and better performing ultra high power graphite electrodes.

The production joint venture is expected to have capacity to manufacture 20,000 metric tons of graphite electrodes annually and to be configured so as to be expandable to 30,000 metric tons. The production joint venture is expected to utilize renovated capacity at Jilin's main facility in Jilin City and to complete additions at another site in Changchun that were begun by Jilin. The first phase of renovations is expected to be completed by mid-2001. We will provide cash and technical assistance for a 25% ownership interest in the production joint venture. The parties intend to form a separate equally owned joint venture to market and sell the graphite electrodes produced by the production joint venture. These transactions are subject to customary terms and conditions, including negotiation of definitive agreements, completion of due diligence, and receipt of necessary governmental and corporate approvals.

DEBT RECAPITALIZATION

In February 2000, we completed a debt recapitalization. We obtained the New Senior Facilities, which consist of a $300 million, six year tranche A term loan facility, a $350 million, eight year tranche B term loan facility and a $250 million, six year revolving credit facility. The tranche A and revolving facilities are dollar/euro dual currency facilities. We used the net proceeds of the New Senior Facilities to terminate and repay about $490 million of term debt outstanding under the Prior Senior Facilities, to redeem all $200 million of the Subordinated Notes outstanding at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, to replace the outstanding borrowings under our old revolving credit facility, to repay certain other debt and to pay related expenses.

The debt recapitalization:

     o lowered our average interest rate (at market interest rate levels prevailing at the time of the debt recapitalization) by about 200 basis points (equivalent to a reduction of interest expense of about $10 million for 2000 and $12 million on an annualized basis at debt levels prevailing at the time of the debt recapitalization),

     o        extends the average maturities of our debt,

     o        enables us to repay our debt without penalty or premium, and

     o increases our ability to repurchase common stock, make acquisitions and pursue strategic initiatives.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



We recorded an extraordinary charge of $13 million, net of tax, in connection with our debt recapitalization. The charge includes the redemption premium on the Subordinated Notes, bank, legal, accounting, filing and other fees and expenses, and write-off of deferred debt issuance costs.

In October 2000, our New Senior Facilities were amended to, among other things, increase the maximum leverage ratio permitted thereunder through June 30, 2001. In connection therewith, we paid an amendment fee of $2 million and increased the maximum margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder by 25 basis points (equivalent to an increase in interest expense of about $2 million on an annualized basis at debt levels prevailing at the time of the debt recapitalizaion).

DEVELOPMENTS RELATING TO GRAFTECH

In February 2000, we announced that we were studying a number of financial alternatives to create more value for our stockholders from Graftech. Subsequently, we announced that we intended to proceed with an initial public offering of common stock of Graftech. In connection therewith, Graftech filed a registration statement with the SEC. We also announced that Graftech had entered into a memorandum of understanding with Mazarin Mining Corporation relating to possible development of a natural graphite flake deposit in Canada as a source of high quality, low cost raw material for Graftech.

In June 2000, pursuant to the memorandum of understanding, we purchased from Mazarin common stock representing about 4% of its outstanding common stock and warrants to purchase common stock representing about another 4% of its common stock, for an aggregate of $1 million.

In August 2000, we announced that we were postponing the offering because, under then current market conditions, we did not believe that the pricing in the offering would reflect the true enterprise value of Graftech. Accordingly, we did not believe it was in the long-term best interest of UCAR stockholders to complete the offering at that time. We will record a charge for costs incurred in connection with the offering if we do not proceed with the offering.

In 2000, Graftech commenced installation of a new advanced flexible graphite manufacturing line at our facility in Parma, Ohio. This manufacturing line is expected to produce products for Ballard and other customers, and installation is expected to be completed in the 2001 first quarter. We expect to invest $9 million in connection with the installation of this manufacturing line. Graftech continues to pursue business opportunities relating to applications for flexible graphite in thermal management, fire protection and energy management as well as strengthening its relationship with Ballard.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

GLOBAL ECONOMIC CONDITIONS

We are a global company and serve most geographic markets worldwide. Accordingly, we are impacted in varying degrees, both positively and negatively, as country or regional conditions affecting the markets for our products fluctuate.

In 1998, the economic downturn in the Asia Pacific region directly or indirectly affected most of the worldwide markets for steel and other metals, semiconductors and certain other products made by our customers. This adversely affected demand and pricing for graphite electrodes and most of our other products. These circumstances negatively impacted our results of operations in 1998 and 1999.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



In the 1999 second quarter, worldwide electric arc furnace steel production began to gradually recover as a result of the strength of the U.S. and European economies and the beginning of recovery in other areas of the global economy. Also, in 1999, worldwide production by customers for many of our other products began to gradually recover.

We benefited from that recovery. Our volume of graphite electrodes sold in our home markets gradually increased and, in the 2000 second quarter, exceeded 1998 and 1999 levels. We announced graphite electrode price increases for various geographic markets in April, June, July, August and September 2000 for implementation in the 2000 second half and in 2001. Our average graphite electrode prices in the 2000 third quarter were still 10% below those in the 1999 third quarter.

During 2000, demand for most of our other products has been relatively stable. In particular, we have seen steady demand for graphite cathodes from the aluminum industry. However, demand for graphite specialties, particularly from certain segments of the semiconductor industry, and for certain products sold to the silicon metals industry, has remained weak and demand for flexible graphite used for end-user industrial and automatic gasket sealing applications has weakened. Pricing for most products in our graphite and carbon products business segment has not strengthened.

In the 2000 third quarter, the U.S. and European economies appear to be weakening, and this is directly or indirectly affecting most of the worldwide markets for steel and other metals and products made by our customers. This has and is expected to continue to adversely affect demand and pricing for graphite electrodes and many of our other products. These circumstances negatively impacted our results of operations in the 2000 third quarter and are expected to continue to do so in 2000 fourth quarter and early 2001.

OUTLOOK

During 1997 through 1999, we estimate that an aggregate of about 53 million metric tons of net new electric arc furnace steelmaking capacity was added worldwide. We estimate that about 18 million metric tons of that net new capacity was added in 1999. Further, we believe that a portion of the net new capacity added in the last three years has not yet become fully operational. We are aware of about 13 million metric tons of announced net new electric arc furnace steelmaking production capacity that has been or is scheduled to be added in 2000 and about 35 million metric tons that is scheduled to be added in 2001 through 2003.

We believe that the graphite electrode manufacturing capacity utilization rate in the free trading markets was about 91% in 1997, about 85% in 1998, about 87% in 1999 and about 95% in the 2000 first nine months. Since September 1998, we have reduced our annual graphite electrode manufacturing capacity by about 45,000 metric tons. We believe that this reduction represented about 6% of estimated graphite electrode manufacturing capacity in the free trading markets. Since September 1998, two of our competitors have reduced their annual graphite electrode manufacturing capacity. Their announced reductions total more than 28,000 metric tons.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



We announced a price increase of [euro]/$150 per metric ton in April 2000 and a second price increase in July 2000, which together bring the base price up to [euro]/$2,850 per metric ton for graphite electrodes sold in Western Europe and up to $2,850 per metric ton in Eastern Europe, Middle East, North Africa and Asia Pacific (excluding Japan). In June 2000, we announced a $150 per metric ton price increase for graphite electrodes sold in the U.S. and Canada, bringing the base price up to $2,975 per metric ton. We have received orders for over 10,000 metric tons of graphite electrodes at the new higher prices, most of which is expected to be shipped in the 2001 fourth quarter. However, with the majority of our net sales for the 2000 fourth quarter having been received, we expect that these price increases will have only limited positive impact on 2000 fourth quarter net sales. Nonetheless, these price increases should set a positive stage for price negotiations with customers for 2001. As is typically the case, we expect these negotiations to occur in the 2000 fourth quarter. The strength of the dollar as compared to the euro and other currencies in which we sell our products, as well as competitive pressures, could continue to adversely affect prices of our graphite electrodes as translated into dollars. This could adversely affect our earnings in future quarters.

We expect demand for our graphite electrodes in the 2000 fourth quarter and early 2001 to be adversely affected by a slowdown in global steel production as well as our efforts to increase graphite electrode prices. We believe that global steel production is declining due to overproduction in the 2000 first half as well as weakness in the U.S. and European economies. In anticipation of possible lower demand next year and continuing our efforts to reduce inventories, we have reduced operating levels at certain of our facilities, including layoff of about 70 production employees in North America. Nonetheless, steel consumption is forecasted by industry sources to rise by another 2% in 2001 from the record levels of 2000. Accordingly, we believe that, once the steel supply/demand imbalance resulting from overproduction is corrected, demand for our graphite electrodes will remain stable, assuming that U.S., European and other regional economies do not experience substantial additional weakness. We expect to see improvements in selling prices to customers as we continue to implement our announced price increases next year.

We believe that, on the whole, assuming that U.S., European and other regional economies do not experience substantial additional weakness, demand for most of our graphite and carbon products will remain relatively steady in the 2000 fourth quarter and 2001. We have initiated price increases for our cathodes and graphite specialties. We expect 2000 fourth quarter results for our graphite and carbon products to be similar to 2000 first nine months results and believe that the gross profit margin for our graphite and carbon products should improve going into 2001. Following completion of the restructuring of our graphite specialties business, we expect its gross profit margin to return to or exceed the early 1999 level by the end of 2001.

While we continue to implement our strategies, including formation of strategic alliances, supply chain optimization, working capital and capital structure improvements, and other cost savings measures, we expect to be impacted by energy, petroleum products and other inflationary cost increases in the 2000 fourth quarter and 2001.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



CURRENCY MATTERS

We incur manufacturing costs and sell our products in multiple currencies. As a result, in general, our results of operations and financial condition are affected by changes in currency exchange rates and by inflation in countries with highly inflationary economies where we have manufacturing facilities. To manage certain exposures to risks caused by changes in currency exchange rates, we use various off-balance sheet financial instruments to attempt to hedge these exposures. To account for translation of foreign currencies into dollars for consolidation and reporting purposes, we record foreign currency translation adjustments in accumulated other comprehensive income (loss) as part of stockholders' equity in the Consolidated Balance Sheets, except in the case of operations in highly inflationary economies where we record foreign currency translation gains and losses as part of other (income) expense (net) in the Consolidated Statement of Operations. We also record foreign currency transaction gains and losses as part of other (income) expense (net).

During 1999 and 2000 first nine months, many of the currencies in which we manufacture and sell our products weakened against the dollar. The most significant consisted of the weakening of the euro, which devalued about 18% against the dollar in 1999 and about 12% in the 2000 first nine months, the weakening of the Brazilian currency, which devalued about 49% against the dollar during 1999 and about 3% in the 2000 first nine months, and the weakening of the South African currency, which devalued about 15% in 2000 first nine months.

HIGHLIGHTS OF THIRD QUARTER OPERATING RESULTS

Net sales decreased by $7 million and, primarily as a result, gross profit decreased by $3 million (and gross profit margin decreased from 28.1% of net sales to 27.6% of net sales) and operating profit decreased by $2 million (and operating profit margin decreased to 16.0% of net sales from 17.0% of net sales), in each case as compared to the 2000 second quarter. However, interest expense was stable and total overhead decreased by $1 million in the 2000 third quarter as compared to the 2000 second quarter. Further, net debt decreased by $17 million at the end of the 2000 third quarter as compared to the end of the 2000 second quarter. Earnings for the 2000 third quarter were $7 million, or $0.16 per diluted share, as compared to 2000 second quarter earnings of $11 million, or $0.24 per diluted share.

GRAPHITE ELECTRODE BUSINESS SEGMENT. Graphite electrode net sales decreased to $132 million in the 2000 third quarter from $137 million in the 2000 second quarter, primarily due to a decrease in sales volume. The decrease in sales volume was primarily attributable to a slowdown in production by electric arc furnace steel producers in North America and postponement of shipments to Europe due to transport strikes relating to the oil crisis. The volume of graphite

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


electrodes sold during the 2000 third quarter was 53,900 metric tons, as compared to 56,800 metric tons in the 2000 second quarter. This reduced net sales by $7 million. The impact of decreased sales volume was partially offset by an increase in average prices. The average sales revenue per metric ton in dollars of graphite electrodes in the 2000 third quarter was $2,406 as compared to the average in the 2000 second quarter of $2,374. The increase was primarily due to changes in product mix and price increases, partially offset by changes in currency exchange rates.

Gross profit for this segment in the 2000 third quarter was $37 million (28.0% of net sales) as compared to 2000 second quarter gross profit of $41 million (29.9% of net sales). Cost of sales was negatively impacted by production inefficiencies and increased energy costs, which more than offset a favorable impact of changes in currency exchange rates and cost savings initiatives. This resulted in an increase in cost of sales of $70 per metric in the 2000 third quarter as compared to the 2000 second quarter.

GRAPHITE AND CARBON PRODUCTS BUSINESS SEGMENT. Net sales of the graphite and carbon products segment decreased to $60 million in the 2000 third quarter from $62 million in the 2000 second quarter. The decrease was primarily due to a decrease in sales volume of cathodes attributable to seasonality and changes in product mix and, to a lesser extent, a decrease in sales volume of cathodes and flexible graphite products sold to Graftech's historical sealing market and changes in currency exchange rates. The decrease was partially offset by an increase in net sales in refractories and other product lines.

Gross profit for this segment in the 2000 third quarter was $16 million (26.7% of net sales) as compared to 2000 second quarter gross profit of $15 million (24.2% of net sales). The increase in gross profit and gross profit margin was due primarily to increased net sales of refractories, cost improvements resulting from the restructuring of our graphite specialties business and cost reduction programs, partially offset by lower net sales.

OTHER ITEMS. Total selling, administrative and other expenses were $20 million in the 2000 third quarter, a decrease of $3 million from $23 million in the 2000 second quarter, primarily due to reduced spending. Other income was $1 million lower in the 2000 third quarter than in the 2000 second quarter, primarily due to lower non-recurring insurance benefits, net of continuing legal expenses related to our litigation against our former parents and consulting expenses related to POWER OF ONE. For the 2000 third quarter, the effective income tax rate recorded was 41%, excluding the impact of special charges. This tax rate brings the effective income tax rate for the year up to 30%. The increase in the yearly tax rate is due to a higher percent of income in foreign jurisdictions with higher tax rates than we had anticipated. This was partially offset by a $20 million reduction in the 2000 third quarter of the deferred tax asset valuation allowance on foreign tax credits. This reduction was based on a reassessment in the 2000 third quarter of our U.S. tax profile and associated tax planning strategies.

Cash flow from operations was a positive $18 million in the 2000 third quarter, before antitrust fines and net settlement and expense payments of $1 million and restructuring payments of $2 million. Net working capital decreased by $4 million in the 2000 third quarter as compared to the 2000 second quarter, before antitrust fines, net settlement and expense payments and restructuring payments. Cash flow from working capital was favorably affected by an increase in accounts payable and accruals and a decrease in inventories. Cash and cash equivalents totaled $11 million at September 30, 2000. Net debt (total debt less cash, cash equivalents and short-term investments) was $711 million at September 30, 2000,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


a decrease of $17 million from June 30, 2000. The $17 million reduction was primarily due to currency translation of euro denominated debt as well as repayment of $2 million of principal.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales of $192 million in the 2000 third quarter represented a $18 million, or 9%, decrease from $210 million in the 1999 third quarter. Gross profit of $53 million in the 2000 third quarter represented a $17 million, or 24%, decrease from $70 million in the 1999 third quarter. Gross profit margin was 27.6% in the 2000 third quarter as compared to 33.3% in the 1999 third quarter.

The decrease in net sales and gross profit was primarily due to lower average sales revenue per metric ton in dollars.

GRAPHITE ELECTRODE BUSINESS SEGMENT. Net sales of the graphite electrode business segment declined to $132 million in the 2000 third quarter from $144 million in the 1999 third quarter, primarily due to lower average prices, changes in product mix and changes in currency exchange rate, partially offset by increased sales volume. The average sales revenue per metric ton in dollars of graphite electrodes in the 2000 third quarter was $2,406 as compared to the 1999 third quarter average of $2,662. About 50% of the decline was due to lower average selling prices and changes in product mix, with the balance due to changes in currency exchange rates. The volume of graphite electrodes sold during the 2000 third quarter was 53,900 metric tons, an increase of 2% from the 53,100 metric tons sold in the 1999 third quarter. The lower average sales revenue per metric ton in dollars reduced net sales by $14 million, and the higher sales volume increased net sales by $2 million.

Gross profit for this segment in the 2000 third quarter was $37 million (28.0% of net sales) as compared to gross profit in the 1999 third quarter of $51 million (35.4% net sales). The decrease in gross profit and gross profit margin was largely due to lower net sales, which more than offset the benefits of higher production levels on cost per metric ton and cost reduction programs. Cost of sales also benefited from changes in currency exchange rates.

GRAPHITE AND CARBON PRODUCTS BUSINESS SEGMENT. Net sales of the graphite and carbon products business segment declined to $60 million in the 2000 third quarter from $66 million in the 1999 third quarter. While net sales in each of the major product lines in this segment decreased, most of the change resulted from the elimination of certain product lines related to the restructuring of our graphite specialties business, lower prices for most of our products and changes in currency exchange rates.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



Gross profit for this segment in the 2000 third quarter was $16 million (26.7% of net sales) as compared to 1999 third quarter gross profit of $19 million (28.8 percent of net sales). The decrease in gross profit and gross profit margin of $3 million was mainly due to lower net sales, partially offset by the positive impact of changes in currency exchange rates on cost of sales.

OPERATING PROFIT FOR US AS A WHOLE. Operating profit in the 2000 third quarter was $31 million, or 16.2% of net sales, as compared to $41 million, or 19.5% of net sales, after a charge of $13 million in connection with the settlement of securities class action and stockholder derivative lawsuits and a credit of $6 million in connection with graphite and carbon products business segment restructurings, in the 1999 third quarter. The decrease in operating profit was primarily due to lower gross profit.

Selling, administrative and other expense was stable at $20 million in both the 2000 third quarter and 1999 third quarter. Increased costs related to the POWER OF ONE initiative were offset by cost savings.

Other (income) expense (net) was nil in the 2000 third quarter as compared to income of $1 million in the 1999 third quarter.

OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense decreased to $18 million in the 2000 third quarter from $20 million in the 1999 third quarter. The decrease was primarily due to lower average interest rates due to our debt recapitalization in February 2000 and lower total debt. Average outstanding total debt was $783 million in the 2000 third quarter as compared to $768 million in the 1999 third quarter. The average annual interest rate was 8.2% in the 2000 third quarter as compared to 9.6% in the 1999 third quarter. These average annual interest rates exclude imputed interest on the DOJ fine.

Provision for income taxes was $5 million in the 2000 third quarter as compared to nil in the 1999 third quarter. The effective income tax rate for the 2000 third quarter was 41%, excluding special charges (credits), as compared to the rate for the 1999 third quarter of 15%. The increase in the tax rate is due to the fact that we had a higher percent of income in foreign jurisdictions with higher tax rates than we had anticipated. This was partially offset by a $20 million reduction in the 2000 third quarter of the deferred tax asset valuation allowance on foreign tax credits. This reduction was based on a reassessment in the 2000 third quarter of our U.S. tax profile and associated tax planning strategies.

As a result of the changes described above, net income was $7 million in the 2000 third quarter, a decrease of 67% from net income of $21 million in the 1999 third quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales of $586 million in the 2000 first nine months represented a $37 million, or 6%, decrease from $623 million in the 1999 first nine months. Gross profit of $166 million in the 2000 first nine months represented a $40 million,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


or 19%, decrease from $206 million in the 1999 first nine months. Gross profit margin was 28.3% in the 2000 first nine months as compared to 33.1% in the 1999 first nine months.

The decrease in net sales and gross profit was primarily due to lower average sales revenue per metric ton in dollars, partially offset by higher volumes sold. Cost savings programs generated savings of $68 million in the 2000 first nine months. This represented $13 million of incremental savings from the 1999 actual savings (annualized), and we expect to achieve the $20 million of incremental savings (annualized) targeted for 2000.

GRAPHITE ELECTRODE BUSINESS SEGMENT. Net sales of the graphite electrode business segment declined to $398 million in the 2000 first nine months from $417 million in the 1999 first nine months, primarily due to lower average prices, changes in product mix and changes in currency exchange rates, partially offset by increased sales volume. The average sales revenue per metric ton in dollars of graphite electrodes in the first 2000 nine months was $2,420 as compared to average in the 1999 first nine months of $2,701. About 50% of the decline was due to lower average selling prices and changes in product mix, with the balance due to changes in currency exchange rates. The volume of graphite electrodes sold during the 2000 first nine months was 161,900 metric tons, an increase of 7% from 151,000 metric tons in the 1999 first nine months. The lower average sales revenue per metric ton in dollars reduced net sales by $46 million, and the higher sales volume increased net sales by $27 million.

Gross profit for this segment in the first 2000 nine months was $118 million (29.6% of net sales) as compared to gross profit in the 1999 first nine months of $149 million (35.7% of net sales). The decrease in gross profit and gross profit margin was largely due to lower net sales and higher cost of sales due to higher production levels, which more than offset the benefits of cost reduction programs. Cost of sales also benefited from changes in currency exchange rates.

GRAPHITE AND CARBON PRODUCTS BUSINESS SEGMENT. Net sales of the graphite and carbon products business segment declined to $188 million in the 2000 first nine months from $206 million in the 1999 first nine months. While net sales in each of the major product lines in this segment decreased, most of the change resulted from the elimination of certain product lines related to the restructuring of our graphite specialties business, lower selling prices for cathodes and carbon electrodes, and changes in currency exchange rates which more than offset increases in sales volume of cathodes and carbon electrodes.

Gross profit for this segment in the 2000 first nine months was $48 million (25.5% of net sales) as compared to gross profit in the 1999 first nine months of $57 million (27.7% of net sales). The decrease in gross profit and gross profit margin was mainly due to lower net sales.

OPERATING PROFIT FOR US AS A WHOLE. Operating profit was $88 million, or 15.0% of net sales, in the 2000 first nine months as compared to $134 million, or 21.5% of net sales, after a charge of $13 million in connection with the settlement of securities class action and stockholder derivative lawsuits and a credit of $6 million in connection with graphite and carbon products business

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


segment restructurings, and after income of $7 million in the 1999 first nine months. The decrease in operating profit and operating profit margin was primarily due to lower gross profit.

Selling, administrative and other expense was $67 million in the 2000 first nine months, an increase of $2 million, or 3%, from $65 million in the 1999 first nine months. The increase was attributable primarily to costs associated with the POWER OF ONE initiative and an increase in the number of administrative employees, partially offset by cost savings.

Other (income) expense (net) was income of $1 million in the 2000 first nine months as compared to income of $7 million in the 1999 first nine months. Other income in the 1999 first nine months included a gain of $2 million from the sale of our spray cooled systems business. Other income in the 2000 first nine months included nonrecurring insurance benefits and favorable net currency transaction and translation gains partially offset by legal expenses related to the lawsuit against our former parents, reduced interest income and reduced miscellaneous asset sales.

OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense decreased to $57 million in the 2000 first nine months from $64 million in the 1999 first nine months. The decrease was due to lower average interest rates due to our debt recapitalization in February 2000 and lower average outstanding total debt. Average outstanding total debt was $770 million in the 2000 first nine months as compared to $825 million in the 1999 first nine months. The average annual interest rate was 9.2% in the 2000 first nine months as compared to 9.9% in the 1999 first nine months. These average annual interest rates exclude imputed interest on the DOJ fine.

Provision for income taxes was $9 million in the 2000 first nine months as compared to $13 million in the 1999 first nine months. The effective income tax rate for the 2000 first nine months was 30% as compared to the rate for the 1999 first nine months of 23%, excluding special charges (credits). The increase in the effective tax rate is due to the fact that we had a higher percent of income in foreign jurisdictions with higher tax rates than we had anticipated. This was partially offset by a $20 million reduction in the 2000 third quarter of the deferred tax asset valuation allowance on foreign tax credits. This reduction was based on a reassessment in the 2000 third quarter of our U.S. tax profile and associated tax planning strategies.

In the 2000 first nine months, we recorded an extraordinary charge of $13 million, net of tax, for costs, fees and expenses in connection with our debt recapitalization in February 2000.

As a result of the changes described above, net income before extraordinary item was $20 million in the 2000 first nine months, a decrease of 64% from net income of $55 million in the 1999 first nine months.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds have consisted principally of invested capital, cash flow from operations and debt financing. Cash flow for 2000 third quarter from operations was $17 million (before antitrust fines and net settlement and

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


expense payments of $1 million and restructuring payments of $3 million), and $62 million for the 2000 first nine months (before antitrust fines and net settlement and expense payments of $17 million and restructuring payments of $6 million). Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures and payment of fines, liabilities and expenses in connection with investigations, lawsuits and claims.

We are highly leveraged and have substantial obligations in connection with investigations, lawsuits and claims. We had total debt of $722 million at both September 30, 2000 and December 31, 1999 and stockholders' deficit of $313 million at September 30, 2000 as compared to a deficit of $293 million at December 31, 1999. Cash and cash equivalents and short-term investments were $11 million at September 30, 2000 as compared to $20 million at December 31, 1999. At September 30, 2000, there was an aggregate of $91 million of borrowings outstanding under our revolving credit facility. Net debt (total debt net of cash, cash equivalents and short-term investment) was $711 million at September 30, 2000 as compared to $702 million at December 31, 1999. The increase in net debt was primarily due to the scheduled third installment of $15 million of the DOJ fine paid in April 2000, partially offset by the impact of translation of euro denominated debt. Our liquidity and financial position continue to be impacted by obligations arising out of antitrust investigations, lawsuits and claims as well as our financial performance.

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

Cash flow provided by operating activities was $40 million in the 2000 first nine months as compared to $60 million in the 1999 first nine months. The $20 million decrease in cash flow was due primarily to lower net income before restructuring charges (credits) and an extraordinary charge, net of tax, for costs, fees and expenses in connection with our debt recapitalization in February 2000. Cash flow used in working capital declined by $13 million to $32 million in the 2000 first nine months as compared to $45 million in the 1999 first nine months. The benefits of a reduction in payments for antitrust investigations and related lawsuits and claims, net, and in restructuring payments was partially offset by higher inventories before giving effect to changes in currency exchange rates. Global work process improvements and supply chain optimization efforts helped to achieve record low inventories of $195 million at September 30, 2000, after giving effect to changes in currency exchange rates, as compared to a peak of $264 million at the end of 1998. Our first successful graphite electrode facility implementation of lean manufacturing and demand-pull processes occurred in the 2000 third quarter. These activities are currently in process across our global manufacturing network, and we are expected to result in further inventory reductions through 2001.

CASH FLOW USED IN INVESTING ACTIVITIES

Cash flow used in investing activities was relatively stable at $34 million for the 2000 first nine months and $33 million for the 1999 first nine months. Most of the cash flow used in investing activities in both periods was used for capital expenditures. Capital expenditures in the 2000 first nine months were $7

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


million lower than in the 1999 first nine months. In the 2000 first nine months, we used $1 million to purchase common stock and warrants of Mazarin Mining Corporation. In the 1999 first nine months, we received $3 million from the sale of our spray-cool systems business.

CASH FLOW USED IN FINANCING ACTIVITIES

Cash flow used in financing activities was $11 million for the 2000 first nine months as compared to $70 million in the 1999 first nine months. In the 1999 first nine months, we reduced our total debt from the beginning of the period to the end of the period by $69 million. In the 2000 first nine months, we increased our total debt by $15 million. We incurred $26 million ($13 million, net of tax) of costs, fees and expenses in connection with our debt recapitalization in February 2000.

ACCOUNTING MATTERS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently evaluating the impact of SFAS 133 on our financial position and results of operations in the period of adoption.

In 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. We are evaluating whether SAB 101 will require any change in our revenue recognition policies and procedures.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily from changes in interest rates and currency exchange rates. To manage our exposure to these changes, we routinely enter into various transactions that have been authorized according to documented policies and procedures. We do not use derivatives for trading or speculative purposes or to generate income.

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

When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. We held contracts for the purpose of hedging against these risks with an aggregate notional amount of about $449 million at September 30, 2000 and $233 million at December 31, 1999. All of our contracts mature within one year. All of our contracts are marked-to-market and, accordingly, transaction gains and losses are reflected in the Consolidated Statements of Operations. Unrealized gains and losses on our outstanding contracts were $7 million unrealized gain at December 31, 1999 and $6 million unrealized loss at September 30, 2000.

We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates on reported earnings for the 2000 first nine months (annualized), assuming such changes had occurred on September 30, 2000. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar would have resulted in a change in our annualized earnings of about $3 million to $6 million. A hypothetical increase in interest rates of 100 basis points across all maturities would have increased our annual interest expense by about $7 million.

During the 2000 first nine months, many of the currencies of countries in which we manufacture and sell our products weakened against the dollar. The most significant change occurred relative to the euro, which devalued by about 12% against the dollar in the 2000 first nine months. These currency changes resulted in a $28 million reduction in stockholders' equity in the 2000 first nine months due to cumulative translation adjustments.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

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

In 1998 and 1999, we and other producers of graphite electrodes were served by steelmakers in the United States and Canada with complaints and petitions commencing nine separate civil antitrust lawsuits in various courts (the "OTHER INITIAL LAWSUITS"). In the complaints and petitions, the plaintiffs allege that the defendants violated U.S. federal, Texas and Canadian antitrust laws and Canadian conspiracy law in connection with the sale of graphite electrodes.

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

In 1999 and 2000, we were served with three complaints commencing three civil antitrust lawsuits. The first complaint, filed in the District Court, is entitled GLOBE METALLURGICAL, INC. V. UCAR INTERNATIONAL INC., ET AL. The second complaint, filed in United States Bankruptcy Court for the Northern District of Ohio, is entitled IN RE SIMETCO, INC. The third complaint, filed in the United States District Court for the Southern District of West Virginia, is entitled ELKEM METALS COMPANY INC and ELKEM METALS COMPANY ALLOY LLP V. UCAR CARBON COMPANY INC., ET AL. (together with the first and second complaints, the "CARBON ELECTRODE LAWSUITS"). SGL Carbon AG is also named as a defendant in the first complaint and SGL Carbon Corporation is also named as a defendant in the third

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

complaint. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. The guilty pleas described above do not relate to carbon electrodes.

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

Through November 6, 2000, except as described in the next paragraph, we have settled all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible antitrust claims by certain other customers who negotiated directly with us. The settlements cover virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments due thereunder have been timely made. Amounts due under the settlement of the antitrust class action will increase to the extent that additional undisputed claims are filed by members of the class (which includes purchasers of graphite electrodes who are located outside the U.S. but who purchased graphite electrodes from our U.S. subsidiaries).

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

1997 ANTITRUST EARNINGS CHARGE

We recorded a pre-tax charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million reserve is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as the on-going investigation by the EU Competition Authority and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $340 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at November 6, 2000, such amount continues to

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

represent our estimate of such liabilities and expenses. In the aggregate, the fines and settlements described above and related expenses, net, are within the amounts we used to evaluate the $340 million charge.

Through September 30, 2000, we have paid an aggregate of $226 million of fines and net settlement and expense payments and $12 million of imputed interest. At September 30, 2000, $114 million remains in the reserve and, based on information known to us at November 6, 2000, the aggregate amount of remaining committed payments for fines and settlements at September 30, 2000 was about $64 million. The aggregate amount of remaining committed payments for imputed interest at September 30, 2000 was about $8 million. About $26 million of the committed payments for fines and settlements are due on or before September 30, 2001.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

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

Litigation such as this lawsuit is complex. Complex litigation can be lengthy and expensive. We expect to incur between $10 million and $20 million for legal expenses to pursue this lawsuit through trial. These expenses will be accounted as operating expenses and will be expensed as incurred. Through September 30, 2000, we incurred $3 million of such legal expenses. This lawsuit is in its

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

earliest stages, and the ultimate outcome of litigation such as this lawsuit is subject to many uncertainties, both substantive and procedural, including statute of limitation and other defenses, claims for indemnification and other counterclaims as well as those motions to dismiss and motions to disqualify. We may at any time settle this lawsuit.

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         In the 2000 first nine months, UCAR sold an aggregate of 18,556 shares of common stock to certain members of senior management under an executive employee stock purchase program. The shares were sold for an aggregate of $225,000. These sales were exempt from registration under Section 4(2) of the Securities Act of 1933 because the shares were sold in transactions not involving any public offering.

         In the 2000 first nine months, certain officers and other employees elected to defer an aggregate of $1,250,000 of compensation pursuant to our compensation deferral program, payment of which will be based on the performance of 81,200 shares of common stock as measured against the market price of the common stock on the date of deferral. Such transactions were exempt from registration under Section 4(2) of the Securities Act of 1933 because the transactions did not involve the public offering of securities.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

         The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

         EXHIBIT
         NUMBER                       DESCRIPTION OF EXHIBIT

         10.7 First Amendment dated as of October 11, 2000 to Credit Agreement dated as of February 22, 2000 among UCAR International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc., the LC Subsidiaries party thereto, the Lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent, Collateral Agent and Issuing Bank

         27.1                         Financial Data Schedule - 2000 Third
                                      Quarter

         27.1A                        Restated Financial Data Schedule - 2000
                                      Second Quarter

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

                                           UCAR INTERNATIONAL INC.

Date:  November 6, 2000                    By:    /S/ CORRADO F. DEGASPERIS
                                                  -------------------------
                                                  Corrado F. DeGasperis
                                                  VICE PRESIDENT AND
                                                  CHIEF INFORMATION OFFICER
                                                  (PRINCIPAL ACCOUNTING OFFICER)

                             UCAR INTERNATIONAL INC.


                                INDEX TO EXHIBITS


EXHIBIT NO.               DESCRIPTION

     10.7                 First Amendment dated as of October 11, 2000 to Credit
                          Agreement dated as of    February 22, 2000 among UCAR
                          International Inc., UCAR Global Enterprises Inc., UCAR
                          Finance Inc., the LC Subsidiaries party thereto, the Lenders
                          Party thereto, and Morgan Guaranty Trust Company of New
                          York, as Administrative Agent, Collateral Agent and Issuing
                          Bank

     27.1                 Financial Data Schedule - 2000 Third Quarter

     27.1A                Restated Financial Data Schedule - 2000 Second Quarter
