Form 10-K405
period 2000-12-31
UCAR INTERNATIONAL INC
filed 2001-03-20
CIK 931148

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO

                         COMMISSION FILE NUMBER: 1-13888

                       __________________________________

                             UCAR INTERNATIONAL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                          06-1385548
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

                       __________________________________

 Suite 1100, 3102 West End Avenue                             37203
   Nashville, Tennessee                                     (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 760-8227
                       __________________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common stock, par value $.01 per share           New York Stock Exchange
                       __________________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                       __________________________________

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant'S knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on February 28, 2001, was approximately $582 million. At such date, there were 45,232,839 shares of common stock outstanding.

                       __________________________________

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required under Part III is incorporated by reference from the UCAR International Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2001, which was filed on or about March 19, 2001.

--------------------------------------------------------------------------------

                                                   TABLE OF CONTENTS

                                                                                                        PAGE

PRELIMINARY NOTES.........................................................................................1

Important Terms...........................................................................................1

Presentation of Financial, Market and Legal Data..........................................................2

PART I   .................................................................................................4

Item 1. Business..........................................................................................4

Introduction..............................................................................................4

Risk Factors.............................................................................................12

Corporate History........................................................................................19

Business Strategies......................................................................................22

Markets and Industry Overview............................................................................28

Manufacturing Processes..................................................................................34

Products ................................................................................................36

Raw Materials and Suppliers..............................................................................37

Sales and Customer Service...............................................................................39

Research and Development.................................................................................39

Distribution.............................................................................................41

Intellectual Property....................................................................................42

Competition..............................................................................................42

Environmental Matters....................................................................................44

Insurance................................................................................................45

Employees................................................................................................45

Item 2. Properties.......................................................................................47

Item 3. Legal Proceedings................................................................................48

Item 4. Submission of Matters to a Vote of Security Holders..............................................54

PART II .................................................................................................55

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...........................55

Market Information.......................................................................................55

Dividend Policies and Restrictions.......................................................................56

Recent Sales of Unregistered Securities..................................................................57

Item 6.  Selected Financial Data.........................................................................58

                                                                                                        PAGE

Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations...........61

General  ................................................................................................61

Results of Operations....................................................................................68

Effects of Inflation.....................................................................................75

Effects of Changes in Currency Exchange Rates............................................................76

Liquidity and Capital Resources..........................................................................77

Restrictions on Dividends and Stock Repurchases..........................................................84

Accounting Changes.......................................................................................84

Recent Accounting Pronouncements.........................................................................84

Assessment of the Euro...................................................................................85

Costs Relating to Protection of the Environment..........................................................85

Item 7A  Quantitative and Qualitative Disclosures About Market Risk......................................85

Item 8.  Financial Statements and Supplementary Data.....................................................87

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........127

PART III ...............................................................................................128

Items 10 to 13 (inclusive)..............................................................................128

Executive Officers and Directors........................................................................128

PART IV  ...............................................................................................132

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................132

SIGNATURES..............................................................................................138

EXHIBIT INDEX...........................................................................................140

                                PRELIMINARY NOTES


IMPORTANT TERMS

      We use the following terms to identify various companies or groups of companies, markets or other matters. These terms help to simplify the presentation of information in this Report.

      "UCAR" refers to UCAR International Inc. only. UCAR is our public parent company and the issuer of the publicly traded common stock covered by this Report.

      "UCAR GLOBAL" refers to UCAR Global Enterprises Inc. only. UCAR Global a direct, wholly owned subsidiary of UCAR and the direct or indirect holding company for all of our operating subsidiaries. UCAR Global was the issuer of our previously outstanding 12% senior subordinated notes due 2005 (the "SUBORDINATED NOTES") and was the primary borrower under our prior senior secured bank credit facilities (the "PRIOR SENIOR FACILITIES").

      "UCAR FINANCE" refers to UCAR Finance Inc. only. UCAR Finance is a direct, wholly owned special purpose finance subsidiary of UCAR and the borrower under our new senior secured bank credit facilities (as amended, the "NEW SENIOR FACILITIES").

      "GRAFTECH" refers to Graftech Inc. only. Graftech (formerly known as UCAR Graph-Tech Inc.) is our wholly owned operating subsidiary engaged in the development, manufacture and sale of natural, acid-treated and flexible graphite.

      "CARBONE SAVOIE" refers to Carbone Savoie S.A.S. only. Carbone Savoie is a 70% owned subsidiary engaged, along with one of our wholly owned subsidiaries, in the development, manufacture and sale of graphite and carbon cathodes.

      "SUBSIDIARIES" refer to those companies which, at the relevant time, are or were majority owned or wholly owned directly or indirectly by UCAR or by its predecessors to the extent that those predecessors activities related to the carbon and graphite business. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1998 through December 31, 2000, except for:

      o our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became wholly owned in order to facilitate the cessation of its manufacturing operations, and

      o    Carbone Savoie, which has been and is 70% owned.

      "WE," "US" or "OUR" refer collectively to UCAR, its subsidiaries and the predecessors described above or, if the context so requires, UCAR, UCAR Global or UCAR Finance, individually.

      "HOME MARKETS" refer to North America, Western Europe, Brazil and South Africa. We have major manufacturing facilities located in each of these markets, and these are our largest markets. All other markets are called "EXPORT MARKETS."

      "FREE TRADING MARKETS" refer:

      o in the case of the graphite electrode, flexible graphite and graphite specialties industries, to the entire world excluding China, and

      o in the case of the carbon electrode, graphite and carbon cathode and carbon specialties industries, to the entire world excluding China and the former Soviet Union.

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

      Unless otherwise stated, when we refer to "EBITDA" we mean operating profit (loss), plus depreciation, amortization, impairment losses on long-lived assets, inventory write-downs and that portion of restructuring charges (credits) applicable to non-cash asset write-offs. The amount of restructuring charges (credits) applicable to non-cash asset write-offs was a charge of $29 million in 1998 and a credit of $6 million in 1999. We believe that EBITDA is generally accepted as providing useful information regarding a company's ability to incur and service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from continuing operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our method for calculating EBITDA may not be comparable to methods used by other companies and is not the same as the method for calculating EBITDA under the New Senior Facilities.

      References to cost in the context of our low-cost producer strategy do not include the impact of special, non-recurring or unusual charges or credits, such as those related to investigations, lawsuits or claims, restructurings, impairment losses, inventory write-downs or expenses incurred in connection with lawsuits initiated by us, or the impact of accounting changes.

      Unless otherwise noted, all cost savings and reductions are estimates based on a comparison to costs in 1998 or the 1998 fourth quarter (annualized) and on the assumption that operating conditions have remained and will remain the same in 1999, 2000, 2001, 2002 and thereafter as they were in 1998.

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

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

      We are the world's largest manufacturer of high quality graphite and carbon electrodes and cathodes as well as flexible graphite. We have a global business, selling our products in over 80 countries and owning 15 manufacturing facilities located in Brazil, France, Italy, Mexico, Russia, Spain, South Africa and the U.S.

      We currently operate in two business segments:

      o graphite electrodes, which had net sales of $526 million and gross profit of $151 million in 2000, and

      o graphite and carbon products, which had net sales of $250 million and gross profit of $65 million in 2000.

      In early 2001, we began to realign our operations into two new business segments called the Advanced Energy Technology Division and the Graphite Power Systems Division. We expect to complete this realignment in 2001 and to begin reporting financial information using the new segments in connection with reporting our financial information for the 2001 first quarter. If the new segment reporting had been implemented in 2000, net sales for the Advanced Energy Technology Division would have been $125 million and net sales for the Graphite Power Systems Division would have been $651 million.

      GRAPHITE ELECTRODE BUSINESS SEGMENT. Graphite electrodes, our principal products, are consumed primarily in the production of steel in electric arc furnaces, the steel making technology used by all "mini-mills." Steel produced in electric arc furnaces, which constitutes the growth sector of the steel industry, has grown at an annual trend line rate of about 4% for more than 30 years. Graphite electrodes are also used for refining steel in ladle furnaces and in other smelting processes. Graphite electrodes accounted for about 69% of our net sales in 1998 and 68% in each of 1999 and 2000.

      GRAPHITE AND CARBON PRODUCTS BUSINESS SEGMENT. This segment includes carbon electrodes, graphite and carbon cathodes, flexible graphite, graphite specialties and carbon specialties. Graphite and Carbon products accounted for about 31% of our net sales in 1998 and 32% in each of 1999 and 2000. Carbon electrodes are used primarily in the production of silicon metal, which is used in the manufacture of aluminum. Graphite and carbon cathodes are both used as lining for furnaces that smelt aluminum. Flexible graphite is used in gaskets and other sealing applications, primarily for internal combustion engines, pipe flanges and chemical and petrochemical industry process equipment. Our flexible graphite is a natural graphite-based product, while most of our other products are petroleum coke-based products. We are also developing and introducing high quality, highly engineered natural, acid-treated and flexible graphite products and solutions for customers for applications in fuel cells, fire protection in construction and building materials, energy management in devices such as batteries and supercapacitors, and heat management in high temperature industrial furnaces.

      In addition to the steel and metals industries, we sell other graphite and carbon products to the semiconductor, automotive and aerospace industries.

      See Note 4 to the Consolidated Financial Statements for summary information about our business and geographic segments.

      INDUSTRY OVERVIEW. We estimate that the worldwide market for graphite and carbon products served by us was about $4 billion in 2000. Customers for our products are located in every major geographic market.

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

      Currently, there is one other global manufacturer and nine other notable regional or local manufacturers of graphite electrodes in the free trading markets. There have been no significant entrants in the manufacture of graphite electrodes since 1950. We believe that it is unlikely that new "greenfield" graphite electrode manufacturing facilities will be built during the next several years or that there will be significant new entrants in the manufacture of these products during the next several years due to, among other things, the relatively high cost of building a new facility and the need for extensive manufacturing process know-how.

      Electric arc furnace steel production has, for many years, been the growth sector of the steel industry. It grew from about 14% of total steel production in 1970 to about 34% in 2000. Electric arc furnace steel production has historically exhibited less cyclicality than total steel production.

      During 1998 through 2000, we estimate that an aggregate of about 50 million metric tons of net new electric arc furnace steel making capacity was added worldwide. We estimate that about 13 million metric tons of that net new capacity was added in 2000. Further, we believe that a portion of the net new capacity added in the last three years has not yet become fully operational. We are aware of about 36 million metric tons of announced net new electric arc furnace steel making production capacity that is scheduled to be added in 2001 through 2003.

      Over the past two decades, electric arc furnace steel making has become more efficient. This improved efficiency has resulted in a decrease in the quantity of graphite electrodes consumed per metric ton of steel produced (known as "SPECIFIC CONSUMPTION"). During the period from the early 1990's through late 1997, increased levels of electric arc furnace steel production more than offset the decrease in specific consumption. This resulted in increased demand for graphite electrodes.

      Throughout 1998 and the 1999 first quarter, electric arc furnace steel production declined as a result of adverse global and regional economic conditions. A recovery began in the 1999 second quarter that lasted through mid-2000. Beginning in mid-2000, electric arc furnace steel production began to weaken in North America. The weakening became more severe in the 2000 fourth quarter and is expected to continue at least through the 2001 first quarter, and may impact other regional economies. Notwithstanding that weakening, in 2000, estimated worldwide electric arc furnace steel production was a record 285 million metric tons (about 34% of total steel production). These fluctuations in electric arc furnace steel production resulted in corresponding fluctuations in demand for graphite electrodes. Pricing, however, weakened throughout most of this period. We believe that graphite electrode industry fundamentals support our strategy and a recovery in pricing over the long-term.

      In 1998 and 1999, demand and prices for most of our other products were adversely affected by the same global and regional economic conditions that affected graphite electrodes. In the 1999 second quarter, however, worldwide production by customers for many of our other products began to gradually recover. In particular, we experienced increased demand for graphite cathodes from the aluminum industry. During 2000, demand for most of these products as a group was relatively stable. Pricing, however, has not yet strengthened. The circumstances that impacted demand and prices for these products in 2000 are expected to continue in 2001.

      ANTITRUST LITIGATION AGAINST US. Since 1997, we have been served with subpoenas, search warrants and information requests by antitrust authorities in the U.S., the European Union and elsewhere in connection with antitrust investigations. In addition, civil antitrust lawsuits have been commenced and threatened against us and other producers and distributors of graphite and carbon products in the U.S. and elsewhere. We recorded a pre-tax charge against results of operations for 1997 in the amount of $340 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

      In April 1998, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine in the aggregate amount of $110 million, payable in six annual installments (the "DOJ FINE"). In March 1999, our Canadian subsidiary pled guilty to a one-count charge of violating Canadian antitrust laws in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. We have settled virtually all of the graphite electrode antitrust claims by steelmakers in the U.S. and Canada as well as antitrust claims by certain other customers. None of the settlement or plea agreements in connection with antitrust investigations or related lawsuits or claims contain restrictions on future prices of our graphite electrodes. In January 2000, the antitrust authority of the European Union issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. The fine has not yet been assessed, and we are continuing to cooperate with the antitrust authority in the European Union in its on-going investigation.

      In the aggregate, the fines and net settlements and expenses are within the amounts we used for purposes of evaluating the $340 million charge. Actual fines, settlements, liabilities and expenses, including any fine to be assessed by the antitrust authority of the European Union, could be materially higher than the amounts we used for purposes of such evaluation and the timing of payment thereof could be sooner than anticipated. As a result, actual total liabilities and expenses could be materially higher than such charge. The guilty pleas make it more difficult to defend against other investigations, lawsuits and claims.

      OUR STRENGTHS.

      LARGEST MARKET SHARES. We have the largest share of the free trading markets in all of our major product lines. We believe that, in 2000, our share of the free trading markets was:

      o        about 26% in graphite electrodes,

      o        about 36% in carbon electrodes,

      o        about 30% in graphite and carbon cathodes, and

      o        about 35% in flexible graphite.

      NEW MANAGEMENT TEAM. Over the past two years, there has been a substantial change in our management team. We have a new chairman of the board and chief executive officer, a new chief financial officer, a new chief information officer, a new controller, a new treasurer, a new general counsel and a new chief financial officer of Graftech. In addition, a majority of the members of UCAR's Board of Directors are new. We believe that our management team enables us to capture the benefits of both new perspectives as well as vast experience in our industry.

      We have adopted new incentive compensation programs that reward management for improvements in our financial performance. These include a cash bonus plan that focuses on targets relating to such matters as improvements in return on invested capital, earnings per share and operating cash flow (before fines and settlements), achievement of cost savings and achievement of key initiatives in such areas as safety, product quality, productivity and efficiency, product development, divestitures, acquisitions and strategic alliances.

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

      GLOBAL MANUFACTURING BASE. We have five electrode manufacturing facilities located in Europe, two in the U.S. and one each in Mexico, Brazil and South Africa. We have two cathode manufacturing facilities, one in Europe and the other in Brazil. We believe that our multiple fully integrated state-of-the-art facilities in diverse geographic regions provide us with significant operational flexibility. We believe that our global manufacturing base helps to minimize risks associated with dependence on any single economic region.

      EXCEPTIONAL CUSTOMER SERVICE. We employ about 60 engineers who provide technical service to customers globally in, among other things, all areas of electric arc furnace design and operation, electrode specification and use, and related matters. We believe that we have more technical service engineers located in more countries than any of our competitors. In addition, we employ a global direct sales force, which operates from more than 20 sales offices. Carbone Savoie has its own dedicated sales and technical service groups that work closely with the sales and technical service groups of our strategic partner in the cathode business, Pechiney, to seek to optimize their respective products and technologies in the aluminum industry.

      DIVERSIFIED CUSTOMER BASE. We sell our products in every major geographic market. Sales of our products outside the U.S. accounted for more than two-thirds of our net sales in 2000. In 2000, five of our ten largest customers were based in Europe, two were in Africa, and one was in each of the U.S., Mexico and Brazil. No single customer or group of affiliated customers accounted for more than 3% of our net sales in 2000.

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

      OUR BUSINESS STRATEGIES. Our strategic goal is to be the best global, low cost manufacturer and customer service-driven company with the best product performance in the graphite and carbon industry by pursuing the following strategies. We are refining and refocusing these strategies as we realign our businesses into two new operating divisions.

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

      Our relationship with Pechiney in the cathode business is an example of a successful strategic alliance. Pechiney is not only a strategic partner but is also a significant customer under a long term supply contract. In January 2001, we signed a letter of intent with Pechiney to broaden our cathode business alliance.

      In October 2000, we signed a letter of intent to enter into production and marketing joint ventures with Jilin Carbon Co., Ltd. ("JILIN") to produce and sell ultra-high power graphite electrodes in China. China is believed to be the largest graphite electrode market in the world. Jilin is the largest producer of graphite electrodes and other graphite and carbon products in China.

      In 1999, we entered into an exclusive product development collaboration agreement and an exclusive long term supply agreement with Ballard. Ballard is the world's leader in the development and commercialization of proton exchange membrane ("PEM") fuel cells. Fuel cells are devices that generate electricity through an environmentally clean chemical process as an alternative to internal combustion engines and other fossil fuel based energy sources. We have been actively working with Ballard for the past decade in developing flexible graphite based material for use in flow field plates, which are essential elements of PEM fuel cells.

      We have also developed a strategic relationship with Conoco Inc. ("CONOCO"), which includes the licensing of certain of our graphite specialties technology. This relationship builds upon our historical relationship with Conoco as one of our key suppliers. Conoco is a major producer of petroleum coke, the principal raw material used by us.

      POWER OF ONE BUSINESS TRANSFORMATION INITIATIVE. In support of our strategy, we have launched a global business transformation initiative entitled POWER OF ONE. POWER OF ONE is a coordinated global self-assessment and business process transformation initiative driving one consistent theme throughout our organization: "becoming the best!" We expect the initiative to accelerate development and implementation of business opportunities and to develop leadership skills more broadly within all management levels as well as support our efforts to reduce costs and working capital needs, improve efficiencies and product quality, shorten cycle times and achieve "best in class" performance. The initiative is also designed to enable us to achieve the successful completion of our previously announced cost reduction activities.

      REDUCE COSTS AND IMPROVE OPERATING EFFICIENCIES AND PRODUCT QUALITY; RESTRUCTURING PROJECTS. We are focusing significant efforts on reducing costs, improving operating efficiencies and improving product quality and technical and commercial service, while seeking to generate revenue growth, maximize free cash flow, reduce leverage and maintain and enhance gross margins.

      UCAR's Board of Directors adopted a global restructuring and rationalization plan in September 1998, and we launched additional initiatives to enhance the plan in October 1999. We believe that the plan is the most aggressive major cost reduction plan currently being implemented in the graphite and carbon industry. The original plan included plant rationalization, plant cost reduction and overhead cost reduction. We believe that the cost savings under the original plan have enabled us to strengthen our competitiveness. We also believe, however, that we must continue to enhance our focus on cost savings to achieve the ultimate objectives of the plan. Accordingly, in October 1999, we launched additional initiatives that we believe will generate additional cost savings. The enhanced plan generated cost savings at an annualized run rate of about $112 million by the end of 2000. We estimate that the enhanced plan will generate cost savings at an annualized run rate of about $145 million by the end of 2001 (an incremental improvement of about $33 million over those achieved by the end of 2000) and about $165 million by the end of

2002 and thereafter (an incremental improvement of about $53 million over those achieved by the end of 2000).

      Further, we completed a global benchmarking study in 1999 that identified performance levels of certain key global administrative and transaction processing functions. This study identified opportunities for performance improvement and cost savings that should allow for achievement of our target of reducing selling and administrative expenses from 11% of net sales in 1998 to 8% of net sales by the end of 2002. We evaluated every aspect of our supply chain performance. Our targets include decreasing inventories, as measured against inventory levels and based on production levels for the 1999 first nine months (annualized), by over 20%, or to about $180 million, and reducing our cash cycle time, by the end of 2002, by about one-third as compared to 1998. We have already achieved our inventory level target.

      In 2000, in response to economic conditions adversely affecting demand for graphite specialties and the profitability of our graphite specialties business, we restructured that business. The key elements of the restructuring consisted of elimination of low profitability product lines, rationalization of operations to generate cost savings and improve profitability of the remaining product lines, and use of graphite specialties technology to develop new and expand existing niche markets.

      In addition, in 2000, we re-sourced our U.S. cathode production to our facilities in Brazil and France and transferred the majority of our U.S. graphite specialties production to our facilities in France. We also announced a corporate restructuring involving a workforce reduction. These activities are expected to further improve operating efficiency and support our cost savings initiatives.

      DEVELOP AND EXPAND NEW AND EXISTING PROFITABLE TECHNOLOGIES. We are currently focusing our technological development efforts in several key areas in order to develop new related products and expand applications for our existing products, which we believe will enhance our profitability.

      REALIGNMENT. Our industrial businesses (which consist principally of our graphite and carbon electrode and cathode businesses) and our technology businesses (which consist principally of our flexible graphite and graphite specialties businesses) operate under different business environments and require different management direction. As a result, in February 2001, we announced that we intend to realign our business and our management during 2001 into two new operating divisions. We expect to begin reporting each division as a separate business segment in connection with reporting our financial information for the 2001 first quarter.

      The Advanced Energy Technology Division will include our technology businesses and a new business unit focusing on the sale of technology solutions and technical services. Graftech will be part of this division. This division will pursue strategies of commercialization of proprietary technologies into high growth markets, delivery of engineered solutions, acceleration of technological development, component manufacturing, and establishment of key strategic alliances. The Graphite Power Systems Division will include our electrode and cathode businesses. This division will pursue strategies of delivery of superior quality products and premium customer technical service, low cost production, increased globalization, operational excellence, supply chain optimization, and establishment of key strategic alliances.

      We expect that this realignment will help us allocate our physical and human capital efficiently to achieve our corporate goals. Among other things, we intend to allocate capital to our higher growth businesses, the Advanced Energy Technology Division, and to optimize the capital effectiveness of the Graphite Power Systems Division through cost management and product quality strategies. We have directed our management team to concentrate on the value drivers of their particular businesses, and intend to incent them to deliver on key milestones. The milestones for 2001 for the Advanced Energy Technology Division are:

      o    revenue growth,

      o    intellectual property development and protection,

      o    expansion of strategic alliances,

      o    development of new prototype and next generation products, and

      o    commissioning of our first advanced flexible graphite line.

The milestones for 2001 for the Graphite Power Systems Division are:

      o    world-class supply chain optimization,

      o    continued focus on quality,

      o    cost reductions,

      o    progress on key alliances, and

      o    continued tight working capital management.

We expect that this realignment will change our corporate vision from an industrial product driven company to a customer energy solution company.

      DEBT RECAPITALIZATION. In February 2000, we completed a debt recapitalization. We obtained the New Senior Facilities, which consist of a [euro]300 million, six year term loan facility, a $350 million, eight year term loan facility and a [euro]250 million, six year revolving credit facility. The six year term loan and revolving facilities are dollar/euro dual currency facilities. We used the net proceeds of the New Senior Facilities to repay about $490 million of debt under the Prior Senior Facilities, to redeem all $200 million of Subordinated Notes outstanding at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, to replace the outstanding borrowings under our old revolving credit facility, to repay certain other debt and to pay related expenses. The debt recapitalization lowered our average annual interest rates, extended the average maturities of our debt and replaced our financial and other covenants. In light of changes in conditions affecting our industry, changes in global and regional economic conditions, our recent financial performance and other factors, we closely monitor our compliance with those covenants.

      LITIGATION AGAINST OUR FORMER PARENT COMPANIES INITIATED BY US. In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation ("MITSUBISHI") and Union Carbide Corporation ("UNION CARBIDE"). The other defendants include two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in January 1995 ("1995 EQUITY RECAPITALIZATION"). In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with the 1995 Equity Recapitalization were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in UCAR and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. The defendants have filed motions to dismiss this lawsuit and motions to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. We are seeking to recover more than $1.5 billion in damages, including interest.

RISK FACTORS

      Investors in our common stock should consider carefully the following factors in addition to other information included in this Report.

      WE ARE DEPENDENT ON THE GLOBAL STEEL AND OTHER METALS INDUSTRIES AND OUR RESULTS OF OPERATIONS MAY DETERIORATE DURING GLOBAL AND REGIONAL ECONOMIC DOWNTURNS. Our principal products, graphite electrodes, are sold primarily to the electric arc furnace steel industry. Many of our other products are sold primarily to other metals industries. These are global basic industries, and customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects demand for and prices of our products. Accordingly, we are directly affected by changes in global and regional economic conditions.

      As a result of global and regional economic conditions and other factors, demand for our graphite electrodes and some of our other products has fluctuated significantly and prices have declined since 1998. These circumstances reduced our net sales and net income.

      We cannot assure you that the electric arc furnace steel production industry will continue to be the growth sector of the steel industry or that other industries served by us will experience continued stability or growth or recover from current economic conditions affecting them, as the case may be. Accordingly, we cannot assure you that there will be stability or growth in demand for or prices of graphite electrodes or our other products. An adverse change in global or certain regional economic conditions could materially adversely affect us.

      OUR FINANCIAL CONDITION COULD SUFFER IF WE EXPERIENCE UNANTICIPATED COSTS AS A RESULT OF ANTITRUST INVESTIGATIONS, LAWSUITS AND CLAIMS. Since 1997, we have been subject to antitrust investigations, lawsuits and claims. We recorded a pre-tax charge of $340 million against results of operations for 1997 as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. We cannot assure you that remaining liabilities and expenses in connection with antitrust investigations, lawsuits and claims (including any fine to be assessed by the antitrust authority of the European Union) will not materially exceed the remaining balance of the reserve or that the timing of payment thereof will not be sooner than anticipated.

      If such liabilities or expenses exceed the remaining balance of the reserve or if the timing of payment thereof is sooner than anticipated, we may not be able to comply with the financial covenants under the New Senior Facilities. A failure to so comply, unless waived by the lenders thereunder, would be a default thereunder. This would permit the lenders to accelerate the maturity of substantially all of our debt. It would also permit them to terminate their commitments to extend credit under our revolving credit facility. This would have an immediate material adverse effect on our liquidity. If we were unable to repay our debt to the lenders, we could be forced to take the actions described in the next risk factor and the lenders could proceed against the collateral securing the New Senior Facilities and exercise all other rights available to them. We cannot assure you that we will be able to obtain any such waiver on acceptable terms or at all.

      WE ARE HIGHLY LEVERAGED AND OUR SUBSTANTIAL DEBT AND OTHER OBLIGATIONS COULD LIMIT OUR FINANCIAL RESOURCES, OPERATIONS AND ABILITY TO COMPETE AND MAY MAKE US MORE VULNERABLE TO ADVERSE ECONOMIC EVENTS. We are highly leveraged. We also have substantial obligations in connection with antitrust investigations, lawsuits and claims. At December 31, 2000, we had total debt of $735 million and a stockholders' deficit of $316 million. A majority of our debt has variable interest rates. We are dependent on our revolving credit facility, including continued compliance with the financial covenants under the New Senior Facilities, for liquidity.

      Our high leverage and these obligations could have important consequences, including the following:

      o our ability to restructure or refinance our debt or obtain additional debt or equity financing for payment of these obligations, or for working capital, capital expenditures, acquisitions, joint ventures, stock repurchases or other general corporate purposes, may be impaired in the future,

      o a substantial portion of our cash flow from operations must be dedicated to debt service and payment of these obligations, thereby reducing the funds available to us for other purposes,

      o an increase in interest rates could result in an increase in the portion of our cash flow from operations dedicated to servicing our debt, in lieu of other purposes,

      o we may have substantially more leverage and obligations in connection with antitrust investigations, lawsuits and claims than certain of our competitors, which may place us at a competitive disadvantage, and

      o our leverage and these obligations may hinder our ability to adjust rapidly to changing market conditions or other events, and our substantial leverage and these obligations makes us more vulnerable to insolvency, bankruptcy or other adverse consequences in the event of a downturn in general or certain regional economic conditions or our business or in the event that these obligations are greater than expected.

      OUR ABILITY TO SERVICE OUR DEBT AND MEET OUR OTHER OBLIGATIONS DEPENDS ON CERTAIN FACTORS BEYOND OUR CONTROL. Our ability to service our debt and meet our other obligations as they come due is dependent on our future financial and operating performance. This performance is subject to various factors, including certain factors beyond our control such as, among other things, changes in global and regional economic conditions, developments in antitrust investigations, lawsuits and claims involving us, changes in our industry, changes in interest or currency exchange rates and inflation in raw material, energy and other costs.

      If our cash flow and capital resources are insufficient to enable us to service our debt and meet these obligations as they become due, we could be forced to:

      o    reduce or delay capital expenditures,

      o    sell assets or businesses,

      o limit or discontinue, temporarily or permanently, business plans, activities or operations,

      o    obtain additional debt or equity financing, or

      o    restructure or refinance debt.

We cannot assure you as to the timing of such actions or the amount of proceeds that could be realized from such actions. Accordingly, we cannot assure you that we will be able to meet our debt service and other obligations as they become due or otherwise.

      WE HAVE RESTRICTIVE SECURED DEBT COVENANTS THAT COULD SIGNIFICANTLY AFFECT THE WAY IN WHICH WE CONDUCT OUR BUSINESS. The New Senior Facilities contain a number of covenants that, among other things, significantly restrict our ability to dispose of assets, incur additional indebtedness, repay or refinance other indebtedness or amend other debt instruments, create liens on assets, enter into leases, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.

      We are also required to comply with specified financial covenants, including minimum interest coverage and maximum leverage ratios. In addition, we cannot borrow under our revolving credit facility:

      o if the aggregate amount of our payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt incurred by us that is not incurred under the New Senior Facilities); or

      o if the additional borrowings would cause us to breach the financial covenants.

Further, most of our assets are pledged to secure repayment of the New Senior Facilities.

      We are currently in compliance with the covenants contained in the New Senior Facilities. However, our ability to continue to comply may be affected by events beyond our control as described above. The breach of any of these covenants, unless waived by the lenders thereunder, would be a default under the New Senior Facilities, which would permit the lenders to accelerate the maturity of substantially all of our debt. It would also permit them to terminate their commitments to extend credit under our revolving credit facility. This would have an immediate material adverse effect on our liquidity. If we were unable to repay our debt to the lenders, we could be forced to take the actions described in the preceding risk factor and the lenders could proceed against the collateral securing the New Senior Facilities and exercise all other rights available to them. We cannot assure you that we will be able to obtain any such waiver on acceptable terms or at all.

      WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN MULTIPLE COUNTRIES. As a result of our international operations, we are subject to risks associated with operating in multiple countries, including:

      o    currency devaluations and fluctuations in currency exchange rates,

      o    imposition of or increases in custom duties and other tariffs,

      o imposition of or increases in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into dollars or euros or remittance of dividends, interest or principal payments or other payments by subsidiaries,

      o imposition of or increases in revenue, income or earnings taxes and withholding and other taxes on remittances and other payments by subsidiaries,

      o    high inflation and hyperinflation in certain countries,

      o imposition or increases in investment restrictions and other restrictions or requirements by non-U.S. governments, and

      o nationalization and other risks which could result from a change in government or other political, social or economic instability.

We cannot assure you that such risks will not have a material adverse effect on us in the future.

      OUR RESULTS OF OPERATIONS FOR ANY QUARTER ARE NOT NECESSARILY INDICATIVE OF OUR RESULTS OF OPERATIONS FOR A FULL YEAR. Our sales of graphite electrodes and other products fluctuate from quarter to quarter due to such factors as changes in global and regional economic conditions, changes in competitive conditions, scheduled plant shutdowns by customers, national vacation practices, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns in response to the announcement of price increases. We have experienced, and expect to continue to experience, volatility with respect to demand for and prices of graphite electrodes and other products, both globally and regionally. These factors tend to affect our quarterly as well as annual results of operations. In addition, during the period prior to the effective date of a price increase, customers tend to buy additional quantities of graphite electrodes at the then lower pricing (known as "CUSTOMER BUY-INS"), which add to our net sales during that period. During the period following the effective date of a price increase, customers tend to use those additional quantities before placing further orders, which reduces our net sales during that period. Accordingly, results of operations for any quarter are not necessarily indicative of the results of operations for a full year.

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

      IMPLEMENTATION OF FINANCIAL OPTIONS FOR GRAFTECH, OR STRATEGIC ALLIANCES FOR ANY OF OUR BUSINESSES, MAY NOT BE SUCCESSFULLY COMPLETED. We cannot assure you that we will implement any financial options for Graftech or any strategic alliances for any of our businesses. Further, we cannot assure you as to the timing or terms of, or net proceeds from, any transaction that may be completed.

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

      THERE ARE PROVISIONS IN SOME OF OUR IMPORTANT DOCUMENTS THAT COULD HAVE THE EFFECT OF PREVENTING A CHANGE IN CONTROL OF UCAR. UCAR's Certificate of Incorporation and By-Laws contain provisions concerning voting, issuance of preferred stock, removal of officers and directors and other matters that may have the effect of discouraging, delaying or preventing a change in control of UCAR. In addition, UCAR's Board of Directors has adopted a stockholder rights plan that may have the same effect. Further, the New Senior Facilities restrict certain events that would constitute a change in control and provide that certain events which would constitute a change in control would also constitute an event of default. We cannot assure you that we will have the financial resources necessary to repay the New Senior Facilities upon the occurrence of such an event of default.

      THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT COULD VARY SIGNIFICANTLY FROM ACTUAL EVENTS OR CIRCUMSTANCES DUE TO VARIOUS FACTORS. This Report contains forward-looking statements. In addition, from time to time, we or our representatives have made or may make forward-looking statements orally or in writing. These include statements about such matters as: future production of steel in electric arc furnaces; future prices and sales of and demand for graphite electrodes and other products; future operational and financial performance of various businesses; strategic plans and programs; impacts of regional and global economic conditions; restructuring, realignment, strategic alliance, supply chain, technology development, investment, acquisition, joint venture, operating, integration, tax planning, rationalization, financial and capital projects; legal matters and related costs; consulting fees and related projects; potential offerings, sales and other actions regarding debt or equity securities of our subsidiaries; and future costs, working capital, revenue, business opportunities, values, debt levels, cash flow, cost savings and reductions, margins, earnings and growth. The words "will," "may," "plan," "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions identify some of these statements.

      Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

      o the possibility that global or regional economic conditions affecting our products may not improve or may worsen,

      o the possibility that announced or anticipated additions to capacity for producing steel in electric arc furnaces or announced or anticipated reductions in graphite electrode manufacturing capacity may not occur,

      o the possibility that increased production of steel in electric arc furnaces or reductions in graphite electrode manufacturing capacity may not result in stable or increased demand for or price or sales volume of graphite electrodes,

      o the possibility that economic or technological development may adversely affect the growth in the use of graphite cathodes in lieu of carbon cathodes in the aluminum smelting process,

      o the occurrence of unanticipated events or circumstances relating to pending antitrust investigations, lawsuits or claims,

      o the commencement of new investigations, lawsuits or claims relating to the same subject matter as the pending investigations, lawsuits or claims,

      o the possibility that the lawsuit against our former parents initiated by us could be dismissed or settled, our theories of liabilities or damages could be rejected, material counterclaims could be asserted against us, legal expenses and distraction of management could be greater than anticipated, or unanticipated events or circumstances may occur,

      o the possibility of delays in or failure to achieve widespread commercialization of PEM fuel cells which use flexible graphite-based flow field plates and the possibility that manufacturers of PEM fuel cells using those plates may obtain those plates or the flexible graphite used in them from other sources,

      o the possibility that we may not be able to protect our intellectual property or that intellectual property used by us infringes the rights of others,

      o the possibility of delays in or failure to achieve successful development and commercialization of new or improved products, the possibility of delays in meeting or failure to meet contractually specified development objectives and the possible inability to fund and successfully complete expansion of manufacturing capacity to meet growth in demand for new or improved products, if any,

      o the possibility that expected cost savings from our enhanced global restructuring and rationalization plan, our POWER OF ONE initiative, the restructuring of our graphite specialties business and other cost reduction efforts will not be fully realized,

      o the possibility that we may incur unanticipated health, safety or environmental compliance, remediation or other costs or experience unanticipated labor difficulties,

      o the occurrence of unanticipated events or circumstances relating to strategic plans or programs, including completion of financial alternatives to create more value for our stockholders from Graftech, or relating to restructuring, realignment, strategic alliance, supply chain, technology development, investment, acquisition, joint venture, operating, integration, tax planning, rationalization, financial or capital projects,

       o changes in interest or currency exchange rates, changes in competitive conditions, changes in inflation affecting our raw material, energy or other costs, development by others of substitutes for some of our products and other technological developments,

       o the possibility that changes in financial performance may affect our compliance with financial covenants under the New Senior Facilities, and

       o other risks and uncertainties, including those described elsewhere or incorporated by reference in this Report.

      No assurance can be given that any future strategic alliance, joint venture, investment or acquisition projects or any potential sale will be completed or as to the timing or terms of any such transaction.

      All subsequent written and oral forward looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC's rules, we have no duty to update these statements.

CORPORATE HISTORY

      GENERAL. Our business was founded in 1886 by National Carbon Company. In 1917, National Carbon Company, along with Union Carbide Company and three other companies, combined to form a new corporation named Union Carbide and Carbon Company, later known as Union Carbide Corporation. National Carbon Company became the Carbon Products Division of Union Carbide. In 1989, Union Carbide realigned each of its worldwide businesses into separate subsidiaries. As part of the realignment, the business of the Carbon Products Division was separated from Union Carbide's other businesses and became owned by us. We remained wholly owned by Union Carbide.

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

      In January 1995, we consummated the 1995 Equity Recapitalization pursuant to an agreement among Union Carbide, Mitsubishi, UCAR and a corporation affiliated with Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, "BLACKSTONE"). In the 1995 Equity
Recapitalization:

      o UCAR issued common stock representing about 75% of the then outstanding common stock to Blackstone, an affiliate of Chase Manhattan Bank and certain members of management for $203 million,

      o UCAR Global and certain of its foreign subsidiaries borrowed $585 million under senior secured credit facilities arranged through Chase Manhattan Bank,

      o    UCAR Global issued $375 million of Subordinated Notes,

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

      In August 1995, UCAR completed an initial public offering of common stock. In connection with the offering, UCAR sold common stock representing 22% of the common stock outstanding after the offering for net proceeds of $227 million and Union Carbide sold all of the common stock then owned by it for net proceeds of $199 million. UCAR Global used net proceeds received by UCAR to redeem $175 million aggregate principal amount of Subordinated Notes at a redemption price equal to 110% of the aggregate principal amount redeemed, plus accrued interest of $4 million. We used the balance of the net proceeds received by UCAR for general corporate purposes and to reduce other outstanding indebtedness.

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

      Since June 1997, we have been served with subpoenas, search warrants, information requests, complaints and petitions in the U.S., the European Union and elsewhere in connection with antitrust investigations, lawsuits and claims and stockholder derivative and securities class action lawsuits. We have resolved the investigations in the U.S. and Canada, and most of those lawsuits, as they relate to us. In addition, we have substantially changed our management team.

      RESTRUCTURING, RE-ENGINEERING AND OTHER PROJECTS. We have implemented several successful restructuring and re-engineering projects since the mid-1980s. These projects have eliminated work, improved operating efficiency and reduced costs.

      As part of our global restructuring and rationalization plan initially announced in September 1998 and additional initiatives to enhance the plan launched in October 1999, we have been implementing projects to rationalize our plants, improve operating efficiency of our remaining plants and generate cost savings. Among other things, we permanently closed our manufacturing operations in Canada that had capacity to manufacture about 23,000 metric tons of graphite electrodes annually as well as carbon and graphite cathodes. We believe that the plan is the most aggressive major cost reduction plan currently being implemented in the graphite and carbon industry. To support the plan and other cost reduction efforts as well as efficiency and product quality improvement efforts, we have launched a global business transformation initiative entitled the POWER OF ONE.

      In 2000, we restructured our graphite specialties business, re-sourced our U.S. cathode production to our facilities in France and Brazil and announced a corporate restructuring involving a workforce reduction.

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

      We acquired our Russian and German subsidiaries to expand geographically. While we have been a supplier to Eastern Europe for over 25 years, we believed that these acquisitions would increase our market penetration in Eastern Europe, Russia and the other countries of the former Soviet Union and the Middle East. In addition, many of the electric arc furnace steel producers in these markets consume lower quality graphite electrodes. Accordingly, sales by these two subsidiaries of their lower quality electrodes would generally be additive to sales made by our other subsidiaries, which continued to export ultra-high power graphite electrodes to their existing customer base in these regions.

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

      ACQUISITION OF CATHODE MANUFACTURING OPERATIONS. In January 1997, we acquired 70% of the outstanding shares of Carbone Savoie, previously a wholly owned subsidiary of Pechiney. Carbone Savoie has facilities in Notre Dame and Venissieux, France. As a result of the acquisition, we are the largest manufacturer of cathodes in the free trading markets and we are allied with Pechiney. Pechiney is one of the world's leading producers of aluminum and the leading supplier of smelting technology to the aluminum industry. We are using that smelting technology and our graphite technology and expertise in high temperature industrial applications to develop further improvements in graphite cathodes. We believe that graphite cathodes allow for substantial improvement in process efficiency. Graphite cathodes are used by Pechiney in its own plants and marketed to its licensees as well as to third parties. In January 2001, we signed a letter of intent with Pechiney to broaden our cathode business alliance worldwide.

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

      Our strategic goal is to be the best global, low cost manufacturer and customer service- driven company with the best product performance in the graphite and carbon industry. We are focused on improving operating efficiencies, improving product quality and technical and commercial customer service, developing strategic alliances and growth opportunities and developing and expanding new and existing profitable technologies. We seek to be the lowest cost supplier in our industry and to use that to our competitive advantage. Accordingly, we focus significant efforts on reducing costs, maximizing free cash flow, reducing leverage and maintaining and enhancing gross margins. We seek to use our strategies and build on our strengths to leverage earnings growth within existing product lines and through new product innovation and penetration of related new and niche markets. We are refining and refocusing these strategies as we realign our businesses into two new operating divisions.

      REDUCE COSTS AND IMPROVE OPERATING EFFICIENCIES. UCAR's Board of Directors adopted a global restructuring and rationalization plan in September 1998, and we launched additional initiatives to enhance the plan in October 1999. The plan is intended to enhance stockholder value by focusing on optimizing margins, maximizing free cash flow, generating growth in earnings and strengthening competitiveness through operating and overhead cost reduction and plant rationalization. The plan is also intended, over the long term, to strengthen our position as a low cost supplier to the steel and metals industries and, over the near term, to respond to economic conditions that have been impacting our customers. We believe that the plan is the most aggressive major cost reduction plan currently being implemented in the graphite and carbon industry.

      We believe that the cost savings under the plan have enabled us to strengthen our competitiveness. We also believe, however, that we must continue to enhance our focus on cost savings to achieve the ultimate objectives of the plan. Accordingly, in October 1999, based on an extensive analysis of our manufacturing, operating and organizational processes, we launched additional initiatives to add further targeted cost savings to the original plan by the end of 2002.

      The key elements of the original plan consisted of:

      o rationalization of manufacturing operations, including closure of higher cost operations in Berlin, Germany and Welland, Canada and downsizing of operations in Vyazma, Russia,

      o centralization and consolidation of administrative functions, including relocation of our corporate headquarter functions to Nashville, Tennessee and centralization of our European administrative activities at our new European headquarters in Lausanne, Switzerland, and

      o implementation of more than 120 identified cost reduction projects in our operating facilities.

      Our Berlin facility ceased operations in October 1998. Our Welland facility ceased production in April 1999. The Welland facility had capacity to manufacture about 23,000 metric tons of graphite electrodes annually as well as carbon and graphite cathodes. Graphite electrode production previously sourced from the closed facilities is now being sourced from our lowest cost facilities, which are located in Mexico and South Africa. The annual graphite electrode manufacturing capacity of our Vyazma facility was reduced from about 17,000 metric tons in early 1997 to about 10,000 metric tons at the end of 1998. Likewise, the number of employees at our Vyazma facility was reduced from about 1,200 to about 600. These plant rationalization activities were completed on or ahead of schedule. In addition, the relocation of our corporate headquarters to Nashville, Tennessee was completed in 1999 and the centralization of our European administrative activities at our new European headquarters in Lausanne, Switzerland was substantially completed by the end of 1999. About 366 positions, in addition to those at our Vyazma facility, have been eliminated pursuant to the original plan.

      Our additional initiatives included increasing the number of identified cost reduction projects in our operating facilities to more than 230. A few of our more significant cost reduction projects included improving the power supply at our facility in Monterrey, Mexico, improving the furnaces in our graphite electrode and cathode manufacturing facilities in Caserta, Italy and Notre Dame, France and upgrading the acid treatment equipment in our flexible graphite manufacturing facility in Cleveland, Ohio. Other projects related to such areas as energy conservation, raw material substitution, yield improvement, reduction in labor by automation, maintenance savings and reduction in plant administration. We evaluated every aspect of our supply chain and improved performance through realignment and standardization of critical business processes, standardization of enterprise wide systems and improvement of information technology infrastructure and interfaces with trading partners. Our targets include decreasing inventories, as measured against inventory levels and based on production levels for the 1999 first nine months (annualized) by over 20%, or to about $180 million, and reducing our cash cycle time, by the end of 2002, by about one-third as compared to 1998. We have already achieved our inventory level target.

      Further, we completed a global benchmarking study in 1999 that identified performance levels of certain key global administrative and transaction processing functions. This study identified opportunities for performance improvement and cost savings that should allow for the achievement of our target of reducing selling and administrative expenses from 11% of net sales in 1998 to 8% of net sales by the end of 2002. Based on the study, work processes are being redesigned to seek to improve shared services for better global efficiencies and standardize enterprise wide resource and supply chain planning systems.

      The enhanced plan generated cost savings at an annualized run rate of about $112 million by the end of 2000. We estimate that the enhanced plan will generate cost savings at an annualized run rate of about $145 million by the end of 2001 (an incremental improvement of about $33 million over those achieved by the end of 2000) and about $165 million by the end of 2002 and thereafter (an incremental improvement of about $53 million over those achieved by the end of
2000). For 2000, our goal was to achieve additional incremental annual cost savings of about $20 million over those achieved in 1999. We achieved additional incremental annual cost savings of $23 million, consisting of $14 million in graphite electrode cost of sales, $8 million in graphite and carbon product cost of sales and $9 million in interest expense, partially offset by $8 million in related increases in taxes and overhead.

      We are currently re-sourcing some of our global manufacturing capacity for graphite electrodes to our other product lines to optimize our total manufacturing capabilities in order to seek to maximize profitability. We have re-sourced our U.S. cathode production to our facility in Brazil and one of our facilities in France and transferred the majority of our graphite specialties production from our facility in Clarksburg, West Virginia to the same facility in France. Certain equipment previously used in Brazil and France to produce graphite electrodes will now be used to produce graphite cathodes and graphite specialties. This will reduce our annual graphite electrode manufacturing capacity by about 15,000 metric tons. We expect these activities to further improve operating efficiency and support our cost savings initiatives.

      In the 2000 fourth quarter, we announced a corporate restructuring involving a workforce reduction of about 85 employees. The functional areas affected include finance, accounting, sales, marketing and administration. We expect the restructuring to reduce spending by about $2 million in 2001 and $6 million per year thereafter.

      We are seeking to improve product quality at the same time that we are seeking to reduce costs. We have set specific goals for product quality improvements, focusing on use of superior raw materials, technology and six sigma manufacturing capabilities.

      RESTRUCTURING OUR GRAPHITE SPECIALTIES BUSINESS. During late 1999 and into the 2000 first quarter, our graphite specialties business experienced significant adverse change due to a decline in demand, particularly from certain segments of the semiconductor industry, growth in supply due to expansion by other producers, a decline in prices and delays in bringing new or improved products to market. The assets and inventory of this business are located primarily at our plant in Clarksburg, West Virginia. In the 1999 fourth quarter, we wrote down the carrying value of these assets to their fair market value. Due to these same factors, in 2000, we restructured the business. The key elements of the restructuring consisted of elimination of low profitability product lines, rationalization of operations to generate cost savings and improve profitability of the remaining product lines, and use of graphite specialties technology to develop new and expand existing niche markets. We expect the restructuring to generate cost savings at an annual run rate of $7 million by the end of 2001.

      POWER OF ONE BUSINESS TRANSFORMATION INITIATIVE. In support of our strategy, we have launched a global business transformation initiative entitled POWER OF ONE. POWER OF ONE is a coordinated global self-assessment and business process rationalization and transformation initiative driving one consistent theme throughout our organization: "becoming the best." We expect the initiative to accelerate development and implementation of business opportunities and develop leadership skills more broadly within all management levels as well as support our efforts to reduce costs and working capital needs, improve efficiencies and product quality, shorten cycle times and achieve "best in class" performance. The initiative is also designed to enable us to achieve the successful completion of our previously announced cost reduction activities. In 2000, our investment in the initiative included about $4 million of consulting fees and $3 million of capital expenditures, primarily for advanced planning and scheduling supply chain software and global treasury management information systems. We believe that most of the future investment for this initiative will be funded from realized cost savings.

      The POWER OF ONE initiative has mobilized our workforce towards re-assessing every aspect of the way we do business. This pursuit of "best in class" performance has already challenged and empowered our workforce, identified "business-to-business" opportunities with both existing and potentially new trading partners, and established targets for improving quality, speed and efficiency across our extended enterprise.

      The POWER OF ONE initiative is company-wide and involves all levels of our workforce. Strategically guided by management, POWER OF ONE teams self-assessed our existing critical business processes through a comprehensive benchmarking exercise that compared our practices against the best global manufacturing enterprises. This exercise provided the direction for identifying opportunities for improvement and determining priorities.

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

      Our relationship with Pechiney in the cathode business is an example of a successful strategic alliance. Pechiney is not only a strategic partner but is also a significant customer under a long term supply contract. Sales to Pechiney accounted for 2% of our net sales in 2000.

      In January 2001, we signed a letter of intent with Pechiney to broaden our cathode business alliance worldwide. We will contribute our cathode manufacturing operations, substantially all of which are currently located in Brazil, to Carbone Savoie, and Pechiney will contribute about $9 million of cash to Carbone Savoie. The value of the Brazilian manufacturing assets to be contributed by us is about $21 million. The ownership interests of UCAR and Pechiney in Carbone Savoie will not change. The cash contributed will be used to upgrade the manufacturing facilities in Brazil and France to meet growing demand for graphite cathodes. Under the broadened alliance, Carbone Savoie will hold all of our cathode manufacturing capacity and be able to manufacture about 40,000 metric tons of cathodes annually in facilities in France as well as in Brazil. This transaction is subject to customary terms and conditions, including negotiation of definitive agreements, completion of due diligence, and receipt of necessary governmental and corporate approvals.

      In October 2000, we signed a letter of intent to enter into production and marketing joint ventures with Jilin to produce and sell ultra-high power graphite electrodes in China. China is believed to be the largest graphite electrode market in the world. Jilin is the largest producer of graphite electrodes and other graphite and carbon products in China. It produces about 50,000 metric tons of graphite electrodes annually, and the production joint venture is expected to replace about 50% of that production with higher quality and better performing ultra-high power graphite electrodes.

      The production joint venture is expected to have capacity to manufacture about 20,000 metric tons of graphite electrodes annually and to be configured so as to be expandable to about 30,000 metric tons. The production joint venture is expected to utilize renovated capacity at Jilin's main facility in Jilin City and to complete additions at another site in Changchun that were begun by Jilin. The first phase of renovations is expected to be completed by mid-2001. We will provide cash and technical assistance for a 25% ownership interest in the production joint venture. The parties intend to form a separate equally owned joint venture to market and sell the graphite electrodes produced by the production joint venture. These transactions are subject to customary terms and conditions, including negotiation of definitive agreements, completion of due diligence and receipt of necessary governmental and corporate approvals.

      In 1999, we entered into an exclusive product development collaboration agreement and an exclusive long-term supply agreement with Ballard, the world's leader in the development and commercialization of PEM fuel cells. Fuel cells are devices that generate electricity through an environmentally clean chemical process as an alternative to internal combustion engines and other fossil fuel based energy sources. Industry sources expect wide commercialization of fuel cells to occur early in this decade, particularly as countries around the world deal with environmental problems created from other sources of energy. These industry sources estimate that the market for fuel cells is currently around $40 million and will grow to $10 billion over this decade. Advances in fuel cell technology, growth in worldwide power demand and deregulation of power utilities as well as environmental issues are driving the market. Potential fuel cell applications include cars and other vehicles, power plants, generators, cellular phones and computers.

      We have been actively working with Ballard for the past decade in developing flexible graphite based material for use in flow field plates, which are essential elements of PEM fuel cells. During the collaboration period, Ballard and we have agreed to cooperate with each other, exclusively, in the research and development of flow field plates using flexible graphite, including next generation flow field plates. The agreements, which are expected to continue at least through most of this decade, contain customary product pricing and delivery, technology ownership and licensing, termination and other provisions.

      In 2000, Ballard launched its new Mark 900 fuel cell stack and announced that it will form the foundation for its fuel cells for transportation, stationary and portable applications. Our GRAFCELL(TM) products are a key component in the Mark 900 fuel cell stack. Prototype fuel cell vehicles using Ballard's Mark 900 fuel cell stack include Ford's FC5 and Daimler Chrysler's NECAR 4A, Jeep Commander and, most recently, NECAR 5. These vehicles represent seven out of the nine cars in the California Fuel Cell Partnership. In 2000, the California Air Resource Board reaffirmed its commitment to the requirement that 2% of vehicles sold in California be zero emission vehicles by 2005. We expect substantial growth in net sales of our flexible graphite beginning in 2003. We believe that we will be able to support that growth with our existing manufacturing capacity and, if necessary, incremental expansion of capacity.

      In 1999, we transferred our natural, acid-treated and flexible graphite business to a newly formed, wholly owned subsidiary, Graftech. We intend to expand Graftech's business through internal growth, acquisitions and strategic customer partnerships. We are also evaluating a number of financial options to create more value for our stockholders over the near term from this business.

      We have also developed a strategic relationship with Conoco, which includes the licensing of certain of our graphite specialties technology. This relationship builds upon our historical relationship with Conoco as one of our key suppliers. Conoco is a major producer of petroleum coke, the principal raw material used by us.

      In one of the first steps in broadening this relationship, we have entered into a license and technical services agreement with Conoco to license our proprietary technology for use at the carbon fiber manufacturing facility that Conoco is building in Ponca City, Oklahoma. In addition, we will continue to provide a wide variety of technical services to Conoco. Under a tolling agreement, we will utilize proprietary manufacturing technology of our graphite specialties business to provide manufacturing services at our Clarksburg, West Virginia facility for carbon fibers to be subsequently produced at Conoco's new facility. Conoco's new carbon fiber technology could be used in portable power applications, such as personal computers and cell phones, as well as a wide range of other electronic devices and automotive applications. This technology could also be used in building and construction applications, such as roads, bridges, concrete panels and other construction materials.

      We are working with Conoco to expand our strategic relationship in supply chain and other areas.

      DEVELOP AND EXPAND NEW AND EXISTING PROFITABLE TECHNOLOGIES. We are currently focusing our technological development efforts in several key areas in order to develop new related products and expand applications for our existing products, which we believe will enhance our profitability.

      Two areas of current focus are further quality improvements in supersize graphite electrodes and in graphite cathodes. Supersize electrodes are used in the modern high-powered, larger electric arc furnaces that constitute the majority of newly built furnaces. Graphite cathodes can be used instead of carbon cathodes in smelting aluminum. Use of graphite cathodes allows for substantial improvements in process efficiency. We believe that the market for supersize graphite electrodes represents a growth sector of the graphite electrode business and that the market for graphite cathodes represents a growth sector of the cathode business. There are about three other manufacturers of supersize graphite electrodes and one other manufacturer of graphite cathodes in the world.

      We are also developing and introducing high quality, highly engineered natural, acid-treated and flexible graphite products and solutions for customers for applications in fuel cells, fire protection in construction and building materials, energy management in devices such as batteries and supercapacitors, and heat management in high temperature industrial furnaces. One of the most exciting new opportunities is the market for thermal interface materials, heat spreaders and heat sink components in the electronics industry. Industry sources indicate that the single biggest obstacle to next generation computer chips and computing power is the efficient removal of heat. In December 2000, we announced the introduction of our new natural graphite eGraf(TM) product line designed to aid the cooling of chip sets and other heat generating components in computers, telecommunications equipment and other electronic devices. We believe that our new product line incorporates a superior technology for heat removal, is as conductive as copper and more conductive than aluminum, is a fraction of their weight and has the design flexibility critical to the mobile electronics industry.

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

MARKETS AND INDUSTRY OVERVIEW

      We estimate that, in 2000, the worldwide market for graphite and carbon products served by us was about $4 billion. These products are sold primarily to customers in the steel, silicon metal, ferronickel, thermal phosphorous, titanium dioxide, aluminum and other metal industries. Customers in these industries are located in all major geographic markets.

      USE OF GRAPHITE ELECTRODES IN ELECTRIC ARC FURNACES. There are two primary technologies for steel making:

      o    basic oxygen furnace steel production, and

      o    electric arc furnace steel production.

      Electric arc furnace steel makers are called "market mills" or "mini-mills" because of their historically smaller capacity as compared to basic oxygen furnace steel makers and because they historically served more localized markets. Graphite electrodes are used primarily in electric arc furnace steel production. They are also used to refine steel in ladle furnaces and in other smelting processes such as production of titanium dioxide.

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

      HISTORICAL GROWTH OF ELECTRIC ARC FURNACE STEEL PRODUCTION AND RECENT DEVELOPMENTS. Electric arc furnace steel production has, for many years, been the growth sector of the steel industry. There are currently in excess of 2,000 electric arc furnaces operating worldwide. Worldwide electric arc furnace steel production grew from about 90 million metric tons (about 14% of total steel production) in 1970 to about 285 million metric tons (about 34% of total steel production) in 2000. We estimate that steel makers worldwide added net new electric arc furnace steel production capacity of about 19 million metric tons in 1998, about 18 million metric tons in 1999 and about 13 million metric tons in 2000.

      Electric arc furnace steel production has historically exhibited less cyclicality than total steel production. Worldwide electric arc furnace steel production had experienced only two downturns from 1976 through 1997, each of which lasted about a year. As a result of conditions generally affecting economies in the Asia Pacific region and ultimately, in differing degrees, economies worldwide, a third downturn began in late 1997 and continued through the 1999 first quarter. Electric arc furnace steel production declined from about 271 million metric tons in 1997 (about 34% of total steel production) to about 264 million metric tons in 1998 (about 34% of total steel production).

      As a result of the continued strength in the U.S. and European economies and the beginning of recovery in other areas of the global economy, worldwide electric arc furnace steel began to recover during the 1999 second quarter. This recovery lasted through mid-2000. Beginning in mid-2000, electric arc furnace steel production began to weaken in North America. The weakening became more severe in the 2000 fourth quarter and is expected to continue at least through the 2001 first quarter, and may impact other regional economies. Notwithstanding that weakening, in 2000, estimated worldwide electric arc furnace steel production was a record 285 million metric tons (about 34% of total steel production), a 6% increase from 268 metric tons in 1999 (about 34% of total steel production). These fluctuations in electric arc furnace steel production resulted in corresponding fluctuations in demand for graphite electrodes.

      RELATIONSHIP BETWEEN GRAPHITE ELECTRODE DEMAND AND ELECTRIC ARC FURNACE STEEL PRODUCTION. We believe that the worldwide growth in electric arc furnace steel production has been due primarily to improvements in the cost effectiveness and operating efficiency of electric arc furnace steel making. We believe that growth has also been due to the fact that, as a result of recent technical advances, electric arc furnace steel makers are capable of producing nearly all of the product lines available from basic oxygen furnace steel makers.

      Developments in electric arc furnace steel making that we believe improved cost effectiveness and operating efficiency over the past two decades include:

      o changes in equipment design and production processes stemming from the now largely completed conversion of furnaces from a refractory lined system to a water cooled system, which sharply reduce specific consumption,

      o    improvements in continuous casting, including thin strip technology,

      o    use of higher quality scrap metals and other raw materials, and

      o improvements in the size, strength and quality of graphite electrodes (including those developed by us).

      This improved efficiency resulted in a decrease in specific consumption. We estimate that specific consumption declined from about 6.4 kilograms of graphite electrodes per metric ton of steel produced in 1974 to about 2.5 kilograms per metric ton in 2000. From 1992 through late 1997, increased levels of electric arc furnace steel production more than offset the decrease in specific consumption. This resulted in increased demand for graphite electrodes. We believe that, on average, as the costs (relative to the benefits) increase for electric arc furnace steel makers to achieve significant further efficiencies in electric arc furnace graphite electrode consumption, the decline in specific consumption will continue at a more gradual pace. We further believe that the rate of decline in the future will be impacted by the addition of new electric arc furnace steel making capacity. To the extent that this new capacity replaces old capacity, it has the effect of reducing industry wide specific consumption due to the efficiency of new electric arc furnaces. To the extent this new capacity increases industry wide electric arc furnace steel production capacity and that capacity is utilized, it creates additional demand for graphite electrodes.

      PRODUCTION CAPACITY AND PRICING. From the mid-1980s through the early 1990s, in response to downward pressure on pricing due to excessive production capacity and declining specific consumption, there was a consolidation in the number of graphite electrode producers and a reduction in graphite electrode manufacturing capacity in the free trading markets.

      Beginning in late 1997 and continuing into the 1999 first quarter, global and regional economic conditions adversely impacted electric arc furnace steel production. Beginning in the 1999 second quarter, electric arc furnace steel production began to increase due to a gradual recovery in global and regional economic conditions, peaking in the 2000 second quarter. In the 2000 second half, electric arc furnace steel production weakened in North America. These fluctuations in electric arc furnace steel production resulted in corresponding fluctuations in demand for graphite electrodes. We believe that the graphite electrode manufacturing capacity utilization rate in the free trading markets was about 85% in 1998, 86% in 1999 and about 93% in 2000.

      As part of our global restructuring and rationalization plan initially announced in September 1998, we reduced our annual graphite electrode manufacturing capacity by about 30,000 metric tons. We are currently re-sourcing some of our global manufacturing capacity for graphite electrodes to our other product lines to optimize our total manufacturing capabilities in order to seek to maximize profitability. In response to growing global demand for graphite cathodes from the aluminum industry, we have re-sourced our U.S. cathode production to our facility in Brazil and one of our facilities in France. In addition, in connection with the restructuring of our graphite specialties business, we are transferring the majority our graphite specialties production from our facility in Clarksburg, West Virginia to the same facility in France. Certain equipment previously used in Brazil and France to produce graphite electrodes will now be used to produce graphite cathodes and graphite specialties. As a result of these actions, our annual graphite electrode manufacturing capacity will be permanently reduced by about another 15,000 metric tons. As a result, our rated capacity will be reduced to about 230,000 metric tons from about 275,000 metric tons in 1998. We believe that together these reductions represent about 3% of estimated graphite electrode manufacturing capacity in the free trading markets. We are not aware of any construction of new graphite electrode manufacturing facilities anywhere in the free trading markets, excluding incremental expansion of existing capacity. Since September 1998, two of our competitors have reduced their annual graphite electrode manufacturing capacity. Their announced reductions total more that 35,000 metric tons.

      From 1992 through late 1997, there was a significant improvement in pricing of graphite electrodes in the free trading markets. As a result of changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, there has been downward market pressure on graphite electrode pricing since mid-1998. None of the settlement or plea agreements in connection with antitrust investigations or related lawsuits or claims contain restrictions on future prices of our graphite electrodes.

      OUR GRAPHITE ELECTRODE MARKET SHARE. We estimate that about two-thirds of the electric arc furnace steel makers in the free trading markets and about 85% of the electric arc furnace steel makers in the home markets purchased all or a portion of their graphite electrodes from us in 2000. We further estimate that we supplied about 40% of all graphite electrodes purchased in the home markets and about 26% of those purchased in the free trading markets in 2000. Sales of graphite electrodes in the home markets accounted for about 78% of our net sales of graphite electrodes in 2000. We estimate that the market for graphite electrodes was about $2.5 billion worldwide and about $2 billion in the free trading markets in 2000.

      We estimate that, in 2000, sales in the U.S. accounted for about 21% of our total net sales of graphite electrodes and we sold graphite electrodes in over 80 countries, with no other country accounting for more than 10% of our total net sales of graphite electrodes.

      OUTLOOK FOR GRAPHITE ELECTRODES. During 1998 through 2000, we estimate that an aggregate of about 50 million metric tons of net new electric arc furnace steel making capacity was added worldwide. We estimate that about 13 million metric tons of that net new capacity was added in 2000. Further, we believe that a portion of the net new capacity added in the last three years has not yet become fully operational. We are aware of about 36 million metric tons of announced net new electric arc furnace production capacity that is scheduled to be added in 2001 through 2003.

      Notwithstanding the growth in capacity, beginning in mid-2000, electric arc furnace steel production began to weaken in North America. The weakening became more severe in the 2000 fourth quarter and is expected to continue at least through the 2001 first quarter, and may impact other regional economies. Notwithstanding that weakening, in 2000, estimated worldwide electric arc furnace steel production was a record 285 million metric tons (about 34% of total steel production). We estimate worldwide graphite electrode demand increased by over 4% in 2000 as compared to 1999. Our volume of graphite electrodes sold increased by 5.5% in 2000 as compared to 1999. We implemented, and are continuing to implement, increases in prices of our graphite electrodes announced in 2000 in Europe, the Asia Pacific region, the Middle East and South Africa.

      In light of, among other things, the weakening of electric arc furnace steel production in North America, we believe that worldwide electric arc furnace steel production will decline 3% to 4% in 2001 as compared to 2000. We expect that demand for our graphite electrodes will decline 3% to 6% in 2001 as compared to 2000 due to the decline in electric arc furnace steel production and our efforts to implement price increases. Assuming no change in product mix and no change in currency exchange rates from those in effect at December 31, 2000, we expect average prices of our graphite electrodes to increase 4% to 5% due to those price increases.

      We continue to believe the graphite electrode industry fundamentals support our strategy and a recovery in pricing over the long term. If future global economic conditions on the long term are similar to those of the last two decades, we believe that worldwide production in electric arc furnaces will continue to grow on the long term at its historical trend line annual growth rate of 4%. As a result, we believe worldwide demand for graphite electrodes and the volume of graphite electrodes sold (in metric tons) will grow at an average annual rate approaching 1% over the long term.

      CARBON ELECTRODES. Carbon electrodes are used primarily to produce silicon metal, which is used in the manufacture of aluminum. Carbon electrodes are used and consumed in a manner similar to that of graphite electrodes, although at lower temperatures and with different consumption rates. We estimate that demand for carbon electrodes in the free trading markets was about 63,000 metric tons in 1998, about 60,000 metric tons in 1999 and about 64,000 metric tons in 2000. We believe that the increase in 2000 was due primarily to increased demand in Brazil and Europe as a result of the 1999 second quarter through mid-2000 recovery in global and regional economic conditions.

      We estimate that we sold about 36% of the carbon electrodes purchased in the free trading markets in 2000. We estimate that the worldwide market for carbon electrodes was about $120 million in 2000. We are the only major manufacturer of carbon electrodes in North and South America.

      CATHODES. Cathodes consist primarily of blocks used as lining for furnaces (called "POTS") used to smelt aluminum. In a typical smelting furnace operating at a typical rate and efficiency of production, the cathodes must be replaced every 5 to 8 years. As a result of the acquisition of Carbone Savoie, we are the largest manufacturer of cathodes in the free trading markets and we are allied with Pechiney, which is one of the world's leading producers of aluminum and the leading supplier of smelting technology to the aluminum industry. We are using that smelting technology and our graphite technology and expertise in high temperature industrial applications to develop further improvements in graphite cathodes. We believe that use of graphite cathodes (instead of carbon cathodes) allows a substantial improvement in process efficiency. There are five producers of graphite cathodes in the world.

      We estimate that we sold about 30% of the carbon and graphite cathodes sold in the free trading markets in 2000. We estimate that the worldwide market for graphite and carbon cathodes was about $230 million in 2000. We believe that worldwide demand for aluminum will continue to grow over the long term at an average annual trend line rate of 2% to 3%, primarily because of greater use of aluminum by the transportation industry. We also believe that the aluminum industry is operating at nearly full capacity and, as a result, that new aluminum smelters will need to be built to meet the growth in demand. We believe, therefore, that demand for graphite cathodes will continue to grow, both for new smelters as well as for substitution for carbon cathodes in existing smelters.

      FLEXIBLE GRAPHITE. Flexible graphite is used in gaskets and other sealing applications primarily for internal combustion engines, pipe flanges and chemical and petrochemical industry process equipment. Our flexible graphite is a natural graphite-based product, while most of our other products are petroleum coke-based products. The volume of flexible graphite sold has grown over the past decade, due primarily to demand for a high quality sealing material to replace asbestos. We believe that growth for these uses will continue, at a more moderate pace, over the next several years. We estimate that we sold about 35% of the flexible graphite purchased in the free trading markets in 2000. We estimate that the worldwide market for flexible graphite was about $85 million in 2000.

      We are also developing and introducing high quality, highly engineered natural, acid-treated and flexible graphite products and solutions for customers for applications in fuel cells, fire protection in construction and building materials, energy management in devices such as batteries and supercapacitors, and heat management in high temperature industrial furnaces. We believe that the markets for our new flexible graphite products will be high growth markets. For example, we believe that the market for flexible graphite in the fuel cell industry could exceed $2 billion by 2010.

      OTHER PRODUCTS. Our other products include carbon specialties (including refractories), graphite specialties and composite tooling. Our graphite and carbon specialties are used in the metals, chemicals, transportation, energy, semiconductor and aerospace industries. We believe that demand for carbon specialties, particularly from the chemical and aluminum industries, and demand for refractories and composite tooling will continue to grow over the long term at their average annual historical growth rate of about 4% to 5%.

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

      GRAPHITIZING:         Using a process that we developed, the rebaked
                            electrodes are heated in longitudinal electric resistance furnaces at about 5,000 degrees

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

      We have the rated capacity to manufacture about 230,000 metric tons of graphite electrodes annually. Effective capacity is about 95% of rated capacity, so our effective capacity is about 220,000 metric tons. We have the capacity to manufacture about 30,000 metric tons of carbon electrodes annually and about 40,000 metric tons of cathodes annually. The following table sets forth certain information regarding our sales volumes:


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                     1998               1999              2000
                                                                     ----               ----              ----
                                                                                  (Metric tons)

Volume of graphite electrodes sold..........................       211,000             206,000          217,000
Volume of carbon electrodes sold............................        25,000              22,000           23,000
Volume of cathodes sold.....................................        33,000              31,000           35,000


      We operate 15 manufacturing facilities and three machine shops located in Brazil, France, Italy, Mexico, Russia, South Africa, Spain, the United Kingdom and the U.S. Graphite electrodes are manufactured in each country (other than the United Kingdom) in which we have a manufacturing facility. Carbon electrodes are manufactured in the U.S. Graphite and carbon cathodes are manufactured in France and Brazil. Graphite and carbon specialties are manufactured in France and the U.S. Flexible graphite is manufactured in the U.S.

      In 2000, we commenced installation of a new advanced flexible graphite manufacturing line at our facility in Parma, Ohio. This manufacturing line is expected to produce products for Ballard and other customers, and installation is expected to be completed in the 2001 first quarter. We expect to invest about $9 million in connection with the installation of this manufacturing line.

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

      Through our restructuring and re-engineering projects and plans, we have sought to modularize our graphite electrode and graphite and carbon cathode manufacturing capacity. This enables us to seek to incrementally adjust capacity in use, as well as related costs, to accommodate anticipated changes in sales volume. We have developed, among other things, advanced planning capabilities for our global electrode and cathode manufacturing capacity that allows us to seek to optimize, under then current conditions, changes in variables affecting profitability, including variable production costs, changes in currency exchange rates, changes in product mix and plant capacity utilization. In addition, generally we seek to manage our manufacturing operations on a global basis, allocating production among our worldwide manufacturing facilities to minimize the number of products made at each facility and to maximize capacity utilization at as many of our facilities as possible. This enables us to, among other things, seek to minimize our fixed costs per metric ton produced. We also believe that our global manufacturing base helps us to minimize risks associated with dependence on any single economic region.

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

      Electric arc furnace steel production requires significant heat (as high as 5,000 degrees Fahrenheit, which we believe is the hottest operating temperature in any industrial or commercial manufacturing process worldwide) to melt scrap metal, iron ore or other raw materials. Heat is generated as electricity (as much as 150,000 amps) passes through the electrodes and creates an electric arc between the electrodes and the raw materials. The graphite electrode is gradually consumed in the production process.

      We believe that we provide the broadest range of sizes in graphite electrodes and that the quality of our graphite electrodes is competitive with or better than that of comparable products of any other major manufacturer. We also believe that there are currently no commercially viable substitutes for graphite electrodes in electric arc furnace steel making.

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

      We manufacture flexible graphite that is used in gaskets and other sealing applications primarily for internal combustion engines, pipe flanges and process equipment used in the chemical and petrochemical industries. It is also used as packing for valves. We also manufacture flexible graphite for use in flow field plates in PEM fuel cells. In December 2000, we introduced our new eGraf product line designed to aid the cooling of chip sets and other heat generating components in computers, telecommunications equipment and other electronic devices.

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

RAW MATERIALS AND SUPPLIERS

      Our primary raw materials (other than for flexible graphite) are engineered by-products and residues of the petroleum and coal industries. We use these raw materials because of their high carbon content. The primary raw materials for graphite electrodes, graphite cathodes and graphite specialties are calcined petroleum cokes (needle coke for electrodes and regular grade cokes for cathodes and specialties), coal tar pitch and petroleum pitch. The primary raw materials for carbon electrodes, carbon cathodes and carbon specialties are calcined anthracite coal and coal tar pitch and, in some instances, a petroleum coke-based material. We also use graphite fines in the manufacture of some of our non-electrode products. Graphite fines are waste products from the machining of graphite electrodes.

      Typically, we purchase our raw materials from a variety of sources under annual purchase contracts, some of which may be part of longer term understandings on price. As part of our strategic relationship with Conoco, we intend to shift more of our purchases of petroleum needle coke to Conoco to improve supply chain efficiency and overall raw material quality as well as obtain savings in overall costs. We believe that the quality of our raw materials on the whole is competitive with or better than those available to our major competitors and that, under current conditions, our raw materials are available in adequate quantities at market prices. Since all of our products (other than flexible graphite) use the same primary raw materials, we believe that we are able to purchase raw materials on a more cost efficient basis than some of our competitors with more limited product lines and production volumes. Electric power or natural gas used in manufacturing processes is purchased from local suppliers under short-term contracts or in the spot market.

      The primary raw material for flexible graphite is natural graphite flake, which must be acid treated before further processing. We are the only manufacturer of flexible graphite who acid treats graphite flakes. Other manufacturers purchase flakes which have been acid treated by third parties. We believe our acid treating process gives us a competitive advantage in terms of process efficiency, product quality and product innovation. Over the past decade, we have been able to reduce our raw materials costs (as well as processing and production costs) per pound due to improvements in process technology (as well as process efficiency).

      We believe that natural graphite flake is available in adequate quantities at market prices from a variety of sources. In order to assure an adequate supply of high-quality, low-cost natural graphite flake, however, we have entered into an arrangement with Mazarin Mining Corporation Inc. ("MAZARIN") to develop and commercialize a natural graphite deposit in Canada. During the initial phase of the arrangement, we will conduct a feasibility study, which is expected to cost about $2 million and to be completed by the end of 2002, for which we will receive a 25% interest in the mine. The first phase of the study has been successfully completed. After completion of the study, we may decide to commence commercial production of the deposit with Mazarin, exercise an option to extend the period for the development decision for five one-year periods until 2007, or terminate the arrangement. In the case of extension, we will have to make option payments totaling Cdn. $7.5 million if the option period is extended for the full five years. If a decision is made to develop the deposit, we will have the right to obtain up to a 60% interest in a Canadian corporation that will own the interests in the deposit. Upon commencement of commercial production, we would enter into a long-term off-take contract for the natural graphite flake at a predetermined price. We will have the right to purchase the entire production of natural graphite flake from the deposit. At full capacity, the deposit should produce about 50,000 tons of natural graphite flake per year, which would make it one of the largest single sources of natural graphite flake in the world. The deposit is expected to have sufficient reserves to meet our projected needs for the next 10 to 15 years. Consummation of the arrangement is subject to, among other things, the receipt of any required governmental approvals.

      The availability of raw materials and energy may be subject to curtailment and the price may be subject to increase due to limitations or requirements which may be imposed under new legislation or governmental regulations, suppliers' allocations to meet the demands of other purchasers during periods of shortage (including, in the case of energy suppliers, shortages arising due to extended cold weather), interruptions or reductions in production by suppliers or changes in the availability or price of their raw materials, and market and other events and conditions. Prior to mid-2000, we mitigated the effect of raw material and energy price increases on our results of operations through a combination of improved operating efficiency and permanent on-going cost savings. Beginning in mid-2000, we began to experience higher energy and raw material costs primarily due to the substantial increase in worldwide market price of oil and natural gas. These increases have adversely impacted our costs. A substantial increase in raw material or energy prices, which cannot be mitigated or passed on to customers, or a continued interruption in supply, particularly in the supply of petroleum coke or energy, would have a material adverse effect on us.

SALES AND CUSTOMER SERVICE

      We have a global business with a diversified customer base. We sell our products in every major geographic market. Sales of our products to customers outside the U.S. accounted for more than two-thirds of our net sales in 2000. Our customer base includes both steel makers and non-steel makers. In 2000, five of our ten largest customers were purchasers of non-graphite electrode products or purchasers of graphite electrodes for non-steel making purposes. In 2000, five of our ten largest customers were based in Europe, two were in the U.S. and one in each of Africa, Mexico and Brazil. No single customer or group of affiliated customers accounted for more than 3% of our net sales in 2000.

      Our products are sold primarily by our direct sales force, which operates from more than 20 sales offices located in the U.S., Europe and other home markets as well as export markets. Our direct sales force is supported by our customer technical service personnel, and, to a lesser extent, by independent sales agents, most of who have worked with us for many years, in various countries outside the home markets.

      We have had, for many years, a strong commitment to provide a high level of technical service to customers, which supports our sales activities and which seeks to assist customers to maximize their production and minimize their costs. We employ about 60 engineers based at our facilities in the U.S., Europe and other home markets to provide technical service to customers globally in, among other things, all areas of electric arc furnace design and operation, electrode specification and use and related matters. This technical service includes periodically monitoring certain customers' electric arc furnace efficiency levels. We believe that we have more technical service engineers located in more countries than any of our competitors.

      Our sales and service groups include those dedicated to cathodes who are employed by Carbone Savoie. Carbone Savoie's sales and service groups work closely with those of Pechiney to maximize use of their respective products and technologies.

      In conjunction with its development activities, Graftech is reorganizing its sales activities under new sales management. Among other things, these activities focus on expanding its distribution network and developing markets for its products and solutions among original equipment manufacturers and assemblers of computers and other electronic devices.

RESEARCH AND DEVELOPMENT

      We have two dedicated technology centers, one based in U.S. and the other in France. We conduct, at those centers and our manufacturing facilities throughout the world, a focused technology program to develop new related products and expand applications for existing products as well as improve product quality and manufacturing processes. This program is conducted both independently and in conjunction with suppliers, customers, strategic partners and others. About 100 of our technical professionals are directly involved in this program. Their activities are integrated with the efforts of over 100 engineers at our manufacturing facilities who are focused on improving manufacturing processes. One of our technology centers is dedicated to cathodes and operated by Carbone Savoie. It employs about 20 of our professionals.

      Developments by us include larger and stronger electrodes, new chemical additives to enhance raw materials used in the manufacture of graphite electrodes, proprietary technology used in the manufacture of advanced natural graphite materials, products and components such as our proprietary acid treating process, environmentally benign cold pastes used with cathodes and refractories, and proprietary hot press technology used in the manufacture of carbon refractories.

      We have received recognition for the high quality of our products under several programs around the world and have been awarded preferred or certified supplier status by many major steel and other manufacturing companies. We have already secured important sales of thermal interface products to Cisco Systems Inc. and Advanced Material Devices Inc. In addition, we were selected from among all of the major producers of natural graphite materials in the world for the opportunity to enter into an exclusive long term product development collaboration agreement with Ballard relating to PEM fuel cells. We believe that our selection was due to, among other things, the high quality of our development efforts. In January 2000, Ballard announced that its Mark 900 fuel cell stack will form the foundation for its fuel cells for transportation, stationary and portable applications. Our flexible graphite is a key component.

      Two other areas of current focus are further quality improvements in supersize graphite electrodes and in graphite cathodes. Supersize electrodes are used in the modern high-powered, larger electric arc furnaces that constitute the majority of newly built furnaces. Graphite cathodes can be used instead of carbon cathodes in smelting aluminum. Use of graphite cathodes allows for substantial improvements in process efficiency. We believe that the market for supersize graphite electrodes and graphite cathodes represent growth sectors of the graphite electrode and cathode businesses. There are about three other manufacturers of supersize graphite electrodes and one other manufacturer of graphite cathodes in the world.

      Other areas of focus include expanding the use of refractories in submerged arc furnace lining applications and developing new applications for our flexible graphite. We are also focusing our efforts on expanding the use of electrode-based electric arc furnaces for smelting of nonferrous materials. We believe that this represents a significant opportunity to expand the market for our technological strengths in high temperature materials processing applications.

      We are also developing and introducing high quality, highly engineered natural, acid-treated and flexible graphite products and solutions for customers for applications in fire protection in construction and building materials, energy management in devices such as batteries and supercapacitors, and heat management in high temperature industrial furnaces. One of the most exciting new opportunities is the market for thermal interface materials, heat spreaders and heat sink components in the electronics industry. We believe that our new eGraf(TM) product line incorporates a superior technology for heat removal, is as conductive as copper and more conductive than aluminum, is a fraction of their weight and has the design flexibility critical to the mobile electronics industry.

      Our research and development expenses were $9 million in each of 1998 and 1999 and $11 million in 2000.

      DISTRIBUTION

      Our graphite electrode customers generally seek to negotiate prices and anticipated volumes on an annual basis. Our customers then generally place orders for graphite electrodes three to six months prior to the specified delivery date. Such orders are cancelable by the customer. Therefore, we manufacture graphite electrodes and seek to manage graphite electrode inventory levels to meet rolling sales forecasts. We generally seek to maintain an appropriately low level of finished graphite electrode inventories, taking into account these factors and the length of graphite electrode manufacturing cycles. Other products are generally manufactured or fabricated to meet customer orders. Accordingly, inventory levels will vary with demand for these finished products. Recently, we have entered into a long term supply contract with Ballard for use of flexible graphite in flow field plates in PEM fuel cells and long term supply contracts with purchasers of our carbon electrodes. We may, from time to time in the future, enter into long term supply contracts with purchasers of our other products.

      Finished products are generally stored at our manufacturing facilities. We ship our finished products to customers primarily by truck and ship, using "just in time" techniques where practical.

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

INTELLECTUAL PROPERTY

      We own or have obtained licenses to various domestic and foreign patents, patent applications and trademarks related to our products, processes and business. These patents expire at various times over the next 20 years. These patents and patent applications in the aggregate are important to our competitive position and growth opportunities, particularly in connection with our flexible graphite business. In 2000, Graftech was awarded 15 patents and filed an additional 35 patent applications for fuel cell and other technologies. Graftech currently holds about 190 issued patents and about 160 pending patent applications worldwide. Graftech holds the highest number of patents worldwide for flexible graphite applications for fuel cells.

      The tradename and trademark UCAR are owned by Union Carbide and licensed to us on a royalty-free basis under a license expiring in 2015. This license automatically renews for successive ten-year periods. It permits non-renewal by Union Carbide commencing after the first ten-year renewal period upon five years' notice of non-renewal. The tradename and trademark CARBONE SAVOIE are owned by Carbone Savoie and used in connection with cathodes manufactured by it. It is a registered trademark in Europe. We own various tradenames and trademarks used in our flexible graphite business. Several of them are registered in the U.S. and elsewhere. These tradenames and trademarks are, together, the only ones that are material to us.

      We have know-how and proprietary information that is important to our competitive position and growth opportunities. We seek to protect our know-how and proprietary information, as we believe appropriate, through written confidentiality and restricted use agreements with employees, consultants and others and various operating and other procedures.

      We cannot assure you that protection for our intellectual property under our patents and our measures to protect know-how and proprietary information will be effective or that our use of intellectual property does not infringe the rights of others.

COMPETITION

      Competition in the graphite and carbon industry is based primarily on price, product quality and customer service.

      GRAPHITE ELECTRODES. There is one other global manufacturer and nine other notable regional or local manufacturers of graphite electrodes in the free trading markets. We believe that we are the largest manufacturer in the world and SGL Carbon AG (whose plants are located in North America and Europe) is the second largest. We estimate that we supplied about 40% of the graphite electrodes purchased in the home markets and about 26% of those purchased in the free trading markets in 2000. Other manufacturers of graphite electrodes include: The Carbide/Graphite Group, Inc. (whose plants are located in the U.S.); and four manufacturers in Japan (one of whom, Showa Denko Carbon, Inc., has a plant located in the U.S.). There are also government-controlled and independent graphite electrode manufacturers in China and Russia. China is the only country that is not in the free trading markets with respect to graphite electrodes. The manufacturers in China generally provide less reliable delivery and produce lower quality products (with higher rates of breakage and specific consumption) for use in China and in countries that are its traditional trading partners. China and those partners are generally net importers of graphite electrodes.

      The antitrust investigations, lawsuits and claims are having an impact on the graphite electrode industry. We believe that, at a minimum, these impacts include increased price competition and increased debt or cost burdens, or both, for most manufacturers in the industry. In December 1998, the U.S. subsidiary of SGL Carbon AG commenced a proceeding for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This proceeding was dismissed in March 2000 on the grounds that it was not commenced in good faith. It is possible that other competitors could commence similar proceedings. It is also possible that, as a result of these proceedings or the increased debt or costs, one or more of our competitors could divest graphite electrode manufacturing facilities or become subject to similar proceedings. This could increase the number or change the capabilities of our competitors. It is not uncommon for companies subject to such proceedings to enjoy, at least temporarily, a cost advantage as compared to their competitors. This advantage may enable them to compete more aggressively on price.

      In addition to the external circumstances described above, our competitive position in the industry could be impacted by internal circumstances. These include decisions by us with respect to increasing prices or maintaining profit margins rather than market share or with respect to other competitive or market strategies.

      All of the circumstances described above could adversely affect our market share or results of operations. They could also affect our ability to institute price increases or compel us to reduce prices or increase spending on research and development or marketing and sales, all of which could adversely affect us.

      OTHER GRAPHITE AND CARBON PRODUCTS. There are two significant manufacturers of carbon electrodes in the world (excluding the government-controlled and independent manufacturers in the non-free trading markets). We believe that we are the largest and SGL Carbon AG is the second largest. We estimate that we supplied about 36% of the carbon electrodes purchased in the free trading markets in 2000.

      There are five manufacturers of cathodes in the world (excluding the government-controlled and independent manufacturers in the non-free trading markets). We believe that we are the largest and SGL Carbon AG is the second largest. We estimate that we supplied about 30% of the cathodes purchased in the free trading markets in 2000.

      There are about 10 manufacturers of flexible graphite in the world. We believe that we are the largest and SGL Carbon AG is the second largest. We estimate that we supplied about 35% of the flexible graphite purchased in the free trading markets in 2000.

      With respect to our other products, we compete with other graphite and carbon product manufacturers as well as manufacturers of non-graphite or carbon products used for similar purposes.

      OTHER COMPETITIVE FACTORS. The manufacture of high quality graphite and carbon products is a mature, capital intensive business that requires extensive process know-how developed over years of experience working with the various raw materials and with raw material suppliers, furnace manufacturers and steel, aluminum or other metal producers or other end users (including working on the specific applications for finished products). It also requires high quality raw material sources and a developed energy supply infrastructure. There have been no significant new entrants in the manufacture of graphite electrodes since 1950. We believe that it is unlikely that new "greenfield" graphite electrode manufacturing facilities will be built during the next several years due to, among other things, the relatively high cost of building a new facility. Accordingly, while we cannot assure you that such will be the case, we believe that it is unlikely that there will be significant new entrants in the manufacture of these products during the next several years due to, among other things, the need for extensive manufacturing process know-how as well as that high cost.

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

      The principal U.S. laws and regulations to which we are subject include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act and similar state and local laws which regulate air emissions, water discharges and hazardous waste generation, treatment, storage, handling, transportation and disposal. In addition, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SUPERFUND"), and similar state laws provide for responses to and liability for releases of hazardous substances into the environment. The Toxic Substances Control Act and related laws are designed to assess the risk of new products to health and to the environment at early developmental stages. Finally, laws adopted or proposed in various states impose or may impose, as the case may be, reporting or remediation requirements if operations cease or property is transferred or sold.

      Our manufacturing operations outside the U.S. are subject to the laws and regulations of the countries in which those operations are conducted. These laws and regulations primarily relate to pollution prevention and the control of risks arising from industrial activities having high potential impact on the environmental quality of the air, water and soil. Regulated activities include, among other things: use of hazardous substances; packaging, labeling and transportation of products; management and disposal of toxic wastes; discharge of industrial and sanitary wastewater; and emissions to the air.

      We believe that we are currently in material compliance with the federal, state, local and foreign environmental laws and regulations to which we are subject. We have received and continue periodically to receive notices from the U.S. Environmental Protection Agency or state environmental protection agencies, as well as claims from others, alleging that we are a potentially responsible party (a "PRP") under Superfund and similar state laws for past and future remediation costs at hazardous substance disposal sites. Although Superfund liability is joint and several, in general, final allocation of responsibility at sites where there are multiple PRPs is made based on each PRPs relative contribution of hazardous substances to the site. Based on information currently available to us, we believe that any potential liability associated with us having been named a PRP will not have a material adverse effect on us.

      We have sold or closed a number of facilities that had solid waste landfills. In the case of sold facilities, we have retained ownership of the landfills. We have closed and subsequently monitored these landfills, and we believe that we have done so in material compliance with applicable laws and regulations. To date, the costs associated with the landfills have not been, and we do not anticipate that future costs will be, material to us.

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

EMPLOYEES

      At December 31, 2000, we had 4,240 employees, of which 1,954 were in Europe (including Russia), 807 were in Mexico and Brazil, 383 were in South Africa, 6 were in Canada, 1,085 were in the U.S. and 5 were in the Asia Pacific region. At December 31, 2000, we had 2,869 hourly employees. We had 4% fewer employees at December 31, 2000 than at December 31, 1999.

      At December 31, 2000, about 63% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. At December 31, 2000, about 1,696 employees, or 40% of our employees, were covered by agreements, which expire, or are subject to renegotiation, at various times during 2001. We believe that our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure you, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us. A prolonged work stoppage at any one of our manufacturing facilities could have a material adverse effect on us.

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


                                                                                                           OWNED OR
LOCATION OF FACILITY                     PRIMARY USE                                                        LEASED

U.S.

   Irvine, California...............     Machine Shop and Sales Office                                      Leased
   Niagara Falls, New York..........     Coal Calcining Facility                                            Owned
   Cleveland, Ohio..................     Flexible Graphite Manufacturing Facility and Sales Office          Owned
   Parma, Ohio......................     Technology Center(1)                                               Owned
   Clarksville, Tennessee...........     Electrode Manufacturing Facility and Sales Office                  Owned
   Columbia, Tennessee..............     Electrode Manufacturing Facility and Sales Office                  Owned
   Nashville, Tennessee.............     Corporate Headquarters and Sales Office                            Leased
   Lawrenceburg, Tennessee..........     Carbon Specialties Manufacturing Facility                          Owned
   Clarksburg, West Virginia........     Graphite Specialties Manufacturing Facility and Sales Office       Owned

EUROPEAN

   Calais, France...................     Electrode Manufacturing Facility                                   Owned
   Notre Dame, France...............     Electrode and Graphite Specialties Manufacturing Facility and      Owned
                                           Sales Office
   Notre Dame, France...............     Cathode Manufacturing Facility and Sales Office                    Leased
   Rungis, France...................     Sales Office and Administrative Office                             Leased
   Venissieux, France...............     Cathode Manufacturing Facility and Technology Center               Owned
   Caserta, Italy...................     Electrode Manufacturing Facility                                   Owned
   Malonno, Italy...................     Machine Shop                                                       Owned
   Milan, Italy.....................     Administrative and Sales Office                                    Leased
   Moscow, Russia...................     Sales Office                                                       Leased
   Vyazma, Russia...................     Electrode Manufacturing Facility                                   Owned
   Pamplona, Spain..................     Electrode Manufacturing Facility and Sales Office                  Owned
   Lausanne, Switzerland............     Sales Office and European Headquarters                             Owned
   Sheffield, United Kingdom........     Machine Shop and Sales Office                                      Owned

OTHER INTERNATIONAL

   Salvador Bahia, Brazil...........     Electrode and Cathode Manufacturing Facility                       Owned
   Sao Paulo, Brazil................     Sales Office                                                       Leased
   Welland, Canada..................     Sales Office                                                       Owned
   Beijing, China...................     Sales Office                                                       Leased
   Hong Kong, China.................     Sales Office                                                       Leased
   Monterrey, Mexico................     Electrode Manufacturing Facility and Sales Office                  Owned
   Singapore........................     Sales Office                                                       Leased
   Meyerton, South Africa...........     Electrode Manufacturing Facility and Sales Office                  Owned

---------------

(1) And, after installation of its new advanced flexible graphite manufacturing line, Flexible Graphite Manufacturing Facility

      We believe that our facilities, which are of varying ages and types of construction, are in good condition, are suitable for our operations and generally provide sufficient capacity to meet our requirements for the foreseeable future. We do not own any other properties which are material to our financial condition.

ITEM 3. LEGAL PROCEEDINGS

ANTITRUST INVESTIGATIONS

      In June 1997, we were served with subpoenas issued by the U.S. District Court for the Eastern District of Pennsylvania (the "DISTRICT COURT") to produce documents to a grand jury convened by attorneys for the Antitrust Division of the U.S. Department of Justice (the "DOJ") and a related search warrant in connection with a criminal investigation as to whether there had been any violation of U.S. federal antitrust law by producers of graphite electrodes. Concurrently, representatives of Directorate General-Competition of the Commission of the European Communities, the antitrust enforcement authority of the European Union (the "EU COMPETITION AUTHORITY"), visited the offices of one of our French subsidiaries for purposes of gathering information in connection with an investigation as to whether there had been any violation of the antitrust law of the European Community by those producers. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses.

      In April 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the U.S. resulting in agreements to fix prices and allocate market shares in the U.S. and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. In addition, in April 1998, pursuant to the plea agreement, UCAR pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing 1998. The plea agreement was approved by the District Court and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. The payments due in 1998, 1999 and 2000 were timely made. At our request, each of the remaining three payments has been deferred by one year.

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

      In January 2000, Mitsubishi, one of our former parents, was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes. Mitsubishi entered a plea of not guilty. In February 2001, a jury found Mitsubishi guilty of the charge. Mitsubishi has indicated that it intends to appeal.

      In April 1998, we became aware that the Canadian Competition Bureau (the "COMPETITION BUREAU") commenced a criminal investigation as to whether there had been any violation of Canadian antitrust law by producers of graphite electrodes. In March 1999, pursuant to a plea agreement between our Canadian subsidiary and the Competition Bureau, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. The relevant Canadian court approved the plea agreement and, as a result, under the plea agreement, we will not be subject to prosecution by the Competition Bureau with respect to any other violations of Canadian antitrust law occurring prior to the date of the plea agreement. The fine was timely paid.

      In June 1998, we became aware that the Japanese antitrust enforcement authority had commenced an investigation as to whether there had been any violation of Japanese antitrust law by producers and distributors of graphite electrodes. We have no facilities or employees in Japan. We believe that, among other things, we have good defenses to any claim that we are subject to the jurisdiction of the Japanese antitrust authority. In March 1999, the Japanese antitrust authority issued a warning letter to the four Japanese graphite electrode producers. While the Japanese antitrust authority did not issue a similar warning letter to us, the warning letter issued to the Japanese producers did reference us as a member of an alleged cartel.

      In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violations of Korean antitrust law by producers and distributors of graphite electrodes. We have no facilities in Korea. We have received requests for information from the Korean antitrust authority.

      In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. The statement does not set forth any proposed fines or the impact which cooperation by us or other producers would have on the respective fines, if any. The maximum fine for such a violation is ten percent of a company's revenue during the year preceding the year in which the fine is assessed. We believe that we have provided substantial cooperation to the EU Competition Authority and are, therefore, entitled to a reduction in the amount of any fine which would otherwise be assessed. While there is no requirement as to when fines, if any, must be assessed, we believe that it is likely that fines will be assessed during 2001. Any such assessment would be subject to appeal before the Court of First Instance in Luxembourg, although the fine or collateral security therefor would be payable about three months after such assessment.

      We are continuing to cooperate with the DOJ and the Competition Bureau in their continuing investigations of other producers and distributors of graphite electrodes. We are also cooperating with the EU Competition Authority and the Korean antitrust authorities in their continuing investigations. In connection therewith, we have produced and are producing information, documents or witnesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated by authorities in other jurisdictions.

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

      In 1998 and 1999, we and other producers of graphite electrodes were served by steelmakers in the U.S. and Canada with complaints and petitions commencing nine separate civil antitrust lawsuits in various courts (the "OTHER INITIAL LAWSUITS"). In the complaints and petitions, the plaintiffs allege that the defendants violated U.S. federal, Texas and Canadian antitrust laws and Canadian conspiracy law in connection with the sale of graphite electrodes.

      In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the District Court (the "FOREIGN CUSTOMER LAWSUITS"). The first complaint, entitled FERROMIN INTERNATIONAL TRADE CORPORATION, ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 26 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP NEW ZEALAND LTD. ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled SAUDI IRON AND STEEL COMPANY V. UCAR INTERNATIONAL INC., ET AL., was filed by a steelmaker who is located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We have filed motions to dismiss the first and second complaints.

      In 1999 and 2000, we were served with three complaints commencing three civil antitrust lawsuits (the "CARBON ELECTRODE lawsuits"). The first complaint, filed in the District Court, is entitled GLOBE METALLURGICAL, INC. V. UCAR INTERNATIONAL INC., ET al. The second complaint, filed in U.S. Bankruptcy Court for the Northern District of Ohio, is entitled IN RE SIMETCO, INC. The third complaint, filed in the U.S. District Court for the Southern District of West Virginia, is entitled ELKEM METALS COMPANY INC and ELKEM METALS COMPANY ALLOY LLP V. UCAR CARBON COMPANY INC., ET AL. SGL Carbon AG is also named as a defendant in the first complaint and SGL Carbon Corporation is also named as a defendant in the first and third complaint. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. The guilty pleas described above do not relate to carbon electrodes.

      We understand that certain customers who purchased graphite electrodes, carbon electrodes or other products from us have threatened to commence antitrust lawsuits against us in the U.S. or in other jurisdictions with respect to the subject matter of the investigations and lawsuits described above. We are aware that Messrs. Krass and Hart have been named as defendants in certain civil antitrust lawsuits. We do not intend to reimburse them for any of their liabilities or expenses in connection therewith.

      Through March 1, 2001, except as described in the next paragraph, we have settled all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible antitrust claims by certain other customers who negotiated directly with us. The settlements cover virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The settlement of the antitrust class action also covers the actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments due thereunder have been timely made.

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

1997 ANTITRUST EARNINGS CHARGE

      We recorded a pre-tax charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million reserve is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as the continuing investigations and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $340 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at March 1, 2001, such amount continues to represent our estimate of these liabilities and expenses. In the aggregate, the fines and net settlements and expenses are within the amounts we used to evaluate the $340 million charge.

      Through December 31, 2000, we have paid an aggregate of $233 million of fines and net settlement and expense payments and $11 million of imputed interest. At December 31, 2000, $107 million remained in the reserve and, based on information known to us at March 1, 2001, the aggregate amount of remaining committed payments for fines and settlements at December 31, 2000 was about $62 million. The aggregate amount of remaining committed payments for imputed interest at December 31, 2000 was about $12 million. About $14 million of the committed payments for fines and settlements are due on or before December 31, 2001.

      During the 2001 first quarter, at our request, we obtained an agreement from the DOJ to defer each of our three remaining annual payments of the DOJ fine by one year.

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

      Under the settlements, a total of $40.5 million was contributed to escrow accounts for the benefit of former and current stockholders who are members of the class of plaintiffs for whom the securities class action was brought as well as plaintiffs' attorney's fees. We contributed $11.0 million and the insurers under our directors and officers' insurance policies at the time the lawsuits were filed contributed the balance of $29.5 million. In addition, Mary B. Cranston, a new outside director acceptable to both UCAR and the Florida State Board of Administration, the eighth largest state employees' pension fund, was added to UCAR's Board of Directors. We expected to incur about $2.0 million of unreimbursed expenses related to the lawsuits. These expenses, together with the $11.0 million, were recorded as a charge to operations of $13.0 million in the 1999 third quarter. In the 2000 second quarter, we reversed $1 million of this charge because actual expenses were lower than expected.

OTHER PROCEEDINGS AGAINST US

      We are involved in various other investigations, lawsuits, claims and other legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on us.

LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS

      In February 2000, at the direction of a special committee of independent directors of UCAR's Board of Directors, we commenced a lawsuit in the U.S. District Court for the Southern District of New York against our former parents, Mitsubishi and Union Carbide. The other defendants named in the lawsuit include two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in 1995, Hiroshi Kawamura and Robert D. Kennedy. Mr. Kennedy, who was a director of UCAR at the time the lawsuit was commenced, resigned as such on March 14, 2000.

      In the lawsuit, we allege, among other things, that, in January 1995, Mitsubishi and Union Carbide had knowledge of facts indicating that UCAR had engaged in illegal graphite electrode price fixing activities and that any determination of UCAR's statutory capital surplus would be overstated as a result of those activities. We also allege that certain of their representatives knew or should have known about those activities. In January 2000, Mitsubishi was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes. Mitsubishi entered a plea of not guilty. In February 2001, a jury found Mitsubishi guilty of the charge. Mitsubishi has indicated that it intends to appeal. Mitsubishi has also been named as a defendant in several civil antitrust lawsuits commenced by electric arc furnace steel producers with respect to its alleged participation in those activities. In addition, we allege that, in January 1995, UCAR did not have the statutory capital surplus required to lawfully authorize the payments that UCAR made to its former parents. We also allege that Mitsubishi and Union Carbide were unjustly enriched by receipts from their investments in UCAR and that they knowingly induced or actively and substantially assisted former senior management of UCAR to engage in illegal graphite electrode price fixing activities in breach of their fiduciary duties to UCAR.

      Based on the allegations summarized above, we believe that Mitsubishi and Union Carbide are liable for more than $1.5 billion in damages, including interest. Some of our claims provide for joint and several liability; however, damages from our various claims would not generally be additive to each other.

      The defendants have filed motions to dismiss this lawsuit and motions to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions.

      We believe that our claims are strong, and are confident about the ultimate outcome. Accordingly, we afforded the defendants the opportunity to settle this lawsuit in advance of filing the complaint in the interest of achieving a fair and expeditious resolution. We intend to vigorously pursue this lawsuit to trial.

      Litigation such as this lawsuit is complex. Complex litigation can be lengthy and expensive. We expect to incur between $10 million and $20 million for legal expenses to pursue this lawsuit through trial. These expenses will be accounted as operating expenses and will be expensed as incurred. Through December 31, 2000, we incurred $3 million of such legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties, both substantive and procedural, including statute of limitation and other defenses, claims for indemnification and other counterclaims as well as those motions to dismiss and motions to disqualify. We may at any time settle this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "UCR." The closing sale price of our common stock was $9.75 on December 29, 2000, the last trading day of our last fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported by the NYSE:


                                                                             HIGH                       LOW

1999:

      First Quarter..............................................           $19 1/2                     $14 1/8
      Second Quarter.............................................           $26 1/8                     $13 3/4
      Third Quarter..............................................           $28 1/16                    $22 1/16
      Fourth Quarter.............................................           $24 1/2                     $15 7/8

2000:

      First Quarter..............................................           $24 1/2                     $13 3/16
      Second Quarter.............................................           $14 11/16                   $12
      Third Quarter..............................................           $16 7/16                    $11 7/8
      Fourth Quarter.............................................           $12 13/16                  $  8 1/4


      As of February 28, 2001, there were 50 record holders of common stock. We estimate that about 3,200 stockholders are represented by nominees.

      Our common stock is included in Standard & Poor's 400 Mid-Cap Index and the Russell 2000 Index.

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

DIVIDEND POLICIES AND RESTRICTIONS

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

      Under the New Senior Facilities, UCAR is permitted to pay dividends on and repurchase common stock, and UCAR Global is permitted to pay dividends to UCAR for those purposes, only in an aggregate amount of up to $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000. In addition, UCAR Global is permitted to pay dividends to UCAR in respect of UCAR's administrative fees and expenses and to fund payments in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims. The total amount of dividends to fund those payments (in each case, excluding certain imputed interest), plus the total amount paid on intercompany debt owed to UCAR for the same purpose (in each case, excluding certain imputed interest), plus the amount of additional reserves created with respect to these investigations, lawsuits and claims may not exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt incurred by us that is not incurred under the New Senior Facilities). UCAR Global is also permitted to pay dividends to UCAR of up to $15 million for the purpose of making an investment in Graftech and may also distribute the capital stock of Graftech to UCAR.

RECENT SALES OF UNREGISTERED SECURITIES

      In 2000, UCAR sold an aggregate of 18,556 share of common stock for an aggregate of $224,992 to certain members of senior management under an executive employee stock purchase program adopted by UCAR's Board of Directors in September 1998. These sales were exempt from registration under Section 4(2) of the Securities Act of 1933 because the shares were sold in transactions not involving any public offering.

      In 2000, certain of our officers and other employees elected to defer an aggregate of $1,221,196 in compensation pursuant to our compensation deferral program. The amount we will be obligated to pay them, at the expiration of the deferral period, with respect to the deferred compensation will equal the value, at such expiration, of an aggregate of 82,906 shares of our common stock. That number of shares equals the number of such shares of our common stock which could have been purchased at market prices on the date of deferral. Such transactions were exempt from registration under Section 4(2) of the Securities Act of 1933 because the transactions did not involve the public offering of securities.

ITEM 6.       SELECTED FINANCIAL DATA

      The following selected annual consolidated financial data (excluding the "quantity of graphite electrodes sold") have been derived from the audited Consolidated Financial Statements at the dates and for the periods indicated. The selected consolidated financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements at December 31, 1999 and 2000 and for each of the years in the three year period ended December 31, 2000 and the related notes thereto included elsewhere in this Report.

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                            1996         1997         1998         1999         2000
                                                            ----         ----         ----         ----         ----
                                                                 (Dollars in millions, except per share data)

STATEMENT OF OPERATIONS DATA:

   Net sales........................................    $    948      $  1,097     $   947     $     831    $     776
   Gross profit (a).................................         365           411         343           258          216
   Selling, administrative and other expenses.......          90           115         103            86           86
   Restructuring charges (credit)(b)................          --            --          86            (6)           6
   Impairment loss on long-lived assets (c).........          --            --          60            35            3
   Antitrust investigations
          and related lawsuits and claims (d).......          --           340          --            --           --
   Securities class action and stockholder
       derivative lawsuits..........................          --            --          --            13           (1)
   Operating profit (loss)..........................         268           (58)         77           130          111
   Interest expense.................................          61            64          73            84           75
   Income (loss) before extraordinary items.........         145          (160)        (30)           42           23
   Extraordinary items, net of tax (e)..............          --            --           7            --           13
   Net income (loss)................................         145          (160)        (37)           42           10
      Earnings (loss) per common share:
      Basic:   Income (loss) before extraordinary
                 items..............................    $   3.15      $  (3.49)    $  (0.66)   $    0.94    $    0.51
               Net income (loss)....................        3.15         (3.49)       (0.83)        0.94         0.22
                                                           =====      ========      ======         =====        =====
               Weighted average common shares
                 Outstanding (IN THOUSANDS).........      46,274        45,963      44,972        45,114       45,224
      Diluted: Income (loss) before extraordinary
                 items..............................    $   3.00      $  (3.49)    $ (0.66)    $    0.91    $    0.50
               Net income (loss)....................        3.00         (3.49)      (0.83)         0.91         0.22
                                                           =====        ======      ======        ======        =====
               Weighted average common shares
                 Outstanding (IN THOUSANDS).........      48,469        45,963      44,972        45,813       46,503
BALANCE SHEET DATA (AT PERIOD END):

   Cash and cash equivalents........................    $     95      $     58     $    58     $      17    $      47
   Total assets.....................................       1,017         1,262       1,137           933          908
   Total debt.......................................         635           732         804           722          735
   Other long-term obligations......................         138           313         266           224          209
   Stockholders' equity (deficit)...................          17          (227)       (287)         (293)        (316)
   Working capital..................................         263            94         203           105          101
OTHER DATA:
    Gross profit margin.............................          38.5%         37.5%       36.2%         31.0%       27.8%
    Operating profit (loss) margin..................          28.3          (5.3)        8.1          15.6        14.3
    Depreciation and amortization...................    $     36      $     49     $    51            45     $    43
    Capital expenditures............................          62            79          52            56          52
    EBITDA (f)......................................         304            (9)        217           212         157
    Cash flow provided by (used in) operations......         172           172         (29)           80          94
    Cash flow used in investing activities..........        (104)         (221)        (31)          (39)        (50)
    Quantity of graphite electrodes sold
         (THOUSANDS OF METRIC TONS)(g)(h)...........         205           242         211           206         217


----------------------

(a) In 1999, we recorded an $8 million charge for the write-down to lower of cost or market of certain graphite specialties inventory.

(b) For 1998, represents costs recorded in connection with closing graphite electrode operations in Canada and Germany and the consolidation of certain corporate administrative offices. These costs consisted primarily of severance, write-offs of fixed assets and environmental and other shutdown costs. For 1999, represents a net reduction in the estimate of shutdown costs recorded in 1998. For 2000, it includes a $2 million charge in connection with the restructuring of our graphite specialties business. These costs consisted primarily of severance. For 2000, also includes a $4 million charge in connection with a corporate restructuring involving workforce reduction. These costs consisted primarily of severance.

(c) Represents impairment losses on long-lived assets associated with our Russian assets in 1998, our graphite specialties assets in 1999 and our cathode assets in 2000.

(d) Represents estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

(e) The 1998 extraordinary item and 2000 extraordinary item resulted from early extinguishment of debt in connection with our debt refinancings and recapitalizations.

(f) EBITDA, for this purpose, means operating profit (loss), plus depreciation, amortization, impairment losses on long-lived assets, inventory write-downs and that portion of restructuring charges (credits) applicable to non-cash asset write-offs. The amount of restructuring charges (credits) applicable to non-cash asset write-offs was a charge of $29 million in 1998 and a credit of $6 million in 1999. We believe that EBITDA is generally accepted as providing useful information regarding a company's ability to incur and service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from continuing operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our method for calculating EBITDA may not be comparable to methods used by other companies and is not the same as the method for calculating EBITDA under the New Senior Facilities.

(g) Excludes graphite electrodes sold by our South African subsidiary, before it became wholly owned on April 21, 1997, of 26,000 metric tons in 1996 and 8,000 metric tons in 1997.

(h) Management believes the quantity of graphite electrodes sold in the 1997 fourth quarter was impacted by customer buy-ins in advance of price increases effective in January 1998.

      The following quarterly selected consolidated financial data have been derived from the Consolidated Financial Statements for the periods indicated, which have not been audited. The selected quarterly consolidated financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements at December 31, 1999 and 2000 and for each of the years in the three year period ended December 31, 2000 and the related notes thereto included elsewhere in this Report.


                                                         FIRST          SECOND            THIRD            FOURTH
                                                        QUARTER         QUARTER          QUARTER           QUARTER
                                                        -------         -------          -------           -------
                                                              (Dollars in millions, except per share data)
1999:
    Net sales..................................         $   202          $   211          $   210         $    208
    Gross profit (a)...........................              63               73               70               52
    Net income (loss)(a)(b)....................              14               20               21              (13)
    Basic net income (loss) per share..........         $  0.30          $  0.45          $  0.46         $  (0.28)
                                                           ====             ====             ====              ====

    Diluted net income (loss) per share........         $  0.30          $  0.44          $  0.45         $  (0.28)
                                                           ====             ====             ====              ====

2000:
    Net sales..................................         $   195          $   199          $   192         $    190
    Gross profit...............................              57               56               53               50
    Net income (loss)(c) (d) (e)...............             (11)              11                7                3

    Basic income (loss) per share before
      extraordinary item.......................         $  0.04          $  0.24          $  0.16         $   0.07
    Basic net income (loss) per share..........           (0.25)            0.24             0.16             0.07
                                                           ====             ====             ====             ====

    Diluted income (loss) per share before
      extraordinary item.......................         $  0.04         $   0.24          $  0.16         $   0.07
    Diluted net income (loss) per share........           (0.24)            0.24             0.16             0.07
                                                           ====             ====             ====             ====

----------------------
(a) The 1999 fourth quarter includes an impairment loss of $35 million associated with our long-lived graphite specialties assets and a write-down of $8 million associated with certain graphite specialties inventory.

(b) The 1999 third quarter includes a restructuring credit of $6 million related to lower net anticipated demolition costs resulting primarily from the outsourcing of a majority of the planned demolition at our plant in Canada and, to a lesser extent, lower severance and related costs. The 1999 third quarter also includes a $13 million charge for liabilities and expenses in connection with settlement of securities class action and stockholder derivative lawsuits.

(c) The 2000 first quarter includes an extraordinary charge of $13 million in connection with the early extinguishment of debt and a restructuring charge of $6 million in connection with a restructuring of our graphite specialties business.

(d) The 2000 third quarter includes a restructuring credit of $4 million arising from a reversal of a portion of the restructuring charge related to our graphite specialties business and a charge of $3 million related to the impairment of long-lived cathode assets.

(e) The 2000 fourth quarter includes a restructuring charge of $4 million in connection with a corporate restructuring, mainly for severance and related benefits associated with a workforce reduction.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      COMPANY BACKGROUND. UCAR International Inc. ("UCAR" and, together with its subsidiaries, "WE," "US" or "OUR") is the world's largest manufacturer of high quality graphite and carbon electrodes and cathodes as well as flexible graphite. We have a global business, selling our products in more than 80 countries and owning 15 manufacturing facilities located on four continents. We operate in two business segments: graphite electrodes, which are our principal products; and graphite and carbon products, which include carbon electrodes, graphite and carbon cathodes, flexible graphite and graphite, and carbon specialties. Our graphite and carbon products business segment contributes about one-third of our net sales.

      Graphite electrodes are consumed primarily in the production of steel in electric arc furnaces, the steel making technology used by all "mini-mills." Mini-mills constitute the growth sector of the steel industry. Graphite electrodes are also used for refining steel in ladle furnaces and in other smelting processes. Carbon electrodes are used primarily in the production of silicon metal, which is used in the manufacture of aluminum. Cathodes are used as lining for furnaces that smelt aluminum. Flexible graphite, a material made from natural graphite, is used in gaskets and other sealing applications. We are developing advanced natural graphite products and solutions for customers for applications in the fuel cell, thermal management, energy management, high temperature furnace and fire protection industries. In addition to the steel and metals industries, we sell other graphite and carbon products to the semiconductor, automotive and aerospace industries.

      We have the largest share of the free trading markets in all of our major product lines. We believe that our average cost of sales of graphite electrodes is currently the lowest among major producers in our industry. In addition to our large market share and position as a low-cost producer of high quality products, we believe our strengths include our management team, our global manufacturing base which includes multiple low cost locations and fully integrated state-of-the-art facilities, our exceptional customer technical service, our diversified customer base and our product innovation and process improvement capabilities.

      Our strategic goal is to be the best global, low cost manufacturer and customer service-driven company with the best product performance in the graphite and carbon industry. We are focused on reducing costs and improving operating efficiencies, improving product quality and technical and commercial customer service, developing strategic alliances and growth opportunities and developing and expanding new and existing profitable technologies. We seek to be the lowest cost supplier in our industry and to use that to our competitive advantage. We seek to use our strategies and build on our strengths to leverage earnings growth within existing product lines and through new product innovation and penetration of related new and niche markets. We are refining and refocusing these strategies as we realign our businesses into two new operating divisions.

      In 1995, we consummated a leveraged equity recapitalization (the "1995 EQUITY RECAPITALIZATION"), an initial public offering of common stock, a redemption of a portion of the subordinated notes (the "SUBORDINATED NOTES") issued in connection with the 1995 Equity Recapitalization and a refinancing of the senior credit facilities established in connection with the 1995 Equity Recapitalization with new senior credit facilities (the "PRIOR SENIOR FACILITIES").

      REALIGNMENT. Our industrial businesses (which consist principally of our graphite and carbon electrode and cathode businesses) and our technology businesses (which consist principally of our flexible graphite and graphite specialties businesses) operate under different business environments and require different management direction. As a result, in February 2001, we announced that we intend to realign our businesses and our management during 2001 into two new operating divisions. We expect to begin reporting each division as a separate business segment in connection with reporting our financial information for the 2001 first quarter.

      The Advanced Energy Technology Division will include our technology businesses and a new business unit focusing on the sale of technology solutions and technical services. Graftech Inc. ("GRAFTECH"), our wholly owned subsidiary engaged in the flexible graphite business, will be part of this division. This division will pursue strategies of commercialization of proprietary technologies into high growth markets, delivery of engineered solutions, acceleration of technological development, component manufacturing, and establishment of key strategic alliances. The Graphite Power Systems Division will include our electrode and cathode businesses. This division will pursue strategies of delivery of superior quality products and premium customer technical service, low cost production, increased globalization, operational excellence, supply chain optimization, and establishment of key strategic alliances.

      We expect that this realignment will help us allocate our physical and human capital efficiently to achieve our corporate goals. Among other things, we intend to allocate capital to our higher growth businesses, the Advanced Energy Technology Division, and to optimize the capital effectiveness of the Graphite Power Systems Division through cost management and product quality strategies. We expect that this realignment will change our corporate vision from an industrial product driven company to a customer energy solution company.

      RESTRUCTURING AND RATIONALIZATION PLANS. UCAR's Board of Directors adopted a global restructuring and rationalization plan in September 1998 and we launched additional initiatives to enhance the plan in October 1999. The plan is intended to enhance stockholder value by focusing on optimizing margins, maximizing free cash flow, generating growth in earnings and strengthening competitiveness through operating and overhead cost reductions and plant rationalization. The plan is also intended, over the long term, to strengthen our position as a low cost supplier to the steel and metals industries and, over the near term, to respond to economic conditions that have been impacting our customers. We believe that the plan is the most aggressive major cost reduction plan currently being implemented in the graphite and carbon industry.

      The original plan included plant rationalization, plant cost reduction and overhead cost reduction. The original plan resulted in a 1998 third quarter restructuring charge of $86 million, of which $29 million was a non-cash charge. We also recorded a 1998 third quarter impairment loss on long-lived Russian assets of $60 million.

      We achieved cost savings of over $96 million in 2000, exceeding our original target of $93 million. We achieved savings of $64 million in cost of sales, including $48 million in graphite electrode cost of sales and $16 million in graphite and carbon product cost of sales, as well as savings of $9 million in interest expense.

      As planned, we ceased manufacturing operations at our plant in Germany in 1998. Our Canadian plant ceased production activities in April 1999. We completed, ahead of schedule, our consolidation of administrative offices with the relocation of headquarter activities to Nashville, Tennessee and European administration activities in our Swiss subsidiary. About 366 positions were eliminated pursuant to those elements of the plan.

      We believe that the cost savings under the plan have enabled us to strengthen our competitiveness. We also believe that we must continue to enhance our focus on cost savings to achieve the ultimate objectives of the plan. Accordingly, in October 1999, we announced and launched additional initiatives to add $30 million of further targeted cost savings to the plan by the end of 2002. These savings are permanent on-going cost savings. The following table summarizes the revised targets of the plan.



                                    SUMMARY OF ENHANCED TARGETED COST SAVINGS AS MEASURED BY
                                                  YEAR END ANNUALIZED RUN RATES
                                                      (Dollars in millions)

                               COST ITEM                                    2000       2001       2002
                               ---------                                    ----       ----       ----

Cost of sales (graphite electrodes)...................................       $ 52      $ 70       $ 75

Cost of sales (graphite and carbon products) .........................         18        11         12
Total overhead (consisting of research and
    development, selling, administrative and
    other expenses and other income and expense)......................         32        32         37

Interest expense......................................................         12        24         31

Provision for income taxes............................................         (2)        8         10
                                                                            -------   -------     ------

NEW SAVINGS TARGETS*..................................................       $112      $145       $165
                                                                            ======    =======     ======

Original savings targets*.............................................       $111      $135       $135
----------------

* The targets are based on a comparison to costs in 1998 or the 1998 fourth quarter (annualized) and on the assumption that operating conditions have remained and will remain the same in 1999, 2000, 2001, 2002 and thereafter as they were in 1998.

      Among other things, we increased the number of identified plant cost reduction projects from the more than 120 originally identified to more than
230. We evaluated every aspect of our supply chain and improved performance through realignment and standardization of critical business processes, standardization of enterprise wide systems, and improvement of information technology infrastructure and interfaces with trading partners. Our targets include decreasing inventories, as measured against inventory levels and based on production levels for the 1999 first nine months (annualized), by over 20%, or to about $180 million, and reducing our cash cycle time, by the end of 2002, by about one-third as compared to 1998. We have already achieved our inventory level target.

      Further, we completed a global benchmarking study during 1999 that identified opportunities for performance improvement and cost savings in certain key global administrative and transaction processing functions. These opportunities should allow for the achievement of our target of reducing selling and administrative expenses from 11% of net sales in 1998 to 8% of net sales by the end of 2002. Based on the study, work processes are being redesigned to seek to improve shared services for better global efficiencies and standardize enterprise wide resource and supply chain planning systems.

      We have evaluated and continue to refine our debt, working capital and organizational structures to improve cash management and reduce tax expense. The debt recapitalization we completed in February 2000, along with our tax planning initiatives, should allow us to benefit from our existing and anticipated tax credits and help us to achieve our targeted effective average annual tax rate of 25%. The majority of the savings expected from implementation of these opportunities is anticipated to be realized during 2001 and 2002.

      Our enhanced plan contemplates the reduction of gross debt to a target of $550 million by the end of 2002 and a substantial reduction in annual interest expense. Our ability to achieve this target and reduction could be affected materially by such factors as changes in currency exchange or interest rates, delays in completing or failures to complete financial options for our flexible graphite business or strategic alliances, joint ventures or acquisitions, changes in strategic plans, changes in estimated liabilities or expenses in connection with antitrust investigations, laws or claims or in the anticipated timing of payment thereof, or changes in conditions affecting our industry or our cost saving, tax planning or other initiatives.

      In the 2000 third quarter, we recorded an impairment loss of $3 million on long-lived cathode assets in connection with the re-sourcing of our U.S. cathode production to our facilities in Brazil and France and the related reduction of certain graphite electrode manufacturing capacity in those facilities. This re-sourcing was undertaken to respond to growing global demand for graphite cathodes from the aluminum industry.

      In the 2000 fourth quarter, we recorded a $4 million charge in connection with a corporate restructuring involving a workforce reduction of about 85 employees. The functional areas affected include finance, accounting, sales, marketing and administration. The charge consists primarily of severance costs. The restructuring is expected to reduce spending by about $2 million in 2001 and $6 million per year thereafter.

      POWER OF ONE BUSINESS TRANSFORMATION INITIATIVE. In support of our strategy, we have launched a global business transformation initiative entitled POWER OF ONE. POWER OF ONE is a coordinated global self-assessment and business process rationalization and transformation initiative driving one consistent theme throughout our organization: "becoming the best." We expect the initiative to accelerate development and implementation of business opportunities and develop leadership skills more broadly within all management levels as well as support our efforts to reduce costs and working capital needs, improve efficiencies and product quality, shorten cycle times and achieve "best in class" performance. The initiative is also designed to enable us to achieve the successful completion of our previously announced cost reduction activities. In 2000, our investment in the initiative included about $4 million of consulting fees and $3 million of capital expenditures, primarily for advanced planning and scheduling supply chain software and global treasury management information systems. We believe that most of the future investment for this initiative will be funded from realized cost savings.

      CHANGES AFFECTING OUR GRAPHITE SPECIALTIES BUSINESS. During late 1999 and into the 2000 first quarter, our graphite specialties business experienced significant adverse change due to a decline in demand, particularly from certain segments of the semiconductor industry, growth in supply due to expansion by other producers, a decline in prices and delays in bringing new or improved products to market. The assets and inventory of this business are located primarily at our plant in Clarksburg, West Virginia. Since the future estimated undiscounted cash flows expected to result from the use of these assets and inventory were below their respective carrying amounts, in the 1999 fourth quarter, we wrote down the carrying value of these long-lived assets to their estimated fair value and the inventory to the lower of cost or market recording an impairment loss of $35 million and an inventory write-down of $8 million. Due to these same factors, in 2000, we restructured the business. The key elements of the restructuring consisted of elimination of low profitability product lines, rationalization of operations to generate costs savings and improve profitability of the remaining product lines, and use of graphite specialties technology to develop new and expanded existing niche markets. Accordingly, in 2000, we recorded a net restructuring charge of $2 million, primarily for severance costs. We expect the restructuring to generate cost savings at an annual run rate of $7 million by the end of 2001.

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

      Our relationship with Pechiney in the cathode business is an example of a successful strategic alliance. In January 2001, we signed a letter of intent with Pechiney to broaden our cathode business alliance worldwide. In 1999, we entered into exclusive product development and long-term supply agreements with Ballard Power Systems Ltd. relating to use of flexible graphite in flow field plates, which are essential elements of proton exchange membrane fuel cells. We expect substantial growth in net sales of our flexible graphite beginning in 2003.

      We have also developed a strategic relationship with Conoco Inc., which includes the licensing of certain of our graphite specialties technology to Conoco for use in the advanced carbon fiber manufacturing facility that it is building in Ponca City, Oklahoma. The licensing fees will be included in net sales over the service period. In addition, in October 2000, we signed a letter of intent to enter into production and marketing joint ventures with Jilin Carbon Co., Ltd. to produce and sell ultra-high power graphite electrodes in China.

      REFINANCING AND DEBT RECAPITALIZATION. In November 1998, the Prior Senior Facilities were refinanced and the indenture governing the Subordinated Notes (the "SUBORDINATED NOTE INDENTURE") was amended. In connection with the refinancing, we obtained additional term debt of $210 million.

      In February 2000, we completed a debt recapitalization. We obtained the new senior credit facilities, which were amended in October 2000 (the "NEW SENIOR FACILITIES"). The New Senior Facilities consist of a [euro]300 million six year term loan facility, a $350 million eight year term loan facility and a [euro]250 million six year revolving credit facility. The six year term loan and revolving credit facilities are dollar/euro dual currency facilities. We used the net proceeds from the New Senior Facilities to repay and terminate the Prior Senior Facilities, to redeem the Subordinated Notes at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, to replace the outstanding borrowings under our prior revolving credit facility, to repay certain other debt and to pay related expenses. The debt recapitalization lowered our average annual interest rate, extended the average maturities of our debt and replaced our financial and other covenants. In light of changes in conditions affecting our industry, changes in global and regional economic conditions, our recent financial performance and other factors, we closely monitor our compliance with those covenants.

      LITIGATION AGAINST OUR FORMER PARENT COMPANIES INITIATED BY US. In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation ("MITSUBISHI") and Union Carbide Corporation ("UNION CARBIDE"). The other defendants include two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of the 1995 Equity Recapitalization. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with the 1995 Equity Recapitalization were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in UCAR and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. The defendants have filed motions to dismiss this lawsuit and motions to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. We expect to incur $10 million to $20 million in legal expenses to pursue this lawsuit through trial.

      ANTITRUST LITIGATION AGAINST US. Since 1997, we have been served with subpoenas, search warrants and information requests by antitrust authorities in the U.S., the European Union and elsewhere in connection with antitrust investigations. In addition, civil antitrust lawsuits have been commenced and threatened against us and other producers and distributors of graphite and carbon products in the U.S. and elsewhere. We recorded a pre-tax charge against results of operations for 1997 in the amount of $340 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

      In April 1998, UCAR pled guilty to a one-count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine in the aggregate amount of $110 million, payable in six annual installments (the "DOJ FINE"), of which $87 million is treated as a fine and $23 million is treated as imputed interest for accounting purposes. In March 1999, our Canadian subsidiary pled guilty to a one-count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. We have settled virtually all of the graphite electrode antitrust claims by steel makers in the U.S. and Canada as well as antitrust claims by certain other customers. None of the settlement or plea agreements contain restrictions on future prices of our graphite electrodes. In January 2000, the antitrust authority of the European Union issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. The fine has not yet been assessed, and we are continuing to cooperate with the antitrust authority in the European Union in its on-going investigation.

      Through December 31, 2000, we have paid an aggregate of $233 million of fines and net settlement and expense payments and an aggregate of $11 million of imputed interest. In the aggregate, the fines and net settlements and expenses are within the amounts we used for purposes of evaluating the $340 million charge. Actual fines, settlements, liabilities and expenses, including any fine to be assessed by the antitrust authority of the European Union, could be materially higher than the amounts we used for purposes of such evaluation and the timing of payment thereof could be sooner than anticipated. As a result, actual total liabilities and expenses could be materially higher than such charge. The guilty pleas make it more difficult to defend against other investigations, lawsuits and claims. At our request, each of the remaining three payments of the DOJ fine has been deferred by one year. The guilty pleas make it more difficult to defend against other investigations, lawsuits and claims. Our insurance has not and will not materially offset liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

      UCAR had been named as a nominal defendant in a stockholder derivative lawsuit and as a defendant in a securities class action lawsuit, each of which was based, in part, on the subject matter of the antitrust investigations, lawsuits and claims. In October 1999, UCAR and the other defendants settled these lawsuits for an aggregate of $40.5 million, of which $11.0 million was paid by us. These settlements have become final. We recorded a charge of $13 million, which included $2 million of expenses, in the 1999 third quarter, in connection with these settlements.

      GLOBAL ECONOMIC CONDITIONS AND OUTLOOK. We are a global company and serve all major geographic markets. Accordingly, we are impacted in varying degrees, both positively and negatively, as country or regional conditions affecting the markets for our products fluctuate.

      Throughout 1998 and the 1999 first quarter, electric arc furnace steel production declined as a result of adverse global and regional economic conditions. A recovery began in the 1999 second quarter that lasted through mid-2000. Beginning in mid-2000, electric arc furnace steel production began to weaken in North America. The weakening became more severe in the 2000 fourth quarter and is expected to continue at least through the 2001 first quarter, and may impact other regional economies. Notwithstanding that weakening, in 2000, estimated worldwide electric arc furnace steel production was a record 285 million metric tons (about 34% of total steel production). These fluctuations in electric arc furnace steel production resulted in corresponding fluctuations in demand for graphite electrodes. Pricing, however, weakened throughout most of this period. We believe that graphite electrode industry fundamentals support our strategy and a recovery in pricing over the long term.

      In 1998 and 1999, demand and prices for most of our other products were adversely affected by the same global and regional economic conditions that affected graphite electrodes. In the 1999 second quarter, however, worldwide production by customers for many of our other products began to gradually recover. During 2000, demand for most of these products as a group was relatively stable. Pricing, however, has not yet strengthened. The circumstances that impacted demand and prices for these products in 2000 are expected to continue in 2001.

      We estimate worldwide graphite electrode demand increased by over 4% in 2000 as compared to 1999. Our volume of graphite electrodes sold increased by 5.5% in 2000 as compared in 1999. We implemented, and are continuing to implement, increases in prices of our graphite electrodes announced in 2000 in Europe, the Asia Pacific region, the Middle East and South Africa.

      In light of, among other things, the weakening of electric arc furnace steel production in North America, we believe that worldwide electric arc furnace steel production will decline 3% to 4% in 2001 as compared to 2000. We expect that demand for our graphite electrodes will decline 3% to 6% in 2001 as compared to 2000 due to the decline in electric arc furnace steel production and our efforts to implement price increases. Assuming no change in product mix and no change in currency exchange rates from those in effect at December 31, 2000, we expect average prices of our graphite electrodes to increase 4% to 5% due to those price increases.

      In anticipation of lower demand in 2001 and consistent with our continuing efforts to reduce inventory levels, we have reduced operating levels at certain of our facilities. This resulted in a layoff of about 70 production employees in North America. Assuming no such changes, we believe that lower production rates and higher energy and raw material costs will increase our graphite electrode costs of sales by 3% to 4% in 2001 as compared to 2000.

      In our graphite and carbon product business segment, we expect double digit net sales growth and continued margin expansion from the all business units, excluding carbon electrodes which we expect to perform substantially the same in 2001 as in 2000.

      CURRENCY MATTERS. We incur manufacturing costs and sell our products in multiple currencies. As a result, in general, our results of operations, cash flows and financial condition are affected by changes in currency exchange rates and by inflation in countries with highly inflationary economies where we have manufacturing facilities. To manage certain exposures to risks caused by changes in currency exchange rates, we use various off-balance sheet financial instruments. To account for translation of foreign currencies into dollars for consolidation and reporting purposes, we record foreign currency translation adjustments in accumulated other comprehensive income (loss) as part of stockholders' equity in the Consolidated Balance Sheets, except in the case of operations in highly inflationary economies (or which use the dollar as their functional currency) where we record foreign currency translation gains and losses as part of other (income) expense, net in the Consolidated Statement of Operations. We also record foreign currency transaction gains and losses as part of other (income) expense, net.

      During 2000, many of the currencies in which we manufacture and sell our products declined against the dollar. The three most significant declines were the South African rand, which declined about 19%, the euro, which declined about 6%, and the Brazilian real, which declined about 8%. In 2000, our stockholders' equity decreased by $35 million as a result of cumulative translation adjustments. The impact of changes in currency rates included in other (income) expense, net was a net gain of $4 million.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Operations and the increase or decrease (expressed as a percentage of such item in the comparable prior period) of such items:



                                                                                                     PERCENTAGE
                                                              FOR THE YEAR ENDED                      INCREASE
                                                                 DECEMBER 31,                        (DECREASE)
                                                                 ------------                        ----------
                                                       1998           1999         2000      1998 TO 1999  1999 TO 2000
                                                       ----           ----         ----      ------------  ------------
                                                            (Dollars in millions)

Net sales......................................        $ 947         $ 831         $ 776       (12)%            (7)%
Cost of sales..................................          604           573           560        (5)             (2)
                                                       -----         -----         -----       ----            ----
Gross profit...................................          343           258           216       (25)            (16)
Research and development.......................            9             9            11         0              22
Selling, administrative and other expenses.....          103            86            86       (17)             --
Other (income) expense, net....................            8            (9)           --       N/M             N/M
Restructuring charges (credits)................           86            (6)            6       N/M             N/M
Impairment loss on long-lived assets............          60            35             3        --             N/M
Securities class action
     and stockholder derivative lawsuits.......           --            13            (1)      N/M             N/M
Operating profit...............................           77           130           111        69             (15)

---------------------
N/M: Not Meaningful

      The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Consolidated Statements of
Operations:

                                                                         FOR THE YEAR ENDED DECEMBER 31,

                                                                     1998             1999              2000
                                                                     ----             ----              ----

Net sales...............................................            100.0%              100.0%           100.0%
Cost of sales...........................................             63.8                69.0             72.2
                                                                   ------              ------           ------
Gross profit............................................             36.2                31.0             27.8
Research and development................................              1.0                 1.1              1.4
Selling, administrative and other expenses..............             10.9                10.3             11.0
Other (income) expenses, net............................               .8                (1.1)            --
Restructuring charges (credit)..........................              9.1                 (.7)              .8
Impairment loss on long-lived assets ...................              6.3                 4.2               .4
Securities class action
     and stockholder derivative lawsuits................              --                  1.6             (0.1)
Operating profit........................................              8.1                15.6             14.3


      The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Operations and certain information as to gross profit margins related to our business segments:


                                                  GRAPHITE ELECTRODE BUSINESS               GRAPHITE AND CARBON
                                                          SEGMENT                        PRODUCTS BUSINESS SEGMENT
                                                   FOR THE YEAR ENDED                       FOR THE YEAR ENDED
                                                        DECEMBER 31,                         DECEMBER 31,
                                                        ------------                         ------------

                                                   1998         1999         2000        1998       1999       2000
                                                   ----         ----         ----        ----       ----       ----
                                                       (Dollars in millions)               (Dollars in millions)

Net sales......................................     $ 652        $ 562        $ 526       $ 295       $ 269    $ 250
Cost of sales.................................        405          366          375         199         207      185
                                                      ---          ---          ---         ---         ---      ---
Gross profit..................................        247          196          151          96          62       65

Gross profit margin.........................         37.9%        34.9%        28.7%       32.5%       23.0%    26.0%



      2000 COMPARED TO 1999. Net sales in 2000 were $776 million, a decrease of $55 million, or 7%, from net sales in 1999 of $831 million. Gross profit in 2000 was $216 million, a decrease of $42 million, or 16%, from gross profit in 1999 of $258 million. Gross profit margin in 2000 was 27.8% of net sales as compared to gross profit margin in 1999 of 31.0% of net sales. The decrease in net sales and gross profit was primarily due to lower average sales revenue per metric ton and the impact of currency exchange rate changes. The impact of those factors was partially offset by lower cost of sales per metric ton and higher volumes sold. The lower average sales revenue per metric ton was due primarily to changes in regional economic conditions, which resulted in a higher percentage of the volume of our graphite electrodes being sold in non-North American markets that have lower pricing structures than North American markets, as well as competitive pricing pressures. Lower cost of sales per metric ton was primarily due to cost savings and lower average fixed cost per metric ton due to higher average annual production levels. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than the percentage decrease in cost of sales.

      GRAPHITE ELECTRODE BUSINESS SEGMENT. Net sales of graphite electrodes decreased 6%, or $36 million, to $526 million in 2000 from $562 million in 1999. The decrease was primarily attributable to a decrease in average sales revenue per metric ton offset by higher sales volume. The average sales revenue per metric ton (in U.S. dollars and net of changes in currency exchange rates) of our graphite electrodes was $2,379 in 2000 as compared to $2,676 in 1999. The reduced average sales revenue per metric ton represented a decrease of about $64 million in net sales. This reduction was largely attributable to lower graphite electrode selling prices both in home and export markets and, to a lesser extent, changes in product mix. Currency exchange rate changes, particularly the decline in the euro against the dollar, represented a decrease of about $36 million in net sales. These decreases in net sales were partially offset by an increase in volume of graphite electrodes sold. The volume of graphite electrodes sold increased 11,000 metric tons, or 5%, to 217,000 metric tons in 2000 from 206,000 metric tons in 1999. This represents an increase in net sales of about $28 million.

      Cost of sales for graphite electrodes increased 2%, or $9 million, to $375 million in 2000 from $366 million in 1999. Gross profit declined 23%, or $45 million, to $151 million in 2000 from $196 million in 1999. Gross profit margin decreased to 28.7% of net sales in 2000 from 34.9% of net sales in 1999. The increase in cost of sales was primarily due to higher volume produced, partially offset by lower average cost of sales per metric ton. The average graphite electrode cost of sales per metric ton was $1,725 in 2000 as compared to $1,783 in 1999. The reduction in average graphite electrode cost of sales per metric ton was primarily due to cost savings and lower average fixed cost per metric ton due to higher production levels and, to a lesser extent, changes in currency exchange rates. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than the percentage decrease in cost of sales.

      GRAPHITE AND CARBON PRODUCTS BUSINESS SEGMENT. Net sales of graphite and carbon products decreased 7%, or $19 million, to $250 million in 2000 from $269 million in 1999. The decrease was primarily due to lower net sales of cathodes, graphite specialties and carbon electrodes. About $9 million of the $19 million decrease in net sales was due to lower net sales of cathodes, primarily as a result of the decline in the euro against the dollar. Lower net sales of graphite specialties was primarily attributable to the elimination of certain product lines in connection with the restructuring of our graphite specialties business and, to a lesser extent, lower prices for graphite specialties. Lower demand for carbon electrodes sold to the silicon metals industry was primarily due to changes in global economic conditions. Net sales of flexible graphite and refractories were relatively stable.

      Cost of sales for graphite and carbon products decreased 11%, or $22 million, to $185 million in 2000 from $207 million in 1999. The decline was primarily due to the elimination of certain graphite specialties product lines, as well as the decline in the euro against the dollar and cost savings. As a result of the changes described above, gross profit increased 5%, or $3 million, to $65 million in 2000 from $62 million in 1999. Excluding the $8 million write-down of graphite specialties inventory in 1999, gross profit margin for graphite and carbon products was relatively stable at 26.0% in both 2000 and 1999.

      OPERATING PROFIT OF US AS A WHOLE. Operating profit was $111 million, or 14.3% of net sales, in 2000 as compared to $130 million, or 15.6% of net sales, in 1999. Operating profit in 2000 was impacted by an aggregate of $9 million in special items consisting of a net restructuring charge relating to our graphite specialties business, an impairment loss on long-lived cathode assets and a corporate restructuring involving a workforce reduction as well as by a $2 million write-off of costs incurred in connection with a proposed initial public offering by Graftech that was postponed. Operating profit in 1999 was impacted by a $35 million impairment loss on long-lived graphite specialties assets, a $13 million charge for the settlement of securities class action and stockholder derivative lawsuits, and a $6 million restructuring credit related to plant closure activities. Excluding these special items, operating profit in 2000 was $50 million lower than in 1999 due mainly to lower gross profit and lower other (income) expense, net.

      Selling, administrative and other expense was relatively stable at $86 million in both 2000 and 1999.

      Other (income) expense, net was nil in 2000 as compared to income of $9 million in 1999. The change was primarily due to the incurrence in 2000 of $4 million in consulting fees associated with the POWER OF ONE initiative, $3 million of legal expenses associated with our lawsuit against our former parents and $2 million in costs associated with the proposed initial public offering by Graftech that were not incurred in 1999. We recorded income in both periods resulting from various activities, including gains from currency transactions, asset sales and insurance and financial instrument related activities.

      OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense decreased to $75 million in 2000 from $84 million in 1999. The decrease primarily resulted from our refinancing completed in February 2000, which resulted in a decrease in our average annual interest rate. Our average outstanding total debt was $762 million in 2000 as compared to $782 million in 1999 and our average annual interest rate was 9.1% in 2000 as compared to 10.7% in 1999. These average annual interest rates include imputed interest on the DOJ fine.

      Provision for income taxes was $10 million for 2000 as compared to $1 million for 1999. During 2000, the provision for income taxes reflected a 30% effective rate, excluding the impact of the write off of expenses incurred in connection with the proposed initial public offering by Graftech, that was postponed, and the impact of restructuring charges (credits) and impairment losses. This is lower than the U.S. federal income tax rate of 35% primarily as a result of tax planning strategies, earnings repatriation plans, tax settlements, re-assessment of valuation allowances, and earnings resulting from consolidated entities with lower effective rates. For 1999, the provision for income taxes reflected a 23% effective rate. The increase in the effective rate in 2000 was primarily due to a high proportion of income from higher tax jurisdictions, which was partially offset by a $20 million reduction in the deferred tax asset valuation allowance on foreign tax credits. This reduction was based on a re-assessment in 2000 of our U.S. tax profile and associated tax planning strategies.

      As a result of the changes described above, net income was $10 million in 2000, a decrease of $32 million from net income of $42 million in 1999.

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

      Provision for income taxes was $1 million for 1999 as compared to $32 million for 1998. During 1999, the provision for income taxes reflected a 23% effective rate, excluding the impact of the settlement of the securities class action and stockholder derivative lawsuits, the impairment loss on long-lived graphite specialties assets, the write-down of graphite specialties inventory and the restructuring credit. This is lower than the U.S. federal income tax rate of 35% primarily as a result of tax planning strategies, earnings repatriation plans, tax settlements, assessment of valuation allowances, re-assessment of reserves, and earnings resulting from consolidated entities with lower effective rates. For 1998, the provision for income taxes reflected a

29% effective rate, excluding the impact of the restructuring charge and the impairment loss on long-lived Russian assets.

      As a result of the changes described above, net income was $42 million in 1999, an increase of $79 million from a net loss of $37 million in 1998.

EFFECTS OF INFLATION

      In general, our results of operations and financial condition are affected by the inflation in each country in which we have a manufacturing facility. During 1998 through the 2000 first half, the effects of inflation on our cost of sales in the U.S. and foreign countries (except for highly inflationary countries) have been generally offset by a combination of improved operating efficiency and permanent on-going cost savings. Accordingly, during that period, these effects were not material to us. Beginning in mid-2000, we began to experience higher energy and raw material costs primarily due to the substantial increase in the worldwide market price of oil and natural gas. We cannot assure that future increases in our costs will not exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

      We account for our non-U.S. subsidiaries under the provisions of Statement of Financial Accounting Standards ("SFAS") 52, "Foreign Currency Translation." Accordingly, their assets and liabilities are translated into dollars for consolidation and reporting purposes. Foreign currency translation adjustments are generally recorded as part of stockholders' equity and identified as accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until such time as their operations are sold or substantially or completely liquidated.

      We maintain operations in Brazil, Russia and Mexico, countries which have had in the past, and may have now or in the future, highly inflationary economies, defined as cumulative inflation of about 100% or more over a three-calendar year period. In general, the financial statements of foreign operations in highly inflationary economies have been remeasured as if the functional currency of their economic environments were the dollar and translation gains and losses relating to these foreign operations are included in other (income) expense, net in the Consolidated Statements of Operations rather than as part of stockholders' equity in the Consolidated Balance Sheets.

      In light of significant increases in inflation in Mexico, effective January 1, 1997, Mexico was considered to have a highly inflationary economy. Accordingly, translation gains and losses for our Mexican operations were included in the Consolidated Statements of Operations for 1998. In 1999, we began to account for our Mexican subsidiary using the dollar as its functional currency, irrespective of Mexico's inflationary status, because its sales and purchases are predominantly dollar-denominated.

      We have always considered Russia to have a highly inflationary economy. Accordingly, translation gains and losses for our Russian operations are included in the Consolidated Statements of Operations in 1998, 1999 and 2000.

      Prior to August 1, 2000, our Swiss subsidiary used the dollar as its functional currency. Beginning August 1, 2000, our Swiss subsidiary began using the euro as its functional currency because its operations became predominantly euro-denominated.

      Foreign currency translation adjustments decreasing stockholders' equity amounted to $27 million in 1998, $48 million, including $33 million associated with our Brazilian subsidiary, in 1999 and $35 million in 2000.

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

      During 1998 through 2000, many of the currencies in which we manufacture and sell our products weakened against the dollar. Since late 1998, the Brazilian economy has been subject to various economic pressures. Inflation substantially increased and economic activity began to decline. In 1999, the Brazilian real substantially devalued. During 2000, the South Africian rand declined about 19%, the euro declined about 6% and the Brazilian real declined about 8%. These were the three most significant declines in 2000. The net impact of currency changes included in other (income) expense, net was a gain of $2 million in 1998, a gain of $2 million in 1999 and a gain of $4 million in 2000. In the case of net sales of graphite electrodes, the impact was a reduction of $34 million in 1998, a reduction of $19 million in 1999 (excluding $24 million in 1999 due to the lowering of prices by our Brazilian subsidiary because of competitive cost advantages resulting from the Brazilian currency devaluation) and a reduction of $36 million in 2000. We sought to mitigate these adverse impacts on net sales by increasing local currency prices for some of our products in various regions as circumstances permitted. We cannot predict changes in currency exchange rates in the future or whether those changes will have positive or negative impacts on our net sales or cost of sales. We cannot assure you that we would be able to mitigate any adverse effects of such changes.

      To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments. The amount of currency exchange contracts used by us to minimize these risks was $484 million at December 31, 1998, $233 million at December 31, 1999 and $69 million in 2000.

      Total outstanding dollar-denominated debt of our foreign subsidiaries (excluding our Russian and Mexican subsidiaries (and, at December 31, 1999, our Swiss subsidiary) which used the dollar as their functional currency) was $158 million at December 31, 1999 and nil at December 31, 2000. Changes in the currency exchange rates between the dollar and the currencies in the countries in which these subsidiaries are located result in foreign currency gains and losses that are reported in other (income) expense, net in the Consolidated Statements of Operations.

      Our foreign subsidiaries with dollar-denominated debt have entered into foreign currency contracts to protect against changes in currency exchange rates. The amount of such contracts was $209 million at December 31, 1998 and $129 million at December 31, 1999 and $61 million at December 31, 2000. We believe that such contracts reduce our exposure to changes in currency exchange rates related to such borrowings.

      Additional information regarding the potential impact of changes in currency exchange rates is set forth below under Quantitative and Qualitative Disclosures about Market Risk.

LIQUIDITY AND CAPITAL RESOURCES

      Our sources of funds have consisted principally of invested capital, cash flow from operations and debt financing. Our uses of those funds (other than for operations) have consisted principally of debt service, capital expenditures and payment of fines, liabilities and expenses in connection with antitrust investigations, lawsuits and claims.

      We are highly leveraged and have substantial obligations in connection with antitrust investigations, lawsuits and claims. We had total debt of $735 million and a stockholders' deficit of $316 million at December 31, 2000 as compared to total debt of $722 million and a stockholders' deficit of $293 million at December 31, 1999. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent operating results.

      Cash, cash equivalents and short-term investments were $47 million at December 31, 2000 as compared to $20 million at December 31, 1999. Net debt (which is total debt, net of cash, cash equivalents and short-term investments) was $688 million at December 31, 2000 as compared to $702 million at December 31, 1999.

      OVERVIEW OF DEBT FINANCING. In connection with the 1995 Equity Recapitalization, we obtained senior credit facilities which provided for borrowings of up to $685 million, of which $585 million was used at that time. We also issued $375 million of Subordinated Notes, $175 million of which were redeemed in 1995. In October 1995, we replaced those senior credit facilities with the Prior Senior Facilities, which had more favorable interest rates and covenants. The Prior Senior Facilities initially provided for borrowings of up to $620 million, of which $520 million was used at that time. In March 1997, the Prior Senior Facilities were amended to reduce interest rates, increase our revolving credit facility and change certain covenants to allow greater flexibility.

      In April 1998, we obtained a limited waiver of breaches, if any, of certain covenants of the Prior Senior Facilities. We also agreed to amend certain provisions of the Prior Senior Facilities. These amendments had the effect of increasing interest rates paid by us. In addition, we were able to borrow an additional $35 million under our revolving credit facility. Under the Subordinated Notes, subject to certain exceptions, we could not incur additional indebtedness if our adjusted coverage ratio was less than certain specified ratios. In April 1998, as a result of the $340 million charge, our adjusted coverage ratio was less than those specified ratios. As a result, under the Subordinated Notes, we could not, with limited exceptions, incur additional indebtedness (even under the Prior Senior Facilities).

      In November 1998, we refinanced the Prior Senior Facilities and amended the Subordinated Notes. The refinancing consisted of the addition of a new $210 million senior secured term debt facility to the Prior Senior Facilities and the amendment of the Prior Senior Facilities. Together, these enabled us to incur additional debt in the refinancing and to have the ability (subject to compliance with applicable covenants) to borrow under our revolving credit facility.

      In February 2000, we completed a debt recapitalization. We obtained the New Senior Facilities and used the net proceeds to repay and terminate the Prior Senior Facilities, to redeem the Subordinated Notes, to repay certain other debt and to pay related expenses.

      DEBT REDUCTION. As a result of our high leverage and substantial obligations in connection with antitrust investigations, lawsuits and claims, changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, we have placed high priority on efforts to manage cash and reduce debt. During 2000, we were able to generate $43 million of positive cash flow from working capital. As a result, during 2000, we reduced our net debt by more than $14 million while, at the same time, paying $30 million of antitrust fines and net settlement and expense payments and restructuring payments.

      CASH FLOW AND PLANS TO MANAGE LIQUIDITY. For at least the past five years, we have had positive annual cash flow from operations, excluding payments in connection with restructurings, and investigations, lawsuits and claims. Typically, the first quarter of each year results in neutral or negative cash flow from operations (after deducting cash used for capital expenditures and excluding payments in connection with restructurings and investigations, lawsuits and claims and payments of interest on the Subordinated Notes (which have since been redeemed)) due to various factors. These factors include customer order patterns, customer buy-ins in advance of annual price increases, and payment of variable compensation with respect to the immediately preceding year. Typically, the other three quarters result in significant positive cash flow from operations (after deducting cash used for capital expenditures and excluding those payments). The third quarter tends to produce relatively less positive cash flow primarily as a result of scheduled plant shutdowns by our customers for vacations. We believe that 2001 will follow this historical pattern.

      To minimize interest expense, except for our Brazilian subsidiary prior to mid-1999, we attempt to operate on a "zero-cash" basis. This means that we use, and are dependent on, funds available under our revolving credit facility, including continued compliance with the financial covenants under the New Senior Facilities, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. We believe that our cost savings will, over the next one to two years, continue to improve our cash flow from operations for a given level of net sales. Among other things, we are seeking to improve cash flow from operations through improvements in sales and operations planning, cash management (including accounts payable and receivable management), production scheduling and inventory management. Improvements in cash flow from operations resulting from these initiatives are being partially offset by associated cash implementation costs, while they are being implemented.

      Our high leverage and substantial obligations in connection with antitrust investigations, lawsuits and claims could have a material impact on our liquidity. Cash flow from operations services payment of our debt and these obligations, thereby reducing funds available to us for other purposes. Our leverage and these obligations make us more vulnerable to economic downturns or in the event that these obligations (including any fine to be assessed by the antitrust authority of the European Union) are greater or timing of payment is sooner than expected.

      Our ability to service our debt, as it comes due, including maintaining compliance with the covenants under the New Senior Facilities, and to meet these and other obligations as they come due is dependent on our future financial and operating performance. This performance, in turn is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, developments in antitrust investigations, lawsuits and claims involving us and inflation in raw material, energy and other costs. While there is no requirement as to when fines, if any, must be assessed, we believe that it is likely that fines related to the EU Competition Authority will be assessed during 2001.

      We cannot assure you that our cash flow from operations and capital resources will be sufficient to enable us to meet our debt service and other obligations when due. Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the financial covenants under the New Senior Facilities. A failure to so comply, unless waived by the lenders thereunder, would be a default thereunder. This would permit the lenders to accelerate the maturity of substantially all of our debt. It would also permit them to terminate their commitments to extend credit under our revolving credit facility. This would have an immediate material adverse effect on our liquidity. If we were unable to repay our debt to the lenders, the lenders could proceed against the collateral securing the New Senior Facilities and exercise all other rights available to them. In either such case, we could be required to limit or discontinue, temporarily or permanently, certain of our business plans, activities or operations, reduce or delay certain capital expenditures, sell certain of our assets or businesses, restructure or refinance some or all of our debt or incur additional debt, or sell additional common stock or other securities. We cannot assure you that we would be able to obtain any such waiver or take any of such actions on favorable terms or at all.

      We are dependent on our revolving credit facility and continuing compliance with the financial covenants under the New Senior Facilities for liquidity. The New Senior Facilities require us to, among other things, comply with specified minimum interest coverage and maximum leverage ratios. In October 2000, we obtained an amendment to the New Senior Facilities. The amendment, among other things, increased the maximum leverage ratio permitted thereunder through June 30, 2001. Beginning September 30, 2001, the ratios become more restrictive. At December 31, 2000, we were in compliance with those financial covenants.

      While our revolving credit facility provides for maximum borrowings of up to [euro]250 million, our current ability to borrow undeR this facility is effectively substantially less than the maximum due to the impact additional borrowings under this facility would have on our compliance with the maximum leverage ratio permitted under the New Senior Facilities.

      While no assurances can be made, we believe we will comply with the covenants under the New Senior Facilities through 2001. If we subsequently believe that we will not continue to comply with such covenants, we will seek an appropriate waiver or amendment from the lenders thereunder. There can be no assurance that we will be able to obtain such waiver or amendment on acceptable terms or at all.

      We believe that the long-term fundamentals of our business continue to be sound. Accordingly, although we cannot assure you that such will be the case, we believe, based on our expected cash flow from operations, our expected resolution of our remaining obligations in connection with antitrust investigations, lawsuits and claims, and existing capital resources, and taking into account our efforts to reduce costs and working capital needs, improve efficiencies and product quality, generate growth and earnings and maximize funds available to meet our debt service and other obligations, we will be able to manage our working capital and cash flow to permit us to service our debt and meet our obligations as they become due.

      DESCRIPTION OF NEW SENIOR FACILITIES. In February 2000, we completed a debt recapitalization. We obtained the New Senior Facilities and used the net proceeds to repay and terminate the Prior Senior Facilities, to redeem the Subordinated Notes, to repay certain other debt and to pay related expenses. In October 2000, the New Senior Facilities were amended to, among other things, increase the maximum leverage ratio permitted thereunder through June 30, 2001. In connection therewith, we paid an amendment fee of $2 million and increased the maximum margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder by 25 basis points (equivalent to an increase in interest expense of about $2 million on an annualized basis at debt levels prevailing at the time of the debt recapitalization).

      The New Senior Facilities, as amended, consist of:

      o A Tranche A Facility providing for initial term loans of $137 million and of [euro]161 million (equivalent to $158 million at February 22, 2000) to UCAR Finance Inc. ("UCAR FINANCE"), a direct wholly owned special purpose finance subsidiary of UCAR. The Tranche A Facility amortizes in quarterly installments over six years, commencing June 30, 2000, with quarterly installments ranging from about $2 million in 2000 to about $17 million in 2005, with the final installment payable on December 31, 2005. In October 2000 we converted $78 million from dollar-denominated to euro-denominated debt. The principal payments due in 2001 total $23 million.

      o A Tranche B Facility providing for initial term loans of $350 million to UCAR Finance. The Tranche B Facility amortizes over eight years, commencing June 30, 2000, with nominal quarterly installments during the first six years, and quarterly installments of about $41 million in 2006 and 2007, with the final installment payable on December 31, 2007. The principal payments due in 2001 total $4 million.

      o A Revolving Facility providing for revolving and swingline loans to, and the issuance of dollar-denominated letters of credit for the account of, UCAR Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed [euro]250 million. The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt incurred by us that is not incurred under the New Senior Facilities).

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

      o 50% of the net proceeds of the issuance of any UCAR equity securities.

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

      UCAR, UCAR Global and each of UCAR Global's subsidiaries has guaranteed, with certain exceptions, the obligations of UCAR Global's subsidiaries under the intercompany loans, except that our foreign subsidiaries have not guaranteed intercompany loan obligations of our U.S. subsidiaries.

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

      The interest rates, as amended, applicable to the Tranche A and Revolving Facilities are, at our option, either euro LIBOR plus a margin ranging from 1.00% to 2.75% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.00% to 1.75% (depending on our leverage ratio). The interest rate applicable to the Tranche B Facility is, at our option, either euro LIBOR plus a margin ranging from 2.50% to 3.00% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by Morgan Guaranty Trust Company of New York or the federal funds effective rate, plus 0.50%. UCAR Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility.

      We enter into agreements with financial institutions, which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. Use of these agreements is allowed with the New Senior Facilities.

      The New Senior Facilities contain a number of significant covenants that, among other things, restrict our ability to sell assets, incur additional indebtedness, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make dividend payments to UCAR, pay intercompany debt owed to UCAR, engage in transactions with affiliates, or pay dividends or make other restricted payments and that otherwise restrict corporate activities. UCAR Global is, however, permitted to pay dividends to UCAR of up to $15 million for the purpose of making an investment in Graftech and may also distribute the capital stock of Graftech to UCAR. In addition, we are required to comply with specified minimum interest coverage and maximum leverage ratios, which become more restrictive over time, beginning September 30, 2001.

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

      Under the New Senior Facilities, UCAR is permitted to pay dividends on, and repurchase, common stock in an aggregate amount of up to $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000. UCAR Global is, however, also permitted to pay dividends to UCAR of up to $15 million for the purpose of making an investment in Graftech and may also distribute the capital stock of Graftech to UCAR.

      CASH FLOW PROVIDED BY OPERATING ACTIVITIES. Cash flow provided by operations was $94 million in 2000 as compared to cash flow provided by operations of $80 million in 1999. This improvement of $14 million resulted primarily from a lower use of cash flow for working capital of approximately $91 million, offset by lower net income (including non-cash items).

      Working capital was a source of $43 million of cash flow in 2000, an improvement of $91 million from a use of $48 million of cash flow in 1999. The improvement occurred primarily due to a $22 million increase in accounts payable and accruals, a $41 million reduction in payment of fines and net settlements and expense payments in connection with antitrust investigations and related lawsuits and claims, a $16 million reduction in restructuring payments, and the use of $12 million for settlement of the securities class action and stockholder derivative lawsuits in 1999 that was not used in 2000.

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

      CASH FLOW USED IN INVESTING ACTIVITIES. We used $50 million of cash flow in investing activities during 2000, primarily for capital expenditures, as compared to $39 million during 1999. The net increase of $11 million was primarily due to decline in cash proceeds from the sale of assets of $8 million in 2000 as compared to 1999. Capital expenditures decreased to $52 million in 2000 from $56 million in 1999. Capital expenditures in 2000 related primarily to our new flexible graphite manufacturing line, our POWER OF ONE initiative and capital equipment replacement.

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

      CASH FLOW USED IN FINANCING ACTIVITIES. Cash flow used in financing activities was $13 million in 2000 as compared to $80 million in 1999. The change was primarily due to lower borrowings in 2000 as compared to 1999. We made $14 million in net debt repayments in 2000 as compared to $80 million of net borrowings in 1999. This $94 million change was offset by $28 million in costs related to our debt recapitalization in February 2000.

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

ACCOUNTING CHANGES

      In March 2000, the Financial Accounting Standards Board ("FASB"), issued FASB Interpretation No. 44, "Accounting for Certain Transaction involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." Our existing accounting policies conformed to the requirements of FIN 44. Therefore, adoption of FIN 44 did not impact our results of operations, cash flows or financial position.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on recognition, presentation and disclosure of revenues in financial statements. SAB 101, as amended by the SEC, was adopted by us in the 2000 fourth quarter. Adoption of SAB 101 did not impact our results of operations, cash flows or financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

      In September 2000, the FASB issued Statement of Financial Accounting Standard ("SFAS") 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of SFAS 125 which has the same title. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings, and requires certain additional disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We believe that SFAS 140 will not impact our results of operations, cash flows or financial position.

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was later amended by SFAS 137 and SFAS 138. SFAS 133, as amended, requires recognition of the fair value of all derivative instruments, including certain derivative instruments embedded in other contracts (collectively called derivatives), on the balance sheet and establishes new accounting rules for hedging activities.

We were required to adopt SFAS 133, as amended, on January 1, 2001. The adoption did not impact our results of operations, cash flows or financial position.

ASSESSMENT OF THE EURO

      On January 1, 1999, eleven of the member countries of the European Union established fixed conversion rates between their existing currencies (called "LEGACY CURRENCIES") and one common currency called the euro. The euro trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated currency will be issued and legacy currencies will be withdrawn from circulation. Our subsidiaries affected by the euro conversion are establishing plans to address issues raised by the euro currency conversion. We believe that, under current conditions, the conversion of legacy currencies into the euro will not have a materially adverse affect on us.

COSTS RELATING TO PROTECTION OF THE ENVIRONMENT

      We have been and are subject to increasingly stringent environmental protection laws and regulations. In addition, we have an on-going commitment to rigorous internal environmental protection standards. The following table sets forth certain information regarding environmental expenses and capital expenditures.


                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                            1998          1999            2000
                                                                            ----          ----            ----
                                                                                   (Dollars in millions)


Expenses relating to environmental protection.........................        $12           $13             $14
Capital expenditures related to environmental protection..............          8             4               6


ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risks primarily from changes in interest rates and currency exchange rates. To manage our exposure to these changes, we routinely enter into various transactions that have been authorized according to documented policies and procedures. We do not use derivatives for trading purposes or to generate income, and we do not use leveraged derivatives.

      Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to LIBOR or euro LIBOR. We enter into agreements with financial institutions which are intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. During 1997, we purchased interest rate caps on up to $250 million of debt, limiting the floating interest rate factor on this debt to a weighted-average rate of 8.2% for the period commencing February 1998 and continuing through various dates ending February 2001. In February 1999, we purchased interest rate caps on $470 million of debt, limiting the floating interest rate factor on this debt to 5.1% through 1999. At December 31, 2000, we had outstanding interest rate caps of $150 million and [euro]200 million limiting our floating interest rate factor on related debt to a weighted-averagE rate of 7.4% (where the interest on the debt is based on LIBOR) and 5.0% (where the interest on the debt is based on euro LIBOR) through various dates ending February 2002. Fees related to these agreements are charged to interest expense over the term of the agreements.

      Our exposure to changes in currency exchange rates results primarily from:

      o investments in our foreign subsidiaries and in our share of the earnings of those subsidiaries, which are denominated in local currencies;

      o raw material purchases made by our foreign subsidiaries in a currency other than the local currency; and

      o export sales made by our subsidiaries in a currency other than the local currency.

      When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. We held contracts against these risks with an aggregate notional amount of about $233 million at December 31, 1999 and $69 million at December 31, 2000. All of our contracts mature within one year. All of our contracts are marked to market monthly. Unrealized gains and losses on outstanding foreign currency contracts were not material at December 31, 1999 or December 31, 2000.

      We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates on reported earnings at December 31, 2000. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for 2000 by about $14 million. A hypothetical increase in interest rates of 100 basis points across all maturities would increase our interest expense for 2000 by about $7 million.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       PAGE

Independent Auditors' Report....................................        88
Consolidated Balance Sheets.....................................        89
Consolidated Statements of Operations...........................        90
Consolidated Statements of Cash Flows...........................        91
Consolidated Statements of Stockholders' Equity (Deficit).......        92
Notes to Consolidated Financial Statements......................        93

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
UCAR International Inc.:

We have audited the accompanying Consolidated Balance Sheets of UCAR International Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity (Deficit) for each of the years in the three-year period ended December 31, 2000. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of UCAR International Inc. and Subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ KPMG LLP


Nashville, Tennessee
February 15, 2001


                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)

                                                                                                AT DECEMBER 31,

                                                                                            1999              2000
                                                                                            ----              ----
                                        ASSETS
Current assets:
   Cash and cash equivalents.......................................................      $      17        $      47
   Short-term investments..........................................................              3               --
   Notes and accounts receivable...................................................            171              121
   Inventories:
     Raw materials and supplies....................................................             49               41
     Work in process...............................................................            113              103
     Finished goods................................................................             42               31
                                                                                           -------          -------
                                                                                               204              175
   Prepaid expenses and deferred income taxes......................................             25               18
                                                                                           -------          -------
     Total current assets..........................................................            420              361
                                                                                           -------          -------

Property, plant and equipment......................................................          1,071            1,005
Less:  accumulated depreciation....................................................            673              614
                                                                                           -------          -------
     Net fixed assets..............................................................            398              391
                                                                                           -------          -------

Other assets.......................................................................            115              156
                                                                                           -------          -------
     Total assets..................................................................      $     933        $     908
                                                                                           =======          =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable................................................................      $      80        $      99
   Short-term debt.................................................................             --                3
   Payments due within one year on long-term debt..................................             82               27
   Accrued income and other taxes..................................................             39               41
   Other accrued liabilities.......................................................            114               90
                                                                                           -------          -------
     Total current liabilities.....................................................            315              260
                                                                                           -------          -------

Long-term debt.....................................................................            640              705
Other long-term obligations........................................................            224              209
Deferred income taxes..............................................................             33               36
Minority stockholders' equity in consolidated entities.............................             14               14

Stockholders' equity (deficit):
   Preferred stock, par value $.01, 10,000,000 shares authorized, none issued......             --               --
   Common stock, par value $.01, 100,000,000 shares authorized,
     47,440,536 shares issued at December 31, 1999,
     47,491,009 shares issued at December 31, 2000.................................             --               --
   Additional paid-in capital......................................................            523              525
   Accumulated other comprehensive (loss)..........................................           (205)            (241)
   Retained earnings (deficit).....................................................           (525)            (515)
   Less:  cost of common stock held in treasury, 2,338,038  shares at December 31,
     1999, 2,319,482  shares at December 31, 2000..................................            (86)             (85)
                                                                                              -----            -----
     Total stockholders' equity (deficit)..........................................           (293)            (316)
                                                                                              -----            ------
     Total liabilities and stockholders' equity (deficit)..........................      $     933        $     908
                                                                                             =======          =======
                                     See accompanying Notes to Consolidated Financial Statements.





                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                               1998            1999              2000
                                                                               ----            ----              ----

Net sales...............................................................     $  947         $   831          $    776
Cost of sales...........................................................        604             565               560
Cost of sales - write-down of graphite specialties inventory............         --               8                --
                                                                              -----          -------          -------
   Gross profit.........................................................        343             258               216
Research and development................................................          9               9                11
Selling, administrative and other expenses..............................        103              86                86
Restructuring charges (credit)..........................................         86              (6)                6
Impairment loss on long-lived assets ...................................         60              35                 3
Securities class action and stockholder derivative lawsuits.............         --              13                (1)
Other (income) expense, net.............................................          8              (9)               --
                                                                              -----          -------          -------
   Operating profit.....................................................         77             130               111
Interest expense........................................................         73              84                75
                                                                              -----          ------           -------
Income before provision for income taxes, minority interest and
   extraordinary items..................................................          4              46                36
Provision for income taxes..............................................         32               1                10
                                                                              -----          -------          -------
   Income (loss) before minority interest and extraordinary items ......        (28)             45                26
Less:  minority stockholders' share of income...........................          2               3                 3
                                                                              -----          -------          -------
   Income (loss) before extraordinary items.............................        (30)             42                23
Extraordinary items, net of tax.........................................          7              --                13
                                                                              -----          -------          --------
     Net income (loss)..................................................     $  (37)         $   42          $     10
                                                                              =====          ========         ========

Earnings (loss) per common share:

BASIC:
-----
     Income (loss) before extraordinary items...........................     $(0.66)         $ 0.94          $   0.51
     Extraordinary items, net of tax....................................      (0.17)             --             (0.29)
                                                                             ------          ------          --------
       Net income (loss) per share .....................................     $(0.83)         $ 0.94          $   0.22
                                                                             ======          ======          ========
DILUTED:
-------
     Income (loss) before extraordinary items...........................     $(0.66)         $ 0.91          $   0.50
     Extraordinary items, net of tax....................................      (0.17)             --             (0.28)
                                                                             ------          ------          --------
     Net income (loss) per share........................................     $(0.83)         $ 0.91          $   0.22
                                                                             ======          ======          ========

                                   See accompanying Notes to Consolidated Financial Statements.




                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in millions, except per share data)
                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------
                                                                                 1998         1999         2000
                                                                                 ----         ----         ----

Cash flow from operating activities:
   Net income (loss)...................................................       $   (37)       $   42     $    10
   Extraordinary item, net of tax......................................             7            --          13
   Non-cash (credits) charges to net income (loss):
     Depreciation and amortization.....................................            51            45          43
     Deferred income taxes.............................................           (24)          (26)        (25)
     Securities class action and stockholder derivative lawsuits.......            --            13          (1)
     Restructuring charge (credit).....................................            86            (6)          6
     Impairment loss on long-lived assets..............................            60            35           3
     Write-down of graphite specialties inventory......................            --             8          --
     Other non-cash (credits) charges..................................            (3)           26           6
   Working capital*....................................................          (159)          (48)         43
   Long-term assets and liabilities....................................           (10)           (9)         (4)
                                                                                -----          ----       -----
     Net cash provided by (used in) operating activities...............           (29)           80          94
                                                                                -----          ----       -----
Cash flow from investing activities:
   Capital expenditures................................................           (52)          (56)        (52)
   Capital incentive grant.............................................             3            --          --
   Purchase of investment..............................................            --            --          (1)
   Purchases of short-term investments.................................           (28)          (20)         --
   Maturities of short-term investments................................            37            28           2
   Sale of assets......................................................             9             9           1
                                                                                -----             -           -
     Net cash used in investing activities.............................           (31)          (39)        (50)
                                                                                -----           ---       -----
Cash flow from financing activities:
   Short-term debt borrowings, net.....................................           (58)          (18)          3
   Revolving credit facility borrowings, net...........................           (30)           (3)         56
   Long-term debt borrowings...........................................           210            --         661
   Long-term debt reductions...........................................           (52)          (59)       (707)
   Financing costs.....................................................           (12)           --         (28)
   Sale of common stock................................................             4             1           2
   Dividends paid to minority stockholder..............................            --            (1)         --
                                                                                -----           ---       -----
     Net cash provided by (used in) financing activities...............            62           (80)        (13)
                                                                                -----           ---       -----
Net increase (decrease) in cash and cash equivalents...................             2           (39)         31
Effect of exchange rate changes on cash and cash equivalents...........            (2)           (2)         (1)
Cash and cash equivalents at beginning of period.......................            58            58          17
                                                                                -----           ---       -----
Cash and cash equivalents at end of period.............................       $    58        $   17     $    47
                                                                                =====          ====       =====

Supplemental disclosures of cash flow information:
    Net cash paid during the yearfor:

     Interest expense..................................................       $    70        $   76     $    81
     Income taxes......................................................            61            33          13
*  Net change in working capital due to the following components:
   (Increase) decrease in current assets:
     Notes and accounts receivable.....................................       $    49        $   15     $    30
     Inventories.......................................................           (27)           33          18
     Prepaid expenses..................................................            (1)            3           3
   Payments for antitrust investigations and related lawsuits and claims...      (142)          (64)        (23)
   Payments for securities class action and stockholder derivative lawsuits        --           (12)         --
   Restructuring payments..............................................            --           (23)         (7)
   Increase (decrease) in payables and accruals........................           (38)           --          22
                                                                                -----           ---       -----
          Working capital..............................................       $  (159)       $  (48)    $    43
                                                                                 ====           ===       =====

          See accompanying Notes to Consolidated Financial Statements.



                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)

                                                                            ACCUMULATED                                     TOTAL
                                                              ADDITIONAL       OTHER           RETAINED                STOCKHOLDERS'
                                                   COMMON       PAID-IN   COMPREHENSIVE        EARNINGS    TREASURY        EQUITY
                                                    STOCK       CAPITAL         (LOSS)        (DEFICIT)      STOCK        (DEFICIT)
                                                    -----       -------         ------        ---------      -----        ---------

Balance at December 31, 1997...................     $ --         $520           $(130)         $(525)        $ (92)          $(227)

   Comprehensive income (loss):
     Net loss..................................       --           --              --            (37)           --             (37)
   Foreign currency translation adjustments..         --           --             (27)            --            --             (27)
                                                    ----          ---           ------          -----          ----           -----
   Total comprehensive income (loss)...........       --           --             (27)           (37)           --             (64)

   Sale of common stock - stock options........       --            1              --             --            --               1
   Sale of common stock - treasury stock.......       --           --              --             (4)            7               3
                                                    ----          ---           -----          -----         -----           ------
Balance at December 31, 1998...................       --          521            (157)          (566)          (85)           (287)
                                                    ----          ---            ----          -----         -----           ------
   Comprehensive income (loss):
     Net income................................       --           --              --             42            --              42
     Foreign currency translation adjustments..       --           --             (48)            --            --             (48)
                                                    ----          ---           -----          -----          -----           -----
   Total comprehensive income (loss)...........       --           --             (48)            42            --              (6)

   Sale of common stock - treasury stock.......       --           --              --             (1)            1              --
   Acquisition of common stock held in treasury       --            2              --             --            (2)             --
                                                    ----        -----            ----          -----         -----          ------
Balance at December 31, 1999...................       --          523            (205)          (525)          (86)           (293)
                                                    ----          ---            ----           ----          ----          ------
  Comprehensive income (loss):
     Net income................................       --           --              --             10            --              10
     Other comprehensive income:
        Unrealized loss on available-for-sale
          securities........................          --           --              (1)            --            --              (1)
        Foreign currency translation
          adjustments.......................          --           --             (35)            --            --             (35)
                                                    ----         ----          ------          -----          ----            -----
    Total comprehensive income (loss)..........       --           --             (36)            10            --             (26)

    Sale of common stock - stock options.......       --            2              --             --            --               2
    Sale of common stock - treasury stock......       --           --              --             --             1               1
                                                    ----         ----           -----          -----        ------         -------

Balance at December 31, 2000...................    $  --         $525           $(241)         $(515)        $ (85)          $(316)
                                                    ====          ===            ====           ====           ===            ====

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

      We currently operate in two business segments: graphite electrodes; and graphite and carbon products.

      GRAPHITE ELECTRODE BUSINESS SEGMENT. Graphite electrodes, our principal products, are consumed primarily in the production of steel in electric arc furnaces, the steel making technology used by all "mini-mills." Graphite electrodes are also used for refining steel in ladle furnaces and in other smelting processes. Graphite electrodes accounted for about 69% of our net sales in 1998 and 68% in each of 1999 and 2000.

      GRAPHITE AND CARBON PRODUCTS BUSINESS SEGMENT. This segment includes carbon electrodes, graphite and carbon cathodes, flexible graphite, graphite specialties and carbon specialties. Graphite and carbon products accounted for about 31% of our net sales in 1998 and 32% in each of 1999 and 2000. Carbon electrodes are used primarily in the production of silicon metal, which is used in the manufacture of aluminum. Graphite and carbon cathodes are both used as lining for furnaces that smelt aluminum. Flexible graphite is used in gaskets and other sealing applications, primarily for internal combustion engines, pipe flanges and chemical and petrochemical industry process equipment. Our flexible graphite is a natural graphite-based product, while most of our other products are petroleum coke-based products. We are also developing and introducing high quality, highly engineered natural, acid-treated and flexible graphite products and solutions for customers for applications in fuel cells, fire protection in construction and building materials, energy management in devices such as batteries and supercapacitors, and heat management in high temperature industrial furnaces. In addition to the steel and metals industries, we sell other graphite and carbon products to the semiconductor, automotive and aerospace industries.

      IMPORTANT TERMS

      We use the following terms to identify various companies or groups of companies, markets or other matters in the Consolidated Financial Statements.

      "UCAR" refers to UCAR International Inc. only. UCAR is our public parent company and the issuer of the publicly traded common stock covered by the Consolidated Financial Statements.

      "UCAR Global" refers to UCAR Global Enterprises Inc. only. UCAR Global is a direct, wholly-owned subsidiary of UCAR and the direct or indirect holding company for all of our operating subsidiaries. UCAR Global was the issuer of the previously outstanding 12% senior subordinated notes due 2005 (the "Subordinated

Notes") and was the primary borrower under our prior senior secured bank credit facilities (the "Prior Senior Facilities").

      "UCAR Finance" refers to UCAR Finance Inc. only. UCAR Finance is a direct, wholly owned special purpose finance subsidiary of UCAR and the borrower under our new senior secured bank credit facilities (as amended, the "New Senior Facilities").

      "Graftech" refers to Graftech Inc. only. Graftech (formerly known as UCAR Graph-Tech Inc.) is our wholly owned operating subsidiary engaged in the development, manufacture and sale of natural, acid-treated and flexible graphite.

      "Carbone Savoie" refers to Carbone Savoie S.A.S. only. Carbone Savoie is a 70% owned subsidiary engaged, along with one of our wholly owned subsidiaries, in the development, manufacture and sale of graphite and carbon cathodes.

      "Subsidiaries" refer to those companies which, at the relevant time, are or were majority owned or wholly owned directly or indirectly by UCAR or by its predecessors to the extent that those predecessors activities related to the carbon and graphite business. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1998 through December 31, 2000, except for:

     o Our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became wholly owned in order to facilitate the cessation of its manufacturing operations; and

     o    Carbone Savoie, which has been and is 70% owned.

      "We," "us" or "our" refer collectively to UCAR and its subsidiaries and predecessors described above, or if the context so requires, UCAR, UCAR Global or UCAR Finance, individually.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Consolidated Financial Statements present our consolidated financial position, results of operations and cash flows at the dates and for the periods indicated. All significant intercompany transactions have been eliminated in consolidation.

      CASH EQUIVALENTS

      Cash equivalents are considered to be all highly liquid investments that are readily convertible to known amounts of cash and so near to maturity that they present insignificant risk of changes in value because of changes in interest rates.

      SHORT-TERM INVESTMENTS

      Investment securities consisted of government securities and other debt securities. We classify these securities as held-to-maturity and, accordingly, have recorded them at amortized cost that approximates fair value.

      REVENUE RECOGNITION

      Sales of our products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the revenue amount is determinable and collection is reasonably assured.

      INVENTORIES

      Inventories are stated at cost or market, whichever is lower. Cost is determined on the "first-in first-out" ("FIFO") or the "average cost" method (which approximates FIFO).

      FIXED ASSETS AND DEPRECIATION

      Fixed assets are carried at cost. Expenditures for replacements are capitalized and the replaced items are retired. Gains and losses from the sale of property are included in other (income) expense, net.

      Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. We generally use accelerated depreciation methods for tax purposes, where appropriate.

      The carrying value of fixed assets is assessed when factors indicating impairment are present. We determine such impairment by measuring undiscounted future cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

      GOODWILL

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. When circumstances warrant, we assess the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired assets. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows of the acquired assets, at our internal rate of return. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

      DERIVATIVE FINANCIAL INSTRUMENTS

      We do not use derivative financial instruments for trading purposes. They are used to manage well-defined currency exchange rate risks and interest rate risks. We enter into foreign currency instruments to manage exposure to currency exchange rate fluctuations. These foreign currency instruments, which include forward exchange contracts, purchased currency options and currency option collars, attempt to hedge primarily U.S. dollar-denominated debt held by several of the our foreign subsidiaries and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. Currency option collars are financial arrangements for simultaneous purchases and sales of currency options having the same maturity and the same principal amount. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Premiums and discounts on forward exchange contracts are amortized over the life of the contracts. Net premiums on options purchased (or sold under currency collar strategies) are amortized over the life of the options. Forward exchange contracts, purchased currency options and currency option collars are carried at market value. Gains and losses due to the recording of such contracts at fair value are recognized currently as other (income) expense, net.

      We enter into agreements with financial institutions that are intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. Fees related to these interest rate cap agreements (as well as proceeds received under their provisions) are charged (or credited) to interest expense over the term of the agreements.

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

      STOCK-BASED COMPENSATION PLANS

      We account for stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeded the exercise price or if ultimate vesting is subject to performance conditions. The total amount of recorded compensation expense, if any, is based on the number of awards that eventually vest. No compensation expense is recognized for forfeited awards, failure to satisfy a service requirement or failure to satisfy a performance condition. Our accruals of compensation expense for awards subject to performance conditions are based on our assessment of the probability of satisfying the performance conditions.

      RETIREMENT PLAN

      The cost of pension benefits under the our retirement plans is determined by independent actuarial firms using the "projected unit credit" actuarial cost method. Contributions to the U.S. retirement plan are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

      POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

      The estimated cost of future medical and life insurance benefits is determined by independent actuarial firms using the "projected unit credit" actuarial cost method. Such costs are recognized as employees render the service necessary to earn the postretirement benefits. Benefits have been accrued, but not funded.

      POST-EMPLOYMENT BENEFITS

      We accrue post-employment benefits expected to be paid before retirement, principally severance, over employees' active service periods.

      USE OF ESTIMATES

      We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the Consolidated Financial Statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      RECLASSIFICATION

      Certain amounts previously reported have been reclassified to conform to the current year presentation.

      FOREIGN CURRENCY TRANSLATION

      Generally, except for operations in Russia where high inflation has existed, unrealized gains and losses resulting from translation into dollars are accumulated in other comprehensive income on the Consolidated Balance Sheets until such time as the operations are sold or substantially or completely liquidated. Translation gains and losses relating to operations, where high inflation has existed, are included in other (income) expense, net in the Consolidated Statements of Operations. Our Mexican subsidiary began using the dollar as its functional currency during 1999, as its sales and purchases are predominantly dollar-denominated. Prior to August 1, 2000, our Swiss subsidiary used the dollar as its functional currency. Beginning August 1, 2000, our Swiss subsidiary began using the euro as its functional currency because its operations became predominantly euro-dominated.

      NEW ACCOUNTING STANDARDS

      In March 2000, the Financial Accounting Standards Board ("FASB"), issued FASB Interpretation No. 44, "Accounting for Certain Transaction involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." Adoption of FIN 44 did not impact our results of operations, cash flows or financial position.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on recognition, presentation and disclosure of revenues in financial statements. SAB 101, as amended by the SEC, was adopted by us in the 2000 fourth quarter. Our existing accounting policies conformed to the requirements of SAB
101. Therefore, adoption of SAB 101 did not impact our results of operations, cash flows or financial position.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In September 2000, the FASB issued Statement of Financial Accounting Standard ("SFAS") 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of SFAS 125 which has the same title. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings, and requires certain additional disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We believe that SFAS 140 will not impact our results of operations, cash flows or financial position.

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was later amended by SFAS 137 and SFAS 138. SFAS 133, as amended, requires recognition of the fair value of all derivative instruments, including certain derivative instruments embedded in other contracts (collectively called derivatives), on the balance sheet and establishes new accounting rules for hedging activities. We were required to adopt SFAS 133, as amended, on January 1, 2001. The adoption did not impact our results of operations, cash flows or financial position.

(3)     FINANCIAL INSTRUMENTS

      We do not use derivative financial instruments for trading purposes. They are used to manage well-defined currency exchange rate and interest rate risks.

      FOREIGN CURRENCY CONTRACTS

      The amount of foreign exchange contracts used by us to minimize foreign currency exposure was $484 million at December 31, 1998, $233 million at December 31, 1999 and $69 million at December 31, 2000. Contracts hedging U.S. dollar-denominated debt totaled $209 million at December 31, 1998, $129 million at December 31, 1999 and $61 million at December 31, 2000. Of the total foreign exchange contracts outstanding, approximately $142 million (29%) were offsetting at December 31, 1998, approximately $3 million (1%) were offsetting at December 31, 1999 and approximately $9 million (13%) were offsetting at December 31, 2000.

      SALE OF RECEIVABLES

      Certain of our foreign subsidiaries sold receivables of $68 million in 1998, $79 million in 1999 and $152 million in 2000. Receivables sold and remaining on the Consolidated Balance Sheets were $6 million at December 31, 1998, nil at December 31, 1999 and nil at December 31, 2000.

      INTEREST RATE RISK MANAGEMENT

      We periodically enter into agreements with financial institutions which are intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. At December 31, 2000, we had outstanding interest rate caps of $150 million and 200 million limiting our floating interest rate factor on related debt to a weighted-average rate of 7.4% (where the interest on the debt is based on LIBOR) and 5.0% (where the interest on the debt is based on euro LIBOR) through various dates ending February 2002. Fees related to these agreements are charged to interest expense over the term of the agreements.

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

     DEBT--Fair values of debt and related interest rate risk agreements approximate carrying value at December 31 of each of 1998, 1999 and 2000, respectively, except for the Subordinated Notes which are carried at $200 million and had an estimated fair market value of $216 million at December 31, 1998 and $209 million at December 31, 1999 based on quoted market prices.

     FOREIGN CURRENCY CONTRACTS--Foreign currency contracts are carried at market value. The market value of the contracts was approximately $1 million at both December 31, 1999 and December 31, 2000.

(4)     SEGMENT REPORTING

      We have two reportable operating segments: graphite electrodes; and graphite and carbon products. The graphite electrode segment produces and markets graphite electrodes to electric arc furnace and ladle furnace steel makers. The graphite and carbon products segment produces and markets carbon electrodes, flexible graphite, cathodes and graphite and carbon specialties. These reportable segments are managed separately because of the different products and markets they serve.

      The accounting policies of the reportable segments are the same as those described in Note 2. We evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers are not material.

      The following tables summarize financial information concerning our reportable segments. The line item entitled "Other" includes corporate related items.

                                                                         FOR THE YEAR ENDED DECEMBER 31,

                                                             1998              1999              2000
                                                             ----              ----              ----
                                                                        (Dollars in millions)
Net sales to external customers:

  Graphite electrodes.............................          $    652      $      562            $    526
  Graphite and carbon products....................               295             269                 250
                                                              ------          ------              ------
     Consolidated net sales.......................          $    947      $      831            $    776
                                                              ======          ======              ======

Gross profit:
  Graphite electrodes.............................          $    247      $      196            $    151
  Graphite and carbon products....................                96              62                  65
                                                              ------          ------              ------
     Consolidated gross profit....................          $    343      $      258            $    216
                                                              ======          ======              ======

Depreciation and amortization:
  Graphite electrodes.............................          $     36      $       31            $     33
  Graphite and carbon products....................                11              12                  10
  Other...........................................                 4               2            $     --
                                                              ------          ------             -------
     Consolidated depreciation and
      amortization...............................          $     51      $       45            $     43
                                                              ======          ======             =======

      We do not report assets by business segment. Assets are managed based on geographic location because both business segments share certain facilities. The following tables summarize information as to our operations in different geographic areas:

                                                                    FOR THE YEAR ENDED DECEMBER 31,

                                                                 1998              1999            2000
                                                                 ----              ----            ----
                                                                         (Dollars in millions)
Net sales (a):
     U.S.............................................          $    321       $       267         $    240
     Canada..........................................                56                50               34
     Mexico..........................................                65                49               43
     Brazil..........................................                57                48               46
     France..........................................               148               148              142
     Italy...........................................                47                42               39
     Switzerland ....................................               107               106              104
     South Africa....................................                59                61               59
     Other countries.................................                87                60               69
                                                                 ------           -------           ------

       Total.........................................          $    947       $       831         $    776
                                                                 ======           =======           ======

(a)    Net sales are based on location of seller.

                                                                            AT DECEMBER 31,

                                                                  1998              1999             2000
                                                                  ----              ----             ----
                                                                        (Dollars in millions)
Long-lived assets (b):
     U.S.............................................          $    166          $    126         $    115
     Mexico..........................................                28                34               38
     Brazil..........................................                61                42               37
     France..........................................                97                95               93
     Italy...........................................                43                35               31
     South Africa....................................                62                56               43
     Switzerland.....................................                 2                 5               23
     Other countries.................................                24                17               20
                                                                 ------            ------           ------

       Total.........................................          $    483          $    410         $    400
                                                                 ======            ======           ======


(b) Long-lived assets represent net fixed assets and goodwill, net of accumulated amortization.

(5)     LONG-TERM DEBT AND LIQUIDITY

      The following table presents our long-term debt:

                                                                            AT DECEMBER 31,
                                                                     1999                      2000
                                                                      ----                      ----
                                                                           (Dollars in millions)
New Senior Facilities:
     Tranche A Euro Facility....................................   $      --               $     239
     Tranche A USD Facility.....................................          --                      54
     Tranche B USD Facility.....................................          --                     346
      Revolving Facility........................................          --                      88
                                                                    --------                --------
          Total New Senior Facilities...........................   $      --                $    727
                                                                    ========                ========
 Prior Senior Facilities:
     Tranche A Facility.........................................  $      158                 $    --
     Tranche B Facility.........................................         118                      --
     Tranche C Facility.........................................         209                      --
     Revolving Facility.........................................          32                      --
                                                                     --------                -------
       Total Prior Senior Facilities............................  $      517                $     --
                                                                     ========                =======
Switzerland mortgage and other European debt....................          --                       5
Subordinated Notes..............................................  $      200                $     --
Italian lire loans and obligations..............................           1                      --
Deutsche mark loans.............................................           4                      --
                                                                    --------          --     -------
     Subtotal...................................................         722                     732
Less:  payments due within one year.............................          82                      27
                                                                    ---------                -------
       Total....................................................   $     640               $     705
                                                                    =========                =======

      On February 22, 2000, we completed a debt recapitalization. We obtained the New Senior Facilities and used the net proceeds to repay and terminate the Prior Senior Facilities, to redeem the Subordinated Notes at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, to repay certain other debt and to pay related expenses. In October 2000, the New Senior Facilities were amended to, among other things, increase the maximum leverage ratio permitted thereunder through June 30, 2001. In connection therewith, we paid an amendment fee of $2 million and increased the maximum margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder by 25 basis points.

      The New Senior Facilities, as amended, consist of:

     o A Tranche A Facility providing for initial term loans of $137 million and of [euro]161 million (equivalent to $158 million at February 22, 2000) to UCAR Finance. The Tranche A Facility amortizes in quarterly installments over six years, commencing June 30, 2000, with quarterly installments ranging from about $2 million in 2000 to about $17 million in 2005, with the final installment payable on December 1, 2005. In October we converted $78 million from dollar-denominated to euro-denominated debt. The principal payments due in 2001 total $23 million.

     o A Tranche B Facility providing for initial term loans of $350 million to UCAR Finance. The Tranche B Facility amortizes over eight years, commencing June 30, 2000, with nominal quarterly installments during the first six years, and quarterly installments of $41 million in 2006 and 2007, with the final installment payable on December 31, 2007. The principal payments due in 2001 total $4 million.

     o A Revolving Facility providing for revolving and swingline loans to, and the issuance of dollar-denominated letters of credit for the account of, UCAR Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed
           [euro]250 million. The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt incurred by us that is not incurred under the New Senior Facilities).

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

     o    50% of the net proceeds of the issuance of any UCAR equity securities.

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

      UCAR, UCAR Global and each of UCAR Global's subsidiaries has guaranteed, with certain exceptions, the obligations of UCAR Global's subsidiaries under the intercompany loans, except that our foreign subsidiaries have not guaranteed intercompany loan obligations of our U.S. subsidiaries.

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

      The interest rates, as amended, applicable to the Tranche A and Revolving Facilities are, at our option, either euro LIBOR plus a margin ranging from 1.00% to 2.75% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.00% to 1.75% (depending on our leverage ratio). The interest rate applicable to the Tranche B Facility is, at our option, either euro LIBOR plus a margin ranging from 2.50% to 3.00% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by Morgan Guaranty Trust Company of New York or the federal funds effective rate, plus 0.50%. UCAR Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. At December 31, 2000, the interest rates on outstanding debt under the New Senior Facilities was: Tranche A euro Facility, 7.7%; Tranche A dollar Facility, 9.3%; Tranche B Facility, 9.6%; and Revolving Facility, 9.4%. The weighted average interest rate on the New Senior Facilities was 9.1% during 2000.

      We enter into agreements with financial institutions which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. Use of these agreements is allowed under the New Senior Facilities.

      The New Senior Facilities contain a number of significant covenants that, among other things, restrict our ability to sell assets, incur additional indebtedness, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make dividend payments to UCAR, pay intercompany debt owed to UCAR, engage in transactions with affiliates, or pay dividends or make other restricted payments and that otherwise restrict corporate activities. UCAR Global is, however, permitted to pay dividends to UCAR of up to $15 million for the purpose of making an investment in Graftech and may also distribute the capital stock of Graftech to UCAR. In addition, we are required to comply with specified minimum interest coverage and maximum leverage ratios, which become more restrictive over time, beginning September 30, 2001.

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

      Under the New Senior Facilities, UCAR is permitted to pay dividends on, and repurchase, common stock in an aggregate amount of up to $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000. UCAR Global is, however, also permitted to pay dividends to UCAR of up to $15 million for the purpose of making an investment in Graftech and may also distribute the capital stock of Graftech to UCAR. Payments due in the aggregate on the Tranche A and B Facilities are $65 million in 2002 and 2003; $76 million in 2004 and 2005; and $165 million in 2006 and 2007.

      We are highly leveraged and, as discussed in Note 14, have substantial obligations in connection with antitrust investigations, lawsuits and claims. We had total debt of $735 million and a stockholders' deficit of $316 million at December 31, 2000. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent operating results.

      We use, and are dependent on, funds available under our revolving credit facility, including continued compliance with the financial covenants under the New Senior Facilities, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity.

      Our high leverage and substantial obligations in connection with antitrust investigations, lawsuits and claims could have a material impact on our liquidity. Cash flow from operations services payment of our debt and these obligations, thereby reducing funds available to us for other purposes. Our leverage and these obligations make us more vulnerable to economic downturns or in the event that these obligations (including any fine to be assessed by the antitrust authority of the European Union) are greater or timing of payment is sooner than expected.

      Our ability to service our debt, as it comes due, including maintaining compliance with the covenants under the New Senior Facilities, and to meet these and other obligations as they come due is dependent on our future financial and operating performance. This performance, in turn is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, developments in antitrust investigations, lawsuits and claims involving us and inflation in raw material, energy and other costs. While there is no requirement as to when fines, if any, must be assessed, we believe that it is likely that fines related to the EU Competition Authority will be assessed during 2001.

      Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the financial covenants under the New Senior Facilities. A failure to so comply, unless waived by the lenders thereunder, would be a default thereunder. This would permit the lenders to accelerate the maturity of substantially all of our debt. It would also permit them to terminate their commitments to extend credit under our revolving credit facility. This would have an immediate material adverse effect on our liquidity. If we were unable to repay our debt to the lenders, the lenders could proceed against the collateral securing the New Senior Facilities and exercise all other rights available to them.

      The New Senior Facilities require us to, among other things, comply with specified minimum interest coverage and maximum leverage ratios. In October 2000, we obtained an amendment to the New Senior Facilities. The amendment, among other things, increased the maximum leverage ratio permitted thereunder through June 30, 2001. Beginning September 30, 2001, the ratios become more restrictive. At December 31, 2000, we were in compliance with those financial covenants.

      While our revolving credit facility provides for maximum borrowings of up to [euro]250 million, our current ability to borrow under this facility is effectively substantially less than the maximum due to the impact additional borrowings under this facility would have on our compliance with the maximum leverage ratio permitted under the New Senior Facilities.

      While no assurances can be made, we believe we will comply with the covenants under the New Senior Facilities through 2001. If we subsequently believe that we will not continue to comply with such covenants, we will seek an appropriate waiver or amendment from the lenders thereunder. There can be no assurance that we will be able to obtain such waiver or amendment on acceptable terms or at all.

      PRIOR SENIOR FACILITIES

      The Prior Senior Facilities consisted of:

     o A Tranche A Facility in the initial amount of $270 million consisted of: (i) a Tranche A Letter of Credit Facility providing for the initial issuance of up to $225 million (including reserves for interest rate and, if applicable, currency exchange rate fluctuations) of U.S. dollar-denominated letters of credit for the purpose of supporting U.S. dollar-denominated or foreign-currency denominated loans to certain foreign subsidiaries under facilities arranged with local lending institutions; (ii) a Tranche A Term Loan Facility provided for initial term loans of $45 million to UCAR Global; and
          (iii) a Tranche A Reimbursement Loan Facility to reimburse drawings under those letters of credit or refinance those local facilities. The Tranche A Facility amortized in quarterly installments over four years, commencing March 31, 1998, with installments ranging from $50 million in 1998 to $85 million in 2001, with the final installment payable on December 31, 2001.

     o A Tranche B Facility provided for initial term loans of $120 million to UCAR Global. The Tranche B Facility amortized over five years, commencing March 31, 1998, with nominal quarterly installments during the first four years, and quarterly installments aggregating $116 million in 2002, with the final installment payable on December 31, 2002.

     o A Tranche C Facility provided for initial term loans of $125 million to UCAR Global and $85 million to our Swiss subsidiary. The Tranche C Facility was added in 1998. The Tranche C Facility amortized over five years, commencing March 31, 1999, with nominal quarterly installments during the first four years, and quarterly installments aggregating $206 million in 2003, with the final installment payable on December 31, 2003.

     o A Revolving Facility provided for revolving and swingline loans to, and the issuance of U.S. dollar-denominated letters of credit for the account of UCAR Global and certain other U.S. subsidiaries in an aggregate principal and stated amount at any time not to exceed $250 million. The Revolving Facility was scheduled to terminate on December 31, 2001. As a condition to each borrowing under the Revolving Facility, we were required to represent, among other things, that the sum of payments and reserves relating to specified litigation liabilities had not and was not reasonably expected to exceed $400 million.

      The weighted-average interest rate on the Prior Senior Facilities was 7.08% during 1998 and 9.65% during 1999.

      SUBORDINATED NOTES

      UCAR Global redeemed $200 million aggregate principal amount of Subordinated Notes in whole as part of our debt recapitalization on February 22, 2000 at a redemption price of 104.5% of the principal amount plus accrued and unpaid interest. Interest on the Subordinated Notes was payable semiannually at the rate of 12% per annum. The Subordinated Notes were to mature on January 15, 2005.

      EXTRAORDINARY ITEMS

      In February 2000, we recorded an extraordinary charge of $21 million ($13 million after tax) related to our debt recapitalization. The extraordinary charge includes $5 million of bank and third party fees and expenses, $9 million of redemption premium on the Subordinated Notes, and write off of $7 million of deferred debt issuance costs.

      In November 1998, we recorded a charge of $11 million ($7 million after tax) related to the refinancing of the Prior Senior Facilities. The extraordinary charge represents $8 million of fees paid to amend the Prior Senior Facilities and the write-off of $3 million of deferred debt issuance costs.

      OTHER

      Our weighted-average interest rate on short-term borrowings outstanding was 9.5% at December 31, 1999 and 9.4% at December 31, 2000.

      In the 2000 third quarter, pursuant to our debt recapitalization in February 2000, our Italian subsidiary entered into a $15 million long term debt arrangement with a third party lender. We also placed on deposit with the third party lender funds in the same amounts, which secure repayment of the debt. Since we have the legal right to set off the deposited funds against the debt, and the intent to do so, such amounts have been netted and are not reflected separately in the Consolidated Balance Sheets.

(6)     INCOME TAXES

      The following table summarizes the U.S. and non-U.S. components of income
(loss) before provision for income taxes, minority interest and extraordinary items:

                                           FOR THE YEAR ENDED
                                              DECEMBER 31,

                                 1998             1999             2000
                                 ----             ----             ----
                                         (Dollars in millions)
U.S..........................  $  (39)          $  (84)          $  (69)
Non-U.S......................      43              130              105
                                 ----             ----             ----
                              $     4           $   46           $   36
                               ======            =====            =====

      Total income taxes were allocated as follows:

                                         FOR THE YEAR ENDED
                                            DECEMBER 31,

                               1998             1999             2000
                               ----             ----             ----
                                       (Dollars in millions)
Income from operations...... $    32           $     1         $    10
Extraordinary items.........      (4)                --             (8)
                                -------           -------         ------
                             $    28           $     1         $     2
                                =======           =======         ======

      Income tax expense attributable to income from operations consists of:

                                1998             1999             2000
                                ----             ----             ----
                                         (Dollars in millions)
U.S. federal income taxes:
     Current..............   $   10           $    (8)         $     8
     Deferred.............       (4)              (23)             (23)
                               -----             -----             ----
                             $    6            $  (31)          $  (15)
                               =====              ====             ====
Non-U.S. income taxes
     Current.............    $   46            $   35           $   27
     Deferred............       (20)               (3)              (2)
                                ----             ------           -----
                              $   26            $   32           $   25
                                ====             ======           =====

      We have an income tax exemption from the Brazilian government on income generated from graphite electrode and cathode production through 2006 and 2005, respectively. The exemption reduced the net expense associated with income taxes by $5 million in each of 1998 and 1999 and $2 million in 2000.

      In 1998, we obtained an income tax exemption from the Swiss government. The exemption reduced the net expense associated with income taxes by $13 million in 1998, $9 million in 1999 and $8 million in 2000.

      Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from operations as a result of the following:

                                                                                         FOR THE YEAR ENDED
                                                                                            DECEMBER 31,

                                                                                   1998        1999         2000
                                                                                   ----        ----         ----
                                                                                       (Dollars in millions)
Tax at statutory U.S. federal rate..........................................       $   2       $  16      $  13
Nondeductible (deductible) portion of estimated liabilities and expenses
   associated with antitrust investigations and related lawsuits and claims..        (18)         --         --
Nondeductible portion of impairment losses...................................         19          --         --
Nondeductible imputed interest associated with antitrust fines...............          2           2          1
Other taxes related to restructuring charges.................................          9          --         --
U.S. operating loss..........................................................        (32)         32         --
Impact of dividend of foreign earnings ......................................          8          --         22
Foreign operating losses with no benefit provided............................          9          (9)        --
Non U.S. tax exemptions and holidays.........................................        (18)        (14)       (10)
Adjustments to deferred tax asset valuation allowance........................         55         (17)       (20)
Other........................................................................         (4)         (9)         4
                                                                                   -----        ----      -----
                                                                                  $   32       $   1      $  10
                                                                                   =====        ====       ====

      The significant components of deferred income tax expense attributable to income from operations are as follows:

                                                                             FOR THE YEAR ENDED
                                                                               DECEMBER 31,

                                                                   1998             1999             2000
                                                                   ----             ----             ----
                                                                           (Dollars in millions)
Deferred tax expense (exclusive of the effects
   of changes in the valuation allowance
   described below.....................................         $   (79)      $      (9)          $   (5)
Increase (decrease) in beginning of the year
   balance of the valuation allowance for
   deferred tax assets..................................              55             (17)              (20)
                                                                   -----           -----             -----
                                                                 $   (24)      $     (26)          $   (25)
                                                                   =====           =====             =====

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 2000 are as follows:


                                                                                        AT DECEMBER 31,
                                                                                   1999               2000
                                                                                   ----               ----
                                                                                (Dollars in millions)
Deferred tax assets:
     Fixed assets.......................................................        $     11           $     9
     Estimated liabilities and expenses associated with antitrust
       investigations and related lawsuits and claims...................              10                 3
     Postretirement and other employee benefits.........................              56                55
     Foreign tax credit and other carryforwards.........................              62                53
     Provision for scheduled plant closings and other
       restructurings...................................................              12                11
      Other.............................................................              31                27
                                                                                   -----              ----
       Total gross deferred tax assets..................................             182               158
       Less:  valuation allowance.......................................             (41)              (21)
                                                                                   -----               ---
         Deferred tax assets                                                    $    141            $  137
                                                                                     ===               ===
Deferred tax liabilities:
     Fixed assets......................................................         $     64           $    55
     Inventory.........................................................               11                 8
     Other.............................................................                7                 4
                                                                                   -----              ----
       Total gross deferred tax liabilities............................              82                 67
                                                                                   ----               ----
         Net deferred tax asset........................................         $     59           $    70
                                                                                   =====              ====

      Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction. Net deferred income tax assets are included in prepaid expenses in the amount of $17 million at December 31, 1999 and $14 million at December 31, 2000 and in other assets in the amount of $81 million at December 31, 1999 and $97 million at December 31, 2000. Net deferred tax liabilities are also included in accrued income and other taxes in the amount of $6 million at December 31, 1999 and $5 million at December 31, 2000 and separately stated as deferred income taxes in the amount of $33 million at December 31, 1999 and $36 million at December 31, 2000. During the 2000 fourth quarter, we entered into an intercompany sale leaseback transaction, which allowed for utilization of foreign tax credits. This transaction resulted in a tax effect of the book gain of $22 million being classified as a deferred charge, which is included in other assets.

      The net change in the total valuation allowance for 2000 was a decrease of $20 million. The change results from our assessment of the increased likelihood of our ability for using the deferred tax assets associated with certain U.S. foreign tax credit carryforwards based on a re-assessment in 2000 of our U.S. tax profile and associated tax planning strategies.

      We have total excess foreign tax credit carryforwards of $42 million at December 31, 2000. Of these tax credit carryforwards, $13 million expire in 2003, $25 million expire in 2004 and $4 million expire in 2005. On a recomputed basis, we used foreign tax credits to reduce U.S. current tax liabilities in the amount of $34 million in 1998, nil in 1999 and $61 million in 2000. Based upon the level of historical taxable income and projections for future taxable income over the periods during which these credits are utilizable, we believe it is more likely than not we will realize the benefits of these deferred tax assets net of the existing valuation allowances at December 31, 2000. Specifically, it is our intention to pursue tax planning strategies, repatriation strategies and one time events in order to utilize our excess foreign tax credits prior to their expiration.

      U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest these undistributed earnings indefinitely. To the extent that our circumstances change or future earnings are repatriated, we will provide for income tax on the earnings of the effected foreign subsidiaries. We believe that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

(7)     OTHER (INCOME) EXPENSE, NET

      The following table presents an analysis of other (income) expense, net:

                                                                                   FOR THE YEAR ENDED
                                                                                      DECEMBER 31,

                                                                         1998             1999             2000
                                                                         ----             ----             ----
                                                                                 (Dollars in millions)
Interest income...............................................         $   (14)          $    (8)        $    (6)
Currency (gains) losses.......................................              (2)               (2)             (4)
Bank fees.....................................................               3                 3               3
Amortization of goodwill......................................               1                 1               2
(Gain) loss on sale of assets.................................               2                (3)              2
Insurance related gains.......................................              --                --              (5)
Power of One initiative consulting fees.......................              --                --               4
Graftech initial public offering expenses.....................              --                --               2
Global integration project consulting fees....................               9                (1)             --
Former parent company lawsuit legal expenses..................              --                --               3
Other.........................................................               9                 1              (1)
                                                                         -----             -----           -----
Total other (income) expense, net.............................         $     8           $    (9)        $    --
                                                                         =====             =====           =====

(8)     INTEREST EXPENSE

      The following table presents an analysis of interest expense:

                                                                                   FOR THE YEAR ENDED
                                                                                      DECEMBER 31,

                                                                         1998              1999             2000
                                                                         ----              ----             ----
                                                                                 (Dollars in millions)
Interest incurred on debt.....................................         $    66           $    77           $    69
Amortization of debt issuance costs...........................               2                 2                 2
Interest imputed on antitrust fine............................               5                 5                 4
                                                                         -----             -----             -----
     Total interest expense...................................         $    73           $    84           $    75
                                                                         =====             =====             =====

(9)     SUPPLEMENTARY BALANCE SHEET DETAIL

                                                                                    AT DECEMBER 31,
                                                                                1999              2000
                                                                                ----              ----
                                                                                 (Dollars in millions)
Notes and accounts receivable:
     Trade.............................................................      $      139       $      105
     Other.............................................................              37               20
                                                                                -------          -------
                                                                                    176              125
     Allowance for doubtful accounts...................................              (5)              (4)
                                                                                -------          -------
                                                                             $      171       $      121
                                                                                =======          =======
Property, plant and equipment:
     Land and improvements.............................................      $       47       $       41
     Buildings.........................................................             170              170
     Machinery and equipment and other.................................             803              757
     Construction in progress..........................................              51               37
                                                                                -------          -------
                                                                             $    1,071       $    1,005
                                                                                =======          =======
Other assets:
     Goodwill (net)....................................................      $       12       $        9
     Deferred income taxes.............................................              81               97
     Benefits protection trust.........................................               2                2
     Long-term receivables.............................................               8                5
      Deferred charge related to sale leaseback........................              --               22
      Capitalized bank fees............................................               7               13
      Other.............................................................              5                8
                                                                                -------          -------
                                                                             $      115       $      156
                                                                                =======          =======
Accounts payable:
     Trade.............................................................      $       67       $       92
     Other.............................................................              13                7
                                                                                -------          -------
                                                                             $       80       $       99
                                                                                =======          =======
Other accrued liabilities:
     Accrued accounts payable..........................................      $       14       $       13
     Payrolls..........................................................               5                4
     Restructuring.....................................................              28               26
     Employee compensation and benefits................................              30               14
     Liabilities and expenses associated with antitrust investigations and
         related lawsuits and claims...................................              27               24
     Other.............................................................              10                9
                                                                                -------          -------
                                                                             $      114       $       90
                                                                                =======          =======
    Other long-term obligations:
         Postretirement benefits...........................................     $    82       $       83
         Employee severance costs..........................................           5                4
         Pension and related benefits......................................          14               20
         Liabilities and expenses associated with antitrust investigations
              and related lawsuits and claims..............................         104               83
         Other.............................................................          19               19
                                                                                -------          -------
                                                                                $   224        $     209
                                                                                =======          =======

      The following table presents an analysis of the allowance for doubtful accounts:

                                                       AT DECEMBER 31,
                                                   1999              2000
                                                   ----              ----
                                                    (Dollars in millions)
Balance at beginning of year.................   $       5         $      5
Additions....................................           1                1
Deductions...................................          (1)              (2)
                                                   ------            -----
Balance at end of year.......................   $       5         $      4
                                                   ======            =====
(10)    LEASES

      Lease commitments under noncancelable operating leases extending for one year or more will require the following future payments:

                                           (Dollars in millions)

      2001.....................................   $4
      2002.....................................    3
      2003.....................................    3
      2004.....................................    2
      2005.....................................    2
      After 2005...............................    1

      Total lease and rental expenses under noncancelable operating leases extending one month or more were $5 million in each of 1998 and 1999 and $4 million in 2000.

(11)    BENEFIT PLANS

      RETIREMENT PLANS AND POSTRETIREMENT BENEFIT PLANS

      Until February 25, 1991, we participated in the U.S. retirement plan of Union Carbide Corporation ("Union Carbide"). Effective February 26, 1991, we formed our own U.S. retirement plan which covers substantially all U.S. employees. Retirement and death benefits related to employee service through February 25, 1991 are covered by the Union Carbide plan. Benefits paid by the Union Carbide plan are based on final average pay through February 25, 1991, plus salary increases (not to exceed 6% per year) until January 26, 1995 when Union Carbide ceased to own at least 50% of the equity of UCAR. All our employees who retired prior to February 25, 1991 are covered under the Union Carbide plan. Pension benefits under our plan are based primarily on years of service and compensation levels prior to retirement. Net pension cost for our plan was $7 million in 1998, $6 million in 1999 and $7 million in 2000.

      Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves. Net pension costs for plans of foreign subsidiaries amounted to $7 million in 1998 (which includes a $7 million curtailment loss for the Canadian pension plan recorded in conjunction with the Company's restructuring charge), $2 million in 1999 and nil in 2000.

      The components of our consolidated net pension costs are as follows:

                                           FOR THE YEAR ENDED DECEMBER 31,
                                         1998           1999            2000
                                         ----           ----            ----
                                                   (Dollars in millions)
Service cost...........................$    8       $       7      $       7
Interest cost..........................    13              14             15
Expected return on assets..............   (14)            (14)           (15)
Amortization ..........................    (1)              1              -
Settlement (gain) loss.................     1              (1)             -
Curtailment loss.......................     7               1              -
                                        -----           -----          -----
     Net pension cost..................$   14       $       8      $       7
                                        =====           =====          =====

      We also provide health care and life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies and health care providers. We accrue the estimated net postretirement benefit costs during the employees' credited service periods. The components of our consolidated net postretirement benefit costs are as follows:

                                             FOR THE YEAR ENDED DECEMBER 31,
                                           1998           1999            2000
                                           ----           ----            ----
                                                  (Dollars in millions)
Service cost..........................$       3       $       2      $       2
Interest cost.........................        5               6              6
Amortization of prior service cost....       (3)             (2)            (1)
                                          -----           -----          -----
  Net postretirement benefit cost.....$       5       $       6      $       7
                                          =====           =====          =====

      The reconciliation of beginning and ending balances of benefit obligations under, and fair value of assets of, all of our pension and postretirement benefit plans, and the funded status of the plans, are as follows:

                                                                   PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                                                    AT DECEMBER 31,               AT DECEMBER 31,
                                                                 1999          2000           1999            2000
                                                                  ----          ----           ----            ----
                                                                                 (Dollars in millions)
Changes in benefit obligation:
   Net benefit obligation at beginning of year..........      $       199   $       195    $        84    $        75
   Service cost.........................................                7             7              2              2
   Interest cost........................................               14            15              5              6
   Plan amendments......................................                1            --             (5)            --
   Foreign currency exchange rate changes...............               (3)           (7)            --             (1)
   Actuarial (gain) loss................................               (6)            7             (5)             7
   Curtailment..........................................               --            (1)            --             --
   Settlement...........................................               (8)           (1)            --             --
   Gross benefits paid..................................               (9)          (10)            (6)            (6)
                                                                  -------       -------        -------        -------
       Net benefit obligation at end of year............      $       195   $       205    $        75    $        83
                                                                  =======       =======        =======        =======

Changes in plan assets:
   Fair value of plan assets at beginning of year.......      $       174   $       191    $        --    $        --
   Actual return on plan assets.........................               27            --             --             --
   Foreign currency exchange rate changes...............               (2)           (8)            --             --
   Employer contributions...............................                9             7              6              5
   Participants contributions...........................               --            --             --              1
   Settlement...........................................               (8)           (1)            --             --
   Gross benefits paid..................................               (9)          (10)            (6)            (6)
                                                                  -------       -------        -------        -------
       Fair value of plan assets at end of year.........      $       191   $       179    $        --    $        --
                                                                  =======       =======        =======        =======

Reconciliation of funded status:
   Funded status at end of year........................     $         (4)  $       (27)    $       (75)  $       (83)
   Unrecognized net transition obligation
     (asset)...........................................               (6)           (4)             --            --
   Unrecognized prior service cost.....................                1             1              (4)           (3)
   Unrecognized net actuarial (gain) loss..............              (18)            3              (3)            3
                                                                --------       -------         --------      -------
       Net amount recognized at end of year............     $        (27)  $       (27)    $       (82)  $       (83)
                                                                ========       =======         =======       =======

      Assumptions used to determine net pension costs, pension projected benefit obligation, net postretirement benefit costs and postretirement benefits projected benefit obligation are as follows:

                                                                 PENSION BENEFITS          POSTRETIREMENT BENEFITS
                                                                 AT DECEMBER 31,               AT DECEMBER 31,

                                                               1999          2000           1999           2000
                                                               ----          ----           ----           ----

Weighted average assumptions as of measurement date:
   Discount rate.......................................        7.67%         7.44%         8.06%           7.69%
   Expected return on plan assets .....................        8.45%         8.59%           N/A             --
   Rate of compensation increase.......................        5.16%         3.93%         5.25%           4.01%
   Health care cost trend on covered charges:

         Initial.......................................          N/A           N/A           8.13%         8.04%
         Ultimate......................................          N/A           N/A           5.76%         5.80%
         Years to ultimate.............................          N/A           N/A              6             6

      Assumed health care cost trend rates have a significant effect on the amounts reported for net postretirement benefits. A one-percentage-point change in the health care cost trend rate would change the accumulated postretirement benefits net benefit obligation by approximately $5 million at December 31, 1999 and December 31, 2000 and change net postretirement benefit costs by approximately $1 million for both 1999 and 2000.

      OTHER NON-QUALIFIED PLANS

      Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation programs for certain eligible employees. We established benefits protection trusts (the "Trust") to partially provide for the benefits of employees participating in these plans. At both December 31, 1999, and 2000, the Trust had assets of approximately $2 million, which are included in other assets on the Consolidated Balance Sheets.

      SAVINGS PLAN

      Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. Participating employees can contribute 1.0% to 7.5% of employee compensation as basic contributions and an additional 0.5% to 10.0% of employee compensation as supplemental contributions. For 1999 and 2000, we contributed on behalf of each participating employee an amount equal to 50% of the employee's basic contribution. We contributed $2 million in each of 1998, 1999 and 2000.

      INCENTIVE PLANS

      In 1998, we implemented a global profit sharing plan for our worldwide employees. This plan is based on our global financial performance. The cost for this plan was $10 million in 1998, nil in 1999 and $2 million in 2000.

(12)    RESTRUCTURING PLAN

      In 2000 fourth quarter, we recorded a charge of $4 million in connection with a corporate restructuring, mainly for severance and related benefits associated with a workforce reduction of 85 people. The functional areas affected include finance, accounting, sales, marketing and administration.

      In 2000 first quarter, we recorded a restructuring charge of $6 million in connection with a restructuring of our graphite specialties business. Key elements of the restructuring included elimination of certain product lines and rationalization of operations to reduce costs and improve profitability of remaining product lines. This rationalization included discontinuing certain manufacturing processes at one of our facilities in the U.S. that will be performed at our other facilities in the future. The charge included severance costs for 65 employees, costs for demolition of selected buildings, and related environmental costs. During 2000, we paid $0.9 million in severance costs. Based on subsequent developments in the 2000 third quarter, we decided not to demolish those buildings. Therefore, we reversed $4 million of the charge that related to demolition and related environmental costs.

      In September 1998, we recorded a restructuring charge of $86 million in connection with a global restructuring and rationalization plan. The principal actions of the plan involved the closure of manufacturing operations at our facilities in Canada and Germany and the centralization and consolidation of administrative and financial functions. These actions eliminated 371 administrative and manufacturing positions. The $86 million charge consisted of a write-off of $29 million of assets and a reserve of $57 million.

      During 1999, it was determined that plant closure activities were estimated to result in lower cash costs than originally anticipated. These savings represent lower net anticipated demolition costs resulting primarily from the outsourcing of a majority of the planned demolition at our Canadian plant and, to a lesser extent, lower severance related costs. These developments resulted in a net reduction of the restructuring cost estimate of $6 million in the 1999 third quarter.

      Our German plant ceased production activities in 1998. Our Canadian plant ceased production activities in April 1999. In addition, the relocation of our corporate headquarters to Nashville, Tennessee was completed during 1999.

      The following table summarizes activity relating to the accrued expense in connection with the restructuring charges.

                                                 SEVERANCE AND         PLANT SHUTDOWN        POST MONITORING
                                                 RELATED COSTS       AND RELATED COSTS      AND RELATED COSTS       TOTAL
                                                -----------------    -------------------    ------------------    -----------
                                                                           (DOLLARS IN MILLIONS)

Restructuring charges in 1998............             $  30              $  18                      $  9            $  57
Payments in 1999.........................               (16)                (3)                       (4)             (23)
Change in estimate and impact of currency
    rate charges in 1999.................                (1)                (5)                        -               (6)
                                                       ----                                          ---
Balance at December 31, 1999.............                13                 10                         5               28
                                                        ---                ---                       ---              ---
Restructuring charge in 2000.............                 6                  3                         1               10
Payments in 2000.........................                (5)                (1)                       (1)              (7)
Change in estimate and impact of currency
    rate changes in 2000.................                (1)                (3)                       (1)              (5)
                                                       ----                ---                        --             ----
Balance at December 31, 2000.............             $  13              $   9                      $  4            $  26
                                                        ===                ===                        ==              ===

      The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

(13)    MANAGEMENT COMPENSATION AND INCENTIVE PLANS

      STOCK OPTIONS

      We have adopted several stock option plans. The aggregate number of shares reserved under the plans since their initial adoption was 9,500,000 at December 31, 1999 and 11,000,000 at December 31, 2000. The plans permit options to be granted to employees and, in the case of one plan since March 1998, also to non-employee directors.

      In 1995, we granted 12-year options to management to purchase 4,761,000 shares at an exercise price of $7.60 per share, of which options for 3,967,400 shares vested fully at the time of our initial public offering, and the balance were performance options, one half of which were to vest in each of 1998 and 1999 on achievement of designated EBITDA targets. In December 1997, UCAR's Board of Directors accelerated the vesting of the 1998 performance options. We did not achieve the 1999 performance targets and, accordingly, the outstanding 1999 performance options were cancelled.

      In 1996, we granted 10-year options to mid-management to purchase 960,000 shares at an exercise price of $35.00 per share, and granted additional 10-year options to mid-management to purchase 4,000 shares at an exercise price of $40.44 per share. In 1997, we granted 10-year options to mid-management to purchase 61,500 shares at an exercise price of $39.31 per share. The options vest eight years from the grant date. Accelerated vesting occurs if the market price of the common stock equals or exceeds specified amounts. At December 31, 2000, 458,350 of such options were fully vested.

      In 1997, we granted fully vested 10-year options to management to purchase 155,000 shares at an exercise price of $37.59 per share. At December 31, 2000 all of these options were fully vested.

      In 1998, we granted 10-year options to management to purchase shares as follows:

     o Options for 641,000 shares were granted to certain officers and directors at exercise prices ranging from $29.22 to $34.36 per share. Options for 320,000 shares vest one year from the grant date, options for 221,000 shares vest two years from the grant date and options for 100,000 shares vest three years from the grant date. At December 31, 2000, 541,000 of such options were fully vested.

     o Options for 1,935,000 shares were granted to certain officers and management at exercise prices ranging from $15.50 to $17.06 per share. Options for 17,000 shares vested on the grant date, options for 628,000 shares vest after one year from the grant date, and all remaining options vest seven years from the grant date, subject to accelerated vesting if the market price for the common stock equals or exceeds specified amounts. At December 31, 2000, 1,861,396 of such options were fully vested.

      In 1999, we granted options to management to purchase shares as follows:

     o Options for 409,000 shares were issued to certain officers, management and directors at exercise prices ranging from $14.13 to $25.81 per share. Options for 45,359 shares vested on the grant date, options for 274,101 shares vest one year from the grant date, and all remaining options vest seven years from the grant date, subject to accelerated vesting if the market price for the common stock equals or exceeds specified amounts. At December 31, 2000, 316,195 of such options were fully vested.

      In 2000, we granted options to management to purchase shares as follows:

     o Options for 2,615,511 shares were issued to certain officers and management at exercise prices ranging from $8.56 to $17.31 per share. Options for 2,070,100 shares vest two years from the grant date, options for 200,000 shares vest five years from the grant date, 175,901 shares vest one year from the grant date, options for 12,200 vested at the grant date, and all remaining options vest seven years from the grant date, subject to accelerated vesting if the market price for the common stock equals or exceeds specified amounts. At December 31, 2000, 12,200 of such options were fully vested.

      In 1998, we adopted stock purchase programs under which management may purchase shares at fair market value on the date of purchase. Management purchased stock were 201,373 shares in 1998, 26,804 shares in 1999 and 18,556 shares in 2000.

      We apply APB 25 in accounting for our stock-based compensation expense plans. Accordingly, no compensation expense has been recognized for our time vesting options. If compensation expense for our stock-based compensation plans was determined by the fair value method prescribed by SFAS 123, our net income
(loss) and net income (loss) per share would have been reduced or increased to the pro forma amounts indicated below:

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,

                                              1998         1999         2000
                                              ----         ----         ----
                                          (Dollars in millions,
                                                      except per share data)
Net income (loss):
     As reported.......................... $   (37)      $   42        $10
     Pro forma............................     (41)          40          9

Diluted net income (loss) per share:
     As reported .........................   (0.83)        0.91       0.22
     Pro forma............................  $(0.91)       $0.87      $0.20

      A summary of the status of our stock-based compensation plans at the dates and for the period indicated is presented below:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                   1998                        1999                        2000
                                         -------------------------   --------------------------   -----------------------
                                                        WEIGHTED-                   WEIGHTED-               WEIGHTED-
                                                         AVERAGE                     AVERAGE                 AVERAGE
                                                        EXERCISE                    EXERCISE                EXERCISE
                                           SHARES        PRICE       SHARES          PRICE        SHARES     PRICE
                                           ------        ------      ------          ------       ------      ------
                                                                      (Shares in thousands)

Time vesting options:
   Outstanding at beginning of
     Year...............................    3,324        $16.98       5,826        $18.48          5,277       $20.15
   Granted at market price..............    1,884         17.06         410         19.91          2,615         9.53
   Granted at price exceeding
     Market.............................      621         32.37          --         --                --        --
   Granted at price below market........       51         15.50          --         --                --        --
   Exercised............................      (10)         7.60         (16)        13.85            (16)       13.81
   Forfeited/canceled...................      (44)        32.84        (943)        10.19            (34)       32.37
                                           ------                     -----                       ------
     Outstanding at end of year.........    5,826         18.48       5,277         20.15          7,842        16.55
                                            =====                     =====                        =====

   Options exercisable at year
     End................................    2,841         13.76       4,176         15.32          4,710        18.65
   Weighted-average fair value of
     Options granted during year:

     At market..........................                  $8.53                    $11.64                       $5.97
     Exceeding market...................                  12.49                     --                          --
     Below market.......................                   7.99                     --                          --
Performance vesting options:
   Outstanding at beginning of
     Year...............................    1,174      $  7.60          938       $  7.60           546        $  7.60
   Granted..............................       --           --           --            --            --             --
   Exercised............................      (45)        7.60           (3)         7.60           (22)          7.60
   Forfeited/canceled...................     (191)        7.60         (389)         7.60          (123)          7.60
                                           ------                      ----                        ----
     Outstanding at end of year.........      938         7.60          546          7.60           401           7.60
                                           ======                       ===                         ===
   Options exercisable at year
     end................................      566      $  7.60          428       $  7.60           401        $  7.60

      The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1999 and 2000, respectively: dividend yield of

0.0% for all years; expected volatility of 35% in 1998, 45% in 1999 and 50% in 2000; risk-free interest rates of 4.9% in 1998, 5.4% in 1999 and 5.5% in 2000; and expected lives of 7 years in 1998 and 8 years in 1999 and 2000.

      The following table summarizes information about stock options outstanding at December 31, 2000:

                                                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                                        WEIGHTED-
                                                         AVERAGE            WEIGHTED-                       WEIGHTED-
                                                        REMAINING            AVERAGE                         AVERAGE
            RANGE OF                   NUMBER          CONTRACTUAL          EXERCISE       NUMBER           EXERCISE
         EXERCISE PRICES             OUTSTANDING         LIFE                PRICES        EXERCISABLE        PRICES
         ---------------             -----------      ------------           -------       -----------       -------
                                                                   (Shares in thousands)
      Time vesting options:
              $7.60                     3,530            8 years              $  8.19          1,378         $   7.61
         $14.13 to $18.69               2,579            8 years                16.54          2,122            17.06
         $22.06 to $29.22                 157            8 years                25.45             67            26.25
         $30.59 to $40.44               1,576            6 years                34.42          1,143            34.46
                                        -----                                                 ------
                                        7,842            8 years               $16.55          4,710           $18.65
                                        =====                                                  =====
   Performance vesting options:
              $7.60                       401            6 years              $  7.60            401          $  7.60
                                       ======                                                 ======

      OTHER

      In 1998, we entered into a five-year employment agreement with our current president, chief executive officer and chairman of the board.

      In 1998, we adopted a loan program under which management borrowed approximately $3 million in 1998 and less than $1 million in 1999 and 2000.

      In 1998, we adopted stock purchase programs under which management may purchase shares at fair market value on the date of purchase. Management purchased 201,373 shares in 1998, 26,804 shares in 1999 and 18,556 shares in 2000.

(14)    CONTINGENCIES

      ANTITRUST INVESTIGATIONS

      In June 1997, we were served with subpoenas to produce documents to a grand jury convened by the U.S. Department of Justice (the "DOJ") and a related search warrant in connection with a criminal investigation as to whether there had been any violation of U.S. federal antitrust law by producers of graphite electrodes. Concurrently, the antitrust enforcement authority of the European Union (the "EU Competition Authority") visited the offices of one of our French subsidiaries for purposes of gathering information in connection with an investigation as to whether there had been any violation of the antitrust law of the European Community by those producers. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses.

      In April 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the U.S. resulting in agreements to fix prices and allocate market shares in the U.S. and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. In addition, in April 1998, pursuant to the plea agreement, UCAR pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The plea agreement was approved by the court and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to 1998. The payments due in 1998, 1999 and 2000 were timely made. At our request, each of the remaining three payments has been deferred by one year.

      In the 2000 first quarter, pursuant to a plea agreement with the DOJ, our former chief executive officer and chief operating officer, both of whom retired and resigned from all positions with us in March 1998, pled guilty to one count charges of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and were sentenced to terms of incarceration and payment of fines. In January 2000, a former director, export sales Europe, was indicted by the DOJ on similar charges. We do not intend to reimburse those officers for their fines or that director, export sales Europe, for any costs or fines he may incur as a result of such indictment.

      In January 2000, Mitsubishi Corporation, one of our former parents, was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes. Mitsubishi entered a plea of not guilty. In February 2001, a jury found Mitsubishi guilty of the charge. Mitsubishi has indicated that it intends to appeal.

      In April 1998, we became aware that the Canadian Competition Bureau (the "Competition Bureau") had commenced a criminal investigation as to whether there had been any violation of Canadian antitrust law by producers of graphite electrodes. In March 1999, pursuant to a plea agreement between our Canadian subsidiary and the Competition Bureau, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. The relevant Canadian court approved the plea agreement and, as a result, under the plea agreement we will not be subject to prosecution by the Competition Bureau with respect to any other violations of Canadian antitrust law occurring prior to the date of the plea agreement. The fine was timely paid.

      In June 1998, we became aware that the Japanese antitrust enforcement authority had commenced an investigation as to whether there had been any violation of Japanese antitrust law of producers and distributors of graphite electrodes. We have no facilities or employees in Japan. We believe that, among other things, we have good defenses to any claim that we are subject to the jurisdiction of the Japanese antitrust authority. In March 1999, the Japanese antitrust authority issued a warning letter to the four Japanese graphite electrode producers. While the Japanese antitrust authority did not issue a similar warning to us, the warning letter issued to the Japanese producers did reference us as a member of an alleged cartel.

      In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violations of Korean antitrust law by producers and distributors of graphite electrodes. We have no facilities in Korea. We have received requests for information from the Korean antitrust authority.

      In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. The statement does not set forth any proposed fines or the impact which cooperation by us or other producers would have on their respective fines, if any. The maximum fine for such a violation is ten percent of a company's revenue during the year preceding the year in which the fine is assessed. We believe that we have provided substantial cooperation to the EU Competition Authority and are, therefore, entitled to a reduction in the amount of any fine which would otherwise be assessed. While there is no requirement as to when fines, if any, must be assessed, we believe that it is likely that fines will be assessed during 2001. Any such assessment would be subject to appeal before the Court of First Instance in Luxembourg, although the fine or collateral security therefor would be payable about three months after such assessment.

      We continue to cooperate with the DOJ and the Competition Bureau in their continuing investigations of other producers and distributors of graphite electrodes. We are also cooperating with the EU Competition Authority and the Korean antitrust authorities in their continuing investigations. In connection therewith, we have produced and are producing documents and witnesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated by authorities in other jurisdictions.

      The guilty pleas make it more difficult for us to defend against other investigations as well as civil lawsuits and claims. We have been vigorously protecting, and intend to continue to vigorously protect, our interests in connection with the investigations described above. We may, however, at any time settle any possible unresolved charges.

      ANTITRUST LAWSUITS

      In 1997, we and other producers of graphite electrodes were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint (the "antitrust class action lawsuit"). In the consolidated complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. In August 1998, a class of plaintiffs consisting of all persons who purchased graphite electrodes in the U.S. (the "class") directly from the defendants during the period from July 1, 1992 through June 30, 1997 (the "class period") was certified.

      In 1998 and 1999, we and other producers of graphite electrodes were served by steelmakers in the U.S. and Canada with complaints and petitions commencing nine separate civil antitrust lawsuits in various courts (the "other initial lawsuits"). In the complaints and petitions, the plaintiffs allege that the defendants violated U.S. federal, Texas and Canadian antitrust laws and Canadian conspiracy law in connection with the sale of graphite electrodes.

      In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits (the "foreign customer lawsuits"). The first complaint was filed by about 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint was filed by about 4 steelmakers, all of whom are located outside the U.S. The third complaint was filed by a steelmaker who is located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We have filed motions to dismiss the first and second complaints.

      In 1999 and 2000, we were served with three complaints commencing three civil antitrust lawsuits (the "carbon electrode lawsuits"). In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. The guilty pleas described above do not relate to carbon electrodes.

      We understand that certain customers in other countries who purchased graphite electrodes, carbon electrodes or other products from us have threatened to commence antitrust lawsuits against us in the U.S. or in other jurisdictions with respect to the subject matter of the investigations and lawsuits described above.

      Through the date hereof, except as described in the next paragraph, we have settled all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible antitrust claims by certain other customers who negotiated directly with us. The settlements cover virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The settlement of the antitrust class action also covers the actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. Through December 31, 2000, all fines and settlement payments due under the agreements and settlements, an aggregate of $233 million, net, have been timely paid. Likewise, all fines and settlements due thereunder from January 1, 2001 through the date hereof have been timely paid. We have paid $11 million in imputed interest related to the DOJ fine to date. As of December 31, 2000, the aggregate amount of fines and settlement payments remaining due under the agreements and settlements is approximately $62 million.

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

      1997 ANTITRUST EARNINGS CHARGE

      We recorded a pre-tax charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million reserve is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as the continuing investigations and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $340 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at December 31, 2000, such amount continues to represent our estimate of these liabilities and expenses. In the aggregate, the fines and settlements described above and related expenses, net, are within the amounts we used to evaluate the $340 million charge.

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

      Under the settlements, a total of $40.5 million was contributed to escrow accounts for the benefit of former and current stockholders who are members of the class of plaintiffs for whom the securities class action was brought as well as for plaintiffs' attorney's fees. We contributed $11.0 million and the insurers under our directors and officers' insurance policies at the time the lawsuits were filed contributed the balance of $29.5 million. In addition, a new outside director, acceptable to both UCAR and the Florida State Board of Administration, the eighth largest state employees' pension fund, was added to UCAR's Board of Directors. We expected to incur about $2.0 million of unreimbursed expenses related to the lawsuits. These expenses, together with the

$11.0 million, were recorded as a charge to operations of $13.0 million in the 1999 third quarter. In the 2000 second quarter, we reversed $1 million of this charge because actual expenses were lower than expected.

      LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS

      In February 2000, we commenced a lawsuit against our former parents, Mitsubishi and Union Carbide. The other defendants include two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in January 1995, one of whom was a member of UCAR's Board of Directors and the Board of Directors of Union Carbide at February 23, 2000. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with the recapitalization were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in us and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. The defendants have filed motions to dismiss this lawsuit and motions to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit through trial.

      OTHER PROCEEDINGS AGAINST US

      We are involved in various other investigations, lawsuits, claims and other legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on us.

(15)    EARNINGS PER SHARE

      Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, adopted in 1997, using the following share data:

                                                                      1998               1999              2000
                                                                      ----               ----              ----

Weighted-average common sharesoutstanding for basic calculation
                                                                     44,971,598         45,114,278        45,224,204
Add:  Effect of stock options.............................                   --          1,388,874           589,208
                                                                     ----------         ----------        ----------
Weighted-average common shares outstanding, adjusted for
diluted calculation.......................................
                                                                     44,971,598         46,503,152        45,813,412
                                                                     ==========         ==========        ==========

      No outstanding options were considered in the 1998 calculation of weighted-average common shares outstanding for the diluted calculation as they were not dilutive due to net losses in the respective periods. The calculation of weighted average common shares outstanding for the diluted calculation excludes options for 1,898,657 shares in 1999 and 3,669,498 shares in 2000 because they were not dilutive due to the fact that the exercise prices were greater than the weighted average market price of the common stock.

(16)    STOCKHOLDER RIGHTS PLAN

      Effective August 7, 1998, we adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, one preferred stock purchase right (a "Right") was distributed as a dividend on each outstanding share of common stock. Each share of common stock issued after the distribution is accompanied by a Right.

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

      We are entitled to redeem the Rights for one cent per Right under certain circumstances. If not redeemed, the Rights will expire on August 7, 2008. For stockholders who owned more than 15% of the outstanding shares of common stock on August 7, 1998, the thresholds described above are 22.5% (and not 15%) of the outstanding shares of common stock.

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

(17)    IMPAIRMENT LOSSES

      During August 1998, the Russian economic and business climate experienced significant adverse change. This change, when considered in conjunction with the current and historical operating and cash flow losses of our manufacturing operations in Vyazma, Russia, indicated the need for assessing the recoverability of the long-lived and intangible assets of these operations. We estimated future undiscounted cash flows expected to result from the use of the related assets and concluded they were less than the carrying amount of these assets. Accordingly, we recorded an impairment loss of $60 million for the unrecoverable portion of these assets, effectively writing down the carrying value of these assets to their estimated fair value of $2 million. The impairment loss affected the graphite electrode business segment and consisted of $55 million of long-lived assets and $5 million of goodwill.

      During late 1999, our graphite specialties business experienced significant adverse changes in performance due to a decline in demand and prices for graphite specialties. In addition, performance adversely changed due to delays in bringing new or improved products to markets. This change indicated the need for assessing the recoverability of the long-lived assets of this business. These assets are located primarily at the our plant in Clarksburg, West Virginia. We estimated the future undiscounted cash flows expected to result from the use of these assets and concluded they were below the respective carrying amounts. Accordingly, we recorded an impairment loss of $35 million for the unrecoverable portion of these assets, effectively writing down the carrying value of the fixed assets to their estimated fair value of $6 million. Additionally, an inventory write-down of $8 million was recorded to reduce their carrying amount to the lower of cost or market. The impairment loss and inventory write-down affected the graphite and carbon products segment.

      In 2000 third quarter, we recorded an impairment charge of $3 million in connection with the re-sourcing of our U.S. cathode production to our facilities in Brazil and France and the reduction of graphite electrode production capability to accommodate such increased cathode production in Brazil and France. This was a non-cash charge related to the write off of certain fixed assets located at one of our facilities in the U.S.

      The fair value of the long-lived assets was calculated on the basis of discounted estimated future cash flows. Estimates of the discounted future cash flows are subject to significant uncertainties and assumptions. Accordingly, actual values could vary significantly from such estimates.

(18)    PUBLIC OFFERING OF COMMON STOCK OF GRAFTECH INC.

      In July 2000, Graftech filed a registration statement on Form S-1 with the SEC related to a proposed initial public offering of its common stock. A portion of the common stock to be sold was expected to consist of outstanding shares to be sold by one of our other subsidiaries. Costs associated with the offering, including underwriting discounts, legal, accounting, printing and filing fees and incremental business realignment and separation costs, were expected to be paid from the gross proceeds of the offering. We postponed the initial public offering due to market conditions and, as a result, we recorded a charge of $2 million for cost incurred in connection with this offering in 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEMS 10 TO 13 (INCLUSIVE)

      The information required by Items 10, 11, 12 and 13 will appear in the UCAR International Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2001, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10.

EXECUTIVE OFFICERS AND DIRECTORS

      The following table sets forth information with respect to our current executive officers and directors.

                 NAME                     AGE*                              POSITION

EXECUTIVE OFFICERS

Gilbert E. Playford....................    53     Chairman of the Board, Chief Executive Officer
                                                  and President
Petrus J. Barnard......................    51     Executive Vice President, Global Electrode Supply
                                                  Chain
W. David Cate..........................    54     Executive Vice President, Strategic Alliances and
                                                  Business Development
Corrado F. De Gasperis.................    35     Vice President and Chief Information Officer
Scott Mason............................    41     Executive Vice President, Advanced Energy
                                                  Technology Division
Karen G. Narwold.......................    41     Vice President, General Counsel and Secretary
Craig S. Shular........................    48     Executive Vice President, Electrode Sales and
                                                  Marketing and Chief Financial Officer

DIRECTORS

R. Eugene Cartledge....................    71     Director
Mary B. Cranston.......................    53     Director
Alec Flamm.............................    74     Director
John R. Hall...........................    68     Director
Thomas Marshall........................    72     Director
Michael C. Nahl........................    58     Director

--------------------
* As of March 1, 2001

     EXECUTIVE OFFICERS.

      GILBERT E. PLAYFORD became President and Chief Executive Officer in June 1998 and Chairman of the Board in September 1999. From January 1996 until June 1998, Mr. Playford was President, Chief Executive Officer and a director of LionOre Mining International Ltd. Mr. Playford served in various positions, including most recently Vice President, Treasurer and Principal Financial Officer, of Union Carbide from 1972 until 1996. He is a director of LionOre Mining International Ltd.

      PETRUS J. BARNARD became Executive Vice President, Global Electrode Supply Chain in February 2000. Mr. Barnard joined our South African subsidiary in 1972. He subsequently held various management positions in our South African subsidiary and in the Carbon Products Division of Union Carbide in the U.S. He became Director of Operations for Europe and South Africa in 1994, General Manager of the Graphite Electrode Business for Europe and South Africa in 1995, Vice President, Electrodes for the Americas in 1997 and Director, Electrodes for the Americas in 1998.

      W. DAVID CATE became Executive Vice President, Strategic Alliances and Business Development in February 2000. Mr. Cate joined Union Carbide in 1969 and held various manufacturing and management positions in the Carbon Products Division. He became General Manager for Graphite Specialties and Flexible Graphite in 1991, General Manager for North America in 1994, Vice President, Electrodes for Europe and South Africa, in 1997 and Director, Pipeline Management in 1998.

      CORRADO F. DE GASPERIS became Vice President and Chief Information Officer in February 2000. He served as Controller from June 1998 to February 2000. From 1987 through June 1998, he was with KPMG LLP, most recently as a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice. KPMG had announced his admittance into their partnership effective July 1, 1998.

      SCOTT C. MASON became Executive Vice President for the Advanced Energy Technology Division in February 2001. He served as Chief Financial Officer and Vice President of Graftech from April 2000 to February 2001. Prior to joining us, Mr. Mason was Vice President-Supply Chain Logistics for Union Carbide. From 1996 to 1999, Mr. Mason served as Director of Operations and then as Business Director for the Unipol Polymers Business of Union Carbide. Mr. Mason served from 1981 to 1996 in various financial, sales and marketing, operations and mergers and acquisition management positions at Union Carbide. He began his career in 1981 in the Chemicals and Plastics Division of Union Carbide.

      KAREN G. NARWOLD became Vice President, General Counsel and Secretary in September 1999. She joined our Law Department in July 1990 and served as Assistant General Counsel from January 1997 to September 1998 and Deputy General Counsel from September 1998 to September 1999. She was an associate with Cummings & Lockwood from 1986 to 1990.

      CRAIG S. SHULAR became Vice President and Chief Financial Officer in January 1999 and Executive Vice President, Electrode Sales and Marketing in February 2000. From 1976 through 1998, he held various finance and auditing positions in various divisions of Union Carbide, including the Carbon Products Division from 1976 to 1979.

      DIRECTORS.

      R. EUGENE CARTLEDGE became a director in February 1996. From 1986 until his retirement in 1994, he was the Chairman of the Board and Chief Executive Officer of Union Camp Corporation. Mr. Cartledge retired as Chairman of the Board of Savannah Foods & Industries Inc. in December 1997. He is a director of Chase Industries, Inc., Sun Company, Inc. and Delta Air Lines, Inc. Mr. Cartledge is a member of the Organization, Compensation and Pension Committee of UCAR's Board of Directors.

      MARY B. CRANSTON became a director in January 2000. She is a partner and has served since 1999 as Chairperson of Pillsbury Winthrop LLP, an international law firm based in San Francisco, California. Ms. Cranston has been practicing complex litigation, including antitrust, telecommunications and securities litigation, with Pillsbury Winthrop LLP since 1975. She is a director of the San Francisco Chamber of Commerce and the Bay Area Council, and a trustee of the San Francisco Ballet and Stanford University. Ms. Cranston is a member of the Audit and Finance Committee and the Nominating Committee of UCAR's Board of Directors.

      ALEC FLAMM became a director in April 1998. From January 1982 to August 1985, Mr. Flamm served as President and Chief Operating Officer of Union Carbide. Mr. Flamm joined Union Carbide in 1949 and held various marketing and management positions. He retired as a Vice Chairman and a director of Union Carbide in March 1986. Mr. Flamm served Union Carbide as Vice Chairman from August 1985 and as a director from 1981. Mr. Flamm is Chairman of the Audit and Finance Committee and a member of the Nominating Committee of UCAR's Board of Directors. Mr. Flamm has notified UCAR's Board of Directors that he will resign as a director effective April 1, 2001.

      JOHN R. HALL became a director in November 1995. Since July 1997, he has been the non-employee Chairman of Arch Coal, Inc. He retired as Chairman effective January 31, 1997 and as Chief Executive Officer effective October 1, 1996 of Ashland Inc., positions which he had held since 1981. Mr. Hall served in various engineering and managerial capacities at Ashland Inc. since 1957. Mr. Hall is a director of Banc One Corporation, Canada Life Assurance Company, CSX Corporation, Humana Inc., Reynolds Metals Company, Arch Coal Inc. and USEC Inc. Mr. Hall is Chairman of the Organization, Compensation and Pension Committee of UCAR's Board of Directors.

      THOMAS MARSHALL became a director in June 1998. He retired in 1995 as Chairman of the Board and Chief Executive Officer of Aristech Chemical Corporation, a spinoff of USX Corporation, which positions he had held since 1986. Mr. Marshall had previously served as President of the U.S. Diversified Group, a unit covering 18 divisions and subsidiaries including Manufacturing, Fabricating and Chemicals, of USX Corporation. Mr. Marshall serves on the Board of the National Flag Foundation. He is a trustee of the University of Pittsburgh and Chairman of the Thomas Marshall Foundation. Mr. Marshall is a member of the Organization, Compensation and Pension Committee of UCAR's Board of Directors.

      MICHAEL C. NAHL became a director in January 1999. He is Senior Vice President and Chief Financial Officer of Albany International Corp. He joined Albany International Corp. as Group Vice President, Corporate and was appointed to his present position in 1983. He is a member of the Chase Manhattan Corporation Northeast Regional Advisory Board. Mr. Nahl is Chairman of the Nominating Committee and a member of the Audit and Finance Committee of UCAR's Board of Directors.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)   Financial Statements

               See Index to Consolidated Financial Statements at page 87 of this Report.

         (2)   Financial Statement Schedules

               None.

      (b)      Reports on Form 8-K

               No Reports on Form 8-K were filed during the fourth quarter of fiscal 2000.

      (c)      Exhibits

               The exhibits listed in the following table have been filed as part of this Report.

Exhibit

NUMBER   DESCRIPTION OF EXHIBIT

2.1(1)       - Recapitalization and Stock Purchase and Sale Agreement dated a of November 14, 1994 among Union Carbide Corporation, Mitsubishi Corporation, UCAR International Inc. and UCAR International Acquisition Inc. and Guaranty made by Blackstone Capital Partners II Merchant Banking Fund L.P. and Blackstone Offshore Capital Partners II L.P.
2.2(2)       - Amended and Restated Stockholders' Agreement dated as of
               February 29, 1996 among Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P., Blackstone Family Investment Partnership II L.P., Chase Equity Associates and UCAR International Inc.
2.3          - [omitted]
2.4          - [omitted]
2.5          - [omitted]
2.6          - [omitted]
2.7          - [omitted]
2.8          - [omitted]
2.9          - [omitted]
2.10         - [omitted]
2.11         - [omitted]
2.12         - [omitted]
2.13         - [omitted]
2.14         - [omitted]
2.15(1)      - Exchange Agreement dated as of December 15, 1993 by and among
               Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., Mitsubishi Corporation and UCAR International Inc.
2.16(1)      - Stock Purchase and Sale Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide Corporation and UCAR Carbon Company Inc.

2.17(1)      - Letter Agreement dated January 26, 1995 with respect to
               termination of the Stockholders' Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide Corporation and UCAR Carbon Company Inc.
2.18(1)      - Settlement Agreement dated as of November 30, 1993 among
               Mitsubishi Corporation, Union Carbide Corporation and UCAR Carbon Company Inc.
2.19(1)      - Transfer Agreement dated January 1, 1989 between Union Carbide
               Corporation and UCAR Carbon Company Inc.
2.20(1)      - Amendment No. 1 to such Transfer Agreement dated December 31,
               1989.
2.21(1)      - Amendment No. 2 to such Transfer Agreement dated July 2, 1990.
2.22(1)      - Amendment No. 3 to such Transfer Agreement dated as of
               February 25, 1991.
2.23(1)      - Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., Union Carbide Industrial Gases Inc., UCAR Carbon Company Inc. and Union Carbide Coatings Service Corporation.
2.24(1)      - Environmental Management Services and Liabilities Allocation
               Agreement dated as of January 1, 1990 among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Industrial Gases Inc. and Union Carbide Coatings Service Corporation.
2.25(1)      - Amendment No. 1 to such Environmental Management Services and
               Liabilities Allocation Agreement dated as of June 4, 1992.
2.26         - [omitted]
2.27         - [omitted]
2.28(4)      - Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide Corporation and UCAR Carbon Technology Corporation.
2.29(1)      - Employee Benefit Services and Liabilities Agreement dated
               January 1, 1990 between Union Carbide Corporation and UCAR Carbon Company Inc.
2.30(1)      - Amendment to such Employee Benefit Services and Liabilities
               Agreement dated January 15, 1991.
2.31(1)      - Supplemental Agreement to such Employee Benefit Services and
               Liabilities Agreement dated February 25, 1991.
2.32(1)      - Letter Agreement dated December 31, 1990 among Union Carbide
               Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Grafito, Inc. and Union Carbide Corporation.
2.33         - [omitted]
2.34(6)      - Share Sale Agreement between Samancor Limited and UCAR Carbon
               Company Inc. dated April 21, 1997.
3.1(3)       - Amended and Restated Certificate of Incorporation of UCAR
               International Inc.
3.1(a)(9)    - Certificate of Designations of Series A Junior Participating
               Preferred Stock.
3.2(3)       - Amended and Restated By-Laws of UCAR International Inc.
3.2(a)(9)    - Amendment to By-Laws of UCAR International Inc.

4.1          - [omitted]
4.2          - [omitted]
4.3(9)       - Rights Agreement dated as of August 7, 1998 between UCAR
               International Inc. and The Bank of New York, as Rights Agent.
10.1(11)     - Credit Agreement dated as of February 22, 2000 among UCAR
               International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc., the LC Subsidiaries from time to time party hereto, the Lenders from time to time party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent.
10.2(11)     - Guarantee Agreement dated as of February 22, 2000 made by UCAR
               International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc. and each Domestic Subsidiary party thereto in favor of Morgan Guaranty Trust Company of New York, as Collateral Agent for the Secured Parties.
10.3(11)     - Security Agreement dated as of February 22, 2000 made by UCAR
               International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc. and the subsidiaries of UCAR from time to time party thereto, in favor of Morgan Guaranty Trust Company of New York, as Collateral Agent for the Secured Parties.
10.4(11)     - Indemnity, Subrogation And Contribution Agreement dated as of
               February 22, 2000 among UCAR International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc., each of the Domestic Subsidiaries party thereto and Morgan Guaranty Trust Company of New York, as Collateral Agent for the Secured Parties.
10.5(11)     - Pledge Agreement dated as of February 22, 2000 by UCAR
               International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc. and the direct and indirect subsidiaries of UCAR that are signatories thereto in favor of Morgan Guaranty Trust Company of New York, as Collateral Agent for the Secured Parties.
10.6(11)     - Intellectual Property Security Agreement dated as of
               February 22, 2000 made by UCAR International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc. and the subsidiaries of UCAR from time to time party thereto in favor of Morgan Guaranty Trust Company of New York, as Collateral Agent for the Secured Parties.
10.7(12)     - First Amendment dated as of October 11, 2000 to the Credit
               Agreement dated as of February 22, 2000 among UCAR International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc., the LC subsidiaries from time to time a party thereto, the Lenders a party thereto and Morgan Guaranty Trust of New York, an Administrative Agent, Collateral Agent and Issuing Bank.
10.8         - [omitted]
10.9         - [omitted]
10.10        - [omitted]
10.10        - [omitted]
10.11        - [omitted]
10.11        - [omitted]
10.12        - [omitted]

10.13(1)     - Tax Sharing Agreement made as of January 26, 1995 among UCAR
               International Inc. and certain of its subsidiaries.
10.14(11)    - Tax Sharing Agreement dated as of February 16, 2000 among UCAR
               International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc., UCAR Carbon Company Inc., UCAR Holdings II Inc., UCAR Holdings III Inc., Union Carbide Grafito, Inc. and UCAR Composites Inc.
10.15        - [omitted]
10.16        - [omitted]
10.17        - [omitted]
10.18        - [omitted]
10.19        - [omitted]
10.20        - [omitted]
10.21(1)     - Form of Non-Qualified Stock Option Agreement (Original Version).
10.22(9)     - UCAR International Inc. Management Stock Option Plan as amended and restated through September 29, 1998.
10.22(a)(9)  - UCAR International Inc. Management Stock Option Plan effective as of September 29, 1998 (Senior Management Version).
10.23(8)     - Employment Agreement dated as of June 22, 1998 between UCAR
               International Inc. and Gilbert E. Playford.
10.24(9)     - Forms of Non-Qualified Stock Option Agreement (Standard Option
               Version and Directors Version).
10.25(11)    - UCAR International Inc. Compensation Deferral Program
               effective January 1, 2000.
10.26*       - Restricted Stock Agreement dated as of January 1, 2000 between
               UCAR International Inc. and Gilbert E. Playford.
10.27*       - Amendment to the UCAR International Inc. Management Stock
               Option Plan (Senior Management Version) effective as of June 29, 2000.
10.28*       - Amendment to the UCAR International Inc. Management Stock
               Option Plan (Original Version) effective as of June 29, 2000.
10.29        - [omitted]
10.30        - [omitted]
10.31(11)    - UCAR International Inc. Management Incentive Plan amended and restated as of January 1, 1999.
10.32        - [omitted]
10.33(9)     - UCAR International Inc. Executive Employee Stock Purchase
               Program (Senior Management Version).
10.34(9)     - UCAR International Inc. Executive Employee Loan Program.
10.35        - [omitted]
10.36(11)    - UCAR Carbon Company Inc. Equalization Benefit Plan amended and restated as of October 1, 1998.
10.37(11)    - First Amendment to Equalization Benefit Plan effective, as to paragraph 1, January 1, 2000 and, as to paragraph 2, October 1, 1998.
10.38(11)    - UCAR Carbon Company Inc. Supplemental Retirement Income Plan
               amended and restated as of July 1, 1998.
10.38(a)(11) - First Amendment to Supplemental Retirement Income Plan effective, as to paragraph 1, January 1, 2000 and, as to paragraph 2, July 1, 1998.

10.39(11)    - UCAR Carbon Company Inc. Enhanced Retirement Income Plan amended and restated as of July 1, 1998.
10.39(a)(11) - First Amendment to Enhanced Retirement Income Plan effective, as to paragraph 1, January 1, 2000 and, as to paragraph 2, July 1, 1998.
10.40*       - Forms of Severance Compensation Agreement (U.S. Version and
               International Version).
10.41*       - UCAR Carbon Company Inc. Benefits Protection Trust amended and restated as of November 20, 2000.
10.42        - [omitted]
10.43(3)     - UCAR International Inc. 1995 Equity Incentive Plan effective as of August 15, 1995.
10.43(a)(5)  - First Amendment to such Equity Incentive Plan dated July 29,
               1996.
10.44*       - Amendment to the UCAR International Inc. 1995 Equity Incentive
               Plan effective as of June 29, 2000.
10.45*       - UCAR Carbon Company Inc. Compensation Deferral Program Trust
               effective as of November 1, 2000.
10.46        - [omitted]
10.47        - [omitted]
10.48        - [omitted]
10.49(7)     - Plea Agreement between the U.S. of America and UCAR International
               Inc. executed April 7, 1998.
10.50(10)    - Stipulation and Agreement of Settlement dated October 13, 1999 among David Jaroslawicz and Robert P. Krass, Robert J. Hart, Peter B. Mancino, William P. Wiemels, Fred C. Wolf, Eugene Cartledge, John R. Hall, Glenn H. Hutchins, Robert D. Kennedy, Howard A. Lipson, Peter G. Peterson, Stephen A. Schwarzman and UCAR International Inc.
10.51(10)    - Stipulation and Agreement of Settlement dated October 13, 1999 among the Florida State Board of Administration and UCAR International Inc., Peter G. Peterson, Stephen A. Schwarzman, Howard A. Lipson, Glenn H. Hutchins, Robert P. Krass, Robert J. Hart, William P. Wiemels, Fred C. Wolf and Peter B. Mancino.
21.1*        - List of subsidiaries of UCAR International Inc.
23.1*        - Consent of KPMG LLP.
24.1*        - Powers of Attorney (included on signature pages).
---------------
*    Filed herewith.

(1) Incorporated by reference to the Registration Statement of UCAR International Inc. and UCAR Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).
(2) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1995 (File No. 1-13888).
(3) Incorporated by reference to the Registration Statement of the registrant on Form S-1 (Registration No. 33-94698).
(4) Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).

(5) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-13888).
(6) Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended September 30, 1997 (File No. 1-13888).
(7) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13888).
(8) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1997 (File No. 1-13888).
(9) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).
(10) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-13888).
(11) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1999 (File No. 1-13888).
(12) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-13888).

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                          UCAR INTERNATIONAL INC.

March 16, 2001            By:    /S/ CORRADO F. DE GASPERIS
                               ----------------------------
                                Corrado F. De Gasperis
                                Title: VICE PRESIDENT AND CHIEF INFORMATION
                                       OFFICER (PRINCIPAL ACCOUNTING OFFICER)

      Know All Men By These Presents, that each individual whose signature appears below hereby constitutes and appoints Gilbert E. Playford, Craig S. Shular, Corrado F. DeGasperis and Karen G. Narwold, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report, (iii) act on, sign and file any and all such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURES                 TITLE                               DATE

/S/ GILBERT E. PLAYFORD        Chairman of the Board, Chief           March 16, 2001
---------------------------    Executive Officer and President
   Gilbert E. Playford         (Principal Executive Officer)


/S/ CRAIG S. SHULAR            Executive Vice President, Electrode    March 16, 2001
---------------------------    Sales and Marketing  and Chief
  Craig S. Shular              Financial Officer (Principal
                               Financial Officer)




/S/ CORRADO F. DE GASPERIS     Vice President and Chief Information   March 16, 2001
---------------------------    Officer
 Corrado F. De Gasperis        (Principal Accounting Officer)


/S/ R. EUGENE CARTLEDGE        Director                               March 16, 2001
---------------------------
  R. Eugene Cartledge


/S/ MARY B. CRANSTON           Director                               March 16, 2001
---------------------------
    Mary B. Cranston


/S/ ALEC FLAMM                 Director                               March 16, 2001
---------------------------
    Alec Flamm


/S/ JOHN R. HALL
---------------------------    Director                               March 16, 2001
   John R. Hall


/S/ THOMAS MARSHALL            Director                               March 16, 2001
--------------------------
     Thomas Marshall


/S/ MICHAEL C. NAHL            Director                               March 16, 2001
-------------------------
     Michael C. Nahl


                                  EXHIBIT INDEX

Exhibit

NUMBER                DESCRIPTION OF EXHIBIT

10.26*       - Restricted Stock Agreement dated as of January 1, 2000 between
               UCAR International Inc. and Gilbert E. Playford.
10.27*       - Amendment to the UCAR International Inc. Management Stock
               Option Plan (Senior Management Version) effective as of June 29, 2000.
10.28*       - Amendment to the UCAR International Inc. Management Stock
               Option Plan (Original Version) effective as of June 29, 2000.
10.40*       - Forms of Severance Compensation Agreement (U.S. Version and
               International Version).
10.41*       - UCAR Carbon Company Inc. Benefits Protection Trust amended and restated as of November 20, 2000.
10.44*       - Amendment to the UCAR International Inc. 1995 Equity Incentive
               Plan effective as of June 29, 2000.
10.45*       - UCAR Carbon Company Inc. Compensation Deferral Program Trust
               effective as of November 1, 2000.
21.1*        - List of subsidiaries of UCAR International Inc.
23.1*        - Consent of KPMG LLP.
24.1*        - Powers of Attorney (included on signature pages).

---------------

*    Filed herewith.