Form 10-Q
period 2001-03-31
UCAR INTERNATIONAL INC
filed 2001-05-08
CIK 931148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2001, 45,410,173 shares of common stock, par value $.01 per share, were outstanding.


================================================================================


                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION:

    ITEM 1.   FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of December 31, 2000
           and March 31, 2001.............................................................    Page 2

         Consolidated Statements of Operations for the Three Months
           ended March 31, 2000 and 2001..................................................    Page 3

         Consolidated Statements of Cash Flows for the Three Months
           ended March 31, 2000 and 2001..................................................    Page 4

         Consolidated Statement of Stockholders' Equity (Deficit) for the
           Three Months ended March 31, 2001..............................................    Page 5

         Notes to Consolidated Financial Statements.......................................    Page 6

    INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1...................................    Page 23

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................................    Page 29

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS..................    Page 45


PART II.     OTHER INFORMATION:

    ITEM 1.   LEGAL PROCEEDINGS...........................................................    Page 46

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................................    Page 53


SIGNATURE.................................................................................    Page 54

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     DECEMBER 31,          MARCH 31,
                                       ASSETS                                            2000                2001
                                                                                         ----                ----
CURRENT ASSETS:
    Cash and cash equivalents...................................................     $        47         $        56
    Notes and accounts receivable...............................................             121                  98
    Inventories:
       Raw materials and supplies...............................................              41                  37
       Work in process..........................................................             103                 109
       Finished goods...........................................................              31                  34
                                                                                       ---------           ---------
                                                                                             175                 180
    Prepaid expenses and deferred income taxes..................................              18                  16
                                                                                       ---------           ---------
                Total current assets............................................             361                 350
                                                                                       ---------           ---------
Property, plant and equipment...................................................           1,043               1,013
Less: accumulated depreciation..................................................             652                 644
                                                                                       ---------           ---------
                Net fixed assets................................................             391                 369
Other assets....................................................................             156                 160
                                                                                       ---------           ---------
                Total assets....................................................     $       908         $       879
                                                                                       =========           =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable............................................................     $        99         $        90
    Short-term debt.............................................................               3                   2
    Payments due within one year on long-term debt..............................              27                  34
    Accrued income and other taxes..............................................              41                  43
    Other accrued liabilities...................................................              90                  84
                                                                                       ---------           ---------
                Total current liabilities.......................................             260                 253
                                                                                       ---------           ---------
Long-term debt..................................................................             705                 679
Other long-term obligations.....................................................             209                 213
Deferred income taxes...........................................................              36                  32
Minority stockholders' equity in consolidated entities..........................              14                  22

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, par value $.01, 10,000,000 shares authorized, none issued..               -                   -
    Common stock, par value $.01, 100,000,000 shares authorized, 47,491,009 shares issued at December 31, 2000, 48,156,055 shares issued at March
       31, 2001.................................................................               -                   -
    Additional paid-in capital..................................................             525                 532
    Accumulated other comprehensive income (loss)...............................            (241)               (249)
    Retained earnings (deficit).................................................            (515)               (512)
    Treasury stock at cost, 2,319,482 shares at December 31, 2000 and
       March 31, 2001...........................................................             (85)                (85)
    Common stock held in employee benefits trust, 426,400 shares at
       March 31, 2001...........................................................               -                  (6)
                                                                                       ---------           ---------
Total stockholders' equity (deficit)............................................            (316)               (320)
                                                                                       ---------           ---------
Total liabilities and stockholders' equity (deficit)............................     $       908         $       879
                                                                                       =========           =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                              THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                          2000              2001
                                                                                          ----              ----

Net sales...................................................................         $       195       $        171
Cost of sales...............................................................                 138                122
                                                                                       ---------          ---------
                                                                                              57                 49
       Gross profit.........................................................

Research and development....................................................                   3                  3
Selling, administrative and other expenses..................................                  24                 21
Restructuring charge........................................................                   6                  -
Other (income) expense, net.................................................                   -                  -
                                                                                       ---------          ---------
       Operating profit.....................................................                  24                 25


Interest expense............................................................                  21                 19
                                                                                       ---------          ---------

       Income before provision for income taxes,
        minority interest and extraordinary item............................                   3                  6
Provision for income taxes..................................................                   -                  2
                                                                                       ---------          ---------

       Income before minority interest and extraordinary item...............                   3                  4
Less: minority stockholders' share of income................................                   1                  1
                                                                                       ---------          ---------
       Income before extraordinary item.....................................                   2                  3
Extraordinary item, net of tax..............................................                  13                  -
                                                                                       ---------          ---------
           Net income (loss)................................................         $       (11)      $          3
                                                                                       =========          =========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
     Income before extraordinary item.......................................         $      0.04       $       0.07
     Extraordinary item, net of tax.........................................               (0.29)                 -
                                                                                       ---------          ---------
     Net income (loss) per share............................................         $     (0.25)              0.07
                                                                                       =========          =========

     Weighted average common shares outstanding (IN THOUSANDS)..............              45,116             45,222
                                                                                       =========          =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     Income before extraordinary item.......................................         $      0.04       $       0.07
     Extraordinary item, net of tax.........................................               (0.28)                 -
                                                                                       ---------          ---------
     Net income (loss) per share............................................         $     (0.24)    $         0.07
                                                                                       =========          =========

     Weighted average common shares outstanding (IN THOUSANDS)..............              46,183             46,033
                                                                                       =========          =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                               THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                          2000               2001
                                                                                          ----               ----
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss)............................................................   $      (11)          $      3
     Extraordinary item, net of tax...............................................           13                  -
     Non-cash charges to net income:
         Depreciation and amortization............................................           11                 10
         Deferred income taxes....................................................            7                  -
         Restructuring charge.....................................................            6                  -
         Other non-cash charges...................................................           10                 (5)
     Working capital *............................................................          (16)                 5
     Long-term assets and liabilities.............................................           (6)                (2)
                                                                                       --------            -------
              NET CASH PROVIDED BY OPERATING ACTIVITIES...........................           14                 11
                                                                                       --------            -------
CASH FLOW FROM INVESTING ACTIVITIES:
     Capital expenditures.........................................................           (9)                (5)
     Sale of assets...............................................................            -                  1
     Maturity of short-term investments...........................................            2                  -
                                                                                       --------            -------
              NET CASH USED IN INVESTING ACTIVITIES...............................           (7)                (4)
                                                                                       --------            -------
CASH FLOW FROM FINANCING ACTIVITIES:
     Short-term debt borrowings (reductions), net.................................            5                 (1)
     Revolving credit facility borrowings, net....................................           59                  2
     Long-term debt borrowings....................................................          641                  -
     Long-term debt reductions....................................................         (689)                (7)
     Minority interest investment.................................................            -                  9
     Sale of common stock - stock options.........................................            -                  1
     Financing costs..............................................................          (25)                 -
                                                                                       --------            -------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.................           (9)                 4
                                                                                       --------            -------
Net increase (decrease) in cash and cash equivalents..............................           (2)                11
Effect of exchange rate changes on cash and cash equivalents......................            -                 (2)
Cash and cash equivalents at beginning of period..................................           17                 47
                                                                                       --------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................   $       15           $     56
                                                                                       ========            =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Net cash paid during the period for:
         Interest expense.........................................................   $       33           $     17
                                                                                       ========            =======
         Income taxes.............................................................   $        -           $      6
                                                                                       ========            =======
*    Net change in working capital due to the following components: (Increase)
     decrease in current assets:
         Notes and accounts receivable............................................   $       16           $     22
         Inventories..............................................................            1                (11)
         Prepaid expenses.........................................................           (2)                 -
     Increase (decrease) in accounts payable and accruals.........................          (25)                 6
     Antitrust investigations and related lawsuits and claims.....................           (3)                (8)
     Restructuring payments.......................................................           (3)                (4)
                                                                                       --------            -------
              WORKING CAPITAL.....................................................   $      (16)          $      5
                                                                                       ========            =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                ACCUMULATED
                                                                   OTHER                              COMMON STOCK       TOTAL
                                                  ADDITIONAL   COMPREHENSIVE   RETAINED                 HELD IN      STOCKHOLDER'S
                                        COMMON     PAID-IN        INCOME       EARNINGS    TREASURY    EMPLOYEE         EQUITY
                                         STOCK     CAPITAL        (LOSS)       (DEFICIT)     STOCK   BENEFITS TRUST   (DEFICIT)
                                         -----     -------         -----       ---------   -------   --------------   ---------

BALANCE AT DECEMBER 31, 2000......       $  -      $    525     $    (241)      $  (515)     $ (85)     $   -           $ (316)
Comprehensive income (loss):
     Net income...................          -             -             -             3          -          -                3
     Foreign currency translation
       adjustments................          -             -            (8)            -          -          -               (8)
                                          ----      -------      --------        ------                  ----            -----
         Total comprehensive loss.          -             -            (8)            3          -          -               (5)
Common stock issued to employee
   benefits trust.................          -             6             -             -          -         (6)               -
Sale of common stock - stock
   options........................          -             1             -             -          -          -                1
                                          ----      -------      --------        ------       ----       ----            -----

BALANCE AT MARCH 31, 2001.........       $  -      $    532     $    (249)      $  (512)     $ (85)     $  (6)          $ (320)
                                          ====      =======      ========        ======       ====       ====            =====

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(1)   INTERIM FINANCIAL PRESENTATION

      The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2001.

IMPORTANT TERMS

      We use the following terms to identify various companies or groups of companies, markets or other matters in the Consolidated Financial Statements.

      "UCAR" refers to UCAR International Inc. only. UCAR is our parent company and the issuer of the publicly traded common stock covered by the Consolidated Financial Statements.

      "UCAR GLOBAL" refers to UCAR Global Enterprises Inc. only. UCAR Global is a direct, wholly-owned subsidiary of UCAR and the direct or indirect holding company for all of our operating subsidiaries. UCAR Global was the issuer of our previously outstanding 12% senior subordinated notes due 2005 (the "SUBORDINATED NOTES") and was the primary borrower under our prior senior secured credit facilities (the "PRIOR SENIOR FACILITIES").

      "UCAR FINANCE" refers to UCAR Finance Inc. only. UCAR Finance is a direct, wholly owned special purpose finance subsidiary of UCAR and the borrower under our new senior secured bank credit facilities (as amended, the "NEW SENIOR FACILITIES").

      "GRAFTECH" refers to Graftech Inc. only. Graftech is our wholly owned operating subsidiary engaged in the development, manufacture and sale of natural, acid-treated and flexible graphite.

      "CARBONE SAVOIE" refers to Carbone Savoie S.A.S. only. Carbone Savoie is our 70% owned subsidiary engaged in the development, manufacture and sale of graphite and carbon cathodes.

      "SUBSIDIARIES" refer to those companies which, at the relevant time, are or were majority owned or wholly owned directly or indirectly by UCAR or by its predecessors to the extent that those predecessors' activities related to the carbon and graphite business. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1998 through March 31, 2001, except for:

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


     o our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became wholly owned in order to facilitate the cessation of its manufacturing operations; and

     o    Carbone Savoie, which has been and is 70% owned.

Our 100% owned Brazilian cathode manufacturing operations were contributed to Carbone Savoie, and as a result became 70% owned, on March 31, 2001.

      "WE," "US" or "OUR" refer collectively to UCAR, its subsidiaries and predecessors described above or, if the context so requires, UCAR, UCAR Global or UCAR Finance, individually.

FOREIGN CURRENCY TRANSLATION

       Generally, except for operations in Russia where high inflation has existed, unrealized gains and losses resulting from translating assets and liabilities of foreign operations into U.S. dollars are accumulated in other comprehensive income (loss) on the Consolidated Balance Sheets until such time as the operations are sold or substantially or completely liquidated. Translation gains and losses relating to operations where high inflation has existed or which predominately used the dollar for their purchases and sales are included in other (income) expense (net) in the Consolidated Statements of Operations. Prior to August 1, 2000, our Swiss subsidiary used the dollar as its functional currency. Beginning August 1, 2000, our Swiss subsidiary began using the euro as its functional currency because its sales and purchases became predominantly euro-denominated.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


derivatives), on the balance sheet and establishes new accounting rules for hedging activities. We were required to adopt SFAS 133, as amended, on January 1, 2001. The adoption did not impact our results of operations, cash flows or financial position.

(2)   EARNINGS PER SHARE

      Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, "Earnings per Share," using the following share data:

                                                                                         THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                   2000                2001
                                                                                   ----                ----
        Weighted average common shares outstanding for
             basic calculation...........................................       45,115,505          45,221,935
        Add:  Effect of stock options....................................        1,061,949             811,362
                                                                                ----------          ----------
        Weighted average common shares
             outstanding, adjusted for diluted calculation...............       46,183,454          46,033,297
                                                                                ==========          ==========

      The calculation of weighted average common shares outstanding for the diluted calculation excludes stock options for 1,811,351 and 4,318,247 shares in the three months ended March 31, 2000 and 2001, respectively, because the exercise of these options would not have been dilutive for either of those periods due to the fact that the exercise prices were greater than the weighted average market price of the common stock for each of those periods.

(3)   SEGMENT REPORTING

      Beginning in the 2001 first quarter, we have realigned our business into two new reportable segments: Our Graphite Power Systems Division; and our Advanced Energy Technology Division. Our Graphite Power Systems Division includes our graphite and carbon electrode and cathode businesses serving primarily the steel, aluminum and ferroalloy industries. Our Advanced Energy Technology Division includes Graftech, our graphite specialties business, our refractories business, and a new business unit called HT2 that markets technical solutions. These two segments are managed separately because of the different markets they serve and the different products and services they sell.

      We evaluate the performance of our segments based on gross profit. Intersegment sales and transfers are not material.

      The following tables summarize financial information concerning our reportable segments.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


                                                                                     THREE MONTHS ENDED
                                                                FISCAL YEAR                MARCH 31,
                                                                   2000             2000             2001
                                                                   ----             ----             ----
                                                                           (DOLLARS IN MILLIONS)

      Net sales to external customers:
        Graphite Power Systems Division.................      $      651       $      161        $     136
        Advanced Energy Technology Division.............             125               34               35
                                                               ---------        ---------         --------
           Consolidated net sales.......................      $      776       $      195        $     171
                                                               =========        =========         ========

      Gross profit:
        Graphite Power Systems Division.................      $      184       $       49        $       38
        Advanced Energy Technology Division.............              32                8                11
                                                               ---------        ---------         ---------
           Consolidated gross profit....................      $      216       $       57        $       49
                                                               =========        =========         =========

(4)   RESTRUCTURING CHARGES

      In the 2000 fourth quarter, we recorded a charge of $4 million in connection with a corporate restructuring, mainly for severance and related benefits associated with a workforce reduction of 85 people. The functional areas affected include finance, accounting, sales, marketing and administration.

      In the 2000 first quarter, we recorded a restructuring charge of $6 million in connection with a restructuring of our graphite specialties business. Key elements of the restructuring included elimination of certain product lines and rationalization of operations to reduce costs and improve profitability of remaining product lines. This rationalization included discontinuing certain manufacturing processes at one of our facilities in the U.S. that will be performed at our other facilities in the future. Based on subsequent developments in the 2000 third quarter, we decided not to demolish certain buildings. Therefore, we reversed the $4 million of the charge that related to demolition and related environmental costs. The $2 million balance of the charge included estimated severance costs for 65 employees. This restructuring was completed in 2000.

      In September 1998, we recorded a restructuring charge of $86 million in connection with a global restructuring and rationalization plan. The principal actions of the plan involved the closure of manufacturing operations at our facilities in Canada and Germany and the centralization and consolidation of administrative and financial functions. These actions eliminated 371 administrative and manufacturing positions. During 1999, we determined that severance related costs and plant closure costs would be lower than originally estimated. Therefore, we reversed the $6 million of the charge that related thereto. Our German plant ceased production activities in 1998. Our Canadian plant ceased production activities in April 1999. The relocation of our corporate headquarters to Nashville, Tennessee was completed

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


during 1999. In 2001 first quarter, we paid $3 million related to pension obligations of our Canadian subsidiary.

      The following table summarizes activity relating to the accrued expense in connection with the restructuring charges.

                                                                   PLANT SHUTDOWN            POST
                                               SEVERANCE AND        AND RELATED         MONITORING AND
                                               RELATED COSTS           COSTS            RELATED COSTS        TOTAL
                                                                        (DOLLARS IN MILLIONS)
Restructuring charges in 1998............      $      30          $       18          $         9         $       57
Payments in 1999.........................            (16)                 (3)                  (4)               (23)
Change in estimate and impact of exchange
    rate changes in 1999.................             (1)                 (5)                   -                 (6)
                                                  ------             -------             --------          ---------
BALANCE AT DECEMBER 31, 1999.............             13                  10                    5                 28

Restructuring charge in 2000.............              6                   3                    1                 10
Payments in 2000.........................             (5)                 (1)                  (1)                (7)
Change in estimate and impact of exchange
    rate changes in 2000.................             (1)                 (3)                  (1)                (5)
                                                  -------            --------            ---------         ---------
BALANCE AT DECEMBER 31, 2000.............             13                   9                    4                 26

Payments in 2001.........................             (4)                  -                    -                 (4)
                                                  -------            --------            --------          ---------
BALANCE AT MARCH 31, 2001................      $       9          $        9          $         4         $       22
                                                  =======            ========            ========          =========

      The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(5)   LONG-TERM DEBT AND LIQUIDITY

      The following table presents our long-term debt:

                                                                       AT DECEMBER 31,              AT MARCH31,
                                                                            2000                        2001
                                                                            ----                        ----
                                                                                 (DOLLARS IN MILLIONS)
New Senior Facilities:
     Tranche A euro facility............................              $         239               $       224
     Tranche A USD facility.............................                         54                        48
     Tranche B USD facility.............................                        346                       346
     Revolving facility.................................                         88                        90
                                                                         ----------                  --------
        Total New Senior Facilities......................                       727                       708
                                                                         ----------                  --------
Swiss mortgage and other European debt..................                          5                         5
                                                                         ----------                  --------
     Subtotal...........................................                        732                       713
Less:  payments due within one year.....................                         27                        34
                                                                         ----------                  --------
     Total..............................................              $         705               $       679
                                                                         ==========                  ========

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

      The New Senior Facilities, as amended, consist of:

      o A Tranche A Facility providing for initial term loans of $137 million and of[euro]161 million (equivalent to $158 million at February 22, 2000) to UCAR Finance. The Tranche A Facility amortizes in quarterly installments over six years, commencing June 30, 2000, with quarterly installments ranging from about [euro]2 million in 2000 to about [euro]17 million in 2005, with the final installment payable on December 31, 2005. In October 2000, we converted $78 million of these term loans from dollar-denominated to euro-denominated loans. The principal payments (based on euro to dollar exchange rates at March 31, 2001) due in 2001 total $23 million.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


            The principal payments (based on euro to dollar exchange rates at March 31, 2001) due in 2001 total $4 million.

      o A Revolving Facility providing for dollar and euro-denominated revolving and swingline loans to, and the issuance of dollar-denominated letters of credit for the account of, UCAR Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed[euro]250 million. The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt incurred by us that is not incurred under the New Senior Facilities).

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

      o     50% of the net proceeds of certain UCAR equity securities issuances.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

      At March 31, 2001, the interest rates on outstanding debt under the New Senior Facilities was: Tranche A Euro Facility, 7.6%; Tranche A USD Facility, 9.5%; Tranche B Facility, 9.2%; and Revolving Facility, 8.6%. The weighted average interest rate on the New Senior Facilities was 8.8% during the 2001 first quarter.

      We enter into agreements with financial institutions which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. Use of these agreements is allowed under the New Senior Facilities.

      The New Senior Facilities contain a number of significant covenants that, among other things, significantly restrict our ability to sell assets, incur additional debt, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into sale and lease back transactions, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make intercompany dividend payments to UCAR, pay intercompany debt owed to UCAR, engage in transactions with affiliates, pay dividends to stockholders of UCAR or make other restricted payments and that otherwise significantly restrict corporate activities. In addition, we are required to comply with specified minimum interest coverage and maximum leverage ratios, which become more restrictive over time, beginning September 30, 2001.

      Under the New Senior Facilities, UCAR is permitted to pay dividends on, and repurchase, common stock in an aggregate amount of up to $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000. UCAR Global is permitted to pay dividends and make loans to UCAR, and repurchase UCAR Global common stock from UCAR, for these purposes. UCAR Global is also permitted to pay dividends to UCAR of up to $15 million for the purpose of making an investment in Graftech and may also distribute the capital stock of Graftech to UCAR. In addition, UCAR may sell to third parties or distribute to UCAR's stockholders the capital stock of Graftech.

      The aggregate principal payments (based on euro to dollar exchange rates at March 31, 2001) due in the aggregate on the Tranche A and B Facilities are $65 million in 2002 and 2003; $76 million in 2004 and 2005; and $165 million in 2006 and 2007.

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

      We are highly leveraged and, as discussed in Note 7, have substantial obligations in connection with antitrust investigations, lawsuits and claims. We had total debt of $715 million and a stockholders' deficit of $320 million at March 31, 2001. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent results of operations.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


      Our ability to service our debt, as it comes due, including maintaining compliance with the financial covenants under the New Senior Facilities, and to meet these and other obligations as they come due is dependent on our future financial and operating performance. This performance, in turn is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, developments in antitrust investigations, lawsuits and claims involving us and inflation in raw material, energy and other costs. While there is no requirement as to when such fines, if any, must be assessed, we believe that it is likely that fines to be assessed by the antitrust authority of the European Union will be assessed during 2001.

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

      The New Senior Facilities require us to, among other things, comply with specified minimum interest coverage and maximum leverage ratios. In October 2000, we obtained an amendment to the New Senior Facilities. The amendment, among other things, increased the maximum leverage ratio permitted thereunder through June 30, 2001. Beginning September 30, 2001, the ratios become more restrictive. At March 31, 2001, we were in compliance with those financial covenants.

      While our revolving credit facility provides for maximum borrowings of up to[euro]250 million, our current ability to borrow under this facility is effectively substantially less than the maximum due to the impact additional borrowings under this facility would have on our compliance with the maximum leverage ratio permitted under the New Senior Facilities.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


and third party fees and expenses, $9 million of redemption premium on the Subordinated Notes, and write-off of $7 million of deferred debt issuance costs.

(6)   FINANCIAL INSTRUMENTS

      Certain of our subsidiaries sold receivables totaling $61 million in the 2001 first quarter and $19 million in the 2000 first quarter. None of the receivables sold were recorded on the Consolidated Balance Sheets at March 31, 2001 and December 31, 2000.

(7)   CONTINGENCIES

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


indicted by the DOJ on similar charges. We do not intend to reimburse those officers for their fines or that director, export sales Europe, for any costs or fines he may incur as a result of such indictment.

      In January 2000, Mitsubishi Corporation, one of our former parents, was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes. Mitsubishi entered a plea of not guilty. In February 2001, a jury found Mitsubishi guilty of the charge. Mitsubishi has entered into a sentencing agreement with the DOJ, which is subject to approval of the court, pursuant to which Mitsubishi has agreed to pay a fine of $134 million and not appeal its conviction.

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

      In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust law of the European Community and the European Economic Area in connection with the sale of graphite electrodes. The statement does not set forth any proposed fines or the impact which cooperation by us or other producers would have on the respective fines, if any. The maximum fine for such a violation is ten percent of a company's

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


revenue during the year preceding the year in which the fine is assessed. We believe that we have provided substantial cooperation to the EU Competition Authority and are, therefore, entitled to a reduction in the amount of any fine which would otherwise be assessed. While there is no requirement as to when fines, if any, must be assessed, we believe that it is likely that fines will be assessed during 2001. Any such assessment would be subject to appeal before the Court of First Instance in Luxembourg, although the fine or collateral security therefore would be payable about three months after such assessment.

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

      In 1998 and 1999, we and other producers of graphite electrodes were served with complaints and petitions by steelmakers in the U.S. and Canada commencing nine separate civil antitrust lawsuits in various courts (the "OTHER INITIAL LAWSUITS"). In the complaints and petitions, the plaintiffs allege that the defendants violated U.S. federal, Texas and Canadian antitrust laws and Canadian conspiracy law in connection with the sale of graphite electrodes.

      In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits (the "FOREIGN CUSTOMER LAWSUITS"). The first complaint was filed by 26 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint was filed by 4 steelmakers, all of

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


whom are located outside the U.S. The third complaint was filed by a steelmaker who is located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We have filed motions to dismiss the first and second complaints.

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

      Through April 30, 2001, except as described in the next paragraph, we have settled all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible civil antitrust claims by certain other customers who negotiated directly with us. The settlements cover virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The settlement of the antitrust class action also covers the actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All fines and settlement payments due have been timely paid.

      Through March 31, 2001, we have paid an aggregate of $241 million of fines and net settlement and expense payments and $11 million of imputed interest. At March 31, 2001, $99 million remained in the reserve and, based on information known to us at April 30, 2001, the aggregate amount of remaining committed payments for fines and settlements at March 31, 2001 was about $55 million. The aggregate amount of remaining committed payments for imputed interest at March 31, 2001 was about $12 million. About $6 million of the committed payments for fines and settlements are due on or before March 31, 2002.

      The foreign customer lawsuits and the carbon electrode lawsuits have not been settled and are still in their early stages. We have been vigorously defending, and intend to continue to

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

1997 ANTITRUST EARNINGS CHARGE

      We recorded a pre-tax charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million reserve is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as the continuing investigations and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $340 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at March 31, 2001, such amount continues to represent our estimate of these liabilities and expenses. In the aggregate, the fines and settlements described above and related expenses, net, are within the amounts we used to evaluate the $340 million charge.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS

      In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. The other defendants include two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in January 1995. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with the recapitalization were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in us and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. The defendants have filed motions to dismiss this lawsuit and motions to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit through trial.

OTHER PROCEEDINGS AGAINST US

      We are involved in various other investigations, lawsuits, claims and other legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on us.

(8)   OTHER TRANSACTIONS

      During the 2001 first quarter, we contributed our Brazilian cathode manufacturing operations with a net book value of $3 million to Carbone Savoie. Pechiney, the 30% minority owner of Carbone Savoie, contributed approximately $9 million to Carbone Savoie as part of this transaction. Prior to these contributions, all of Carbone Savoie's manufacturing operations were located in France. The cash contribution will be used to upgrade manufacturing operations in Brazil and France, which is expected to be completed in early 2002. Ownership in Carbone Savoie remains 70% by us and 30% by Pechiney. Under our now broadened alliance, Carbone Savoie holds our entire cathode manufacturing capacity, which is about 40,000 metric tons of cathodes annually.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


      During the 2001 first quarter, we signed a ten year service contract with CGI Group Inc. pursuant to which CGI became the delivery arm for our global information technology services requirement, including the design and implementation of our global information and advanced manufacturing and demand planning processes, using J.D. Edwards software. Pursuant to the outsourcing provisions of the contract, CGI will manage our data center services, networks, desktops, telecommunications and legacy systems operations. Approximately 30 of our U.S. based employees will be integrated into CGI's U.S. operations as part of the initial phase of services under this contract. The contract is effective April 16, 2001.

(9)      EMPLOYEE BENEFITS TRUST

      In March 2001, we issued 426,400 shares of common stock to the UCAR Carbon Benefits Protection Trust. These shares, if later sold, could be used for partial funding of our future obligations under certain of our compensation and benefits plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be sold or otherwise used for funding purposes.

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

      "UCAR GLOBAL" refers to UCAR Global Enterprises Inc. only. UCAR Global is a direct, wholly owned subsidiary of UCAR and the direct or indirect holding company for all of our operating subsidiaries. UCAR Global was the issuer of our previously outstanding 12% senior subordinated notes due 2005 (the "SUBORDINATED NOTES") and was the primary borrower under our prior senior secured credit facilities (the "PRIOR SENIOR FACILITIES").

      "UCAR FINANCE" refers to UCAR Finance Inc. only. UCAR Finance is a direct, wholly owned special purpose finance subsidiary of UCAR and the borrower under our new senior secured bank credit facilities (as amended, the "NEW SENIOR FACILITIES").

      "GRAFTECH" refers to Graftech Inc. only. Graftech is our wholly owned operating subsidiary engaged in the development, manufacture and sale of natural, acid-treated and flexible graphite.

      "CARBONE SAVOIE" refers to Carbone Savoie S.A.S. only. Carbone Savoie is our 70% owned subsidiary engaged in the development, manufacture and sale of graphite and carbon cathodes.

      "SUBSIDIARIES" refer to those companies which, at the relevant time, are or were majority owned or wholly owned directly or indirectly by UCAR or by its predecessors to the extent that those predecessors' activities related to the carbon and graphite business. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1998 through March 31, 2001, except for:

      o our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became wholly owned in order to facilitate the cessation of its manufacturing operations, and

      o     Carbone Savoie, which has been and is 70% owned.

Our 100% owned Brazilian cathode manufacturing operations were contributed to Carbone Savoie, and as a result became 70% owned, on March 31, 2001.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

      "FREE TRADING MARKETS" refer:

      o in the case of the graphite electrode, natural, acid-treated and flexible graphite and graphite specialties industries, to the entire world excluding China, and

      o in the case of the carbon electrode, graphite and carbon cathode and carbon specialties industries, to the entire world excluding China and the former Soviet Union.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

      Reference is made to UCAR's Annual Report on Form 10-K for the year ended December 31, 2000 (the "ANNUAL REPORT") for background information on various contingencies and other matters related to circumstances affecting us and our industry.

FORWARD LOOKING STATEMENTS

      This Report contains forward-looking statements. In addition, from time to time, we or our representatives have made or may make forward-looking statements orally or in writing. These include statements about such matters as: future production of steel in electric arc furnaces; future production of aluminum; growth in the computer and communication equipment industries; future prices and sales of and demand for graphite electrodes and other products;

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


future operational and financial performance of various businesses; strategic plans and programs; impacts of regional and global economic conditions; restructuring, realignment, strategic alliance, supply chain, technology development and collaboration, investment, acquisition, joint venture, operating, integration, tax planning, rationalization, financial and capital projects; legal matters and related costs; consulting fees and related projects; potential offerings, sales and other actions regarding debt or equity securities of our subsidiaries; and future costs, working capital, revenue, business opportunities, values, debt levels, cash flow, cost savings and reductions, margins, earnings and growth. The words "will," "may," "plan," "estimate," "project," "believe," "anticipate," "intend," "could," "should," "would," "expect" and similar expressions identify some of these statements.

      Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

      o the possibility that global or regional economic conditions affecting the markets for our products may not improve or may worsen,

      o the possibility that announced or anticipated additions to capacity for producing steel in electric arc furnaces or announced or anticipated reductions in graphite electrode manufacturing capacity may not occur,

      o the possibility that increased production of steel in electric arc furnaces or reductions in graphite electrode manufacturing capacity may not result in stable or increased demand for or stable or increased prices or sales volume of graphite electrodes,

      o the possibility that economic or technological developments may adversely affect the growth in the use of graphite cathodes in lieu of carbon cathodes in the aluminum smelting process,

      o the occurrence of unanticipated events or circumstances relating to pending antitrust investigations, lawsuits or claims,

      o the commencement of new investigations, lawsuits or claims relating to the same subject matter as the pending investigations, lawsuits or claims,

      o the possibility that the lawsuit against our former parents initiated by us could be dismissed or settled, our theories of liabilities or damages could be rejected, material counterclaims could be asserted against us, legal expenses and distraction of management could be greater than anticipated, or unanticipated events or circumstances may occur,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


      o the possibility of delays in or failure to achieve widespread commercialization of PEM fuel cells which use natural graphite materials or components and the possibility that manufacturers of proton exchange membrane ("PEM") fuel cells using those materials or components may obtain those materials or components or the natural graphite used in them from other sources,

      o the possibility that we may not be able to protect our intellectual property or that intellectual property used by us infringes the rights of others,

      o the possibility of delays in or failure to achieve successful development and commercialization of new or improved products, the possibility of delays in meeting or failure to meet contractually specified development objectives and the possible inability to fund and successfully complete expansion of manufacturing capacity to meet growth in demand for new or improved products, if any,

      o the possibility that expected cost savings from our enhanced global restructuring and rationalization plan, our POWER OF ONE initiative, the restructuring of our graphite specialties business and other cost reduction efforts will not be fully realized,

      o the possibility that we may incur unanticipated health, safety or environmental compliance, remediation or other costs or experience unanticipated labor difficulties,

      o the occurrence of unanticipated events or circumstances relating to strategic plans or programs, including completion of financial alternatives to create more value for our stockholders from Graftech, or relating to restructuring, realignment, strategic alliance, supply chain, technology development or collaboration, investment, acquisition, joint venture, operating, integration, tax planning, rationalization, financial or capital projects,

      o changes in interest or currency exchange rates, changes in competitive conditions, changes in inflation affecting our raw material, energy or other costs, development by others of substitutes for some of our products and other technological developments,

      o the possibility that changes in financial performance may affect our compliance with financial covenants under the New Senior Facilities, and

      o other risks and uncertainties, including those described elsewhere or incorporated by reference in this Report or the Annual Report.

      No assurance can be given that any future transaction about which forward-looking statements may be made will be completed or as to the timing or terms of any such transaction.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

      We are one of the world's largest manufacturers and providers of high quality natural and synthetic graphite and carbon based products and services, offering energy solutions to industry-leading customers worldwide engaged in the manufacture of steel, aluminum, silicon metal, automotive products and electronics. We have a global business, selling our products in more than 80 countries and owning 15 manufacturing facilities located in Brazil, France, Italy, Mexico, Russia, Spain, South Africa, and the U.S.

      Our industrial businesses (which consist principally of our graphite and carbon electrode and cathode businesses) and our technology businesses (which consist principally of our flexible graphite and graphite specialties businesses) operate under different business environments and require different management direction. As a result, in the 2001 first quarter, we began to realign our operations into two new business segments called our Advanced Energy Technology Division and our Graphite Power Systems Division. We expect that this realignment will change our corporate vision from an industrial product driven company to a customer energy solution company. We expect to complete this realignment in 2001. This Report is our first periodic report filed with the SEC that reports financial information using the new segments.

      Our Advanced Energy Technology Division includes our flexible graphite and graphite specialties businesses and a new business unit called HT2 focusing on the sale of technology solutions and technical services. Graftech and our refractories and composite tooling businesses are part of this division. Flexible graphite is used in gasket and other sealing applications primarily for internal combustion engines, pipe flanges, and chemical and petrochemical industry process equipment. Flexible graphite is a natural graphite based product, while most of our other products are petroleum coke-based products. We are developing applications for high quality, highly engineered natural graphite based products and solutions for customers for applications in the fuel cell, computer and communication equipment, electrical device, thermal management, building material, fire protection, energy management and industrial furnace heat management industries.

      The strategic goal of this division is to create and deliver stockholder value through commercialization of proprietary technologies into high growth markets. The primary drivers for achieving this strategic goal are expected to be delivery of engineered solutions into high growth markets, acceleration of technological development, performance to key milestones, component manufacturing, and establishment of key strategic alliances.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


      Our Graphite Power Systems Division includes our electrode and cathode businesses. Graphite electrodes are consumed primarily in the production of steel in electric arc furnaces, the steelmaking technology used by all "mini-mills." Mini-mills constitute the growth sector of the steel industry. Graphite electrodes are also used for refining steel in ladle furnaces and in other smelting processes. Carbon electrodes are used primarily in the production of silicon metal, which is used in the manufacture of aluminum. Cathodes are used as lining for furnaces that smelt aluminum.

      The strategic goal of this division is to generate strong cash flow through delivery of superior quality products and premium customer technical service, low cost production and increased globalization. The primary drivers for achieving this strategic goal are expected to be number one market positions worldwide, operational excellence, supply chain optimization, and establishment of key strategic alliances.

      We expect that this realignment will help us allocate our physical and human capital efficiently to achieve our corporate goals. Among other things, we intend to allocate capital to our higher growth businesses, our Advanced Energy Technology Division, and to optimize the capital effectiveness of our Graphite Power Systems Division through cost management and product strategies. We have directed our management team to concentrate on the strategic drivers of their particular businesses, and intend to motivate them to deliver on key milestones.

       The milestones for 2001 for our Advanced Energy Technology Division are:

            o     revenue growth,

            o     intellectual property development and protection,

            o     expansion of strategic alliances,

            o     development of new prototype and next generation products, and

            o start up of our first advanced flexible graphite production line.

       Accomplishments against these milestones through April 2001 were:

            o selection to collaborate with leading chip manufacturers as a research and development technology partner for the development of thermal management solutions,

            o announcement of additional prototype products for use in the computer and communications industries, validating the capability of our eGraf(TM) electronic

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


                  thermal management product line to reach beyond thermal interface materials to include electronic thermal component applications,

            o filing of 6 U.S. and 15 foreign patent applications and receipt of 8 patents,

            o entry into a ten-year carbon fiber technology royalty arrangement with Conoco,

            o entry into a carbon fiber manufacturing tolling arrangement with Conoco,

            o completion of installation of our $9 million advanced flexible graphite production line, with commissioning underway, and

            o completion of the first phase of a study to evaluate the technical and commercial feasibility of development of a graphite flake deposit in Quebec, Canada, which deposit is expected to be a major supplier of Graftech's raw material needs, including those of our advanced flexible graphite production line.

       The milestones for 2001 for our Graphite Power Systems Division are:

            o     securing graphite electrode price increases,

            o     world class supply chain optimization,

            o     continued focus on quality,

            o     cost reductions,

            o     progress on key alliances, and

            o     continued tight working capital management.

       Accomplishments against these milestones through April 2001 were:

            o announcement that, effective for new orders placed after April 6, 2001, the base price for graphite electrodes in Western Europe, Eastern Europe, Middle East, North Africa and Commonwealth of Independent States increased euro 200 per metric ton,

            o completion of broadening of our strategic alliance with Pechiney in the cathode business,

            o entry into joint venture agreements with Jilin Carbon Co. Ltd., to produce and sell graphite electrodes in China.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


     Our divisional strategies build on our broad strengths. We believe that our strengths include:

          o our strong market position (we have the largest share of the free trading markets in all of our major product lines),

          o our global manufacturing base, which includes multiple, fully integrated, state of the art facilities in diverse geographic regions,

          o our successful global restructuring, reengineering, rationalization and integration projects and programs that have generated cost savings and operating efficiencies and reduced our cost structure for manufacturing graphite electrodes and cathodes, which we believe is currently the lowest among the major producers in the industry,

          o    our management team,

          o    our exceptional customer service,

          o    our diversified customer base, and

          o our existing technology and our product innovation and process improvement capabilities.

Our overall corporate strategy is to use our divisional strategies and our strengths to create stockholder value by generating revenue growth, reducing leverage, maximizing free cash flow and improving gross margins. In support of these strategies, we are implementing a global business transformation initiative entitled POWER OF ONE.

         STRATEGIC ALLIANCES. We are pursuing strategic alliances that enhance or complement our existing or related businesses. Strategic alliances may be in the form of joint venture, licensing, supply or other arrangements.

         In March 2001, we contributed our Brazilian cathode manufacturing operations with a book value of $3 million to Carbone Savoie. Pechiney, the 30% minority owner of Carbone Savoie, contributed approximately $9 million to Carbone Savoie as part of this transaction. Prior to these contributions, all of Carbone Savoie's manufacturing operations were located in France. The cash contribution will be used to upgrade manufacturing operations in Brazil and France, which is expected to be completed in early 2002. Ownership in Carbone Savoie remains 70% by us and 30% by Pechiney. Under our now broadened alliance, Carbone Savoie holds our entire cathode manufacturing capacity, which is about 40,000 metric tons of cathodes annually.

      In April 2001, we entered into production and marketing joint venture agreements with Jilin Carbon Co., Ltd. ("JILIN") to produce and sell ultra-high power graphite electrodes in China.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

      The production joint venture is expected to have capacity to manufacture about 20,000 metric tons of graphite electrodes annually and to be configured so as to be expandable to about 30,000 metric tons. The production joint venture is expected to utilize renovated capacity at Jilin's main facility in Jilin City and to complete additions at another site in Changchun that were begun by Jilin. The first phase of renovations is expected to be completed by 2002. We will provide cash and technical assistance for a 25% ownership interest in the production joint venture. The parties formed a separate equally owned joint venture to market and sell the graphite electrodes produced by the production joint venture.

      We have also developed a strategic relationship with Conoco, which builds upon our historical relationship with Conoco as one of our key suppliers. Conoco is a major producer of petroleum coke, the principal raw material used by our Graphite Power Systems Division.

      In one of the first steps in broadening this relationship, in December 2000, we entered into a license and technical services agreement with Conoco to license our proprietary technology for use at the carbon fiber manufacturing facility that Conoco is building in Ponca City, Oklahoma. In addition, we will continue to provide a wide variety of technical services to Conoco. Under a separate tolling agreement, which was entered into in February 2001, we will utilize proprietary manufacturing technology of our graphite specialties business to provide manufacturing services at our Clarksburg, West Virginia facility for carbon fibers to be subsequently produced at Conoco's new facility. Conoco's new carbon fiber technology could be used in portable power applications, such as personal computers and cell phones, as well as a wide range of other electronic devices and automotive applications. This technology could also be used in building and construction applications, such as roads, bridges, concrete panels and other construction materials.

     We are working with Conoco to expand our strategic relationship in supply chain and other areas.

     COST SAVINGS. UCAR's Board of Directors adopted a global restructuring and rationalization plan in September 1998 and we launched additional initiatives to enhance the plan in October 1999. We believe that the plan is the most aggressive major cost savings plan currently being implemented in the graphite and carbon industry. These savings are permanent on-going cost savings.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


     In connection with the plan, we identified plant cost reduction projects and evaluated every aspect of our supply chain. We improved performance through realignment and standardization of critical business processes, standardization of enterprise wide systems, and improvement of information technology infrastructure and interfaces with trading partners. Our targets include decreasing inventories, as measured against inventory levels and based on production levels for the 1999 first nine months (annualized), by over 20%, or to about $180 million, and reducing our cash cycle time, by the end of 2002, by about one-third as compared to 1998. We have already achieved our inventory level target.

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

     In March 2001, we entered into a ten year service contract with CGI Group Inc. ("CGI") pursuant to which CGI became the delivery arm for our global information technology service requirements, including the design and implementation of our global information and advanced manufacturing and demand planning processes, using J.D. Edwards software. Through this contract, we expect to transform our information technology service capability into an efficient, high quality enabler for driving our global supply chain initiatives as well as contributing to our cost reduction objectives. Under the outsourcing provisions of this contract, CGI will manage our data center services, networks, desktops, telecommunications and legacy systems, with an anticipated annual cost savings of about $1 million. Through this contract, we will be able to leverage the resources of CGI to assist us in achieving our information technology goals and our targeted cost savings. The corporate restructuring we announced in the 2000 fourth quarter realigns certain functional areas to assist us to achieve targeted savings. We continue to target reducing selling and administrative expenses to 8% of net sales by the end of 2002, a reduction of almost 30% as compared to 1998.

      We have evaluated and continue to refine our debt, working capital and organizational structures to improve cash management and reduce tax expense. The plan contemplates the reduction of gross debt to a target of $550 million by the end of 2002 and a substantial reduction in annual interest expense. Our ability to achieve this target and reduction could be affected materially by such risk factors as changes in currency exchange or interest rates, delays in completing or failures to complete financial options for our flexible graphite or other technology businesses or to complete strategic alliances, joint ventures or acquisitions, changes in strategic plans, changes in estimated liabilities or expenses in connection with antitrust investigations,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


laws or claims or in the anticipated timing of payment thereof, or changes in conditions affecting our industry or our cost saving, tax planning or other initiatives.

      POWER OF ONE BUSINESS TRANSFORMATION INITIATIVE. In support of our strategy, we have launched a global business transformation initiative entitled POWER OF ONE. POWER OF ONE is a coordinated global self-assessment and business process rationalization and transformation initiative driving one consistent theme throughout our organization: "becoming the best." We expect the initiative to accelerate development and implementation of business opportunities and develop leadership skills more broadly within all management levels as well as support our efforts to reduce costs and working capital needs, improve efficiencies and product quality, shorten cycle times and achieve "best in class" performance. We believe that most of the future investment for this initiative will be funded from cost savings to be realized.

      CHANGES AFFECTING OUR GRAPHITE SPECIALTIES BUSINESS. During late 1999 and into the 2000 first quarter, our graphite specialties business experienced significant adverse change due to a decline in demand, particularly from certain segments of the semiconductor industry, growth in supply due to expansion by other producers, a decline in prices and delays in bringing new or improved products to market. This change indicated the need for assessing the recoverability of the long-lived assets of this business. These assets were located primarily at our plant in Clarksburg, West Virginia. We estimated the future undiscounted cash flows expected to result from the use of these assets and concluded they were below the respective carrying amounts. Accordingly, we recorded an impairment loss of $35 million for the unrecoverable portion of these assets, effectively writing down the carrying value of the fixed assets to their estimated fair value of $6 million. In 2000, we restructured the business. The key elements of the restructuring consisted of elimination of low profitability product lines, rationalization of operations to generate costs savings and improve profitability of the remaining product lines, and use of graphite specialties technology to develop new and expand existing markets. Accordingly, in the 2000 first quarter, we recorded a restructuring charge of $6 million. In the 2000 third quarter, based on subsequent developments, we decided not to demolish certain buildings. Accordingly, we reversed the $4 million of the charge related thereto. The $2 million balance of the charge related primarily to severance costs. We expect the restructuring to generate cost savings at an annual run rate of $7 million by the end of 2001.

      DEBT RECAPITALIZATION. In February 2000, we completed a debt recapitalization. We obtained the New Senior Facilities, which were amended in October 2000. We used the net proceeds from the New Senior Facilities to repay and terminate the Prior Senior Facilities, to redeem the Subordinated Notes at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, to replace the outstanding borrowings under our prior revolving credit facility, to repay certain other debt and to pay related expenses. The debt recapitalization lowered our average annual interest rate, extended the average maturities of our debt and replaced our financial and other covenants. In light of changes in conditions affecting our industry, changes in global and regional economic conditions, our recent financial performance

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


and other factors, we closely monitor our compliance with those covenants. We recorded an extraordinary charge of $13 million, net of tax, in connection with our debt recapitalization. The charge includes the redemption premium on the Subordinated Notes, bank, legal, accounting, filing and other fees and expenses, and write-off of deferred debt issuance costs.

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

      Actual fines, settlements, liabilities and expenses, including any fine to be assessed by the antitrust authority of the European Union, could be materially higher than the amounts we used for purposes of the $340 million charge and the timing of payment thereof could be sooner than anticipated. The guilty pleas make it more difficult to defend against other investigations, lawsuits and claims. At our request, each of the remaining three payments of the DOJ fine has been deferred by one year. Our insurance has not and will not materially offset liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

      HIGHLIGHTS OF 2001 FIRST QUARTER AS COMPARED TO 2000 FOURTH QUARTER. The net sales of our Advanced Energy Technology Division increased to $35 million in the 2001 first quarter from $31 million in the 2000 fourth quarter, primarily due to higher volume of all products,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


particularly carbon refractories, sold. The gross profit in the 2001 first quarter was $11 million (31.4% of net sales), an increase from gross profit in the 2000 fourth quarter of $9 million (29.0% of net sales). The increase in gross margin was primarily due to higher volume sold and technical service and technology license fees.

      The net sales of our Graphite Power Systems Division declined to $136 million in the 2001 first quarter from $159 million in the 2000 fourth quarter, primarily due to lower volume of all products sold, partially offset by higher prices for graphite electrodes. Volume of graphite electrodes sold during the 2001 first quarter was 43,000 metric tons as compared to 55,300 metric tons in the 2000 fourth quarter. The lower volume of graphite electrodes sold represented a reduction of $30 million in net sales. Average sales revenue per metric ton of graphite electrodes in the 2001 first quarter was $2,419 as compared to the average in the 2000 fourth quarter of $2,260. The higher average sales revenue per metric ton represented an increase of $9 million in net sales. About 68% of the increase in the average was due to higher selling prices and changes in product mix, and the balance was due to changes in currency exchange rates. The gross profit of the division in the 2001 first quarter was $38 million (27.9% of net sales), a decrease from gross profit in the 2000 fourth quarter of $42 million (26.4% of net sales). The decrease in gross profit was largely due to lower volume sold, higher energy costs in North America and lower operating levels. Lower operating levels and higher energy costs resulted in a $55 increase in average cost of sales of graphite electrodes per metric ton for the 2001 first quarter as compared to the 2000 fourth quarter. The increase in gross margin was primarily due to higher average graphite electrode prices and improvements in our cathode business.

      Selling, administrative and other expense was $21 million in the 2001 first quarter, an increase of $2 million from $19 million in the 2000 fourth quarter. The increase was primarily due to increases in the provision for doubtful receivables. Interest expense was $19 million in the 2001 first quarter, an increase of $1 million from the 2000 fourth quarter.

      For the 2001 first quarter, the effective income tax rate was 40%, an increase from the 2000 fourth quarter effective income tax rate of 30%, primarily due to the fact that a higher percentage of our earnings were derived from higher tax jurisdictions.

      GLOBAL ECONOMIC CONDITIONS AND OUTLOOK. We are a global company and serve all major geographic markets. Accordingly, we are impacted in varying degrees, both positively and negatively, as country or regional conditions affecting the markets for our products fluctuate.

      Throughout 1998 and the 1999 first quarter, electric arc furnace steel production declined as a result of adverse global and regional economic conditions. A recovery began in the 1999 second quarter that lasted through mid-2000. Beginning in mid-2000, electric arc furnace steel production began to weaken in North America. The weakening became more severe in the 2000 fourth quarter and is expected to continue at least through the 2001 second quarter, and may impact other regional economies. Notwithstanding that weakening, in 2000, estimated

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


worldwide electric arc furnace steel production was a record 285 million metric tons (about 34% of total steel production). These fluctuations in electric arc furnace steel production resulted in corresponding fluctuations in demand for graphite electrodes. Pricing, however, weakened throughout most of this period.

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

      In anticipation of lower demand in 2001 and consistent with our continuing efforts to reduce inventory levels, we have reduced operating levels at certain of our facilities. This resulted in a layoff in 2000 of about 70 production employees in North America. Assuming no change in product mix and no change in currency exchange rates from those in effect at December 31, 2000, we believe that lower production rates and higher energy and raw material costs will increase our graphite electrode costs of sales by 3% to 4% in 2001 as compared to 2000.

      In our Advanced Energy Technology Division, we expect double-digit net sales growth in 2001 and margin expansion over 2000.

      In April 2001, Conoco UK Ltd. experienced an explosion at its petroleum coke plant in Humberside, England. Conoco produces petroleum coke at two plants, Humberside and Lake Charles, Louisiana. Conoco UK Ltd. has placed petroleum coke customers on allocation until the end of July. We are working with Conoco and other coke producers to minimize interruptions in deliveries to us.

      Our outlook could be significantly impacted by changes in global or regional economic conditions, including the impact of interest rate reductions on the part of the U.S. Federal Reserve and an improvement in the automotive industry in North America.

      CURRENCY MATTERS. We incur manufacturing costs and sell our products in multiple currencies. As a result, in general, our results of operations and financial condition are affected

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


by changes in currency exchange rates and by inflation in countries with highly inflationary economies where we have manufacturing facilities. To manage certain exposures to risks caused by changes in currency exchange rates, we engage in hedging activities and use various off-balance sheet financial instruments. To account for translation of foreign currencies into dollars for consolidation and reporting purposes, we record foreign currency translation adjustments in accumulated other comprehensive income (loss) as part of stockholders' equity in the Consolidated Balance Sheets, except in the case of operations in highly inflationary economies or which predominantly use the dollar for their purchases and sales where we record foreign currency translation gains and losses as part of other (income) expense, net in the Consolidated Statement of Operations. We also record foreign currency transaction gains and losses as part of other (income) expense, net.

     During 2000 and the 2001 first quarter, many of the currencies in which we manufacture and sell our products weakened against the dollar. The most significant consisted of the weakening of the euro, which devalued about 6% against the dollar during 2000 and about 6% in the 2001 first quarter, the weakening of the Brazilian currency, which devalued about 8% against the dollar during 2000 and devalued about 10% in the 2001 first quarter, and the weakening of the South African currency, which devalued about 19% during 2000 and about 6% in the 2001 first quarter.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2000. Net sales of $171 million in the 2001 first quarter represented a $24 million, or 12%, decrease from net sales of $195 million in the 2000 first quarter. Gross profit of $49 million in the 2001 first quarter represented an $8 million, or 14%, decrease from gross profit of $57 million in the 2000 first quarter. Gross profit margin was 28.7% in the 2001 first quarter as compared to 29.2% in the 2000 first quarter. The decrease in net sales and gross profit was primarily due to lower volume of graphite and carbon electrodes sold.

      Cost of sales declined primarily due to lower volumes sold. The impact of lower volumes sold was partially offset by higher energy costs. Cost of sales per metric ton increased due to lower production levels. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than the percentage decrease in cost of sales, some of which are essentially fixed.

      ADVANCED ENERGY TECHNOLOGY DIVISION. Net sales increased to $35 million in the 2001 first quarter from $34 million in the 2000 first quarter, primarily due to an increase in volume of all products sold, particularly refractories, and technical service and technology license fees, partially offset by a decrease in volume of flexible graphite sold for gasket applications due to lower demand from the automotive industry. Cost of sales decreased to $24 million in the 2001 first quarter from $26 million in the 2000 first quarter. The decrease was primarily due to lower

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


volume of flexible graphite sold for gasket applications and the impact of the restructuring of our graphite specialties business. Gross profit in the 2001 first quarter was $11 million (31.4 % of net sales), an increase from gross profit in the 2000 first quarter of $8 million (23.5 % of net sales). The increase in gross margin was due to the fact that net sales increased and cost of sales decreased.

      GRAPHITE POWER SYSTEMS DIVISION. Net sales declined to $136 million in the 2001 first quarter from $161 million in the 2000 first quarter, primarily due to lower volume of all products sold, particularly graphite electrodes. Volume of graphite electrodes sold was 43,000 metric tons during the 2001 first quarter as compared to 51,200 metric tons in the 2000 first quarter. The decrease in volume of graphite electrodes sold represented a reduction of $20 million in net sales. Average sales revenue per metric ton of graphite electrodes in the 2001 first quarter was $2,419 as compared to the average in the 2000 first quarter of $2,485. The lower average sales revenue per metric ton represented a reduction of $3 million in net sales. Unfavorable changes in currency exchange rates represented a reduction of $5 million in net sales of graphite electrodes, offsetting the benefits of increases in selling prices in local currencies. Cost of sales decreased to $98 million in the 2001 first quarter from $112 million in the 2000 first quarter. The decrease was primarily due to lower volume of electrodes sold. Lower operating levels and higher energy costs resulted in a $30 higher average cost of sales per metric ton for the 2001 first quarter as compared to the 2000 first quarter. Gross profit in the 2001 first quarter was $38 million (27.9% of net sales), a decrease from gross profit in the 2000 first quarter of $49 million (30.4% of net sales). The decrease in gross margin was due to the fact that the decline in net sales exceeded the decline in cost of sales.

      OPERATING PROFIT FOR US AS A WHOLE. Operating profit in the 2001 first quarter was $25 million, or 14.6% of net sales, as compared to operating profit in the 2000 first quarter of $24 million, or 12.3% of net sales. Operating profit in the 2000 first quarter includes a restructuring charge of $6 million relating to our graphite specialties business. Excluding the restructuring charge, operating profit in the 2000 first quarter would have been 15.4% of net sales, which was higher than in the 2001 first quarter primarily due to higher gross profit, partially offset by higher selling, administrative and other expenses.

      Selling, administrative and other expense decreased to $21 million in the 2001 first quarter from $24 million in the 2000 first quarter primarily due to lower variable compensation expense and lower costs related to our POWER OF ONE initiative.

      OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense decreased to $19 million in the 2001 first quarter from $21 million in the 2000 first quarter. The decrease resulted from lower average annual interest rates and lower average total debt outstanding. Average outstanding total debt was $729 million in the 2001 first quarter as compared to $841 million in the 2000 first quarter. The average annual interest rate was 8.8% in the 2001 first quarter as compared to 9.5% in the 2000

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


first quarter. These average annual interest rates exclude imputed interest on the DOJ fine. The decrease in the average annual interest rate was due primarily to a change in the index for determining our variable interest rates (from LIBOR to euro LIBOR), partially offset by an increase in the margin over the index on which our interest rates are determined.

      Provision for income taxes was $2 million in the 2001 first quarter as compared to nil in the 2000 first quarter. The effective tax rate for the 2001 first quarter was 40%, which was higher than the U.S. federal statutory income tax rate of 35%. The higher rate in the 2001 first quarter was primarily a result of the fact that a substantial percentage of our earnings were derived from higher tax jurisdictions. The effective tax rate for the 2000 first quarter, excluding the impact of the tax benefit relating to the restructuring of our graphite specialties business, was 25%. The rate for the 2000 first quarter was lower than the U.S. federal statutory income tax rate primarily a result of tax planning strategies, earnings repatriation plans and earnings from consolidated entities with lower effective tax rates.

      In connection with our debt recapitalization, we recorded an extraordinary charge of $13 million, net of tax, in the 2000 first quarter.

      As a result of the changes described above, net income for the 2001 first quarter was $3 million as compared to net loss for the 2000 first quarter of $11 million.

LIQUIDITY AND CAPITAL RESOURCES

      Our sources of funds have consisted principally of invested capital, cash flow from operations and debt financing. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures and payment of fines, liabilities and expenses in connection with investigations, lawsuits and claims.

      We are highly leveraged and have substantial obligations in connection with antitrust investigations, lawsuits and claims. We had total debt of $715 million and stockholders' deficit of $320 million at March 31, 2001 as compared to total debt of $735 million and stockholders' deficit of $316 million at December 31, 2000. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent operating results.

      Cash and cash equivalents were $56 million at March 31, 2001 as compared to $47 million at December 31, 2000. Net debt (which is total debt, net of cash, cash equivalents and short-term investments) was $659 million at March 31, 2001 as compared to $688 million at December 31, 2000.

      In February 2000, we completed a debt recapitalization. We obtained the New Senior Facilities and used the net proceeds to repay and terminate the Prior Senior Facilities, to redeem

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

      Our ability to service our debt, as it comes due, including maintaining compliance with the covenants under the New Senior Facilities, and to meet these and other obligations as they come due is dependent on our future financial and operating performance. This performance, in turn is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, developments in antitrust investigations, lawsuits and claims involving us and inflation in raw material, energy and other costs. While there is no requirement as to when fines, if any, must be assessed, we believe that it is likely that fines to be assessed by the antitrust authority of the European Union will be assessed during 2001.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

      We are dependent on our revolving credit facility and continuing compliance with the financial covenants under the New Senior Facilities for liquidity. The New Senior Facilities require us to, among other things, comply with specified minimum interest coverage and maximum leverage ratios. In October 2000, we obtained an amendment to the New Senior Facilities. The amendment, among other things, increased the maximum leverage ratio permitted thereunder through June 30, 2001. Beginning September 30, 2001, the ratios become more restrictive. At March 31, 2001, we were in compliance with those financial covenants.

      While our revolving credit facility provides for maximum borrowings of up to[euro]250 million, our current ability to borrow under this facility is effectively substantially less than the maximum due to the impact additional borrowings under this facility would have on our compliance with the maximum leverage ratio permitted under the New Senior Facilities.

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

      CASH FLOW PROVIDED BY OPERATING ACTIVITIES. Cash flow provided by operating activities was $11 million in the 2001 first quarter as compared to cash flow provided by operating activities of $14 million in the 2000 first quarter. The decreased generation of cash flow of $3 million resulted primarily from changes in non-cash charges.

      CASH FLOW USED IN INVESTING ACTIVITIES. We used $4 million of cash flow for investing activities during the 2001 first quarter as compared to $7 million during the 2000 first quarter.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


This reduction of $3 million was primarily due to a reduction in cash flow used for capital expenditures.


      CASH FLOW PROVIDED BY FINANCING ACTIVITIES. Cash flow provided by financing activities was $4 million for the 2001 first quarter as compared to cash used in financing activities of $9 million in the 2000 first quarter. During the 2001 first quarter, we received $9 million from an additional minority investment in connection with the broadening of our strategic alliance in the cathode business with Pechiney. During the 2000 first quarter, we incurred $28 million of costs in connection with our debt recapitalization in February 2000, of which we paid $25 million in the 2000 first quarter.


ACCOUNTING CHANGES

      In September 2000, FASB issued Statement of Financial Accounting Standard ("SFAS") 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of SFAS 125 which has the same title. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings, and requires certain additional disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We believe that SFAS 140 will not materially impact our results of operations, cash flows or financial position.

      In June 1998, FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was later amended by SFAS 137 and SFAS 138. SFAS 133, as amended, requires recognition of the fair value of all derivative instruments, including certain derivative instruments embedded in other contracts (collectively called derivatives), on the balance sheet and establishes new accounting rules for hedging activities. We were required to adopt SFAS 133, as amended, on January 1, 2001. The adoption did not materially impact our results of operations, cash flows or financial position.

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

      Our exposure to changes in interest rates results primarily from variable or floating rate long-term debt where the interest rate is determined based on LIBOR or euro LIBOR. We enter into agreements with financial institutions which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. At March 31, 2001 we had an interest rate cap on $100 million of debt, limiting the floating interest rate factor on this debt to 6.6% through May 8, 2001 and we had interest rate caps on[euro]200 million of debt, limiting the floating interest rate factor on this debt to 5.0% through February 27, 2002.

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

      When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. We held contracts for the purpose of hedging against these risks with an aggregate notional amount of about $74 million at March 31, 2001 and $69 million at December 31, 2000. All of our contracts mature within one year. All of our contracts are marked-to-market monthly and, accordingly, transaction gains and losses are reflected in the Consolidated Statements of Operations. Unrealized gains and losses on our outstanding contracts were a $1 million unrealized loss at March 31, 2001 and nil at December 31, 2000.

                                    PART II

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


                            ITEM 1. LEGAL PROCEEDINGS

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

      In January 2000, pursuant to a plea agreement with the DOJ, Robert P. Krass, former Chairman of the Board, President and Chief Executive Officer, who retired and resigned from all positions with us in March 1998, pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to a term of incarceration and payment of a fine. In February 2000, pursuant to a plea agreement with the DOJ, Robert J. Hart, former Senior Vice President and Chief Operating Officer, who retired and resigned from all positions with us in March 1998, pled guilty to a similar charge and were sentenced to a term of incarceration and payment of a fine. In January 2000, George S. Schwegler, former Director, Export Sales Europe, was indicted by the DOJ on a similar charge.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


We do not intend to reimburse Messrs. Krass and Hart for their fines or Mr. Schwegler for any costs or fines he may incur as a result of such indictment.

      In January 2000, Mitsubishi, one of our former parents, was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes. Mitsubishi entered a plea of not guilty. In February 2001, a jury found Mitsubishi guilty of the charge. Mitsubishi has entered into a sentencing agreement with the DOJ, which is subject to approval of the Court, pursuant to which Mitsubishi has agreed to pay a fine of $134 million and not appeal its conviction.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

      In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the District Court (the "FOREIGN CUSTOMER LAWSUITS"). The first complaint, entitled FERROMIN INTERNATIONAL TRADE CORPORATION, ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 26 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP NEW ZEALAND LTD. ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled SAUDI IRON AND STEEL COMPANY V. UCAR INTERNATIONAL INC., ET AL., was filed by a steelmaker who is located outside the U.S. In each

                                 PART II (CONT'D)

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

      Through March 31, 2001, except as described in the next paragraph, we have settled all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible antitrust claims by certain other customers who negotiated directly with us. The settlements cover virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The settlement of the antitrust class action also covers the actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments due thereunder have been timely made.

      The foreign customer lawsuits and the carbon electrode lawsuits have not been settled and are still in their early stages. We have been vigorously defending against these lawsuits as well as all threatened lawsuits and possible unasserted claims, including those mentioned above. We

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims.

      It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

1997 ANTITRUST EARNINGS CHARGE

      We recorded a pre-tax charge of $340 million against results of operations for 1997 as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $340 million reserve is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as the continuing investigations and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $340 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at March 31, 2001, such amount continues to represent our estimate of these liabilities and expenses. In the aggregate, the fines and net settlements and expenses are within the amounts we used to evaluate the $340 million charge.

      Through March 31, 2001, we have paid an aggregate of $241 million of fines and net settlement and expense payments and $11 million of imputed interest. At March 31, 2001, $99 million remained in the reserve and, based on information known to us at April 30, 2001, the aggregate amount of remaining committed payments for fines and settlements at March 31, 2000 was about $55 million. The aggregate amount of remaining committed payments for imputed interest at March 31, 2001 was about $12 million. About $6 million of the committed payments for fines and settlements are due on or before March 31, 2002.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS

      In February 2000, at the direction of a special committee of independent directors of UCAR's Board of Directors, we commenced a lawsuit in the U.S. District Court for the Southern District of New York against our former parents, Mitsubishi Corporation and Union Carbide Corporation. The other defendants named in the lawsuit include two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in 1995, Hiroshi Kawamura and Robert D. Kennedy. Mr. Kennedy, who was a director of UCAR at the time the lawsuit was commenced, resigned as such on March 14, 2000.

      In the lawsuit, we allege, among other things, that, in January 1995, Mitsubishi and Union Carbide had knowledge of facts indicating that UCAR had engaged in illegal graphite electrode price fixing activities and that any determination of UCAR's statutory capital surplus would be overstated as a result of those activities. We also allege that certain of their representatives knew or should have known about those activities. In January 2000, Mitsubishi was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes. Mitsubishi entered a plea of not guilty. In February 2001, a jury found Mitsubishi guilty of the charge. Mitsubishi has entered into a

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


sentencing agreement with the DOJ, which is subject to approval of the District Court, pursuant to which Mitsubishi has agreed to pay a fine of $134 million and not appeal its conviction. Mitsubishi has also been named as a defendant in several civil antitrust lawsuits commenced by electric arc furnace steel producers with respect to its alleged participation in those activities. In addition, we allege that, in January 1995, UCAR did not have the statutory capital surplus required to lawfully authorize the payments that UCAR made to its former parents. We also allege that Mitsubishi and Union Carbide were unjustly enriched by receipts from their investments in UCAR and that they knowingly induced or actively and substantially assisted former senior management of UCAR to engage in illegal graphite electrode price fixing activities in breach of their fiduciary duties to UCAR.

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

      Litigation such as this lawsuit is complex. Complex litigation can be lengthy and expensive. We expect to incur between $10 million and $20 million for legal expenses to pursue this lawsuit through trial. These expenses will be accounted as operating expenses and will be expensed as incurred. Through March 31, 2001, we incurred $4 million of such legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties, both substantive and procedural, including statute of limitation and other defenses, claims for indemnification and other counterclaims as well as those motions to dismiss and motions to disqualify. We may at any time settle this lawsuit.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

               The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

         EXHIBIT
         NUMBER                                    DESCRIPTION OF EXHIBIT

         None.

 (B)   REPORTS ON FORM 8-K

                No Report on Form 8-K was filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UCAR INTERNATIONAL INC.



Date: May 7, 2001                            By:/S/ Corrado F. De Gasperis
                                                --------------------------------
                                                Corrado F. De Gasperis
                                                VICE PRESIDENT AND
                                                CHIEF INFORMATION OFFICER
                                                (PRINCIPAL ACCOUNTING OFFICER)