Form 10-Q
period 2001-06-30
UCAR INTERNATIONAL INC
filed 2001-08-08
CIK 931148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of June 30, 2001, 45,407,724 shares of common stock, par value $.01 per share, were outstanding.


================================================================================

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION:

   ITEM 1. FINANCIAL STATEMENTS:

        Consolidated Balance Sheets at December 31, 2000
         and June 30, 2001...........................................    Page 2

        Consolidated Statements of Operations for the Three Months
         and Six Months ended June 30, 2000 and 2001.................    Page 3

        Consolidated Statements of Cash Flows for the Six Months
         ended June 30, 2000 and 2001................................    Page 4

        Consolidated Statement of Stockholders' Equity (Deficit)
         for the Six Months ended June 30, 2001......................    Page 5

        Notes to Consolidated Financial Statements...................    Page 6

   INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1...............    Page 25

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..................................   Page 31

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISKS..............................................   Page 54


PART II.  OTHER INFORMATION:

   ITEM 1. LEGAL PROCEEDINGS..........................................   Page 56

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   Page 63

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................   Page 64


SIGNATURE.............................................................   Page 66

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                     DECEMBER 31,      JUNE 30,
                               ASSETS                                   2000             2001
                                                                        ----             ----
CURRENT ASSETS:
   Cash and cash equivalents.....................................     $      47        $     35
   Notes and accounts receivable.................................           121              97
   Inventories:
      Raw materials and supplies.................................            41              42
      Work in process............................................           103             111
      Finished goods.............................................            31              37
                                                                       ---------        --------
                                                                            175             190
   Prepaid expenses and deferred income taxes....................            18              18
                                                                       ---------        --------
             Total current assets................................           361             340
                                                                       ---------        --------
Property, plant and equipment....................................         1,043             937
Less: accumulated depreciation...................................           652             630
                                                                       ---------        --------
             Net fixed assets....................................           391             307
Other assets.....................................................           156             188
                                                                       ---------        --------
             Total assets........................................      $     908        $    835
                                                                       =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable..............................................     $      99        $     96
   Short-term debt...............................................             3               2
   Payments due within one year on long-term debt................            27              42
   Accrued income and other taxes................................            41              37
   Other accrued liabilities.....................................            90              81
                                                                       ---------        --------
             Total current liabilities...........................           260             258
                                                                       ---------        --------
Long-term debt...................................................           705             651
Other long-term obligations......................................           209             222
Deferred income taxes............................................            36              35
Minority stockholders' equity in consolidated entities...........            14              23

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, par value $.01, 10,000,000 shares
     authorized, none issued.....................................             -               -
   Common stock, par value $.01, 100,000,000 shares authorized,
     47,491,009 shares issued at December 31, 2000, 48,156,536
     shares issued at June 30, 2001..............................             -               -
   Additional paid-in capital....................................           525             537
   Accumulated other comprehensive income (loss).................          (241)           (249)
   Retained earnings (deficit)...................................          (515)           (551)
   Treasury stock at cost, 2,319,482 shares at December 31, 2000
     and 2,322,412 at June 30, 2001..............................           (85)            (85)
   Common stock held in employee benefits trust, 426,400 shares
     at June 30, 2001............................................             -              (6)
                                                                       ---------        --------
Total stockholders' equity (deficit).............................          (316)           (354)
                                                                       ---------        --------
Total liabilities and stockholders' equity (deficit).............     $     908        $    835
                                                                       =========        ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            THREE MONTHS                      SIX MONTHS
                                                           ENDED JUNE 30,                   ENDED JUNE 30,
                                                           --------------                   --------------
                                                        2000            2001            2000             2001
                                                        ----            ----            ----             ----

Net sales...................................        $        199   $        171     $        394  $        342
Cost of sales...............................                 143            120              281           242
                                                       ---------      ----------       ----------      ---------
    Gross profit............................                  56             51              113           100
Research and development....................                   2              3                5             6
Selling, administrative and other expenses..                  23             19               47            40
Restructuring charge........................                   -              5                6             5
Impairment charge...........................                   -             53                -            53
Antitrust investigations and related
    lawsuits and claims.....................                   -             10                -            10
Securities class action and stockholder
    derivative lawsuits.....................                  (1)             -               (1)            -
Other (income) expense (net)................                  (1)             -               (1)            -
                                                       ---------      ----------       ----------     ---------
    Operating profit (loss).................                  33            (39)              57           (14)
Interest expense............................                  18             16               39            35
                                                       ---------      ----------       ----------     ---------
    Income (loss) before provision for income
       taxes, minority interest and
       extraordinary items...................                 15            (55)              18           (49)
Provision (benefit) for income taxes.........                  4            (16)               4           (14)
                                                       ---------      ----------       ----------     ---------
    Income (loss) of consolidated entities
       before minority interest and
        extraordinary items..................                 11           (39)              14            (35)
Less: Minority stockholders' share of income.                 -              -                1              1
                                                       ---------      ----------       ----------     ---------
       Income (loss) before extraordinary item                11            (39)              13           (36)
Extraordinary item, net of tax..............                   -              -               13             -
                                                       ---------      ----------       ----------     ---------
    Net income (loss).......................        $         11   $        (39)     $         -   $        (36)
                                                       =========      ==========       ==========     =========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Income (loss) before extraordinary item.        $       0.24   $      (0.87)     $      0.28   $      (0.80)
    Extraordinary item, net of tax..........                   -              -            (0.28)             -
                                                       ---------      ----------       ---------      ---------
    Net income (loss) per share.............        $       0.24   $      (0.87)     $         -   $      (0.80)

    Weighted average common shares outstanding
       (in thousands).......................              45,138         45,346           45,127         45,284
                                                       =========      ==========       =========      =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Income (loss) before extraordinary item.        $       0.24   $      (0.87)     $      0.28   $      (0.80)
    Extraordinary item, net of tax..........                   -              -            (0.28)             -
                                                       ---------      ----------       ---------      ---------
    Net income (loss) per share.............        $       0.24   $      (0.87)     $         -   $      (0.80)

    Weighted average common and common
       equivalent shares outstanding
       (in thousands).......................              45,734         45,346           45,959         45,284
                                                       =========      ==========       =========      =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                              SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                         2000            2001
                                                                         ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss)..............................................   $      -         $   (36)
    Extraordinary item, net of tax.................................         13               -
    Non-cash charges to net income (loss):
        Depreciation and amortization..............................         22              19
        Deferred income taxes......................................          9             (21)
        Antitrust investigations and related lawsuits and claims...          -              10
        Restructuring charge.......................................          6               -
        Impairment charge..........................................          -              53
        Other non-cash charges (credits)...........................          8              (3)
    Working capital *..............................................        (33)            (21)
    Long-term assets and liabilities...............................          -               -
                                                                        -------         -------
           NET CASH PROVIDED BY OPERATING ACTIVITIES...............         25               1
                                                                        -------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures...........................................        (23)            (11)
    Sale of assets.................................................          -               4
    Maturity of short-term investments.............................          2               -
    Purchase of investment.........................................         (1)              -
                                                                        -------         -------
           NET CASH USED IN INVESTING ACTIVITIES...................        (22)             (7)
                                                                        -------         -------
CASH FLOW FROM FINANCING ACTIVITIES:
    Short-term debt borrowings (reductions), net...................          1              (1)
    Revolving credit facility borrowings, net......................         63              13
    Long-term debt borrowings......................................        641               1
    Long-term debt reductions......................................       (688)            (29)
    Minority interest investment...................................          -               9
    Sale of common stock - stock options...........................          -               2
    Financing costs................................................        (26)              -
                                                                        -------         -------
           NET CASH USED IN FINANCING ACTIVITIES...................         (9)             (5)
                                                                        -------         -------
Net increase (decrease) in cash and cash equivalents...............         (6)            (11)
Effect of exchange rate changes on cash and cash equivalents.......          -              (1)
Cash and cash equivalents at beginning of period...................         17              47
                                                                        -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................   $     11         $    35
                                                                        =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Net cash paid during the period for:
        Interest expense...........................................   $     50         $    33
                                                                        =======         =======
        Income taxes...............................................   $      1         $    15
                                                                        =======         =======
*   Net change in working capital due to the following components:
        (Increase)decrease in current assets:
          Notes and accounts receivable............................   $     14         $    18
          Inventories..............................................         (8)            (26)
          Prepaid expenses.........................................         (1)             (1)
        Increase (decrease) in accounts payable and accruals.......        (18)              1
        Antitrust investigations and related lawsuits and claims...        (16)             (8)
        Restructuring payments.....................................         (4)             (5)
                                                                        -------         -------
            WORKING CAPITAL.........................................   $    (33)        $   (21)
                                                                        =======         =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



                                                    ACCUMULATED
                                                       OTHER                         COMMON STOCK          TOTAL
                                        ADDITIONAL COMPREHENSIVE RETAINED              HELD IN         STOCKHOLDERS'
                                COMMON   PAID-IN      INCOME     EARNINGS  TREASURY    EMPLOYEE            EQUITY
                                 STOCK   CAPITAL      (LOSS)     (DEFICIT)  STOCK    BENEFITS TRUST      (DEFICIT)
                                 -----   -------      ------     -------- ---------  --------------       --------

BALANCE AT DECEMBER 31, 2000      $ -     $  525     $  (241)    $  (515) $   (85)     $      -          $   (316)
Comprehensive income (loss):
    Net income (loss).......        -          -           -         (36)       -             -               (36)
    Foreign currency
      translation
      adjustments...........        -          -          (8)          -        -             -                (8)
                                   ---     ------     -------     -------  -------      --------          --------
        Total comprehensive
           loss.............        -          -          (8)        (36)       -             -               (44)
Sale of 2.5% of Graftech....        -          4           -           -        -             -                 4
Common stock issued to
  employee benefits trust...        -          6           -           -        -            (6)                -
Sale of common stock -
  stock options.............        -          2           -           -        -             -                 2
                                   ---     ------     -------     -------  -------      --------          --------

BALANCE AT JUNE 30, 2001....      $ -     $  537     $  (249)    $  (551) $   (85)     $     (6)         $   (354)
                                   ===     ======     =======     =======  =======      ========          ========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)   INTERIM FINANCIAL PRESENTATION

        The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2001.

IMPORTANT TERMS

        We use the following terms to identify various companies or groups of companies in the Consolidated Financial Statements.

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

        "GRAFTECH" refers to Graftech Inc. only. Graftech is our 97.5% owned (wholly owned prior to June 5, 2001) subsidiary engaged in the development, manufacture and sale of natural graphite-based products.

        "CARBONE SAVOIE" refers to Carbone Savoie S.A.S. only. Carbone Savoie is our 70% owned subsidiary engaged in the development, manufacture and sale of graphite and carbon cathodes.

        "SUBSIDIARIES" refers to those companies which, at the relevant time, are or were majority owned or wholly owned directly or indirectly by UCAR or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of UCAR's subsidiaries have been wholly owned (with DE MINIMIS exceptions in the case of certain foreign subsidiaries) from at least January 1, 1998 through June 30, 2001, except for:

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        o our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became wholly owned;

        o       Carbone Savoie, which has been and is 70% owned; and

        o Graftech, which was 100% owned until June 5, 2001 when it became 97.5% owned.

Our 100% owned Brazilian cathode manufacturing operations were contributed to Carbone Savoie, and as a result became 70% owned, on March 31, 2001.

        "WE," "US" or "OUR" refer collectively to UCAR and its subsidiaries or, if the context so requires, UCAR, UCAR Global or UCAR Finance, individually.

FOREIGN CURRENCY TRANSLATION

        Generally, except for operations in Russia where high inflation has existed, unrealized gains and losses resulting from translating assets and liabilities of foreign operations into dollars are accumulated in other comprehensive income (loss) on the Consolidated Balance Sheets until such time as the operations are sold or substantially or completely liquidated. Translation gains and losses relating to operations where high inflation has existed or which predominantly used the dollar for their purchases and sales are included in other (income) expense (net) in the Consolidated Statements of Operations. Our Mexican subsidiary began using the dollar as its functional currency during 1999 because its sales and purchases are predominantly dollar-denominated. Accordingly, since January 1, 1999, translation gains and losses of its operations are included in income in the Consolidated Statements of Operations, regardless of inflation in Mexico. Prior to August 1, 2000, our Swiss subsidiary used the dollar as its functional currency. Beginning August 1, 2000, our Swiss subsidiary began using the euro as its functional currency because its sales and purchases became predominantly euro-denominated.

OTHER ACCOUNTING MATTERS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets", both of which are effective for all fiscal years beginning after December 15, 2001. These statements establish accounting and reporting standards for business combinations, goodwill, and intangible assets. We are currently evaluating the impact of SFAS 141 and SFAS 142 on our results of operations, cash flows and financial position.

        In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS 125, which has the same title. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings, and requires certain additional

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We believe that SFAS 140 will not impact our results of operations, cash flows or financial position.

(2)   EARNINGS PER SHARE

        Basic and diluted earnings per share are calculated using the following share data:


                                                          THREE MONTHS                SIX MONTHS
                                                         ENDED JUNE 30,             ENDED JUNE 30,
                                                         --------------             --------------
                                                        2000         2001          2000         2001
                                                        ----         ----          ----         ----

Weighted average common shares
    outstanding for basic calculation.......        45,137,732    45,345,828   45,126,619    45,284,211
Add:  Effect of stock options...............           596,407             -      832,177             -
                                                    ----------    ----------   ----------    ----------
Weighted average common shares
    outstanding, adjusted for diluted
    calculation.............................        45,734,139    45,345,828   45,958,796    45,284,211
                                                    ==========    ==========   ==========    ==========


        Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued. As a result of the net loss from operations reported for the three months and six months ended June 30, 2001, 986,196 and 898,781, respectively, of potential common shares have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share.

        In addition, the calculation of weighted average common shares outstanding for the diluted calculation excludes the consideration of stock options covering 4,337,647 and 4,305,447 shares in each of the three months ended June 30, 2000 and 2001, respectively, and 3,074,499 and 4,311,847 shares in each of the six months ended June 30, 2000 and 2001, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

(3)  SEGMENT REPORTING

        Beginning in the 2001 first quarter, we have realigned our businesses into two new reportable segments: our Graphite Power Systems Division; and our Advanced Energy Technology Division. Our Graphite Power Systems Division includes our graphite and carbon

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

electrode and cathode businesses serving primarily the steel, aluminum and ferroalloy industries. Our Advanced Energy Technology Division includes Graftech, our Advanced Carbon and Graphite Materials business unit, which includes our former graphite and carbon specialties businesses, and a new business unit called HT2 that markets technical solutions. These two segments are managed separately because of the different markets they serve and the different products and services they sell.

        We evaluate the performance of our segments based on gross profit. Intersegment sales and transfers are not material.

        The following table summarizes financial information concerning our reportable segments.


                                               THREE MONTHS ENDED JUNE       SIX MONTHS ENDED
                                                      JUNE 30                     JUNE 30
                                                      -------                     -------
                                                  2000        2001           2000        2001
                                                  ----        ----           ----        ----
                                                             (DOLLARS IN MILLIONS)
Net sales to external customers:
  Graphite Power Systems Division........      $    170     $   137       $    331     $    273
  Advanced Energy Technology Division....            29          34             63           69
                                                --------     -------       --------     --------
    Consolidated net sales...............      $    199     $   171       $    394     $    342
                                                ========     =======       ========     ========

Gross profit:
  Graphite Power Systems Division........      $     49     $    41       $     98     $     79
  Advanced Energy Technology Division....             7          10             15           21
                                                --------     -------       --------     --------
    Consolidated gross profit............      $     56     $    51       $    113     $    100
                                                ========     =======       ========     ========



(4)   RESTRUCTURING CHARGES

        In the 2001 second quarter, we recorded a $58 million charge for restructuring and asset impairment related to the shutdown of our graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee. Graphite machining operations in Clarksville will continue using products from our other facilities. The $58 million charge includes restructuring charges of $2 million for severance and related benefits associated with a work force reduction of 171 people and $3 million in plant shutdown and related costs. The shutdown is expected to be completed by the end of the 2001 third quarter.

        In the 2000 fourth quarter, we recorded a charge of $4 million in connection with a corporate restructuring, mainly for severance and related benefits associated with a workforce reduction of 85 people. The functional areas affected include finance, accounting, sales, marketing and administration. In the 2001 first half, we paid about $0.5 million of these expenses.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In the 2000 first quarter, we recorded a restructuring charge of $6 million in connection with a restructuring of our graphite specialties business. Key elements of the restructuring included elimination of certain product lines and rationalization of operations to reduce costs and improve profitability of remaining product lines. This rationalization included discontinuing certain manufacturing processes at one of our facilities in the U.S. that will be performed at our other facilities in the future. Based on subsequent developments in the 2000 third quarter, we decided not to demolish certain buildings. Therefore, we reversed the $4 million of the charge that related to demolition and related environmental costs. The $2 million balance of the charge included estimated severance costs for 65 employees. The restructuring was completed in 2000.

        In September 1998, we recorded a restructuring charge of $86 million in connection with a global restructuring and rationalization plan. The principal actions of the plan involved the closure of manufacturing operations at our facilities in Canada and Germany and the centralization and consolidation of administrative and financial functions. These actions eliminated 371 administrative and manufacturing positions. During 1999, we determined that severance related costs and plant closure costs would be lower than originally estimated. Therefore, we reversed the $6 million of the charge that related thereto. Our German plant ceased production activities in 1998 and our Canadian plant ceased production activities in April 1999. The relocation of our corporate headquarters to Nashville, Tennessee was completed during 1999. In the 2001 first quarter, we paid $3 million related to pension obligations of our Canadian subsidiary.

        The following table summarizes activity relating to the accrued expense in connection with the restructuring charges.


                                        SEVERANCE
                                           AND        PLANT SHUTDOWN     POST SHUTDOWN
                                         RELATED       AND RELATED      MONITORING AND
                                          COSTS           COSTS          RELATED COSTS     TOTAL
                                          -----           -----         --------------     -----
                                                          (DOLLARS IN MILLIONS)

BALANCE AT DECEMBER 31, 1998........    $   30         $    18          $      9       $     57

Payments in 1999....................       (16)             (3)               (4)           (23)
Change in estimate and impact of
   exchange rate changes in 1999....        (1)             (5)                -             (6)
                                         ------         -------          --------       --------
BALANCE AT DECEMBER 31, 1999........        13              10                 5             28

Restructuring charges in 2000.......         6               3                 1             10
Payments in 2000....................        (5)             (1)               (1)            (7)
Change in estimate and impact of
   exchange rate changes in 2000....        (1)             (3)               (1)            (5)
                                         ------         -------          --------       --------



                                 PART I (CONT'D)

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                        SEVERANCE
                                           AND        PLANT SHUTDOWN     POST SHUTDOWN
                                         RELATED       AND RELATED      MONITORING AND
                                          COSTS           COSTS          RELATED COSTS     TOTAL
                                          -----           -----         --------------     -----
                                                          (DOLLARS IN MILLIONS)
BALANCE AT DECEMBER 31, 2000........        13               9                 4             26

Restructuring charges in 2001.......         2               3                 -              5
Payments in 2001....................        (5)              -                 -             (5)
                                         ------         -------          --------       --------
BALANCE AT JUNE 30, 2001............    $   10         $    12          $      4       $     26
                                         ======         =======          ========       ========

        The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

(5)     LONG-TERM DEBT AND LIQUIDITY

        The following table summarizes our long-term debt:

                                              AT DECEMBER 31,     AT JUNE 30,
                                                   2000              2001
                                                   ----              ----
                                                    (DOLLARS IN MILLIONS)
New Senior Facilities:
    Tranche A euro facility..............      $      239          $   194
    Tranche A USD facility...............              54               48
    Tranche B USD facility...............             346              345
    Revolving facility...................              88              101
                                                ----------          -------
      Total New Senior Facilities........             727              688
                                                ----------          -------
Swiss mortgage and other European debt...               5                5
                                                ----------          -------
    Subtotal.............................             732              693
Less:  payments due within one year......              27               42
                                                ----------          -------
    Total................................      $      705          $   651
                                                ==========          =======

        In February 2000, we completed a debt recapitalization. We obtained the New Senior Facilities and used the net proceeds to repay and terminate the Prior Senior Facilities, to redeem the Subordinated Notes at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, to repay certain other debt and to pay related expenses.

        In October 2000, the New Senior Facilities were amended to, among other things, increase the maximum leverage ratio permitted thereunder through June 30, 2001. In connection therewith, we paid an amendment fee of $2 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 25 basis points.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In April 2001, the New Senior Facilities were amended to, among other things, exclude certain expenses incurred in connection with the lawsuit initiated by us against our former parents (up to a maximum of $20 million, but not more than $3 million in any quarter) and certain charges and payments in connection with antitrust fines, settlements and expenses from the calculation of financial covenants. Charges (over and above the $340 million charge recorded in 1997) recorded on or before June 30, 2002 for antitrust fines, settlements and expenses are excluded from the calculation of financial covenants (until paid) up to a maximum of $130 million (reduced by the amount of certain debt incurred by us that is not incurred under the New Senior Facilities, $5 million of which debt was outstanding at June 30, 2001). The fine assessed by the antitrust authority of the European Union and the additional $10 million charge described in Note 7 and any payments related to such fine (including payments within the $340 million charge recorded in 1997) are excluded from the calculation of financial covenants through June 30, 2002.

        In July 2001, the New Senior Facilities were amended to, among other things, change our financial covenants so that they will be less restrictive through 2006 than would otherwise have been the case. In connection therewith, we have agreed that our investments in Graftech and any of our other unrestricted subsidiaries after this amendment will be made in the form of secured loans, which will become collateral under the New Senior Facilities, and the maximum amount of capital expenditures permitted under the New Senior Facilities will be reduced in 2001 and 2002. We do not expect that our capital expenditures will exceed such maximums. In connection therewith, we paid an amendment fee of $2 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 25 basis points.

        The New Senior Facilities, as amended, consist of:

        o A Tranche A Facility providing for initial term loans of $137 million and of [euro] 161 million (equivalent to $158 million at February 22, 2000) to UCAR Finance. The Tranche A Facility amortizes in quarterly installments over six years, commencing June 30, 2000, with quarterly installments ranging from about [euro] 2 million in 2000 to about [euro] 17 million in 2005, with the final installment payable on December 31, 2005. In October 2000, we converted $78 million of these term loans from dollar-denominated to euro-denominated loans.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        o A Revolving Facility providing for dollar and euro-denominated revolving and swingline loans to, and the issuance of dollar-denominated letters of credit for the account of, UCAR Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed [euro] 250 million. The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt incurred by us that is not incurred under the New Senior Facilities).

        After initial application of the net proceeds from our public offering of common stock in July 2001, the aggregate principal payments (based on euro to dollar exchange rates at June 30, 2001) due on the Tranche A Term Loans and Tranche B Term Loans are $42 million in 2002, $55 million in 2003, $59 million in 2004, $59 million in 2005, $149 million in 2006 and $155 million in 2007.

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

        o 50% of the net proceeds of the issuance of certain UCAR equity securities (60%, in the case of the net proceeds from our public offering of common stock in July 2001).

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        The interest rates applicable to the Tranche A and Revolving Facilities are, at our option, either euro LIBOR plus a margin ranging from 1.00% to 3.00% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.00% to 2.00% (depending on our leverage ratio). The interest rate applicable to the Tranche B Facility is, at our option, either euro LIBOR plus a margin ranging from 2.50% to 3.25% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by Morgan Guaranty Trust Company of New York or the federal funds effective rate, plus 0.50%. UCAR Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility.

        At June 30, 2001, the interest rates on our outstanding debt under the New Senior Facilities was: Tranche A Euro Facility, 7.31%; Tranche A USD Facility, 6.50%; Tranche B Facility, 7.16%; and Revolving Facility, 6.98%. The weighted average interest rate on the New Senior Facilities was 8.38% during the 2001 first half.

        We enter into agreements with financial institutions, which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. Use of these agreements is allowed under the New Senior Facilities.

        The New Senior Facilities contain a number of significant covenants that, among other things, significantly restrict our ability to sell assets, incur additional debt, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into sale and lease back transactions, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make intercompany dividend payments to UCAR, pay intercompany debt owed to UCAR, engage in transactions with affiliates, pay dividends to stockholders of UCAR or make other restricted payments and that otherwise significantly restrict corporate activities. In addition, we are required to comply with specified minimum interest coverage and maximum

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leverage ratios, which become more restrictive over time, beginning with the quarter beginning October 1, 2002.

        Under the New Senior Facilities, UCAR is permitted to pay dividends on, and repurchase, common stock in an aggregate amount of up to $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000. UCAR Global is permitted to pay dividends and make loans to UCAR, and repurchase UCAR Global common stock from UCAR, for these purposes. UCAR Global is also permitted to pay dividends to UCAR after February 22, 2000 of up to $15 million for the purpose of making investments in Graftech and may also distribute the capital stock of Graftech to UCAR. In addition, UCAR may sell to third parties or distribute to UCAR's stockholders the capital stock of Graftech.

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

        In the 2000 third quarter, pursuant to our debt recapitalization in February 2000, our Italian subsidiary entered into a [euro]17 million (about $15 million at currency exchange rates in effect on September 30, 2000) long-term debt arrangement with a third party lender. We also placed on deposit with the third party lender funds in the same amount, which secure the debt. Since we have the legal right to set-off, and the intent to do so, such amounts have been netted and are not reflected separately in the Consolidated Balance Sheets.

        We are highly leveraged. As discussed in Note 7, we also have substantial obligations in connection with antitrust investigations, lawsuits and claims. At June 30, 2001, we had total debt of $695 million and a stockholders' deficit of $354 million. A majority of our debt has variable interest rates.

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

        Our high leverage and substantial obligations in connection with antitrust investigations, lawsuits and claims could have a material impact on our liquidity. Cash flow from operations services payment of our debt and these obligations, thereby reducing funds available to us for

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other purposes. Our leverage and these obligations make us more vulnerable to economic downturns and make us more vulnerable in the event that these obligations are greater or the timing of payment is sooner than expected.

        Our ability to service our debt, as it comes due, including maintaining compliance with the covenants under the New Senior Facilities, and to meet these and other obligations as they come due is dependent on our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, developments in antitrust investigations, lawsuits and claims involving us and inflation in raw material, energy and other costs.

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

        The New Senior Facilities require us to, among other things, comply with specified minimum interest coverage and maximum leverage ratios, which become more restrictive over time, beginning in October 2002. At June 30, 2001, we were in compliance with those financial covenants.

        While our revolving credit facility provides for maximum borrowings of up to [euro] 250 million, our current ability to borrow under this facility is effectively substantially less than the maximum due to the impact additional borrowings under this facility would have on our compliance with the maximum leverage ratio permitted under the New Senior Facilities.

        While no assurances can be made, we believe that we will comply with the covenants under the New Senior Facilities at least through 2002. If we subsequently believe that we will not continue to comply with such covenants, we will seek an appropriate waiver or amendment from the lenders thereunder. There can be no assurance that we will be able to obtain such waiver or amendment on acceptable terms or at all.

EXTRAORDINARY ITEM

        In February 2000, we recorded an extraordinary charge of $21 million ($13 million after tax) related to our debt recapitalization. The extraordinary charge includes $5 million of bank

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and third party fees and expenses, $9 million of redemption premium on the Subordinated Notes, and write-off of $7 million of deferred debt issuance costs.

(6)   FINANCIAL INSTRUMENTS

        Certain of our subsidiaries sold receivables totaling $119 million in the 2001 first half and $52 million in the 2000 first half. None of the receivables sold were recorded on the Consolidated Balance Sheets at June 30, 2001 and December 31, 2000.

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

        In April 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the U.S. resulting in agreements to fix prices and allocate market shares in the U.S. and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. In addition, in April 1998, pursuant to the plea agreement, UCAR pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million (the "DOJ FINE"). The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The plea agreement was approved by the court and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to 1998. The payments due in 1998, 1999 and 2000 were timely made. At our request, the due date of each of the remaining three payments has been deferred by one year.

        In the 2000 first quarter, pursuant to a plea agreement with the DOJ, our former chief executive officer and our former chief operating officer, both of whom retired and resigned from all positions with us in March 1998, pled guilty to one count charges of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and were sentenced to terms of incarceration and payment of fines. In January 2000, a former director, export sales Europe, was

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indicted by the DOJ on similar charges. We do not intend to reimburse those officers for their fines or that director, export sales Europe, for any costs or fines he may incur as a result of such indictment.

        In January 2000, Mitsubishi Corporation, one of our former parents, was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes. Mitsubishi entered a plea of not guilty. In February 2001, a jury found Mitsubishi guilty of the charge. Mitsubishi has entered into a sentencing agreement with the DOJ, which has been approved by the court, pursuant to which Mitsubishi has agreed to pay a fine of $134 million and not appeal its conviction.

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

        In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. On July 18, 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed a fine of [euro] 50.4 million (about $43 million) against UCAR.

Seven other graphite electrode producers were also fined under the decision, with fines ranging up to [euro] 80.2 million (about $69 million). From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, our fine reflects a 40% reduction from the amount that otherwise would have been assessed. The policy of the EU Competition Authority is to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We are discussing payment terms with the EU Competition Authority.

        In the second quarter of 2001, we learned that the Brazilian antitrust authorities have requested written information from various steelmakers in Brazil. We have not received a request for information from the Brazilian antitrust authorities.

        We are continuing to cooperate with the DOJ and the Competition Bureau in their continuing investigations of other producers and distributors of graphite electrodes. We are also cooperating with the Korean antitrust authority in its continuing investigation. In connection therewith, we have produced and are producing information, documents or witnesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated by authorities in other jurisdictions.

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

        In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits (the "FOREIGN CUSTOMER LAWSUITS"). The first complaint was filed by 26 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint was filed by a steelmaker who is located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We have filed motions to dismiss the first and second complaints. In June 2001, our motion to dismiss the first and second complaints was granted with respect to substantially all of the plaintiffs' claims.

        In 1999 and 2000, we were served with three complaints commencing three civil antitrust lawsuits (the "CARBON ELECTRODE LAWSUITS"). In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. We filed motions to dismiss the second and third complaints. In May 2001, our motion to dismiss the second complaint was denied. The guilty pleas described above do not relate to carbon electrodes.

        Certain customers who purchased carbon electrodes or other products from us or who purchased graphite electrodes from us in various countries outside the U.S. and Canada have threatened to commence antitrust lawsuits against us in the U.S. or in other jurisdictions with respect to the subject matter of the investigations and lawsuits described above.

        Through June 30, 2001, except as described in the next paragraph, we have settled all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible civil antitrust claims by certain other customers who negotiated directly with us. The settlements cover virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The settlement of the antitrust class action also covers the actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All fines and settlement payments due have been timely paid.

        Through June 30, 2001, we have paid an aggregate of $241 million of fines and net settlement and expense payments and $11 million of imputed interest. At June 30, 2001, $109 million remained in the reserve, of which $57 million is for committed payments for fines and settlements, and the balance of which is for the fine assessed by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments for imputed interest at June 30, 2001 was about $9 million.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

1997 AND 2001 SECOND QUARTER ANTITRUST EARNINGS CHARGES

        We recorded a pre-tax charge of $340 million against results of operations for 1997 and, as a result of the assessment of a fine by the EU Competition Authority, we recorded a pre-tax charge of an additional $10 million against results of operations for the 2001 second quarter, as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $350 million reserve is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as the continuing investigations and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. In the aggregate (including the assessment of the fine by the EU Competition Authority and the additional $10 million charge), the fines and settlements described above and related expenses, net, are within the amounts we used to evaluate the $350 million charge. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at June 30, 2001, $350 million continues to represent our estimate of these liabilities and expenses. The guilty pleas and the decision by the EU Competition Authority make it more difficult to defend against other investigations, lawsuits and claims. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims. We believe that payment of the fine assessed by the EU Competition Authority will not interfere with the implementation of our business strategies or compliance with financial covenants in the New Senior Facilities.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Under the settlements, a total of $40.5 million was contributed to escrow accounts for the benefit of former and current stockholders who are members of the class of plaintiffs for whom the securities class action was brought as well as for plaintiffs' attorney's fees. We contributed $11.0 million and the insurers under our directors and officers' insurance policies at the time the lawsuits were filed contributed the balance of $29.5 million. In addition, a new outside director, acceptable to both UCAR and the Florida State Board of Administration, the eighth largest state employees' pension fund, was added to UCAR's Board of Directors. We expected to incur about $2.0 million of unreimbursed expenses related to the lawsuits. These expenses, together with the $11.0 million, were recorded as a pre-tax charge of $13.0 million against results of operations in the 1999 third quarter. In the 2000 second quarter, we reversed $1 million of this charge because actual expenses were lower than expected.

LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS

        In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. The other defendants include two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in January 1995. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with the recapitalization were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in us and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. The defendants have filed motions to dismiss this lawsuit and motions to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit through trial. Through June 30, 2001, we had incurred about $4 million of these legal expenses.

OTHER PROCEEDINGS AGAINST US

        We are involved in various other investigations, lawsuits, claims and other legal proceedings incidental to the conduct of our business. While it is not possible to determine the

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on us.

(8)   OTHER TRANSACTIONS

        During the 2001 first quarter, we contributed our Brazilian cathode manufacturing operations with a net book value of $3 million to Carbone Savoie. Pechiney, the 30% minority owner of Carbone Savoie, contributed approximately $9 million to Carbone Savoie as part of this transaction. Prior to these contributions, all of Carbone Savoie's manufacturing operations were located in France. The cash contribution is being used to upgrade manufacturing operations in Brazil and France, which is expected to be completed in early 2002. Ownership in Carbone Savoie remains 70% by us and 30% by Pechiney. Under our now broadened alliance, Carbone Savoie holds our entire cathode manufacturing capacity, which is about 40,000 metric tons of cathodes annually.

        During the 2001 first quarter, we signed a ten year service contract with CGI Group Inc. pursuant to which CGI became the delivery arm for our global information technology services requirements, including the design and implementation of our global information and advanced manufacturing and demand planning processes, using J.D. Edwards software. Pursuant to the outsourcing provisions of the contract, CGI manages our data center services, networks, desktops, telecommunications and legacy systems operations. Twenty-four of our U.S. based employees were integrated into CGI's U.S. operations as part of the initial phase of services under this contract. The contract became effective April 16, 2001.

        In June 2001, our subsidiary, Graftech, entered into a new exclusive development and collaboration agreement and a new exclusive long-term supply agreement with Ballard. In addition, Ballard invested $5.0 million in shares of Ballard common stock for a 2.5% equity ownership interest in Graftech. As an investor in Graftech, Ballard has rights of first refusal with respect to certain equity ownership transactions, tag along and drag along rights and preemptive and other rights to acquire additional equity ownership under certain limited circumstances.

        In December 2000, we entered into a license and technical services agreement with Conoco Inc. to license our proprietary technology for use at the carbon fiber manufacturing facility that Conoco is building in Ponca City, Oklahoma. In addition, we will continue to provide a wide variety of technical services to Conoco. Under a separate tolling agreement, which was entered into in February 2001, we will provide manufacturing services to Conoco at our facility in Clarksburg, West Virginia for carbon fibers to be subsequently produced at Conoco's new facility. Under the tolling agreement, until Conoco's new facility commences operations, we will use raw materials provided by Conoco to manufacture the same type of carbon fibers that will be produced at Conoco's new facility.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In 2001, we entered into a seven-year supply agreement with Conoco relating to petroleum coke. This agreement contains customary terms and conditions.

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

(10)  SUBSEQUENT EVENT:  PUBLIC OFFERING

        On July 31, 2001, we sold an aggregate of 10,350,000 shares of our common stock in a registered public offering at a public offering price of $9.50 per share. The gross proceeds from that offering were about $98 million and the net proceeds to us were about $91 million. 60% of the net proceeds will be used to prepay term loans under the New Senior Facilities. Prepayments will be applied against scheduled maturities of term loans in the order in which they are due. The balance of the net proceeds will be used to fund growth and expansion of our Advanced Energy Technology Division, including growth and expansion through acquisitions, and, pending use, will be applied to reduce the outstanding balance under our revolving credit facility.

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

        "GRAFTECH" refers to Graftech Inc. only. Graftech is our 97.5% owned (wholly owned prior to June 5, 2001) subsidiary engaged in the development, manufacture and sale of natural graphite-based products.

        "CARBONE SAVOIE" refers to Carbone Savoie S.A.S. only. Carbone Savoie is our 70% owned subsidiary engaged in the development, manufacture and sale of graphite and carbon cathodes.

        "SUBSIDIARIES" refers to those companies which, at the relevant time, are or were majority owned or wholly owned directly or indirectly by UCAR or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of UCAR's subsidiaries have been wholly owned (with DE MINIMIS exceptions in the case of certain foreign subsidiaries) from at least January 1, 1998 through June 30, 2001, except for:

        o our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became wholly owned;

        o       Carbone Savoie, which has been and is 70% owned; and

        o Graftech, which was 100% owned until June 5, 2001 when it became 97.5% owned.

Our 100% owned Brazilian cathode manufacturing operations were contributed to Carbone Savoie, and as a result became 70% owned, on March 31, 2001.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        "WE," "US" or "OUR" refer collectively to UCAR and its subsidiaries or, if the context so requires, UCAR, UCAR Global or UCAR Finance, individually.

        "FREE TRADING MARKETS" refer:

        o in the case of the graphite electrode, natural, acid-treated and flexible graphite and graphite specialties industries, to the entire world excluding China; and

        o in the case of the carbon electrode, graphite and carbon cathode and carbon specialties industries, to the entire world excluding China and the former Soviet Union.

We sometimes use this term when describing markets for various products because information about excluded markets is believed to be unreliable or not readily available. We believe that China is generally a net importer of graphite electrodes.

        "HOME MARKETS" refer to North America, Western Europe, Brazil and South Africa. We have major graphite electrode manufacturing facilities located in each of these markets, and these are our largest markets. All other markets are called "EXPORT MARKETS."

        Unless otherwise noted, references to "MARKET SHARES" are based on unit volumes in 2000 and references to "MAJOR PRODUCT LINES" mean graphite and carbon electrodes and cathodes and flexible graphite.

PRESENTATION OF FINANCIAL, MARKET AND LEGAL DATA

        We present our financial information on a consolidated basis. This means that we consolidate financial information for all subsidiaries where our ownership is greater than 50%. We use the equity method to account for 50% or less owned interests, and we do not restate financial information for periods prior to the acquisition of subsidiaries. This means that the financial information for our German subsidiary and Carbone Savoie, since their acquisitions, and Graftech are consolidated on each line of the Consolidated Financial Statements and the equity of the other owners in those subsidiaries is reflected on the lines entitled "minority stockholders' equity in consolidated entities" and "minority stockholders' share of income."

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


be comparable to methods used by other companies and is not the same as the method for calculating EBITDA under the New Senior Facilities.

        References to cost in the context of our low-cost supplier strategy do not include the impact of special, non-recurring or unusual charges or credits, such as those related to investigations, lawsuits or claims, restructurings, impairment losses, inventory write-downs or expenses incurred in connection with lawsuits initiated by us, or the impact of accounting changes.

        All cost savings and reductions are estimates based on a comparison to:

        o in the case of our global restructuring and rationalization plan adopted in September 1998 and enhancements thereto in October 1999, with respect to interest expense and provision for income taxes, costs in 1998 or, for all other costs, costs in the 1998 fourth quarter (annualized);

        o       costs in 1999, in the case of actions taken in 2000; and

        o       costs in 2000, in the case of actions taken in 2001.

        Unless otherwise specifically noted, market and market share data in this Report are our own estimates. Market data relating to the steel industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from publications by the International Iron and Steel Institute and other industry sources as well as assumptions made by us, based on such data and our knowledge of the industry. Market data relating to the fuel cell power generation industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from publications by securities analysts relating to Ballard Power Systems Inc. ("BALLARD"), other industry sources and public filings, press releases and other public documents of Ballard as well as assumptions made by us, based on such data and our knowledge of the industry. Market and market share data relating to the graphite and carbon industry as well as cost information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of the industry. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under "Forward Looking Statements." We cannot guarantee the accuracy or completeness of this data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.

        Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        The GRAFTECH logo, GRAFCELL(R), eGRAF(TM), GRAFOIL(R), GRAFGUARD(R) and GRAFSHIELD(R) are our trademarks and trade names. This Report also contains trademarks and tradenames belonging to other parties.

        Reference is made to UCAR's Annual Report on Form 10-K for the year ended December 31, 2000 (the "ANNUAL REPORT") for background information on various contingencies and other matters related to circumstances affecting our industry and us. Neither any statement in this Report nor any charge taken by us relating to any legal proceedings constitutes an admission as to any wrongdoing or liability.

FORWARD LOOKING STATEMENTS

        This Report contains forward looking statements. In addition, from time to time, we or our representatives have made or may make forward looking statements orally or in writing. These include statements about such matters as: future production and sales of steel, aluminum, fuel cells, electronic devices and other products that incorporate our products or that are produced using our products; future prices and sales of and demand for graphite electrodes and other products; future operational and financial performance of various businesses; strategic plans and programs; impacts of regional and global economic conditions; restructuring, realignment, strategic alliance, supply chain, technology development and collaboration, investment, acquisition, joint venture, operating, integration, tax planning, rationalization, financial and capital projects; legal matters and related costs; consulting fees and related projects; potential offerings, sales and other actions regarding debt or equity securities of our subsidiaries; and future costs, working capital, revenue, business opportunities, values, debt levels, cash flow, cost savings and reductions, margins, earnings and growth. The words "will," "may," "plan," "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions identify some of these statements.

        Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

        o the possibility that global or regional economic conditions affecting our products may not improve or may worsen;

        o the possibility that announced or anticipated additions to capacity for producing steel in electric arc furnaces or announced or anticipated reductions in graphite electrode manufacturing capacity may not occur;

        o the possibility that increased production of steel in electric arc furnaces or reductions in graphite electrode manufacturing capacity may not result in stable or increased demand for or price or sales volume of graphite electrodes;

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        o the possibility that economic or technological developments may adversely affect growth in the use of graphite cathodes in lieu of carbon cathodes in the aluminum smelting process;

        o the possibility of delays in or failure to achieve widespread commercialization of proton exchange membrane ("PEM") fuel cells which use natural graphite materials and components and the possibility that manufacturers of PEM fuel cells using those materials or components may obtain those materials or components or the natural graphite used in them from other sources;

        o the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management or other products;

        o the possibility of delays in meeting or failure to meet contractually specified development objectives and the possible inability to fund and successfully complete expansion of manufacturing capacity to meet growth in demand for new or improved products, if any;

        o the possibility that we may not be able to protect our intellectual property or that intellectual property used by us infringes the rights of others;

        o the occurrence of unanticipated events or circumstances relating to pending antitrust investigations, lawsuits or claims;

        o the commencement of new investigations, lawsuits or claims relating to the same subject matter as the pending investigations, lawsuits or claims;

        o the possibility that the lawsuit against our former parents initiated by us could be dismissed or settled, our theories of liabilities or damages could be rejected, material counterclaims could be asserted against us, legal expenses and distraction of management could be greater than anticipated, or unanticipated events or circumstances may occur;

        o the possibility that expected cost savings from our enhanced global restructuring and rationalization plan, our POWER OF ONE initiative, the restructuring of our graphite and carbon specialties businesses, the shutdown of certain of our facilities and other cost reduction efforts will not be fully realized;

        o the possibility that anticipated benefits from the realignment of our businesses into two new divisions may be delayed or may not occur;

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        o the possibility that we may incur unanticipated health, safety or environmental compliance, remediation or other costs or experience unanticipated raw material or energy supply, manufacturing operations or labor difficulties;

        o the occurrence of unanticipated events or circumstances relating to strategic plans or programs or relating to restructuring, realignment, strategic alliance, supply chain, technology development, investment, acquisition, joint venture, operating, integration, tax planning, rationalization, financial or capital projects;

        o changes in interest or currency exchange rates, changes in competitive conditions, changes in inflation affecting our raw material, energy or other costs, development by others of substitutes for some of our products and other technological developments;

        o the possibility that changes in financial performance may affect our compliance with financial covenants under the New Senior Facilities; and

        o other risks and uncertainties, including those described elsewhere or incorporated by reference in this Report.

        No assurance can be given that any future transaction about which forward looking statements may be made will be completed or as to the timing or terms of any such transaction.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

        We are one of the world's largest providers of natural and synthetic graphite and carbon products and services. Our products provide energy solutions to customers in the steel, aluminum, fuel cell power generation, electronics, semiconductor and transportation industries. We have a global business, selling our products and engineering and technical services in more than 80 countries, with 15 manufacturing facilities strategically located in Brazil, France, Italy, Mexico, Russia, South Africa, Spain and the U.S. and a joint venture manufacturing facility located in China, which, subject to receipt of required Chinese governmental approvals, is expected to commence operations in 2002. As a result of our experience, technology and manufacturing capability, we believe that we have the largest worldwide market share in all of our major product lines.

        In June 1998, we began to implement management changes, which have resulted in a new senior management team. This team has actively lowered costs, reduced debt and developed growth initiatives. In early 2001, we launched a strategic initiative to strengthen our competitive position and to change our corporate vision from an industrial products company to an energy solutions company. In connection with this initiative, we have realigned our company and management around two new operating divisions, our Graphite Power Systems Division and our Advanced Energy Technology Division.

GRAPHITE POWER SYSTEMS DIVISION

        Our Graphite Power Systems Division delivers high quality graphite and carbon electrodes and cathodes and related services that are key components of the conductive power systems used to produce steel, aluminum, and other non-ferrous metals. We are the leading producer of graphite and carbon electrodes and cathodes in the world. In 2000, net sales of this division were $651 million, with gross profit of $184 million.

        Graphite electrodes, which accounted for about 81% of this division's net sales in 2000, are a key component in the production of steel in electric arc furnaces, the steel making technology used by all "mini-mills," the higher growth sector of the steel industry. Electrodes act as conductors of electricity in a furnace, generating sufficient heat to melt scrap metal and other raw materials. We believe there is currently no commercially viable substitute for graphite electrodes in electric arc furnaces. They are the only product that combines the required level of electrical conductivity with the ability to withstand the high levels of heat generated during the production of steel in electric arc furnaces. Graphite electrodes are also used for refining steel in ladle furnaces and in other smelting processes. Carbon electrodes are used in a similar fashion in the production of silicon metal, a raw material used in the manufacture of aluminum.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        Graphite and carbon cathodes are key components in the conductive power systems used in aluminum smelting furnaces. We have used our expertise in graphite technology and high temperature industrial applications together with the technology of our strategic partner, Pechiney, the world's leading provider of aluminum smelting technology, to develop significant improvements in graphite cathodes. Graphite cathodes are the preferred technology for new smelting furnaces in the aluminum industry because they allow for substantial improvements in process efficiency. We believe that our improved graphite cathodes position us well to receive incremental orders upon the commencement of operation of the new, more efficient aluminum smelting furnaces that are being built, even as older furnaces are being shut down.

        We believe that this division is positioned to benefit from the expected cyclical recovery in steel production which, coupled with our global network of manufacturing facilities strategically located in key markets, we expect to enhance our cash flow and earnings per share.

        In May 2001, we announced that we intend to shut down our graphite electrode manufacturing operations in our Clarksville and Columbia, Tennessee facilities for an undetermined period of time. The shutdown is part of our strategy of reducing costs and optimizing global production capacity, and reflects current graphite electrode market conditions. These operations are our highest cost graphite electrode manufacturing operations. The shutdown is expected to be completed by the end of the 2001 third quarter. These operations have capacity to manufacture about 40,000 tons of graphite electrodes annually. We expect to incrementally expand graphite electrode manufacturing capacity at our facilities in Mexico and Europe. After the shutdown and expansion our total annual graphite electrode manufacturing capacity will be reduced from 230,000 metric tons to 210,000 metric tons.

        We believe that the barriers to new entrants in the graphite and carbon electrode industries are high. There have been no significant new entrants since 1950. We believe that our average capital investment to increase our annual graphite electrode manufacturing capacity by about 15% would be about $500 per metric ton, which we estimate is less than 20% of the initial investment for "greenfield" capacity.

        The strategic goal of this division is to generate strong cash flow by pursuing the following strategies:

        o BEING THE LOW COST SUPPLIER. We have aggressively reduced our costs of production by closing higher cost facilities and migrating that capacity to lower cost facilities, reducing our average cost of sales per metric ton of graphite electrodes by about 15% since the end of 1998. We are continuing our efforts to aggressively reduce costs and recently announced our intention to shut down our highest cost graphite electrode manufacturing operations. We believe that this division's cost structure is currently among the lowest of all major producers of graphite electrodes and that the shutdown of these operations will further enhance our position as a low cost supplier.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        o DELIVERING EXCEPTIONAL AND CONSISTENT QUALITY. We believe that we operate the world's premier electrode and cathode research and development laboratories and that our products are among the highest quality available. We have worked diligently in recent years to improve the consistent quality and uniformity of our products on a worldwide basis, providing the flexibility to source most orders from the facility that best satisfies customer needs and optimizes profitability. We believe that the consistently high quality of our products enables customers to achieve significant production efficiencies, which we believe provides us with an important competitive advantage.

        o PROVIDING SUPERIOR TECHNICAL SERVICE. We believe that we are the recognized industry leader in providing value added technical services to customers and that we have more technical service engineers, located in more countries, than any of our competitors. We believe that our superior service provides us with another important competitive advantage.

        o CAPITALIZING ON OUR GLOBAL PRESENCE AND EXECUTING OUR ASIAN GROWTH STRATEGY. We believe that this division has the number one market share in all of its major product lines. We are one of only two global producers of graphite and carbon electrodes and cathodes. We believe that our network of state-of-the-art manufacturing facilities in diverse geographic regions, including Brazil, France, Italy, Mexico, Russia, South Africa and Spain, coupled with our joint venture manufacturing facility located in China, which, subject to receipt of required Chinese governmental approvals, is expected to commence operations in 2002, provides us with significant operational flexibility and a significant competitive advantage. As the steel industry continues to consolidate, with the largest steel producers now operating in multiple countries, we believe that we are the producer of graphite electrodes best positioned to serve their global graphite electrode purchasing requirements.

                Our new joint venture with Jilin Carbon Co., Ltd. ("JILIN") in China is expected to provide us, for the first time, with access to graphite electrode manufacturing capability in Asia. To date, we believe that our share of the Asian market for graphite electrodes has been only about 4% as compared to our worldwide market share (excluding the Asian market) of about 31%. We believe that this low cost facility will provide us with an excellent platform to expand our market share, both in China and in the rest of Asia.

ADVANCED ENERGY TECHNOLOGY DIVISION

        Our Advanced Energy Technology Division was established to develop high quality, highly engineered natural and synthetic graphite- and carbon-based energy technologies, products and services for high growth markets. We believe that we will be successful because of our proprietary technology related to graphite and carbon materials science and our processing and manufacturing technology. We currently sell natural and synthetic graphite- and carbon-based

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


products to the transportation, semiconductor, aerospace, fuel cell power generation, electronics and other markets. Due to the growth potential for fuel cell power generation, electronic thermal management and other identified markets, we are investing substantial resources in developing proprietary technologies and products for these markets. In addition, we are providing cost effective technical services for a broad range of markets and licensing our proprietary technology in markets where we do not anticipate engaging in manufacturing ourselves. This division currently holds about 140 of our issued patents and about 270 of our pending patent applications and perfected patent application priority rights worldwide. In 2000, net sales of this division were $125 million, with gross profit of $32 million.

        For the fuel cell power generation market, we are developing materials and components for PEM fuel cells and fuel cell systems, including flow field plates and gas diffusion layers. For the electronic thermal management market, we are developing and selling thermal interface products and developing and introducing prototype heat spreaders, heat sinks and heat pipes for computer, communications, industrial, military, office equipment and automotive electronic applications. Other identified markets include fire retardant products for transportation applications and building and construction materials applications, industrial thermal management products for high temperature process applications, and conductive products for batteries and supercapacitor power storage applications.

        Natural graphite-based products, including flexible graphite, are developed and manufactured by our subsidiary, Graftech. Our synthetic graphite- and carbon-based products are developed and manufactured by our Advanced Carbon and Graphite Materials business unit, which includes our former graphite and carbon specialties businesses. Our technology licensing and technical services are marketed and sold by our High Tech High Temp business unit.

        The strategic goal of this division is to create stockholder value through commercialization of proprietary technologies into high growth markets. To achieve this goal, we intend to leverage our strengths at:

        o       developing and protecting intellectual property;

        o developing and commercializing prototype and next generation products and services;

        o establishing strategic alliances with customers, suppliers and other third parties; and

        o setting and achieving those milestones that are critical to the successful, timely commercialization of our technologies.

        We believe that our two largest growth opportunities are in the fuel cell power generation and electronic thermal management markets.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        FUEL CELL POWER GENERATION OPPORTUNITIES. Fuel cells provide power generation for transportation, stationary and portable applications. The use of fuel cells in the U.S. in light vehicles for transportation applications has been projected by Frost & Sullivan to reach 2.6 million vehicles by 2010. We believe that worldwide annual sales of fuel cells for non-transportation applications (stationary and portable) could reach over $2 billion by 2010.

        We have been working with Ballard since 1992 on developing natural graphite-based materials for use in Ballard fuel cells for power generation. Ballard is the world leader in developing PEM fuel cells, including direct methanol fuel cells, for power generation. In 1999, we entered into a collaboration agreement with Ballard to coordinate our respective research and development efforts on flow field plates and a supply agreement for flexible graphite materials. In 2000, Ballard launched its new Mark 900 PEM fuel cell stack and announced that it was the foundation for Ballard fuel cells for transportation, stationary and portable applications. The flow field plates used in Ballard Mark 900 PEM fuel cell stacks are made from our GRAFCELL(TM) advanced flexible graphite products. In June 2001, our subsidiary, Graftech, entered into a new exclusive development and collaboration agreement and a new exclusive long-term supply agreement with Ballard, which significantly expand the scope and term of the 1999 agreements. In addition, Ballard became a strategic investor in Graftech.

        ELECTRONIC THERMAL MANAGEMENT OPPORTUNITIES. As electronics manufacturers develop highly advanced integrated circuits, processing chips and power supplies, their ability to dissipate heat is constrained by the limitations of current thermal management products and technology. We are developing and introducing high quality, highly engineered products, designs and solutions for thermal management in computer, communications, industrial, military, office equipment and automotive electronic applications. We are targeting:

        o thermal interface products, with a projected market of about $400 million in annual sales by 2005 and an annual growth rate of about 17% through 2005, in each case as projected by Business Communications Company, Inc.;

        o heat sink products, with a projected market of about $850 million in annual sales by 2005 and an annual growth rate of about 10% through 2005, in each case as projected by Business Communications Company; and

        o heat spreader and heat pipe products, with a projected market of about $585 million in annual sales by 2005 and an annual growth rate of about 20% through 2005, in each case as projected by Business Communications Company.

        In December 2000, we announced the introduction of, and began selling, our new line of eGraf(TM) thermal management products designed to aid the cooling of chip sets and other heat generating components in computers, communications equipment and other electronic devices. We can provide custom or off-the-shelf thermal interface products, heat sinks, heat spreaders and heat pipes and sophisticated thermal solutions for cooling complex devices. Our new product line

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



offers advantages for mobile communications and other electronic devices over competitive products such as copper, aluminum and other current thermal interface materials. These advantages include our new products' excellent ability to conduct heat, their mechanical and thermal stability, their lightweight, compressible and conformable nature, their cost competitiveness, and their ease of handling.

RECENT PUBLIC OFFERING

        In July 2001, we completed a public offering of 10,350,000 shares of our common stock at a public offering price of $9.50 per share. The gross proceeds from that offering were about $98 million and the net proceeds to us were about $91 million. 60% of the net proceeds will be used to prepay term loans under the New Senior Facilities. Prepayments will be applied against scheduled maturities of term loans in the order in which they are due. The balance of the net proceeds will be used to fund growth and expansion of our Advanced Energy Technology Division, including growth through acquisitions, and, pending use, will be applied to reduce the outstanding balance under our revolving credit facility.

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

        The original plan included plant rationalization, plant cost reduction and overhead cost reduction. The original plan resulted in a restructuring charge of $86 million in the 1998 third quarter, of which $29 million was a non-cash charge. We also recorded an impairment loss on long-lived Russian assets of $60 million in the 1998 third quarter.

        As planned, we ceased manufacturing operations at our plant in Germany in 1998. Our Canadian plant ceased production activities in April 1999. We completed, ahead of schedule, our consolidation of administrative offices with the relocation of headquarter activities to Nashville, Tennessee and European administration activities to our Swiss subsidiary. About 366 positions were eliminated pursuant to those elements of the plan.

        We achieved cost savings of about $73 million in 1999, exceeding our original target of $64 million. We achieved about $41 million of those savings in cost of sales.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        We achieved cost savings of about $96 million in 2000, exceeding our original target of $93 million. We achieved about $64 million of those savings in cost of sales.

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

        We have evaluated and continue to refine our debt, working capital and organizational structures to improve cash management and reduce tax expense. We believe that our effective average annual tax rate will be about 45% in 2001.

        During late 1999 and into the 2000 first quarter, our graphite specialties business, which now is part of our Advanced Carbon and Graphite Materials business unit, experienced significant adverse change due to a decline in demand, particularly from certain segments of the semiconductor industry, the growth in supply due to expansion by other producers, a decline in prices and delays in bringing new or improved products to market. This change indicated the need for assessing the recoverability of the long-lived assets of this business. These assets were located primarily at our plant in Clarksburg, West Virginia. We estimated the future undiscounted cash flows expected to result from the use of these assets and concluded they were below the respective carrying amounts. Accordingly, we recorded an impairment loss of $35 million in the 1999 fourth quarter for the unrecoverable portion of these assets, effectively writing down the carrying value of the fixed assets to their estimated fair value of $6 million. In 2000, we restructured the business. The key elements of the restructuring consisted of elimination of low profitability product lines, rationalization of operations to generate costs savings and improve profitability of the remaining product lines, and use of graphite specialties

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


technology to develop new, and expand existing, markets. Accordingly, in the 2000 first quarter, we recorded a restructuring charge of $6 million. In the 2000 third quarter, based on subsequent developments, we decided not to demolish certain buildings. Accordingly, we reversed $4 million of the charge related thereto. The $2 million balance of the charge related primarily to severance costs. We expect the restructuring to generate cost savings at an annual run rate of about $7 million by the end of 2001.

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

        In the 2000 fourth quarter, we recorded a $4 million charge in connection with a corporate restructuring involving a workforce reduction of about 85 employees. The functional areas affected include finance, accounting, sales, marketing and administration. The charge consists primarily of severance costs. The restructuring is expected to reduce spending by about $2 million in 2001 and about $6 million per year thereafter. We continue to target reducing selling and administrative expenses to about $76 million by the end of 2002, a reduction of about 26% as compared to 1998.

        In May 2001, we announced that we intend to shut down our graphite electrode manufacturing operations at our facilities in Clarksville and Columbia, Tennessee for an undetermined period of time. Graphite electrode machining operations in Clarksville will continue using products from our other facilities. The shutdown is part of our strategy of reducing costs and optimizing global production capacity and reflects current graphite electrode market conditions. These operations are our highest cost graphite electrode manufacturing operations.

        We expect that the shutdown will result in annual cost savings of $18 million beginning in 2002 and will enable us to avoid $9 million in otherwise necessary capital expenditures. We recorded restructuring, impairment and related charges of $58 million in the 2001 second quarter in connection with the shutdown, including $2 million of cash costs for severance and $3 million of cash costs related to the plant shutdown. The shutdown will affect 171 employees. The shutdown is expected to be completed by the end of the 2001 third quarter. We expect to incrementally expand graphite electrode manufacturing capacity at our facilities in Mexico and Europe for an expected capital investment of about $3 million.

POWER OF ONE BUSINESS TRANSFORMATION INITIATIVE

        In support of our strategy, we are implementing a global business transformation initiative entitled POWER OF ONE. POWER OF ONE is a coordinated global self-assessment and business process rationalization and transformation initiative driving one consistent theme

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


throughout our organization: "BECOMING THE BEST." We expect the initiative to accelerate development and implementation of business opportunities and develop leadership skills more broadly within all management levels as well as support our efforts to reduce costs and working capital needs, improve efficiencies and product quality, shorten cycle times and achieve "BEST IN CLASS" performance. The initiative is also designed to enable us to achieve the successful completion of our previously announced cost reduction activities. Through June 30, 2001, our investment in the initiative included about $5 million in expenses and $3 million of capital expenditures, primarily for advanced planning and scheduling supply chain software and global treasury management information systems. We believe that most of the future investment for this initiative will be funded from realized cost savings.

        Effective April 2001, we entered into a ten year service contract with CGI Group Inc. pursuant to which CGI became the delivery arm for our global information technology service requirements, including the design and implementation of our global information and advanced manufacturing and demand planning processes, using J.D. Edwards software. Through this contract, we expect to transform our information technology service capability into an efficient, high quality enabler for our global supply chain initiatives as well as a contributor to our cost reduction objectives. Under the outsourcing provisions of this contract, CGI will manage our data center services, networks, desktops, telecommunications and legacy systems, with an anticipated annual cost savings of about $1 million. Through this contract, we believe that we will be able to leverage the resources of CGI to assist us in achieving our information technology goals and our targeted cost savings.

STRATEGIC ALLIANCES

        We are pursuing strategic alliances that enhance or complement our existing or related businesses and have the potential to generate strong cash flow. Strategic alliances may be in the form of joint venture, licensing, supply or other arrangements that leverage our strengths to achieve cost savings, improve margins and cash flow, and increase net sales and earnings growth.

        In December 2000, we entered into a license and technical services agreement with Conoco Inc. to license our proprietary technology for use at the carbon fiber manufacturing facility that Conoco is building in Ponca City, Oklahoma. In addition, we will continue to provide a wide variety of technical services to Conoco. Under a separate tolling agreement, which was entered into in February 2001, we will provide manufacturing services to Conoco at our facility in Clarksburg, West Virginia for carbon fibers to be subsequently produced at Conoco's new facility. Under the tolling agreement, until Conoco's new facility commences operations, we will use raw materials provided by Conoco to manufacture the same type of carbon fibers that will be produced at Conoco's new facility. Conoco's new carbon fiber technology could be used in portable power applications, such as batteries for personal computers and cell phones, as well as a wide range of other electronic devices and automotive applications. In 2001, we entered into a seven-year supply agreement with Conoco relating to petroleum coke.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


This agreement contains customary terms and conditions. We are working with Conoco to expand our strategic relationship in supply chain and other areas.

        In March 2001, we contributed our Brazilian cathode manufacturing operations with a book value of $3 million to Carbone Savoie. Pechiney, the 30% minority owner of Carbone Savoie, contributed approximately $9 million in cash to Carbone Savoie as part of this transaction. Prior to these contributions, all of Carbone Savoie's manufacturing operations were located in France. The cash contribution will be used to upgrade manufacturing operations in Brazil and France, which is expected to be completed in early 2002. Ownership in Carbone Savoie remains 70% by us and 30% by Pechiney. Under our now broadened alliance, Carbone Savoie holds our entire cathode manufacturing capacity, which is about 40,000 metric tons of cathodes annually.

        In April 2001, we entered into a joint venture agreement with Jilin to produce and sell high quality graphite electrodes in China, which we believe to be the largest market for graphite electrodes in the world. Jilin is the largest producer of graphite electrodes and other graphite and carbon products in China.

        The joint venture is expected to utilize renovated capacity at Jilin's main facility in Jilin City and to complete additions at another site in Changchun that were begun by Jilin. The first phase of renovations is expected to be completed by 2002. The joint venture is expected to have capacity to manufacture about 20,000 metric tons of graphite electrodes annually and to be configured so as to be expandable to about 30,000 metric tons. We will contribute $6 million of cash plus technical assistance for a 25% ownership interest in the joint venture. The completion of the parties' capital contributions to the joint venture is subject to the receipt of required Chinese governmental and corporate confirmations and approvals.

        We have been working with Ballard since 1992 on developing natural graphite-based materials for use in Ballard fuel cells for power generation. We expect commercialization of fuel cells to occur in the middle of this decade, particularly as countries around the world deal with environmental problems created from other sources of energy. We believe that advances in fuel cell technology, growth in worldwide power demand and deregulation of power utilities as well as environmental issues are driving the market for fuel cells. Potential fuel cell applications include transportation, stationary and portable applications.

        Ballard is the world leader in developing zero-emission fuel cells known as PEM fuel cells, including direct methanol fuel cells, for power generation. Eleven out of the fourteen prototype fuel cell vehicles in the California Fuel Cell Partnership are powered by Ballard fuel cells, including Ford's FC5 and Daimler Chrysler's NECAR 4A, Jeep Commander and, most recently, NECAR 5. In 2001, the California Air Resource Board reiterated its commitment that, beginning in 2003, a minimum of 10% of the vehicles sold in California meet low or zero-emission vehicle standards.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        In 1999, we entered into a collaboration agreement with Ballard to coordinate our respective research and development efforts on flow field plates and a supply agreement for flexible graphite materials. In 2000, Ballard launched its new Mark 900 PEM fuel cell stack and announced that it was the foundation for Ballard's fuel cells for transportation, stationary and portable applications. The flow field plates used in Ballard Mark 900 PEM fuel cell stacks are made from our GRAFCELL(TM) advanced flexible graphite products.

        In June 2001, our subsidiary, Graftech, entered into a new exclusive development and collaboration agreement and a new exclusive long-term supply agreement with Ballard, which significantly expand the scope and term of the 1999 agreements. In addition, Ballard became a strategic investor in Graftech, investing $5 million in shares of Ballard common stock for a 2.5% equity ownership interest, to support the development and commercialization of natural graphite-based materials and components for PEM fuel cells. As an investor in Graftech, Ballard has rights of first refusal with respect to certain equity ownership transactions, tag along and drag along rights, and preemptive and other rights to acquire additional equity ownership under certain limited circumstances.

        The scope of the new exclusive development and collaboration agreement includes natural graphite-based materials and components, including flow field plates and gas diffusion layers, for use in PEM fuel cells and fuel cell systems for transportation, stationary and portable applications. The initial term of this agreement extends through 2011. As part of this agreement, we have agreed to develop and manufacture prototype graphitic materials and components and provide early stage testing of these prototypes in an on-site fuel cell testing center. Under the new supply agreement, we will be the exclusive manufacturer and supplier of natural graphite-based materials for Ballard fuel cells and fuel cell systems. We will also be the exclusive manufacturer of natural graphite-based components, other than those components that Ballard manufactures for itself. The initial term of this agreement, which contains customary terms and conditions, extends through 2016. We have the right to manufacture and sell, after agreed upon release dates, natural graphite-based materials and components for use in PEM fuel cells to other parties in the fuel cell industry. In connection with the manufacture and sale of components, Ballard will grant us a royalty-bearing license for related manufacturing process technology.

REFINANCING AND DEBT RECAPITALIZATION.

        In November 1998, the Prior Senior Facilities were refinanced and the indenture governing the Subordinated Notes (the "SUBORDINATED NOTE INDENTURE") was amended. In connection with the refinancing, we obtained additional term debt of $210 million. Our new management team undertook this refinancing to enable us to pay antitrust fines, liabilities and expenses and to strengthen our financial condition by extending maturities of some of our debt.

        In February 2000, we completed a debt recapitalization. We obtained the New Senior Facilities, which were amended in October 2000, April 2001 and July 2001. The New Senior

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


Facilities consist of a [euro] 300 million six year term loan facility, a $350 million eight year term loan facility and a [euro] 250 million six year revolving credit facility. The six year term loan and revolving credit facilities are dollar/euro dual currency facilities. We used the net proceeds from the New Senior Facilities to repay and terminate the Prior Senior Facilities, to redeem the Subordinated Notes at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, to repay certain other debt and to pay related expenses. We recorded an extraordinary charge of $13 million, net of tax, in connection with our debt recapitalization. The charge includes the redemption premium on the Subordinated Notes, bank, legal, accounting, filing and other fees and expenses, and write-off of deferred debt issuance costs. The debt recapitalization lowered our average annual interest rate, extended the average maturities of our debt and replaced our financial and other covenants. In light of changes in conditions affecting our industry, changes in global and regional economic conditions, our recent financial performance and other factors, we closely monitor our compliance with those covenants.

        In October 2000, the New Senior Facilities were amended to, among other things, increase the maximum leverage ratio permitted there under through June 30, 2001. In connection therewith, we paid an amendment fee of $2 million and our interest rates increased by 25 basis points.

        In April 2001, the New Senior Facilities were amended to, among other things, exclude certain expenses incurred in connection with the lawsuit initiated by us against our former parents and certain charges and payments in connection with antitrust fines, settlements and expenses from the calculation of financial covenants through June 30, 2002 and in certain cases thereafter.

        In July 2001, the New Senior Facilities were amended to, among other things, change our financial covenants so that they will be less restrictive through 2006 than would otherwise have been the case. In connection therewith, we agreed that our investments in Graftech and any of our other unrestricted subsidiaries after this amendment will be made in the form of secured loans, which will become collateral under the New Senior Facilities, and that the maximum amount of capital expenditures permitted under the New Senior Facilities will be reduced in 2001 and 2002. We do not expect that our capital expenditures will exceed such maximums. In addition, we paid an amendment fee of $2 million and our interest rates increased by 25 basis points.

LITIGATION AGAINST OUR FORMER PARENT COMPANIES INITIATED BY US

        In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. The other defendants include two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in January 1995. In the lawsuit, we allege,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


among other things, that certain payments made to our former parents in connection with the recapitalization were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in UCAR and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. The defendants have filed motions to dismiss this lawsuit and motions to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through June 30, 2001, we had incurred about $4 million of these legal expenses.

ANTITRUST AND OTHER LITIGATION AGAINST US

        Since 1997, we have been subject to antitrust investigations by antitrust authorities in the U.S., the European Union, Canada, Japan and Korea. In addition, we have learned that the Brazilian antitrust authorities have requested written information from various steel makers in Brazil. In addition, civil antitrust lawsuits have been commenced and threatened against us and other producers and distributors of graphite and carbon products in the U.S., Canada and elsewhere. We recorded a pre-tax charge against results of operations for 1997 in the amount of $340 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

        In April 1998, UCAR pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine in the aggregate amount of $110 million, payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million, and $21 million, commencing July 23, 1998 (the "DOJ FINE"). The payments due in 1998, 1999 and 2000 were timely made. At our request, the due date of each of the remaining three payments has been deferred by one year. Of the $110 million aggregate amount, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. In March 1999, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. We have settled virtually all of the graphite electrode antitrust claims by steel makers in the U.S. and Canada as well as antitrust claims by certain other customers. None of the settlement or plea agreements contain restrictions on future prices of our graphite electrodes. There remain, however, certain pending lawsuits and claims. In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violations of Korean antitrust law by producers and distributors of graphite electrodes. No fine has been assessed. The maximum fine, if any, for such a violation is five percent of a company's sales of the relevant product during the period of violation, a maximum fine of about $5.3 million in our case. Any such fine would be subject to reduction for cooperation.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        In January 2000, the antitrust authority of the European Union issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleged that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. On July 18, 2001, that authority issued its decision. Under the decision, that authority assessed a fine of (euro) 50.4 million (about $43 million) against UCAR resulting from the role of our former management in a graphite electrode price fixing cartel. That authority also assessed fines against seven other graphite electrode producers under the decision, with fines ranging up to (euro) 80.2 million (about $69 million). As a result of the assessment of the fine against us, we recorded a pre-tax charge of $10 million against results of operations in the 2001 second quarter as an additional reserve for potential liabilities and expenses related to antitrust investigations and related lawsuits and claims. We are very pleased that this decision brings to a conclusion our last major pending antitrust liability. From the initiation of its investigation, we have cooperated with the antitrust authority of the European Union. As a result of our cooperation, our fine reflects a 40% reduction from the amount that otherwise would have been assessed. That authority's policy is to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. Based on that policy and our recent discussions regarding payment terms with that authority, we believe that payment of the fine will not interfere with the implementation of our business strategies or compliance with financial covenants in the New Senior Facilities.

        We are continuing to cooperate with the DOJ and the Canadian antitrust authorities in their continuing investigations of other producers and distributors of graphite electrodes. We are also cooperating with the Korean antitrust authority in its continuing investigation. In connection therewith, we have produced and are producing information, documents or witnesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated by authorities in other jurisdictions.

        We cannot assure you that remaining liabilities and expenses in connection with antitrust investigations, lawsuits and claims will not materially exceed the remaining uncommitted balance of the reserve or that the timing of payment thereof will not be sooner than anticipated. At June 30, 2001, before taking into account the fine assessed by the antitrust authority of the European Union and any related payment terms, but after giving effect to the additional $10 million charge, the remaining uncommitted balance of the reserve was about $52 million. In the aggregate (including the assessment of the fine by the antitrust authority of the European Union and the additional $10 million charge), the fines and settlements described above and related expenses, net, were within the amounts we used to evaluate the $350 million charge. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, $350 million represents our estimate of these liabilities and expenses. The guilty pleas and the decision by the antitrust authority of the European Union make it more difficult to defend against other investigations, lawsuits and claims. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        UCAR had been named as a defendant in a stockholder derivative lawsuit and as a defendant in a securities class action lawsuit, each of which was based, in part, on the subject matter of the antitrust investigations, lawsuits and claims. In October 1999, UCAR and the other defendants settled these lawsuits for an aggregate of $40.5 million, of which $11.0 million was paid by us. These settlements have become final. We recorded a charge of $13 million, which included $2 million of expenses, in the 1999 third quarter, in connection with these settlements. In the 2000 second quarter, we reversed $1 million of this charge because expenses were lower than expected.

CUSTOMER BASE

        We are a global company and serve all major geographic markets. Sales of our products to customers outside the U.S. accounted for about 69% of our net sales in 2000. Our customer base includes both steel makers and non-steel makers. In 2000, five of our ten largest customers were purchasers of non-graphite electrode products or purchasers of graphite electrodes for non-steel making purposes. In 2000, five of our ten largest customers were based in Europe, two were in the U.S. and one in each of Africa, Mexico and Brazil. No single customer or group of affiliated customers accounted for more than 4% of our net sales in 2000.

GLOBAL ECONOMIC CONDITIONS AND OUTLOOK

        We are impacted in varying degrees, both positively and negatively, as country or regional conditions affecting the markets for our products fluctuate.

        Throughout 1998 and the 1999 first quarter, electric arc furnace steel production declined as a result of adverse global and regional economic conditions. A recovery began in the 1999 second quarter that lasted through mid-2000. Beginning in mid-2000, electric arc furnace steel production began to weaken in North America. The weakening became more severe in the 2000 fourth quarter and is expected to continue at least through the end of 2001, and may impact other regional economies. Notwithstanding that weakening, in 2000 estimated worldwide electric arc furnace steel production was a record 285 million metric tons (about 34% of total steel production). These fluctuations in electric arc furnace steel production resulted in corresponding fluctuations in demand for graphite electrodes. Overall pricing, however, weakened throughout most of this period.

        We estimate that worldwide graphite electrode demand increased by about 4% in 2000 as compared to 1999. Our volume of graphite electrodes sold increased by 5% in 2000 as compared to 1999. We implemented, and are continuing to implement, increases in local currency selling prices of our graphite electrodes announced in 2000 in Europe, the Asia Pacific region, the Middle East and South Africa. In April 2001, we implemented an additional 8% local currency selling price increase in Europe.

        In light of, among other things, the weakness in electric arc furnace steel production in North America, we believe that worldwide electric arc furnace steel production will decline in 2001

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


as compared to 2000. We expect that demand for our graphite electrodes will decline in 2001 as compared to 2000 due to the decline in electric arc furnace steel production and our efforts to implement those local currency selling price increases. Assuming no change in product mix, we expect average local currency selling prices of our graphite electrodes to increase slightly in 2001 as compared to 2000.

        In anticipation of lower demand in 2001 and consistent with our continuing efforts to reduce inventory levels, we initially reduced operating levels and laid off certain production employees at certain of our facilities in North America. We recently announced that we intend to shut down graphite electrode manufacturing operations at two of our facilities in the U.S. Assuming no change in product mix and no change in currency exchange rates from those in effect at December 31, 2000, we believe that lower production rates and higher energy and raw material costs will increase our graphite electrode costs of sales in 2001 as compared to 2000. We believe, however, that the impact of this shutdown will more than offset this increase by 2002.

        In 1998 and 1999, demand and prices for most of our other products sold to the metals industries were adversely affected by the same global and regional economic conditions that affected graphite electrodes. In the 1999 second quarter, however, worldwide demand by customers for many of our other products began to gradually recover. During 2000, demand for most of these products as a group was relatively stable. Overall pricing did not strengthen. The circumstances that impacted demand and prices for these products in 2000 are expected to continue in 2001.

        In April 2001, Conoco experienced an explosion at its petroleum coke plant in Humberside, England. Conoco produces petroleum coke at two plants, Humberside and Lake Charles, Louisiana. Conoco has placed customers of petroleum coke from its Humberside facility on allocation until August 2001. We are working with Conoco and other coke producers to minimize interruptions in deliveries to us. We currently expect that Conoco will begin to phase in increases in customer allocations in August as production is restored and that allocations will be fully restored by the end of 2001. We have not been materially adversely affected by this event to date and do not expect to be so affected in the future unless supply of coke from that plant continues to be interrupted for longer than currently expected.

        Our outlook could be significantly impacted by changes in global or regional economic conditions, including the impact of interest rate changes on the part of the U.S. Federal Reserve Board and changes in the automotive industry in North America.

HIGHLIGHTS OF 2001 SECOND QUARTER AS COMPARED TO 2001 FIRST QUARTER

        The net sales of our Graphite Power Systems Division increased to $137 million in the 2001 second quarter from $136 million in the 2001 first quarter, primarily due to higher volume of graphite electrodes sold, partially offset by lower volume of carbon electrodes and cathodes sold. Volume of graphite electrodes sold was 46,000 metric tons in the 2001 second quarter as compared to 43,000 metric tons in the 2001 first quarter. The higher volume of graphite electrodes sold represented an increase of $7 million in net sales. Average sales revenue per metric ton of graphite electrodes in the 2001 second quarter was $2,367 as compared to the average in the 2001 first quarter of $2,419. The lower average sales revenue per metric ton represented a decrease of $2 million in net sales. The decrease in average selling prices was due to the impact of changes in currency exchange rates. The gross profit of the division in the 2001 second quarter was $41 million (29.8% of net sales), an increase from gross profit in the 2001 first quarter of $38 million (27.4% of net sales). The increase in gross profit was largely due to

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



the increase in net sales, plant costs reductions and lower costs due to the strengthening of the dollar.

        The net sales of our Advanced Energy Technology Division decreased to $34 million in the 2001 second quarter from $35 million in the 2001 first quarter, primarily due to lower volume of carbon refractories sold. The gross profit in the 2001 second quarter was $10 million (31.2% of net sales), a decrease from gross profit in the 2001 first quarter of $11 million (32.0% of net sales). The decrease in gross margin was primarily due to the decrease in net sales.

        Selling, administrative and other expenses were $19 million in the 2001 second quarter, a decrease of $2 million from $21 million in the 2001 first quarter. Interest expense was $16 million in the 2001 second quarter, a decrease of $3 million from the 2001 first quarter due to lower average interest rates and lower average debt outstanding.

        For the 2001 second quarter, the effective income tax rate before special charges was 48%, an increase from the 2001 first quarter effective income tax rate of 40%, primarily due to the fact that a higher percentage of our earnings was derived from higher tax jurisdictions.

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

        During 2000 and the 2001 first half, many of the currencies in which we manufacture and sell our products weakened against the dollar. The most significant consisted of the weakening of the euro, which devalued about 6% against the dollar during 2000 and about 10% in the 2001

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

first half, the weakening of the Brazilian currency, which devalued about 8% against the dollar during 2000 and devalued about 16% in the 2001 first half, and the weakening of the South African currency, which devalued about 19% during 2000 and about 6% in the 2001 first half.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2000. Net sales of $171 million in the 2001 second quarter represented a $28 million, or 14%, decrease from net sales of $199 million in the 2000 second quarter. Gross profit of $51 million in the 2001 second quarter represented a $5 million, or 9%, decrease from gross profit of $56 million in the 2000 second quarter. Gross profit margin was 29.9% in the 2001 second quarter as compared to 28.1% in the 2000 second quarter. The decrease in net sales and gross profit was primarily due to lower volume of graphite electrodes sold.

        Cost of sales declined primarily due to lower volumes sold. Cost of sales per metric ton decreased due to plant cost reductions and lower costs due to the strengthening of the dollar. The increase in gross profit margin was primarily due to the fact that the percentage decrease in net sales was less than the percentage decrease in cost of sales, some of which are essentially fixed.

        GRAPHITE POWER SYSTEMS DIVISION. Net sales declined to $137 million in the 2001 second quarter from $170 million in the 2000 second quarter, primarily due to lower volume of all products sold, particularly graphite electrodes. Volume of graphite electrodes sold was 46,000 metric tons during the 2001 second quarter as compared to 56,800 metric tons during the 2000 second quarter. The decrease in volume of graphite electrodes sold represented a reduction of $26 million in net sales. Average sales revenue per metric ton of graphite electrodes in the 2001 second quarter was $2,367 as compared to the average in the 2000 second quarter of $2,374. Unfavorable changes in currency exchange rates represented a reduction of $5 million in net sales of graphite electrodes, more than offsetting the benefits of increases in selling prices in local currencies. Cost of sales decreased to $96 million in the 2001 second quarter from $121 million in the 2000 second quarter. The decrease was primarily due to lower volume of electrodes sold. Plant cost reductions and lower costs due to the strengthening of the dollar resulted in a $27 lower average cost of sales per metric ton for the 2001 second quarter as compared to the 2000 second quarter. Gross profit in the 2001 second quarter was $41 million (29.8% of net sales), a decrease from gross profit in the 2000 second quarter of $49 million (28.7% of net sales).

        ADVANCED ENERGY TECHNOLOGY DIVISION. Net sales increased to $34 million in the 2001 second quarter from $29 million in the 2000 second quarter, primarily due to an increase in volume of refractories sold and an increase in technical service and technology license fees, partially offset by a decrease in volume of flexible graphite sold for gasket applications due to lower demand from the automotive industry. Cost of sales was $24 million in the 2001 second quarter as compared to $22 million in the 2000 second quarter. The increase was primarily due to higher volume of refractories sold. Gross profit in the 2001 second quarter was $10 million

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(31.2% of net sales), an increase from gross profit in the 2000 second quarter of $7 million (23.8% of net sales).

        OPERATING PROFIT FOR US AS A WHOLE. Operating loss in the 2001 second quarter was $39 million as compared to operating profit in the 2000 second quarter of $33 million, or 16.6% of net sales. Operating loss in the 2001 second quarter includes restructuring, impairment and antitrust charges aggregating $68 million that relate primarily to our graphite electrode business. Excluding the special charges, operating profit in the 2001 second quarter would have been $29 million or 17.0% of net sales.

        Selling, administrative and other expense decreased to $19 million in the 2001 second quarter from $23 million in the 2000 second quarter primarily due to reduced corporate spending.

        OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense decreased to $16 million in the 2001 second quarter from $18 million in the 2000 second quarter. The decrease resulted from lower average annual interest rates and lower average total debt outstanding. Average outstanding total debt was $703 million in the 2001 second quarter as compared to $760 million in the 2000 second quarter. The average annual interest rate was 8.0% in the 2001 second quarter as compared to 8.6% in the 2000 second quarter. These average annual interest rates exclude imputed interest on the DOJ fine.

        Provision for income taxes before restructuring, impairment and antitrust charges was $6 million in the 2001 second quarter as compared to $4 million in the 2000 second quarter. The effective income tax rate for the 2001 second quarter was 48%, which was higher than the U.S. federal statutory income tax rate of 35%. The higher rate in the 2001 second quarter was primarily as a result of the fact that a substantial percentage of our earnings were derived from higher tax jurisdictions. The effective income tax rate for the 2000 second quarter was 25%. The rate for the 2000 second quarter was lower than the U.S. federal statutory income tax rate primarily as a result of tax planning strategies, earnings repatriation plans and earnings from consolidated entities with lower effective tax rates.

        As a result of the changes described above, net loss for the 2001 second quarter was $39 million as compared to net income for the 2000 second quarter of $11 million.

        SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2000. Net sales of $342 million in the 2001 first half represented a $52 million, or 13%, decrease from net sales of $394 million in the 2000 first half. Gross profit of $100 million in the 2001 first half represented a $13 million, or 12%, decrease from gross profit of $113 million in the 2000 first half. Gross profit margin was 29.2% in the 2001 first half as compared to 28.7% in the 2000 first half. The decrease in net sales and gross profit was primarily due to lower volume of graphite electrodes sold.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        Cost of sales declined primarily due to lower volumes sold. Cost of sales per metric ton decreased due to plant costs reductions and lower costs due to the strengthening of the dollar. The increase in gross profit margin was primarily due to the fact that the percentage decrease in net sales was less than the percentage decrease in cost of sales, some of which are essentially fixed.

        GRAPHITE POWER SYSTEMS DIVISION. Net sales declined to $273 million in the 2001 first half from $331 million in the 2000 first half, primarily due to lower volume of all products sold, particularly graphite electrodes. Volume of graphite electrodes sold was 89,000 metric tons during the 2001 first half as compared to 108,000 metric tons in the 2000 first half. The decrease in volume of graphite electrodes sold represented a reduction of $46 million in net sales. Average sales revenue per metric ton of graphite electrodes in the 2001 first half was $2,392 as compared to the average in the 2000 first half of $2,426. Unfavorable changes in currency exchange rates represented a reduction of $10 million in net sales of graphite electrodes, more than offsetting the benefits of increases in selling prices in local currencies. Cost of sales decreased to $194 million in the 2001 first half from $233 million in the 2000 first half. The decrease was primarily due to lower volume of electrodes sold. Plant cost reductions and lower costs due to the strengthening of the dollar resulted in a slightly lower average cost of sales per metric ton for the 2001 first half as compared to the 2000 first half. Gross profit in the 2001 first half was $79 million (28.6% of net sales), a decrease from gross profit in the 2000 first half of $98 million (29.8% of net sales).

        ADVANCED ENERGY TECHNOLOGY DIVISION. Net sales increased to $69 million in the 2001 first half from $63 million in the 2000 first half, primarily due to an increase in volume of refractories sold and an increase in technical service and technology license fees, partially offset by a decrease in volume of flexible graphite sold for gasket applications due to lower demand from the automotive industry. Cost of sales was $48 million in each period. Gross profit in the 2001 first half was $21 million (31.6% of net sales), an increase from gross profit in the 2000 first half of $15 million (23.2% of net sales).

        OPERATING PROFIT FOR US AS A WHOLE. Operating loss in the 2001 first half was $14 million as compared to operating profit in the 2000 first half of $57 million, or 14.5% of net sales. Operating profit in the 2001 first half includes aggregate restructuring, impairment and antitrust charges of $68 million that relate primarily to our graphite electrode business. Excluding the special charges, operating profit in the 2001 first half would have been $54 million, or 15.8% of net sales.

        Selling, administrative and other expense decreased to $40 million in the 2001 first half from $47 million in the 2000 first half primarily due to reduced corporate spending.

        OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense decreased to $35 million in the 2001 first half from $39 million in the 2000 first half. The decrease resulted from lower average annual interest rates and lower average total debt outstanding. Average outstanding total debt was

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

$716 million in the 2001 first half as compared to $767 million in the 2000 first half. The average annual interest rate was 8.4% in the 2001 first half as compared to 9.4% in the 2000 first half. These average annual interest rates exclude imputed interest on the DOJ fine.

        Excluding the restructuring, impairment and antitrust charges, the provision for income taxes in the 2001 first half reflects a 45% effective income tax rate, which is higher than the U.S. Federal income tax rate of 35% primarily due to the fact that a higher percentage of our earnings was derived from higher tax jurisdictions. Excluding the restructuring charge, the provision for income taxes in the 2000 first half reflects a 25% effective rate, primarily due to the fact that a higher percentage of our earnings was derived from jurisdictions with lower effective income tax rates.

        As a result of the changes described above, net loss was $36 million in the 2001 first half, a decrease from net income before extraordinary item of $13 million in the 2000 first half.

LIQUIDITY AND CAPITAL RESOURCES

        Our sources of funds have consisted principally of invested capital, cash flow from operations and debt financing. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures and payment of fines, liabilities and expenses in connection with investigations, lawsuits and claims.

        We are highly leveraged and have substantial obligations in connection with antitrust investigations, lawsuits and claims. At June 30, 2001, we had total debt of $695 million and a stockholders' deficit of $354 million, as compared to total debt of $735 million and a stockholders' deficit of $316 million at December 31, 2000. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent operating results.

        Cash and cash equivalents were $35 million at June 30, 2001 as compared to $47 million at December 31, 2000. Net debt (which is total debt, net of cash, cash equivalents and short-term investments) was $660 million at June 30, 2001 as compared to $688 million at December 31, 2000.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        To minimize interest expense, except for our Brazilian subsidiary prior to mid-1999, we attempt to operate on a "zero-cash" basis. This means that we use, and are dependent on, funds available under our revolving credit facility, including continued compliance with the financial covenants under the New Senior Facilities, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. We believe that our cost savings will, over the next one to two years, continue to improve our cash flow from operations for a given level of net sales. Among other things, we are seeking to improve cash flow from operations through improvements in sales and operations planning, cash management (including accounts payable and receivable management), production scheduling and inventory management. Improvements in cash flow from operations resulting from these initiatives are being partially offset by associated cash implementation costs while they are being implemented.

        Our high leverage and substantial obligations in connection with antitrust investigations, lawsuits and claims could have a material impact on our liquidity. Cash flow from operations services payment of our debt and these obligations, thereby reducing funds available to us for other purposes. Our leverage and these obligations make us more vulnerable to economic downturns and make us more vulnerable in the event that these obligations are greater or the timing of payment is sooner than expected.

        Our ability to service our debt, as it comes due, including maintaining compliance with the covenants under the New Senior Facilities, and to meet these and other obligations as they come due is dependent on our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, developments in antitrust investigations, lawsuits and claims involving us and inflation in raw material, energy and other costs.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        We are dependent on our revolving credit facility and continuing compliance with the financial covenants under the New Senior Facilities for liquidity. The New Senior Facilities require us to, among other things, comply with specified minimum interest coverage and maximum leverage ratios which become more restrictive over time. In October 2000, April 2001 and July 2001 we obtained amendments to the New Senior Facilities. The amendments, among other things, change our financial covenants so that they will be less restrictive through 2006 than would otherwise be the case and exclude certain litigation and antitrust charges and payments from the calculation of financial covenants through June 30, 2002 and in certain cases thereafter. At June 30, 2001, we were in compliance with the financial covenants in the New Senior Facilities.

        While our revolving credit facility provides for maximum borrowings of up to [euro] 250 million, our current ability to borrow under this facility is effectively substantially less than the maximum due to the impact additional borrowings under this facility would have on our compliance with the maximum leverage ratio permitted under the New Senior Facilities.

        While no assurances can be made, we believe we will comply with the covenants under the New Senior Facilities at least through 2002. If we subsequently believe that we will not continue to comply with such covenants, we will seek an appropriate waiver or amendment from the lenders thereunder. There can be no assurance that we will be able to obtain such waiver or amendment on acceptable terms or at all.

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

        CASH FLOW PROVIDED BY OPERATING ACTIVITIES. Cash flow provided by operating activities was $1 million in the 2001 first half as compared to cash flow provided by operating activities of $25 million in the 2000 first half. The decreased generation of cash flow of $24 million resulted primarily from a reduction of gross profit and non-cash charges included in net income (loss).

        CASH FLOW USED IN INVESTING ACTIVITIES. We used $7 million of cash flow for investing activities during the 2001 first half as compared to $22 million during the 2000 first half. This reduction of $15 million was primarily due to a reduction in cash flow used for capital expenditures.

        CASH FLOW PROVIDED BY FINANCING ACTIVITIES. Cash flow used in financing activities was $5 million for the 2001 first half as compared to cash flow used in financing activities of $9

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


million in the 2000 first half. During the 2001 first half, we received $9 million from an additional minority investment in connection with the broadening of our strategic alliance in the cathode business with Pechiney and made $16 million in net debt repayments. During the 2000 first half, we incurred $28 million of costs in connection with our debt recapitalization in February 2000, of which we paid $26 million in the 2000 first half, and had an increase in net borrowings of $17 million.

ACCOUNTING CHANGES

        In July 2001, the FASB issued Statement of Financial Account Standards ("SFAS") 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," both of which are effective for all fiscal years beginning after December 15, 2001. These statements establish accounting and reporting standards for business combinations, goodwill, and intangible assets. We are currently evaluating the impact of SFAS 141 and SFAS 142 on our results of operations, cash flows and financial position.

        In September 2000, FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS 125, which has the same title. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings, and requires certain additional disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We believe that SFAS 140 will not materially impact our results of operations, cash flows or financial position.

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

        Our exposure to changes in interest rates results primarily from variable or floating rate long-term debt where the interest rate is determined based on LIBOR or euro LIBOR. We enter into agreements with financial institutions, which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. At June 30, 2001, we had an interest rate cap on $100 million of debt, limiting the floating interest rate factor on this debt to 5.0% through June 29, 2002, and we had interest rate caps on [euro] 200 million of debt, limiting the floating interest rate factor on this debt to 5.0% through February 27, 2002.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

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

When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. We held contracts for the purpose of hedging against these risks with an aggregate notional amount of about $83 million at June 30, 2001 and $69 million at December 31, 2000. All of our contracts mature within one year. All of our contracts are marked-to-market monthly and, accordingly, transaction gains and losses are reflected in the Consolidated Statements of Operations. Unrealized gains and losses on our outstanding contracts were a $2 million unrealized loss at June 30, 2001 and nil at December 31, 2000.

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

        In April 1998, pursuant to a plea agreement between the DOJ and UCAR, the DOJ charged UCAR and unnamed co-conspirators with participating from at least July 1992 until at least June 1997 in an international conspiracy involving meetings and conversations in the Far East, Europe and the U.S. resulting in agreements to fix prices and allocate market shares in the U.S. and elsewhere, to restrict co-conspirators' capacity and to restrict non-conspiring producers' access to manufacturing technology for graphite electrodes. In addition, in April 1998, pursuant to the plea agreement, UCAR pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The fine is payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The plea agreement was approved by the District Court and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. The payments due in 1998, 1999 and 2000 were timely made. At our request, the due date of each of the remaining three payments has been deferred by one year.

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

        In January 2000, Mitsubishi Corporation, one of our former parents, was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes. Mitsubishi entered a plea of not guilty. In February 2001, a jury found Mitsubishi guilty of the charge. Mitsubishi has entered into a sentencing agreement with the DOJ, which has been approved by the District Court, pursuant to which Mitsubishi has agreed to pay a fine of $134 million and not appeal its conviction.

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

        In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. On July 18, 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision the EU Competition Authority assessed a fine of [euro] 50.4 million (about $43 million) against UCAR. Seven other graphite electrode producers were also fined under the decision, with fines ranging up to [euro] 80.2 million (about $69 million). From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, our fine reflects a 40% reduction from the amount that otherwise would have been assessed. The policy of the EU

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



Competition Authority is to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We are discussing payment terms with the EU Competition Authority. Assessment of the fine is subject to appeal before the Court of First Instance in Luxembourg. Any appeal would need to be filed within three months after the fine was assessed and the fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We have not decided whether to appeal the assessment of the fine.

        In the second quarter of 2001, we learned that the Brazilian antitrust authorities have requested written information from various steelmakers in Brazil. We have not received a request for information from the Brazilian antitrust authorities.

        We are continuing to cooperate with the DOJ and the Competition Bureau in their continuing investigations of other producers and distributors of graphite electrodes. We are also cooperating with the Korean antitrust authority in its continuing investigation. In connection therewith, we have produced and are producing information, documents or witnesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated by authorities in other jurisdictions.

        The guilty pleas and the decision by the EU Competition Authority make it more difficult for us to defend against other investigations as well as civil lawsuits and claims. We have been vigorously protecting, and intend to continue to vigorously protect, our interests in connection with the investigations described above. We may, however, at any time settle any possible unresolved charges.

ANTITRUST LAWSUITS

        In 1997, we and other producers of graphite electrodes were served with complaints commencing various antitrust class action lawsuits. Subsequently, the complaints were either withdrawn without prejudice to refile or consolidated into a single complaint in the District Court (the "ANTITRUST CLASS ACTION LAWSUIT"). In the consolidated complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes and seek, among other things, an award of treble damages. In August 1998, the District Court certified a class of plaintiffs consisting of all persons who purchased graphite electrodes in the U.S. (the "CLASS") directly from the defendants during the period from July 1, 1992 through June 30, 1997 (the "CLASS PERIOD").

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

        In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the District Court (the "FOREIGN CUSTOMER LAWSUITS"). The first complaint, entitled FERROMIN INTERNATIONAL TRADE CORPORATION,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 26 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP NEW ZEALAND LTD. ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled SAUDI IRON AND STEEL COMPANY V. UCAR INTERNATIONAL INC., ET AL., was filed by a steelmaker who is located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We have filed motions to dismiss the first and second complaints. In June 2001, our motion to dismiss the first and second complaints was granted with respect to substantially all of the plaintiffs' claims.

        In 1999 and 2000, we were served with three complaints commencing three civil antitrust lawsuits (the "CARBON ELECTRODE LAWSUITS"). The first complaint, filed in the District Court, is entitled GLOBE METALLURGICAL, INC. V. UCAR INTERNATIONAL INC., ET AL. The second complaint, filed in U.S. Bankruptcy Court for the Northern District of Ohio, is entitled IN RE SIMETCO, INC. The third complaint, filed in the U.S. District Court for the Southern District of West Virginia, is entitled ELKEM METALS COMPANY INC and ELKEM METALS COMPANY ALLOY LLP V. UCAR CARBON COMPANY INC., ET AL. SGL Carbon AG is also named as a defendant in the first complaint and SGL Carbon Corporation is also named as a defendant in the first and third complaints. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. We filed motions to dismiss the second and third complaints. In May 2001, our motion to dismiss the second complaint was denied. The guilty pleas described above do not relate to carbon electrodes.

        Certain customers who purchased carbon electrodes or other products from us or who purchased graphite electrodes from us in various countries outside the U.S. and Canada have threatened to commence antitrust lawsuits against us in the U.S. or in other jurisdictions with respect to the subject matter of the investigations and lawsuits described above. We are aware that Messrs. Krass and Hart were or are named as defendants in certain civil antitrust lawsuits. We do not intend to reimburse them for any of their liabilities or expenses in connection therewith.

        Through June 30, 2001, except as described in the next paragraph, we have settled all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible antitrust claims by certain other customers who negotiated directly with us. The settlements cover virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The settlement of the antitrust class action also covers the actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of the respective settlements

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All fines and settlement payments due thereunder have been timely made.

        The foreign customer lawsuits and the carbon electrode lawsuits have not been settled and are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against these lawsuits as well as all threatened lawsuits and possible unasserted claims, including those mentioned above. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims. The guilty pleas and the decision by the EU Competition Authority make it more difficult to defend against civil lawsuits and claims.

        It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

1997 AND 2001 SECOND QUARTER ANTITRUST EARNINGS CHARGES

        We recorded a pre-tax charge of $340 million against results of operations for 1997 and, as a result of the assessment of a fine by the EU Competition Authority, we recorded a pre-tax charge of an additional $10 million against results of operations for the 2001 second quarter, as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The $350 million reserve is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as the continuing investigations and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. In the aggregate (including the assessment of the fine by the EU Competition Authority and the additional $10 million charge), the fines and net settlements and expenses are within the amounts we used to evaluate the $350 million charge. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at June 30, 2001, $350 million continues to represent our estimate of these liabilities and expenses.

        Through June 30, 2001, we have paid an aggregate of $241 million of fines and net settlement and expense payments and $11 million of imputed interest. At June 30, 2001, $109 million remained in the reserve, of which $57 million is for committed payments for fines and settlements, and the balance of which is for the fine assessed by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments for imputed interest at June 30, 2001 was about $9 million.

        During the 2001 first quarter, at our request, we obtained an agreement from the DOJ to defer the due date of each of our three remaining annual payments of the DOJ fine by one year.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



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

        Under the settlements, a total of $40.5 million was contributed to escrow accounts for the benefit of former and current stockholders who are members of the class of plaintiffs for whom the securities class action was brought as well as plaintiffs' attorney's fees. We contributed $11.0 million and the insurers under our directors and officers' insurance policies at the time the lawsuits were filed contributed the balance of $29.5 million. In addition, Mary B. Cranston, a new outside director acceptable to both UCAR and the Florida State Board of Administration, the eighth largest state employees' pension fund, was added to UCAR's Board of Directors. We expected to incur about $2.0 million of unreimbursed expenses related to the lawsuits. These expenses, together with the $11.0 million, were recorded as a pre-tax charge of $13.0 million against results of operations in the 1999 third quarter. In the 2000 second quarter, we reversed $1 million of this charge because actual expenses were lower than expected.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



Kennedy. Mr. Kennedy, who was a director of UCAR at the time the lawsuit was commenced, resigned as such on March 14, 2000.

        In the lawsuit, we allege, among other things, that, in January 1995, Mitsubishi and Union Carbide had knowledge of facts indicating that UCAR had engaged in illegal graphite electrode price fixing activities and that any determination of UCAR's statutory capital surplus would be overstated as a result of those activities. We also allege that certain of their representatives knew or should have known about those activities. In January 2000, Mitsubishi was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes. Mitsubishi entered a plea of not guilty. In February 2001, a jury found Mitsubishi guilty of the charge. Mitsubishi has entered into a sentencing agreement with the DOJ, which has been approved by the District Court, pursuant to which Mitsubishi has agreed to pay a fine of $134 million and not appeal its conviction. Mitsubishi has also been named as a defendant in several civil antitrust lawsuits commenced by electric arc furnace steel producers with respect to its alleged participation in those activities. In addition, we allege that, in January 1995, UCAR did not have the statutory capital surplus required to lawfully authorize the payments that UCAR made to its former parents. We also allege that Mitsubishi and Union Carbide were unjustly enriched by receipts from their investments in UCAR and that they knowingly induced or actively and substantially assisted former senior management of UCAR to engage in illegal graphite electrode price fixing activities in breach of their fiduciary duties to UCAR.

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

        Litigation such as this lawsuit is complex. Complex litigation can be lengthy and expensive. We expect to incur between $10 million and $20 million for legal expenses to pursue this lawsuit through trial. These expenses will be accounted as operating expenses and will be expensed as incurred. Through June 30, 2001, we had incurred $4 million of these expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties, both substantive and procedural, including statute of limitation and other defenses, claims for indemnification and other counterclaims as well as those motions to dismiss and motions to disqualify. We may at any time settle this lawsuit.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



        On May 8, 2001, UCAR held its annual meeting of stockholders in Nashville, Tennessee. The stockholders elected the following directors with corresponding votes for and withheld:

                             NUMBER OF        PERCENTAGE OF        NUMBER OF
NAME OF DIRECTOR          SHARES VOTED FOR    VOTES CAST FOR     SHARES WITHHELD
----------------          ----------------    --------------    ----------------

R. Eugene Cartledge         38,935,324            98.89             436,060
Mary B. Cranston            39,013,249            99.09             358,135
John R. Hall                38,935,324            98.89             436,060
Thomas Marshall             38,963,772            98.96             407,612
Michael C. Nahl             38,967,872            98.98             403,512
Gilbert E. Playford         38,912,473            98.83             458,911

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A)   EXHIBITS

        The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

       EXHIBIT
         NO.                                   DESCRIPTION OF EXHIBIT
       -------                                 ----------------------

        10.52 Underwriting Agreement, dated as of July 25, 2001, among J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other underwriters named therein and UCAR International Inc.

        10.53 Second Amendment dated as of April 25, 2001 to the Credit Agreement dated as of February 22, 2000 among UCAR International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc., the LC subsidiaries from time to time a party thereto, the Lenders a party thereto and Morgan Guaranty Trust of New York, an Administrative Agent, Collateral Agent and Issuing Bank.

        10.54 Third Amendment dated as of July 10, 2001 to the Credit Agreement dated as of February 22, 2000 among UCAR International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc., the LC subsidiaries from time to time a party thereto, the Lenders a party thereto and Morgan Guaranty Trust of New York, an Administrative Agent, Collateral Agent and Issuing Bank.

        10.55* Outsourcing Services Agreement, dated as of March 30, 2001, effective April 2001, by and between CGI Information Systems and Management Consultants, Inc. and UCAR International Inc.

        10.56* Joint Development and Collaboration Agreement, effective June 5, 2001, among UCAR Carbon Company Inc., Graftech Inc., and Ballard Power Systems Inc.

        10.57* Master Supply Agreement, effective June 5, 2001, between UCAR Carbon Company Inc. and Ballard Power Systems Inc.

        10.58*  Agreement, effective as of January 1, 2001.

        10.59*  Agreement, effective as of January 1, 2001.

----------
*   Confidential treatment requested as to certain portions.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


(B)   REPORTS ON FORM 8-K

        The following Reports on Form 8-K were filed during the quarter ended June 30, 2001:

        a) Report on Form 8-K dated May 15, 2001 as filed by UCAR International Inc., relating to a change in the certifying accountants of UCAR International Inc. from KPMG LLP to Deloitte & Touche LLP.

        b) Report on Form 8-K dated June 5, 2001 as filed by UCAR International Inc., filing a press release dated May 15, 2001 announcing the shutdown of certain U.S. graphite electrode manufacturing operations.

        No financial statements were filed with such Reports on Form 8-K.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UCAR INTERNATIONAL INC.




Date:  August 7, 2001                By:    /S/ CORRADO F. DE GASPERIS
                                            -----------------------------
                                            Corrado F. De Gasperis
                                            VICE PRESIDENT, CHIEF FINANCIAL
                                            OFFICER & CHIEF INFORMATION OFFICER

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



                                INDEX TO EXHIBITS


       EXHIBIT
         NO.                                   DESCRIPTION OF EXHIBIT
       -------                                 ----------------------

        10.52 Underwriting Agreement, dated as of July 25, 2001, among J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other underwriters named therein and UCAR International Inc.

        10.53 Second Amendment dated as of April 25, 2001 to the Credit Agreement dated as of February 22, 2000 among UCAR International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc., the LC subsidiaries from time to time a party thereto, the Lenders a party thereto and Morgan Guaranty Trust of New York, an Administrative Agent, Collateral Agent and Issuing Bank.

        10.54 Third Amendment dated as of July 10, 2001 to the Credit Agreement dated as of February 22, 2000 among UCAR International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc., the LC subsidiaries from time to time a party thereto, the Lenders a party thereto and Morgan Guaranty Trust of New York, an Administrative Agent, Collateral Agent and Issuing Bank.

        10.55* Outsourcing Services Agreement, dated as of March 30, 2001, effective April 2001, by and between CGI Information Systems and Management Consultants, Inc. and UCAR International Inc.

        10.56* Joint Development and Collaboration Agreement, effective June 5, 2001, among UCAR Carbon Company Inc., Graftech Inc., and Ballard Power Systems Inc.

        10.57* Master Supply Agreement, effective June 5, 2001, between UCAR Carbon Company Inc. and Ballard Power Systems Inc.

        10.58*  Agreement, effective as of January 1, 2001.

        10.59*  Agreement, effective as of January 1, 2001.

----------
*   Confidential treatment requested as to certain portions.