Form 10-Q
period 2001-09-30
UCAR INTERNATIONAL INC
filed 2001-11-14
CIK 931148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934  FOR THE TRANSITION PERIOD FROM
        _______________________ TO _______________________

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

As of September 30, 2001, 55,769,177 shares of common stock, par value $.01 per share, were outstanding.


================================================================================

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS:

      Consolidated Balance Sheets at December 31, 2000 and
         September 30, 2001........................................      Page 2

      Consolidated Statements of Operations for the Three Months
         and Nine Months ended September 30, 2000 and 2001.........      Page 3

      Consolidated Statements of Cash Flows for the Nine Months
         ended September 30, 2000 and 2001.........................      Page 4

      Consolidated Statement of Stockholders' Deficit for the Nine
         Months ended September 30, 2001...........................      Page 5

      Notes to Consolidated Financial Statements...................      Page 6

INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1................      Page 27

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.......................      Page 33

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISKS.....................................................      Page 61


PART II.  OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS.........................................      Page 62

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................      Page 70


SIGNATURE..........................................................      Page 71

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                     DECEMBER 31,    SEPTEMBER 30,
                                                                         2000            2001
                                                                         ----            ----

                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.....................................     $      47       $      20
   Notes and accounts receivable.................................           121             103
   Inventories:
      Raw materials and supplies.................................            41              42
      Work in process............................................           103             116
      Finished goods.............................................            31              37
                                                                        --------        --------
                                                                            175             195
   Prepaid expenses and deferred income taxes....................            18              13
                                                                        --------        --------
             Total current assets................................           361             331
                                                                        --------        --------
Property, plant and equipment....................................         1,043             953
Less: accumulated depreciation...................................           652             641
                                                                        --------        --------
             Net fixed assets....................................           391             312
Other assets.....................................................           156             195
                                                                        --------        --------
             Total assets........................................     $     908       $     838
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable..............................................     $      99       $      85
   Short-term debt...............................................             3               2
   Payments due within one year on long-term debt................            27              31
   Accrued income and other taxes................................            41              39
   Other accrued liabilities.....................................            90              55
                                                                        --------        --------
             Total current liabilities...........................           260             212
                                                                        --------        --------
Long-term debt...................................................           705             605
Other long-term obligations......................................           209             236
Deferred income taxes............................................            36              35
Minority stockholders' equity in consolidated entities...........            14              24
STOCKHOLDERS' DEFICIT:
   Preferred stock, par value $.01, 10,000,000 shares authorized,
     none issued.................................................             -               -
   Common stock, par value $.01, 100,000,000 shares authorized,
     47,491,009 shares issued at December 31, 2000, 58,517,989
     shares issued at September 30, 2001.........................             -               1
   Additional paid-in capital....................................           525             628
   Accumulated other comprehensive loss..........................          (241)           (265)
   Retained deficit..............................................          (515)           (547)
   Treasury stock at cost, 2,319,482 shares at December 31, 2000
     and 2,322,412 shares at September 30, 2001..................           (85)            (85)
Common stock held in employee benefits trust, 426,400 shares at
   September 30, 2001............................................             -              (6)
                                                                        --------        --------
Total stockholders' deficit......................................          (316)           (274)
                                                                        --------        --------
Total liabilities and stockholders' deficit......................     $     908       $     838
                                                                        ========        ========


                            SEE ACCOMPANYING NOTES.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                 THREE MONTHS             NINE MONTHS
                                                              ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                              -------------------     -------------------
                                                              2000        2001        2000         2001
                                                              ----        ----        ----         ----

Net sales............................................     $      192  $      157   $     586  $       499
Cost of sales........................................            139         114         420          356
                                                            --------    --------    --------    ---------
Gross profit.........................................             53          43         166          143
Research and development.............................              3           3           8            9
Selling, administrative and other expenses...........             20          19          67           59
Restructuring charge (credit)........................             (1)          -           5            5
Impairment loss on long-lived assets.................              -           -           -           53
Antitrust investigations and related lawsuits and claims           -           -           -           10
Securities class action and stockholder derivative lawsuits        -           -          (1)           -
Other income.........................................              -          (1)         (1)          (1)
                                                            --------    --------    --------    ---------
Operating profit ....................................             31          22          88            8
Interest expense.....................................             18          14          57           49
Income (loss) before provision for income taxes, minority
    interest and extraordinary items.................             13           8          31          (41)
Provision for (benefit from) income taxes............              5           3           9          (11)
                                                            --------    --------    --------    ---------
Income (loss) of consolidated entities before minority
    interest and extraordinary item..................              8           5          22          (30)
Less: minority stockholders' share of income.........              1           1           2            2
                                                            --------    --------    --------    ---------
Income (loss) before extraordinary item..............              7           4          20          (32)
Extraordinary item, net of tax.......................              -           -          13            -
                                                            --------    --------    --------    ---------
Net income (loss)....................................     $        7  $        4   $       7  $       (32 )
                                                            ========    ========    ========    =========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item..............     $     0.16  $     0.07   $    0.44  $     (0.68)
Extraordinary item, net of tax.......................              -           -       (0.28)           -
                                                            --------    --------    --------    ---------
Net income (loss) per share..........................     $     0.16  $     0.07   $    0.16  $     (0.68)
                                                            ========    ========    ========    =========
Weighted average common shares outstanding (IN THOUSANDS)     45,152      52,389      45,135       47,679
                                                            ========    ========    ========    =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item..............     $     0.16  $     0.07   $    0.43  $     (0.68)
Extraordinary item, net of tax.......................              -           -       (0.28)           -
                                                            --------    --------    --------    ---------
Net income (loss) per share..........................     $     0.16  $     0.07   $    0.15  $     (0.68)
                                                            ========    ========    ========    =========
Weighted average common shares outstanding (IN THOUSANDS)     45,813      53,203      45,910       47,679
                                                            ========    ========    ========    =========

                            SEE ACCOMPANYING NOTES.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                              NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                         2000            2001
                                                                         ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss)............................................     $      7         $   (32)
    Extraordinary item, net of tax...............................           13               -
    Non-cash charges to net income (loss):
        Depreciation and amortization............................           32              27
        Deferred income taxes....................................          (15)            (21)
        Antitrust investigations and related lawsuits and claims.            -              10
        Restructuring charge.....................................            5               -
        Impairment loss on long-lived assets.....................            -              53
        Other non-cash charges (credits).........................           16              (1)
    Working capital *............................................          (32)            (57)
    Long-term assets and liabilities.............................           14               2
                                                                        -------         -------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...           40             (19)
                                                                        -------         -------

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures.........................................          (35)            (22)
    Sale of assets...............................................            -               4
    Purchase of short-term investments...........................           (1)              -
    Maturity of short-term investments...........................            2               -
                                                                        -------         -------
           NET CASH USED IN INVESTING ACTIVITIES.................          (34)            (18)
                                                                        -------         -------

CASH FLOW FROM FINANCING ACTIVITIES:
    Short-term debt borrowings (reductions), net.................            4              (1)
    Revolving credit facility borrowings (reductions), net.......           59              (3)
    Long-term debt borrowings....................................          657               2
    Long-term debt reductions....................................         (705)            (87)
    Minority interest investment.................................            -               9
    Sale of common stock, net....................................            -              94
    Financing costs..............................................          (26)             (3)
                                                                        -------         -------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...          (11)             11
                                                                        -------         -------

Net decrease in cash and cash equivalents........................           (5)            (26)
Effect of exchange rate changes on cash and cash equivalents.....           (1)             (1)
Cash and cash equivalents at beginning of period.................           17              47
                                                                        -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................     $     11         $    20
                                                                        =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Net cash paid during the period for:
        Interest expense.........................................     $     66         $    44
                                                                        =======         =======
        Income taxes.............................................     $      7         $    21
                                                                        =======         =======
*   Net change in working capital due to the following components:
    (Increase) decrease in current assets:
        Notes and accounts receivable............................     $     11         $    15
        Inventories..............................................           (7)            (33)
        Prepaid expenses.........................................           (1)              -
    Decrease in accounts payable and accruals....................          (12)            (13)
    Antitrust investigations and related lawsuits and claims.....          (17)            (14)
    Restructuring payments.......................................           (6)            (12)
                                                                        -------         -------
           WORKING CAPITAL.......................................     $    (32)        $   (57)
                                                                        =======         =======

                            SEE ACCOMPANYING NOTES.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                                 COMMON
                                                                                               STOCK HELD
                                                            ACCUMULATED                            IN
                                               ADDITIONAL      OTHER                            EMPLOYEE     TOTAL
                                      COMMON    PAID-IN    COMPREHENSIVE   RETAINED  TREASURY   BENEFITS  STOCKHOLDER'S
                                      STOCK     CAPITAL        LOSS        DEFICIT    STOCK      TRUST      DEFICIT
                                      -----     -------        ----        -------    ------    -------- -------------

BALANCE AT DECEMBER 31, 2000.....     $      -  $   525     $   (241)      $  (515)  $   (85)         -    $  (316)

Comprehensive loss:
    Net loss.....................            -        -            -           (32)        -          -        (32)
    Foreign currency translation
      adjustments................            -        -          (22)            -         -          -        (22)
    Change in unrealized net
      loss on marketable
      securities.................            -        -           (2)            -         -          -         (2)
                                      --------  -------     --------       -------   -------   --------    -------
        Total comprehensive loss.            -        -          (24)          (32)        -          -        (56)
Sale of 2.5% of Graftech.........            -        4            -             -         -          -          4
Common stock issued to employee
    benefits trust...............            -        6            -             -         -         (6)         -
Sale of common stock, net........            1       93            -             -         -          -         94
                                      --------  -------     --------       -------   -------   --------    -------
BALANCE AT SEPTEMBER 30, 2001....     $      1  $   628     $   (265)      $  (547)  $   (85)  $     (6)   $  (274)
                                      ========  =======     ========       =======   =======   ========    =======

                            SEE ACCOMPANYING NOTES.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   INTERIM FINANCIAL PRESENTATION

        The interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2001.

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

        "UCAR FINANCE" refers to UCAR Finance Inc. only. UCAR Finance is a direct, wholly owned, special purpose finance subsidiary of UCAR and the borrower under our new senior secured bank credit facilities (as amended, the "NEW SENIOR FACILITIES").

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

        "SUBSIDIARIES" refers to those companies which, at the relevant time, are or were majority owned or wholly owned directly or indirectly by UCAR or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of UCAR's subsidiaries have been wholly owned (with DE MINIMIS exceptions in the case of certain foreign subsidiaries) from at least January 1, 1998 through September 30, 2001, except for:

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

FOREIGN CURRENCY TRANSLATION

        Generally, except for operations in Russia where high inflation has existed, unrealized gains and losses resulting from translating assets and liabilities of foreign operations into dollars are accumulated in other comprehensive loss on the Consolidated Balance Sheets until such time as the operations are sold or substantially or completely liquidated. Translation gains and losses relating to operations where high inflation has existed or which predominantly used the dollar for their purchases and sales are included in other (income) expense (net) in the Consolidated Statements of Operations. Our Mexican subsidiary began using the dollar as its functional currency during 1999 because its sales and purchases are predominantly dollar-denominated. Accordingly, since January 1, 1999, translation gains and losses of its operations are included in income in the Consolidated Statements of Operations, regardless of inflation in Mexico. Prior to August 1, 2000, our Swiss subsidiary used the dollar as its functional currency. Beginning August 1, 2000, our Swiss subsidiary began using the euro as its functional currency because its sales and purchases became predominantly euro-denominated.

OTHER ACCOUNTING MATTERS

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill and other intangible assets not being amortized pursuant to SFAS 142, and certain other assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of SFAS 144 on our results of operations, cash flows and financial position.

        In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



can be made. SFAS 143 will be effective for all financial statements for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of SFAS 143 on our results of operations, cash flows and financial position.

        In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets", both of which are effective for all fiscal years beginning after December 15, 2001. These statements establish accounting and reporting standards for business combinations, goodwill and intangible assets. We are currently evaluating the impact of SFAS 141 and SFAS 142 on our results of operations, cash flows and financial position.

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

(2)   EARNINGS PER SHARE

        Basic and diluted earnings per share are calculated using the following share data:


                                                  THREE MONTHS               NINE MONTHS
                                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                               -------------------       -------------------
                                               2000          2001         2000          2001
                                               ----          ----         ----          ----
Weighted average common shares
    outstanding for basic
    calculation.....................         45,152,472    52,389,057   45,135,299   47,678,518
Add:  effect of stock options.......            660,179       814,001      774,833            -
                                            -----------  ------------  -----------   ----------
Weighted average common shares
    outstanding for diluted
    calculation.....................         45,812,651    53,203,058   45,910,132   47,678,518
                                            ===========  ============  ===========   ==========


        Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued. As a result of the net loss from operations reported for the nine months ended September 30, 2001, 870,515 of potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        In addition, after giving effect to , among other things, our annual grant in September 2001 of ten-year options to employees to purchase an aggregate of 1,551,080 shares at an exercise price of $8.85 per share, the calculation of weighted average common shares outstanding for the diluted calculation excludes the consideration of stock options covering 4,200,147 shares and 5,938,477 shares in each of the three months ended September 30, 2000 and 2001, respectively, and 3,449,723 shares and 4,853,960 shares in each of the nine months ended September 30, 2000 and 2001, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

(3)  SEGMENT REPORTING

        Beginning in the 2001 first quarter, we realigned our businesses into two new reportable segments: our Graphite Power Systems Division ("GPS"); and our Advanced Energy Technology Division ("AET"). GPS includes our graphite and carbon electrode and cathode businesses serving primarily the steel, aluminum and ferroalloy industries. AET includes Graftech, our Advanced Carbon and Graphite Materials business unit ("ACGM"), which includes our former graphite and carbon specialties businesses, and a new business unit called High Tech High Temp ("HT(2)") that markets technical solutions. These two segments are managed separately because of the different markets they serve and the different products and services they sell.

        We evaluate the performance of our segments based on gross profit. Intersegment sales and transfers are not material.

        The following table summarizes financial information concerning our reportable segments.

                                                    THREE MONTHS            NINE MONTHS
                                                ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                -------------------     -------------------
                                                   2000        2001       2000       2001
                                                   ----        ----       ----       ----
                                                          (DOLLARS IN MILLIONS)
 Net sales to external customers:
 Graphite Power Systems Division..........      $     161  $      126  $     492  $     399
 Advanced Energy Technology Division......             31          31         94        100
                                                 --------   ---------   --------   --------
     Consolidated net sales...............      $     192  $      157  $     586  $     499
                                                 ========   =========   ========   ========

 Gross profit:
   Graphite Power Systems Division........      $      44  $       33  $     142  $     112
   Advanced Energy Technology Division....              9          10         24         31
                                                 --------   ---------   --------   --------
     Consolidated gross profit............      $      53  $       43  $     166  $     143
                                                 ========   =========   ========   ========

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(4)   RESTRUCTURING AND IMPAIRMENT CHARGES

        In the 2001 third quarter, we recorded a $2 million charge for restructuring and impairment loss on long-lived assets related to our business restructuring and realignment of our businesses into AET and GPS, the relocation of our corporate headquarters and the shutdown of our coal calcining operations located in Niagara Falls, New York. As part of the realignment, we have centralized management functions of AET in Cleveland, Ohio, and management functions of GPS in Etoy, Switzerland. We are relocating our corporate headquarters, consisting of approximately 10 employees, from Nashville, Tennessee, to Wilmington, Delaware. The relocation is expected to be completed by the end of 2001. The charge includes severance and related benefits associated with a workforce reduction of 24 employees and impairment of leasehold improvement assets.

        In the 2001 third quarter, we reversed $2 million of prior restructuring charges based on revised lower estimates of workforce reductions and plant closure costs, and we reclassified $4 million of prior restructuring charges related to on-site waste disposal post monitoring costs to the other long-term obligations.

        In the 2001 second quarter, we recorded a $58 million charge for restructuring and impairment loss on long-lived assets related to the shutdown of our graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee. Graphite machining operations in Clarksville will continue using products from our other facilities. The $58 million charge includes restructuring charges of $2 million for severance and related benefits associated with a work force reduction of 171 employees and $3 million in plant shutdown and related costs. The shutdown was completed on schedule by the end of the 2001 third quarter.

        In the 2000 fourth quarter, we recorded a charge of $4 million in connection with a corporate restructuring, mainly for severance and related benefits associated with a workforce reduction of 85 employees. The functional areas affected included finance, accounting, sales, marketing and administration. In the 2001 first nine months, we paid about $1 million of these expenses. In the 2001 third quarter, we revised the workforce reduction estimate to 45 employees and reversed a portion of the $4 million charge. The reversal is part of the $2 million reversal described above.

        In the 2000 third quarter, we recorded an impairment loss on long-lived assets of $3 million in connection with the re-sourcing of our U.S. cathode production to our facilities in Brazil and France and the reduction of graphite electrode production capacity to accommodate such increased cathode production in Brazil and France. This was a non-cash charge related to the write off of certain long-lived assets located at one of our facilities in the U.S. The charge affected GPS.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        In the 2000 first quarter, we recorded a restructuring charge of $6 million in connection with a restructuring of our graphite specialties business. Key elements of the restructuring included elimination of certain product lines and rationalization of operations to reduce costs and improve profitability of remaining product lines. This rationalization included discontinuing certain manufacturing processes at one of our facilities in the U.S. that will be performed at our other facilities in the future. Based on subsequent developments in the 2000 third quarter, we decided not to demolish certain buildings. Therefore, in the 2000 third quarter, we reversed the $4 million of the charge that related to demolition and related environmental costs. The $2 million balance of the charge included estimated severance costs for 65 employees. The restructuring was completed in 2000.

        The fair value of the long-lived assets was calculated on the basis of discounted estimated future cash flows. Estimates of the discounted future cash flows are subject to significant uncertainties and assumptions. Accordingly, actual values could vary significantly from such estimates.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        The following table summarizes activity relating to the accrued expense in connection with the restructuring charges.

                                                              POST
                                                  PLANT     SHUTDOWN
                                      SEVERANCE  SHUTDOWN  MONITORING
                                         AND       AND        AND
                                       RELATED   RELATED    RELATED
                                        COSTS     COSTS      COSTS       TOTAL
                                        -----     -----      -----       -----

BALANCE AT DECEMBER 31, 1999........  $     13   $     10   $      5   $     28

Restructuring charges in 2000.......         6          3          1         10
Payments in 2000....................        (5)        (1)        (1)        (7)
Change in estimate and impact of
   exchange rate changes in 2000....        (1)        (3)        (1)        (5)
                                      --------   --------   --------   --------
BALANCE AT DECEMBER 31, 2000........        13          9          4         26

Restructuring charges in 2001.......         2          3          -          5
Payments in 2001....................        (9)        (3)         -        (12)
Change in estimate and impact of
   exchange rate changes in 2001....         -         (2)         2          -
Reclassification of on-site disposal
   and monitoring costs.............         -          -         (4)        (4)
                                      --------   --------   ---------  --------
BALANCE AT SEPTEMBER 30, 2001.......  $      6   $      7   $      2   $     15
                                      ========   ========   ========   ========

        The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(5)        LONG-TERM DEBT AND LIQUIDITY

The following table summarizes our long-term debt:

                                               AT DECEMBER 31,  AT SEPTEMBER 30,
                                                    2000             2001
                                                    ----             ----
                                                       (DOLLARS IN MILLIONS)
New Senior Facilities:
    Tranche A euro facility...................      $    239          $   209
    Tranche A USD facility....................            54               23
    Tranche B USD facility....................           346              313
    Revolving facility........................            88               85
                                                    --------          -------
      Total New Senior Facilities.............           727              630
Swiss mortgage and other European debt........             5                6
                                                    --------          -------
    Subtotal..................................           732              636
Less:  payments due within one year...........            27               31
                                                    --------          -------
    Total.....................................      $    705          $   605
                                                    ========          =======

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

        In April 2001, the New Senior Facilities were amended to, among other things, exclude certain expenses incurred in connection with the lawsuit initiated by us against our former parents (up to a maximum of $20 million, but not more than $3 million in any quarter) and certain charges and payments in connection with antitrust fines, settlements and expenses from the calculation of financial covenants. Charges (over and above the $340 million charge recorded in 1997) recorded on or before June 30, 2002 for antitrust fines, settlements and expenses are excluded from the calculation of financial covenants (until paid) up to a maximum

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



of $130 million (reduced by the amount of certain debt incurred by us that is not incurred under the New Senior Facilities, $6 million of which debt was outstanding at September 30, 2001). The fine assessed by the antitrust authority of the European Union and the additional $10 million charge described in Note 7 and any payments related to such fine (including payments within the $340 million charge recorded in 1997) are excluded from the calculation of financial covenants through June 30, 2002.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                derivative investigations, lawsuits and claims do not exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt incurred by us that is not incurred under the New Senior Facilities).

        After application of the net proceeds from our public offering of common stock in July 2001, the aggregate principal payments due on the Tranche A Term Loans and Tranche B Term Loans are $46 million in 2002, $59 million in 2003, $63 million in 2004, $63 million in 2005, $149 million in 2006 and $165 million in 2007.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

        At September 30, 2001, the interest rates on our outstanding debt under the New Senior Facilities were: Tranche A Euro Facility, 7.31%; Tranche A USD Facility, 6.69%; Tranche B Facility, 6.93%; and Revolving Facility, 6.31%. The weighted average interest rate on the New Senior Facilities was 7.54% during the 2001 first nine months.

        We enter into agreements with financial institutions, which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. Use of these agreements is allowed under the New Senior Facilities.

        The New Senior Facilities contain a number of significant covenants that, among other things, significantly restrict our ability to sell assets, incur additional debt, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into sale and lease-back transactions, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make intercompany dividend payments to UCAR, pay intercompany debt owed to UCAR, engage in transactions with affiliates, pay dividends to stockholders of UCAR or make other restricted payments and that otherwise significantly restrict corporate activities. In addition, we are required to comply with specified minimum interest coverage and maximum leverage ratios, which become more restrictive over time, beginning with the quarter beginning October 1, 2002.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

        We are highly leveraged. As discussed in Note 7, we also have substantial obligations in connection with antitrust investigations, lawsuits and claims. At September 30, 2001, we had total debt of $638 million and a stockholders' deficit of $274 million. A majority of our debt has variable interest rates. In addition, if we are required to pay or issue a letter of credit to secure payment of the fine assessed by the EU Competition Authority pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under, or the letter of credit would constitute a borrowing under, the Revolving Facility.

        To minimize interest expense, except for our Brazilian subsidiary prior to mid-1999, we attempt to operate on a "zero-cash" basis. This means that we use, and are dependent on, funds available under the Revolving Facility as well as monthly or quarterly cash flow from operations as our primary sources of liquidity.

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

        Our ability to service our debt as it comes due, to maintain the availability of funds under the Revolving Facility, to continue to comply with the covenants under the New Senior Facilities and to meet these and other obligations as they come due is dependent on our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, developments in antitrust investigations, lawsuits and claims involving us and inflation in raw material, energy and other costs.

        Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the financial covenants under the New Senior Facilities. A failure to so

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



comply, unless waived by the lenders thereunder, would be a default thereunder. This would permit the lenders to accelerate the maturity of substantially all of our debt. It would also permit them to terminate their commitments to extend credit under the Revolving Facility. This would have an immediate material adverse effect on our liquidity. If we were unable to repay our debt to the lenders, the lenders could proceed against the collateral securing the New Senior Facilities and exercise all other rights available to them.

        The New Senior Facilities require us to, among other things, comply with specified minimum interest coverage and maximum leverage ratios, which become more restrictive over time, beginning in October 2002. At September 30, 2001, we were in compliance with those financial covenants.

        While the Revolving Facility provides for maximum borrowings of up to [euro]250 million, our current ability to borrow under the Revolving Facility may effectively be substantially less than the maximum due to the impact that additional borrowings under the Revolving Facility would have on our compliance with the maximum leverage ratio permitted under the New Senior Facilities. In addition, payment or issuance of a letter of credit to secure payment of the fine assessed by the EU Competition Authority would significantly reduce remaining funds available under the Revolving Facility for operating and other purposes.

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

(6)   FINANCIAL INSTRUMENTS

        Certain of our subsidiaries sold receivables totaling $169 million in the 2001 first nine months and $84 million in the 2000 first nine months. None of the receivables sold were recorded on the Consolidated Balance Sheets at September 30, 2001 or December 31, 2000.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

        In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. In July 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed a fine of [euro]50.4 million against UCAR. Seven other graphite electrode producers were also fined under the decision, with fines ranging up to [euro]80.2 million. The decision brings to a conclusion our last major pending antitrust liability and provides certainly as to the maximum level of the fine. From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We are discussing payment terms with the EU Competition Authority. After an in-depth analysis of the decision, however, in October 2001, we filed an

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



appeal to the court challenging the amount of the fine. The fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with the EU Competition Authority regarding the appropriate form of security during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal with the court to waive the requirement for security or to allow us to provide alternative security for payment. We cannot predict how or when the court would rule on such interim appeal.

        In the 2001 second quarter, we learned that the Brazilian antitrust authorities have requested written information from various steelmakers in Brazil. We have not received a request for information from the Brazilian antitrust authorities.

        We are continuing to cooperate with the DOJ and the Competition Bureau in their continuing investigations of other producers and distributors of graphite electrodes. We are also cooperating with the Korean antitrust authority in its continuing investigation. In connection therewith, we have produced and are producing information, documents and/or witnesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated by authorities in Brazil or other jurisdictions.

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

        In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits (the "FOREIGN CUSTOMER LAWSUITS"). The complaints were filed by a total of 31 steelmakers and related parties, all but one of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. In June 2001, our motions to dismiss the first and second complaints, which were filed by 30 of the 31 plaintiffs, were granted with respect to substantially all of the plaintiffs' claims. Appeals have been filed by the plaintiffs and defendants with regard to these dismissals.

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

        Through September 30, 2001, except as described below, we have settled or obtained dismissal of all of the lawsuits described above, certain of the threatened civil antitrust lawsuits and certain possible civil antitrust claims by certain other customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The settlement of the antitrust class action also covers the actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All fines and settlement payments due have been timely paid.

        The foreign customer lawsuits and two of the three carbon electrode lawsuits have not been settled. These remaining lawsuits are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against these remaining lawsuits as well as all threatened lawsuits and possible unasserted claims, including those mentioned above. We may at any time, however, settle these remaining lawsuits as well as any threatened lawsuits and possible claims.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

1997 AND 2001 SECOND QUARTER ANTITRUST EARNINGS CHARGES

        We recorded a pre-tax charge of $340 million against results of operations for 1997 and, as a result of the assessment of a fine by the EU Competition Authority, we recorded a pre-tax charge of an additional $10 million against results of operations for the 2001 second quarter, as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The aggregate reserve of $350 million is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. In the aggregate (including the assessment of the fine by the EU Competition Authority and the additional $10 million charge), the fines and settlements described above and related expenses, net, are within the amounts we used to evaluate the aggregate charge of $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at September 30, 2001, $350 million represents our estimate of these liabilities and expenses. The guilty pleas and the decision by the EU Competition Authority make it more difficult to defend against other investigations, lawsuits and claims. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

        Through September 30, 2001, we have paid an aggregate of $247 million of fines and net settlement and expense payments and $11 million of imputed interest. At September 30, 2001, $106 million remained in the reserve. The aggregate amount of remaining committed payments for imputed interest at September 30, 2001 was about $9 million.

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

        In April and May 1998, UCAR was served with several complaints commencing securities class actions. The complaints were consolidated into a single complaint. UCAR and certain former and current officers and directors were named as defendants. The class consists of all persons (other than the defendants) who purchased common stock during the period from

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



August 1995 through March 1998. In October 1999, UCAR and the individual defendants entered into an agreement settling the lawsuit. The settlement became final in February 2000.

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

LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS

        In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. The other defendants include two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in January 1995. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with the recapitalization were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in us and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. The defendants have filed motions to dismiss this lawsuit and motions to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit through trial. Through September 30, 2001, we had incurred about $4 million of these legal expenses.

OTHER PROCEEDINGS AGAINST US

        We are involved in various other investigations, lawsuits, claims and other legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on us.

(8)   OTHER TRANSACTIONS

        In June 2001, our subsidiary, Graftech, entered into a new exclusive development and collaboration agreement and a new exclusive long-term supply agreement with Ballard Power Systems Inc. The scope of the new agreements significantly expands upon Graftech's and

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Ballard's initial collaboration announced in 1999. The development agreement, which has been extended from 2002 in the initial collaboration to 2011, includes natural graphite-based materials and components for use in proton exchange membrane fuel cells and fuel cell systems for transportation, stationary and portable applications. The joint development program will concentrate on the development of cost-effective graphitic materials and components, including flow field plates and gas diffusion layers. As a part of this arrangement, Graftech will also develop and manufacture prototype materials and components and provide early stage testing of these prototypes in an on-site fuel cell testing center. In addition, Ballard invested $5.0 million in shares of Ballard common stock for a 2.5% equity ownership interest in Graftech. As an investor in Graftech, Ballard has rights of first refusal with respect to certain equity ownership transactions, tag along and drag along rights and preemptive and other rights to acquire additional equity ownership under certain limited circumstances.

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

        In December 2000, we entered into a license and technical services agreement with Conoco Inc. to license our proprietary technology for use at the carbon fiber manufacturing facility that Conoco is building in Ponca City, Oklahoma. In addition, we will continue to provide a wide variety of technical services to Conoco. Under a separate manufacturing tolling agreement, which was entered into in February 2001, we will provide manufacturing services to Conoco at our facility in Clarksburg, West Virginia for carbon fibers to be subsequently produced at Conoco's new facility. Under the manufacturing tolling agreement, until Conoco's new facility commences operations, we will use raw materials provided by Conoco to manufacture the same type of carbon fibers that will be produced at Conoco's new facility. In

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



addition in 2001, we entered into a seven-year supply agreement with Conoco relating to petroleum coke. This agreement contains customary terms and conditions.

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

(10)  PUBLIC OFFERING

        On July 31, 2001, we sold an aggregate of 10,350,000 shares of our common stock in a registered public offering at a public offering price of $9.50 per share. The gross proceeds from that offering were $98 million and the net proceeds to us were $91 million. Sixty percent of the net proceeds were used to prepay term loans under the New Senior Facilities. Prepayments of $23 million under the Tranche A Facility and $32 million under the Tranche B Facility were applied against scheduled maturities in the order in which they were due. The balance of the net proceeds will be used to fund growth and expansion of AET, including growth and expansion through acquisitions, and, pending use, were applied to reduce the outstanding balance under the Revolving Facility.

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

        "UCAR FINANCE" refers to UCAR Finance Inc. only. UCAR Finance is a direct, wholly owned, special purpose finance subsidiary of UCAR and the borrower under our new senior secured bank credit facilities (as amended, the "NEW SENIOR FACILITIES").

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

        "SUBSIDIARIES" refers to those companies which, at the relevant time, are or were majority owned or wholly owned directly or indirectly by UCAR or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of UCAR's subsidiaries have been wholly owned (with DE MINIMIS exceptions in the case of certain foreign subsidiaries) from at least January 1, 1998 through September 30, 2001, except for:

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

        Unless otherwise stated, when we refer to "EBITDA" we mean operating profit (loss), plus depreciation, amortization, impairment losses on long-lived assets, inventory write-downs and that portion of restructuring charges (credits) applicable to non-cash asset write-offs. We believe that EBITDA is generally accepted as providing useful information regarding a company's ability to incur and service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from continuing operations or other consolidated income or cash flow data prepared in accordance with accounting principles generally accepted in the U.S. or as a measure of a company's profitability or liquidity. Our method for calculating EBITDA may not be comparable to methods used by other companies and is not the same as the method for calculating EBITDA under the New Senior Facilities.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

        o       costs in 1999, in the case of other actions taken in 2000; and

        o       costs in 2000, in the case of other actions taken in 2001.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

        This Report contains forward looking statements. In addition, from time to time, we or our representatives have made or may make forward looking statements orally or in writing. These include statements about such matters as: future production and sales of steel, aluminum, fuel cells, electronic devices and other products that incorporate our products or that are produced using our products; future prices and sales of and demand for graphite electrodes and other products; future operational and financial performance of various businesses; strategic plans and programs; impacts of regional and global economic conditions; restructuring, realignment, strategic alliance, supply chain, technology development and collaboration, investment, acquisition, joint venture, operating, integration, tax planning, rationalization, financial and capital projects; legal matters and related costs; consulting fees and related projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future costs, working capital, revenue, business opportunities, values, debt levels, cash flow, cost savings and reductions, margins, earnings and growth. The words "will," "may," "plan," "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions identify some of these statements.

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

        o the possibility that changes in financial performance may affect our compliance with financial covenants or the amount of funds available for borrowing under the New Senior Facilities; and

        o other risks and uncertainties, including those described elsewhere or incorporated by reference in this Report.

        Occurrence of any of the events or circumstances described above could also have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        We are one of the world's largest providers of natural and synthetic graphite and carbon products and services. Our products provide energy solutions to customers in the steel, aluminum, fuel cell power generation, electronics, semiconductor and transportation industries. We have a global business, selling our products and engineering and technical services in more than 80 countries, with 14 manufacturing facilities strategically located in Brazil, France, Italy, Mexico, Russia, South Africa, Spain and the U.S. and a joint venture manufacturing facility located in China, which, subject to receipt of required Chinese governmental approvals, is expected to commence operations in 2002. As a result of our experience, technology and manufacturing capability, we believe that we are the world's leading producer in all of our major product lines.

        In June 1998, we began to implement management changes, which have resulted in a new senior management team. This team has actively lowered costs, reduced debt and developed growth initiatives. In early 2001, we launched a strategic initiative to strengthen our competitive position and to change our corporate vision from an industrial products company to an energy solutions company. In connection with this initiative, we have realigned our company and management around two new operating divisions, our Graphite Power Systems Division ("GPS") and our Advanced Energy Technology Division ("AET").

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

        In May 2001, we announced that we intend to shut down our graphite electrode manufacturing operations in our Clarksville and Columbia, Tennessee facilities for an undetermined period of time. The shutdown is part of our strategy of reducing costs and optimizing global production capacity, and reflects current graphite electrode market conditions. These operations were our highest cost graphite electrode manufacturing operations. The shutdown was completed by the end of the 2001 third quarter. These operations had the capacity to manufacture about 40,000 tons of graphite electrodes annually. We expect to incrementally expand graphite electrode manufacturing capacity at our facilities in Mexico, Europe and South Africa. After the shutdown and incremental expansion, our total annual graphite electrode manufacturing capacity will be reduced from 230,000 metric tons to 210,000 metric tons.

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

        o CAPITALIZING ON OUR GLOBAL PRESENCE AND EXECUTING OUR ASIAN GROWTH STRATEGY. We believe that this division is the worldwide leader in all of its major product lines. We are one of only two global producers of graphite and carbon electrodes and cathodes. We believe that our network of state-of-the-art manufacturing facilities in diverse geographic regions, including Brazil, France, Italy, Mexico, Russia, South Africa and Spain, coupled with our joint venture manufacturing facility located in China, which, subject to receipt of required Chinese governmental approvals, is expected to commence operations in 2002, provides us with significant operational flexibility and a significant competitive advantage. As the steel industry continues to consolidate, with the largest steel producers now operating in multiple countries, we believe that we are the producer of graphite electrodes best positioned to serve their global graphite electrode purchasing requirements.

                Our new joint venture with Jilin Carbon Co., Ltd. ("JILIN") in China is expected to provide us, for the first time, with access to graphite electrode manufacturing capability in Asia. We believe that our share of the Asian market for graphite electrodes was only about 4% in 2000 as compared to our worldwide market share (excluding the Asian market) of about 31% in 2000. We believe that this low cost facility will provide us with an excellent platform to expand our market share, both in China and in the rest of Asia.

ADVANCED ENERGY TECHNOLOGY DIVISION

        Our Advanced Energy Technology Division was established to develop high quality, highly engineered natural and synthetic graphite- and carbon-based energy technologies, products and services for high growth markets. We believe that we will be successful because of our proprietary technology related to graphite and carbon materials science and our processing and

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


manufacturing technology. We currently sell natural and synthetic graphite- and carbon-based products to the transportation, semiconductor, aerospace, fuel cell power generation, electronics and other markets. Due to the growth potential for fuel cell power generation, electronic thermal management and other identified markets, we are investing substantial resources in developing proprietary technologies and products for these markets. In addition, we are providing cost effective technical services for a broad range of markets and licensing our proprietary technology in markets where we do not anticipate engaging in manufacturing ourselves. This division currently holds about 140 of our issued patents and about 270 of our pending patent applications and perfected patent application priority rights worldwide. In 2000, net sales of this division were $125 million, with gross profit of $32 million.

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

        Natural graphite-based products, including flexible graphite, are developed and manufactured by our subsidiary, Graftech. Our synthetic graphite- and carbon-based products are developed and manufactured by our Advanced Carbon and Graphite Materials business unit ("ACGM"), which includes our former graphite and carbon specialties businesses. Our technology licensing and technical services are marketed and sold by our High Tech High Temp business unit ("HT(2)").

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

        In 1999, we entered into a collaboration agreement with Ballard to coordinate our respective research and development efforts on flow field plates and a supply agreement for flexible graphite materials. In 2000, Ballard launched its new Mark 900 PEM fuel cell stack and announced that it was the foundation for Ballard fuel cells for transportation, stationary and portable applications. The flow field plates used in the Mark 900 are made from our GRAFCELL(R) advanced flexible graphite products. In June 2001, our subsidiary, Graftech, entered into a new exclusive development and collaboration agreement and a new exclusive long-term supply agreement with Ballard, which significantly expand the scope and term of the 1999 agreements. In addition, Ballard became a strategic investor in Graftech.

        In October 2001, Ballard launched its most advanced fuel cell platform to date, the Mark 902. Building upon the Mark 900, the advantages of the Mark 902 include lower cost, improved design for volume manufacturing, improved reliability, higher power density and enhanced compatibility with customer system requirements. The unit cell design of the Mark 902 allows scalable combinations to achieve a variety of power outputs ranging from 10kW to 300kW and is designed to allow configuration for stationary and transportation applications. Ballard reported that it has received commercial orders for the Mark 902 scheduled for delivery in 2001 and that the Mark 902 will power the ten-city European Union bus program scheduled for 2002 and 2003.

        Graftech's GRAFCELL(R) advanced flexible graphite is a strategic material for the Mark 902. GRAFCELL(R) advanced flexible graphite offers the merits of excellent electrical and

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


thermal conductivity, low cost, light weight, and compatibility with continuous process high volume manufacturing.

        GRAFCELL(R) advanced flexible graphite will also be included in the Cdn $34.5 million sale by Ballard of Mark 900 series fuel cells to Ford Motor Company, the largest single fuel cell order in the industry to date. It will also be included in the Cdn $25.9 million sale by Ballard of fuel cells to Honda. GRAFCELL(R) advanced flexible graphite is included in Ballard's 60kW engineering prototype stationary fuel cell power generator. This unit incorporates the Mark 900 architecture that Ballard has stated will be developed for a range of fuel cell applications.

        ELECTRONIC THERMAL MANAGEMENT OPPORTUNITIES. As electronics manufacturers develop highly advanced integrated circuits, processing chips and power supplies, their ability to dissipate heat is constrained by the limitations of current thermal management products and technology. We are developing and introducing high quality, highly engineered products, designs and solutions for a wide range of applications. We are targeting:

        o thermal interface products, with a projected market of about $400 million in annual sales by 2005 and an annual growth rate of about 17% through 2005, in each case as projected by Business Communications Company;

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

        In December 2000, we announced the introduction of, and began selling, our new line of eGraf(TM) thermal management products designed to aid the cooling of chip sets and other heat generating components in computers, communications equipment and other electronic devices. We can provide custom or off-the-shelf thermal interface products, heat sinks, heat spreaders and heat pipes and sophisticated thermal solutions for cooling complex devices. Our new product line offers advantages for mobile communications and other electronic devices over competitive products such as copper, aluminum and other current thermal interface materials. These advantages include our new products' excellent ability to conduct heat, their mechanical and thermal stability, their lightweight, compressible and conformable nature, their cost competitiveness, and their ease of handling.

        In the 2001 third quarter, our Advanced Energy Technology Division launched its information and services website: www.HT2.com. The HT2 website offers technology solutions and technical services built on our extensive expertise in high temperature production and carbon technology to a broad range of customers. The website includes technical papers on graphite and

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


carbon science, technical literature, searches, industry news, and access to services like high temperature testing and analysis, high temperature heat treating, consulting for process and product development and technology licensing.

        In the 2001 third quarter, Graftech's advanced flexible graphite line for fuel cell component and electronic thermal management product manufacturing successfully began production.

PUBLIC OFFERING

        In July 2001, we completed a public offering of 10,350,000 shares of common stock at a public offering price of $9.50 per share. The gross proceeds from that offering were $98 million and the net proceeds to us were $91 million. Sixty percent of the net proceeds were used to prepay term loans under the New Senior Facilities. The balance of the net proceeds will be used to fund growth and expansion of our Advanced Energy Technology Division, including growth through acquisitions, and, pending use, will be applied to reduce the outstanding balance under our revolving credit facility.

COST SAVINGS

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

        As planned, we ceased manufacturing operations at our plant in Germany in 1998. Our Canadian plant ceased production activities in April 1999. We completed, ahead of schedule, our consolidation of administrative offices with the relocation of headquarter activities to Nashville, Tennessee, and European administration activities to our Swiss subsidiary. About 366 positions were eliminated pursuant to those elements of the plan.

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

        Further, we completed a global benchmarking study during 1999 that identified opportunities for performance improvement and cost savings in certain key global administrative and transaction processing functions. Based on the study, work processes have been and continue to be redesigned to improve shared services for better global efficiencies and standardize enterprise wide resource and supply chain planning systems.

        We have evaluated and continue to refine our debt, working capital and organizational structures to improve cash management and reduce tax expense. We believe that our effective average annual tax rate will be about 45% in 2001.

        During late 1999 and into the 2000 first quarter, our graphite specialties business, which now is part of our Advanced Carbon and Graphite Materials business unit, experienced significant adverse change due to a decline in demand, particularly from certain segments of the semiconductor industry, the growth in supply due to expansion by other producers, a decline in prices and delays in bringing new or improved products to market. This change indicated the need for assessing the recoverability of the long-lived assets of this business. These assets were located primarily at our plant in Clarksburg, West Virginia. We estimated the future undiscounted cash flows expected to result from the use of these assets and concluded they were below the respective carrying amounts. Accordingly, we recorded an impairment loss of $35 million in the 1999 fourth quarter for the unrecoverable portion of these assets, effectively writing down the carrying value of the long-lived assets to their estimated fair value of $6 million. In 2000, we restructured the business. The key elements of the restructuring consisted of elimination of low profitability product lines, rationalization of operations to generate costs savings and improve profitability of the remaining product lines, and use of graphite specialties technology to develop new, and expand existing, markets. Accordingly, in

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


the 2000 first quarter, we recorded a restructuring charge of $6 million. In the 2000 third quarter, based on subsequent developments, we decided not to demolish certain buildings. Accordingly, we reversed $4 million of the charge related thereto. The $2 million balance of the charge related primarily to severance costs. We expect the restructuring to generate cost savings at an annual run rate of about $7 million by the end of 2001.

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

        In the 2001 second quarter, we recorded a $58 million charge for restructuring and impairment loss on long-lived assets related to the shutdown of our graphite electrode manufacturing operations at our facilities in Clarksville and Columbia, Tennessee for an undetermined period of time. Graphite electrode machining operations in Clarksville will continue using products from our other facilities. The shutdown is part of our strategy of reducing costs and optimizing global production capacity and reflects current graphite electrode market conditions. These operations are our highest cost graphite electrode manufacturing operations. We expect that the shutdown will result in annual cost savings of $18 million beginning in 2002 and will enable us to avoid $9 million in otherwise necessary capital expenditures. The shutdown will affect 171 employees. The shutdown was completed on schedule near the end of the 2001 third quarter. We expect to incrementally expand graphite electrode manufacturing capacity at our facilities in Mexico and Europe for an expected capital investment of about $3 million.

        In the 2001 third quarter, we recorded a $2 million charge for restructuring and impairment loss on long-lived assets related to our business restructuring and realignment of our businesses into our Advanced Energy Technology and Graphite Power Systems Divisions, the relocation of our corporate headquarters and the shut down of our coal calcining operations located in Niagara Falls, New York. We are shutting down our coal calcining operations primarily because we have entered into a five-year agreement to purchase calcined coal from a third party at a lower net effective cost than we can produce it for ourselves. We expect the shutdown to be completed by the end of 2001. As part of the realignment, we have centralized management functions of our Advanced Energy Technology Division in Cleveland, Ohio, and management functions of our Graphite Power Systems Division in Etoy, Switzerland. We are

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


relocating our corporate headquarters, consisting of approximately 10 employees, from Nashville, Tennessee, to Wilmington, Delaware. The relocation is expected to be completed by the end of 2001. The charge consists primarily of severance costs associated with a workforce reduction of 24 employees.

        In the 2001 third quarter, we reversed $2 million of prior restructuring charges based on revised lower estimates of workforce reductions and plant closure costs and we reclassified $4 million of prior restructuring charges related to on-site waste disposal post monitoring costs to the other long term obligations.

POWER OF ONE BUSINESS TRANSFORMATION INITIATIVE

        In support of our strategy, we are implementing a global business transformation initiative entitled POWER OF ONE. POWER OF ONE is a coordinated global self-assessment and business process rationalization and transformation initiative driving one consistent theme throughout our organization: "BECOMING THE BEST." We expect the initiative to accelerate development and implementation of business opportunities and develop leadership skills more broadly within all management levels as well as support our efforts to reduce costs and working capital needs, improve efficiencies and product quality, shorten cycle times and achieve "BEST IN CLASS" performance. The initiative is also designed to enable us to achieve the successful completion of our previously announced cost reduction activities. Through September 30, 2001, our investment in the initiative included about $4 million of consulting fees and $3 million of capital expenditures, primarily for advanced planning and scheduling supply chain software and global treasury management information systems. We believe that most of the future investment for this initiative will be funded from realized cost savings.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


form of joint venture, licensing, supply or other arrangements that leverage our strengths to achieve cost savings, improve margins and cash flow, and increase net sales and earnings growth.

        In December 2000, we entered into a license and technical services agreement with Conoco Inc. to license our proprietary technology for use at the carbon fiber manufacturing facility that Conoco is building in Ponca City, Oklahoma. In addition, we will continue to provide a wide variety of technical services to Conoco. Under a separate manufacturing tolling agreement, which was entered into in February 2001, we will provide manufacturing services to Conoco at our facility in Clarksburg, West Virginia for carbon fibers to be subsequently produced at Conoco's new facility. Under the manufacturing tolling agreement, until Conoco's new facility commences operations, we will use raw materials provided by Conoco to manufacture the same type of carbon fibers that will be produced at Conoco's new facility. Conoco's new carbon fiber technology could be used in portable power applications, such as batteries for personal computers and cell phones, as well as a wide range of other electronic devices and automotive applications. In 2001, we entered into a seven-year supply agreement with Conoco relating to petroleum coke. This agreement contains customary terms and conditions. We are working with Conoco to expand our strategic relationship in supply chain and other areas.

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

        We have been working with Ballard since 1992 on developing natural graphite-based materials for use in Ballard fuel cells for power generation. In 1999, we entered into a

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


collaboration agreement with Ballard to coordinate our respective research and development efforts on flow field plates and a supply agreement for flexible graphite materials. In 2000, Ballard launched its Mark 900 PEM fuel cell stack and announced that it was the foundation for Ballard's fuel cells for transportation, stationary and portable applications. In October 2001, Ballard launched the Mark 902, its most advanced fuel cell platform to date, which builds on the Mark 900. The Mark 900 and 902 include our GRAFCELL(R) advanced flexible graphite materials and products.

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

REFINANCING AND DEBT RECAPITALIZATION

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

LITIGATION AGAINST OUR FORMER PARENT COMPANIES INITIATED BY US

        In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. The other defendants include two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of our leveraged equity recapitalization in January 1995. In the lawsuit, we allege,

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


among other things, that certain payments made to our former parents in connection with the recapitalization were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in UCAR and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. The defendants have filed motions to dismiss this lawsuit and motions to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through September 30, 2001, we had incurred about $4 million of these legal expenses.

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

        In April 1998, UCAR pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine in the aggregate amount of $110 million, payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998 (the "DOJ FINE"). The payments due in 1998, 1999 and 2000 were timely made. At our request, the due date of each of the remaining three payments has been deferred by one year. Of the $110 million aggregate amount, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. In March 1999, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. We have settled, among others, virtually all of the graphite electrode antitrust claims by steel makers in the U.S. and Canada as well as antitrust claims by certain other customers. None of the settlement or plea agreements contain restrictions on future prices of our graphite electrodes. There remain, however, certain pending lawsuits and claims. In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violations of Korean antitrust law by producers and distributors of graphite electrodes. No fine has been assessed. The maximum fine, if any, for such a violation is 5% of a company's sales of the relevant product during the period of violation, a maximum fine of about $5.3 million in our case. Any such fine would be subject to reduction for cooperation.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        In January 2000, the antitrust authority of the European Union issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleged that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. In July 2001, that authority issued its decision. Under the decision, that authority assessed a fine of [euro]50.4 million against UCAR resulting from the role of our former management in a graphite electrode price fixing cartel. That authority also assessed fines against seven other graphite electrode producers under the decision, with fines ranging up to [euro]80.2 million. As a result of the assessment of the fine against us, we recorded a pre-tax charge of $10 million against results of operations in the 2001 second quarter as an additional reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. We are very pleased that this decision brings to a conclusion our last major pending antitrust liability. From the initiation of its investigation, we have cooperated with the antitrust authority of the European Union. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of that authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We are discussing payment terms with that authority. After an in-depth analysis of the decision, however, in October 2001, we filed an appeal to the court challenging the amount of the fine. The fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with that authority regarding the appropriate form of security during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal to the court to waive the requirement for security or to allow us to provide alternative security for payment. We cannot predict how or when the court would rule on such interim appeal.

        We are continuing to cooperate with the DOJ and the Canadian antitrust authorities in their continuing investigations of other producers and distributors of graphite electrodes. We are also cooperating with the Korean antitrust authority in its continuing investigation. In connection therewith, we have produced and are producing information, documents and/or witnesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated by authorities in other jurisdictions.

        We cannot assure you that remaining liabilities and expenses in connection with antitrust investigations, lawsuits and claims will not materially exceed the remaining uncommitted balance of the reserve or that the timing of payment thereof will not be sooner than anticipated. At September 30, 2001, before taking into account the fine assessed by the antitrust authority of the European Union and any related payment terms, but after giving effect to the additional $10 million charge, the remaining uncommitted balance of the reserve was about $52 million. In the aggregate (including the assessment of the fine by the antitrust authority of the European Union and the additional $10 million charge), the fines and settlements described above and related expenses, net, are within the amounts we used to evaluate the $350 million charge. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, $350 million represents our estimate of these liabilities and expenses. The guilty pleas and the decision by the antitrust

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


authority of the European Union make it more difficult to defend against other investigations, lawsuits and claims. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

        UCAR had been named as a defendant in a stockholder derivative lawsuit and as a defendant in a securities class action lawsuit, each of which was based, in part, on the subject matter of the antitrust investigations, lawsuits and claims. In October 1999, UCAR and the other defendants settled these lawsuits for an aggregate of $40.5 million, of which $11.0 million was paid by us. These settlements have become final. We recorded a charge of $13 million, which included $2 million of unreimbursed expenses, in the 1999 third quarter, in connection with these settlements. In the 2000 second quarter, we reversed $1 million of this charge because expenses were lower than expected.

CUSTOMER BASE

        We are a global company and serve all major geographic markets. Sales of our products to customers outside the U.S. accounted for about 69% of our net sales in 2000. Our customer base includes both steel makers and non-steel makers. In 2000, five of our ten largest customers were purchasers of non-graphite electrode products or purchasers of graphite electrodes for non-steel making purposes. In 2000, five of our ten largest customers were based in Europe, two were in the U.S. and one was in each of Africa, Mexico and Brazil. No single customer or group of affiliated customers accounted for more than 4% of our net sales in 2000.

GLOBAL ECONOMIC CONDITIONS AND OUTLOOK

        We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions affecting the markets for our products fluctuate.

        Throughout 1998 and the 1999 first quarter, electric arc furnace steel production declined as a result of adverse global and regional economic conditions. A recovery began in the 1999 second quarter that lasted through mid-2000. Beginning in mid-2000, electric arc furnace steel production began to weaken in North America. This weakening became more severe in the 2000 fourth quarter and began impact other regional economies. Notwithstanding this weakening, in 2000, estimated worldwide electric arc furnace steel production was a record 285 million metric tons (about 34% of total steel production).

        The weakening in North America has continued and become more severe in 2001. In addition, its impact on other regional economies also became more severe during 2001, particularly in Europe beginning at the end of August 2001. Further, electric arc furnace steel production declined in Brazil in the 2001 third quarter by about 25% as compared to the 2001 second quarter. This decline was caused both by shortages of electricity brought on by a drought that has reduced hydroelectric power generation as well as by the weakening in global economic conditions. This global weakness is now being exacerbated by the impact on economic conditions of the terrorist

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


acts in the U.S. beginning in September 2001. Worldwide electric arc furnace steel production is experiencing a record decline in 2001. We estimate that it has declined in 2001 by about 11% as compared to 2000 and about 5% as compared to 1999. More than 15 steel companies in the U.S. have filed for protection under the Bankruptcy Code or closed plants. Moreover, notwithstanding a substantial decrease in steel production in the U.S., steel inventories, particularly those held by steel service centers, remains high.

        These fluctuations in electric arc furnace steel production resulted in corresponding fluctuations in demand for graphite electrodes. We estimate that worldwide graphite electrode demand increased by about 4% in 2000 as compared to 1999. Our volume of graphite electrodes sold increased by 5% in 2000 as compared to 1999. Overall pricing worldwide was weak throughout most of this period. However, we implemented increases in local currency selling prices of our graphite electrodes announced in 2000 in Europe, the Asia Pacific region, the Middle East and South Africa. These price increases have been sustained.

        We are experiencing intense competition in the graphite electrode industry. One of our U.S. competitors, The Carbide/Graphite Group, Inc., filed for protection under Bankruptcy Code in October 2001. In order to seek to minimize our credit risks, we have reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. In April 2001, we implemented an additional 8% local currency selling price increase in Europe. Notwithstanding the price increases described above, overall pricing worldwide, particularly in North America beginning in September 2001, is weak.

        We expect that demand for our graphite electrodes will decline substantially in 2001 as compared to 2000 due to the decline in electric arc furnace steel production, our efforts to implement and maintain local currency selling price increases and our efforts to seek to minimize credit risks. Assuming no change in product mix, we believe that the average local currency selling prices of our graphite electrodes will decline in most regions in 2001 as compared to 2000 and will increase slightly in Europe 2001 as compared to 2000.

        In anticipation of lower demand in 2001 and consistent with our continuing efforts to reduce inventory levels, we initially reduced operating levels and laid off certain production employees at certain of our facilities in North America. We recently shut down graphite electrode manufacturing operations at two of our facilities in the U.S. Assuming no change in product mix and no change in currency exchange rates from those in effect at December 31, 2000, we would expect that lower production rates and higher costs for energy and some raw materials increase our costs of sales per metric ton of graphite electrodes in 2001 as compared to 2000. We believe that the impact of this shutdown and our continuing cost reduction efforts will more than offset this increase.

        In 1998 and 1999, demand and prices for most of our other products sold to the metals, automotive and semiconductor industries were adversely affected by the same global and regional economic conditions that affected graphite electrodes. In the 1999 second quarter, however, worldwide demand by customers for many of these products began to gradually recover. During

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


2000, demand for most of these products as a group was relatively stable. Overall pricing did not strengthen. The global and regional economic conditions that have impacted demand and prices for graphite electrodes since mid-2000 have also similarly impacted demand and prices for most of these products (other than graphite cathodes). Demand and prices for graphite cathodes has remained relatively strong since the recovery began in 1999 primarily due to construction of new aluminum smelters using graphite cathodes even as old smelters using carbon cathodes are removed from service.

        In April 2001, Conoco experienced an explosion at its petroleum coke plant in Humber, England. Conoco produces petroleum coke at two plants, Humber and Lake Charles, Louisiana. Conoco placed customers of petroleum coke from its Humber facility on allocation until August 2001. We have been and are working with Conoco and other coke producers to minimize interruptions in deliveries to us. Conoco began to phase in increases in customer allocations in August 2001 as production was restored and we expect that allocations will be fully restored by the end of 2001. We have not been and do not expect to be materially adversely affected by this event.

        We believe that business conditions for most of our products (other than graphite cathodes) will remain challenging through 2002 and that a significant recovery in the steel, automotive and semiconductor industries will not occur until the 2002 second half, at the earliest. We have already received orders for a majority of our production of graphite cathodes for 2002. We expect our cost improvement trends in graphite electrode production, interest expense and overhead to continue through 2001. We believe that these cost improvements will further strengthen our competitive position during the current economic recession and will position us well for an economic recovery. We expect that our Advanced Energy Technology Division will continue to achieve major milestones in the fuel cell, electronic thermal management and other growth areas leading to significant revenue growth over the next few years.

        Our outlook could be significantly impacted by changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in tax and fiscal policies by the U.S. and other governments, the occurrence of further terrorist acts and developments (including increases in security, transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from the terrorist acts in the U.S. beginning in September 2001 and the war on terrorism, and changes in global and regional economic conditions. We are focusing on cost reduction and other contingency plans to respond to an extended recession.

HIGHLIGHTS OF 2001 THIRD QUARTER AS COMPARED TO 2001 SECOND QUARTER

        The net sales of our Graphite Power Systems Division decreased to $126 million in the 2001 third quarter from $137 million in the 2001 second quarter, primarily due to lower volume of carbon and graphite electrodes sold, partially offset by higher volume of cathodes sold. Volume of graphite electrodes sold was 42,200 metric tons in the 2001 third quarter as compared to 46,000 metric tons in the 2001 second quarter. The lower volume of graphite electrodes sold

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


represented a decrease of $9 million in net sales. In addition to the seasonally lower graphite electrode sales volume in Europe during the 2001 third quarter, volume was negatively impacted compared to the 2001 second quarter by continued weakness in the North American steel production and softening demand in Brazil and Europe. Average sales revenue per metric ton of graphite electrodes in the 2001 third quarter was $2,323 as compared to the average in the 2001 second quarter of $2,367. The lower average sales revenue per metric ton represented a decrease of $2 million in net sales. The decrease in average selling prices was due primarily to normal changes in product mix. Our recent increases in local currency selling prices in Europe have been sustained in the 2001 third quarter. The gross profit of the division in the 2001 third quarter was $33 million (27.2% of net sales), a decrease from gross profit in the 2001 second quarter of $41 million (29.8% of net sales). The decrease in gross profit was largely due to the decrease in net sales. The cost of sales per metric ton of graphite electrodes in the 2001 third quarter was essentially the same as in the 2001 second quarter.

        The net sales of our Advanced Energy Technology Division decreased to $31 million in the 2001 third quarter from $34 million in the 2001 second quarter, primarily due to lower volume of graphite specialties sold. The gross profit in the 2001 third quarter was $10 million (29.0% of net sales), the same as gross profit in the 2001 second quarter of $10 million (31.2% of net sales). The decrease in gross margin was primarily due to less favorable product mix in both sealing and specialties products.

        Selling, administrative and other expenses were $19 million in the 2001 third quarter, the same as in the 2001 second quarter. Interest expense was $14 million in the 2001 third quarter, a decrease of $2 million from the 2001 second quarter due to lower average interest rates and lower average debt outstanding.

        The effective income tax rate before special charges was 45% in the 2001 third quarter as compared to 48% in the 2001 second quarter.

CURRENCY MATTERS

        We incur manufacturing costs and sell our products in multiple currencies. As a result, in general, our results of operations and financial condition are affected by changes in currency exchange rates and by inflation in countries with highly inflationary economies where we have manufacturing facilities. To manage certain exposures to risks caused by changes in currency exchange rates, we use various off-balance sheet financial instruments. To account for translation of foreign currencies into dollars for consolidation and reporting purposes, we record foreign currency translation adjustments in accumulated other comprehensive loss as part of stockholders' equity in the Consolidated Balance Sheets, except in the case of operations in highly inflationary economies (or which use the dollar as their functional currency) where we record foreign currency translation gains and losses as part of other income in the Consolidated Statement of Operations. We also record foreign currency transaction gains and losses as part of other income.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        During 2000 and the 2001 first nine months, many of the currencies in which we manufacture and sell our products weakened against the dollar. The most significant consisted of the weakening of the euro, which devalued about 6% against the dollar during 2000 and about 3% in the 2001 first nine months, the weakening of the Brazilian currency, which devalued about 8% against the dollar during 2000 and devalued about 27% in the 2001 first nine months, and the weakening of the South African currency, which devalued about 19% during 2000 and about 16% in the 2001 first nine months.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000. Net sales of $157 million in the 2001 third quarter represented a $35 million, or 18%, decrease from net sales of $192 million in the 2000 third quarter. Gross profit of $43 million in the 2001 third quarter represented a $10 million, or 19%, decrease from gross profit of $53 million in the 2000 third quarter. Gross margin was 27.6% in the 2001 third quarter, the same as in the 2000 third quarter, primarily due to sustained, strong cost control in our graphite electrode and cathode businesses. The decrease in net sales and gross profit was primarily due to lower volume of graphite electrodes sold. Cost of sales declined primarily due to lower volumes of most products sold. Cost of sales per metric ton of graphite electrodes sold decreased primarily due to plant cost reductions and lower costs due to the strengthening of the dollar.

        GRAPHITE POWER SYSTEMS DIVISION. Net sales declined to $126 million in the 2001 third quarter from $161 million in the 2000 third quarter, primarily due to lower volume of most products sold, particularly graphite electrodes. Volume of graphite electrodes sold was 42,200 metric tons during the 2001 third quarter as compared to 53,900 metric tons during the 2000 third quarter. The decrease in volume of graphite electrodes sold represented a reduction of $28 million in net sales. The decrease was primarily a result of a decline in North American electric arc furnace steel production, our efforts to implement and maintain increases in selling prices in local currencies of our graphite electrodes and actions taken by us to manage credit risk. Average sales revenue per metric ton of graphite electrodes in the 2001 third quarter was $2,323 as compared to the average in the 2000 third quarter of $2,406. Unfavorable changes in currency exchange rates represented a reduction of $4 million in net sales of graphite electrodes, more than offsetting the benefits of increases in selling prices in local currencies. Cost of sales decreased to $93 million in the 2001 third quarter from $117 million in the 2000 third quarter. The decrease was primarily due to lower volume of electrodes sold. Cost of sales of graphite electrodes benefited from improved productivity, head-count reductions, plant cost reductions, lower costs due to the strengthening of the dollar and lower maintenance spending as compared to the 2000 third quarter. Average cost of sales per metric ton of graphite electrodes declined by about 5% in the 2001 third quarter as compared to the 2000 third quarter, despite lower operating levels. Gross profit in the 2001 third quarter was $33 million (27.2% of net sales), a decrease from gross profit in the 2000 third quarter of $44 million (27.2% of net sales). The gross margin

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


was the same in both quarters, despite significantly lower graphite electrode sales volume and lower operating levels.

        ADVANCED ENERGY TECHNOLOGY DIVISION. Net sales were stable at $31 million in the 2001 third quarter and $31 million in the 2000 third quarter, primarily due to cyclical increases in volume of refractories sold and in sales of products to customers in the aerospace industry, new business sales and an increase in technical service and technology license fees, offset by a decrease in volume of flexible graphite sold for gasket applications due to lower demand from the automotive industry as well as a decrease in products sold to the semiconductor and industrial sectors, particularly in Europe. Cost of sales was $21 million in the 2001 third quarter as compared to $22 million in the 2000 third quarter. The decrease was primarily due to product mix. Gross profit in the 2001 third quarter was $10 million (29.0% of net sales), an increase from gross profit in the 2000 third quarter of $9 million (29.5% of net sales).

        OPERATING PROFIT FOR US AS A WHOLE. Operating profit in the 2001 third quarter was $22 million, or 14.0% of net sales, as compared to operating profit in the 2000 third quarter of $31 million, or 16.1% of net sales. Selling, administrative and other expense decreased to $19 million in the 2001 third quarter from $20 million in the 2000 third quarter primarily due to a change in vacation policy in the U.S.

        OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense decreased to $14 million in the 2001 third quarter from $18 million in the 2000 third quarter. The decrease resulted from lower average annual interest rates and lower average total debt outstanding. Average outstanding total debt was $657 million in the 2001 third quarter as compared to $783 million in the 2000 third quarter. The decrease was primarily due to use of net proceeds from our public offering in July 2001 to reduce debt and scheduled repayments of debt due prior to July 2001. The average annual interest rate was 7.6% in the 2001 third quarter as compared to 8.2% in the 2000 third quarter. These average annual interest rates exclude imputed interest on the DOJ fine.

        Provision for income taxes was $3 million in the 2001 third quarter as compared to $5 million in the 2000 third quarter. The effective income tax rate for the 2001 third quarter was 45%, which was higher than the U.S. federal statutory income tax rate of 35% primarily as a result of the fact that a substantial percentage of our earnings was derived from higher tax jurisdictions. The effective income tax rate for the 2000 third quarter, excluding special charges (credits), was 41%.

        As a result of the changes described above, net income for the 2001 third quarter was $4 million as compared to net income for the 2000 third quarter of $7 million.

        NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000. Net sales of $499 million in the 2001 first nine months represented an $87 million, or 15%, decrease from net sales of $586 million in the 2000 first nine months. Gross profit of $143 million in the 2001 first nine months represented a $23 million, or 14%, decrease

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


from gross profit of $166 million in the 2000 first nine months. Gross margin was 28.7% in the 2001 first nine months as compared to 28.3% in the 2000 first nine months, primarily due to sustained, strong cost control in our graphite electrode and cathode businesses. The decrease in net sales and gross profit was primarily due to lower volume of graphite electrodes sold.

        Cost of sales declined primarily due to lower volumes of most products sold. Cost of sales per metric ton of graphite electrodes decreased due to plant costs reductions and lower costs due to the strengthening of the dollar. The increase in gross margin was primarily due to the fact that the percentage decrease in net sales was less than the percentage decrease in cost of sales, some of which are essentially fixed.

        GRAPHITE POWER SYSTEMS DIVISION. Net sales declined to $399 million in the 2001 first nine months from $492 million in the 2000 first nine months, primarily due to lower volume of all products sold, particularly graphite electrodes. Volume of graphite electrodes sold was 131,200 metric tons during the 2001 first nine months as compared to 161,900 metric tons in the 2000 first nine months. The decrease in volume of graphite electrodes sold represented a reduction of $74 million in net sales. Average sales revenue per metric ton of graphite electrodes in the 2001 first nine months was $2,370 as compared to the average in the 2000 first nine months of $2,420. Unfavorable changes in currency exchange rates represented a reduction of $14 million in net sales of graphite electrodes, more than offsetting the benefits of increases in selling prices in local currencies. Cost of sales decreased to $287 million in the 2001 first nine months from $350 million in the 2000 first nine months. The decrease was primarily due to lower volume of electrodes sold. Cost of sales of graphite electrodes benefited from improved productivity, head-count reductions, plant cost reductions, lower costs due to the strengthening of the dollar and lower maintenance spending as compared to the 2000 first nine months. Average cost of sales per metric ton of graphite electrodes declined by about 2% in the 2001 first nine months as compared to the 2000 first nine months, despite lower operating levels. Gross profit in the 2001 first nine months was $112 million (28.2% of net sales), a decrease from gross profit in the 2000 first nine months of $142 million (28.9% of net sales).

        ADVANCED ENERGY TECHNOLOGY DIVISION. Net sales increased to $100 million in the 2001 first nine months from $94 million in the 2000 first nine months, primarily due to cyclical increases in volume of refractories sold and in sales of products to customers in the aerospace industry, new business sales and an increase in technical service and technology license fees, partially offset by a decrease in volume of flexible graphite sold for gasket applications due to lower demand from the automotive industry as well as a decrease in products sold to the semiconductor and industrial sectors, particularly in Europe. Cost of sales decreased to $69 million in the 2001 first nine months from $70 million in the 2000 first nine months, primarily due to benefits from the restructuring of our graphite specialties business. Gross profit in the 2001 first nine months was $31 million (30.8% of net sales), an increase from gross profit in the 2000 first nine months of $24 million (25.2% of net sales) primarily because net sales increased and cost of sales remained relatively stable.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        OPERATING PROFIT FOR US AS A WHOLE. Operating profit in the 2001 first nine months was $8 million, or 1.6% of net sales, as compared to operating profit in the 2000 first nine months of $88 million, or 15.0% of net sales. Operating profit in the 2001 first nine months includes a restructuring charge of $5 million and an impairment loss on long-lived graphite electrode assets of $53 million relating to the shutdown of our graphite electrode operations in our Clarksville and Columbia, Tennessee facilities and a charge of $10 million relating to potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Operating profit in the 2000 first nine months includes a credit of $1 million relating to the reversal of portion of the charge in 1999 relating to securities class action and stockholder derivative lawsuits and restructuring charges of $5 million relating to our graphite electrode businesses. Excluding the special charges and credit, operating profit in the 2001 first nine months would have been $76 million, or 15.2% of net sales, and in the 2000 first nine months would have been $91 million, or 15.5% of net sales.

        Selling, administrative and other expense decreased to $59 million in the 2001 first nine months from $67 million in the 2000 first nine months primarily due to reduced corporate spending.

        OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense decreased to $49 million in the 2001 first nine months from $57 million in the 2000 first nine months. The decrease resulted from lower average annual interest rates and lower average total debt outstanding. Average outstanding total debt was $696 million in the 2001 first nine months as compared to $770 million in the 2000 first nine months. The decrease was primarily due to use of net proceeds from our public offering in July 2001 to reduce debt. The average annual interest rate was 8.6% in the 2001 first nine months as compared to 9.2% in the 2000 first nine months. These average annual interest rates exclude imputed interest on the DOJ fine.

        Benefit from income taxes was $11 million in the 2001 first nine months as compared to provision for income taxes of $9 million in the 2000 first nine months. Excluding the special charges, the provision for income taxes in the 2001 first nine months reflects a 45% effective income tax rate, which was higher than the U.S. federal income tax rate of 35% primarily due to the fact that a substantial percentage of our earnings was derived from higher tax jurisdictions. Excluding the special charges and credit, the provision for income taxes in the 2000 first nine months reflects a 30% effective rate, which was lower than the U.S. federal income tax rate of 35% primarily due to the fact that a substantial percentage of our earnings was derived from jurisdictions with lower effective income tax rates.

        In the 2000 first nine months, we recorded an extraordinary item, net of tax, of $13 million in connection with our debt recapitalization in February 2000.

        As a result of the changes described above, net loss was $32 million in the 2001 first nine months, a decrease from net income before extraordinary item of $20 million in the 2000 first nine months.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

        Our sources of funds have consisted principally of invested capital, cash flow from operations, debt financing and, since July 2001, net proceeds from our public offering of common stock. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures and payment of fines, liabilities and expenses in connection with investigations, lawsuits and claims.

        We are highly leveraged and have substantial obligations in connection with antitrust investigations, lawsuits and claims. At September 30, 2001, we had total debt of $638 million and a stockholders' deficit of $274 million, as compared to total debt of $735 million and a stockholders' deficit of $316 million at December 31, 2000. A majority of our debt has variable interest rates. In addition, if we are required to pay or issue a letter of credit to secure payment of the fine assessed by the EU Competition Authority pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under, or the letter of credit would constitute a borrowing under, our revolving credit facility. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent operating results.

        Cash and cash equivalents were $20 million at September 30, 2001 as compared to $47 million at December 31, 2000. Net debt (which is total debt, net of cash, cash equivalents and short-term investments) was $618 million at September 30, 2001 as compared to $688 million at December 31, 2000.

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

        To minimize interest expense, except for our Brazilian subsidiary prior to mid-1999, we attempt to operate on a "zero-cash" basis. This means that we use, and are dependent on, funds available under our revolving credit facility as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. We believe that our cost savings will, over the next one to two years, continue to improve our cash flow from operations for a given level of net sales. Among other things, we are seeking to improve cash flow from operations through improvements in sales and operations planning, cash management (including accounts payable and receivable management), production scheduling and inventory management. Improvements in cash flow from operations resulting from these initiatives are being partially offset by associated cash implementation costs while they are being implemented.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

        Our ability to service our debt as it comes due, to maintain the availability of funds under our revolving credit facility, to maintain compliance with the covenants under the New Senior Facilities, and to meet these and other obligations as they come due is dependent on our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, developments in antitrust investigations, lawsuits and claims involving us and inflation in raw material, energy and other costs.

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

        As described above, we are dependent on our revolving credit facility and continuing compliance with the financial covenants under the New Senior Facilities for liquidity. The New Senior Facilities require us to, among other things, comply with specified minimum interest coverage and maximum leverage ratios which become more restrictive over time. In October 2000, April 2001 and July 2001, we obtained amendments to the New Senior Facilities. The amendments, among other things, change our financial covenants so that they will be less restrictive through 2006 than would otherwise have been the case and exclude certain litigation and antitrust charges and payments from the calculation of financial covenants through June 30, 2002 and in certain cases thereafter. At September 30, 2001, we were in compliance with the financial covenants in the New Senior Facilities.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        While our revolving credit facility provides for maximum borrowings of up to [euro]250 million, our current ability to borrow under this facility may effectively be substantially less than the maximum due to the impact additional borrowings under this facility would have on our compliance with the maximum leverage ratio permitted under the New Senior Facilities. In addition, payment or issuance of a letter of credit to secure payment of the fine assessed by the EU Competition Authority would significantly reduce remaining funds available under our revolving credit facility for operating and other purposes.

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

        We believe that the long-term fundamentals of our business continue to be sound. Accordingly, although we cannot assure you that such will be the case, we believe, based on our expected cash flow from operations, our expected resolution of our remaining obligations in connection with antitrust investigations, lawsuits and claims, and existing capital resources, and taking into account our efforts to reduce costs and working capital needs, improve efficiencies and product quality, generate growth and earnings and maximize funds available to meet our debt service and other obligations, we will be able to manage our working capital and cash flow to permit us to service our debt and meet our obligations when due.

        CASH FLOW USED IN OR PROVIDED BY OPERATING ACTIVITIES. Cash flow used in operating activities was $19 million in the 2001 first nine months as compared to cash flow provided by operating activities of $40 million in the 2000 first nine months. The increased use of cash flow of $59 million resulted primarily from a reduction in gross profit and an increase in working capital, primarily due to an increase in inventories. Inventory levels increased in our Graphite Power Systems Division primarily due to transitioning activities in connection with the shutdown of our U.S. graphite electrode manufacturing operations and lower than expected volume of graphite electrodes sold. Accounts payable declined primarily due to lower spending and lower purchases of petroleum coke as excess inventories stockpiled following the explosion at one of Conoco's petroleum coke plants were reduced. Our average days payable outstanding increased by about 20 days (but is still less than 60 days) and our days sales outstanding decreased by about 8 days at the end of the 2001 first nine months as compared to the end of the 2000 first nine months. Careful management of credit risk allowed us to avoid significant accounts receivable losses in light of the poor financial condition of many of our potential and existing customers. In light of current and prospective global and regional economic conditions, we cannot assure that we will not be materially adversely affected by accounts receivable losses in the future.

        CASH FLOW USED IN INVESTING ACTIVITIES. We used $18 million of cash flow for investing activities during the 2001 first nine months as compared to $34 million during the 2000 first nine months. This reduction of $16 million was primarily due to a reduction in capital expenditures.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


We are focussing our capital expenditures on strategic capital investments and essential maintenance.

        CASH FLOW USED IN OR PROVIDED BY FINANCING ACTIVITIES. Cash flow provided by financing activities was $11 million during the 2001 first nine months as compared to cash flow used in financing activities of $11 million in the 2000 first nine months. During the 2001 first nine months, we received net proceeds of $91 million from our public offering of common stock in July 2001, and $9 million from an additional minority investment in connection with the broadening of our strategic alliance in the cathode business with Pechiney and made $86 million in long-term debt repayments. During the 2000 first nine months, we incurred $26 million ($13 million, net of tax) of costs, fees and expenses in connection with our debt recapitalization in February 2000 and had an increase in net borrowings of $15 million.

        USE OF PROCEEDS AND NET DEBT. We completed a public offering of common stock in July 2001. Net proceeds from the offering were $91 million. We plan to use approximately 40% of the net proceeds for growth and expansion. In the interim, those proceeds have been used to reduce debt. Net debt (which is total debt, net of cash, cash equivalents and short-term investments) declined $42 million from the end of the 2001 second quarter to $618 million at the end of the 2001 third quarter. Cash used for increased in working capital, antitrust payments of $6 million and restructuring payments of $7 million, and a currency translation adjustment increasing our euro-denominated debt by $15 million, offset some of the debt reduction from use of those net proceeds. We are targeting a net debt level of about $600 million at the end of 2001.

ACCOUNTING CHANGES

        In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill and other intangible assets not being amortized pursuant to SFAS 142, and certain other assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of SFAS 144 on our results of operations, cash flows and financial position.

        In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 will be effective for all financial statements for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of SFAS 143 on our results of operations, cash flows and financial position.

        In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets", both of which are effective for all fiscal years beginning

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


after December 15, 2001. These statements establish accounting and reporting standards for business combinations, goodwill and intangible assets. We are currently evaluating the impact of SFAS 141 and SFAS 142 on our results of operations, cash flows and financial position.

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

        Our exposure to changes in interest rates results primarily from variable or floating rate long-term debt where the interest rate is determined based on LIBOR or euro LIBOR. We enter into agreements with financial institutions, which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. At September 30, 2001, we had an interest rate cap on $100 million of debt, limiting the floating interest rate factor on this debt to 5.0% through June 29, 2002, and we had interest rate caps on [euro]200 million of debt, limiting the floating interest rate factor on this debt to 5.0% through February 27, 2002.

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

When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. We held contracts for the purpose of hedging against these risks with an aggregate notional amount of about $156 million at September 30, 2001 and $69 million at December 31, 2000. All of our contracts mature within one year. All of our contracts are marked-to-market monthly and, accordingly, transaction gains and losses are reflected in the Consolidated Statements of Operations. Unrealized gains and losses on our outstanding contracts were a $2 million unrealized gain at September 30, 2001 and nil at December 31, 2000.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


        In January 2000, Mitsubishi Corporation, one of our former parents, was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes. Mitsubishi entered a plea of not guilty. In February 2001, a jury found Mitsubishi guilty of the charge. Mitsubishi has entered into a sentencing agreement with the DOJ, which has been approved by the District Court, pursuant to which Mitsubishi has agreed to pay a fine of $134 million and not appeal its conviction. We believe that Mitsubishi is a defendant in several civil antitrust lawsuits relating to the subject matter of such violations.

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

        In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. On July 18, 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed a fine of [euro]50.4 million against UCAR. Seven other graphite electrode producers were also fined under the decision, with fines ranging up to [euro]80.2 million. The decision brings to a conclusion our last major pending antitrust liability and provides certainty as to the maximum level of the fine. From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We are discussing payment terms with the EU Competition Authority. After an in-depth analysis of the decision, however, in October 2001 we filed an appeal to the Court of First Instance of the European Communities in Luxembourg challenging the amount of the fine. Appeals of this type may take two years or longer to be decided. The fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with the EU Competition Authority regarding the appropriate form of security for payment of the fine during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal with the Court to waive the requirement for security or to allow us to provide alternative security for payment. We cannot predict how or when the Court would rule on such interim appeal.

        In the second quarter of 2001, we learned that the Brazilian antitrust authorities have requested written information from various steelmakers in Brazil. We have not received a request for information from the Brazilian antitrust authorities.

        We are continuing to cooperate with the DOJ and the Competition Bureau in their continuing investigations of other producers and distributors of graphite electrodes. We are also cooperating with the Korean antitrust authority in its continuing investigation. In connection therewith, we have produced and are producing information, documents and/or witnesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated by authorities in Brazil or other jurisdictions.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


petitions, the plaintiffs allege that the defendants violated U.S. federal, Texas and Canadian antitrust laws and Canadian conspiracy law in connection with the sale of graphite electrodes.

        In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the District Court (the "FOREIGN CUSTOMER LAWSUITS"). The first complaint, entitled FERROMIN INTERNATIONAL TRADE CORPORATION, ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 26 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP NEW ZEALAND LTD. ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled SAUDI IRON AND STEEL COMPANY V. UCAR INTERNATIONAL INC., ET AL., was filed by a steelmaker who is located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs' claims. Appeals have been filed by the plaintiffs and the defendants with the Third Circuit Court of Appeals with regard to these dismissals.

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

        Through September 30, 2001, except as described in the next paragraph, we have settled or obtained dismissal of all of the lawsuits described above, certain of the threatened civil

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


antitrust lawsuits and certain possible antitrust claims by certain other customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes. The settlement of the antitrust class action also covers the actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of the respective settlements in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All fines and settlement payments due thereunder have been timely made.

        The foreign customer lawsuits and two of the three carbon electrode lawsuits have not been settled. These remaining lawsuits are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against these remaining lawsuits as well as all threatened lawsuits and possible unasserted claims, including those mentioned above. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims. The guilty pleas and the decision by the EU Competition Authority make it more difficult to defend against civil lawsuits and claims.

        It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

1997 AND 2001 SECOND QUARTER ANTITRUST EARNINGS CHARGES

        We recorded a pre-tax charge of $340 million against results of operations for 1997 and, as a result of the assessment of a fine by the EU Competition Authority, we recorded a pre-tax charge of an additional $10 million against results of operations for the 2001 second quarter, as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The aggregate reserve of $350 million is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. In the aggregate (including the assessment of the fine by the EU Competition Authority and the additional $10 million charge), the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charge of $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at September 30, 2001, $350 million represents our estimate of these liabilities and expenses.

        Through September 30, 2001, we have paid an aggregate of $247 million of fines and net settlement and expense payments and $11 million of imputed interest. At September 30, 2001, $106 million remained in the reserve. The balance of the reserve is available for the fine assessed by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments for imputed interest at September 30, 2001 was about $9 million.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

        In April and May 1998, UCAR was served with several complaints commencing securities class actions in the U.S. District Court for the District of Connecticut. The complaints were consolidated into a single complaint and the Florida State Board of Administration was designated lead plaintiff. UCAR and certain former and current officers and directors were named as defendants. The class of plaintiffs consists of all persons (other than the defendants) who purchased common stock during the period from August 1995 through March 1998. In October 1999, UCAR and the individual defendants entered into an agreement settling the lawsuit. The settlement became final in February 2000.

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

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


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

        Litigation such as this lawsuit is complex. Complex litigation can be lengthy and expensive. We expect to incur between $10 million and $20 million for legal expenses to pursue this lawsuit through trial. These expenses will be accounted as operating expenses and will be expensed as incurred. Through September 30, 2001, we had incurred $4 million of these expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties, both substantive and procedural, including statute of limitation and other

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


defenses, claims for indemnification and other counterclaims as well as those motions to dismiss and motions to disqualify. We may at any time settle this lawsuit.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

      EXHIBIT
        NO.                                   DESCRIPTION OF EXHIBIT
      -------                                 ----------------------

       10.29 Amendment to Employment and Restricted Stock Agreements between UCAR International Inc. and Gilbert E. Playford dated as of August 25, 2001.

(B)     REPORTS ON FORM 8-K

        The following Reports on Form 8-K were filed during the quarter ended September 30, 2001:

        (a) Report on Form 8-K dated July 18, 2001 as filed by UCAR International Inc., filing a press release dated July 18, 2001 announcing the resolution of the last major antitrust proceeding pending against UCAR International Inc. No financial statements were filed with such Report on Form 8-K.

        (b) Report on Form 8-K dated July 19, 2001 as filed by UCAR International Inc., filing a press release dated July 19, 2001 reporting financial results for the quarter ended June 30, 2001. Summary financial information for the quarter ended June 30, 2001 was filed with such Report on Form 8-K.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UCAR INTERNATIONAL INC.




Date:  November 14, 2001                 By:/S/ CORRADO F. DE GASPERIS
                                            ------------------------------------
                                            Corrado F. De Gasperis
                                            VICE PRESIDENT, CHIEF FINANCIAL
                                            OFFICER & CHIEF INFORMATION OFFICER

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES



                                INDEX TO EXHIBITS


      EXHIBIT
        NO.                                   DESCRIPTION OF EXHIBIT
      -------                                 ----------------------

       10.29 Amendment to Employment and Restricted Stock Agreements between UCAR International Inc. and Gilbert E. Playford dated as of August 25, 2001.