Form 10-K
period 2001-12-31
UCAR INTERNATIONAL INC
filed 2002-03-26
CIK 931148

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          _____________________________

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          _____________________________


  (MARK ONE)
  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER: 1-13888
                          _____________________________

                             UCAR INTERNATIONAL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                            06-1385548
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

                          _____________________________

   1521 Concord Pike
   Brandywine West
   Suite 301
   Wilmington, Delaware                                           19803
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (302) 778-8227
                          _____________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON
                                                         WHICH REGISTERED
     Common stock, par value $.01 per share          New York Stock Exchange

                          _____________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                          _____________________________

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on February 28, 2002, was approximately $601 million. At such date, there were 55,829,678 shares of common stock outstanding.

                          _____________________________

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required under Part III is incorporated by reference from the UCAR International Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2002, which will be filed on or about March 29, 2002.

==============================================================================

                                PRELIMINARY NOTES

IMPORTANT TERMS

     We use the following terms to identify various companies or groups of companies or other matters. These terms help to simplify the presentation of information in this Report.

     "UCAR" refers to UCAR International Inc. only. UCAR is our public parent company and the issuer of the publicly traded common stock covered by this Report. We will request our stockholders to approve, at our Annual Meeting of Stockholders for 2002, a change in the name of UCAR to GrafTech International Ltd.

     "UCAR GLOBAL" refers to UCAR Global Enterprises Inc. only. UCAR Global is a direct, wholly owned subsidiary of UCAR and the direct or indirect holding company for all of our operating subsidiaries.

     "UCAR CARBON" refers to UCAR Carbon Company Inc. only. UCAR Carbon is our wholly owned subsidiary through which we conduct most of our U.S. operations. In connection with the corporate realignment of our subsidiaries as described below, UCAR Carbon will change its name to UCAR Technology Company Inc. and transfer its businesses to one or more newly formed wholly owned U.S. subsidiaries.

     "UCAR FINANCE" refers to UCAR Finance Inc. only. UCAR Finance is a direct, wholly owned special purpose finance subsidiary of UCAR and the borrower under our senior secured bank credit facilities (as amended, the "SENIOR FACILITIES"). UCAR Finance is the issuer of our outstanding 10.25% senior notes due 2012 (the "SENIOR NOTES").

     "GRAFTECH" refers to Graftech Inc. only. Graftech is our 97.5% owned (wholly owned, prior to June 2001) subsidiary engaged in the development, manufacture and sale of natural graphite-based products. In connection with the corporate realignment of our subsidiaries as described below, Graftech will change its name to Graftech Technology Company Inc. and transfer its business to its newly formed 100% owned U.S. subsidiary (to be named Graftech Inc.). These companies will retain their names after UCAR International Inc. changes its name to GrafTech International Ltd.

     "CARBONE SAVOIE" refers to Carbone Savoie S.A.S. and its subsidiaries. Carbone Savoie is our 70% owned subsidiary engaged in the development, manufacture and sale of graphite and carbon cathodes.

     "SUBSIDIARIES" refers to those companies which, at the relevant time, are or were majority owned or wholly owned directly or indirectly by UCAR or by its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of UCAR's subsidiaries have been wholly owned (with DE MINIMIS exceptions in the case of certain foreign subsidiaries) from at least January 1, 1998 through December 31, 2001, except for:

     o our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became wholly owned to facilitate its liquidation;

     o    Carbone Savoie, which has been and is 70% owned; and

     o    Graftech, which was 100% owned until it became 97.5% owned in June
          2001.

Our 100% owned Brazilian cathode manufacturing operations were contributed to Carbone Savoie and, as a result, became 70% owned on March 31, 2001.

     "WE," "US" or "OUR" refers to UCAR and its subsidiaries collectively or, if the context so requires, UCAR, UCAR Global or UCAR Finance, individually.

     We are realigning the corporate organizational structure of our subsidiaries. Upon completion of this corporate realignment, most of the businesses of each division will be segregated into separate companies along divisional lines. In addition, because most of the operations, net sales and growth opportunities of our Graphite Power Systems Division are located outside the U.S., most of its operations will be held by our Swiss subsidiary or its subsidiaries. Most of our technology will continue to be held by our U.S. subsidiaries.

PRESENTATION OF FINANCIAL, MARKET AND LEGAL DATA

     We present our financial information on a consolidated basis. This means that we consolidate financial information for all subsidiaries where our ownership is greater than 50%. We use the equity method to account for 50% or less owned interests, such as our planned 25% owned manufacturing joint venture with Jilin Carbon Co., Ltd. (together with its affiliates, "JILIN") in China, and we do not restate financial information for periods prior to the acquisition of subsidiaries. This means that the financial information for our German subsidiary and Carbone Savoie is consolidated, since their acquisitions, on each line of the Consolidated Financial Statements and the equity of the other 30% owners (until early 1999, in the case of our German subsidiary) in those subsidiaries is reflected on the lines entitled "minority stockholders' equity in consolidated entities" and "minority stockholders' share of income."

     Unless otherwise stated, when we refer to "EBITDA" we mean operating profit
(loss), plus depreciation, amortization, impairment losses on long-lived assets, impairment losses on investments, inventory write-downs and that portion of restructuring charges (credits) applicable to non-cash asset write-offs. "ADJUSTED EBITDA" means EBITDA plus the cash portion of restructuring charges (credits), charges (credits) for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, securities class actions and stockholder derivative lawsuits and the $2 million charge related to the withdrawn public offering of Graftech. The amount of restructuring charges (credits) applicable to non-cash asset write-offs was a charge of $29 million in 1998, a credit of $6 million in 1999 and a charge of $4 million in 2001. We believe that EBITDA and Adjusted EBITDA are generally accepted as providing useful information regarding a company's ability to incur and service debt. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from continuing operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our method for calculating EBITDA and Adjusted EBITDA may not be comparable to methods used by other companies and is not the same as the method for calculating EBITDA under the Senior Facilities or the Senior Notes.

     References to cost in the context of our low-cost supplier strategy do not include the impact of special or non-recurring charges or credits, such as those related to investigations, lawsuits or claims, restructurings, impairment losses, inventory write-downs or expenses incurred in connection with lawsuits initiated by us, or the impact of accounting changes.

     All historical cost savings and reductions are estimates based on a comparison, with respect to provision for income taxes, to costs in 1998 or, for all other costs, to costs in the 1998 fourth quarter (annualized). All cost savings and reductions targeted or estimated under our new major cost savings plan announced in January 2002 are based on a comparison to costs in 2001.

     Neither any statement made in this Report nor any charge taken by us relating to any legal proceedings constitutes an admission as to any wrongdoing.

     Unless otherwise specifically noted, market and market share data in this Report are our own estimates. Market data relating to the steel industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from publications by the International Iron and Steel Institute and other industry sources as well as assumptions made by us, based on such data and our knowledge of the industry, which we believe to be reasonable. Market data relating to the fuel cell power generation industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from publications by securities analysts relating to Ballard Power Systems Inc., other industry sources and public filings, press releases and other public documents of Ballard Power Systems as well as assumptions made by us, based on such data and our knowledge of the industry, which we believe to be reasonable. Market and market share data relating to the graphite and carbon industry as well as cost information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of the industry, which we believe to be reasonable. Although we are not aware of any misstatements regarding any industry or market share data, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under "Risk Factors." We cannot guarantee the accuracy or completeness of this data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.

     Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.

     Unless otherwise noted, references to "MARKET SHARES" are based on unit volumes in 2001. As used herein, references to "MAJOR PRODUCT LINES" mean graphite and carbon electrodes and cathodes and flexible graphite.

     The GRAFTECH logo, GRAFCELL(R), eGraf(TM), GRAFOIL(R), GRAFGUARD(R) and GRAFSHIELD(R), are our trademarks and trade names. This Report also contains trademarks and trade names belonging to other parties.

     We maintain a Web site at http://www.ucar.com, our subsidiary Graftech maintains a Web site at HTTP://WWW.GRAFTECH.COM and our High Tech High Temp ("HT2") business unit maintains a Web site at HTTP://WWW.HT2.COM. The information contained on these Web sites is not part of this Report.

ORGANIZATIONAL CHART

         The following chart summarizes our corporate organizational structure following completion of the corporate realignment of our subsidiaries (but without giving effect to any change in the names of our subsidiaries). We completed the realignment of our management and operations in 2001 and expect to complete the realignment of our corporate organizational structure in the 2002 first half.


                         [ORGANIZATION CHART GOES HERE]

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

     We are one of the world's largest manufacturers and providers of high quality natural and synthetic graphite- and carbon-based products and services, offering energy solutions to industry-leading customers worldwide. We manufacture graphite and carbon electrodes and cathodes, used primarily in electric arc furnace steel production and aluminum smelting. We also manufacture other natural and synthetic graphite and carbon products used in, and provide services to, the fuel cell power generation, electronics, semiconductor and transportation markets. We believe that we have the leading market share in all of our major product lines. We have over 100 years of experience in the research and development of graphite and carbon technology, and currently hold numerous patents related to this technology.

     We are a global business, selling our products and engineering and technical services in more than 70 countries. We have 13 manufacturing facilities strategically located in Brazil, Mexico, South Africa, France, Spain, Russia and the U.S., and a planned joint venture manufacturing facility located in China, which, subject to receipt of required Chinese governmental approvals, is expected to commence operations in 2003. Our customers include industry leaders such as Nucor Corporation and Arcelor in steel, Alcoa Inc. and Pechiney in aluminum, Ballard Power Systems in fuel cells, Intel Corporation in electronics, MEMC Electronic Materials in semiconductors and The Boeing Company in transportation.

     In June 1998, we began to implement management changes, which resulted in a new senior management team. Since then, this management team has:

     LOWERED COSTS. We have delivered total recurring annualized run rate cost savings of $132 million by the end of 2001 under a global restructuring and rationalization plan originally announced in September 1998 and completed at the end of 2001. Cost saving achievements include a 15% reduction in our average graphite electrode production cost per metric ton and a 20% reduction in overhead. Cost of sales and overhead savings represent about 70% of the $132 million, with the balance being interest savings. In January 2002, we announced a new major cost savings plan that targets more than $80 million of further total recurring annual cost savings by 2004 (for a three-year cumulative total of $200 million in cost savings under the 2002 plan).

     REDUCED DEBT. From the end of 1998 through 2001, we reduced total debt and other long term obligations by over $200 million, $91 million of which represents the net proceeds from our public offering of common stock in July 2001.

     REALIGNED OUR BUSINESSES TO MAXIMIZE VALUE. In 2001, we realigned our businesses into two new operating divisions, our Graphite Power Systems Division and our Advanced Energy Technology Division. We believe that the realignment will allow each division to develop and implement strategies uniquely designed to maximize the value of its businesses, enter into strategic alliances and identify and implement manufacturing and sales rationalization and cost savings initiatives. We also believe that the realignment will allow us to identify opportunities to improve efficiencies in intellectual property management, global cash management and other corporate services. To reflect our new emphasis on graphite and carbon technology, our new competitive strategy and our new corporate vision, we are requesting our stockholders to approve a change in the name of UCAR to GrafTech International Ltd.

                         GRAPHITE POWER SYSTEMS DIVISION

     Our Graphite Power Systems Division manufactures and delivers high quality graphite and carbon electrodes and cathodes and related services that are key components of the conductive power systems used to produce steel, aluminum and other non-ferrous metals. Graphite electrodes are consumed in the production of steel in electric arc furnaces, the steel making technology used by all "mini-mills." Mini-mills constitute the higher long term growth sector of the steel industry. Our graphite electrodes accounted for about 79% of this division's net sales during 2001. Electrodes act as conductors of electricity in a furnace, generating sufficient heat to melt scrap metal and other raw materials. We believe there is currently no commercially viable substitute for graphite electrodes in electric arc furnaces. Graphite electrodes are also used for refining steel in ladle furnaces and in other smelting processes.

     Carbon electrodes are used in the production of silicon metal, a raw material primarily used in the manufacture of aluminum. Graphite and carbon cathodes are used in aluminum smelting furnaces.

     Because of its strong competitive position, we believe that this division is well positioned to benefit from the expected cyclical recovery in production of steel and other metals.

BUSINESS STRATEGIES

     To maintain our strong competitive position, we have instituted a number of strategic initiatives to improve the cost structure, increase the revenues and maximize the cash flow generated by this division. These strategic initiatives include:

     PURSUING COST SAVINGS. We are focused on continuous cost improvement. We have aggressively reduced our graphite electrode production costs by closing higher cost facilities and redeploying much of that capacity to our larger, lower cost, strategically located facilities. Completed actions include the shutdown of graphite electrode manufacturing capacity in Canada, Germany and the U.S., coupled with incremental expansion of graphite electrode manufacturing capacity in Mexico, South Africa and Spain. As a result of our actions, we have reduced our average graphite electrode production cost per metric ton at the end of 2001 by about 15% since the 1998 fourth quarter. We believe that key actions identified under our 2002 plan will enable us to reduce our average graphite electrode production cost per metric ton by an additional 15% by 2004 as compared to 2001. These actions include:

     o the mothballing of our graphite electrode manufacturing capacity in Caserta, Italy, scheduled for completion during the 2002 first half, combined with the redeployment of much of that capacity to our larger, lower cost graphite electrode manufacturing facilities in Mexico, France and Spain; and

     o the delivery of the balance of the full benefits from the completed closure of our U.S. graphite electrode manufacturing operations.

     We believe that our graphite electrode production cost structure is the lowest of all major producers and that these shutdowns and our other cost reduction activities along with the expansion of our facilities in low cost jurisdictions will further enhance our position as a low cost supplier. In addition, the establishment of our joint venture in China with Jilin will provide us with access to low cost manufacturing capacity for high quality graphite electrodes in Asia for the first time.

     We believe that the barriers to entrants in the graphite and carbon electrode industries are high. There have been no significant entrants since 1950. We estimate that our average capital investment to incrementally increase our annual graphite electrode manufacturing capacity would be less than 10% of the initial investment for "greenfield" capacity. We also believe that production of these materials requires a significant amount of expertise and know-how, which we believe is difficult for entrants to replicate in order to compete effectively.

     LEVERAGING OUR GLOBAL PRESENCE WITH INDUSTRY LEADING CUSTOMERS. Capitalizing on our global leadership position and the continuing consolidation within the steel and other metal industries, we are prioritizing our sales and marketing efforts toward the world's larger global steel and other metal producers. These efforts focus on offering consistently high quality electrodes and technical services on a global basis at competitive prices. We believe that, as a result of these efforts and our diverse geographic locations, we are the producer of graphite electrodes best positioned to serve the global graphite electrode purchasing requirements of these steel producers.

     We believe that this division, which represented 80% of our total net sales in 2001, has the leading market share in its major product lines. We believe that, in 2001, its global market share was:

     o    about 19% in graphite electrodes;

     o    about 28% in carbon electrodes; and

     o    about 18% in graphite and carbon cathodes.

     We are one of only two global producers of graphite and carbon electrodes and cathodes. This division sells its products in every major geographic market. Sales of this division's products outside the U.S. accounted for about 80% of its net sales in 2001. No single customer or group of affiliated customers accounted for more than 6% of our net sales in 2001. We believe that our network of state-of-the-art manufacturing facilities in diverse geographic regions, including Brazil, France, Mexico, Russia, South Africa and Spain, coupled with a planned joint venture manufacturing facility located in China, which is expected to commence operations in 2003, provides us with significant operational flexibility and a significant competitive advantage. Our investments in, among other things, incremental expansion of capacity in lower cost jurisdictions as well as the planned joint venture in China are intended to maintain and enhance this global competitive advantage.

     We have a strategic alliance with Pechiney in the cathode business, which has allied us with the world's recognized leader in aluminum smelting technology and which we believe positions us as the quality leader in the low cost production of high quality graphite cathodes. We believe that our improved graphite cathode technology will enable us to incrementally increase our market share of graphite cathodes sold upon the commencement of operation of the new, more efficient aluminum smelting furnaces that are being built, even as older furnaces are being shut down.

     EXPANDING VALUE-DRIVEN ENTERPRISE SELLING. The electric arc furnace steel production industry has experienced significant consolidation in recent years, and this trend is expected to continue. This consolidation has led to the creation of fewer but larger global producers. We have expanded our sales and marketing efforts directed toward these producers, focused on offering consistently high quality electrodes and technical services on a global basis at competitive prices. We believe that we are the only graphite electrode manufacturer in the world that is positioned to offer a global high quality supply. As a result of these efforts, for example, we believe that we have increased our market share of graphite electrodes sold to the ten largest electric arc furnace steel producers by about 2 percentage points in 2001 as compared to 2000. In 2001, seven of our top ten customers were among the ten largest purchasers of graphite electrodes worldwide. In addition to increased volumes, this shift in our customer base enables us to further optimize production efficiencies and costs.

     We expect that the larger producers will be the survivors of the continuing consolidation and rationalization within the steel industry. As a result, we believe that, in many cases, the larger producers are more creditworthy than smaller producers and that we are able to better manage our exposure for uncollectible trade receivables as we increase the percentage of our total net sales sold to them. Sales of our graphite electrodes to the ten largest electric arc furnace steel producers constituted 31% of our total net sales of graphite electrodes in 2001.

     In addition, our cathode capacity is completely sold out for the 2002 first half and we have booked over 80% of our cathode capacity for the 2002 second half.

     DELIVERING EXCEPTIONAL AND CONSISTENT QUALITY. We believe that we operate the world's premier electrode and cathode research and development laboratories and that our products are among the highest quality available. We have worked diligently in recent years to improve the quality and uniformity of our products on a worldwide basis, providing significant production efficiencies for our customers and the flexibility to source most orders from the facility that optimizes our profitability. We believe that the consistently high quality of our products enables customers to achieve significant production efficiencies, which we believe provides us with an important competitive advantage.

     PROVIDING SUPERIOR TECHNICAL SERVICE. We believe that this division is the recognized industry leader in providing value added technical services to customers. We believe that we have the most extensive technical and customer service organization in our industry, which we use strategically to service key customers to our competitive advantage. We employ about 30 engineers who provide technical services to customers globally in all areas of electric arc and aluminum smelting furnace specification, design and operation. We believe that this division has more technical service engineers located in more countries than any of its competitors. In addition to providing operating and processing technical services, we are frequently called upon to provide advisory services to companies that are commissioning a new electric arc or aluminum smelting furnace. We believe that the attractiveness of the services we can provide while a furnace is being commissioned frequently results in our obtaining these companies as customers for our products.

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

     We have developed a strategic alliance with Pechiney in the cathode business, which includes our relationship with it as a significant customer under a long term supply contract. Our joint venture with Pechiney has allied us with the recognized leader in aluminum smelting technology worldwide.

     To broaden our alliance, in March 2001, we contributed our Brazilian cathode manufacturing operations to Carbone Savoie. Pechiney, the 30% minority owner of Carbone Savoie, contributed approximately $9 million in cash to Carbone Savoie as part of this transaction. The cash contribution is being used to upgrade manufacturing operations in Brazil and France, which is expected to be completed by the end of the 2002 first quarter. Ownership in Carbone Savoie remains 70% by us and 30% by Pechiney. Under our now broadened alliance, Carbone Savoie holds our entire cathode manufacturing capacity, which is about 40,000 metric tons of cathodes annually. With these upgrades, we believe that we will be positioned as the quality leader in the low cost production of graphite cathodes, the preferred technology for deployment in new aluminum smelting furnaces due to their ability to provide substantial improvements in process efficiency.

     We are using Pechiney's smelting technology and our graphite technology and expertise in high temperature industrial applications to develop further improvements in graphite cathodes. Our graphite cathodes are used by Pechiney in its own plants and marketed to its licensees as well as to third parties.

     In April 2001, we entered into a joint venture agreement with Jilin to produce and sell high-quality graphite electrodes in China. We believe that China is the largest market for graphite electrodes in the world, representing about 40% of the world's graphite electrode market. We also believe that China has the fastest growing electric arc furnace steel industry in the world, with estimated average growth at about double the world rates. Jilin is the largest producer of graphite electrodes and other graphite and carbon products in China. It currently produces about 50,000 metric tons of graphite electrodes annually. This joint venture is expected to provide us, for the first time, with access to graphite electrode manufacturing capability in Asia. We believe that our share of the Asian market for graphite electrodes was only about 3% in 2001 as compared to our worldwide market share (excluding the Asian market) of about 24% in 2001. We believe that this low cost facility will provide us with an excellent platform to expand our market share, both in China and the rest of Asia.

     Over the past several decades, the leading electric arc furnace steelmakers have upgraded, and most other steelmakers (including those in China) are upgrading, their furnaces to more modern and efficient ones. These furnaces require larger and higher quality graphite electrodes, typically in diameters of 22 inches and above. Jilin currently makes 22 inch and 24 inch graphite electrodes as well as smaller sizes. Under the joint venture agreement, Jilin has agreed that the new joint venture facility will be its exclusive facility for manufacturing 22 inch and 24 inch ultra high power graphite electrodes. As a result, Jilin will be replacing a portion of its existing production with production by the joint venture.

     The joint venture is expected to:

     o have capacity to manufacture about 20,000 metric tons of graphite electrodes annually;

     o configure its facility so as to be expandable to about 30,000 metric tons;

     o    utilize renovated capacity at Jilin's main facility in Jilin City; and

     o complete additions at another site in Changchun that were begun by Jilin.

     The new joint venture facility is expected to commence operations in 2003. We are contributing $6 million of cash plus technical assistance for a 25% ownership interest in the joint venture. The completion of the parties' capital contributions to the joint venture is subject to the receipt of required Chinese governmental approvals.

     In the 2001 fourth quarter, we entered into a strategic alliance with AMI GE, S.A. de C.V., a Mexican company that is 50%-owned by General Electric Company. AMI GE is a supplier of furnace regulators and other furnace equipment. Based in Mexico, AMI GE is seeking to expand its services globally. Under the alliance, AMI GE will market our technical services to steel producers and others. We believe that the range and quality of our technical services will provide a competitive advantage to AMI GE, and AMI GE will provide us with opportunities to increase sales of our products and services to new and existing customers.

MARKETS AND INDUSTRY OVERVIEW

     We estimate that, in 2001, the worldwide market for graphite and carbon electrodes and cathodes was about $3 billion. These products are sold primarily to customers in the steel, silicon metal, ferronickel, thermal phosphorous, titanium dioxide, aluminum and other metals industries. Customers in these industries are located in all major geographic markets.

     USE OF GRAPHITE ELECTRODES IN ELECTRIC ARC FURNACES. There are two primary technologies for steel making:

     o basic oxygen furnace steel production (sometimes called "INTEGRATED STEEL PRODUCTION"); and

     o    electric arc furnace steel production.

     Electric arc furnace steel makers are called "mini-mills" because of their historically smaller capacity as compared to basic oxygen furnace steel makers and because they historically served more localized markets. Graphite electrodes are used primarily in electric arc furnace steel production. They are also used to refine steel in ladle furnaces and in other smelting processes such as production of titanium dioxide.

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

     Graphite electrodes are currently the only products available that have the high levels of electrical conductivity and the capability of sustaining the high levels of heat generated in an electric arc furnace producing steel. Therefore, graphite electrodes are essential for electric arc furnace steel production. We believe that there are currently no commercially viable substitutes for graphite electrodes in electric arc furnace steel making. We estimate that, on average, the cost of graphite electrodes represents about 3% of the cost of producing steel in a typical electric arc furnace.

     Electric arc furnace steel production has, for many years, been the higher long term growth sector of the steel industry, at an estimated average annual growth rate of 3%. Graphite electrode demand is expected to grow over the long term at an average estimated annual growth rate of about 1% to 2%. There are currently in excess of 2,000 electric arc furnaces operating worldwide. Worldwide electric arc furnace steel production grew from about 90 million metric tons (about 14% of total steel production) in 1970 to about 275 million metric tons (about 33% of total production) in 2001. We estimate that steel makers worldwide added net new electric arc furnace steel production capacity of about 18 million metric tons in 1999, about 13 million metric tons in 2000 and about 11 million metric tons in 2001. We believe that a portion of the new capacity added in the past three years has not yet become operational. We are aware of about 29 million metric tons of announced new electric arc furnace production capacity that is scheduled to be added in 2002 through 2005.

     After an electric arc furnace has been commissioned, the cost and time required to suspend and recommence production due to operational, economic or other factors is relatively low and short as compared to a basic oxygen furnace. As a result, electric arc furnace steel producers are better enabled to reduce and increase production to respond to changes in demand and prices for steel. This ability has resulted in significant fluctuations in electric arc furnace steel production over the past five years, as economic conditions affecting demand for steel have fluctuated. The following table illustrates the growth in electric arc steel production over the past 30 years:

                           WORLDWIDE STEEL PRODUCTION
                            (MILLIONS OF METRIC TONS)



                               [CHART GOES HERE]



Sources: International Iron and Steel Institute and UCAR estimates

We believe that, in a strong recovery from the current global economic downturn, electric arc furnace steel production will rebound significantly.

     RELATIONSHIP BETWEEN GRAPHITE ELECTRODE DEMAND AND ELECTRIC ARC FURNACE STEEL PRODUCTION. We believe that the worldwide growth in electric arc furnace steel production has been due primarily to improvements in the cost effectiveness and operating efficiency of electric arc furnace steel making. We believe that growth has also been due to the fact that, as a result of recent technical advances, electric arc furnace steel makers are capable of producing the majority of the product lines that are produced by basic oxygen furnace steel makers.

     The improved efficiency of electric arc furnaces has resulted in a decrease in the average rate of consumption of graphite electrodes per metric ton of steel produced (called "SPECIFIC CONSUMPTION"). We estimate that specific consumption declined from about 4.3 kilograms of graphite electrodes per metric ton of steel produced in 1990 to about 2.5 kilograms per metric ton in 2000. We believe that, on average, as the costs (relative to the benefits) increase for electric arc furnace steel makers to achieve significant further efficiencies in specific consumption, the decline in specific consumption will continue at a more gradual pace. We further believe that the rate of decline in the future will be impacted by the addition of new electric arc furnace steel making capacity. To the extent that this new capacity replaces old capacity, it has the effect of reducing industry wide specific consumption due to the efficiency of new electric arc furnaces. To the extent that this new capacity increases industry wide electric arc furnace steel production capacity and that capacity is utilized, it creates additional demand for graphite electrodes. While we believe that the rate of decline of specific consumption over the long term has become lower, we believe that there was a slightly more significant decline in 2001 than would otherwise have been the case due to the shutdown of older, less efficient electric arc furnaces due to the severe downturn affecting the steel industry.

     PRODUCTION CAPACITY AND PRICING. Currently, there is one other global manufacturer and about ten other notable regional or local manufacturers of graphite electrodes. There have been no significant entrants in the manufacture of graphite electrodes since 1950.

     The fluctuations in electric arc steel production reflected in the preceding table resulted in corresponding fluctuations in demand for graphite electrodes. Other than in China, for which reliable information is generally not available, we believe that the graphite electrode manufacturing capacity utilization rate was about 86% in 1999, about 93% in 2000 and about 89% in 2001.

     As part of our global restructuring and rationalization plan initiated in September 1998, we closed our graphite electrode manufacturing operations in Canada and Germany and downsized our graphite electrode operations in Russia. This reduced our annual graphite electrode manufacturing capacity by about 30,000 metric tons. In 2000, we re-sourced some of our global manufacturing capacity for graphite electrodes to our other product lines. In response to growing global demand for graphite cathodes from the aluminum industry, we re-sourced our U.S. cathode production to our facility in Brazil and one of our facilities in France. In addition, in connection with the restructuring of our advanced graphite materials business, we transferred the majority of our advanced graphite materials production from our facility in Clarksburg, West Virginia to the same facility in France. As a result, certain equipment previously used in Brazil and France to produce graphite electrodes is now being used to produce graphite cathodes and advanced graphite materials. This reduced our annual graphite electrode manufacturing capacity by about another 15,000 metric tons, to about 230,000 metric tons in 2000 from about 275,000 metric tons in 1998.

     In the 2001 third quarter, we shut down our graphite electrode manufacturing operations in our facilities in Clarksville and Columbia, Tennessee. These operations were our highest cost graphite electrode manufacturing operations. These operations had the capacity to manufacture about 40,000 tons of graphite electrodes annually. We incrementally expanded graphite electrode manufacturing capacity at our facilities in Mexico, South Africa and Spain. After the shutdown and incremental expansion, our total annual graphite electrode manufacturing capacity was reduced from about 230,000 metric tons to about 210,000 metric tons.

     In January 2002, we announced that we intend to mothball our graphite electrode manufacturing operations in our facility in Caserta, Italy. The mothballing is part of our 2002 major cost savings plan. After the shutdown of our operations in Tennessee, these operations are our highest cost graphite electrode manufacturing operations. We expect the mothballing to be completed during the 2002 first half. These operations have the capacity to manufacture about 26,000 tons of graphite electrodes annually. We expect to further incrementally expand graphite electrode manufacturing capacity at our facilities in Mexico, France and Spain over the next twelve months. After the mothballing and incremental expansion, we expect that our total annual graphite electrode manufacturing capacity will remain about 210,000 metric tons.

     We are not aware of any construction of new graphite electrode manufacturing facilities, excluding incremental expansion of existing capacity. Since September 1998, two of our competitors have reduced their annual graphite electrode manufacturing capacity. Their announced reductions total more than 35,000 metric tons.

     We believe that together the capacity reductions by us and our competitors described above represented about 8% of estimated worldwide graphite electrode manufacturing capacity in 1998.

     OUR GRAPHITE ELECTRODE MARKET SHARE. We estimate that about 70% of the electric arc furnace steel makers (other than in Russia and China, for which reliable information is not generally available) and about 78% of the electric arc furnace steel makers in markets where we have manufacturing facilities, purchased all or a portion of their graphite electrodes from us in 2001. We further estimate that we supplied about 39% of all graphite electrodes purchased in markets where we have manufacturing facilities and about 19% worldwide, in each case in 2001. Sales of graphite electrodes in markets where we have manufacturing facilities accounted for about 80% of our net sales of graphite electrodes in 2001. We estimate that the global market for graphite electrodes was about $2.2 billion in 2001.

     We estimate that, in 2001, sales in the U.S. accounted for about 17% of our total net sales of graphite electrodes and that we sold graphite electrodes in over 60 countries, with no other country accounting for more than 12% of our total net sales of graphite electrodes.

     CARBON ELECTRODES. Carbon electrodes are used primarily to produce silicon metal, which is used in the manufacture of aluminum. Carbon electrodes are also used in the production of ferronickel and thermal phosphorous. Carbon electrodes are used and consumed in a manner similar to that of graphite electrodes, although at lower temperatures and with different consumption rates. We believe that demand for carbon electrodes fluctuates based primarily on changes in silicon metal production. We also believe that the silicon metal industry is a relatively stable industry and that silicon metal production is directly impacted by changes in global and regional economic conditions. We estimate that demand for carbon electrodes was about 82,000 metric tons in 1999, about 86,000 metric tons in 2000 and about 69,000 metric tons in 2001.

     We estimate that we sold about 28% of the carbon electrodes in the world in 2001. We estimate that the worldwide market for carbon electrodes was about $120 million in 2001. We are the only manufacturer of carbon electrodes in North America. We are currently restructuring our carbon electrode production to improve profitability.

     CATHODES. Cathodes consist primarily of blocks used as a lining for, and conductors of electricity in, furnaces (called "POTS") used to smelt aluminum. In a typical aluminum smelting furnace operating at a typical rate and efficiency of production, the cathodes must be replaced every 5 to 8 years. As a result of our acquisition of 70% of Carbone Savoie, we are the largest manufacturer of cathodes and are allied with Pechiney, which is one of the world's leading producers of aluminum and the leading supplier of smelting technology to the aluminum industry. We are using Pechiney's smelting technology and our graphite technology and expertise in high temperature industrial applications to develop further improvements in graphite cathodes. We believe that use of graphite cathodes (instead of carbon cathodes) allows a substantial improvement in process efficiency. There are five producers of cathodes in the world.

     We believe that worldwide demand for aluminum will continue to grow over the long term at an average annual rate of about 3%, primarily because of greater use of aluminum by the transportation industry. We also believe that, over the long term, new aluminum smelting furnaces will need to be built to meet the growth in demand. We believe, therefore, that demand for graphite cathodes will continue to grow, both for new smelting furnaces as well as for substitution for carbon cathodes in existing smelting furnaces.

     We estimate that we sold about 18% of the carbon and graphite cathodes sold in the world in 2001. We estimate that the worldwide market for graphite and carbon cathodes was about $425 million in 2001.

MANUFACTURING PROCESSES

     The manufacture of a graphite electrode takes, on average, about two months. Graphite electrodes range in size from three inches to 30 inches in diameter and two feet to nine feet in length and weigh between 20 pounds and 4,800 pounds (2.2 metric tons).

     The manufacture of graphite electrodes involves the six main processes described below:

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

         MACHINING:            After graphitizing, the electrodes are machined
                               to comply with international specifications governing outside diameters, overall lengths and joint details. Tapered sockets are machine-threaded at each end of the electrode to permit the joining of electrodes in columns by means of correspondingly double-tapered machine-threaded graphite nipples (called
                               "PINS").

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

     We generally warrant to our customers that our electrodes and cathodes will meet our specifications. Electrode and cathode returns and replacements have aggregated less than 1% of net sales in each of the last three years. As a result of improvements in the quality of our graphite electrodes, we have reduced returns and replacements of graphite electrodes by about 65% over the past three years.

     We have the capacity to manufacture about 210,000 metric tons of graphite electrodes annually. After the shutdown of our operations in Italy and incremental expansion of capacity in other countries as part of the 2002 plan, we will have about the same capacity. We have the capacity to manufacture about 30,000 metric tons of carbon electrodes annually and about 40,000 metric tons of cathodes annually. The following table sets forth certain information regarding our sales volumes:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                       1999             2000              2001
                                                       ----             ----              ----
                                                                      (Metric tons)
Volume of graphite electrodes sold..............        206,000        217,000          174,000
Volume of carbon electrodes sold................         22,000         23,000           19,000
Volume of cathodes sold.........................         31,000         35,000           33,000


     We have 13 manufacturing facilities located in Brazil, Mexico, South Africa, France, Spain, Russia and the U.S., and a planned joint venture manufacturing facility located in China, which, subject to receipt of required Chinese governmental approvals, is expected to commence operations in mid-2003. Graphite electrodes are manufactured in each of those countries (other than the U.S.). Carbon electrodes are manufactured in the U.S. Cathodes are manufactured in France and Brazil.

     We believe that our multiple fully integrated state-of-the-art electrode and cathode manufacturing facilities in diverse geographic regions provide us with significant operational flexibility. We use robotics and statistical process controls in manufacturing processes and have a total quality control program that involves significant in-house training. We have installed and continue to install and upgrade proprietary process technologies at our electrode and cathode manufacturing facilities. We practice "lean" manufacturing techniques and deploy synchronous manufacturing work processes at most of these facilities. We have developed and installed, and continue to install, J.D. Edwards One World advanced planning and production scheduling capabilities and related software solution for managing our global supply chains. These efforts have improved and continue to improve product quality, waste and inventory minimization in the manufacturing process, efficiency in utilization of manufacturing personnel and equipment, efficiency in customer order processing, manufacturing cycle times, and coordination between production scheduling and forecast sales. We have reduced our average time required to produce a graphite electrode by 19% in 2001 as compared to 2000 and expect to reduce it by a further 12% by 2003 as compared to the end of 2001.

     Through our restructuring and re-engineering projects and plans, we have sought to modularize our graphite electrode and graphite and carbon cathode manufacturing capacity. This enables us to seek to incrementally adjust capacity in use, as well as related costs, to accommodate anticipated changes in sales volume. The advanced planning capabilities that we have developed for our global electrode and cathode manufacturing capacity allow us to seek to optimize, under then current conditions, changes in variables affecting profitability, including variable production costs, changes in currency exchange rates, changes in product mix and plant capacity utilization. In addition, generally we seek to manage our manufacturing operations on a global basis, allocating production among our worldwide manufacturing facilities to minimize the number of products made at each facility and to maximize capacity utilization at as many of our facilities as possible. This enables us to, among other things, seek to minimize our fixed costs per metric ton produced. We also believe that our global manufacturing base helps us to minimize risks associated with dependence on any single economic region.

     We estimate that we have adequate existing permanent graphite and carbon electrode and cathode manufacturing capacity to meet any increased demand over the near term. We believe that our average capital investment to incrementally increase our annual graphite electrode manufacturing capacity would be less than 10% of the initial investment for "greenfield" capacity.

     Major maintenance at our facilities is conducted on an ongoing basis. Manufacturing operations at any facility may be subject to curtailment due to new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies.

INTELLECTUAL PROPERTY

     We own or have obtained licenses to various domestic and foreign patents, patent applications and trademarks related to the products, processes and businesses of this division. These patents expire at various times over the next 16 years. These patents and patent applications, in the aggregate, are important to this division's competitive position and growth opportunities.

     The tradename and trademark UCAR are owned by Union Carbide Corporation (which has been acquired by Dow Chemical Company) and licensed to us on a royalty-free basis under a license expiring in 2015. This license automatically renews for successive ten-year periods. It permits non-renewal by Union Carbide commencing after the first ten-year renewal period upon five years' notice of non-renewal. The tradename and trademark CARBONE SAVOIE are owned by Carbone Savoie and used in connection with cathodes manufactured by it. It is a registered trademark in Europe.

     We have know-how and proprietary information that is important to this division's competitive position and growth opportunities. We seek to protect our know-how and proprietary information, as we believe appropriate, through written confidentiality and restricted use agreements with employees, consultants and others and through various operating and other procedures.

     We cannot assure you that protection for our intellectual property under our patents and our measures to protect know-how and proprietary information will be effective or that our use of intellectual property does not infringe the rights of others.

RESEARCH AND DEVELOPMENT

     We have two dedicated technology centers, one in Parma, Ohio, which is used by both of our divisions, and the other in France, which is used by Carbone Savoie. Past developments by us include larger and stronger electrodes, new chemical additives to enhance raw materials used in the manufacture of graphite electrodes and cold pastes with reduced environmental impact for use with cathodes. We have received recognition for the high quality of our products under several programs around the world and have been awarded preferred or certified supplier status by many major steel and other manufacturing companies. In 2001, we received an award from Alcoa for "Best Supplier" in South America. Alcoa has ordered from us 100% of its requirements for cathodes in South America for 2002.

     Two areas of current focus by this division are further quality improvements in supersize graphite electrodes and in graphite cathodes. Supersize electrodes are used in the modern high-powered, larger electric arc furnaces that constitute the majority of newly built furnaces. Graphite cathodes can be used instead of carbon cathodes in smelting aluminum. Use of graphite cathodes allows for substantial improvements in process efficiency. We believe that the market for supersize graphite electrodes and graphite cathodes represent growth sectors of the graphite electrode and cathode businesses. There are about five other manufacturers of supersize graphite electrodes and two other manufacturers of graphite cathodes in the world.

SALES AND CUSTOMER SERVICE

     This division sells products in every major geographic market through its direct sales force, whose members are trained and experienced with our products. Its direct sales force operates from about 17 sales offices located in the U.S., Europe and other markets. This division also sells products through independent sales agents and distributors.

     We have a strong commitment to provide a high level of technical service to customers and this division has customer technical service personnel based in the U.S., Europe and other markets. This division assists its customers to maximize their production and minimize their costs. It employs about 30 engineers to provide technical services to customers globally in, among other things, all areas of electric arc furnace design and operation, electrode specification and use and related matters. This technical service includes periodically monitoring certain customers' electric arc furnace efficiency levels. We believe that this division has more technical service engineers located in more countries than any of its competitors.

     This division's sales and service groups include those dedicated to cathodes who are employed by Carbone Savoie. Carbone Savoie's sales and service groups work closely with those of Pechiney to maximize use of their respective products and technologies.

RAW MATERIALS AND SUPPLIERS

     The primary raw materials for electrodes and cathodes are engineered by-products and residues of the petroleum and coal industries. We use these raw materials because of their high carbon content. The primary raw materials for graphite electrodes and graphite cathodes are calcined petroleum cokes (needle coke for electrodes and regular grade cokes for cathodes), coal tar pitch and petroleum pitch. The primary raw materials for carbon electrodes and carbon cathodes are calcined anthracite coal and coal tar pitch and, in some instances, a petroleum coke-based material.

     Typically, we purchase the raw materials for this division from a variety of sources, under short term contracts or on the spot market, in each case at fluctuating prices. We believe that adequate supplies of these raw materials are available at market prices. We purchase the majority of our petroleum coke from Conoco. Since the beginning of 2001, these purchases have been made pursuant to a seven year supply agreement. In addition, in 2001, we shut down our coal calcining operations primarily because we entered into a five-year agreement to purchase calcined coal from a third party at a lower net effective cost than we could produce it for ourselves. These agreements contain customary terms and conditions. We believe that the quality and cost of this division's raw materials on the whole is competitive with or better than those available to its major competitors and that, under current conditions, this division's raw materials are available in adequate quantities. Since electrodes and cathodes use the same primary raw materials, we believe that we are able to purchase these raw materials on a more cost efficient basis than some of this division's competitors with more limited product lines and production volumes. Electric power or natural gas used in manufacturing processes is purchased from local suppliers under short-term contracts or in the spot market.

DISTRIBUTION

     Our graphite electrode customers generally seek to negotiate prices and anticipated volumes on an annual basis. Our customers then generally place orders for graphite electrodes three to six months prior to the specified delivery date. Such orders are cancelable by the customer. Therefore, we manufacture graphite electrodes and seek to manage graphite electrode inventory levels to meet rolling sales forecasts. We generally seek to maintain an appropriately low level of finished graphite electrode inventories, taking into account these factors and the length of graphite electrode manufacturing cycles. Other electrode and cathode products are generally manufactured or fabricated to meet customer orders. Accordingly, inventory levels will vary with demand for these finished products. Recently, we have entered into long term supply contracts with purchasers of our carbon electrodes. We may, from time to time in the future, enter into long term supply contracts with purchasers of our other products.

     Finished products are generally stored at our manufacturing facilities. We ship our finished products to customers primarily by truck and ship, using "just in time" techniques where practical.

     Proximity of manufacturing facilities to customers can provide a competitive advantage in terms of cost of delivery of electrodes and cathodes. The significance of these costs is affected by fluctuations in exchange rates, methods of shipment, import duties and whether the manufacturing facilities are located in the same economic trading region as the customer. We believe that we are generally better positioned globally in terms of such proximity than our major competitors to supply graphite electrodes and graphite and carbon cathodes.

COMPETITION

     Competition in the graphite and carbon electrode and cathode business is based primarily on price, product quality and customer service.

     There is one other global manufacturer and about ten other notable regional or local manufacturers of graphite electrodes, including SGL Carbon AG (whose plants are located in North America and Europe), The Carbide/Graphite Group, Inc. (whose plants are located in the U.S.) and four manufacturers in Japan (one of whom, Showa Denko Carbon, Inc., has a plant located in the U.S.).

     The downturn in global and regional economic conditions and the antitrust investigations, lawsuits and claims are having an impact on the graphite electrode industry. We believe that, at a minimum these impacts include increased price competition and increased debt or cost burdens, or both, for most manufacturers in the industry. In December 1998, the U.S. subsidiary of SGL Carbon AG filed for protection under the U.S. Bankruptcy Code. This proceeding was dismissed in March 2000 on the grounds that it was not commenced in good faith. In October 2001, Carbide/Graphite Group filed for protection under the U.S. Bankruptcy Code. It is possible that other competitors could make similar bankruptcy filings. It is also possible that, as a result of these bankruptcy filings or increased debt or costs, one or more of our competitors could divest graphite electrode manufacturing facilities. This could increase the number or change the capabilities of our competitors. It is not uncommon for companies subject to bankruptcy filings to enjoy, at least temporarily, a cost advantage as compared to their competitors. This advantage enables them to compete more aggressively on price.

     In addition to the external circumstances described above, our competitive position could be impacted by internal circumstances. These include decisions by us with respect to increasing prices or maintaining profit margins rather than market share or with respect to other competitive or market strategies.

     All of the circumstances described above could adversely affect our market share or results of operations. They could also affect our ability to institute price increases or compel us to reduce prices or increase spending on research and development or marketing and sales, all of which could adversely affect us.

     There are two significant manufacturers of carbon electrodes in the world. We believe that we are the largest and SGL Carbon is the second largest.

     There are six manufacturers of cathodes in the world. We believe that we are the largest and SGL Carbon is the second largest.

     The manufacture of high quality graphite and carbon products is a mature, capital intensive business that requires extensive process know-how regarding working with various raw materials and with raw material suppliers, furnace manufacturers and steel, aluminum or other metal producers or other end users (including working on the specific applications for finished products). It also requires high quality raw material sources and a developed energy supply infrastructure. There have been no significant entrants in the manufacture of graphite electrodes since 1950. We believe that it is unlikely that new "greenfield" graphite electrode manufacturing facilities will be built during the next several years due to, among other things, the relatively high cost of building a new facility and the need for extensive manufacturing process know-how.

                      ADVANCED ENERGY TECHNOLOGY DIVISION

     Our Advanced Energy Technology Division develops, manufactures and sells high quality, highly engineered natural and synthetic graphite- and carbon-based energy technologies, products and services for both established and high-growth-potential markets. We currently sell these products primarily to the transportation, chemical, petrochemical, fuel cell power generation and electronic thermal management markets. In addition, we provide cost effective technical services to a broad range of markets and license our proprietary technology in markets where we do not anticipate engaging in manufacturing ourselves. We believe that this division will be successful because of our patented and proprietary technologies related to graphite and carbon materials science and our processing and manufacturing technology.

     Natural graphite-based products, including flexible graphite, are developed and manufactured by our subsidiary, Graftech. We are the world's leading manufacturer of natural graphite-based products, including flexible graphite. Flexible graphite is an excellent gasket and sealing material that to date has been used primarily in high temperature and corrosive environments in the automotive, chemical and petrochemical markets. Advanced flexible graphite can be used in the production of materials, components and products for proton exchange membrane ("PEM") fuel cells and fuel cell systems, electronic thermal management applications, industrial thermal management applications, and battery and supercapacitor power storage applications. Our synthetic graphite- and carbon-based products are developed and manufactured by our Advanced Graphite Materials (formerly known as our graphite specialties business) and Advanced Carbon Materials business units, respectively. Their products range from established products, such as graphite and carbon refractories, graphite molds and rocket nozzles and cones, to new carbon composites used in fuel cell power generation and electronic thermal management markets. Our technology licensing and technical services are marketed and sold by our HT2 business unit.

BUSINESS STRATEGIES

     We are focused on leveraging our strengths to build the value of this division through the development and commercialization of proprietary technologies into high-growth-potential markets. These strengths include:

     o    developing intellectual property;

     o developing and commercializing prototype and next generation products and services; and

     o establishing strategic alliances with leading customers and suppliers as well as key technology focused companies.

     We seek to identify technologies where this division's products and services offer advantages in performance or cost as compared to competitive technologies, materials, products or services.

     DEVELOPING INTELLECTUAL PROPERTY. Development of intellectual property is an integral part of our corporate philosophy, and we aggressively seek worldwide patent coverage for our technical innovations. We filed about 34 U.S. patent applications in 2001 and expect to file an additional 40 U.S. patent applications in 2002.

     We believe that our proprietary technology, experience, know-how and other intellectual property give us a competitive advantage in the development of graphite-based products. At our technology center located in Parma, Ohio, at our five manufacturing facilities engaged in the business of this division and at the facilities of our strategic partners, we conduct a focused technology development program to enable us to provide new technologies, products and services, expand and develop existing products and services and develop cost effective manufacturing processes. We believe that our facility in Parma is the premier facility for the development of graphite and carbon products and technologies. We also operate a state-of-the-art testing facility capable of conducting physical and analytical testing to develop natural and synthetic graphite and carbon products and process technology.

     DEVELOPING AND COMMERCIALIZING PROTOTYPE AND NEXT GENERATION PRODUCTS AND SERVICES. This division is currently focusing its technology development efforts in the following key areas:

     o materials and components for proton exchange membrane fuel cells and fuel cell systems, including flow field plates and gas diffusion layers, for the fuel cell power generation market;

     o electronic thermal management products, including thermal interface products, heat spreaders, heat sinks and heat pipes, for computer, communications, industrial, military, office equipment and automotive electronic applications;

     o fire retardant products for transportation applications and building and construction materials applications;

     o industrial thermal management products for direct solidification, semiconductor, heat treating and other high temperature process applications; and

     o conductive products for battery and supercapacitor power storage applications.

     We use a highly disciplined stage gate process for selecting product and service opportunities to be developed into commercial businesses.

     In December 2000, we introduced and began selling our new line of eGraf(TM) thermal management products designed to aid the cooling of chip sets and other heat generating components in computers, communications equipment and other electronic devices. In December 2001, we announced the development of our new, advanced eGraf(TM) HiTherm series of thermal interface products designed to provide lower thermal resistance and superior thermal conductivity. We expect these products to become commercially available in the 2002 second quarter.

     ESTABLISHING STRATEGIC ALLIANCES WITH CUSTOMERS, SUPPLIERS AND OTHER THIRD PARTIES. We intend to accelerate the development and commercialization of proprietary technologies into high-growth-potential markets through strategic alliances in the form of collaborations, joint ventures, licensing, supply or other arrangements that leverage our strengths. Since December 2000, this division has entered into strategic alliances with Ballard Power Systems, the world's leader in fuel cell development, and leading chip makers in electronic thermal management. This division has also entered into a strategic alliance with Conoco Inc. for carbon fiber technology and manufacturing facilities.

     BALLARD POWER SYSTEMS. We have been working with Ballard Power Systems since 1992 on developing natural graphite-based materials for use in Ballard Power Systems fuel cells. We expect significant growth from this opportunity in the second half of this decade. Advances in fuel cell technology, growth in worldwide power demand and deregulation of power utilities as well as environmental problems created from other sources of energy are driving the market. Potential fuel cell applications include transportation, stationary and portable applications.

     Ballard Power Systems is the world leader in developing zero-emission fuel cells known as proton exchange membrane fuel cells, including direct methanol fuel cells. Eleven out of the fourteen prototype fuel cell vehicles in the California Fuel Cell Partnership are powered by Ballard Power Systems fuel cells, including the FC5 developed by Ford Motor Company and the NECAR 4A, Jeep Commander and, most recently, NECAR 5 developed by DaimlerChrysler. In 2001, the California Air Resource Board reiterated its mandate that, between the years of 2003 and 2008, a minimum of 10% of the vehicles sold in California meet low or zero-emission vehicle standards.

     In 1999, we entered into a collaboration agreement with Ballard Power Systems to coordinate our respective research and development efforts on flow field plates and a supply agreement for flexible graphite materials. In 2000, Ballard Power Systems launched its Mark 900 proton exchange membrane fuel cell stack and announced that it was the foundation for Ballard Power Systems fuel cells for transportation, stationary and portable applications. The flow field plates used in the Mark 900 are made from our GRAFCELL(R) advanced flexible graphite products.

     In October 2001, Ballard Power Systems launched its most advanced fuel cell platform to date, the Mark 902. GRAFCELL(R) advanced flexible graphite is a strategic material for the Mark 902. Building upon the Mark 900, the advantages of the Mark 902 include lower cost, improved design for volume manufacturing, improved reliability, higher power density and enhanced compatibility with customer system requirements. The unit cell design of the Mark 902 allows scalable combinations to achieve a variety of power outputs ranging from 10 kilowatt to 300 kilowatt and is designed to allow configuration for stationary and transportation applications. Ballard Power Systems reported that the Mark 902 will power the DaimlerChrysler ten-city European Union bus program scheduled for 2002 and 2003.

     GRAFCELL(R) advanced flexible graphite will also be included in the Cdn. $34.5 million sale by Ballard Power Systems of Mark 900 series fuel cells to Ford, the largest single fuel cell stack order in the industry to date. It will also be included in the Cdn. $25.9 million sale by Ballard Power Systems of fuel cells to Honda Motor Co. Ltd. GRAFCELL(R) advanced flexible graphite is included in Ballard Power Systems' 60 kilowatts engineering prototype stationary fuel cell power generator that incorporates the Mark 900 architecture. We believe that there may be additional opportunities, beyond the fuel cell stack, to participate in heat management systems for the entire fuel cell system as a result of Ballard Power Systems' acquisition of Ecostar Electric Drive Systems LLC and XCELLSIS GmbH.

     In June 2001, our subsidiary, Graftech, entered into a new exclusive development and collaboration agreement and a new exclusive long term supply agreement with Ballard Power Systems, which significantly expand the scope and term of the 1999 agreements. In addition, Ballard Power Systems became a strategic investor in Graftech, investing $5 million in shares of Ballard Power Systems common stock for a 2.5% equity ownership interest, to support the development and commercialization of natural graphite-based materials and components for proton exchange membrane fuel cells. As an investor in Graftech, Ballard Power Systems has rights of first refusal with respect to certain equity ownership transactions, tag along and drag along rights, and preemptive and other rights to acquire additional equity ownership under certain limited circumstances.

     The scope of the new exclusive development and collaboration agreement includes natural graphite-based materials and components, including flow field plates and gas diffusion layers, for use in proton exchange membrane fuel cells and fuel cell systems for transportation, stationary and portable applications. The initial term of this agreement extends through 2011. As part of this agreement, Graftech has agreed to develop and manufacture prototype graphitic materials and components and provide early stage testing of these prototypes in an on-site fuel cell testing center. Under the new supply agreement, Graftech be the exclusive manufacturer and supplier of natural graphite-based materials for Ballard Power Systems fuel cells and fuel cell systems. Graftech will also be the exclusive manufacturer of natural graphite-based components, other than those components Ballard Power Systems manufactures for itself. The initial term of this agreement, which contains customary terms and conditions, extends through 2016. We have the right to manufacture and sell, after agreed upon release dates, natural graphite-based materials and components for use in proton exchange membrane fuel cells to other parties in the fuel cell industry. In connection with the manufacture and sale of components, Ballard Power Systems will grant Graftech a royalty-bearing license for related manufacturing process technology.

     CONOCO. We have developed a strategic relationship with Conoco. In December 2000, we entered into a license and technical services agreement with Conoco to license our proprietary technology for use at the carbon fiber manufacturing facility that Conoco is building in Ponca City, Oklahoma. We also will continue to provide a wide variety of technical services to Conoco. Under a separate manufacturing tolling agreement entered into in February 2001, we are providing manufacturing services to Conoco at our facility in Clarksburg, West Virginia for carbon fibers. Under the three-year manufacturing tolling agreement, we are using raw materials provided by Conoco to manufacture carbon fibers. Conoco's new carbon fiber technology could be used in portable power applications, such as batteries for personal computers and cell phones, as well as a wide range of other electronic devices and automotive applications.

     OTHERS. In July 2001, Graftech entered into a thermal design joint development agreement with Menova Engineering Inc. relating to the design and development of thermal components and heat solution products for the computer and communications industries using eGraf(TM) thermal management products. Menova will work exclusively with Graftech in the design and testing of new, graphite-based thermal solutions. In May 2001, Graftech also entered into a product manufacturing services agreement with JBC Seals, Packing & Kits Inc., which expands Graftech's ability to produce high volume, custom eGraf(TM) thermal interface and other electronic thermal management products.

     In the 2001 second quarter, Graftech entered into a joint development program with a leading chip manufacturer to introduce thermal interface products for the next generation hand-held and portable devices.

     SETTING AND ACHIEVING MILESTONES. We believe that success at commercializing proprietary technologies and services into high-growth-potential markets is dependent upon this division's ability to aggressively set and consistently achieve its own milestones and the milestones set by its strategic partners and customers. These milestones are established to allocate resources and to be leading indicators of progress toward this division's strategic goal. This division's milestones for 2002 include targets for revenue growth, intellectual property development and protection, expansion of strategic alliances, and new prototype and next generation product development.

MARKETS AND INDUSTRY OVERVIEW

     We currently sell natural and synthetic graphite- and carbon-based products to the transportation, fuel cell power generation, electronics and other markets. We are currently one of the largest producers of flexible graphite for use in the automotive, chemical and petrochemical markets. We also produce extruded and molded synthetic graphite products for use in products in transportation and other markets and natural graphite-based products for use in the fuel cell power generation and electronics markets.

     For the fuel cell power generation market, we are developing materials and components for proton exchange membrane fuel cells and fuel cell systems, including flow field plates and gas diffusion layers. For the electronic thermal management market, we are developing and selling thermal interface products and developing and introducing prototype and next generation heat spreaders, heat sinks and heat pipes for computer, communications, industrial, military, office equipment and automotive electronic applications. Other identified markets include: fire retardant products for transportation applications and building and construction materials applications; industrial thermal management products for direct solidification, semiconductor, heat treating and other high temperature process applications; and conductive products for battery and supercapacitor power storage applications.

     FUEL CELL POWER GENERATION. Fuel cells were invented in 1839 and were first used in practical applications in the 1960s in the Gemini and Apollo space programs to provide electricity aboard spacecrafts. Fuel cells efficiently convert fuel to electricity. Recently, the potential for pollution free power has been the major driver behind the development of fuel cell technology for transportation, stationary and portable applications.

     A fuel cell is an environmentally clean power generator, which combines hydrogen (which can be obtained from a variety of sources such as methanol, natural gas and other fuels) with oxygen (from air, not necessarily pure) to produce electricity through an electrochemical process without combustion. The only by-products from this process are water and heat. We believe that proton exchange membrane fuel cells have emerged as the leading fuel cell technology because they offer high power density, reduced weight, lower costs and improved performance relative to alternative fuel cell technologies. Proton exchange membrane fuel cells have the potential for use as replacements for existing power generation systems in the following applications:

     o power generation for transportation applications, including automobiles, buses and other vehicles;

     o stationary power generation applications for residences, commercial buildings and industrial operations; and

     o    portable power generators for equipment and electronic devices.

     TRANSPORTATION MARKET. Currently, manufacturers of automobiles, buses and other vehicles are searching for a viable alternative to the internal combustion engine. Proton exchange membrane fuel cells have the potential to provide the power of an internal combustion engine, to reduce or eliminate polluting emissions, and to lower vehicle operating costs through higher fuel efficiency and lower maintenance costs. The use of fuel cells in the U.S. in light vehicles for transportation applications has been projected by Frost & Sullivan to reach
2.6 million vehicles by 2010.

     We believe, based on statements by Ballard Power Systems' customers and other automobile manufacturers, that initial commercial sales of proton exchange membrane fuel cells for use in automobiles will occur sometime in 2003 to 2005. We also believe that there are significant market opportunities for proton exchange membrane fuel cell vehicles and that the strength of these markets will be supported by regulatory pressures for cleaner, lower-emission vehicles. Commercial sales are expected to begin with bus applications in 2002 to 2003. We estimate that, in 2000, global production of automobiles and light vehicles was about 55 million units. In January 2002, the Bush administration launched a new program called Freedom Cooperative Automotive Research aimed at spurring the growth of hydrogen fuel cells for the next generation of cars and trucks. In March 2002, Honda Motor Co. Ltd. announced that it intends to begin selling a limited number of fuel cell vehicles to fleet customers in 2003.

     STATIONARY POWER MARKET. Fuel cells may be a potential replacement for residential, commercial and industrial stationary electric power applications. Increases in demand are expected to be driven by increasing adoption by the U.S. and other countries of new digital and communications systems and infrastructures, industrialization of developing nations, expanding worldwide economies, population growth and per capital income growth. Commercial sales are expected to begin with residential and general stationary systems in 2003. According to the U.S. Department of Energy, sales of electric power and electric power equipment in the U.S. in 1999 were about $217 billion.

     We believe that power quality and reliability will become increasingly important factors for customers involved with all aspects of technology and communications applications and that distributed generation technologies such as fuel cells will be favored due to their ability to deliver high quality, reliable power. We believe that expansion of the existing electric power infrastructure may not reliably meet the growth in demand for electric power. Not only is there a shortage of generating assets in some areas, but recent experience suggests that an aging transmission and distribution grid is not keeping pace with the growth in demand, resulting in bottlenecks and load pockets. Increasing the existing and aging infrastructure to meet capacity requirements is expected to be capital intensive and time consuming, and may be restricted by environmental concerns. We believe that fuel cells offer a solution for overcoming many of these obstacles because they provide energy, in the form of heat and electric power, at the point of demand rather than relying on large, capital-intensive central generation facilities.

     PORTABLE POWER MARKET. Portable power markets include products for construction, marine and industrial applications as well as for a wide variety of consumer products. The fastest growing segment is expected to be portable electronic devices, including laptop computers, cell phones and handheld devices. Commercial sales are expected to begin with small portable system applications in 2002 to 2003.

     Fuel cells may be a potential replacement for power needs currently served by rechargeable and nonrechargeable batteries in many portable electronic devices. According to Allied Business Intelligence, Inc., over 40 billion batteries are produced worldwide each year, including rechargeable and nonrechargeable batteries. In 1999, according to Allied Business Intelligence, Inc., the global rechargeable battery market was estimated to be about $4 billion alone, with annual growth rates approaching 16%.

     ELECTRONIC THERMAL MANAGEMENT. As electronics manufacturers develop highly advanced integrated circuits, processing chips and power supplies, their ability to dissipate heat is constrained by the limitations of current thermal management products and technology. We are developing and introducing high quality, highly engineered products, designs and solutions for thermal management in computer communications, industrial, military, office equipment and automotive electronic applications.

     We are developing thermal interface products, heat sinks, heat spreaders and heat pipe products. Thermal interface products are those products that reside between the chip set or other heat generating device and the remaining components in the heat dissipation system. Heat sinks are finned devices that dissipate heat into the surrounding environment either through being mounted on processors or elsewhere in the electronic enclosure. Heat spreaders are engineered plates that move heat from hot spots, such as processor chips, to desired locations for dissipation into the external environment. Heat pipes are also devices that move heat, through a tube, from heat sources to the edge of the device where the heat can be dissipated into the environment.

     We expect that our products' superior ability to manage heat will allow engineers to redesign electronics to reduce cost, size and weight while improving performance. Our products offer many advantages over competitive products, such as copper or aluminum, in the market for mobile communications and other electronic devices. These advantages include our products':

     o    excellent ability to conduct heat;

     o    mechanical and thermal stability;

     o    lightweight, compressible and conformable nature;

     o    cost competitiveness; and

     o    ease of handling.

     We believe that the thermal component market for computer, communication, industrial, military, office equipment and automotive electronic applications was about $3.25 billion in 2000. We are targeting:

     o thermal interface products, with a projected market of about $400 million in annual sales by 2005 and an annual growth rate of about 17% through 2005;

     o heat sink products, with a projected market of about $850 million in annual sales by 2005 and an annual growth rate of about 10% through 2005; and

     o heat spreader and heat pipe products, with a projected market of about $585 million in annual sales by 2005 and an annual growth rate of about 20% through 2005,

in each case as projected by Business Communications Company, Inc.

     FIRE RETARDANT PRODUCTS FOR TRANSPORTATION APPLICATIONS AND BUILDING AND CONSTRUCTION MATERIALS APPLICATIONS. Our GRAFGUARD(R) expandable graphite flake is a fire retardant additive for materials that require improved fire protection characteristics, including wood products, foam, plastics and other construction and building materials. Expandable graphite can be used to improve the performance of traditional fire retardant additives, including phosphates, halogens and nitrogen compounds. We believe that the growing use of expandable graphite will be driven by increasingly stringent performance requirements for fire retardant materials. According to SRI Consulting, the worldwide market for flame retardants in 1998 was about $2.1 billion and the market is expected to grow at an average annual rate of about 3.5% through 2003.

     INDUSTRIAL THERMAL MANAGEMENT PRODUCTS FOR HIGH TEMPERATURE PROCESS APPLICATIONS. We believe that industrial thermal management products for high temperature processing was nearly a $600 million market worldwide in 2001. We intend to target the high temperature processing market segment and the direct solidification component (metallurgical high temperature processing) segment of this market. We believe that our engineered graphite products can provide superior heat management solutions for insulation packages, induction furnaces, high temperature vacuum furnaces and direct solidification furnaces.

     CONDUCTIVE PRODUCTS FOR BATTERY AND SUPERCAPACITOR POWER STORAGE APPLICATIONS. We have modified the performance characteristics of our natural graphite materials to provide solutions for conductive products for battery and supercapacitor power storage applications.

     According to Allied Business Intelligence, Inc., over 40 billion batteries are produced worldwide each year, including rechargeable and nonrechargeable batteries. In addition, according to Allied Business Intelligence, Inc., the global rechargeable battery market was about $4 billion in 1999, with annual growth rates approaching 16%. Rechargeable lithium-ion batteries are used in a growing number of portable electronics applications, including laptop computers and cell phones. Lithium-ion batteries can store more power and be recharged more times than other battery technologies. Graphite powders are a critical component of alkaline and lithium-ion batteries since they provide the electrical conductivity necessary to optimize battery performance.

     We believe that the emergence of supercapacitors is based on the need for energy storage devices in the electronics industry. Capacitors have been used for many years in electrical circuits to store small amounts of charge and regulate the flow of current. Supercapacitors are now being developed that can store thousands of times more power in a smaller space, and can be recharged hundreds of thousands of times.

     We believe that natural graphite can perform better than synthetic graphite in alkaline and lithium-ion batteries and that it may also prove useful as a highly conductive component of supercapacitors. As a result, we believe that the lithium-ion battery and supercapacitor markets offer high growth opportunities for our products.

PRODUCTS AND SERVICES

     This division currently produces a wide variety of natural and synthetic graphite- and carbon-based products, including:

     o synthetic graphite-based products, including molded and extruded graphite products;

     o natural graphite-based products, including expandable graphite, flexible graphite and advanced flexible graphite products; and

     o    graphite and carbon refractories.

     The versatility of this division's proprietary processes and equipment enables it to modify its synthetic and natural graphite-based products to meet a variety of customer specifications. This division works with its customers to develop technologically advanced solutions, utilizing its knowledge and expertise in the production of these products. This division also provides technology licensing and technical services.

     SYNTHETIC GRAPHITE. We use a variety of proprietary processes to convert petroleum coke into primary and machined graphite specialty products, including molded or extruded graphite products. We market our molded and extruded specialty products in a wide range of grades. Synthetic graphite is used in a wide variety of markets, primarily the transportation markets.

     EXPANDABLE GRAPHITE. We use a proprietary process to convert natural graphite flake into expandable graphite. During this process, we can manufacture expandable graphite with a number of specific properties. For example, by changing expandable graphite's sensitivity to temperature, modifying its particle size and giving it long term stability, we created GRAFGUARD(R) graphite flake for use in fire retardant applications. The expansion property of our GRAFGUARD(R) graphite flake is the basis for its use in a growing number of fire retardant applications.

     FLEXIBLE GRAPHITE. We produce flexible graphite from expandable graphite flake, and can further fabricate the flexible graphite into a variety of sheet, laminate and tape products. Flexible graphite is lightweight, conformable, temperature-resistant and inert to most chemicals. Due to these characteristics, it is an excellent sealing material that to date has been used primarily in high temperature and corrosive environments in the automotive, chemical and petrochemical industries. For example, automotive applications for our flexible graphite products include head gaskets and exhaust gaskets as well as engine and exhaust heat shields. We market our flexible graphite products under the GRAFOIL(R) name.

     In December 2000, we introduced our new line of eGraf(TM) thermal management products designed to aid the cooling of chip sets and other heat generating components in computers, communications equipment and other electronic devices. We can provide custom or off-the-shelf thermal interface products, heat sinks, heat spreaders and heat pipes and sophisticated thermal solutions for cooling complex devices. Our new product line offers advantages for portable electronic devices over competitive products such as copper, aluminum and other current thermal interface materials. These advantages include our new products' excellent ability to conduct heat, their mechanical and thermal stability, their lightweight, compressible and conformable nature, their cost competitiveness, and their ease of handling.

     ADVANCED FLEXIBLE GRAPHITE. We produce advanced flexible graphite by subjecting expandable or flexible graphite to additional proprietary processing. These additional processing steps alter the properties and characteristics of the graphite to make materials with modified electrical, thermal and strength characteristics. Advanced flexible graphite can be used in the production of materials, components and products for proton exchange membrane fuel cells and fuel cell systems, electronic thermal management applications, industrial thermal management applications and battery and supercapacitor power storage applications. We market our advanced flexible graphite products under the GRAFCELL(R) name for fuel cell applications and under the GRAFSHIELD(R) name for high temperature industrial furnace applications.

     In December 2001, we announced the development of our new, advanced eGraf(TM) HiTherm series of thermal interface products designed to provide lower thermal resistance and superior thermal conductivity. We expect these products to become commercially available in the 2002 second quarter. Tests on the new product series conducted by us, and confirmed by customers such as IBM Corporation and Intel, indicate about a 40% improvement in thermal conductivity and a 45% reduction in thermal resistance as compared to the earlier eGraf(TM) thermal interface product lines.

     GRAPHITE AND CARBON REFRACTORIES. We produce a wide variety of graphite and carbon refractory grade brick for chemical industry tank and reactor lining and blast furnace and submerged arc furnace hearth wall applications. Our hot pressed brick manufacturing capability is located at our facility in Lawrenceburg, Tennessee. Carbon brick, used primarily in blast furnace and submerged arc furnace hearth walls, is one of the established standards for North American blast furnace hearth walls. Our semi-graphite brick is used where higher conductivity is required or when additional abrasion resistance is desired. Carbon brick is also widely used in the chemical industry for tank and reactor linings because it has excellent resistance to corrosion and abrasion. Hot pressed bricks are made in a multitude of standard shapes and sizes, and can also be cut to custom sizes.

     Carbon refractory blocks are manufactured in our facility in Columbia, Tennessee. The largest application for these carbon refractory blocks is hearth bottom pads in blast furnaces and submerged arc furnaces, for which they are machined to shape and assembled in a variety of designs. Our facility is also capable of providing special shapes (such as sidewall blocks, tap blocks, tuyere surrounds and runner liners) for blast furnaces, submerged arc furnaces and cupola furnaces.

     Graphite refractory grade brick is used primarily for its high thermal conductivity and the ease with which it can be machined to large or complex shapes. Common applications in blast furnace and submerged arc furnaces are cooling courses in the hearth bottoms for heat distribution and removal, backup linings in hearth walls for improved heat transfer and safety, and lintels over copper cooling plates where a single brick cannot span the cooling plate.

HT2 AND OUR TECHNOLOGY LICENSING TECHNICAL SERVICES

     We have over 100 years of product and process technology and know-how in a wide range of carbon and graphite industries. This division offers, through licensing contracts, rights to use our intellectual property to other firms developing or manufacturing products. This division also provides, through service supply contracts, research and development services, extensive product testing services, and graphite and carbon process and product technology information services to customers, suppliers and universities to assist in their development of new or improved process and product technology. In 2000, we entered into an agreement with Conoco for carbon fiber technology and manufacturing services. We are a leader in the development of carbon and graphite technology, including high temperature processing technology. To realize the value of this technology outside of this division's product lines, we launched our new HT2 technology licensing and services business unit in 2001. This business unit provides cost-effective technical services for a broad range of markets and licenses our proprietary technology for a broad range of applications.

     In the 2001 third quarter, our HT2 business unit launched its information and services web site: www.HT2.com. This web site offers technology solutions and technical services built on our extensive expertise in high temperature production and carbon technology to a broad range of customers. The web site includes technical papers on graphite and carbon science, technical literature, searches, industry news, and access to services like high temperature testing and analysis, high temperature heat treating, consulting for process and product development and technology licensing.

MANUFACTURING PROCESSES

     This division operates five state-of-the-art manufacturing facilities at locations in the U.S. and Europe. Our facilities for manufacturing carbon and synthetic graphite products have the capability to process a wide range of raw materials, mill, mix and extrude or mold small to very large carbon and graphite blocks, impregnate, bake process and graphitize the blocks, extensively purify the blocks to reduce the impurities to parts per million levels, and provide products finished to high tolerances by advanced machining stations. Our facilities for manufacturing natural graphite products have the capability to chemically treat natural graphite flake, bake flake in high temperature furnaces to expand the graphite flake, mechanically form and calender the expanded flake, and form and shape the final products.

     In August 2001, Graftech's advanced flexible graphite line for fuel cell component and electronic thermal management product manufacturing successfully began production.

INTELLECTUAL PROPERTY

     We own or have obtained licenses to various domestic and foreign patents, patent applications and trademarks related to the products, processes and businesses of this division. These patents expire at various times over the next 16 years. These patents and patent applications, in the aggregate, are important to this division's competitive position and growth opportunities, particularly in connection with its natural graphite business. In 2001, we were awarded 14 patents worldwide and filed an additional 34 U.S. patent applications for these technologies. This division currently holds about 160 of our issued patents and about 270 of our pending patent applications and perfected patent application priority rights worldwide. We hold the highest number of patents worldwide for flexible graphite and for proton exchange membrane fuel cell applications. We also hold patents and pending patent applications for electronic thermal management products, electronic thermal management applications, fire retardant products, industrial thermal management products and conductive products.

     We own various tradenames and trademarks used in the businesses of this division. We have know-how and proprietary information that is important to the competitive position and growth opportunities of this division. We seek to protect our know-how and proprietary information, as we believe appropriate, through written confidentiality and restricted use agreements with employees, consultants and others and through various operating and other procedures.

     We cannot assure you that protection for our intellectual property under our patents and our measures to protect know-how and proprietary information will be effective or that our use of intellectual property does not infringe the rights of others.

RESEARCH AND DEVELOPMENT

     We conduct our research and development program both independently and in conjunction with our strategic partners. Currently, about 55 of our technical professionals located at our technology development facility in Parma, which is used by both of our divisions, are directly involved in research and development primarily for this division. A significant portion of this division's research and development program is focused on our alliance with Ballard Power Systems, on its development alliances with companies that use thermal management technologies, on its technology licensing and technical services business and on new product development. These activities are integrated with the efforts of our engineers at manufacturing facilities who are focused on improving manufacturing processes.

     Our facility in Parma has the capability to provide small quantity or trial quantity production through its pilot plant facility. We operate a state-of-the-art testing facility capable of conducting physical and analytical testing to develop natural and synthetic graphite and carbon products and process technology.

     We believe that our research and development capabilities were an important factor in Ballard Power Systems' selection of us to enter into an exclusive long term product development and collaboration agreement. Our combined development efforts have led to significant advancements in materials and components used in Ballard Power Systems fuel cells. We also believe that our research and development capabilities and our technology were important factors in the selection of us as a strategic partner by other companies, including Conoco.

SALES AND CUSTOMER SERVICE

     This division sells products to customers in the U.S. and Europe through its direct sales force, whose members have been trained and are experienced with its products. Currently, this division has about 14 direct field sales employees in the U.S. and about seven in Europe. This division also sells products in Eastern Europe, Asia and South America through independent sales agents and distributors. It is presently expanding, and intends to continue to expand, its international market presence through the use of direct sales and select, full-service distributors.

     This division has a strong commitment to provide a high level of technical service to its customers, and this division has staff in both Europe and the U.S. to support its customers. This division assists its customers in learning about and using its products, improving their manufacturing processes and operations and solving their technical dilemmas. Its staff of development scientists and manufacturing engineers are also available to support customers as needed. This division works closely with its customers to develop and test prototype materials. This division's customer sales team coordinates sales, technology and manufacturing efforts to meet customer needs. It has a quality assurance system designed to meet the most stringent requirements of its customers. Select plants are certified and registered to QS-9000 as well as the ISO-9002 international quality standard based on the products being supplied.

RAW MATERIALS AND SUPPLIERS

     The primary raw materials for this division are petroleum coke and natural graphite. We believe that adequate supplies of these raw materials are available at market prices. Typically, this division purchases raw materials from a variety of sources at market prices. We have entered into an arrangement with Mazarin Mining Corporation Inc. to develop and commercialize a natural graphite deposit in Canada. The initial phase of the feasibility study, relating to the quality of the natural graphite flake in the deposit, was completed in 2000 with favorable results. The second phase of the feasibility study is expected to be completed by the end of 2005. The feasibility study is expected to cost about $2 million, for which we will receive a 25% interest in the mine. After completion of the study, we may decide to commence commercial production of the deposit with Mazarin, exercise an option to extend the period for the development decision for five one-year periods until 2007, or terminate the arrangement. In the case of extension, we will have to make option payments totaling Cdn. $7.5 million if the option is extended for the full five years. We have the right to purchase the entire production of natural graphite flake from the deposit. We believe that at full capacity, if developed, the deposit should produce about 50,000 tons of natural graphite flake per year, which would make it one of the largest single sources of natural graphite flake in the world. We believe that, if developed, the deposit would have sufficient reserves to meet projected needs of this division for the next 10 to 15 years. Consummation of the arrangement is subject to, among other things, the receipt of any required governmental approvals.

DISTRIBUTION

     Our products are generally manufactured or fabricated to meet customer orders. Finished products are generally stored at our manufacturing facilities and we seek to maintain adequate inventory levels. We ship our finished products to customers primarily by truck and ship, using "just in time" techniques where practical. Limited quantities of finished products are also stored at local warehouses around the world to meet customer needs.

COMPETITION

     Competitors of this division include companies located around the world that develop and manufacture graphite- and carbon-based products, including SGL Carbon, Toyo Tonso Co. Ltd., Le Carbone S.A. (Pty) Ltd., Tokai Carbon Co., Ltd. and Nippon Carbon Co., Ltd., and companies that develop, manufacture or provide substitute or alternative materials products, services or solutions.

     This division's proton exchange membrane fuel cell products compete with other graphitic products, including fibers, composites and synthetic graphite, and metal-based products such as stainless steel. Its electronic thermal management products compete with a wide variety of materials, including copper and other metals, ceramics, conductive rubbers and greases. Its fire protection products compete with compounds containing phosphates, halogens and hydrated aluminas as well as many other materials. Its sealing products compete with various fiber products such as asbestos, cellulose and synthetic composites as well as stainless steel and other metals. Its industrial thermal management products compete with a wide variety of materials, including natural and synthetic fibers, other carbon forms and metal-based products. Its conductive products compete with other carbon products, such as carbon black.

     Competition with respect to its existing products sold to the transportation, semiconductor, aerospace and electronic thermal management markets is based primarily on quality and price. Competition with respect to its services and its new products is, and is expected to be, based primarily on product innovation, performance and cost effectiveness as well as customer service, with the relative importance of these factors varying among products and customers.

                              ENVIRONMENTAL MATTERS

     We are subject to a wide variety of federal, state, local and foreign laws and regulations relating to the presence, storage, handling, generation, treatment, emission, release, discharge and disposal of hazardous, toxic and other substances and wastes governing our current and former properties and neighboring properties and our current operations. These laws and regulations (and the enforcement thereof) are periodically changed and are becoming increasingly stringent. We have experienced some level of regulatory scrutiny at most of our current and former facilities, have been required to take remedial action and have incurred related costs in the past and may experience further regulatory scrutiny, and may be required to take further remedial action and incur additional costs in the future. Although this has not been the case in the past, these costs could have a material adverse effect on us in the future.

     The principal U.S. laws and regulations to which we are subject include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act and similar state and local laws which regulate air emissions, water discharges and hazardous waste generation, treatment, storage, handling, transportation and disposal. In addition the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 and the Small Business Liability Relief and Brownfields Revitalization Act of 2002, and similar state laws provide for responses to and liability for releases of hazardous substances into the environment.

The Toxic Substances Control Act and related laws are designed to assess the risk of new products to health and to the environment at early developmental stages. Finally, laws adopted or proposed in various states impose or may impose, as the case may be, reporting or remediation requirements if operations cease or property is transferred or sold.

     Our manufacturing operations outside the U.S. are subject to the laws and regulations of the countries in which those operations are conducted. These laws and regulations primarily relate to pollution prevention and the control of the impacts of industrial activities on the quality of the air, water and soil. Regulated activities include, among other things: use of hazardous substances; packaging, labeling and transportation of products; management and disposal of toxic wastes; discharge of industrial and sanitary wastewater; and emissions to the air.

     We believe that we are currently in material compliance with the federal, state, local and foreign environmental laws and regulations to which we are subject. We have received and continue periodically to receive notices from the U.S. Environmental Protection Agency or state environmental protection agencies, as well as claims from others, alleging that we are a potentially responsible party (a "PRP") under Superfund and similar state laws for past and future remediation costs at hazardous substance disposal sites. Although Superfund liability is joint and several, in general, final allocation of responsibility at sites where there are multiple PRPs is made based on each PRP's relative contribution of hazardous substances to the site. Based on information currently available to us, we believe that any potential liability we may have as a PRP will not have a material adverse effect on us.

     We have sold or closed a number of facilities that had solid waste landfills. In the case of sold facilities, we have retained ownership of the landfills. We have closed these landfills, and we believe that we have done so in material compliance with applicable laws and regulations. We continue to monitor these landfills pursuant to applicable laws and regulations. To date, the costs associated with the landfills have not been, and we do not anticipate that future costs will be, material to us.

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

                                    EMPLOYEES

     At December 31, 2001, we had 3,907 employees, of which 1,911 were in Europe (including Russia), 796 were in Mexico and Brazil, 366 were in South Africa, 4 were in Canada, 824 were in the U.S. and 6 were in the Asia Pacific region. At December 31, 2001, we had 2,688 hourly employees.

     At December 31, 2001, about 62% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. At December 31, 2001, about 1,600 employees, or 41% of our employees, were covered by agreements, which expire, or are subject to renegotiation, at various times through December 31, 2002. We believe that our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure you, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.

     Excluding our subsidiaries prior to the time when we acquired them, we have not had any material work stoppages or strikes during the past decade.

                                CORPORATE HISTORY

     GENERAL. Our business was founded in 1886 by National Carbon Company. In 1917, National Carbon Company and four other businesses were combined to become the predecessor to Union Carbide Corporation. National Carbon Company eventually became the Carbon Products Division of Union Carbide. In 1989, Union Carbide realigned each of its worldwide businesses into separate subsidiaries. As part of the realignment, the business of the Carbon Products Division was separated from Union Carbide's other businesses and became owned by us. We remained wholly owned by Union Carbide.

     In 1991, Union Carbide sold 50% of our common equity held by it to Mitsubishi Corporation for $232.5 million. At that time, we had total debt of $297 million that we had assumed from Union Carbide. That debt consisted of $209 million of long term debt, $4 million of payments due within one year on long term debt and $84 million of short term debt. In other words, treating each parent as responsible for 50% of our debt, Union Carbide received and Mitsubishi paid $381 million.

     In January 1995, we consummated a leveraged equity recapitalization pursuant to an agreement among Union Carbide, Mitsubishi, UCAR and a corporation affiliated with Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates. In the 1995 leveraged equity recapitalization:

     o UCAR issued common stock representing about 75% of the then outstanding common stock to Blackstone, an affiliate of JPMorgan Chase Bank (formerly Chase Manhattan Bank) and certain members of management for $203 million;

     o UCAR Global and certain of its foreign subsidiaries borrowed $585 million under senior secured credit facilities arranged through Chemical Bank, a predecessor of JPMorgan Chase Bank;

     o    UCAR Global issued $375 million of senior subordinated notes;

     o    UCAR repaid about $250 million of then existing indebtedness;

     o UCAR repurchased all of our common equity then held by Mitsubishi for $406 million;

     o UCAR paid to Union Carbide a cash dividend of $347 million on our common equity then held by Union Carbide, which common equity was converted into about 25% of the common stock outstanding after the 1995 leveraged equity recapitalization; and

     o certain members of management received restricted stock matching a portion of the common stock purchased by them and options to purchase up to an aggregate of about 12% of the common stock outstanding after the 1995 leveraged equity recapitalization on a fully diluted basis, subject to certain vesting requirements.

     In addition, in the 1995 leveraged equity recapitalization, we transferred all of our operating subsidiaries to UCAR Global or subsidiaries of UCAR Global. UCAR currently has no material assets other than common stock of each of UCAR Global and UCAR Finance and its interest in the lawsuit initiated by us against our former parents.

     In August 1995, UCAR completed an initial public offering of common stock. In connection with the offering, UCAR sold common stock representing 22% of the common stock outstanding after the offering for net proceeds of $227 million and Union Carbide sold all of the common stock then owned by it for net proceeds of $199 million. UCAR Global used net proceeds received by UCAR to redeem $175 million aggregate principal amount of senior subordinated notes at a redemption price equal to 110% of the aggregate principal amount redeemed, plus accrued interest of $4 million. We used the balance of the net proceeds received by UCAR for general corporate purposes and to reduce other outstanding indebtedness.

         In March 1996, Blackstone, an affiliate of Chemical Bank and certain members of management sold shares of common stock in a secondary public offering. After the offering, Blackstone owned about 20% of the then outstanding common stock.

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

     In June 1997, we became subject to antitrust investigations by authorities in the U.S. and the European Union. In addition, civil antitrust lawsuits were commenced and threatened against us and other producers and distributors of graphite and carbon products.

     In March 1998, we began to implement management changes, which resulted in a new senior management team.

     Our more recent corporate history is described in various places elsewhere throughout this Report.

                   RISK FACTORS AND FORWARD LOOKING STATEMENTS

RISKS RELATING TO US

WE ARE DEPENDENT ON THE GLOBAL STEEL AND OTHER METALS INDUSTRIES. OUR RESULTS OF OPERATIONS MAY DETERIORATE DURING GLOBAL AND REGIONAL ECONOMIC DOWNTURNS.

     Our principal product, graphite electrodes, which accounted for about 63% of our total net sales in 2001, is sold primarily to the electric arc furnace steel production industry. Many of our other products are sold primarily to other metals industries and the transportation industry. These are global basic industries, and customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects demand for, and prices of, our products sold to these industries. Accordingly, we are directly affected by changes in global and regional economic conditions.

     In addition, demand for our products sold to these industries may be adversely affected by improvements in those products as well as in the manufacturing operations of customers, which reduce the rate of consumption or use of our products for a given level of production by our customers. We estimate that specific consumption declined from about 4.3 kilograms of graphite electrodes per metric ton of steel produced in 1990 to about 2.5 kilograms per metric ton in 2000. While we believe that the rate of decline of specific consumption over the long term has become lower, we believe that there was a slightly more significant decline in 2001 than would otherwise have been the case due to the shutdown of older, less efficient electric arc furnaces due to the severe downturn affecting the steel industry.

     As a result of global and regional economic conditions, reductions in rates of consumption and other factors, demand for our graphite electrodes and some of our other products sold to these industries has fluctuated significantly and prices have declined since 1998. These circumstances reduced our net sales and net income.

     Throughout 1998 and the 1999 first quarter, electric arc furnace steel production declined as a result of adverse global and regional economic conditions. A recovery began in the 1999 second quarter that lasted through mid-2000. Beginning in mid-2000, economic conditions began to weaken in North America, becoming more severe in the 2000 fourth quarter.

     The economic weakening in North America became more severe in 2001. In addition, the impact of the economic weakness in North America on other regional economies became more severe during 2001. This global economic weakness was exacerbated by the impact on economic conditions of the terrorist acts in the U.S. in September 2001. We believe that worldwide electric arc furnace steel production declined in 2001 by 4% as compared to 2000 (to a total of 275 million metric tons, about 33% of total steel production).

     These fluctuations in electric arc furnace steel production resulted in corresponding fluctuations in demand for graphite electrodes. Overall pricing worldwide was weak. Although we implemented increases in local currency selling prices of our graphite electrodes in 2000 and early 2001 in Europe, the Asia Pacific region, the Middle East and South Africa, we have not been able to maintain all of these price increases. We continue to face pricing pressures worldwide.

     Demand and prices for most of our other products sold to other metals and transportation industries were adversely affected by the same global and regional economic conditions that affected graphite electrodes.

     We believe that business conditions for most of our products (other than cathodes) will remain challenging through 2002 and that a recovery in the metals and transportation industries will not occur until the 2002 second half, at the earliest.

     We cannot assure you that the electric arc furnace steel production industry will continue to be the higher long term growth sector of the steel industry or that the other metals or transportation industries served by us will experience stability, growth or recovery from current economic conditions affecting them. Accordingly, we cannot assure you that there will be stability or growth in demand for or prices of graphite electrodes or our other products sold to these industries. An adverse change in global or certain regional economic conditions could materially adversely affect us.

ANY SUBSTANTIAL GROWTH IN NET SALES, CASH FLOW FROM OPERATIONS OR NET INCOME FROM OUR ADVANCED ENERGY TECHNOLOGY DIVISION DEPENDS PRIMARILY ON SUCCESSFULLY DEVELOPING, INTRODUCING AND SELLING GRAPHITE AND CARBON TECHNOLOGY AND PRODUCTS FOR EMERGING APPLICATIONS ON A PROFITABLE BASIS. IF WE ARE NOT SUCCESSFUL, WE WILL NOT ACHIEVE OUR PLANNED GROWTH.

     Our planned growth depends on successful and profitable development and sale of:

     o materials and components for proton exchange membrane fuel cells and fuel cell systems;

     o electronic thermal management products, including thermal interface products, heat spreaders, heat sinks and heat pipes, for computer, communications, industrial, military, office equipment and automotive electronic applications;

     o fire retardant products for transportation applications and building and construction materials applications;

     o industrial thermal management products for high temperature process applications; and

     o conductive products for battery and supercapacitor power storage applications.

     Successful and profitable commercialization of technology and products is subject to various risks, including risks beyond our control such as:

     o the possibility that we may not be able to develop viable products or, even if we develop viable products, that our products may not gain commercial acceptance;

     o the possibility that our commercially accepted products could be subsequently displaced by other technologies or products;

     o the possibility that, even if our products are incorporated in new products of our customers, our customers' new products may not become viable or commercially accepted or may be subsequently displaced;

     o the possibility that a mass market for commercially accepted products, or for our customers' products which incorporate our products, may not develop;

     o restrictions under our agreement with Ballard Power Systems on sales of our fuel cell materials and components to, and collaboration with, others; and

     o failure of our customers, including Ballard Power Systems, to purchase our products in the quantities that we expect.

     These risks could be impacted by adoption of new laws and regulations, changes in governmental programs, failure of necessary supporting systems (such as fuel delivery infrastructure for fuel cells) to be developed, and consumer perceptions about costs, benefits and safety.

OUR FINANCIAL CONDITION COULD SUFFER IF WE EXPERIENCE UNANTICIPATED COSTS AS A RESULT OF ANTITRUST INVESTIGATIONS, LAWSUITS AND CLAIMS.

     Since 1997, we have been subject to antitrust investigations, lawsuits and claims. We recorded a pre-tax charge of $340 million against results of operations for 1997 and an additional pre-tax charge of $10 million against results of operations for the 2001 second quarter as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. We cannot assure you that remaining liabilities and expenses in connection with antitrust investigations, lawsuits and claims will not materially exceed the remaining uncommitted balance of the reserve or that the timing of payment thereof will not be sooner than anticipated. At December 31, 2001, $101 million remained in the unfunded reserve. The balance of the reserve is available for the remaining balance of the fine payable by us to the U.S. Department of Justice that was imposed in 1998 (excluding imputed interest thereon), the fine assessed against us by the antitrust authority of the European Union in July 2001 and other antitrust related matters. The aggregate amount of remaining committed payments for imputed interest at December 31, 2001 (without giving effect to the more favorable restructured payment schedule for the fine payable to the U.S. Department of Justice established in January 2002) was about $9 million. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

     If such liabilities or expenses materially exceed the remaining uncommitted balance of the reserve or if the timing of payment thereof is sooner than anticipated, we may not be able to comply with the financial covenants under the Senior Facilities. A failure to so comply, unless waived by the lenders thereunder, would be a default thereunder. This would permit the lenders to accelerate the maturity of the Senior Facilities. It would also permit the lenders to terminate their commitments to extend credit under our revolving credit facility. This would have an immediate material adverse effect on our liquidity. An acceleration of maturity of the Senior Facilities would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, we could experience the consequences or be forced to take the actions described in the three following risk factors and the lenders and holders could proceed against the collateral securing the Senior Facilities and the Senior Notes, respectively, and exercise all other rights available to them. We cannot assure you that we would be able to obtain any such waiver on acceptable terms or at all.

WE ARE HIGHLY LEVERAGED AND OUR SUBSTANTIAL DEBT AND OTHER OBLIGATIONS COULD LIMIT OUR FINANCIAL RESOURCES, OPERATIONS AND ABILITY TO COMPETE AND MAY MAKE US MORE VULNERABLE TO ADVERSE ECONOMIC EVENTS.

     We are highly leveraged, and we have substantial obligations in connection with antitrust investigations, lawsuits and claims. At December 31, 2001, we had total debt of $638 million and a stockholders' deficit of $332 million. A majority of our debt has variable interest rates. In addition, we typically discount or factor a substantial portion of our accounts receivable. During 2001, certain of our subsidiaries sold receivables totaling $223 million, of which we estimate that

$45 million would have been outstanding at December 31, 2001. We are dependent on our revolving credit facility, the availability of which depends on continued compliance with the financial covenants under the Senior Facilities, for liquidity.

     Our high leverage and our antitrust related obligations could have important consequences, including the following:

     o our ability to restructure or refinance our debt or obtain additional debt or equity financing for payment of these obligations, or for working capital, capital expenditures, acquisitions, strategic alliances or other general corporate purposes, may be impaired in the future;

     o a substantial portion of our cash flow from operations must be dedicated to debt service and payment of these antitrust related obligations, thereby reducing the funds available to us for other purposes;

     o an increase in interest rates could result in an increase in the portion of our cash flow from operations dedicated to servicing our debt, in lieu of other purposes;

     o we may have substantially more leverage and antitrust related obligations than certain of our competitors, which may place us at a competitive disadvantage; and

     o our leverage and our antitrust related obligations may hinder our ability to adjust rapidly to changing market conditions or other events and make us more vulnerable to insolvency, bankruptcy or other adverse consequences in the event of a downturn in general or certain regional economic conditions or in our business or in the event that these obligations are greater, or the timing of payment is sooner, than expected.

OUR ABILITY TO SERVICE OUR DEBT, INCLUDING THE SENIOR NOTES, AND MEET OUR OTHER OBLIGATIONS DEPENDS ON CERTAIN FACTORS BEYOND OUR CONTROL.

     Our ability to service our debt, including the Senior Notes, and meet our other obligations as they come due is dependent on our future financial and operating performance. This performance is subject to various factors, including certain factors beyond our control such as, among other things, changes in global and regional economic conditions, developments in antitrust investigations, lawsuits and claims involving us, changes in our industry, changes in interest or currency exchange rates and inflation in raw materials, energy and other costs.

     If our cash flow and capital resources are insufficient to enable us to service our debt and meet these obligations as they become due, we could be forced to:

     o    reduce or delay capital expenditures;

     o    sell assets or businesses;

     o limit or discontinue, temporarily or permanently, business plans, activities or operations;

     o    obtain additional debt or equity financing; or

     o    restructure or refinance debt.

     We cannot assure you as to the timing of such actions or the amount of proceeds that could be realized from such actions. Accordingly, we cannot assure you that we will be able to meet our debt service and other obligations as they become due or otherwise.

WE ARE SUBJECT TO RESTRICTIVE COVENANTS UNDER THE SENIOR FACILITIES AND THE SENIOR NOTES. THESE COVENANTS COULD SIGNIFICANTLY AFFECT THE WAY IN WHICH WE CONDUCT OUR BUSINESS. OUR FAILURE TO COMPLY WITH THESE COVENANTS COULD LEAD TO AN ACCELERATION OF OUR DEBT.

     The Senior Facilities and the Senior Notes contain a number of covenants that, among other things, significantly restrict our ability to:

     o    dispose of assets;

     o    incur additional indebtedness;

     o    repay or refinance other indebtedness or amend other debt instruments;

     o    create liens on assets;

     o    enter into leases or sale/leaseback transactions;

     o    make investments or acquisitions;

     o    engage in mergers or consolidations;

     o    make certain payments and investments, including dividend payments;
          and

     o make capital expenditures or engage in certain transactions with subsidiaries and affiliates.

     The Senior Facilities also require us to comply with specified financial covenants, including minimum interest coverage and maximum leverage ratios. In addition, pursuant to the Senior Facilities, we cannot borrow under our revolving credit facility:

     o if the aggregate amount of our payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt, other than the Senior Notes, incurred by us that is not incurred under the Senior Facilities); or

     o if the additional borrowings would cause us to breach the financial covenants contained therein.

     Further, substantially all of our assets in the U.S. are pledged to secure guarantees of the Senior Facilities by our domestic subsidiaries. In addition, our principal foreign operating subsidiaries are obligors under intercompany term notes and guarantees of those notes issued to UCAR Finance that are pledged to secure the Senior Notes. Our Swiss subsidiary is an obligor under an intercompany revolving note and our principal foreign subsidiaries are guarantors of that note that are pledged to secure the Senior Facilities. Most of the assets of the obligors under the intercompany revolving note and the related guarantees, which constitute a majority of our assets outside the U.S., are pledged to secure that note and those guarantees.

     We are currently in compliance with the covenants contained in the Senior Facilities and the Senior Notes. However, our ability to continue to comply may be affected by events beyond our control. The breach of any of the covenants contained in the Senior Facilities, unless waived by the lenders, would be a default under the Senior Facilities. This would permit the lenders to accelerate the maturity of the Senior Facilities. It would also permit the lenders to terminate their commitments to extend credit under our revolving facility. This would have an immediate material adverse effect on our liquidity. An acceleration of maturity of the Senior Facilities would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. A breach of the covenants contained in the Senior Notes will also permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. Acceleration of maturity of the Senior Notes would permit the lenders to accelerate the maturity of the Senior Facilities and terminate their commitments to extend credit under our revolving credit facility. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, we could be forced to take the actions described in the preceding risk factor and the lenders and holders could proceed against the collateral securing the Senior Facilities and the Senior Notes and exercise all other rights available to them. We cannot assure you that we will have sufficient funds to make these accelerated payments or that we will be able to obtain any such waiver on acceptable terms or at all.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN MULTIPLE COUNTRIES.

     In 2001, about 70% of our net sales were derived from sales outside of the U.S., and at December 31, 2001, about 74% of our total property, plant and equipment and other long-lived assets were located outside the U.S. As a result of having significant international operations, we are subject to risks associated with operating multiple countries, including:

     o currency devaluations and fluctuations in currency exchange rates, including impacts of transactions in various currencies, translation of various currencies into dollars for U.S. reporting purposes, and impacts on results of operations due to the fact that costs of our foreign subsidiaries for our principal raw material, petroleum coke, are incurred in dollars even though their products are primarily sold in other currencies;

     o    imposition of or increases in customs duties and other tariffs;

     o imposition of or increases in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into dollars or euros, making of intercompany loans by subsidiaries or remittance of dividends, interest or principal payments or other payments by subsidiaries;

     o imposition of or increases in revenue, income or earnings taxes and withholding and other taxes on remittances and other payments by subsidiaries;

     o imposition or increases in investment restrictions and other restrictions or requirements by non-U.S. governments; and

     o nationalization and other risks which could result from a change in government or other political, social or economic instability.

     We cannot assure you that such risks will not have a material adverse effect on us in the future.

     In general, our results of operations and financial condition are affected by inflation in each country in which we have a manufacturing facility. We maintain operations in Brazil, Russia and Mexico, countries which have had in the past, and may have now or in the future, highly inflationary economies, defined as cumulative inflation of about 100% or more over a three calendar year period. We cannot assure you that future increases in our costs will not exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

OUR ABILITY TO GROW AND COMPETE EFFECTIVELY DEPENDS ON PROTECTING OUR INTELLECTUAL PROPERTY, INCLUDING THAT RELATING TO FUEL CELL POWER GENERATION, ELECTRONIC THERMAL MANAGEMENT AND OTHER IDENTIFIED OPPORTUNITIES. FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR PLANNED GROWTH.

     Failure to protect our intellectual property may result in the loss of the exclusive right to use our technologies. We rely on patent, trademark and trade secret law to protect our intellectual property. Our issued patents relating to fuel cell power generation and electronic thermal management applications, which we believe are particularly important to our planned growth, will expire at various times between 2004 and 2018. Some of our intellectual property is not covered by any patent or patent application. Our patents are subject to complex factual and legal considerations, and there can be uncertainty as to the validity, scope and enforceability of any particular patent. Accordingly, we cannot assure you that:

     o any of the U.S. or foreign patents now or hereafter owned by us, or that third parties have licensed to us or may in the future license to us, will not be circumvented, challenged or invalidated;

     o any of the U.S. or foreign patents that third parties have licensed to us or may license to us in the future will not be licensed to others; or

     o any of our pending or future patent applications will be issued at all or with the breadth of claim coverage sought by us.

In addition, effective patent, trademark and trade secret protection may be unavailable, limited or not applied for in some foreign countries in which we operate.

     Our ability to maintain our proprietary intellectual property may be achieved in part by prosecuting claims against others whom we believe are infringing upon our rights and by defending against claims of intellectual property infringement brought by others against us. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting development of sales of the related products and diverting the efforts of our technical and management personnel, regardless of the outcome of such litigation.

     We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with our strategic partners and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any such breach or that such partners or employees will not assert rights to intellectual property arising out of these relationships.

     If necessary or desirable, we may seek licenses to intellectual property of others. However, we can give no assurance that we will obtain such licenses or that the terms of any such licenses will be acceptable to us.

     The failure to obtain a license from a third party for its intellectual property that is necessary to make or sell any of our products could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the use of such intellectual property.

OUR CURRENT AND FORMER MANUFACTURING OPERATIONS ARE SUBJECT TO INCREASINGLY STRINGENT HEALTH, SAFETY AND ENVIRONMENTAL REQUIREMENTS.

     We use and generate hazardous substances in our manufacturing operations. In addition, both the properties on which we currently operate and those on which we have ceased operations are and have been used for industrial purposes. Further, our manufacturing operations involve risks of personal injury or death. We are subject to increasingly stringent environmental, health and safety laws and regulations relating to our current and former properties and neighboring properties and our current operations. These laws and regulations provide for substantial fines and criminal sanctions for violations and sometimes require the installation of costly pollution control or safety equipment or costly changes in operations to limit pollution and decrease the likelihood of injuries. In addition, we may become subject to potentially material liabilities for the investigation and cleanup of contaminated properties and to claims alleging personal injury or property damage resulting from exposure to or releases of hazardous substances or personal injury as a result of an unsafe workplace. In addition, noncompliance with or stricter enforcement of existing laws and regulations, adoption of more stringent new laws and regulations, discovery of previously unknown contamination or imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could be material.

WE ARE DEPENDENT ON SUPPLIERS OF RAW MATERIALS AND ENERGY AT AFFORDABLE PRICES. OUR RESULTS OF OPERATIONS COULD DETERIORATE IF THAT SUPPLY IS SUBSTANTIALLY DISRUPTED FOR AN EXTENDED PERIOD.

     We purchase raw materials and energy from a variety of sources. In many cases, we purchase them under short term contracts or on the spot market, in each case at fluctuating prices. The availability and price of raw materials and energy may be subject to curtailment or change due to:

     o limitations which may be imposed under new legislation or governmental regulations;

     o suppliers' allocations to meet demand of other purchasers during periods of shortage (or, in the case of energy suppliers, extended cold weather);

     o    interruptions in production by suppliers; and

     o    market and other events and conditions.

     Petroleum products, including petroleum coke, our principal raw material, and energy, particularly natural gas, have been subject to significant price fluctuations. Over the past several years, we have mitigated the effect of price increases on our results of operations through our cost reduction efforts. We cannot assure you that such efforts will successfully mitigate future increases in the price of petroleum coke or other raw materials or energy. A substantial increase in raw material or energy prices which cannot be mitigated or passed on to customers or a continued interruption in supply, particularly in the supply of petroleum coke or energy, would have a material adverse effect on us.

OUR RESULTS OF OPERATIONS COULD DETERIORATE IF OUR MANUFACTURING OPERATIONS WERE SUBSTANTIALLY DISRUPTED FOR AN EXTENDED PERIOD.

     Our manufacturing operations are subject to disruption due to extreme weather conditions, floods and similar events, major industrial accidents, strikes and lockouts, and other events. We cannot assure you that no such events will occur. If such an event occurs, it could have a material adverse effect on us.

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

     We have also experienced volatility with respect to prices of raw materials and energy, and it has frequently required several quarters of cost reduction efforts to mitigate increases in those prices. We expect to experience volatility in such prices in the future.

     Accordingly, results of operations for any quarter are not necessarily indicative of the results of operations for a full year.

THE GRAPHITE AND CARBON INDUSTRY IS HIGHLY COMPETITIVE. OUR MARKET SHARE, NET SALES OR NET INCOME COULD DECLINE DUE TO VIGOROUS PRICE AND OTHER COMPETITION.

     Competition in the graphite and carbon products industry (other than with respect to new products) is based primarily on price, product quality and customer service. Graphite electrodes, in particular, are subject to rigorous price competition. Price increases by us or price reductions by our competitors, decisions by us with respect to maintaining profit margins rather than market share, technological developments, changes in the desirability or necessity of entering into long term supply contracts with customers, or other competitive or market factors or strategies could adversely affect our market share, net sales or net income.

     Competition with respect to new products is, and is expected to be, based primarily on product innovation, performance and cost effectiveness as well as customer service.

     Competition could prevent implementation of price increases, require price reductions or require increased spending on research and development, marketing and sales that could adversely affect our results of operations, cash flows or financial condition.

WE CANNOT ASSURE YOU THAT WE WILL SUCCESSFULLY IMPLEMENT ANY STRATEGIC ALLIANCES FOR ANY OF OUR BUSINESSES.

     One of our key strategies is the establishment and expansion of strategic alliances to reduce our average cost of sales, expand our share of various geographic markets, expand our product lines or technology, or strengthen our businesses. We cannot assure you that any alliance will be completed or as to the timing, terms or benefits of any alliance that may be completed.

WE MAY NOT BE SUCCESSFUL IN THE LITIGATION AGAINST OUR FORMER PARENTS INITIATED BY US.

     We have initiated litigation against our former parents. Successful prosecution of this litigation is subject to risks, including:

     o failure to successfully defend against motions to dismiss and other procedural motions prior to trial;

     o failure to successfully establish our theories of liability and damages or otherwise prove our claims at trial;

     o successful assertion by the defendants of substantive defenses, including statute of limitations defenses, to liability at trial or on appeal; and

     o successful assertion by the defendants of counterclaims or cross claims, including claims for indemnification, at trial or on appeal.

     We cannot predict the ultimate outcome of the litigation, including the possibility, timing or amount of any recovery of damages by us or any liability we may have in connection with any counterclaims or cross claims. In addition, we cannot assure you as to the possibility, timing or amount of any settlement or the legal expenses to be incurred by us or as to the effect of this lawsuit on management's focus and time available for our ongoing operations.

     Litigation such as this lawsuit is complex. Complex litigation can be lengthy and expensive. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

WE MAY NOT BE ABLE TO COMPLETE OUR PLANNED ASSET SALES.

     We intend to sell real estate, non-strategic businesses and certain other non-strategic assets over the next two years. We cannot assure you if or when we will be able to complete these sales or that we will realize proceeds therefrom that meet our current expectations.

WE CANNOT ASSURE YOU THAT THE CORPORATE REALIGNMENT OF OUR SUBSIDIARIES WILL BE COMPLETED IN THE 2002 FIRST HALF.

     We are currently in the process of realigning the corporate organizational structure of our subsidiaries, which we expect to be completed in the 2002 first half. We cannot assure you that the realignment will be completed on a timely basis or at all. If completion is delayed or the realignment is not completed, we may not achieve some of our target cost savings when anticipated or at all.

WE MAY NOT ACHIEVE THE COST SAVINGS TARGETED UNDER THE 2002 PLAN.

     Our targeted cost savings under the 2002 plan are based on assumptions regarding the costs and savings associated with the activities undertaken and to be undertaken as part of the 2002 plan. We cannot assure you that these assumptions are correct or that we will be able to implement these activities at the anticipated costs, if at all. If the costs associated with these activities are higher than anticipated or if we are unable to implement the activities as and when we have assumed, we may not be able to meet our cost savings targets.

RISKS RELATING TO THE SENIOR NOTES AND PLEDGES OF OUR ASSETS

THE SENIOR NOTES AND THE RELATED GUARANTEES HAVE LIMITED SECURITY. AS A RESULT, THEY ARE EFFECTIVELY SUBORDINATED TO THE SENIOR FACILITIES, WHICH ARE SECURED BY MOST OF OUR ASSETS, AND TO CERTAIN OTHER SECURED DEBT AND OBLIGATIONS. THIS COULD RESULT IN HOLDERS OF THE SENIOR NOTES RECEIVING LESS ON LIQUIDATION THAN THE LENDERS UNDER THE SENIOR FACILITIES AND CERTAIN OTHER CREDITORS.

     Unsecured intercompany term notes in an aggregate principal amount (based on currency exchange rates in effect at December 31, 2001) equal to about 98% of the principal amount of the outstanding Senior Notes, and unsecured guarantees of those notes, issued to UCAR Finance by certain of our foreign subsidiaries have been pledged to secure the Senior Notes. Those notes and guarantees include unsecured intercompany term notes and unsecured guarantees of our Spanish subsidiary and one of our Italian subsidiaries, the pledging of which had been contingent on completion of the corporate realignment of one of those subsidiaries and certain other events. In any event, at no time will the combined value of the pledged portion of a foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries (collectively called "UNSECURED INTERCOMPANY TERM NOTE OBLIGATIONS" of such foreign subsidiary) exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation and assuming no change in the aggregate principal amount of unsecured intercompany term notes due to changes in currency exchange rates since December 31, 2001, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes equals about 80% of the principal amount of the outstanding Senior Notes.

     Substantially all of our assets in the U.S. are pledged to secure guarantees of the Senior Facilities by our domestic subsidiaries. In addition, UCAR Carbon and our Swiss subsidiary are obligors under secured intercompany revolving notes that are pledged to secure the Senior Facilities. Substantially all of their assets are pledged to secure those notes. The secured intercompany revolving note of our Swiss subsidiary is also guaranteed by our other principal foreign subsidiaries. Those guarantees are secured by a pledge of most of the assets of the guarantors. Those guarantees are pledged to secure the Senior Facilities. As a result, most of our assets outside the U.S. are pledged to secure the secured intercompany revolving note of our Swiss subsidiary and guarantees of that note. Moreover, certain of our subsidiaries have financed the construction or acquisition of assets with debt secured by such assets. At December 31, 2001, the aggregate amount of such debt was $4 million. Further, our obligation to pay the $60 million balance of the antitrust fine to the U.S. Department of Justice is secured by a lien on the shares of UCAR Global and UCAR Finance held by UCAR as well as the interest of UCAR in the lawsuit initiated by us against our former parents, and we may secure our obligation to pay the antitrust fine of [euro]50.4 million (about $45 million, at currency exchange rates in effect at December 31, 2001) assessed by the antitrust authority of the European Union with a letter of credit issued under the Senior Facilities or by a pledge of certain assets of one of our French subsidiaries.

     The Senior Notes are guaranteed by UCAR, UCAR Global and UCAR Carbon and other U.S. subsidiaries holding a substantial majority of our U.S. assets. Those guarantees are unsecured, except the guarantee by UCAR Carbon. Each of the guarantors of the Senior Notes has also guaranteed the Senior Facilities, and those guarantees are secured. Graftech has also guaranteed the Senior Facilities, but has not guaranteed the Senior Notes. The guarantee of the Senior Notes by UCAR Carbon has been secured by a limited pledge of our shares of Graftech. While all of our shares of Graftech are pledged to secure the UCAR Carbon guarantee of the Senior Notes, at no time will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes. Moreover, the pledge of such shares is junior to the pledge of the same shares to secure UCAR Carbon's guarantee of the Senior Facilities.

     None of our foreign subsidiaries has guaranteed the Senior Facilities or the Senior Notes. However, all of the foreign subsidiaries that have issued the unsecured intercompany term notes that are pledged to secure the Senior Notes had also issued secured intercompany term notes which were pledged to secure the Senior Facilities. All those secured intercompany term notes were repaid in connection with the creation of the unsecured intercompany term notes that have been pledged to secure the Senior Notes. The Senior Notes do not contain any limitation on new secured intercompany term loans pursuant to the Senior Facilities, or related guarantees, to foreign subsidiaries that are unsecured intercompany term note obligors. The guarantees of the unsecured intercompany term notes by foreign subsidiaries are limited as required to comply with applicable law. Many of these laws effectively limit the amount of the guarantee to the net worth of the guarantor foreign subsidiary.

     The lenders and creditors whose debt and obligations are secured will have prior claims on our assets, to the extent of the lesser of the value of the assets securing, or the amount of, the respective debt or obligations. If we become bankrupt or insolvent or are liquidated or if maturity of such debt or obligations is accelerated, the secured lenders and creditors will be entitled to exercise the remedies available to a secured party under applicable law and pursuant to the relevant agreements and instruments. If they exercise such remedies, it is possible that our remaining assets could be insufficient to repay the Senior Notes in full.

WE HAVE A HOLDING COMPANY STRUCTURE AND THE ISSUER OF THE SENIOR NOTES IS A SPECIAL PURPOSE FINANCE COMPANY. ACCORDINGLY, THE SENIOR NOTES ARE STRUCTURALLY SUBORDINATED TO CERTAIN OF OUR OBLIGATIONS.

     UCAR is our parent company. It is a holding company with no material assets or operations other than the common stock of UCAR Global and UCAR Finance and its interest in the lawsuit initiated by us against our former parents. Its principal liabilities consist of its guarantees of the Senior Facilities and the Senior Notes and its obligations with respect to the antitrust fines payable to the U.S. Department of Justice and the antitrust authority of the European Union as well as any other remaining potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. UCAR Global is a holding company with no material assets or operations other than the common stock of UCAR Carbon, which, in turn, holds the common stock of our other subsidiaries other than UCAR Finance. Its principal liabilities consist of its guarantees of the Senior Facilities and the Senior Notes.

     The Senior Notes were issued by UCAR Finance. UCAR Finance is the borrower under the Senior Facilities. UCAR Finance does not have any material assets other than:

     o the unsecured intercompany term note obligations that are pledged to secure the Senior Notes;

     o a secured intercompany revolving note issued by our Swiss subsidiary and secured guarantees of that note by our other principal foreign subsidiaries, as well as a secured intercompany revolving note issued by UCAR Carbon, that are pledged to secure the Senior Facilities;

     o certain other intercompany notes (called "CASH FLOW NOTES") payable to it created to facilitate the flow of funds among our subsidiaries (some or all of which will be effectively contributed to our Swiss subsidiary in connection with the corporate realignment of our subsidiaries); and

     o assets associated with our treasury, cash management, cash pooling and hedging activities that are conducted through UCAR Finance.

Its principal liabilities consist of its obligations under the Senior Facilities and the Senior Notes, its obligations under cash flow notes payable by it (some or all of which will be likewise assumed by our Swiss subsidiary) and liabilities associated with such treasury and other activities.

     The gross proceeds from the sale of the Senior Notes were loaned, on an unsecured basis, to our foreign subsidiaries in an amount equal to the principal amount of their then outstanding secured intercompany term notes, which aggregated $391 million at December 31, 2001 (based on currency exchange rates in effect on December 31, 2001) and which had been pledged to secure the Senior Facilities. Those unsecured loans are evidenced by unsecured intercompany term notes (that have been pledged to secure the Senior Notes, subject to the limitation described in the preceding risk factor) having a stated maturity that is the same as the stated maturity of the Senior Notes. Such foreign subsidiaries used the gross proceeds loaned to them to repay the entire principal amount of their then outstanding secured intercompany term notes. Those repayments were used to fund repayment of a portion of the Senior Facilities.

     A substantial portion of our operations is conducted by, and a substantial portion of our cash flow from operations is derived from, our foreign subsidiaries. The foreign subsidiaries that have issued the unsecured intercompany term notes are our operating subsidiaries in Mexico, Spain, South Africa and Switzerland, our operating subsidiary in Italy engaged in the graphite electrode business and our holding company in France. The obligations of the holding company in France in respect of its unsecured intercompany term note are guaranteed by our operating company in France engaged in the graphite electrode business on an unsecured basis. The unsecured intercompany term notes are guaranteed by our operating subsidiaries in Brazil, Canada, Mexico, Spain, Switzerland and the United Kingdom and the holding company in France. These subsidiaries have also guaranteed the secured intercompany revolving note of our Swiss subsidiary that is pledged to secure the Senior Facilities. Those guarantees are secured by pledges of most of their assets.

     Our operating subsidiary in Italy engaged in the advanced graphite materials business and our operating subsidiary in Russia as well as Carbone Savoie, Graftech and certain immaterial domestic and foreign operating companies and holding companies are neither guarantors of the Senior Notes nor unsecured intercompany term note obligors. At December 31, 2001, the aggregate book value of their assets was about $102 million. For 2001, their net income was about $6 million and their cash flow from operations was about $18 million (excluding the impact of payments and borrowings under a short-term intercompany note issued by Carbone Savoie).

     At March 15, 2002, the aggregate principal amount of unsecured intercompany term notes was $391 million (based on currency exchange rates in effect on December 31, 2001), of which unsecured intercompany term notes in the aggregate principal amount of about 80% of the aggregate principal amount of the Senior Notes, or $323 million, are pledged to secure the Senior Notes. The remaining unsecured intercompany term notes held by UCAR Finance (in an aggregate principal amount of about 18% of the aggregate principal amount of the Senior Notes, or $68 million) is not subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities and the holders of the Senior Notes) of UCAR Finance as their interests may appear. The Senior Notes contain provisions restricting, subject to certain exceptions, the pledge of those unsecured intercompany term notes to secure any debt or obligation unless they are equally and ratably pledged to secure the Senior Notes for so long as such other pledge continues in effect.

     UCAR Finance has made and will continue to make secured intercompany revolving loans to our Swiss subsidiary and UCAR Carbon. At March 15, 2002 (and based on currency exchange rates in effect on December 31, 2001), the aggregate principal amount of the secured intercompany revolving note of our Swiss subsidiary was about $44 million. After the corporate realignment of our subsidiaries, UCAR Finance may make secured intercompany revolving loans to one or more other domestic or foreign subsidiaries on the same basis as the existing secured intercompany revolving loans. The Senior Notes do not contain any limitation on existing or new secured intercompany revolving loans pursuant to the Senior Facilities to domestic or foreign subsidiaries that are guarantors of the Senior Notes or unsecured intercompany term note obligors. Failure to fully complete the corporate realignment of our subsidiaries could result in a substantial change in the principal amount of the secured intercompany revolving note of our Swiss subsidiary.

     UCAR Finance will rely upon interest and principal payments on intercompany loans, as well as loans, advances and other transfers from our operating subsidiaries, to generate the funds necessary to meet its debt service obligations with respect to the Senior Facilities and the Senior Notes. Our subsidiaries are separate entities that are legally distinct from UCAR Finance, and our subsidiaries that are neither guarantors of the Senior Notes nor unsecured intercompany term note obligors have no obligation, contingent or otherwise, to pay debt service on the Senior Notes or to make funds available for such payments. The ability of our subsidiaries to make these interest or principal payments, loans, advances or other transfers is subject to, among other things, their earnings, their availability of funds, the covenants of their own debt, corporate laws, restrictions on dividends or repatriation of earnings, monetary transfer restrictions and foreign currency exchange regulations.

     The ability of UCAR Finance or the holders of the Senior Notes to realize upon the assets of any subsidiary that is neither a guarantor of the Senior Notes nor an unsecured intercompany term note obligor in any liquidation, bankruptcy, reorganization or similar proceedings involving such subsidiary will be subject to the claims of their respective creditors, including their respective trade creditors and holders of their respective debt.

     As a result, the Senior Notes are structurally subordinated to all existing and future debt and other obligations, including trade payables, of our subsidiaries that are neither guarantors of the Senior Notes nor unsecured intercompany term note obligors. At December 31, 2001, on an as adjusted basis after giving effect to the sale of the Senior Notes, the application of the net proceeds and the corporate realignment of our subsidiaries (and based on currency exchange rates in effect at December 31, 2001), the debt and liabilities of such subsidiaries would have totaled $27 million (excluding intercompany trade and other miscellaneous liabilities of $14 million).

     Except as otherwise noted in this risk factor, the financial information included or incorporated by reference in this Report is presented on a consolidated basis, including both our domestic and foreign subsidiaries. As a result, such financial information does not completely indicate the historical or as adjusted assets, liabilities or operations of each source of funds for payment of debt service on the Senior Notes.

THE PROVISIONS OF THE UNSECURED INTERCOMPANY TERM NOTE OBLIGATIONS CAN BE CHANGED, AND THE UNSECURED INTERCOMPANY TERM NOTES CAN BE PREPAID IN WHOLE OR IN PART, WITHOUT THE CONSENT OF THE HOLDERS OF THE SENIOR NOTES UNDER CERTAIN CIRCUMSTANCES. PREPAYMENT WOULD INCREASE THE STRUCTURAL SUBORDINATION OF THE SENIOR NOTES. PREPAYMENT OR CHANGES IN SUCH PROVISIONS COULD REDUCE OR ELIMINATE THE ABILITY OF HOLDERS OF THE SENIOR NOTES TO SEEK RECOVERY DIRECTLY FROM OUR FOREIGN SUBSIDIARIES UPON A DEFAULT UNDER THE SENIOR NOTES.

     In general, the unsecured intercompany term notes and the unsecured intercompany term note guarantees cannot be changed, and the unsecured intercompany term notes cannot be prepaid or otherwise discharged, without the consent of the holders of the Senior Notes. However, without the consent of the holders of the Senior Notes:

     o the interest rate, interest payment dates, currency of payment of principal and interest and currency in which the unsecured intercompany term note is denominated (subject to certain limitations) can be amended;

     o provisions of any unsecured intercompany term note obligation can be amended to comply with changes in applicable law, so long as such amendments do not change the enforceability, principal amount, stated maturity, average life, ranking or priority or prepayment provisions of such unsecured intercompany term note or the enforceability or obligations guaranteed under such unsecured intercompany term note guaranty; and

     o    any unsecured intercompany term note can be prepaid in whole or in part if the proceeds received by UCAR Finance from such prepayment are
          (i) invested in or loaned to a guarantor of the Senior Notes, (ii) loaned to another foreign subsidiary pursuant to an unsecured intercompany note that is pledged to secure the Senior Notes and is, to the extent permitted by applicable law, guaranteed by the unsecured intercompany term note guarantors or (iii) applied to an offer to purchase Senior Notes at a purchase price equal to 100% of the principal amount of the Senior Notes plus accrued but unpaid interest.

     In addition, in connection with the mothballing of our graphite electrode manufacturing capacity in Caserta, Italy and planned asset sales pursuant to the 2002 major cost savings plan, the unsecured intercompany term note of our Italian subsidiary engaged in the graphite electrode business may be prepaid in whole or in part so long as the proceeds from such prepayment are either applied as described above or applied to prepayment of term loans under the Senior Facilities. At March 15, 2002 (and based on currency exchange rates in effect at December 31,

2001), the principal amount of the unsecured intercompany term note of that Italian subsidiary was $15 million.

     The principal amount (expressed in dollars) of any unsecured intercompany term note that is not denominated in dollars could increase or decrease at any time due to changes in currency exchange rates.

     A reduction in the principal amount of one or more unsecured intercompany notes could increase the structural subordination of the Senior Notes, as described in the preceding risk factors, and reduce the ability of holders of the Senior Notes to realize upon the assets of our foreign subsidiaries upon a default under the Senior Notes. A change in the provisions of the unsecured intercompany note obligations could also limit such ability.

IN THE EVENT OF THE BANKRUPTCY OR INSOLVENCY OF UCAR GLOBAL, UCAR CARBON OR ANY OF THE SUBSIDIARY GUARANTORS OR UNSECURED INTERCOMPANY TERM NOTE OBLIGORS, THE GUARANTEE OF THE SENIOR NOTES BY UCAR GLOBAL, UCAR CARBON OR SUCH SUBSIDIARY OR THE UNSECURED INTERCOMPANY TERM NOTE AND THE UNSECURED INTERCOMPANY TERM NOTE GUARANTEE OF SUCH OBLIGOR COULD BE VOIDED OR SUBORDINATED.

     In the event of the bankruptcy or insolvency of UCAR Global, UCAR Carbon or any of the subsidiary guarantors or unsecured intercompany term note obligors, its guarantee, unsecured intercompany term note guarantee or unsecured intercompany term note would be subject to review under relevant fraudulent conveyance, fraudulent transfer, equitable subordination and similar statutes and doctrines in a bankruptcy or insolvency proceeding or a lawsuit by or on behalf of creditors of that guarantor or obligor. Under those statutes and doctrines, if a court were to find that the guarantee or note was incurred with the intent of hindering, delaying or defrauding creditors or that the guarantor or obligor received less than a reasonably equivalent value or fair consideration for its guarantee or note and, at the time of its incurrence, the guarantor or obligor:

     o was insolvent or rendered insolvent by reason of the incurrence of its guarantee or note; or

     o was engaged in a business or transaction for which its remaining unencumbered assets constituted unreasonably small capital to carry on its business; or

     o intended to, or believed that it would, incur debts beyond its ability to pay as they matured or became due;

then the court could void or subordinate its guarantee or note.

     The measure of insolvency varies depending upon the law of the jurisdiction being applied. Generally, however, a company will be considered insolvent at a particular time if the sum of its debts at that time is greater than the then fair salable value of its assets or if the fair salable value of its assets at the time is less than the amount that would be required to pay its probable liability on its existing debts as they become absolute and mature. We believe that each of the guarantors and obligors was:

     o neither insolvent nor rendered insolvent by reason of the incurrence of its guarantee or note;

     o    in possession of sufficient capital to run its business effectively;
          and

     o incurring debts within its ability to pay as the same mature or become due.

     The assumptions and methodologies used by us in reaching these conclusions about our solvency and the solvency of the guarantors or obligors may not be adopted by a court, and a court may not concur with these conclusions. If the guarantee of a guarantor or the unsecured intercompany term note guarantee or unsecured intercompany term note of an unsecured intercompany term note obligor is voided or subordinated, holders of the Senior Notes would effectively be subordinated to all indebtedness and other liabilities of that guarantor or obligor.

     The unsecured intercompany term note obligors are incorporated in jurisdictions other than the U.S. and are subject to the insolvency laws of such other jurisdictions. We cannot assure you that the insolvency laws of such jurisdictions will be as favorable to your interests as creditors as the laws of the U.S.

WE MAY NOT HAVE THE ABILITY TO PURCHASE THE SENIOR NOTES UPON A CHANGE OF CONTROL AS REQUIRED BY THE SENIOR NOTES.

     Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to purchase the outstanding Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. If such event were to occur, we cannot assure you that we would have sufficient funds to pay the purchase price of the outstanding Senior Notes, and we expect that we would require third party financing to do so. We cannot assure you that we would be able to obtain this financing on favorable terms or at all. In the event of certain kinds of change of control events, we may have to repay all borrowings under the Senior Facilities or obtain the consent of the lenders under the Senior Facilities to purchase the Senior Notes. If we do not obtain such consent or repay such borrowings, we may be prohibited from purchasing the Senior Notes. In such case, our failure to purchase tendered Senior Notes would constitute a default under the Senior Notes. If the holders of the Senior Notes were to accelerate the maturity of the Senior Notes upon such default, the lenders under the Senior Facilities would have the right to accelerate the maturity of the Senior Facilities. We cannot assure you that we will have the financial ability to purchase outstanding Senior Notes and repay such borrowings upon the occurrence of any such event.

FORWARD LOOKING STATEMENTS

     This Report contains forward looking statements. In addition, from time to time, we or our representatives have made or may make forward looking statements orally or in writing. These include statements about such matters as: future production and sales of steel, aluminum, fuel cells, electronic devices and other products that incorporate our products or that are produced using our products; future prices and sales of and demand for graphite electrodes and our other products; future operational and financial performance of various businesses; strategic plans and programs; impacts of regional and global economic conditions; restructuring, realignment, strategic alliance, supply chain, technology development and collaboration, investment, acquisition, joint venture, operating, integration, tax planning, rationalization, financial and capital projects; legal matters and related costs; consulting fees and related projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future costs, working capital, revenue, business opportunities, values, debt levels, cash flow, cost savings and reductions, margins, earnings and growth. The words "will," "may," "plan," "estimate," "project," "believe," "anticipate," "intend," "should," "expect" and similar expressions identify some of these statements.

     Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

     o the possibility that global or regional economic conditions affecting our products may not improve or may worsen;

     o the possibility that announced or anticipated additions to capacity for producing steel in electric arc furnaces, or announced or anticipated reductions in graphite electrode manufacturing capacity, may not occur;

     o the possibility that increased production of steel in electric arc furnaces or reductions in graphite electrode manufacturing capacity may not result in stable or increased demand for or prices or sales volume of graphite electrodes;

     o the possibility that economic or technological developments may adversely affect growth in the use of graphite cathodes in lieu of carbon cathodes in the aluminum smelting process;

     o the possibility of delays in or failure to achieve widespread commercialization of proton exchange membrane fuel cells which use natural graphite materials and components and the possibility that manufacturers of proton exchange membrane fuel cells using those materials or components may obtain those materials or components or the natural graphite used in them from other sources;

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

     o the possibility that expected cost savings from our 2002 new major cost savings plan, including our Power of One initiative and the shutdown of certain of our facilities or other cost savings efforts, will not be fully realized;

     o the possibility that anticipated benefits from the realignment of our businesses into two new divisions may be delayed or may not occur;

     o the possibility that the corporate realignment of our subsidiaries may not be completed when anticipated or at all and that, as a result, the anticipated benefits therefrom may not be achieved when anticipated or at all;

     o the possibility that we may incur unanticipated health, safety or environmental compliance, remediation or other costs or experience unanticipated raw material or energy supply, manufacturing operation or labor difficulties;

     o the occurrence of unanticipated events or circumstances relating to strategic plans or programs or relating to corporate realignment, restructuring, strategic alliance, supply chain, technology development, investment, acquisition, joint venture, operating, integration, tax planning, rationalization, financial or capital projects;

     o changes in interest or currency exchange rates, changes in competitive conditions, changes in inflation affecting our raw material, energy or other costs, development by others of substitutes for some of our products and other technological developments;

     o the possibility that changes in financial performance may affect our compliance with financial covenants or the amount of funds available for borrowing under the Senior Facilities; and

     o other risks and uncertainties, including those described elsewhere or incorporated by reference in this Report.

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

ITEM 2.       PROPERTIES

         We operate the following facilities, which are owned or leased as indicated.


                                                                                                           OWNED OR
LOCATION OF FACILITY                     PRIMARY USE                                                        LEASED
--------------------                     -----------                                                       --------

U.S.

   Irvine, California...............     Machine Shop                                                       Leased
   Wilmington, Delaware.............     Corporate Headquarters and Sales Office                            Leased
   Lakewood, Ohio...................     Flexible Graphite Manufacturing Facility and Sales Office          Owned
   Parma, Ohio......................     Technology Center and Flexible Graphite Manufacturing Facility     Owned
   Clarksville, Tennessee...........     Sales Office, Shared Service Center and Machine Shop               Owned
   Columbia, Tennessee..............     Carbon Electrode Manufacturing Facility and Sales Office           Owned
   Lawrenceburg, Tennessee..........     Advanced Carbon Materials Manufacturing Facility                   Owned
   Clarksburg, West Virginia........     Advanced Graphite Materials Manufacturing Facility and Sales       Owned
                                         Office
EUROPEAN

   Calais, France...................     Electrode Manufacturing Facility                                   Owned
   Notre Dame, France...............     Electrode and Advanced Graphite Materials Manufacturing            Owned
                                           Facility and Sales Office
   Notre Dame, France...............     Cathode Manufacturing Facility and Sales Office                    Leased
   Venissieux, France...............     Cathode Manufacturing Facility and Technology Center               Owned
   Malonno, Italy...................     Machine Shop                                                       Owned
   Saronno, Italy...................     Sales Office                                                       Leased
   Moscow, Russia...................     Sales Office                                                       Leased
   Vyazma, Russia...................     Electrode Manufacturing Facility                                   Owned
   Pamplona, Spain..................     Electrode Manufacturing Facility and Sales Office                  Owned
   Etoy, Switzerland................     Sales Office and European Headquarters                             Owned
   Sheffield, United Kingdom........     Machine Shop and Sales Office                                      Owned

OTHER INTERNATIONAL

   Salvador Bahia, Brazil...........     Electrode and Cathode Manufacturing Facility                       Owned
   Sao Paulo, Brazil................     Sales Office                                                       Leased
   Welland, Canada..................     Sales Office                                                       Owned
   Beijing, China...................     Sales Office                                                       Leased
   Hong Kong, China.................     Sales Office                                                       Leased
   Monterrey, Mexico................     Electrode Manufacturing Facility and Sales Office                  Owned
   Meyerton, South Africa...........     Electrode Manufacturing Facility and Sales Office                  Owned


---------------

     We believe that our facilities, which are of varying ages and types of construction, are in good condition, are suitable for our operations and generally provide sufficient capacity to meet our requirements for the foreseeable future.

ITEM 3.       LEGAL PROCEEDINGS

ANTITRUST INVESTIGATIONS

     In April 1998, pursuant to a plea agreement between the Antitrust Division of the U.S. Department of Justice (the "DOJ") and UCAR, UCAR pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The plea agreement was approved by the U.S. District Court for the Eastern District of Pennsylvania (the "DISTRICT COURT") and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. Payments due in 1998, 1999 and 2000 were timely made. At our request in January 2001, the due date of each of the remaining three payments was deferred by one year and, at our request in January 2002, the payment schedule for the remaining $60 million due was revised to require a $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million, through January 2007. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. In January 2002, the statutory rate of interest was 2.13% per annum. Accrued interest will be payable together with each quarterly payment. The revised payment schedule has been approved by the District Court.

     In March 1999, pursuant to a plea agreement between our Canadian subsidiary and the Canadian Competition Bureau, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. The relevant Canadian court approved the plea agreement and, as a result, under the plea agreement we will not be subject to prosecution by the Canadian Competition Bureau with respect to any other violations of Canadian antitrust law occurring prior to the date of the plea agreement. The fine was timely paid.

     In March 1999, the Japanese antitrust authority issued a warning letter to the four Japanese graphite electrode producers. While the Japanese antitrust authority did not issue a similar warning to us, the warning letter issued to the Japanese producers did reference us as a member of an alleged cartel.

     In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. We have no facilities or employees in Korea. We have received requests for information from the Korean antitrust authority. We are cooperating with the Korean antitrust authority in its continuing investigation. In connection therewith, we have produced and are producing documents and/or witnesses. In February 2002, we became aware that the Korean antitrust authority had issued its Examiner's Report alleging that we and other producers of graphite electrodes violated Korean antitrust law in connection with the sale of graphite electrodes. We believe that the maximum fine, if any, for such a violation is 5% of a company's sales of the relevant products in Korea during the period of the violation (or about $5 million in our case) and that any such fine would be subject to reduction for cooperation. In

March 2002, we were advised that the Korean antitrust authority, after holding a hearing on this matter, assessed a fine against us in the amount of 676 million KRW (approximately $510,000 at the exchange rate in effect on March 21, 2002). Five other graphite electrode producers were also fined by the Korean antitrust authority in amounts ranging up to 4,396 million KRW (approximately $3.3 million at the exchange rate in effect on March 21, 2002). Our fine, which represented ..5% of our sales during the relevant time period and was the lowest fine as a percentage of sales imposed by the Korean antitrust authority, was substantially reduced as a result of our cooperation with the authority during their investigation.

     In January 2000, the Directorate General-Competition of the Commission of the European Communities, the antitrust enforcement authority of the European Union (the "EU COMPETITION AUTHORITY"), issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. On July 18, 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed a fine of [euro]50.4 million (about $45 million at exchange rates in effect at December 31, 2001) against us. Seven other graphite electrode producers were also fined under the decision, with fines ranging up to [euro]80.2 million. From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We are discussing payment terms with the EU Competition Authority. After an in-depth analysis of the decision, however, in October 2001, we filed an appeal to the Court of First Instance of the European Communities in Luxembourg challenging the amount of the fine. Appeals of this type may take two years or longer to be decided and the fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with the EU Competition Authority regarding the appropriate form of security for payment of the fine during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal to the Court to waive the requirement for security or to allow us to provide alternative security for payment. We cannot predict how or when the Court would rule on such interim appeal.

     In the 2001 second quarter, we learned that the Brazilian antitrust authorities requested written information from various steelmakers in Brazil. We have not received a request for information from the Brazilian antitrust authorities.

     Except as described above, the antitrust investigations against us in the U.S., Canada, the European Union and Japan have been resolved. We are continuing to cooperate with some of the antitrust authorities in their continuing investigations of other producers and distributors of graphite electrodes. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by antitrust authorities in Brazil or other jurisdictions.

     The guilty pleas and decisions described above make it more difficult for us to defend against other investigations as well as civil lawsuits and claims. We have been vigorously protecting, and intend to continue to vigorously protect, our interests in connection with the investigations described above. We may, however, at any time settle any possible unresolved charges.

ANTITRUST LAWSUITS

     Through December 31, 2001, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes. One of the settlements also covers the actual and respective potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments due thereunder have been timely made.

     In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the District Court (the "FOREIGN CUSTOMER LAWSUITS"). The first complaint, entitled FERROMIN INTERNATIONAL TRADE CORPORATION, ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP NEW ZEALAND LTD. ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled SAUDI IRON AND STEEL COMPANY V. UCAR INTERNATIONAL INC., ET AL., was filed by a steelmaker who is located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs' claims. Appeals have been filed by the plaintiffs and the defendants with the Third Circuit Court of Appeals with regard to these dismissals. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals.

     In 1999 and 2000, we were served with three complaints commencing three civil antitrust lawsuits (the "CARBON ELECTRODE LAWSUITS"). The first complaint, filed in the District Court, is entitled GLOBE METALLURGICAL, INC. V. UCAR INTERNATIONAL INC., ET AL. The second complaint, filed in the U.S. Bankruptcy Court for the Northern District of Ohio, is entitled IN RE SIMETCO, INC. The third complaint, filed in the U.S. District Court for the Southern District of West Virginia, is entitled ELKEM METALS COMPANY INC and ELKEM METALS COMPANY ALLOY LLP V. UCAR CARBON COMPANY INC., ET AL. SGL Carbon AG is also named as a defendant in the first complaint and SGL Carbon Corporation is also named as a defendant in the first and third complaints. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. We filed motions to dismiss the second and third complaints. In May 2001, our motion to dismiss the second complaint was denied. In October 2001, we settled the lawsuit commenced by the third complaint. The guilty pleas and decisions described above do not relate to carbon electrodes.

     The foreign customer lawsuits and two of the three carbon electrode lawsuits are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against these remaining lawsuits as well as all threatened lawsuits and possible unasserted claims. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims. It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

1997 AND 2001 SECOND QUARTER ANTITRUST EARNINGS CHARGES

     We recorded a pre-tax charge of $340 million against results of operations for 1997 and, as a result of the assessment of a fine by the EU Competition Authority, we recorded a pre-tax charge of an additional $10 million against results of operations for the 2001 second quarter, as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The aggregate reserve of $350 million is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. In the aggregate (including the assessment of the fine by the EU Competition Authority, the assessment of the fine by the Korean antitrust authority and the additional $10 million charge), the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charge of $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at December 31, 2001, $350 million represents our estimate of these liabilities and expenses. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits and claims.

     Through December 31, 2001, we have paid an aggregate of $249 million of fines and net settlement and expense payments and $11 million of imputed interest. At December 31, 2001, $101 million remained in the reserve. The balance of the reserve is available for the fine assessed by the DOJ, the EU Competition Authority, the Korean antitrust authority and other matters. The aggregate amount of remaining committed payments for imputed interest at December 31, 2001 (without giving effect to the more favorable restructured payment schedule for the fine payable to the DOJ established in January 2002) was about $9 million.

OTHER PROCEEDINGS AGAINST US

     We are involved in various other investigations, lawsuits, claims and other legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on us.

LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS

     In February 2000, at the direction of a special committee of independent directors of UCAR's Board of Directors, we commenced a lawsuit in the U.S. District Court for the Southern District of New York against our former parents, Mitsubishi and Union Carbide. The other defendants named in the lawsuit include two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of our 1995 leveraged equity recapitalization, Hiroshi Kawamura and Robert D. Kennedy. Mr. Kennedy, who was a director of UCAR at the time the lawsuit was commenced, resigned as such on March 14, 2000.

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

     Based on the allegations summarized above, we are seeking to recover from Mitsubishi and Union Carbide more than $1.5 billion in damages, including interest. Some of our claims provide for joint and several liability; however, damages from our various claims would not generally be additive to each other.

     The defendants have filed motions to dismiss this lawsuit and a motion to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. Oral hearings were held on those motions in the 2001 first and second quarters. No decision on those motions has been rendered.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is listed on the NYSE under the trading symbol "UCR" or, after the change in the name of UCAR to GrafTech International Ltd. becomes effective, "GTI". The closing sale price of our common stock was $10.70 on December 31, 2001, the last trading day of our last fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported by the NYSE:

                                             HIGH                  LOW
                                             ----                  ---
2000:
         First Quarter..........             $24.50               $13.19
         Second Quarter.........              14.69                12.00
         Third Quarter..........              16.44                11.88
         Fourth Quarter.........              12.81                 8.25
2001:
         First Quarter..........              13.85                 9.19
         Second Quarter.........              15.14                10.36
         Third Quarter..........              13.30                 8.35
         Fourth Quarter.........              10.89                 7.00

     As of February 28, 2002, there were 45 record holders of common stock. We estimate that about 3,500 stockholders are represented by nominees.

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

DIVIDEND POLICIES AND RESTRICTIONS

     It is the current policy of UCAR's Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of UCAR's Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Senior Facilities and the Senior Notes and other factors deemed relevant by UCAR's Board of Directors. We do not anticipate paying any cash dividends.

     UCAR is a holding company that derives substantially all of its cash flow from UCAR Global and UCAR Finance. UCAR's ability to pay dividends or repurchase common stock from earnings or cash flow from operating or investing activities is dependent upon the earnings and cash flow from operating or investing activities of UCAR Global and its subsidiaries and the distribution of those earnings and cash flows by UCAR Global to UCAR.

     Under the Senior Facilities, UCAR is permitted to pay dividends on common stock and repurchase common stock only in an annual aggregate amount of $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000. In addition, UCAR Global is permitted to pay dividends to UCAR for those purposes and also in respect of UCAR's administrative fees and expenses and to fund payments in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims. The total amount of dividends to fund those payments (in each case, excluding certain imputed interest), plus the total amount paid on intercompany debt owed to UCAR for the same purpose (in each case, excluding certain imputed interest), plus the amount of additional reserves created with respect to these investigations, lawsuits and claims may not exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt, other than the Senior Notes, incurred by us that is not incurred under the Senior Facilities).

     Under the Senior Notes, UCAR is permitted to pay dividends on common stock and repurchase common stock only in a cumulative (from February 15, 2002) amount of $25 million (subject to reduction if we make other restricted payments), plus, if certain leverage ratio requirements are satisfied, an amount of up to the sum of 50% of certain cumulative (from April 1, 2002) consolidated net income, 100% of net cash proceeds from certain sales of common stock (subsequent to February 15, 2002) and certain investment returns. We are also permitted to repurchase common stock from present or former directors, officers or employees of up to the lesser of $5 million annually or $10 million on a cumulative basis from February 15, 2002. UCAR Global is permitted to pay dividends to UCAR for those and other purposes.

RECENT SALES OF UNREGISTERED SECURITIES

     In 2001, certain of our officers and other employees elected to defer an aggregate of $43,667 in compensation pursuant to our compensation deferral program. The amount that we will be obligated to pay them, at the expiration of the deferral period, with respect to the deferred compensation will equal the value, at such expiration, of an aggregate of 3,362 shares of common stock. That number of shares equals the aggregate number of shares of common stock which could have been purchased at market prices on the respective dates of deferral. Such transactions were exempt from registration under Section 4(2) of the Securities Act of 1933 because the transactions did not involve the public offering of securities.

ITEM 6.       SELECTED FINANCIAL DATA

     The following selected consolidated financial data at and for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 have been derived from our audited annual Consolidated Financial Statements, except for the data under "Other Operating Data." The data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Report.

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                               1997            1998         1999         2000          2001
                                                               ----            ----         ----         ----          ----
                                                                    (Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
   Net sales.......................................       $    1,097     $       947   $      831   $      776    $      654
   Gross profit (a)..................................            411             343          258          216           185
   Selling, administrative and other expenses........            115             103           86           86            78
   Restructuring charges (credit) (b)................              -              86           (6)           6            12
   Impairment loss on long-lived and other assets (c)              -              60           35            3            80
   Antitrust investigations and related lawsuits and
     claims (d)......................................            340               -            -            -            10
   Securities class action and stockholder derivative
     lawsuits (e)....................................              -               -           13           (1)            -
   Corporate realignment and related expenses (f)....              -               -            -            -             2
   Operating profit (loss) (a)(b)(c)(d)(e)...........            (58)             77          130          111           (10)
   Interest expense..................................             64              73           84           75            60
   Provision for income taxes........................             39              32            1           10            15
   Income (loss) before extraordinary
     items (a)(b)(c)(d)(e)...........................           (160)            (30)          42           23           (87)
   Extraordinary items, net of tax (g)...............              -               7            -           13             -
   Net income (loss)(a)(b)(c)(d)(e)(g)..............           (160)            (37)          42           10           (87)

      Earnings (loss) per common share:
      Basic:  Income (loss) before extraordinary
                items................................     $    (3.49)   $      (0.66)$       0.94   $     0.51    $    (1.75)
                                                           =========      ==========    =========    =========     =========
              Net income (loss)......................     $    (3.49)   $      (0.83)$       0.94   $     0.22    $    (1.75)
                                                           =========      ==========    =========    =========     =========
              Weighted average common shares
                outstanding (IN THOUSANDS)...........         45,963          44,972       45,114       45,224        49,720
      Diluted:  Income (loss) before extraordinary
                items................................     $    (3.49)   $      (0.66)  $     0.91   $     0.50    $    (1.75)
                                                           =========      ==========    =========    =========     =========
              Net income (loss)......................     $    (3.49)   $      (0.83)$       0.91   $     0.22    $    (1.75)
                                                           =========      ==========    =========    =========     =========
              Weighted average common shares
                outstanding (IN THOUSANDS)...........         45,963          44,972       46,503       45,813        49,720

OTHER FINANCIAL DATA:
   Gross profit margin (a)...........................           37.5%           36.2%        31.0%        27.8%         28.3%
   Operating profit (loss) margin....................           (5.3)            8.1         15.6         14.3          (1.5)
   Depreciation and amortization.....................     $       49    $         51   $       45   $       43    $       36
   Capital expenditures..............................             79              52           56           52            40
   Cash flow provided by (used in) operations........            172             (29)          80          94             17
   Cash flow used in investing activities............           (221)            (31)         (39)         (50)          (39)

OTHER OPERATING DATA:
   Ratio of earnings to fixed charges (h)............              -               -         1.54x        1.30x            -
   EBITDA (i)........................................     $       (9)   $        217   $      212   $      157    $      110
   Adjusted EBITDA (i)...............................            331             274          225          164           130


                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                               1997            1998         1999         2000          2001
                                                               ----            ----         ----         ----          ----
                                                                    (Dollars in millions, except per share data)
   Quantity of graphite electrodes sold
         (thousands of metric tons) (j)(k)...........            242             211          206          217           174

BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents.........................     $       58     $        58   $       17   $       47    $       38
   Total assets......................................          1,262           1,137          933          908           797
   Total debt........................................            732             804          722          735           638
   Net debt..........................................            674             746          705          688           600
   Other long-term obligations.......................            313             266          224          209           231
   Balance of reserve for antitrust investigations,
     lawsuits and claims.............................            337             195          131          107           101
   Other long term obligations (excluding the reserve
     for antitrust investigations, lawsuits and
     claims) (l).....................................            150             149          120          126           132
   Stockholders' equity (deficit)....................           (227)           (287)        (293)        (316)         (332)
   Working capital...................................             94             203          105          101           112


----------------------

(a) For 1999, includes an $8 million charge for the write-down to lower of cost or market of certain advanced graphite materials inventory.

(b) For 1998, represents costs recorded in connection with closing graphite electrode operations in Canada and Germany and the consolidation of certain corporate administrative offices. These costs consisted primarily of severance, write-offs of fixed assets and environmental and other shutdown costs. For 1999, represents a net reduction in the estimate of shutdown costs recorded in 1998. For 2000, represents a $2 million charge in connection with the restructuring of our advanced graphite materials business and a $4 million charge in connection with a corporate restructuring involving workforce reduction. These costs consisted primarily of severance. For 2001, represents a $7 million charge for restructuring costs in connection with the closure of graphite electrode manufacturing operations in Tennessee and coal calcining operations in New York and relocation of corporate headquarters, which consisted primarily of severance, and a $5 million charge in connection with the mothballing of our graphite electrode operations in Italy.

(c) Represents impairment losses on long-lived assets associated with our Russian assets in 1998, our advanced graphite materials assets in 1999 and our cathode assets in 2000. For 2001, represents a $51 million charge related to our graphite electrode assets in Tennessee, $1 million charge related to our calcined coal assets in New York, $1 million charge related to our advanced graphite materials assets, $24 million charge related to our graphite electrode assets in Italy and $3 million charge related to impairment losses on securities.

(d) Represents estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

(e) Represents estimated liabilities and expenses in connection with securities class action and stockholder derivative lawsuits, $1 million of which was reversed in 2000.

(f) Represents costs in connection with the corporate realignment of our subsidiaries.

(g) The 1998 extraordinary item and 2000 extraordinary item resulted from early extinguishment of debt in connection with our debt refinancing and debt recapitalization.

(h) The ratio of earnings to fixed charges has been computed by dividing (i) earnings before income taxes, plus fixed charges (excluding capitalized interest) and amortization of capitalized interest by (ii) fixed charges, which consist of interest charges (including capitalized interest) plus the portion of rental expense that includes an interest factor. In 1997, earnings were insufficient to cover fixed charges by $122 million due to, among other things, the $340 million charge recorded in connection with estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Earnings were insufficient to cover fixed charges by $3 million in 1998 and by $69 million in 2001 due to, among other things, restructuring charges and impairment losses on long-lived and other assets.

(i) EBITDA, for this purpose, means operating profit (loss), plus depreciation, amortization, impairment losses on long-lived and other assets, impairment losses on investments, inventory write-downs (in each case as described above) and that portion of restructuring charges (credits) applicable to non-cash asset write-offs. The amount of restructuring charges (credits) applicable to non-cash asset write-offs was a charge of $29 million in 1998, a credit of $6 million in 1999 and a charge of $4 million in 2001. Adjusted EBITDA, for this purpose, means EBITDA plus the cash portion of restructuring charges (credits), charges (credits) for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, securities class actions and stockholder derivative lawsuits, the charge related to the withdrawn public offering by Graftech and the charges in connection with the corporate realignment of our subsidiaries. We believe that EBITDA and Adjusted EBITDA are generally accepted as providing useful information regarding a company's ability to incur and service debt. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from continuing operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our method for calculating EBITDA or Adjusted EBITDA may not be comparable to methods used by other companies and is not the same as the method for calculating EBITDA under the Senior Facilities or the Senior Notes. The following table sets forth, for the periods indicated, the calculation of EBITDA and Adjusted EBITDA:

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                         1997     1998     1999     2000    2001
                                                                         ----     ----     ----     ----    ----
                                                                                 (Dollars in millions)

         Operating profit (loss) (a)(b)(c)(d)(e)..................        $(58)   $ 77     $130     $111     $(10)
         Depreciation and amortization............................          49      51       45       43       36
         Impairment loss on long-lived and other assets (c).......           -      60       35        3       80
         Write-down of advanced graphite materials inventory (a)..           -       -        8        -        -
         Non-cash portion of restructuring charges (credits)......           -      29       (6)       -        4
                                                                          ----    ----     ----     ----     ----
         EBITDA...................................................          (9)    217      212      157      110
         Cash portion of restructuring charges (credits)..........           -      57        -        6        8
         Corporate realignment and related expenses...............           -       -        -        -        2
         Expenses related to the withdrawn Graftech offering......           -       -        -        2        -
         Antitrust investigations and related lawsuits and claims
             (d)..................................................         340       -        -        -       10
         Securities class action and stockholder derivative
             lawsuits (e).........................................           -       -       13       (1)       -
                                                                          ----    ----     ----     ----     ----
         Adjusted EBITDA..........................................        $331    $274     $225     $164     $130
                                                                          ====    ====     ====     ====     ====


(j) Excludes graphite electrodes sold by our South African subsidiary, before it became wholly owned on April 21, 1997, of 8,000 metric tons in 1997.

(k) Management believes the quantity of graphite electrodes sold in the 1997 fourth quarter was impacted by customer buy-ins in advance of price increases effective in January 1998.

(l) Represents pension, post-retirement and related benefits, employee severance liabilities and miscellaneous other long term obligations.

     The following quarterly selected consolidated financial data have been derived from the Consolidated Financial Statements for the periods indicated, which have not been audited. The data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Report.



                                                     FIRST        SECOND            THIRD         FOURTH
                                                    QUARTER       QUARTER          QUARTER        QUARTER
                                                    -------       -------          -------        -------
                                                         (Dollars in millions, except per share data)
2000:

    Net sales...........................           $    195      $       199      $      192      $       190
    Gross profit........................                 57               56              53               50
    Income (loss) before extraordinary
       item.............................                  2               11               7                3
    Net income (loss) (a)(b)(c).........                (11)              11               7                3

    Basic income (loss) per share
       before extraordinary item........           $   0.04      $      0.24      $     0.16      $      0.07
                                                    =======        =========        ========        =========
    Basic net income (loss) per share...           $  (0.25)    $       0.24      $     0.16      $      0.07
                                                    =======        =========        ========        =========

    Diluted income (loss) per share
       before extraordinary item........           $   0.04      $      0.24      $     0.16      $      0.07
                                                    =======        =========        ========        =========
    Diluted net income (loss) per share.           $  (0.24)    $       0.24      $     0.16      $      0.07
                                                    =======        =========        ========        =========

2001:

    Net sales...........................           $    171      $       171      $      157      $       155
    Gross profit........................                 49               51              43               42
    Net income (loss) (d)(e)............                  3              (39)              4              (55)

    Basic net income (loss) per share...           $   0.07      $     (0.87)    $      0.07      $     (0.98)
                                                    =======        =========        ========        =========
    Diluted net income (loss) per share.           $   0.07      $     (0.87)    $      0.07      $     (0.98)
                                                    =======        =========        ========        =========


----------------------

(a) The 2000 first quarter includes an extraordinary charge of $13 million in connection with the early extinguishment of debt and a restructuring charge of $6 million in connection with a restructuring of our advanced graphite materials business.

(b) The 2000 third quarter includes a restructuring credit of $4 million arising from a reversal of a portion of the restructuring charge related to our advanced graphite materials business and a charge of $3 million related to the impairment of long-lived cathode assets.

(c) The 2000 fourth quarter includes a restructuring charge of $4 million in connection with a corporate restructuring, mainly for severance and related benefits associated with a workforce reduction.

(d) The 2001 second quarter includes a restructuring charge of $5 million related to our U.S. graphite electrode operations, a charge of $53 million related to the impairment of long-lived graphite electrode assets and calcined coal assets in the U.S., and a charge of $10 million related to antitrust investigations and related lawsuits and claims.

(e) The 2001 fourth quarter includes a restructuring charge of $7 million related primarily to our Italian graphite electrode operations, a charge of $24 million related to the impairment of long-lived graphite electrode assets located in Italy, a $3 million charge related to impairment of securities, and a $29 million charge related to adjustments related to capitalizations of foreign tax credits to investment in affiliates and settlement of audits and adjustments to reserves.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are one of the world's largest manufacturers and providers of high quality natural and synthetic graphite- and carbon-based products and services, offering energy solutions to industry-leading customers worldwide. We manufacture graphite and carbon electrodes and cathodes, used primarily in electric arc furnace steel production and aluminum smelting. We also manufacture other natural and synthetic graphite and carbon products used in, and provide services to, the fuel cell power generation, electronics, semiconductor and transportation markets. We believe that we have the leading market share in all of our major product lines. We have over 100 years of experience in the research and development of graphite and carbon technology, and currently hold numerous patents related to this technology.

     We are a global business, selling our products and engineering and technical services in more than 70 countries. We have 13 manufacturing facilities strategically located in Brazil, Mexico, South Africa, France, Spain, Russia and the U.S., and a planned joint venture manufacturing facility located in China, which, subject to receipt of required Chinese governmental approvals, is expected to commence operations in 2003.

REALIGNMENT

     In early 2001, we launched a strategic initiative to strengthen our competitive position and to change our corporate vision from an industrial products company to an energy solutions company. In connection with this initiative, we have realigned our company and management around two new operating divisions, our Graphite Power Systems Division and our Advanced Energy Technology Division. We believe that this realignment is enabling us to develop and implement strategies uniquely designed to maximize the value of each of our businesses. We may also adopt compensation plans designed to incentivize management of each division on a basis consistent with its particular strategies. In addition, we believe that this transparent, unified divisional focus has and will continue to better enable us to structure and enter into strategic alliances beneficial to each respective division.

     We are also realigning the corporate organizational structure of our subsidiaries. Upon completion of this corporate realignment, most of the businesses of each division will be segregated into separate companies along divisional lines. In addition, because most of the operations, net sales and growth opportunities of our Graphite Power Systems Division are located outside the U.S., most of its operations will be held by our Swiss subsidiary or its subsidiaries. Most of our technology will continue to be held by our U.S. subsidiaries.

     As part of our new major cost savings plan announced in January 2002, we are using opportunities created by this corporate organizational realignment to change our U.S. benefit plans, improve cash management, intellectual property management and corporate services delivery, reduce associated costs, reduce taxes and reallocate intercompany debt. This reallocation of intercompany debt will better match intercompany debt with cash flow from operations. Debt service on our intercompany debt provides an important source of funds to repay our debt to third parties, including the Senior Facilities and the Senior Notes.

OUR DIVISIONS

     Our Graphite Power Systems Division manufactures and delivers high quality graphite and carbon electrodes and cathodes and related services that are key components of the conductive power systems used to produce steel, aluminum and other non-ferrous metals. Graphite electrodes are consumed in the production of steel in electric arc furnaces, the steel making technology used by all "mini-mills." Mini-mills constitute the higher long term growth sector of the steel industry. Graphite electrodes are also consumed in the refining steel in ladle furnaces and in other smelting processes. Our graphite electrodes accounted for about 79% of this division's net sales during 2001. Carbon electrodes are used in the production of silicon metal, a raw material primarily used in the manufacture of aluminum. Graphite and carbon cathodes are used in aluminum smelting.

     Our Advanced Energy Technology Division develops, manufactures and sells high quality, highly engineered natural and synthetic graphite- and carbon-based energy technologies, products and services for both established and high-growth-potential markets. We currently sell these products primarily to the transportation, chemical, petrochemical, fuel cell power generation and electronic thermal management markets. In addition, we provide cost effective technical services to a broad range of markets and license our proprietary technology in markets where we do not anticipate engaging in manufacturing ourselves. We believe that this division will be successful because of our patented and proprietary technologies related to graphite and carbon materials science and our processing and manufacturing technology.

     Natural graphite-based products, including flexible graphite, are developed and manufactured by our subsidiary, Graftech. Our synthetic graphite- and carbon-based products are developed and manufactured by our Advanced Graphite Materials and Advanced Carbon Materials business units, respectively. These business units include our former graphite and carbon specialties businesses. Our technology licensing and technical services are marketed and sold by our HT2 business unit.

COST REDUCTION PLANS

     OVERVIEW. UCAR's Board of Directors adopted a global restructuring and rationalization plan in September 1998 and we launched additional initiatives to enhance the plan in October 1999. The 1998 plan strengthened our position as a low cost supplier. It also enabled us to largely maintain cash flow from operations (before antitrust fines and net settlements and expenses, securities class action and shareholder derivative settlements and restructuring payments), gross profit margins and operating profit margins despite the difficult economic conditions that generally affected the steel and metals industries for most of the period since September 1998. The 1998 plan is now completed. By the end of 2001, we delivered recurring annualized run rate cost savings of $132 million. In January 2002, we announced a new major cost savings plan. Like the 1998 plan, we believe that the 2002 plan is by far the most aggressive major cost reduction plan being implemented in the graphite and carbon industry.

     2002 PLAN. In January 2002, we announced a new major cost savings plan designed to generate cost savings to strengthen our balance sheet. The key elements of the 2002 plan consist of:

     o the rationalization of graphite electrode manufacturing capacity at our higher cost facilities and the incremental expansion of capacity at our lower cost facilities;

     o the redesign and implementation of changes in our U.S. benefit plans for active and retired employees;

     o the implementation of work process changes, including consolidating and streamlining order fulfillment, purchasing, finance and accounting, and human resource processes, along with the identification and implementation of outsourcing opportunities;

     o the implementation of additional plant and corporate overhead cost reduction projects; and

     o the corporate realignment of our subsidiaries, consistent with the operational realignment of our businesses into two operating divisions, to generate significant tax savings.

     As part of the 2002 plan, we intend to mothball our graphite electrode manufacturing operations in Caserta, Italy. We expect the mothballing to be completed during the 2002 first half. These operations have the capacity to manufacture 26,000 metric tons of graphite electrodes annually. After the shutdown of our operations in Tennessee in the 2001 third quarter, these operations are our highest cost graphite electrode manufacturing operations. We expect to further incrementally expand graphite electrode manufacturing capacity at our facilities in Mexico, France and Spain over the next twelve months. After the mothballing and incremental expansion, our total annual graphite electrode manufacturing capacity will remain about 210,000 metric tons.

     We have identified a number of additional plant and overhead cost reduction projects. One of the major projects is employee benefit plan redesign. We have redesigned and implemented changes in our retiree medical insurance plan and our U.S. retirement and savings plans for active and retired employees. These benefit plan changes will result in annual cost savings of more than $14 million. We expect that about half of the other plant and overhead cost reduction projects will be completed in 2002.

     The corporate realignment of our subsidiaries is expected to be completed in the 2002 first half and result in substantial tax savings. As a result of the corporate realignment of our subsidiaries, the effective tax rate for 2002, excluding non-recurring charges or benefits associated with the realignment, is expected to be 35%.

     We intend to sell real estate, non-strategic businesses and certain other non-strategic assets over the next two years. We anticipate that the aggregate estimated pre-tax, cash proceeds from these sales will total $75 million by the end of 2003. The non-strategic businesses contributed net sales of about $25 million in 2001.

     We estimate that the 2002 plan will generate cumulative cost savings of about $45 million by the end of 2002, $120 million by the end of 2003 and $200 million by the end of 2004, and recurring annual savings of $80 million by the end of 2004. These savings are additive to those which we achieved by the end of 2001 under the 1998 plan that is now completed. The following table summarizes the targeted savings under the 2002 plan:


                                       SUMMARY OF PROJECTED ANNUAL COST SAVINGS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 2002        2003        2004      CUMULATIVE
                                                                 ----        ----        ----      ----------
                                                                   (PRE-TAX DOLLARS IN MILLIONS)
Cost of sales:
    Graphite Power Systems Division...................         $    24     $    43     $    43     $     110
    Advanced Energy Technology Division...............               4           4           4            12
                                                                 -----       -----       -----       -------

Total cost of sales...................................              28          47          47           122
Overhead costs........................................               9          10          11            30

       Total cost of sales and overhead costs.........              37          57          58           152
                                                                 -----       -----       -----       -------

Interest expense savings due to the 2002 plan.........               2           8          12            22
Tax expense...........................................               6          10          10            26
                                                                 -----       -----       -----       -------

       Total savings..................................         $    45     $    75     $    80     $     200
                                                                 =====       =====       =====       =======



     We believe that the 2002 plan will:

     o further strengthen our position and our competitive advantage as a low cost supplier to the steel and other metals industries;

     o better enable us to largely maintain our gross profit margin and operating margin during the current global economic downturn;

     o rationalize our capacity to manufacture both higher value added "supersize" ultra-high power graphite electrodes as well as cost competitive high power small diameter graphite electrodes for ladle furnaces;

     o further improve our position to benefit, in terms of operations, earnings and cash flow from operations, from the expected cyclical recovery in electric arc furnace steel production; and

     o enable us to further reduce total debt, which should result in reductions in interest expense (interest expense reductions do not take into account higher interest expense resulting from the sale of the Senior Notes).

     As we undertake the mothballing of our Italian graphite electrode operations during the 2002 first half, we expect working capital requirements to temporarily increase similar to what we experienced with the closure of our U.S. graphite electrode operations. Net debt levels will increase during the 2002 first half as a result of these working capital needs and the seasonally lower graphite electrode sales.

     The 2002 plan requires about $20 million of cash exit costs and resulted in $29 million of non-cash restructuring charges and impairment losses on long-lived assets. These costs are additive to the $3 million of cash exit costs and $57 million of non-cash restructuring charges and impairment losses on long-lived assets related to the shutdown of our U.S. graphite electrode operations.

     The mothballing of our graphite electrode operations in Italy will enable us to avoid annually an average of $2 million of otherwise necessary capital expenditures. We expect to make the planned incremental expansions of graphite electrode manufacturing capacity for capital expenditures of $15 million and complete such expansion within twelve months.

     1998 PLAN. The key elements of our global restructuring and rationalization plan announced in September 1998 and enhanced in October 1999 included:

     o the shutdown of our graphite electrode manufacturing operations at our facilities in Canada and Germany; and

     o the consolidation of administrative functions with the relocation of our corporate headquarters to Tennessee (which have subsequently been relocated to Delaware) and our European headquarters to Switzerland.

     We also downsized our graphite electrode manufacturing operations at our facilities in Russia. As a result of the 1998 plan and other cost savings initiatives, we have reduced our average graphite electrode production cost per metric ton by the end of 2001 by 15% since the 1998 fourth quarter.

     OTHER COST REDUCTION ACTIVITIES. Since 1998, we have initiated other cost reduction activities. Some of these activities will continue while the 2002 plan is being implemented.

     We have evaluated every aspect of our supply chain and improved and continue to improve performance through realignment and standardization of critical business processes, standardization of enterprise wide systems, and improvement of information technology infrastructures and interfaces with trading partners. We reduced inventory levels from 1998 by about 33%, or to about $180 million, by the end of 2001 and reduced our cash cycle time, as compared to 1998, by about 25% by the end of 2001.

     During late 1999 and into the 2000 first quarter, our graphite specialties business, which now is part of our Advanced Graphite Materials business unit, experienced significant adverse change that indicated the need for assessing the recoverability of the long-lived assets of this business. These assets were located primarily at our plant in Clarksburg, West Virginia. We estimated the future undiscounted cash flows expected to result from the use of these assets and concluded they were below the respective carrying amounts. Accordingly, we recorded an impairment loss of $35 million in the 1999 fourth quarter for the unrecoverable portion of these assets, effectively writing down the carrying value of the long-lived assets to their estimated fair value of $6 million. In 2000, we restructured the business. The key elements of the restructuring included elimination of certain product lines and rationalization of operations of the remaining product lines. Accordingly, in the 2000 first quarter, we recorded a restructuring charge of $6 million. In the 2000 third quarter, based on subsequent developments, we decided not to demolish certain buildings. Accordingly, we reversed $4 million of the charge related thereto. The $2 million balance of the charge related primarily to severance costs.

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

     In the 2001 second quarter, we recorded a $58 million charge for restructuring and impairment loss on long-lived assets related to the shutdown of our graphite electrode manufacturing operations at our facilities in Clarksville and Columbia, Tennessee. In 2000, these operations were our highest cost graphite electrode manufacturing operations. We expect that the shutdown will result in total annual cost savings of $18 million and will enable us to avoid about $9 million in otherwise necessary capital expenditures. Certain of these cost savings were realized in 2001 and the balance will be delivered in 2002. The shutdown was completed on schedule near the end of the 2001 third quarter. We incrementally expanded graphite electrode manufacturing capacity at our facilities in Mexico, Spain and South Africa for a capital investment of about $3 million.

     In the 2001 third quarter, we recorded a $2 million charge for restructuring and impairment loss on long-lived assets related to the realignment of our businesses into our Advanced Energy Technology Division and Graphite Power Systems Division, the relocation of our corporate headquarters and the shutdown of our coal calcining operations located in Niagara Falls, New York. We are shutting down our coal calcining operations primarily because we have entered into a five-year agreement to purchase calcined coal from a third party at a lower net effective cost than we can produce it for ourselves. The shutdown was completed at the end of 2001. As part of the business realignment, we have centralized management functions of our Advanced Energy Technology Division in Cleveland, Ohio, and management functions of our Graphite Power Systems Division in Etoy, Switzerland. On December 21, 2001, we relocated our corporate headquarters, consisting of about 10 employees, from Nashville, Tennessee, to Wilmington, Delaware. The charge relates primarily to a workforce reduction of 24 employees.

     In the 2001 third quarter, we reversed $2 million of prior restructuring charges based on revised lower estimates of workforce reductions and plant closure costs and we reclassified $4 million of prior restructuring charges related to on-site waste disposal post monitoring costs to the other long term obligations.

     In the 2001 fourth quarter, we recorded an impairment loss on long-lived and other assets of $27 million, $24 million of which was associated with the mothballing of our Italian graphite electrode operations. We also recorded a $7 million non-cash restructuring charge, $5 million of which was associated with our Italian operations and $2 million of which was associated with the shutdown of our U.S. graphite electrode operations in addition to the charge recorded in the 2001 second quarter.

POWER OF ONE BUSINESS TRANSFORMATION INITIATIVE

     We began to implement in 2000 and we are continuing to implement a global business transformation initiative entitled POWER OF ONE. POWER OF ONE is a coordinated global self-assessment and business process rationalization and transformation initiative driving one consistent theme throughout our organization: "BECOMING THE BEST." We believe that the initiative is accelerating development and implementation of business opportunities and developing leadership skills more broadly within all management levels as well as supporting our efforts to reduce costs and working capital needs, improve efficiencies and product quality, shorten cycle times and achieve "BEST IN CLASS" performance. Through December 31, 2001, our investment in the initiative included about $4 million of consulting fees and $3 million of capital expenditures, primarily for advanced planning and scheduling supply chain software and global treasury management systems. We believe that most of the future investment for this initiative will be funded from realized cost savings.

     Effective April 2001, we entered into a ten year service contract with CGI Group Inc. pursuant to which CGI became the delivery arm for our global information technology service requirements, including the design and implementation of our global information and advanced manufacturing and demand planning processes, using J.D. Edwards software. Through this contract, we are transforming our information technology service capability into an efficient, high quality enabler for our global supply chain initiatives as well as a contributor to our cost reduction objectives. Under the outsourcing provisions of this contract, CGI manages our data center services, networks, desktops, telecommunications and legacy systems. Through this contract, we believe that we will be able to leverage the resources of CGI to assist us in achieving our information technology goals and our target cost savings.

     As part of the 2002 plan, we are also implementing global work process changes, including consolidating and streamlining our order fulfillment, purchasing, finance and accounting and human resource processes, along with the identification and implementation of outsourcing opportunities, targeted for completion by the end of 2003.

GLOBAL ECONOMIC CONDITIONS AND OUTLOOK

     We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions affecting the markets for our products fluctuate.

     Throughout 1998 and the 1999 first quarter, electric arc furnace steel production declined as a result of adverse global and regional economic conditions. A recovery began in the 1999 second quarter that lasted through mid-2000. Beginning in mid-2000, economic conditions began to weaken in North America, becoming more severe in the 2000 fourth quarter. Even with this weakening, worldwide electric arc furnace steel production was 285 million metric tons in 2000 (about 34% of total steel production).

     The economic weakening in North America continued and became more severe in 2001. More than 24 steel companies in the U.S. filed for protection under the U.S. Bankruptcy Code during the past two years. Moreover, notwithstanding a substantial decrease in steel production in the U.S., steel inventories, particularly those held by steel service centers, remain high relative to shipments. In March 2002, President Bush announced his decision to impose tariffs of up to 30% on most imported steel as part of a broader plan to rescue the nation's financially troubled steel industry. We cannot predict at this time whether and to what extent this development will impact us.

     The impact of the economic weakness in North America on other regional economies became more severe during 2001. Steel production declined in Brazil in the 2001 second and third quarters by about 10% as compared to the 2000 second and third quarters. This decline was caused both by shortages of electricity brought on by a drought that reduced hydroelectric power generation (although Brazil is now beginning to experience some relief from the drought) as well as by the weakening in global economic conditions. Brazil may also be impacted by the recent currency crisis occurring in Argentina. There has also been a weakening in the demand for steel in Asia (except for China where electric arc furnace steel production has remained relatively stable).

     This global economic weakness has been exacerbated by the impact on economic conditions of the terrorist acts in the U.S. in September 2001. We believe that worldwide electric arc furnace steel production declined in 2001 by about 4% as compared to 2000 and is about the same as compared to 1999 (a total of about 275 million metric tons, about 33% of total steel production).

     These fluctuations in electric arc furnace steel production resulted in corresponding fluctuations in demand for graphite electrodes. We estimate that worldwide graphite electrode demand increased by about 4% in 2000 as compared to 1999, but declined by about 10% in 2001 as compared to 2000. Overall pricing worldwide was weak throughout most of this period. However, we implemented increases in local currency selling prices of our graphite electrodes in 2000 and early 2001 in Europe, the Asia Pacific region, the Middle East and South Africa. Recently, we have not been able to maintain all of these price increases. We continue to face pricing pressures worldwide.

     We are experiencing intense competition in the graphite electrode industry. One of our U.S. competitors, Carbide/Graphite Group, filed for protection under the U.S. Bankruptcy Code in October 2001. In order to seek to minimize our credit risks, we have reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. Our unpaid trade receivables from steel companies in the U.S. that have filed for protection under the U.S. Bankruptcy Code during the past two years have aggregated only 1.4% of net sales of graphite electrodes in the U.S. during the same period. Our volume of graphite electrodes sold increased by 5% in 2000 as compared to 1999, but declined by about 20% in 2001 as compared to 2000. The decline in our volume of graphite electrodes sold in 2001 as compared to 2000 was due to the decline in electric arc furnace steel production as well as our efforts to implement and maintain local currency selling price increases and our efforts to seek to minimize credit risks.

     In 1998 and 1999, demand and prices for most of our other products sold to the metals and transportation industries were adversely affected by the same global and regional economic conditions that affected graphite electrodes. In the 1999 second quarter, however, worldwide demand by customers for many of these products began to gradually recover. During 2000, demand for most of these products as a group was relatively stable. Overall pricing did not strengthen. The global and regional economic conditions that have impacted demand and prices for graphite electrodes since mid-2000 have also similarly impacted demand and prices for most of these products (other than graphite cathodes). Demand and prices for graphite cathodes has remained relatively strong since the recovery began in 1999 primarily due to construction of new aluminum smelters using graphite cathodes, even as old smelters using carbon cathodes are removed from service.

     We believe that business conditions for most of our products (other than cathodes) will remain challenging through 2002 and that a recovery in the steel, metals and transportation industries will not occur until the 2002 second half, at the earliest. Assuming economic conditions are the same in 2002 as they were in the 2001 fourth quarter, we expect a modest increase in our volume of graphite electrodes sold in the 2002 second half primarily due to an increase in our market share as we continue to implement our enterprise selling and other strategies. We expect prices to weaken in 2002 as compared to 2001, primarily in North America. We expect our cost reductions to largely mitigate the impact on gross profit of continued pressure on net sales.

     Our outlook could be significantly impacted by changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in tax and fiscal policies by the U.S. and other governments, the occurrence of further terrorist acts and developments (including increases in security, transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from the terrorist acts in the U.S. in September 2001 and the war on terrorism, and changes in global and regional economic conditions. As a result of the terrorist acts of September 11, we could face higher insurance premiums in the future as well as higher costs associated with maintaining security at our facilities and ensuring that we will have the necessary equipment and data to back up our systems.

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

     We have developed a strategic alliance in the cathode business with Pechiney, the world's recognized leader in aluminum smelting technology. To broaden our alliance, in March 2001, we contributed our Brazilian cathode manufacturing operations to Carbone Savoie. Pechiney, the 30% minority owner of Carbone Savoie, contributed approximately $9 million in cash to Carbone Savoie as part of this transaction. The cash contribution is being used to upgrade manufacturing operations in Brazil and France, which is expected to be completed by the end of the 2002 first quarter. Ownership in Carbone Savoie remains 70% by us and 30% by Pechiney. Under our now broadened alliance, Carbone Savoie holds our entire cathode manufacturing capacity. With these upgrades, we believe that we will be positioned as the quality leader in the low cost production of graphite cathodes, the preferred technology for deployment in new aluminum smelting furnaces due to their ability to provide substantial improvements in process efficiency. Our graphite cathodes are sold to Pechiney for use in its own plants under a long term supply contract and marketed to its licensees as well as to third parties.

     In April 2001, we entered into a joint venture agreement with Jilin to produce and sell high-quality graphite electrodes in China, which we believe to be the largest market for graphite electrodes in the world. Jilin is the largest producer of graphite electrodes and other graphite and carbon products in China. We believe that our share of the Asian market for graphite electrodes was only about 3% in 2001 as compared to our worldwide market share (excluding the Asian market) of about 24% in 2001. We believe that this low cost facility will provide us with an excellent platform to expand our market share, both in China and the rest of Asia.

     Under the joint venture agreement, Jilin has agreed that the joint venture facilities will be its exclusive facilities for manufacturing 22 inch and 24-inch ultra high power electrodes required by the more modern and efficient electric arc furnaces, which steelmakers are installing in China and the rest of Asia as they upgrade their operations. As a result, Jilin will be replacing a portion of its existing production with production by the joint venture.

     The joint venture is expected to:

     o have capacity to manufacture about 20,000 metric tons of graphite electrodes annually;

     o configure its facilities so as to be expandable to about 30,000 metric tons;

     o    utilize renovated capacity at Jilin's main facility in Jilin City; and

     o complete additions at another site in Changchun that were begun by Jilin.

     The new joint venture facility is expected to commence operations in 2003. We will contribute $6 million of cash plus technical assistance for a 25% ownership interest in the joint venture. The completion of the parties' capital contributions to the joint venture is subject to the receipt of required Chinese governmental approvals.

     We have been working with Ballard Power Systems since 1992 on developing natural graphite-based materials for use in Ballard Power Systems fuel cells for power generation. In June 2001, our subsidiary, Graftech, entered into a new exclusive development and collaboration agreement and a new exclusive long term supply agreement with Ballard Power Systems, which significantly expand the scope and term of the prior agreements. In addition, Ballard Power Systems became a strategic investor in Graftech, investing $5 million in shares of Ballard Power Systems common stock for a 2.5% equity ownership interest, to support the development and commercialization of natural graphite-based materials and components for proton exchange membrane fuel cells.

     The scope of the new exclusive development and collaboration agreement includes natural graphite-based materials and components, including flow field plates and gas diffusion layers, for use in proton exchange membrane fuel cells and fuel cell systems for transportation, stationary and portable applications. The initial term of this agreement extends through 2011. Under the new supply agreement, we will be the exclusive manufacturer and supplier of natural graphite-based materials for Ballard Power Systems fuel cells and fuel cell systems. We will also be the exclusive manufacturer of natural graphite-based components, other than those components that Ballard Power Systems manufactures for itself. The initial term of this agreement, which contains customary terms and conditions, extends through 2016. We have the right to manufacture and sell, after agreed upon release dates, natural graphite-based materials and components for use in proton exchange membrane fuel cells to other parties in the fuel cell industry.

FINANCING TRANSACTIONS

     2002 PRIVATE SENIOR NOTE OFFERING. In February 2002, we completed a private offering of $400 million aggregate principal amount of Senior Notes at a price of 100% of principal amount. The Senior Notes bear interest at an annual rate of 10.25% and mature in 2012. The net proceeds from that offering were $387 million. We used net proceeds from the first $250 million of Senior Notes sold and 50% of the net proceeds from the balance of the Senior Notes sold to repay term loans under the Senior Facilities. We used the balance of the net proceeds to reduce amounts outstanding under our revolving credit facility under the Senior Facilities. At December 31, 2001, on an as adjusted basis after giving effect to the Senior Notes offering, the application of the net proceeds and the corporate realignment of our subsidiaries, the Senior Facilities would have constituted $245 million of our total debt of $651 million.

     Repayments of the principal of term loans under the Senior Facilities, consisting of Tranche A Term Loans and Tranche B Term Loans, with net proceeds from the Senior Notes were applied to the repayment of each tranche in proportion to the principal amounts thereof then outstanding (except to the extent that Tranche B lenders elected to decline their proportional prepayment) and to scheduled maturities of each tranche in the order in which they were due. After repayment, the aggregate principal amount payable each year under the Tranche A and Tranche B Term Loans is as follows: no payments in 2002, 2003 or 2004, $26 million in 2005, $26 million in 2006 and $164 million in 2007.

     2001 PUBLIC EQUITY OFFERING. In July 2001, we completed a public offering of 10,350,000 shares of common stock at a public offering price of $9.50 per share. The net proceeds from that offering were $91 million. 60% of the net proceeds were used to prepay term loans under the Senior Facilities. The balance of the net proceeds will be used to fund growth and expansion of our Advanced Energy Technology Division, including growth through acquisitions, and, pending such use, has been applied to reduce outstanding balance under our revolving credit facility.

     SENIOR FACILITIES. In November 1998, our prior senior secured credit facilities were refinanced and the indenture governing our previously outstanding senior subordinated notes was amended. In connection with the refinancing, we obtained additional term debt of $210 million. We undertook the refinancing to enable us to pay antitrust fines, liabilities and expenses and to strengthen our financial condition by extending maturities of some of our debt.

     In February 2000, we completed a debt recapitalization. We obtained the Senior Facilities, which were amended in October 2000, April 2001, July 2001, December 2001 and February 2002. The Senior Facilities consist of a six year term loan facility in the initial amount of $137 million and [euro]161 million, an eight year term loan facility in the initial amount of $350 million and a six year revolving credit facility in the amount of [euro]250 million. We used the net proceeds from the Senior Facilities to repay and terminate our prior senior secured credit facilities, to redeem our previously outstanding senior subordinated notes at a redemption price of 104.5% of the principal amount redeemed, plus accrued interest, to repay certain other debt and to pay related expenses. We recorded an extraordinary charge of $13 million, net of tax, in connection with our debt recapitalization. The charge includes the redemption premium on the senior subordinated notes, bank, legal, accounting, filing and other fees and expenses, and write-off of deferred debt issuance costs. The debt recapitalization lowered our average annual interest rate, extended the average maturities of our debt and replaced our financial and other covenants. In light of changes in conditions affecting our industry, changes in global and regional economic conditions, our recent financial performance and other factors, we closely monitor our compliance with those covenants.

     In February 2002, the Senior Facilities were amended to, among other things, permit us to issue the Senior Notes. In connection with this amendment and completion of the offering of the Senior Notes, we expect to record an extraordinary charge of $3 million ($2 million after tax) in the 2002 first quarter relating primarily to write-off of fees incurred in the 2000 first quarter relating to the portion of the Tranche A and Tranche B Term Loans that were repaid with net proceeds from that offering.

LITIGATION AGAINST OUR FORMER PARENT COMPANIES INITIATED BY US

     In February 2000, we commenced a lawsuit against our former parents, Mitsubishi and Union Carbide. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with the recapitalization were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in UCAR and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. The defendants have filed motions to dismiss this lawsuit and a motion to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. Oral hearings were held on those motions in the 2001 first and second quarters. No decision on those motions has been rendered. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through December 31, 2001, we had incurred about $4 million of these legal expenses.

ANTITRUST AND OTHER LITIGATION AGAINST US

     Since 1997, we have been subject to antitrust investigations by antitrust authorities in the U.S., the European Union, Canada, Japan and Korea. We have also learned that the Brazilian antitrust authorities have requested written information from various steel makers in Brazil. In addition, civil antitrust lawsuits have been commenced and threatened against us and other producers and distributors of graphite and carbon products in the U.S., Canada and elsewhere. We recorded a pre-tax charge against results of operations for 1997 in the amount of $340 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

     In April 1998, UCAR pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine in the aggregate amount of $110 million, payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The payments due in 1998, 1999 and 2000 were timely made. In January 2001, at our request, the due date of each of the remaining three payments was deferred by one year. We have finalized discussions with the U.S. Department of Justice to restructure the payment schedule for the remaining $60 million due. The revised payment schedule requires a $2.5 million payment in 2002, a $5.0 million payment in 2003 and, beginning with the 2004 second quarter, quarterly payments ranging from $3.25 million to $5.375 million through the 2007 first quarter. Interest will begin to accrue on the unpaid balance, commencing with the 2004 second quarter, at the statutory rate of interest then in effect. In January 2002, the current statutory rate of interest was 2.13% per annum. Of the $110 million aggregate amount and before giving effect to the restructured payment schedule, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. In March 1999, our Canadian subsidiary pled guilty to a one count change of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. The payment was timely made.

     In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violations of Korean antitrust law by producers and distributors of graphite electrodes. We have received requests for information from the Korean antitrust authority. We are cooperating with the Korean antitrust authority in its continuing investigation. In connection therewith, we have produced and are producing documents and/or witnesses. In February 2002, we became aware that the Korean antitrust authority had issued its Examiner's Report alleging that we and other producers of graphite electrodes violated the Korean antitrust law in connection with the sale of graphite electrodes. The maximum fine, if any, for such a violation is 5% of a company's sales of the relevant product during the period of violation, a maximum fine of about $5 million in our case. Any such fine would be subject to reduction for cooperation. In March 2002, we were advised that the Korean antitrust authority, after holding a hearing on this matter, assessed a fine against us in the amount of 676 million KRW (approximately $510,000 at the exchange rate in effect on March 21, 2002). Five other graphite electrode producers were also fined by the Korean antitrust authority in amounts ranging up to 4,396 million KRW (approximately $3.3 million at the exchange rate in effect on March 21, 2002). Our fine, which represented .5% of our sales during the relevant time period and was the lowest fine as a percentage of sales imposed by the Korean antitrust authority, was substantially reduced as a result of our cooperation with the authority during their investigation.

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

     We are continuing to cooperate with the U.S. and Canadian antitrust authorities in their continuing investigations of other producers and distributors of graphite electrodes.

     It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by authorities in Brazil or other jurisdictions. It is also possible that additional antitrust lawsuits and claims could be asserted against us in the U.S. or other jurisdictions.

     We have settled, among others, virtually all of the graphite electrode antitrust claims by steel makers in the U.S. and Canada as well as antitrust claims by certain other customers. Payment of virtually all of the settlements has been made. None of the settlement or plea agreements contains restrictions on future prices of our graphite electrodes. There remain, however, certain pending lawsuits and claims.

     Through December 31, 2001, we have paid an aggregate of $249 million of fines and net settlement and expense payments and $11 million of imputed interest. At December 31, 2001, $101 million remained in the reserve. The balance of the reserve is available for the balance of the fine payable by us to the U.S. Department of Justice that was imposed in 1998 (excluding imputed interest thereon), the fine assessed against us by the antitrust authority of the European

Union in July 2001, the fine assessed against us by the Korean antitrust authority in March 2002 and other antitrust related matters. The aggregate amount of remaining committed payments for imputed interest at December 31, 2001 (without giving effect to the more favorable restructured payment schedule for the fine payable to the U.S. Department of Justice established in January 2002) was about $9 million.

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

     UCAR had been named as a defendant in a stockholder derivative lawsuit and as a defendant in a securities class action lawsuit, each of which was based, in part, on the subject matter of the antitrust investigations, lawsuits and claims. In October 1999, UCAR and the other defendants settled these lawsuits for an aggregate of $40.5 million, of which $11 million was paid by us. These settlements have become final. We recorded a charge of $13 million, which included $2 million of unreimbursed expenses, in the 1999 third quarter in connection with these settlements. In the 2000 second quarter, we reversed $1 million of this charge because expenses were lower than expected.

CUSTOMER BASE

     We are a global company and serve all major geographic markets. Sales of our products to customers outside the U.S. accounted for about 70% of our net sales in 2001. Our customer base includes both steel makers and non-steel makers. In 2001, three of our ten largest customers were purchasers of non-graphite electrode products. In 2001, five of our ten largest customers were based in Europe, two were in the U.S. and one was in each of Africa, Canada and Brazil. No single customer or group of affiliated customers accounted for more than 6% of our net sales in 2001.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Operations and the increase or decrease (expressed as a percentage of such item in the comparable prior period) of such items:


                                                               FOR THE YEAR ENDED                 PERCENTAGE INCREASE
                                                                  DECEMBER 31,                         (DECREASE)
                                                                  ------------                         ----------
                                                       1999           2000          2001       1999 TO 2000  2000 TO 2001
                                                       ----           ----          ----       ------------  ------------
                                                             (Dollars in millions)
Net sales......................................        $     831     $    776       $    654           (7)%        (16)%
Cost of sales..................................              573          560            469           (2)         (16)
                                                        --------      -------        -------    ---------     --------
Gross profit...................................              258          216            185          (16)         (14)
Research and development.......................                9           11             12           22            9
Selling, administrative and other expenses.....               86           86             78            -           (9)
Other (income) expense, net....................               (9)           -              1          N/M          N/M
Operating profit...............................              130          111            (10)         (15)        (109)


---------------------
N/M: Not Meaningful

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Consolidated Statements of
Operations:


                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                          1999              2000           2001
                                                          ----              ----           ----

Net sales.......................................         100.0%             100.0%        100.0%
Cost of sales...................................          69.0               72.2          71.7
                                                         ------            -------        ------
Gross profit....................................          31.0               27.8          28.3
Research and development........................           1.1                1.4           1.8
Selling, administrative
  and other expenses............................          10.3               11.0          11.9
Other (income) expenses, net....................          (1.1)                 -            .2
Operating profit................................          15.6               14.3          (1.5)


     The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Operations and certain information as to gross profit margins related to our two business segments, our Graphite Power Systems Division and Advanced Energy Technology Division:

                                                GRAPHITE POWER SYSTEMS DIVISION          ADVANCED ENERGY TECHNOLOGY
                                                                                                  DIVISION
                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,                       FOR THE YEAR ENDED
                                                         -------------                          DECEMBER 31,
                                                                                                ------------
                                                 1999        2000        2001         1999        2000         2001
                                                 ----        ----        ----         ----        ----         ----
                                                                      (Dollars in millions)
Net sales...............................       $   700      $   651      $    525     $    131    $    125    $    129
Cost of sales...........................           464          467           378          109          93          91
                                                 -----        -----        ------       ------      ------      ------
Gross profit............................       $   236      $   184      $    147     $     22    $     32    $     38
                                                 =====        =====        ======       ======      ======      ======

Gross profit margin.....................          33.7%        28.3%         28.0%        16.8%       25.6%       29.6%


     2001 COMPARED TO 2000. Net sales in 2001 were $654 million, a decrease of $122 million, or 16%, from net sales in 2000 of $776 million. Gross profit in 2001 was $185 million, a decrease of $31 million, or 14%, from gross profit in 2000 of $216 million. Gross profit margin in 2001 was 28.3% of net sales as compared to gross profit margin in 2000 of 27.8% of net sales. The decrease in net sales and gross profit was primarily due to lower sales volume of most of our products, particularly graphite electrodes, which represented about $104 million of the decrease in net sales, primarily due to depressed steel industry conditions. The increase in gross profit margin percentage was primarily due to the fact that the percentage decrease in net sales was less than the percentage decrease in cost of sales, due primarily to lower production levels and benefits from our cost savings activities.

     GRAPHITE POWER SYSTEMS DIVISION. Net sales decreased 19%, or $126 million, to $525 million in 2001 from $651 million in 2000. The decrease was primarily attributable to a decrease in average sales revenue per metric ton of graphite electrodes and lower sales volumes for graphite electrodes and cathodes. The volume of graphite electrodes sold decreased 43,000 metric tons, or 20%, to 174,000 metric tons in 2001 as compared to 217,000 metric tons in 2000. The decrease in volume of graphite electrodes sold represented a decrease in net sales of about $104 million. The decrease was primarily a result of continued lower North American steel production, weaker demand in Europe and Brazil and actions taken to manage credit risk. The average sales revenue per metric ton (in U.S. dollars and net changes in currency exchange rates) of our graphite electrodes was $2,341 in 2001 as compared to $2,379 in 2000. The reduced average sales revenue per metric ton of graphite electrodes represented a decrease of about $6 million in net sales. Unfavorable changes in currency exchange rates represented a reduction of about $15 million in net sales of graphite electrodes, more than offsetting the benefits of increases in selling prices in local currencies in certain foreign countries. Volume of cathodes sold was 33,000 metric tons in 2001 as compared to 35,000 metric tons in 2000. Cost of sales decreased 19%, or $89 million, to $378 million in 2001 from $467 million in 2000. The decrease in cost of sales was primarily due to lower volume sold and a lower average graphite electrode cost of sales per metric ton. The average graphite electrode cost of sales per metric ton was $1,691 in 2001 as compared to $1,725 in 2000. The reduction in average graphite electrode cost of sales per metric ton was primarily due to cost savings and lower average fixed cost per metric ton due to facility closures and, to lesser extent, changes in currency exchange rates. Gross profit decreased 20%, or $37 million, to $147 million (28.0% of net sales) in 2001 from $184 million (28.3% of net sales) in 2000. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than the percentage decrease in cost of sales.

     ADVANCED ENERGY TECHNOLOGY DIVISION. Net sales increased 3%, or $4 million, to $129 million in 2001 from $125 million in 2000. The increase was primarily due to cyclical increases in volume of refractories sold and in sales of products to customers in the aerospace industry, new business sales and an increase in technical service and technology license fees, partially offset by a decrease in volume of flexible graphite sold for gasket applications due to lower demand from the automotive industry as well as a decrease in products sold to the semiconductor and industrial sectors. Cost of sales decreased 2%, or $2 million, to $91 million in 2001 from $93 million in 2000. The decline was primarily due to the product mix and cost savings activities. Gross profit increased 19%, or $6 million, to $38 million (29.6% of net sales) in 2001 from $32 million (25.6% of net sales) in 2000. The increase in gross profit margin was due to the increase in net sales and decrease in cost of sales.

     OPERATING PROFIT (LOSS) OF US AS A WHOLE. Operating loss was $10 million in 2001 as compared to operating profit of $111 million in 2000. Operating profit in 2001 was impacted by a $80 million impairment loss on long-lived and other assets, a $12 million restructuring charge, primarily related to our U.S. and Italian graphite electrode operations, a $10 million charge related to antitrust investigations and related lawsuits and claims, and a $2 million charge related to the corporate realignment of our subsidiaries. Operating profit in 2000 was impacted by a $2 million write-off of costs incurred in connection with a proposed initial public offering by Graftech that was withdrawn as well as an aggregate of $8 million in special items consisting of a $1 million credit related to securities class action and stockholder derivative lawsuits, a net restructuring charge relating to our advanced graphite materials business, an impairment loss on long-lived cathode assets and a corporate restructuring involving a workforce reduction.

     Selling, administrative and other expense declined $8 million to $78 million in 2001 from $86 million in 2000, primarily due to reduced corporate spending.

     Other (income) expense, net was $1 million in 2001 as compared to nil in 2000. We recorded other (income) expense in both periods resulting from various non-operational activities, including gains from currency transactions. Excluding the impact of those special charges, items and costs, operating profit would have been $94 million (14.4% of net sales) in 2001 as compared to $121 million (15.6% of net sales) in 2000.

     OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense decreased to $60 million in 2001 from $75 million in 2000. The decrease was due to lower average annual interest rates and lower average total debt outstanding. Our average outstanding total debt was $683 million in 2001 as compared to $780 million in 2000 and our average annual interest rate was 8.1% in 2001 as compared to 9.0% in 2000. These average annual interest rates exclude imputed interest on antitrust fines.

     Provision for income taxes was $15 million for 2001 as compared to $10 million for 2000. During 2001, the provision for income taxes reflected a 35% effective rate, excluding the impact of impairment losses on long-lived and other assets, restructuring charges, the charge related to antitrust investigations and related lawsuits and claims, and the charge related to the corporate realignment of our subsidiaries. For 2000, the provision for income taxes reflected a 30% effective rate. The increase in the effective rate in 2001 was primarily due to a high proportion of income from higher tax jurisdictions.

     As a result of the changes described above, net loss was $87 million in 2001, a decrease of $97 million from net income of $10 million in 2000.

     2000 COMPARED TO 1999. Net sales were $776 million, a decrease of $55 million, or 7%, from net sales in 1999 of $831 million. Gross profit in 2000 was $216 million, a decrease of $42 million, or 16%, from gross profit in 1999 of $258 million. Gross profit margin in 2000 was 27.8% of net sales as compared to gross profit margin in 1999 of 31.0% of net sales. The decrease in net sales and gross profit was primarily due to lower average sales revenue per metric ton of graphite electrodes and the impact of currency exchange rate changes. The impact of those factors was partially offset by lower costs of sales per metric ton of graphite electrodes and higher volumes of graphite electrodes sold. The lower average sales revenue per metric ton was due primarily to changes in regional economic conditions, which resulted in a higher percentage of the volume of our graphite electrodes being sold in non-North American markets that have lower pricing structures than North American markets, as well as competitive pricing pressures. The lower cost of sales per metric ton was primarily due to cost savings and lower average fixed cost per metric ton due to higher average annual production levels. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than the percentage decrease in costs of sales.

     GRAPHITE POWER SYSTEMS DIVISION. Net sales decreased 7%, or $49 million, to $651 million in 2000 from $700 million in 1999. The decrease was primarily attributable to a decrease in average sales revenue per metric ton of electrodes offset by higher sales volumes for electrodes and cathodes. The volume of graphite electrodes sold increased 11,000 metric tons, or 5%, to 217,000 metric tons in 2000 as compared to 206,000 metric tons in 1999. The increase in volume of graphite electrodes sold represented an increase in net sales of about $28 million. The average sales revenue per metric ton (in U.S. dollars and net changes in currency exchange rates) of our graphite electrodes was $2,379 in 2000 as compared to $2,676 in 1999. The reduced average sales revenue of graphite electrodes per metric ton represented a decrease of about $64 million in net sales. This reduction was largely attributable to lower graphite electrode selling prices and, to a lesser extent, changes in product mix. Currency exchange rate changes for electrode and cathode sales, particularly the decline in the euro against the dollar, represented a decrease of about $45 million in net sales. Volume of cathodes sold was 35,000 metric tons in 2000 as compared to 31,000 metric tons in 1999. Cost of sales increased 1%, or $3 million, to $467 million in 2000 from $464 million in 1999. The increase in cost of sales was primarily due to higher volume sold, partially offset by lower average cost of sales per metric ton for graphite electrodes. The average graphite electrode cost of sales per metric ton was $1,725 in 2000 as compared to $1,783 in 1999. The reduction in average graphite electrode cost of sales per metric ton was primarily due to cost savings and lower average fixed cost per metric ton due to higher production levels and, to lesser extent, changes in currency exchange rates. Gross profit decreased 22%, or $52 million, to $184 million (28.3% of net sales) in 2000 from $236 million (33.7% of net sales) in 1999. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than the percentage decrease in cost of sales.

     ADVANCED ENERGY TECHNOLOGY DIVISION. Net sales decreased 5%, or $6 million, to $125 million in 2000 from $131 million in 1999. The decrease was primarily attributable to a decrease in net sales of advanced graphite materials due to the elimination of certain product lines in connection with the restructuring of our advanced graphite materials business and, to a lesser extent, lower prices for advanced graphite materials. Cost of sales decreased 15%, or $16 million, to $93 million in 2000 from $109 million in 1999. The decline was primarily due to the write-down of advanced graphite materials inventory in 1999 and the elimination of certain advanced graphite materials product lines. As a result of the changes described above, gross profit increased 45%, or $10 million, to $32 million (25.6% of net sales) in 2000 from $22 million (16.8% of net sales) in 1999. Excluding the $8 million write-down of advanced graphite materials inventory in 1999, gross profit margin increased to 25.6% in 2000 from 22.9% in 1999. The increase in gross profit margin was due to the fact that the decline in cost of sales exceeded the decline in net sales.

     OPERATING PROFIT OF US AS A WHOLE. Operating profit was $111 million, or 14.3% of net sales, in 2000 as compared to $130 million, or 15.6% of net sales, in 1999. Operating profit in 2000 was impacted by a $2 million write-off costs incurred in connection with a proposed initial public offering by Graftech that was withdrawn as well as an aggregate of $9 million in special items consisting of a net restructuring charge relating to our advanced graphite materials business, an impairment loss on long-lived cathode assets and a corporate restructuring involving a workforce reduction. Operating profit in 1999 was impacted by a $35 million impairment loss on long-lived advanced graphite materials assets, a $13 million charge for the settlement of securities class action and stockholder derivative lawsuits, and a $6 million restructuring credit related to plant closure activities. Excluding these special items, operating profit in 2000 was $50 million lower than in 1999 due mainly to lower gross profit and lower other (income) expense, net.

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

     OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense decreased to $75 million in 2000 from $84 million in 1999. The decrease primarily resulted from our refinancing completed in February 2000, which resulted in a decrease in our average annual interest rate. Our average outstanding total debt was $780 million in 2000 as compared to $782 million in 1999 and our average annual interest rate was 9.0% in 2000 as compared to 10.7% in 1999. These average annual interest rates exclude imputed interest on the antitrust fines.

     Provision for income taxes was $10 million for 2000 as compared to $1 million in 1999. During 2000, the provision for income taxes reflected a 30% effective rate, excluding the impact of the write-off of costs incurred in connection with the proposed initial public offering by Graftech that was withdrawn and the impact of restructuring charges (credits) and impairment losses. This is lower than the U.S. federal income tax rate of 35% primarily as a result of tax planning strategies, earnings repatriation plans, tax settlements, re-assessment of valuation allowances, and earnings resulting from consolidated entities with lower effective rates. For 1999, the provision for income taxes reflected a 23% effective rate. The increase in the effective rate in 2000 was primarily due to a high proportion of income from higher tax jurisdictions, which was partially offset by a $20 million reduction in the deferred tax asset valuation allowance on foreign tax credits. This reduction was based on a re-assessment in 2000 of our U.S. tax profile and associated tax planning strategies.

     As a result of the changes described above, net income was $10 million in 2000, a decrease of $32 million from net income of $42 million in 1999.

EFFECTS OF INFLATION

     In general, our results of operations and financial condition are affected by the inflation in each country in which we have a manufacturing facility. During 1999 through the 2000 first half, the effects of inflation on our cost of sales in the U.S. and foreign countries (except for highly inflationary countries) have been generally mitigated by a combination of improved operating efficiency and permanent on-going cost savings. Accordingly, during that period, these effects were not material to us. From mid-2000 through mid-2001, we experienced higher energy and raw material costs primarily due to the substantial increase in the worldwide market price of oil and natural gas. During the latter part of that period, we were able to similarly mitigate the effects of those increases on our cost of sales. We have not experienced significant inflation since mid-2001. We cannot assure that future increases in our costs will not exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

     We account for our non-U.S. subsidiaries under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Accordingly, their assets and liabilities are translated into dollars for consolidation and reporting purposes. Foreign currency translation adjustments are generally recorded as part of stockholders' equity and identified as accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until such time as their operations are sold or substantially or completely liquidated.

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

     We have always considered Russia to have a highly inflationary economy. Accordingly, translation gains and losses for our Russian operations are included in the Consolidated Statements of Operations in 1999, 2000 and 2001.

     Prior to August 1, 2000, our Swiss subsidiary used the dollar as its functional currency. Beginning August 1, 2000, our Swiss subsidiary began using the euro as its functional currency because its operations became predominantly euro-denominated.

     Foreign currency translation adjustments decreasing stockholders' equity amounted to $48 million, including $33 million associated with our Brazilian subsidiary, in 1999, $35 million, including $23 million associated with our South African subsidiary, in 2000 and $29 million, including $21 million associated with our South African subsidiary, in 2001.

EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES

     We incur manufacturing costs and sell our products in multiple currencies. As a result, in general, our results of operations, cash flows and financial condition are affected by changes in currency exchange rates as well as by inflation in countries with highly inflationary economies where we have manufacturing facilities. To manage certain exposures to risks caused by changes in currency exchange rates, we use various off-balance sheet financial instruments. To account for translation of foreign currencies into dollars for consolidation and reporting purposes, we record foreign currency translation adjustments in accumulated other comprehensive income (loss) as part of stockholders' equity in the Consolidated Balance Sheets, except in the case of operations in highly inflationary economies (or which use the dollar as their functional currency) where we record foreign currency translation gains and losses as part of other (income) expense, net in the Consolidated Statement of Operations. We also record foreign currency transaction gains and losses as part of other (income) expense, net.

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

     Over the past three years, many of the foreign countries in which we have a manufacturing facility, particularly Brazil, have been subject to significant economic pressures, which have impacted inflation and currency exchange rates affecting those countries. As a result, many of the currencies in which we manufacture and sell our products weakened against the dollar. During 1999, the Brazilian real substantially devalued. During 2000, the South African rand declined about 19%, the euro declined about 6% and the Brazilian real declined about 8%. During 2001, the euro declined about 5%, the Brazilian real declined about 16% and the South African rand declined about 36%. The net impact of currency changes included in other (income) expense, net was a gain of $2 million in 1999, a gain of $4 million in 2000 and a gain of $2 million in 2001. In the case of net sales of graphite electrodes, the impact was a reduction of $19 million in 1999 (excluding $24 million in 1999 due to the lowering of prices by our Brazilian subsidiary because of competitive cost advantages resulting from the decline in the Brazilian real), a reduction of $36 million in 2000 and a reduction of $15 million in 2001. We sought to mitigate these adverse impacts on net sales by increasing local currency prices for some of our products in various regions as circumstances permitted. We cannot predict changes in currency exchange rates in the future or whether those changes will have positive or negative impacts on our net sales or cost of sales. We cannot assure you that we would be able to mitigate any adverse effects of such changes.

     To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments. The amount of currency exchange contracts used by us to minimize these risks was $69 million at December 31, 2000 and $37 million at December 31, 2001.

     Total outstanding dollar-denominated debt of our foreign subsidiaries (excluding our Russian and Mexican subsidiaries (and, since December 31, 1999, our Swiss subsidiary), which used the dollar as their functional currency) was nil at December 31, 2000 and 2001. Changes in the currency exchange rates between the dollar and the currencies in the countries in which these excluded subsidiaries are located result in foreign currency gains and losses that are reported in other (income) expense, net in the Consolidated Statements of Operations.

     Our foreign subsidiaries with dollar-denominated debt have entered into currency exchange contracts to protect against changes in currency exchange rates. The amount of such contracts was $61 million at December 31, 2000 and nil at December 31, 2001. We believe that such contracts reduce our exposure to changes in currency exchange rates related to such borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of funds have consisted principally of invested capital, cash flow from operations, debt financing and, since July 2001, net proceeds from our public offering of common stock. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures, payment of fines, liabilities and expenses in connection with investigations, lawsuits and claims and payment of restructuring costs.

     We are highly leveraged and have substantial obligations in connection with antitrust investigations, lawsuits and claims. We had total debt of $638 million and a stockholders' deficit of $332 million at December 31, 2001 as compared to total debt of $735 million and a stockholders' deficit of $316 million at December 31, 2000. At December 31, 2001, a substantial portion of our debt has variable interest rates. In addition, if we are required to pay or issue a letter of credit to secure payment of the fine assessed by the antitrust authority of the European Union pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under (or secured by a letter of credit that would constitute a borrowing under) our revolving credit facility. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent operating results.

     Cash and cash equivalents were $38 million at December 31, 2001 as compared to $47 million at December 31, 2000. Net debt (which is total debt, net of cash, cash equivalents and short-term investments) was $600 million at December 31, 2001 as compared to $688 million at December 31, 2000.

     DEBT REDUCTION. As a result of our high leverage and substantial obligations in connection with antitrust investigations, lawsuits and claims, changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, we have placed high priority on efforts to manage cash and reduce debt. During 2000, we were able to generate $43 million of positive cash flow from working capital. As a result, during 2000, we reduced our net debt by more than $14 million while, at the same time, paying $30 million of antitrust fines and net settlement and expense payments and restructuring payments. During 2001, we were able to maintain a relatively stable net debt level (excluding the net proceeds from our equity offering in July 2001) while, at the same time, paying $34 million in restructuring payments and antitrust fines and net settlement and expense payments.

     CASH FLOW AND PLANS TO MANAGE LIQUIDITY. For at least the past five years, we have had positive annual cash flow from operations, excluding payments in connection with restructurings and investigations, lawsuits and claims. Typically, the first quarter of each year results in neutral or negative cash flow from operations (after deducting cash used for capital expenditures and excluding payments in connection with restructurings and investigations, lawsuits and claims and payment of interest on our previously outstanding senior subordinated notes (which have since been redeemed)) due to various factors. These factors include customer order patterns, customer buy-ins in advance of annual price increases, working capital requirements and payment of variable compensation with respect to the immediately preceding year. Typically, the other three quarters result in significant positive cash flow from operations (after deducting cash used for capital expenditures). The third quarter tends to produce relatively less positive cash flow primarily as a result of scheduled plant shutdowns by our customers for vacations. Following a recovery in the steel and other metals and transportation industries, we believe that cash flow trends would follow this historical pattern.

     We use, and are dependent on, funds available under our revolving credit facility, including continued compliance with the financial covenants under the Senior Facilities, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. We believe that our cost savings will, over the next one to two years, continue to improve our cash flow from operations for a given level of net sales. Improvements in cash flow from operations resulting from these initiatives are being partially offset by associated cash implementation costs, while they are being implemented.

     Our high leverage and substantial obligations in connection with antitrust investigations, lawsuits and claims could have a material impact on our liquidity. Cash flow from operations services payment of our debt and these obligations, thereby reducing funds available to us for other purposes. Our leverage and these obligations make us more vulnerable to economic downturns or in the event that these obligations are greater or timing of payment is sooner than expected.

     Our ability to service our debt as it comes due is dependent on our future financial and operating performance. Our ability to maintain compliance with the covenants under the Senior Facilities is also dependent on our future financial and operating performance. This performance, in turn is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, developments in antitrust investigations, lawsuits and claims involving us and inflation in raw material, energy and other costs.

     We cannot assure you that our cash flow from operations and capital resources will be sufficient to enable us to meet our debt service and other obligations when due. Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the financial covenants under the Senior Facilities. The breach of any of the covenants under the Senior Facilities, unless waived by the lenders, would be a default under the Senior Facilities.

This would permit the lenders to accelerate the maturity of the Senior Facilities. It would also permit the lenders to terminate their commitments to extend credit under our revolving credit facility. This would have an immediate material adverse effect on our liquidity. An acceleration of maturity of the Senior Facilities or a breach of the covenants contained in the Senior Notes would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. Acceleration of maturity of the Senior Notes would permit the lenders to accelerate the maturity of the Senior Facilities and terminate their commitments to extend credit under our revolving credit facility. If we were unable to repay our debt to the lenders or holders, the lenders and holders could proceed against the collateral securing the Senior Facilities and the Senior Notes, respectively, and exercise all other rights available to them. If we were unable to repay our debt to the lenders or the holders, or otherwise obtain a waiver from the lenders or the holders, we could be required to limit or discontinue, temporarily or permanently, certain of our business plans, activities or operations, reduce or delay certain capital expenditures, sell certain of our assets or businesses, restructure or refinance some or all of our debt or incur additional debt, or sell additional common stock or other securities. We cannot assure you that we would be able to obtain any such waiver or take any of such actions on favorable terms or at all.

     As described above, we are dependent on our revolving credit facility and continuing compliance with the financial covenants under the Senior Facilities for liquidity. The Senior Facilities require us to, among other things, comply with specified minimum interest coverage and maximum leverage ratios that become more restrictive over time. At December 31, 2001, we were in compliance with the financial covenants under the Senior Facilities. If we were to believe that we would not continue to comply with such covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. There can be no assurance that we would be able to obtain such waiver or amendment on acceptable terms or at all.

     While our revolving credit facility provides for maximum borrowings of up to [euro]250 million ($223 million, based on currency exchange rates in effect at December 31, 2001), our ability to borrow under this facility may effectively be substantially less because of the impact of additional borrowings upon our compliance with the maximum leverage ratio permitted under the Senior Facilities. At March 15, 2002, we had full availability under our revolving credit facility. In addition, payment of the fine or issuance of a letter of credit to secure payment of the fine assessed by the antitrust authority of the European Union would significantly reduce remaining funds available under our revolving credit facility for operating and other purposes.

     We believe that the long term fundamentals of our business continue to be sound. Accordingly, although we cannot assure you that such will be the case, we believe that, based on our expected cash flow from operations, our expected resolution of our remaining obligations in connection with antitrust investigations, lawsuits and claims, and existing capital resources, and taking into account our efforts to reduce costs and working capital needs, improve efficiencies and product quality, generate growth and earnings and maximize funds available to meet our debt service and other obligations, we will be able to manage our working capital and cash flow to permit us to service our debt and meet our obligations when due.

     DESCRIPTION OF SENIOR FACILITIES. In February 2000, we completed a debt recapitalization and obtained the Senior Facilities.

     In the 2000 third quarter, pursuant to our debt recapitalization in February 2000, our Italian subsidiary entered into a [euro]17 million (about $15 million, based on currency exchange rates in effect at September 2000) long term debt arrangement with a third party lender. We also placed on deposit with the third party lender funds in the same amount, which secure the debt. Since we had the legal right to set-off, and the intent to do so, such amounts have been netted and are not reflected separately in the Consolidated Balance Sheets. In February 2002, in connection with the corporate realignment of our subsidiaries, we exercised our right of set-off and retired the debt.

     In October 2000, the Senior Facilities were amended to, among other things, increase the maximum leverage ratio permitted thereunder through June 30, 2001. In connection therewith, we paid an amendment fee of $2 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder by 25 basis points.

     In April 2001, the Senior Facilities were amended to, among other things, exclude certain expenses incurred in connection with the lawsuit initiated by us against our former parents (up to a maximum of $20 million, but not more than $3 million in any quarter) and certain charges and payments in connection with antitrust fines, settlements and expenses from the calculation of financial covenants. Charges (over and above $340 million charge recorded in 1997) recorded on or before June 30, 2002 for antitrust fines, settlements and expenses are excluded from the calculation of financial covenants (until paid) up to a maximum of $130 million (reduced by the amount of certain debt, other than the Senior Notes, incurred by us that is not incurred under the Senior Facilities, $6 million of which debt was outstanding at December 31, 2001). The fine assessed by the antitrust authority of the European Union, as well as the additional $10 million charge recorded in July 2001 and any payments related to such fine (including payments within the $340 million charge recorded in 1997), are excluded from the calculation of financial covenants through June 30, 2002.

     In July 2001, the Senior Facilities were amended to, among other things, change our financial covenants so that they were less restrictive through 2006 than would otherwise have been the case. In connection therewith, we have agreed that our investments in Graftech and any of our other unrestricted subsidiaries after this amendment will be made in the form of secured loans, which will be pledged to secure the Senior Facilities, and the maximum amount of capital expenditures permitted under the Senior Facilities would be reduced in 2001 and 2002. We do not expect that our capital expenditures would exceed such maximums. In connection therewith, we paid an amendment fee of $2 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 25 basis points.

     In December 2001, the Senior Facilities were amended to, among other things, permit the corporate realignment of our subsidiaries. In connection therewith, we paid an amendment fee of $1 million.

     In February 2002, the Senior Facilities were amended to, among other things, permit us to issue senior notes (in an amount not to exceed $400 million), to pledge certain unsecured intercompany term notes and unsecured guarantees of those notes to secure such senior notes, to have certain U.S. subsidiaries holding a majority of our U.S. assets guarantee such senior notes and to have those U.S. subsidiaries pledge shares of Graftech to secure such guarantees. Furthermore, the amendment permitted the net proceeds from the sale of such senior notes to be applied as described elsewhere in this Report.

     In connection with this amendment, our maximum permitted leverage ratio was substantially increased and our minimum required interest coverage ratio was substantially decreased while maintaining full availability of our revolving credit facility. The amendment also changed the manner in which net debt and EBITDA are calculated to exclude certain fees, costs and expenses (including fees of counsel and experts) in connection with the lawsuit initiated by us against our former parents as well as any letter of credit issued to secure payment of the antitrust fine assessed against us by the antitrust authority of the European Union. In addition, the amendment expanded our ability to make certain investments, including investments in Graftech, and eliminate provisions relating to a spin-off of Graftech. In connection therewith, we paid an amendment fee of $1 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 37.5 basis points.

     The Senior Facilities, as amended, consist of:

     o A Tranche A Facility providing for initial term loans of $137 million and of [euro]161 million (equivalent to $158 million based on currency exchange rates in effect at February 22, 2000) to UCAR Finance. The Tranche A Facility amortizes in quarterly installments over six years, commencing June 30, 2000, with quarterly installments ranging from about $2 million in 2000 to about $17 million in 2005, with the final installment payable on December 31, 2005. In October 2000, we converted $78 million from dollar-denominated to euro-denominated debt.

     o A Tranche B Facility providing for initial term loans of $350 million to UCAR Finance. The Tranche B Facility amortizes over eight years, commencing June 30, 2000, with nominal quarterly installments during the first six years, and quarterly installments of about $41 million in 2006 and 2007, with the final installment payable on December 31, 2007.

     o A Revolving Facility providing for revolving and swingline loans to, and the issuance of dollar-denominated letters of credit for the account of, UCAR Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed [euro]250 million. The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt, other than the Senior Notes, incurred by us that is not incurred under the Senior Facilities).

     After completion of our public offering of common stock in July 2001, our private offering of Senior Notes in February 2002 and the initial application of the net proceeds therefrom, the aggregate principal payments due on the Tranche A and Tranche B Term Loans are: no payments in 2002, 2003 or 2004, $26 million in 2005, $26 million in 2006 and $164 million in 2007.

     We are generally required to make mandatory prepayments in the amount of:

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

     o 50% of the net proceeds of the issuance of any UCAR equity securities (60%, in the case of the net proceeds from our public offering of common stock in July 2001).

     We may make voluntary prepayments under the Senior Facilities. There is no penalty or premium due in connection with prepayments (whether voluntary or mandatory).

     UCAR Finance makes secured and guaranteed intercompany loans of the net proceeds of borrowings under the Senior Facilities to UCAR Global's subsidiaries. The obligations of UCAR Finance under the Senior Facilities are secured, with certain exceptions, by first priority security interests in all of these intercompany loans (including the related security interests and guarantees). Following completion of the sale of the Senior Notes, these intercompany loans consist of intercompany revolving loans to UCAR Carbon and our Swiss subsidiary.

     UCAR has unconditionally and irrevocably guaranteed the obligations of UCAR Finance under the Senior Facilities. This guarantee is secured, with certain exceptions, by first priority security interests in all of the outstanding capital stock of UCAR Global and UCAR Finance, all of the intercompany debt owed to UCAR and UCAR's interest in the lawsuit initiated by us against our former parents.

     UCAR, UCAR Global and each of UCAR Global's subsidiaries has guaranteed, with certain exceptions, the obligations of UCAR Global's subsidiaries under the intercompany loans, except that our foreign subsidiaries have not guaranteed the intercompany loans of our U.S. subsidiaries.

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

     The interest rates, as amended, applicable to the Tranche A and Revolving Facilities are, at our option, either euro LIBOR plus a margin ranging from 1.375% to 3.375% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.375% to 2.375%

(depending on our leverage ratio). The interest rate applicable to the Tranche B Facility is, at our option, either euro LIBOR plus a margin ranging from 2.875% to 3.625% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.875% to 2.625% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by JP Morgan Chase Bank or the federal funds effective rate, plus 0.50%. UCAR Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. At December 31, 2001, the interest rates on outstanding debt under the Senior Facilities was:
Tranche A euro Facility, 6.4%; Tranche A dollar Facility, 4.9%; Tranche B Facility, 5.6%; and Revolving Facility, 5.2%. The weighted average interest rate on the Senior Facilities was 8.1% during 2001.

     We enter into agreements with financial institutions, which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. Use of these agreements is allowed with the Senior Facilities.

     The Senior Facilities contain a number of significant covenants that, among other things, restrict our ability to sell assets, incur additional indebtedness, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make dividend payments to UCAR, pay intercompany debt owed to UCAR, engage in transactions with affiliates, or pay dividends or make other restricted payments and that otherwise restrict corporate activities. In addition, we are required to comply with specified minimum interest coverage and maximum leverage ratios, which become more restrictive over time, beginning December 31, 2002.

     In addition to the failure to pay principal, interest and fees when due, events of default under the Senior Facilities include: failure to comply with applicable covenants; failure to pay when due, or other defaults permitting acceleration of, other indebtedness exceeding $7.5 million; judgment defaults in excess of $7.5 million to the extent not covered by insurance; certain events of bankruptcy; and certain changes in control.

     Under the Senior Facilities, UCAR is permitted to pay dividends on, and repurchase, common stock in an aggregate annual amount of $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000.

     DESCRIPTION OF SENIOR NOTES. On February 15, 2002, UCAR Finance issued $400 million aggregate principal amount of Senior Notes. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002, at the rate of 10.25% per annum. The Senior Notes mature on February 15, 2012.

     Except as described below, UCAR Finance may not redeem the Senior Notes prior to February 15, 2007. On or after that date, UCAR Finance may redeem the Senior Notes, in whole or in part, at specified redemption prices beginning at 105.125% of the principal amount redeemed for the year commencing February 15, 2007 and reducing to 100% of the principal amount redeemed for the years commencing February 15, 2010, and thereafter, in each case plus accrued and unpaid interest to the redemption date.

     In addition, before February 15, 2005, UCAR Finance is entitled at its option on one or more occasions to redeem Senior Notes (which includes additional Senior Notes, if any) in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the Senior Notes (which includes additional Senior Notes, if any) originally issued at a redemption price of 110.25% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more underwritten primary public offering of common stock of UCAR pursuant to an effective registration statement under the Securities Act so long as:

     o at least 65% of such aggregate principal amount of Senior Notes (which includes additional Senior Notes, if any) remains outstanding immediately after each such redemption (other than Senior Notes held, directly or indirectly, by us); and

     o each such redemption occurs within 60 days after the date of the related public offering.

     Upon the occurrence of a change of control, UCAR Finance will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. For this purpose, a change in control occurs on:

     o the date on which any person beneficially owns more than 35% of the total voting power of UCAR or

     o the date on which individuals, who on the issuance date of the Senior Notes, were directors of UCAR (or individuals nominated or elected by a vote of 66 2/3% of such directors or directors previously so elected or nominated), cease to constitute a majority of UCAR's Board of Directors then in office or

     o the date on which a plan relating to the liquidation or dissolution of UCAR is adopted or

     o the date on which UCAR merges or consolidates with or into another person or another person merges into UCAR, or all or substantially all of UCAR's assets are sold (in each case, determined on a consolidated basis), with certain specified exceptions, or

     o the date on which UCAR ceases to own, directly or indirectly, all of the voting power of UCAR Global, UCAR Carbon and UCAR Finance.

     The Senior Notes rank senior to present and future subordinated debt and equally with present and future senior debt and obligations of UCAR Finance. The Senior Notes are effectively subordinated to present and future secured debt and obligations of UCAR Finance, to the extent of the value of the assets securing such debt and obligations, and are structurally subordinated to debt and obligations, including trade payables, of subsidiaries that are neither guarantors of the Senior Notes nor unsecured intercompany term note obligors.

     The Senior Notes have been guaranteed on a senior unsecured basis by UCAR, UCAR Global and UCAR Carbon and other U.S. subsidiaries holding a substantial majority of our U.S. assets, except that the guarantee by UCAR Carbon is secured as described below.

     Unsecured intercompany term notes in an aggregate principal amount, at March 15, 2002, equal to $391 million (based on currency exchange rates in effect at December 31, 2001) and guarantees of those unsecured intercompany term notes issued to UCAR Finance by certain of our foreign subsidiaries have been pledged by UCAR Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation and assuming no change in the aggregate principal amount of unsecured intercompany term notes due to changes in currency exchange rates since December 31, 2001, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes equals about 80% of the principal amount of the outstanding Senior Notes.

     The guarantee by UCAR Carbon has been secured by a pledge of all of our shares of Graftech, but at no time will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes. The pledge of the shares of Graftech is junior to the pledge of the same shares to secure UCAR Carbon's guarantee of the Senior Facilities.

     The unsecured intercompany term note obligations rank senior to present and future subordinated guarantees, debt and obligations of the respective obligors, and equally with present and future senior guarantees, debt and obligations of the respective obligors. The unsecured intercompany term note obligations are effectively subordinated to present and future secured guarantees, debt and obligations of the respective obligors, to the extent of the value of the assets securing such guarantees, debt and obligations, and are structurally subordinated to guarantees, debt and obligations, including trade payables, of subsidiaries of the respective obligors that are not also unsecured intercompany term note obligors.

     The Senior Notes contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, pay dividends, make investments, create or permit to exist restrictions on distributions from subsidiaries, sell assets, engage in certain transactions with affiliates or enter into certain mergers and consolidations.

     In addition to the failure to pay principal and interest on, or repurchase when required, the Senior Notes, events of default under the Senior Notes include failure to comply with certain covenants in the Senior Notes, failure to pay at maturity or acceleration of other indebtedness exceeding $10 million, judgment defaults in excess of $10 million to the extent not covered by insurance and certain events of bankruptcy. The Senior Notes contain provisions as to legal defeasance and covenant defeasance.

     RELATED PARTY TRANSACTIONS. We have not, during the past three years, and are not now engaged in any material transactions with affiliates or related parties other than transactions with our subsidiaries (including Carbone Savoie), compensatory transactions (including employee benefits, stock option and restricted stock grants, compensation deferral and executive employee loans and stock purchases) with directors or officers, and transactions with our 25%-owned joint venture with Jilin.

     We have not been during the past three years and are not now affiliated with or related to any special purpose entity other than UCAR Finance.

     OFF-BALANCE-SHEET FINANCINGS AND COMMITMENTS. We do not have any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts) other than:

     o Interest rate caps and currency exchange rate contracts which are described in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

     o Commitments under non-cancelable operating leases that, at December 31, 2001, total less than $3 million in each year and $10 million in the aggregate.

     o Commitments under our information technology outsourcing services agreement with CGI Group Inc. that, at December 31, 2001, total less than $8 million in each year and about $60 million in the aggregate.

     As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, and accounts payable and payments thereof to maximize our free cash at any given time.

     Careful management of credit risk has allowed us to avoid significant accounts receivable losses in light of the poor financial condition of many of our potential and existing customers. In light of current and prospective global and regional economic conditions, we cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

     We typically discount or factor a substantial portion of our accounts receivable. Certain of our subsidiaries sold accounts receivable aggregating $79 million in 1999 and $152 million in 2000. Certain of our subsidiaries sold accounts receivable totaling $223 million in 2001, of which we estimate that $45 million would have been outstanding at December 31, 2001. Accounts receivable sold and remaining on the Consolidated Balance Sheet aggregated $1 million at December 31, 2001. Our average days payables outstanding increased by about 13 days at the end of 2001 as compared to the end of 2000. Over the same time period, our days sales outstanding increased by about 3 days.

     CASH FLOW PROVIDED BY OPERATING ACTIVITIES. Cash flow provided by operations was $17 million in 2001 as compared to cash flow provided by operations of $94 million in 2000. This decline of $77 million resulted primarily from an increase of $75 million in the use of cash flow for working capital. EBITDA was $110 million in 2001, a decrease of $47 million from $157 million in 2000.

Working capital was a use of $32 million of cash flow in 2001, a change of $75 million from a source of $43 million of cash flow in 2000. The change occurred primarily due to a $38 million increase in inventories, a $20 million increase in accounts payable, a $11 million increase in restructuring payments, and a $3 million increase in prepaid expenses, partially offset by a $7 million reduction in payments for antitrust fines and net settlements and expenses. Inventory levels increased in our Graphite Power Systems Division primarily due to transitioning activities in connection with the shutdown of our U.S. graphite electrode manufacturing operations and lower than expected volume of graphite electrodes sold. Accounts payable increased primarily due to our cash management activities, partially offset by lower spending, including lower purchases of petroleum coke as excess inventories stockpiled following the explosion at one of Conoco's petroleum coke plants were reduced and production levels were reduced as demand for graphite electrodes and certain other products weakened during 2001.

     Cash flow provided by operations was $94 million in 2000 as compared to cash flow provided by operations of $80 million in 1999. This improvement of $14 million resulted primarily from a lower use of cash flow for working capital of approximately $91 million, partially offset by lower net income (including non-cash items).

     Working capital was a source of $43 million of cash flow in 2000, an increase of $91 million from a use of $48 million of cash flow in 1999. The increase occurred primarily due to a $22 million increase in accounts payable and accruals, a $41 million reduction in payment of fines and net settlements and expense payments in connection with antitrust investigations and related lawsuits and claims, a $16 million reduction in restructuring payments, and the use of $12 million for settlement of the securities class action and stockholder derivative lawsuits in 1999 that was not used in 2000.

     CASH FLOW USED IN INVESTING ACTIVITIES. We used $39 million of cash flow in investing activities during 2001 as compared to $50 million during 2000, in each case primarily for capital expenditures. The net reduction of $11 million was primarily due to reduction in capital expenditures as compared to 2000. We are focusing our capital expenditures on strategic capital investments and essential maintenance.

     We used $50 million of cash flow in investing activities during 2000 as compared to $39 million during 1999, in each case primarily for capital expenditures. The net increase of $11 million was primarily due to decline in cash proceeds from the sale of assets of $8 million in 2000 as compared to 1999. Capital expenditures decreased to $52 million in 2000 from $56 million in 1999. Capital expenditures in 2000 related primarily to our new flexible graphite manufacturing line, our POWER OF ONE initiative and capital equipment replacement.

     CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES. Cash flow provided by financing activities was $15 million during 2001 as compared to cash flow used in financing activities of $13 million in 2000. During 2001, we received net proceeds of $91 million from our public offering of common stock in July 2001 and $9 million from an additional minority investment in connection with the broadening of our strategic alliance in the cathode business with Pechiney, and made $84 million in net debt repayments. During 2000, we incurred $28 million of costs, fees and expenses in connection with our debt recapitalization in February 2000 and had an increase in net borrowing of $13 million.

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

RESTRICTIONS ON DIVIDENDS AND STOCK REPURCHASES

     Under the Senior Facilities, we are generally permitted to pay dividends on common stock and repurchase common stock in an aggregate annual amount of between $25 million and $50 million, depending on our leverage ratio and excess cash flow. Under the Senior Notes, we are generally permitted to pay dividends on common stock and repurchase common stock in an aggregate cumulative (from February 15, 2002) amount of $25 million, plus certain consolidated net income, equity proceeds and investment gains.

CRITICAL ACCOUNTING POLICIES

     The SEC recently issued disclosure guidance for critical accounting policies. The SEC defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies could be deemed to be critical by the SEC.

     USE OF ESTIMATES. In preparing the Consolidated Financial Statements, we use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for doubtful accounts, provisions for restructuring charges, tax valuation allowances and various other recorded or disclosed amounts. Estimates require us to use our judgment. While we believe that our estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, our assets, liabilities or results of operations may be overstated or understated.

     CONTINGENCIES. We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of the Consolidated Financial Statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the Consolidated Financial Statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different from the estimated loss, our results of operations may be overstated or understated.

     IMPAIRMENTS OF LONG-LIVED ASSETS. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. If the actual value is significantly less than the estimated value, our assets may be overstated.

     INVENTORIES. We record the value of inventory at the lower of cost or market, and periodically review the book value of products and product lines to determine if they are properly valued. We also periodically review the composition of our inventories and seek to identify slow-moving inventories. In connection with those reviews, we seek to identify products that may not be properly valued and assess the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If a write down to current market value is necessary, the market value cannot be greater than the net realizable value, sometimes called the ceiling (defined as selling price less costs to complete and dispose), and cannot be lower than the net realizable value less a normal profit margin, sometimes called the floor. Generally, we do not experience issues with obsolete inventory due to the nature of our products. If the actual value is significantly less than the recorded value, our assets may be overstated.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill and other intangible assets not being amortized pursuant to SFAS No. 142, and certain other assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We will adopt the statement effective January 1, 2002. We anticipate that the statement will not have a significant impact on our consolidated financial position or results of operations.

     In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 will be effective for all financial statements for fiscal years beginning after June 15, 2002. We anticipate that the statement will not, upon adoption, have a significant impact on our consolidated financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets", both of which are effective for all fiscal years beginning after December 15, 2001. These statements establish accounting and reporting standards for business combinations, goodwill and intangible assets. We will adopt these statements effective January 1, 2002. We anticipate that the statements will not have a significant impact on our consolidated financial position or results of operations except that we will no longer amortize goodwill.

     In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125, which has the same title. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings, and requires certain additional disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a significant impact on our consolidated financial position or results of operations.

ASSESSMENT OF THE EURO

     On January 1, 1999, eleven of the member countries of the European Union established fixed conversion rates between their existing currencies (called "LEGACY CURRENCIES") and one common currency called the euro. The euro trades on currency exchanges and may be used in business transactions. Beginning in January 2002, the legacy currencies are being withdrawn from circulation. Our subsidiaries affected by the euro conversion have established plans to address issues raised by the euro currency conversion. We believe that, under current conditions, the conversion of legacy currencies into the euro will not have a materially adverse affect on us.

COSTS RELATING TO PROTECTION OF THE ENVIRONMENT

     We have been and are subject to increasingly stringent environmental protection laws and regulations. In addition, we have an on-going commitment to rigorous internal environmental protection standards. The following table sets forth certain information regarding environmental expenses and capital expenditures.

                                                FOR THE YEAR ENDED DECEMBER 31,
                                              1999          2000            2001
                                              ----          ----            ----
                                                    (Dollars in millions)
Expenses relating to
  environmental protection.................    $13           $14             $12
Capital expenditures related
  to environmental protection..............      4             6               3


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks primarily from changes in interest rates and currency exchange rates. To manage our exposure to these changes, we routinely enter into various transactions that have been authorized according to documented policies and procedures. We do not use derivatives for trading purposes or to generate income, and we do not use leveraged derivatives.

     Our exposure to changes in interest rates results primarily from floating rate long term debt tied to LIBOR or euro LIBOR. We enter into agreements with financial institutions, which are intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. During 2001, we purchased interest rate caps on up to $100 million of debt, limiting the floating interest rate factor on this debt to a weighted-average rate of 5.0% for the period commencing June 2001 and continuing through June 2002. At

December 31, 2001, we had outstanding interest rate caps of $100 million and [euro]200 million limiting our floating interest rate factor on related debt to a weighted-average rate of 5.0% (where the interest on the debt is based on LIBOR) and 5.0% (where the interest on the debt is based on euro LIBOR) through various dates ending June 2002. Fees related to these agreements are charged to interest expense over the term of the agreements.

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

     When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. We held contracts against these risks with an aggregate notional amount of about $69 million at December 31, 2000 and $37 million at December 31, 2001. All of our contracts mature within one year. All of our contracts are marked to market monthly. Unrealized gains and losses on outstanding foreign currency contracts were nil at December 31, 2000 and 2001.

     We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates on reported earnings at December 31, 2001. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for 2001 by about $12 million. A hypothetical increase in interest rates of 100 basis points across all maturities would have increased our interest expense for 2001 by about $7 million.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         PAGE
                                                                         ----

Independent Auditors' Reports..................................          112

Consolidated Balance Sheets....................................          114

Consolidated Statements of Operations..........................          115

Consolidated Statements of Cash Flows..........................          116

Consolidated Statements of Stockholders' Equity (Deficit)......          117

Notes to Consolidated Financial Statements.....................          118

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
UCAR International Inc.
Wilmington, Delaware

We have audited the accompanying Consolidated Balance Sheet of UCAR International Inc. and Subsidiaries (the "Company") as of December 31, 2001, and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity (Deficit), for the year then ended. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 20, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
UCAR International Inc.:

We have audited the accompanying Consolidated Balance Sheet of UCAR International Inc. and Subsidiaries as of December 31, 2000, and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity (Deficit) for each of the years in the two-year period ended December 31, 2000. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of UCAR International Inc. and Subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Nashville, Tennessee
February 15, 2001


                                        UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                      (Dollars in millions, except per share data)



                                                                                                AT DECEMBER 31,
                                                                                                ---------------
                                                                                            2000             2001
                                                                                            ----             ----
                                ASSETS
Current assets:
    Cash and cash equivalents........................................                     $     47          $     38
    Notes and accounts receivable....................................                          121                95
    Inventories:
      Raw materials and supplies.....................................                           41                33
      Work in process................................................                          103               111
      Finished goods.................................................                           31                33
                                                                                            ------            ------
                                                                                               175               177
    Prepaid expenses and deferred income taxes.......................                           18                12
                                                                                            ------            ------
      Total current assets...........................................                          361               322
                                                                                            ------            ------

Property, plant and equipment........................................                          987               931
Less:  accumulated depreciation......................................                          609               650
                                                                                            ------            ------
      Net fixed assets...............................................                          378               281
                                                                                            ------            ------

Other assets.........................................................                          169               194
                                                                                            ------            ------
      Total assets...................................................                     $    908          $    797
                                                                                            ======            ======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable.................................................                     $     99          $    101
    Short-term debt..................................................                            3                 7
    Payments due within one year on long term debt...................                           27                 -
    Accrued income and other taxes...................................                           41                45
    Other accrued liabilities........................................                           90                57
                                                                                            ------            ------
      Total current liabilities......................................                          260               210
                                                                                            ------            ------

Long term debt.......................................................                          705               631
Other long term obligations..........................................                          209               231
Deferred income taxes................................................                           36                32
Minority stockholders' equity in consolidated entities...............                           14                25

Stockholders' deficit
    Preferred stock, par value $.01, 10,000,000 shares authorized,
       none issued...................................................                            -                 -
    Common stock, par value $.01, 100,000,000 shares authorized,
       47,491,009 shares issued at December 31, 2000, 58,532,209
       shares issued at December 31, 2001............................                            -                 1
    Additional paid-in capital.......................................                          525               629
    Accumulated other comprehensive income (loss)....................                         (241)             (269)
    Retained deficit.................................................                         (515)             (602)
    Less:  cost of common stock held in treasury, 2,319,482 shares
       at December 31, 2000, 2,322,412 shares at December 31, 2001...                          (85)              (85)
    Common stock held in employee benefit trust, 426,400 shares at
       December 31, 2001.............................................                            -                (6)
                                                                                            ------            ------
    Total stockholders' deficit......................................                         (316)             (332)
                                                                                            ------            ------
    Total liabilities and stockholders' deficit......................                     $    908          $    797
                                                                                            ======            ======


         See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)


                                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                    1999              2000            2001
                                                                                    ----              ----            ----
Net sales...............................................................     $       831      $        776     $       654
Cost of sales...........................................................             565               560             469
Cost of sales - write-down of advanced graphite materials inventory.....               8                 -               -
                                                                              ----------       -----------      ----------
   Gross profit.........................................................             258               216             185
Research and development................................................               9                11              12
Selling, administrative and other expenses..............................              86                86              78
Restructuring (credit) charges..........................................              (6)                6              12
Impairment loss on long-lived and other assets .........................              35                 3              80
Antitrust investigations and related lawsuits and claims................               -                 -              10
Securities class action and stockholder derivative lawsuits.............              13                (1)              -
Corporate realignment and related expenses.................................            -                 -               2
Other (income) expense, net.............................................              (9)                -               1
                                                                              ----------       -----------      ----------
   Operating profit (loss)..............................................             130               111             (10)
Interest expense........................................................              84                75              60
                                                                              ----------       -----------      ----------
Income (loss) before provision for income taxes, minority interest
   and extraordinary item...............................................              46                36             (70)
Provision for income taxes..............................................               1                10              15
                                                                              ----------       -----------      ----------
   Income (loss) before minority interest and extraordinary item........              45                26             (85)
Less:  minority stockholders' share of income...........................               3                 3               2
                                                                              ----------       -----------      ----------
   Income (loss) before extraordinary item..............................              42                23             (87)
Extraordinary item, net of tax..........................................               -                13               -
                                                                              ----------       -----------      ----------
     Net income (loss)..................................................     $        42   $            10     $       (87)
                                                                              ==========       ===========      ==========

Earnings (loss) per common share:

BASIC:
-----
     Income (loss) before extraordinary item............................     $      0.94      $       0.51     $     (1.75)
     Extraordinary item, net of tax.....................................               -             (0.29)              -
                                                                              ----------       -----------      ----------
     Net income (loss) per share .......................................     $      0.94      $       0.22     $     (1.75)
                                                                              ==========       ===========      ==========

DILUTED:
-------
     Income (loss) before extraordinary item............................     $      0.91      $       0.50     $     (1.75)
     Extraordinary item, net of tax.....................................               -             (0.28)              -
                                                                              ----------       -----------      ----------
     Net income (loss) per share........................................     $      0.91      $       0.22     $     (1.75)
                                                                              ==========       ===========      ==========


          See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in millions, except per share data)


                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1999          2000         2001
                                                                                  ----          ----         ----
Cash flow from operating activities:
   Net income (loss)...................................................          $    42      $    10     $     (87)
   Extraordinary item, net of tax......................................                -           13             -
   Non-cash (credits) charges to net income (loss):
     Depreciation and amortization.....................................               45           43            36
     Deferred income taxes.............................................              (26)         (25)           (9)
     Securities class action and stockholder derivative lawsuits.......               13           (1)            -
        Antitrust investigations and related lawsuits and claims.......                -            -            10
     Restructuring charges (credit)....................................               (6)           6            12
     Impairment loss on long-lived and other assets....................               35            3            80
     Write-down of advanced graphite materials inventory...............                8            -             -
     Other non-cash charges...........................................               26            6            13
   Working capital*....................................................              (48)          43           (32)
   Long term assets and liabilities....................................               (9)          (4)           (6)
                                                                                   -----        -----       -------
     Net cash provided by operating activities.........................               80           94            17
                                                                                   -----        -----       -------
Cash flow from investing activities:
   Capital expenditures................................................              (56)         (52)          (40)
   Purchase of investment..............................................                -           (1)           (2)
   Purchases of short-term investments.................................              (20)           -             -
   Maturities of short-term investments................................               28            2             -
   Sale of assets......................................................                9            1             3
                                                                                   -----        -----       -------
     Net cash used in investing activities.............................              (39)         (50)          (39)
                                                                                   -----        -----       -------
Cash flow from financing activities:
   Short-term debt borrowings, net.....................................              (18)           3             3
   Revolving credit facility borrowings, net...........................               (3)          56             7
   Long term debt borrowings...........................................                -          661             2
   Long term debt reductions...........................................              (59)        (707)          (96)
   Minority interest investment........................................                -            -             9
   Financing costs.....................................................                -          (28)           (4)
   Sale of common stock................................................                1            2            94
   Dividends paid to minority stockholder..............................               (1)           -             -
                                                                                   -----        -----       -------
     Net cash provided by (used in) financing activities...............              (80)         (13)           15
                                                                                   -----        -----       -------
Net increase (decrease) in cash and cash equivalents...................              (39)          31            (7)
Effect of exchange rate changes on cash and cash equivalents...........               (2)          (1)           (2)

Cash and cash equivalents at beginning of period.......................               58           17            47
                                                                                   -----        -----       -------
Cash and cash equivalents at end of period.............................          $    17      $    47     $      38
                                                                                   =====        =====       =======

Supplemental disclosures of cash flow information:
   Net cash paid during the year for:
     Interest expense..................................................          $    76      $    81     $      56
     Income taxes......................................................          $    33      $    13     $      25
*  Net change in working capital due to the following components:
   (Increase) decrease in current assets:
     Notes and accounts receivable.....................................          $    15      $    30     $      20
     Inventories.......................................................               33           18           (20)
     Prepaid expenses..................................................                3            3             -
   Payments for antitrust investigations and related lawsuits and claims...          (64)         (23)          (16)
   Payments for securities class action and stockholder derivative lawsuits          (12)           -             -
   Restructuring payments..............................................              (23)          (7)          (18)
   Increase (decrease) in payables and accruals........................                -           22             2
                                                                                   -----        -----       -------
          Working capital..............................................          $   (48)    $     43     $     (32)
                                                                                   =====        =====       =======


          See accompanying Notes to Consolidated Financial Statements.

                    UCAR INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)



                                                                      ACCUMULATED                          COMMON
                                                         ADDITIONAL     OTHER                             STOCK HELD       TOTAL
                                               COMMON      PAID-IN   COMPREHENSIVE  RETAINED  TREASURY    IN EMPLOYEE  STOCKHOLDERS'
                                                STOCK      CAPITAL   INCOME (LOSS)   DEFICIT    STOCK    BENEFIT TRUST    DEFICIT
                                                -----      -------   -------------   -------    -----    -------------    -------

Balance at December 31, 1998..............    $     -      $   521    $   (157)     $  (566)   $   (85)    $     -      $   (287)

   Comprehensive income (loss):
     Net income...........................          -            -           -           42          -           -            42
     Foreign currency translation
       adjustments........................          -            -         (48)           -          -           -           (48)
                                                ------      -------    --------      -------    -------     -------      --------
   Total comprehensive income (loss)......          -            -         (48)          42          -           -            (6)
   Sale of common stock - treasury stock..          -            -           -           (1)         1           -             -
   Acquisition of common stock held in
     treasury.............................          -            2           -            -         (2)          -             -
                                                ------      -------    --------      -------    -------     -------      --------
Balance at December 31, 1999..............    $     -      $   523    $   (205)     $  (525)   $   (86)    $     -      $   (293)
                                                ------      -------    --------      -------    -------     -------      --------

  Comprehensive income (loss):
     Net income...........................          -            -           -           10          -           -            10
     Other comprehensive income:
           Unrealized loss on available-
             for-sale securities..........          -            -          (1)           -          -          -             (1)
           Foreign currency translation
             adjustments..................          -            -         (35)           -          -            -          (35)
                                                ------      -------    --------      -------    -------     -------      --------
  Total comprehensive income (loss).......          -            -         (36)          10          -           -           (26)
  Sale of common stock - stock options....          -            2           -            -          -           -             2
  Sale of common stock - treasury stock...          -            -           -            -          1           -             1
                                                ------      -------    --------      -------    -------     -------      --------
Balance at December 31, 2000..............    $     -      $   525    $   (241)     $  (515)   $   (85)    $     -      $   (316)
                                                ------      -------    --------      -------    -------     -------      --------
  Comprehensive income (loss):
     Net loss.............................          -            -           -          (87)         -           -           (87)
     Other comprehensive income:
           Recognized loss on available-
             for-sale securities..........          -            -           1            -          -           -             1
           Foreign currency translation
             adjustments..................          -            -         (29)           -          -           -           (29)
                                                ------      -------    --------      -------    -------     -------      --------
    Total comprehensive income (loss).....          -            -         (28)         (87)         -           -          (115)
    Sale of 2.5% equity interest in
      Graftech............................          -            4           -            -          -           -             4
    Common stock issued to Employee
        Benefit Trust.....................          -            6           -            -          -          (6)            -
    Sale of common stock, net.............          1           94           -            -          -           -            95
                                                ------      -------    --------      -------    -------     -------      --------
Balance at December 31, 2001..............    $     1      $   629    $   (269)     $  (602)   $   (85)    $    (6)     $   (332)
                                                ======      =======    ========      =======    =======     =======      ========



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

         "UCAR" refers to UCAR International Inc. only. UCAR is our public parent company and the issuer of the publicly traded common stock covered by the Consolidated Financial Statements. We will request our stockholders to approve, at our Annual Meeting of Stockholders for 2002, a change in the name of UCAR to GrafTech International Ltd.

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

         "UCAR Carbon" refers to UCAR Carbon Company Inc. only. UCAR Carbon is our wholly owned subsidiary through which we conduct most of our U.S. operations. In connection with the corporate realignment of our subsidiaries as described below, UCAR Carbon will change its name to UCAR Technology Company Inc. and transfer its businesses to one or more newly formed wholly owned U.S. subsidiaries.

         "UCAR Finance" refers to UCAR Finance Inc. only. UCAR Finance is a direct, wholly owned special purpose finance subsidiary of UCAR and the borrower under our senior secured bank credit facilities (as amended, the "Senior Facilities"). UCAR Finance is the issuer of our outstanding 10.25% senior notes due 2012 (the "Senior Notes").

         "Graftech" refers to Graftech Inc. only. Graftech is our 97.5% owned (wholly owned, prior to June 2001) subsidiary engaged in the development, manufacture and sale of natural graphite-based products. In connection with the corporate realignment of our subsidiaries as described below, Graftech will change its name to Graftech Technology Company Inc. and transfer its business to its newly formed 100% owned U.S. subsidiary (to be named Graftech Inc.). These companies will retain their names after UCAR International Inc. changes its name to GrafTech International Ltd.

         "Carbone Savoie" refers to Carbone Savoie S.A.S. only. Carbone Savoie is our 70% owned subsidiary engaged in the development, manufacture and sale of graphite and carbon cathodes.

         "Subsidiaries" refers to those companies which, at the relevant time, are or were majority owned or wholly owned directly or indirectly by UCAR or by its predecessors to the extent that those predecessors' activities related to the carbon and graphite business. All of UCAR's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1998 through December 31, 2001, except for:

     o our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became wholly owned to facilitate its liquidation;

     o    Carbone Savoie, which has been and is 70% owned; and

     o    Graftech, which was 100% owned until it became 97.5% owned in June
          2001.

Our 100% owned Brazilian cathode manufacturing operations were contributed to Carbone Savoie, and as a result became 70% owned, on March 31, 2001.

         "We," "us" or "our" refer to UCAR and its subsidiaries collectively or, if the context so requires, UCAR, UCAR Global or UCAR Finance, individually.

         We are realigning the corporate organizational structure of our subsidiaries. Upon completion of this corporate realignment, most of the businesses of each division will be segregated into separate companies along divisional lines. In addition, because most of the operations, net sales and growth opportunities of our Graphite Power Systems Division are located outside the U.S., most of its operations will be held by our Swiss subsidiary or its subsidiaries. Most of our technology will continue to be held by our U.S. subsidiaries.

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

         INVESTMENTS

         Investments in marketable equity securities are generally classified and accounted for as hold-to-maturity or available-for-sale. We determine the appropriate classification of debt and equity securities at the time of purchase and reassess the classification at each reporting date. Investments in debt securities classified as hold-to-maturity are reported at amortized cost plus accrued interest. Securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in the Consolidated Statement of Stockholders' Equity (Deficit) until realized. Interest and amortization of premiums and discounts for debt securities are included in interest expense. Gains and losses on securities sold are determined based on the specific identification method and are included in other (income) expense, net. For all investment securities, unrealized losses that are other than temporary are recognized in net income (loss). We do not hold these securities for speculative or trading purposes.

         REVENUE RECOGNITION

         Sales of our products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, title has passed, the revenue amount is determinable and collection is reasonably assured. Sales and licenses of technology are recognized over the term of the agreements.

         INVENTORIES

         Inventories are stated at cost or market, whichever is lower. Cost is determined on the "first-in first-out" ("FIFO") or the "average cost" method.

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

         The average estimated useful lives are as follows:

                                                                 YEARS
                                                                 -----

             Buildings......................................       25
             Land improvements..............................       20
             Machinery and equipment........................       20
             Furniture and fixtures.........................       10
             Transportation equipment.......................        6

         The carrying value of fixed assets is assessed when events and circumstances indicating impairment are present. We determine such impairment by measuring undiscounted estimated future cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under the statement, goodwill and certain other intangibles will no longer be amortized; however, they must be tested for impairment at least annually. Amortization will continue to be recorded for other intangible assets with determinable lives. We will adopt the statement effective January 1, 2002. Goodwill amortization expense in 2001 was approximately $2 million. We anticipate that the goodwill impairment provisions of the statement will not have a significant impact on our consolidated financial position or results of operations except that we will no longer amortize goodwill.

         DERIVATIVE FINANCIAL INSTRUMENTS

         Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. The adoption did not have a significant impact on our consolidated financial position or results of operations. We do not use derivative financial instruments for trading purposes. They are used to manage well-defined currency exchange rate risks and interest rate risks.

         We enter into foreign currency instruments to manage exposure to currency exchange rate fluctuations. These foreign currency instruments, which include forward exchange contracts, purchased currency options and currency option collars, attempt to hedge primarily U.S. dollar-denominated debt held by several of our foreign subsidiaries and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. Currency option collars are financial arrangements for simultaneous purchases and sales of currency options having the same maturity and the same principal amount. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts, purchased currency options and currency option collars are carried at market value. Gains and losses due to the recording of such contracts at fair value are recognized currently as other (income) expense, net.

         We enter into agreements with financial institutions that are intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. Since we deal with counterparties that are major banks, we do not anticipate credit-related losses from non-performance by such counterparties.

         RESEARCH AND DEVELOPMENT

         Research and development costs are charged to expense as incurred.

         INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is determined that it is more likely than not that any portion of a recorded deferred tax asset will not be realized.

         STOCK-BASED COMPENSATION PLANS

         We account for stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeded the exercise price or if ultimate vesting is subject to performance conditions. The total amount of recorded compensation expense, if any, is based on the number of awards that eventually vest. No compensation expense is recognized for forfeited awards, failure to satisfy a service requirement or failure to satisfy a performance condition. Our accruals of compensation expense for awards subject to performance conditions are based on our assessment of the probability of satisfying the performance conditions. As of December 31, 2001, all performance options were fully vested.

         RETIREMENT PLANS

         The cost of pension benefits under our retirement plans is recorded in accordance with SFAS No. 87, "Employee Accounting for Pensions" as determined by independent actuarial firms using the "projected unit credit" actuarial cost method. Contributions to the U.S. retirement plan are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Plan settlements and curtailments are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits."

         POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

         The estimated cost of future medical and life insurance benefits is determined by independent actuarial firms using the "projected unit credit" actuarial cost method. Such costs are recognized as employees render the service necessary to earn the postretirement benefits. Benefits have been accrued, but not funded. Effective November 1, 2001, the U.S. plan was modified to limit our cost of future annual retiree medical benefits at the 2001 cost and is accounted for prospectively.

         ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         Our operations are governed by laws addressing protection of the environment and worker safety and health. Under various circumstances, these laws provide for civil and criminal penalties and fines, as well as injunctive and remedial relief, for noncompliance and require remediation at sites where company-related substances have been released into the environment.

         We have been in the past, and may become in the future, the subject of formal or informal enforcement actions or proceedings regarding noncompliance with these laws or the remediation of company-related substances released into the environment. Such matters typically are resolved by negotiation with regulatory authorities resulting in commitments to compliance, abatement or remediation programs and in some cases payment of penalties. Historically, neither the commitments undertaken nor the penalties imposed on us have been material.

         Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $12 million and $14 million in 2001 and 2000, respectively. The accrued liability relating to environmental matters increased to $5 million at December 31, 2001 from $1 million at December 31, 2000. The change was primarily due to a reclassification of $4 million from the accrual for restructuring costs. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. Our environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where we may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, we do not expect that these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

         FOREIGN CURRENCY TRANSLATION

         Generally, except for operations in Russia where high inflation has existed, unrealized gains and losses resulting from translation of the financial statements of our foreign subsidiaries from their functional currencies into dollars are accumulated in other comprehensive income on the Consolidated Balance Sheets until such time as the operations are sold or substantially or completely liquidated. Translation gains and losses relating to operations, where high inflation has existed, are included in other (income) expense, net in the Consolidated Statements of Operations. Our Mexican subsidiary began using the dollar as its functional currency during 1999, as its sales and purchases are predominantly dollar-denominated. Prior to August 1, 2000, our Swiss subsidiary used the dollar as its functional currency. Beginning August 1, 2000, our Swiss subsidiary began using the euro as its functional currency because its operations became predominantly euro-dominated. We have designated [euro]125 million of our Tranche A Term Loans as a net equity hedge for our net investments in Europe. The currency effects of the debt obligations are reflected in accumulated other comprehensive income (loss) in the Consolidated Statement of Stockholders' Equity (Deficit) where they offset gains and losses recorded on the net investment in Europe.

         NEW ACCOUNTING STANDARDS

         In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill and other intangible assets not being amortized pursuant to SFAS No. 142, and certain other assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We will adopt the statement effective January 1, 2002. We anticipate that the statement will not have a significant impact on our consolidated financial position or results of operations.

         In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 will be effective for all financial statements for fiscal years beginning after June 15, 2002. We anticipate that the statement will not, upon adoption, have a significant impact on our consolidated financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," both of which are effective for all fiscal years beginning after December 15, 2001. These statements establish accounting and reporting standards for business combinations, goodwill and intangible assets. We will adopt these statements effective January 1, 2002. We anticipate that the statements will not have a significant impact on our consolidated financial position or results of operations except that we will no longer amortize goodwill.

         In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125, which has the same title. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings, and requires certain additional disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of

SFAS No. 140 did not have a significant impact on our consolidated financial position or results of operations.

(3)      FINANCIAL INSTRUMENTS

         We do not use derivative financial instruments for trading purposes. They are used to manage well-defined currency exchange rate and interest rate risks.

         FOREIGN CURRENCY CONTRACTS

         The amount of foreign exchange contracts used by us to minimize foreign currency exposure was $69 million at December 31, 2000 and $37 million at December 31, 2001. Contracts hedging U.S. dollar-denominated debt totaled $61 million at December 31, 2000 and nil at December 31, 2001. Of the total foreign exchange contracts outstanding approximately $9 million (13%) were offsetting at December 31, 2000 and approximately $4 million (11%) were offsetting at December 31, 2001.

         SALE OF RECEIVABLES

         Certain of our U.S. and foreign subsidiaries sold receivables of $79 million in 1999, $152 million in 2000 and $223 million in 2001. Receivables sold and remaining on the Consolidated Balance Sheets were nil at December 31, 1999, nil at December 31, 2000, and $1 million at December 31, 2001.

         INTEREST RATE RISK MANAGEMENT

         We periodically enter into agreements with financial institutions which are intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. At December 31, 2001, we had outstanding interest rate caps of $100 million and [euro]200 million limiting our floating interest rate factor on related debt to a weighted-average rate of 5.0% (where the interest on the debt is based on LIBOR) and 5.0% (where the interest on the debt is based on euro LIBOR) through various dates ending June 2002. Fees related to these agreements are charged to interest expense over the term of the agreements.

         FAIR MARKET VALUE DISCLOSURES

         SFAS No. 107, "Disclosure about Fair Market Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Such fair values must often be determined by using one or more methods that indicate value based on estimates of quantifiable characteristics as of a particular date. Values were estimated as follows:

     CASH AND CASH EQUIVALENTS, SHORT-TERM NOTES AND ACCOUNTS RECEIVABLES, ACCOUNTS PAYABLE AND OTHER CURRENT PAYABLES-The carrying amount approximates fair value because of the short maturity of these instruments.

     DEBT-Fair values of debt and related interest rate risk agreements approximate carrying value at December 31, 2000 and 2001 because of the nature of the instruments.

     FOREIGN CURRENCY CONTRACTS-Foreign currency contracts are carried at market value. The market value of the contracts was approximately $1 million at December 31, 2000 and nil at December 31, 2001.

(4)      SEGMENT REPORTING

         Beginning in the 2001 first quarter, we realigned our businesses into two new reportable segments: our Graphite Power Systems Division ("GPS") and our Advanced Energy Technology Division ("AET"). GPS includes our graphite and carbon electrode and cathode businesses serving primarily the steel, aluminum and ferroalloy industries. AET includes Graftech, our Advanced Graphite Materials and Advanced Carbon Materials business units (which includes our former graphite and carbon specialties businesses), and a new business unit called High Tech High Temp ("HT2") that markets technical solutions. These two segments are managed separately because of the different markets they serve and the different products and services they sell. Prior year segment information has been reclassified to conform to current year segment information.

         The accounting policies of the reportable segments are the same as those described in Note 2. We evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers are not material.

         The following tables summarize financial information concerning our reportable segments.

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                    1999              2000              2001
                                                                    ----              ----              ----
                                                                              (Dollars in millions)
      Net sales to external customers:
        Graphite Power Systems Division.................          $    700      $      651            $    525
        Advanced Energy Technology Division.............               131             125                 129
                                                                    ------          ------              ------
           Consolidated net sales.......................          $    831      $      776            $    654
                                                                    ======          ======              ======

      Gross profit:
        Graphite Power Systems Division.................          $    236      $      184            $    147
        Advanced Energy Technology Division.............                22              32                  38
                                                                    ------          ------              ------
           Consolidated gross profit....................          $    258      $      216            $    185
                                                                    ======          ======              ======

      Depreciation and amortization:
        Graphite Power Systems Division.................          $     39      $       40            $     31
        Advanced Energy Technology Division.............                 6               3                   5
                                                                    ------        --------             -------
           Consolidated depreciation and                          $     45      $       43            $     36
                                                                    ======          ======             =======
             amortization...............................


         We do not report assets by business segment. Assets are managed based on geographic location because both business segments share certain facilities. The following tables summarize information as to our operations in different geographic areas:


                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                       1999              2000            2001
                                                                       ----              ----            ----
                                                                             (Dollars in millions)
      Net sales (a):
           U.S.............................................             $   267         $    240         $   196
           Canada..........................................                  50               34              21
           Mexico..........................................                  49               43              33
           Brazil..........................................                  48               46              44
           France..........................................                 148              142             137
           Italy...........................................                  42               39              30
           Switzerland ....................................                 106              104              79
           South Africa....................................                  61               59              53
           Spain...........................................                  29               31              29
           Other countries.................................                  31               38              32
                                                                         -----           ------           -----
             Total.........................................             $   831         $    776         $   654
                                                                         =====           ======           =====

_________________________
(a)      Net sales are based on location of seller.


                                                                                  AT DECEMBER 31,
                                                                                  ---------------
                                                                        1999              2000             2001
                                                                        ----              ----             ----
                                                                               (Dollars in millions)
      Long-lived assets (b):
           U.S.............................................          $    126          $    115         $     76
           Mexico..........................................                34                38               37
           Brazil..........................................                42                37               34
           France..........................................                95                93               94
           Italy...........................................                35                31                6
           South Africa....................................                56                43               27
           Switzerland.....................................                 5                23                7
           Other countries.................................                17                20               17
                                                                       ------            ------           ------
             Total.........................................          $    410          $    400         $    298
                                                                       ======            ======           ======

      _________________________
     (a) Long-lived assets represent net fixed assets and goodwill, net of accumulated amortization.

(5)      LONG TERM DEBT

         The following table presents our long term debt:

                                                                                     AT DECEMBER 31,
                                                                                     ---------------
                                                                              2000                    2001
                                                                              ----                    ----
                                                                                  (Dollars in millions)
Senior Facilities:
   Tranche A Euro Facility......................................            $    239                 $    194
   Tranche A USD Facility.......................................                  54                       23
   Tranche B USD Facility.......................................                 346                      313
   Revolving Facility...........................................                  88                       95
                                                                              ------                    -----
      Total Senior Facilities...................................                 727                      625

Switzerland mortgage and other European debt....................                   5                        6
                                                                              ------                    -----
     Subtotal...................................................                 732                      631

Less:  payments due within one year.............................                  27                        -
                                                                              ------                    -----
       Total....................................................            $    705                 $    631
                                                                              ======                    =====


         See Note 18 for a description of the issuance of $400 million of Senior Notes in the 2002 first quarter.

         The Senior Facilities, as amended, consist of:

          o A Tranche A Facility providing for initial term loans of $137 million and of [euro]161 million (equivalent to $158 million based on currency exchange rates in effect at February 22, 2000) to UCAR Finance. The Tranche A Facility amortizes in quarterly installments over six years, commencing June 30, 2000, with quarterly installments ranging from about $2 million in 2000 to about $17 million in 2005, with the final installment payable on December 31, 2005. In October 2000, we converted $78 million from dollar-denominated to euro-denominated debt.


     o A Tranche B Facility providing for initial term loans of $350 million to UCAR Finance. The Tranche B Facility amortizes over eight years, commencing June 30, 2000, with nominal quarterly installments during the first six years, and quarterly installments of about $41 million in 2006 and 2007, with the final installment payable on December 31, 2007.

     o A Revolving Facility providing for revolving and swingline loans to, and the issuance of dollar-denominated letters of credit for the account of, UCAR Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed [euro]250 million. The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt (excluding the Senior Notes) incurred by us that is not incurred under the Senior Facilities).

         After completion of our public offering of common stock in July 2001, our private offering of Senior Notes in February 2002 and the initial application of the net proceeds therefrom, the aggregate principal payments due on the Tranche A and Tranche B Term Loans are: no payments in 2002, 2003 or 2004, $26 million in 2005, $26 million in 2006 and $164 million in 2007.

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

     o 50% of the net proceeds of the issuance of any UCAR equity securities (60%, in the case of the net proceeds from our public offering of common stock in July 2001).

         We may make voluntary prepayments under the Senior Facilities. There is no penalty or premium due in connection with prepayments (whether voluntary or mandatory).

         UCAR Finance makes secured and guaranteed intercompany loans of the net proceeds of borrowings under the Senior Facilities to UCAR Global's subsidiaries. The obligations of UCAR Finance under the Senior Facilities are secured, with certain exceptions, by first priority security interests in all of these intercompany loans (including the related security interests and guarantees). Following completion of the sale of the Senior Notes, these intercompany loans consist of intercompany revolving loans to UCAR Carbon and our Swiss subsidiary.

         UCAR has unconditionally and irrevocably guaranteed the obligations of UCAR Finance under the Senior Facilities. This guarantee is secured, with certain exceptions, by first priority security interests in all of the outstanding capital stock of UCAR Global and UCAR Finance, all of the intercompany debt owed to UCAR and UCAR's interest in the lawsuit initiated by us against our former parents.

         UCAR, UCAR Global and each of UCAR Global's subsidiaries has guaranteed, with certain exceptions, the obligations of UCAR Global's subsidiaries under the intercompany loans, except that our foreign subsidiaries have not guaranteed the intercompany loan obligations of our U.S. subsidiaries.

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

         The interest rates, as amended, applicable to the Tranche A and Revolving Facilities are, at our option, either euro LIBOR plus a margin ranging from 1.375% to 3.375% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.375% to 2.375% (depending on our leverage ratio). The interest rate applicable to the Tranche B Facility is, at our option, either euro LIBOR plus a margin ranging from 2.875% to 3.625% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.875% to 2.625% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by JP Morgan Chase Bank or the federal funds effective rate, plus 0.50%. UCAR Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. At December 31, 2001, the interest rates on outstanding debt under the Senior Facilities were: Tranche A euro Facility, 6.4%; Tranche A dollar Facility, 4.9%; Tranche B Facility, 5.6%; and Revolving Facility, 5.2%. The weighted average interest rate on the Senior Facilities was 8.1% during 2001.

         We enter into agreements with financial institutions, which are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. Use of these agreements is allowed with the Senior Facilities.

         The Senior Facilities contain a number of significant covenants that, among other things, restrict our ability to sell assets, incur additional indebtedness, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make dividend payments to UCAR, pay intercompany debt owed to UCAR, engage in transactions with affiliates, or pay dividends or make other restricted payments and that otherwise restrict corporate activities. In addition, we are required to comply with specified minimum interest coverage and maximum leverage ratios, which become more restrictive over time, beginning December 31, 2002.

         In addition to the failure to pay principal, interest and fees when due, events of default under the Senior Facilities include: failure to comply with applicable covenants; failure to pay when due, or other defaults permitting acceleration of, other indebtedness exceeding $7.5 million; judgment defaults in excess of $7.5 million to the extent not covered by insurance; certain events of bankruptcy; and certain changes in control.

         Under the Senior Facilities, UCAR is permitted to pay dividends on, and repurchase, common stock in an aggregate annual amount of $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000.

         We are highly leveraged and, as discussed in Note 14, have substantial obligations in connection with antitrust investigations, lawsuits and claims. We had total debt of $638 million and a stockholders' deficit of $332 million at December 31, 2001. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent operating results.

         We use, and are dependent on, funds available under our revolving credit facility, including continued compliance with the financial covenants under the Senior Facilities, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity.

         Our high leverage and substantial obligations in connection with antitrust investigations, lawsuits and claims could have a material impact on our liquidity. Cash flow from operations services payment of our debt and these obligations, thereby reducing funds available to us for other purposes. Our leverage and these obligations make us more vulnerable to economic downturns or in the event that these obligations are greater or timing of payment is sooner than expected.

         Our ability to service our debt, as it comes due, including maintaining compliance with the covenants under the Senior Facilities, and to meet these and other obligations as they come due is dependent on our future financial and operating performance. This performance, in turn is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, developments in antitrust investigations, lawsuits and claims involving us and inflation in raw material, energy and other costs.

         Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the financial covenants under the Senior Facilities. A failure to so comply, unless waived by the lenders thereunder, would be a default thereunder. This would permit the lenders to accelerate the maturity of substantially all of our debt. It would also permit them to terminate their commitments to extend credit under our revolving credit facility. This would have an immediate material adverse effect on our liquidity. If we were unable to repay our debt to the lenders, the lenders could proceed against the collateral securing the Senior Facilities and exercise all other rights available to them.

         The Senior Facilities require us to, among other things, comply with specified minimum interest coverage and maximum leverage ratios. In October 2000, the Senior Facilities were amended to, among other things, increase the maximum leverage ratio permitted thereunder through June 30, 2001. In connection therewith, we paid an amendment fee of $2 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 25 basis points.

         In April 2001, the Senior Facilities were amended to, among other things, exclude certain expenses incurred in connection with the lawsuit initiated by us against our former parents (up to a maximum of $20 million, but not more than $3 million in any quarter) and certain charges and payments in connection with antitrust fines, settlements and expenses from the calculation of financial covenants. Charges (over and above $340 million charge recorded in 1997) recorded on or before June 30, 2002 for antitrust fines, settlements and expenses are excluded from the calculation of financial covenants (until paid) up to a maximum of $130 million (reduced by the amount of certain debt, other than the Senior Notes, incurred by us that is not incurred under the Senior Facilities, $6 million of which debt was outstanding at December 31, 2001). The fine assessed by the antitrust authority of the European Union, as well as the additional $10 million charge recorded in July 2001 and any payments related to such fine (including payments within the $340 million charge recorded in 1997), are excluded from the calculation of financial covenants through June 30, 2002.

         In July 2001, the Senior Facilities were amended to, among other things, change our financial covenants so that they were less restrictive through 2006 than would otherwise have been the case. In connection therewith, we have agreed that our investments in Graftech and any of our other unrestricted subsidiaries after this amendment will be made in the form of secured loans, which will be pledged to secure the Senior Facilities, and the maximum amount of capital expenditures permitted under the Senior Facilities would be reduced in 2001 and 2002. We do not expect that our capital expenditures would exceed such maximums. In connection therewith, we paid an amendment fee of $2 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 25 basis points.

         In December 2001, the Senior Facilities were amended to, among other things, permit the corporate realignment of our subsidiaries. In connection therewith, we paid an amendment fee of $1 million.

         In February 2002, the Senior Facilities were amended to, among other things, permit us to issue senior notes (in an amount not to exceed $400 million), to pledge certain unsecured intercompany term notes and unsecured guarantees of those notes to secure such senior notes, to have certain U.S. subsidiaries holding a majority of our U.S. assets guarantee such senior notes and to have those U.S. subsidiaries pledge shares of Graftech to secure such guarantees. Furthermore, the amendment permitted the net proceeds from the sale of such senior notes to be applied as described elsewhere in these Notes.

         In connection with this amendment, our maximum permitted leverage ratio was substantially increased and our minimum required interest coverage ratio was substantially decreased while maintaining full availability of our revolving credit facility. The amendment also changed the manner in which net debt and EBITDA are calculated to exclude certain fees, costs and expenses (including fees of counsel and experts) in connection with the lawsuit initiated by us against our former parents as well as any letter of credit issued to secure payment of the antitrust fine assessed against us by the antitrust authority of the European Union. In addition, the amendment expanded our ability to make certain investments, including investments in Graftech, and eliminate provisions relating to a spin-off of Graftech. In connection therewith, we paid an amendment fee of $1 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 37.5 basis points.

         EQUITY OFFERING

         On July 31, 2001, we sold an aggregate of 10,350,000 shares of our common stock in a registered public offering at a public offering price of $9.50 per share. The gross proceeds from the offering were $98 million and the net roceeds to us were $91 million. Sixty percent of the net proceeds were used to prepay term loans under the Senior Facilities. Prepayments of $23 million under the Tranche A Facility and $32 million under the Tranche B Facility were applied against scheduled maturities of each Tranche in the order in which they were due. The balance of the net proceeds were applied to reduce the outstanding balance under the Revolving Facility.

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

         OTHER

         Our weighted-average interest rate on short-term borrowings outstanding was 9.4% at December 31, 2000 and 6.3% at December 31, 2001.

         In the 2000 third quarter, pursuant to our debt recapitalization in February 2000, our Italian subsidiary entered into a $15 million long term debt arrangement with a third party lender. We also placed on deposit with the third party lender funds in the same amounts, which secure repayment of the debt. Since we have the legal right to set off the deposited funds against the debt, and the intent to do so, such amounts have been netted and are not reflected separately in the Consolidated Balance Sheets. In February 2002, in connection with our corporate realignment of our subsidiaries, we exercised our right to setoff.

(6)      INCOME TAXES

         The following table summarizes the U.S. and non-U.S. components of income (loss) before provision for income taxes, minority interest and extraordinary items:



                                                                            FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                                               ------------
                                                                      1999         2000         2001
                                                                      ----         ----         ----
                                                                          (Dollars in millions)
      U.S.......................................................  $    (84)    $    (69)    $   (136)
      Non-U.S...................................................       130          105           66
                                                                   -------      -------      -------
                                                                  $     46     $     36     $    (70)
                                                                   =======      =======      =======

         Total income taxes were allocated as follows:

                                                                             FOR THE YEAR ENDED
                                                                                DECEMBER 31,
                                                                                ------------
                                                                     1999         2000          2001
                                                                     ----         ----          ----
                                                                           (Dollars in millions)

      Income from operations....................................  $      1     $     10     $     15
      Extraordinary items.......................................         -           (8)           -
                                                                   -------      -------      -------
                                                                  $      1     $      2     $     15
                                                                   =======      =======      =======

         Income tax expense attributable to income from operations consists of:

                                                                     1999         2000          2001
                                                                     ----         ----          ----
                                                                          (Dollars in millions)
      U.S. federal income taxes:
               Current..........................................  $     (8)    $      8     $      1
               Deferred.........................................       (23)         (23)         (10)
                                                                   --------     -------      -------
                                                                  $    (31)    $    (15)    $     (9)
                                                                   ========     =======      =======

      Non-U.S. income taxes
               Current..........................................  $     35     $     27     $     23
               Deferred.........................................        (3)          (2)           1
                                                                   -------      -------      -------
                                                                  $     32     $     25     $     24
                                                                   =======      =======      =======


         We have an income tax exemption from the Brazilian government on income generated from graphite electrode and cathode production through 2006 and 2005, respectively. The exemption reduced the net expense associated with income taxes by $5 million in 1999, $2 million in 2000 and $1 million in 2001.

         In 1998, we obtained an income tax exemption from the Swiss government. The exemption reduced the net expense associated with income taxes by $9 million in 1999, $8 million in 2000 and $8 million in 2001.

         Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from operations as a result of the following:



                                                                                         FOR THE YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                   1999        2000         2001
                                                                                   ----        ----         ----
                                                                                       (Dollars in millions)
Tax at statutory U.S. federal rate......................................           $  16     $   13       $  (24)
Nondeductible expenses associated with antitrust investigations and
     related lawsuits and claims........................................             2            1            5
State tax benefit (net of federal tax benefit)..........................               -          -           (5)
Restructuring charges with no tax benefit...............................               -          -            9
Adjustments related to investment in subsidiaries.......................               -          -           26
U.S. operating loss.....................................................              32          -            -
Impact of dividend of foreign earnings .................................               -         22            9
Foreign operating losses with no benefit provided.......................              (9)         -            -
Non U.S. tax exemptions and holidays....................................             (14)       (10)          (9)
Adjustments to deferred tax asset valuation allowance...................             (17)       (20)          (3)
Other...................................................................              (9)         4            7
                                                                                    ----       ----         ----
                                                                                   $   1     $   10       $   15
                                                                                    ====       ====         ====


         The significant components of deferred income tax expense attributable to income from operations are as follows:



                                                                             FOR THE YEAR ENDED
                                                                                DECEMBER 31,
                                                                                ------------
                                                                       1999         2000         2001
                                                                       ----         ----         ----
                                                                           (Dollars in millions)
      Deferred tax expense (exclusive of the effects of
         changes in the valuation allowance described
         below)...............................................     $     (9)     $     (5)    $     (6)
      Increase (decrease) in beginning of the year
         balance of the valuation allowance for
         deferred tax assets..................................          (17)          (20)          (3)
                                                                    -------       -------      -------
                                                                   $    (26)     $    (25)    $     (9)
                                                                    =======       =======      =======


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 2001 are as follows:



                                                                                     AT DECEMBER 31,
                                                                                     ---------------
                                                                                    2000          2001
                                                                                    ----          ----
                                                                                 (Dollars in millions)
Deferred tax assets:
     Fixed assets..........................................................     $      9      $     46
     Estimated liabilities and expenses associated with antitrust
       investigations and related lawsuits and claims......................            3             1
     Postretirement and other employee benefits............................           55            55



                                                                                     AT DECEMBER 31,
                                                                                     ---------------
                                                                                    2000          2001
                                                                                    ----          ----
                                                                                 (Dollars in millions)
     Foreign tax credit and other carryforwards............................           53            52
     Provision for scheduled plant closings and other
       restructurings......................................................           11             4
      Other................................................................           27            35
                                                                                  ------        ------
       Total gross deferred tax assets.....................................          158           193
       Less:  valuation allowance..........................................          (21)          (27)
                                                                                  ------        ------
         Total deferred tax assets.........................................     $    137      $    166
                                                                                  ======        ======



                                                                                     AT DECEMBER 31,
                                                                                     ---------------
                                                                                    2000          2001
                                                                                    ----          ----
                                                                                 (Dollars in millions)

Deferred tax liabilities:
     Fixed assets..........................................................     $     55      $     44
     Inventory.............................................................            8             6
     Other.................................................................            4             4
                                                                                  ------        ------
       Total deferred tax liabilities......................................           67            54
                                                                                  ------        ------
         Net deferred tax asset............................................     $     70      $    112
                                                                                  ======        ======


         Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction. Net deferred income tax assets are included in prepaid expenses in the amount of $14 million at December 31, 2000 and $9 million at December 31, 2001 and in other assets in the amount of $97 million at December 31, 2000 and $140 million at December 31, 2001. Net deferred tax liabilities are included in accrued income and other taxes in the amount of $5 million at December 31, 2000 and $5 million at December 31, 2001 and separately stated as deferred income taxes in the amount of $36 million at December 31, 2000 and $32 million at December 31, 2001.

         During the 2000 fourth quarter, we entered into an intercompany sale leaseback transaction between two subsidiaries relating to a U.S. graphite electrode facility, which allowed for utilization of foreign tax credits. This transaction resulted in a tax effect of a book gain of $22 million being classified as a deferred charge, which was included in other assets and was to be amortized into income. In June 2001, as a result of the decision to shutdown this facility, the facility was sold back to the original subsidiary owner and impaired. Accordingly, we then recognized a deferred tax asset for the resulting tax basis in excess of the amount for financial reporting.

         The net change in the total valuation allowance for 2001 was an increase of $6 million. The change results from an increase in our Canadian net operating loss related to additional costs associated with the 1999 closure of our Canadian graphite electrode operations and the provision of an allowance related to the impairment and restructuring of our Italian graphite electrode operations.

         We have total excess foreign tax credit carryforwards of $45 million at December 31, 2001. Of these tax credit carryforwards, $5 million expire in 2002, $21 million expire in 2003, $14 million expire in 2004 and $5 million expire in 2006. On a recomputed basis, we used foreign tax credits to reduce U.S. current tax liabilities in the amount of $10 million in 1999, $40 million in 2000 and $16 million in 2001. Based upon the level of historical taxable income and projections for future taxable income over the periods during which these credits are utilizable, we believe it is more likely than not we will realize the benefits of these deferred tax assets net of the existing valuation allowances at December 31, 2001. Specifically, it is our intention to pursue tax planning strategies and one time events in order to utilize our foreign tax credit carryforward prior to expiration.

         U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest these undistributed earnings indefinitely. To the extent that our circumstances change or future earnings are repatriated, we will provide for income tax on the earnings of the effected foreign subsidiaries. We believe that any U.S. income tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

(7)      OTHER (INCOME) EXPENSE, NET

         The following table presents an analysis of other (income) expense, net:


                                                                             FOR THE YEAR ENDED
                                                                                DECEMBER 31,
                                                                                ------------
                                                                       1999         2000         2001
                                                                       ----         ----         ----
                                                                           (Dollars in millions)
Interest income...............................................     $     (8)     $     (6)    $     (2)
Currency (gains) losses.......................................           (2)           (4)          (2)
Bank fees.....................................................            2             2            2
Loss on sale of accounts receivable...........................            1             1            3
Amortization of goodwill......................................            1             2            2
(Gain) loss on sale of assets.................................           (3)            2           (1)
Insurance related gains.......................................            -            (5)           -
Power of One initiative consulting fees.......................            -             4            -
Graftech initial public offering expenses.....................            -             2            -
Global integration project consulting fees....................           (1)            -            -
Former parent company lawsuit legal expenses..................            -             3            1
Other.........................................................            1            (1)          (2)
                                                                    -------       -------      -------
Total other (income) expense, net.............................     $     (9)     $      -     $      1
                                                                    =======       =======      =======

(8)      INTEREST EXPENSE

         The following table presents an analysis of interest expense:



                                                                             FOR THE YEAR ENDED
                                                                                DECEMBER 31,
                                                                                ------------
                                                                       1999         2000         2001
                                                                       ----         ----         ----
                                                                           (Dollars in millions)
Interest incurred on debt.....................................     $     77      $     69     $     54
Amortization of debt issuance costs...........................            2             2            2
Interest imputed on antitrust fine............................            5             4            4
                                                                    -------       -------      -------
     Total interest expense...................................     $     84      $     75     $     60
                                                                    =======       =======      =======

(9)      SUPPLEMENTARY BALANCE SHEET DETAIL



                                                                                 AT DECEMBER 31,
                                                                                 ---------------
                                                                               2000           2001
                                                                               ----           ----
                                                                              (Dollars in millions)
Notes and accounts receivable:
     Trade.............................................................      $    105     $     81
     Other.............................................................            20           19
                                                                               ------       ------
                                                                                  125          100
     Allowance for doubtful accounts...................................            (4)          (5)
                                                                               ------       ------
                                                                             $    121     $     95
                                                                               ======       ======
Property, plant and equipment:

     Land and improvements.............................................      $     41     $     38
     Buildings.........................................................           164          158
     Machinery and equipment and other.................................           745          708
     Construction in progress..........................................            37           27
                                                                               ------      -------
                                                                             $    987     $    931
                                                                               ======       ======
Other assets:
     Goodwill..........................................................      $     34     $     29
     Accumulated amortization..........................................           (12)         (12)
                                                                               ------       ------
     Goodwill (net)....................................................            22           17
     Deferred income taxes.............................................            97          140
     Benefits protection trust.........................................             2            2
     Long term receivables.............................................             5            6
     Long term investments.............................................             1            6
     Deferred charge related to sale leaseback.........................            22            -
     Capitalized bank fees.............................................            13           14
     Other.............................................................             7            9
                                                                               ------       ------
                                                                             $    169     $    194
                                                                               ======       ======
Accounts payable:
     Trade.............................................................      $     92     $     96
     Other.............................................................             7            5
                                                                               ------       ------
                                                                             $     99     $    101
                                                                               ======       ======
Other accrued liabilities:
     Accrued accounts payable..........................................      $     13     $     19
     Accrued imputed interest..........................................             3            6
     Payrolls..........................................................             4            3
     Restructuring.....................................................            26           12
     Employee compensation and benefits................................            14            9
     Liabilities and expenses associated with antitrust investigations
         and related lawsuits and claims...............................            24            -

     Current portion of DOJ fine.......................................             -            2

     Other.............................................................             6            6
                                                                               ------       ------
                                                                             $     90     $     57
                                                                               ======       ======

Other long term obligations:

     Postretirement benefits...........................................      $     83     $     80
     Employee severance costs..........................................             4            4
     Pension and related benefits......................................            20           26


                                                                                 AT DECEMBER 31,
                                                                                 ---------------
                                                                               2000           2001
                                                                               ----           ----
                                                                              (Dollars in millions)
     Liabilities and expenses associated with antitrust investigations
         and related lawsuits and claims...............................            34           52
     Long term portion of DOJ fine.....................................            49           47
     Other.............................................................            19           22
                                                                               ------       ------
                                                                             $    209     $    231
                                                                               ======       ======


         The following table presents an analysis of the allowance for doubtful accounts:


                                                                                  AT DECEMBER 31,
                                                                                  ---------------
                                                                      1999        2000           2001
                                                                      ----        ----           ----
                                                                                  (Dollars in millions)
Balance at beginning of year.....................................  $      5    $       5      $      4
Additions........................................................         1            1             2
Deductions.......................................................        (1)          (2)           (1)
                                                                    -------        ------         -----
Balance at end of year...........................................  $      5    $       4      $      5
                                                                     =======       ======         =====


(10)     LEASES AND OTHER LONG TERM OBLIGATIONS

         Lease commitments under noncancelable operating leases extending for one year or more will require the following future payments:


                                                                                      (Dollars in millions)

      2002........................................................................            $2
      2003........................................................................             2
      2004........................................................................             2
      2005........................................................................             1
      2006........................................................................             1
      After 2006..................................................................             1


         Total lease and rental expenses under noncancelable operating leases extending one month or more were $5 million in 1999, $4 million in 2000 and $3 million in 2001.

         During 2001, we outsourced our information technology function to CGI Group Inc. ("CGI"), an information technology firm. Under this ten-year agreement, CGI will manage our data services, networks, desktops, telecommunications and legacy systems. The following is a schedule of future payments for base services:


                                                                                      (Dollars in millions)

      2002........................................................................            $7
      2003........................................................................             6
      2004........................................................................             5
      2005........................................................................             5
      2006........................................................................             5
      After 2006..................................................................            22


         In addition, we have committed to purchase $10 million in services above the base level over the term of the agreement.

(11)     BENEFIT PLANS

         RETIREMENT PLANS AND POSTRETIREMENT BENEFIT PLANS

         Until February 25, 1991, we participated in the U.S. retirement plan of Union Carbide Corporation ("Union Carbide"). Effective February 26, 1991, we formed our own U.S. retirement plan which covers substantially all U.S. employees. Retirement and death benefits related to employee service through February 25, 1991 are covered by the Union Carbide plan. Benefits paid by the Union Carbide plan are based on final average pay through February 25, 1991, plus salary increases (not to exceed 6% per year) until January 26, 1995 when Union Carbide ceased to own at least 50% of the equity of UCAR. All our employees who retired prior to February 25, 1991 are covered under the Union Carbide plan. Pension benefits under our plan are based primarily on years of service and compensation levels prior to retirement. Net pension cost for our plan was $6 million in 1999, $7 million in 2000 and $7 million in 2001. Prior to January 1, 2002, our plan was a defined benefit plan. Effective January 1, 2002, a new defined contribution plan was established for U.S. employees. Some employees will have the option to remain in the defined benefit plan for five more years. At the end of five years, the value of the employees' retirement benefit will be frozen, and the employee will then begin participating in the defined contribution plan. Those employees without the option to remain in the defined benefit plan will begin participating in the defined contribution plan and their benefits under the defined benefit plan was frozen at December 31, 2001. Under the new defined contribution plan, we will make quarterly contributions to the individual employee account equal to 2.5% of the employee's pay up to the social security wage base ($84,000 in 2002) plus 5% of their pay above the social security wage base.

         Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves. Net pension costs for plans of foreign subsidiaries amounted to $2 million in 1999, nil in 2000 and $4 million in 2001 (which includes a $4 million settlement loss for the Canadian pension plan).

         The components of our consolidated net pension costs are as follows:



                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                               -------------------------------
                                                                             1999           2000            2001
                                                                             ----           ----            ----
                                                                                    (Dollars in millions)
Service cost......................................................      $       7       $       7      $       7
Interest cost.....................................................             14              15             14
Expected return on assets.........................................            (14)            (15)           (14)
Amortization .....................................................              1               -              -
Settlement (gain) loss............................................             (1)              -              4
Curtailment loss..................................................              1               -              -
                                                                            -----           -----          -----
     Net pension cost.............................................      $       8       $       7      $      11
                                                                            =====           =====          =====


         We also provide health care and life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies and health care providers. We accrue the estimated net postretirement benefit costs during the employees' credited service periods. The components of our consolidated net postretirement benefit costs are as follows:

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                               -------------------------------
                                                                             1999           2000            2001
                                                                             ----           ----            ----
                                                                                    (Dollars in millions)
Service cost.......................................................     $       2       $       2      $       2
Interest cost......................................................             6               6              6
Amortization of prior service cost.................................            (2)             (1)            (2)
                                                                            -----           -----          -----
     Net postretirement benefit cost...............................     $       6       $       7      $       6
                                                                            =====           =====          =====


         The reconciliation of beginning and ending balances of benefit obligations under, and fair value of assets of, all of our pension and postretirement benefit plans, and the funded status of the plans, are as follows:



                                                                  PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                                                  ----------------         -----------------------
                                                                  AT DECEMBER 31,             AT DECEMBER 31,
                                                                  ---------------             ---------------
                                                                  2000         2001         2000           2001
                                                                  ----         ----         ----           ----
                                                                              (Dollars in millions)
Changes in benefit obligation:
   Net benefit obligation at beginning of year..........      $      195    $      205    $       75   $       83
   Service cost.........................................               7             7             2            2
   Interest cost........................................              15            14             6            6
   Plan amendments......................................               -             -             -          (68)
   Foreign currency exchange rate changes...............              (7)           (8)           (1)          (2)
   Actuarial (gain) loss................................               7             4             7           48
   Curtailment..........................................              (1)            -             -            -
   Settlement...........................................              (1)          (36)            -            -
   Gross benefits paid..................................             (10)           (9)           (6)          (6)
                                                                  ------        ------        ------       ------
       Net benefit obligation at end of year............      $      205    $      177    $       83   $       63
                                                                  ======        ======        ======       ======

Changes in plan assets:
   Fair value of plan assets at beginning of year.......      $      191    $      179    $        -   $        -
   Actual return on plan assets.........................               -            (5)            -            -
   Foreign currency exchange rate changes...............              (8)          (10)            -            -
   Employer contributions...............................               7             8             5            6
   Participants contributions...........................               -             -             1            -
   Settlement...........................................              (1)          (36)            -            -
   Gross benefits paid..................................             (10)           (9)           (6)          (6)
                                                                  ------        ------        ------       ------
       Fair value of plan assets at end of year.........      $      179    $      127    $        -   $        -
                                                                  ======        ======        ======       ======

Reconciliation of funded status:
  Funded status at end of year.........................       $      (27)   $      (50)   $      (83)  $      (63)
  Unrecognized net transition obligation
      (asset)..........................................               (4)           (2)            -            -
  Unrecognized prior service cost......................                1             1            (3)         (67)
  Unrecognized net actuarial (gain) loss...............                3            21             3           50
                                                                  ------        ------        ------       ------
       Net amount recognized at end of year............       $      (27)   $      (30)   $      (83)  $      (80)
                                                                  =======       ======        ======       ======


         Assumptions used to determine net pension costs, pension projected benefit obligation, net postretirement benefit costs and postretirement benefits projected benefit obligation are as follows:

                                                                  PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                                                  ----------------              -----------------------
                                                                   AT DECEMBER 31,                  AT DECEMBER 31,
                                                                   ---------------                  ---------------
                                                                2000           2001            2000              2001
                                                                ----           ----            ----              ----
Weighted average assumptions as of measurement date:
   Discount rate.......................................           7.44%         7.34%             7.69%           7.79%
   Expected return on plan assets .....................           8.59%         8.59%              -                 -
   Rate of compensation increase.......................           3.93%         4.73%             4.01%           3.39%
   Health care cost trend on covered charges:
         Initial.......................................           N/A           N/A               8.04%           6.88%
         Ultimate......................................           N/A           N/A               5.80%           5.34%
         Years to ultimate.............................           N/A           N/A                6                 6


         Assumed health care cost trend rates have a significant effect on the amounts reported for net postretirement benefits. A one percentage point change in the health care cost trend rate would change the accumulated postretirement benefits net benefit obligation by approximately $5 million at December 31, 2000 and December 31, 2001 and change net postretirement benefit costs by approximately $1 million for both 2000 and 2001.

         OTHER NON-QUALIFIED PLANS

         Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation programs for certain eligible employees. We established benefits protection trusts (the "Trust") to partially provide for the benefits of employees participating in these plans. At December 31, 2000 and 2001, the Trust had assets of approximately $2 million, which are included in other assets on the Consolidated Balance Sheets. In addition, we issued 426,400 shares of common stock to the Trust in March 2001. These shares, if later sold, could be used for partial funding of our future obligations under certain of our compensation and benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be sold or otherwise used for funding purposes.

         SAVINGS PLAN

         Our employee savings plan provides eligible employees the opportunity for long term savings and investment. Participating employees can contribute 1.0% to 7.5% of employee compensation as basic contributions and an additional 0.5% to 10.0% of employee compensation as supplemental contributions. For 2000 and 2001, we contributed on behalf of each participating employee an amount equal to 50% of the employee's basic contribution. We contributed $2 million in each of 1999 and 2000 and $1 million in 2001.

         INCENTIVE PLANS

         In 1998, we implemented a global profit sharing plan for our worldwide employees. This plan is based on our global financial performance. The cost for this plan was nil 1999, $2 million in 2000 and nil in 2001.

(12)     RESTRUCTURING AND IMPAIRMENT CHARGES

         In the 2001 fourth quarter, we recorded a $7 million restructuring charge and a $27 million impairment loss on long-lived and other assets. The restructuring charge relates primarily to exit costs related to the mothballing of our graphite electrode operations in Caserta, Italy. Twenty-four million of the impairment loss on long-lived assets relates to assets located at our facility in Caserta. The remaining $3 million relates to impairment of available-for-sale securities.

         In the 2001 third quarter, we recorded a $2 million restructuring charge and impairment loss on long-lived assets related to our restructuring and realignment of our businesses into AET and GPS, the relocation of our corporate headquarters and the shutdown of our coal calcining operations located in Niagara Falls, New York. As part of the realignment, we have centralized management functions of AET in Cleveland, Ohio, and management functions of GPS in Etoy, Switzerland. We have relocated our corporate headquarters, consisting of approximately 10 employees, from Nashville, Tennessee, to Wilmington, Delaware. The relocation was substantially completed by the end of 2001. The charge includes severance and related benefits associated with a workforce reduction of 24 employees and impairment of leasehold improvement assets.

         In 2001 third quarter, we reversed $2 million of prior restructuring charges based on revised lower estimates of workforce reductions and plant closure costs, and we reclassified $4 million of prior restructuring charges related to on-site waste disposal post monitoring costs to the other long term obligations.

         In the 2001 second quarter, we recorded a $58 million charge for restructuring and impairment loss on long-lived assets related to the shutdown of our graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee and our coal calcining operations in Niagara Falls, New York. The $58 million charge includes restructuring charges of $2 million for severance and related benefits associated with a workforce reduction of 171 employees and $3 million in plant shutdown and related costs. The remaining $53 million relates to the impairment loss on long-lived assets. The shutdown was completed on schedule by the end of the 2001 third quarter.

         In the 2000 fourth quarter, we recorded a charge of $4 million in connection with a corporate restructuring, mainly for severance and related benefits associated with a workforce reduction of 85 employees. The functional areas affected included finance, accounting, sales, marketing and administration. In 2001, we paid about $1 million of these expenses. In the 2001 third quarter, we revised the workforce reduction estimate to 45 employees and reversed a portion of the $4 million charge. The reversal is part of the $2 million reversal described above.

         In the 2000 third quarter, we recorded an impairment loss on long-lived assets of $3 million in connection with the re-sourcing of our U.S. cathode production to our facilities in Brazil and France and the reduction of graphite electrode production capacity to accommodate such increased cathode production in Brazil and France. This non-cash charge related to the write off of certain long-lived assets located at one of our facilities in the U.S. The charge affected GPS.

         In the 2000 first quarter, we recorded a restructuring charge of $6 million in connection with a restructuring of our advanced graphite materials business. Key elements of the restructuring included elimination of certain product lines and rationalization of operations to reduce costs and improve profitability of remaining product lines. This rationalization included discontinuing certain manufacturing processes at one of our facilities in the U.S. that will be performed at our other facilities in the future. Based on subsequent developments in the 2000 third quarter, we decided not to demolish certain buildings. Therefore, in the 2000 third quarter, we reversed the $4 million of the charge related to demolition and related environmental costs. The $2 million balance of the charge included estimated severance costs for 65 employees. The restructuring was completed in 2000.

      During late 1999, our advanced graphite materials business experienced significant adverse changes in performance due to a decline in demand and prices for graphite specialties. In addition, performance adversely changed due to delays in bringing new or improved products to markets. This change indicated the need for assessing the recoverability of the long-lived assets of this business. These assets are located primarily at our plant in Clarksburg, West Virginia. We estimated the future undiscounted cash flows expected to result from the use of these assets and concluded they were below the respective carrying amounts. Accordingly, we recorded an impairment loss of $35 million for the unrecoverable portion of these assets, effectively writing down the carrying value of the fixed assets to their estimated fair value of $6 million. Additionally, an inventory write-down of $8 million was recorded to reduce their carrying amount to the lower of cost or market.

         In September 1998, we recorded a restructuring charge of $86 million in connection with a global restructuring and rationalization plan. The principal actions of the plan involved the closure of manufacturing operations at our facilities in Canada and Germany and the centralization and consolidation of administrative and financial functions. These actions eliminated 371 administrative and manufacturing positions. The $86 million charge consisted of a write-off of $29 million of assets and a reserve of $57 million for severance and related costs, plant shut down and related costs and post monitoring and environmental costs.

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

         The following table summarizes activity relating to the accrued expense in connection with the restructuring charges.

                                                 SEVERANCE AND         PLANT SHUTDOWN        POST MONITORING
                                                 RELATED COSTS       AND RELATED COSTS      AND RELATED COSTS       TOTAL
                                                -----------------    -------------------    ------------------    -----------
                                                                           (Dollars in millions)
Restructuring charges in 1998............           $    30             $    18                  $     9           $   57
Payments in 1999.........................               (16)                 (3)                      (4)             (23)
Change in estimate and impact of currency
    rate charges in 1999.................                (1)                 (5)                       -               (6)
                                                     ------              ------                   ------            -----
Balance at December 31, 1999.............                13                  10                        5               28
Restructuring charges in 2000............                 6                   3                        1               10
Payments in 2000.........................                (5)                 (1)                      (1)              (7)
Change in estimate and impact of currency
    rate changes in 2000.................                (1)                 (3)                      (1)              (5)
                                                     ------              ------                   ------            -----
Balance at December 31, 2000.............                13                   9                        4               26
Restructuring charges in 2001............                 4                   8                        -               12
Payments in 2001.........................               (13)                 (5)                       -              (18)
Non-cash write-offs in 2001..............                 -                  (4)                       -               (4)
Reclassification of on-site disposal and
    monitoring costs.....................                 -                   -                       (4)              (4)
                                                     ------              ------                   ------            -----
Balance at December 31, 2001.............           $     4             $     8                  $     -           $   12
                                                     ======              ======                   ======            =====


         The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

(13)     MANAGEMENT COMPENSATION AND INCENTIVE PLANS

         STOCK OPTIONS

         We have adopted several stock option plans. The aggregate number of shares reserved under the plans since their initial adoption was 11,000,000 at December 31, 2000 and 14,500,000 at December 31, 2001. The plans permit options to be granted to employees and, in the case of one plan since March 1998, also to non-employee directors.

         In 1995, we granted 12-year options to management to purchase 4,761,000 shares at an exercise price of $7.60 per share, of which options for 3,967,400 shares vested at the time of our initial public offering, and the balance were performance options, one half of which were to vest in each of 1998 and 1999 on achievement of designated EBITDA targets. In December 1997, UCAR's Board of Directors accelerated the vesting of the 1998 performance options. We did not achieve the 1999 performance targets and, accordingly, the 1999 performance options were cancelled.

         In 1996, we granted 10-year options to mid-management to purchase 960,000 shares at an exercise price of $35.00 per share, and granted additional 10-year options to mid-management to purchase 4,000 shares at an exercise price of $40.44 per share. In 1997, we granted 10-year options to mid-management to purchase 61,500 shares at an exercise price of $39.31 per share. The options vest eight years from the grant date. Accelerated vesting occurs if the market price of the common stock equals or exceeds specified amounts. At December 31, 2001, 456,350 of such options were vested.

         In 1997, we granted vested 10-year options to management to purchase 155,000 shares at an exercise price of $37.59 per share. At December 31, 2001, all such options were vested.

         In 1998, we granted 10-year options to purchase shares as follows:

         o Options for 641,000 shares were granted to certain officers and directors at exercise prices ranging from $29.22 to $34.36 per share. Options for 320,000 shares vest one year from the grant date, options for 221,000 shares vest two years from the grant date and options for 100,000 shares vest three years from the grant date. At December 31, 2001, all of such options were vested.

         o Options for 1,935,000 shares were granted to certain officers and management at exercise prices ranging from $15.50 to $17.06 per share. Options for 17,000 shares vested on the grant date, options for 628,000 shares vest after one year from the grant date, and all remaining options vest seven years from the grant date, subject to accelerated vesting if the market price for the common stock equals or exceeds specified amounts. At December 31, 2001, 1,847,996 of such options were vested.

         In 1999, we granted options to purchase shares as follows:

         o Options for 409,000 shares were issued to certain officers, management and directors at exercise prices ranging from $14.13 to $25.81 per share. Options for 45,359 shares vested on the grant date, options for 274,101 shares vest one year from the grant date, and all remaining options vest seven years from the grant date, subject to accelerated vesting if the market price for the common stock equals or exceeds specified amounts. At December 31, 2001, 322,592 of such options were vested.

         In 2000, we granted options to purchase shares as follows:

         o Options for 2,615,511 shares were issued to certain officers, management and directors at exercise prices ranging from $8.56 to $19.06 per share. Options for 2,070,100 shares vest two years from the grant date, options for 200,000 shares vest five years from the grant date, 175,901 shares vest one year from the grant date, options for 12,200 vested at the grant date, options for 35,040 shares vested ratably over the course of the year and all remaining options vest seven years from the grant date, subject to accelerated vesting if the market price for the common stock equals or exceeds specified amounts. At December 31, 2001, 182,855 of such options were vested.

         In 2001, we granted options to purchase shares as follows:

         o Options for 1,755,170 shares were issued to certain officers, management and directors at exercise prices ranging from $8.56 to $11.95 per share. Options for 1,644,300 shares vest two years from the grant date and options for 110,870 shares vested at the grant date. At December 31, 2001, 110,870 of these options were vested.

         We apply APB 25 in accounting for our stock-based compensation expense plans. Accordingly, no compensation expense has been recognized for our time vesting options issued at not less than market value. If compensation expense for our stock-based compensation plans was determined by the fair value method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," our net income (loss) and net income (loss) per share would have been reduced or increased to the pro forma amounts indicated below:



                                                                                      FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                         ------------

                                                                            1999             2000              2001
                                                                            ----             ----              ----
                                                                                     (Dollars in millions,
                                                                                    except per share data)
Net income (loss):
     As reported                                                           $    42          $    10           $   (87)
     Pro forma                                                                  40                9               (94)

Diluted net income (loss) per share:
     As reported                                                           $  0.91          $  0.22           $ (1.75)
     Pro forma                                                                0.87             0.20             (1.88)



         A summary of the status of our stock-based compensation plans at the dates and for the period indicated is presented below:


                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                   1999                        2000                       2001
                                         -------------------------   --------------------------  ------------------------
                                                       WEIGHTED-                  WEIGHTED-                 WEIGHTED-
                                                        AVERAGE                    AVERAGE                   AVERAGE
                                                       EXERCISE                   EXERCISE                  EXERCISE
                                            SHARES      PRICE         SHARES        PRICE        SHARES       PRICE
                                            ------      -----         ------        -----        ------       -----
                                                                      (Shares in thousands)
Time vesting options:
   Outstanding at beginning of
     year...............................      5,826    $     18.48       5,277    $     20.15       7,842   $     16.55
   Granted at market price..............        410          19.91       2,615           9.53       1,755          8.99
   Granted at price exceeding
     market.............................          -             -            -             -            -            -
   Granted at price below market........          -             -            -             -            -            -
   Exercised............................        (16)         13.85         (16)         13.81        (188)         7.60


                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                   1999                        2000                       2001
                                         -------------------------   --------------------------  ------------------------
                                                       WEIGHTED-                  WEIGHTED-                 WEIGHTED-
                                                        AVERAGE                    AVERAGE                   AVERAGE
                                                       EXERCISE                   EXERCISE                  EXERCISE
                                            SHARES      PRICE         SHARES        PRICE        SHARES       PRICE
                                            ------      -----         ------        -----        ------       -----
                                                                      (Shares in thousands)
   Forfeited/canceled...................       (943)         10.19         (34)         32.37        (215)        17.12
                                           --------                   --------                   --------
     Outstanding at end of year.........      5,277    $     20.15       7,842    $     16.55       9,194   $     15.28
                                           ========                   ========                   ========

   Options exercisable at year
     end................................      4,176    $     15.32       4,710    $     18.65       5,309   $     18.11
   Weighted-average fair value of
     options granted during year:
     At market..........................                     11.64                       5.97                      5.58
     Exceeding market...................                        -                          -                         -
     Below market.......................                        -                          -                         -
Performance vesting options:
   Outstanding at beginning of
     year...............................        938    $      7.60         546    $      7.60         401   $      7.60
   Granted..............................          -             -            -             -            -            -
   Exercised............................         (3)          7.60         (22)          7.60         (23)         7.60
   Forfeited/canceled...................       (389)          7.60        (123)          7.60           -            -
                                           --------                   --------                   --------
     Outstanding at end of year.........        546           7.60         401           7.60         378          7.60
                                           ========                   ========                   ========
   Options exercisable at year
     end................................        428    $      7.60         401    $      7.60         378   $      7.60



         The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1999, 2000 and 2001, respectively: dividend yield of 0.0% for all years; expected volatility of 45% in 1999, 50% in 2000 and 52% in 2001; risk-free interest rates of 5.4% in 1999, 5.5% in 2000 and 4.8% in 2001; and expected lives of 8 years for all years.

         The following table summarizes information about stock options outstanding at December 31, 2001:



                                                 OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                                 -------------------                          -------------------
                                                    WEIGHTED-
                                                     AVERAGE               WEIGHTED-                         WEIGHTED-
                                                    REMAINING               AVERAGE                           AVERAGE
           RANGE OF                 NUMBER        CONTRACTUAL             EXERCISE        NUMBER              EXERCISE
         EXERCISE PRICES           OUTSTANDING        LIFE                  PRICES       EXERCISABLE           PRICES
         ---------------           -----------        ----                  ------       -----------            ------
                                                                   (Shares in thousands)
      Time vesting options:
            $7.60-8.90                4,892            5 years              $  8.43          1,748            $   7.72
         $11.60 to $19.06             2,636            7 years                16.28          2,216               16.96
         $22.81 to $29.22               145            7 years                25.67            104               25.91
         $30.59 to $40.44             1,521            5 years                34.38          1,241               34.15
                                      -----                                                  ------
                                      9,194                                  $15.28          5,309             $ 18.11
                                      =====                                                  =====





                                                 OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                                 -------------------                          -------------------
                                                    WEIGHTED-
                                                     AVERAGE               WEIGHTED-                         WEIGHTED-
                                                    REMAINING               AVERAGE                           AVERAGE
           RANGE OF                 NUMBER        CONTRACTUAL             EXERCISE        NUMBER              EXERCISE
         EXERCISE PRICES           OUTSTANDING        LIFE                  PRICES       EXERCISABLE           PRICES
         ---------------           -----------        ----                  ------       -----------            ------
                                                                   (Shares in thousands)


   Performance vesting options:
              $7.60                     378            5 years               $ 7.60            378             $  7.60



         OTHER

         In 1998, we entered into a five-year employment agreement with our current president, chief executive officer and chairman of the board.

         Under our executive employee loan program, certain members of management borrowed less than $1 million in each of 1999 and 2000 and none in 2001. At December 31, 2001, $4 million was outstanding under this program. Also, under our executive employee stock purchase programs, certain members of management may purchase common stock at the fair market value on the date of purchase. Management purchased 26,804 shares in 1999, 18,556 shares in 2000 and none in 2001.

(14)     CONTINGENCIES

ANTITRUST INVESTIGATIONS

         In April 1998, pursuant to a plea agreement between the Antitrust Division of the U.S. Department of Justice (the "DOJ") and UCAR, UCAR pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998 (the "DOJ fine"). The plea agreement was approved by the U.S. District Court for the Eastern District of Pennsylvania (the "District Court") and, as a result, under the plea agreement, the Company will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. Payments due in 1998, 1999 and 2000 were timely made. At our request in January 2001, the due date of each of the remaining three payments was deferred by one year and that, at our request in January 2002, the payment schedule for the remaining $60 million due was changed as described in Note 18.

         In March 1999, pursuant to a plea agreement between our Canadian subsidiary and the Canadian Competition Bureau, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. The relevant Canadian court approved the plea agreement and, as a result, under the plea agreement we will not be subject to prosecution by the Canadian Competition Bureau with respect to any other violations of Canadian antitrust law occurring prior to the date of the plea agreement. The fine was timely paid.

         In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. We have no facilities or employees in Korea. We have received requests for information from the Korean antitrust authority. We are cooperating with the Korean antitrust authority in its ongoing investigation. In connection therewith, we have produced and are producing documents and/or witnesses. In February 2002, we became aware that the Korean antitrust authority had issued its Examiner's Report alleging that we and other producers of graphite electrodes violated Korean antitrust law in connection with the sale of graphite electrodes. We believe that the maximum fine, if any, for such a violation is 5% of a company's sales of the relevant products in Korea during the period of the violation (or about $5 million in our case) and that any such fine would be subject to reduction for cooperation.

         In January 2000, the Directorate General-Competition of the Commission of the European Communities, the antitrust enforcement authority of the European Union (the "EU Competition Authority"), issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. On July 18, 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed a fine of [euro]50.4 million (about $45 million based on currency exchange rates in effect at December 31, 2001) against us. Seven other graphite electrode producers were also fined under the decision, with fines ranging up to [euro]80.2 million. From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines including estimated payment terms. We are discussing payment terms with the EU Competition Authority. After an in-depth analysis of the decision, however, in October 2001, we filed an appeal to the Court of First Instance of the European Communities in Luxembourg challenging the amount of the fine. Appeals of this type may take two years or longer to be decided and the fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with the EU Competition Authority regarding the appropriate form of security for payment of the fine during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal with the Court to waive the requirement for security or to allow us to provide alternative security for payment. We cannot predict how or when the Court would rule on such interim appeal.

         In the 2001 second quarter, we learned that the Brazilian antitrust authority requested written information from various steelmakers in Brazil. We have not received a request for information from the Brazilian antitrust authority.

         Except as described above, the antitrust investigations against the Company in the U.S., Canada, the European Union and Japan have been resolved and all fines due have been timely paid. We are continuing to cooperate with some of the antitrust authorities in their continuing investigations of other producers and distributors of graphite electrodes. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, its carbon electrode and bulk graphite businesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated by antitrust authorities in Brazil or other jurisdictions.

         The guilty pleas and decisions described above make it more difficult for us to defend against other investigations as well as civil lawsuits and claims. We have been vigorously protecting, and intend to continue to vigorously protect, our interests in connection with the investigations described above. We may, however, at any time settle any possible unresolved charges.

ANTITRUST LAWSUITS

         Through December 31, 2001, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain threatened civil antitrust lawsuits threatened against us and certain possible antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlement in connection with the sale of graphite electrodes. One of the settlements also covers the actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All fines and settlement payments due thereunder have been timely made.

         In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the District Court (the "foreign customer lawsuits"). The first complaint, entitled FERROMIN INTERNATIONAL TRADE CORPORATION, ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP NEW ZEALAND LTD. ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled SAUDI IRON AND STEEL COMPANY V. UCAR INTERNATIONAL INC., ET AL., was filed by a steelmaker who is located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs' claims. Appeals have been filed by the plaintiffs and the defendants with the Third Circuit Court of Appeals with regard to these dismissals. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals.

         In 1999 and 2000, we were served with three complaints commencing three civil antitrust lawsuits (the "carbon electrode lawsuits"). The first complaint, filed in the District Court, is entitled GLOBE METALLURGICAL, INC. V. UCAR INTERNATIONAL INC., ET AL. The second complaint, filed in the U.S. Bankruptcy Court for the Northern District of Ohio, is entitled IN RE SIMETCO, INC. The third complaint, filed in the U.S. District Court for the Southern District of West Virginia, is entitled ELKEM METALS COMPANY INC and ELKEM METALS COMPANY ALLOY LLP V. UCAR CARBON COMPANY INC., ET AL. SGL Carbon AG is also named as a defendant in the first complaint and SGL Carbon Corporation is also named as a defendant in the first and third complaints. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. We filed motions to dismiss the second and third complaints. In May 2001, our motion to dismiss the second complaint was denied. In October 2001, we settled the lawsuit commenced by the third complaint. The guilty pleas and decisions described above do not relate to carbon electrodes.

         The foreign customer lawsuits and two of the three carbon electrode lawsuits are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against these remaining lawsuits as well as all threatened lawsuits and possible unasserted claims. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims. It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

1997 AND 2001 SECOND QUARTER ANTITRUST EARNINGS CHARGES

         We recorded a pre-tax charge of $340 million against results of operations for 1997 and, as a result of the assessment of a fine by the EU Competition Authority, we recorded a pre-tax charge of an additional $10 million against results of operations for the 2001 second quarter, as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The aggregate reserve of $350 million is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. In the aggregate (including the assessment of the fine by the EU Competition Authority, the assessment of the fine by the Korean antitrust authority and the additional $10 million charge), the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charge of $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at December 31, 2001, $350 million represents our estimate of these liabilities and expenses. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits and claims.

         Through December 31, 2001, we have paid an aggregate of $249 million of fines and net settlement and expense payments and $11 million of imputed interest. At December 31, 2001, $101 million remained in the reserve. The balance of the reserve is available for the DOJ fine, the fines assessed by the EU Competition Authority and the Korean antitrust authority and other matters. The aggregate amount of remaining committed payments payable to the U.S. Department of Justice for imputed interest at December 31, 2001 (without giving effect to the more favorable restructured payment schedule for the fine payable to the DOJ established in January 2002) was about $9 million.

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


LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS

         In February 2000, at the direction of a special committee of independent directors of UCAR's Board of Directors, we commenced a lawsuit in the U.S. District Court for the Southern District of New York against our former parents, Mitsubishi Corporation and Union Carbide Corporation. The other defendants named in the lawsuit include two of the respective representatives of Mitsubishi and Union Carbide who served on UCAR's Board of Directors at the time of our 1995 leveraged equity recapitalization, Hiroshi Kawamura and Robert D. Kennedy. Mr. Kennedy, who was a director of UCAR at the time the lawsuit was commenced, resigned as such on March 14, 2000.

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

         Based on the allegations summarized above, we are seeking to recover from Mitsubishi and Union Carbide more than $1.5 billion in damages, including interest. Some of our claims provide for joint and several liability; however, damages from our various claims would not generally be additive to each other.

         The defendants have filed motions to dismiss this lawsuit and a motion to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. Oral hearings were held on those motions in the 2001 first and second quarters. No decision on those motions has been rendered.

         Successful prosecution of this litigation is subject to risks, including: the failure to successfully defend against motions to dismiss and other procedural motions prior to trial; the failure to successfully establish our theories of liability and damages or otherwise prove our claims at trial; the successful assertion by the defendants of substantive defenses, including statute of limitation defenses, to liability at trial or on appeal; and the successful assertion by the defendants of counterclaims or cross claims, including claims for indemnification, at trial or on appeal. We cannot predict the ultimate outcome of this litigation, including the possibility, timing or amount of any recovery of damages by us or any liability we may have in connection with any counterclaims or cross claims. In addition, we cannot assure you as to the possibility, timing or amount of any settlement or the legal expenses to be incurred by us or as to the effect of this lawsuit on management's focus and time available for our ongoing operations.

         Litigation such as this lawsuit is complex. Complex litigation can be lengthy and expensive. These expenses will be accounted as operating expenses and will be expensed as incurred. Through December 31, 2001, we had incurred
$4 million of these expenses. This lawsuit is in its earliest stages. We may at any time settle this lawsuit.

(15)     EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated based upon the provisions of SFAS No. 128, adopted in 1997, using the following share data:



                                                                      1999               2000              2001
                                                                      ----               ----              ----
Weighted-average common shares outstanding for basic
     calculation..........................................           45,114,278         45,224,204        49,719,938
Add:  Effect of stock options.............................            1,388,874            589,208                 -
                                                                  -------------        -----------       -----------
Weighted-average common shares outstanding, adjusted
     for diluted calculation..............................           46,503,152         45,813,412        49,719,938
                                                                  =============         ==========        ==========

         As a result of the net loss from operations reported in 2001, all 690,992 potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share. The calculation of weighted average common shares outstanding for the diluted calculation excludes options for 1,898,657 shares in 1999 and 3,669,498 shares in 2000 and 5,243,593 shares in
2001 because they were not dilutive due to the fact that the exercise prices were greater than the weighted average market price of the common stock.

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

(17)     OTHER TRANSACTIONS

         In June 2001, our subsidiary, Graftech, entered into a new exclusive development and collaboration agreement and a new exclusive long term supply agreement with Ballard Power Systems Inc. The scope of the new agreements significantly expands upon Graftech's and Ballard's initial collaboration announced in 1999. The development agreement, which has been extended from 2002 in the initial collaboration to 2011, includes natural graphite-based materials and components for use in proton exchange membrane fuel cells and fuel cell systems for transportation, stationary and portable applications. The joint development program will concentrate on the development of cost-effective graphitic materials and components, including flow field plates and gas diffusion layers. As a part of this arrangement, Graftech will also develop and manufacture prototype materials and components and provide early stage testing of these prototypes in an on-site fuel cell testing center. In addition, Ballard invested $5.0 million in shares of Ballard common stock for a 2.5% equity ownership interest in Graftech. As an investor in Graftech, Ballard has rights of first refusal with respect to certain equity ownership transactions, tag along and drag along rights and preemptive and other rights to acquire additional equity ownership under certain limited circumstances.

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

         During the 2001 first quarter, we signed a ten year service contract with CGI pursuant to which CGI became the delivery arm for our global information technology services requirements, including the design and implementation of our global information and advanced manufacturing and demand planning processes, using J.D. Edwards software. Pursuant to the outsourcing provisions of the contract, CGI manages our data center services, networks, desktops, telecommunications and legacy systems operations. Twenty-four of our U.S. based employees were integrated into CGI's U.S. operations as part of the initial phase of services under this contract. The contract became effective April 16, 2001.

         In December 2000, we entered into a license and technical services agreement with Conoco Inc. to license our proprietary technology for use at the carbon fiber manufacturing facility that Conoco is building in Ponca City, Oklahoma.

         Under a separate manufacturing tolling agreement entered into in February 2001, we are providing manufacturing services to Conoco at our facility in Clarksburg, West Virginia for carbon fibers. Under the three-year manufacturing tolling agreement, we are using raw materials provided by Conoco to manufacture carbon fibers. In addition in 2001, we entered into a seven-year supply agreement with Conoco relating to petroleum coke. This agreement contains customary terms and conditions.

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

(18)     SUBSEQUENT EVENTS

         On February 15, 2002, UCAR Finance issued $400 million of 10.25% Senior Notes due in 2012. The Senior Notes are unsecured senior obligations of UCAR Finance, and are senior in right of payment to any future subordinated obligation of UCAR Finance. Interest is payable semi-annually. After February 15, 2007, UCAR Finance is entitled at its option to redeem all or a portion of the notes. Redemption prices range from 105.125% commencing on February 15, 2007 to 100% commencing on February 15, 2010. The notes are guaranteed by UCAR, UCAR Global and UCAR Carbon and other U.S. subsidiaries holding a substantial majority of our U.S. assets. In addition, the Senior Notes are secured by a pledge of certain unsecured intercompany term notes issued by some of our foreign subsidiaries and guarantees of those intercompany term notes issued by some of our foreign subsidiaries. The guarantee by UCAR Carbon is secured by a junior pledge of shares of our subsidiary, Graftech.

         We paid approximately $13 million for debt issuance costs related to the Senior Notes. The debt issuance cost is being amortized over the term of the Senior Notes. The $387 million net proceeds from the Senior Notes were used to repay a portion of the term loans outstanding under the Senior Facilities. As the amount of term loans due in 2002 has been refinanced through the issuance of the Senior Notes, the $35 million current portion of long term debt has been reclassified to long term debt in the Consolidated Balance Sheet as of December 31, 2001.

         In January 2002, we announced a new major cost savings plan designed to generate cost savings to strengthen our balance sheet. The key elements of the 2002 plan include:

         o the rationalization of graphite electrode manufacturing capacity at our higher cost facilities and the incremental expansion of capacity at our lower cost facilities;

         o the redesign and implementation of changes in our U.S. benefit plans for active and retired employees;

         o the implementation of work process changes, including consolidating and streamlining order fulfillment, purchasing, finance and accounting, and human resource processes, along with the identification and implementation of outsourcing opportunities;

         o the implementation of additional plant and corporate overhead cost reductions; and

         o the corporate realignment of our subsidiaries, consistent with the operational realignment of our divisions, to generate significant tax savings.

         We intend to sell real estate, non-strategic businesses and certain other non-strategic assets over the next two years. The non-strategic businesses being considered contributed net sales of about $25 million in 2001.

         We have finalized discussions with the U.S. Department of Justice to restructure the payment schedule for the remaining $60 million due on our 1998 antitrust fine. Currently, we are scheduled to make payments of $18 million in the 2002 second quarter and $21 million in both the 2003 and 2004 second quarters. The revised payment schedule requires a $2.5 million payment in 2002, a $5.0 million payment in 2003 and, beginning with the 2004 second quarter, quarterly payments ranging from $3.25 million to $5.375 million through the 2007 first quarter. Interest will begin to accrue on the unpaid balance, commencing with the 2004 second quarter, at the statutory rate of interest then in effect. The current statutory rate of interest is 2.13% per annum. Accrued interest will be payable together with each quarterly payment. The revised payment schedule has been approved by the District Court.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEMS 10 TO 13 (INCLUSIVE)

         The information required by Items 10, 11, 12 and 13 will appear in the UCAR International Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2002, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10.

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth information with respect to our current executive officers and directors, including their ages, as of March 1, 2002.



                 NAME                      AGE                              POSITION
                 ----                      ---                              --------
EXECUTIVE OFFICERS

Gilbert E. Playford....................    54     Chairman of the Board, Chief Executive Officer
                                                  and President
Corrado F. De Gasperis.................    36     Vice President, Chief Financial Officer and Chief Information
                                                  Officer
Scott Mason............................    42     Executive Vice President, Advanced Energy
                                                  Technology Division
Karen G. Narwold.......................    42     Vice President, General Counsel, Human Resources and Secretary
Craig S. Shular........................    49     Executive Vice President, Graphite Power Systems Division

DIRECTORS
R. Eugene Cartledge....................    72     Director
Mary B. Cranston.......................    54     Director
John R. Hall...........................    69     Director
Thomas Marshall........................    73     Director
Ferrell P. McClean.....................    55     Director
Michael C. Nahl........................    59     Director


--------------------

EXECUTIVE OFFICERS

         GILBERT E. PLAYFORD joined UCAR as President and Chief Executive Officer in June 1998. In September 1999, Mr. Playford also became the Chairman of the Board. From January 1996 to June 1998, he was the President and Chief Executive Officer of LionOre Mining International Ltd., a Toronto Stock Exchange company, which he founded and which is engaged in mining nickel in Botswana and nickel/gold in Australia. Prior to founding LionOre Mining International Ltd., of which he continues to serve as a director and non-executive Deputy Chairman, Mr. Playford spent his career with Union Carbide Corporation. We are the successor to the Carbon Products Division of Union Carbide. Mr. Playford began his career in 1972 with Union Carbide in Canada. In 1989, after several years in Europe and Canada, he was appointed Corporate Vice President, Strategic Planning of Union Carbide. In 1990, he became Vice President, Corporate Holdings of Union Carbide. He assumed the additional responsibility of President and Chief Executive Officer of Union Carbide's Canadian subsidiary in 1991. Mr. Playford was named Vice President, Treasurer and Principal Financial Officer of Union Carbide in 1992. In his capacity as Principal Financial Officer of Union Carbide, he also served as a nominee of Union Carbide on UCAR's Board of Directors from 1992 until our leveraged equity recapitalization in January 1995. He took on additional duties as Vice President for Union Carbide's latex and paint business in 1993. Mr. Playford left Union Carbide in January 1996.

         CORRADO F. DE GASPERIS became Chief Financial Officer in May 2001 in addition to his duties as Vice President and Chief Information Officer, which he assumed in February 2000. He served as Controller from June 1998 to February 2000. From 1987 through June 1998, he was with KPMG LLP, and most recently as Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice. KPMG had announced his admittance into their partnership effective July 1, 1998.

         SCOTT C. MASON became Executive Vice President, Advanced Energy Technology Division in February 2001. He served as Chief Financial Officer and Vice President of Graftech and our Director of Mergers and Acquisitions from April 2000 to March 2001. Prior to joining us, Mr. Mason was Vice President-Supply Chain Logistics for Union Carbide. From 1996 to 1999, Mr. Mason served as Director of Operations and then as Business Director for the Unipol Polymers Business of Union Carbide. Mr. Mason served from 1981 to 1996 in various financial, sales and marketing, operations and mergers and acquisition management positions at Union Carbide. He began his career in 1981 in the Chemicals and Plastics Division of Union Carbide.

         KAREN G. NARWOLD became Vice President, General Counsel and Secretary in September 1999 and also assumed responsibility for the human resources department effective January 2002. She joined our Law Department in July 1990 and served as Assistant General Counsel from June 1995 to January 1999 and Deputy General Counsel from January 1999 to September 1999. She was an associate with Cummings & Lockwood from 1986 to 1990.

         CRAIG S. SHULAR became Executive Vice President, Graphite Power Systems Division in June 2001. He served as Vice President and Chief Financial Officer from January 1999, with the additional duties of Executive Vice President, Electrode Sales and Marketing from May 2000. From 1976 through 1998, he held various finance and auditing positions in various divisions of Union Carbide, including the Carbon Products Division from 1976 to 1979.

DIRECTORS

         R. EUGENE CARTLEDGE became a director in February 1996. From 1986 until his retirement in 1994, Mr. Cartledge was the Chairman of the Board and Chief Executive Officer of Union Camp Corporation. Mr. Cartledge retired as Chairman of the Board of Savannah Foods & Industries Inc. in December 1997. He is a director of Chase Industries, Inc., Sun Company, Inc., Delta Air Lines, Inc. and Formica Corporation. Mr. Cartledge is Chairman of the Nominating Committee and a member of the Organization, Compensation and Pension Committee of UCAR's Board of Directors.

         MARY B. CRANSTON became a director in January 2000. Ms. Cranston is a partner and has served since 1999 as Chairperson of Pillsbury Winthrop LLP, an international law firm. Ms. Cranston is based in San Francisco, California. Ms. Cranston has been practicing complex litigation, including antitrust, telecommunications and securities litigation, with Pillsbury Winthrop LLP since 1975. She is a director of the San Francisco Chamber of Commerce and the Bay Area Council, and a trustee of the San Francisco Ballet and Stanford University. Ms. Cranston is a member of the Audit and Finance Committee and the Nominating Committee of UCAR's Board of Directors.

         JOHN R. HALL became a director in November 1995. From 1981 until his retirement in 1997, Mr. Hall was Chairman of the Board and Chief Executive Officer of Ashland Inc. Mr. Hall had served in various engineering and managerial capacities at Ashland Inc. since 1957. He retired as Chairman of Arch Coal Inc. in 1998. He served as a director of Reynolds Metals Company from 1985 to 2000. Mr. Hall currently serves as a member of the Boards of Bank One Corporation, Canada Life Assurance Company, CSX Corporation, Humana Inc. and USEC Inc. Mr. Hall graduated from Vanderbilt University in 1955 with a degree in Chemical Engineering and later served as Vanderbilt's Board Chairman from 1995 to 1999. Mr. Hall is Chairman of the Organization, Compensation and Pension Committee of UCAR's Board of Directors.

         THOMAS MARSHALL became a director in June 1998. Mr. Marshall retired in 1995 as Chairman of the Board and Chief Executive Officer of Aristech Chemical Corporation, a spin off of USX Corporation, which positions he had held since 1986. Mr. Marshall had previously served as President of the U.S. Diversified Group, a unit covering 18 divisions and subsidiaries, including Manufacturing, Fabricating and Chemicals, of USX Corporation. Mr. Marshall serves on the Board of the National Flag Foundation. He is a trustee of the University of Pittsburgh and Chairman of the Thomas Marshall Foundation. Mr. Marshall is a member of the Audit and Finance Committee and the Organization, Compensation and Pension Committee of UCAR's Board of Directors.

         FERRELL P. MCCLEAN became a director in February 2002. Ms. McClean was the Managing Director and Senior Advisor to the head of the Global Oil & Gas Group in Investment Banking at J.P. Morgan Chase & Co. from 2000 through the end of 2001. Ms. McClean joined J.P. Morgan & Co. Incorporated in 1969 and founded the Leveraged Buyout and Restructuring Group within the Mergers & Acquisitions Group in 1986. From 1991 until 2000, Ms. McClean was the Managing Director and co-headed the Global Energy Group within the Investment Banking Group at J.P. Morgan & Co.

         MICHAEL C. NAHL became a director in January 1999. Mr. Nahl is Senior Vice President and Chief Financial Officer of Albany International Corporation, a manufacturer of paper machine clothing, which are the belts of fabric that carry paper stock through the paper production process. Mr. Nahl joined Albany International Corporation in 1981 as Group Vice President, Corporate and was appointed to his present position in 1983. Mr. Nahl is a member of the Chase Manhattan Corporation Northeast Regional Advisory Board. Mr. Nahl is Chairman of the Audit and Finance Committee and a member of the Nominating Committee of UCAR's Board of Directors.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)   Financial Statements

               See Index to Consolidated Financial Statements at page 111 of this Report.

      (2)      Financial Statement Schedules

               None.

      (b)      Reports on Form 8-K

               No Reports on Form 8-K were filed during the 2001 fourth quarter.

      (c)      Exhibits

               The exhibits listed in the following table have been filed as part of this Report.


EXHIBIT
NUMBER                                              DESCRIPTION OF EXHIBIT
-------                                             ----------------------

2.1(1)              -     Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 among
                          Union Carbide Corporation, Mitsubishi Corporation, UCAR International Inc. and UCAR
                          International Acquisition Inc. and Guaranty made by Blackstone Capital Partners II
                          Merchant Banking Fund L.P. and Blackstone Offshore Capital Partners II L.P.
2.2(2)              -     Amended and Restated Stockholders' Agreement dated as of February 29, 1996 among
                          Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital
                          Partners II L.P., Blackstone Family Investment Partnership II L.P., Chase Equity
                          Associates and UCAR International Inc.
2.3                 -     [omitted]
2.4                 -     [omitted]
2.5                 -     [omitted]
2.6                 -     [omitted]
2.7                 -     [omitted]
2.8                 -     [omitted]
2.9                 -     [omitted]




EXHIBIT
NUMBER                                              DESCRIPTION OF EXHIBIT
-------                                             ----------------------

2.10                -     [omitted]
2.11                -     [omitted]
2.12                -     [omitted]
2.13                -     [omitted]
2.14                -     [omitted]
2.15(1)             -     Exchange Agreement dated as of December 15, 1993 by and among Union Carbide Corporation,
                          Union Carbide Chemicals and Plastics Company Inc., Mitsubishi Corporation and UCAR
                          International Inc.
2.16(1)             -     Stock Purchase and Sale Agreement dated as of November 9, 1990 among Mitsubishi
                          Corporation, Union Carbide Corporation and UCAR Carbon Company Inc.
2.17(1)             -     Letter Agreement dated January 26, 1995 with respect to termination of the Stockholders'
                          Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide
                          Corporation and UCAR Carbon Company Inc.
2.18(1)             -     Settlement Agreement dated as of November 30, 1993 among Mitsubishi Corporation, Union
                          Carbide Corporation and UCAR Carbon Company Inc.
2.19(1)             -     Transfer Agreement dated January 1, 1989 between Union Carbide Corporation and UCAR Carbon
                          Company Inc.
2.20(1)             -     Amendment No. 1 to such Transfer Agreement dated December 31, 1989.
2.21(1)             -     Amendment No. 2 to such Transfer Agreement dated July 2, 1990.
2.22(1)             -     Amendment No. 3 to such Transfer Agreement dated as of February 25, 1991.
2.23(1)             -     Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 among
                          Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., Union
                          Carbide Industrial Gases Inc., UCAR Carbon Company Inc. and Union Carbide Coatings Service
                          Corporation.
2.24(1)             -     Environmental Management Services and Liabilities Allocation Agreement dated as of January
                          1, 1990 among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company
                          Inc., UCAR Carbon Company Inc., Union Carbide Industrial Gases Inc. and Union Carbide
                          Coatings Service Corporation.
2.25(1)             -     Amendment No. 1 to such Environmental Management Services and Liabilities Allocation
                          Agreement dated as of June 4, 1992.
2.26                -     [omitted]
2.27                -     [omitted]
2.28(4)             -     Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide
                          Corporation and UCAR Carbon Technology Corporation.
2.29(1)             -     Employee Benefit Services and Liabilities Agreement dated January 1, 1990 between Union
                          Carbide Corporation and UCAR Carbon Company Inc.
2.30(1)             -     Amendment to such Employee Benefit Services and Liabilities Agreement dated January 15,
                          1991.
2.31(1)             -     Supplemental Agreement to such Employee Benefit Services and Liabilities Agreement dated
                          February 25, 1991.




EXHIBIT
NUMBER                                              DESCRIPTION OF EXHIBIT
-------                                             ----------------------


2.32(1)             -     Letter Agreement dated December 31, 1990 among Union Carbide Chemicals and Plastics
                          Company Inc., UCAR Carbon Company Inc., Union Carbide Grafito, Inc. and Union Carbide
                          Corporation.
2.33                -     [omitted]
2.34(6)             -     Share Sale Agreement between Samancor Limited and UCAR Carbon Company Inc. dated April 21,
                          1997.
3.1(3)              -     Amended and Restated Certificate of Incorporation of UCAR International Inc.
3.1(a)(9)           -     Certificate of Designations of Series A Junior Participating Preferred Stock.
3.2(3)              -     Amended and Restated By-Laws of UCAR International Inc.
3.2(a)(9)           -     Amendment to By-Laws of UCAR International Inc.
4.1*                -     Indenture dated as of February 15, 2002 among UCAR Finance Inc., UCAR International Inc.,
                          UCAR Global Enterprises Inc., UCAR Carbon Company Inc., and the Subsidiary Guarantors from time to time party thereto and State Street Bank and Trust Company, as Trustee.
4.2*                -     Registration Rights Agreement dated as of February 15, 2002 among UCAR International Inc., each of the Subsidiaries listed therein, Credit Suisse First Boston Corporation, J.P.
                          Morgan Securities Inc., ABN AMRO Incorporated, Fleet Securities Inc. and Scotial Capital
                          (USA) Inc.
4.3(9)              -     Rights Agreement dated as of August 7, 1998 between UCAR International Inc. and The Bank of New York, as Rights Agent.
4.4*                -     Amendment No. 1 to such Rights Agreement dated as of November 1, 2000.
10.1(11)            -     Credit Agreement dated as of February 22, 2000 among UCAR International Inc., UCAR Global
                          Enterprises Inc., UCAR Finance Inc., the LC Subsidiaries from time to time party hereto, the Lenders from time to time party thereto, and Morgan Guaranty Trust Company of New
                          York, as Administrative Agent.
10.2(11)            -     Guarantee Agreement dated as of February 22, 2000 made by UCAR International Inc., UCAR
                          Global Enterprises Inc., UCAR Finance Inc. and each Domestic Subsidiary party thereto in favor of Morgan Guaranty Trust Company of New York, as Collateral Agent for the Secured
                          Parties.
10.3(11)            -     Security Agreement dated as of February 22, 2000 made by UCAR International Inc., UCAR
                          Global Enterprises Inc., UCAR Finance Inc. and the subsidiaries of UCAR from time to time party thereto, in favor of Morgan Guaranty Trust Company of New York, as Collateral Agent
                          for the Secured Parties.
10.4(11)            -     Indemnity, Subrogation And Contribution Agreement dated as of February 22, 2000 among UCAR
                          International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc., each of the Domestic
                          Subsidiaries party thereto and Morgan  Guaranty Trust Company of New York, as Collateral
                          Agent for the Secured Parties.





EXHIBIT
NUMBER                                              DESCRIPTION OF EXHIBIT
-------                                             ----------------------


10.5(11)            -     Pledge Agreement dated as of February 22, 2000 by UCAR International Inc., UCAR Global
                          Enterprises Inc., UCAR Finance Inc. and the direct and indirect subsidiaries of UCAR that are signatories thereto in favor of Morgan Guaranty Trust Company of New York, as
                    -     Collateral Agent for the Secured Parties.
10.6(11)                  Intellectual Property Security Agreement dated as of February 22, 2000 made by UCAR
                          International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc. and the subsidiaries of UCAR from time to time party thereto in favor of Morgan Guaranty Trust Company of New
                          York, as Collateral Agent for the Secured Parties.
10.7(12)            -     First Amendment to such Credit Agreement dated as of October 11, 2000.
10.8(13)            -     Second Amendment to such Credit Agreement dated as of April 25, 2001.
10.9(13)            -     Third Amendment to such Credit Agreement dated as of July 10, 2001.
10.10*              -     Forth Amendment to such Credit Agreement dated as of December 6, 2001.
10.11*              -     Fifth Amendment to such Credit Agreement dated as of January 18, 2002.
10.12*              -     Reaffirmation Agreement dated as of February 15, 2002 among UCAR International Inc., UCAR
                          Global Enterprises Inc., UCAR Finance, Inc., each Subsidiary Loan Party named therein, each LC Subsidiary named therein and JPMorgan Chase Bank as Administrative Agent and
                          Collateral Agent under the Credit Agreement.
10.13*              -     Pledge Agreement dated as of February 15, 2002, by UCAR SA in favor of UCAR Finance Inc.
10.14               -     [omitted]
10.15               -     [omitted]
10.16               -     [omitted]
10.17               -     [omitted]
10.18               -     [omitted]
10.19               -     [omitted]
10.20               -     [omitted]
10.21(1)            -     Form of Non-Qualified Stock Option Agreement (Original Version).
10.22(9)            -     UCAR International Inc. Management Stock Option Plan as amended and restated through
                          September 29, 1998.
10.22(a)(9)         -     UCAR International Inc. Management Stock Option Plan effective as of September 29, 1998
                          (Senior Management Version).
10.23(8)            -     Employment Agreement dated as of June 22, 1998 between UCAR International Inc. and Gilbert
                          E. Playford.
10.24(9)            -     Forms of Non-Qualified Stock Option Agreement (Standard Option Version and Directors
                          Version).
10.25(11)           -     UCAR International Inc. Compensation Deferral Program effective January 1, 2000.
10.26(14)           -     Restricted Stock Agreement dated as of January 1, 2000 between UCAR International Inc. and
                          Gilbert E. Playford.
10.27(14)           -     Amendment to the UCAR International Inc. Management Stock Option Plan (Senior Management
                          Version) effective as of June 29, 2000.




EXHIBIT
NUMBER                                              DESCRIPTION OF EXHIBIT
-------                                             ----------------------


10.28(14)           -     Amendment to the UCAR International Inc. Management Stock Option Plan (Original Version)
                          effective as of June 29, 2000.
10.29(15)           -     Amendment to Employment and Restricted Stock Agreements between UCAR International Inc.
                          and Gilbert E. Playford dated as of August 25, 2001.
10.30               -     [omitted]
10.31(11)           -     UCAR International Inc. Management Incentive Plan amended and restated as of January 1,
                          1999.
10.32               -     [omitted]
10.33(9)            -     UCAR International Inc. Executive Employee Stock Purchase Program (Senior Management
                          Version).
10.34(9)            -     UCAR International Inc. Executive Employee Loan Program.
10.35               -     [omitted]
10.36(11)           -     UCAR Carbon Company Inc. Equalization Benefit Plan amended and restated as of October 1,
                          1998.
10.37(11)           -     First Amendment to Equalization Benefit Plan effective, as to paragraph 1, January 1, 2000 and, as to paragraph 2, October 1, 1998.
10.38(11)           -     UCAR Carbon Company Inc. Supplemental Retirement Income Plan amended and restated as of
                          July 1, 1998.
10.38(a)(11)        -     First Amendment to Supplemental Retirement Income Plan effective, as to paragraph 1,
                          January 1, 2000 and, as to paragraph 2, July 1, 1998.
10.39(11)           -     UCAR Carbon Company Inc. Enhanced Retirement Income Plan amended and restated as of July
                          1, 1998.
10.39(a)(11)        -     First Amendment to Enhanced Retirement Income Plan effective, as to paragraph 1, January
                          1, 2000 and, as to paragraph 2, July 1, 1998.
10.40(14)           -     Forms of Severance Compensation Agreement (U.S. Version and International Version).
10.41(14)           -     UCAR Carbon Company Inc. Benefits Protection Trust amended and restated as of November 20,
                          2000.
10.42*              -     First Amendment to such Benefits Protection Trust effective as of November 20, 2000.
10.43(3)            -     UCAR International Inc. 1995 Equity Incentive Plan effective as of August 15, 1995.
10.43(a)(5)         -     First Amendment to such Equity Incentive Plan dated July 29, 1996.
10.44(14)           -     Amendment to the UCAR International Inc. 1995 Equity Incentive Plan effective as of June
                          29, 2000.
10.45(14)           -     UCAR Carbon Company Inc. Compensation Deferral Program Trust effective as of November 1,
                          2000.
10.46*              -     First Amendment to such Deferral Program Trust effective as of November 20,
                          2000.
10.47*              -     Second Amendment to such Enhanced Retirement Income Plan effective as of January 1, 2001.
10.48*              -     Third Amendment to such Enhanced Retirement Income Plan effective as of May 23, 2001.




EXHIBIT
NUMBER                                              DESCRIPTION OF EXHIBIT
-------                                             ----------------------


10.49(7)            -     Plea Agreement between the U.S. of America and UCAR International Inc. executed April 7,
                          1998.
10.50(10)           -     Stipulation and Agreement of Settlement dated October 13, 1999 among David Jaroslawicz and
                          Robert P. Krass, Robert J. Hart, Peter B. Mancino, William P. Wiemels, Fred C. Wolf,
                          Eugene Cartledge, John R. Hall, Glenn H. Hutchins, Robert D. Kennedy, Howard A. Lipson,
                          Peter G. Peterson, Stephen A. Schwarzman and UCAR International Inc.
10.51(10)           -     Stipulation and Agreement of Settlement dated October 13, 1999 among the Florida State
                          Board of Administration and UCAR International Inc., Peter G. Peterson, Stephen A.
                          Schwarzman, Howard A. Lipson, Glenn H. Hutchins, Robert P. Krass, Robert J. Hart, William
                          P. Wiemels, Fred C. Wolf and Peter B. Mancino.
10.52*              -     Second Amendment to such Supplemental Retirement Income Plan effective as of January 1,
                          2001.
10.53*              -     Third Amendment to such Supplemental Retirement Income Plan effective as of May 23, 2001.
10.54*              -     Second Amendment to such Equalization Benefit Plan effective as of January 1, 2001.
10.55(13)           -     Outsourcing Services Agreement, dated as of March 30, 2001, effective April 2001, between
                          CGI Information Systems and Management Consultants, Inc. and UCAR International Inc.
                          (Confidential treatment requested as to certain portions.)
10.56(13)           -     Joint Development and Collaboration Agreement, effective June 5, 2001, among UCAR Carbon
                          Company Inc., Graftech Inc., and Ballard Power Systems Inc. (Confidential treatment requested as to certain portions)
10.57(13)           -     Master Supply Agreement, effective June 5, 2001 between UCAR Carbon Company Inc. and
                          Ballard Power Systems Inc. (Confidential treatment requested as to certain portions)
10.58(13)           -     Agreement, effective as of January 1, 2001, between Conoco Limited and UCAR S.A.
                          (Confidential treatment requested as to certain portions.)
10.59(13)           -     Agreement, effective as of January 1, 2001, between Cononco Inc. and UCAR Carbon Company
                          Inc. and UCAR S.A. (Confidential treatment requested as to certain portions)
10.60*              -     Third Amendment to such Equalization Benefit Plan effective as of May 23, 2001.
21.1*               -     List of subsidiaries of UCAR International Inc.
23.1*               -     Consent of KPMG LLP.
23.2*               -     Consent of Deloitte & Touche LLP.
24.1*               -     Powers of Attorney (included on signature pages).



---------------
*    Filed herewith.

(1) Incorporated by reference to the Registration Statement of UCAR International Inc. and UCAR Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).
(2) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1995 (File No. 1-13888).
(3) Incorporated by reference to the Registration Statement of the registrant on Form S-1 (Registration No. 33-94698).
(4) Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).
(5) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-13888).
(6) Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended September 30, 1997 (File No. 1-13888).
(7) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13888).
(8) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1997 (File No. 1-13888).
(9) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).
(10) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-13888).
(11) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1999 (File No. 1-13888).
(12) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-13888).
(13) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).
(14) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2000 (File No. 1-13888).
(15) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-13888).

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               UCAR INTERNATIONAL INC.

March 25, 2002                                 By:   /s/ CORRADO F. DE GASPERIS
                                                     --------------------------
                                                     Corrado F. De Gasperis
                                                     Title: VICE PRESIDENT,
                                                     CHIEF FINANCIAL OFFICER AND
                                                     CHIEF INFORMATION OFFICER

         Know All Men By These Presents, that each individual whose signature appears below hereby constitutes and appoints Gilbert E. Playford, Corrado F. DeGasperis and Karen G. Narwold, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report, (iii) act on, sign and file any and all such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

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



              SIGNATURES                                 TITLE                                  DATE
              ----------                                 -----                                  ----

      /s/ GILBERT E. PLAYFORD            Chairman of the Board, Chief                      March 22, 2002
----------------------------------       Executive Officer and President
      Gilbert E. Playford                (Principal Executive Officer)


     /s/ CORRADO F. DE GASPERIS          Vice President, Chief Financial and               March 25, 2002
----------------------------------       Chief Information Officer
     Corrado F. De Gasperis



              SIGNATURES                                 TITLE                                  DATE
              ----------                                 -----                                  ----

      /s/ R. EUGENE CARTLEDGE             Director                                          March 22, 2002
----------------------------------
      R. Eugene Cartledge

        /s/ MARY B. CRANSTON              Director                                          March 22, 2002
----------------------------------
       Mary B. Cranston

       /s/ JOHN R. HALL                   Director                                          March 22, 2002
--------------------------------
         John R. Hall

        /s/ THOMAS MARSHALL               Director                                          March 22, 2002
--------------------------------
        Thomas Marshall

                                          Director                                          March   , 2002
------------------------------------
          Ferrell P. McClean

        /s/ MICHAEL C. NAHL               Director                                          March 22, 2002
--------------------------------
          Michael C. Nahl




                                                               EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
------                    ----------------------

4.1                 -     Indenture dated as of February 15, 2002 among UCAR Finance Inc., UCAR International Inc.,
                          UCAR Global Enterprises Inc., UCAR Carbon Company Inc., and the Subsidiary Guarantors from time to time party thereto and State Street Bank and Trust Company, as Trustee.
4.2                 -     Registration Rights Agreement dated as of February 15, 2002 among UCAR International Inc., each of the Subsidiaries listed therein, Credit Suisse First Boston Corporation, J.P.
                          Morgan Securities Inc., ABN AMRO Incorporated, Fleet Securities Inc. and Scotia Capital
                          (USA) Inc.
4.4                 -     Amendment No. 1 to such Rights Agreement dated as of November 1, 2000.
10.10               -     Fourth Amendment to such Credit Agreement dated as of December 6, 2001.
10.11               -     Fifth Amendment to such Credit Agreement dated as of January 18, 2002.
10.12               -     Reaffirmation Agreement dated as of February 15, 2002 among UCAR International Inc., UCAR
                          Global Enterprises Inc., UCAR Finance, Inc., each Subsidiary Loan Party named therein, each LC Subsidiary named therein and JPMorgan Chase Bank as Administrative Agent and
                          Collateral Agent under the Credit Agreement.
10.13               -     Pledge Agreement dated as of February 15, 2002, by UCAR SA in favor of UCAR Finance Inc.
10.42               -     First Amendment to such Benefits Protection Trust effective as of November 20, 2000.
10.46               -     First Amendment to such Deferral Program Trust effective as of November 20, 2000.
10.47               -     Second Amendment to such Enhanced Retirement Income Plan effective as of January 1, 2001.
10.48               -     Third Amendment to such Enhanced Retirement Income Plan effective as of May 23, 2001.
10.52               -     Second Amendment to such Supplemental Retirement Income Plan effective as of January 1,
                          2001.
10.53               -     Third Amendment to such Supplemental Retirement Income Plan effective as of May 23, 2001.
10.54               -     Second Amendment to such Equalization Benefit Plan effective as of January 1, 2001.
10.60               -     Third Amendment to such Equalization Benefit Plan effective as of May 23, 2001.
21.1                -     List of subsidiaries of UCAR International Inc.
23.1                -     Consent of KPMG LLP.
23.2                -     Consent of Deloitte & Touche LLP.
24.1                -     Powers of Attorney (included on signature pages).


                                                   TABLE OF CONTENTS

                                                                                                               PAGE


PRELIMINARY NOTES................................................................................................1

        Important Terms..........................................................................................1

        Presentation of Financial, Market and Legal Data.........................................................2

        Organizational Chart.....................................................................................5

PART I...........................................................................................................6

Item 1.  Business................................................................................................6

        Introduction.............................................................................................6

        Graphite Power Systems Division..........................................................................7

        Worldwide Steel Production..............................................................................13

        Advanced Energy Technology Division.....................................................................22

        Environmental Matters...................................................................................36

        Insurance...............................................................................................38

        Employees...............................................................................................38

        Corporate History.......................................................................................38

        Risk Factors and Forward Looking Statements.............................................................40

Item 2.  Properties.............................................................................................61

Item 3.  Legal Proceedings......................................................................................62

        Antitrust Investigations................................................................................62

        Antitrust Lawsuits......................................................................................64

        1997 and 2001 Second Quarter Antitrust Earnings Charges.................................................65

        Other Proceedings Against Us............................................................................65

        Lawsuit Initiated by Us Against Our Former Parents......................................................66

Item 4.  Submission of Matters to a Vote of Security Holders....................................................66

PART II.........................................................................................................67

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................................67

        Market Information......................................................................................67

        Dividend Policies and Restrictions......................................................................68

        Recent Sales of Unregistered Securities.................................................................69

Item 6.  Selected Financial Data................................................................................70

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations.........................................................................................74




                                                   TABLE OF CONTENTS
                                                      (CONTINUED)
                                                                                                               PAGE


        General.................................................................................................74

        Realignment.............................................................................................74

        Our Divisions...........................................................................................75

        Cost Reduction Plans....................................................................................75

        Summary of Projected Annual Cost Savings................................................................77

        Power of One Business Transformation Initiative.........................................................80

        Global Economic Conditions and Outlook..................................................................80

        Strategic Alliances.....................................................................................82

        Financing Transactions..................................................................................84

        Litigation Against Our Former Parent Companies Initiated by Us..........................................85

        Antitrust and Other Litigation Against Us...............................................................86

        Customer Base...........................................................................................88

        Results of Operations...................................................................................88

        Effects of Inflation....................................................................................93

        Effects of Changes in Currency Exchange Rates...........................................................95

        Liquidity and Capital Resources.........................................................................96

        Restrictions on Dividends and Stock Repurchases........................................................107

        Critical Accounting Policies...........................................................................107

        Recent Accounting Pronouncements.......................................................................108

        Assessment of the Euro.................................................................................109

        Costs Relating to Protection of the Environment........................................................109

Item 7A. Quantitative and Qualitative Disclosures About Market Risk............................................109

Item 8.  Financial Statements and Supplementary Data...........................................................111

INDEPENDENT AUDITORS' REPORT...................................................................................112

INDEPENDENT AUDITORS' REPORT...................................................................................113

CONSOLIDATED BALANCE SHEETS....................................................................................114

CONSOLIDATED STATEMENTS OF OPERATIONS..........................................................................115

CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................................................116

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)......................................................117

UCAR INTERNATIONAL INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
      FINANCIAL STATEMENTS.....................................................................................118




                                                   TABLE OF CONTENTS
                                                      (CONTINUED)
                                                                                                               PAGE


(1)      Discussion of Business and Structure..................................................................118

(2)      Summary of Significant Accounting Policies............................................................119

(3)      Financial Instruments.................................................................................125

(4)      Segment Reporting.....................................................................................126

(5)      Long Term Debt........................................................................................127

(6)      Income Taxes..........................................................................................133

(7)      Other (Income) Expense, Net...........................................................................136

(8)      Interest Expense......................................................................................136

(9)      Supplementary Balance Sheet Detail....................................................................137

(10)     Leases and Other Long Term Obligations................................................................138

(11)     Benefit Plans.........................................................................................139

(12)     Restructuring and Impairment Charges..................................................................142

(13)     Management Compensation and Incentive Plans...........................................................144

(14)     Contingencies.........................................................................................148

(15)     Earnings Per Share....................................................................................153

(16)     Stockholder Rights Plan...............................................................................153

(17)     Other Transactions....................................................................................154

(18)     Subsequent Events.....................................................................................155

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure............................................................................................156

PART III ......................................................................................................157

Items 10 to 13 (inclusive).....................................................................................157

Executive Officers and Directors...............................................................................157

PART IV........................................................................................................160

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................160

SIGNATURES.....................................................................................................167

EXHIBIT INDEX..................................................................................................169
