Form 10-Q
period 2002-03-31
GRAFTECH INTERNATIONAL LTD
filed 2002-05-14
CIK 931148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934  FOR THE  TRANSITION PERIOD FROM........TO........
                                 ---------------

                         COMMISSION FILE NUMBER: 1-13888

                                 ---------------

                           GRAFTECH INTERNATIONAL LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                             06-1385548
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

                                 ---------------

        1521 CONCORD PIKE
   BRANDYWINE WEST, SUITE 301                                     19803
         WILMINGTON, DE                                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (302) 778-8227

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of March 31, 2002, 55,885,559 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION:

ITEM 1.      FINANCIAL STATEMENTS:

       Consolidated Balance Sheets at December 31, 2001
           and March 31, 2002.......................................................................    Page 2

       Consolidated Statements of Operations for the Three Months
           ended March 31, 2001 and 2002............................................................    Page 3

       Consolidated Statements of Cash Flows for the Three Months
           ended March 31, 2001 and 2002............................................................    Page 4

       Consolidated Statement of Stockholders' Deficit for the
           Three Months ended March 31, 2002........................................................    Page 5

       Notes to Consolidated Financial Statements...................................................    Page 6

INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1.................................................    Page 33

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.................................................................    Page 39

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS................................    Page 67

PART II. OTHER INFORMATION:.........................................................................    Page 69

ITEM 1.   LEGAL PROCEEDINGS.........................................................................    Page 75

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..........................................................    Page 77

SIGNATURE ..........................................................................................    Page 79

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                         DECEMBER 31,         MARCH 31,
                                ASSETS                                                      2001                2002
                                                                                            ----                ----
CURRENT ASSETS:
    Cash and cash equivalents........................................                      $       38         $       33
    Notes and accounts receivable....................................                              95                 97
    Inventories:
      Raw materials and supplies.....................................                              33                 34
      Work in process................................................                             111                105
      Finished goods.................................................                              33                 32
                                                                                             --------           --------
                                                                                                  177                171
    Prepaid expenses and deferred income taxes.......................                              12                 19

                                                                                             --------           --------
      Total current assets...........................................                             322                320
                                                                                             --------           --------
Property, plant and equipment........................................                             931                936
Less:  accumulated depreciation......................................                             650                655
                                                                                             --------           --------
      Net fixed assets...............................................                             281                281
                                                                                             --------           --------
Goodwill.............................................................                              29                 29
Less: accumulated amortization.......................................                              12                 12
                                                                                             --------           --------
                                                                                                   17                 17
Deferred income taxes................................................                             140                153
Other assets.........................................................                              37                 46
                                                                                             --------           --------
      Total assets...................................................                      $      797         $      817
                                                                                             ========           ========
                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable.................................................                      $      101         $       68
    Short-term debt..................................................                               7                  8
    Accrued income and other taxes...................................                              45                 47
    Other accrued liabilities........................................                              57                 58
      Total current liabilities......................................                             210                181
                                                                                             --------           --------
 Long-term debt......................................................                             631                688

Other long-term obligations..........................................                             231                228
Deferred income taxes................................................                              32                 38
Minority stockholders' equity in consolidated entities...............                              25                 25
STOCKHOLDERS' DEFICIT:
    Preferred stock, par value $.01,  10,000,000  shares  authorized,                               -                  -
       none issued...................................................
    Common  stock,  par value $.01,  100,000,000  shares  authorized,                               1                  1
       58,532,209  shares  issued at December  31,  2001,  58,642,203 shares issued at March 31, 2002...............................
    Additional paid-in capital.......................................                             629                635
    Accumulated other comprehensive loss.............................                            (269)              (277)
    Retained deficit.................................................                            (602)              (606)
    Unearned restricted stock........................................                               -                 (5)
    Less:  cost of common  stock held in treasury,  2,322,412  shares                               5                  5
       at December 31, 2001, 2,330,244 shares at March 31, 2002......                              (8)                (8)
    Common stock held in employee  benefits trust,  426,400 shares at
       December 31, 2001 and March 31, 2002..........................                              (6)                (6)
                                                                                             --------           --------
    Total stockholders' deficit......................................                            (332)              (343)
                                                                                             --------           --------
      Total liabilities and stockholders' deficit....................                      $      797         $      817
                                                                                             ========           ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                               THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                          2001               2002
                                                                                          ----               ----

Net sales...................................................................          $        171         $       138
Cost of sales...............................................................                   122                 107
                                                                                        ----------           ---------
       Gross profit.........................................................                    49                  31

Research and development....................................................                     3                   3
Selling, administrative and other expenses..................................                    21                  18
Global realignment and related expenses.....................................                     -                   1
Restructuring charge and impairment loss of long-lived and other assets.....                     -                   5
Other (income) expense, net.................................................                     -                  (3)
                                                                                        ----------           ---------

       Operating profit.....................................................                    25                   7

Interest expense............................................................                    19                  13
                                                                                        ----------           ---------
       Income (loss) before provision (benefit) for income taxes,
           minority interest and extraordinary item.........................                     6                  (6)
Provision (benefit) for income taxes........................................                     2                  (5)
                                                                                        ----------           ---------

       Income (loss) of consolidated entities before minority interest
           and extraordinary item...........................................                     4                  (1)
Less: minority stockholders' share of income................................                     1                   1
                                                                                        ----------           ---------

       Income (loss) before extraordinary item..............................          $          3                  (2)
Extraordinary item, net of tax..............................................                     -                   2
                                                                                        ----------           ---------

           Net income (loss)................................................          $          3       $          (4)
                                                                                        ==========           =========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
     Income before extraordinary item.......................................          $       0.07       $       (0.03)
     Extraordinary item, net of tax.........................................                     -               (0.03)
                                                                                        ----------           ---------
     Net income (loss) per share............................................          $       0.07       $       (0.06)
                                                                                        ==========           =========

     Weighted average common shares outstanding (IN THOUSANDS)..............                45,222              55,823
                                                                                        ==========           =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     Income before extraordinary item.......................................          $       0.07       $       (0.03)
     Extraordinary item, net of tax.........................................                     -               (0.03)
                                                                                        ----------           ---------
     Net income (loss) per share............................................          $       0.07       $       (0.06)
                                                                                        ==========           =========

     Weighted average common shares outstanding (IN THOUSANDS)..............                46,033              55,823
                                                                                        ==========           =========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                         2001              2002
                                                                                         ----              ----
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss)............................................................   $       3          $    (4)
     Extraordinary item, net of tax...............................................           -                2
     Non-cash charges to net income (loss):
         Depreciation and amortization............................................          10                7
         Deferred income taxes....................................................           -               (8)
         Restructuring charge and impairment loss on
              long-lived and other assets.........................................           -                5
         Other non-cash charges...................................................           (5)             (4)
     Working capital *............................................................            5             (45)
     Long-term assets and liabilities.............................................           (2)              -
                                                                                       --------         -------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.................          11              (47)
                                                                                       --------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
     Capital expenditures.........................................................          (5)              (9)
     Sale of assets...............................................................           1                -
                                                                                      --------          -------
              NET CASH USED IN INVESTING ACTIVITIES...............................          (4)              (9)
                                                                                      --------          -------
CASH FLOW FROM FINANCING ACTIVITIES:
     Short-term debt borrowings (reductions), net.................................          (1)               1
     Revolving credit facility borrowings (reductions), net.......................           2              (25)
     Long-term debt borrowings....................................................           -              400
     Long-term debt reductions....................................................          (7)            (312)
     Minority interest investment.................................................           9                -
     Sale of common stock under stock options.....................................           1                1
     Financing costs..............................................................           -              (14)
                                                                                      --------          -------
              NET CASH PROVIDED BY FINANCING ACTIVITIES...........................           4               51
                                                                                      --------          -------
Net increase (decrease) in cash and cash equivalents..............................         111               (5)
Effect of exchange rate changes on cash and cash equivalents......................          (2)               -
Cash and cash equivalents at beginning of period..................................          47               38
                                                                                      --------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................   $      56          $    33
                                                                                      ========          =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Net cash paid during the period for:
         Interest expense.........................................................   $      17          $    12
                                                                                      ========          =======
         Income taxes.............................................................   $       6          $     3
                                                                                      ========          =======
* Net change in working capital due to the following components:
     (Increase) decrease in current assets:
         Notes and accounts receivable............................................   $      22          $    (3)
         Inventories..............................................................         (11)               4
         Prepaid expenses.........................................................           -               (3)
     Increase (decrease) in accounts payable and accruals.........................           6              (40)
     Antitrust investigations and related lawsuits and claims.....................          (8)               -
     Restructuring payments.......................................................          (4)              (3)
                                                                                      --------          -------
              WORKING CAPITAL.....................................................   $       5          $   (45)
                                                                                      ========          =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)





                                                                         Accumulated
                                                          Additional         Other                        Unearned
                                               Common      Paid-in       Comprehensive       Retained    Restricted       Treasury
                                               Stock       Capital           Loss             Deficit       Stock          Stock
                                               -----       -------           ----             -------       -----          -----


Balance at December 31, 2001............   $      1     $     630       $    (269)         $  (602)      $     -         $    (85)

Comprehensive income (loss):
   Net income (loss)....................          -             -              -                (4)            -                -
   Foreign currency translation
     adjustments........................          -             -             (8)                -             -                -
        Total comprehensive income
          (loss)........................          -             -             (8)               (4)            -                -
Issuance of restricted stock............          -             4              -                 -             -                -
Unamortized restricted stock............          -             -              -                 -            (5)               -
Sale of common stock under stock options          -             1              -                 -             -                -
                                               ----        -------          -------            -----          ----             ----

Balance at March 31, 2002...............   $      1     $     635       $    (277)         $  (606)      $    (5)        $    (85)
                                               ====        =======          =======            =====          ====             ====



                                                    COMMON
                                                  STOCK HELD
                                                      IN                    TOTAL
                                                   EMPLOYEE              STOCKHOLDER
                                                   BENEFITS                 EQUITY
                                                     TRUST                (DEFICIT)
                                                     -----                ---------

Balance at December 31, 2001............          $     (6)           $    (332)

Comprehensive income (loss):
   Net income (loss)....................                 -                   (4)
   Foreign currency translation
     adjustments........................                 -                   (8)
        Total comprehensive income
          (loss)........................                 -                  (12)
Issuance of restricted stock............                 -                    5
Unamortized restricted stock............                 -                   (5)
Sale of common stock under stock options                 -                    1
                                                     -----               ------
Balance at March 31, 2002...............          $     (6)           $    (343)
                                                     =====               ======


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



(1)  INTERIM FINANCIAL PRESENTATION

         These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2002.

IMPORTANT TERMS

         We use the following terms to identify various companies or groups of companies in the Consolidated Financial Statements.

         "GTI" refers to GrafTech International Ltd. only. GTI is our public parent company and the issuer of the publicly traded common stock covered by the Consolidated Financial Statements. GTI is a guarantor of the Senior Notes as defined in Note 10 (the "SENIOR NOTES"). Prior to our Annual Meeting of Stockholders for 2002, GTI was named UCAR International Inc.

         "UCAR GLOBAL" refers to UCAR Global Enterprises Inc. only. UCAR Global is a direct, wholly owned subsidiary of GTI and the direct or indirect holding company for all of our operating subsidiaries. UCAR Global is a guarantor of the Senior Notes.

         "UCAR CARBON" refers to UCAR Carbon Company Inc. only. UCAR Carbon is our wholly owned subsidiary through which we conduct most of our U.S. operations. In connection with the corporate realignment of our subsidiaries as described below, UCAR Carbon will change its name to UCAR Technology Company Inc. and transfer its businesses to one or more newly formed wholly owned U.S. subsidiaries. UCAR Carbon is a guarantor of the Senior Notes.

         "UCAR FINANCE" refers to UCAR Finance Inc. only. UCAR Finance is a direct, wholly owned special purpose finance subsidiary of GTI and the borrower under our senior secured bank credit facilities (as amended, the "SENIOR FACILITIES"). UCAR Finance is the issuer of our 10.25% senior notes due 2012.

         "GRAFTECH" refers to Graftech Inc. only. Graftech is our 97.5% owned (wholly owned, prior to June 2001) subsidiary engaged in the development, manufacture and sale of natural graphite-based products. In connection with the corporate realignment of our subsidiaries as described below, Graftech will change its name to Graftech Technology Company Inc. and transfer its business to a newly formed 100% owned U.S. subsidiary (to be named Graftech Inc.).

         "CARBONE SAVOIE" refers to Carbone Savoie S.A.S. and its subsidiaries. Carbone Savoie is our 70% owned subsidiary engaged in the development, manufacture and sale of graphite and carbon cathodes.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         "SUBSIDIARIES" refers to those companies which, at the relevant time, are or were majority owned or wholly owned directly or indirectly by GTI or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of GTI's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1999 through March 31, 2002, except for:

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

         "WE," "US" or "OUR" refers to GTI and its subsidiaries collectively or, if the context so requires, GTI, UCAR Global or UCAR Finance, individually.

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

FOREIGN CURRENCY TRANSLATION

         Generally, except for financial statements of our subsidiary in Russia where high inflation has existed, unrealized gains and losses resulting from translation of financial statements of our foreign subsidiaries from their functional currencies into dollars are accumulated in other comprehensive income
(loss) on the Consolidated Balance Sheets until such time as the subsidiaries or their operations are sold or the subsidiaries are substantially or completely liquidated. Translation gains and losses relating to financial statements of foreign subsidiaries in countries where high inflation has existed or which predominantly use the dollar for their operations are included in other (income) expense, net in the Consolidated Statements of Operations. Our Mexican subsidiary began using the dollar as its functional currency during 1999 because its sales and purchases are predominantly dollar-denominated. Prior to August 1, 2000, our Swiss subsidiary used the dollar as its functional currency. Beginning August 1, 2000, our Swiss subsidiary began using the euro as its functional currency because its operations became predominantly euro-dominated. Prior to the 2002 first quarter, we had designated [euro]125 million of Tranche A Term Loans as a net equity hedge for our net investments in Europe. In the 2002 first quarter, a majority of the Tranche A Term Loans were repaid and the net equity hedge was eliminated and the resulting $1 million of loss in other comprehensive income (loss) was charged to other (income) expense. The currency effects associated with the Tranche A Term Loans were reflected in accumulated other comprehensive income
(loss) in the Consolidated Statements of Operations where they offset gains and losses recorded on our net investment in Europe.

NEW ACCOUNTING STANDARDS

         In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill and other intangible assets not being amortized pursuant to SFAS No. 142, and certain other assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on our consolidated financial position or results of operations.

         In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. We anticipate that the adoption of SFAS No. 143 will not have a significant impact on our consolidated financial position or results of operations.

         In July 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," both of which are effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations, goodwill and intangible assets. We adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our consolidated financial position or results of operations, except that we no longer amortize goodwill. Goodwill amortization was $1 million in the 2001 first quarter.

(2)  EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated using the following share data:

                                                                               THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                              ---------------
                                                                          2001              2002
                                                                          ----              ----
Weighted average common shares
   outstanding for basic calculation...................                  45,221,935       55,823,444
Add:  effect of stock options..........................                     811,362                -
                                                                     --------------    -------------
Weighted average common shares
    outstanding for diluted calculation................                  46,033,297       55,823,444
                                                                     ==============    =============



                                 PART I (CONT'D)
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued. As a result of the net loss for the three months ended March 31, 2002, 1,109,941 of potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share.

         In addition, the calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 4,318,247 shares and 4,329,097 shares in the three months ended March 31, 2001 and 2002, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

         The calculation of both basic and diluted earnings (loss) per share gives effect to, among other things, the grant of 412,300 shares of restricted stock to employees in March 2002. In general, 50% of such shares vest on January 1, 2003 and 50% of such shares vest on January 1, 2004 if the employees are employed by us on the vesting date. Shares which do not vest are forfeited to us and become treasury shares.

(3)  SEGMENT REPORTING

         We evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers of goods and services are not material.

         The following tables summarize financial information concerning our reportable segments.

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                   2001              2002
                                                                   ----              ----
                                                                     (DOLLARS IN MILLIONS)

      Net sales to external customers:
        Graphite Power Systems Division.................       $      136           $     111
        Advanced Energy Technology Division.............               35                  27
                                                                   ------              ------
           Consolidated net sales.......................       $      171           $     138
                                                                   ======              ======

      Gross profit:
        Graphite Power Systems Division.................       $       38           $      25
        Advanced Energy Technology Division.............               11                   6
                                                                   ------              ------
           Consolidated gross profit....................       $       49           $      31
                                                                   ======              ======
      Depreciation and amortization:

        Graphite Power Systems Division.................       $        9            $      6
        Advanced Energy Technology Division.............                1                   1
                                                                 --------             -------
           Consolidated depreciation and amortization...       $       10            $      7
                                                                   ======             =======


(4)  RESTRUCTURING AND IMPAIRMENT CHARGES

         In the 2002 first quarter, we recorded a $5 million restructuring charge that related primarily to the mothballing of our graphite electrode operations in Caserta, Italy. This charge includes estimated pension, severance and other related employee benefit costs for 102 employees and other costs related to the mothballing.

         In the 2001 fourth quarter, we recorded a $7 million restructuring charge and a $27 million impairment loss on long-lived and other assets. The restructuring charge related primarily to exit costs related to the mothballing of our graphite electrode operations in Caserta, Italy. $24 million of the impairment loss related to assets located at our facility in Caserta. The remaining $3 million of the impairment loss related to impairment of available-for-sale securities.

         In the 2001 third quarter, we recorded a $2 million restructuring charge and impairment loss on long-lived assets related to our restructuring and realignment of our businesses into our Advanced Energy Technology and Graphite Power Systems Divisions, the relocation of our corporate headquarters and the shutdown of our coal calcining operations located in Niagara Falls, New York. As part of the realignment, we have centralized management functions of our Advanced Energy Technology Division in Cleveland, Ohio, and management functions of our Graphite Power Systems Division in Etoy, Switzerland. We have relocated our corporate headquarters, consisting of approximately 10 employees, from Nashville, Tennessee, to Wilmington, Delaware. The relocation was substantially completed by the end of 2001. The charge includes severance and related benefits associated with a workforce reduction of 24 employees and impairment of leasehold improvement assets.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         In the 2001 third quarter, we reversed $2 million of prior restructuring charges based on revised lower estimates of workforce reductions and plant closure costs, and we reclassified $4 million of prior restructuring charges related to on-site waste disposal post monitoring costs to the other long-term obligations.

         In the 2001 second quarter, we recorded a $58 million charge for restructuring and impairment loss on long-lived assets related to the shutdown of our graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee and our coal calcining operations in Niagara Falls, New York. The $58 million charge included restructuring charges of $2 million for severance and related benefits associated with a work force reduction of 171 employees and $3 million in plant shutdown and related costs. The remaining $53 million of the charge related to the impairment loss on long-lived assets. The shutdown was completed on schedule by the end of the 2001 third quarter.

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

         In the 2000 third quarter, we recorded an impairment loss on long-lived assets of $3 million in connection with the re-sourcing of our U.S. cathode production to our facilities in Brazil and France and the reduction of graphite electrode production capacity to accommodate such increased cathode production in Brazil and France. This non-cash charge related to the write-off of certain long-lived assets located at one of our facilities in the U.S. The charge affected GPS.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


                                                                                     POST
                                                                PLANT SHUTDOWN    MONITORING
                                                SEVERANCE AND     AND RELATED    AND RELATED
                                                RELATED COSTS        COSTS           COSTS          TOTAL
                                                -------------        -----           -----          -----
                                                                    (DOLLARS IN MILLIONS)
Balance at December 31, 2000.............           $    13          $     9          $     4       $   26

Restructuring charges in 2001............                 4                8                -           12
Payments in 2001.........................               (13)              (5)               -          (18)
Non-cash write-offs in 2001..............                 -               (4)               -           (4)
Reclassification of on-site disposal and
    monitoring costs.....................                 -                -               (4)          (4)
                                                     ------           ------           ------        -----
Balance at December 31, 2001.............           $     4          $     8          $     -       $   12

Restructuring charges in 2002............                 5                -                -            5
Payments in 2002.........................                (1)              (1)               -           (2)
                                                     ------           ------           ------        -----
Balance at March 31, 2002................           $     8          $     7          $     -       $   15
                                                     ======           ======           ======        =====

         The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

(5)  LONG-TERM DEBT AND LIQUIDITY

         The following table presents our long-term debt:


                                                                        DECEMBER 31,               MARCH,
                                                                             2001                   2002
                                                                             ----                   ----
                                                                                 (DOLLARS IN MILLIONS)

Senior Facilities:
     Tranche A euro facility............................               $        194         $         22
     Tranche A U.S. dollar facility.....................                         23                    -
     Tranche B U.S. dollar facility.....................                        313                  190
     Revolving credit facility..........................                         95                   70
                                                                          ---------             --------
       Total Senior Facilities..........................                        625                  282
Swiss mortgage and other European debt..................                          6                    6
Senior Notes due 2012...................................                          -                  400
                                                                          ---------             --------
      Total..............................................              $        631         $        688
                                                                          =========             ========

SENIOR NOTES

         On February 15, 2002, UCAR Finance issued $400 million aggregate principal amount of Senior Notes. As described in Note 10, on May 6, 2002, UCAR Finance issued an additional $150 million aggregate principal amount of Senior Notes. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002, at the rate of 10.25% per annum. The Senior Notes mature on February 15, 2012.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

         In addition, before February 15, 2005, UCAR Finance is entitled at its option on one or more occasions to redeem Senior Notes (which includes additional Senior Notes, if any) in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the Senior Notes (which includes additional Senior Notes, if any) originally issued at a redemption price of 110.25% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more underwritten primary public offering of common stock of GTI pursuant to an effective registration statement under the Securities Act so long as:

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

         Upon the occurrence of a change of control, UCAR Finance will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. For this purpose, a change in control occurs on:

     o the date on which any person beneficially owns more than 35% of the total voting power of GTI; or

     o the date on which individuals, who on the issuance date of the Senior Notes, were directors of GTI (or individuals nominated or elected by a vote of 66 2/3% of such directors or directors previously so elected or nominated), cease to constitute a majority of GTI's Board of Directors then in office; or

     o the date on which a plan relating to the liquidation or dissolution of GTI is adopted; or

     o the date on which GTI merges or consolidates with or into another person or another person merges into GTI, or all or substantially all of GTI's assets are sold (in each case, determined on a consolidated basis), with certain specified exceptions; or

     o the date on which GTI ceases to own, directly or indirectly, all of the voting power of UCAR Global, UCAR Carbon and UCAR Finance.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         The Senior Notes have been guaranteed on a senior unsecured basis by GTI, UCAR Global and UCAR Carbon and other U.S. subsidiaries holding a substantial majority of our U.S. assets, except that the guarantee by UCAR Carbon is secured as described below.

         Unsecured intercompany term notes in an aggregate principal amount equal to $382 million (based on currency exchange rates in effect at March 31, 2002) and guarantees of those unsecured intercompany term notes issued to UCAR Finance by certain of our foreign subsidiaries have been pledged by UCAR Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation and assuming no change in the aggregate principal amount of unsecured intercompany term notes due to changes in currency exchange rates since March 31, 2002, and after giving effect to the issuance of additional Senior Notes on May 6, 2002, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes equals $381 million, or about 69% of the principal amount of the outstanding Senior Notes (including the additional Senior Notes issued on May 6, 2002 as discussed in Note 10). The remaining unsecured intercompany term notes held by UCAR Finance (in an aggregate principal amount of $1 million (based on currency exchange rates in effect at March 31, 2002 and after giving effect to the issuance of additional Senior Notes on May 6, 2002) and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities and the holders of the Senior Notes) of UCAR Finance, as their interests may appear. The Senior Notes contain provisions restricting, subject to certain exceptions, the pledge of those unsecured intercompany term notes to secure any debt or obligation unless they are equally and ratably pledged to secure the Senior Notes for so long as such other pledge continues in effect.

         The guarantee by UCAR Carbon has been secured by a pledge of all of our shares of Graftech, but at no time will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes. The pledge of the shares of Graftech is junior to the pledge of the same shares to secure UCAR Carbon's guarantee of the Senior Facilities.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

         The Senior Notes contain a number of covenants that, among other things, restrict our ability to incur additional indebtedness, pay dividends, make investments, create or permit to exist restrictions on distributions from subsidiaries, sell assets, engage in certain transactions with affiliates or enter into certain mergers and consolidations.

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

SENIOR FACILITIES

         The Senior Facilities, which have been amended and which amendments since January 1, 2001 are described below, consist of:

     o A Tranche A Facility providing for initial term loans of $137 million and of [euro]161 million (equivalent to $158 million based on currency exchange rates in effect at February 22, 2000) to UCAR Finance. The Tranche A Facility amortizes in quarterly installments over six years, commencing June 30, 2000, with quarterly installments ranging from about [euro] 2 million in 2000 to about [euro] 17 million in 2005, with the final installment payable on December 31, 2005. In October 2000, we converted $78 million of these loans from dollar-denominated to euro-denominated loans.

     o A Tranche B Facility providing for initial term loans of $350 million to UCAR Finance. The Tranche B Facility amortizes over eight years, commencing June 30, 2000, with nominal quarterly installments during the first six years, and quarterly installments of about $41 million in 2006 and 2007, with the final installment payable on December 31, 2007.

     o A Revolving Facility providing for dollar and euro-denominated revolving and swingline loans to, and the issuance of dollar-denominated letters of credit for the account of, UCAR Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed [euro]200 million. The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $75 million (which $75 million is reduced by the amount of certain debt (excluding the Senior Notes) incurred by us that is not incurred under the Senior Facilities).

         At March 31, 2002, after giving effect to the issuance of additional Senior Notes in May 2002 and the application of the net proceeds therefrom:

     o    the term loans under the Tranche A Facility have been fully repaid;
          and

     o the principal amount of term loans outstanding under the Tranche B Facility is $131 million, all of the scheduled principal payments of which are due in 2007.

         We are generally required to make mandatory prepayments in the amount of:

     o Either 75% or 50% (depending on our leverage ratio, which is the ratio of our net debt to our EBITDA) of excess cash flow. The obligation to make these prepayments, if any, arises after the end of each year with respect to adjusted excess cash flow during the prior year;

     o 100% of the net proceeds of certain asset sales or incurrence of certain indebtedness; and

     o 50% of the net proceeds of the issuance of certain GTI equity securities.

         We may make voluntary prepayments under the Senior Facilities. There is no penalty or premium due in connection with prepayments (whether voluntary or mandatory).

         UCAR Finance has made and may make secured and guaranteed intercompany loans of the net proceeds of borrowings under the Senior Facilities to UCAR Global's subsidiaries. The obligations of UCAR Finance under the Senior Facilities are secured, with certain exceptions, by first priority security interests in all of these intercompany loans (including the related security interests and guarantees). We used the proceeds from the issuance of the Senior Notes in February 2002 to finance the repayment of all of these intercompany loans which were outstanding at that time, except for intercompany revolving loans to UCAR Carbon and our Swiss subsidiary.

         GTI unconditionally and irrevocably guarantees the obligations of UCAR Finance under the Senior Facilities. This guarantee is secured, with certain exceptions, by first priority

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


security interests in all of the outstanding capital stock of UCAR Global and UCAR Finance, all of the intercompany debt owed to GTI and GTI's interest in the lawsuit initiated by us against our former parents.

         GTI, UCAR Global and each of UCAR Global's subsidiaries guarantees, with certain exceptions, the obligations of UCAR Global's subsidiaries under the intercompany loans, except that our foreign subsidiaries do not guarantee the intercompany loan obligations of our U.S. subsidiaries.

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

         The interest rates applicable to the Tranche A Facility, prior to repayment of all term loans thereunder, were, and the interest rates applicable to the Revolving Facility are, at our option, either euro LIBOR plus a margin ranging from 1.375% to 3.375% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.375% to 2.375% (depending on our leverage ratio). The interest rate applicable to the Tranche B Facility is, at our option, either euro LIBOR plus a margin ranging from 2.875% to 3.625% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.875% to 2.625% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by JP Morgan Chase Bank or the federal funds effective rate, plus 0.50%. UCAR Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. At March 31, 2002, the interest rates on outstanding debt under the Senior Facilities were: Tranche A euro Facility, 6.8%; Tranche B Facility, 5.6%; and Revolving Facility, 5.3%. The weighted average interest rate on the Senior Facilities was 5.6% during the 2002 first quarter.

         The Senior Facilities contain a number of significant covenants that, among other things, significantly restrict our ability to sell assets, incur additional debt, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into sale and lease back transactions, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make intercompany dividend payments to GTI, pay intercompany debt owed to GTI, engage in transactions with affiliates, pay dividends to stockholders of GTI or make other restricted payments and that otherwise significantly restrict corporate activities. In addition, we are required to comply with specified minimum interest coverage and maximum leverage ratios, which become more restrictive over time, beginning September 30, 2003.

         Under the Senior Facilities, GTI is permitted to pay dividends on, and repurchase, common stock in an aggregate annual amount of $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000.

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

AMENDMENTS TO SENIOR FACILITIES

         In April 2001, the Senior Facilities were amended to, among other things, exclude certain expenses incurred in connection with the lawsuit initiated by us against our former parents (up to a maximum of $20 million, but not more than $3 million in any quarter) and certain charges and payments in connection with antitrust fines, settlements and expenses from the calculation of financial covenants. Charges (over and above the $340 million charge recorded in 1997) recorded on or before June 30, 2002 (or during the term of the Senior Facilities, after effectiveness of the amendment described below which became effective in February 2002) for antitrust fines, settlements and expenses are excluded from the calculation of financial covenants (until paid) up to a maximum of $130 million (or $75 million, after effectiveness of the amendment described in Note 10), reduced by the amount of certain debt (other than the Senior Notes) incurred by us that is not incurred under the Senior Facilities ($24 million of which debt was outstanding at March 31, 2002). The fine assessed by the EU Competition Authority, as well as the additional $10 million charge recorded in July 2001 and any payments related to such fine (including payments within the $340 million charge recorded in 1997), are excluded from the calculation of financial covenants through June 30, 2002 (or for the term of the Senior Facilities, after the effectiveness of the amendment described below which became effective in February 2002).

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         In February 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $400 million aggregate principal amount of Senior Notes, to pledge certain unsecured intercompany term notes and unsecured guarantees of those notes to secure the Senior Notes, to have certain U.S. subsidiaries holding a majority of our U.S. assets guarantee the Senior Notes and to have those U.S. subsidiaries pledge shares of Graftech to secure such guarantees. Furthermore, the amendment permitted the net proceeds from the sale of such senior notes to be applied to repay term loans under the Tranche A and B Facilities and reduce the outstanding balance under the Revolving Facility.

         In connection with this amendment, our maximum permitted leverage ratio was substantially increased and our minimum required interest coverage ratio was substantially decreased while maintaining full availability of the Revolving Facility. The amendment also changed the manner in which net debt and EBITDA are calculated to exclude certain fees, costs and expenses (including fees of counsel and experts) in connection with the lawsuit initiated by us against our former parents as well as any letter of credit issued to secure payment of the antitrust fine assessed against us by the EU Competition Commission. In addition, the amendment expanded our ability to make certain investments, including investments in Graftech, and eliminate provisions relating to a spin-off of Graftech. In connection therewith, we paid an amendment fee of $1 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by
37.5 basis points.

         In May 2002, the Senior Facilities were amended as described in
Note 10.

INTEREST RATE MANAGEMENT

         We implement interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities. In April 2002, we entered into a ten-year interest rate swap for a notional amount of $200 million to effectively convert that amount of fixed rate debt to variable rate debt.

LEVERAGE

         We are highly leveraged and, as discussed in Note 7, have substantial obligations in connection with antitrust investigations, lawsuits and claims (in respect of which we have an unfunded reserve totaling $101 million). We had total debt of $696 million and a stockholders' deficit of $343 million at March 31, 2002. A substantial portion of our debt has variable interest rates or has been effectively converted from a fixed rate obligation to a variable rate obligation pursuant to interest rate management initiatives. We typically discount or factor a portion of our accounts receivable. In the 2001 first quarter, certain of our subsidiaries sold receivables totaling $42 million. In addition, if we are required to pay or issue a letter of credit to secure payment of the fine assessed by the EU Competition Authority pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under, or the letter of credit

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


would constitute a borrowing under, the Revolving Facility. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent operating results.

         We use, and are dependent on, funds available under the Revolving Facility, including continued compliance with the financial covenants under the Senior Facilities, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity.

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

         Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the financial covenants under the Senior Facilities. A failure to so comply, unless waived by the lenders thereunder, would be a default thereunder. This would permit the lenders to accelerate the maturity of the Senior Facilities. It would also permit them to terminate their commitments to extend credit under the Revolving Facility. This would have an immediate material adverse effect on our liquidity. An acceleration of maturity of the Senior Facilities would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. A breach of the covenants contained in the Senior Notes would also permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. Acceleration of maturity of the Senior Notes would permit the lenders to accelerate the maturity of the Senior Facilities and terminate their commitments to extend credit under the Revolving Facility. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, the lenders and holders could proceed against the collateral securing the Senior Facilities and the Senior Notes, respectively, and exercise all other rights available to them.

EXTRAORDINARY ITEM

         In February 2002, we recorded an extraordinary charge of $3 million ($2 million after tax) for write-off of capitalized fees associated with the term loans under Tranche A and B Facilities repaid with the net proceeds from the issuance of the Senior Notes.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



(6)  FINANCIAL INSTRUMENTS

         Certain of our subsidiaries sold receivables totaling $42 million in the 2002 first quarter and $61 million in the 2001 first quarter. None of the receivables sold were recorded on the Consolidated Balance Sheets at March 31, 2002 or December 31, 2001, respectively.

(7)  CONTINGENCIES

ANTITRUST INVESTIGATIONS

         In April 1998, pursuant to a plea agreement between the U.S. Department of Justice (the "DOJ") and GTI, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The plea agreement was approved by the court and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. At our request, in January 2001, the due date of each of the remaining three payments was deferred by one year and, at our request, in January 2002, the payment schedule for the $60 million unpaid balanced outstanding at that time was revised to require a $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million, through January 2007. Beginning in 2004, the DOJ may ask the court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. In January 2002, the statutory rate of interest was 2.13% per annum. Accrued interest will be payable together with each quarterly payment. The revised payment schedule has been approved by the court. All payments due have been timely made.

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

         In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. In March 2002, we were advised that it had, after holding a hearing, assessed a fine against us in the amount of 676 million KRW (approximately $510,000, based on currency exchange rates in effect on March 31, 2002). Five other graphite electrode producers were also fined by it in amounts ranging up to 4,396 million KRW (approximately $3.3 million based on currency exchange rates in effect on March 31, 2002). Our fine

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



represented 0.5% of our graphite electrode sales in Korea during the relevant time period. In May 2002, we appealed the decision. Notwithstanding our appeal, we are required to pay this fine by June 9, 2002.

         In January 2000, the antitrust enforcement authority of the European Union (the "EU Competition Authority") issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated European antitrust law in connection with the sale of graphite electrodes. In July 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, it assessed a fine of [euro]50.4 million (about $46 million, based on currency exchange rates in effect at March 31, 2002) against us. Seven other graphite electrode producers were also fined, with fines ranging up to [euro]80.2 million. From the initiation of its investigation, we have cooperated with the EU Competition Authority. It is the policy of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the court challenging the amount of the fine. Appeals of this type may take two years or longer to be decided and the fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with the EU Competition Authority regarding the appropriate form of collateral security during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal with the court to waive the requirement for collateral security or to allow us to provide alternative security for payment. We cannot predict how or when the court would rule on such interim appeal.

         In the 2001 second quarter, we became aware that the Brazilian antitrust authority had requested written information from various steelmakers in Brazil. In April 2002, our Brazilian subsidiary received a request for information from that authority. We intend to provide that information.

         Except as described above, antitrust investigations against us in the U.S., Canada, the European Union, Japan and Korea have been resolved. We are continuing to cooperate with some of these antitrust authorities in their continuing investigations of others. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated by antitrust authorities in Brazil or other jurisdictions.

         The guilty pleas and decisions described above make it more difficult for us to defend against other investigations as well as civil lawsuits and claims. We have been vigorously protecting, and intend to continue to vigorously protect, our interests in connection with the investigations described above. We may, however, at any time settle any possible unresolved charges.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



ANTITRUST LAWSUITS

         Through March 31, 2002, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain threatened civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlement in connection with the sale of graphite electrodes. One of the settlements also covers the actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All settlement payments due have been timely made.

         In 1999, 2000 and 2002, we and other producers of graphite electrodes were served with four complaints commencing four separate civil antitrust lawsuits (the "FOREIGN CUSTOMER LAWSUITS"). The complaints were filed by an aggregate of 37 steelmakers and related parties, all but one of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs' claims. Appeals have been filed by the plaintiffs and the defendants with regard to these dismissals. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. The fourth complaint was filed in March 2002 and also names Mitsubishi Corporation as a defendant. We filed a motion to stay the lawsuit commenced by the fourth complaint pending the resolution of such appeals.

         In 1999 and 2000, we were served with three complaints commencing three civil antitrust lawsuits (the "CARBON ELECTRODE LAWSUITS"). The complaints were filed by an aggregate of three companies and the estate of a bankrupt company. Other producers of carbon electrodes are named as defendants in two of the complaints. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. We filed motions to dismiss the second and third complaints. In May 2001, our motion to dismiss the second complaint was denied. In October 2001, we settled the lawsuit commenced by the third complaint. The guilty pleas and decisions described above do not relate to carbon electrodes.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

1997 AND 2001 SECOND QUARTER ANTITRUST EARNINGS CHARGES

         We recorded a pre-tax charge of $340 million against results of operations for 1997 and, as a result of the assessment of a fine by the EU Competition Authority, we recorded a pre-tax charge of an additional $10 million against results of operations for the 2001 second quarter, as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The aggregate reserve of $350 million is calculated on a basis net of, among other things, imputed interest on installment payments of the fine payable to the DOJ. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. In the aggregate (including the assessment of the fines by the EU Competition Authority, and the Korean antitrust authority and the additional $10 million charge), the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charge of $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at March 31, 2002, $350 million represents our estimate of these liabilities and expenses. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

         Through March 31, 2002, we have paid an aggregate of $249 million of fines and net settlement and expense payments and $11 million of imputed interest. At March 31, 2002, $101 million remained in the reserve. The balance of the reserve is available for the fine payable to the DOJ, the fines assessed by the EU Competition Authority and the Korean antitrust authority and other matters. The aggregate amount of remaining committed payments payable to the DOJ for imputed interest at March 31, 2002 was about $9 million.

OTHER PROCEEDINGS AGAINST US

         We are involved in various other investigations, lawsuits, claims and other legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on us.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS

         In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with our leveraged equity recapitalization in January 1995 were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in us and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. The defendants have filed motions to dismiss this lawsuit and a motion to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. Oral hearings were held on those motions in the 2001 first and second quarters. No decision on those motions has been rendered. Through March 31, 2002, we had incurred about $4 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

(8)  OTHER TRANSACTIONS

         In January 2002, we announced a new major cost savings plan. The key elements of the 2002 plan include:

          o the rationalization of graphite electrode manufacturing capacity at our higher cost facilities including the mothballing of our graphite electrode plant in Caserta, Italy, which was completed in the 2002 first quarter, and the incremental expansion of capacity at our lower cost facilities;

          o the redesign and implementation of changes in our U.S. benefit plans for active and retired employees, which was completed in the 2002 first quarter;

          o the implementation of work process changes, including consolidating and streamlining order fulfillment, purchasing, finance and accounting, and human resource processes, along with the identification and implementation of outsourcing opportunities;

          o the implementation of additional plant and corporate overhead cost reductions; and

          o the corporate realignment of our subsidiaries, consistent with the operational realignment of our divisions, to generate significant tax savings, which is expected to be substantially completed in the 2002 first half.

         We intend to sell real estate, non-strategic businesses and certain other non-strategic assets over the next two years. These non-strategic businesses contributed net sales of about $25 million in 2001.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



(9) FINANCIAL INFORMATION ABOUT THE PARENT, THE ISSUER, THE GUARANTORS AND THE SUBSIDIARIES WHOSE SECURITIES SECURE THE SENIOR NOTES AND RELATED GUARANTEES

         On February 15, 2002, UCAR Finance (the "ISSUER") issued $400 million aggregate principal amount of Senior Notes. As described in Note 10, on May 6, 2002, the Issuer issued $150 million aggregate principal amount of additional Senior Notes. The Senior Notes have been guaranteed on a senior basis by GTI (the "PARENT") and UCAR Global, UCAR Carbon and other subsidiaries holding a substantial majority of our U.S. assets, which subsidiaries are UCAR International Holdings Inc., UCAR International Trading Inc., UCAR Carbon Technology LLC, UCAR Composites Inc. and UCAR Holdings III Inc. The guarantors (other than the Parent) are collectively called the "U.S. GUARANTORS." The guarantees of the U.S. Guarantors are unsecured, except that the guarantee of UCAR Carbon has been secured by a pledge of all of our shares of Graftech, but in no event will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes. All of the guarantees are full, unconditional and joint and several and the Issuer and each of the U.S. Guarantors are 100% owned by the Parent. Graftech and our other subsidiaries which are not guarantors are called the "NON-GUARANTORS." The following table sets forth condensed consolidating balance sheets at March 31, 2002 and December 31, 2001 and condensed consolidating statements of operations and cash flows for the three months ended March 31, 2002 and 2001 of the Parent, the Issuer, the U.S. Guarantors and the Non-Guarantors. Provisions in the Senior Facilities restrict the payment of dividends by our subsidiaries to the Parent. At March 31, 2002, retained earnings of our Subsidiaries subject to such restrictions were approximately $569 million. Investments in subsidiary companies are recorded on the equity basis.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                                      MARCH 31, 2002
                                                                                      --------------
                                                                                U.S.         NON-
                                                      PARENT        ISSUER   GUARANTORS   GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                      ------        ------   ----------   ----------  ------------   ------------
                                                                               (DOLLARS IN MILLIONS)
                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.....................   $       -   $         -  $         1  $       32     $        -    $     33
   Notes and accounts receivable.................           -           780          444         192         (1,319)         97
   Inventories:
       Raw materials and supplies................           -             -            3          33             (2)         34
       Work in process...........................           -             -           38          66              1         105
       Finished goods............................           -             -            8          24              -          32
                                                     --------    ----------   ----------   ---------      ---------     -------
                                                            -             -           49         123             (1)        171
   Prepaid expenses and deferred income taxes....           -             -            9          10              -          19
                                                     --------    ----------   ----------   ---------      ---------     -------
       Total current assets......................           -             -          503         357         (1,320)        320
                                                     --------    ----------   ----------   ---------      ---------     -------
Property, plant and equipment....................           -             -          309         631             (4)        936
Less: accumulated depreciation...................           -             -         (257)       (383)           (15)       (655)
                                                     --------    ----------   ----------    --------      ---------     -------
   Net fixed assets..............................           -             -           52         248            (19)        281
                                                     --------    ----------   ----------    --------      ---------     -------
Deferred income taxes and other assets...........          50            24          113          97            (68)        216
                                                     --------    ----------   ----------   ---------      ---------     -------
   Total assets..................................   $      50   $       804  $       668 $       702     $   (1,407)   $    817
                                                     ========    ==========   ==========   =========      =========     =======

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable..............................   $      10   $        10  $        46  $       66     $      (64)   $     68
   Short-term debt...............................         400           103          321         428         (1,244)          8
   Accrued income and other taxes................         (17)           (1)          37          28              -          47
   Other accrued liabilities.....................           -             -           29          39            (10)         58
                                                     --------    ----------   ----------   ---------      ---------     -------
       Total current liabilities.................         393           112          433         561         (1,318)        181
                                                     --------    ----------   ----------   ---------      ---------     -------
Long-term debt...................................           -           682            -           6              -         688
Other long-term obligations......................           -            (1)         195          32              2         228
Deferred income taxes............................           -             -            1          39             (2)         38
Minority  stockholders' equity in consolidated
  entities.......................................           -             -            -          25              -          25
Stockholders' equity (deficit)...................        (343)           11           39          39            (89)       (343)
                                                     --------    ----------   ----------   ---------      ---------     -------
   Total  liabilities and stockholders' equity      $      50   $       804  $       668 $       702     $   (1,407)   $    817
     (deficit)...................................    ========    ==========   ==========   =========      =========     =======

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET




                                                                                      DECEMBER 31, 2001
                                                                                      --------------
                                                                                U.S.         NON-
                                                      PARENT        ISSUER   GUARANTORS   GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                      ------        ------   ----------   ----------   ------------    ------------
                                                                               (DOLLARS IN MILLIONS)
                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.....................   $       -     $      16    $       8  $       14    $        -     $       38
   Notes and accounts receivable.................           -           885          442         365        (1,597)            95
   Inventories:
       Raw materials and supplies................           -             -            3          32            (2)            33
       Work in process...........................           -             -           45          66             -            111
       Finished goods............................           -             -            8          26            (1)            33
                                                     --------      --------     --------   ---------     ---------      ---------
                                                            -             -           56         124            (3)           177
   Prepaid expenses and deferred income taxes....           -             -            7           5             -             12
                                                     --------      --------     --------   ---------     ---------      ---------
       Total current assets......................           -           901          513         508        (1,600)           322
                                                     --------      --------     --------   ---------     ---------      ---------
Property, plant and equipment....................           -             -          308         627            (4)           931

Less: accumulated depreciation...................           -             -         (256)       (394)            -           (650)
                                                     --------      --------     --------   ---------     ---------      ---------
   Net fixed assets..............................           -             -           52         233            (4)           281
                                                     --------      --------     --------   ---------     ---------
Other assets.....................................          58            29          216          74          (183)           194
                                                     --------      --------     --------   ---------     ---------      ---------
   Total assets..................................   $      58     $     930    $     781 $       815    $   (1,787)           797
                                                     ========      ========     ========   =========     =========      =========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable..............................   $       8     $      13    $      50  $       92    $      (62)   $       101
   Short-term debt...............................         397           274          407         450        (1,521)             7
   Accrued income and other taxes................         (15)            -           42          18             -             45
   Other accrued liabilities.....................           -             -           39          33           (15)            57
                                                     --------      --------     --------   ---------     ---------      ---------
       Total current liabilities.................         390           287          538         593        (1,598)           210
                                                     --------      --------     --------   ---------     ---------      ---------
Long-term debt...................................           -           626            -          21           (16)           631
Other long-term obligations......................           -             -          197          34             -            231
Deferred income taxes............................           -             -            5          32            (5)            32
Minority stockholders' equity in consolidated
  entities.......................................           -             -            -          23             2             25
Stockholders' equity (deficit)...................        (332)           17           41         112          (170)          (332)
                                                     --------      --------     --------   ---------      ---------       --------
   Total liabilities and stockholders' equity       $      58     $     930    $     781 $       815    $   (1,787)    $      797
     (deficit)...................................    ========      ========     ========   =========      =========       ========

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS



                                                                               THREE MONTHS ENDED MARCH 31, 2002
                                                                                      U.S.        NON-
                                                        PARENT         ISSUER      GUARANTORS  GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                        ------         ------      ----------  ----------  ------------ ------------
                                                                                     (DOLLARS IN MILLIONS)

Net sales...........................................   $       -     $      -    $        53  $      119    $      (34)    $     138
Cost of sales.......................................           -            -             45          92           (30)          107
                                                        --------      -------     ----------   ---------     ---------     --------
   Gross profit.....................................           -            -              8          27            (4)          31
R&D, SG&A, global realignment and related expenses,
   restructuring charge and impairment loss of
   long-lived and other assets and other expenses...           -           (3)           (11)         20            18           24
                                                        --------      -------     ----------   ---------     ---------     --------
   Operating profit (loss)..........................           -            3             19           7           (22)           7
Interest income.....................................           -          (12)            (6)         (4)           22            -
Interest expense....................................           6           16              5           8           (22)          13
                                                        --------      -------     ----------   ---------     ---------     --------
   Income (loss) before provision for income taxes..          (6)          (1)            20           3           (22)          (6)
Provision for (benefit from) income taxes...........          (2)           -            (12)          9             -           (5)
                                                        --------      -------     ----------   ---------     ---------     --------
   Income (loss) of consolidated entities...........          (4)          (1)            32          (6)          (22)          (1)
Minority stockholders' share of income..............           -            -              -           1             -            1
Equity in earnings of subsidiaries..................           -            -             29           -           (29)           -
                                                        --------      -------     ----------   ---------     ---------     --------
   Income (loss) before extraordinary item..........          (4)          (1)             3          (7)            7           (2)
Extraordinary item, net of tax......................           -            2              -           -             -            2
                                                        --------      -------     ----------   ---------     ---------     --------
      Net income (loss).............................   $      (4)    $     (3)     $       3   $      (7)    $       7    $      (4)
                                                        ========      =======     ==========   =========     =========     ========

                                                                             THREE MONTHS ENDED MARCH 31, 2001
                                                                                    U.S.        NON-
                                                        PARENT       ISSUER      GUARANTORS  GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                        ------       ------      ----------  ----------  ------------   ------------
                                                                                   (DOLLARS IN MILLIONS)

Net sales...........................................   $       -   $         -    $        68  $      139    $      (36)  $    171
Cost of sales.......................................           -             -             55          98           (31)       122
                                                        --------    ----------     ----------   ---------     ---------     ------
   Gross profit.....................................           -             -             13          41            (5)        49
R&D, SG&A, global realignment and related expenses,
   restructuring charge and impairment loss of
   long-lived and other assets and other expenses...           -             -             12          12             -         24
                                                        --------    ----------     ----------   ---------     ---------     ------
   Operating profit (loss)..........................           -             -              1          29            (5)        25
Interest income.....................................           -           (21)             -          (5)           26          -
Interest expense....................................          10            21              7           7           (26)        19
                                                        --------    ----------     ----------   ---------     ---------     ------
   Income (loss) before provision for income taxes..         (10)            -             (6)         27            (5)         6
Provision for (benefit from) income taxes...........         (4)             -             (2)          8             -          2
                                                        --------    ----------     ----------   ---------     ---------     ------
   Income (loss) of consolidated entries............          (6)            -             (4)         19            (5)         4
Minority stockholders' share of income..............           -             -              -           1             -          1
Equity in earnings of subsidiaries..................         (14)            -            (18)          -            32          -
                                                        --------    ----------     ----------   ---------     ---------     ------
      Net income (loss).............................   $       8   $         -    $        14  $       18    $      (37)  $      3
                                                        ========    ==========     ==========   =========     =========     ======


                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS




                                                                                 THREE MONTHS ENDED MARCH 31, 2002
                                                                                    U.S.        NON-
                                                        PARENT       ISSUER      GUARANTORS  GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                        ------       ------      ----------  ----------  ------------   ------------
                                                                                   (DOLLARS IN MILLIONS)
Net cash provided by (used in) operating activities.   $      (4)  $        (4)   $         - $      (123)  $        84   $    (47)
Net cash provided by (used in) investing activities.           -           110             79         163          (361)        (9)
Net cash provided by (used in) financing activities.           4          (122)           (86)        (22)          277         51
                                                        --------    ----------     ----------   ---------     ---------     ------
Net increase (decrease) in cash and cash equivalents           -           (16)            (7)         18             -         (5)
Effect of exchange rate changes on cash and cash
   equivalents......................................           -             -              -           -             -          -
Cash and cash equivalents at beginning of period....           -            16              8          14             -         38
                                                        --------    ----------     ----------   ---------     ---------     ------
Cash and cash equivalents at end of period..........   $       -   $         -    $         1 $        32    $        -   $     33
                                                        ========    ==========     ==========   =========     =========     ======



                                                                                 THREE MONTHS ENDED MARCH 31, 2001
                                                                                    U.S.        NON-
                                                        PARENT       ISSUER      GUARANTORS  GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                        ------       ------      ----------  ----------  ------------   ------------
                                                                                   (DOLLARS IN MILLIONS)

Net cash provided by (used in) operating activities.   $       -   $       (17)  $        (10)  $      29     $       9      $  11
Net cash provided by (used in) investing activities.           -             4              8          (2)          (14)        (4)
Net cash provided by (used in) financing activities.           -            (7)             8          (2)            5          4
                                                        --------    ----------     ----------   ---------     ---------     ------
Net increase in cash and cash equivalents...........           -           (20)             6          25             -         11
Effect of exchange rate changes on cash and cash
   equivalents......................................           -             -              -          (2)            -         (2)
Cash and cash equivalents at beginning of period....           -            31              7           9             -         47
                                                        --------    ----------     ----------   ---------     ---------     ------
Cash and cash equivalents at end of period..........   $       -   $        11    $        13   $      32     $       -      $  56
                                                        ========    ==========     ==========   =========     =========     ======



                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         Unsecured intercompany term notes in an aggregate principal amount, at March 31, 2002, equal to $382 million (based on currency exchange rates in effect at March 31, 2002), and guarantees of those unsecured intercompany term notes, issued to UCAR Finance by certain of our foreign subsidiaries have been pledged by UCAR Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes.

         As described above, the guarantee of the Senior Notes by UCAR Carbon has been secured by a pledge of all of our shares of Graftech, but at no time will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes.

         Rule 3-16 of Regulation S-X adopted by the SEC provides that, for each of the registrant's affiliates whose securities constitute a "substantial" portion of the collateral for registered securities, financial statements (that would be required to be filed if the affiliate were a registrant) must be filed with this Report. Under Rule 3-16(b), securities of a person will be deemed to constitute a "substantial" portion of the collateral if the aggregate principal amount, par value, or book value of securities as carried by the registrant, or the market value of such securities, whichever is the greatest, equals 20% or more of the principal amount of the registered securities. In this case, the pledges of common stock of Graftech and the intercompany notes and related guarantees have been limited such that they will never be more than 19.99% of the principal amount of the outstanding Senior Notes. Therefore, no such financial statements are required to be included in this Report.

(10) SUBSEQUENT EVENTS

         On May 6, 2002, UCAR Finance issued $150 million aggregate principal amount of additional Senior Notes (the "NEW NOTES") at a purchase price of 104.5% of principal amount, plus accrued interest from February 15, 2002. The New Notes were issued under the same Indenture pursuant to which UCAR Finance issued $400 million aggregate principal amount of Senior Notes in February 2002 (the "INITIAL NOTES"). The Initial Notes and the New Notes constitute a single class of debt securities under the Indenture and are called collectively the "SENIOR NOTES." We obtained consent from the holders of the Initial Notes to amend the Indenture so as to waive the requirement to use the gross proceeds from the issuance of the New Notes to make intercompany loans to our foreign subsidiaries and, on April 30, 2002, entered into a Supplemental Indenture to give effect to such amendment.

         The net proceeds (excluding such accrued interest) from the sale of the New Notes were $151 million. $75 of the net proceeds were used to reduce the outstanding balance under the Revolving Facility and the balance was used to repay term loans under Tranche A and B Facilities.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         The $7 million premium received upon issuance of the New Notes will be added to the principal amount of the New Notes shown on the Consolidated Balance Sheets and amortized (as a credit to interest expense) over the term of the New Notes.

         In connection with the issuance of the New Notes, the Senior Facilities were amended to, among other things, permit us to issue the New Notes on the same terms as those relating to the Initial Notes. In connection with this amendment, our maximum permitted leverage ratio was changed to measure the ratio of net senior secured debt to EBITDA as against new specified amounts. Our interest coverage ratio was also changed. We believe that these changed ratios provide us with greater flexibility. In addition, the amendment reduced the maximum amount available under the Revolving Facility to [euro]200 million from [euro]250 million ([euro]25 million of which can only be used to pay or secure payment of the fine assessed by the EU Competition Commission) and reduced the basket for certain debt incurred by us that is not incurred under the Senior Facilities to $75 million from $130 million ($24 million of which debt was outstanding at March 31, 2002).

         In connection with the amendment and the consent, we paid fees and costs of $1 million.

         In April 2002, we entered into a ten-year interest rate swap for a national amount of $200 million to effectively convert that amount of fixed rate debt to variable rate debt.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



               INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1

IMPORTANT TERMS

         We use the following terms to identify various companies or groups of companies or other matters. These terms help to simplify the presentation of information in this Report.

         "GTI" refers to GrafTech International Ltd. only. GTI is our public parent company and the issuer of the publicly traded common stock covered by this Report. GTI is a guarantor of the Senior Notes. Prior to our Annual Meeting of Stockholders for 2002, GTI was named UCAR International Inc.

         "UCAR GLOBAL" refers to UCAR Global Enterprises Inc. only. UCAR Global is a direct, wholly owned subsidiary of GTI and the direct or indirect holding company for all of our operating subsidiaries. UCAR Global is a guarantor of the Senior Notes.

         "UCAR CARBON" refers to UCAR Carbon Company Inc. only. UCAR Carbon is our wholly owned subsidiary through which we conduct most of our U.S. operations. In connection with the corporate realignment of our subsidiaries as described below, UCAR Carbon will change its name to UCAR Technology Company Inc. and transfer its businesses to one or more newly formed wholly owned U.S. subsidiaries. UCAR Carbon is a guarantor of the Senior Notes.

         "UCAR FINANCE" refers to UCAR Finance Inc. only. UCAR Finance is a direct, wholly owned special purpose finance subsidiary of GTI and the borrower under our senior secured bank credit facilities (as amended, the "SENIOR FACILITIES"). UCAR Finance is the issuer of our 10.25% senior notes due 2012 (the "SENIOR NOTES").

         "GRAFTECH" refers to Graftech Inc. only. Graftech is our 97.5% owned (wholly owned, prior to June 2001) subsidiary engaged in the development, manufacture and sale of natural graphite-based products. In connection with the corporate realignment of our subsidiaries as described below, Graftech will change its name to Graftech Technology Company Inc. and transfer its business to a newly formed 100% owned U.S. subsidiary (to be named Graftech Inc.).

         "CARBONE SAVOIE" refers to Carbone Savoie S.A.S. and its subsidiaries. Carbone Savoie is our 70% owned subsidiary engaged in the development, manufacture and sale of graphite and carbon cathodes.

         "SUBSIDIARIES" refer to those companies which, at the relevant time, are or were majority owned or wholly owned directly or indirectly by GTI or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of GTI's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 1999 through March 31, 2002, except for:

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         o our German subsidiary, which was acquired in early 1997 and 70% owned until early 1999, when it became wholly owned in order to facilitate its liquidation;

         o        Carbone Savoie, which has been and is 70% owned; and

         o Graftech, which was 100% owned until it became 97.5% owned in June 2001.

Our 100% owned Brazilian cathode manufacturing operations were contributed to Carbone Savoie and, as a result, became 70% owned on March 31, 2001.

         "WE," "US" or "OUR" refers to GTI and its subsidiaries collectively or, if the context so requires, GTI, UCAR Global or UCAR Finance, individually.

PRESENTATION OF FINANCIAL, MARKET AND LEGAL DATA

         We present our financial information on a consolidated basis. This means that we consolidate financial information for all subsidiaries where our ownership is greater than 50%. We use the equity method to account for 50% or less owned interests, such as our planned 25% owned manufacturing joint venture with Jilin Carbon Joint Stock Company, Ltd. (together with its affiliates, "JILIN") in China, and we do not restate financial information for periods prior to the acquisition of subsidiaries. This means that the financial information for Carbone Savoie is consolidated, since its acquisition, on each line of the Consolidated Financial Statements and the equity of the other 30% owner is reflected on the lines entitled "minority stockholders' equity in consolidated entities" and "minority stockholders' share of income."

         Unless otherwise stated, when we refer to "EBITDA" we mean operating profit (loss), plus depreciation, amortization, impairment losses on long-lived and other assets, inventory write-downs and that portion of restructuring charges (credits) applicable to non-cash asset write-offs. "ADJUSTED EBITDA" means EBITDA plus the cash portion of restructuring charges (credits), charges (credits) for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, securities class actions and stockholder derivative lawsuits, corporate realignment of our subsidiaries and related expenses and the charge related to the withdrawn public offering of Graftech. The amount of restructuring charges (credits) applicable to non-cash asset write-offs was a charge of $4 million in 2001 and nil for the 2002 first quarter. We believe that EBITDA and Adjusted EBITDA are generally accepted as providing useful information regarding a company's ability to incur and service debt. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from continuing operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our method for calculating EBITDA and Adjusted EBITDA may not be comparable to methods used by other companies and is not the same as the method for calculating EBITDA under the Senior Facilities or the Senior Notes.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         References to cost in the context of our low-cost supplier strategy do not include the impact of special or non-recurring charges or credits, such as those related to investigations, lawsuits or claims, restructurings, impairment losses, inventory write-downs or expenses incurred in connection with lawsuits initiated by us, or the impact of accounting changes.

         All historical cost savings and reductions are estimates based on a comparison, with respect to provision for income taxes, to costs in 1998 or, for all other costs, to costs in the 1998 fourth quarter (annualized). All cost savings and reductions targeted or estimated under our new major cost savings plan announced in January 2002 are based on a comparison to costs in 2001. Estimates of savings in interest expense resulting from the 2002 plan do not give effect to the increase in interest expense resulting from the issuance of the Senior Notes.

         Neither any statement made in this Report nor any charge taken by us relating to any legal proceedings constitutes an admission as to any wrongdoing.

         Unless otherwise specifically noted, market and market share data in this Report are our own estimates. Market data relating to the steel industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from publications by the International Iron and Steel Institute and other industry sources as well as assumptions made by us, based on such data and our knowledge of the industry. Market data relating to the fuel cell power generation industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from publications by securities analysts relating to Ballard Power Systems Inc., other industry sources and public filings, press releases and other public documents of Ballard Power Systems as well as assumptions made by us, based on such data and our knowledge of the industry. Market and market share data relating to the graphite and carbon industry as well as cost information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of the industry. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under "Risk Factors" and "Forward-Looking Statements" in this Report and the Annual Report. We cannot guarantee the accuracy or completeness of this data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.

         Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.

         Unless otherwise noted, references to "MARKET SHARES" are based on unit volumes in 2001. As used herein, references to "MAJOR PRODUCT LINES" mean graphite and carbon electrodes and cathodes and flexible graphite.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         The GRAFTECH logo, GRAFCELL(R), eGraf(TM), GRAFOIL(R), GRAFGUARD(R) and GRAFSHIELD(R), are our trademarks and trade names. This Report also contains trademarks and trade names belonging to other parties.

         We maintain a Web site at http://www.graftechinternational.com, our subsidiary Graftech maintains a Web site at and our High Tech High Temp ("HT2") business unit maintains a Web site at http://www.HT2.com. The information contained on these Web sites is not part of this Report.

         Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2001, filed under GTI's former name, UCAR International Inc. (the "ANNUAL REPORT"), for background information on various risks and contingencies and other matters related to circumstances affecting us and our industry.

FORWARD LOOKING STATEMENTS AND RISKS

         This Report contains forward looking statements. In addition, from time to time, we or our representatives have made or may make forward looking statements orally or in writing. These include statements about such matters as: future production and sales of steel, aluminum, fuel cells, electronic devices and other products that incorporate our products or that are produced using our products; future prices and sales of and demand for graphite electrodes and our other products; future operational and financial performance of various businesses; strategic plans and programs; impacts of regional and global economic conditions; restructuring, realignment, strategic alliance, supply chain, technology development and collaboration, investment, acquisition, joint venture, operating, integration, tax planning, rationalization, financial and capital projects; legal matters and related costs; consulting fees and related projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future costs, working capital, revenue, business opportunities, values, debt levels, cash flow, cost savings and reductions, margins, earnings and growth. The words "will," "may," "plan," "estimate," "project," "believe," "anticipate," "intend," "expect," "should," "target," "goal" and similar expressions identify some of these statements.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

         We are a global business, selling our products and engineering and technical services in more than 70 countries. We have 13 manufacturing facilities strategically located in Brazil, Mexico, South Africa, France, Spain, Russia and the U.S., and a planned joint venture manufacturing facility located in China, which, subject to receipt of required Chinese governmental approvals and satisfaction of other conditions, is expected to commence operations in 2003. Our customers include industry leaders such as Nucor Corporation and Arcelor in steel, Alcoa Inc. and Pechiney in aluminum, Ballard Power Systems in fuel cells, Intel Corporation in electronics, MEMC Electronic Materials, Inc. in semiconductors and The Boeing Company in transportation.

REALIGNMENT AND NAME CHANGE

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

         To reflect our new emphasis on graphite and carbon technology, our new corporate vision, we changed the name of UCAR International Inc. to GrafTech International Ltd. at our Annual Stockholders Meeting for 2002. Our new trading symbol on the NYSE is "GTI."

         We are also realigning the corporate organizational structure of our subsidiaries. Upon completion of this corporate realignment, most of the businesses of each division will be

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

OUR DIVISIONS

         Our Graphite Power Systems Division manufactures and delivers high quality graphite and carbon electrodes and cathodes and related services that are key components of the conductive power systems used to produce steel, aluminum and other non-ferrous metals. Graphite electrodes are consumed in the production of steel in electric arc furnaces, the steel making technology used by all "mini-mills." Mini-mills constitute the higher long-term growth sector of the steel industry. Graphite electrodes are also consumed in refining steel in ladle furnaces and in other smelting processes. Our graphite electrodes accounted for about 79% of this division's net sales during 2001. Carbon electrodes are used in the production of silicon metal, a raw material primarily used in the manufacture of aluminum. Graphite and carbon cathodes are used in aluminum smelting.

         Because of its strong competitive position, we believe that this division is well positioned to benefit from the expected cyclical recovery in production of steel and other metals. To maintain its strong competitive position, we have instituted a number of strategic initiatives to improve the cost structure, increase the revenues and maximize the cash flow generated by this division. These strategic initiatives include pursuing cost savings, leveraging our global presence with industry leading customers, expanding value-driven enterprise selling, delivering exceptional and consistent quality, and providing superior technical service.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

         We are focused on leveraging our strengths to build the value of this division through the development and commercialization of our technologies into high-growth potential markets. These strengths include:

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

         We filed 11 new patent applications during the 2002 first quarter, a 25% increase over our filing rate in 2001.

COST REDUCTION PLANS

         OVERVIEW. GTI's Board of Directors adopted a global restructuring and rationalization plan in September 1998 and we launched additional initiatives to enhance the plan in October 1999. The 1998 plan is now completed. By the end of 2001, we delivered recurring annualized run rate cost savings of $132 million. In January 2002, we announced a new major cost savings plan. Like the 1998 plan, we believe that the 2002 plan is by far the most aggressive major cost reduction plan being implemented in the graphite and carbon industry.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         2002 PLAN. In January 2002, we announced a new major cost savings plan designed to generate cost savings to strengthen our balance sheet. The key elements of the 2002 plan consist of:

         o the rationalization of graphite electrode manufacturing capacity at our higher cost facilities and the incremental expansion of capacity at our lower cost facilities;

         o the redesign and implementation of changes in our U.S. benefit plans for active and retired employees, which was completed in the 2002 first quarter;

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

         As part of the 2002 plan, we mothballed our graphite electrode manufacturing operations in Caserta, Italy during the 2002 first quarter, ahead of schedule. These operations had the capacity to manufacture 26,000 metric tons of graphite electrodes annually. After the shutdown of our graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee in the 2001 third quarter, these operations were our highest cost graphite electrode manufacturing operations. We expect to further incrementally expand graphite electrode manufacturing capacity at our facilities in Mexico, France and Spain over the next nine to twelve months. After the mothballing and incremental expansion, our total annual graphite electrode manufacturing capacity will remain about 210,000 metric tons.

         We have identified a number of additional plant and overhead cost reduction projects. One of the major projects is employee benefit plan redesign. We have redesigned and implemented changes in our retiree medical insurance plan and our U.S. retirement and savings plans for active and retired employees. These benefit plan changes resulted in annual cost savings of $2 million in 2001 and will result in annual cost savings of more than $12 million in 2002 and thereafter. We expect that about half of the other plant and overhead cost reduction projects will be completed in 2002.

         The corporate realignment of our subsidiaries is expected to be substantially completed in the 2002 first half and result in substantial tax savings. As a result of the corporate realignment of our subsidiaries, the effective income tax rate for 2002, excluding non-recurring charges or benefits associated with the corporate realignment of our subsidiaries, is expected to be 35%.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         We intend to sell real estate, non-strategic businesses and certain other non-strategic assets over the next two years. We anticipate that the aggregate estimated pre-tax, cash proceeds from these sales will total $75 million by the end of 2003. These non-strategic businesses contributed net sales of about $25 million in 2001. We believe that satisfactory progress is being made on the planned asset sales, and that successful completion of those asset sales will strengthen our balance sheet.

         We estimate that the 2002 plan will generate cumulative cost savings of about $45 million by the end of 2002, $120 million by the end of 2003 and $200 million by the end of 2004, and recurring annual cost savings of $80 million by the end of 2004. These savings are additive to those which we achieved by the end of 2001 under the 1998 plan that is now completed. The following table summarizes the targeted savings under the 2002 plan:

                    SUMMARY OF TARGETED ANNUAL COST SAVINGS


                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                                 2002        2003        2004      CUMULATIVE
                                                                 ----        ----        ----      ----------
                                                                         (PRE-TAX DOLLARS IN MILLIONS)
Cost of sales:
    Graphite Power Systems Division...................         $    24     $    43     $    43     $     110
    Advanced Energy Technology Division...............               4           4           4            12
                                                                 -----       -----       -----       -------
       Total cost of sales............................              28          47          47           122

Overhead costs........................................               9          10          11            30
                                                                 -----       -----       -----       -------
       Total cost of sales and overhead costs.........              37          57          58           152
Interest expense savings due to the 2002 plan.........               2           8          12            22
Tax expense...........................................               6          10          10            26
                                                                 -----       -----       -----       -------

       Total savings..................................         $    45     $    75     $    80     $     200
                                                                 =====       =====       =====       =======


         We achieved cost savings of about $7 million in the 2002 first quarter, despite an estimated $2 million of unanticipated higher graphite electrode production costs associated with our rationalization activities as well as low operating levels and low sales volumes. We expect to meet our targeted annual costs target of $45 million for 2002. The following table summarizes our cost savings for the 2002 first quarter.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



                                                        THREE
                                                       MONTHS
                                                        ENDED       ANNUAL
                                                      MARCH 31,     TARGET
                                                        2002       FOR 2002    BASIS OF MEASUREMENT
                                                        ----       --------    --------------------
                                                            (PRE-TAX DOLLARS IN MILLIONS)
Cost of sales:
                                                                               2001 average graphite electrode
    Graphite Power Systems Division.........            $   2       $   24     production cost per metric ton
                                                                               of $1,691
    Advanced Energy Technology Division.....                1            4     Cost reduction initiatives
                                                         ----        -----
        Total cost of sales.................                3           28
Overhead costs..............................                1            9     2001 SG&A expenses of $78  million
                                                         ----        -----
     Total cost of sales and overhead costs.                4           37
Interest expense savings due to the 2002                                       Assumed interest expense on cash
   plan.....................................                -            2     savings from cost savings plan
Tax expense.................................                3            6     45 percent effective tax rate
                                                                               before legal and tax restructuring
                                                         ----        -----
     Total savings.........................             $   7       $   45
                                                         ====        =====

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

         We believe that implementation of the 2002 plan will require about $20 million of cash exit costs, of which about $5 million was recorded in the 2001 fourth quarter and $5 million was

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



recorded in the 2002 first quarter. The 2002 plan resulted in about $29 million of non-cash restructuring charges and impairment losses on long-lived assets, of which about $24 million was recorded in the 2001 fourth quarter. These costs are additive to the $3 million of cash exit costs and $57 million of non-cash restructuring charges and impairment losses on long-lived assets related to the shutdown of our graphite electrode manufacturing operations in Tennessee.

         The mothballing of our graphite electrode operations in Italy will enable us to avoid annually an average of $2 million of otherwise necessary capital expenditures. We expect to make the planned incremental expansions of graphite electrode manufacturing capacity for capital expenditures of $15 million and complete such expansion within the next nine to twelve months.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

POWER OF ONE BUSINESS TRANSFORMATION INITIATIVE

         We began to implement in 2000 and we are continuing to implement a global business transformation initiative entitled POWER OF ONE. POWER OF ONE is a coordinated global self-assessment and business process rationalization and transformation initiative driving one consistent theme throughout our organization: "BECOMING THE BEST." We believe that the initiative is accelerating development and implementation of business opportunities and developing leadership skills more broadly within all management levels as well as supporting our efforts to reduce costs and working capital needs, improve efficiencies and product quality, shorten cycle times and achieve "BEST IN CLASS" performance. Through March 31, 2002, our investment in the initiative included about $4 million of consulting fees and $3 million of capital expenditures, primarily for advanced planning and scheduling supply chain software and global treasury management systems. We believe that most of the future investment for this initiative will be funded from realized cost savings.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         Effective April 2001, we entered into a ten year service contract with CGI Group Inc. pursuant to which CGI became the delivery arm for our global information technology service requirements, including the design and implementation of our global information and advanced manufacturing and demand planning processes, using J.D. Edwards software. Through this contract, we are seeking to transform our information technology service capability into an efficient, high quality enabler for our global supply chain initiatives as well as a contributor to our cost reduction objectives. Under the outsourcing provisions of this contract, CGI manages our data center services, networks, desktops, telecommunications and legacy systems. Through this contract, we believe that we will be able to leverage the resources of CGI to assist us in achieving our information technology goals and our target cost savings.

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

         We have developed a strategic relationship with Conoco. In December 2000, we entered into a license and technical services agreement with Conoco to license our proprietary technology for use at the carbon fiber manufacturing facility that Conoco is building in Ponca City, Oklahoma. We also will continue to provide a wide variety of technical services to Conoco. Under a separate manufacturing tolling agreement entered into February 2001, we are providing manufacturing services to Conoco at our facility in Clarksburg, West Virginia for carbon fibers. Under the three-year manufacturing tolling agreement, we are using raw materials provided by Conoco to manufacture carbon fibers. Conoco's new carbon fiber technology could be used in portable power applications, such as batteries for personal computers and cell phones, as well as a wide range of other electronic devices and automotive applications. We are working with Conoco to expand our strategic relationship in supply chain and other areas.

         We have developed a strategic alliance in the cathode business with Pechiney, the world's recognized leader in aluminum smelting technology. To broaden our alliance, in March 2001, we contributed our Brazilian cathode manufacturing operations to Carbone Savoie. Pechiney, the 30% minority owner of Carbone Savoie, contributed approximately $9 million in cash to Carbone Savoie as part of this transaction. The cash contribution was used to upgrade manufacturing operations in Brazil and France, which was completed by the end of the 2002 first quarter. Ownership in Carbone Savoie remains 70% by us and 30% by Pechiney. Under our now broadened alliance, Carbone Savoie holds our entire cathode manufacturing capacity.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         In April 2001, we entered into a joint venture agreement with Jilin to produce and sell high-quality graphite electrodes in China, which we believe to be the largest market for graphite electrodes in the world. The joint venture is expected to utilize renovated capacity at Jilin's main facility in Jilin City and complete additions at another facility in Changchun that were begun by Jilin. The joint venture facilities are expected to commence operations in 2003. We are required to make capital contributions of $6 million of cash ($2 million of which has been contributed to date) plus technical assistance (a substantial portion of which has already been contributed) for our 25% ownership interest in the joint venture. The completion of the parties' capital contributions to the joint venture is subject to the receipt of required Chinese governmental approvals and satisfaction of other conditions.

         We have been working with Ballard Power Systems since 1992 on developing natural graphite-based materials for use in Ballard Power Systems fuel cells for power generation. In June 2001, our subsidiary, Graftech, entered into a new exclusive development and collaboration agreement and a new exclusive long-term supply agreement with Ballard Power Systems, which significantly expand the scope and term of the prior agreements. In addition, Ballard Power Systems became a strategic investor in Graftech, investing $5 million in shares of Ballard Power Systems common stock for a 2.5% equity ownership interest, to support the development and commercialization of natural graphite-based materials and components for proton exchange membrane fuel cells.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         The economic weakening in North America continued and became more severe in 2001. More than 24 steel companies in the U.S. filed for protection under the U.S. Bankruptcy Code since January 1, 2000. Moreover, notwithstanding a substantial decrease in steel production in the U.S., steel inventories, particularly those held by steel service centers, remain high relative to shipments. In March 2002, President Bush announced his decision to impose tariffs of up to 30% on most imported steel as part of a broader plan to rescue the nation's financially troubled steel industry. We believe that this decision is having a modest positive impact on electric arc furnace steel production and, in turn, demand for graphite electrodes in the U.S. We cannot predict, however, whether and to what extent this development will impact our global business over the long-term.

         The impact of the economic weakness in North America on other regional economies became more severe during 2001. Steel production declined in Brazil in the 2001 second and third quarters by about 10% as compared to the 2000 second and third quarters. This decline was caused both by shortages of electricity brought on by a drought that reduced hydroelectric power generation (although Brazil is now beginning to experience some relief from the drought) as well as by the weakening in global economic conditions. Brazil may also be impacted by the recent currency crisis occurring in Argentina (which could impact both our net sales and collections of accounts receivable in both of those countries). There was also a weakening in the demand for steel in Asia (except for China where electric arc furnace steel production has remained relatively stable).

         This global economic weakness was exacerbated by the impact on economic conditions of the terrorist acts in the U.S. in September 2001. We believe that worldwide electric arc furnace steel production increased by about 3% in 2001 as compared to 1999, but declined by about 2% in 2001 (to a total of about 279 million metric tons, about 33% of total steel production) as compared to 2000. These fluctuations in electric arc furnace steel production resulted in corresponding fluctuations (to a greater or lesser extent, depending on economic conditions affecting, and decisions by, electric arc furnace steel producers) in demand for graphite electrodes. We estimate that worldwide graphite electrode demand increased by about 4% in 2000 as compared to 1999, but declined by about 10% in 2001 as compared to 2000. Overall pricing worldwide was weak throughout most of this period. However, we implemented increases in local currency selling prices of our graphite electrodes in 2000 and early 2001 in Europe, the Asia Pacific region, the Middle East and South Africa. Recently, we have not been able to maintain all of these price increases. We continue to face pricing pressures worldwide.

         We are experiencing intense competition in the graphite electrode industry. One of our U.S. competitors, The Carbide/Graphite Group, Inc., filed for protection under the U.S. Bankruptcy Code in October 2001. In order to seek to minimize our credit risks, we have reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unpaid

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



trade receivables from steel companies in the U.S. that have filed for protection under the U.S. Bankruptcy Code since January 1, 2000 have aggregated only 1.4% of net sales of graphite electrodes in the U.S. during the same period. Our volume of graphite electrodes sold increased by 5% in 2000 as compared to 1999, but declined by about 20% in 2001 as compared to 2000. The decline in our volume of graphite electrodes sold in 2001 as compared to 2000 was due primarily to the decline in electric arc furnace steel production as well as our efforts to implement and maintain local currency selling price increases and our efforts to seek to minimize credit risks.

         Demand and prices for most of our other products sold to the metals and transportation industries are affected by the same global and regional economic conditions that affect graphite electrodes. During 2000, demand for most of these products as a group was relatively stable. Overall pricing did not strengthen. The global and regional economic conditions that have impacted demand and prices for graphite electrodes since mid-2000 have also similarly impacted demand and prices for most of these products (other than graphite cathodes). Demand and prices for graphite cathodes has remained relatively strong since 1999 primarily due to construction of new aluminum smelters using graphite cathodes, even as old smelters using carbon cathodes are removed from service.

         We believe that business conditions for most of our products (other than cathodes) will remain challenging through 2002 and that a strong recovery in the steel, metals and transportation industries will not occur until the 2002 second half, at the earliest. We expect an increase in our volume of graphite electrodes sold during the remainder of 2002 primarily due to improving conditions in the steel industry and an increase in our market share as we continue to implement our enterprise selling and other strategies. Our graphite electrode order book has strengthened significantly since the middle of the 2002 first quarter, and for the remainder of 2002 is now 85% full. We expect to deliver an increase of approximately 17% to 20% in graphite electrode sales volume during the 2002 second quarter over the 2002 first quarter and to have graphite electrode capacity utilization rates at or greater than 95% for the remainder of 2002 and into the beginning of 2003. Our cathode order book is virtually full for the remainder of 2002 and into the beginning of 2003. In the Advanced Energy Technology Division, we believe that our core businesses have bottomed and expect to deliver new product development and commercialization milestones in the coming quarters.

         We expect our cost reductions to largely mitigate the impact on gross profit of pressure on net sales. We expect to achieve an average graphite electrode production cost per metric ton of $1,550 for 2002 and $1,400 by the end of 2003. Although conditions are improving for graphite electrode price increases over the long-term, we do not expect graphite electrode prices to strengthen in 2002. Under current global and regional economic conditions, we cannot assure you that we will have the same success in minimizing our credit risks in the future that we have had in the U.S. relating to sales of graphite electrodes in the past.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         We maintain our aggressive net debt goal of $500 million by the end of 2004 and have a nearer term target of $600 million by the end of 2003 or earlier, assuming completion of planned asset sales and full implementation of the 2002 plan.

         In addition, as previously announced, we are implementing interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. In connection with those initiatives, we recently entered into a ten year interest rate swap for a notional amount of $200 million to effectively convert that amount of fixed rate debt to variable rate debt. We are targeting interest expense of $60 million for 2002, essentially the same as 2001.

         Our outlook could be significantly impacted by changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in tax and fiscal policies by the U.S. and other governments, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism, and changes in global and regional economic conditions.

FINANCING TRANSACTIONS

         2002 PRIVATE SENIOR NOTE OFFERINGS. On February 15, 2002, we completed a private offering of $400 million aggregate principal amount of Senior Notes at a price of 100% of principal amount. On May 6, 2002, we completed a private offering of $150 million aggregate principal amount of additional Senior Notes at a price of 104.5% of principal amount, plus accrued interest from February 15, 2002. The Senior Notes bear interest at an annual rate of 10.25% and mature in 2012.

         We believe that these offerings together with the repayment of term loans under the Senior Facilities, the reduction in the outstanding balance under our revolving credit facility and other amendments to the Senior Facilities have strengthened our balance sheet and enhanced our flexibility to implement our business strategies.

         The net proceeds from the offering completed in February 2002 were $387 million. We used net proceeds from the first $250 million of Senior Notes sold and 50% of the net proceeds from the balance of the Senior Notes sold to repay term loans under the Senior Facilities. We used the balance of the net proceeds to reduce amounts outstanding under our revolving credit facility. The net proceeds (excluding accrued interest paid by the purchasers of the Senior Notes) from the offering completed in May 2002 were $151 million. We used 50% of the net proceeds to reduce the balance outstanding under our revolving credit facility and the balance to repay term loans under the Senior Facilities. We paid approximately $13 million of debt issuance costs related to the Senior Notes sold in February 2002 and $6 million related to the Senior Notes sold in May 2002. These debt costs are being amortized over the term of the Senior Notes.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         The $7 million premium received upon issuance of the additional Senior Notes issued in May 2002 will be added to the principal amount of the Senior Notes shown on the Consolidated Balance Sheets and amortized (as a credit to interest expense) over the term of the additional Senior Notes. As a result of our receipt of such premium, the effective annual interest rate on the additional Senior Notes is about 9.5%.

         At March 31, 2002, on an as adjusted basis after giving effect to the offering completed in May 2002, the application of the net proceeds and the corporate realignment of our subsidiaries:

         o the Senior Facilities constituted $131 million of our total debt of $702 million;

         o the term loans under the Tranche A Facility have been fully repaid; and

         o the principal amount of the term loans outstanding under the Tranche B Facility was $131 million, all of the scheduled principal payments of which are due in 2007.

         We obtained consent from the holders of the Senior Notes issued in February 2002 to amend the Indenture so as to waive the requirement to use the gross proceeds from the issuance of the additional Senior Notes issued in May 2002 to make intercompany loans to our foreign subsidiaries and, on April 30, 2002, entered into a Supplemental Indenture to give effect to such amendment.

         In February 2002, we recorded an extraordinary charge of $3 million ($2 million after tax) for write-off of capitalized fees associated with the term loans under Tranche A and B Facilities repaid with the net proceeds from the issuance of the Senior Notes in February 2002.

         We expect to record an extraordinary charge in the 2002 second quarter of $1 million ($1 million after tax) for write-off of capitalized fees associated with the term loans under Tranche A and B Facilities repaid with the net proceeds from the issuance of the additional Senior Notes in May 2002.

         2001 PUBLIC EQUITY OFFERING. In July 2001, we completed a public offering of 10,350,000 shares of common stock at a public offering price of $9.50 per share. The net proceeds from that offering were $91 million. 60% of the net proceeds were used to repay term loans under the Senior Facilities. The balance of the net proceeds will be used to fund growth and expansion of our Advanced Energy Technology Division, including growth through acquisitions, and, pending such use, has been applied to reduce outstanding balance under our revolving credit facility.

         2000 DEBT RECAPITALIZATION. In February 2000, we completed a debt recapitalization and obtained the Senior Facilities.

         In the 2000 third quarter, pursuant to our debt recapitalization in February 2000, our Italian subsidiary entered into a [euro]17 million (about $15 million, based on currency exchange rates

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



in effect at December 31, 2001) long-term debt arrangement with a third party lender. We also placed on deposit with the third party lender funds in the same amount, which secure the debt. Since we had the legal right to set-off, and the intent to do so, such amounts had been netted and were not reflected separately in the Consolidated Balance Sheets. In February 2002, in connection with the corporate realignment of our subsidiaries, we exercised our right of set-off and retired the debt arrangement.

         In April 2001, the Senior Facilities were amended to, among other things, exclude certain expenses incurred in connection with the lawsuit initiated by us against our former parents (up to a maximum of $20 million, but not more than $3 million in any quarter) and certain charges and payments in connection with antitrust fines, settlements and expenses from the calculation of financial covenants. Charges (over and above $340 million charge recorded in 1997) recorded on or before June 30, 2002 (or during the term of the Senior Facilities, after effectiveness of the amendment described below which became effective in February 2002) for antitrust fines, settlements and expenses are excluded from the calculation of financial covenants (until paid) up to a maximum of $130 million (or $75 million, after effectiveness of the amendment described in Note 10), reduced by the amount of certain debt (other than the Senior Notes) incurred by us that is not incurred under the Senior Facilities ($24 million of which debt was outstanding at March 31, 2002). The fine assessed by the antitrust authority of the European Union, as well as the additional $10 million charge recorded in July 2001 and any payments related to such fine (including payments within the $340 million charge recorded in 1997), are excluded from the calculation of financial covenants through June 30, 2002 (or for the term of the Senior Facilities, after the effectiveness of the amendment described below which became effective in February 2002).

         In July 2001, the Senior Facilities were amended to, among other things, change our financial covenants so that they were less restrictive through 2006 than would otherwise have been the case. In connection therewith, we agreed that our investments in Graftech and any of our other unrestricted subsidiaries after this amendment will be made in the form of secured loans, which will be pledged to secure the Senior Facilities, and that the maximum amount of capital expenditures permitted under the Senior Facilities would be reduced in 2001 and 2002. We do not expect that our capital expenditures would exceed such maximums. In connection therewith, we paid an amendment fee of $2 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 25 basis points.

         In December 2001, the Senior Facilities were amended to, among other things, permit the corporate realignment of our subsidiaries. In connection therewith, we paid an amendment fee of $1 million.

         In February 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $400 million aggregate principal amount of Senior Notes, to pledge certain unsecured intercompany term notes and unsecured guarantees of those notes to secure the Senior Notes, to

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


have certain U.S. subsidiaries holding a substantial majority of our U.S. assets guarantee the Senior Notes and to have those U.S. subsidiaries pledge shares of Graftech to secure such guarantees.

         In connection with this amendment, our maximum permitted leverage ratio was substantially increased and our minimum required interest coverage ratio was substantially decreased while maintaining full availability of our revolving credit facility. The amendment also changed the manner in which net debt and EBITDA are calculated to exclude certain fees, costs and expenses (including fees of counsel and experts) in connection with the lawsuit initiated by us against our former parents as well as any letter of credit issued to secure payment of the antitrust fine assessed against us by the antitrust authority of the European Union. In addition, the amendment expanded our ability to make certain investments, including investments in Graftech, and eliminated provisions relating to a spin-off of Graftech. In connection therewith, we paid an amendment fee of $1 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 37.5 basis points.

         In connection with issuance of additional Senior Notes in May 2002, the Senior Facilities were amended to, among other things, permit us to issue the additional Senior Notes on the same terms as those relating to the Senior Notes issued in February 2002. In connection with this amendment, our maximum permitted leverage ratio was changed to measure the ratio of net senior secured debt to EBITDA as against new specified amounts. Our interest coverage ratio was also changed. We believe that these changed ratios will provide us with greater flexibility. In addition, the amendment reduced the maximum amount available under our revolving credit facility to [euro] 200 million from [euro] 250 million ([euro] 25 million of which can only be used to pay or secure payment of the fine assessed by the antitrust authority of the European Union) and reduced the basket for certain debt incurred by us that is not incurred under the Senior Facilities to $75 million from $130 million ($24 million of which debt was outstanding at March 31, 2002). In connection therewith, we paid fees and costs of $1 million.

LITIGATION AGAINST OUR FORMER PARENT COMPANIES INITIATED BY US

         In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with our leveraged equity recapitalization in January 1995 were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in GTI and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. Some of our claims provide for joint and several liability; however, damages from our various claims would not generally be additive to each other. The defendants have filed motions to dismiss this lawsuit and a motion to disqualify certain of our counsel from representing us in this lawsuit. We are

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


vigorously opposing those motions. Oral hearings were held on those motions in the 2001 first and second quarters. No decision on those motions has been rendered. Litigation such as this lawsuit is complex. Complex litigation can be lengthy and expensive. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through March 31, 2002, we had incurred about $4 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

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

         In April 1998, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. In January 2001, at our request, the due date of each of the remaining three payments was deferred by one year and, at our request, in January 2002, the payment schedule for the $60 million unpaid balance outstanding at that time was revised to $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million through January 2007. Beginning in 2004, the U.S. Department of Justice may ask the court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. In January 2002, the statutory rate of interest was 2.13% per annum. Of the $110 million, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. In March 1999, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. All payments due have been timely made.

         In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. In March 2002, we were advised that it had, after holding a hearing, assessed a fine against us in the amount of 676 million KRW (approximately $510,000, based on currency exchange rates in effect on March 31, 2002). Five other graphite electrode producers were also fined by it in amounts ranging up to 4,396 million KRW (approximately $3.3 million, based on currency exchange rates in effect on March 31, 2002). Our fine, which

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



represented 0.5% of our graphite electrode sales in Korea during the relevant time period and was the lowest fine as a percentage of sales imposed, reflected a substantial reduction as a result of our cooperation with that authority during its investigation. In May 2002, we appealed the decision. Notwithstanding our appeal, we are required to pay this fine by June 9, 2002

         In January 2000, the antitrust authority of the European Union issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleged that we and other producers violated European antitrust law in connection with the sale of graphite electrodes. In July 2001, that authority issued its decision. Under the decision, it assessed a fine of [euro] 50.4 million ($46 million, based on currency exchange rates in effect at March 31, 2002) against GTI resulting from the role of our former management in a graphite electrode price fixing cartel. Seven other graphite electrode producers were also fined, with fines ranging up to [euro] 80.2 million. As a result of the assessment of the fine against us, we recorded a pre-tax charge of $10 million against results of operations in the 2001 second quarter as an additional reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. This decision has brought to a conclusion our last major antitrust liability. From the initiation of its investigation, we have cooperated with the antitrust authority of the European Union. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of that authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the court challenging the amount of the fine. The fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with that authority regarding the appropriate form of collateral security during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal to the court to waive the requirement for collateral security or to allow us to provide alternative security for payment. We cannot predict how or when the court would rule on such interim appeal.

         In the 2001 second quarter, we became aware that the Brazilian antitrust authority had requested written information from various steelmakers in Brazil. In April 2002, our Brazilian subsidiary received a request for information from that authority. We intend to provide that information.

         We are continuing to cooperate with the U.S. and Canadian antitrust authorities in their continuing investigations of others. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by authorities in Brazil or other jurisdictions.

         We have settled, among others, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlement in connection with the sale of graphite electrodes. All settlement payments due have been timely made. None of the settlement or plea agreements

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



contain restrictions on future prices of our graphite electrodes. There remain, however, certain pending claims as well as pending lawsuits in the U.S. relating to the sale of carbon electrodes and carbon cathodes as well as graphite electrodes sold to foreign customers. It is also possible that additional antitrust lawsuits and claims could be asserted against us in the U.S. or other jurisdictions.

         Through March 31, 2001, we have paid an aggregate of $249 million of fines and net settlement and expense payments and $11 million of imputed interest. At March 31, 2001, $101 million remained in the reserve. The balance of the reserve is available for the balance of the fine payable by us to the U.S. Department of Justice (excluding imputed interest thereon), the fines assessed against us by the antitrust authorities of the European Union and Korean and other matters. The aggregate amount of remaining committed payments payable to the U.S. Department of Justice for imputed interest at March 31, 2001 was about $9 million.

         We cannot assure you that remaining liabilities and expenses in connection with antitrust investigations, lawsuits and claims will not materially exceed the remaining uncommitted balance of the reserve or that the timing of payment thereof will not be sooner than anticipated. In the aggregate (including the assessment of fines by the antitrust authorities of the European Union and Korea and the additional $10 million charge), the fines and net settlements and expenses are within the amounts we used to evaluate the $350 million charge. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, $350 million represents our estimate of these liabilities and expenses. The guilty pleas and the decision by the antitrust authority of the European Union make it more difficult to defend against other investigations, lawsuits and claims. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

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

         During 2001 and 2002 first quarter, many of the foreign countries in which we have a manufacturing facility have been subject to significant economic pressures, which have impacted

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



inflation and currency exchange rates affecting those countries. As a result, many of the currencies in which we manufacture and sell our products weakened again the dollar. During 2001, the euro declined about 5%, the Brazilian real declined about 16% and the South African rand declined about 36%. In the 2002 first quarter, the South African rand and the euro weakened about 18% and 3%, respectively, while the Brazilian real strengthened about 11%.

RESULTS OF OPERATIONS

         HIGHLIGHTS OF 2002 FIRST QUARTER AS COMPARED TO 2001 FOURTH QUARTER. Net sales of $138 million in the 2002 first quarter represented a $17 million, or 12%, decrease from net sales of $155 million in the 2001 fourth quarter. Gross profit of $31 million in the 2002 first quarter represented an $11 million, or 26%, decrease from gross profit of $42 million in the 2001 fourth quarter. Gross margin declined to 22.3% of net sales in 2002 first quarter from 26.9% in 2001 fourth quarter. This decline was primarily due to the decline in net sales experienced by both of our divisions. Our 2002 first quarter earnings, before previously announced restructuring charges and impairment losses on long-lived and other assets, tax benefits associated with the 2002 plan and a non-cash extraordinary charge associated with our successful private offering of Senior Notes in February 2002, was a net loss of $1 million, or $0.02 per diluted share, and, after those charges and benefits, was a net loss of $4 million, or $0.06 per diluted share. The following table summarizes the impact of those non-recurring charges and benefits.

                                                           THREE MONTHS ENDED
                                                              MARCH 31, 2002
                                                          ----------------------
                                                          (DOLLARS IN MILLIONS)
Net loss.............................................            $    (4)
   Charges:
     Restructuring charges (including global
       realignment and related expenses) and
       impairment loss on long-lived and other
       assets, net of tax............................                  6
     Extraordinary item, net of tax..................                  2
   Tax benefit related to legal and tax restructuring                 (5)
                                                                   -----
     Net loss before non-recurring charges and
       benefits......................................            $    (1)
                                                                   ======

         The legal and tax restructuring and global realignment mentioned in the preceding table and in our Consolidated Financial Statements are part of the corporate realignment of our subsidiaries. The tax benefits from the corporate realignment (which are referred to as tax benefits from legal and tax restructuring) have been recorded separately from expenses to implement the corporate realignment (which are referred to as global realignment and related expenses). The activities relating to our legal and tax restructuring that would be expected to

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



impact tax benefits and expense were substantially completed in the 2002 first quarter. We recorded global realignment and related expenses of $2 million in 2001 fourth quarter and $1 million in 2002 first quarter.

         GRAPHITE POWER SYSTEMS DIVISION. Net sales decreased to $111 million in the 2002 first quarter from $126 million in the 2001 fourth quarter, primarily due to the lower volume and lower average sales revenue per metric ton of graphite electrodes sold. The decline was primarily due to seasonal factors, continued weakness in demand through January and February due to economic conditions and limited availability of finished graphite electrode inventories to meet increased demand in March. The volume of graphite electrodes sold was 38,500 metric tons, 9 percent lower than in the 2001 fourth quarter. The lower volume of graphite electrodes sold represented a decrease of $9 million in net sales. Average sales revenue per metric ton of graphite electrodes in the 2002 first quarter was $2,083, a decrease of 7% from the average in the 2001 fourth quarter of $2,251. The lower average sales revenue per metric ton represented a decrease of $6 million in net sales. Of the 7%, changes in currency exchange rates accounted for approximately 3%.

         We exceeded our expectations for cost reductions. Average graphite electrode production cost per metric ton in the 2002 first quarter was $1,638, about $13 lower than in the 2001 fourth quarter despite low operating levels and low sales volumes. Low operating levels were due to both reductions in production in response to weakness in economic conditions that continued into the middle of the 2002 first quarter as well as reductions in production associated with the mothballing of our Italian graphite electrode plant as part of the 2002 plan and furnace maintenance at our Brazilian graphite electrode plant.

         We completed the mothballing of our Italian graphite electrode plant during the 2002 first quarter, more than two months ahead of schedule. We believe that the accelerated mothballing as well as other actions will allow us to accelerate achievement of our cost savings targets under the 2002 plan. We also undertook extensive furnace maintenance, which resulted in extended production down time, at our Brazilian graphite electrode plant in preparation for higher operating levels during the remainder of 2002 and into 2003. We estimate that these activities resulted in higher than anticipated graphite electrode production costs of approximately $2 million.

         Gross profit in the 2002 first quarter was $25 million (22.3% of net sales), a decrease from gross profit in the 2001 fourth quarter of $35 million (27.3% of net sales). The decrease in gross profit was largely due to the decrease in net sales.

         ADVANCED ENERGY TECHNOLOGY DIVISION. Net sales decreased to $27 million in the 2002 first quarter from $29 million in the 2001 fourth quarter, primarily due to due to weakness in the industrial end markets served, particularly the semiconductor and automotive markets. We believe that the core businesses in this division bottomed during the 2002 first quarter. New product development and commercialization efforts continue to progress successfully. During the 2002 first quarter, IBM Corporation, Hitachi, Ltd. and Agilent Technologies Inc. approved and

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



purchased eGraf(TM) thermal interface products for computer, consumer electronic and telecommunication applications. Gross profit in the 2002 first quarter declined to $6 million (22.3% of net sales) as compared to gross profit in the 2001 fourth quarter of $7 million (25.3% of net sales). The decrease in gross margin was primarily due to the decrease in net sales.

         OTHER ITEMS. Selling, administrative and other expenses were $18 million in the 2002 first quarter, a decline of $1 million, or 5%, from the 2001 fourth quarter, primarily due to a reduction in franchise and other taxes. We recorded other income, net, of $3 million for the 2002 first quarter, primarily due to a currency exchange gain on euro denominated debt. This other income, net, essentially offsets the estimated $2 million of higher graphite electrode production costs during the 2002 first quarter. Adjusted EBITDA for the 2002 first quarter was approximately $20 million. Interest expense was $13 million in the 2002 first quarter, an increase of $2 million from the 2001 fourth quarter. The increase resulted from higher average annual interest rates and higher average total debt outstanding.

         NET DEBT AND WORKING CAPITAL. Net debt (total debt less cash, cash equivalents and short-term investments) increased during the 2002 first quarter as expected and as previously announced. At March 31, 2002, net debt was $663 million and total debt was $696 million, including $70 million under our revolving credit facility and $212 million of term loans, as net cash from operations declined primarily due to lower sales and working capital requirements, primarily accounts payable. The use of cash to settle payables in the 2002 first quarter increased primarily due to seasonal payable patterns and higher obligations related to preparations at facilities globally to accommodate the mothballing of our Italian graphite electrode plant. In addition, in the 2002 first quarter, we incurred $14 million of cash costs associated with the issuance of Senior Notes in February 2002 and related amendment fees. These costs were capitalized and will be amortized over the term of the Senior Notes.

         THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THREE MONTHS ENDED MARCH 31 2001. Net sales of $138 million in the 2002 first quarter represented a $33 million, or 19%, decrease from net sales of $171 million in the 2001 first quarter. Gross profit of $31 million in the 2002 first quarter represented an $18 million, or 37%, decrease from gross profit of $49 million in the 2001 first quarter. Gross margin declined to 22.3% of net sales in 2002 first quarter from 28.5% in 2001 first quarter. The decrease in net sales and gross profit was primarily due to lower volume of graphite electrodes sold. Cost of sales declined primarily due to lower volumes of most products sold.

         GRAPHITE POWER SYSTEMS DIVISION. Net sales decreased to $111 million in the 2002 first quarter from $136 million in the 2001 first quarter, primarily due to the lower volume of graphite electrodes sold and lower average graphite electrode sales revenue per metric ton. Volume of graphite electrodes sold was 38,500 metric tons in the 2002 first quarter as compared to 43,000 metric tons in the 2001 first quarter. The lower volume of graphite electrodes sold represented a decrease of $11 million in net sales. The decrease was primarily a result of a decline in North American electric arc furnace steel production, weaker demand in Europe and Russia, actions

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



taken by us to manage credit risk and limited availability of finished graphite electrode inventories to meet increased demand in March 2002. Average sales revenue per metric ton of graphite electrodes in the 2002 first quarter was $2,083 as compared to the average in the 2001 first quarter of $2,419. The lower average sales revenue per metric ton represented a decrease of $13 million in net sales. Unfavorable changes in currency exchange rates represented $4 million of the $13 million decrease in net sales of graphite electrodes. Net sales of cathodes increased in the 2002 first quarter by 2% from the 2001 first quarter.

         Cost of sales decreased to $86 million in the 2002 first quarter from $98 million in the 2001 first quarter. The decrease was primarily due to lower operating levels. Cost of sales per metric ton of graphite electrodes benefited from improved productivity, head-count reductions, plant cost reductions, lower costs due to the strengthening of the dollar and lower maintenance spending as compared to the 2001 first quarter, partially offset by higher than anticipated graphite electrode production costs of approximately $2 million resulting from activities associated with the accelerated mothballing of our Italian graphite electrode plant and extensive furnace maintenance, which resulted in extended production down time, at our Brazilian graphite electrode plant in preparation for higher operating levels during the remainder of 2002 and into 2003. Average cost of sales per metric ton of graphite electrodes was $1,638 per metric ton in the 2002 first quarter, a decline of $127, or about 7%, as compared to the 2001 first quarter, despite lower operating levels and lower sales volumes. Low operating levels were due to both reductions in production in response to weakness in economic conditions that continued into the middle of the 2002 first quarter as well as reductions in production associated with the mothballing of our Italian graphite electrode plant as part of the 2002 plan and furnace maintenance at our Brazilian graphite electrode plant. Gross profit in the 2002 first quarter was $25 million (22.3% of net sales), a decrease from gross profit in the 2001 first quarter of $38 million (27.4% of net sales).

         ADVANCED ENERGY TECHNOLOGY DIVISION. Net sales decreased to $27 million in the 2002 first quarter from $35 million in the 2001 first quarter, primarily due to decreases in volume of refractories sold, in new business sales, in volume of flexible graphite sold for gasket applications due to lower demand from the automotive industry and in products sold to customers in the semiconductor and industrial sectors, particularly in Europe, partially offset by an increase in sales of products to customers in the aerospace industry. We believe that the core businesses in this division bottomed during the 2002 first quarter. New product development and commercialization efforts continue to progress successfully. During the 2002 first quarter, IBM, Hitachi and Agilent approved and purchased eGraf(TM) thermal interface products for computer, consumer electronic and telecommunication applications. Cost of sales was $21 million in the 2002 first quarter as compared to $24 million in the 2001 first quarter. The decrease was primarily due to lower operating levels. Gross profit in the 2002 first quarter was $6 million (22.3% of net sales) as compared to gross profit in the 2001 first quarter of $11 million (32.0% of net sales).

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         OPERATING PROFIT FOR US AS A WHOLE. Operating profit in the 2002 first quarter was $6 million, or 4.6% of net sales, as compared to operating profit in the 2001 first quarter of $25 million, or 14.6% of net sales. Operating profit in the 2002 first quarter was impacted by a restructuring charge and impairment loss on long-lived and other assets of $6 million that related primarily to the mothballing of our graphite electrode plant in Italy and a charge of $1 million related to the corporate realignment of our subsidiaries. Excluding these non-recurring charges, operating profit in the 2002 first quarter would have been $12 million, or 8.7% of net sales.

         Selling, administrative and other expenses were $18 million in the 2002 first quarter, a decline of $3 million, or 14%, from 2001 first quarter. The decline was primarily due to a reduction in franchise and other taxes.

         Other income, expense, net was income of $3 million in 2002 first quarter as compared to nil in 2001 first quarter. This change was primarily associated with a currency exchange gain on euro denominated debt. This other income essentially offsets the estimated $2 million of higher than anticipated graphite electrode production costs during the 2002 first quarter.

         OTHER ITEMS AFFECTING US AS A WHOLE. Interest expense was $13 million in the 2002 first quarter, a decrease of $6 million from the 2001 first quarter. The decrease resulted from lower average annual interest rates and lower average total debt outstanding. Average outstanding total debt was $663 million in the 2002 first quarter as compared to $729 million in the 2001 first quarter. The decrease in average debt outstanding was primarily due to use of net proceeds from our public offering of common stock in July 2001 to reduce debt. The average annual interest rate was 7.6% in 2002 first quarter as compared to 8.8% in the 2001 first quarter. These average annual rates excluded inputed interest of the fine payable to the DOJ.

         Provision for income taxes was a $6 million benefit in the 2002 first quarter as compared to a $2 million expense in the 2001 first quarter. Excluding the benefit of $6 million, which was related to the corporate realignment of our subsidiaries, the provision for income taxes for the 2002 first quarter would have been nil. No tax benefit was provided on the restructuring charge and impairment loss on long-lived and other assets of $6 million related to the mothballing of our graphite electrode plant in Italy.

         The effective income tax rate, before non-recurring charges and impairment losses that related to the mothballing of our Italian graphite electrode plant and the corporate realignment of our subsidiaries, was 35% in the 2002 first quarter as compared to 40% in 2001 first quarter. The effective income tax rate for the 2001 first quarter was higher than the U.S. federal statutory income tax rate of 35% primarily as the result of the fact that a substantial percentage of our earnings was derived from higher tax jurisdictions.

         In the 2002 first quarter, we recorded an extraordinary item, net of tax, of $2 million in connection with the write-off of capitalized fees associated with the Tranche A and B Term Loans repaid with the net proceeds from the issuance of the Senior Notes.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         As a result of the changes described above, net loss was $4 million in the 2002 first quarter as compared to net income of $3 million in the 2001 first quarter. Net loss per diluted share, before non-recurring charges and tax benefits and extraordinary charges, was $0.02 for the 2002 first quarter as compared to earnings per diluted share of $0.07 in the 2001 first quarter. Net loss per diluted share, after non-recurring charges and tax benefits and extraordinary charges, was $0.06 for the 2002 first quarter.

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

         We are highly leveraged and have substantial obligations in connection with antitrust investigations, lawsuits and claims (in respect of which we have an unfunded reserve totaling $101 million). We had total debt of $696 million and a stockholders' deficit of $343 million at March 31, 2002 as compared to total debt of $638 million and a stockholders' deficit of $332 million at December 31, 2001. A substantial portion of our debt has variable interest rates or has been effectively converted from a fixed rate obligation to a variable rate obligation pursuant to interest rate management initiatives. We typically discount or factor a portion of our accounts receivable. In the 2001 first quarter, certain of our subsidiaries sold receivables totaling $42 million. In addition, if we are required to pay or issue a letter of credit to secure payment of the fine assessed by the antitrust authority of the European Union pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under (or secured by a letter of credit that would constitute a borrowing under) our revolving credit facility. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent operating results.

         Cash and cash equivalents were $33 million at March 31, 2002 as compared to $38 million at December 31, 2001. Net debt (which is total debt, net of cash, cash equivalents and short-term investments) was $663 million at March 31, 2002 as compared to $600 million at March 31, 2001.

         As a result of our high leverage and substantial obligations in connection with antitrust investigations, lawsuits and claims, changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, we have placed high priority on efforts to manage cash and reduce debt.

         CASH FLOW AND PLANS TO MANAGE LIQUIDITY. For at least the past five years, we have had positive annual cash flow from operations, excluding payments in connection with restructurings and investigations, lawsuits and claims. Typically, the first quarter of each year results in neutral

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



or negative cash
flow from operations (after deducting cash used for capital expenditures and excluding payments in connection with restructurings and investigations, lawsuits and claims and payment of interest on our previously outstanding senior subordinated notes (which have since been redeemed)) due to various factors. These factors include customer order patterns, customer buy-ins in advance of annual price increases, fluctuations in working capital requirements and payment of variable compensation with respect to the immediately preceding year. Typically, the other three quarters result in significant positive cash flow from operations (before deducting cash used for capital expenditures). The third quarter tends to produce relatively less positive cash flow primarily as a result of scheduled plant shutdowns by our customers for vacations. Following a recovery in the steel and other metals and transportation industries, we believe that our cash flow would follow this historical pattern.

         We use, and are dependent on, funds available under our revolving credit facility, including continued compliance with the financial covenants under the Senior Facilities, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. We believe that our cost savings initiatives will, over the next one to two years, continue to improve our cash flow from operations for a given level of net sales. Improvements in cash flow from operations resulting from these initiatives are being partially offset by associated cash implementation costs, while they are being implemented.

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

         We cannot assure you that our cash flow from operations and capital resources will be sufficient to enable us to meet our debt service and other obligations when due. Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the financial covenants under the Senior Facilities. A failure to comply with any of the covenants under the Senior Facilities, unless waived by the lenders, would be a default under the Senior Facilities. This would permit the lenders to accelerate the maturity of the Senior Facilities. It would also permit the lenders to terminate their commitments to extend credit under our revolving credit facility. This would have an immediate material adverse effect on our liquidity.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

         As described above, we are dependent on our revolving credit facility and continuing compliance with the financial covenants under the Senior Facilities for liquidity. The Senior Facilities require us to, among other things, comply with specified minimum interest coverage and maximum leverage ratios that become more restrictive over time. At March 31, 2002, on an actual basis and as adjusted to give effect to the issuance of additional Senior Notes in May 2002, we were in compliance with the financial covenants under the Senior Facilities. If we were to believe that we would not continue to comply with such covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. There can be no assurance that we would be able to obtain such waiver or amendment on acceptable terms or at all.

         While our revolving credit facility provides for maximum borrowings of up to [euro] 200 million ($174 million, based on currency exchange rates in effect at March 31, 2002), our ability to borrow under this facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum leverage ratio permitted under the Senior Facilities. At March 31, 2002, on an actual basis and as adjusted to give effect to issuance of additional Senior Notes in May 2002, we had full availability under our revolving credit facility. In addition, payment of the fine or issuance of a letter of credit to secure payment of the fine assessed by the antitrust authority of the European Union would significantly reduce remaining funds available under our revolving credit facility for operating and other purposes.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         CASH FLOW USED IN OR PROVIDED BY OPERATING ACTIVITIES. Cash flow used in operating activities was $47 million in the 2002 first quarter as compared to cash flow provided by operating activities of $11 million in the 2001 first quarter. The decreased generation of cash flow of $58 million resulted primarily from a reduction in gross profit and an increase in working capital, primarily due to a reduction in accounts payable. The use of cash to settle payables in the 2002 first quarter increased primarily due to seasonal payable patterns, higher obligations related to preparations at facilities globally to accommodate the mothballing of our Italian graphite electrode plant and the shut down of our graphite manufacturing operations in Tennessee, and reduced spending because of lower operating levels. In addition, in the 2002 first quarter, we incurred $13 million of cash costs associated with the issuance of Senior Notes. These costs were capitalized and will be amortized over the term of the Senior Notes. Our average days payable outstanding decreased by about 18 days and our days sales outstanding increased by about 12 days at the end of the 2002 first quarter as compared to the end of the 2001 first quarter. Careful management of credit risk allowed us to avoid significant accounts receivable losses in light of the poor financial condition of many of our potential and existing customers. In light of current global and regional economic conditions, we cannot assure that we will not be materially adversely affected by accounts receivable losses in the future.

         CASH FLOW USED IN INVESTING ACTIVITIES. We used $9 million of cash flow for investing activities during the 2002 first quarter as compared to $4 million during the 2001 first quarter. This increase of $5 million was primarily due to a higher use of capital expenditures for expansion in the 2002 first quarter compared to a reduced level of capital expenditures in the 2001 first quarter.

         CASH FLOW PROVIDED BY FINANCING ACTIVITIES. Cash flow provided by financing activities was $51 million in the 2002 first quarter as compared to cash provided by financing activities of $4 million in the 2001 first quarter. The increase was due to additional borrowings in the 2002 first quarter to fund working capital needs and expenses in connection with our private offering of Senior Notes in February 2002. During the 2001 first quarter, we received $9 million from an additional minority investment in connection with the broadening of our strategic alliance in the cathode business with Pechiney. During the 2002 first quarter, we completed a private offering of $400 million of Senior Notes. Net proceeds were $387 million which were used to repay term loans under the Senior Facilities and reduce the outstanding balance under our revolving credit facility.

ACCOUNTING CHANGES

         In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill and other intangible assets not being amortized pursuant to SFAS No. 142, and certain other assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on our consolidated financial position or results of operations.

         In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. We anticipate that the adoption of SFAS No. 143 will not have a significant impact on our consolidated financial position or results of operations.

         In July 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," both of which are effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations, goodwill and intangible assets. We adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our consolidated financial position or results of operations, except that we no longer amortize goodwill.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are exposed to market risks primarily from changes in interest rates and currency exchange rates. To manage our exposure to these changes, we routinely enter into various transactions that have been authorized according to documented policies and procedures. We do not use derivatives for trading or speculative purposes or to generate income, and we do not use leveraged derivatives.

         We implement interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. Our exposure to changes in interest rates results primarily from floating rate long-term debt (or derivatives that effectively convert fixed rate debt to variable rate debt) tied to LIBOR or euro LIBOR. We enter into agreements with financial institutions, which are intended to limit, or cap, our exposure to the incurrence of additional interest expense with respect to a portion of such debt (or derivatives) due to increases in variable interest rates. At March 31, 2002, we had outstanding interest rate caps of $100 million limiting our floating interest rate factor on related debt to a weighted-average rate of 5.0% (where the interest on the debt is based on LIBOR) through June 2002. We recently entered into a ten year interest rate swap for a notional amount of $200 million to effectively convert that amount of fixed rate debt to variable rate debt. Fees related to these agreements or swaps are charged to interest expense over the term of relevant agreement or swap.

         Our exposure to changes in currency exchange rates results primarily from:

         o investments in our foreign subsidiaries and in our share of the earnings of those subsidiaries, which are denominated in local currencies;

                                     PART II
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


         o raw material purchases made by our foreign subsidiaries in a currency other than the local currency; and

         o export sales made by our subsidiaries in a currency other than the local currency.

         When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. We held contracts for the purpose of hedging against these risks with an aggregate notional amount of about $37 million at December 31, 2001 and $34 million at March 31, 2002. All of our contracts mature within one year. All of our contracts are marked-to-market monthly and, accordingly, transaction gains and losses are reflected in the Consolidated Statements of Operations. Unrealized gains and losses on our outstanding contracts were nil at December 31, 2001 and March 31, 2002.

                                     PART II
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


                            ITEM 1. LEGAL PROCEEDINGS

ANTITRUST INVESTIGATIONS

         In April 1998, pursuant to a plea agreement between the Antitrust Division of the U.S. Department of Justice (the "DOJ") and GTI, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The plea agreement was approved by the U.S. District Court for the Eastern District of Pennsylvania (the "DISTRICT COURT") and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. At our request, in January 2001, the due date of each of the remaining three payments was deferred by one year and, at our request, in January 2002, the payment schedule for the $60 million unpaid balance outstanding at that time was revised to require a $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million, through January 2007. Beginning in 2004, the DOJ may ask the District Court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. In January 2002, the statutory rate of interest was 2.13% per annum. Accrued interest will be payable together with each quarterly payment. The revised payment schedule has been approved by the District Court. All payments due have been timely paid.

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

         In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. In March 2002, we were advised that the Korean antitrust authority, after holding a hearing on this matter, assessed a fine against us in the amount of 676 million KRW (approximately $510,000, based on currency exchange rates in effect on March 31, 2002). Five other graphite electrode producers were also fined by the Korean antitrust authority in amounts ranging up to 4,396 million KRW (approximately $3.3 million, based on currency exchange rates in effect on March 31, 2002). Our fine, which represented 0.5% of our graphite electrode sales in Korea during the relevant time period and was the lowest fine as a percentage of sales imposed by the Korean antitrust authority, reflected a substantial reduction as a result of

                                     PART II
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


our cooperation with that authority during its investigation. In May 2002, we appealed the decision. Notwithstanding our appeal, we are required to pay this fine by June 9, 2002.

         In January 2000, the Directorate General-Competition of the Commission of the European Communities, the antitrust enforcement authority of the European Union (the "EU COMPETITION AUTHORITY"), issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. On July 18, 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed a fine of [euro]50.4 million (about $46 million, based on exchange rates in effect at March 31, 2002) against us. Seven other graphite electrode producers were also fined under the decision, with fines ranging up to [euro]80.2 million. From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms with the EU Competition Authority. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the Court of First Instance of the European Communities in Luxembourg challenging the amount of the fine. Appeals of this type may take two years or longer to be decided and the fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with the EU Competition Authority regarding the appropriate form of collateral security during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal to the Court to waive the requirement for collateral security or to allow us to provide alternative security for payment. We cannot predict how or when the Court would rule on such interim appeal.

         In the 2001 second quarter, we became aware that the Brazilian antitrust authority had requested written information from various steelmakers in Brazil. In April 2002, our Brazilian subsidiary received a request for information from that authority. We intend to provide that information.

         Except as described above, the antitrust investigations against us in the U.S., Canada, the European Union, Japan and Korea have been resolved. We are continuing to cooperate with the DOJ and the Canadian Competition Bureau in their continuing investigations of others. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by antitrust authorities in Brazil or other jurisdictions.

         The guilty pleas and decisions described above make it more difficult for us to defend against other investigations as well as civil lawsuits and claims. We have been vigorously

                                     PART II
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


protecting, and intend to continue to vigorously protect, our interests in connection with the investigations described above. We may, however, at any time settle any possible unresolved charges.

ANTITRUST LAWSUITS

         Through March 31, 2002, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes. One of the settlements also covers the actual and respective potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All settlement payments due thereunder have been timely made.

         In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the District Court. In March 2002, we were served with another complaint commencing a separate civil antitrust lawsuit in the District Court. These lawsuits are collectively called the "FOREIGN CUSTOMER LAWSUITS". The first complaint, entitled FERROMIN INTERNATIONAL TRADE CORPORATION, ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP NEW ZEALAND LTD. ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled SAUDI IRON AND STEEL COMPANY V. UCAR INTERNATIONAL INC., ET AL., was filed by a steelmaker who is located outside the U.S. The fourth complaint, entitled ARBED, S.A., ET AL. V. MITSUBISHI CORPORATION, ET AL., was filed by 5 steelmakers, all of whom were located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs' claims. Appeals have been filed by the plaintiffs and the defendants with the Third Circuit Court of Appeals with regard to these dismissals. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. We have filed a motion to stay the lawsuit commenced by the fourth complaint pending resolution of appeals in the other foreign customer lawsuits.

                                     PART II
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

1997 AND 2001 SECOND QUARTER ANTITRUST EARNINGS CHARGES

         We recorded a pre-tax charge of $340 million against results of operations for 1997 and, as a result of the assessment of a fine by the EU Competition Authority, we recorded a pre-tax charge of an additional $10 million against results of operations for the 2001 second quarter, as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The aggregate reserve of $350 million is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. In the aggregate (including the assessment of the fine by the EU Competition Authority, the assessment of the fine by the Korean antitrust authority and the additional $10 million charge), the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charge of $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at March 31, 2002, $350 million represents our estimate of these liabilities and expenses. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

                                     PART II
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


         Through March 31, 2002, we have paid an aggregate of $249 million of fines and net settlement and expense payments and $11 million of imputed interest. At March 31, 2002, $101 million remained in the reserve. The balance of the reserve is available for the fine payable to the DOJ (excluding imputed interest thereon), the fines assessed by the EU Competition Authority and the Korean antitrust authority and other matters. The aggregate amount of remaining committed payments payable to the DOJ for imputed interest at March 31, 2002 was about $9 million.

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

LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS

         In February 2000, at the direction of a special committee of independent directors of GTI's Board of Directors, we commenced a lawsuit in the U.S. District Court for the Southern District of New York against our former parents, Mitsubishi and Union Carbide. The other defendants named in the lawsuit include two of the respective representatives of Mitsubishi and Union Carbide who served on GTI's Board of Directors at the time of our 1995 leveraged equity recapitalization, Hiroshi Kawamura and Robert D. Kennedy. Mr. Kennedy, who was a director of GTI at the time the lawsuit was commenced, resigned as such on March 14, 2000.

         In the lawsuit, we allege, among other things, that, in January 1995, Mitsubishi and Union Carbide had knowledge of facts indicating that GTI had engaged in illegal graphite electrode price fixing activities and that any determination of GTI's statutory capital surplus would be overstated as a result of those activities. We also allege that certain of their representatives knew or should have known about those activities. In January 2000, Mitsubishi was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes. Mitsubishi entered a plea of not guilty. In February 2001, a jury found Mitsubishi guilty of the charge. Mitsubishi entered into a sentencing agreement with the DOJ, which was approved by the District Court, pursuant to which Mitsubishi agreed to pay a fine of $134 million and not appeal its conviction. Mitsubishi has also been named as a defendant in several civil antitrust lawsuits commenced by electric arc furnace steel producers with respect to its alleged participation in those activities. In addition, we allege that, in January 1995, GTI did not have the statutory capital surplus required to lawfully authorize the payments that GTI made to its former parents. We also allege that Mitsubishi and Union Carbide were unjustly enriched by receipts from their investments in GTI and that they knowingly induced or actively and substantially assisted former senior management of GTI to engage in illegal graphite electrode price fixing activities in breach of their fiduciary duties to GTI.

                                     PART II
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

         We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through March 31, 2002, we had incurred about $4 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

                                     PART II
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                    ----------------------------------------

(A)      EXHIBITS

         The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

     EXHIBIT
     NUMBER                             DESCRIPTION OF EXHIBIT
     ------                             ----------------------
     3.1*           -  Amended and Restated Certificate of Incorporation of
                       GrafTech International Ltd. (formerly known as UCAR
                       International Inc.).
     3.1(b)         -  Certificate of Amendment to the Amended and Restated
                       Certificate of Incorporation of GrafTech International
                       Ltd. (formerly known as UCAR International Inc.).
     4.5            -  First Supplemental Indenture, dated as of April 30, 2002, among UCAR Finance Inc., GrafTech International Ltd.
                       (formerly known as UCAR International Inc.), UCAR
                       Global Enterprises Inc., UCAR Carbon Company Inc., UCAR
                       Composites Inc., UCAR Carbon Technology LLC, UCAR
                       Holdings III Inc. and UCAR International Trading Inc.
                       and State Street Bank and Trust Company.
     4.6            -  Registration Rights Agreement, dated as of May 6, 2002, among GrafTech International Ltd. (formerly known as UCAR
                       International Inc.), each of the Subsidiaries listed therein, Credit Suisse First Boston Corporation and J.P. Morgan Securities Inc.
     10.14          -  Sixth Amendment to Credit Agreement, dated as of
                       February 22, 2000, among GrafTech International Ltd.
                       (formerly known as UCAR International Inc.), UCAR
                       Global Enterprises Inc., UCAR Finance Inc., the LC
                       Subsidiaries from time to time party hereto, the Lenders from time to time party thereto, and Morgan Guaranty
                       Trust Company of New York.
     10.15          -  Reaffirmation Agreement, dated as of May 6, 2002, among
                       UCAR Finance Inc., GrafTech International Ltd. (formerly known as UCAR International Inc.), UCAR Global
                       Enterprises Inc., UCAR Carbon Company Inc., UCAR
                       Composites Inc., UCAR Technology LLC, UCAR Holdings III
                       Inc. and UCAR International Trading Inc. and State Street
                       Bank and Trust Company.


         * Incorporated by reference to the Registration Statement of the registrant on Form S-1 (Registration No. 33-94698)

(B)      REPORTS ON FORM 8-K

         The following Reports on Form 8-K were filed during the quarter ended March 31, 2002:

                                     PART II
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


         (i) Report on Form 8-K dated January 28, 2002 as filed by UCAR International Inc., filing a press release dated January 28, 2002 announcing the launch of a private offering of $250 million aggregate principal amount of senior notes of UCAR Finance Inc.

                  No financial statements were filed with such Report on Form
                  8-K.

         (ii) Report on Form 8-K dated February 8, 2002 as filed by UCAR International Inc., filing a press release dated February 8, 2002 announcing the pricing of the private offering of senior notes of UCAR Finance Inc. and the increase in the aggregate principal amount of such notes to $400 million.

                  No financial statements were filed with such Report on Form
                  8-K.

         (iii) Report on Form 8-K dated February 15, 2002 as filed by UCAR International Inc., filing a press release dated February 15, 2002 announcing the closing of the private offering of $400 million aggregate principal amount of senior notes of UCAR Finance Inc.

                  No financial statements were filed with such Report on Form
                  8-K.

                                     PART II
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GRAFTECH INTERNATIONAL LTD.


Date: May 13, 2002                              By: /s/ CORRADO F. DE GASPERIS
                                                  -----------------------------
                                                  Corrado F. De Gasperis
                                                  VICE PRESIDENT, CHIEF
                                                  FINANCIAL OFFICER AND
                                                  CHIEF INFORMATION OFFICER

                                     PART II
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



                                INDEX TO EXHIBITS
                                -----------------
     EXHIBIT
     NUMBER                            DESCRIPTION OF EXHIBIT
    --------                          -----------------------

     3.1(b)         -  Certificate of Amendment to the Amended and Restated
                       Certificate of Incorporation of GrafTech International
                       Ltd. (formerly known as UCAR International Inc.).
     4.5            -  First Supplemental Indenture, dated as of April 30, 2002, among UCAR Finance Inc., GrafTech International Ltd.
                       (formerly known as UCAR International Inc.), UCAR
                       Global Enterprises Inc., UCAR Carbon Company Inc., UCAR
                       Composites Inc., UCAR Carbon Technology LLC, UCAR
                       Holdings III Inc. and UCAR International Trading Inc.
                       and State Street Bank and Trust Company.
     4.6            -  Registration Rights Agreement, dated as of May 6, 2002, among GrafTech International Ltd. (formerly known as UCAR
                       International Inc.), each of the Subsidiaries listed therein, Credit Suisse First Boston Corporation and J.P. Morgan Securities Inc.
     10.14          -  Sixth Amendment to Credit Agreement, dated as of
                       February 22, 2000, among GrafTech International Ltd.
                       (formerly known as UCAR International Inc.), UCAR
                       Global Enterprises Inc., UCAR Finance Inc., the LC
                       Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and Morgan Guaranty
                       Trust Company of New York.
     10.15          -  Reaffirmation Agreement, dated as of May 6, 2002, among
                       UCAR Finance Inc., GrafTech International Ltd. (formerly known as UCAR International Inc.), UCAR Global
                       Enterprises Inc., UCAR Carbon Company Inc., UCAR
                       Composites Inc., UCAR Technology LLC, UCAR Holdings III
                       Inc. and UCAR International Trading Inc. and State Street
                       Bank and Trust Company.