Form 10-Q
period 2002-06-30
GRAFTECH INTERNATIONAL LTD
filed 2002-08-14
CIK 931148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                    OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION  PERIOD FROM ........TO.........

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

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 2002, 55,829,730 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION:

ITEM 1.   FINANCIAL STATEMENTS:

       Consolidated Balance Sheets at December 31, 2001 and June 30, 2002...........................    Page 2

       Consolidated Statements of Operations for the Three Months and Six Months
           ended June 30, 2001 and 2002.............................................................    Page 3

       Consolidated Statements of Cash Flows for the Six Months ended June 30, 2001 and 2002........    Page 4

       Consolidated Statement of Stockholders' Deficit for the Six Months ended June 30, 2002.......    Page 5

       Notes to Consolidated Financial Statements...................................................    Page 6

INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1.................................................    Page 36

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.................................................................    Page 42

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS................................    Page 74

PART II.     OTHER INFORMATION:

ITEM 1.   LEGAL PROCEEDINGS.........................................................................    Page 76

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................    Page 81

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................    Page 82

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..........................................................    Page 82

SIGNATURE ..........................................................................................    Page 84

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                          DECEMBER 31,       JUNE 30,
                                            ASSETS                                            2001            2002
                                                                                              ----            ----
CURRENT ASSETS:
    Cash and cash equivalents........................................................     $          38  $          51
    Notes and accounts receivable....................................................                95            117
    Inventories:
      Raw materials and supplies.....................................................                33             41
      Work in process................................................................               111            102
      Finished goods.................................................................                33             29
                                                                                            -----------    -----------
                                                                                                    177            172
    Prepaid expenses and deferred income taxes.......................................                12             21
                                                                                            -----------    -----------
      Total current assets...........................................................               322            361
                                                                                            -----------    -----------
Property, plant and equipment........................................................               931            972
Less:  accumulated depreciation......................................................               650            684
                                                                                            -----------    -----------
      Net fixed assets...............................................................               281            288
                                                                                            -----------    -----------
Deferred income taxes................................................................               140            158
Goodwill.............................................................................                29             25
Less:  accumulated amortization......................................................                12             11
                                                                                            -----------    -----------
                                                                                                     17             14
Other assets.........................................................................                37             48
                                                                                            -----------    -----------
      Total assets...................................................................     $         797  $         869
                                                                                            ===========    ===========
                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable.................................................................     $         101  $         106
    Short-term debt..................................................................                 7             17
    Accrued income and other taxes...................................................                45             48
    Other accrued liabilities........................................................                57             59
                                                                                            -----------    -----------
         Total current liabilities...................................................               210            230
Long-term debt.......................................................................               631            693
Unamortized bond premium.............................................................                 -              7
Other long-term obligations..........................................................               231            229
Deferred income taxes................................................................                32             31
Minority stockholders' equity in consolidated entities...............................                25             27
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, par value $.01, 10,000,000 shares authorized, none issued.......                 -              -
    Common stock, par value $.01, 100,000,000 shares authorized, 58,532,209 shares
       issued at December 31, 2001, 58,798,669 shares issued at June 30, 2002........                 1              1
    Additional paid-in capital.......................................................               629            636
    Accumulated other comprehensive loss.............................................              (269)          (278)
    Retained deficit.................................................................              (602)          (613)
    Unearned restricted stock........................................................                 -              -
    Less:  cost of common stock held in treasury, 2,322,412 shares at December
       31, 2001, 2,542,539  shares at June 30, 2002..................................               (85)           (88)
    Less:  common stock held in employee benefits trust, 426,400 shares at December
       31, 2001 and June 30, 2002....................................................                (6)            (6)
                                                                                            -----------    -----------
    Total stockholders' deficit......................................................              (332)          (348)
                                                                                            -----------    -----------
        Total liabilities and stockholders' deficit..................................     $         797  $         869
                                                                                            ===========    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 PART I (CONT'D)
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                         THREE MONTHS                       SIX MONTHS
                                                                        ENDED JUNE 30,                     ENDED JUNE 30,
                                                                   2001              2002             2001              2002
                                                                   ----              ----             ----              ----

                                                               $                $                $                $
Net sales............................................                   171                161            342              299
Cost of sales........................................                   120                125            242              232
                                                                 ----------       ------------      ---------        ---------
     Gross profit....................................                    51                 36            100               67
Research and development.............................                     3                  3              6                6
Selling, administrative and other expenses...........                    19                 20             40               38
Compensation expense-stock grant.....................                     -                  5              -                5
Global realignment and related expenses..............                     -                  2              -                3
Restructuring charge and impairment loss of long-
     lived and other assets..........................                    58                 13             58               18
Antitrust investigations and related lawsuits
     and claims......................................                    10                  -             10                -
Other (income) expense, net..........................                     -                (13)             -              (16)
Interest expense.....................................                    16                 17             35               30
                                                                 ----------       ------------      ---------        ---------
                                                                        106                 47            149               84
     Loss before provisions (benefits) for
          income taxes, minority interest and
          extraordinary items........................                   (55)               (11)           (49)             (17)
Benefit for income taxes.............................                   (16)                (5)           (14)             (10)
                                                                 ----------       ------------      ---------        ---------
     Loss of consolidated entities before
           minority interest and extraordinary items.                   (39)                (6)           (35)              (7)
Less: minority stockholders' share of income.........                     -                  -              1                1
                                                                 ----------       ------------      ---------        ---------
       Loss before extraordinary items...............                   (39)                (6)           (36)              (8)
Extraordinary items, net of tax......................                     -                  1              -                3
                                                                 ----------       ------------      ---------        ---------
      Net loss........................................         $        (39)     $          (7)  $        (36)    $        (11)
                                                                 ==========       ============      =========        =========
BASIC LOSS PER COMMON SHARE:
     Loss before extraordinary items.................          $     (0.87)      $       (0.12)  $      (0.80)    $       (0.15)
     Extraordinary items, net of tax.................                    -               (0.02)             -             (0.05)
                                                                ----------        ------------      ---------        ----------
     Net loss per share..............................          $     (0.87)      $       (0.14)  $      (0.80)    $       (0.20)
                                                                ==========        ============      =========        ==========
     Weighted average common shares outstanding
         (IN THOUSANDS)..............................               45,346              55,872         45,284            55,848
                                                                ==========        ============      =========        ==========
DILUTED LOSS PER COMMON SHARE:
     Loss before extraordinary items.................          $     (0.87)      $       (0.12)  $      (0.80)    $       (0.15)
     Extraordinary items, net of tax.................                    -               (0.02)             -             (0.05)
                                                                ==========        ============      =========        ==========
     Net loss per share..............................          $     (0.87)      $       (0.14)  $      (0.80)    $       (0.20)
                                                                ==========        ============      =========        ==========
     Weighted average common shares                                 45,346              55,872         45,284            55,848
         outstanding (IN THOUSANDS)..................           ==========        ============      =========        ==========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
                                                                                        2001              2002
                                                                                        ----              ----
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss ....................................................................    $    (36)        $    (1)
     Extraordinary items, net of tax..............................................           -               3
     Non-cash charges to net loss:
         Depreciation and amortization............................................          19              15
         Deferred income taxes....................................................         (21)            (13)
         Antitrust investigations and related lawsuits and claims.................     10               -
         Compensation expense - stock grant.......................................      -               5
         Restructuring charge and impairment loss on
              long-lived and other assets.........................................          53              18
         Other non-cash charges...................................................          (3)            (28)
     Working capital *............................................................         (21)            (25)
     Long-term assets and liabilities.............................................           -               -
                                                                                       -------          ------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.................           1             (36)
                                                                                       -------          ------
CASH FLOW FROM INVESTING ACTIVITIES:
     Capital expenditures.........................................................         (11)            (20)
     Sale of assets...............................................................           4               -
                                                                                       -------          ------
              NET CASH USED IN INVESTING ACTIVITIES...............................          (7)            (20)
                                                                                       -------          ------
CASH FLOW FROM FINANCING ACTIVITIES:
     Short-term debt borrowings (reductions), net.................................          (1)             10
     Revolving credit facility borrowings (reductions), net.......................          13             (95)
     Long-term debt borrowings....................................................           1             557
     Long-term debt reductions....................................................         (29)           (387)
     Minority interest investment.................................................           9               -
     Sale of common stock under stock options.....................................           2               1
     Financing costs..............................................................           -             (20)
                                                                                       -------          ------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................          (5)             66
                                                                                       -------          ------
Net increase (decrease) in cash and cash equivalents..............................         (11)             10
Effect of exchange rate changes on cash and cash equivalents......................          (1)              3
Cash and cash equivalents at beginning of period..................................          47              38
                                                                                       -------          ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................    $     35         $    51
                                                                                       =======          ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Net cash paid during the period for:
         Interest expense.........................................................    $     33         $    17
                                                                                       =======          ======
         Income taxes.............................................................    $     15         $     4
                                                                                       =======          ======
*    Net change in working capital due to the following components: (Increase)
     decrease in current assets:
         Notes and accounts receivable............................................    $     18         $   (18)
         Inventories..............................................................         (26)             10
         Prepaid expenses.........................................................          (1)             (2)
     Increase (decrease) in accounts payable and accruals.........................           1             (13)
     Antitrust investigations and related lawsuits and claims.....................          (8)              -
     Restructuring payments.......................................................          (5)             (2)
                                                                                       -------          ------
              WORKING CAPITAL.....................................................    $    (21)        $   (25)
                                                                                       =======          ======

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                         ACCUMULATED                               COMMON STOCK       TOTAL
                                             ADDITIONAL    OTHER                UNEARNED              HELD IN      STOCKHOLDERS'
                                    COMMON    PAID-IN  COMPREHENSIVE  RETAINED RESTRICTED TREASURY    EMPLOYEE        EQUITY
                                     STOCK     CAPITAL       LOSS     DEFICIT    STOCK     STOCK   BENEFITS TRUST    (DEFICIT)
                                     -----     -------       ----     -------    -----     -----   --------------    ---------

BALANCE AT DECEMBER 31, 2001....... $     1  $    629     $  (269)  $   (602)    $    -    $  (85)    $     (6)     $    (332)
Comprehensive loss:
     Net loss......................       -         -           -        (11)         -          -           -            (11)
     Foreign currency translation
         adjustments...............       -         -          (9)         -          -          -           -             (9)
                                    -------   -------     -------     ------     ------     ------     -------       --------
              Total comprehensive
                  loss.............       -         -          (9)       (11)         -          -           -            (20)
Issuance of restricted stock.......       -         6           -          -         (6)         -           -              -
Amortization of  restricted stock..       -         -           -          -          1          -           -              1
Accelerated vesting of restricted
     stock.........................       -         -           -          -          5          -           -              5
Repurchase of treasury stock.......                                                   -         (3)          -             (3)
Sale of common stock...............       -         1           -          -          -          -           -              1
                                    -------   -------     -------     ------     ------     ------     -------       --------
BALANCE AT JUNE 30, 2002...........$      1  $   636   $     (278)  $   (613)    $    -   $    (88)   $     (6)   $      (348)
                                    =======   =======     =======     ======     ======     ======     =======       ========

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      INTERIM FINANCIAL PRESENTATION

         These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2002.

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

         "GRAFTECH GLOBAL" refers to GrafTech Global Enterprises Inc. only. GrafTech Global is a direct, wholly owned subsidiary of GTI and the direct or indirect holding company for all of our operating subsidiaries. GrafTech Global is a guarantor of the Senior Notes. Prior to June 7, 2002, GrafTech Global Enterprises Inc. was named UCAR Global Enterprises Inc.

         "UCAR CARBON" refers to UCAR Carbon Company Inc. only. UCAR Carbon is our wholly owned subsidiary through which we conduct most of our U.S. operations. UCAR Carbon is a guarantor of the Senior Notes.

         "GRAFTECH FINANCE" refers to GrafTech Finance Inc. only. GrafTech Finance is a direct, wholly owned special purpose finance subsidiary of GTI and the borrower under our senior secured bank credit facilities (as amended, the "SENIOR FACILITIES"). GrafTech Finance is the issuer of our 10.25% senior notes due 2012 (the "SENIOR NOTES"). Prior to June 7, 2002, GrafTech Finance was named UCAR Finance Inc.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         "SUBSIDIARIES" refers to those companies which, at the relevant time, are or were majority owned or wholly owned directly or indirectly by GTI or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of GTI's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 2000 through June 30, 2002, except for:

     o    Carbone Savoie, which has been and is 70% owned; and

     o    Graftech, which was 100% owned until it became 97.5% owned in June
          2001.

Our 100% owned Brazilian cathode manufacturing operations were contributed to Carbone Savoie and, as a result, became 70% owned on March 31, 2001.

         "WE," "US" or "OUR" refers to GTI and its subsidiaries collectively or, if the context so requires, GTI, GrafTech Global or GrafTech Finance, individually.

         We have realigned the corporate organizational structure of our foreign subsidiaries. As a result, most of the non-U.S. businesses of each of our two divisions are segregated into separate companies along divisional lines. In addition, because most of the operations, net sales and growth opportunities of our Graphite Power Systems Division are located outside the U.S., most of its operations are held by our Swiss subsidiary or its subsidiaries. Most of our technology is held by our U.S. subsidiaries. We may in the future similarly realign the corporate organizational structure of our U.S. subsidiaries.

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

         Prior to the 2002 first quarter, we had designated (euro)125 million of Tranche A Term Loans as a net equity hedge for our net investments in Europe. The currency effects associated with the

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




designated Tranche A Term Loans were reflected in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets where they offset gains and losses recorded on our net investment in Europe. In the 2002 first quarter, a majority of the Tranche A Term Loans were repaid, the net equity hedge was eliminated and the resulting $1 million of loss in accumulated other comprehensive income (loss) was charged to other (income) expense, net in the Consolidated Statements of Operations.

         We have intercompany loans between GrafTech Finance and some of our subsidiaries. Some of these loans are denominated in currencies other than the dollar and, accordingly, are subject to translation gains and losses due to changes in currency exchange rates. Some of these intercompany loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are reflected in accumulated other comprehensive income (loss). The remaining intercompany loans are expected to be repaid in the foreseeable future and, as a result, translation gains and losses on these loans are reflected in other (income) expense, net.

NEW ACCOUNTING STANDARDS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for financial statements issued for fiscal years beginning after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We are currently evaluating the impact of SFAS No. 146 on our consolidated financial position and results of operations.

         In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002 and all other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment thereto, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We are currently evaluating the impact of the provisions of SFAS No. 145 relating to SFAS No. 4 on our consolidated financial position and results of operations. The provisions of SFAS No. 145 relating to SFAS No. 13 and the other provisions of SFAS No. 145,

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




excluding the provisions relating to SFAS No. 4, did not have a significant impact on our consolidated financial position or results of operations.

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

         In July 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," both of which are effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations, goodwill and intangible assets. We adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our consolidated financial position or results of operations, except that we no longer amortize goodwill. Goodwill amortization was $1 million in the 2001 first half.

(2)      EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated using the following share data:

                                                                        THREE MONTHS                      SIX MONTHS
                                                                       ENDED JUNE 30,                   ENDED JUNE 30,
                                                                       --------------                   --------------
                                                                    2001             2002            2001            2002
                                                                    ----             ----            ----            ----
Weighted average common shares
     outstanding for basic calculation...............            45,345,828       55,872,417      45,284,211      55,848,004
Add:  Effect of stock options........................                     -                -               -               -
                                                                 ----------       ----------      ----------      ----------
Weighted average common shares
     outstanding for diluted calculation.............            45,345,828       55,872,417      45,284,322      55,848,004
                                                                 ==========       ==========      ==========      ==========

         Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued. As a result of the net loss reported

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




for the three months and six months ended June 30, 2001, 986,196 and 898,781, respectively, of potential common shares have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share. As a result of the net loss for the three months and six months ended June 30, 2002, 1,709,758 and 1,409,850, respectively, of potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share.

         In addition, the calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 4,305,447 and 4,205,994 shares in each of the three months ended June 30, 2001 and 2002, respectively, and 4,311,847 and 4,267,546 shares in each of the six months ended June 30, 2001 and 2002, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

         The calculation of both basic and diluted earnings (loss) per share gives effect to, among other things, the grant of 412,300 shares of restricted stock to employees in March 2002. 50% of the shares granted to each employee were scheduled to vest on January 1, 2003 and 50% on January 1, 2004 if the employee was still employed on the vesting date. GTI's Board of Directors accelerated the vesting of all of these shares in June 2002. As a result, we recorded $5 million of compensation expense in the 2002 second quarter.

         In September 1998, GTI's Board of Directors adopted an executive employee loan program and an executive employee stock purchase program. In the 2002 first quarter, the programs were closed. In the 2002 second quarter, all of the outstanding loans, an aggregate of $3 million, were repaid with shares of common stock, valued at the closing sale price on the date of repayment. Those shares were added to common stock held in treasury.

(3)      SEGMENT REPORTING

         We evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers of goods and services are not material.

         The following tables summarize financial information concerning our reportable segments.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                                    --------                        --------
                                                              2001           2002              2001           2002
                                                              ----           ----              ----           ----
                                                                                 (DOLLARS IN MILLIONS)
Net sales to external customers:
  Graphite Power Systems Division ..................         $137             $133             $273           $244
  Advanced Energy Technology Division ..............           34               28               69             55
                                                             ----             ----             ----           ----
     Consolidated net sales ........................         $171             $161             $342           $299
                                                             ====             ====             ====           ====

Gross profit:
  Graphite Power Systems Division ..................         $ 41             $ 30             $ 79           $ 55
  Advanced Energy Technology Division ..............           10                6               21             12
                                                             ----             ----             ----           ----
     Consolidated gross profit .....................         $ 51             $ 36             $100           $ 67
                                                             ====             ====             ====           ====

Depreciation and amortization:
  Graphite Power Systems Division ..................         $  8             $  6             $ 17           $ 12
  Advanced Energy Technology Division ..............            1                2                2              3
                                                             ----             ----             ----           ----
     Consolidated depreciation and amortization ....         $  9             $  8             $ 19           $ 15
                                                             ====             ====             ====           ====


4.       RESTRUCTURING AND IMPAIRMENT CHARGES

         In the 2002 second quarter, we recorded a $13 million ($8 million after tax) non-cash charge primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee, primarily due to a decline in demand and loss of market share. The primary end market for carbon electrodes is silicon metal, which remains very depressed in the U.S. where our main customer base is located. This non-cash charge also includes a $1 million impairment loss related to impairment of available-for-sale securities.

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

         In the 2001 third quarter, we recorded a $2 million restructuring charge and impairment loss on long-lived assets related to the restructuring and realignment of our businesses into our Advanced Energy Technology and Graphite Power Systems Divisions, the relocation of our corporate headquarters and the shutdown of our coal calcining operations located in Niagara Falls, New York. As part of the realignment, we centralized management functions of our Advanced Energy Technology Division in Cleveland, Ohio, and management functions of our

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Graphite Power Systems Division in Etoy, Switzerland. We relocated our corporate headquarters, consisting of approximately 10 employees, from Nashville, Tennessee, to Wilmington, Delaware. The relocation was substantially completed by the end of 2001. The charge includes severance and related benefits associated with a workforce reduction of 24 employees and impairment of leasehold improvement assets.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         The following table summarizes activity relating to the accrued expense in connection with the restructuring charges.

                                                                                     POST
                                                                PLANT SHUTDOWN    MONITORING
                                                SEVERANCE AND     AND RELATED    AND RELATED
                                                RELATED COSTS        COSTS           COSTS          TOTAL
                                                                    (DOLLARS IN MILLIONS)
BALANCE AT DECEMBER 31, 2000.............         $     13          $    9         $     4        $    26

Restructuring charges in 2001............                4               8               -             12
Payments in 2001.........................              (13)             (5)              -            (18)
Non-cash write-offs in 2001..............                -              (4)              -             (4)
Reclassification of on-site disposal and
    monitoring costs.....................                -               -              (4)            (4)
                                                    ------            ----           -----          -----
BALANCE AT DECEMBER 31, 2001.............         $      4          $    8         $     -        $    12

Restructuring charges in 2002............                5               -               -              5
Payments in 2002.........................               (3)              2               -             (1)
                                                    ------            ----           -----          -----
BALANCE AT JUNE 30, 2002.................         $      6          $   10         $     -        $    16
                                                   =======           ======         ======         ======

         The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

(5)      LONG-TERM DEBT AND LIQUIDITY

         The following table presents our long-term debt:

                                                                        DECEMBER 31,                 JUNE 30,
                                                                           2002                        2002
                                                                           ----                        ----
                                                                               (DOLLARS IN MILLIONS)
Senior Facilities:
     Tranche A euro facility............................              $         194              $          -
     Tranche A U.S. dollar facility.....................                         23                         -
     Tranche B U.S. dollar facility.....................                        313                       137
     Revolving credit facility..........................                         95                         -
                                                                         ----------                  --------
       Total Senior Facilities..........................                        625                       137
Swiss mortgage and other European debt..................                          6                         6
Senior Notes due 2012...................................                          -                       550
                                                                         ----------                  --------
     Total..............................................              $         631              $        693
                                                                         ==========                  ========

SENIOR NOTES

         On February 15, 2002, GrafTech Finance issued $400 million aggregate principal amount of Senior Notes. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002, at the rate of 10.25% per annum. The Senior Notes mature on February 15, 2012.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        In April 2002, we obtained consent from the holders of the Senior Notes issued in February 2002 to amend the Indenture so as to waive the requirement to use the gross proceeds from the issuance of up to $150 million aggregate principal amount of additional Senior Notes to make intercompany loans to our foreign subsidiaries. On April 30, 2002, we entered into a Supplemental Indenture.

         On May 6, 2002, GrafTech Finance issued $150 million aggregate principal amount of additional Senior Notes at a purchase price of 104.5% of principal amount, plus accrued interest from February 15, 2002, under the same Indenture pursuant to which it issued the Senior Notes in February 2002. The Senior Notes constitute one class of debt securities under the Indenture. The additional Senior Notes bear interest at the same rate and mature on the same date as the Senior Notes issued in February 2002. The $7 million premium received upon issuance of the additional Senior Notes was added to the principal amount of the Senior Notes shown on the Consolidated Balance Sheets and is amortized (as a credit to interest expense) over the term of the additional Senior Notes. As a result of our receipt of such premium, the effective annual interest rate on the additional Senior Notes is about 9.5%.

         On June 5, 2002, GrafTech Finance offered to exchange new registered Senior Notes (and related guarantees) that are substantially identical to the previously outstanding Senior Notes (and related guarantees), except that certain transfer restrictions and registration rights relating to the previously outstanding Senior Notes would not apply to the new registered Senior Notes (and related guarantees). All of the previously outstanding Senior Notes (and related guarantees) were exchanged under the exchange offer.

         Except as described below, GrafTech Finance may not redeem the Senior Notes prior to February 15, 2007. On or after that date, GrafTech Finance may redeem the Senior Notes, in whole or in part, at specified redemption prices beginning at 105.125% of the principal amount redeemed for the year commencing February 15, 2007 and reducing to 100% of the principal amount redeemed for the years commencing February 15, 2010, and thereafter, in each case plus accrued and unpaid interest to the redemption date.

         In addition, before February 15, 2005, GrafTech Finance is entitled at its option on one or more occasions to redeem Senior Notes (which includes additional Senior Notes, if any) in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the Senior Notes (which includes additional Senior Notes, if any) originally issued at a redemption price of 110.25% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more underwritten primary public offering of common stock of GTI pursuant to an effective registration statement under the Securities Act so long as:

     o at least 65% of such aggregate principal amount of Senior Notes (which includes additional Senior Notes, if any) remains outstanding immediately after each such redemption (other than Senior Notes held, directly or indirectly, by us); and

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     o each such redemption occurs within 60 days after the date of the related public offering.

         Upon the occurrence of a change of control, GrafTech Finance will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. For this purpose, a change in control occurs on:

     o the date on which any person beneficially owns more than 35% of the total voting power of GTI; or

     o the date on which individuals, who on the issuance date of the Senior Notes were directors of GTI (or individuals nominated or elected by a vote of 66 2/3% of such directors or directors previously so elected or nominated), cease to constitute a majority of GTI's Board of Directors then in office; or

     o the date on which a plan relating to the liquidation or dissolution of GTI is adopted; or

     o the date on which GTI merges or consolidates with or into another person or another person merges into GTI, or all or substantially all of GTI's assets are sold (determined on a consolidated basis), with certain specified exceptions; or

     o the date on which GTI ceases to own, directly or indirectly, all of the voting power of GrafTech Global, UCAR Carbon and GrafTech Finance.

         The Senior Notes rank senior to present and future subordinated debt and equally with present and future senior debt and obligations of GrafTech Finance. The Senior Notes are effectively subordinated to present and future secured debt and obligations of GrafTech Finance, to the extent of the value of the assets securing such debt and obligations, and are structurally subordinated to debt and obligations, including trade payables, of subsidiaries that are neither guarantors of the Senior Notes nor unsecured intercompany term note obligors.

         The Senior Notes have been guaranteed on a senior unsecured basis by GTI, GrafTech Global and UCAR Carbon and other U.S. subsidiaries holding a substantial majority of our U.S. assets, except that the guarantee by UCAR Carbon is secured as described below.

         Unsecured intercompany term notes in an aggregate principal amount equal to $420 million (based on currency exchange rates in effect at June 30, 2002) and guarantees of those unsecured intercompany term notes issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes equals $403 million, or about 73% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount of $17 million (based on currency exchange rates in effect at June 30, 2002), and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities and the holders of the Senior Notes) of GrafTech Finance, as their interests may appear. The Senior Notes contain provisions restricting, subject to certain exceptions, the pledge of those unsecured intercompany term notes to secure any debt or obligation unless they are equally and ratably pledged to secure the Senior Notes for so long as such other pledge continues in effect.

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

         In addition to the failure to pay principal and interest when due, or repurchase Senior Notes when required, events of default under the Senior Notes include: failure to comply with applicable covenants; failure to pay at maturity or upon acceleration of indebtedness exceeding $10 million; judgment defaults in excess of $10 million to the extent not covered by insurance; and certain events of bankruptcy.

         The Senior Notes contain provisions as to legal defeasance and covenant defeasance.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SENIOR FACILITIES

         The Senior Facilities consist of:

     o A Tranche A Facility providing for initial term loans of $137 million and of (euro)161 million (equivalent to $158 million based on currency exchange rates in effect at February 22, 2000) to GrafTech Finance. In October 2000, we converted $78 million of these loans from dollar-denominated to euro-denominated loans.

     o A Tranche B Facility providing for initial term loans of $350 million to GrafTech Finance.

     o A Revolving Facility providing for dollar and euro-denominated revolving and swingline loans to, and the issuance of dollar-denominated letters of credit for the account of, GrafTech Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed(euro)200 million ((euro)25 million of which can only be used to pay or secure payment of the fine assessed by the EU Competition Commission). The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $75 million (which $75 million is reduced by the amount of certain debt (excluding the Senior Notes) incurred by us that is not incurred under the Senior Facilities ($23 million of which debt was outstanding at June 30, 2002)).

         At June 30, 2002, after giving effect to the issuance of the Senior Notes in February and May 2002 and the application of the net proceeds therefrom:

     o    the term loans under the Tranche A Facility have been fully repaid;
          and

     o the principal amount of term loans outstanding under the Tranche B Facility is $137 million, all of the scheduled principal payments of which are due in 2007.

         We are generally required to make mandatory prepayments in the amount of:

     o Either 75% or 50% (depending on our net debt leverage ratio, which is the ratio of our net debt to our EBITDA) of excess cash flow. The obligation to make these prepayments, if any, arises after the end of each year with respect to adjusted excess cash flow during the prior year;

     o 100% of the net proceeds of certain asset sales or incurrence of certain indebtedness; and

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     o 50% of the net proceeds of the issuance of certain GTI equity securities.

         We may make voluntary prepayments under the Senior Facilities. There is no penalty or premium due in connection with prepayments (whether voluntary or mandatory).

         GrafTech Finance has made and may make secured and guaranteed intercompany loans of the net proceeds of borrowings under the Senior Facilities to GrafTech Global's subsidiaries. The obligations of GrafTech Finance under the Senior Facilities are secured, with certain exceptions, by first priority security interests in all of these intercompany loans (including the related security interests and guarantees). We used the proceeds from the issuance of the Senior Notes in February 2002 to finance the repayment of all of these intercompany loans which were outstanding at that time, except for intercompany revolving loans to UCAR Carbon and our Swiss subsidiary.

         GTI unconditionally and irrevocably guarantees the obligations of GrafTech Finance under the Senior Facilities. This guarantee is secured, with certain exceptions, by first priority security interests in all of the outstanding capital stock of GrafTech Global and GrafTech Finance, all of the intercompany debt owed to GTI and GTI's interest in the lawsuit initiated by us against our former parents.

         GTI, GrafTech Global and each of GrafTech Global's subsidiaries guarantees, with certain exceptions, the obligations of GrafTech Global's subsidiaries under the intercompany loans, except that our foreign subsidiaries do not guarantee the intercompany loan obligations of our U.S. subsidiaries.

         The obligations of GrafTech Global's subsidiaries under the intercompany loans as well as these guarantees are secured, with certain exceptions, by first priority security interests in substantially all of our assets, except that no more than 65% of the capital stock or other equity interests in our foreign subsidiaries held directly by our U.S. subsidiaries and no other foreign assets secure obligations or guarantees of our U.S. subsidiaries.

         The interest rate applicable to the Revolving Facility is, at our option, either euro LIBOR plus a margin ranging from 1.375% to 3.375% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.375% to 2.375% (depending on our leverage ratio). The interest rate applicable to the Tranche B Facility is, at our option, either euro LIBOR plus a margin ranging from 2.875% to 3.625% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.875% to 2.625% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by JP Morgan Chase Bank or the federal funds effective rate, plus 0.50%. GrafTech Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. At June 30, 2002, the interest rates on outstanding debt under the Senior Facilities were: Tranche B Facility, 5.5%. The weighted average interest rate on the Senior Facilities was 5.5% during the 2002 second quarter and 8.0% during the 2001 second quarter, and 5.6% during the 2002 first half and 8.4% during the 2001 first half.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Senior Facilities contain a number of significant covenants that, among other things, significantly restrict our ability to sell assets, incur additional debt, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into sale and lease back transactions, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make intercompany dividend payments to GTI, pay intercompany debt owed to GTI, engage in transactions with affiliates, pay dividends to stockholders of GTI or make other restricted payments and that otherwise significantly restrict corporate activities. In addition, we are required to comply with specified minimum interest coverage ratios and maximum net senior secured debt leverage ratios (which is the ratio of our net senior secured debt to our EBITDA), which become more restrictive over time, beginning September 30, 2003.

         Under the Senior Facilities, GTI is permitted to pay dividends on, and repurchase, common stock in an aggregate annual amount of $25 million, plus up to an additional $25 million if certain net debt leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000.

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

CERTAIN AMENDMENTS TO SENIOR FACILITIES

         In April 2001, the Senior Facilities were amended to, among other things, exclude certain expenses incurred in connection with the lawsuit initiated by us against our former parents (up to a maximum of $20 million, but not more than $3 million in any quarter) and certain charges and payments in connection with antitrust fines, settlements and expenses from the calculation of financial covenants. After giving effect to subsequent amendments to the Senior Facilities, payments within the $340 million charge recorded in 1997 are excluded from the calculation of financial covenants and charges over and above the $340 million charge are excluded from the calculation of financial covenants (until paid) up to a maximum of $75 million reduced by the amount of certain debt (other than the Senior Notes) incurred by us that is not incurred under the Senior Facilities ($23 million of which debt was outstanding at June 30, 2002). As a result, the fine assessed by the EU Competition Authority, as well as the additional $10 million charge recorded in July 2001 and any payments related to such fine (including payments within the $340 million charge), are excluded from such calculations.

         In July 2001, in connection with an underwritten public offering of common stock, the Senior Facilities were amended to, among other things, change our financial covenants so that they were less restrictive than would otherwise have been the case. In connection therewith, we

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



agreed that our investments in unrestricted subsidiaries after this amendment will be made in the form of secured loans, which will be pledged to secure the Senior Facilities, and the maximum amount of capital expenditures permitted under the Senior Facilities would be reduced in 2001 and 2002. We do not expect that our capital expenditures would exceed such maximums. In connection therewith, we paid an amendment fee of $2 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 25 basis points.

         In December 2001, the Senior Facilities were amended to, among other things, permit the corporate realignment of our subsidiaries. In connection therewith, we paid an amendment fee of $1 million.

         In February 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $400 million aggregate principal amount of Senior Notes. The amendment also changed the manner in which net debt and EBITDA are calculated to exclude any letter of credit issued to secure payment of the antitrust fine assessed against us by the EU Competition Commission. In addition, the amendment expanded our ability to make certain investments, including investments in Graftech, and eliminated provisions relating to a spin-off of Graftech. In connection therewith, we paid an amendment fee of $1 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by
37.5 basis points.

         In May 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $150 million aggregate principal amount of Senior Notes. In connection with this amendment, our maximum permitted leverage ratio was changed to measure the ratio of net senior secured debt to EBITDA as against new specified amounts. Our interest coverage ratio was also changed. We believe that these changed ratios provide us with greater flexibility. In addition, the amendment reduced the maximum amount available under the Revolving Facility to
(euro)200 million from (euro)250 million ((euro)25 million of which can only be used to pay or secure payment of the fine assessed by the EU Competition Commission) and reduced the basket for certain debt incurred by us that is not incurred under the Senior Facilities (excluding the Senior Notes) to $75 million from $130 million ($23 million of which debt was outstanding at June 30, 2002). In connection with the amendment and the consent, we paid fees and costs of $1 million.

         The net proceeds from the sale of the Senior Notes in February and May 2002 were applied to repay term loans under the Tranche A and B Facilities and reduce the outstanding balance under the Revolving Facility.

INTEREST RATE MANAGEMENT

         We implement interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities. In 2002 first half, we entered into two ten-year interest rate swaps for a total notional amount of $250 million to

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



effectively convert that amount of fixed rate debt to variable rate debt. These interest rate swaps are fair value swaps and are accounted for based on the short-cut method. These swaps reduced our interest expense in the 2002 second quarter by $1 million.

LEVERAGE

         We are highly leveraged and, as discussed in Note 7 on page 22, have substantial obligations in connection with antitrust investigations, lawsuits and claims (in respect of which we have an unfunded reserve totaling $101 million). We had total debt of $710 million and a stockholders' deficit of $348 million at June 30, 2002. A substantial portion of our debt has variable interest rates or has been effectively converted from a fixed rate obligation to a variable rate obligation pursuant to interest rate management initiatives. We typically discount or factor a portion of our accounts receivable. In the 2002 first half, certain of our subsidiaries sold receivables totaling $94 million. If we had not sold such receivables, our accounts receivable would have been about $47 million higher at June 30, 2002. In addition, if we are required to pay or issue a letter of credit to secure payment of the fine assessed by the EU Competition Authority pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under, or the letter of credit would constitute a borrowing under, the Revolving Facility. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent operating results.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

EXTRAORDINARY ITEM

         In May 2002, we recorded an extraordinary charge $1 million ($1 million after tax) for write-off of capitalized fees associated with the term loans under Tranche A and B Facilities repaid with the net proceeds from the issuance of Senior Notes.

         In February 2002, we recorded an extraordinary charge of $3 million ($2 million after tax) for write-off of capitalized fees associated with the term loans under Tranche A and B Facilities repaid with the net proceeds from the issuance of Senior Notes.

(6)      FINANCIAL INSTRUMENTS

         Certain of our subsidiaries sold receivables totaling $94 million in the 2002 first half and $119 million in the 2001 first half. None of the receivables sold were recorded on the Consolidated Balance Sheets at June 30, 2002 or December 31, 2001, respectively. If we had not sold such receivables, our accounts receivable would have been about $47 million higher at June 30, 2002.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. In March 2002, we were advised that it had, after holding a hearing, assessed a fine against us in the amount of 676 million KRW (approximately $560,000, based on currency exchange rates in effect on June 30, 2002). Five other graphite electrode producers were also fined by it in amounts ranging up to 4,396 million KRW (approximately $3.6 million based on currency exchange rates in effect on June 30, 2002). Our fine represented 0.5% of our graphite electrode sales in Korea during the relevant time period. In May 2002, we appealed the decision. In July 2002, the Korean antitrust authority affirmed its decision on appeal. We paid the fine, together with accrued interest, in August 2002.

         In January 2000, the antitrust enforcement authority of the European Union (the "EU COMPETITION AUTHORITY") issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated European antitrust law in connection with the sale of graphite electrodes. In July 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, it assessed a fine of (euro)50.4 million (about $50 million, based on currency exchange rates in effect at June 30, 2002) against us. Seven other graphite electrode producers were also fined, with fines ranging up to
(euro)80.2 million. From the initiation of its investigation, we have cooperated with the EU Competition Authority. It is the policy of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the court challenging the amount of the fine. Appeals of this type may take two years or longer to be decided and the fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with the EU Competition Authority regarding the appropriate form of

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



collateral security during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal with the court to waive the requirement for collateral security or to allow us to provide alternative security for payment. We cannot predict how or when the court would rule on such interim appeal.

         In the 2001 second quarter, we became aware that the Brazilian antitrust authority had requested written information from various steelmakers in Brazil. In April 2002, our Brazilian subsidiary received a request for information from that authority. We have provided that information.

         In May 2002, the antitrust authority of the European Union issued a statement of objections initiating proceedings against us and other producers of specialty graphite. The statement alleges that we and other producers violated European antitrust laws in connection with the sale of specialty graphite. As a result of our substantial cooperation to date and our intention to continue to cooperate, under the Notice of Non-Imposition or Reduction of Fines in Cartel Cases issued by the antitrust authority of the European Union, we believe that we will benefit from the maximum reduction possible (a 100% reduction) with the result that no fine will be payable.

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

ANTITRUST LAWSUITS

         Through June 30, 2002, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlement in connection with the sale of graphite electrodes. One of the settlements also covers the actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All settlement payments due have been timely made.

         In 1999, 2000 and 2002, we and other producers of graphite electrodes were served with four complaints commencing four separate civil antitrust lawsuits (the "FOREIGN CUSTOMER LAWSUITS"). The complaints were filed by an aggregate of 37 steelmakers and related parties, all but one of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs' claims. Appeals have been filed by the plaintiffs and the defendants with regard to these dismissals. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. The fourth complaint was filed in March 2002 and also names Mitsubishi Corporation as a defendant. We filed a motion to stay the lawsuit commenced by the fourth complaint pending the resolution of such appeals and such motion was granted in July 2002.

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

         In March 2002, we received notice that a complaint had been filed commencing a civil antitrust lawsuit (the "CARBON CATHODE LAWSUIT"). The complaint was filed by two producers of aluminum. One of our subsidiaries and other producers of carbon cathodes are named as defendants in the complaint. In the complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon cathodes and seek, among other things, an award of treble damages resulting from such alleged violations. We intend to vigorously defend against such lawsuit. The guilty pleas and decisions described above do not relate to carbon cathodes.

         The foreign customer lawsuits, two of the three carbon electrode lawsuits and the carbon cathode lawsuit are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against these remaining lawsuits as well as all threatened lawsuits

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



and possible unasserted claims. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims. It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

1997 AND 2001 SECOND QUARTER ANTITRUST EARNINGS CHARGES

         We recorded a pre-tax charge of $340 million against results of operations for 1997 and, as a result of the assessment of a fine by the EU Competition Authority, we recorded a pre-tax charge of an additional $10 million against results of operations for the 2001 second quarter, as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The aggregate reserve of $350 million is calculated on a basis net of, among other things, imputed interest on installment payments of the fine payable to the DOJ. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. In the aggregate (including the assessment of the fine by the EU Competition Authority and the additional $10 million charge), the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charge of $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at June 30, 2002, $350 million represents our estimate of these liabilities and expenses. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

         Through June 30, 2002, we have paid an aggregate of $249 million of fines and net settlement and expense payments and $14 million of imputed interest. At June 30, 2002, $101 million remained in the reserve. The balance of the reserve is available for the fine payable to the DOJ, the fine assessed by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments payable to the DOJ for imputed interest at June 30, 2002 was about $6 million.

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

LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS

         In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with our leveraged equity recapitalization in January 1995 were unlawful under the General Corporation Law of the State

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



of Delaware, that our former parents were unjustly enriched by receipts from their investments in us and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. The defendants have filed motions to dismiss this lawsuit and a motion to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. Oral hearings were held on those motions in the 2001 first and second quarters. We expect that a decision on those motions will be rendered by the end of September 2002. Through June 30, 2002, we had incurred about $4 million of legal expenses in connection with this lawsuit. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

(8)      OTHER TRANSACTIONS

         In January 2002, we announced a new major cost savings plan. The key elements of the 2002 plan include:

     o the rationalization of graphite electrode manufacturing capacity at our higher cost facilities, including the mothballing of our graphite electrode plant in Caserta, Italy, which was completed in the 2002 first quarter, and the incremental expansion of capacity at our lower cost facilities;

     o the redesign and implementation of changes in our U.S. benefit plans for active and retired employees;

     o the implementation of work process changes, including the consolidation and streamlining of order fulfillment, purchasing, finance and accounting, and human resource processes, along with the identification and implementation of outsourcing opportunities;

     o the implementation of additional plant and corporate overhead cost reductions; and

     o the corporate realignment of our subsidiaries, consistent with the operational realignment of our divisions, to generate significant tax savings, which was substantially completed in the 2002 first half.

         We intend to sell real estate, non-strategic businesses and certain other non-strategic assets over the next two years. These non-strategic businesses contributed net sales of about $25 million in 2001.

(9) FINANCIAL INFORMATION ABOUT THE PARENT, THE ISSUER, THE GUARANTORS AND THE SUBSIDIARIES WHOSE SECURITIES SECURE THE SENIOR NOTES AND RELATED GUARANTEES

         On February 15, 2002, GrafTech Finance (the "ISSUER") issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



of additional Senior Notes. The Senior Notes have been guaranteed on a senior basis by GTI (the "PARENT") and GrafTech Global, UCAR Carbon and other subsidiaries holding a substantial majority of our U.S. assets, which subsidiaries are UCAR International Holdings Inc., UCAR International Trading Inc., UCAR Carbon Technology LLC, UCAR Composites Inc. and UCAR Holdings III Inc. The guarantors (other than the Parent) are collectively called the "U.S. GUARANTORS." The guarantees of the U.S. Guarantors are unsecured, except that the guarantee of UCAR Carbon has been secured by a pledge of all of our shares of Graftech, but in no event will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes. All of the guarantees are full, unconditional and joint and several, and the Issuer, and each of the U.S. Guarantors are 100% owned by the Parent. Graftech and our other subsidiaries which are not guarantors are called the "NON-GUARANTORS." The following table sets forth condensed consolidating balance sheets at June 30, 2002 and December 31, 2001 and condensed consolidating statements of operations and cash flows for the six months ended June 30, 2002 and 2001 of the Parent, the Issuer, the U.S. Guarantors and the Non-Guarantors. Provisions in the Senior Facilities restrict the payment of dividends by our subsidiaries to the Parent. At June 30, 2002, retained earnings of our subsidiaries subject to such restrictions were approximately $462 million. Investments in subsidiary companies are recorded on the equity basis.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                AT JUNE 30, 2002

                                                                                     JUNE 30, 2002
                                                                                     -------------
                                                                                  U.S.         NON-
                                                     PARENT         ISSUER     GUARANTORS   GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                     ------         ------     ----------   ----------  ------------ ------------
                                                                                 (DOLLARS IN MILLIONS)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.....................   $     -     $        10   $         2  $       39    $        -    $     51
   Notes and accounts receivable.................         -             731           454         112        (1,180)        117
   Inventories:
       Raw materials and supplies................         -               -             3          39            (1)         41
       Work in process...........................         -               -            33          67             2         102
       Finished goods............................         -               -             8          22            (1)         29
                                                     ------      ----------    ----------   ---------     ---------     -------
                                                          -               -            44         128             -         172
   Prepaid expenses and deferred income taxes....         -               -            11          11            (1)         21
                                                     ------      ----------    ----------   ---------     ---------     -------
       Total current assets......................         -             741           511         290        (1,181)        361
                                                     ------      ----------    ----------   ---------     ---------     -------
 Property, plant and equipment...................         -               -           308         669            (5)        972
 Less:  accumulated depreciation.................         -               -          (266)       (404)          (14)       (684)
                                                     ------      ----------    ----------   ---------     ---------     -------
   Net fixed assets..............................         -               -            42         265           (19)        288
                                                     ------      ----------    ----------   ---------     ---------     -------
Deferred income taxes and other assets...........        50              29           (58)         83           116         220
                                                     ------      ----------    ----------   ---------     ---------     -------
   Total assets..................................   $    50     $       770   $       495 $       638    $   (1,084)  $     869
                                                     ======      ==========    ==========   =========     =========     =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable..............................   $     -     $        28   $        21  $       86    $      (29)  $     106
   Short-term debt...............................       419              10           200         527        (1,139)         17
   Accrued income and other taxes................       (21)              2            34          32             1          48
   Other accrued liabilities.....................         -               -            32          37           (10)         59
                                                     ------      ----------    ----------   ---------     ---------     -------
       Total current liabilities.................       398              40           287         682        (1,177)        230
                                                     ------      ----------    ----------   ---------     ---------     -------
Long-term debt...................................         -             694             -           6             -         700
Other long-term obligations......................         -               -           193          35             1         229
Deferred income taxes............................         -               -             1          31            (1)         31
Minority  stockholders'  equity  in  consolidated
  entities.......................................         -               -             -          27             -          27
Stockholders' equity (deficit)...................      (348)             36            14        (143)           93        (348)
                                                     ------      ----------    ----------   ---------     ---------     -------
   Total  liabilities  and  stockholders'  equity
     (deficit)...................................   $    50     $       770   $       495 $       638    $   (1,084)  $     869
                                                     ========    ==========    ==========   =========     =========     =======

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AT DECEMBER 31, 2001


                                                                                      DECEMBER 31, 2001
                                                                                      -----------------
                                                                                     U.S.         NON-
                                                          PARENT      ISSUER      GUARANTORS   GUARANTORS ELIMINATIONS  CONSOLIDATED
                                                          ------      ------      ----------   ---------- ------------  ------------
                                                                                    (DOLLARS IN MILLIONS)
ASSETS

   CURRENT ASSETS:
      Cash and cash equivalents.....................   $       -     $      16    $      8  $       14    $        -    $       38
      Notes and accounts receivable.................           -           885         442         365        (1,597)           95
      Inventories:
          Raw materials and supplies................           -             -           3          32            (2)           33
          Work in process...........................           -             -          45          66             -           111
          Finished goods............................           -             -           8          26            (1)           33
                                                        --------      --------     -------   ---------     ---------     ---------
                                                               -             -          56         124            (3)          177
      Prepaid expenses and deferred income taxes....           -             -           7           5             -            12
                                                        --------      --------     -------   ---------     ---------     ---------
          Total current assets......................           -           901         513         508        (1,600)          322
                                                        --------
    Property, plant and equipment...................           -             -         308         627            (4)          931
    Less:  accumulated depreciation.................           -             -        (256)       (394)            -          (650)
                                                        --------      --------     -------   ---------     ---------     ---------
      Net fixed assets..............................           -             -          52         233            (4)          281
                                                        --------      --------     -------   ---------     ---------     ---------
   Deferred income taxes and other assets...........          58            29         216          74          (183)          194
                                                        --------      --------     -------   ---------     ---------     ---------
      Total assets..................................   $      58     $     930    $    781 $       815    $   (1,787)  $       797
                                                        ========      ========     =======   =========     =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
      Accounts payable..............................   $       8     $      13    $     50  $       92    $      (62)  $       101
      Short-term debt...............................         397           274         407         450        (1,521)            7
      Accrued income and other taxes................         (15)            -          42          18             -            45
      Other accrued liabilities.....................           -             -          39          33           (15)           57
                                                        --------      --------     -------   ---------     ---------     ---------
          Total current liabilities.................         390           287         538         593        (1,598)          210
                                                        --------      --------     -------   ---------     ---------     ---------
   Long-term debt...................................           -           626           -          21           (16)          631
   Other long-term obligations......................           -             -         197          34             -           231
   Deferred income taxes............................           -             -           5          32            (5)           32
   Minority  stockholders'  equity  in  consolidated
     entities.......................................           -             -           -          23             2            25
   Stockholders' equity (deficit)...................        (332)           17          41         112          (170)         (332)
                                                        --------      --------     -------   ---------     ---------     ---------
      Total  liabilities  and  stockholders'  equity
        (deficit)...................................   $      58     $     930    $    781 $       815    $   (1,787)  $       797
                                                        ========      ========     =======   =========     =========     =========

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002


                                                                              THREE MONTHS ENDED JUNE 30, 2001
                                                                              --------------------------------
                                                                                      U.S.        NON-
                                                        PARENT         ISSUER      GUARANTORS  GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                        ------         ------      ----------  ----------  ------------ ------------
                                                                                     (DOLLARS IN MILLIONS)

Net sales...........................................   $       -     $       -    $      63  $      133    $      (35)  $       161
Cost of sales.......................................           -             -           52         103           (30)          125
                                                        --------      --------     --------   ---------     ---------     ---------
   Gross profit.....................................           -             -           11          30            (5)           36
R&D, SG&A, global realignment and related expenses,
   restructuring charge and impairment loss of
   long-lived and other assets, and other expenses..           5           (16)         (91)         19           113            30
Interest income.....................................           -           (12)          (6)          -            18             -
Interest expense....................................           6            16            4           9           (18)           17
                                                        --------      --------     --------   ---------     ---------     ---------
   Income (loss) before provision for income taxes..         (11)           12          104           2          (118)          (11)
Provision for (benefit from) income taxes...........          (4)            4          (13)          8             -            (5)
                                                        --------      --------     --------   ---------     ---------     ---------
   Income (loss) of consolidated entities...........          (7)            8          117          (6)         (118)           (6)
Minority stockholders' share of income..............           -             -            -           -             -             -
Equity in earnings of subsidiaries..................           -             -          124           -          (124)            -
                                                        --------      --------     --------   ---------     ---------     ---------
   Income (loss) before extraordinary item..........          (7)            8           (7)         (6)           (6)           (6)
Extraordinary item, net of tax......................           -             1            -           -             -             1
                                                        --------      --------     --------   ---------     ---------     ---------
      Net income (loss).............................   $      (7)    $       7   $       (7)$        (6)  $        (6)  $        (7)
                                                        ========      ========     ========   =========     =========     =========


                                                                              THREE MONTHS ENDED JUNE 30, 2001
                                                                              --------------------------------
                                                                                      U.S.        NON-
                                                        PARENT         ISSUER      GUARANTORS  GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                        ------         ------      ----------  ----------  ------------ ------------
                                                                                     (DOLLARS IN MILLIONS)

Net sales...........................................   $       -     $       -    $      63  $      139    $      (31)  $       171
Cost of sales.......................................           -             -           49          97           (26)          120
                                                        --------      --------     --------   ---------     ---------     ---------
   Gross profit.....................................           -             -           14          42            (5)           51
R&D, SG&A, global realignment and related expenses,
   restructuring charge and impairment loss of
   long-lived and other assets, and other expenses..           -            (1)         141          15           (65)           90
Interest income.....................................           -           (19)           -          (5)           24             -
Interest expense....................................           9            21            4           6           (24)           16
                                                        --------      --------     --------   ---------     ---------     ---------
   Income (loss) before provision for income taxes..          (9)           (1)        (131)         26            60           (55)
Provision for (benefit from) income taxes...........          (3)            -          (41)          6            22           (16)
                                                        --------      --------     --------   ---------     ---------     ---------
   Income (loss) of consolidated entities...........          (6)           (1)         (90)         20            38           (39)
Minority stockholders' share of income..............           -             -            -           -             -             -
Equity in earnings of subsidiaries..................          33             -          (58)          -            25             -
                                                        --------      --------     --------   ---------     ---------     ---------
      Net income (loss).............................   $     (39)    $      (1)  $      (32)$        20    $       13   $       (39)
                                                        ========      ========     ========   =========     =========     =========

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002


                                                                               SIX MONTHS ENDED JUNE 30, 2002
                                                                               ------------------------------
                                                                                      U.S.        NON-
                                                        PARENT         ISSUER      GUARANTORS  GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                        ------         ------      ----------  ----------  ------------ ------------
                                                                                     (DOLLARS IN MILLIONS)

Net sales...........................................   $       -     $       -    $     116  $      252    $      (69)  $       299
Cost of sales.......................................           -             -           97         195           (60)          232
                                                        --------      --------     --------   ---------     ---------     ---------
   Gross profit.....................................           -             -           19          57            (9)           67
R&D, SG&A, global realignment and related expenses,
   restructuring charge and impairment loss of
   long-lived and other assets, and other expenses..           5           (19)        (102)         39           131            54
Interest income.....................................           -           (24)         (12)         (4)           40             -
Interest expense....................................          12            32            9          17           (40)           30
                                                        --------      --------     --------   ---------     ---------     ---------
   Income (loss) before provision for income taxes..         (17)           11          124           5          (140)          (17)
Provision for (benefit from) income taxes...........          (6)            4          (25)         17             -           (10)
                                                        --------      --------     --------   ---------     ---------     ---------
   Income (loss) of consolidated entities...........         (11)            7          149         (12)         (140)           (7)
Minority stockholders' share of income..............           -             -            -           1             -             1
Equity in earnings of subsidiaries..................           -             -          153           -          (153)            -
                                                        --------      --------     --------   ---------     ---------     ---------
   Income (loss) before extraordinary item..........         (11)            7           (4)        (13)           13            (8)
Extraordinary item, net of tax......................           -             3            -           -             -             3
                                                        --------      --------     --------   ---------     ---------     ---------
      Net income (loss).............................   $     (11)    $       4   $       (4)$       (13)  $        13   $       (11)
                                                        ========      ========     ========   =========     =========     =========

                                                                               SIX MONTHS ENDED JUNE 30, 2001
                                                                               ------------------------------
                                                                                      U.S.        NON-
                                                        PARENT         ISSUER      GUARANTORS  GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                        ------         ------      ----------  ----------  ------------ ------------
                                                                                     (DOLLARS IN MILLIONS)

Net sales...........................................   $       -     $       -    $     131  $      278    $      (67)  $       342
Cost of sales.......................................           -             -          104         195           (57)          242
                                                        --------      --------     --------   ---------     ---------     ---------
   Gross profit.....................................           -             -           27          83           (10)          100
R&D, SG&A, global realignment and related expenses,
   restructuring charge and impairment loss of
   long-lived and other assets, and other expenses..           -            (1)         153          27           (65)          114
Interest income.....................................           -           (40)           -         (10)           50             -
Interest expense....................................          19            42           11          13           (50)           35
                                                        --------      --------     --------   ---------     ---------     ---------
   Income (loss) before provision for income taxes..         (19)           (1)        (137)         53            55           (49)
Provision for (benefit from) income taxes...........          (7)            -          (43)         14            22           (14)
                                                        --------      --------     --------   ---------     ---------     ---------
   Income (loss) of consolidated entities...........         (12)           (1)         (94)         39            33           (35)
Minority stockholders' share of income..............           -             -            -           1             -             1
Equity in earnings of subsidiaries..................          24             -          (71)          -            47             -
                                                        --------      --------     --------   ---------     ---------     ---------
      Net income (loss).............................   $     (36)    $      (1)  $      (23)$        38    $      (14)  $       (36)
                                                        ========      ========     ========   =========     =========     =========

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002



                                                                               SIX MONTHS ENDED JUNE 30, 2002
                                                                               ------------------------------
                                                                                      U.S.        NON-
                                                         PARENT         ISSUER     GUARANTORS  GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                         ------         ------     ----------  ----------  ------------ ------------
                                                                                     (DOLLARS IN MILLIONS)
Net cash provided by (used in) operating activities.   $     (23)    $      70   $      109  $     (243)  $        51   $       (36)
Net cash provided by (used in) investing activities.           -           133           92         255          (500)          (20)
Net cash provided by (used in) financing activities.          23          (209)        (207)         10           449            66
                                                        --------      --------     --------   ---------     ---------     ---------
Net increase (decrease) in cash and cash
   equivalents......................................           -            (6)          (6)         22             -            10
Effect of exchange rate changes on cash and cash
   equivalents......................................           -             -            -           3             -             3
Cash and cash equivalents at beginning of period....           -            16            8          14             -            38
                                                        --------      --------     --------   ---------     ---------     ---------
Cash and cash equivalents at end of period..........   $       -     $      10    $       2 $        39    $        -   $        51
                                                        ========      ========     ========   =========     =========     =========


                                                                               SIX MONTHS ENDED JUNE 30, 2002
                                                                               ------------------------------
                                                                                      U.S.        NON-
                                                         PARENT         ISSUER     GUARANTORS  GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                         ------         ------     ----------  ----------  ------------ ------------
                                                                                     (DOLLARS IN MILLIONS)


Net cash provided by (used in) operating activities.   $     (19)    $      (8)  $      (68) $       89    $        7   $         1
Net cash provided by (used in) investing activities.           -           (54)           8         (83)          122            (7)
Net cash provided by (used in) financing activities.          19            60           55         (10)         (129)           (5)
                                                        --------      --------     --------   ---------     ---------     ---------
Net increase in cash and cash equivalents...........           -            (2)          (5)         (4)            -           (11)
Effect of exchange rate changes on cash and cash
   equivalents......................................           -             -            -          (1)            -            (1)
Cash and cash equivalents at beginning of period....           -            31            7           9             -            47
                                                        --------      --------     --------   ---------     ---------     ---------
Cash and cash equivalents at end of period..........   $       -     $      29    $       2 $         4    $        -    $       35
                                                        ========      ========     ========   =========     =========     =========

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Unsecured intercompany term notes in an aggregate principal amount, at June 30, 2002, equal to $403 million (based on currency exchange rates in effect at June 30, 2002), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes.

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

(10)     OTHER (INCOME) EXPENSE, NET

         The following table presents an analysis of other (income) expense, net:

                                                        FOR THE SIX MONTHS ENDED
                                                               JUNE 30,
                                                               -------
                                                        2001                2002
                                                        ----                ----
Interest income..................................     $   (2)           $    (2)
Currency (gains) losses..........................         (1)               (20)
Bank fees........................................          1                  1
Loss on sale of accounts receivable..............          1                  1
Amortization of goodwill.........................          1                  -
(Gain) loss on sale of assets....................         (1)                 -
Legal liability reserve (other than antitrust
    investigations and related lawsuits and
    claims)......................................          -                  2
Other............................................          1                  2
                                                       -----              -----
    Total other (income) expense, net............   $      -            $   (16)
                                                       =====              =====

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


         We have intercompany loans between GrafTech Finance and some of our subsidiaries. Some of these loans are denominated in currencies other than the dollar and, accordingly, are subject to translation gains and losses due to changes in currency exchange rates. Some of these intercompany loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are reflected in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The remaining intercompany loans are expected to be repaid in the foreseeable future and, as a result, translation gains and losses on these loans are reflected in other (income) expense, net on the Consolidated Statement of Operations.

(11)     SUBSEQUENT EVENT

         On July 1, 2002, we amended our U.S. post-retirement medical coverage. Effective December 31, 2003, we will discontinue the Medicare supplement plan (for retirees 65 years or older or those eligible for Medicare benefits). This change will apply to all employees not covered by a collective bargaining agreement, all current retirees and those employees who retire while their current collective bargaining agreement is in effect. This change will reduce our net post-retirement medical benefit obligation by about $7 million.

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

         "GRAFTECH GLOBAL" refers to GrafTech Global Enterprises Inc. only. GrafTech Global is a direct, wholly owned subsidiary of GTI and the direct or indirect holding company for all of our operating subsidiaries. GrafTech Global is a guarantor of the Senior Notes. Prior to June 7, 2002, GrafTech Global Enterprises Inc. was named UCAR Global Enterprises Inc.

         "UCAR CARBON" refers to UCAR Carbon Company Inc. only. UCAR Carbon is our wholly owned subsidiary through which we conduct most of our U.S. operations. UCAR Carbon is a guarantor of the Senior Notes.

         "GRAFTECH FINANCE" refers to GrafTech Finance Inc. only. GrafTech Finance is a direct, wholly owned special purpose finance subsidiary of GTI and the borrower under our senior secured bank credit facilities (as amended, the "SENIOR FACILITIES"). GrafTech Finance is the issuer of our 10.25% senior notes due 2012 (the "SENIOR NOTES"). Prior to June 7, 2002, GrafTech Finance was named UCAR Finance Inc.

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

         "SUBSIDIARIES" refer to those companies which, at the relevant time, are or were majority owned or wholly owned directly or indirectly by GTI or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of GTI's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 2000 through June 30, 2002, except for:

     o    Carbone Savoie, which has been and is 70% owned; and

     o    Graftech, which was 100%, owned until it became 97.5% owned in June
          2001.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



Our 100% owned Brazilian cathode manufacturing operations were contributed to Carbone Savoie and, as a result, became 70% owned on March 31, 2001.

         "WE," "US" or "OUR" refers to GTI and its subsidiaries collectively or, if the context so requires, GTI, GrafTech Global or GrafTech Finance, individually.

PRESENTATION OF FINANCIAL, MARKET AND LEGAL DATA

         We present our financial information on a consolidated basis. This means that we consolidate financial information for all subsidiaries where our ownership is greater than 50%. We use the equity method to account for 50% or less owned entities (excluding less than 20% owned entities accounted for using the cost method), and we do not restate financial information for periods prior to the acquisition of subsidiaries. This means that the financial information for our consolidated subsidiaries is consolidated on each line of the Consolidated Financial Statements and the equity of the other minority owners is reflected on the lines entitled "minority stockholders' equity in consolidated entities" and "minority stockholders' share of income."

         Unless otherwise stated, when we refer to "EBITDA" we mean gross profit, less research and development expense, selling, administrative and other expenses, restructuring charges (credits), investigation, class action, lawsuit and claim expenses, global realignment and related expenses and other (income) expense, net, plus depreciation, amortization, inventory write-downs and that portion of restructuring charges (credits) applicable to non-cash asset write-offs. Compensation expense associated with stock grants and impairment losses on long-lived assets and securities held-for-sale are excluded from EBITDA. The amount of restructuring charges (credits) applicable to non-cash asset write-offs was a charge of $3 million in the 2001 first half and nil for the 2002 first half. We believe that EBITDA is generally accepted as providing useful information regarding a company's ability to incur and service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from continuing operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our method for calculating EBITDA may not be comparable to methods used by other companies and is not the same as the method for calculating EBITDA under the Senior Facilities or the Senior Notes. The method for calculating EBITDA under the Senior Facilities is not the same as it is under the Senior Notes.

         References to cost in the context of our low-cost supplier strategy do not include the impact of special or non-recurring charges or credits, such as those related to investigations, lawsuits or claims, restructurings, impairment losses, inventory write-downs or expenses incurred in connection with lawsuits initiated by us, or the impact of accounting changes.

         All cost savings and reductions relating to our 1998 enhanced global restructuring and rationalization plan are estimates based on a comparison, with respect to provision for income taxes, to costs in 1998 or, for all other costs, to costs in the 1998 fourth quarter (annualized). All cost savings and reductions relating to our new major cost savings plan announced in January 2002 are estimates or targets based on a comparison to costs in 2001 (and assuming no change in

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



currency exchange rates). For these purposes, in 2001, our average graphite electrode production cost per metric ton was $1,691, our annual overhead costs were $78 million and our effective income tax rate was 45% before taking into account the corporate realignment of our subsidiaries. Estimates and targets of savings in interest expense resulting from the 2002 plan do not give effect to the increase in interest expense resulting from the issuance of the Senior Notes.

         Neither any statement made in this Report nor any charge taken by us relating to any legal proceedings constitutes an admission as to any wrongdoing or liability.

         Unless otherwise specifically noted, market and market share data in this Report are our own estimates. Market data relating to the steel industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from publications by the International Iron and Steel Institute and other industry sources as well as assumptions made by us, based on such data and our knowledge of the industry, which we believe to be reasonable. Market data relating to the fuel cell power generation industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from publications by securities analysts relating to Ballard Power Systems Inc. ("BALLARD POWER SYSTEMS"), other industry sources and public filings, press releases and other public documents of Ballard Power Systems as well as assumptions made by us, based on such data and our knowledge of the industry, which we believe to be reasonable. Market and market share data relating to the graphite and carbon industry as well as cost information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of the industry, which we believe to be reasonable. Although we are not aware of any misstatements regarding any industry or market share data, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under "Risk Factors" and "Forward-Looking Statements" in this Report and the Annual Report. We cannot guarantee the accuracy or completeness of this data and have not independently verified it. We have not sought the consent of any of the sources mentioned above to the disclosure or use of data in this Report.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         We maintain a Web site at http://www.graftechinternational.com, our subsidiary Graftech maintains a Web site at http://www.graftech.com and our High Tech High Temp ("HT2") business unit maintains a Web site at http://www.HT2.com. The information contained on these Web sites is not part of this Report.

         Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2001, filed under GTI's former name, UCAR International Inc. (the "ANNUAL REPORT"), for background information on various risks and contingencies and other matters related to circumstances affecting us and our industry.

FORWARD LOOKING STATEMENTS AND RISKS

         This Report contains forward looking statements. In addition, from time to time, we or our representatives have made or may make forward looking statements orally or in writing. These include statements about such matters as: future production and sales of steel, aluminum, fuel cells, electronic devices and other products that incorporate our products or that are produced using our products; future prices and sales of and demand for graphite electrodes and our other products; future operational and financial performance of various businesses; strategic plans; impacts of regional and global economic conditions; restructuring, realignment, strategic alliance, supply chain, technology development and collaboration, investment, acquisition, joint venture, operating, integration, tax planning, rationalization, financial and capital projects; legal matters and related costs; consulting fees and related projects; potential offerings, sales and other actions regarding debt and equity securities of us and our subsidiaries; and future costs, working capital, revenue, business opportunities, values, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words "will," "may," "plan," "estimate," "project," "believe," "anticipate," "intend," "expect," "should," "target," "goal" and similar expressions identify some of these statements.

         Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

     o the possibility that global or regional economic conditions affecting our products may not improve or may worsen;

     o the possibility that anticipated additions to capacity for producing steel in electric arc furnaces, or announced or anticipated reductions in graphite electrode manufacturing capacity, may not occur;

     o the possibility that increased production of steel in electric arc furnaces or reductions in graphite electrode manufacturing capacity may not result in stable or increased demand for or prices or sales volume of graphite electrodes;

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



     o the possibility that economic or technological developments may adversely affect growth in the use of graphite cathodes in lieu of carbon cathodes in the aluminum smelting process;

     o the possibility of delays in or failure to achieve widespread commercialization of proton exchange membrane, or "PEM," fuel cells which use natural graphite materials and components and that manufacturers of PEM fuel cells may obtain those materials or components used in them from other sources;

     o the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management or other products;

     o the possibility of delays in meeting or failure to meet product development milestones or delays in expanding or failure to expand manufacturing capacity;

     o the possibility that we may unable to protect our intellectual property or may infringe the intellectual property rights of others;

     o the possibility that the lawsuit against our former parents initiated by us could be dismissed or settled, our theories of liabilities or damages could be rejected, material counterclaims could be asserted against us, legal expenses and distraction of management could be greater than anticipated, or unanticipated events or circumstances may occur;

     o the occurrence of unanticipated events or circumstances relating to antitrust investigations or lawsuits or to lawsuits initiated by us against our former parents;

     o the commencement of new investigations, lawsuits or claims relating to the same subject matter as the pending investigations, lawsuits or claims;

     o the possibility that expected cost savings from our various cost savings efforts may not be fully realized;

     o the occurrence of unanticipated events or circumstances relating to health, safety or environmental compliance or remediation obligations or labor relations;

     o the occurrence of unanticipated events or circumstances relating to strategic plans or relating to restructuring, realignment, strategic alliance, supply chain, technology development and collaboration, investment, acquisition, operating, tax planning, rationalization, financial or capital projects;

     o changes in interest or currency exchange rates, in competitive conditions or in inflation affecting our raw material, energy or other costs;

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



     o the possibility of our failure to satisfy conditions or milestones to our strategic alliances with Jilin, Pechiney, Ballard Power Systems, Conoco or others;

     o the possibility that changes in our financial performance may affect our compliance with financial covenants or the amount of funds available for borrowing under the Senior Facilities; and

     o other risks and uncertainties, including those described elsewhere or incorporated by reference in this Report.

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

         We are a global business, selling our products and engineering and technical services in more than 70 countries. We have 13 manufacturing facilities strategically located in Brazil, Mexico, South Africa, France, Spain, Russia and the U.S. Our customers include industry leaders such as Nucor Corporation and Arcelor in steel, Alcoa Inc. and Pechiney in aluminum, Ballard Power Systems in fuel cells, Intel Corporation in electronics, MEMC Electronic Materials, Inc. in semiconductors and The Boeing Company in transportation.

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

         To reflect our new emphasis on graphite and carbon technology, our new corporate vision, we changed the name of our parent public company to GrafTech International Ltd. in May 2002. Our new trading symbol on the NYSE is "GTI."

         We have realigned the corporate organizational structure of our foreign subsidiaries. As a result, most of the non-U.S. businesses of each of our two divisions are segregated into separate companies along divisional lines. In addition, because most of the operations, net sales and growth opportunities of our Graphite Power Systems Division are located outside the U.S., most of its operations are held by our Swiss subsidiary or its subsidiaries. Most of our

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



technology is held by our U.S. subsidiaries. We may in the future similarly realign the corporate organizational structure of our U.S. subsidiaries.

         As part of our new major cost savings plan announced in January 2002, we have used and are continuing to use opportunities created by this corporate organizational realignment to change our U.S. benefit plans, improve cash management, intellectual property management and corporate services delivery, reduce associated costs, reduce taxes and reallocate intercompany debt. This reallocation of intercompany debt better matches intercompany debt with cash flow from operations. Debt service on our intercompany debt provides an important source of funds to repay our debt to third parties, including the Senior Facilities and the Senior Notes.

OUR DIVISIONS

         Our Graphite Power Systems Division manufactures and delivers high quality graphite and carbon electrodes and cathodes and related services that are key components of the conductive power systems used to produce steel, aluminum and other non-ferrous metals. Graphite electrodes are consumed in the production of steel in electric arc furnaces, the steel making technology used by all "mini-mills." Mini-mills constitute the higher long-term growth sector of the steel industry. Graphite electrodes are also consumed in refining steel in ladle furnaces and in other smelting processes. Our graphite electrodes accounted for about 76% of this division's net sales during the 2002 first half. Carbon electrodes are used in the production of silicon metal, a raw material primarily used in the manufacture of aluminum. Graphite and carbon cathodes are used in aluminum smelting.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

         We are focused on leveraging our strengths to build the value of this division through the development and commercialization of our technologies into high-growth-potential markets. These strengths include:

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

         We filed 18 new patent applications during the 2002 second quarter and 29 during the 2002 first half. We received 6 new patents during the 2002 second quarter and 4 during the 2002 first quarter. The new patent filings primarily relate to fuel cell and electronic thermal management applications. In the 2002 second quarter, total patent application and patent application rights filings increased to more than 280 and total issued patents increased to 168.

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

     o the implementation of global work process changes, including the consolidation and streamlining of order fulfillment, purchasing, finance and accounting, and human resource processes, along with the identification and implementation of outsourcing opportunities, targeted for completion by the end of 2003;

     o the implementation of additional plant and corporate overhead cost reduction projects; and

     o the corporate realignment of our subsidiaries, consistent with the operational realignment of our businesses into two operating divisions, to generate significant tax savings.

         As part of the 2002 plan, we mothballed our graphite electrode manufacturing operations in Caserta, Italy during the 2002 first quarter, ahead of schedule. These operations had the capacity to manufacture 26,000 metric tons of graphite electrodes annually. After the shutdown of our graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee in the 2001 third quarter, these operations were our highest cost graphite electrode manufacturing operations. We expect to further incrementally expand graphite electrode manufacturing capacity at our facilities in Mexico, France and Spain over the next nine to twelve months. After the mothballing and incremental expansion, our total annual graphite electrode manufacturing capacity will remain about 210,000 metric tons. During the 2002 second quarter, we launched the expansion at our facility in Monterrey, Mexico, which will increase its capacity from about 40,000 metric tons to about 60,000 metric tons annually. We expect to complete this expansion during the 2003 first quarter.

         We have identified a number of additional plant and overhead cost reduction projects. One of the major projects is employee benefit plan redesign. We have redesigned and implemented changes in our retiree medical insurance plan and our U.S. retirement and savings plans for active and retired employees. These benefit plan changes resulted in annual cost savings of $2 million in 2001 and are expected to result in annual cost savings of more than $19 million in 2002 and thereafter. We expect that about half of the other plant and overhead cost reduction projects will be completed in 2002.

         The corporate realignment of our subsidiaries was substantially completed in the 2002 first half and resulted in substantial tax savings. As a result of the corporate realignment of our

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



subsidiaries, the effective income tax rate for 2002, excluding non-recurring charges or benefits associated with the corporate realignment of our subsidiaries, is expected to be about 35%.

         We intend to sell real estate, non-strategic businesses and certain other non-strategic assets over the next two years. We anticipate that the aggregate estimated pre-tax, cash proceeds from these sales will total $75 million by the end of 2003. These non-strategic businesses contributed net sales of about $25 million in 2001. We believe that satisfactory progress is being made on the planned asset sales and that successful completion of those asset sales will strengthen our balance sheet.

         We are targeting recurring annual cost savings of $80 million by the end of 2004. These savings are additive to those which we achieved by the end of 2001 under the 1998 plan that is now completed. The following table summarizes the targeted savings under the 2002 plan:

                     SUMMARY OF TARGETED ANNUAL COST SAVINGS

                                                                   YEAR ENDED DECEMBER 31,
                                                                    ----------------------
                                                                 2002        2003        2004      CUMULATIVE
                                                                 ----        ----        ----      ----------
                                                                   (PRE-TAX DOLLARS IN MILLIONS)
Cost of sales:
    Graphite Power Systems Division...................        $   24      $   43      $   43       $     110
    Advanced Energy Technology Division...............             4           4           4              12
                                                                ----        ----        ----         -------
       Total cost of sales............................            28          47          47             122

Overhead costs........................................             9          10          11              30
                                                                ----        ----        ----         -------
       Total cost of sales and overhead costs.........            37          57          58             152

Interest expense savings due to the 2002 plan.........             2           8          12              22

Tax expense...........................................             6          10          10              26
                                                                ----        ----        ----         -------

       Total savings..................................        $   45      $   75      $   80       $     200
                                                                ====        ====        ====         =======

         We achieved cost savings of about $2 million in the 2002 second quarter and about $9 million in the 2002 first half. While we expect increased cost savings during the 2002 second half as our operating levels improve, we also expect that targeted savings for 2002 will be realized over a longer period primarily due to recent changes in currency exchange rates, lower than expected graphite electrode production during the 2002 first half and the reintroduction of our global incentive programs during the 2002 first half. As a result, we expect that cost savings targets for 2002 will not be achieved until mid-2003. We remain confident that we will achieve the $80 million recurring annual cost savings target for 2004.

         We believe that the 2002 plan will:

     o further strengthen our position and our competitive advantage as a low cost supplier to the steel and other metals industries;

     o better enable us to largely maintain our gross profit margin and operating margin during the current global economic downturn;

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



     o rationalize our capacity to manufacture both higher value added "supersize" ultra-high power graphite electrodes as well as cost competitive high power small diameter graphite electrodes for ladle furnaces;

     o further improve our position to benefit, in terms of operations, earnings and cash flow from operations, from the expected cyclical recovery in electric arc furnace steel production; and

     o enable us to further reduce total debt, which should result in savings in interest expense (interest expense savings do not take into account higher interest expense resulting from the sale of the Senior Notes).

         We completed the mothballing of our Italian graphite electrode operations during the 2002 first quarter. As expected and previously announced, working capital requirements temporarily increased similar to what we experienced with the closure of our U.S. graphite electrode operations, and net debt levels increased during the 2002 first half as a result of these working capital needs and lower net sales of graphite electrodes, due to both seasonal factors and economic conditions.

         We believe that implementation of the 2002 plan will require about $20 million of cash exit costs, of which about $15 million has been recorded and expensed through June 30, 2002. Approximately $7 million of the $15 million has been paid through June 30, 2002. The 2002 plan resulted in about $29 million of non-cash restructuring charges and impairment losses on long-lived assets, of which about $24 million was recorded in the 2001 fourth quarter. In addition, in the 2002 first quarter, we recorded a $5 million restructuring charge that related primarily to the mothballing of our graphite electrode operations in Italy under the 2002 plan. This charge includes estimated pension, severance and other related employee benefit costs for 102 employees and other costs related to the mothballing. These costs are additive to the $3 million of cash exit costs and $58 million of non-cash restructuring charges and impairment losses on long-lived assets related to the shutdown of our graphite electrode manufacturing operations in Tennessee recorded in 2001.

         The mothballing of our graphite electrode operations in Italy will enable us to avoid annually an average of $2 million of otherwise necessary capital expenditures. We expect to make the planned incremental expansions of graphite electrode manufacturing capacity for capital expenditures of $15 million and complete such expansion within the next nine to twelve months.

         1998 PLAN. The key elements of our global restructuring and rationalization plan announced in September 1998 and enhanced in October 1999 included the shutdown of our graphite electrode manufacturing operations at our facilities in Canada and Germany and the downsizing of our graphite electrode manufacturing operations at our facilities in Russia.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



As a result of the 1998 plan and other cost savings initiatives, we have reduced our average graphite electrode production cost per metric ton by the end of 2001 by 15% since the 1998 fourth quarter.

         OTHER COST SAVINGS ACTIVITIES. Since 1998, we have initiated other cost savings activities. Some of these activities will continue while the 2002 plan is being implemented.

         We began to implement in 2000 and are continuing to implement a global business process rationalization and transformation initiative. Through June 30, 2002, our investment in the initiative included about $4 million of consulting fees and $3 million of capital expenditures, primarily for advanced planning and scheduling software and global treasury management systems. We believe that most of the future investment for this initiative will be funded from realized cost savings.

         We have evaluated every aspect of our supply chain and improved and continue to improve performance through realignment and standardization of supply chain processes and systems and improvement of interfaces with trading partners. We reduced inventory levels from 1998 by about 33%, or to about $180 million, by the end of 2001 and reduced our cash cycle time, as compared to 1998, by about 25% by the end of 2001.

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

         In the 2001 second quarter, we recorded a $58 million charge for restructuring and impairment loss on long-lived assets related to the shutdown of our graphite electrode manufacturing operations at our facilities in Clarksville and Columbia, Tennessee. In 2000, these operations were our highest cost graphite electrode manufacturing operations. We expect that the shutdown will result in total annual cost savings of $18 million and will enable us to avoid about $9 million in otherwise necessary capital expenditures. Certain of these cost savings were realized in 2001 and the balance are expected to be realized in 2002. The shutdown was completed on schedule near the end of the 2001 third quarter. We incrementally expanded graphite electrode manufacturing capacity at our facilities in Mexico, Spain and South Africa for a capital investment of about $3 million.

         In the 2001 third quarter, we recorded a $2 million charge for restructuring and impairment loss on long-lived assets related to the realignment of our businesses into our Advanced Energy Technology Division and Graphite Power Systems Division, the relocation of

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

         In the 2002 second quarter, we recorded a $13 million ($8 million after tax) non-cash charge primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee, primarily due to a decline in demand and loss of market share. The primary end market for carbon electrodes is silicon metal, which remains very depressed in the U.S. where our main customer base is located.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         Beginning in mid-2000, economic conditions began to weaken in North America, becoming more severe in the 2000 fourth quarter. Even with this weakening, worldwide electric arc furnace steel production was 285 million metric tons in 2000 (about 34% of total steel production).

         The economic weakening in North America continued and became more severe in 2001. This economic weakness was exacerbated by the impact on economic conditions of the terrorist acts in the U.S. in September 2001. More than 29 steel companies in the U.S. filed for protection under the U.S. Bankruptcy Code since January 1, 2000. Electric arc furnace steel production declined in 2001 as compared to 2000 by about 11% in the U.S.

         The economic weakness in North America adversely impacted Europe, Asia (except for China), Brazil and other regional economies, and this impact became more severe during 2001. Electric arc furnace steel production declined in 2001 as compared to 2000 by about 11% in Asia (excluding China) and 11% in Brazil. The decline of electric arc furnace steel production in Brazil was caused both by shortages of electricity brought on by a drought that reduced hydroelectric power generation (although allocations of electricity in response to the shortages have since been terminated) as well as by the weakening in global economic conditions. Brazil was also impacted by developing currency, debt and related economic crises in Brazil itself as well as in neighboring Argentina. Electric arc furnace steel production in China remained relatively stable.

         We believe that worldwide electric arc furnace steel production declined by about 2% in 2001 (to a total of about 279 million metric tons, about 33% of total steel production) as compared to 2000.

         These fluctuations in electric arc furnace steel production resulted in corresponding fluctuations (to a greater or lesser extent, depending on economic conditions affecting, and decisions by, electric arc furnace steel producers) in demand for graphite electrodes. We estimate that worldwide graphite electrode demand declined in 2001 as compared to 2000 by about 10%. Overall pricing worldwide was weak throughout most of this period. While we implemented increases in local currency selling prices of our graphite electrodes in 2000 and early 2001 in Europe, the Asia Pacific region, the Middle East and South Africa, we were not able to maintain all of these price increases.

         We have been experiencing intense competition in the graphite electrode industry. One of our U.S. competitors, The Carbide/Graphite Group, Inc., filed for protection under the U.S. Bankruptcy Code in October 2001. In order to seek to minimize our credit risks, we have reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unpaid trade receivables from steel companies in the U.S. that have filed for protection under the U.S. Bankruptcy Code since January 1, 2000 have aggregated only 1.4% of net sales of graphite electrodes in the U.S. during the same period. Our volume of graphite electrodes sold declined in 2001 as compared to 2000 by about 20% due primarily to the decline in electric arc furnace steel

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



production as well as our efforts to implement and maintain local currency selling price increases and our efforts to seek to minimize credit risks.

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

         We believe that this global economic weakness bottomed in the 2002 first half and that a modest recovery is occurring. Total global steel production increased in the 2002 first half as compared to the 2001 first half by about 4%. This increase was primarily due to an increase in production of about 24% in China, partially offset by declines in production of about 3% in Western Europe, 5% in the U.S. and 6% in Mexico. If this production level is maintained through the 2002 second half, total global steel production would set a new record. Electric arc furnace steel production increased in the 2002 first half as compared to the 2001 first half by about 1%. This increase was primarily due to an increase in production of about 5% in China, partially offset by a decline in production of about 3% in Europe. Electric arc furnace steel production remains weak in Asia (other than China) but has increased modestly in the U.S.

         In March 2002, President Bush announced his decision to impose tariffs, of up to 30% initially and declining thereafter over a three year period, on most imported steel as part of a broader plan to rescue the financially troubled steel industry in the U.S. There is a pending review of the tariffs by the World Trade Organization and several additional exemptions being considered by the Bush administration. We believe that the tariffs are having a modest positive impact on electric arc furnace steel production in the U.S. The change in steel shipments by steel service centers in the U.S. has begun to improve relative to the change in their inventories. While steel imported from Mexico is exempt from those tariffs, steel imported from Europe, Asia and Brazil is not exempt. Steel production in those regions has been adversely impacted by the tariffs. In addition, steel production in Brazil continues to be impacted by its own economic crises (although the debt restructuring recently approved by the World Bank may mitigate the impact of those crises). Further, import duties in China on both steel and graphite electrodes have declined as a result of the admission of China to the World Trade Organization. We cannot predict whether and to what extent these developments will impact our global business over the long-term.

         We believe that worldwide graphite electrode demand in the 2002 first half as compared to the 2001 first half was stable and as compared to the 2001 second half increased by about 3%. We also believe that graphite electrode pricing worldwide in the 2002 first half as compared to the 2001 fourth quarter declined about 7%, but bottomed in the 2002 second quarter. We believe that graphite electrode prices worldwide, in local selling currencies, in the 2002 second quarter

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



as compared to the 2002 first quarter increased by about 1% as price weakness in the U.S. and Asia was offset by a strengthening in Europe.

         We believe that business conditions for most of our products (other than cathodes) will remain challenging through 2002 and that a strong recovery in the steel, metals and transportation industries will not occur until the end of 2002, at the earliest. In particular, demand for carbon electrodes in the U.S. (where our main customer base is located) is still very depressed. Carbon electrodes are used in the production of silicon metal.

         We believe that the rebound we have experienced in graphite electrode demand from the extraordinarily low level in the beginning of the 2002 first quarter is primarily due to the modest improvement in conditions in the steel industry and an increase in our market share as we continue to implement our enterprise selling and other strategies. Our graphite electrode order book has strengthened significantly since the middle of the 2002 first quarter, and for the remainder of 2002 is now over 90% full. We announced, effective for new orders placed after July 15, 2002, an increase of $200 or (euro)200, as the case may be, in the price for our graphite electrodes sold in Europe, the Commonwealth of Independent States and the Middle East. During the third quarter, typically a lower volume quarter than the second quarter, particularly in Europe, we expect graphite electrode sales volume to be approximately 45,000 metric tons. We plan to continue to operate our plants at capacity to meet demand, which is expected to positively impact average electrode production cost per metric ton as compared to the 2002 first half. Our cathode order book is virtually full for the remainder of 2002 and into the beginning of 2003.

         In the Advanced Energy Technology Division, we currently have over 20 active component development programs for our electronic thermal management business, offering greater opportunity for the commercialization of our eGraf(TM) products to drive our future growth.

         We expect our cost savings to mitigate the impact on gross profit of pressure on net sales. We expect to achieve a graphite electrode production cost per metric ton of approximately $1,600 by the end of 2002 and $1,400 by the end of 2004. Although conditions are improving for graphite electrode price increases over the long-term, we do not expect worldwide graphite electrode prices to strengthen significantly in 2002. Under current global and regional economic conditions, we cannot assure you that we will have the same success in minimizing our credit risks in the future that we have had in the U.S. relating to sales of graphite electrodes in the past.

         We have implemented interest rate management initiatives to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. We entered into two ten-year interest rate swaps for a total notional amount of $250 million that effectively converted that amount of fixed rate debt to variable rate debt. We are targeting interest expense of $60 million for 2002, essentially the same as 2001.

         Our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in tax and fiscal policies by the U.S. and other governments, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism, and changes in global and regional economic conditions.

FINANCING TRANSACTIONS

         We believe that the offerings described below together with the repayment of term loans under the Senior Facilities, the reduction in the outstanding balance under our revolving credit facility and other amendments to the Senior Facilities have strengthened our balance sheet and enhanced our flexibility to implement our business strategies.

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

         The net proceeds from the offering completed in February 2002 were $387 million. The net proceeds (excluding accrued interest paid by the purchasers of the Senior Notes) from the offering completed in May 2002 were $151 million. We used all of these net proceeds to reduce the balance outstanding under our revolving credit facility and to repay term loans under the Senior Facilities. We paid approximately $13 million of debt issuance costs related to the Senior Notes sold in February 2002 and $6 million related to the Senior Notes sold in May 2002. These costs are being amortized over the term of the Senior Notes.

         The $7 million premium received upon issuance of the additional Senior Notes issued in May 2002 is classified as long-term liability on the Consolidated Balance Sheets and amortized (as a credit to interest expense) over the term of the additional Senior Notes. As a result of our receipt of such premium, the effective annual interest rate on the additional Senior Notes is about 9.5%.

         At June 30, 2002, after giving effect to the offerings, the application of the net proceeds and the corporate realignment of our subsidiaries, the Senior Facilities constituted $137 million of our total debt of $710 million, all of which $137 million was borrowings under term loans and all of the scheduled principal payments of which are term loans due in 2007.

         We obtained consent from the holders of the Senior Notes issued in February 2002 to amend the Indenture so as to waive the requirement to use the gross proceeds from the issuance of the additional Senior Notes issued in May 2002 to make intercompany loans to our foreign subsidiaries and, on April 30, 2002, entered into a Supplemental Indenture to give effect to such amendment.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         We recorded an extraordinary charge of $3 million ($2 million after tax) in the 2002 first quarter and an extraordinary charge of $1 million ($1 million after tax) in the 2002 second quarter for write-off of capitalized fees associated with the term loans under Senior Facilities repaid with the net proceeds from the issuance of the Senior Notes.

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

         2000 DEBT RECAPITALIZATION. In February 2000, we completed a debt recapitalization and obtained the Senior Facilities. The Senior Facilities consist of a six year term loan facility in the initial amount of $137 million and (euro)161 million, an eight year term loan facility in the initial amount of $350 million and a six year revolving credit facility in the initial maximum amount of (euro)250 million. The debt recapitalization lowered our average annual interest rate, extended the average maturities of our debt and replaced our financial and other covenants. In light of changes in conditions affecting our industry, changes in global and regional economic conditions, our recent financial performance and other factors, we closely monitor our compliance with those covenants.

         In the 2000 third quarter, pursuant to our debt recapitalization in February 2000, our Italian subsidiary entered into a (euro)17 million (about $15 million, based on currency exchange rates in effect at December 31, 2001) long-term debt arrangement with a third party lender. We also placed on deposit with the third party lender funds in the same amount, which secure the debt. Since we had the legal right to set-off, and the intent to do so, such amounts had been netted and were not reflected separately in the Consolidated Balance Sheets. In February 2002, in connection with the corporate realignment of our subsidiaries, we exercised our right of set-off and retired the debt arrangement.

         In April 2001, the Senior Facilities were amended to, among other things, exclude certain expenses incurred in connection with the lawsuit initiated by us against our former parents (up to a maximum of $20 million, but not more than $3 million in any quarter) and certain charges and payments in connection with antitrust fines, settlements and expenses from the calculation of financial covenants. After giving effect to subsequent amendments to the Senior Facilities, payments within the $340 million charge recorded in 1997 are excluded from the calculation of financial covenants and charges over and above the $340 million charge are excluded from the calculation of financial covenants (until paid) up to a maximum of $75 million, reduced by the amount of certain debt (other than the Senior Notes) incurred by us that is not incurred under the Senior Facilities ($23 million of which debt was outstanding at June 30, 2002). As a result, the fine assessed by the antitrust authority of the European Union, as well as the additional $10 million charge recorded in July 2001 and any payments related to such fine (including payments within the $340 million charge), are excluded from such calculations.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         In July 2001, in connection with the underwritten public offering of common stock, the Senior Facilities were amended to, among other things, change our financial covenants so that they were less restrictive than would otherwise have been the case. In connection therewith, we agreed that our investments in unrestricted subsidiaries after this amendment will be made in the form of secured loans, which will be pledged to secure the Senior Facilities, and that the maximum amount of capital expenditures permitted under the Senior Facilities would be reduced in 2001 and 2002. We do not expect that our capital expenditures would exceed such maximums. In connection therewith, we paid an amendment fee of $2 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 25 basis points.

         In December 2001, the Senior Facilities were amended to, among other things, permit the corporate realignment of our subsidiaries. In connection therewith, we paid an amendment fee of $1 million.

         In February 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $400 million aggregate principal amount of Senior Notes. In addition, our maximum permitted leverage ratio was substantially increased and our minimum required interest coverage ratio was substantially decreased. The amendment also changed the manner in which net debt and EBITDA are calculated to exclude any letter of credit issued to secure payment of the antitrust fine assessed against us by the antitrust authority of the European Union. In addition, the amendment expanded our ability to make certain investments, including investments in Graftech, and eliminated provisions relating to a spin-off of Graftech. In connection therewith, we paid an amendment fee of $1 million and the margin which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 37.5 basis points.

         In May 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $150 million aggregate principal amount of additional Senior Notes. In connection with this amendment, our maximum permitted leverage ratio was changed to measure the ratio of net senior secured debt to EBITDA as against new specified amounts. Our interest coverage ratio was also changed. We believe that these changed ratios will provide us with greater flexibility. In addition, the amendment reduced the maximum amount available under our revolving credit facility to (euro)200 million from (euro)250 million ((euro)25 million of which can only be used to pay or secure payment of the fine assessed by the antitrust authority of the European Union) and reduced the basket for certain debt incurred by us that is not incurred under the Senior Facilities (excluding the Senior Notes) to $75 million from $130 million ($23 million of which debt was outstanding at June 30, 2002). In connection therewith, we paid fees and costs of $1 million.

         The net proceeds from the sale of the Senior Notes in February and May 2002 were applied to repay term loans under the Senior Facilities and to reduce the outstanding balance under our revolving credit facility.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



LITIGATION AGAINST OUR FORMER PARENT COMPANIES INITIATED BY US

         In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with our leveraged equity recapitalization in January 1995 were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in GTI and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. Some of our claims provide for joint and several liability; however, damages from our various claims would not generally be additive to each other. The defendants have filed motions to dismiss this lawsuit and a motion to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. Oral hearings were held on those motions in the 2001 first and second quarters. We expect that a decision on those motions will be rendered by the end of September 2002. Litigation such as this lawsuit is complex. Complex litigation can be lengthy and expensive. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through June 30, 2002, we had incurred about $4 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

         In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. In March 2002, we were advised that it had, after holding a hearing, assessed a fine against us in the amount of 676 million KRW (approximately $560,000, based on currency exchange rates in effect on June 30, 2002). Five other graphite electrode producers were also fined by it in amounts ranging up to 4,396 million KRW (approximately $3.6 million, based on currency exchange rates in effect on June 30, 2002). Our fine, which represented 0.5% of our graphite electrode sales in Korea during the relevant time period and was the lowest fine as a percentage of sales imposed, reflected a substantial reduction as a result of our cooperation with that authority during its investigation. In May 2002, we appealed the decision. In July 2002, the Korean antitrust authority affirmed its decision on appeal. We paid the fine, together with accrued interest, in August 2002.

         In January 2000, the antitrust authority of the European Union issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleged that we and other producers violated European antitrust laws in connection with the sale of graphite electrodes. In July 2001, that authority issued its decision. Under the decision, it assessed a fine of (euro) 50.4 million ($50 million, based on currency exchange rates in effect at June 30, 2002) against GTI resulting from the role of our former management in a graphite electrode price fixing cartel. Seven other graphite electrode producers were also fined, with fines ranging up to (euro) 80.2 million. As a result of the assessment of the fine against us, we recorded a pre-tax charge of $10 million against results of operations in the 2001 second quarter as an additional reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. This decision has brought to a conclusion our last major antitrust liability. From the initiation of its investigation, we have cooperated with the antitrust authority of the European Union. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of that authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the court challenging the amount of the fine. The fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with that authority regarding the appropriate form of collateral security during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal to the court to waive the requirement for collateral security or to allow us to provide alternative security for payment. We cannot predict how or when the court would rule on such interim appeal.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         In the 2001 second quarter, we became aware that the Brazilian antitrust authority had requested written information from various steelmakers in Brazil. In April 2002, our Brazilian subsidiary received a request for information from that authority. We have provided that information.

         In May 2002, the antitrust authority of the European Union issued a statement of objections initiating proceedings against us and other producers of specialty graphite. The statement alleges that we and other producers violated European antitrust laws in connection with the sale of specialty graphite. As a result of our substantial cooperation to date and our intention to continue to cooperate, under the Notice on Non-Imposition or Reduction of Fines in Cartel Cases issued by the antitrust authority of the European Union, we believe that we will benefit from the maximum reduction possible (a 100% reduction) with the result that no fine will be payable.

         We are continuing to cooperate with the U.S., European and Canadian antitrust authorities in their continuing investigations of others. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by authorities in Brazil or other jurisdictions.

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

         Through June 30, 2002, we have paid an aggregate of $249 million of fines and net settlement and expense payments and $14 million of imputed interest. At June 30, 2002, $101 million remained in the reserve. The balance of the reserve is available for the balance of the fine payable by us to the U.S. Department of Justice (excluding imputed interest thereon), the fine assessed against us by the antitrust authority of the European Union and other matters. The aggregate amount of remaining committed payments payable to the U.S. Department of Justice for imputed interest at June 30, 2002 was about $6 million.

         We cannot assure you that remaining liabilities and expenses in connection with antitrust investigations, lawsuits and claims will not materially exceed the remaining uncommitted balance of the reserve or that the timing of payment thereof will not be sooner than anticipated. In the aggregate (including the assessment of the fine by the antitrust authority of the European Union and the additional $10 million charge), the fines and net settlements and expenses are within the amounts we used to evaluate the $350 million charge. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, $350 million represents our estimate of these liabilities and expenses. The guilty pleas and the decision by the antitrust

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



authority of the European Union make it more difficult to defend against other investigations, lawsuits and claims. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

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

         During the 2001 first half, the euro declined about 10%, the Brazilian real declined about 16% and the South African rand declined about 6%. During the 2002 first half, the South African rand and the euro strengthened about 15% and 11%, respectively, while the Brazilian real declined about 19%.

RESULTS OF OPERATIONS

         HIGHLIGHTS OF 2002 SECOND QUARTER AS COMPARED TO 2002 FIRST QUARTER. Net sales of $161 million in the 2002 second quarter represented a $23 million, or 17%, increase from net sales of $138 million in the 2002 first quarter. Gross profit of $36 million in the 2002 second quarter represented a $5 million, or 16%, increase from gross profit of $31 million in the 2002 first quarter. Gross margin was consistent at 22.5% of net sales in 2002 second quarter and 22.3% of net sales in 2002 first quarter. Earnings in the 2002 second quarter, before non-recurring charges and benefits, was net income of $3 million, or $0.05 per diluted share, and, after those charges and benefits, was a net loss of $7 million, or $0.14 per diluted share. Earnings in the 2002 first quarter, before non-recurring charges and benefits, was a net loss of $1 million, or $0.02 per diluted share, and, after those charges and benefits, was a net loss of $4 million, or $0.06 per diluted share. The following table summarizes the impact of those non-recurring charges and benefits.

                                                              THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                JUNE 30, 2002           MARCH 31, 2002
                                                                -------------           --------------
                                                                             (DOLLARS IN MILLIONS)
Net loss.............................................             $    (7)               $    (4)
   Non-recurring charges:
     Restructuring charges (including global
       realignment and related expenses) and
       impairment loss on long-lived and other
       assets, net of tax............................                   9                      6
     Extraordinary item, net of tax..................                   1                      2
   Non-recurring tax benefit related to legal and
     tax restructuring...............................                   -                     (5)
                                                                    -----                  ------
       Net income before non-recurring charges and
            benefits.....................................         $     3                $    (1)
                                                                   ======                 =======

         The legal and tax restructuring and global realignment mentioned in the preceding table and elsewhere in this Report are part of the corporate realignment of our subsidiaries. The tax benefits from the corporate realignment (which are referred to as tax benefits from legal and tax restructuring) have been recorded separately from expenses to implement the corporate realignment (which are referred to as global realignment and related expenses).

         GRAPHITE POWER SYSTEMS DIVISION. Net sales increased to $133 million in the 2002 second quarter from $111 million in the 2002 first quarter, primarily due to higher volume of graphite electrodes and cathodes sold. Volume for graphite electrodes sold increased 27% to 48,800 metric tons in 2002 second quarter from 38,500 metric tons in 2002 first quarter. The higher volume of graphite electrodes sold in 2002 second quarter contributed $21 million to net sales. Average sales revenue per metric ton of graphite electrodes in the 2002 second quarter was $2,095, a slight improvement over the average in the 2002 first quarter of $2,083. Of this increase of $12 per metric ton, changes in currency exchange rates resulted in an increase of $48 per metric ton, partially offset by a decline in average local currency selling prices of $36 per metric ton.

         Average graphite electrode production cost per metric ton in the 2002 second quarter increased to $1,666, about $28 higher than in the 2002 first quarter. The average was higher than anticipated primarily due to changes in currency exchange rates during the 2002 second quarter, which increased the average by about $32 from the 2002 first quarter and the impact of the sale of higher cost inventories associated with low operating levels in the 2002 first quarter. In the 2002 second half, the average is expected to decline by approximately 3-4% from the 2002 second quarter level.

         Gross profit in the 2002 second quarter was $30 million (22.5% of net sales), an increase of $5 million from gross profit in the 2002 first quarter of $25 million (22.3% of net sales).

         ADVANCED ENERGY TECHNOLOGY DIVISION. Net sales increased to $28 million in the 2002 second quarter from $27 million in the 2002 first quarter. Sales of advanced graphite and carbon

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



materials strengthened in the 2002 second quarter as compared to the 2002 first quarter. New product development and commercialization efforts continued to progress successfully. During the 2002 second quarter, this division launched the planned commercialization of new, advanced eGraf(TM) HiTherm thermal interface products designed to aid the cooling of chip sets and other heat generating components in computers, telecommunications equipment and other electronic devices. Tests conducted on the new product line and confirmed by customers, including IBM Corporation and Intel Corporation, indicate an approximately 40% improvement in thermal conductivity and 45% reduction in thermal resistance as compared to our first generation product line. Gross profit in the 2002 second quarter was $6 million (22.4% of net sales), virtually the same as in the 2002 first quarter.

         OTHER ITEMS. Selling, administrative and other expenses were $20 million in the 2002 second quarter as compared to $18 million in 2002 first quarter. The increase was primarily due to the reintroduction of our global incentive programs. In the 2002 second quarter, we also recorded a $5 million non-cash compensation charge associated with the accelerated vesting of a 2002 employee restricted stock grant. We recorded other income of $13 million for the 2002 second quarter, primarily due to a currency exchange gain on euro-denominated intercompany loan receivables that are expected to be repaid in the foreseeable future, partially offset by losses on currency forward and option contracts. Interest expense was $17 million in the 2002 second quarter, an increase of $4 million from the 2002 first quarter, due to an increase in average annual interest rates and average total debt outstanding. Those increases were primarily due to costs associated with the issuance of the Senior Notes and the fact that the Senior Notes bear interest at a higher rate than the term loans under the Senior Facilities that were repaid with the net proceeds therefrom. Our average total debt outstanding was $708 million in 2002 second quarter as compared to $668 million in 2002 first quarter. Our average annual interest rate was 9.1% in 2002 second quarter as compared to 7.6% in 2002 first quarter.

         NET DEBT AND WORKING CAPITAL. Net debt (total debt less cash, cash equivalents and short-term investments) decreased to $659 million at June 30, 2002 from $663 million at March 31, 2002. Total debt at June 30, 2002 was $710 million. Working capital improved by $20 million in 2002 second quarter primarily because of changes in our interest payment schedule. Interest is payable during the first and third quarters on the Senior Notes while interest was payable quarterly on the term loans under the Senior Facilities that were repaid with the net proceeds from the issuance of the Senior Notes. As a result, working capital benefited during the 2002 second quarter due to the reduction in interest payments. We have an interest payment of approximately $26 million due on the Senior Notes in August 2002. This change in our interest schedule is expected to introduce greater volatility in our working capital as measured on a quarterly basis (but not in total on an annual basis). In addition, in the 2002 second quarter, we incurred $6 million of cash costs associated with the issuance of Senior Notes in May 2002 and the related amendment of the Senior Facilities as compared to $14 million associated with the issuance of Senior Notes in February 2002 and the related amendment of the Senior Facilities. These costs were capitalized and will be amortized over the term of the Senior Notes.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001. Net sales of $161 million in the 2002 second quarter represented a $10 million, or 6%, decrease from net sales of $171 million in the 2001 second quarter, primarily due to the lower average local currency selling prices of graphite electrodes and lower net sales in our Advanced Energy Technology Division, partially offset by increased net sales of cathodes. Cost of sales of $125 million in the 2002 second quarter represented a $5 million, or 4%, increase from cost of sales of $120 million in the 2001 second quarter, primarily due to higher volume of graphite electrodes and cathodes sold. Gross profit of $36 million in the 2002 second quarter represented a $15 million, or 29%, decrease from gross profit of $51 million in the 2001 second quarter. Gross margin declined to 22.5% of net sales in 2002 second quarter from 29.9% in 2001 second quarter.

         GRAPHITE POWER SYSTEMS DIVISION. Net sales decreased to $133 million in the 2002 second quarter from $137 million in the 2001 second quarter, primarily due to lower average graphite electrode sales revenue per metric ton. Volume of graphite electrodes sold was 48,800 metric tons in the 2002 second quarter as compared to 46,000 metric tons in the 2001 second quarter. The higher volume of graphite electrodes sold represented an increase of $7 million in net sales. The increase was primarily a result of stronger demand for graphite electrodes in North America. Average sales revenue per metric ton of graphite electrodes in the 2002 second quarter was $2,095 as compared to the average in the 2001 second quarter of $2,367. The lower average sales revenue per metric ton represented a decrease of $13 million in net sales. Changes in currency exchange rates represented $2 million of the $13 million decrease in net sales of graphite electrodes. Net sales of cathodes increased in the 2002 second quarter by 32%, or $5 million, from the 2001 second quarter.

         Cost of sales increased to $103 million in the 2002 second quarter from $96 million in the 2001 second quarter. Average cost of sales per metric ton of graphite electrodes was $1,666 in the 2002 second quarter, virtually unchanged from $1,663 in the 2001 second quarter. Cost savings largely offset an increase of $60 per metric ton due to changes in currency exchange rates. Gross profit in the 2002 second quarter was $30 million (22.5% of net sales), a decrease from gross profit in the 2001 second quarter of $41 million (29.8% of net sales).

         ADVANCED ENERGY TECHNOLOGY DIVISION. Net sales decreased to $28 million in the 2002 second quarter from $34 million in the 2001 second quarter, primarily due to a decrease in the volume of refractories sold, lower technology sales and lower volume and prices of products sold to customers in the semiconductor and industrial sectors, particularly in Europe. New product development and commercialization efforts continued to progress successfully. Cost of sales was $22 million in the 2002 second quarter as compared to $24 million in the 2001 second quarter. Gross profit in the 2002 first quarter was $6 million (22.4% of net sales) as compared to gross profit in the 2001 second quarter of $10 million (31.2% of net sales).

         ITEMS AFFECTING US AS A WHOLE. Selling, administrative and other expenses were $20 million in the 2002 second quarter, an increase of $1 million from the 2001 second quarter. The increase was primarily due to the reintroduction of our global incentive programs and additional charges for potential bad debts. In addition, in June 2002, in recognition of, among other things,

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



extraordinary efforts by employees during difficult economic and business conditions without significant salary increases or cash bonuses due to the desire to preserve our cash resources, GTI's Board of Directors accelerated the vesting of 412,300 shares of restricted stock granted to employees in March 2002. The shares had been scheduled to vest in 2003 and 2004. The accelerated vesting resulted in a $5 million non-cash charge to compensation expense.

         In the 2002 second quarter, we recorded a $13 million ($8 million after tax) non-cash charge, primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee and a charge of $2 million related to the corporate realignment of our subsidiaries. In the 2001 second quarter, we recorded restructuring impairment and antitrust charges totaling $68 million, primarily related to our graphite electrode business.

         Other (income) expense, net was income of $13 million in the 2002 second quarter as compared to nil in the 2001 second quarter. This change was primarily associated with $16 million of currency exchange gains primarily associated with euro-denominated intercompany loan receivables that are expected to be repaid in the foreseeable future, net of $3 million of losses on currency forward and option contracts.

         Interest expense was $17 million in the 2002 second quarter as compared to $16 million in the 2001 second quarter. Average total debt outstanding was $708 million in the 2002 second quarter as compared to $703 million in the 2001 second quarter. The average annual interest rate was 9.1% in 2002 second quarter as compared to 8.0% in the 2001 second quarter. These average annual rates excluded inputed interest of the fine payable to the DOJ. The increase in the average annual interest rate was primarily due to the fact that the interest rate on the Senior Notes is higher than the interest rate on the term loans under the Senior Facilities repaid with the net proceeds therefrom.

         Provision for income taxes was a $5 million benefit in the 2002 second quarter as compared to a $16 million benefit in the 2001 second quarter. The effective income tax rate, before non-recurring charges, was 35% in the 2002 second quarter as compared to 48% in 2001 second quarter. The lower rate reflects the impact of our legal and tax restructuring.

         In the 2002 second quarter, we recorded an extraordinary item, net of tax, of $1 million in connection with the write-off of capitalized fees associated with term loans under the Senior Facilities repaid with the net proceeds from the issuance of the Senior Notes.

         As a result of the changes described above, net loss was $7 million in the 2002 second quarter as compared to net loss of $39 million in the 2001 second quarter. Net income per diluted share, before non-recurring charges, was $0.05 in the 2002 second quarter as compared to earnings per diluted share of $0.13 in the 2001 second quarter. Net loss per diluted share, after non-recurring charges, was $0.14 in the 2002 second quarter.

         SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001. Net sales of $299 million in the 2002 first half represented a $43 million, or 13%, decrease from net sales of $342 million in the 2001 first half. Gross profit of $67 million in the 2002 first half

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



represented a $33 million, or 33%, decrease from gross profit of $100 million in the 2001 first half. Gross margin declined to 22.4% of net sales in 2002 first half from 29.2% in 2001 first half. The decrease in net sales, gross profit and gross margin was primarily due to lower net sales of all products with the exception of cathodes, which had a 16% improvement in net sales.

         GRAPHITE POWER SYSTEMS DIVISION. Net sales decreased to $244 million in the 2002 first half from $273 million in the 2001 first half, primarily due to the lower volume of graphite electrodes sold and lower average graphite electrode sales revenue per metric ton. Volume of graphite electrodes sold was 87,300 metric tons in the 2002 first half as compared to 89,000 metric tons in the 2001 first half. The lower volume of graphite electrodes sold represented a decrease of $4 million in net sales. The decrease was primarily a result of a decline in North American electric arc furnace steel production, weaker demand in Europe and Russia, actions taken by us to manage credit risk and limited availability of finished graphite electrode inventories to meet increased demand in June 2002. Average sales revenue per metric ton of graphite electrodes in the 2002 first half was $2,090 as compared to the average in the 2001 first half of $2,392. The lower average sales revenue per metric ton represented a decrease of $26 million in net sales. Changes in currency exchange rates represented $8 million of the $26 million decrease.

         Cost of sales decreased to $189 million in the 2002 first half from $194 million in the 2001 first quarter. The decrease was primarily due to lower sales volumes. Average cost of sales per metric ton of graphite electrodes benefited from improved productivity, head-count reductions, plant cost reductions and lower maintenance spending as compared to the 2001 first half, partially offset by higher than anticipated graphite electrode production costs of approximately $2 million resulting from activities associated with the accelerated mothballing of our Italian graphite electrode plant and extensive furnace maintenance, which resulted in extended production down time, at our Brazilian graphite electrode plant in preparation for higher operating levels during the remainder of 2002. Average cost of sales per metric ton of graphite electrodes was $1,653 per metric ton in the 2002 first half, a decline of $63, or about 4%, as compared to the 2001 first half, despite lower operating levels and lower sales volumes. Low operating levels were due to both reductions in production in response to weakness in economic conditions that continued into the middle of the 2002 first quarter as well as reductions in production associated with the mothballing of our Italian graphite electrode plant as part of the 2002 plan and furnace maintenance at our Brazilian graphite electrode plant. Gross profit in the 2002 first half was $55 million (22.5% of net sales), a decrease from gross profit in the 2001 first half of $79 million (28.6% of net sales).

         ADVANCED ENERGY TECHNOLOGY DIVISION. Net sales decreased to $55 million in the 2002 first half from $69 million in the 2001 first half, primarily due to decreases in volume of refractories sold, in new business sales, in volume of flexible graphite sold for gasket applications due to lower demand from the automotive industry and in products sold to customers in the semiconductor and industrial sectors, particularly in Europe. We believe that the core businesses in this division bottomed during the 2002 first half. New product development and commercialization efforts continued to progress successfully. During the 2002

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



first half, IBM Corporation and Intel Corporation approved and purchased eGraf(TM) thermal interface products for computer, consumer electronic and telecommunication applications. Cost of sales was $42 million in the 2002 first half as compared to $48 million in the 2001 first half. The decrease was primarily due to the decreases in volumes sold. Gross profit in the 2002 first half was $12 million (22.3% of net sales) as compared to gross profit in the 2001 first half of $21 million (31.6% of net sales).

         ITEMS AFFECTING US AS A WHOLE. Selling, administrative and other expenses were $38 million in the 2002 first half, a decline of $2 million, or 5%, from 2001 first half. The decline was primarily due to a reduction in franchise and other non-income taxes and redesign of benefit plans. In the 2002 first half, we recorded a $5 million non-cash charge to compensation expense associated with the accelerated vesting of restricted stock.

         In the 2002 first half, we recorded a $13 million ($8 million after tax) non-cash charge primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee, a restructuring charge of $5 million related to the mothballing of our graphite electrode plant in Italy, and a charge of $3 million related to the corporate realignment of our subsidiaries. In the 2001 first half, we recorded restructuring, impairment and antitrust changes of $68 million, primarily related to our graphite electrode business. Other (income) expense, net was income of $16 million in the 2002 first half as compared to nil in the 2001 first half. This change was primarily associated with $20 million of currency exchange gains primarily associated with euro-denominated intercompany loan receivables that are expected to be repaid in the foreseeable future, net of $9 million of losses on currency forward and option contracts.

         Interest expense was $30 million in the 2002 first half, a decrease of $5 million from the 2001 first half. The decrease resulted from lower average debt outstanding. Average total debt outstanding was $688 million in the 2002 first half as compared to $716 million in the 2001 first half. The average annual interest rate was 8.5% in 2002 first half as compared to 8.4% in the 2001 first half. These average annual rates excluded imputed interest of the fine payable to the DOJ. The increase in the average annual interest rate was primarily due to the fact that the interest rate on the Senior Notes is higher than the interest rate on the term loans under the Senior Facilities repaid with the net proceeds therefrom.

         Provision for income taxes was a $17 million benefit in the 2002 first half as compared to a $49 million benefit in the 2001 first half. Excluding the benefit of $6 million, which was related to the corporate realignment of our subsidiaries, the provision for income taxes for the 2002 first half would have been $11 million. No tax benefit was provided on the restructuring charge and impairment loss on long-lived and other assets of $6 million related to the mothballing of our graphite electrode plant in Italy.

         The effective income tax rate, before non-recurring charges, was 35% in the 2002 first half as compared to 45% in 2001 first half. The lower rate reflects the impact of our legal and tax restructuring.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         In the 2002 first half, we recorded an extraordinary item, net of tax, of $3 million in connection with the write-off of capitalized fees associated with the term loans under the Senior Facilities repaid with the net proceeds from the issuance of the Senior Notes.

         As a result of the changes described above, net loss was $11 million in the 2002 first half as compared to net loss of $36 million in the 2001 first half. Net loss per diluted share was $0.20 in the 2002 first half as compared net loss per diluted share of $0.80 in the 2001 first half.

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

         We are highly leveraged and have substantial obligations in connection with antitrust investigations, lawsuits and claims (in respect of which we have an unfunded reserve totaling $101 million). We had total debt of $710 million and a stockholders' deficit of $348 million at June 30, 2002 as compared to total debt of $638 million and a stockholders' deficit of $332 million at December 31, 2001. A substantial portion of our debt has variable interest rates or has been effectively converted from a fixed rate obligation to a variable rate obligation pursuant to interest rate management initiatives. We typically discount or factor a portion of our accounts receivable. In the 2002 first half, certain of our subsidiaries sold receivables totaling $94 million. If we had not sold such receivables, our accounts receivable would have been about $47 million higher at June 30, 2002. In addition, if we are required to pay or issue a letter of credit to secure payment of the fine assessed by the antitrust authority of the European Union pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under (or secured by a letter of credit that would constitute a borrowing under) our revolving credit facility. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent operating results. The following tables summarize our long-term contractual obligations and other commercial commitments at June 30, 2002.

                  SUMMARY OF LONG-TERM CONTRACTUAL OBLIGATIONS
                        AND OTHER COMMERCIAL COMMITMENTS

                                                                                PAYMENTS DUE BY PERIOD
                                                                                ----------------------
                                                                       LESS
                                                                       THAN 1      1-3          4-5      AFTER 5
                                                            TOTAL      YEAR       YEARS        YEARS      YEARS
                                                            -----      ------     -----        -----      -----
                                                                           (DOLLARS IN MILLIONS)
          CONTRACTUAL AND OTHER OBLIGATIONS
          ---------------------------------
  Long-term debt......................................    $      693 $       -  $     1     $      1   $     691
  Operating leases....................................            11         4        6            1           -
  Unconditional purchase obligations..................            62         7       18           20          17
                                                           ---------  --------   ------     --------   ---------
     Total contractual obligations....................           766        11       25           22         708
  Liabilities and expenses associated with antitrust
     investigations and related lawsuits and claims...            99         3       80           16           -
  Postretirement, pension and related benefits........           109        11       51           16          31
  Other long-term obligations.........................            21         3        5            2          11
                                                           ---------  --------   ------     --------   ---------
     Total contractual and other obligations..........    $      995 $      28  $   161    $      56   $     750
                                                           =========  ========   ======     ========   =========


                                                                     AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                                                     -----------------------------------------
                                                                       LESS
                                                                      THAN 1       1-3          4-5      AFTER 5
                                                            TOTAL      YEAR       YEARS        YEARS      YEARS
                                                            -----      ----       -----        -----      -----
                                                                           (DOLLARS IN MILLIONS)
             OTHER COMMERCIAL COMMITMENTS
             ----------------------------
  Lines of credit.....................................    $    11   $    11     $     -    $       -   $       -
  Letters of credit...................................         13        13           -            -           -
  Guarantees..........................................         27         -           -            -          27
                                                           ------    ------      ------     --------    --------
    Total other commercial commitments................    $    52   $    25     $     -    $       -   $      27
                                                           ======    ======      ======     ========    ========

         The first preceding table includes the fine of (euro)50.4 million (about $50 million based on currency exchange rates in effect at June 30, 2002) assessed against us by the antitrust authority of the European Union under the column captioned "payments due in 1-3 years" on the line entitled "liabilities and expenses associated with antitrust investigations and related lawsuits and claims." It is the policy of that authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding such payment terms. We have also filed an appeal to the court challenging the amount of the fine. Although we cannot predict how or when the court would rule on the appeal, appeals of this type may take two years or longer to be decided. While we cannot assure you that such will be the case, we believe that amount of the fine will be impacted by the appeal and that, after such ruling, we will be permitted to pay the fine over an extended period.

         The second preceding table includes a line "lines of credit." These are local lines of credit established by our foreign subsidiaries for working capital purposes and are not part of our revolving credit facility.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         Cash and cash equivalents were $51 million at June 30, 2002 as compared to $38 million at December 31, 2001. Net debt (which is total debt, net of cash, cash equivalents and short-term investments) was $659 million at June 30, 2002 as compared to $660 million at June 30, 2001.

         As a result of our high leverage and substantial obligations in connection with antitrust investigations, lawsuits and claims, changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, we have placed high priority on efforts to manage cash and reduce debt.

         CASH FLOW AND PLANS TO MANAGE LIQUIDITY. For at least the past five years, we have had positive annual cash flow from operations, excluding cash used for capital expenditures and payments in connection with restructurings and investigations, lawsuits and claims. Typically, the first quarter of each year results in neutral or negative cash flow from operations (before such exclusions) due to various factors. These factors include customer order patterns, customer buy-ins in advance of annual price increases, fluctuations in working capital requirements and payment of variable compensation with respect to the immediately preceding year. Typically, the other three quarters result in significant positive cash flow from operations (before deducting such exclusions). The third quarter tends to produce relatively less positive cash flow primarily as a result of scheduled plant shutdowns by our customers for vacations. Following a recovery in the steel and other metals and transportation industries, we believe that our cash flow would follow this historical pattern. Prior to 2000, our cash flow from operations (before such exclusions) in the first and third quarters was adversely impacted by the semi-annual interest payments on our previously outstanding senior subordinated notes. The second and fourth quarters correspondingly benefited from the absence of interest payments on such notes. We expect the semi-annual interest payments on the Senior Notes to have a similar impact.

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

         As described above, we are dependent on our revolving credit facility and continuing compliance with the financial covenants under the Senior Facilities for liquidity. The Senior Facilities require us to, among other things, comply with specified minimum interest coverage and maximum net senior secured debt leverage ratios that become more restrictive over time. At June 30, 2002, we were in compliance with the financial covenants under the Senior Facilities. If we were to believe that we would not continue to comply with such covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. There can be no assurance that we would be able to obtain such waiver or amendment on acceptable terms or at all.

         While our revolving credit facility provides for maximum borrowings of up to (euro)200 million ($198 million, based on currency exchange rates in effect at June 30, 2002), our ability to borrow under this facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted under the Senior Facilities. In addition, (euro)25 million of the (euro)200 million is reserved exclusively for use to pay or secure payment of the fine assessed by the antitrust authority of the European Union. At June 30, 2002, we had full availability under our revolving credit facility and the outstanding balance thereunder was nil. In addition, payment of the fine or issuance of a letter of credit to secure payment of the fine assessed by the antitrust authority of the European Union would significantly reduce remaining funds available under our revolving credit facility for operating and other purposes.

         We believe that the long-term fundamentals of our business continue to be sound. Accordingly, although we cannot assure you that such will be the case, we believe that, based on our expected cash flow from operations, our expected resolution of our remaining obligations in connection with antitrust investigations, lawsuits and claims, and our existing capital resources, and taking into account our efforts to reduce costs and working capital needs, improve efficiencies and product quality, generate growth and earnings and maximize funds available to meet our debt service and other obligations, we will be able to manage our working capital and cash flow to permit us to service our debt and meet our obligations when due.

         CASH FLOW FROM OPERATING ACTIVITIES. Cash flow used in operating activities was $36 million in the 2002 first half as compared to cash flow provided by operating activities of $1 million in the 2001 first half. The decreased generation of cash flow of $37 million resulted primarily from a $33 million decline in gross profit. Working capital was a use of cash of $25 million in the 2002 first half as compared to $21 million in the 2001 first half. The benefit from an increase in accounts receivable, a decrease in accounts payable and a reduction in restructuring payments and fines and net settlements and expenses in connection with antitrust investigations and related lawsuits and claims were largely offset by an increase in inventories in anticipation of higher sales volumes in the 2002 second half. Careful management of credit risk allowed us to avoid significant accounts receivable losses in light of the poor financial condition of many of our potential and existing customers. In light of current global and regional economic conditions, we cannot assure that we will not be materially adversely affected by accounts receivable losses in the future.

         CASH FLOW FROM INVESTING ACTIVITIES. We used $20 million of cash flow for investing activities during the 2002 first half as compared to $7 million during the 2001 first half. This increase of $13 million was primarily due to higher capital expenditures for expansion in the 2002 first half as compared to a reduced level of capital expenditures in the 2001 first half to preserve cash resources.

         CASH FLOW FROM FINANCING ACTIVITIES. Cash flow provided by financing activities was $66 million in the 2002 first half as compared to cash flow used for financing activities of $5 million in the 2001 first half. The increase was primarily due to additional borrowings in the 2002 first half to fund working capital needs and $20 million in cash costs associated with the issuance of the Senior Notes in February and May 2002. During the 2001 first half, we received $9 million from an additional minority investment in connection with the broadening of our strategic alliance in the cathode business with Pechiney. During the 2002 first half, we completed private offerings of $550 million aggregate principal amount of Senior Notes. Net proceeds (excluding accrued interest paid by the purchasers) were $538 million, all of which were used to repay term loans under the Senior Facilities and reduce the outstanding balance under our revolving credit facility.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for financial statements issued for fiscal years beginning after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We are currently evaluating the impact of SFAS No. 146 on our consolidated financial position and results of operations.

         In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002 and all other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment thereto, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We are currently evaluating the impact of the provisions of SFAS No. 145 relating to SFAS No. 4 on our consolidated financial position and results of operations. The provisions of SFAS No. 145 relating to SFAS No. 13 and the other provisions of SFAS No. 145, excluding the provisions relating to SFAS No. 4, did not have a significant impact on our consolidated financial position or results of operations.

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

         In July 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," both of which are effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations, goodwill and intangible assets. We adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our consolidated financial position or results of operations, except that we no longer amortize goodwill. Goodwill amortization was $1 million in the 2001 first half.

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

         We implement interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. Our exposure to changes in interest rates results primarily from floating rate long-term debt (or derivatives that effectively convert fixed rate debt to variable rate debt) tied to LIBOR or euro LIBOR. We enter into agreements with financial institutions, which are intended to limit, or cap, our exposure to the incurrence of additional interest expense with respect to a portion of such debt (or derivatives) due to increases in variable interest rates. At June 30, 2002, we had entered into two ten-year interest rate swap for a total notional amount of $250 million to effectively convert that amount of fixed rate debt to variable rate debt. These interest rate swaps are fair value swaps and are accounted for based on the short-cut method. Fees related to these agreements or swaps are charged to interest expense over the term of relevant agreement or swap.

         We have intercompany loans between GrafTech Finance and some of our subsidiaries. Some of these loans are denominated in currencies other than the dollar and, accordingly, are subject to translation gains and losses due to changes in currency exchange rates. Some of these intercompany loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are reflected in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The remaining intercompany loans are expected to be repaid in

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



the foreseeable future and, as a result, translation gains and losses are reflected in other (income) expense, net on the Consolidated Statement of Operations.

         In addition to these intercompany loans, our exposure to changes in currency exchange rates results primarily from:

     o investments in our foreign subsidiaries and in our share of the earnings of those subsidiaries, which are denominated in local currencies;

     o raw material purchases made by our foreign subsidiaries in a currency other than their local currencies; and

     o export sales made by our subsidiaries in a currency other than their local currencies.

         When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. We held contracts for the purpose of hedging against these risks with an aggregate notional amount of about $37 million at December 31, 2001 and $24 million at June 30, 2002. All of our contracts mature within one year. All of our contracts are marked-to-market monthly and, accordingly, transaction gains and losses are reflected in other (income) expenses, net in the Consolidated Statements of Operations. Unrealized gains and losses on our outstanding contracts were nil at December 31, 2001 and a $7 million loss at June 30, 2002.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


                            ITEM 1. LEGAL PROCEEDINGS

ANTITRUST INVESTIGATIONS

         In April 1998, pursuant to a plea agreement between the Antitrust Division of the U.S. Department of Justice (the "DOJ") and GTI, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The payments due in 1998, 1999 and 2000 were timely made. The plea agreement was approved by the U.S. District Court for the Eastern District of Pennsylvania (the "DISTRICT COURT") and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. In January 2001, at our request, the due date of each of the remaining three payments was deferred by one year and, at our request, in January 2002, the payment schedule for the $60 million unpaid balance outstanding at that time was revised to require a $2.5 million payment in April 2002 (which was paid), a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million, through January 2007. Beginning in 2004, the DOJ may ask the District Court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. In January 2002, the statutory rate of interest was 2.13% per annum. Accrued interest will be payable together with each quarterly payment. The revised payment schedule has been approved by the District Court. All payments due have been timely paid.

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

         In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. In March 2002, we were advised that the Korean antitrust authority, after holding a hearing on this matter, assessed a fine against us in the amount of 676 million KRW (approximately $560,000, based on currency exchange rates in effect on June 30, 2002). Five other graphite electrode producers were also fined by the Korean antitrust authority in amounts ranging up to 4,396 million KRW (approximately $3.6 million, based on currency exchange rates in effect on June 30, 2002). Our fine, which represented 0.5% of our graphite electrode sales in Korea during the relevant time period and was the lowest fine as a percentage of sales imposed by the Korean antitrust authority, reflected a substantial reduction as a result of our cooperation with that authority during its investigation. In May 2002, we appealed the

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



decision. In July 2002, the Korean antitrust authority affirmed its decision on appeal. We paid the fine, together with accrued interest, in August 2002.

         In January 2000, the Directorate General-Competition of the Commission of the European Communities, the antitrust enforcement authority of the European Union (the "EU COMPETITION AUTHORITY"), issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. On July 18, 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed a fine of (euro)50.4 million (about $50 million, based on exchange rates in effect at June 30, 2002) against us. Seven other graphite electrode producers were also fined under the decision, with fines ranging up to
(euro)80.2 million. From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms with the EU Competition Authority. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the Court of First Instance of the European Communities in Luxembourg challenging the amount of the fine. Appeals of this type may take two years or longer to be decided and the fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with the EU Competition Authority regarding the appropriate form of collateral security during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal to the Court to waive the requirement for collateral security or to allow us to provide alternative security for payment. We cannot predict how or when the Court would rule on such interim appeal.

         In the 2001 second quarter, we became aware that the Brazilian antitrust authority had requested written information from various steelmakers in Brazil. In April 2002, our Brazilian subsidiary received a request for information from that authority. We have provided that information.

         In May 2002, the antitrust authority of the European Union issued a statement of objections initiating proceedings against us and other producers of specialty graphite. The statement alleges that we and other producers violated European antitrust laws in connection with the sale of specialty graphite. As a result of our substantial cooperation to date and our intention to continue to cooperate, under the Notice of Non-Imposition or Reduction of Fines in Cartel Cases issued by the antitrust authority of the European Union, we believe that we will benefit from the maximum reduction possible (a 100% reduction) with the result that no fine will be payable.

         Except as described above, the antitrust investigations against us in the U.S., Canada, the European Union, Japan and Korea have been resolved. We are continuing to cooperate with the DOJ and the Canadian Competition Bureau in their continuing investigations of others. In

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

ANTITRUST LAWSUITS

         Through June 30, 2002, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes. One of the settlements also covers the actual and respective potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All settlement payments due thereunder have been timely made.

         In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the District Court. In March 2002, we were served with another complaint commencing a separate civil antitrust lawsuit in the District Court. These lawsuits are collectively called the "FOREIGN CUSTOMER LAWSUITS". The first complaint, entitled FERROMIN INTERNATIONAL TRADE CORPORATION, ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP NEW ZEALAND LTD. ET AL. V. UCAR INTERNATIONAL INC., ET AL. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled SAUDI IRON AND STEEL COMPANY V. UCAR INTERNATIONAL INC., ET al., was filed by a steelmaker who is located outside the U.S. The fourth complaint, entitled ARBED, S.A., ET AL. V. MITSUBISHI CORPORATION, ET AL., was filed by 5 steelmakers, all of whom were located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June 2001, our motions to dismiss the first and second complaints were

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



granted with respect to substantially all of the plaintiffs' claims. Appeals have been filed by the plaintiffs and the defendants with the Third Circuit Court of Appeals with regard to these dismissals. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. We have filed a motion to stay the lawsuit commenced by the fourth complaint pending resolution of appeals in the other foreign customer lawsuits and such motion was granted in July 2002.

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

         In March 2002, we received notice that a complaint had been filed commencing a civil antitrust lawsuit in the U.S. District Court for the District of Oregon entitled NORTHWEST ALUMINUM COMPANY, ET AL. VS. VAW ALUMINUM A.G., ET AL (the "CARBON CATHODE LAWSUIT"). The complaint was filed by two producers of aluminum. Our subsidiary, Carbone Savoie, is named as a defendant in the complaint, but has not been served with the complaint. Other producers of carbon cathodes are also named as defendants in the complaint. In the complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon cathodes and seek, among other things, an award of treble damages resulting from such alleged violations. We intend to vigorously defend against such lawsuit. The guilty pleas and decisions described above do not relate to carbon cathodes.

         The foreign customer lawsuits, two of the three carbon electrode lawsuits and the carbon cathode lawsuit are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against these remaining lawsuits as well as all threatened lawsuits and possible unasserted claims. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims. It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

1997 AND 2001 SECOND QUARTER ANTITRUST EARNINGS CHARGES

         We recorded a pre-tax charge of $340 million against results of operations for 1997 and, as a result of the assessment of a fine by the EU Competition Authority, we recorded a pre-tax

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



charge of an additional $10 million against results of operations for the 2001 second quarter, as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The aggregate reserve of $350 million is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. In the aggregate (including the assessment of the fine by the EU Competition Authority and the additional $10 million charge), the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charge of $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at June 30, 2002, $350 million represents our estimate of these liabilities and expenses. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

         Through June 30, 2002, we have paid an aggregate of $249 million of fines and net settlement and expense payments and $14 million of imputed interest. At June 30, 2002, $101 million remained in the reserve. The balance of the reserve is available for the fine payable to the DOJ (excluding imputed interest thereon), the fine assessed by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments payable to the DOJ for imputed interest at June 30, 2002 was about $9 million.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

         The defendants have filed motions to dismiss this lawsuit and a motion to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. Oral hearings were held on those motions in the 2001 first and second quarters. We expect that a decision on those motions will be rendered by the end of September 2002.

         We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through June 30, 2002, we had incurred about $4 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 1, 2002, GTI's Board of Directors granted 412,300 shares of restricted stock to more than 175 management employees, including executive officers, pursuant to various employee incentive compensation plans. The issuance of the shares granted was registered pursuant to various registration statements previously filed under the Securities Act of 1933. On June 28, 2002, GTI's Board of Directors accelerated the vesting of all of those shares of restricted stock. Those shares may be freely resold at any time and from time to time by employees. In the case of employees who are deemed to be affiliates of the Company (i.e., executive officers), any such resale may be made pursuant to a registration statement previously filed under the Securities Act of 1933. It is expected that approximately 123,690 of the shares will be resold to cover income and other taxes associated with the restricted stock and required to be withheld from or otherwise paid by the employee.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 7, 2002, GTI held its annual meeting of stockholders in Wilmington, Delaware.

      The stockholders elected directors, and the shares present at the meeting were voted for or withheld from each nominee, as follows:

                                  NUMBER OF        PERCENTAGE       NUMBER OF
                                   SHARES           OF VOTES          SHARES
NAME OF DIRECTOR                  CAST FOR          CAST FOR         WITHHELD
----------------                  --------          --------         --------

R. Eugene Cartledge                 49,355,602         98.52            739,334
Mary B. Cranston                    49,026,132         97.87          1,068,804
John R. Hall                        49,351,173         98.52            743,763
Thomas Marshall                     48,913,511         97.64          1,181,425
Ferrell P. McClean                  49,491,618         98.80            603,318
Michael C. Nahl                     48,922,178         97.66          1,172,758
Gilbert E. Playford                 49,366,600         98.55            728,336

      The stockholders voted on a proposal to change the name of our public parent company from UCAR International Inc. to GrafTech International Ltd. The proposal was approved and the name change became effective May 7, 2002. The shares present at the meeting were voted on the proposal as follows:

  NUMBER OF         PERCENTAGE OF   NUMBER OF SHARES     NUMBER OF
SHARES CAST FOR    SHARES CAST FOR    CAST AGAINST   SHARES ABSTAINING
---------------    ---------------    ------------   -----------------

  49,965,954            99.74            104,916           24,066


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

      The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBIT
     ------                         ----------------------

     4.5 Amendment No. 2 to Rights Agreement among GrafTech International Ltd. and ComputerShare Investor Services LLC dated as of May 21, 2002.

     10.30 Letter amending Employment and Restricted Stock Agreements between GrafTech International Ltd. and Gilbert E. Playford dated as of July 22, 2002.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES




(B)      REPORTS ON FORM 8-K

      The following Reports on Form 8-K were filed during the quarter ended June 30, 2002:

         (i) Report on Form 8-K dated April 23, 2002 as filed by UCAR International Inc., filing a press release dated April 23, 2002 announcing the launching of a solicitation for consents of holders of its outstanding senior notes to permit the issuance of up to an additional $150 million of senior notes. No financial statements were filed.

         (ii) Report on Form 8-K dated May 1, 2002 as filed by UCAR International Inc., filing a press release dated May 1, 2002 announcing preliminary 2002 first quarter results. No financial statements were filed.

         (iii) Report on Form 8-K dated May 1, 2002 as filed by UCAR International Inc., filing a press release dated May 1, 2002 announcing the private offering of additional senior notes of UCAR Finance Inc. No financial statements were filed.

         (iv) Report on Form 8-K dated May 2, 2002 as filed by UCAR International Inc., filing a press release dated May 1, 2002 announcing the pricing of the private offering of $150 million aggregate principal amount of additional senior notes of UCAR Finance Inc. No financial statements were filed.

         (v) Report on Form 8-K dated May 7, 2002 as filed by UCAR International Inc., filing a press release dated May 6, 2002 announcing the closing of the private offering of $150 million aggregate principal amount of additional senior notes of UCAR Finance Inc. No financial statements were filed.

         (vi) Report on Form 8-K dated May 7, 2002 as filed by GrafTech International Ltd., filing a press release dated May 7, 2002 announcing the change of UCAR International Inc.'s corporate name to GrafTech International Ltd. No financial statements were filed.

         (vii) Report on Form 8-K dated May 9, 2002 as filed by GrafTech International Ltd., filing a press release dated May 8, 2002 announcing 2002 first quarter results. Summary financial information for the quarter ended March 31, 2002 was filed.

         (viii) Report on Form 8-K dated May 24, 2002 as filed by GrafTech International Ltd., filing a press release dated May 23, 2002 announcing key commercial approvals of its eGraf(TM) thermal interface products. No financial statements were filed.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GRAFTECH INTERNATIONAL LTD.


Date:  August 13, 2002         By:  /S/ CORRADO F. DE GASPERIS
                                    --------------------------------------------
                                    Corrado F. De Gasperis
                                    VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                    AND CHIEF INFORMATION OFFICER
                                    (PRINCIPAL ACCOUNTING OFFICER)

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



                                INDEX TO EXHIBITS
     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBIT
     ------                         ----------------------

     4.5 Amendment No. 2 to Rights Agreement among GrafTech International Ltd. and ComputerShare Investor Services LLC dated as of May 21, 2002.

     10.30 Letter amending Employment and Restricted Stock Agreements between GrafTech International Ltd. and Gilbert E. Playford dated as of July 22, 2002.