Form 10-Q
period 2002-09-30
GRAFTECH INTERNATIONAL LTD
filed 2002-11-15
CIK 931148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(MARK ONE)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       ............. TO ............

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes  [ X ]    No [   ]

As of September 30, 2002, 56,135,459 shares of common stock, par value $.01 per share, were outstanding.

================================================================================


                                                   TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

       Consolidated Balance Sheets at December 31, 2001 and September 30, 2002
           (unaudited)................................................................................. Page 3

       Consolidated Statements of Operations for the Three Months and Nine
           Months ended September 30, 2001 (unaudited) and 2002 (unaudited)............................ Page 4

       Consolidated Statements of Cash Flows for the Nine Months ended
           September 30, 2001 (unaudited) and 2002 (unaudited)......................................... Page 5

       Consolidated Statement of Stockholders' Deficit for the Nine Months ended
           September 30, 2002 (unaudited).............................................................. Page 6

       Notes to Consolidated Financial Statements...................................................... Page 7

INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1.................................................... Page 39

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS................................................................... Page 44

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................... Page 77

ITEM 4. CONTROLS AND PROCEDURES........................................................................ Page 78

PART II.   OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS.............................................................................. Page 79

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................................................... Page 85

SIGNATURE.............................................................................................. Page 86

CERTIFICATIONS......................................................................................... Page 87

EXHIBIT INDEX.......................................................................................... Page 91




                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          ------------------------------

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)

                                                                                                    December 31,     September 30,
                                            ASSETS                                                      2001             2002
                                                                                                        ----             ----
                                                                                                                     (Unaudited)
                                                                                                                     -----------
CURRENT ASSETS:
    Cash and cash equivalents.............................................................          $         38  $             18
    Notes and accounts receivable.........................................................                    95               103
    Inventories:
      Raw materials and supplies..........................................................                    33                38
      Work in process.....................................................................                   111                98
      Finished goods......................................................................                    33                31
                                                                                                     -----------   ---------------
                                                                                                             177               167
    Prepaid expenses and deferred income taxes............................................                    12                16
                                                                                                     -----------   ---------------
      Total current assets................................................................                   322               304
                                                                                                     -----------    --------------
Property, plant and equipment.............................................................                   931               963
Less:  accumulated depreciation...........................................................                   650               677
                                                                                                     -----------    --------------
      Net fixed assets....................................................................                   281               286
                                                                                                     -----------    --------------
Deferred income taxes.....................................................................                   140               169
Goodwill..................................................................................                    17                14
Other assets..............................................................................                    37                53
                                                                                                     -----------    --------------
      Total assets........................................................................          $        797  $            826
                                                                                                     ===========    ==============
                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable......................................................................          $        101  $             75
    Short-term debt.......................................................................                     7                15
    Accrued income and other taxes........................................................                    45                30
    Other accrued liabilities.............................................................                    57                63
                                                                                                     -----------    --------------
Total current liabilities.................................................................                   210               183
Long-term debt:
      Long-term debt due after one year...................................................                   631               706
      Fair value of hedged debt obligations...............................................                     -                 7
      Unamortized bond premium............................................................                     -                 7
                                                                                                     -----------    --------------
               Total long-term debt.......................................................                   631               720
                                                                                                     -----------    --------------
Other long-term obligations...............................................................                   231               226
Deferred income taxes.....................................................................                    32                32
Minority stockholders' equity in consolidated entities....................................                    25                28
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, par value $.01, 10,000,000 shares authorized, none issued............                     -                 -
    Common stock, par value $.01, 100,000,000 shares authorized, 58,532,209 shares issued at December 31, 2001, 59,104,398 shares issued at September  30,
       2002...............................................................................                     1                 1
    Additional paid-in capital............................................................                   629               636
    Accumulated other comprehensive loss..................................................                  (269)             (288)
    Retained deficit......................................................................                  (602)             (618)
    Less:  cost of common stock held in treasury, 2,322,412 shares at December
         31, 2001, 2,542,539 shares at September 30, 2002.................................                   (85)              (88)
    Less:  common stock held in employee benefits trust, 426,400 shares at December
         31, 2001 and September 30, 2002..................................................                    (6)               (6)
                                                                                                     -----------    --------------
    Total stockholders' deficit...........................................................                  (332)             (363)
                                                                                                     -----------    --------------
    Total liabilities and stockholders' deficit...........................................          $        797  $            826
                                                                                                     ===========    ==============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                 PART I (CONT'D)
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (Unaudited)


                                                                            Three Months                      Nine Months
                                                                        Ended September 30,               Ended September 30,
                                                                        ------------------                ------------------
                                                                      2001              2002            2001              2002
                                                                      ----              ----            ----              ----


Net sales............................................          $       157       $       154     $       499       $       453
Cost of sales........................................                  114               120             356               352
                                                                ----------        ----------      ----------        ----------
     Gross profit....................................                   43                34             143               101
Research and development.............................                    3                 3               9                 9
Selling, administrative and other expenses...........                   19                20              59                58
Compensation expense - stock grant...................                    -                 -               -                 5
Global realignment and related expenses..............                    -                 -               -                 3
Restructuring charge and impairment loss of long-
     lived and other assets..........................                    -                 1              58                19
Antitrust investigations and related lawsuits
     and claims......................................                    -                 -              10                 -
Other (income) expense, net..........................                   (1)                2              (1)              (14)
Interest expense.....................................                   14                15              49                45
                                                                ----------       -----------      ----------        ----------
                                                                        35                41             184               125
     Income (loss) before provisions (benefits) for
          income taxes, minority interest and
          extraordinary items........................                    8                (7)            (41)              (24)
Provision for (benefit from) income taxes............                    3                (3)            (11)              (13)
                                                                ----------        ----------      ----------        ----------
     Income (loss) of consolidated entities before
           minority interest and extraordinary items.                    5                (4)            (30)              (11)
Less: minority stockholders' share of income.........                    1                 1               2                 2
                                                                ----------        ----------      ----------        ----------
       Income (loss) before extraordinary items......                    4                (5)            (32)              (13)
Extraordinary items, net of tax......................                    -                 -               -                 3
                                                                ----------        ----------      ----------        ----------
     Net income (loss)...............................          $         4    $           (5)  $         (32)   $          (16)
                                                                ==========        ==========      ==========        ==========
BASIC INCOME (LOSS) PER COMMON SHARE:

     Income (loss) before extraordinary items........          $      0.07       $     (0.08)  $       (0.68)   $        (0.23)
     Extraordinary items, net of tax.................                    -                 -               -             (0.05)
                                                                ----------        ----------      ----------        ----------
     Net income (loss) per share.....................          $      0.07       $     (0.08)  $       (0.68)   $        (0.28)
                                                                ==========        ==========      ==========        ==========
     Weighted average common shares outstanding
         (in thousands)..............................               52,389            55,925          47,679            55,874
                                                                ==========        ==========      ==========         =========
DILUTED INCOME (LOSS) PER COMMON SHARE:
     Income (loss) before extraordinary items........          $      0.07       $    (0.08)   $       (0.68)   $        (0.23)
     Extraordinary items, net of tax.................                    -                -                -             (0.05)
                                                                ----------        ---------       ----------         ---------
     Net income (loss) per share.....................          $      0.07       $    (0.08)   $       (0.68)   $        (0.28)
                                                                ==========        =========       ==========         =========
     Weighted average common shares
         outstanding (in thousands)..................               53,203           55,925           47,679            55,874
                                                                ==========        =========       ==========         =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                     PART I
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                        2001            2002
                                                                                        ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss.....................................................................    $     (32)     $    (16)
     Extraordinary items, net of tax..............................................            -             3
     Non-cash charges to net loss:
         Depreciation and amortization............................................           27            22
         Deferred income taxes....................................................          (21)          (27)
         Antitrust investigations and related lawsuits and claims.................           10             -
         Compensation expense - stock grant.......................................            -             5
         Restructuring charge and impairment loss on
              long-lived and other assets.........................................           53            19
         Other non-cash charges...................................................           (1)          (27)
     Working capital *............................................................          (57)          (55)
     Long-term assets and liabilities.............................................            2             -
                                                                                       --------       -------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.................          (19)          (76)
                                                                                       --------       -------
CASH FLOW FROM INVESTING ACTIVITIES:
     Capital expenditures.........................................................          (22)          (32)
     Sale of assets...............................................................            4             -
                                                                                       --------       -------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.................          (18)          (32)
                                                                                       --------       -------
CASH FLOW FROM FINANCING ACTIVITIES:
     Short-term debt borrowings (reductions), net.................................           (1)            8
     Revolving credit facility borrowings (reductions), net.......................           (3)          (78)
     Long-term debt borrowings....................................................            2           557
     Long-term debt reductions....................................................          (87)         (392)
     Minority interest investment.................................................            9             -
     Proceeds from interest rate swap.............................................            -            10
     Sale of common stock under stock options.....................................           94             1
     Financing costs..............................................................           (3)          (21)
                                                                                       --------       -------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................           11            85
                                                                                       --------       -------
Net increase (decrease) in cash and cash equivalents..............................          (26)          (23)
Effect of exchange rate changes on cash and cash equivalents......................           (1)            3
Cash and cash equivalents at beginning of period..................................           47            38
                                                                                       --------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................    $      20      $     18
                                                                                       ========       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Net cash paid during the period for:
         Interest expense.........................................................    $      44      $     46
                                                                                       ========       =======
         Income taxes.............................................................    $      21      $     23
                                                                                       ========       =======
* Net change in working capital due to the following components:
     (Increase) decrease in current assets:
         Notes and accounts receivable............................................    $      15      $     (6)
         Inventories..............................................................          (33)           11
         Prepaid expenses.........................................................            -            (2)
     Increase (decrease) in accounts payable and accruals.........................          (13)          (52)
     Antitrust investigations and related lawsuits and claims.....................          (14)           (2)
     Restructuring payments.......................................................          (12)           (4)
                                                                                       --------       -------
              WORKING CAPITAL.....................................................    $     (57)     $    (55)
                                                                                       ========       =======

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                 PART I (CONT'D)
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                              (Dollars in millions)
                                   (Unaudited)

                                                                Accumulated                                         Common Stock
                                                   Additional      Other                    Unearned                  Held in
                                         Common      Paid-in   Comprehensive    Retained   Restricted   Treasury     Employee
                                          Stock      Capital       Loss          Deficit     Stock       Stock     Benefits Trust
                                          -----      -------       ----          -------     -----       -----     --------------

BALANCE AT DECEMBER 31, 2001.......     $     1   $     629     $    (269)      $  (602)     $     -      $  (85)      $     (6)
Comprehensive loss:
     Net loss......................           -           -             -           (16)           -           -              -
     Foreign currency translation
         adjustments...............           -           -           (19)            -            -           -              -
                                        -------     -------       -------       -------       ------      ------        -------
              Total comprehensive
                  loss.............           -           -           (19)          (16)           -           -              -
Issuance of restricted stock.......           -           6             -             -           (6)          -              -
Amortization of restricted stock...           -           -             -             -            1           -              -
Accelerated vesting of restricted
     stock.........................           -           -             -             -            5           -              -
Repurchase of treasury stock.......                                                                -          (3)             -
Sale of common stock...............           -           1             -             -            -           -              -
                                        -------     -------       -------       -------       ------      ------        -------
BALANCE AT SEPTEMBER 30, 2002......     $     1     $   636       $  (288)      $  (618)     $     -     $   (88)      $     (6)
                                        =======     =======       =======       =======       ======      ======        =======


                                                Total
                                        Stockholders'Equity
                                              (Deficit)
                                              ---------

BALANCE AT DECEMBER 31, 2001.......      $       (332)
Comprehensive loss:
     Net loss......................               (16)
     Foreign currency translation
         adjustments...............               (19)
                                            ---------
              Total comprehensive
                  loss.............               (35)
Issuance of restricted stock.......                 -
Amortization of restricted stock...                 1
Accelerated vesting of restricted
     stock.........................                 5
Repurchase of treasury stock.......                (3)
Sale of common stock...............                 1
                                            ---------
BALANCE AT SEPTEMBER 30, 2002......      $       (363)
                                            =========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      INTERIM FINANCIAL PRESENTATION

         These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2002.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         "SUBSIDIARIES" refers to those companies that, at the relevant time, are or were majority owned or wholly owned directly or indirectly by GTI or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of GTI's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 2000 through September 30, 2002, except for:

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

         We have realigned the corporate organizational structure of our foreign subsidiaries. As a result, most of the non-U.S. businesses of each of our two divisions are segregated into separate companies along divisional lines. In addition, because most of the operations, net sales and growth opportunities of our Graphite Power Systems Division are located outside the U.S., most of its operations are held by our Swiss subsidiary or its subsidiaries. Most of our technology is held by our U.S. subsidiaries. We may in the future realign the corporate organizational structure of our U.S. subsidiaries.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Prior to the 2002 first quarter, we had designated (euro)125 million of Tranche A Term Loans as a net equity hedge for our net investments in Europe. The currency effects associated with the designated Tranche A Term Loans were reflected in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets where they offset gains and losses recorded on our net investment in Europe. In the 2002 first quarter, a majority of the Tranche A Term Loans were repaid, the net equity hedge was eliminated and the resulting $1 million of loss in accumulated other comprehensive income (loss) was charged to other (income) expense, net in the Consolidated Statements of Operations.

NEW ACCOUNTING STANDARDS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 is recognized at the date an entity commits to an exit plan. We are currently evaluating the impact of SFAS No. 146 on our consolidated financial position and results of operations.

         In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002 and all other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment thereto, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Currently, generally accepted accounting principles require that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effect. Based on SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria of Accounting Principle Boards Opinion 30 ("APB 30"), "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Unusual and Infrequently Occurring Events and Transactions." The provisions of APB 30 distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. As such, those that do not meet the criteria of APB 30 are included in the statement of operations before income
(loss) before provisions (benefits) for income taxes, minority interest and extraordinary items. All prior periods presented that do not meet the criteria in APB 30 for classification, as an extraordinary item shall be reclassified. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We do not expect the provisions of SFAS No. 145 relating to SFAS No. 4 to have a material impact on our consolidated financial position and results of operations. The provisions of SFAS No. 145 relating to SFAS No. 13 and the other provisions of SFAS No. 145, excluding the provisions relating to SFAS No. 4, did not have a significant impact on our consolidated financial position or results of operations.

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

         In July 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," both of which are effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations, goodwill and intangible assets. We adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our consolidated financial position or results of operations, except that we no longer amortize goodwill. Goodwill amortization was $2 million in the 2001 first nine months.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)      EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated using the following share data:


                                                                  Three Months                  Nine Months
                                                              Ended September 30,           Ended September 30,
                                                              -------------------           -------------------
                                                             2001            2002          2001             2002
                                                             ----            ----          ----             ----
Weighted average common shares
     outstanding for basic calculation...............    52,389,057      55,924,975      47,678,518     55,873,696
Add:  Effect of stock options........................       814,001               -               -              -
                                                       -------------   -------------   ------------- --------------
Weighted average common shares
     outstanding for diluted calculation.............    53,203,058      55,924,975      47,678,518     55,873,696
                                                       =============   =============   ============= ==============

         Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued. As a result of the net loss reported for the nine months ended September 30, 2001, 870,515 of potential common shares have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share. As a result of the net loss for the three months and nine months ended September 30, 2002, 217,848 and 1,012,516, respectively, of potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings
(loss) per share because their effect would reduce the loss per share.

         In addition, the calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 5,938,477 and 4,237,199 shares in each of the three months ended September 30, 2001 and 2002, respectively, and 4,853,960 and 4,257,430 shares in each of the nine months ended September 30, 2001 and 2002, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

         The following table summarizes information about stock options outstanding at September 30, 2002.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                                    -------------------                          -------------------
                                                         WEIGHTED-
                                                          AVERAGE          WEIGHTED-                       WEIGHTED-
                                                         REMAINING          AVERAGE                         AVERAGE
            RANGE OF                    NUMBER          CONTRACTUAL        EXERCISE           NUMBER       EXERCISE
         EXERCISE PRICES              OUTSTANDING          LIFE             PRICES         EXERCISABLE      PRICES
         ---------------              -----------          ----             ------         -----------      ------
                                                                   (Shares in thousands)
      Time vesting options:
              $7.60                     1,060            4 years             $   7.60          1,060        $   7.60
          $8.44 to 8.90                 3,674            9 years             $   8.69            202        $   8.73
         $10.50 to $19.06               2,638            6 years             $  16.31          2,262        $  16.85
         $22.81 to $40.44               1,644            4 years             $  33.63          1,371        $  33.33
                                        -----                                                  -----
                                        9,016                                $  15.34          4,895        $  19.13
                                        =====                                                  =====

   Performance vesting options:
              $7.60                       361            4 years             $   7.60            361        $   7.60
                                          ===                                                    ===



         The calculation of both basic and diluted earnings (loss) per share gives effect to, among other things, the grant of 413,397 shares of restricted stock to employees in March 2002. 50% of the shares granted to each employee were scheduled to vest on January 1, 2003 and 50% on January 1, 2004 if the employee was still employed on the vesting date. GTI's Board of Directors accelerated the vesting of all of these shares in June 2002. As a result, we recorded $5 million of compensation expense in the 2002 second quarter.

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

(3)      SEGMENT REPORTING

         We currently evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers of goods and services are not material. We may in the future evaluate performance based on additional or different measures.

         The following tables summarize financial information concerning our reportable segments.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                                 -------------                   -------------
                                                              2001           2002             2001           2002
                                                              ----           ----             ----           ----
                                                                             (Dollars in millions)

Net sales to external customers:
  Graphite Power Systems Division.................       $       126       $      126       $      399      $     370
  Advanced Energy Technology Division.............                31               28              100             83
                                                           ---------        ---------        ---------       --------
     Consolidated net sales.......................       $       157       $      154       $      499      $     453
                                                           =========        =========        =========       ========

Gross profit:
  Graphite Power Systems Division.................       $        33       $       28       $      112      $      83
  Advanced Energy Technology Division.............                10                6               31             18
                                                           ---------        ---------        ---------       --------
     Consolidated gross profit....................       $        43       $       34       $      143      $     101
                                                           =========        =========        =========       ========

Depreciation and amortization:
  Graphite Power Systems Division.................       $         7       $        6       $       24      $      18
  Advanced Energy Technology Division.............                 1                1                3              4
                                                           ---------        ---------        ---------       --------
     Consolidated depreciation and amortization...       $         8       $        7       $       27      $      22
                                                           =========        =========        =========       ========

(4)      RESTRUCTURING AND IMPAIRMENT CHARGES

         In the 2002 third quarter, we recorded a $1 million charge related to the impairment of available-for-sale securities.

         In the 2002 second quarter, we recorded a $13 million ($8 million after tax) non-cash charge primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee as a result of a decline in demand and loss of market share. The primary end market for carbon electrodes is silicon metal, which remains very depressed in the U.S. where our main customer base is located. This non-cash charge also includes a $1 million impairment loss related to impairment of available-for-sale securities.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In the 2001 third quarter, we reversed $2 million of prior restructuring charges based on revised lower estimates of workforce reductions and plant closure costs, and we reclassified $4 million of prior restructuring charges related to on-site waste disposal post-monitoring costs to the other long-term obligations.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                     Plant            Post
                                                                    Shutdown        Monitoring
                                                Severance and     and Related      and Related
                                                Related Costs        Costs            Costs          Total
                                                -------------        -----            -----          -----
                                                                    (Dollars in millions)

BALANCE AT DECEMBER 31, 2000.............          $    13          $     9         $     4        $    26

Restructuring charges in 2001............                4                8               -             12
Payments in 2001.........................              (13)              (5)              -            (18)




                                                                     Plant            Post
                                                                    Shutdown        Monitoring
                                                Severance and     and Related      and Related
                                                Related Costs        Costs            Costs          Total
                                                -------------        -----            -----          -----
                                                                    (Dollars in millions)
Non-cash write-offs in 2001..............                -               (4)              -             (4)
Reclassification of on-site disposal and
    monitoring costs.....................                -                -              (4)            (4)
                                                    ------           ------          ------         ------
BALANCE AT DECEMBER 31, 2001.............          $     4          $     8         $     -        $    12

Restructuring charges in 2002............                6                -               -              6
Impact of currency rate changes..........                -                1               -              1
Payments in 2002.........................               (5)               1               -             (4)
                                                    ------           ------          ------         ------
BALANCE AT SEPTEMBER 30, 2002............          $     5          $    10         $     -        $    15
                                                    ======           =======         ======         ======

         The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

(5)      LONG-TERM DEBT AND LIQUIDITY

         The following table presents our long-term debt:

                                                                          December 31,            September 30
                                                                              2001                    2002
                                                                              ----                    ----
                                                                                 (Dollars in millions)

Senior Facilities:
     Tranche A euro facility....................................         $       194              $         -
     Tranche A U.S. dollar facility.............................                  23                        -
     Tranche B U.S. dollar facility.............................                 313                       137
     Revolving credit facility..................................                  95                        18
                                                                          ----------                 ---------
       Total Senior Facilities..................................                 625                       155
Other European debt.............................................                   6                         1
Senior Notes:
     Senior Notes due 2012......................................                   -                       550
     Fair value of hedged debt obligations......................                   -                         7
     Unamortized bond premium...................................                   -                         7
                                                                          ----------                 ---------
       Total Senior Notes.......................................                   -                       564
                                                                          ----------                 ---------
     Total......................................................         $       631              $        720
                                                                          ==========                 =========

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



subordinated to debt and obligations, including trade payables, of subsidiaries that are neither guarantors of the Senior Notes nor unsecured intercompany term note obligors.

         GTI, GrafTech Global and UCAR Carbon and other U.S. subsidiaries holding a substantial majority of our U.S. assets have guaranteed the Senior Notes on a senior unsecured basis, except that the guarantee by UCAR Carbon is secured as described below.

         Unsecured intercompany term notes in an aggregate principal amount equal to $419 million (based on currency exchange rates in effect at September 30, 2002) and guarantees of those unsecured intercompany term notes issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes equals $402 million, or about 73% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount of $17 million (based on currency exchange rates in effect at September 30, 2002), and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities and the holders of the Senior Notes) of GrafTech Finance, as their interests may appear. The Senior Notes contain provisions restricting, subject to certain exceptions, the pledge of those unsecured intercompany term notes to secure any debt or obligation unless they are equally and ratably pledged to secure the Senior Notes for so long as such other pledge continues in effect.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        o A Revolving Facility providing for dollar and euro-denominated revolving and swingline loans to, and the issuance of dollar-denominated letters of credit for the account of, GrafTech Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed (euro)200 million
              (euro)25 million of which can only be used to pay or secure payment of the fine assessed by the EU Competition Commission). The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $75 million (which $75 million is reduced by the amount of certain debt (excluding the Senior Notes) incurred by us that is not incurred under the Senior Facilities ($16 million of which debt was outstanding at September 30, 2002)).

         At September 30, 2002, after giving effect to the issuance of the Senior Notes in February and May 2002 and the application of the net proceeds therefrom:

        o the term loans under the Tranche A Facility have been fully repaid; and

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         GrafTech Finance has made and may make secured and guaranteed intercompany loans of the net proceeds of borrowings under the Senior Facilities to GrafTech Global's subsidiaries. The obligations of GrafTech Finance under the Senior Facilities are secured, with certain exceptions, by first priority security interests in all of these intercompany loans (including the related security interests and guarantees). We used the proceeds from the issuance of the Senior Notes in February 2002 to finance the repayment of all of these intercompany loans that were outstanding at that time, except for intercompany revolving loans to UCAR Carbon and our Swiss subsidiary.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The interest rate applicable to the Revolving Facility is, at our option, either euro LIBOR plus a margin ranging from 1.375% to 3.375% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.375% to 2.375% (depending on our leverage ratio). The interest rate applicable to the Tranche B Facility is, at our option, either euro LIBOR plus a margin ranging from 2.875% to 3.625% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.875% to 2.625% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by JP Morgan Chase Bank or the federal funds effective rate, plus 0.50%. GrafTech Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. At September 30, 2002, the interest rates on outstanding debt under the Senior Facilities was 5.4%. The weighted average interest rate on the Senior Facilities was 5.4% during the 2002 third quarter and 7.1% during the 2001 third quarter, and 5.6% during the 2002 first nine months and 7.5% during the 2001 first nine months.

         The Senior Facilities contain a number of significant covenants that, among other things, significantly restrict our ability to sell assets, incur additional debt, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into sale and lease back transactions, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make intercompany dividend payments to GTI, pay intercompany debt owed to GTI, engage in transactions with affiliates, pay dividends to stockholders of GTI or make other restricted payments and that otherwise significantly restrict corporate activities. In addition, we are required to comply with financial covenants relating to specified minimum interest coverage ratios and maximum net senior secured debt leverage ratios (which is the ratio of our net senior secured debt to our EBITDA), which become more restrictive over time, beginning September 30, 2003.

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

CERTAIN AMENDMENTS TO SENIOR FACILITIES

         In April 2001, the Senior Facilities were amended to, among other things, exclude certain expenses incurred in connection with the lawsuit initiated by us against our former parents (up to

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


a maximum of $20 million, but not more than $3 million in any quarter) and certain charges and payments in connection with antitrust fines, settlements and expenses from the calculation of financial covenants. After giving effect to subsequent amendments to the Senior Facilities, payments within the $340 million charge recorded in 1997 are excluded from the calculation of financial covenants and charges over and above the $340 million charge are excluded from the calculation of financial covenants (until paid) up to a maximum of $75 million reduced by the amount of certain debt (other than the Senior Notes) incurred by us that is not incurred under the Senior Facilities ($16 million of which debt was outstanding at September 30, 2002). As a result, the fine assessed by the EU Competition Authority, as well as the additional $10 million charge recorded in July 2001 and any payments related to such fine (including payments within the $340 million charge), are excluded from such calculations.

         In July 2001, in connection with an underwritten public offering of common stock, the Senior Facilities were amended to, among other things, change our financial covenants so that they were less restrictive than would otherwise have been the case. In connection therewith, we agreed that our investments in unrestricted subsidiaries after this amendment will be made in the form of secured loans, which will be pledged to secure the Senior Facilities, and the maximum amount of capital expenditures permitted under the Senior Facilities would be reduced in 2001 and 2002. We do not expect that our capital expenditures would exceed such maximums. In connection therewith, we paid an amendment fee of $2 million and the margin that is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 25 basis points.

         In December 2001, the Senior Facilities were amended to, among other things, permit the corporate realignment of our subsidiaries. In connection therewith, we paid an amendment fee of $1 million.

         In February 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $400 million aggregate principal amount of Senior Notes. The amendment also changed the manner in which net debt and EBITDA are calculated to exclude any letter of credit issued to secure payment of the antitrust fine assessed against us by the EU Competition Commission. In addition, the amendment expanded our ability to make certain investments, including investments in Graftech, and eliminated provisions relating to a spin-off of Graftech. In connection therewith, we paid an amendment fee of $1 million and the margin that is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by
37.5 basis points.

         In May 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $150 million aggregate principal amount of Senior Notes. In connection with this amendment, our maximum permitted leverage ratio was changed to measure the ratio of net senior secured debt to EBITDA as against new specified amounts. Our interest coverage ratio was also changed. We believe that these changed ratios provide us with greater flexibility. In addition, the amendment reduced the maximum amount available under the Revolving Facility to
(euro)200 million from (euro)250 million ((euro)25 million of which can only be used to pay or secure payment

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of the fine assessed by the EU Competition Commission) and reduced the basket for certain debt incurred by us that is not incurred under the Senior Facilities (excluding the Senior Notes) to $75 million from $130 million ($16 million of which debt was outstanding at September 30, 2002). In connection with the amendment and the consent, we paid fees and costs of $1 million.

         The net proceeds from the sale of the Senior Notes in February and May 2002 were applied to repay term loans under the Tranche A and B Facilities and reduce the outstanding balance under the Revolving Facility.

INTEREST RATE MANAGEMENT

         We implement interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities. In the 2002 second quarter, we entered into two ten-year interest rate swaps for a total notional amount of $250 million to effectively convert that amount of fixed rate debt (represented by Senior Notes) to variable rate debt. These interest rate swaps are fair value swaps and are accounted for based on the short-cut method. These swaps reduced our interest expense in the 2002 third quarter by $3 million and in the 2002 first nine months by $4 million. In the 2002 third quarter, we reset our interest rate swaps to allow the accelerated collection of $10 million in cash. The collection of this cash will be amortized over the term of the Senior Notes and recorded as a credit against interest expense. The adjustment for the fair value of the hedged debt obligations was $7 million at September 30, 2002 and has been recorded as part of other assets in the Consolidated Balance Sheet. The weighted average pay rate on the swaps is 5.11% and the weighted average receive rate is 10.25% plus the six month LIBOR in arrears.

LEVERAGE

         We are highly leveraged and, as discussed in Note 7, have substantial obligations in connection with antitrust investigations, lawsuits and claims (in respect of which we have an unfunded reserve totaling $99 million). We had total debt of $735 million (including $7 million for unamortized bond premium and $7 million for fair value of hedged debt obligations) and a stockholders' deficit of $363 million at September 30, 2002. A substantial portion of our debt has variable interest rates or has been effectively converted from a fixed rate obligation to a variable rate obligation pursuant to interest rate management initiatives. We typically discount or factor a portion of our accounts receivable. In the 2002 first nine months, certain of our subsidiaries sold receivables totaling $140 million. If we had not sold such receivables, our accounts receivable (and our net debt, which is total debt, net of cash, cash equivalents, short-term investments, fair value of hedged debt obligations and unamortized bond premium) would have been about $36 million higher at September 30, 2002. In addition, if we are required to pay or issue a letter of credit to secure payment of the fine assessed by the antitrust enforcement authority of the European Union (the "EU COMPETITION AUTHORITY") pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under, or the letter of credit would constitute a borrowing under, the Revolving Facility. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent operating results.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         We use, and are dependent on, funds available under the Revolving Facility, subject to continued compliance with the financial covenants under the Senior Facilities, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. While our revolving credit facility provides for maximum borrowings of up to (euro)200 million ($198 million, based on currency exchange rates in effect at September 30, 2002), our ability to borrow under this facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities.

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

         Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the covenants and other provisions under the Senior Facilities. These covenants and provisions include financial covenants and representations regarding absence of material adverse changes affecting us. A failure to so comply, unless waived by the lenders thereunder, would be a default thereunder. This would permit the lenders to accelerate the maturity of the Senior Facilities. It would also permit them to terminate their commitments to extend credit under the Revolving Facility. This would have an immediate material adverse effect on our liquidity. An acceleration of maturity of the Senior Facilities would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. A breach of the covenants contained in the Senior Notes would also permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. Acceleration of maturity of the Senior Notes would permit the lenders to accelerate the maturity of the Senior Facilities and terminate their commitments to extend credit under the Revolving Facility. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, the lenders and holders could proceed against the collateral securing the Senior Facilities and the Senior Notes, respectively, and exercise all other rights available to them.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXTRAORDINARY ITEM

         In May 2002, we recorded an extraordinary charge of $1 million ($1 million after tax) for write-off of capitalized fees associated with the term loans under Tranche A and B Facilities repaid with the net proceeds from the issuance of Senior Notes.

         In February 2002, we recorded an extraordinary charge of $3 million ($2 million after tax) for write-off of capitalized fees associated with the term loans under Tranche A and B Facilities repaid with the net proceeds from the issuance of Senior Notes.

(6)      FINANCIAL INSTRUMENTS

         Certain of our subsidiaries sold receivables totaling $140 million in the 2002 first nine months and $169 million in the 2001 first nine months. None of the receivables sold were recorded on the Consolidated Balance Sheets at September 30, 2002 or December 31, 2001. If we had not sold such receivables, our accounts receivable (and our net debt) would have been about $36 million higher at September 30, 2002.

(7)      CONTINGENCIES

ANTITRUST INVESTIGATIONS

         In April 1998, pursuant to a plea agreement between the U.S. Department of Justice (the "DOJ") and GTI, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The court approved the plea agreement and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. At our request, in January 2001, the due date of each of the remaining three payments was deferred by one year and, at our request, in January 2002, the payment schedule for the $60 million unpaid balance outstanding at that time was revised to require a $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million, through January 2007. Beginning in 2004, the DOJ may ask the court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. At September 30, 2002, the statutory rate of interest was 1.68% per annum. Accrued interest will be payable together with each quarterly payment. The court approved the revised payment schedule. All payments due have been timely made.

         In March 1999, pursuant to a plea agreement between our Canadian subsidiary and the Canadian Competition Bureau, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sentenced to pay a fine of Cdn. $11 million. The relevant Canadian court approved the plea agreement and, as a result, under the plea agreement we will not be subject to prosecution by the Canadian Competition Bureau with respect to any other violations of Canadian antitrust law occurring prior to the date of the plea agreement. The fine was timely paid.

         In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. In March 2002, we were advised that it had, after holding a hearing, assessed a fine against us in the amount of 676 million KRW ($569,000 based on currency exchange rates in effect at the time of payment). Five other graphite electrode producers were also fined by it in amounts ranging up to 4,396 million KRW (approximately $3.3 million based on currency exchange rates in effect at the time of the decision imposing the fine). Our fine represented 0.5% of our graphite electrode sales in Korea during the relevant time period. In May 2002, we appealed the decision. In July 2002, the Korean antitrust authority affirmed its decision on appeal. We paid the fine together with accrued interest, an aggregate of $584,000, in August 2002.

         In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated European antitrust law in connection with the sale of graphite electrodes. In July 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, it assessed a fine of (euro)50.4 million (about $50 million, based on currency exchange rates in effect at September 30, 2002) against us. Seven other graphite electrode producers were also fined, with fines ranging up to (euro)80.2 million. From the initiation of its investigation, we have cooperated with the EU Competition Authority. It is the policy of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the court challenging the amount of the fine. Appeals of this type may take two years or longer to be decided and the fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with the EU Competition Authority regarding the appropriate form of collateral security during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal with the court to waive the requirement for collateral security or to allow us to provide alternative security for payment. We cannot predict how or when the court would rule on such an interim appeal.

         In the 2001 second quarter, we became aware that the Brazilian antitrust authority had requested written information from various steelmakers in Brazil. In April 2002, our Brazilian subsidiary received a request for information from that authority. We have provided that information.

         In May 2002, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of specialty graphite. The statement alleges that we and other producers violated European antitrust laws in connection with the sale of specialty

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


graphite. As a result of our substantial cooperation to date and our intention to continue to cooperate, under the Notice of Non-Imposition or Reduction of Fines in Cartel Cases issued by the EU Competition Authority, we believe that we will benefit from the maximum reduction possible (a 100% reduction) with the result that no fine will be payable. We cannot assure you how the EU Competition Authority will ultimately decide.

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

ANTITRUST LAWSUITS

         Through September 30, 2002, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlement in connection with the sale of graphite electrodes. One of the settlements also covers the actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All settlement payments due have been timely made.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         In 1999 and 2000, we were served with three complaints commencing three civil antitrust lawsuits (the "CARBON ELECTRODE LAWSUITS"). Three companies and the estate of a bankrupt company filed the complaints. Other producers of carbon electrodes are named as defendants in two of the complaints. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. We filed motions to dismiss the second and third complaints. In May 2001, our motion to dismiss the second complaint was denied. In October 2001, we settled the lawsuit commenced by the third complaint. In September 2002, we settled the lawsuit commenced by the first complaint. The guilty pleas and decisions described above do not relate to carbon electrodes.

         In March 2002, we received notice that a complaint had been filed commencing a civil antitrust lawsuit (the "CARBON CATHODE LAWSUIT"). Two producers of aluminum filed the complaint. One of our subsidiaries and other producers of carbon cathodes are named as defendants in the complaint. In the complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon cathodes and seek, among other things, an award of treble damages resulting from such alleged violations. We intend to vigorously defend against such lawsuit. The guilty pleas and decisions described above do not relate to carbon cathodes.

         The foreign customer lawsuits, one of the three carbon electrode lawsuits and the carbon cathode lawsuit are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against these remaining lawsuits as well as all threatened lawsuits and possible unasserted claims. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims. It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. In the aggregate (including the assessment of the fine by the EU Competition Authority and the additional $10 million charge), the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charge of $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at September 30, 2002, $350 million represents our estimate of these liabilities and expenses. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

         Through September 30, 2002, we have paid an aggregate of $251 million of fines and net settlement and expense payments and $14 million of imputed interest. At September 30, 2002, $99 million remained in the reserve. The balance of the reserve is available for the fine payable to the DOJ, the fine assessed by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments payable to the DOJ for imputed interest at September 30, 2002 was about $6 million.

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

LAWSUIT INITIATED BY US AGAINST OUR FORMER PARENTS

         In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with our leveraged equity recapitalization in January 1995 were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in us and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. The defendants have filed motions to dismiss this lawsuit and a motion to disqualify certain of our counsel from representing us in this lawsuit. We are vigorously opposing those motions. Oral hearings were held on those motions in the 2001 first and second quarters. The court approved a motion to disqualify certain of our counsel in November 2002. We do not believe that this will adversely affect this lawsuit. The court has not ruled on the motion to dismiss. Through September 30, 2002, we had incurred about $4 million of legal expenses in connection with this lawsuit. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


         Pursuant to the 2002 plan, we amended our U.S. post-retirement medical coverage on July 1, 2002. Effective December 31, 2003, we will discontinue the Medicare supplement plan (for retirees 65 years or older or those eligible for Medicare benefits). This change will apply to all current employees not covered by a collective bargaining agreement, all current retirees who were not covered by a collective bargaining agreement when they retired, as well as those retirees who retired under a former collective bargaining agreement. This change is expected to reduce our net post-retirement medical benefit obligation by about $7 million, and the reduction will be amortized over the remaining life of the retiree population.

         We intend to sell real estate, non-strategic businesses and certain other non-strategic assets over the next two years.

(9) FINANCIAL INFORMATION ABOUT THE PARENT, THE ISSUER, THE GUARANTORS AND THE SUBSIDIARIES WHOSE SECURITIES SECURE THE SENIOR NOTES AND RELATED GUARANTEES

         On February 15, 2002, GrafTech Finance (the "ISSUER") issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. The Senior Notes have been guaranteed on a senior basis by GTI (the "PARENT") and GrafTech Global, UCAR Carbon and other subsidiaries holding a substantial majority of our U.S. assets, which subsidiaries are UCAR International Holdings Inc., UCAR

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



International Trading Inc., UCAR Carbon Technology LLC, UCAR Composites Inc. and UCAR Holdings III Inc. The guarantors (other than the Parent) are collectively called the "U.S. GUARANTORS." The guarantees of the U.S. Guarantors are unsecured, except that the guarantee of UCAR Carbon has been secured by a pledge of all of our shares of Graftech, but in no event will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes. All of the guarantees are full, unconditional and joint and several, and the Issuer, and each of the U.S. Guarantors are 100% owned by the Parent. Graftech and our other subsidiaries, which are not guarantors, are called the "NON-GUARANTORS." The following table sets forth condensed consolidating balance sheets at September 30, 2002 and December 31, 2001 and condensed consolidating statements of operations and cash flows for the three months and nine months ended September 30, 2002 and 2001 of the Parent, the Issuer, the U.S. Guarantors and the Non-Guarantors. Provisions in the Senior Facilities restrict the payment of dividends by our subsidiaries to the Parent. At September 30, 2002, retained earnings of our subsidiaries subject to such restrictions were approximately $460 million. Investments in subsidiary companies are recorded on the equity basis.



                                 PART I (CONT'D)
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AT SEPTEMBER 30, 2002


                                                                                    September 30, 2002
                                                                                    ------------------
                                                                                    U.S.         Non-
                                                        Parent        Issuer    Guarantors   Guarantors  Eliminations   Consolidated
                                                        ------        ------    ----------   ----------  ------------   ------------
                                                                                   (Dollars in millions)
                         ASSETS

   CURRENT ASSETS:
      Cash and cash equivalents..................... $       -      $      -    $         1   $      17    $        -    $       18
      Notes and accounts receivable.................         -           715            460         263        (1,335)          103
      Inventories:
          Raw materials and supplies................         -             -              3          36            (1)           38
          Work in process...........................         -             -             32          64             2            98
          Finished goods............................         -             -              8          23             -            31
                                                     ---------      --------     ----------   ---------     ---------     ---------
                                                             -             -             43         123             1           167
      Prepaid expenses and deferred income taxes....         -             -              8          11            (3)           16
                                                     ---------      ---------    ----------   ---------     ---------     ---------
          Total current assets......................         -           715            512         414        (1,337)          304
                                                     ---------    ----------     ----------   ---------     ---------     ---------
   Property, plant and equipment....................         -             -            309         659            (5)          963
   Less:  accumulated depreciation..................         -             -           (266)       (397)          (14)         (677)
                                                     ---------    ----------     ----------   ---------     ---------     ---------
      Net fixed assets..............................         -             -             43         262           (19)          286
                                                     ---------    ----------     ----------   ---------     ---------     ---------
   Deferred income taxes and other assets...........        44            36            (25)         88            93           236
                                                     ---------    ----------     ----------   ---------     ---------     ---------
      Total assets.................................. $      44    $      751    $       530   $     764     $  (1,263)    $     826
                                                     =========    ==========    ===========   =========     =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
      Accounts payable.............................. $      11    $       12    $        19   $      83     $     (50)    $      75
      Short-term debt...............................       416             -            224         648        (1,273)           15
      Accrued income and other taxes................       (20)           (6)            41          17            (2)           30
      Other accrued liabilities.....................         -             -             39          37           (13)           63
                                                     ---------     ---------    -----------   ---------     ---------     ---------
          Total current liabilities.................       407             6            323         785        (1,338)          183
                                                     ---------     ---------    -----------   ---------     ---------     ---------
   Long-term debt...................................         -           719              -           1             -           720
   Other long-term obligations......................         -             9            182          35             -           226
   Deferred income taxes............................         -            (5)             3          31             3            32
   Minority stockholders' equity  in consolidated
     entities.......................................         -             -              -          28             -            28
   Stockholders' equity (deficit)...................      (363)           22             22        (116)           72          (363)
                                                     ---------     ---------    -----------   ---------     ---------     ---------
      Total liabilities and stockholders' equity
        (deficit)................................... $      44     $     751    $       530   $     764     $  (1,263)    $     826
                                                     =========     =========    ===========   =========     =========     =========


                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AT DECEMBER 31, 2001


                                                                                      December 31, 2001
                                                                                    ------------------
                                                                                    U.S.         Non-
                                                        Parent        Issuer    Guarantors   Guarantors  Eliminations   Consolidated
                                                        ------        ------    ----------   ----------  ------------   ------------
                                                                                   (Dollars in millions)
                         ASSETS

   CURRENT ASSETS:
      Cash and cash equivalents.....................   $      -     $      16    $        8  $       14    $        -    $       38
      Notes and accounts receivable.................          -           885           442         365        (1,597)           95
      Inventories:
          Raw materials and supplies................          -             -             3          32            (2)           33
          Work in process...........................          -             -            45          66             -           111
          Finished goods............................          -             -             8          26            (1)           33
                                                        -------      --------     ---------   ---------     ---------     ---------
                                                              -             -            56         124            (3)          177
      Prepaid expenses and deferred income taxes....          -             -             7           5             -            12
                                                        -------      --------     ---------   ---------     ---------     ---------
          Total current assets......................          -           901           513         508        (1,600)          322
   Property, plant and equipment....................          -             -           308         627            (4)          931
   Less:  accumulated depreciation..................          -             -          (256)       (394)            -          (650)
                                                        -------      --------     ---------   ---------     ---------     ---------
      Net fixed assets..............................          -             -            52         233            (4)          281
                                                        -------      --------     ---------   ---------     ---------     ---------
   Deferred income taxes and other assets...........         58            29           216          74          (183)          194
                                                        -------      --------     ---------   ---------     ---------     ---------
      Total assets..................................   $     58     $     930    $      781  $      815    $   (1,787)  $       797
                                                        =======      ========     =========   =========     =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
      Accounts payable..............................   $      8     $      13    $       50  $       92    $      (62)  $       101
      Short-term debt...............................        397           274           407         450        (1,521)            7
      Accrued income and other taxes................        (15)            -            42          18             -            45
      Other accrued liabilities.....................          -             -            39          33           (15)           57
                                                        -------      --------     ---------   ---------     ---------     ---------
          Total current liabilities.................        390           287           538         593        (1,598)          210
                                                        -------      --------     ---------   ---------     ---------     ---------
   Long-term debt...................................          -           626             -          21           (16)          631
   Other long-term obligations......................          -             -           197          34             -           231
   Deferred income taxes............................          -             -             5          32            (5)           32
   Minority  stockholders' equity in consolidated
     entities.......................................          -             -             -          23             2            25
   Stockholders' equity (deficit)...................       (332)           17            41         112          (170)         (332)
                                                        -------      --------     ---------   ---------     ---------     ---------
      Total liabilities and stockholders' equity
        (deficit)...................................  $      58     $     930    $      781 $       815    $   (1,787)  $       797
                                                        =======      ========     =========   =========     =========     =========



                                 PART I (CONT'D)
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002


                                                                            Three Months Ended September 30, 2002
                                                                            -------------------------------------
                                                                                   U.S.         Non-
                                                        Parent        Issuer    Guarantors   Guarantors  Eliminations   Consolidated
                                                        ------        ------    ----------   ----------  ------------   ------------
                                                                                   (Dollars in millions)


Net sales...........................................   $      -     $        -    $       56  $     136   $      (38)  $       154
Cost of sales.......................................          -              -            46        107          (33)          120
                                                        -------      ---------     ---------   --------    ---------     ---------
   Gross profit.....................................          -              -            10         29           (5)           34
R&D, SG&A, global realignment and related expenses,
   restructuring charge and impairment loss of
   long-lived and other assets, and other expenses..          -             38            24        (28)          (8)           26
Interest income.....................................          -            (19)            2          -           17             -
Interest expense....................................         (2)            15             8         11          (17)           15
                                                        -------      ---------     ---------   --------    ---------     ---------
   Income (loss) before provision for income taxes..          2            (34)          (24)        46            3            (7)
Provision for (benefit from) income taxes...........          1            (13)           15         (6)           -            (3)
                                                        -------      ---------     ---------   --------    ---------     ---------
   Income (loss) of consolidated entities...........          1            (21)          (39)        52            3            (4)
Minority stockholders' share of income..............          -              -             -          1            -             1
Equity in earnings of subsidiaries..................          6              -           (54)         -           48             -
                                                        -------      ---------     ---------   --------    ---------     ---------
      Net income (loss).............................   $     (5)    $      (21)  $        15  $      51   $      (45)  $        (5)
                                                        =======      =========     =========   ========    =========     =========


                                                                            Three Months Ended September 30, 2001
                                                                            -------------------------------------
                                                                                   U.S.         Non-
                                                        Parent        Issuer    Guarantors   Guarantors  Eliminations   Consolidated
                                                        ------        ------    ----------   ----------  ------------   ------------
                                                                                   (Dollars in millions)

Net sales...........................................   $      -    $         -    $       62  $     133    $     (38)  $       157
Cost of sales.......................................          -              -            52         98          (36)          114
                                                        -------      ---------     ---------   --------     --------     ---------
   Gross profit.....................................          -              -            10         35           (2)           43
R&D, SG&A, global realignment and related expenses,
   restructuring charge and impairment loss of
   long-lived and other assets, and other expenses..          4              -           (34)        55           (4)           21
Interest income.....................................          -            (18)            -         (6)          24             -
Interest expense....................................          9             18             6          5          (24)           14
                                                        -------      ---------     ---------   --------     --------     ---------
   Income (loss) before provision for income taxes..        (13)             -            38        (19)           2             8
Provision for (benefit from) income taxes...........         (5)            (1)            3          6            -             3
                                                        -------      ---------     ---------   --------     --------     ---------
   Income (loss) of consolidated entities...........         (8)             1            35        (25)           2             5
Minority stockholders' share of income..............          -              -             -          1            -             1
Equity in earnings of subsidiaries..................        (12)             -            24          -          (12)            -
                                                        -------      ---------     ---------   --------     --------     ---------
      Net income (loss).............................   $      4   $          1   $        11  $     (26)  $       14   $         4
                                                        =======      =========     =========   ========     ========     =========



                                 PART I (CONT'D)
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002


                                                                            Nine Months Ended September 30, 2002
                                                                           -------------------------------------
                                                                                   U.S.         Non-
                                                        Parent        Issuer    Guarantors   Guarantors  Eliminations   Consolidated
                                                        ------        ------    ----------   ----------  ------------   ------------
                                                                                   (Dollars in millions)


Net sales...........................................   $      -     $        -    $      172  $     388    $    (107)  $       453
Cost of sales.......................................          -              -           143        302          (93)          352
                                                        -------      ---------     ---------   --------     --------     ---------
   Gross profit.....................................          -              -            29         86          (14)          101
R&D, SG&A, global realignment and related expenses,
   restructuring charge and impairment loss of
   long-lived and other assets, and other expenses..          5             19           (78)        11          123            80
Interest income.....................................          -            (43)          (10)        (4)          57             -
Interest expense....................................         10             47            17         28          (57)           45
                                                        -------      ---------     ---------   --------     --------     ---------
   Income (loss) before provision for income taxes..        (15)           (23)          100         51         (137)          (24)
Provision for (benefit from) income taxes...........         (5)            (9)          (10)        11            -           (13)
                                                        -------      ---------     ---------   --------     --------     ---------
   Income (loss) of consolidated entities...........        (10)           (14)          110         40         (137)          (11)
Minority stockholders' share of income..............          -              -             -          2            -             2
Equity in earnings of subsidiaries..................          6              -            99          -         (105)            -
                                                        -------      ---------     ---------   --------     --------     ---------
   Income (loss) before extraordinary item..........        (16)           (14)           11         38          (32)          (13)
Extraordinary item, net of tax......................          -              3             -          -            -             3
                                                        -------      ---------     ---------   --------     --------     ---------
      Net income (loss).............................   $    (16)    $      (17)  $        11  $      38   $      (32)  $       (16)
                                                        =======      =========     =========   ========     ========     =========


                                                                            Nine Months Ended September 30, 2001
                                                                           -------------------------------------
                                                                                   U.S.         Non-
                                                        Parent        Issuer    Guarantors   Guarantors  Eliminations   Consolidated
                                                        ------        ------    ----------   ----------  ------------   ------------
                                                                                   (Dollars in millions)


Net sales...........................................   $      -     $        -    $      193  $     411    $    (105)  $       499
Cost of sales.......................................          -              -           156        293          (93)          356
                                                        -------      ---------     ---------   --------     --------     ---------
   Gross profit.....................................          -              -            37        118          (12)          143
R&D, SG&A, global realignment and related expenses,
   restructuring charge and impairment loss of
   long-lived and other assets, and other expenses..          4             (1)          119         82          (69)          135
Interest income.....................................          -            (58)            -        (16)          74             -
Interest expense....................................         28             60            17         18          (74)           49
                                                        -------      ---------     ---------   --------     --------     ---------
   Income (loss) before provision for income taxes..        (32)            (1)          (99)        34           57           (41)
Provision for (benefit from) income taxes...........        (12)            (1)          (40)        20           22           (11)
                                                        -------      ---------     ---------   --------     --------     ---------
   Income (loss) of consolidated entities...........        (20)             -           (59)        14           35           (30)
Minority stockholders' share of income..............          -              -             -          2            -             2
Equity in earnings of subsidiaries..................         12              -           (47)         -           35             -
                                                        -------      ---------     ---------   --------     --------     ---------
      Net income (loss).............................   $    (32)  $          -   $       (12) $      12    $       -   $       (32)
                                                        =======      =========     =========   ========     ========     =========




                                 PART I (CONT'D)
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002



                                                                            Nine Months Ended September 30, 2002
                                                                           -------------------------------------
                                                                                   U.S.         Non-
                                                        Parent        Issuer    Guarantors   Guarantors  Eliminations   Consolidated
                                                        ------        ------    ----------   ----------  ------------   ------------
                                                                                   (Dollars in millions)


Net cash provided by (used in) operating activities.   $    (20)    $       31   $       82  $    (160)  $         9   $       (76)
Net cash provided by (used in) investing activities.          -            159           94         83          (368)          (32)
Net cash provided by (used in) financing activities.         20           (206)        (183)        77           377            85
                                                        -------      ---------    ---------   --------     ---------     ---------
Net increase (decrease) in cash and cash equivalents          -            (16)          (7)         -             -           (23)
Effect of exchange rate changes on cash and cash
   equivalents......................................          -              -            -          3             -             3
Cash and cash equivalents at beginning of period....          -             16            8         14             -            38
                                                        -------      ---------    ---------   --------     ---------     ---------
Cash and cash equivalents at end of period..........   $      -     $        -   $        1   $     17   $         -   $        18
                                                        =======      =========    =========   ========     =========     =========

                                                                              Nine Months Ended September 30, 2001
                                                                           ---------------------------------------
                                                                                   U.S.         Non-
                                                        Parent        Issuer    Guarantors   Guarantors  Eliminations   Consolidated
                                                        ------        ------    ----------   ----------  ------------   ------------
                                                                                   (Dollars in millions)


Net cash provided by (used in) operating activities.   $    (32)    $        1  $       (50)$      54    $        8   $       (19)
Net cash provided by (used in) investing activities.          -             20            5       (67)           24           (18)
Net cash provided by (used in) financing activities.         32            (40)          39        12           (32)           11
                                                        -------      ---------    ---------  --------     ---------     ---------
Net increase in cash and cash equivalents...........          -            (19)          (6)       (1)            -           (26)
Effect of exchange rate changes on cash and cash
   equivalents......................................          -              -            -        (1)            -            (1)
Cash and cash equivalents at beginning of period....          -             31            7         9             -            47
                                                        -------      ---------    ---------  --------     ---------     ---------
Cash and cash equivalents at end of period..........   $      -     $       12   $        1 $       7    $        -    $       20
                                                        =======      =========    =========  ========     =========     =========


                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Unsecured intercompany term notes in an aggregate principal amount, at September 30, 2002, equal to $419 million (based on currency exchange rates in effect at September 30, 2002), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes.

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

(10)     OTHER (INCOME) EXPENSE, NET

         The following table presents an analysis of other (income) expense, net:

                                                          For the Nine Months Ended
                                                               September 30,
                                                               -------------
                                                        2001                   2002
                                                        ----                   ----
Interest income..................................     $     (2)             $    (2)
Currency (gains) losses..........................           (2)                 (20)
Bank fees........................................            2                    2
Loss on sale of accounts receivable..............            2                    1
Amortization of goodwill.........................            1                    -
(Gain) loss on sale of assets....................           (1)                   -
Legal liability reserve (other than antitrust
    investigations and related lawsuits and
    claims)......................................            -                    2
Other............................................           (1)                   3
                                                        ------               ------
    Total other (income) expense, net............     $     (1)             $   (14)
                                                        ======               ======

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES




               INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1
               ---------------------------------------------------

IMPORTANT TERMS

         We use various terms to identify companies, groups of companies or other matters. These terms help to simplify the presentation of information and are defined in the Notes to Consolidated Financial Statements in this Report.

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

         Unless otherwise stated, when we refer to "EBITDA" we mean gross profit, less research and development expense, selling, administrative and other expenses, restructuring charges (credits), investigation, class action, lawsuit and claim expenses, global realignment and related expenses and other (income) expense, net, plus depreciation, amortization, inventory write-downs and that portion of restructuring charges (credits) applicable to non-cash asset write-offs. Compensation expense associated with stock grants and impairment losses on long-lived assets and securities held-for-sale are excluded from EBITDA. We believe that EBITDA is generally accepted as providing useful information regarding a company's ability to incur and service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from continuing operations or other consolidated income or cash flow data prepared in accordance with U.S. generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our method for calculating EBITDA may not be comparable to methods used by other companies and is not the same as the method for calculating EBITDA for purposes of the financial covenants under the Senior Facilities or the Senior Notes. The method for calculating EBITDA under the Senior Facilities is not the same as it is under the Senior Notes.

         References to cost in the context of our low-cost supplier strategy do not include the impact of special or non-recurring charges or credits, such as those related to investigations, lawsuits or claims, restructurings, impairment losses, inventory write-downs or expenses incurred in connection with lawsuits initiated by us, or the impact of accounting changes.

         All cost savings and reductions relating to our 1998 enhanced global restructuring and rationalization plan are estimates based on a comparison, with respect to provision for income taxes, to costs in 1998 or, for all other costs, to costs in the 1998 fourth quarter (annualized). All

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


cost savings and reductions relating to our new major cost savings plan announced in January 2002 are estimates or targets based on a comparison to costs in 2001 (and assuming no change in currency exchange rates). For these purposes, our average graphite electrode production cost per metric ton was $1,691(relative to annual graphite electrode production volume of about 180,000 metric tons), our annual overhead costs were $78 million and our effective income tax rate was 45% before taking into account the corporate realignment of our subsidiaries. Estimates and targets of savings in interest expense resulting from the 2002 plan do not give effect to the increase in interest expense resulting from the issuance of the Senior Notes or interest rate management initiatives related thereto.

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

FORWARD LOOKING STATEMENTS AND RISKS

         This Report contains forward looking statements. In addition, from time to time, our representatives or we have made or may make forward looking statements orally or in writing. These include statements about such matters as: future production and sales of steel, aluminum, fuel cells, electronic devices and other products that incorporate our products or that are produced using our products; future prices and sales of and demand for graphite electrodes and our other products; future operating levels and operational and financial performance of various businesses; impacts of regional and global economic conditions; strategic restructuring, realignment, strategic alliance, supply chain, technology development and collaboration, investment, acquisition, joint venture, operating, organizational, compensation, capacity expansion, integration, tax planning, rationalization, financial and capital plans and projects or the impact thereof; legal matters and related costs; consulting fees and related projects; potential offerings, sales and other actions regarding debt and equity securities of us and our subsidiaries; and future costs, working capital, revenue, business opportunities, values, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words "will," "may," "plan," "estimate," "project," "believe," "anticipate," "intend," "expect," "should," "target," "goal" and similar expressions identify some of these statements.

         Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

        o the possibility that global or regional economic conditions affecting our products may not improve or may worsen;

        o the possibility that anticipated additions to capacity for producing steel in electric arc furnaces or for producing aluminum may not occur or that additions to such capacity or increases in production of steel in electric arc furnaces or of aluminum may not result in stable or increased demand for or prices or sales volume of graphite electrodes or cathodes;

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



        o the possibility that announced or anticipated decreases or increases in graphite electrode manufacturing capacity or production by us or other producers may not occur or may or may not offset each other, that any net decrease in such capacity or production may not result in stable or increased demand for or prices or sales volume of graphite electrodes and that any net increase in such capacity or production may result in increased competition and reduced prices or sales volumes of graphite electrodes;

        o the possibility that increases in graphite cathode manufacturing capacity or production by us or other producers may result in increased competition and reduced prices or sales volumes of graphite cathodes;

        o the possibility that economic or technological developments may adversely affect growth in the use of graphite cathodes in lieu of carbon cathodes in the aluminum smelting process;

        o the possibility of delays in or failure to achieve widespread commercialization of proton exchange membrane, or "PEM," fuel cells which use natural graphite materials and components or that manufacturers of PEM fuel cells may obtain those materials or components from other sources;

        o the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management or other products;

        o the possibility of delays in meeting or failure to meet product development milestones or delays in expanding or failure to expand manufacturing capacity;

        o the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others;

        o the possibility that the lawsuit against our former parents initiated by us could be dismissed or settled, our theories of liabilities or damages could be rejected, material counterclaims could be asserted against us, legal expenses and distraction of management could be greater than anticipated, or unanticipated events or circumstances may occur;

        o the occurrence of unanticipated events or circumstances relating to antitrust investigations, lawsuits or claims, including the commencement of new investigations, lawsuits or claims relating to the same subject matter as the pending investigations, lawsuits or claims;

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



        o the possibility that expected cost savings or reductions may not be fully realized;

        o the occurrence of unanticipated events or circumstances relating to health, safety or environmental compliance or remediation obligations, labor relations or the plans or projects mentioned above;

        o changes in interest or currency exchange rates, in competitive conditions or in inflation affecting our raw material, energy, euro-denominated antitrust liabilities or other costs;

        o the possibility of our failure to satisfy conditions or milestones to, or the occurrence of breach of the terms of, our strategic alliances with Jilin, Pechiney, Ballard Power Systems, Conoco or others;

        o the possibility that changes in our financial performance may affect our compliance with financial covenants or other provisions, or the amount of funds available for borrowing, under the Senior Facilities; and

        o other risks and uncertainties, including those described elsewhere or incorporated by reference in this Report.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

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

REALIGNMENT AND NAME CHANGE

         In early 2001, we launched a strategic initiative to strengthen our competitive position and to change our corporate vision from an industrial products company to an energy solutions company. In connection with this initiative, we realigned our company and management around two operating divisions, our Graphite Power Systems Division and our Advanced Energy Technology Division. We believe that this realignment is enabling us to develop and implement strategies uniquely designed to maximize the opportunities for each of our businesses. We may also adopt compensation plans designed to incentivize management of each of our businesses on a basis consistent with its particular strategies. In addition, we believe that this transparent, unified divisional focus has and will continue to better enable us to structure and enter into strategic alliances beneficial to each of our businesses. As we continue to refine the strategies for each of our businesses, we may further refine the allocation of businesses between divisions, including moving businesses from one division to another or changing the divisional structure.

         To reflect our new emphasis on graphite and carbon technology and our new corporate vision, we changed the name of our parent public company to GrafTech International Ltd. in May 2002. Our trading symbol on the NYSE is "GTI."

         We have realigned the corporate organizational structure of our foreign subsidiaries. As a result, most of the non-U.S. businesses of each of our two divisions are segregated into separate companies along divisional lines. In addition, because most of the operations, net sales

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

OUR DIVISIONS

         Our Graphite Power Systems Division manufactures and delivers high quality graphite and carbon electrodes and cathodes and related services that are key components of the conductive power systems used to produce steel, aluminum and other non-ferrous metals. Graphite electrodes are consumed in the production of steel in electric arc furnaces, the steel making technology used by all "mini-mills." Mini-mills constitute the higher long-term growth sector of the steel industry. Graphite electrodes are also consumed in refining steel in ladle furnaces and in other smelting processes. Our graphite electrodes accounted for about 77% of this division's net sales during the 2002 first nine months. Carbon electrodes are used in the production of silicon metal, a raw material primarily used in the manufacture of aluminum. Graphite and carbon cathodes are used in aluminum smelting.

         Because of its strong competitive position, we believe that this division is well positioned to benefit from the expected cyclical recovery in production of steel and other metals. To maintain its strong competitive position, we have instituted and continue to institute various strategic initiatives to improve the cost structure, increase the revenues and maximize the cash flow generated by this division. These strategic initiatives include pursuing cost savings, leveraging our global presence with industry leading customers, expanding value-driven enterprise selling, delivering exceptional and consistent quality, and providing superior technical service.

         Our Advanced Energy Technology Division develops, manufactures and sells high quality, highly engineered natural and synthetic graphite- and carbon-based energy technologies, products and services for both established and high-growth-potential markets. We currently sell these products primarily to the transportation, chemical, petrochemical, fuel cell power generation and electronic thermal management markets. In addition, we provide cost effective technical services to a broad range of markets and license our proprietary technology in markets where we do not anticipate engaging in manufacturing ourselves. As appropriate, we have instituted and continue to institute strategic initiatives in this division similar to those in our Graphite Power Systems Division. This division also focuses unique emphasis on developing

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



and exploiting our patented and proprietary technologies related to graphite and carbon materials science and processing and manufacturing technology.

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

         We filed 11 new patent applications during the 2002 third quarter and 40 during the 2002 first nine months. We received 6 new patents during the 2002 third quarter and 10 during the 2002 first nine months. The new patent filings primarily relate to fuel cell, industrial heat management and sealing applications. In the 2002 third quarter, total patent application and patent application rights filings increased to more than 300 and total issued patents increased to 177.

COST REDUCTION PLANS

         OVERVIEW. GTI's Board of Directors adopted a global restructuring and rationalization plan in September 1998 and we launched additional initiatives to enhance the plan in October

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



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

         As part of the 2002 plan, we mothballed our graphite electrode manufacturing operations in Caserta, Italy during the 2002 first quarter, ahead of schedule. These operations had the capacity to manufacture 26,000 metric tons of graphite electrodes annually. After the shutdown of our graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee in the 2001 third quarter, these operations were our highest cost graphite electrode manufacturing operations. We expect to further incrementally expand graphite electrode manufacturing capacity at our facilities in Mexico, France and Spain over the next nine to twelve months. After the mothballing and incremental expansion, our total annual graphite electrode manufacturing capacity will remain about 210,000 metric tons. During the 2002 second quarter, we launched the expansion at our facility in Monterrey, Mexico, which will increase its capacity from about 40,000 metric tons to about 60,000 metric tons annually. We expect to complete this expansion by the end of the 2003 first quarter.

           We have identified a number of additional plant and overhead cost reduction projects. One of the major projects is employee benefit plan redesign. In the 2001 fourth quarter and 2002 first quarter, we redesigned and implemented changes in our retiree medical insurance plan and our U.S. retirement and savings plans for active and retired employees. These changes resulted in

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



annual cost savings of $2 million in 2001 and are expected to result in annual cost savings of more than $11 million in 2002 and thereafter. In addition, on July 1, 2002, we amended our U.S. post-retirement medical coverage. Effective December 31, 2003, we will discontinue the Medicare supplement plan (for retirees 65 years or older or those eligible for Medicare benefits). This change will apply to all current employees not covered by a collective bargaining agreement, all current retirees who were not covered by a collective bargaining agreement when they retired, as well as those retirees who retired under a former collective bargaining agreement. This change is expected to reduce our net post-retirement medical benefit obligation by about $7 million, and the reduction will be amortized over the remaining life of the retiree population.

         The corporate realignment of our subsidiaries was substantially completed in the 2002 first half and resulted in substantial tax savings. As a result of the corporate realignment of our subsidiaries, the effective income tax rate for 2002, excluding non-recurring charges or benefits associated with the corporate realignment of our subsidiaries, is expected to be about 35%.

         We intend to sell real estate, non-strategic businesses and certain other non-strategic assets over the next two years. We anticipate that the aggregate estimated pre-tax, cash proceeds from these sales will total $75 million. We anticipate receiving about $50 million during 2003 and the remainder in 2004, which is later than previously expected primarily due to less favorable than anticipated general economic conditions. We believe that successful completion of these asset sales will strengthen our balance sheet.

         We are targeting recurring annual cost savings of $30 million in 2003, $60 million in 2004 and $80 million in 2005, which is later than previously expected due to a variety of factors. These factors include the sale of higher cost inventories associated with low operating levels in early 2002, higher than planned costs associated with activities to transition graphite electrode production capacity from our higher cost facilities to our lower cost facilities in Mexico, Brazil and South Africa, including the sourcing of graphite electrodes from other producers and extended preparations at our existing facilities to run at capacity, the reintroduction of our global incentive programs during the 2002 first half and certain impacts of net changes in currency exchange rates. Savings achieved under the 2002 plan are additive to those which we achieved by the end of 2001 under the 1998 plan that is now completed.

         We achieved cost savings of about $10 million in the 2002 first nine months.

         We believe that the 2002 plan will:

         o further strengthen our position and our competitive advantage as a low cost supplier to the steel and other metals industries;

         o better enable us to largely maintain our gross profit margin and operating margin during the current global economic downturn;

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



         o better enable us to optimize our product mix ranging from higher value added "supersize" ultra-high power graphite electrodes to cost competitive high power small diameter graphite electrodes for ladle furnaces;

         o further improve our position to benefit, in terms of operations, earnings and cash flow from operations, from the expected cyclical recovery in electric arc furnace steel production; and

         o enable us to further reduce total debt, which should result in savings in interest expense (interest expense savings do not take into account higher interest expense resulting from the sale of the Senior Notes or interest rate management initiatives related thereto).

         We completed the mothballing of our Italian graphite electrode operations during the 2002 first quarter. As expected and previously announced, working capital requirements temporarily increased similar to what we experienced with the closure of our U.S. graphite electrode operations, and net debt levels increased during the 2002 first nine months as a result of these working capital needs and low net sales of graphite electrodes, primarily due to economic conditions.

         We believe that implementation of the 2002 plan will require about $20 million of cash exit costs (excluding taxes), of which about $15 million has been recorded through September 30, 2002. Approximately $8 million of the $15 million has been paid through September 30, 2002. The 2002 plan resulted in about $29 million of non-cash restructuring charges and impairment losses on long-lived assets, of which about $24 million was recorded in the 2001 fourth quarter. In addition, in the 2002 first quarter, we recorded a $5 million restructuring charge that related primarily to the mothballing of our graphite electrode manufacturing operations in Italy under the 2002 plan. This charge includes estimated pension, severance and other related employee benefit costs for 102 employees and other costs related to the mothballing. These costs are additive to the $3 million of cash exit costs and $58 million of non-cash restructuring charges and impairment losses on long-lived assets related to the shutdown of our graphite electrode manufacturing operations in Tennessee recorded in 2001. The remaining actions associated with the 2002 plan, primarily the implementation of global work process changes and additional overhead cost reductions, could result in additional restructuring charges.

         The mothballing of our graphite electrode manufacturing operations in Italy will enable us to avoid annually an average of $2 million of otherwise necessary capital expenditures. We expect to make the planned incremental expansions of graphite electrode manufacturing capacity for capital expenditures of $15 million and complete such expansion within the next nine to twelve months.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


electrode production cost per metric ton by the end of 2001 by 15% since the 1998 fourth quarter.

         OTHER COST SAVINGS ACTIVITIES. Since 1998, we have initiated other cost savings activities. Some of these activities will continue while the 2002 plan is being implemented.

         We began to implement in 2000 and are continuing to implement a global business process rationalization and transformation initiative. Through September 30, 2002, our investment in the initiative included about $10 million of consulting fees and internal costs and $7 million of capital expenditures, primarily for advanced planning and scheduling software, global treasury management systems and costs related to implementation of global information technology systems.

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

         Effective April 2001, we entered into a ten year service contract with CGI Group Inc. valued at $75 million. Pursuant to the contract, CGI became the delivery arm for our global information technology service requirements, including the design and implementation of our global information and advanced manufacturing and demand planning processes, using J.D. Edwards software. Through this contract, we are seeking to transform our information technology service capability into an efficient, high quality enabler for our global supply chain initiatives as well as a contributor to our cost reduction objectives. Under the outsourcing provisions of this contract, CGI manages our data center services, networks, desktops, telecommunications and legacy systems. Through this contract, we believe that we will be able to leverage the resources of CGI to assist us in achieving our information technology goals and our cost savings targets.

         In the 2001 second quarter, we recorded a $58 million charge for restructuring and impairment loss on long-lived assets related to the shutdown of our graphite electrode manufacturing operations at our facilities in Clarksville and Columbia, Tennessee. In 2000, these operations were our highest cost graphite electrode manufacturing operations. We expect that the shutdown will result in total annual cost savings of $18 million and will enable us to avoid about $9 million in otherwise necessary capital expenditures. Certain of these cost savings were realized in 2001 and the balance is expected to be realized in 2002. The shutdown was completed on schedule near the end of the 2001 third quarter. We incrementally expanded graphite electrode manufacturing capacity at our facilities in Mexico, Spain and South Africa.

         In the 2001 third quarter, we recorded a $2 million charge for restructuring and impairment loss on long-lived assets related to the realignment of our businesses into our Advanced Energy Technology Division and Graphite Power Systems Division, the relocation of our corporate headquarters and the shutdown of our coal calcining operations located in

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


Niagara Falls, New York. We shut down our coal calcining operations primarily because we entered into a five-year agreement to purchase calcined coal from a third party at a lower net effective cost than we can produce it for ourselves. The shutdown was completed at the end of 2001. As part of the business realignment, we have centralized management functions of our Advanced Energy Technology Division in Cleveland, Ohio, and management functions of our Graphite Power Systems Division in Etoy, Switzerland. In December 2001, we relocated our corporate headquarters, consisting of about 10 employees, from Nashville, Tennessee, to Wilmington, Delaware. The charge relates primarily to a workforce reduction of 24 employees.

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

         In the 2002 second quarter, we recorded a $13 million ($8 million after tax) non-cash charge primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee as a result of a decline in demand and loss of market share. The primary end market for carbon electrodes is silicon metal, which remains very depressed in the U.S. where our main customer base is located.

         In the 2002 third quarter, we entered into a ten year outsourcing contract with CGI Group Inc. valued at $36 million. Pursuant to the contract, CGI will become the delivery arm for our finance and accounting business process services, including accounts receivable and accounts payable activities. CGI will also provide various related analytical services such as general accounting, cost accounting and financial analysis activities. Through this contract, we believe that we will be able to further leverage the resources of CGI to assist us in achieving our cost savings targets.

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

         We have developed a strategic relationship with Conoco. In December 2000, we entered into a license and technical services agreement with Conoco to license our proprietary technology for use at the carbon fiber manufacturing facility that Conoco is building in Ponca City, Oklahoma. We also will continue to provide a wide variety of technical services to Conoco. Under a separate manufacturing tolling agreement entered into February 2001, we are providing manufacturing services to Conoco at our facility in Clarksburg, West Virginia for carbon fibers. Under the three-year manufacturing tolling agreement, we are using raw materials

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


provided by Conoco to manufacture carbon fibers. Conoco's new carbon fiber technology could be used in portable power applications, such as batteries for personal computers and cell phones, as well as a wide range of other electronic devices and automotive applications. In 2001, we entered into a seven year contract with Conoco relating to the supply of petroleum coke.

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

         In April 2001, we entered into a joint venture agreement with Jilin to produce and sell high-quality graphite electrodes in China, which we believe to be the largest market for graphite electrodes in the world. If successfully implemented, the joint venture would utilize renovated capacity at Jilin's main facility in Jilin City, complete additions at another facility in Changchun that were begun by Jilin and commence operations in 2003. We are required to make capital contributions of $6 million of cash ($2 million of which has been contributed to date) plus technical assistance (a substantial portion of which has already been contributed) for our 25% ownership interest in the joint venture. The successful implementation and completion of the parties' capital contributions to the joint venture is subject to the receipt of required Chinese governmental approvals and satisfaction of other conditions.

         We have been working with Ballard Power Systems since 1992 on developing natural graphite-based materials for use in Ballard Power Systems fuel cells for power generation. In June 2001, our subsidiary, Graftech, entered into a new exclusive development and collaboration agreement and a new exclusive long-term supply agreement with Ballard Power Systems, which significantly expand the scope and term of the prior agreements. In addition, Ballard Power Systems became a strategic investor in Graftech, investing $5 million (valued at the time of investment) in shares of Ballard Power Systems common stock for a 2.5% equity ownership interest, to support the development and commercialization of natural graphite-based materials and components for proton exchange membrane fuel cells.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


right to manufacture and sell, after agreed upon release dates, natural graphite-based materials and components for use in proton exchange membrane fuel cells to other parties in the fuel cell industry.

GLOBAL ECONOMIC CONDITIONS AND OUTLOOK

         We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate.

         2001. Economic weakening in North America continued and became more severe in 2001. This economic weakness was exacerbated by the impact on economic conditions of the terrorist acts in the U.S. in September 2001. Many steel companies in the U.S. were subject to or filed for protection under the U.S. Bankruptcy Code. Electric arc furnace steel production declined in 2001 as compared to 2000 by about 11% in the U.S.

         The economic weakness in North America adversely impacted Europe, Asia (except for China), Brazil and other regional economies, and this impact became more severe during 2001. Electric arc furnace steel production declined in 2001 as compared to 2000 by about 11% in Asia (excluding China) and 11% in Brazil. The decline of electric arc furnace steel production in Brazil was caused both by shortages of electricity brought on by a drought that reduced hydroelectric power generation (that have been largely relieved in 2002) as well as by the weakening in global economic conditions. Brazil was also impacted by developing currency, debt and related economic crises in Brazil itself as well as in neighboring Argentina. Electric arc furnace steel production in China remained relatively stable.

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

         We have been experiencing intense competition in the graphite electrode industry. One of our U.S. competitors, The Carbide/Graphite Group, Inc., filed for protection under the U.S. Bankruptcy Code in October 2001. In order to seek to minimize our credit risks, we have reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unpaid trade receivables from steel companies in the U.S. that have filed for protection under the U.S. Bankruptcy Code since January 1, 2000 have aggregated only 1.4% of net sales of graphite electrodes in the U.S. during the same period. Our volume of graphite electrodes sold declined in

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


2001 as compared to 2000 by about 20% due primarily to the decline in electric arc furnace steel production as well as our efforts to implement and maintain local currency selling price increases and our efforts to seek to minimize credit risks.

         The global and regional economic conditions that impacted demand and prices for graphite electrodes also impacted demand and prices for most of our other products sold to the metals, transportation and other industries (other than graphite cathodes). In general, demand was relatively stable and pricing remained relatively weak. Demand and prices for graphite cathodes remained relatively strong primarily due to construction of new aluminum smelters using graphite cathodes, even as old smelters using carbon cathodes are removed from service.

           2002. We estimate global electric arc furnace steel production increased in the 2002 first nine months as compared to the 2001 first nine months by about 1%. This increase was primarily due to an increase in production in China, partially offset by a decline in production in Europe. Electric arc furnace steel production remained weak in Asia (other than China), but increased slightly in the U.S. Total global steel production inceased in the 2002 first nine months as compared to the 2001 first nine months by about 5%. This increase was primarily due to an increase of about 24% in China, partially offset by declines of about 2% in each of Western Europe and the U.S. We are seeing the building of steel inventory levels, especially in the U.S.

         In March 2002, President Bush announced his decision to impose tariffs, of up to 30% initially and declining thereafter over a three year period, on most imported steel as part of a broader plan to rescue the financially troubled steel industry in the U.S. There is a pending review of the tariffs by the World Trade Organization and several additional exemptions are being considered by the Bush administration. We believe that the tariffs are having a modest positive impact on electric arc furnace steel production in the U.S. While steel imported from Mexico is exempt from those tariffs, steel imported from Europe, Asia and Brazil is not exempt. Steel production in those regions has been adversely impacted by the tariffs. In addition, steel production in Brazil continues to be impacted by its own economic crises (although the debt restructuring recently approved by the World Bank may mitigate the impact of those crises). Further, import duties in China on both steel and graphite electrodes have declined as a result of the admission of China to the World Trade Organization. We cannot predict whether and to what extent these developments will impact our global business over the long-term.

         Notwithstanding the slight increase in global electric arc furnace steel production, we believe that worldwide graphite electrode demand in the 2002 first nine months was relatively stable as compared to the 2001 first nine months. We also believe that graphite electrode pricing declined in the 2002 first nine months as compared to the 2001 first nine months by about 12% (in dollar terms).

           Weak global and regional economic conditions in 2002 have resulted in relatively low demand and weak pricing for our other products sold to metals, transportation and other industries (other than graphite cathodes). Demand and

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


prices for graphite cathodes remained stable primarily due to construction of new aluminum smelters using graphite cathodes, even as old smelters using carbon cathodes are removed from service.

         OUTLOOK. We believe that business conditions for most of our products (other than cathodes) will remain challenging through the 2002 fourth quarter and well into 2003. In particular, demand for carbon electrodes in the U.S. (where our main customer base is located) and demand for advanced graphite and carbon material products used in semiconductor, telecommunication and electronic industries is depressed.

         We believe that the rebound we have experienced in graphite electrode demand from the extraordinarily low level in the beginning of the 2002 first quarter is primarily due to the modest improvement in conditions in the steel industry and an increase in our market share as we continue to implement our enterprise selling and other strategies. Our graphite electrode order book is full for 2002 and our cathode order book is virtually full for the 2003 first half. During the 2002 fourth quarter, we expect graphite electrode sales volume to be between approximately 47,000 and 48,000 metric tons and a 1% to 2% improvement in average graphite electrode prodution cost per metric ton. Our outlook for the businesses in the Advanced Energy Technology Division remains flat as compared to 2002 third quarter. We announced, effective for new orders placed after July 15, 2002, an increase of about 10% in the price for our graphite electrodes sold in Europe, the Commonwealth of Independent States and the Middle East and, effective for new orders placed after November 5, 2002, an increase of about 10% in the price for our graphite electrodes sold in the U.S. We cannot predict whether we will be able to maintain such price increases without adversely affecting sales volume.

         We plan to continue to operate our plants at capacity to meet demand, which is expected to positively impact average electrode production cost per metric ton as compared to the 2002 first nine months. We also expect to benefit from our cost savings activities. We believe that this will mitigate the impact on gross profit of pressure on net sales. We expect to deliver a 4% to 6% lower average graphite electrode production cost in 2003 as compared to 2002 as we realize the annualized impact of our plant rationalization activities, cost reduction programs and increased economies of scale.

          In the Advanced Energy Technology Division, we currently have approximately 20 active component development programs for our electronic thermal management business, 9 of which are in the product-testing phase, offering greater opportunity for the commercialization of our eGraf(TM) products to drive our future growth.

         We have implemented interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. In the 2002 second quarter, we entered into and, in the 2002 third quarter, we reset ten-year interest rate swaps for a total notional amount of $250 million that effectively converted that amount of fixed rate debt to variable rate debt. We are targeting interest expense of $60 million for 2002, essentially the same as in 2001.

         Our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in tax and

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

         At September 30, 2002, after giving effect to the offerings, the application of the net proceeds and the corporate realignment of our subsidiaries, the Senior Facilities constituted $155 million of our total debt of $735 million (including $7 million for unamortized bond premium and $7 million for fair value of hedged debt obligations) of which $137 million was borrowings under term loans and all of the scheduled principal payments of which term loans are due in 2007.

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

         In November 2002, Moody's Investor Service reduced its rating on the Senior Notes from B2 to B3. Moody's confirmed its Ba3 rating on the Senior Facilities.

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

         In April 2001, the Senior Facilities were amended to, among other things, exclude certain expenses incurred in connection with the lawsuit initiated by us against our former parents (up to a maximum of $20 million, but not more than $3 million in any quarter) and certain charges and payments in connection with antitrust fines, settlements and expenses from the calculation of financial covenants. After giving effect to subsequent amendments to the Senior Facilities, payments within the $340 million charge recorded in 1997 are excluded from the calculation of financial covenants and charges over and above the $340 million charge are excluded from the calculation of financial covenants (until paid) up to a maximum of $75 million, reduced by the amount of certain debt (other than the Senior Notes) incurred by us that is not incurred under the Senior Facilities ($16 million of which debt was outstanding at September 30, 2002). As a result, the fine assessed by the antitrust authority of the European Union, as well as the additional $10

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


million charge recorded in July 2001 and any payments related to such fine (including payments within the $340 million charge), are excluded from such calculations.

         In July 2001, in connection with the underwritten public offering of common stock, the Senior Facilities were amended to, among other things, change our financial covenants so that they were less restrictive than would otherwise have been the case. In connection therewith, we agreed that our investments in unrestricted subsidiaries after this amendment would be made in the form of secured loans, which will be pledged to secure the Senior Facilities, and that the maximum amount of capital expenditures permitted under the Senior Facilities would be reduced in 2001 and 2002. We do not expect that our capital expenditures would exceed such maximums. In connection therewith, we paid an amendment fee of $2 million and the margin, which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 25 basis points.

         In December 2001, the Senior Facilities were amended to, among other things, permit the corporate realignment of our subsidiaries. In connection therewith, we paid an amendment fee of $1 million.

         In February 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $400 million aggregate principal amount of Senior Notes. In addition, our maximum permitted leverage ratio was substantially increased and our minimum required interest coverage ratio was substantially decreased. The amendment also changed the manner in which net debt and EBITDA are calculated to exclude any letter of credit issued to secure payment of the antitrust fine assessed against us by the antitrust authority of the European Union. In addition, the amendment expanded our ability to make certain investments, including investments in Graftech, and eliminated provisions relating to a spin-off of Graftech. In connection therewith, we paid an amendment fee of $1 million and the margin, which is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 37.5 basis points.

         In May 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $150 million aggregate principal amount of additional Senior Notes. In connection with this amendment, our maximum permitted leverage ratio was changed to measure the ratio of net senior secured debt to EBITDA as against new specified amounts. Our interest coverage ratio was also changed. We believe that these changed ratios will provide us with greater flexibility. In addition, the amendment reduced the maximum amount available under our revolving credit facility to (euro)200 million from (euro)250 million ((euro)25 million of which can only be used to pay or secure payment of the fine assessed by the antitrust authority of the European Union) and reduced the basket for certain debt incurred by us that is not incurred under the Senior Facilities (excluding the Senior Notes) to $75 million from $130 million ($16 million of which debt was outstanding at September 30, 2002). In connection therewith, we paid fees and costs of $1 million.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


         The net proceeds from the sale of the Senior Notes in February and May 2002 were applied to repay term loans under the Senior Facilities and to reduce the outstanding balance under our revolving credit facility.

LITIGATION AGAINST OUR FORMER PARENT COMPANIES INITIATED BY US

         In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with our leveraged equity recapitalization in January 1995 were unlawful under the General Corporation Law of the State of Delaware, that our former parents were unjustly enriched by receipts from their investments in GTI and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. Some of our claims provide for joint and several liability; however, damages from our various claims would not generally be additive to each other. The defendants have filed motions to dismiss this lawsuit and a motion to disqualify certain of our counsel from representing us in this lawsuit. Oral hearings were held on those motions in the 2001 first and second quarters. The court approved a motion to disqualify certain of our counsel in November 2002. We do not believe that this will adversely affect this lawsuit. The court has not ruled on the motions to dismiss. Litigation such as this lawsuit is complex. Complex litigation can be lengthy and expensive. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through September 30, 2002, we had incurred about $4 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

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

         In April 1998, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The payments due in 1998, 1999 and 2000 were timely made. In January 2001, at our request, the due date of each of the remaining three payments was deferred by one year and, at our request, in January 2002, the payment schedule for the $60 million unpaid balance outstanding at that time was revised to $2.5 million payment in April 2002, a $5.0 million

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million through January 2007. Beginning in 2004, the U.S. Department of Justice may ask the court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. At September 30, 2002, the statutory rate of interest was 1.68% per annum. Accrued interest will be payable together with each quarterly payment. Of the $110 million aggregate amount and before giving effect to the restructured payment schedule, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. In March 1999, our Canadian subsidiary pled guilty to a one count charge of violating Canadian antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a fine of Cdn. $11 million. All payments due have been timely made.

         In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. In March 2002, we were advised that it had, after holding a hearing, assessed a fine against us in the amount of 676 million KRW ($569,000 based on currency exchange rates at time of payment). Five other graphite electrode producers were also fined by it in amounts ranging up to 4,396 million KRW (approximately $3.3 million, based on currency exchange rates in effect at the time of the decision imposing the fine). Our fine, which represented 0.5% of our graphite electrode sales in Korea during the relevant time period and was the lowest fine as a percentage of sales imposed, reflected a substantial reduction as a result of our cooperation with that authority during its investigation. In May 2002, we appealed the decision. In July 2002, the Korean antitrust authority affirmed its decision on appeal. We paid the fine together with accrued interest, an aggregate of $584,000, in August 2002.

         In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleged that we and other producers violated European antitrust laws in connection with the sale of graphite electrodes. In July 2001, that authority issued its decision. Under the decision, it assessed a fine of
(euro) 50.4 million ($50 million, based on currency exchange rates in effect at September 30, 2002) against GTI resulting from the role of our former management in a graphite electrode price fixing cartel. Seven other graphite electrode producers were also fined, with fines ranging up to (euro) 80.2 million. As a result of the assessment of the fine against us, we recorded a pre-tax charge of $10 million against results of operations in the 2001 second quarter as an additional reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. This decision has brought to a conclusion our last major antitrust liability. From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the court challenging the amount of the fine. The fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with EU Competition Authority regarding the appropriate form of

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


collateral security during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal to the court to waive the requirement for collateral security or to allow us to provide alternative security for payment. We cannot predict how or when the court would rule on such an interim appeal.

         In the 2001 second quarter, we became aware that the Brazilian antitrust authority had requested written information from various steelmakers in Brazil. In April 2002, our Brazilian subsidiary received a request for information from that authority. We have provided that information.

         In May 2002, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of specialty graphite. The statement alleges that we and other producers violated European antitrust laws in connection with the sale of specialty graphite. As a result of our substantial cooperation to date and our intention to continue to cooperate, under the Notice on Non-Imposition or Reduction of Fines in Cartel Cases issued by the EU Competition Authority, we believe that we will benefit from the maximum reduction possible (a 100% reduction) with the result that no fine will be payable. We cannot assure you how the EU Competition Authority will ultimately decide.

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

         Through September 30, 2002, we have paid an aggregate of $251 million of fines and net settlement and expense payments and $14 million of imputed interest. At September 30, 2002, $99 million remained in the reserve. The balance of the reserve is available for the balance of the fine payable by us to the U.S. Department of Justice (excluding imputed interest thereon), the fine assessed against us by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments payable to the U.S. Department of Justice for imputed interest at September 30, 2002 was about $6 million.

         We cannot assure you that remaining liabilities and expenses in connection with antitrust investigations, lawsuits and claims will not materially exceed the remaining uncommitted balance of the reserve or that the timing of payment thereof will not be sooner than anticipated. In the aggregate (including the assessment of the fine by the EU Competition Authority of the

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


European Union and the additional $10 million charge), the fines and net settlements and expenses are within the amounts we used to evaluate the $350 million charge. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, $350 million represents our estimate of these liabilities and expenses. The guilty pleas and the decision by the EU Competition Authority make it more difficult to defend against other investigations, lawsuits and claims. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

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

         During the 2001 first nine months, the euro declined about 3%, the Brazilian real declined about 27% and the South African rand declined about 16%. During the 2002 first nine months, the South African rand and the euro strengthened about 13% and 11%, respectively, while the Brazilian real declined about 41%.

RESULTS OF OPERATIONS

         HIGHLIGHTS OF 2002 THIRD QUARTER AS COMPARED TO 2002 SECOND QUARTER. Net sales of $154 million in the 2002 third quarter represented a $7 million, or 4%, decrease from net sales of $161 million in the 2002 second quarter. Gross profit of $34 million in the 2002 third quarter represented a $2 million, or 6%, decrease from gross profit of $36 million in the 2002 second quarter. Gross margin was essentially the same at 22.3% of net sales in 2002 third quarter as compared to 22.5% of net sales in 2002 second quarter. Earnings before non-recurring charges and benefits, were net loss of $5 million, or $0.08 per diluted share, in the 2002 third quarter as compared to net income of $3 million, or $0.05 per diluted share in the 2002 second quarter. Earnings, after those charges and benefits, were a net loss of $5 million, or $0.08 per diluted share, in the 2002 third quarter as compared to a net loss of $7 million, or $0.14 per diluted share, in the 2002 second quarter.

         The legal and tax restructuring and global realignment mentioned in this Report are part of the corporate realignment of our subsidiaries. The tax benefits from the corporate realignment

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


(which are referred to as tax benefits from legal and tax restructuring) have been recorded separately from expenses to implement the corporate realignment (which are referred to as global realignment and related expenses).

         Graphite Power Systems Division. Net sales decreased to $126 million in the 2002 third quarter from $133 million in the 2002 second quarter, primarily due to lower volume of graphite electrodes sold. Volume of graphite electrodes sold decreased 6% to 45,900 metric tons in the 2002 third quarter from 48,800 metric tons in the 2002 second quarter. The lower volume of graphite electrodes sold in the 2002 third quarter resulted in a decrease of $7 million in net sales. Average sales revenue per metric ton of graphite electrodes in the 2002 third quarter was $2,107, an increase of $12 per metric ton over the average in the 2002 second quarter of $2,095. Of this increase of $12 per metric ton, changes in currency exchange rates resulted in an increase of about $59 per metric ton, which was partially offset by a decline in average local currency selling prices and changes in customer and product sales mix.

         Average graphite electrode production cost per metric ton in the 2002 third quarter increased to $1,676, $10 higher than in the 2002 second quarter. These costs were negatively impacted in the 2002 third quarter as compared to the 2002 second quarter primarily due to sourcing graphite electrodes from other producers to meet demand from our customers, higher than planned costs associated with the transition of graphite electrode production capacity from our higher cost facilities to our lower cost facilities in Mexico, Brazil and South Africa, as well as net changes in currency exchange rates and the seasonal slowdown in Europe.

         Gross profit in the 2002 third quarter was $28 million (22.3% of net sales), a decrease of $2 million from gross profit in the 2002 second quarter of $30 million (22.5% of net sales).

         Advanced Energy Technology Division. Net sales were $28 million in the 2002 third quarter, virtually the same as in the 2002 second quarter, as lower sales volume of products sold to the automotive industry was offset by higher sales volume of carbon refractories. Sales of advanced graphite and carbon materials remained consistent in the 2002 third quarter as compared to the 2002 second quarter. New product development and commercialization efforts continued to progress successfully. During the 2002 third quarter, this division continued to expand commercialization opportunities for its heat sink and heat spreader components and thermal interface products. During the 2002 third quarter, this division shipped 26 electronic thermal management prototype components to potential customers, for a total of 61 prototypes shipped this year. For thermal interface materials, this division has over 55 applications formally approved by customers.

         Other Items. Selling, administrative and other expenses were $20 million in the 2002 third quarter, virtually the same as in the 2002 second quarter. Interest expense was $15 million in the 2002 third quarter, $2 million lower than in the 2002 second quarter, due to the impact of our interest rate swaps for a full quarter. Our average total debt outstanding was $706 million in 2002 third quarter as compared to $708 million in 2002 second quarter. Our average annual interest rate was 8.4% in 2002 third quarter as compared to 9.1% in 2002 second quarter. These

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


average annual rates include the benefits of our interest rate swaps and exclude imputed interest of the fine payable to the DOJ.

         Net Debt and Working Capital. Net debt (which is total debt, net of cash, cash equivalents, short-term investments, fair value of hedged debt obligations and unamortized bond premium) increased to $703 million at September 30, 2002 from $659 million at June 30, 2002. Total debt at September 30, 2002 was $735 million (including $7 million for unamortized bond premium and $7 million for fair value of hedged debt obligations). Working capital decreased by $30 million in the 2002 third quarter primarily due to an increase in the use of cash for accounts payable. We made a $29 million interest payment in the 2002 third quarter, including $26 million, net, for the first semi-annual interest payment under the Senior Notes. Interest is payable during the first and third quarters on the Senior Notes while interest was payable quarterly on the term loans under the Senior Facilities that were repaid with the net proceeds from the issuance of the Senior Notes. This change in our interest schedule is expected to introduce greater volatility in our working capital as measured on a quarterly basis (but not in total on an annual basis). During the 2002 third quarter, we also paid $19 million of taxes, approximately $11 million related to non-recurring transaction taxes and accelerated withholding taxes associated with our completed legal and tax restructuring and $4 million related to tax settlements. During the 2002 second quarter, we incurred $6 million of cash costs associated with the issuance of Senior Notes in May 2002 and the related amendment of the Senior Facilities. These costs were capitalized and will be amortized over the term of the Senior Notes.

         THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER30, 2001. Net sales of $154 million in the 2002 third quarter represented a $3 million, or 2%, decrease from net sales of $157 million in the 2001 third quarter, primarily due to the lower average local currency selling prices of graphite electrodes and lower net sales in our Advanced Energy Technology Division, partially offset by increased net sales of cathodes. Cost of sales of $120 million in the 2002 third quarter represented a $6 million, or 5%, increase from cost of sales of $114 million in the 2001 third quarter, primarily due to higher volume of graphite electrodes and cathodes sold. Gross profit of $34 million in the 2002 third quarter represented a $9 million, or 21%, decrease from gross profit of $43 million in the 2001 third quarter. Gross profit margin declined to 22.3% of net sales in 2002 third quarter from 27.6% in 2001 third quarter.

         Graphite Power Systems Division. Net sales of $126 million in the 2002 third quarter were virtually the same as in the 2001 third quarter, as the impact of higher volumes sold was offset by the impact of lower average graphite electrode sales revenue per metric ton. Volume of graphite electrodes sold was 45,900 metric tons in the 2002 third quarter as compared to 42,200 metric tons in the 2001 third quarter. The higher volume of graphite electrodes sold represented an increase of $9 million in net sales. The increase was primarily a result of stronger demand for graphite electrodes in North America. Average sales revenue per metric ton of graphite electrodes in the 2002 third quarter was $2,107 as compared to the average in the 2001 third quarter of $2,323. The lower average sales revenue per metric ton represented a decrease of $10 million in net sales. Changes in currency exchange rates benefited net sales by $1

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


million. Net sales of cathodes increased in the 2002 third quarter by 18%, or $3 million, from the 2001 third quarter.

         Cost of sales increased to $98 million in the 2002 third quarter from $93 million in the 2001 third quarter. Average cost of sales per metric ton of graphite electrodes was $1,676 in the 2002 third quarter, virtually unchanged from $1,679 in the 2001 third quarter. Higher than planned costs associated with the transition of production capacity to lower cost facilities and the impact of changes in currency exchange rates largely offset benefits from cost savings initiatives. Gross profit in the 2002 third quarter was $28 million (22.3% of net sales), a decrease from gross profit in the 2001 third quarter of $33 million (27.2% of net sales).

         Advanced Energy Technology Division. Net sales decreased to $28 million in the 2002 third quarter from $31 million in the 2001 third quarter, primarily due to lower technology sales, decreases in volume of refractories sold, in new business sales, in volume of flexible graphite sold for gasket applications due to lower demand from the automotive industry and in products sold to customers in the semiconductor and industrial sectors, particularly in Europe. New product development and commercialization efforts continued to progress successfully. Cost of sales was $22 million in the 2002 third quarter as compared to $21 million in the 2001 third quarter. The increase in cost of sales despite lower net sales was primarily a result of the reintroduction of our global incentive programs and additional inventory write-offs. Gross profit in the 2002 third quarter was $6 million (22.3% of net sales) as compared to gross profit in the 2001 third quarter of $10 million (29.0% of net sales).

         Items Affecting Us as a Whole. Selling, administrative and other expenses were $20 million in the 2002 third quarter, an increase of $1 million from the 2001 third quarter. The increase was primarily due to a credit of $1 million in the 2001 third quarter for a change in our U.S. vacation policy.

         Other (income) expense, net was a charge of $2 million in the 2002 third quarter as compared to income of $1 million in the 2001 third quarter.

         Interest expense was $15 million in the 2002 third quarter as compared to $14 million in the 2001 third quarter. Average total debt outstanding was $706 million in the 2002 third quarter as compared to $657 million in the 2001 third quarter. The average annual interest rate was 8.4% in 2002 third quarter as compared to 7.6% in the 2001 third quarter. These average annual rates include the benefits of our interest rate swaps and exclude imputed interest of the fine payable to the DOJ. The increase in the average annual interest rate was primarily due to the fact that the interest rate, net of interest rate management initiatives, on the Senior Notes is higher than the interest rate on the term loans under the Senior Facilities repaid with the net proceeds therefrom.

         Provision for income taxes was a benefit of $3 million in the 2002 third quarter as compared to a provision of $3 million in the 2001 third quarter. The effective income tax rate, before non-recurring charges, was 35% in the 2002 third quarter as compared to 45% in 2001 third quarter. The lower rate reflects the impact of our legal and tax restructuring.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


         As a result of the changes described above, net loss was $5 million in the 2002 third quarter as compared to net income of $4 million in the 2001 third quarter. Net income per diluted share, before and after non-recurring charges, was a loss of $0.08 in the 2002 third quarter as compared to earnings per diluted share of $0.07 in the 2001 third quarter.

         NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001. Net sales of $453 million in the 2002 first nine months represented a $46 million, or 9%, decrease from net sales of $499 million in the 2001 first nine months. Gross profit of $101 million in the 2002 first nine months represented a $42 million, or 29%, decrease from gross profit of $143 million in the 2001 first nine months. Gross profit margin declined to 22.4% of net sales in 2002 first nine months from 28.7% in 2001 first nine months. The decrease in net sales, gross profit and gross profit margin was primarily due to lower net sales of all products with the exception of cathodes, net sales of which increased by 16%.

         Graphite Power Systems Division. Net sales decreased to $370 million in the 2002 first nine months from $399 million in the 2001 first nine months, primarily due to the lower average graphite electrode sales revenue per metric ton. Volume of graphite electrodes sold was 133,200 metric tons in the 2002 first nine months as compared to 131,200 metric tons in the 2001 first nine months. The higher volume of graphite electrodes sold represented an increase of $5 million in net sales. Average sales revenue per metric ton of graphite electrodes in the 2002 first nine months was $2,096 as compared to the average in the 2001 first nine months of $2,370. The lower average sales revenue per metric ton represented a decrease of $36 million in net sales. Changes in currency exchange rates represented $7 million of the $36 million decrease.

         Cost of sales was $287 million in the 2002 first nine months, virtually the same as in the 2001 first nine months. Average cost of sales per metric ton of graphite electrodes was $1,661 per metric ton in the 2002 first nine months, a decline of $43, or about 3%, as compared to the 2001 first nine months. Average cost of sales per metric ton of graphite electrodes benefited from cost savings initiatives and net changes in currency exchange rates, partly offset by the impact of lower operating levels in early 2002 and higher than planned costs associated with activities to transition graphite electrode production capacity from our higher cost facilities to our lower cost facilities in Mexico, Brazil and South Africa. Gross profit in the 2002 first nine months was $83 million (22.4% of net sales), a decrease from gross profit in the 2001 first nine months of $112 million (28.2% of net sales).

         Advanced Energy Technology Division. Net sales decreased to $83 million in the 2002 first nine months from $100 million in the 2001 first nine months, primarily due to decreases in volume of refractories sold, in new business sales, in volume of flexible graphite sold for gasket applications due to lower demand from the automotive industry and in products sold to customers in the semiconductor and industrial sectors, particularly in Europe. Our core businesses in this division remained at trough levels. New product development and commercialization efforts continued to progress successfully. During 2002, IBM Corporation and Intel Corporation approved and purchased eGraf(TM) thermal interface products for computer, consumer electronic and telecommunication applications. Cost of sales was $65 million in the

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


2002 first nine months as compared to $69 million in the 2001 first nine months. The decrease was primarily due to the decreases in volumes sold. Gross profit in the 2002 first nine months was $18 million (22.3% of net sales) as compared to gross profit in the 2001 first nine months of $31 million (30.8% of net sales).

         Items Affecting Us as a Whole. Selling, administrative and other expenses were $58 million in the 2002 first nine months, a decline of $1 million, or 2%, from 2001 first nine months. The decline was primarily due to a reduction in franchise and other non-income taxes and redesign of benefit plans. In the 2002 second quarter, we recorded a $5 million non-cash charge to compensation expense associated with the accelerated vesting of restricted stock.

         In the 2002 first nine months, we recorded a $13 million ($8 million after tax) non-cash charge primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee, a restructuring charge of $5 million related to the mothballing of our graphite electrode plant in Italy, and a charge of $3 million related to the corporate realignment of our subsidiaries. In the 2001 first nine months, we recorded restructuring, impairment and antitrust changes of $68 million, primarily related to our graphite electrode business. Other (income) expense, net was income of $14 million in the 2002 first nine months as compared to income of $1 million in the 2001 first nine months. This change was primarily associated with $20 million of currency exchange gains primarily associated with euro-denominated intercompany loan receivables that are expected to be repaid in the foreseeable future, net of $8 million of losses on currency forward and option contracts.

         Interest expense was $45 million in the 2002 first nine months, a decrease of $4 million from the 2001 first nine months. The decrease resulted from $2 million of lower imputed interest on the DOJ fine and lower average interest rates and slightly lower average total debt outstanding. Average total debt outstanding was $694 million in the 2002 first nine months as compared to $696 million in the 2001 first nine months. The average annual interest rate was 8.5% in 2002 first nine months as compared to 8.6% in the 2001 first nine months. These average annual rates include the benefits of our interest rate swaps and exclude imputed interest of the fine payable to the DOJ.

         Provision for income taxes was a provision of $13 million in the 2002 first nine months as compared to a benefit of $11 million in the 2001 first nine months. Excluding the benefit of $6 million related to the corporate realignment of our subsidiaries, the provision for income taxes for the 2002 first nine months would have been a provision of $7 million. No tax benefit was provided on restructuring charge and impairment loss on long-lived and other assets of $6 million related to the mothballing of our graphite electrode plant in Italy.

         The effective income tax rate, before non-recurring charges, was 35% in the 2002 first nine months as compared to 45% in 2001 first nine months. The lower rate reflects the impact of our legal and tax restructuring.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


         In the 2002 first nine months, we recorded an extraordinary item, net of tax, of $3 million in connection with the write-off of capitalized fees associated with the term loans under the Senior Facilities repaid with the net proceeds from the issuance of the Senior Notes.

         As a result of the changes described above, net loss was $16 million in the 2002 first nine months as compared to net loss of $32 million in the 2001 first nine months. Net loss per diluted share was $0.28 in the 2002 first nine months as compared net loss per diluted share of $0.68 in the 2001 first nine months.

LIQUIDITY AND CAPITAL RESOURCES

         Our sources of funds have consisted principally of invested capital, cash flow from operations, debt financing and, since July 2001, net proceeds from our public offering of common stock. Cash and cash equivalents were $18 million at September 30, 2002 as compared to $38 million at December 31, 2001. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures, payment of fines, liabilities and expenses in connection with investigations, lawsuits and claims and payment of restructuring costs.

         We are highly leveraged and have substantial obligations in connection with antitrust investigations, lawsuits and claims (in respect of which we have an unfunded reserve totaling $99 million). We had total debt of $735 million (including $7 million for unamortized bond premium and $7 million for fair value of hedged debt obligations) and a stockholders' deficit of $363 million at September 30, 2002 as compared to total debt of $638 million and a stockholders' deficit of $332 million at December 31, 2001. Net debt (which is total debt, net of cash, cash equivalents and short-term investments, fair value of hedged debt obligations and unamortized bond premium) was $703 million at September 30, 2002 as compared to $600 million at December 31, 2001. A substantial portion of our debt has variable interest rates or has been effectively converted from a fixed rate obligation to a variable rate obligation pursuant to interest rate management initiatives.

         The following tables summarize our long-term contractual obligations and other commercial commitments at September 30, 2002.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



                  SUMMARY OF LONG-TERM CONTRACTUAL OBLIGATIONS
                        AND OTHER COMMERCIAL COMMITMENTS

                                                                                 Payments Due by Period
                                                                                 ----------------------
                                                                        Less
                                                                       Than 1      1-3         4-5       After 5
                                                             Total      Year      Years       Years       Years
                                                             -----      ----      -----       -----       -----
                                                                           (Dollars in millions)
          Contractual and Other Obligations
          ---------------------------------
  Long-term debt......................................    $      706 $       -   $    1    $      -   $      705
  Capital lease obligations...........................             1         -        -           -            1
  Operating leases....................................             7         1        5           1            -
  Unconditional purchase obligations..................            57         8       18          14           17
                                                             -------    ------  -------     -------     --------
     Total contractual obligations....................           771         9       24          15          723
  Liabilities and expenses associated with antitrust
     investigations and related lawsuits and claims...            99         6       62          31            0
  Postretirement, pension and related benefits........           103        15       49          16           23
  Other long-term obligations.........................            30         5        8           5           12
                                                             -------    ------  -------     -------     --------
     Total contractual and other obligations..........    $    1,003 $      35  $   143   $      67   $      758
                                                             =======    ======  =======     =======     ========

                                                                    Amount of Commitment Expiration by Period
                                                                    -----------------------------------------
                                                                      Less
                                                                      Than 1      1-3          4-5        After 5
                                                          Total       Year       Years        Years        Years
                                                          -----       ----       -----        -----        -----
                                                                          (Dollars in millions)
            Other Commercial Commitments
            ----------------------------
  Lines of credit...................................     $     15   $      15   $      -    $      -    $       -
  Letters of credit.................................           13          13          -           -            -
  Guarantees........................................            1           -          -           -            1
                                                          -------    --------    -------     -------     --------
    Total other commercial commitments..............     $     29   $      28   $      -    $      -    $       1
                                                          =======    ========    =======     =======     ========

         The first preceding table includes the fine of (euro)50.4 million assessed against us by the EU Competition Authority under the column captioned "payments due in 1-3 years" on the line entitled "liabilities and expenses associated with antitrust investigations and related lawsuits and claims." It is the policy of EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding such payment terms. We have also filed an appeal to the court challenging the amount of the fine. Although we cannot predict how or when the court would rule on the appeal, appeals of this type may take two years or longer to be decided. While we cannot assure you that such will be the case, we believe that amount of the fine will be impacted by the appeal and that, after such ruling, we will be permitted to pay the fine over an extended period. In addition, if we are required to pay (or issue a letter of credit to secure payment of) the fine pending resolution of our appeal, the payment would be financed by a borrowing under (or the letter of credit would constitute a borrowing under) our revolving credit facility. Such a requirement would result in a change in the manner in which such amount is reflected in the preceding tables.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


         Unconditional purchase obligations include $55 million relating to our ten-year service contract with CGI Group Inc., which is the delivery arm for our global information technology services, including the design and implementation of our global information and advanced manufacturing and demand planning processes, using J.D. Edwards software. In addition, in September 2002, we entered into a ten-year outsourcing contract with CGI Group Inc. to provide finance and accounting business process services valued at $36 million ("BPO CONTRACT"). Through the BPO contract, we believe that we will be able to further leverage the resources of CGI to assist us in achieving our cost savings targets. The BPO Contract does not constitute as an unconditional purchase obligation and therefore is not included in the table above.

         The second preceding table includes a line "lines of credit." These are local lines of credit established by our foreign subsidiaries for working capital purposes and are not part of our revolving credit facility.

         We intend to make a voluntary excess contribution of about 500,000 shares of common stock to the trust that holds assets for our U.S. qualified retirement plan during the next several months and may make additional similar contributions to this and other plans in future periods.

         CASH FLOW AND PLANS TO MANAGE LIQUIDITY AND REDUCE DEBT. Changes in conditions affecting our industry, changes in global and regional economic conditions and other factors have adversely impacted our recent operating results. As a result of these changes and our high leverage and substantial obligations in connection with antitrust investigations, lawsuits and claims, we have placed high priority on efforts to manage cash, generate additional cash flow and reduce debt. Our longer-term efforts include our 1998 major cost savings plan, our 2002 major cost savings plan and our other cost savings activities, our strategic alliances and our financing activities. Our shorter term efforts include our interest rate management initiatives and management of quarterly cash flow from operations.

         Typically, the first quarter of each year results in neutral or negative cash flow from operations (excluding cash used for capital expenditures and payments in connection with restructurings and investigations, lawsuits and claims) due to various factors. Factors impacting seasonality include customer order patterns, customer buy-ins in advance of annual price increases, fluctuations in working capital requirements and payment of variable compensation with respect to the immediately preceding year. Typically, the other three quarters result in positive cash flow from operations (before such exclusions). The third quarter tends to produce relatively less positive cash flow primarily as a result of scheduled plant shutdowns by our customers for vacations. Prior to 2000, our cash flow from operations (before such exclusions) in the first and third quarters was adversely impacted by the semi-annual interest payments on our previously outstanding senior subordinated notes. The second and fourth quarters correspondingly benefited from the absence of interest payments on such notes. We expect the semi-annual interest payments on the Senior Notes to have a similar impact.

         As part of our cash management, we typically discount or factor a portion of our accounts receivable. In the 2002 first nine months, certain of our subsidiaries sold receivables totaling $140 million. If we had not sold such receivables, our accounts receivable (and our net debt, which is total debt, net of cash, cash equivalents, short-term investments, fair value of hedged debt obligations and unamortized bond premium) would have been about
$36 million higher at September 30, 2002. In addition, careful management of credit risk over the past two years has allowed us to avoid significant accounts receivable losses notwithstanding the poor financial condition of many of our potential and existing customers. In light of current global and regional economic conditions, we cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

         We do not believe that we will have positive annual cash flow from operations this year. We believe that, following a recovery in the

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


graphite electrode and our other core industries, our cash flow from operations will return to positive levels.

         We use, and are dependent on, funds available under our revolving credit facility, including continued compliance with the financial covenants under the Senior Facilities, as well as cash flow from operations as our primary sources of liquidity. We believe that our cost savings initiatives will, over the next one to two years, continue to improve our cash flow from operations for a given level of net sales. Improvements in cash flow from operations resulting from these initiatives are being partially offset by associated cash implementation costs, while they are being implemented. We also believe that our planned asset sales together with these improvements in cash flow from operations should allow us to reduce our net debt (which is total debt, net of cash, cash equivalents, short-term investments, fair value of hedged debt obligations and unamortized bond premium).

         In order to reduce our net debt, we may from time to time and at any time, at prevailing market prices, exchange or purchase Senior Notes in open market or privately negotiated transactions for cash (from cash on hand, borrowings under our revolving credit facility or new credit facilities, or proceeds from sale of debt or equity securities or assets), common stock or other equity or debt securities, or a combination thereof. We may at any time and from time to time seek and obtain consent from the lenders under the Senior Facilities with respect to any restrictions thereunder applicable to such transactions. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets. Any such transactions may, individually or in the aggregate, be material.

         Our high leverage and substantial obligations in connection with antitrust investigations, lawsuits and claims could have a material impact on our liquidity. Our cash flow services payment of our debt and these obligations, thereby reducing funds available to us for other purposes. Our leverage and these obligations make us more vulnerable to economic downturns or in the event that these obligations are greater or timing of payment is sooner than expected.

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

         We cannot assure you that our cash flow and capital resources will be sufficient to enable us to meet our debt service and other obligations when due. Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the covenants and other provisions under the Senior Facilities. These covenants and provisions include financial covenants and representations regarding absence of material adverse changes affecting us. A failure to comply, unless waived by the lenders, would be a default under the Senior Facilities. This would permit the lenders to accelerate the maturity of the Senior Facilities. It would also

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


permit the lenders to terminate their commitments to extend credit under our revolving credit facility. This would have an immediate material adverse effect on our liquidity. An acceleration of maturity of the Senior Facilities or a breach of the covenants contained in the Senior Notes would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. Acceleration of maturity of the Senior Notes would permit the lenders to accelerate the maturity of the Senior Facilities and terminate their commitments to extend credit under our revolving credit facility. If we were unable to repay our debt to the lenders or holders, the lenders and holders could proceed against the collateral securing the Senior Facilities and the Senior Notes, respectively, and exercise all other rights available to them. If we were unable to repay our debt to the lenders or the holders, or otherwise obtain a waiver from the lenders or the holders, we could be required to limit or discontinue, temporarily or permanently, certain of our business plans, activities or operations, reduce or delay certain capital expenditures, sell certain of our assets or businesses, restructure or refinance some or all of our debt or incur additional debt, or sell additional common stock or other securities. We cannot assure you that we would be able to obtain any such waiver or take any of such actions on favorable terms or at all.

         As described above, we are dependent on our revolving credit facility and continuing compliance with the financial covenants under the Senior Facilities for liquidity. The Senior Facilities require us to, among other things, comply with financial covenants relating to specified minimum interest coverage and maximum net senior secured debt leverage ratios that become more restrictive over time. At September 30, 2002, we were in compliance with the financial covenants under the Senior Facilities. If we were to believe that we would not continue to comply with such covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. There can be no assurance that we would be able to obtain such waiver or amendment on acceptable terms or at all.

         While our revolving credit facility provides for maximum borrowings of up to (euro)200 million ($198 million, based on currency exchange rates in effect at September 30, 2002), our ability to borrow under this facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities. In addition, (euro)25 million of the (euro)200 million is reserved exclusively for use to pay or secure payment of the fine assessed by the antitrust authority of the European Union. At September 30, 2002, we had full availability under our revolving credit facility and the outstanding balance thereunder was $18 million. In addition, payment of the fine or issuance of a letter of credit to secure payment of the fine assessed by the antitrust authority of the European Union would significantly reduce remaining funds available under our revolving credit facility for operating and other purposes.

         We believe that the long-term fundamentals of our business continue to be sound. Accordingly, although we cannot assure you that such will be the case, we believe that, based on our expected cash flow from operations, our expected resolution of our remaining obligations in connection with antitrust investigations, lawsuits and claims, and our existing capital resources, and taking into account our efforts to reduce costs and working capital needs, improve efficiencies and product quality, generate growth and cash flow and maximize funds available to

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


meet our debt service and other obligations, we will be able to manage our liquidity to permit us to service our debt and meet our obligations when due.

         CASH FLOW FROM OPERATING ACTIVITIES. Cash flow used in operating activities was $76 million in the 2002 first nine months as compared to cash flow used in operating activities of $19 million in the 2001 first nine months. The decreased generation of cash flow of $57 million resulted primarily from a $42 million decline in gross profit. Working capital was a use of cash of $55 million in the 2002 first nine months as compared to $57 million in the 2001 first nine months.

         Working capital for the 2002 first nine months as compared to the 2001 first nine months resulted in increases in the use of cash of $39 million from accounts payable, $21 million from accounts receivable, and $2 million from prepaid expenses. These increases in cash usage were offset by $44 million of cash provided from inventory reductions, and $20 million of lower restructuring payments and fines and net settlements and expenses in connection with antitrust investigations and related lawsuits and claims. Accounts payable declined due to, among other factors, the mothballing of our Italian facility, the seasonal slowdown in Europe and the timing of vendor payments. Increase in the use of cash from accounts receivable resulted from slower collections, offset by reductions in inventories due to our plant rationalization.

         CASH FLOW FROM INVESTING ACTIVITIES. We used $32 million of cash flow for investing activities during the 2002 first nine months as compared to $18 million during the 2001 first nine months. This increase of $14 million was primarily due to higher capital expenditures, primarily for incremental expansion of our lower cost facilities in Mexico, Brazil and South Africa as part of the 2002 plan, in the 2002 first nine months as compared to a reduced level of capital expenditures in the 2001 first nine months to preserve cash resources.

         CASH FLOW FROM FINANCING ACTIVITIES. Cash flow provided by financing activities was $85 million in the 2002 first nine months as compared to cash flow provided by financing activities of $11 million in the 2001 first nine months. The increase was primarily due to additional borrowings in the 2002 first nine months to fund working capital needs, capital expenditures and $21 million in cash costs associated with the issuance of the Senior Notes in February and May 2002. During the 2001 first nine months, we received $9 million from an additional minority investment in connection with the broadening of our strategic alliance in the cathode business with Pechiney and $94 million from the issuance of common stock. During the 2002 first nine months, we received $10 million in connection with the reset of interest rate swaps. During the 2002 first nine months, we completed private offerings of $550 million aggregate principal amount of Senior Notes. Net proceeds (excluding accrued interest paid by the purchasers) were $538 million, all of which were used to repay term loans under the Senior Facilities and reduce the outstanding balance under our revolving credit facility.

CRITICAL ACCOUNTING POLICIES

         The SEC recently issued disclosure guidance for critical accounting policies. The SEC defines critical accounting policies as those that require application of management's most

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 is recognized at the date an entity commits to an exit plan. We are currently evaluating the impact of SFAS No. 146 on our consolidated financial position and results of operations.

         In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002 and all other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment thereto, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Currently, generally accepted accounting principles require that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effect. Based on SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria of ABP 30 "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of APB 30 distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. As such, those that do not meet the criteria of APB 30 are included in the statement of operations before income (loss) before provisions (benefits) for income taxes, minority interest and extraordinary items. All prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We do not expect the provisions of SFAS No. 145 relating to SFAS No. 4 to have a material impact on our consolidated financial position and results of operations. The provisions of SFAS No. 145 relating to SFAS No. 13 and the other provisions of SFAS No. 145, excluding the provisions relating to SFAS No. 4, did not have a significant impact on our consolidated financial position or results of operations

         In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill and other intangible assets not being amortized pursuant to SFAS No. 142, and certain other assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on our consolidated financial position or results of operations.

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

         In July 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," both of which are effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations, goodwill and intangible assets. We adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our consolidated financial position or results of operations, except that we no longer amortize goodwill. Goodwill amortization was $2 million in the 2001 first nine months.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
       -------------------------------------------------------------------

         We are exposed to market risks primarily from changes in interest rates and currency exchange rates. To manage our exposure to these changes, we routinely enter into various transactions that have been authorized according to documented policies and procedures.

         We implement interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. Our exposure to changes in interest rates results primarily from floating rate long-term debt (or derivatives that effectively convert fixed rate debt to variable rate debt) tied to LIBOR or euro LIBOR. We enter into agreements with financial institutions, which are intended to limit, or cap, our exposure to the incurrence of additional interest expense with respect to a portion of such debt (or

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


derivatives) due to increases in variable interest rates. In the 2002 second quarter, we entered into two ten-year interest rate swap for a total notional amount of $250 million to effectively convert that amount of fixed rate debt (represented by Senior Notes) to variable rate debt. These interest rate swaps are fair value swaps and are accounted for based on the short-cut method. Fees related to these agreements or swaps are charged to interest expense over the term of relevant agreement or swap. These swaps reduced our interest expense in the 2002 third quarter by $3 million and in the 2002 first nine months by $4 million. In the 2002 third quarter, we reset our interest rate swaps to allow the accelerated collection of $10 million in cash. The collection of this cash will be amortized over the term of the Senior Notes and recorded as a credit against interest expense. The mark-to-market adjustment on the reset swaps was $7 million at September 30, 2002.

         We have intercompany loans between GrafTech Finance and some of our subsidiaries. Some of these loans are denominated in currencies other than the dollar and, accordingly, are subject to translation gains and losses due to changes in currency exchange rates. Some of these intercompany loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are reflected in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The remaining intercompany loans are expected to be repaid in the foreseeable future and, as a result, translation gains and losses are reflected in other (income) expense, net on the Consolidated Statement of Operations.

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

         When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational and financial market activities. Financial instruments are used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use forward, option and swap contracts to reduce risk by essentially creating offsetting currency exposures. We held contracts for the purpose of hedging against these risks with an aggregate notional amount of about $37 million at December 31, 2001 and $24 million at September 30, 2002. All of our contracts mature within one year. All of our contracts are marked-to-market monthly and, accordingly; transaction gains and losses are reflected in other (income) expense, net in the Consolidated Statements of Operations. Unrealized gains and losses on our outstanding contracts were nil at December 31, 2001 and a $4 million loss at September 30, 2002.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



                         ITEM 4. CONTROLS AND PROCEDURES
                         -------------------------------

         Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Report, and, based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART II
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


                            ITEM 1. LEGAL PROCEEDINGS
                            -------------------------

ANTITRUST INVESTIGATIONS

         In April 1998, pursuant to a plea agreement between the DOJ and GTI, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The payments due in 1998, 1999 and 2000 were timely made. The plea agreement was approved by the U.S. District Court for the Eastern District of Pennsylvania (the "DISTRICT COURT") and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. In January 2001, at our request, the due date of each of the remaining three payments was deferred by one year and, at our request, in January 2002, the payment schedule for the $60 million unpaid balance outstanding at that time was revised to require a $2.5 million payment in April 2002 (which was paid), a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million, through January 2007. Beginning in 2004, the DOJ may ask the District Court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. At September 30, 2002, the statutory rate of interest was 1.68% per annum. Accrued interest will be payable together with each quarterly payment. The revised payment schedule has been approved by the District Court. All payments due have been timely paid.

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

         In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. In March 2002, we were advised that the Korean antitrust authority, after holding a hearing on this matter, assessed a fine against us in the amount of 676 million KRW ($569,000 based on currency exchange rates in effect at the time of payment). Five other graphite electrode producers were also fined by the Korean antitrust authority in amounts ranging up to 4,396 million KRW (approximately $3.3 million, based on currency exchange rates in effect at the time of the decision imposing the fine). Our fine, which represented 0.5% of our graphite electrode sales in Korea during the relevant time period and was the lowest fine as a percentage of sales imposed by the Korean antitrust authority, reflected a substantial reduction as a result of our cooperation with that authority during its investigation. In

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


May 2002, we appealed the decision. In July 2002, the Korean antitrust authority affirmed its decision on appeal. We paid the fine together with accrued interest an aggregate of $574,000, in August 2002.

         In January 2000, the EU Competition Authority, issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. On July 18, 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed a fine of (euro)50.4 million (about $50 million, based on exchange rates in effect at September 30, 2002) against us. Seven other graphite electrode producers were also fined under the decision, with fines ranging up to (euro)80.2 million. From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms with the EU Competition Authority. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the Court of First Instance of the European Communities in Luxembourg challenging the amount of the fine. Appeals of this type may take two years or longer to be decided and the fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with the EU Competition Authority regarding the appropriate form of collateral security during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal to the Court to waive the requirement for collateral security or to allow us to provide alternative security for payment. We cannot predict how or when the Court would rule on such an interim appeal.

         In the 2001 second quarter, we became aware that the Brazilian antitrust authority had requested written information from various steelmakers in Brazil. In April 2002, our Brazilian subsidiary received a request for information from that authority. We have provided that information.

         In May 2002, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of specialty graphite. The statement alleges that we and other producers violated European antitrust laws in connection with the sale of specialty graphite. As a result of our substantial cooperation to date and our intention to continue to cooperate, under the Notice of Non-Imposition or Reduction of Fines in Cartel Cases issued by the EU Competition Authority, we believe that we will benefit from the maximum reduction possible (a 100% reduction) with the result that no fine will be payable. We cannot assure you how the EU Competition Authority will ultimately decide.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

ANTITRUST LAWSUITS

         Through September 30, 2002, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes. One of the settlements also covers the actual and respective potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All settlement payments due thereunder have been timely made.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


dismissals. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. We have filed a motion to stay the lawsuit commenced by the fourth complaint pending resolution of appeals in the other foreign customer lawsuits and such motion was granted in July 2002.

         In 1999 and 2000, we were served with three complaints commencing three civil antitrust lawsuits (the "CARBON ELECTRODE LAWSUITS"). The first complaint, filed in the District Court, is entitled Globe Metallurgical, Inc. v. UCAR International Inc., et al. The second complaint, filed in the U.S. Bankruptcy Court for the Northern District of Ohio, is entitled In re Simetco, Inc. The third complaint, filed in the U.S. District Court for the Southern District of West Virginia, is entitled Elkem Metals Company Inc and Elkem Metals Company Alloy LLP v. UCAR Carbon Company Inc., et al. SGL Carbon AG is also named as a defendant in the first complaint and SGL Carbon Corporation is also named as a defendant in the first and third complaints. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. We filed motions to dismiss the second and third complaints. In May 2001, our motion to dismiss the second complaint was denied. In October 2001, we settled the lawsuit commenced by the third complaint. In September 2002, we settled the lawsuit commenced by the first complaint. The guilty pleas and decisions described above do not relate to carbon electrodes.

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

         The foreign customer lawsuits, one of the three carbon electrode lawsuits and the carbon cathode lawsuit are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against these remaining lawsuits as well as all threatened lawsuits and possible unasserted claims. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims. It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

1997 AND 2001 SECOND QUARTER ANTITRUST EARNINGS CHARGES

         We recorded a pre-tax charge of $340 million against results of operations for 1997 and, as a result of the assessment of a fine by the EU Competition Authority, we recorded a pre-tax charge of an additional $10 million against results of operations for the 2001 second quarter, as a

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The aggregate reserve of $350 million is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. In the aggregate (including the assessment of the fine by the EU Competition Authority and the additional $10 million charge), the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charge of $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at September 30, 2002, $350 million represents our estimate of these liabilities and expenses. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

         Through September 30, 2002, we have paid an aggregate of $251 million of fines and net settlement and expense payments and $14 million of imputed interest. At September 30, 2002, $99 million remained in the reserve. The balance of the reserve is available for the fine payable to the DOJ (excluding imputed interest thereon), the fine assessed by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments payable to the DOJ for imputed interest at September 30, 2002 was about $6 million.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

         The defendants have filed motions to dismiss this lawsuit and a motion to disqualify certain of our counsel from representing us in this lawsuit. Oral hearings were held on those motions in the 2001 first and second quarters. The court approved a motion to disqualify certain of our counsel in November
2002. We do not believe that this will adversely affect this lawsuit. The court has not ruled on the motions to dismiss.

         We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through September 30, 2002, we had incurred about $4 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                    ----------------------------------------

(A)      EXHIBITS

      The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

     EXHIBIT
     NUMBER                                            DESCRIPTION OF EXHIBIT
                                                               None


(B)      REPORTS ON FORM 8-K

         We filed a Current Report on Form 8-K dated August 13, 2002 furnishing under Item 9 thereof certain information regarding the certifications of our Chief Executive Officer and our Chief Financial Officer accompanying our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GRAFTECH INTERNATIONAL LTD.


Date:  November 14, 2002           By:  /s/  Corrado F. De Gasperis
                                        ----------------------------------------
                                        Corrado F. De Gasperis
                                        Vice President, Chief Financial Officer
                                        and Chief Information Officer
                                        (Principal Accounting Officer)

                                 CERTIFICATIONS

         I, Gilbert E. Playford, certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q;

         2. based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         3. based on my knowledge, the financial statements and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

         4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. the registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. the registrant's other certifying officers and I have indicated in this Quarterly Report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002           By:  /s/  Gilbert E. Playford
                                        ----------------------------------------
                                        Gilbert E. Playford
                                        Chairman of the Board and
                                        Chief Executive Officer

         I, Corrado F. De Gasperis, certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q;

         2. based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         3. based on my knowledge, the financial statements and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

         4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. the registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. the registrant's other certifying officers and I have indicated in this Quarterly Report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002            By: /s/  Corrado F. De Gasperis
                                        ----------------------------------------
                                        Corrado F. De Gasperis
                                        Vice President, Chief Financial Officer
                                        and Chief Information Officer
                                        (Principal Accounting Officer)

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                                              DESCRIPTION OF EXHIBIT

                                                                  None