Form 10-K
period 2002-12-31
GRAFTECH INTERNATIONAL LTD
filed 2003-03-31
CIK 931148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
|_|  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO

                         COMMISSION FILE NUMBER: 1-13888

                          -----------------------------

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

                          -----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common stock, par value $.01 per share            New York Stock Exchange
    Preferred Share Purchase Rights               New York Stock Exchange

                          -----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

                          -----------------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

      The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 30, 2002, was approximately $566 million. On February 28, 2003, 56,207,875 shares of our common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required under Part III is incorporated by reference from the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2003, which will be filed on or about April 15, 2003.

================================================================================



                                TABLE OF CONTENTS
                                                                                                             PAGE

PART I...........................................................................................................1
         Preliminary Notes.......................................................................................1
         Important Terms.........................................................................................1
         Presentation of Financial, Market and Legal Data........................................................2
         Item 1. Business........................................................................................4
                  Introduction...................................................................................4
                  Business Strategies............................................................................5
                  Our Lines of Business..........................................................................9
                  Planning, Production and Distribution.........................................................20
                  Sales and Customer Service....................................................................24
                  Technology....................................................................................24
                  Strategic Alliances...........................................................................27
                  Competition...................................................................................29
                  Environmental Matters.........................................................................30
                  Insurance.....................................................................................31
                  Employees.....................................................................................32
                  Corporate History.............................................................................32
                  Risk Factors and Forward Looking Statements...................................................34
         Item 2.  Properties....................................................................................53
         Item 3.  Legal Proceedings.............................................................................54
                  Antitrust Investigations......................................................................54
                  Antitrust Lawsuits............................................................................55
                  Antitrust Earnings Charges....................................................................57
                  Other Proceedings Against Us..................................................................58
                  Lawsuit Initiated by Us Against Our Former Parents............................................58
         Item 4.  Submission of Matters to a Vote of Security Holders...........................................59
PART II.........................................................................................................60
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........................60
                  Market Information............................................................................60
                  Dividend Policies and Restrictions............................................................61
                  Recent Sales of Unregistered Securities and Other Issuances...................................62
         Item 6.  Selected Financial Data.......................................................................63
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........66
                  General.......................................................................................67
                  Cost Reduction Plans..........................................................................69
                  Strategic Alliances...........................................................................70
                  Global Economic Conditions and Outlook........................................................71
                  Financing Transactions........................................................................74
                  Litigation Against Our Former Parent Companies Initiated by Us................................75
                  Antitrust and Other Litigation Against Us.....................................................75
                  Customer Base.................................................................................77

                                      -i-



                                TABLE OF CONTENTS
                                  (continued)
                                                                                                             PAGE

                  Financial Effects of Organizational Changes...................................................78
                  Results of Operations.........................................................................78
                  Effects of Inflation..........................................................................85
                  Effects of Changes in Currency Exchange Rates.................................................86
                  Liquidity and Capital Resources...............................................................87
                  Restrictions on Dividends and Stock Repurchases...............................................99
                  Critical Accounting Policies..................................................................99
                  Recent Accounting Pronouncements.............................................................101
                  Costs Relating to Protection of the Environment..............................................103
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk...................................103
         Item 8.  Financial Statements and Supplementary Data..................................................105
                  INDEPENDENT AUDITORS' REPORT.................................................................106
                  INDEPENDENT AUDITORS' REPORT.................................................................107
                  CONSOLIDATED BALANCE SHEETS..................................................................108
                  CONSOLIDATED STATEMENTS OF OPERATIONS........................................................109
                  CONSOLIDATED STATEMENTS OF CASH FLOWS........................................................110
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)....................................111
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......112
                  (1)      Discussion of Business and Structure................................................112
                  (2)      Summary of Significant Accounting Policies..........................................115
                  (3)      Financial Instruments...............................................................121
                  (4)      Segment Reporting...................................................................122
                  (5)      Long-Term Debt and Liquidity........................................................123
                  (6)      Income Taxes........................................................................131
                  (7)      Other (Income) Expense, Net.........................................................133
                  (8)      Interest Expense....................................................................134
                  (9)      Supplementary Balance Sheet Detail..................................................135
                  (10)     Leases and Other Long Term Obligations..............................................136
                  (11)     Benefit Plans.......................................................................137
                  (12)     Restructuring and Impairment Charges................................................140
                  (13)     Management Compensation and Incentive Plans.........................................142
                  (14)     Contingencies.......................................................................146
                  (15)     Earnings Per Share..................................................................151
                  (16)     Stockholder Rights Plan.............................................................151
                  (17)     Financial Information About the Parent, the Issuer, the Guarantors and the
                           Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees........152
                  (18)     Subsequent Events...................................................................158
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........159




                                TABLE OF CONTENTS
                                  (continued)
                                                                                                             PAGE


PART III.......................................................................................................160
         Items 10 to 13 (inclusive)............................................................................160
         Executive Officers and Directors......................................................................160
         Item 14. Controls and Procedures......................................................................163
PART IV........................................................................................................163
         Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................163
SIGNATURES.....................................................................................................171
CERTIFICATIONS.................................................................................................173
EXHIBIT INDEX..................................................................................................177

                                     -iii-

                                     PART I

                                PRELIMINARY NOTES

IMPORTANT TERMS

         We use the following terms to identify various companies or groups of companies in this Report.

         "GTI" refers to GrafTech International Ltd. only. GTI is our public parent company and the issuer of the publicly traded common stock covered by the Consolidated Financial Statements. GTI is a guarantor of the Senior Notes and the Senior Facilities. Prior to our Annual Meeting of Stockholders for 2002, GTI was named UCAR International Inc.

         "GRAFTECH GLOBAL" refers to GrafTech Global Enterprises Inc. only. GrafTech Global is a direct, wholly owned subsidiary of GTI and the direct or indirect holding company for all of our operating subsidiaries. GrafTech Global is a guarantor of the Senior Notes and the Senior Facilities. Prior to June 7, 2002, GrafTech Global was named UCAR Global Enterprises Inc.

         "UCAR CARBON" refers to UCAR Carbon Company Inc. only. UCAR Carbon is our wholly owned subsidiary through which we conduct most of our U.S. operations. UCAR Carbon is a guarantor of the Senior Notes and the Senior Facilities.

         "GRAFTECH FINANCE" refers to GrafTech Finance Inc. only. GrafTech Finance is a direct, wholly owned special purpose finance subsidiary of GTI and the borrower under our senior secured bank credit facilities (as amended, the "SENIOR FACILITIES"). GrafTech Finance is the issuer of our 10.25% senior notes due 2012 (the "SENIOR NOTES"). The Senior Notes were issued under an Indenture dated February 15, 2002, as supplemented on April 30, 2002 (as supplemented, the "INDENTURE"). Prior to June 7, 2002, GrafTech Finance was named UCAR Finance Inc.

         "AET" refers to Advanced Energy Technology Inc. only. AET is our 97.5% owned subsidiary engaged in the development, manufacture and sale of natural graphite-based products. Prior to January 1, 2003, AET was named Graftech Inc.

         "CARBONE SAVOIE" refers to Carbone Savoie S.A.S. and its subsidiaries. Carbone Savoie is our 70% owned subsidiary engaged in the development, manufacture and sale of cathodes.

         "SUBSIDIARIES" refers to those companies that, at the relevant time, are or were majority owned or wholly owned directly or indirectly by GTI. All of GTI's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 2000 through December 31, 2002, except for:

         o   Carbone Savoie, which has been and is 70% owned; and

         o   AET, which was 100% owned until it became 97.5% owned in June 2001.

Our 100% owned Brazilian cathode manufacturing operations were contributed to Carbone Savoie and, as a result, became 70% owned on March 31, 2001. In 2002, we substantially completed a corporate realignment of our foreign subsidiaries. Most of the operations and net sales of our synthetic graphite line of business are located outside the U.S. and are held by our Swiss subsidiary or its subsidiaries. Most of our technology is held by our U.S. subsidiaries. We may in the future realign the corporate organizational structure of our U.S. subsidiaries.

         "WE," "US" or "OUR" refers to GTI and its subsidiaries collectively or, if the context so requires, GTI, GrafTech Global or GrafTech Finance, individually.

PRESENTATION OF FINANCIAL, MARKET AND LEGAL DATA

         We present our financial information on a consolidated basis. This means that we consolidate financial information for all subsidiaries where our ownership is greater than 50%. This means that the financial information for Carbone Savoie and AET is consolidated on each line of the Consolidated Financial Statements and the equity of the other owners in those subsidiaries is reflected on the lines entitled "minority stockholders' equity in consolidated entities" and "minority stockholders' share of income." We use the equity method to account for 50% or less owned interests. This means that the only financial information for our 25% owned joint venture with Jilin Carbon Co. Ltd. (together with its affiliates, "JILIN") in China recorded in the Consolidated Balance Sheet relates to our net investment in, contributions to and distributions from the joint venture.

         References to cost in the context of our low-cost supplier strategy do not include the impact of special or non-recurring charges or credits, such as those related to investigations, lawsuits or claims, restructurings, impairment losses or expenses incurred in connection with lawsuits initiated by us, or the impact of accounting changes.

         All cost savings and reductions relating to our 1998 enhanced global restructuring and rationalization plan are estimates based on a comparison, with respect to provision for income taxes, to costs in 1998 or, for all other costs, to costs in the 1998 fourth quarter (annualized). All cost savings and reductions relating to our 2002 major cost savings plan are estimates or targets based on a comparison to costs in 2001 (and assuming no change in currency exchange rates from the average rates we used to prepare the Consolidated Financial Statements at and for the year ended December 31, 2001 and no change in annual graphite electrode production volume). For these purposes, our average graphite electrode production cost per metric ton was determined based on annual graphite electrode production volume of about 180,000 metric tons, our annual overhead costs were $78 million and our effective income tax rate was 45% before taking into account the corporate realignment of our subsidiaries. Estimates and targets of savings in interest expense resulting from the 2002 plan do not give effect to the increase in interest expense resulting from the issuance of the Senior Notes or interest rate management initiatives related thereto.

         Neither any statement made in this Report nor any charge taken by us relating to any legal proceedings constitutes an admission as to any wrongdoing.

         Unless otherwise specifically noted, market and market share data in this Report are our own estimates. Market data relating to the steel industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from publications by the International Iron and Steel Institute and other industry sources as well as assumptions made by us, based on such data and our knowledge of the industry. Market data relating to the fuel cell power generation industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from publications by securities analysts relating to Ballard Power Systems Inc., other industry sources and public filings, press releases and other public documents of Ballard Power Systems as well as assumptions made by us, based on such data and our knowledge of the industry. Market and market share data relating to the graphite and carbon industry as well as cost information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of the industry. Although we are not aware of any misstatements regarding any industry or market share data, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under "Risk Factors." We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.

         Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.

         Unless otherwise noted, references to "MARKET SHARES" are based on sales volumes in 2002. As used herein, references to "MAJOR PRODUCT LINES" mean graphite electrodes, cathodes and natural graphite.

         The GRAFTECH logo, GRAFCELL(R), eGRAF(TM), GRAFOIL(R), GRAFGUARD(R) and GRAFSHIELD(R) are our trademarks anD TRade names. This Report also contains trademarks and trade names belonging to other parties.

         See Note 4 to the Consolidated Financial Statements for certain financial information regarding our reportable segments.

         We make available free of charge on or through our Web site copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. A copy of our Code of Conduct and Ethics is also available on or through our Web site. We maintain a Web site at http://www.graftech.com. The information contained on this Web site is not part of this Report.

ITEM 1.  BUSINESS

                                  INTRODUCTION

         We are one of the world's largest manufacturers and providers of high quality natural and synthetic graphite- and carbon-based products and services, offering energy solutions to industry-leading customers worldwide. We manufacture and deliver high quality graphite and carbon electrodes and cathodes, used primarily in electric arc furnace steel production and aluminum smelting. We also manufacture other natural and synthetic graphite and carbon products used in, and provide services to, the fuel cell power generation, electronics, semiconductor, transportation, chemical and petrochemical markets. We have over 100 years of experience in the research and development of graphite and carbon technology, and currently hold numerous patents related to this technology.

         We believe that our graphite electrode and cathode businesses have the leading market shares in the world. We are a global business, selling our products and engineering and technical services in more than 70 countries. We have 13 manufacturing facilities strategically located in Brazil, Mexico, South Africa, France, Spain, Russia and the U.S. Our customers include industry leaders such as Nucor Corporation and Arcelor in steel, Alcoa Inc. and Pechiney in aluminum, Ballard Power Systems Inc. in fuel cells, Intel Corporation in electronics, MEMC Electronic Materials in semiconductors and The Boeing Company in transportation.

         Our core competencies include graphite and carbon material sciences and high temperature processing know-how. We believe that we operate industry leading research, development and testing facilities. We also have strategic alliances with Pechiney, the world leader in aluminum smelting technology, Ballard Power Systems, the world leader in PEM fuel cell technology, and leaders in the electronic thermal management and other industries.

         In 2002, our businesses were organized around two operating divisions, our Graphite Power Systems Division, which included our graphite electrode and cathode businesses, and our Advanced Energy Technology Division, which included our natural graphite, advanced synthetic graphite and advanced carbon materials businesses. In 2003, we further refined the organization of our businesses into three lines of business:

         o a synthetic graphite line of business called Graphite Power Systems, which primarily serves the steel, aluminum, semiconductor and transportation industries and includes graphite electrodes, cathodes and other advanced synthetic graphite materials;

        o a natural graphite line of business called Advanced Energy Technology, which primarily serves the transportation, power generation, electronics and chemical industries and includes fuel cell, electronic thermal management and sealant products and services; and

        o a carbon materials line of business called Advanced Carbon Materials, which primarily serves the silicon metal and ferro-alloy industries and includes carbon electrodes and refractories.

         Graphite electrodes are consumed in the production of steel in electric arc furnaces, the steel making technology used by all "mini-mills". Mini-mills constitute the long term growth sector of the steel industry. We believe there is currently no commercially viable substitute for graphite electrodes in electric arc steel production furnaces. Graphite electrodes are also used for refining steel in ladle furnaces and in other smelting processes. Cathodes are used in aluminum smelting. Our advanced synthetic graphite products and materials include primary and specialty products for a wide variety of markets, including the transportation and semiconductor markets. Our natural graphite products include flexible graphite, which is used primarily as gasket and sealing material in high temperature and corrosive environments in the automotive and chemical markets. Advanced natural graphite can be used in the production of materials, components and products for high-growth potential markets such as proton exchange membrane ("PEM") fuel cell and electronic thermal management applications. Carbon electrodes are used in the production of silicon metal, a raw material primarily used in the manufacture of aluminum. Carbon refractories are used primarily as chemical industry tank and reactor linings and blast furnace and submerged arc furnace hearth walls.

         We believe that the barriers to entry in the graphite and carbon electrode, cathode and refractory industries are high. There have been no significant entrants in the graphite electrode industry since 1950. We estimate that our average capital investment to incrementally increase our annual graphite electrode manufacturing capacity would be about 20% of the initial investment for "greenfield" capacity. We also believe that production of these materials requires a significant amount of expertise and know-how, which we believe would be difficult for entrants to replicate in order to compete effectively.

         Our management team has actively repositioned our manufacturing network, improved product quality, reduced costs, reduced debt and other obligations, and managed antitrust liabilities. We have also implemented an enterprise-wide risk management process whereby we assess the business risks to our goal of maximizing cash flow, using a structured and disciplined approach. This approach seeks to align our people and processes with our critical strategic uncertainties so that our management team and GTI's Board of Directors may better evaluate and manage those uncertainties. See Part III, Executive Officers and Directors, for information about our current management team.

         We believe that our new organizational structure better aligns our advantaged manufacturing platform with market opportunities and enables accelerated decision-making to respond to those opportunities. Under this organizational structure, we have begun to further streamline our operations. We are implementing voluntary and selective severance programs and revising our compensation programs to strengthen our business strategies. A main component of our compensation programs is a direct link between cash incentive compensation and cash profitability of our businesses.

                               BUSINESS STRATEGIES

         Our goal is to create stockholder value by maximizing cash flow, primarily to reduce leverage, through pursuit of the following strategies:

         o    pursuing cost savings;

         o    leveraging our global presence with industry leading customers;

         o    expanding value-driven enterprise selling;

         o    delivering exceptional and consistent quality;

         o    providing superior technical service;

         o    accelerating commercialization of advantaged technologies; and

         o establishing strategic alliances with leading customers and suppliers as well as key technology focused companies.

         PURSUING COST SAVINGS. We continue to reduce costs by seeking to increase productivity at our facilities, maximize capacity utilization, streamline activities and improve operational efficiencies. Under our 2002 major cost savings plan, we achieved $14 million of recurring savings in 2002. We believe that we will deliver $80 million of annual recurring costs savings by 2005. We have targeted $30 million of recurring annual pre-tax cost savings by the end of 2003, $16 million more than in 2002.

         We have aggressively reduced our graphite electrode production and other costs by closing higher cost facilities and redeploying much of that capacity to our larger, lower cost, strategically located facilities. Completed actions include the shutdown of graphite electrode manufacturing capacity in Canada, Germany, the U.S. and Italy, coupled with incremental expansion of graphite electrode manufacturing capacity in Mexico, South Africa and Spain. We believe that our graphite electrode production cost structure is the lowest of all major producers.

         In the 2002 fourth quarter, we successfully completed the first phase of capacity expansion at our low cost manufacturing facility in Mexico. We intend to complete the expansion of this facility to 60,000 metric tons of annual graphite electrode manufacturing capacity by the end of the 2003 first quarter. We believe that, upon completion, this facility will be the largest graphite electrode manufacturing facility in the world. We also intend to expand our capacity for manufacturing graphite electrodes and other products at other lower cost facilities. Our low cost facility in Brazil, for example, is the only manufacturer of graphite electrodes in South America and the only non-captive manufacturer of cathodes in the Western Hemisphere.

         We are also continuing to implement global work process changes, including consolidating and streamlining our order fulfillment, purchasing, finance and accounting and human resource processes, and identification and implementation of outsourcing opportunities. These activities are targeted for completion by the middle of 2004.

         We intend to sell real estate, non-strategic businesses and certain other non-strategic assets over the next two years.

         LEVERAGING OUR GLOBAL PRESENCE WITH INDUSTRY LEADING CUSTOMERS. Our strategic competitive advantages include:

         o    our advantaged manufacturing platform;

         o our leading market share in our graphite electrode and cathode businesses;

         o our high quality products and industry leading technical and customer service;

         o our strong technology and industry leading research, development and testing capabilities; and

         o our customer driven focus on optimization of supply chain, capacity utilization, quality, product mix, service and delivery.

         The major markets that we serve have experienced significant consolidation in recent years, and this trend is expected to continue. This consolidation has led to the creation of fewer but larger global customers, each of which has unique operational and business needs.

         We believe that we are the manufacturer best positioned to supply graphite electrodes and cathodes to the leading global steel and aluminum producers. We are one of only two global producers of graphite electrodes and cathodes. We believe that our graphite electrode and cathode businesses have the leading market shares in the world and that, in 2002, our worldwide market share was:

         o    about 19% in graphite electrodes;

         o    about 28% in carbon electrodes; and

         o    about 16% in cathodes.

We sell these products in every major geographic market. Sales of these products outside the U.S. accounted for about 81% of our net sales in 2002. No single customer or group of affiliated customers accounted for more than 6% of our total net sales in 2002.

         We believe that our global graphite electrode business is competitively advantaged because of our unique manufacturing platform. We have a network of state-of-the-art manufacturing facilities located on four continents, Europe, North America, Africa and South America, and most of those facilities are located in lower cost countries, including Brazil, Mexico, Russia, South Africa and Spain while the only other global producer has plants only on two continents, Europe and North America, most of which are located in higher cost countries. We believe that this provides us with significant operational flexibility and a significant competitive advantage. Our investments in, among other things, incremental expansion of capacity in lower cost countries are intended to maintain and enhance this global competitive advantage.

         We believe that our cathode manufacturing platform, located in Europe and Brazil, has similar advantages and, in addition, benefits from economies of scale, technological advancements and other advantages due to its association with our global graphite electrode manufacturing platform.

         We have a strategic alliance with Pechiney, the world leader in aluminum smelting technology. We believe that this alliance strengthens our position as the quality leader in the low cost production of high quality graphite cathodes. We believe that our advanced graphite cathode technology is enabling us to increase our market share of graphite cathodes sold upon the commencement of operation of the new, more efficient aluminum smelting furnaces that are being built, even as older furnaces are being shut down.

         We believe that we are the manufacturer best positioned to supply natural graphite materials and components to the fuel cell and electronic thermal management markets. We are one of the world's largest manufacturers of natural graphite for the automotive and chemical markets. We believe that, in 2002, our worldwide market share was 26%. We believe that we have the most advanced natural graphite manufacturing facility in the world. We have strategic alliances with Ballard Power Systems, the world leader in PEM fuel cell technology, and with leading chip makers and others in electronic thermal management.

         EXPANDING VALUE-DRIVEN ENTERPRISE SELLING. Capitalizing on our global leadership position and other strategic competitive advantages, as well as the continuing consolidation within the major markets we serve, we are prioritizing our sales and marketing efforts toward the growing, larger electric arc furnace steel and aluminum producers. Among other things, we are focused on offering, on an enterprise-wide basis, consistently high quality graphite electrodes, cathodes and technical services at competitive prices and with reliable and timely deliveries. In addition, we are expanding our product range, adjusting our product mix and differentiating our products to better meet the unique needs of each of these producers, as well as improve efficiencies and reduce costs.

         As a result of these efforts, we believe that we have increased our volume of graphite electrodes sold to the ten largest electric arc furnace steel producers by about 9% in 2002 as compared to 2001. Sales of our graphite electrodes to the ten largest electric arc furnace steel producers constituted about 32% of our total volume of graphite electrodes sold in 2002. In 2002, six of our top ten graphite electrode customers were among the ten largest purchasers of graphite electrodes in the world. In addition to increased volumes, this shift in our customer base enables us to further optimize efficiencies and reduce costs.

         We believe that the larger producers will be the survivors of this continuing consolidation. We also believe that, in many cases, the larger producers are more creditworthy than smaller producers and that we are able to better manage our exposure to trade credit risk as we increase the percentage of our total net sales sold to them.

         DELIVERING EXCEPTIONAL AND CONSISTENT QUALITY. We believe that we operate the premier synthetic and natural graphite research and development facilities. We also operate a state-of-the-art testing facility and pilot plant capable of conducting physical and analytical testing to develop synthetic and natural graphite products and manufacturing process technology. We believe that our products are among the highest quality products available.

         We have worked diligently in recent years to improve, on a worldwide basis, the overall quality of our products, which encompasses not only the characteristics of each item produced but also the uniformity of the same item produced at different facilities as well as the expansion of the range of our products, the improvement in product delivery and customer and technical service, and the development of new technologies, products and applications. We believe that these improvements in overall quality create significant efficiencies for us (including flexibility for us to source many orders from the facility that optimizes our profitability), provide us the opportunity to increase volumes and market share, and create market opportunities and production efficiencies for our customers. We believe that benefits we can provide to our customers provide us with an important competitive advantage.

         PROVIDING SUPERIOR TECHNICAL SERVICE. We believe that we are the recognized industry leader in providing value added technical services to customers for our major product lines. We believe that we have the most extensive technical and customer service organization in our industry, which we use strategically to service key customers to our competitive advantage. For example, we employ about 40 engineers (which we believe is more than any of our competitors) around the world who provide technical services and advice in all areas of electric arc steel production and aluminum smelting, furnace specification, design, commissioning and operation. We believe that the services we provide while a furnace is being commissioned frequently results in our obtaining orders for products for use with the furnace.

         We have received significant recognition for the high quality of our products and have been awarded preferred or certified supplier status by many major steel and aluminum companies as well as industry groups and other customers. We also believe that our strategic partners have entered into alliances with us due to, among other things, the strength of our technology and our research and development capabilities.

         ACCELERATING COMMERCIALIZATION OF ADVANTAGED TECHNOLOGIES. One of our core competencies is natural and synthetic graphite and carbon material sciences, including high temperature processing of these materials. We have over 100 years of experience in product and process technology involving these sciences. Our intellectual property portfolio is extensive. For example, our natural graphite line of business currently holds about 190 U.S. and foreign patents and about 300 U.S. and foreign pending patent applications and our synthetic graphite line of business currently holds about 164 U.S. and foreign patents and about 76 U.S. and foreign pending patent applications. Most of our natural graphite patents and patent applications relate to fuel cell products and components, electronic thermal management products, components and applications, industrial heat management products, components and applications, fire retardant products, conductive products and sealing products, components and applications. Most of our synthetic graphite patents and patent applications relate to electrodes and cathodes, including processes for improving the manufacture, performance and cost efficiencies of electrodes and cathodes, uses of electrodes in steel making processes and uses of cathodes in aluminum making processes. We believe that we operate the premier synthetic and natural graphite research and development facilities as well as state-of-the-art testing facilities and pilot plants.

         We seek to exploit this competency across all of our businesses, to improve existing products, such as supersize graphite electrodes and graphite cathodes, and to develop and commercialize new products, such as materials and components for PEM fuel cell and electronic thermal management applications. We believe that our technology and our research and development capabilities provide us a significant competitive advantage and that the realignment of our businesses into three lines of business will enable us to accelerate commercialization of improved and new products.

         ESTABLISHING STRATEGIC ALLIANCES WITH LEADING CUSTOMERS AND SUPPLIERS AS WELL AS KEY TECHNOLOGY FOCUSED COMPANIES. We seek to enter into strategic alliances with industry leaders which we believe will position us to leverage our resources and accelerate our commercialization activities. Among others, we have strategic alliances with Pechiney in our cathode business, Ballard Power Systems in our PEM fuel cell materials and components business, ConocoPhillips in our graphite electrode supply chain optimization activities, and two leading chip makers in our electronic thermal management materials and products business.

                              OUR LINES OF BUSINESS

         Carbon is one of the fundamental elements and is capable of forming an enormous variety of compounds. As a result of these characteristics, carbon is one of the most widely used elements in manufacturing processes of all kinds. Graphite is the crystalline form of carbon. Graphite can be processed to be resistant to corrosive materials, withstand high temperatures and act as either a conductor of, or an insulator from, heat and electricity. Graphite is both manmade

(called synthetic graphite) and occurs naturally (called natural graphite). Synthetic graphite is made primarily from petroleum coke, a by-product of petroleum refining. Natural graphite is a mined mineral that is processed to increase its purity.

SYNTHETIC GRAPHITE LINE OF BUSINESS

         Our synthetic graphite line of business manufactures and delivers high quality graphite electrodes, cathodes and advanced synthetic graphite products and materials as well as related services. Electrodes and cathodes are key components of the conductive power systems used to produce steel, aluminum, silicon metal, ferronickel, thermal phosphorous, titanium dioxide and other non-ferrous metals. Graphite electrodes are consumed primarily in the production of steel in electric arc furnaces, the long term growth sector of the steel industry. Graphite electrodes accounted for about 72% of the net sales of this line of business in 2002. Cathodes are used in aluminum smelting. Cathodes are manufactured by our subsidiary, Carbone Savoie, and accounted for about 17% of the net sales of this line of business in 2002. Our advanced synthetic graphite products and materials include primary and specialty products for a wide variety of markets, including the transportation and semiconductor markets.

         We estimate that, in 2002, the worldwide market for cathodes and graphite electrodes was about $2.5 billion. Customers for these products are located in all major geographic markets.

         GRAPHITE ELECTRODES

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

         Electrodes act as conductors of electricity in the furnace, generating sufficient heat to melt scrap metal, iron ore or other raw materials used to produce steel, silicon metal or other metals. The electrodes are gradually consumed in the course of that production.

         Electric arc furnaces that produce steel typically range in size from those that produce about 25 metric tons of steel per production cycle to those that produce about 150 metric tons per production cycle. Electric arc furnaces operate using either alternating or direct electric current. The vast majority of electric arc furnaces use alternating current. Each of these furnaces typically uses nine electrodes (in three columns of three electrodes each) at one time. The other electric arc furnaces, which use direct current, typically use one column of three electrodes. The size of the electrodes varies depending on the size of the furnace, the size of the furnace's electric transformer and the planned productivity of the furnace. In a typical furnace using alternating current and operating at a typical number of production cycles per day, one of the nine electrodes is fully consumed (requiring the addition of a new electrode), on average, every eight to ten operating hours. The actual rate of consumption and addition of electrodes for a particular furnace depends primarily on the efficiency and productivity of the furnace. Therefore, demand for graphite electrodes is directly related to the amount and efficiency of electric arc furnace steel production.

         Electric arc furnace steel production requires significant heat (as high as 5,000 degrees Fahrenheit, which we believe is the hottest operating temperature in any industrial or commercial manufacturing process worldwide) to melt the raw materials in the furnace, primarily scrap metal. Heat is generated as electricity (as much as 150,000 amps) passes through the electrodes and creates an electric arc between the electrodes and the raw materials.

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

         Electric arc furnace steel production has, for many years, been the long term growth sector of the steel industry, at an estimated average annual growth rate of about 3%. Graphite electrode demand is expected to grow over the long term at an estimated average annual growth rate of about 1% to 2%. There are currently in excess of 2,000 electric arc steel production furnaces operating worldwide. Worldwide electric arc furnace steel production grew from about 90 million metric tons (about 14% of total steel production) in 1970 to about 285 million metric tons (about 34% of steel production) in 2000, 279 million metric tons in 2001 (about 33% of steel production) and 299 million metric tons (about 33% of total production) in 2002. We estimate that steel makers worldwide added net new electric arc furnace steel production capacity of about 13 million metric tons in 2000, about 11 million metric tons in 2001 and about 15 million metric tons in 2002. We believe that a portion of the new capacity added in the past three years has not yet become operational. We are aware of about 23 million metric tons of announced new electric arc furnace steel production capacity that is scheduled to be added in 2003 through 2005.

         After an electric arc steel production furnace has been commissioned, the cost and time required to suspend and recommence production due to operational, economic or other factors is relatively low and short as compared to a basic oxygen steel production furnace. As a result, electric arc furnace steel producers are better able to reduce and increase production to respond to changes in demand and prices for steel. This ability has resulted in significant fluctuations in electric arc furnace steel production over the past five years, as economic conditions affecting demand for steel have fluctuated. The following table illustrates the growth in electric arc steel production since 1970:

                           WORLDWIDE STEEL PRODUCTION
                            (MILLIONS OF METRIC TONS)

                                 [Graph Omitted]


Sources: International Iron and Steel Institute and GTI estimates

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

         The improved efficiency of electric arc furnaces has resulted in a decrease in the average rate of consumption of graphite electrodes per metric ton of steel produced (called "SPECIFIC CONSUMPTION"). We estimate that specific consumption declined from about 4.3 kilograms of graphite electrodes per metric ton of steel produced in 1990 to about 2.4 kilograms per metric ton in 2002. We believe that, on average, as the costs (relative to the benefits) increase for electric arc furnace steel makers to achieve significant further efficiencies in specific consumption, the decline in specific consumption will continue at a more gradual pace. We further believe that the rate of decline in the future will be impacted by the addition of new electric arc furnace steel making capacity. To the extent that this new capacity replaces old capacity, it has the effect of reducing industry wide specific consumption due to the efficiency of new electric arc furnaces. To the extent that this new capacity increases industry wide electric arc furnace steel production capacity and that capacity is utilized, it creates additional demand for graphite electrodes. While we believe that the rate of decline of specific consumption over the long term has become lower, we believe that there was a slightly more significant decline in 2001 and 2002 than would otherwise have been the case due to the shutdown of older, less efficient electric arc furnaces due to industry rationalization.

         The fluctuations in electric arc steel production reflected in the preceding table resulted in corresponding fluctuations in demand for graphite electrodes. Other than in China, for which reliable information is generally not available, we believe that the graphite electrode manufacturing capacity utilization rate was about 93% in 2000, about 86% in 2001 and about

90% in 2002. In 2002, we believe that graphite electrode manufacturing capacity worldwide (excluding China, for which reliable information is generally not available) was about 800,000 metric tons.

         Production Capacity. Currently, there is one other global manufacturer and about ten other notable regional or local manufacturers of graphite electrodes. There have been no significant entrants in the manufacture of graphite electrodes since 1950.

         Since 1998, we have reduced our net graphite electrode manufacturing capacity by about 65,000 metric tons. Completed actions include the shutdown of graphite electrode manufacturing capacity in Canada, Germany, the U.S. and Italy, coupled with incremental expansion of graphite electrode manufacturing capacity in Mexico, South Africa and Spain. In addition, from 1998 through 2002, two of our competitors reduced their annual graphite electrode manufacturing capacity. Their announced reductions total more than 35,000 metric tons. Two of our graphite electrode competitors, who have about 60,000 metric tons of annual graphite electrode manufacturing capacity, are subject to bankruptcy proceedings.

         We successfully completed the first phase of capacity expansion, amounting to 10,000 metric tons, at our low cost manufacturing facility in Mexico in the 2002 fourth quarter. We intend to complete the expansion of this facility to 60,000 metric tons of annual graphite electrode manufacturing capacity by the end of the 2003 first quarter. We believe that, following this expansion, this facility will be the largest graphite electrode manufacturing plant in the world and will strengthen our ability to supply demand from the large NAFTA market on a low cost basis. We believe that our total annual graphite electrode manufacturing capacity will be about 210,000 metric tons by the end of the 2003 first quarter.

         We are not aware of any "greenfield" construction of new graphite electrode manufacturing facilities by any global or notable competitor. We are aware of incremental or other possible expansion of existing capacity.

         Graphite Electrode Market Share. We estimate that about 62% of the electric arc furnace steel makers worldwide (other than in China, for which reliable information is not generally available) and about 84% of the electric arc furnace steel makers in the U.S. and the markets where we have manufacturing facilities purchased all or a portion of their graphite electrodes from us in 2002. We further estimate that we supplied about 45% of all graphite electrodes purchased in the U.S. and the markets where we have manufacturing facilities and about 19% worldwide, in each case in 2002. We estimate that the global market for graphite electrodes was about $2.0 billion in 2002.

         We estimate that, in 2002, sales in the U.S. accounted for about 19% of our total net sales of graphite electrodes and that we sold graphite electrodes in over 70 countries, with no other country accounting for more than 11% of our total net sales of graphite electrodes.

         We believe that we have increased our volume of graphite electrodes sold to the ten largest electric arc furnace steel producers by about 9% in 2002 as compared to 2001. Sales of our graphite electrodes to the ten largest electric arc furnace steel producers constituted about 32% of our total volume of graphite electrodes sold in 2002. In 2002, six of our top ten customers were among the ten largest purchasers of graphite electrodes in the world. In addition to increased volumes, this shift in our customer base enables us to further optimize efficiencies and reduce costs.

         We expect that the larger producers will be the survivors of the continuing consolidation within the steel and aluminum industries. We also believe that, in many cases, the larger producers are more creditworthy than smaller producers and that we are able to better manage our exposure to trade credit risk as we increase the percentage of our total net sales sold to them.

         CATHODES. Cathodes consist primarily of blocks used as floor lining for, and conductors of electricity in, furnaces (called "POTS") used to smelt aluminum. Cathodes are made from either carbon or graphite. Cathodes are currently the only products available that have the high levels of electrical conductivity and the capability of sustaining highly corrosive melts at high temperature in an aluminum smelting furnace. We believe that there are currently no commercially viable substitutes for cathodes in aluminum smelting. In a typical aluminum smelting furnace operating at a typical rate and efficiency of production, the cathodes must be replaced every 5 to 8 years. Since cathodes are used in the construction of pots, demand for them is directly related to both the number of new aluminum smelting furnaces being built and the frequency with which existing furnaces are rebuilt.

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

         We believe that worldwide demand for aluminum will continue to grow over the long term at an average annual rate of about 3%, primarily because of greater use of aluminum by the transportation industry and higher growth in demand in China. We also believe that, over the long term, new aluminum smelting furnaces will need to be built to meet the growth in demand. We believe, therefore, that demand for graphite cathodes will continue to grow, both for new smelting furnaces as well as for substitution for carbon cathodes in existing smelting furnaces.

         We believe that we are the largest manufacturer of cathodes in the world and, in 2002, expanded the manufacturing capacity of our Brazilian facility, the only non-captive manufacturer of cathodes in the Americas. We estimate that we sold about 16% of the cathodes sold in the world in 2002. There are seven producers of cathodes in the world (excluding those located in Russia and China, about whom reliable information is generally not available). We estimate that the worldwide market for cathodes was about $450 million in 2002.

         ADVANCED SYNTHETIC GRAPHITE PRODUCTS. Advanced synthetic graphite includes isomolded, molded and extruded materials in a variety of grades for diverse applications. These materials include primary products (such as bulk graphite blocks (called "billets") that are sold to customers for further processing or finishing for end users) and machined specialty products (ranging from pressure casting molds for steel railroad car wheels to rocket nozzles, rocket cones and other components for the defense and aerospace industries).

         Isomolded grade ATJ is made in billets weighing more than one metric ton. Products fabricated from grade ATJ are used in applications including continuous casting and hot press manufacturing processes, composite tooling and molds, and resistance heating elements. Molded grades PGW and PGX are among the largest monolithic graphite shapes in the world. Grade PGX can be produced in shapes up to 73 inches in diameter and 75 inches in length and weighing more than ten metric tons. Products fabricated from grades PGW and PGX are used in applications including high temperature furnaces and crucibles, chemical processing equipment, and pressure and centrifugal casting equipment. Extruded grades CS and SLX are among the highest quality synthetic graphite materials produced in the world today. Products fabricated from grade CS and SLX are used as fused refractories, diamond drill molds and semiconductor components as well as in applications in aluminum smelting.

         We manufacture our advanced synthetic graphite products using raw materials, processes and technologies similar to those we use to make graphite electrodes and cathodes. We estimate the worldwide market for advanced synthetic graphite products and materials was about $450 million in 2002.

NATURAL GRAPHITE LINE OF BUSINESS

         Our natural graphite line of business develops, manufactures and sells high quality, highly engineered, natural graphite-based products, services and technologies for both established and high-growth-potential markets. We currently sell these products primarily to the transportation, chemical, fuel cell power generation and electronic thermal management markets. In addition, we provide cost effective technical services to a broad range of markets and license our proprietary technology in markets where we do not anticipate engaging in manufacturing ourselves. Our natural graphite-based products are developed and manufactured by our subsidiary, AET.

         Flexible graphite is used primarily as a gasket and sealing material. We are one of the largest producers of flexible graphite for these uses. Advanced flexible graphite can be used in the production of materials, components and products for other markets. For the fuel cell power generation market, we are developing materials and components for PEM fuel cells and fuel cell systems, including flow field plates and gas diffusion layers. For the electronic thermal management market, we are developing and selling thermal interface products and developing and introducing prototype and next generation heat spreaders, heat sinks and heat pipes for electronic applications, including applications in computers and communications, industrial, military, office and automotive equipment. Other identified markets include: fire retardant products for building and construction materials applications, and industrial thermal management products for high temperature process applications.

         The versatility of our proprietary processes and equipment enables us to modify natural graphite-based products to meet a variety of customer specifications. We work with our customers to develop technologically advanced solutions, utilizing our knowledge and expertise in the production of these products.

         SEALING PRODUCTS. We produce flexible graphite material from expandable natural graphite flake. This is an intermediate product that we produce from mined natural graphite flake using proprietary treating processes. We further fabricate the flexible graphite material into a variety of sheet, laminate and tape products. Flexible graphite is lightweight, conformable, temperature-resistant and inert to most chemicals. Due to these characteristics, it is an excellent gasket and sealing material that to date has been used primarily in high temperature and corrosive environments in the automotive and chemical industries. For example, automotive applications for our flexible graphite products include head gaskets and exhaust gaskets as well as engine and exhaust heat shields. We market our flexible graphite products under the GRAFOIL(R) name.

         FUEL CELL PRODUCTS. Fuel cells were invented in 1839 and were first used in practical applications in the 1960s in NASA's Gemini and Apollo space programs to provide electricity aboard spacecrafts. A fuel cell is an environmentally friendly power generator, which combines hydrogen (which can be obtained from a variety of sources such as methanol, natural gas and other fuels) with oxygen (from air, not necessarily pure) to produce electricity through an electrochemical process without combustion. The only by-products from this process are water and heat. We believe that Proton Exchange Membrane ("PEM") fuel cells have emerged as the leading fuel cell technology because they offer high power density, reduced weight and lower costs relative to alternative fuel cell technologies. PEM fuel cells have the potential for use as replacements for existing power generation systems in the following applications:

         o transportation applications, such as automobiles, buses and other vehicles;

         o stationary applications, such as residences, commercial buildings and industrial operations; and

         o portable applications, such as machinery, equipment and electronic devices.

We expect significant growth from this opportunity in the second half of this decade.

         Transportation Market. We believe that manufacturers of automobiles, buses and other vehicles are searching for a viable alternative to the internal combustion engine. We also believe that PEM fuel cells have the potential to provide the power of an internal combustion engine, to reduce or eliminate polluting emissions, and to lower vehicle operating costs through higher fuel efficiency and lower maintenance costs. The use of fuel cell systems in the global transportation market segment was projected in June 2002 by PricewaterhouseCoopers LLP to reach 1.6 million units by 2011.

         We believe, based on actual revenues and statements by Ballard Power Systems customers and other automobile manufacturers, that commercial sales of PEM fuel cells for use in automobiles began in late 2002 and will increase in 2003. For example, Honda and Toyota announced that they had released their FCX and FCHV fuel cell vehicles, respectively, in 2002, a year ahead of schedule. In addition, DaimlerChrysler is expected to have 30 of its Citaro fuel cell buses operating in ten European cities and to release its F-cell fuel cell vehicle in 2003.

         We also believe that the significant market opportunities for fuel cell vehicles will be supported by governmental programs. In January 2002, the Bush administration launched a new program called Freedom Cooperative Automotive Research ("FREEDOMCAR") aimed at spurring the growth of hydrogen fuel cells for next generation cars and trucks. In January 2003, the Bush administration launched FreedomFUEL which, in connection with FreedomCAR, raises the U.S. government's commitment to fuel cell research by focusing on technologies and infrastructure needed to produce, distribute and store hydrogen. About $1.7 billion of funding is proposed over the next five years under these programs.

         We believe that Ballard Power Systems is the world's leader in the development and commercialization of PEM fuel cells. For example, eleven out of the fourteen prototype fuel cell vehicles in the California Fuel Cell Partnership are powered by Ballard Power Systems fuel cells, including the FC5 developed by Ford Motor Company and the NECAR 4A and 5, Jeep Commander and, most recently, the F-Cell developed by DaimlerChrysler. In addition, Honda's FCX vehicle is, and DaimlerChrysler's Citaro bus and F-cell vehicle will be, powered by Ballard Power Systems' Mark 900 fuel cells.

         Advanced flexible graphite can be used in the production of materials, components and products for PEM fuel cells and fuel cell systems. We market our advanced flexible graphite products for fuel cell applications under the GRAFCELL(R) name. GRAFCELL(R) advanced flexible graphite is included in Honda's FCX vehicle and the DaimlerChrysler Citaro bus and F-Cell vehicle. In addition, it will be included in, among others, the Ballard Power Systems Mark 900 fuel cells to be delivered to Ford (a Cdn. $34.5 million sale by Ballard Power Systems, the largest single fuel cell stack order in the industry to date) and Ballard Power Systems fuel cell stacks to be provided to Honda (a Cdn. $25.9 million sale by Ballard Power Systems).

         Stationary Power Market. Fuel cells have the potential to provide electric power for residential, commercial and industrial stationary applications. Long-term increases in demand for these applications are expected, driven by continued growth of digital and new communications systems and infrastructures and industrialization of developing nations as well as continued population and personal income growth. We believe that demand for technologies such as fuel cells will be driven by requirements for uninterruptible electric power with a high degree of reliability and distributed power generation capability. Commercial sales are expected to begin with residential and general stationary systems in 2003. We believe that the North American market for stationary fuel cells will be about $7 billion in 2011.

         Portable Power Market. Fuel cells have the potential to provide electric power currently provided by rechargeable and nonrechargeable batteries in many portable electronic devices used in consumer, construction, marine and industrial applications. The fastest growing market opportunity is expected to be portable electronic devices, including laptop computers, cell phones and handheld devices. According to Allied Business Intelligence, Inc., over 40 billion batteries are produced worldwide each year and, in 1999, the global rechargeable battery market alone was estimated to be about $4 billion, with annual growth rates approaching 16%. Commercial sales of fuel cells for these applications are expected to begin with small portable system applications in 2003.

         ELECTRONIC THERMAL MANAGEMENT PRODUCTS. When electronic devices are used they generate heat. Dissipation of this heat is essential in order for these devices to operate properly for extended periods. Typically, the more advanced the device the more heat it generates. Electronics manufacturers are currently experiencing constraints in the development of even more advanced devices because of the limitations of current thermal management products and technology to dissipate the higher levels of heat generated. We are developing and introducing high quality, highly engineered advanced flexible graphite products, designs and solutions that improve thermal management in electronic applications, including computers and communications, industrial, military, office and automotive equipment.

         Our products include thermal interface products, heat sinks, heat spreaders and heat pipe products. Thermal interface products are those products that reside between a chip set or other heat generating unit in a device and the remaining components in the heat dissipation system in the device. Heat sinks are finned units (similar to radiators) that dissipate heat via air movement into the surrounding environment. Heat spreaders or pipes are engineered plates or tubes that move or spread heat from hot spots, such as a processing chip, to other locations in the device for dissipation into the environment.

         We expect that our products' superior ability to manage heat will allow engineers to redesign electronic devices to reduce cost, size and weight while improving performance. Our products offer many advantages over competitive products, such as copper or aluminum. These advantages include:

         o    excellent ability to conduct heat;

         o    mechanical and thermal stability;

         o    lightweight, compressible and conformable nature;

         o    cost competitiveness; and

         o    ease of handling.

         Our line of eGRAF(TM) thermal management products are designed to aid the cooling of chip sets and other heat generating components in computers, communications equipment and other electronic devices. We can provide custom or off-the-shelf products and sophisticated solutions for cooling complex devices. Our products are approved by customers for use in over 75 applications. For example, in 2002, we received an eGRAF(TM) thermal management component approval from Pelago Networks for use in the telecommunications industry, marking a new application for our products. During 2002, we also completed our first commercial sales of eGRAF(TM) heat spreaders and sinks. We obtained orders from industry leading electronic companies like IBM, Hitachi, Nortel, Maxtor and Agilent.

         In December 2001, we announced the development of our new, advanced eGRAF(TM) HiTherm series of thermal interface products designed to provide lower thermal resistance and superior thermal conductivity. Qualification efforts moved forward in 2002 with customers such as IBM and Intel, who have indicated about a 40% improvement in thermal conductivity and a 45% reduction in thermal resistance as compared to the earlier eGRAF(TM) thermal interface products.

         We believe that the thermal component market for computer, communication, industrial, military, office and automotive equipment applications was about $3 billion in 2001. We are targeting the following markets:

         o thermal interface products: a projected market of about $300 million in annual sales by 2006 and an annual growth rate of about 13% from 2001 through 2006;

         o heat sink products: a projected market of about $900 million in annual sales by 2006 and an annual growth rate of about 7% from 2001 through 2006; and

         o heat spreader and heat pipe products: a projected market of about $600 million in annual sales by 2006 and an annual growth rate of about 15% from 2001 through 2006;

in each case as projected in 2001 by Business Communications Company, Inc. and Prismark Partners L.L.C.

         FIRE RETARDANT AND INDUSTRIAL THERMAL MANAGEMENT PRODUCTS AND OTHER PRODUCTS AND SERVICES. We market engineered expandable graphite under the GRAFGUARD(R) name as a fire retardant additive for materials that require improved fire protection characteristics, including wood products, foam, plastics and other construction and building materials. We have developed engineered expandable graphite that expands when exposed to heat and can be used to improve the performance of traditional fire retardant additives, including phosphates, halogens and nitrogen compounds. We believe that growth in the use of expandable graphite will be driven by increasingly stringent performance requirements for fire retardant materials. SRI Consulting estimated that the worldwide market for flame retardants in 1998 was about $2.1 billion.

         Advanced flexible graphite can be used in the production of materials, components and products of industrial thermal management applications. We market our advanced flexible graphite products for these applications under the GRAFSHIELD(R) name. We believe that engineered natural graphite products can provide superior heat management solutions for insulation packages, induction furnaces, high temperature vacuum furnaces and direct solidification furnaces, and intend to target these markets. We believe that the market for these products was about $200 million worldwide in 2001.

CARBON MATERIALS LINE OF BUSINESS

         Our carbon materials line of business manufactures and delivers high quality carbon electrodes, carbon, semi-graphitic and graphite refractory bricks and carbon refractory blocks.

         CARBON ELECTRODES. Carbon electrodes are used primarily to produce silicon metal, which is consumed in the production of aluminum. Carbon electrodes are also used in the production of ferronickel and thermal phosphorous. Carbon electrodes are used and consumed in a manner similar to that of graphite electrodes, although at lower temperatures and with different consumption rates. We believe that demand for carbon electrodes fluctuates based primarily on changes in production of silicon metal. We also believe that the silicon metal industry is directly impacted by changes in global and regional economic conditions. We estimate that demand for carbon electrodes was about 86,000 metric tons in 2000 and about 69,000 metric tons in each of 2001 and 2002.

         We estimate that we sold about 26% of the carbon electrodes sold in the world in 2002. We estimate that the worldwide market for carbon electrodes was about $110 million in 2002. There are two significant manufacturers of carbon electrodes in the world. We are the only manufacturer of carbon electrodes in the Western Hemisphere.

         REFRACTORIES. Semi-graphitic and carbon refractory grade bricks are used primarily as chemical industry tank and reactor linings and blast furnace and submerged arc furnace hearth walls. These bricks have excellent resistance to corrosion and abrasion. Our carbon brick is one of the established standards for North American blast furnaces. Our semi-graphitic brick is used where higher conductivity is required or when additional abrasion resistance is desired. Our bricks are made in a multitude of standard shapes and sizes, and can also be cut to custom sizes.

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

         Carbon refractory blocks are used primarily as hearth bottom pads in blast furnaces and submerged arc furnaces, for which they are machined to shape and assembled in a variety of designs. We also provide special shapes (such as sidewall blocks, tap blocks, tuyere surrounds and runner liners) for blast furnaces, submerged arc furnaces and cupola furnaces.

                      PLANNING, PRODUCTION AND DISTRIBUTION

PLANNING

         We plan and source our graphite electrode and cathode production globally. Our global planning activities seek to maximize our cash flow from existing assets by scheduling the optimum product mix from our network of fully integrated state-of-the-art graphite electrode and cathode manufacturing facilities in diverse geographic regions. We deploy synchronous work processes at most of our manufacturing facilities. We have also installed and continue to install and upgrade proprietary process technologies at our synthetic graphite manufacturing facilities and use statistical process controls in our manufacturing processes.

         We have developed, and begun installing, a global information system using J.D. Edwards One World software for both enterprise resource planning and advanced production planning for managing our supply chains. The advanced planning capabilities that we have developed for our global synthetic graphite manufacturing capacity allow us to use our modularized capacity to seek to optimize, under then current conditions, changes in variables affecting profitability, including variable production costs, changes in currency exchange rates and changes in product mix. These capabilities also enable us to seek to maximize capacity utilization at as many of our facilities as possible as well as minimize our average fixed production cost per unit produced. We believe that our global manufacturing network provides a significant competitive advantage with respect to operational flexibility to timely service customers and maximize profitability. Our network also helps us to minimize risks associated with dependence on any single economic region.

PRODUCTION

         ELECTRODES AND CATHODES. The manufacture of a graphite electrode takes, on average, about two months. Graphite electrodes range in size from three inches to 30 inches in diameter and two feet to nine feet in length and weigh between 20 pounds and 4,800 pounds (2.2 metric tons).

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

         Cathodes range in size from 5 feet to 12 feet and weigh between 800 pounds and 3,700 pounds. Graphite cathodes are manufactured by a comparable process to graphite electrodes. Carbon electrodes (which can be up to 55 inches in diameter) and carbon cathodes are manufactured by a comparable process (excluding impregnation and graphitization). Other carbon materials are manufactured using a process comparable to that for carbon electrodes or a proprietary hot press process. We believe that we manufacture the broadest range of sizes in graphite electrodes and cathodes and that the quality of our electrodes and cathodes is competitive with or better than that of comparable products of any other major manufacturer.

         We generally warrant to our customers that our electrodes and cathodes will meet our specifications. Electrode and cathode returns and replacements have aggregated less than 1% of net sales in each of the last three years.

         We have the capacity to manufacture about 210,000 metric tons of graphite electrodes annually and about 40,000 metric tons of cathodes annually. We have the capacity to manufacture about 30,000 metric tons of carbon electrodes annually. The following table sets forth certain information regarding our sales volumes:


                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                       2000             2001              2002
                                                       ----             ----              ----
                                                                      (Metric tons)
Volume of graphite electrodes sold..............      217,000          174,000           180,000
Volume of cathodes sold.........................       35,000           33,000            37,000
Volume of carbon electrodes sold................       23,000           19,000            17,000


         Graphite electrodes are manufactured in Brazil, Mexico, South Africa, France, Spain and Russia. Cathodes are manufactured in France and Brazil. Carbon electrodes and other carbon materials are manufactured in the U.S.

         Major maintenance at our facilities is conducted on an ongoing basis. Manufacturing operations at any facility may be subject to curtailment due to new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies.

         ADVANCED SYNTHETIC GRAPHITE. Advanced synthetic graphite products are manufactured by a comparable process to graphite electrodes. Our facilities have the capability to process a wide range of raw materials, mill, mix and extrude or mold small to very large graphite blocks, impregnate, bake and graphitize the blocks, purify the blocks to reduce the impurities to parts per million levels, and machine the blocks using advanced machining stations to manufacture products finished to high tolerances and unique shapes. Advanced graphite materials are manufactured in the U.S. and France.

         NATURAL GRAPHITE. We use a proprietary process to convert natural graphite flake into expandable graphite. During this process, we can manufacture expandable graphite with a number of specific properties. For example, we can change its sensitivity to temperature, modify its particle size and give it long term stability. We manufacture flexible graphite by further processing expandable graphite. We fabricate finished gasket and sealing products by fabricating flexible graphite into sheet, laminate and tape products. We manufacture advanced flexible graphite by subjecting expandable or flexible graphite to additional proprietary processing. These additional processing steps alter the properties and characteristics of the graphite to make materials with modified electrical, thermal and strength characteristics.

         Our natural graphite line of business operates two state-of-the-art manufacturing facilities in the U.S. These facilities have the capability to chemically treat natural graphite flake, bake the flake in high temperature furnaces to expand the graphite flake, mechanically form and calender the expanded flake, and form and shape finished and intermediate products. In August 2001, AET's advanced flexible graphite line for fuel cell component and electronic thermal management product manufacturing successfully began production.

         Our natural graphite line of business has a quality assurance system designed to meet the most stringent requirements of its customers.

         QUALITY STANDARDS. Certain of our global manufacturing facilities are certified and registered to QS-9000, the U.S. quality standard, as well as ISO-9002, the international quality standard.

         RAW MATERIALS AND SUPPLIERS. The primary raw materials for electrodes and cathodes are engineered by-products and residues of the petroleum and coal industries. We use these raw materials because of their high carbon content. The primary raw materials for graphite electrodes and graphite cathodes are calcined petroleum cokes (needle coke for electrodes and regular grade cokes for cathodes), coal tar pitch and petroleum pitch. The primary raw materials for carbon electrodes and carbon cathodes are calcined anthracite coal and coal tar pitch and, in some instances, a petroleum coke-based material. The primary raw material for our natural graphite products is natural graphite flake.

         Typically, we purchase the raw materials for our synthetic graphite and carbon materials lines of business from a variety of sources, under short term contracts or on the spot market, in each case at fluctuating prices. We believe that adequate supplies of these raw materials are available at market prices. We purchase the majority of our petroleum coke from

ConocoPhillips. Since the beginning of 2001, these purchases have been made pursuant to a seven year supply agreement. In addition, in 2001, we shut down our coal calcining operations primarily because we entered into a five-year agreement to purchase calcined coal from a third party at a lower net effective cost than we could produce it for ourselves. These agreements contain customary terms and conditions. We believe that the quality and cost of these raw materials on the whole is competitive with or better than those available to our major competitors and that, under current conditions, these raw materials are available in adequate quantities. We also believe that we are able to purchase these raw materials on a more cost efficient basis than our competitors who have more limited product lines and production volumes.

         We believe that adequate supplies of natural graphite flake are available at market prices. We entered into an arrangement with Mazarin Mining Corporation Inc. to develop and commercialize a natural graphite deposit in Canada. The initial phase of the feasibility study, relating to the quality of the natural graphite flake in the deposit, was completed in 2000 with favorable results. The second phase of the feasibility study is expected to be completed by the end of 2004. The feasibility study is expected to cost about $2 million, for which we will receive a 25% interest in the mine. After completion of the study, we may decide to commence commercial production of the deposit with Mazarin, exercise an option to extend the period for the development decision for five one-year periods until 2009, or terminate the arrangement. In the case of extension, we will have to make option payments totaling Cdn. $800,000 if the option is extended for the full five years. We have the right to purchase the entire production of natural graphite flake from the deposit. We believe that at full capacity, if developed, the deposit should produce about 50,000 tons of natural graphite flake per year, which would make it one of the largest single sources of natural graphite flake in the world. We believe that, if developed, the deposit would have sufficient reserves to meet our projected needs for the next 10 to 15 years. Consummation of the arrangement is subject to, among other things, the receipt of any required governmental approvals.

         Electric power or natural gas used in manufacturing processes is purchased from local suppliers primarily under short-term contracts or in the spot market.

DISTRIBUTION

         Our graphite electrode customers generally seek to negotiate prices and anticipated volumes on an annual basis. These customers then generally place orders for graphite electrodes three to six months prior to the specified delivery date. These orders are cancelable by the customer. Therefore, we manufacture graphite electrodes and seek to manage graphite electrode inventory levels to meet rolling sales forecasts. We generally seek to maintain an appropriately low level of finished graphite electrode inventories, taking into account these factors and the length of graphite electrode manufacturing cycles. Our other products are generally manufactured or fabricated to meet customer orders. As a result, we do not manage or operate based on backlog.

         Finished products are generally stored at our manufacturing facilities. We ship our finished products to customers primarily by truck and ship, using "just in time" techniques where practical. Limited quantities of some finished products are also stored at local warehouses around the world to meet customer needs. Accordingly, inventory levels will vary with demand for these finished products. Recently, we have entered into long term supply contracts with purchasers of our carbon electrodes. We may, from time to time in the future, enter into long term supply contracts with purchasers of our other products.

         Proximity of manufacturing facilities to customers can provide a competitive advantage in terms of cost of delivery of electrodes and cathodes. The significance of these costs is affected by fluctuations in exchange rates, methods of shipment, import duties and whether the manufacturing facilities are located in the same economic trading region as the customer. We believe that we are generally better positioned globally in terms of such proximity than our major competitors to supply graphite electrodes and cathodes.

                           SALES AND CUSTOMER SERVICE

         SYNTHETIC GRAPHITE. Our synthetic graphite line of business sells products in every major geographic market primarily through its direct sales force, whose members are trained and experienced with our products. Its direct sales force operates from about 17 sales offices located around the world. It also sells products through independent sales agents and distributors.

         We have customer technical service personnel based around the world, and we assist customers to maximize their production and minimize their costs. We employ about 40 engineers to provide technical services and advice in all areas of electric arc steel production and aluminum smelting furnace design, commissioning and operation, electrode and cathode specification and use, and related matters. This technical service includes periodically monitoring certain customers' electric arc steel furnace efficiency levels. We believe that we have more technical service engineers located in more countries than any of our competitors.

         The sales and service groups of our synthetic graphite line of business include those dedicated to cathodes who are employed by Carbone Savoie. Carbone Savoie's sales and service groups work closely with those of Pechiney to maximize use of their respective products and technologies.

         NATURAL GRAPHITE. Our natural graphite line of business has about 8 direct field sales employees in the U.S. and about 2 in Europe. It also sells products through independent sales agents and distributors. We have customer service personnel, supported by our staff of development scientists and manufacturing engineers, to assist customers in learning about and using our products, improving their manufacturing processes and operations and solving their technical dilemmas. Our natural graphite line of business works closely with its customers to develop and test prototype materials. Its customer sales team coordinates sales, technology and manufacturing efforts to meet customer needs.

         CARBON MATERIALS. Our carbon materials line of business sells products through the direct global sales force of our synthetic line of business, located in all of our major markets, as well as through independent agents and distributors. Our U.S. sales office coordinates the activities of our experienced sales staff and these agents and distributors. Our experienced engineering staff provides technical service to our customers around the world. We provide specialized technical assistance to submerged arc and blast furnace operators with regard to product performance, furnace monitoring and operations analysis. We believe that our customer technical service staff is highly regarded.

                                   TECHNOLOGY

         One of our core competencies is graphite and carbon materials sciences, including high temperature processing. We have over 100 years of experience in the research and development of technology and know-how involving these sciences and processes. Our intellectual property portfolio is extensive. We believe that we operate the premier synthetic and natural graphite research and development facilities. We also operate a state-of-the-art testing facility and pilot plant capable of conducting physical and analytical testing to develop natural and synthetic graphite and carbon products and process technology. We seek to exploit this competency across all of our businesses to improve existing products and develop and commercialize new products.

RESEARCH AND DEVELOPMENT

         We conduct our research and development program both independently and in conjunction with our strategic partners and customers. We have two dedicated technology centers, one in Parma, Ohio, which is used by all of our lines of business, and the other in Venissieux, France, which is used by Carbone Savoie. We have the capability to provide small quantity or trial quantity production through a pilot plant facility located in Parma. Our state-of-the-art testing facility is also located in Parma. The activities at these centers and facilities are integrated with the efforts of our engineers at our manufacturing facilities who are focused on improving manufacturing processes.

         Past developments by us in our synthetic graphite line of business include larger and stronger electrodes, new chemical additives to enhance raw materials used in the manufacture of graphite electrodes and cold pastes with reduced environmental impact for use with cathodes. We have received significant recognition for the high quality of our products and have been awarded preferred or certified supplier status by many major steel and aluminum companies as well as industry groups and other customers.

         Two areas of current focus by our synthetic graphite line of business are further improvements in supersize graphite electrodes and in graphite cathodes. Supersize electrodes are used in the modern high-powered, larger electric arc furnaces that constitute the majority of newly built furnaces. In 2002, we introduced a next generation of supersize graphite electrode for the most demanding electric arc steel producing furnaces. Graphite cathodes can be used instead of carbon cathodes in smelting aluminum. Use of graphite cathodes allows for substantial improvements in process efficiency. We believe that the market for supersize graphite electrodes and graphite cathodes represent growth sectors of the graphite electrode and cathode businesses. There are about five other manufacturers of supersize graphite electrodes and two other large manufacturers of graphite cathodes in the world.

         A significant portion of our research and development programs is focused on our alliance with Ballard Power Systems, on our alliances with companies that use or specify the use of thermal management technologies, on our technology licensing and technical services businesses and on new product development.

         We believe that our research and development capabilities were an important factor in selection of us by Ballard Power System to enter into an exclusive long term product development and collaboration agreement. Our combined development efforts have led to significant advancements in materials and components used in its fuel cells. We also believe that the strength of our research and development capabilities and our technology were important factors in the selection of us as a strategic partner by other companies.

TECHNOLOGY LICENSING AND TECHNICAL SERVICES

         We offer, through licensing contracts, rights to use our intellectual property to other firms developing or manufacturing products. We also provide, through service contracts, research and development services, extensive product testing services, and graphite and carbon process and product technology information services to customers, suppliers and universities to assist in their development of new or improved process and product technology.

         To further capitalize on the value of our technology outside of our existing product lines, we launched our new HT2 technology licensing and services business in 2001. This business provides cost-effective technical services for a broad range of markets and licenses our proprietary technology for a broad range of applications through its web site, www.HT2.com. The web site includes technical papers on graphite and carbon science, technical literature, searches, industry news, and access to services such as high temperature testing and analysis, high temperature heat treating, consulting for process and product development, and technology licensing.

INTELLECTUAL PROPERTY

         We own, and have obtained licenses to, various domestic and foreign patents related to our technologies. These patents expire at various times over the next two decades. The patents that we own and have licensed, in the aggregate, are important to our competitive position and growth opportunities, particularly in connection with our natural graphite line of business.

         In 2002, we filed 49 U.S. and 22 foreign patent applications pertaining to our natural graphite line of business and 4 U.S. and 11 foreign patent applications pertaining to our synthetic graphite line of business. Also, in 2002, we were granted 15 U.S. and 11 foreign patents for our natural graphite line of business and 2 U.S. and 3 foreign patents for our synthetic graphite line of business. Among our competitors, we hold the highest number of patents for flexible graphite, as well as the largest number of patents relating to the use of flexible graphite for PEM fuel cell applications.

         We own, and have obtained licenses to, various trade names and trademarks used in our businesses. For example, the trade name and trademark UCAR are owned by Union Carbide Corporation (which has been acquired by Dow Chemical Company) and are licensed to us on a worldwide, exclusive and royalty-free basis until 2015. This particular license automatically renews for successive ten-year periods. It permits non-renewal by Union Carbide commencing after the first ten-year renewal period upon five years' notice of non-renewal. The trade name and trademark CARBONE SAVOIE are owned by Carbone Savoie and are used in connection with cathodes manufactured by it. The trademark CARBONE SAVOIE is registered in many countries throughout the world.

         We have an extensive amount of proprietary know-how and information. This proprietary know-how and information is also important to establishing and maintaining our competitive position and growth opportunities. We seek to protect our proprietary know-how and information, through, among other things, the requirement that employees, consultants, strategic partners and others, who have access to such proprietary information and know-how, enter into confidentiality or restricted use agreements.

                               STRATEGIC ALLIANCES

         We are pursuing strategic alliances that enhance or complement our existing or related businesses. Strategic alliances may be in the form of joint venture, licensing, supply or other arrangements that we believe will accelerate product commercialization, increase cash flow or leverage our strengths.

         SYNTHETIC GRAPHITE. We have developed a strategic alliance with Pechiney in the cathode business, which includes our relationship with it as a significant customer under a long term supply contract. Our joint venture with Pechiney has allied us with the world recognized leader in aluminum smelting technology. Under our alliance, Carbone Savoie holds our entire cathode manufacturing capacity, which is about 40,000 metric tons of cathodes annually. With this alliance, we believe that we are positioned as the quality leader in the low cost production of graphite cathodes, the preferred technology for deployment in new aluminum smelting furnaces due to their ability to provide substantial improvements in process efficiency. We are using Pechiney's smelting technology and our graphite technology and expertise in high temperature industrial applications to develop further improvements in graphite cathodes. Our graphite cathodes are used by Pechiney in its own plants and marketed to its licensees as well as to third parties.

         In April 2001, we entered into a joint venture with Jilin to produce and sell high-quality graphite electrodes in China. If successfully implemented, the joint venture would utilize renovated capacity at Jilin's main facility in Jilin City and complete additions at another facility in Changchun that were begun by Jilin. During the 2002 fourth quarter, we impaired our investments associated with this joint venture. This impairment results from uncertainty about the completion and start-up of the facilities due to the effects that the challenging 2002 graphite electrode industry conditions have had on Jilin. We continue to work closely with Jilin on production alternatives.

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

         NATURAL GRAPHITE. We have been working with Ballard Power Systems since 1992 on developing natural graphite-based materials for use in its PEM fuel cells. In 1999, we entered into a collaboration agreement with Ballard Power Systems to coordinate our respective research and development efforts on flow field plates and a supply agreement for flexible graphite materials. In 2000, Ballard Power Systems launched its Mark 900 series fuel cell stack and announced that it was the foundation for future Ballard Power Systems' fuel cells for transportation, stationary and portable applications. The flow field plates used in the Mark 900 are made from our GRAFCELL(R) advanced flexible graphite products.

         In October 2001, Ballard Power Systems launched its most advanced PEM fuel cell platform to date, the Mark 902. GRAFCELL(R) advanced flexible graphite is a strategic material for the Mark 902. Building upon the Mark 900, the advantages of the Mark 902 include lower cost, improved design for volume manufacturing, improved reliability, higher power density and enhanced compatibility with customer system requirements. The unit cell design of the Mark 902 allows scalable combinations to achieve a variety of power outputs ranging from 10 kilowatt to 300 kilowatt and is designed to allow configuration for stationary and transportation applications.

         In June 2001, our subsidiary, AET, entered into a new exclusive development and collaboration agreement and a new exclusive long term supply agreement with Ballard Power Systems, which significantly expand the scope and term of the 1999 agreements. In addition, Ballard Power Systems became a strategic investor in AET, investing $5 million in shares of Ballard Power Systems' common stock for a 2.5% equity ownership interest, to support the development and commercialization of natural graphite-based materials and components for PEM fuel cells. As an investor in AET, Ballard Power Systems has rights of first refusal with respect to certain equity ownership transactions, tag along and drag along rights, and preemptive and other rights to acquire additional equity ownership under certain limited circumstances.

         The scope of the new exclusive development and collaboration agreement includes natural graphite-based materials and components, including flow field plates and gas diffusion layers, for use in PEM fuel cells and fuel cell systems for transportation, stationary and portable applications. The initial term of this agreement extends through 2011. Under the new supply agreement, AET will be the exclusive manufacturer and supplier of natural graphite-based materials for Ballard Power Systems' fuel cells and fuel cell systems. AET will also be the exclusive manufacturer of natural graphite-based components, other than those components Ballard Power Systems manufactures for itself. The initial term of this agreement, which contains customary terms and conditions, extends through 2016. We have the right to manufacture and sell, after agreed upon release dates, natural graphite-based materials and components for use in PEM fuel cells to other parties in the fuel cell industry. In connection with the manufacture and sale of components, Ballard Power Systems will grant AET a royalty-bearing license for related manufacturing process technology.

         In July 2001, AET entered into a thermal design joint development agreement with Menova Engineering Inc. relating to the design and development of thermal components and heat solution products for computer and communications applications using eGRAF(TM) thermal management products. Menova will work exclusively with AET in the design and testing of new, graphite-based thermal solutions. In May 2001, AET also entered into a product manufacturing services agreement with JBC Seals, Packing & Kits Inc., which expands AET's ability to produce high volume, custom eGRAF(TM) thermal interface and other electronic thermal management products.

         In the 2001 second quarter, AET entered into a joint development program with a leading chip manufacturer to introduce thermal interface products for the next generation hand-held and portable devices.

         In December 2000, we entered into a license and technical services agreement with ConocoPhillips to license our technology for use at a carbon fiber manufacturing facility that ConocoPhillips was building in Ponca City, Oklahoma. In February 2003, ConocoPhillips announced that it would no longer be pursuing its carbon fiber initiative. Work under the agreement has been postponed until the parties have had an opportunity to discuss the implications of ConocoPhillips' announcement.

                                   COMPETITION

         SYNTHETIC GRAPHITE AND CARBON MATERIALS. Competition in the graphite electrode, cathode, advanced synthetic graphite and carbon materials businesses is based primarily on price, product quality and customer service.

         There is one other global manufacturer and about ten other notable regional or local manufacturers of graphite electrodes, including SGL Carbon (whose plants are located in North America and Europe), and four manufacturers in Japan (one of whom, Showa Denko Carbon, Inc., has a plant located in the U.S.).

         The downturn in global and regional economic conditions and the antitrust investigations, lawsuits and claims are having an impact on the graphite electrode industry. We believe that, at a minimum, these impacts include increased price competition and increased debt or cost burdens, or both, for most manufacturers in the industry. In December 1998, the U.S. subsidiary of SGL Carbon AG filed for protection under the U.S. Bankruptcy Code. This proceeding was dismissed in March 2000 on the grounds that it was not commenced in good faith. In October 2001, The Carbide/Graphite Group, Inc., a former competitor, filed for protection under the U.S. Bankruptcy Code and subsequently ceased operations in December 2002. It is possible that other competitors could make similar bankruptcy filings. It is also possible that, as a result of these bankruptcy filings or increased debt or costs, one or more of our competitors could divest graphite electrode manufacturing facilities. This could increase the number or change the capabilities of our competitors. It is not uncommon for companies subject to bankruptcy filings to enjoy, at least temporarily, a cost advantage as compared to their competitors. This advantage enables them to compete more aggressively on price.

         There are seven notable manufacturers of cathodes in the world. We believe that we and SGL Carbon are the largest manufacturers in the world. There are two significant manufacturers of carbon electrodes in the world, us and SGL Carbon. There are about five significant manufacturers of advanced synthetic graphite materials in the world.

         In general, the manufacture of high quality graphite and carbon products is a mature, capital intensive business that requires extensive process expertise and know-how regarding working with various raw materials and with raw material suppliers, furnace manufacturers and steel, aluminum or other metal producers or other end users (including working on the specific applications for finished products). It also requires high quality raw material sources and a developed energy supply infrastructure. There have been no significant entrants in the manufacture of graphite electrodes since 1950. We believe that it is unlikely that new "greenfield" graphite electrode manufacturing facilities will be built during the next several years due to, among other things, the relatively high cost of building a new facility and the need for extensive manufacturing process know-how. We believe that there are no commercially viable substitutes for graphite electrodes in electric arc steel production furnaces or cathodes in aluminum smelting furnaces. We are aware of commercially viable technologies that are competitive with carbon electrodes.

         NATURAL GRAPHITE. Competition in the natural graphite business with respect to existing products sold to the transportation, semiconductor, aerospace and electronic thermal management markets is based primarily on quality and price. Competition with respect to services and new products is, and is expected to be, based primarily on product and service innovation, performance and cost effectiveness as well as customer service, with the relative importance of these factors varying among services, products and customers.

         Competitors include companies located around the world that develop and manufacture natural graphite-based products, including SGL Carbon, Le Carbone S.A. (Pty) Ltd. and companies that develop, manufacture or provide substitute or alternative materials, products, services or solutions. We are one of two significant manufacturers of flexible graphite products in the world. SGL Carbon was the largest manufacturer of those products in 2002.

         Our PEM fuel cell products compete with other graphitic products, including fibers, composites and synthetic graphite, and metal-based products such as stainless steel. Our electronic thermal management products compete with a wide variety of materials, including copper and other metals, ceramics, conductive rubbers and greases. Our fire retardant products compete with compounds containing phosphates, halogens and hydrated aluminas as well as many other materials. Our sealing and gasket products compete with various fiber products such as asbestos, cellulose and synthetic composites as well as stainless steel and other metals. Our industrial thermal management products compete with a wide variety of materials, including natural and synthetic fibers, other carbon forms and metal-based products.

                              ENVIRONMENTAL MATTERS

         We are subject to a wide variety of federal, state, local and foreign laws and regulations relating to the presence, storage, handling, generation, treatment, emission, release, discharge and disposal of hazardous, toxic and other substances and wastes governing our current and former properties and neighboring properties and our current operations. These laws and regulations (and the enforcement thereof) are periodically changed and are becoming increasingly stringent. We have experienced some level of regulatory scrutiny at most of our current and former facilities, and have been required to take remedial action and incurred related costs, in the past and may experience further regulatory scrutiny, and may be required to take further remedial action and incur additional costs, in the future. Although this has not been the case in the past, these costs could have a material adverse effect on us in the future.

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

                                    EMPLOYEES

         At December 31, 2002, we had 3,885 employees, of which 1,894 were in Europe (including Russia), 840 were in Mexico and Brazil, 362 were in South Africa, 4 were in Canada, 778 were in the U.S. and 7 were in the Asia Pacific region. At December 31, 2002, we had 2,717 hourly employees.

         At December 31, 2002, about 66% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. At December 31, 2002, about 810 employees, or 21% of our employees, were covered by agreements, which expire, or are subject to renegotiation, at various times through December 31, 2003. We believe that, in general, our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure you, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.

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

         In January 1995, we consummated a leveraged equity recapitalization pursuant to an agreement among Union Carbide, Mitsubishi, GTI and a corporation affiliated with Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates. In the 1995 leveraged equity recapitalization:

        o GTI issued common stock representing about 75% of the then outstanding common stock to Blackstone, an affiliate of JPMorgan Chase Bank (formerly Chase Manhattan Bank) and certain members of management for $203 million;

        o GrafTech Global and certain of its foreign subsidiaries borrowed $585 million under senior secured credit facilities arranged through Chemical Bank, a predecessor of JPMorgan Chase Bank;

        o     GrafTech Global issued $375 million of senior subordinated notes;

        o     we repaid about $250 million of then existing indebtedness;

        o GTI repurchased all of its common equity then held by Mitsubishi for $406 million;

        o GTI paid to Union Carbide a cash dividend of $347 million on our common equity then held by Union Carbide, which common equity was converted into about 25% of the common stock outstanding after the 1995 leveraged equity recapitalization; and

        o certain members of management received restricted stock matching a portion of the common stock purchased by them and options to purchase up to an aggregate of about 12% of the common stock outstanding after the 1995 leveraged equity recapitalization on a fully diluted basis, subject to certain vesting requirements.

         In addition, in the 1995 leveraged equity recapitalization, we transferred all of our operating subsidiaries to GrafTech Global or subsidiaries of GrafTech Global.

         In August 1995, GTI completed an initial public offering of common stock. In connection with the offering, GTI sold common stock representing 22% of the common stock outstanding after the offering for net proceeds of $227 million and Union Carbide sold all of the common stock then owned by it for net proceeds of $199 million. GrafTech Global used net proceeds received by GTI to redeem $175 million aggregate principal amount of senior subordinated notes. We used the balance of the net proceeds received by GTI for general corporate purposes and to reduce other outstanding indebtedness.

         In March 1996, Blackstone, an affiliate of Chemical Bank and certain members of management sold shares of common stock in a secondary public offering. After the offering, Blackstone owned about 20% of the then outstanding common stock.

         In February 1997, GTI's Board of Directors authorized a program which, as amended in December 1997, authorized the repurchase of up to $200 million of common stock at prevailing prices from time to time in the open market or otherwise depending on market conditions and other factors, without any established minimum or maximum time period or number of shares. GTI purchased an aggregate of $92 million of common stock (including common stock repurchased from Blackstone as described below) under this program. The last repurchase was made in 1997. We may reactivate this program at any time.

         In April 1997, Blackstone sold about 14% of the then outstanding common stock in a secondary public offering. Concurrently with the offering, we repurchased 1,300,000 shares of common stock from Blackstone for $48 million. This repurchase constituted part of the stock repurchase program described above. After the offering and the repurchase, Blackstone ceased to be a principal stockholder of GTI.

         In June 1997, antitrust investigations by authorities in the U.S. and the European Union were commenced against us and other producers and distributors of graphite and carbon products. Subsequently, antitrust investigations by authorities in other countries and civil antitrust lawsuits were commenced and threatened against us and them.

         In March 1998, we began to implement management changes, which resulted in a new senior management team.

         In February 2000, we completed a debt recapitalization and obtained the Senior Facilities.

         In July 2001, we completed a public offering of 10,350,000 shares of common stock at a public offering price of $9.50 per share.

         In February 2002, we completed a private offering of $400 million aggregate principal amount of Senior Notes at a price of 100% of principal amount. In May 2002, we completed a private offering of $150 million aggregate principal amount of additional Senior Notes at a price of 104.5% of principal amount.

                   RISK FACTORS AND FORWARD LOOKING STATEMENTS

RISKS RELATING TO US

WE ARE DEPENDENT ON THE GLOBAL STEEL AND OTHER METALS INDUSTRIES. OUR RESULTS OF OPERATIONS MAY DETERIORATE DURING GLOBAL AND REGIONAL ECONOMIC DOWNTURNS.

         Our principal product, graphite electrodes, which accounted for about 63% of our total net sales in 2002, is sold primarily to the electric arc furnace steel production industry. Many of our other products are sold primarily to other metals industries and the transportation industry. These are global basic industries, and customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects demand for, and prices of, our products sold to these industries. Accordingly, we are directly affected by changes in global and regional economic conditions. These conditions are affected by events and circumstances beyond our control such as geopolitical events (such as the war on terror and the circumstances involving Iraq and North Korea), changes in demand by consumers, businesses and governments, and policy decisions by governments and central banks.

         In addition, demand for our products sold to these industries may be adversely affected by improvements in those products as well as in the manufacturing operations of customers, which reduce the rate of consumption or use of our products for a given level of production by our customers. We estimate that specific consumption declined from about 4.3 kilograms of graphite electrodes per metric ton of steel produced in 1990 to about 2.4 kilograms per metric ton in 2002. While we believe that the rate of decline of specific consumption over the long term has become lower, we believe that there was a slightly more significant decline in 2001 and 2002 than would otherwise have been the case due to the shutdown of older, less efficient electric arc furnaces.

         As a result of global and regional economic conditions, reductions in specific consumption and other factors, demand for our graphite electrodes and some of our other products sold to these industries has fluctuated significantly. Prices have declined significantly since 1998, although we implemented certain graphite electrode price increases in 2002 and 2003, primarily with respect to sales in 2003. Since 1999, our net sales and net income have declined significantly.

         We believe that business conditions for most of our products (other than cathodes) will remain challenging through 2003.

         We cannot assure you that the electric arc furnace steel production industry will continue to be the long term growth sector of the steel industry, that the aluminum industry will continue to experience long term growth or that any of the industries to which we sell products will experience recovery from current economic conditions affecting them. Accordingly, we cannot assure you that there will be stability or growth in demand for or prices of graphite electrodes or our other products sold to these industries. An extended continuation of current economic conditions or an adverse change in global or certain regional economic conditions could materially adversely affect us.

ANY SUBSTANTIAL GROWTH IN NET SALES, CASH FLOW FROM OPERATIONS OR NET INCOME FROM OUR NATURAL GRAPHITE LINE OF BUSINESS DEPENDS ON SUCCESSFULLY DEVELOPING, INTRODUCING AND SELLING NATURAL GRAPHITE TECHNOLOGY AND PRODUCTS FOR EMERGING APPLICATIONS ON A PROFITABLE BASIS. IF WE ARE NOT SUCCESSFUL, WE WILL NOT ACHIEVE OUR PLANNED GROWTH.

         Our planned growth depends on successful and profitable development and sale primarily of:

         o    materials and components for PEM fuel cells and fuel cell systems;
              and

         o electronic thermal management products for electronic devices such as computers and communications, industrial, military, office equipment and automotive equipment.

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

OUR FINANCIAL CONDITION COULD SUFFER IF WE EXPERIENCE UNANTICIPATED COSTS AS A RESULT OF ANTITRUST INVESTIGATIONS, LAWSUITS AND CLAIMS.

         Since 1997, we have been subject to antitrust investigations, lawsuits and claims. We have recorded pre-tax charges of $350 million against results of operations as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. We cannot assure you that remaining liabilities and expenses in connection with antitrust investigations, lawsuits and claims will not materially exceed the remaining uncommitted balance of the reserve or that the timing of payment thereof will not be sooner than anticipated. At December 31, 2002, $98 million remained in the unfunded reserve. The balance of the reserve is available for the remaining balance of the fine payable by us to the U.S. Department of Justice that was imposed in 1998 (excluding imputed interest thereon), the fine assessed against us by the antitrust authority of the European Union in July 2001 and other antitrust related matters. The aggregate amount of remaining committed payments for imputed interest at December 31, 2002 was about $6 million. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

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

         We are highly leveraged, and we have substantial obligations in connection with antitrust investigations, lawsuits and claims. At December 31, 2002, we had total debt of $731 million and a stockholders' deficit of $381 million. We typically discount or factor a substantial portion of our accounts receivable and use the proceeds to reduce our debt. During 2002, certain of our subsidiaries sold receivables totaling $187 million, of which we estimate that $46 million would have been outstanding at December 31, 2002. We are dependent on our revolving credit facility, the availability of which depends on continued compliance with the financial covenants under the Senior Facilities, for liquidity. We do not believe that we will have positive annual cash flow from operations in 2003. We believe that our debt will increase by about $35 million to $40 million at the end of 2003 as compared to the end of 2002, before taking into account possible asset sales.

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

         Further, substantially all of our assets in the U.S. are pledged to secure guarantees of the Senior Facilities by our domestic subsidiaries. In addition, our principal foreign operating subsidiaries are obligors under intercompany term notes and guarantees of those notes issued to

GrafTech Finance that are pledged to secure the Senior Notes. Our Swiss subsidiary is an obligor under an intercompany revolving note and our principal foreign subsidiaries are guarantors of that note that are pledged to secure the Senior Facilities. Most of the assets of the obligors under the intercompany revolving note and the related guarantees, which constitute a majority of our assets outside the U.S., are pledged to secure that note and those guarantees.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN MULTIPLE COUNTRIES.

         In 2002, about 71% of our net sales were derived from sales outside of the U.S., and at December 31, 2002, about 78% of our total property, plant and equipment and other long-lived assets were located outside the U.S. As a result of our significant international operations, we are subject to risks associated with operating multiple countries, including:

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

         o imposition of or increases in investment or trade restrictions and other restrictions or requirements by non-U.S. governments;

         o inability to definitively determine or satisfy legal requirements, inability to effectively enforce contract or legal rights and inability to obtain complete financial or other information under local legal, judicial, regulatory, disclosure and other systems; and

         o nationalization and other risks which could result from a change in government or other political, social or economic instability.

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

OUR ABILITY TO GROW AND COMPETE EFFECTIVELY DEPENDS ON PROTECTING OUR INTELLECTUAL PROPERTY, INCLUDING THAT RELATING TO FUEL CELL POWER GENERATION AND ELECTRONIC THERMAL MANAGEMENT. FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR GROWTH OPPORTUNITIES.

         We believe that our intellectual property, consisting of patents and proprietary know-how and information, particularly our intellectual property relating to fuel cell power generation and electronic thermal management, are important to our competitive position and growth opportunities. Failure to protect our intellectual property may result in the loss of the exclusive right to use our technologies. We rely on patent, trademark and trade secret laws, patents and confidentiality and restricted use agreements to protect our intellectual property. We own, and have obtained licenses to, various domestic and foreign patents related to our technologies. These patents expire at various times over the next two decades. When such patents expire, we will no longer have the right to exclude others from making, using or selling the claimed inventions. Some of our intellectual property is not covered by any patent or patent application.

         We cannot assure that agreements designed to protect our proprietary know-how and information will not be breached, that we will have adequate remedies for any such breach, or that such partners, consultants, employees or others will not assert rights to intellectual property arising out of these relationships. Moreover, we also cannot assure that protection for our intellectual property under our patents will be effective or that the use of our patented technology or proprietary know-how or information does not infringe the intellectual property rights of others.

         Our patents are subject to complex factual and legal considerations. Accordingly, there can be uncertainty as to the validity, scope and enforceability of any particular patent. Therefore, we cannot assure that:

         o any of the U.S. or foreign patents now or hereafter owned by us, or that third parties have licensed to us or may in the future license to us, will not be circumvented, challenged or invalidated;

         o any of the U.S. or foreign patents that third parties have licensed to us, or may license to us in the future, will not be licensed to others; or

         o any of the patents for which we have now or may in the future apply will be issued at all or with the breadth of claim coverage sought by us.

In addition, effective patent, trademark and trade secret protection may be unavailable, limited or not applied for in the U.S. or in any of the foreign countries in which we operate.

         Our ability to establish and maintain our competitive advantage through our technology and any intellectual property rights may be achieved, in part, by prosecuting claims against others whom we believe have misappropriated our technology or have infringed upon our intellectual property rights, as well as by defending against misappropriation or infringement claims brought by others against us. Our involvement in litigation to protect or defend our rights in these areas could result in a significant expense to us, adversely affect the development of sales of the related products, and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

         If necessary or desirable, we may seek licenses to intellectual property of others. However, we can give no assurance that we will obtain such licenses or that the terms of any such licenses will be acceptable to us.

         Our failure to obtain a license from a third party for its intellectual property that is necessary for us to make or sell any of our products could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or use of processes requiring the use of such intellectual property.

OUR CURRENT AND FORMER MANUFACTURING OPERATIONS ARE SUBJECT TO INCREASINGLY STRINGENT HEALTH, SAFETY AND ENVIRONMENTAL REQUIREMENTS.

         We use and generate hazardous substances in our manufacturing operations. In addition, both the properties on which we currently operate and those on which we have ceased operations are and have been used for industrial purposes. Further, our manufacturing operations involve risks of personal injury or death. We are subject to increasingly stringent environmental, health and safety laws and regulations relating to our current and former properties and neighboring properties and our current operations. These laws and regulations provide for substantial fines and criminal sanctions for violations and sometimes require the installation of costly pollution control or safety equipment or costly changes in operations to limit pollution or decrease the likelihood of injuries. In addition, we may become subject to potentially material liabilities for the investigation and cleanup of contaminated properties and to claims alleging personal injury or property damage resulting from exposure to or releases of hazardous substances or personal injury as a result of an unsafe workplace. In addition, noncompliance with or stricter enforcement of existing laws and regulations, adoption of more stringent new laws and regulations, discovery of previously unknown contamination or imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could be material.

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

         o limitations which may be imposed under new legislation or regulation;

         o suppliers' allocations to meet demand of other purchasers during periods of shortage (or, in the case of energy suppliers, extended cold weather);

         o    interruptions in production by suppliers; and

         o    market and other events and conditions.

         Petroleum and coal products, including petroleum coke and pitch, our principal raw materials, and energy, particularly natural gas, have been subject to significant price fluctuations. Over the past several years, we have mitigated the effect of price increases on our results of operations through our cost reduction efforts. We cannot assure you that such efforts will successfully mitigate future increases in the price of raw materials or energy. A substantial increase in raw material or energy prices which cannot be mitigated or passed on to customers or a continued interruption in supply, particularly in the supply of petroleum coke or energy, would have a material adverse effect on us.

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

WE HAVE SIGNIFICANT INTERCOMPANY LOANS, AND TRANSLATION GAINS AND LOSSES DUE TO CHANGES IN CURRENCY EXCHANGE RATES RESULTING IN SIGNIFICANT NON-CASH GAINS OR LOSSES.

         We have intercompany loans between GrafTech Finance and some of our foreign subsidiaries. Some of these loans are denominated in currencies other than the dollar and, accordingly, are subject to translation gains and losses due to changes in currency exchange rates. At December 31, 2002, the aggregate principal amount of non-dollar denominated intercompany loans was $400 million. A portion of these intercompany loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, translation gains and losses on these loans are recorded in other (income) expense, net on the Consolidated Statements of Operations. We record both unrealized and realized translation gains and losses in other (income) expense, net on the Consolidated Statements of Operations. We have the ability to replace each intercompany loan with an identical new intercompany loan. When we replace such a loan, we record net cumulative realized translation gains or losses with respect to that loan. Those realized gains or losses are, however, non-cash gains or losses. In 2002, we recorded a gain of $21 million in other (income) expense, net with respect to intercompany loans. We cannot assure that we will have any such gains in the future.

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

         We have also experienced volatility with respect to prices of raw materials and energy, and it has frequently required several quarters of cost reduction efforts to mitigate increases in those prices. We expect to experience volatility in such prices in the future. We have experienced translation gains and losses in the past, some of which have been significant, and expect to experience translation gains and losses in the future.

         Accordingly, results of operations for any quarter are not necessarily indicative of the results of operations for a full year.

THE GRAPHITE AND CARBON INDUSTRY IS HIGHLY COMPETITIVE. OUR MARKET SHARE, NET SALES OR NET INCOME COULD DECLINE DUE TO VIGOROUS PRICE AND OTHER COMPETITION.

         Competition in the graphite and carbon products industry (other than with respect to new products) is based primarily on price, product quality and customer service. Graphite electrodes, in particular, are subject to rigorous price competition. Price increases by us or price reductions by our competitors, decisions by us with respect to prices, profit margins and market shares, technological developments, changes in the desirability or necessity of entering into long term supply contracts with customers, or other competitive or market factors or strategies could adversely affect our market share, net sales or net income.

         Competition with respect to new products is, and is expected to be, based primarily on product innovation, performance and cost effectiveness as well as customer service.

         Competition could prevent implementation of price increases, require price reductions or require increased spending on research and development, marketing and sales that could adversely affect us.

WE CANNOT ASSURE YOU THAT WE WILL SUCCESSFULLY IMPLEMENT ANY STRATEGIC ALLIANCES FOR ANY OF OUR BUSINESSES.

         One of our key strategies is to pursue strategic alliances that enhance or complement our existing or related businesses. We cannot assure you that any alliance will be completed or as to the timing, terms or benefits of any alliance that may be completed.

WE MAY NOT BE SUCCESSFUL IN THE LAWSUIT AGAINST OUR FORMER PARENTS INITIATED BY US.

         We have initiated a lawsuit against our former parents. Successful prosecution of this lawsuit is subject to risks, including:

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

         We cannot predict the ultimate outcome of this lawsuit, including the possibility, timing or amount of any recovery of damages by us or any liability we may have in connection with any counterclaims or cross claims. In addition, we cannot assure you as to the possibility, timing or amount of any settlement or the legal expenses to be incurred by us or as to the effect of this lawsuit on management's focus and time available for our ongoing operations.

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

WE MAY NOT ACHIEVE THE COST SAVINGS TARGETED UNDER OUR 2002 MAJOR COST SAVINGS PLAN.

         Our targeted cost savings under our 2002 plan are based on assumptions regarding the costs and savings associated with the activities undertaken and to be undertaken as part of the 2002 plan. We cannot assure you that these assumptions are correct or that we will be able to implement these activities at the anticipated costs, if at all. If the costs associated with these activities are higher than anticipated or if we are unable to implement the activities as and when we have assumed, we may not be able to meet our cost savings targets.

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

         Unsecured intercompany term notes in an aggregate principal amount equal to $448 million (based on currency exchange rates in effect at December 31, 2002) and unsecured guarantees of those unsecured intercompany term notes issued to GrafTech Finance by certain of our foreign subsidiaries (which notes and guarantees are collectively called "UNSECURED INTERCOMPANY TERM NOTE OBLIGATIONS") have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, at December 31, 2002, the aggregate principal amount of unsecured intercompany term notes pledged to secure the Senior Notes equaled $399 million (based on currency exchange rates in effect at December 31, 2002), or about 73% of the aggregate principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount of about 9% of the aggregate principal amount of the Senior Notes, or $49 million (based on currency exchange rates in effect at December 31, 2002), and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities and the holders of the Senior Notes) of GrafTech Finance, as their interests may appear. The Senior Notes contain provisions restricting, subject to certain exceptions, the pledge of those unsecured intercompany term notes to secure any debt or obligation unless they are equally and ratably pledged to secure the Senior Notes for so long as such other pledge continues in effect.

         Substantially all of our assets in the U.S. are pledged to secure guarantees of the Senior Facilities by our domestic subsidiaries. In addition, UCAR Carbon and our Swiss subsidiary are obligors under secured intercompany revolving notes that are pledged to secure the Senior Facilities. Substantially all of their assets are pledged to secure those notes. The secured intercompany revolving note of our Swiss subsidiary is also guaranteed by our other principal foreign subsidiaries. Those guarantees are secured by a pledge of most of the assets of the guarantors. Those guarantees are pledged to secure the Senior Facilities. As a result, most of our assets outside the U.S. are pledged to secure the secured intercompany revolving note of our Swiss subsidiary and guarantees of that note. Further, our obligation to pay the $57.5 million balance of the antitrust fine to the DOJ is secured by a lien on the shares of GrafTech Global and GrafTech Finance held by GTI as well as the interest of GTI in the lawsuit initiated by us against our former parents, and we may secure our obligation to pay the antitrust fine of (euro)50.4 million (about $53 million, at currency exchange rates in effect at December 31, 2002) assessed by the EU Competition Authority with a letter of credit issued under the Senior Facilities, by a pledge of certain assets of one of our French subsidiaries or by some other means.

         The Senior Notes are guaranteed by GTI, GrafTech Global and UCAR Carbon and other U.S. subsidiaries holding a substantial majority of our U.S. assets. Those guarantees are unsecured, except the guarantee by UCAR Carbon. Each of the guarantors of the Senior Notes has also guaranteed the Senior Facilities, and those guarantees are secured. AET has also guaranteed the Senior Facilities, but has not guaranteed the Senior Notes. The guarantee of the Senior Notes by UCAR Carbon has been secured by a limited pledge of AET. While all of our shares of AET are pledged to secure the UCAR Carbon guarantee of the Senior Notes, at no time will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes. Moreover, the pledge of such shares is junior to the pledge of the same shares to secure the UCAR Carbon guarantee of the Senior Facilities.

         None of our foreign subsidiaries has guaranteed the Senior Facilities or the Senior Notes. The Senior Notes do not contain any limitation on new secured intercompany term loans pursuant to the Senior Facilities, or related guarantees, to foreign subsidiaries that are unsecured intercompany term note obligors.

         The guarantees of the unsecured intercompany term notes by foreign subsidiaries that are pledged to secure the Senior Notes are limited as required to comply with applicable law. Many of these laws effectively limit the amount of the guarantee to the net worth of the guarantor foreign subsidiary.

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

         GTI is our parent company. It is a holding company with no material assets or operations other than the common stock of GrafTech Global and GrafTech Finance and its interest in the lawsuit initiated by us against our former parents. Its principal liabilities consist of its guarantees of the Senior Facilities and the Senior Notes, its obligations with respect to the antitrust fines payable to the DOJ and the EU Competition Authority as well as any other remaining potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, an intercompany promissory note owed to GrafTech Global issued in connection with our leveraged equity recapitalization in 1995, and guaranties of debt and commercial obligations of our subsidiaries. GrafTech Global is a holding company with no material assets or operations other than the common stock of UCAR Carbon, which, in turn, holds the common stock of our other subsidiaries other than GrafTech Finance and an intercompany promissory note owed to it by GTI. Its principal liabilities consist of its guarantees of the Senior Facilities and the Senior Notes, an intercompany promissory note owed to GrafTech Finance and guaranties of debt and commercial obligations of our subsidiaries.

         The Senior Notes were issued by GrafTech Finance. GrafTech Finance is the borrower under the Senior Facilities. GrafTech Finance does not have any material assets other than:

         o the unsecured intercompany term note obligations that are pledged to secure the Senior Notes and that, in the case of the unsecured intercompany term notes, have a stated maturity that is the same as the stated maturity of the Senior Notes;

         o a secured intercompany revolving note issued by our Swiss subsidiary and secured guarantees of that note by our other principal foreign subsidiaries, as well as a secured intercompany revolving note issued by UCAR Carbon, that are pledged to secure the Senior Facilities;

         o certain other intercompany notes (called "CASH FLOW NOTES") payable to it created to facilitate the flow of funds among our subsidiaries (some or all of which have been or will be effectively contributed to our Swiss subsidiary in connection with a corporate realignment of our subsidiaries); and

         o assets associated with our treasury, cash management, cash pooling and hedging activities that are conducted through GrafTech Finance.

Its principal liabilities consist of its obligations under the Senior Facilities and the Senior Notes, its obligations under cash flow notes payable by it (some or all of which have been or will be likewise assumed by our Swiss subsidiary) and liabilities associated with such treasury and other activities.

         A substantial portion of our operations is conducted by, and a substantial portion of our cash flow from operations is derived from, our foreign subsidiaries. The foreign subsidiaries that have issued unsecured intercompany term notes are our operating subsidiaries in Mexico, Spain,

South Africa and Switzerland and our holding company in France. The obligations of the holding company in France in respect of its unsecured intercompany term note are guaranteed by our operating company in France engaged in the graphite electrode business on an unsecured basis. The unsecured intercompany term notes are guaranteed by our operating subsidiaries in Brazil, Canada, Mexico, Spain, Switzerland and the United Kingdom and the holding company in France. These subsidiaries have also guaranteed the secured intercompany revolving note of our Swiss subsidiary that is pledged to secure the Senior Facilities. Those guarantees are secured by pledges of most of their assets.

         Our operating subsidiary in Italy engaged in the advanced graphite materials business and our operating subsidiary in Russia as well as Carbone Savoie, AET and certain immaterial domestic and foreign operating companies and holding companies are neither guarantors of the Senior Notes nor unsecured intercompany term note obligors. At December 31, 2002, the aggregate book value of their assets was about $110 million. For 2002, their net income was about $6 million and their cash flow from operations was about $5 million (excluding the impact of payments and borrowings under a short-term intercompany note issued by Carbone Savoie).

         GrafTech Finance has made and will continue to make secured intercompany revolving loans to our Swiss subsidiary and UCAR Carbon. At December 31, 2002 (and based on currency exchange rates in effect on December 31, 2002), the aggregate principal amount of the secured intercompany revolving note of our Swiss subsidiary was about $44 million. GrafTech Finance may make secured intercompany revolving loans to one or more other domestic or foreign subsidiaries on the same basis as the existing secured intercompany revolving loans. The Senior Notes do not contain any limitation on existing or new secured intercompany revolving loans pursuant to the Senior Facilities to domestic or foreign subsidiaries that are guarantors of the Senior Notes or unsecured intercompany term note obligors.

         GrafTech Finance will rely upon interest and principal payments on intercompany loans, as well as loans, advances and other transfers from our operating subsidiaries, to generate the funds necessary to meet its debt service obligations with respect to the Senior Facilities and the Senior Notes. Our subsidiaries are separate entities that are legally distinct from GrafTech Finance, and our subsidiaries that are neither guarantors of the Senior Notes nor unsecured intercompany term note obligors have no obligation, contingent or otherwise, to pay debt service on the Senior Notes or to make funds available for such payments. The ability of our subsidiaries to make these interest or principal payments, loans, advances or other transfers is subject to, among other things, their earnings, their availability of funds, the covenants of their own debt, corporate laws, restrictions on dividends or repatriation of earnings, monetary transfer restrictions and foreign currency exchange regulations.

         The ability of GrafTech Finance or the holders of the Senior Notes to realize upon the assets of any subsidiary that is neither a guarantor of the Senior Notes nor an unsecured intercompany term note obligor in any liquidation, bankruptcy, insolvency or similar proceedings involving such subsidiary will be subject to the claims of their respective creditors, including their respective trade creditors and holders of their respective debt.

         As a result, the Senior Notes are structurally subordinated to all existing and future debt and other obligations, including trade payables, of our subsidiaries that are neither guarantors of the Senior Notes nor unsecured intercompany term note obligors. At December 31, 2002, the debt and liabilities of such subsidiaries totaled $10 million (excluding intercompany trade and other miscellaneous liabilities of $20 million).

         Except as otherwise specifically stated, the financial information included or incorporated by reference in this Report is presented on a consolidated basis, including both our domestic and foreign subsidiaries. As a result, such financial information does not completely indicate the assets, liabilities or operations of each source of funds for payment of debt service on the Senior Notes.

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

         In general, the unsecured intercompany term notes and the unsecured intercompany term note guarantees cannot be changed, and the unsecured intercompany term notes cannot be prepaid or otherwise discharged, without the consent of the holders of the Senior Notes. However, without the consent of the holders of the Senior Notes:

         o the interest rate, interest payment dates, currency of payment of principal and interest and currency in which an unsecured intercompany term note is denominated (subject to certain limitations) can be amended;

         o provisions of an unsecured intercompany term note obligation can be amended to comply with changes in applicable law, so long as such amendments do not change the enforceability, principal amount, stated maturity, average life, ranking or priority or prepayment provisions of an unsecured intercompany term note or the enforceability of or obligations guaranteed under an unsecured intercompany term note guaranty; and

         o    an unsecured intercompany term note can be prepaid in whole or in part if the proceeds received by GrafTech Finance from such prepayment are (i) invested in or loaned to a guarantor of the Senior Notes, (ii) loaned to another foreign subsidiary pursuant to an unsecured intercompany note that is pledged to secure the Senior Notes and is, to the extent permitted by applicable law, guaranteed by the unsecured intercompany term note guarantors or
              (iii) applied to an offer to purchase Senior Notes at a purchase price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest.

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

IN THE EVENT OF THE BANKRUPTCY OR INSOLVENCY OF GRAFTECH GLOBAL, UCAR CARBON OR ANY OF THE SUBSIDIARY GUARANTORS OR UNSECURED INTERCOMPANY TERM NOTE OBLIGORS, THE GUARANTEE OF THE

SENIOR NOTES BY GRAFTECH GLOBAL, UCAR CARBON OR SUCH
SUBSIDIARY OR THE UNSECURED INTERCOMPANY TERM NOTE AND THE UNSECURED INTERCOMPANY TERM NOTE GUARANTEE OF SUCH OBLIGOR COULD BE VOIDED OR SUBORDINATED.

         In the event of the bankruptcy or insolvency of GrafTech Global, UCAR Carbon or any of the subsidiary guarantors or unsecured intercompany term note obligors, its guarantee, unsecured intercompany term note guarantee or unsecured intercompany term note would be subject to review under relevant fraudulent conveyance, fraudulent transfer, equitable subordination and similar statutes and doctrines in a bankruptcy or insolvency proceeding or a lawsuit by or on behalf of creditors of that guarantor or obligor. Under those statutes and doctrines, if a court were to find that the guarantee or note was incurred with the intent of hindering, delaying or defrauding creditors or that the guarantor or obligor received less than a reasonably equivalent value or fair consideration for its guarantee or note and, at the time of its incurrence, the guarantor or obligor:

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

         The measure of insolvency varies depending upon the law of the jurisdiction being applied. Generally, however, a company will be considered insolvent at a particular time if the sum of its debts at that time is greater than the then fair saleable value of its assets or if the fair saleable value of its assets at the time is less than the amount that would be required to pay its probable liability on its existing debts as they become absolute and mature. We believe that each of the guarantors and obligors was:

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

FORWARD LOOKING STATEMENTS

         This Report contains forward looking statements. In addition, from time to time, we or our representatives have made or may make forward looking statements orally or in writing. These include statements about such matters as: future production and sales of steel, aluminum, fuel cells, electronic devices and other products that incorporate our products or that are produced using our products; future prices and sales of and demand for graphite electrodes and our other products; future operational and financial performance of various businesses; strategic plans; impacts of regional and global economic conditions; interest rate management activities; restructuring, realignment, strategic alliance, supply chain, technology development and collaboration, investment, acquisition, joint venture, operating integration, tax planning, rationalization, financial and capital projects; legal matters and related costs; consulting fees and related projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future costs, working capital, revenues, business opportunities, values, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words "will," "may," "plan," "estimate," "project," "believe," "anticipate," "intend," "should," "target," "goal," "expect" and similar expressions identify some of these statements.

         Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

         o the possibility that global or regional economic conditions affecting our products may not improve or may worsen due to geopolitical events, governmental actions or other factors;

         o the possibility that anticipated additions to capacity for producing steel in electric arc furnaces or anticipated reductions in graphite electrode manufacturing capacity may not occur;

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

         o the possibility that anticipated additions to aluminum smelting capacity using graphite cathodes may not occur or that increased production of graphite cathodes by competitors may occur;

         o the possibility that increased production of aluminum may not result in stable or increased demand for or prices or sales volume of graphite cathodes;

        o the possibility of delays in or failure to achieve widespread commercialization of PEM fuel cells which use natural graphite materials and components or that manufacturers of PEM fuel cells may obtain those materials or components used in them from other sources;

        o the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management or other products;

        o the possibility of delays in meeting or failure to meet contractually specified or other product development milestones or delays in expanding or failure to expand our manufacturing capacity to meet growth in demand for new or improved products, if any;

        o the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others;

        o the occurrence of unanticipated events or circumstances relating to antitrust investigations or lawsuits or to lawsuits initiated by us against our former parents;

        o the possibility that expected cost savings from our 2002 major cost savings plan or our other cost savings efforts will not be fully realized;

        o the possibility that anticipated benefits from the refinement of our organizational structure into three lines of business may be delayed or may not occur;

        o the possibility that the anticipated long-term benefits from the corporate realignment of our subsidiaries or the refinement of our organizational structure into three lines of business may not be fully achieved;

        o the occurrence of unanticipated events or circumstances relating to health, safety or environmental compliance or remediation obligations or liabilities to third parties, labor relations, raw material or energy supplies or cost, or strategic plans;

        o changes in interest or currency exchange rates, in competitive conditions or in inflation;

        o the possibility of failure to satisfy conditions or milestones under, or occurrence of breach of terms of, our strategic alliances with Pechiney, Ballard, ConocoPhillips or others;

        o the possibility that changes in financial performance may affect our compliance with financial covenants or the amount of funds available for borrowing under the Senior Facilities; and

        o other risks and uncertainties, including those described elsewhere or incorporated by reference in this Report, as well as future decisions by us.

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

ITEM 2.       PROPERTIES

         We operate the following facilities, which are owned or leased as indicated.



                                                                                                           OWNED OR
LOCATION OF FACILITY                     PRIMARY USE                                                        LEASED
--------------------                     -----------                                                        ------
U.S.

   Irvine, California...............     Machine Shop                                                       Leased
   Wilmington, Delaware.............     Corporate Headquarters                                             Leased
   Lakewood, Ohio...................     Flexible Graphite Manufacturing Facility and Sales Office          Owned
   Parma, Ohio......................     Technology Center, Testing Facility, Pilot Plant and Flexible      Owned
                                            Graphite Manufacturing Facility
   Clarksville, Tennessee...........     Sales Office, Shared Service Center and Machine Shop               Owned
   Columbia, Tennessee..............     Carbon Electrode Manufacturing Facility and Sales Office           Owned
   Lawrenceburg, Tennessee..........     Advanced Carbon Materials Manufacturing Facility                   Owned
   Clarksburg, West Virginia........     Advanced Graphite Materials Manufacturing Facility and Sales       Owned
                                         Office
Europe

   Calais, France...................     Electrode Manufacturing Facility                                   Owned
   Notre Dame, France...............     Electrode and Advanced Graphite Materials Manufacturing            Owned
                                             Facility and Sales Office
   Notre Dame, France...............     Cathode Manufacturing Facility and Sales Office                    Leased
   Venissieux, France...............     Cathode Manufacturing Facility and Technology Center               Owned
   Caserta, Italy...................     Machine Shop                                                       Owned
   Malonno, Italy...................     Machine Shop and Sales Office                                      Owned
   Saronno, Italy...................     Sales Office                                                       Leased
   Moscow, Russia...................     Sales Office                                                       Leased
   Vyazma, Russia...................     Electrode Manufacturing Facility                                   Owned
   Pamplona, Spain..................     Electrode Manufacturing Facility and Sales Office                  Owned
   Etoy, Switzerland................     Sales Office and European Headquarters                             Owned
   Sheffield, United Kingdom........     Machine Shop and Sales Office                                      Owned

Other International

   Salvador Bahia, Brazil...........     Electrode and Cathode Manufacturing Facility                       Owned
   Sao Paulo, Brazil................     Sales Office                                                       Leased
   Beijing, China...................     Sales Office                                                       Leased
   Hong Kong, China.................     Sales Office                                                       Leased
   Monterrey, Mexico................     Electrode Manufacturing Facility and Sales Office                  Owned
   Meyerton, South Africa...........     Electrode Manufacturing Facility and Sales Office                  Owned


         We believe that our facilities, which are of varying ages and types of construction, are in good condition, are suitable for our operations and generally provide sufficient capacity to meet our requirements for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

ANTITRUST INVESTIGATIONS

         In April 1998, pursuant to a plea agreement between the DOJ and GTI, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The plea agreement was approved by the U.S. District Court for the Eastern District of Pennsylvania (the "DISTRICT COURT") and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. At our request, in January 2002, the payment schedule for the $60 million unpaid balance outstanding at that time was revised to require a $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million, through January 2007. Beginning in 2004, the DOJ may ask the District Court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. At December 31, 2002, the statutory rate of interest was 1.41% per annum. Accrued interest will be payable together with each quarterly payment. The revised payment schedule has been approved by the District Court. All payments due have been timely paid.

         In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. In March 2002, we were advised that the Korean antitrust authority had assessed a fine against us in the amount of 676 million KRW ($569,000, based on currency exchange rates in effect at the time of payment) and assessed fines against five other graphite electrode producers in amounts ranging up to 4,396 million KRW (approximately $3.3 million, based on currency exchange rates in effect at the time of the decision imposing the fine). Our fine, which represented 0.5% of our graphite electrode sales in Korea during the relevant time period and was the lowest fine as a percentage of sales imposed by the Korean antitrust authority, reflected a substantial reduction as a result of our cooperation with that authority during its investigation. In May 2002, we appealed the decision. In July 2002, the Korean antitrust authority affirmed its decision on appeal. We paid the fine together with accrued interest, an aggregate of $584,000, in August 2002.

         In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. In July 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed a fine of (euro)50.4 million (about $53 million, based on exchange rates in effect at December 31, 2002) against us and assessed fines against seven other graphite electrode producers in amounts ranging up to
(euro)80.2 million. From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms with the EU Competition Authority. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the Court of First Instance of the European Communities in Luxembourg challenging the amount of the fine. Appeals of this type may take two years or longer to be decided and the fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We have had discussions with the EU Competition Authority regarding the appropriate form of collateral security during the pendency of the appeal. If the EU Competition Authority seeks to require payment of the fine or provision of collateral security therefor, we may file an interim appeal to the Court to waive or modify such requirement. We cannot predict how or when the Court would rule on such an interim appeal.

         In May 2001, we became aware that the Brazilian antitrust authority had requested written information from various steelmakers in Brazil. In April 2002, our Brazilian subsidiary received a request for information from that authority. We have provided that information.

         In May 2002, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of specialty graphite. The statement alleges that we and other producers violated European antitrust laws in connection with the sale of specialty graphite. In December 2002, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed no fine against us and assessed fines against seven other producers in amounts ranging up to (euro)28 million. We received a 100% reduction from the amount that otherwise would have been assessed against us due to our cooperation.

         Except as described above, the antitrust investigations against us in the U.S., Canada, the European Union, Japan and Korea have been resolved. We are continuing to cooperate with the DOJ, the EU Competition Authority and the Canadian Competition Bureau in their continuing investigations of others. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by antitrust authorities in Brazil or other jurisdictions.

         To the extent that antitrust investigations involving us have been resolved with guilty pleas or by adverse decisions, such guilty pleas and decisions make it more difficult for us to defend against other investigations as well as civil lawsuits and claims. We have been vigorously protecting, and intend to continue to vigorously protect, our interests in connection with the investigations described above. We may, however, at any time settle any possible unresolved charges.

ANTITRUST LAWSUITS

         Through December 31, 2002, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes. One of the settlements also covers the actual and respective potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments due have been timely paid.

         In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the District Court. In March 2002, we were served with another complaint commencing a separate civil antitrust lawsuit in the District Court. These lawsuits are collectively called the "FOREIGN CUSTOMER LAWSUITS". The first complaint, entitled Ferromin International Trade Corporation, et al. v. UCAR International Inc., et al. was filed by 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP New Zealand Ltd. et al. v. UCAR International Inc., et al. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled Saudi Iron and Steel Company v. UCAR International Inc., et al., was filed by a steelmaker who is located outside the U.S. The fourth complaint, entitled Arbed, S.A., et al. v. Mitsubishi Corporation, et al., was filed by 5 steelmakers, all of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs' claims. Appeals have been filed by the plaintiffs and the defendants with the U.S. Court of Appeals for the Third Circuit with regard to these dismissals. The U.S. Court of Appeals for the Third Circuit heard oral argument on these appeals on March 11, 2003, and we are awaiting its decision. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. We filed a motion to stay the lawsuit commenced by the fourth complaint pending resolution of appeals in the other foreign customer lawsuits and such motion was granted in July 2002.

         In 1999 and 2000, we were served with three complaints commencing three civil antitrust lawsuits (the "CARBON ELECTRODE LAWSUITS"). The first complaint, filed in the District Court, is entitled Globe Metallurgical, Inc. v. UCAR International Inc., et al. The second complaint, initially filed in the U.S. Bankruptcy Court for the Northern District of Ohio and subsequently transferred to the U.S. District Court for the Northern District of Ohio, Eastern Division, is now entitled Cohen & Co., Distribution Trustee v. UCAR International Inc., et al. (In re Simetco, Inc.). The third complaint, filed in the U.S. District Court for the Southern District of West Virginia, is entitled Elkem Metals Company Inc and Elkem Metals Company Alloy LLP v. UCAR Carbon Company Inc., et al. SGL Carbon AG is also named as a defendant in the first complaint and SGL Carbon Corporation is also named as a defendant in the first and third complaints. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. In October 2001, we settled the lawsuit commenced by the third complaint. In September 2002, we settled the lawsuit commenced by the first complaint. In January 2003, we settled the lawsuit commenced by the second complaint. The guilty pleas and decisions described above do not relate to carbon electrodes.

         In the 2002 first quarter, we and other producers of cathodes were served with a complaint commencing a civil antitrust lawsuit in the U.S. District Court for the District of Oregon entitled Northwest Aluminum Company, et al. vs. VAW Aluminum A.G., et al (the

"CARBON CATHODE LAWSUIT"). The complaint was filed by two producers of aluminum. Other producers of cathodes are also named as defendants in the complaint. In the complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of cathodes and seek, among other things, an award of treble damages resulting from such alleged violations. In November 2002, we settled this lawsuit. The guilty pleas and decisions described above do not relate to cathodes.

         In December 2002 and January 2003, we and other producers of bulk graphite were served with two complaints commencing two civil class action antitrust lawsuits. The first complaint, filed in the U.S. District Court for the District of New Jersey, is entitled Industrial Graphite Products, Inc. v. Carbone Lorraine North America Corporation, et al. The second complaint, filed in the same court, is entitled Ceradyne, Inc. v. Carbone Lorraine North America Corporation, et al. In February 2003, we learned that a class action complaint commencing a civil class action antitrust lawsuit had been filed against us and other producers of bulk graphite in the District Court entitled General Refractories Company v. GrafTech International Ltd., et al. In March 2003, this lawsuit was dismissed by the District Court without prejudice. In March 2003, we learned that two complaints commencing civil class action antitrust lawsuits had been filed against us and other producers of bulk graphite in the U.S. District Court for the District of New Jersey entitled General Refractories Company v. GrafTech International Ltd., et al. and Midwest Graphite Co., Inc. v. SGL Carbon, LLC, et al., respectively. The lawsuits commenced by the first, second, fourth and fifth complaints, along with a lawsuit commenced by a sixth complaint filed only against SGL Carbon, LLC, SGL Carbon A.G. and SGI Carbon GmbH, were subsequently consolidated or are subject to consolidation into a single lawsuit in the United States District Court for the District of New Jersey entitled In re: Bulk [Extruded] Graphite Products Antitrust Litigation (the "BULK GRAPHITE LAWSUITS"). In the bulk graphite lawsuits, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of bulk graphite and seek, among other things, an award of treble damages resulting from such alleged violations. In March 2003, we reached an agreement to settle the bulk graphite lawsuits.

         The foreign customer lawsuits are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against these remaining lawsuits as well as all threatened lawsuits and possible unasserted claims. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims. It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

ANTITRUST EARNINGS CHARGES

         We have recorded pre-tax charges of $350 million against results of operations as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The reserve of $350 million is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. The fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charge of $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at December 31, 2002, $350 million represents our estimate of these liabilities and expenses. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

         Through December 31, 2002, we have paid an aggregate of $252 million of fines and net settlement and expense payments and $14 million of imputed interest. At December 31, 2002, $98 million remained in the reserve. The balance of the reserve is available for the fine payable to the DOJ (excluding imputed interest thereon), the fine assessed by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments payable to the DOJ for imputed interest at December 31, 2002 was about $6 million.

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

         The defendants have filed motions to dismiss this lawsuit and a motion to disqualify certain of our counsel from representing us in this lawsuit. Oral hearings were held on those motions in the 2001 first and second quarters. The court approved a motion to disqualify certain of our counsel in November 2002, and denied our motion to reconsider that decision. We do not believe that either that decision or the adverse ruling on such motion for reconsideration will adversely affect this lawsuit. The court has not ruled on the motions to dismiss.

         We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through December 31, 2002, we had incurred about $5 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock is listed on the NYSE under the trading symbol "GTI". The closing sale price of our common stock was $5.96 on December 31, 2002, the last trading day of our last fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported by the NYSE:



                                                                                    High                  Low
                                                                                    ----                  ---
2001:
         First Quarter.................................................             $13.85                $9.19
         Second Quarter................................................              15.14                10.36
         Third Quarter.................................................              13.30                 8.35
         Fourth Quarter................................................              10.89                 7.00
2002:
         First Quarter.................................................              14.30                 9.80
         Second Quarter................................................              14.05                11.00
         Third Quarter.................................................              11.85                 7.05
         Fourth Quarter................................................               7.60                 3.82


As of February 28, 2003, there were 188 record holders of common stock. We estimate that about 3,500 stockholders are represented by nominees.

         Our common stock is included in the Russell 2000 Index.

         Effective August 7, 1998, GTI adopted a Stockholder Rights Plan (the "RIGHTS PLAN"). Under the Rights Plan, one preferred stock purchase right (a "RIGHT") was distributed on September 21, 1998 to stockholders of record on August 20, 1998 as a dividend on each share of common stock outstanding on the record date. Each share of common stock issued after the record date is accompanied by a Right.

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

         Under certain circumstances, holders of Rights, except a person or group described above and certain related parties, will be entitled to purchase shares of common stock (or, in certain circumstances, other securities or assets) at 50% of the price at which the common stock traded prior to the acquisition or announcement (or 50% of the value of such other securities or assets). In addition, if GTI is acquired after the Rights become exercisable, the Rights will entitle those holders to buy the acquiring company's common shares at a similar discount.

         GTI is entitled to redeem the Rights for one cent per Right prior to the time when the Rights become exercisable. If not redeemed, the Rights will expire on August 7, 2008.

         The preferred stock issuable upon exercise of Rights consists of Series A Junior Participating Preferred Stock, par value $.01 per share, of GTI. In general, each share of that preferred stock will be entitled to a minimum preferential quarterly dividend payment equal to the greater of $10 per share or 1,000 times the quarterly dividend declared on the common stock, will be entitled to a liquidation preference of $110,000 and will have 1,000 votes, voting together with the common stock.

DIVIDEND POLICIES AND RESTRICTIONS

         It is the current policy of GTI's Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of GTI's Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Senior Facilities and the Senior Notes and other factors deemed relevant by GTI's Board of Directors. We do not anticipate paying any cash dividends.

         GTI is a holding company that derives substantially all of its cash flow from GrafTech Global and GrafTech Finance. GTI's ability to pay dividends or repurchase common stock from earnings or cash flow from operating or investing activities is dependent upon the earnings and cash flow from operating or investing activities of GrafTech Global and its subsidiaries and the distribution of those earnings and cash flows by GrafTech Global to GTI.

         Under the Senior Facilities, GTI is permitted to pay dividends on common stock and repurchase common stock only in an annual aggregate amount of $25 million, plus up to an additional $25 million if certain leverage ratio and excess cash flow requirements are satisfied. We are also permitted to repurchase common stock from present or former directors, officers or employees in an aggregate amount of up to the lesser of $5 million per year (with unused amounts permitted to be carried forward) or $25 million on a cumulative basis since February 22, 2000. In addition, GrafTech Global is permitted to pay dividends to GTI for those purposes and also in respect of GTI's administrative fees and expenses and to fund payments in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims. The total amount of dividends to fund those payments (in each case, excluding certain imputed interest), plus the total amount paid on intercompany debt owed to GTI for the same purpose (in each case, excluding certain imputed interest), plus the amount of additional reserves created with respect to these investigations, lawsuits and claims may not exceed $340 million by more than $130 million (which $130 million is reduced by the amount of certain debt, other than the Senior Notes, incurred by us that is not incurred under the Senior Facilities).

         Under the Senior Notes, GTI is permitted to pay dividends on common stock and repurchase common stock only in a cumulative (from February 15, 2002) amount of $25 million (subject to reduction if we make other restricted payments), plus, if certain leverage ratio requirements are satisfied, an amount of up to the sum of 50% of certain cumulative (from April 1, 2002) consolidated net income, 100% of net cash proceeds from certain sales of common stock (subsequent to February 15, 2002) and certain investment returns. We are also permitted to repurchase common stock from present or former directors, officers or employees of up to the lesser of $5 million annually or $10 million on a cumulative basis from February 15, 2002. GrafTech Global is permitted to pay dividends to GTI for those and other purposes.

RECENT SALES OF UNREGISTERED SECURITIES AND OTHER ISSUANCES

         In 2002, certain of our officers and other employees elected to defer an aggregate of $49,212 in compensation pursuant to our compensation deferral program. The amount that we will be obligated to pay them, at the expiration of the deferral period, with respect to the deferred compensation will equal the value, at such expiration, of an aggregate of 6,204 shares of common stock. That number of shares equals the aggregate number of shares of common stock which could have been purchased at market prices on the respective dates of deferral. Such transactions were registered under the Securities Act of 1933.

         In the 2003 first quarter, we contributed 500,000 shares of common stock into the trust for our qualified U.S. retirement plan. These shares may be sold by the trust in the future to provide funding to meet obligations under the plan. We intend to make a voluntary excess contribution of an additional 1,500,000 shares of common stock to the trust in the 2003 second quarter and may make additional similar contributions to this and other plans in future periods. Such transactions were and would be exempt from the registration under Section 4(2) of the Securities Act of 1933 because such transactions did and will not involve the public offering of securities.

         We are contributing 1,573,600 shares of common stock into a benefits protection trust which we adopted to assist us in providing for payment of nonqualified retirement and other benefit plan obligations to management as well as payment of obligations with respect to certain compensation deferred by management and earnings thereon under our compensation deferral plan. These shares, in addition to the 426,400 shares similarly contributed in 2001, may be sold in the future to provide funding to meet such obligations under our non-qualified retirement plans. Such transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 because such transaction did not involve the public offering of securities.

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected consolidated financial data at and for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 have been derived from our audited annual Consolidated Financial Statements, except for the data under "Other Operating Data." The data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Report.



                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                               1998            1999         2000          2001         2002
                                                               ----            ----         ----          ----         ----
                                                                     (Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
   Net sales.......................................       $      947     $       831   $      776    $      654   $      613
   Gross profit......................................            343             258          216           185          140
   Selling, administrative and other expenses........            103              86           86            78           78
   Restructuring charges (credit) (a)................             86              (6)           6            12            6
   Impairment loss on long-lived and other assets (b)             60              35            3            80           17
   Antitrust investigations and related lawsuits and
     claims (c)......................................              -               -            -            10            -
   Securities class action and stockholder derivative
     lawsuits (d)....................................              -              13           (1)            -            -
   Corporate realignment and related expenses (e)....              -               -            -             2            3
   Interest expense..................................             73              84           75            60           60
   Provision for (benefit from) income taxes.........             32               1           10            15          (13)
   Income (loss) before extraordinary
     items (a)(b)(c)(d)(e)...........................            (30)             42           23           (87)         (15)
   Extraordinary items, net of tax (f)...............              7               -           13             -            3
   Net income (loss) (a)(b)(c)(d)(e)(f)..............            (37)             42           10           (87)         (18)

     Earnings (loss) per common share:
     Basic:   Income (loss) before extraordinary
              items.................................      $    (0.66)   $       0.94  $      0.51    $    (1.75)  $    (0.28)
                                                           =========      ==========    =========     =========    =========
              Net income (loss)......................     $    (0.83)   $       0.94  $      0.22    $    (1.75)  $    (0.33)
                                                           =========      ==========    =========     =========    =========
              Weighted average common shares
                outstanding (in thousands)...........         44,972          45,114       45,224        49,720       55,942
     Diluted: Income (loss) before extraordinary items    $    (0.66)   $       0.91  $      0.50    $    (1.75)  $    (0.28)
                                                           =========      ==========    =========     =========    =========
              Net income (loss)......................     $    (0.83)   $       0.91  $      0.22    $    (1.75)  $    (0.33)
                                                           =========      ==========    =========     =========    =========
              Weighted average common shares
                outstanding (in thousands)...........         44,972          46,503       45,813        49,720       55,942

BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents.........................     $       58    $         17   $       47    $       38   $       11
   Total assets......................................          1,137             933          908           797          859
   Short-term debt...................................             19               -            3             7           18
   Payments due within one year on long-term debt....             63              82           27             -            -
   Long-term debt carrying value.....................            722             640          705           631          699
   Fair value of hedged debt obligation..............              -               -            -             -            8
   Unamortized bond premium..........................              -               -            -             -            6
   Total debt........................................            804             722          735           638          731
   Other long-term obligations.......................            266             224          209           231          258
   Balance of reserve for antitrust investigations,
     lawsuits and claims.............................            195             131          107           101           98
   Other long term obligations (excluding the reserve
     for antitrust investigations, lawsuits and
     claims) (g).....................................            149             120          126           132          163
   Stockholders' equity (deficit)....................           (287)           (293)        (316)         (332)        (381)
   Working capital...................................            203             105          101           112          108


                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                               1998            1999         2000          2001         2002
                                                               ----            ----         ----          ----         ----
                                                                     (Dollars in millions, except per share data)

OTHER FINANCIAL DATA:
   Gross profit margin...............................           36.2%           31.0%        27.8%         28.3%        22.8%
   Depreciation and amortization.....................     $       51    $         45   $       43    $       36   $       29
   Capital expenditures..............................             52              56           52            40           50
   Cash flow provided by (used in) operations........            (29)             80           94            17          (60)
   Cash flow used in investing activities............            (31)            (39)         (50)          (39)         (50)
   Cash flow provided by (used in) financing activities           62             (80)         (13)           15           79

OTHER OPERATING DATA:
   Ratio of earnings to fixed charges (h)............              -            1.54x        1.30x            -            -
   Quantity of graphite electrodes sold
         (thousands of metric tons)..................            211             206          217           174          180

----------------------

   (a) For 1998, represents a charge in connection with closing graphite electrode operations in Canada and Germany and the consolidation of certain corporate administrative offices. These costs consisted primarily of severance, write-offs of fixed assets and environmental and other shutdown costs. For 1999, represents a net reduction in the estimate of shutdown costs recorded in 1998. For 2000, represents a $2 million charge in connection with the restructuring of our advanced graphite materials business and a $4 million charge in connection with a corporate restructuring involving workforce reduction. These costs consisted primarily of severance. For 2001, represents a $7 million charge in connection with the closure of graphite electrode manufacturing operations in Tennessee and coal calcining operations in New York and relocation of corporate headquarters, which consisted primarily of severance, and a $5 million charge in connection with the mothballing of our graphite electrode operations in Italy, which consisted primarily of shutdown costs. For 2002, represents a net increase in the estimate of the costs in connection with the mothballing of our graphite electrode operations in Italy. These costs consisted primarily of severance.

   (b) Represents impairment losses on long-lived assets associated with our Russian assets in 1998, our advanced graphite materials assets in 1999 and our cathode assets in 2000. For 2001, represents a $51 million impairment loss related to our graphite electrode assets in Tennessee, a $1 million impairment loss related to our coal calcining assets in New York, a $1 million impairment loss related to our advanced graphite materials assets, a $24 million impairment loss related to our graphite electrode assets in Italy and a $3 million impairment loss related to available-for-sale securities. For 2002, represents a $12 million impairment loss related to our carbon electrode assets in Tennessee, a $2 million impairment loss related to available-for-sale securities, and a $3 million related to our joint venture with Jilin in China.

   (c) Represents estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

   (d) Represents estimated liabilities and expenses in connection with securities class action and stockholder derivative lawsuits, $1 million of which was reversed in 2000.

   (e) Represents costs in connection with a corporate realignment of our subsidiaries.

   (f) For 1998 and 2000, represents write-off of capitalized bank fees resulting from early extinguishment of debt in connection with a debt refinancing and a debt recapitalization, respectively. For 2002, represents write-off of capitalized bank fees in connection with our retirement of debt and issuance of senior notes.

   (g) Represents pension, post-retirement and related benefits, employee severance liabilities and miscellaneous other long-term obligations.

   (h)   The ratio of earnings to fixed charges has been computed by dividing
         (i) earnings before income taxes, plus fixed charges (excluding capitalized interest) and amortization of capitalized interest by (ii) fixed charges, which consist of interest charges (including capitalized interest) plus the portion of rental expense that includes an interest factor. Earnings were insufficient to cover fixed charges by $3 million in 1998, by $69 million in 2001 and by $2 million in 2002 due to, among other things, restructuring charges and impairment losses on long-lived and other assets.

         The following quarterly selected consolidated financial data have been derived from the quarterly unaudited Consolidated Financial Statements. The data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Report.



                                                       FIRST     SECOND          THIRD           FOURTH
                                                      QUARTER    QUARTER         QUARTER         QUARTER
                                                      -------    -------         -------         -------
                                                         (Dollars in millions, except per share data)
2001:
    Net sales...........................           $    171       $      171       $     157       $   155
    Gross profit........................                 49               51              43            42
    Net income (loss) (a)(b)............                  3              (39)              4           (55)

    Basic net income (loss) per share...           $   0.07       $    (0.87)           0.07       $ (0.98)
                                                    =======        =========        ========        ======
    Diluted net income (loss) per share.           $   0.07       $    (0.87)     $     0.07       $ (0.98)
                                                    =======        =========        ========        ======

2002:
    Net sales...........................           $    138       $      161       $     154       $   160
    Gross profit........................                 31               36              34            39
    Loss before extraordinary item......
                                                         (2)              (6)             (5)           (2)
    Net loss (c)(d)(e)(f)...............                 (4)              (7)             (5)           (2)

    Basic loss per share before
       extraordinary item...............           $  (0.03)     $     (0.12)          (0.08)     $  (0.04)
                                                    =======        =========        ========        ======
    Basic net loss per share............           $  (0.06)     $     (0.14)     $    (0.08)     $  (0.04)
                                                    =======        =========        ========        ======
    Diluted loss per share before
       extraordinary item...............           $  (0.03)     $     (0.12)     $    (0.08)     $  (0.04)
                                                    =======        =========        ========        ======
    Diluted net loss per share..........           $  (0.06)     $     (0.14)     $    (0.08)     $  (0.04)
                                                    =======        =========        ========        ======

----------------------

(a) The 2001 second quarter includes a restructuring charge of $5 million related to U.S. graphite electrode operations, a charge of $53 million related to the impairment of long-lived U.S. graphite electrode and coal calcining assets, and a charge of $10 million related to antitrust investigations and related lawsuits and claims.

(b) The 2001 fourth quarter includes a restructuring charge of $7 million related primarily to Italian graphite electrode assets, a charge of $24 million related to the impairment of long-lived Italian graphite electrode assets, a $3 million charge related to the impairment of available-for-sale securities, and a $29 million charge related to adjustments made in connection with the capitalization of foreign tax credits to investment in affiliates as well as settlement of audits and adjustments to reserves.

(c) The 2002 first quarter includes a restructuring charge of $5 million related primarily to the mothballing of Italian graphite electrode operations.

(d) The 2002 second quarter includes a $12 million charge related to the impairment of long-lived U.S. carbon electrode assets and a $1 million charge related to impairment of available-for-sale securities.

(e) The 2002 third quarter includes a $1 million charge related to the impairment of available-for-sale securities.

(f) The 2002 fourth quarter includes a $3 million charge related to the impairment of our joint venture with Jilin in China and an additional $1 million restructuring charge related to the mothballing of Italian graphite electrode operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We are one of the world's largest manufacturers and providers of high quality natural and synthetic graphite- and carbon-based products and services, offering energy solutions to industry-leading customers worldwide. We manufacture and deliver high quality graphite and carbon electrodes and cathodes, used primarily in electric arc furnace steel production and aluminum smelting. We also manufacture other natural and synthetic graphite and carbon products used in, and provide services to, the fuel cell power generation, electronics, semiconductor, transportation, chemical and petrochemical markets. We have over 100 years of experience in the research and development of graphite and carbon technology, and currently hold numerous patents related to this technology.

         We believe that our electrode and cathode businesses have the leading market shares in the world. We are a global business, selling our products and engineering and technical services in more than 70 countries. We have 13 manufacturing facilities strategically located in Brazil, Mexico, South Africa, France, Spain, Russia and the U.S. Our customers include industry leaders such as Nucor Corporation and Arcelor in steel, Alcoa Inc. and Pechiney in aluminum, Ballard Power Systems Inc. in fuel cells, Intel Corporation in electronics, MEMC Electronic Materials in semiconductors and The Boeing Company in transportation.

         Our core competencies include graphite and carbon material sciences and high temperature processing know-how. We believe that we operate industry leading research, development and testing facilities. We also have strategic alliances with Pechiney, the world leader in aluminum smelting technology, Ballard Power Systems, the world leader in PEM fuel cell technology, and leaders in the electronic thermal management and other industries.

         In 2002, our businesses were organized around two operating divisions, our Graphite Power Systems Division, which included our graphite electrode and cathode businesses, and our Advanced Energy Technology Division, which included our natural graphite, advanced synthetic graphite and advanced carbon materials businesses. In 2003, we further refined the organization of our businesses into three lines of business:

         o a synthetic graphite line of business called Graphite Power Systems, which primarily serves the steel, aluminum, semiconductor and transportation industries and includes graphite electrodes, cathodes and other advanced synthetic graphite materials;

         o a natural graphite line of business called Advanced Energy Technology, which primarily serves the transportation, power generation, electronics and chemical industries and includes fuel cell, electronic thermal management and sealant products and services; and

         o a carbon materials line of business called Advanced Carbon Materials, which primarily serves the silicon metal and ferro-alloy industries and includes carbon electrodes and refractories.

         We believe that our new organizational structure better aligns our advantaged manufacturing platform with market opportunities and enables accelerated decision-making to respond to those opportunities. Under this organizational structure, we have begun to further streamline our operations. We are implementing voluntary and selective severance programs and revising our compensation programs to strengthen our business strategies. A main component of our compensation programs is a direct link between cash incentive compensation and cash profitability of our businesses.

         Our management team has actively repositioned our manufacturing network, improved product quality, reduced costs, reduced debt and other obligations, and managed antitrust liabilities. We have also implemented an enterprise-wide risk management process whereby we assess the business risks to our goal of maximizing cash flow, using a structured and disciplined approach. This approach seeks to align our people and processes with our critical strategic uncertainties so that our management team and GTI's Board of Directors may better evaluate and manage those uncertainties.

COST REDUCTION PLANS

         OVERVIEW. GTI's Board of Directors adopted a global restructuring and rationalization plan in September 1998 that delivered recurring annualized run rate cost savings of $132 million by the end of 2001. In January 2002, we announced a major cost savings plan that is one of the most aggressive major cost reduction plans being implemented in the graphite and carbon industry.

         2002 PLAN.  The key elements of the 2002 plan consist of:

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

          o the implementation of additional plant and corporate overhead cost reduction projects; and

          o the corporate realignment of our subsidiaries to generate significant tax savings.

         As part of the 2002 plan, we mothballed our graphite electrode manufacturing operations in Caserta, Italy during the 2002 first quarter, ahead of schedule. These operations had the capacity to manufacture 26,000 metric tons of graphite electrodes annually. After the shutdown of our graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee in the 2001 third quarter, these operations were our highest cost graphite electrode manufacturing operations. We expect to further incrementally expand graphite electrode manufacturing capacity at our facilities in Mexico, France and Spain during 2003. After the mothballing and incremental expansion, our total annual graphite electrode manufacturing capacity will remain about 210,000 metric tons. During the 2002 second quarter, we launched the expansion at our facility in Monterrey, Mexico, which will increase its capacity from about 40,000 metric tons to about

60,000 metric tons annually. We completed 10,000 metric tons of expansion at this facility by the end of 2002. We expect to complete the remaining expansion by the end of the 2003 first quarter.

         We have identified a number of additional plant and overhead cost reduction projects. One of our major projects is employee benefit plan redesign. In the 2001 fourth quarter and 2002 first quarter, we redesigned and implemented changes in our retiree medical insurance plan and our U.S. retirement and savings plans for active and retired employees. Among other things, we froze our qualified defined benefit plan and established a new defined contribution plan for most of our U.S. employees. These changes resulted in annual cost savings of $2 million in 2001 and $11 million in 2002 and will result in annual recurring cost savings of more than $11 million in 2003 and later years. In addition, on July 1, 2002, we amended our U.S. post-retirement medical coverage. Effective March 31, 2003, we will discontinue the Medicare supplement plan (for retirees 65 years or older or those eligible for Medicare benefits). This change will apply to all current employees not covered by a collective bargaining agreement, all current retirees who were not covered by a collective bargaining agreement when they retired and those retirees who retired under a former collective bargaining agreement. This change is expected to reduce our net post-retirement medical benefit obligation by about $7 million. The reduction will be amortized over the remaining life of the retiree population. Effective March 31, 2003, we will freeze our qualified defined benefit plan for our remaining U.S. employees.

         We are also implementing voluntary and selective severance programs. These programs are designed to compliment our global work process and organizational redesign. From 1998 through 2002, we reduced our global workforce by about 1,600 employees (or 30%). The voluntary and selective severance programs are expected to result in the reduction of our global workforce by up to an additional 200 employees (or about 5%). The voluntary severance program requires election by eligible participants by March 31, 2003. These programs may require up to $14 million of restructuring charges throughout 2003, approximately $7 million of which are expected to be cash. These programs are expected to result in annual cost savings of $6 million in 2003 and annual recurring cost savings of $12 million in 2004 and are part of our annual recurring cost saving targets discussed below.

         The corporate realignment of our subsidiaries was substantially completed in the 2002 first half and resulted in substantial tax savings. As a result of the corporate realignment of our subsidiaries, the effective income tax rate for 2002, excluding non-recurring charges or benefits associated with the corporate realignment of our subsidiaries, was about 35%.

         We intend to sell real estate, non-strategic businesses and certain other non-strategic assets over the next two years. We anticipate that the aggregate estimated pre-tax, cash proceeds from these sales will total $75 million.

         We are targeting recurring annual pre-tax cost savings of $30 million in 2003, $60 million in 2004 and $80 million in 2005, which is later than previously expected due to a variety of factors. These factors include the sale of higher cost inventories associated with low operating levels in early 2002, higher than planned costs associated with activities to transition graphite electrode production capacity from our higher cost facilities to our lower cost facilities, including the sourcing of graphite electrodes from other producers and extended preparations at our existing facilities to run at capacity, and impacts of net changes in currency exchange rates. Savings achieved under the 2002 plan are additive to those which we achieved by the end of

2001 under the 1998 plan that is now completed. We achieved cost savings of about $14 million in 2002.

         We believe that implementation of the 2002 plan will require about $27 million of cash exit costs (excluding taxes), of which about $16 million has been recorded through 2002. Approximately $8 million of the $16 million has been paid through 2002. The 2002 plan is expected to result in about $37 million of non-cash restructuring charges and impairment losses on long-lived assets, of which about $24 million was recorded in the 2001 fourth quarter. In addition, in the 2002 first quarter, we recorded a $5 million restructuring charge that related primarily to the mothballing of our Italian graphite electrode manufacturing operations under the 2002 plan and an additional $1 million in the 2002 fourth quarter. This charge includes estimated pension, severance and other related employee benefit costs for 102 employees and other mothballing costs. The remaining actions associated with the 2002 plan, primarily the implementation of global work process changes and additional overhead cost reductions, could result in additional restructuring charges.

         1998 PLAN. The key elements of our global restructuring and rationalization plan announced in September 1998 and enhanced in October 1999 included the shutdown of our graphite electrode manufacturing operations at our facilities in Canada and Germany and the downsizing of our graphite electrode manufacturing operations at our facilities in Russia. As a result of the 1998 plan and other cost savings initiatives, we reduced our average graphite electrode production cost per metric ton by the end of 2001 by 15% since the 1998 fourth quarter.

         OTHER COST SAVINGS ACTIVITIES. Since 1998, we have initiated other cost savings activities. Some of these activities will continue while the 2002 plan is being implemented.

         We began to implement in 2000 and are continuing to implement a global business process rationalization and transformation initiative. Through December 31, 2002, our investment in the initiative included about $10 million of consulting fees and internal costs and $10 million of capital expenditures, primarily for costs related to implementation of global information technology systems for advanced planning and scheduling software and global treasury management systems. We have evaluated every aspect of our supply chain and improved and continue to improve performance through realignment and standardization of supply chain processes and systems and improvement of interfaces with trading partners.

         Effective April 2001, we entered into a ten year service contract with CGI Group Inc. valued at $75 million. Pursuant to this contract, CGI became the delivery arm for our global information technology service requirements, including the design and implementation of our global information and advanced manufacturing and demand planning processes, using J.D. Edwards software. Through this contract, we are seeking to transform our information technology service capability into an efficient, high quality enabler for our global supply chain initiatives as well as a contributor to our cost reduction activities. Under the outsourcing provisions of this contract, CGI manages our data center services, networks, desktops, telecommunications and legacy systems. Through this contract, we believe that we will be able to leverage the resources of CGI to assist us in achieving our information technology goals and our cost savings targets.

         In the 2002 third quarter, we entered into a ten year outsourcing contract with CGI Group Inc. valued at $36 million. Pursuant to this contract, CGI became the delivery arm for our finance and accounting business process services, including accounts receivable and accounts payable activities. CGI also provides various related analytical services such as general accounting, cost accounting and financial analysis activities. Through this contract, we believe that we will be able to further leverage the resources of CGI to assist us in achieving our cost savings targets.

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

         In April 2001, we entered into a joint venture with Jilin to produce and sell high-quality graphite electrodes in China. If successfully implemented, the joint venture would utilize renovated capacity at Jilin's main facility in Jilin City and complete additions at another facility in Changchun that were begun by Jilin. We are required to make capital contributions of $6 million of cash ($2 million of which has been contributed to date) plus technical assistance ($1 million of which has been contributed to date) for our 25% ownership interest in the joint venture. The successful implementation and completion of the parties' capital contributions to the joint venture is subject to the receipt of required Chinese governmental approvals and satisfaction of other conditions. During the 2002 fourth quarter, we impaired our total investments to date of $3 million associated with this joint venture with Jilin. This impairment results from uncertainty about the completion and start-up of the facilities in Changchun, China due to the effects that the challenging 2002 graphite electrode industry conditions have had on Jilin. We continue to work closely with Jilin on production alternatives. However, we will make no further contributions to the joint venture until we have agreed upon production alternatives.

         We have been working with Ballard Power Systems since 1992 on developing natural graphite-based materials for use in its fuel cells for power generation. In June 2001, our subsidiary, AET, entered into an expanded exclusive development and collaboration agreement and an expanded exclusive long-term supply agreement with Ballard Power Systems. In addition, Ballard Power Systems became a strategic investor in AET, investing $5 million (valued at the time of investment) in shares of Ballard Power Systems common stock for a 2.5% equity ownership interest in AET.

         The scope of the expanded exclusive development and collaboration agreement includes natural graphite-based materials and components, including flow field plates and gas diffusion layers, for use in PEM fuel cells and fuel cell systems for transportation, stationary and portable applications. The initial term of this agreement extends through 2011. Under the new supply agreement, we will be the exclusive manufacturer and supplier of natural graphite-based materials for Ballard Power Systems fuel cells and fuel cell systems. We will also be the exclusive manufacturer of natural graphite-based components, other than those components that Ballard Power Systems manufactures for itself. The initial term of this agreement, which contains customary terms and conditions, extends through 2016. We have the right to manufacture and sell, after agreed upon release dates, natural graphite-based materials and components for use in PEM fuel cells to other parties in the fuel cell industry.

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

         The economic weakness in North America adversely impacted economic conditions in Europe, Asia (except for China), Brazil and other regions, and this impact became more severe during 2001. Electric arc furnace steel production declined in 2001 as compared to 2000 by about 11% in Asia (excluding China) and 11% in Brazil. The decline of electric arc furnace steel production in Brazil was caused both by shortages of electricity brought on by a drought that reduced hydroelectric power generation (that have been largely relieved in 2002) as well as by the weakening in global economic conditions. Brazil was also impacted by developing currency, debt and related economic crises in Brazil itself as well as in neighboring Argentina. Electric arc furnace steel production in China remained relatively stable.

         Worldwide electric arc furnace steel production declined by about 2% in 2001 (to a total of about 279 million metric tons, about 33% of total steel production) as compared to 2000.

         These fluctuations in electric arc furnace steel production resulted in corresponding fluctuations (to a greater or lesser extent, depending on economic conditions affecting, and decisions by, electric arc furnace steel producers) in demand for graphite electrodes. We estimate that worldwide graphite electrode demand declined in 2001 as compared to 2000 by about 8%. Overall pricing worldwide was weak throughout most of this period. While we implemented increases in local currency selling prices of our graphite electrodes in 2000 and early 2001 in Europe, the Asia Pacific region, the Middle East and South Africa, we were not able to maintain all of these price increases.

         We have been experiencing intense competition in the graphite electrode industry. One of our U.S. competitors, The Carbide/Graphite Group, Inc., filed for protection under the U.S. Bankruptcy Code in October 2001. In order to seek to minimize our credit risks, we reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unpaid trade receivables from steel companies in the U.S. that have filed for protection under the U.S. Bankruptcy Code since January 1, 2000 have aggregated only 1.4% of net sales of graphite electrodes in the U.S. during the period from January 1, 2000 through December 31, 2002. Our volume of graphite electrodes sold declined in 2001 as compared to 2000 by about 20% due primarily to the decline in electric arc furnace steel production as well as our efforts to implement and maintain local currency selling price increases and our efforts to seek to minimize credit risks.

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

         2002. Global economic conditions remained relatively weak in 2002. However, electric arc furnace steel production rebounded from the depressed level in 2001. We estimate that worldwide electric arc furnace steel production increased by about 7% in 2002 (to a total of about 299 million metric tons, about 33% of total steel production) as compared to 2001. This increase was primarily due to an increase in production in the U.S. and China and, to a limited extent, in Mexico and Asia (other than China).

         In March 2002, President Bush announced his decision to impose tariffs, of up to 30% initially and declining thereafter over a three year period, on most imported steel as part of a broader plan to rescue the financially troubled steel industry in the U.S. Several additional exemptions were granted in 2002 by the Bush administration. We believe that the tariffs are having a modest positive impact on electric arc furnace steel production in the U.S. While steel imported from Mexico is exempt from those tariffs, steel imported from Europe and Asia is not exempt. Steel production in those regions has been adversely impacted by the tariffs. Further, import duties in China on both steel and graphite electrodes have declined as a result of the admission of China to the World Trade Organization. We cannot predict whether and to what extent these developments will impact our global business over the long-term. However, the U.S. Section 201 tariffs will remain in place through 2004, and China has extended its temporary tariff into 2003.

         Worldwide graphite electrode demand was very depressed in the 2002 first quarter, but rebounded from those depressed levels during the balance of 2002. We utilized virtually 100% of our graphite electrode manufacturing capacity during the last three quarters of 2002 and our volume of graphite electrodes sold increased about 4% in 2002 from 2001. Overall, we believe that worldwide graphite electrode demand increased modestly in 2002 as compared to 2001. While we attempted to implement increases in local currency selling prices of our graphite electrodes in 2002, we believe that graphite electrode pricing declined by about 10% (in average dollar terms) in 2002 as compared to 2001, driven by supply/demand imbalance as well as global and industry economic conditions.

         Weak economic conditions in 2002 resulted in relatively low demand and weak pricing for our other products sold to metals, transportation and other industries (other than graphite cathodes). We used virtually 100% of our cathode manufacturing capacity during 2002 and our volume of cathodes sold increased about 10% in 2002 from 2001. Demand and prices for cathodes remained strong primarily due to construction of new aluminum smelters using graphite cathodes, even as old smelters using carbon cathodes are removed from service.

         OUTLOOK. We believe that the rebound we experienced in graphite electrode demand from the depressed level in the 2002 first quarter was primarily due to the improvement in conditions in the steel industry and an increase in our market share as we continue to implement our enterprise selling and other strategies. We are now seeing the building of steel inventory levels, especially in the U.S. Our graphite electrode order book is about 80% full for 2003 and our cathode order book is virtually full for 2003. We announced, effective for new orders placed after February 2003, price increases of (euro)100 per metric ton for our graphite electrodes sold in Europe, $200 per metric ton for our graphite electrodes sold in Asia, the Middle East, North Africa and South America and $0.05 per pound for our graphite electrodes sold in the U.S. We cannot predict whether we will be able to maintain such price increases without adversely affecting sales volume.

         We plan to continue to operate our plants at capacity to meet demand, which is expected to positively impact average graphite electrode and cathode production cost per metric ton in 2003 as compared to the 2002. In addition, we also expect to benefit from the impact of our prior and current plant rationalization activities, cost activities and cost reduction programs as well as increased economies of scale.

         We believe that business conditions for most of our products (other than graphite electrodes and cathodes) will remain challenging well into 2003. In particular, demand for carbon electrodes in the U.S. (where our main customer base is located) and demand for advanced graphite and carbon material products used in semiconductor, telecommunication and electronic industries is depressed. Accordingly, we expect the financial performance of our businesses selling those products to remain similar to 2002 levels. We will continue to seek to drive productivity improvements in these businesses through our cost savings initiatives.

         We continue to focus on commercializing new technologies. In our natural graphite line of business, we are seeking to commercialize approximately 20 active eGRAF(TM) thermal management product development programs that are currently underway. Approximately half of these programs are already in the product testing phase.

         We are focused on delivering significant improvement in earnings and cash flow in 2003 over 2002. We are expecting improvements in graphite electrode sales volumes and prices as well as costs. For example, we have implemented graphite electrode price increases (in average dollar terms) for 2003 and expect an increase in volume of graphite electrodes sold of about 5% in 2003 over 2002.

         We have implemented interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. In the 2002 second quarter, we entered into two ten-year interest rate swaps for a total notional amount of $250 million to effectively convert that amount of fixed rate debt (represented by Senior Notes) to variable rate debt. These swaps reduced our interest expense in 2002 by $6 million. In the 2002 third quarter, we reset our interest rate swaps to allow the accelerated collection of $10 million in cash. In the 2003 first quarter, we entered into an additional ten-year interest rate swap for a notional amount of $200 million that effectively converted that amount of fixed rate debt to variable rate debt. In the 2003 first quarter, we also entered into five-year interest rate caps for a notional amount of $300 million. Subsequently in the 2003 first quarter, we sold the entire $450 million notional amount of our interest rate swaps for $11 million in cash. The adjustment of the carrying amount of the Senior Notes will be amortized over the term of the Senior Notes and recorded as a credit against interest expense. We are targeting interest expense of $57 to $60 million for 2003, essentially the same as in 2002. Following the sale of the swaps, in March 2003, we entered into $350 million notional amount of interest rate swaps through the remaining term of our Senior Notes.

         Our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in tax and fiscal policies by the U.S. and other governments, developments involving a war against Iraq, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism, and changes in global and regional economic conditions.

FINANCING TRANSACTIONS

         2002 SENIOR NOTE OFFERINGS. On February 15, 2002, we completed a private offering of $400 million aggregate principal amount of Senior Notes at a price of 100% of principal amount. On May 6, 2002, we completed a private offering of $150 million aggregate principal amount of additional Senior Notes at a price of 104.5% of principal amount, plus accrued interest from February 15, 2002. The Senior Notes bear interest at an annual rate of 10.25% and mature in 2012.

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

         At December 31, 2002, the Senior Facilities constituted $147 million of our total debt of $731 million (including $6 million for unamortized bond premium and $8 million for fair value of hedged debt obligations), of which $137 million was borrowings under term loans and all of the scheduled principal payments of which term loans are due in 2007.

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

         2001 PUBLIC EQUITY OFFERING. In July 2001, we completed a public offering of 10,350,000 shares of common stock at a public offering price of $9.50 per share. The net proceeds from that offering were $91 million. 60% of the net proceeds were used to repay term loans under the Senior Facilities. The balance of the net proceeds will be used to fund growth and expansion of our natural graphite line of business, including growth through acquisitions, and, pending such use, has been applied to reduce outstanding balance under our revolving credit facility.

         2000 DEBT RECAPITALIZATION. In February 2000, we completed a debt recapitalization and obtained the Senior Facilities. The Senior Facilities consist of a six year term loan facility in the initial amounts of $137 million and (euro)161 million, an eight year term loan facility in the initial amount of $350 million and a six year revolving credit facility in the initial maximum amount of (euro)250 million. The Senior Facilities have been amended as described elsewhere in this Report. We recorded an extraordinary charge of $13 million, net of tax, in connection with our debt recapitalization. The charge includes the redemption premium on our previously outstanding senior subordinated notes, bank, legal, accounting, filing and other fees and expenses, and write-off of deferred issuance costs.

LITIGATION AGAINST OUR FORMER PARENT COMPANIES INITIATED BY US

         In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation. In the lawsuit, we allege, among other things, that certain payments made to our former parents in connection with our leveraged equity recapitalization in January 1995 were unlawful, that our former parents were unjustly enriched by receipts from their investments in us and that our former parents aided and abetted breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion in damages, including interest. Some of our claims provide for joint and several liability; however, damages from our various claims would not generally be additive to each other. The defendants have filed motions to dismiss this lawsuit. Oral hearings were held on those motions in the 2001 first quarter. The court has not ruled on these motions. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through December 31, 2002, we had incurred about $5 million of these legal expenses. This lawsuit is in its earliest stages, and the ultimate outcome of this lawsuit is subject to many uncertainties.

ANTITRUST AND OTHER LITIGATION AGAINST US

         Since 1997, we and other producers and distributors of graphite and carbon products have been subject to antitrust investigations by antitrust authorities in the U.S., the European Union, Canada, Japan and Korea. In addition, civil antitrust lawsuits have been commenced and threatened against us and other producers and distributors of graphite and carbon products in the U.S., Canada and elsewhere. We recorded a pre-tax charge against results of operations for 1997 in the amount of $340 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

         In April 1998, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments of $20 million, $15 million, $15 million, $18 million, $21 million and $21 million, commencing July 23, 1998. The payments due in 1998, 1999 and 2000 were timely made. In January 2001, at our request, the due date of each of the remaining three payments was deferred by one year and, at our request, in January 2002, the payment schedule for the $60 million unpaid balance outstanding at that time was revised to $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million through January 2007. The payment due in 2002 was timely made. Beginning in 2004, the U.S. Department of Justice may ask the court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. At December 31, 2002, the statutory rate of interest was 1.41% per annum. Accrued interest will be payable together with each quarterly payment. Of the $110 million aggregate amount, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes.

         In 1999, 2001 and 2002, investigations by the antitrust authorities in Canada, Japan and Korea were resolved.

         In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleged that we and other producers violated European antitrust laws in connection with the sale of graphite electrodes. In July 2001, that authority issued its decision regarding the allegations and assessed a fine of (euro)50.4 million ($53 million, based on currency exchange rates in effect at December 31, 2002) against GTI. As a result of the assessment of this fine, we recorded a pre-tax charge of $10 million against results of operations in the 2001 second quarter as an additional reserve (for a total of $350 million) for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. This decision has brought to a conclusion our last major antitrust liability.

         From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, this fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the court challenging the amount of the fine. The fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with EU Competition Authority regarding the appropriate form of collateral security during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal to the court to waive the requirement for collateral security or to allow us to provide alternative security for payment. We cannot predict how or when the court would rule on such an interim appeal.

         In the 2001 second quarter, we became aware that the Brazilian antitrust authority had requested written information from various steelmakers in Brazil. In April 2002, our Brazilian subsidiary received a request for information from that authority. We have provided that information.

         In May 2002, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of specialty graphite. The statement alleges that we and other producers violated European antitrust laws in connection with the sale of specialty graphite. In December 2002, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed no fine against us due to our cooperation.

         We are continuing to cooperate with the U.S., European and Canadian antitrust authorities in their continuing investigations of others. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by authorities in Brazil or other jurisdictions.

         We have settled, among others, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlement in connection with the sale of graphite electrodes. All settlement payments due have been timely made. None of the settlement or plea agreements contain restrictions on future prices of our graphite electrodes. There remain, however, certain pending claims as well as pending lawsuits in the U.S. relating to the sale of bulk graphite as well as the sale of graphite electrodes sold to foreign customers. It is also possible that additional antitrust lawsuits and claims could be asserted against us in the U.S. or other jurisdictions.

         Through December 31, 2002, we have paid an aggregate of $252 million of fines and net settlement and expense payments and $14 million of imputed interest. At December 31, 2002, $98 million remained in the reserve. The balance of the reserve is available for the balance of the fine payable by us to the U.S. Department of Justice (excluding imputed interest thereon), the fine assessed against us by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments payable to the U.S. Department of Justice for imputed interest at December 31, 2002 was about $6 million.

         We cannot assure you that remaining liabilities and expenses in connection with antitrust investigations, lawsuits and claims will not materially exceed the remaining uncommitted balance of the reserve or that the timing of payment thereof will not be sooner than anticipated. In the aggregate, the fines and net settlements and expenses are within the amounts we used to evaluate the $350 million charge. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, $350 million represents our estimate of these liabilities and expenses. The guilty pleas and the decisions by the antitrust authorities make it more difficult to defend against other investigations, lawsuits and claims. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

CUSTOMER BASE

         We are a global company and serve all major geographic markets. Sales of our products to customers outside the U.S. accounted for about 69% of our net sales in 2000, 70% of our net sales in 2001 and 71% of our net sales in 2002. Our customer base includes both steel makers and non-steel makers. In 2002, two of our ten largest customers were purchasers of non-graphite electrode products. In 2002, four of our ten largest customers were based in Europe, two were in the U.S., two were in South Africa and one was in each of Mexico and Brazil. No single customer or group of affiliated customers accounted for more than 6% of our net sales in 2002.

FINANCIAL EFFECTS OF ORGANIZATIONAL CHANGES

         In 2001, we realigned our businesses into two operating divisions, the Graphite Power Systems Division and Advanced Energy Technology Division, each of which constituted a reportable segment. In 2003, we reorganized our businesses into three lines of business, synthetic graphite, natural graphite and carbon materials. These three lines of business constitute two reportable segments, synthetic graphite and other. The following table sets forth, for periods indicated, certain items in the Consolidated Statements of Operations and certain information as to gross profit margins, related to our reportable segments.


                                            FORMER GRAPHITE                                 NEW SYNTHETIC
                                         POWER SYSTEMS SEGMENT                             GRAPHITE SEGMENT
                                         ---------------------                             ----------------

                                          FOR THE YEAR ENDED                              FOR THE YEAR ENDED
                                             DECEMBER 31,                                    DECEMBER 31,
                                             ------------                                    ------------
                                                                   (Dollars in Millions)
                                     2000          2001           2002             2000            2001            2002
                                     ----          ----           ----             ----            ----            ----
Net sales.................          $ 651          $ 525          $ 504           $ 681          $  559          $  538
Cost of sales.............            467            378            388             489             398             413
                                      ---            ---            ---             ---            ----            ----
Gross profit..............          $ 184          $ 147          $ 116           $ 192          $  161          $  125
                                     ====           ====           ====            ====           =====           =====
Gross profit margin.......           28.3%          28.0%          23.0%           28.2%           28.8%          23.2%


                                            FORMER ADVANCED
                                       ENERGY TECHNOLOGY SEGMENT                          NEW OTHER SEGMENT
                                       -------------------------                          -----------------

                                          FOR THE YEAR ENDED                              FOR THE YEAR ENDED
                                             DECEMBER 31,                                    DECEMBER 31,
                                             ------------                                    ------------
                                                               (Dollars in Millions)
                                     2000          2001             2002          2000             2001            2002
                                     ----          ----             ----          ----             ----            ----
Net sales.................          $ 125          $ 129          $ 109          $   95           $  95            $  75
Cost of sales.............             93             91             85              71              71               60
                                      ---            ---            ---            ----             ---             ----
Gross profit..............          $  32          $  38          $  24          $   24           $  24            $  15
                                     ====           ====           ====           =====            ====             ====
Gross profit margin.......           25.6%          29.6%          22.0%          25.9%            25.4%            20.0%



                                                 TOTAL                                          TOTAL
                                                 -----                                          -----

                                          FOR THE YEAR ENDED                              FOR THE YEAR ENDED
                                             DECEMBER 31,                                    DECEMBER 31,
                                             ------------                                    ------------
                              (Dollars in Millions)
                                     2000          2001             2002          2000             2001            2002
                                     ----          ----             ----          ----             ----            ----
Net sales.................          $ 776          $ 654           $ 613         $  776           $ 654           $ 613
Cost of sales.............            560            469             473            560             469             473
                                      ---            ---             ---           ----             ---             ---
Gross profit..............          $ 216          $ 185           $ 140         $  216           $ 185           $ 140
                                     ====           ====            ====          =====            ====            ====
Gross profit margin.......           27.8%          28.3%           22.8%         27.8%            28.3%           22.8%



RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Operations and the increase or decrease (expressed as a percentage of such item in the comparable prior period) of such items:

                                                               FOR THE YEAR ENDED                 PERCENTAGE INCREASE
                                                                  DECEMBER 31,                        (DECREASE)
                                                                  ------------                        ----------
                                                       2000           2001          2002      2000 TO 2001  2001 TO 2002
                                                       ----           ----          ----      ------------  ------------
                                                             (Dollars in millions)
Net sales......................................        $  776     $      654      $   613          (16)%           (6)%
Cost of sales..................................           560            469          473          (16)             1
                                                         ----            ---          ---          ----           ---
Gross profit...................................           216            185          140          (14)           (24)
Research and development.......................            11             12           13            9              8
Selling, administrative and other expenses.....            86             78           78           (9)             -
Other (income) expense, net....................            (1)             1          (16)         N/M            N/M

---------------------
N/M: Not Meaningful

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Consolidated Statements of Operations:


                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                        2000              2001          2002
                                                                        ----              ----          ----
Net sales....................................................           100.0%            100.0%         100.0%
Cost of sales................................................            72.2              71.7           77.2
                                                                       ------            ------         ------
Gross profit.................................................            27.8              28.3           22.8
Research and development.....................................             1.4               1.8            2.1
Selling, administrative and other expenses...................            11.0              11.9           12.7
Other (income) expenses, net.................................            (0.1)              0.2           (2.6)


         2002 COMPARED TO 2001. Net sales in 2002 were $613 million, a decrease of $41 million, or 6%, from net sales in 2001 of $654 million. Gross profit in 2002 was $140 million, a decrease of $45 million, or 24%, from gross profit in 2001 of $185 million. Gross profit margin in 2002 was 22.8% of net sales as compared to gross profit margin in 2001 of 28.3% of net sales. The decrease in net sales and gross profit was primarily due to lower sales revenue per metric ton for our graphite electrodes, which reduced net sales by about $43 million.

         Former Graphite Power Systems Segment. Net sales decreased 4%, or $21 million, to $504 million in 2002 from $525 million in 2001. The decrease was primarily attributable to a decrease in average sales revenue per metric ton of graphite electrodes, partially offset by higher sales volumes for graphite electrodes and cathodes sold. The volume of graphite electrodes sold increased 6,000 metric tons, or 4%, to 180,000 metric tons in 2002 as compared to 174,000 metric tons in 2001. The increase in volume of graphite electrodes sold represented an increase in net sales of about $16 million. The average sales revenue per metric ton (in U.S. dollars and net changes in currency exchange rates) of our graphite electrodes was $2,100 in 2002 as compared to $2,341 in 2001. The reduced average sales revenue per metric ton of graphite electrodes represented a decrease of about $43 million in net sales. Unfavorable changes in currency exchange rates represented a reduction of about $4 million in net sales of graphite electrodes. Volume of cathodes sold in 2002 was 10% higher than in 2001, with 36,900 metric tons in 2002 as compared to 33,400 metric tons in 2001, and net sales of cathodes in 2002 were 17% higher than in 2001. We completed the expansion of our cathode manufacturing capacity in Brazil in 2002 and were successful in selling virtually all of our cathode manufacturing capacity for 2002.

         Graphite electrodes cost of sales increased 3%, or $10 million, to $388 million in 2002 from $378 million in 2001. The increase in cost of sales was primarily due to higher volume of graphite electrodes sold, partially offset by lower average graphite electrode cost of sales per metric ton. The reduction in average graphite electrode cost of sales per metric ton was primarily due to cost savings initiatives and lower average fixed cost per metric ton due to facility closures and, to lesser extent, changes in currency exchange rates.

         Gross profit decreased 21%, or $31 million, to $116 million (23.0% of net sales) in 2002 from $147 million (28.0% of net sales) in 2001.

         Former Advanced Energy Technology Segment. Net sales decreased 16%, or $20 million, to $109 million in 2002 from $129 million in 2001. We had lower net sales in each of our product lines, especially in advanced carbon materials due to a cyclical decrease in the volume of refractories sold, in advanced graphite materials due to lower sales of products to customers in the aerospace, semiconductor and industrial sectors and in flexible graphite due to lower sales of sealing products sold to the transportation industry. Cost of sales decreased 7%, or $6 million, to $85 million in 2002 from $91 million in 2001. The decline was primarily due to lower volume of products sold. Gross profit decreased 37%, or $14 million, to $24 million (22.0% of net sales) in 2002 from $38 million (29.6% of net sales) in 2001.

         Other Items Affecting Us as a Whole. Selling, administrative and other expense was stable at $78 million in each of 2002 and 2001.

         Other (income) expense, net was $16 million of income in 2002 as compared to $1 million of expense in 2001. We recorded both other income and other expense in both periods resulting from various non-operational activities, including gains from currency transactions and translation. In 2002, we had $28 million in currency gains, $21 million of which gain was due to currency translation on intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency and $7 million of which related to transactions with third parties. These gains were offset by other expenses, including legal expenses and settlements, financing costs and costs associated with the curtailment of employee benefit plans.

         In 2002, we recorded a total of $23 million in impairment losses and restructuring charges as described below:

          o   In   the 2002 fourth quarter, we recorded a $3 million ($2 million after tax) charge relating to the impairment of our investment in our joint venture with Jilin. The impairment results from uncertainty about the completion and start-up of the planned graphite electrode facility in Changchun, China due to the effects that the challenging 2002 graphite electrode industry conditions have had on Jilin.

         o In the 2002 second and third quarters, we recorded a total of $2 million of charges related to the impairment of available-for-sale securities.

         o In the 2002 second quarter, we recorded a $12 million ($8 million after tax) charge primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee as a result of a decline in demand and loss of market share. The primary end market for carbon electrodes is silicon metal, which was very depressed in the U.S. where our main customer base is located.

         o In the 2002 first and fourth quarter, we recorded a total of $6 million of restructuring charges related primarily to the mothballing of our graphite electrode operations in

              Caserta, Italy. These charges included estimated pension, severance and other related employee benefit costs.

         In addition, in 2002, we recorded a $5 million charge related to the accelerated vesting of restricted stock and $3 million in corporate realignment and related expenses.

         In 2001, we recorded a total of $92 million, net, in impairment losses and restructuring charges as described below:

         o In the 2001 fourth quarter, we recorded a $7 million restructuring charge and a $27 million impairment loss on long-lived and other assets. The restructuring charge related primarily to exit costs related to the mothballing of our graphite electrode operations in Caserta, Italy. $24 million of the impairment loss on long-lived assets related to assets located at our facility in Caserta, Italy. The remaining $3 million related to the impairment of available-for-sale securities.

         o In the 2001 third quarter, we recorded a $2 million restructuring charge and impairment loss on long-lived assets related to a corporate realignment of our businesses, the relocation of our corporate headquarters and the shutdown of our coal calcining operations located in Niagara Falls, New York. The charge includes severance and related benefits associated with a workforce reduction of 24 employees and impairment of leasehold improvement assets.

         o In 2001 third quarter, we reversed $2 million of prior restructuring charges based on revised lower estimates of workforce reductions and plant closure costs, and we reclassified $4 million of prior restructuring charges related to on-site waste disposal post-monitoring costs to other long-term obligations.

         o In the 2001 second quarter, we recorded a $58 million charge for restructuring and impairment loss on long-lived assets related to the shutdown of our graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee and our coal calcining operations in Niagara Falls, New York. The $58 million charge includes restructuring charges of $2 million for severance and related benefits associated with a workforce reduction of 171 employees and $3 million in plant shutdown and related costs. The remaining $53 million relates to the impairment loss on long-lived assets.

         In addition, in 2001, we recorded a $10 million charge for additional potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims as well as $2 million in corporate realignment and related expenses.

         Interest expense was stable at $60 million in each of 2002 and 2001. Our average outstanding total debt was $701 million in 2002 as compared to $683 million in 2001 and our average annual interest rate was 8.5% in 2002 as compared to 8.1% in 2001. These average annual interest rates exclude imputed interest on antitrust fines, which decreased $3 million to $1 million in 2002 from $4 million in 2001.

         Benefit from income taxes was $13 million in 2002 as compared to provision for income taxes of $15 million for 2001. During both 2002 and 2001, the benefit from and provision for income taxes reflected an effective rate of about 35%, excluding the impact of impairment losses on long-lived and other assets, restructuring charges, the charge related to antitrust investigations and related lawsuits and claims, and the charge related to the corporate realignment of our subsidiaries.

         As a result of the changes described above, net loss was $18 million in 2002, an improvement of $69 million from net loss of $87 million in 2001.

         2001 COMPARED TO 2000. Net sales in 2001 were $654 million, a decrease of $122 million, or 16%, from net sales in 2000 of $776 million. Gross profit in 2001 was $185 million, a decrease of $31 million, or 14%, from gross profit in 2000 of $216 million. Gross profit margin in 2001 was 28.3% of net sales as compared to gross profit margin in 2000 of 27.8% of net sales. The decrease in net sales and gross profit was primarily due to lower sales volume of most of our products, particularly graphite electrodes, which reduced net sales by about $104 million, primarily due to depressed steel industry conditions. The increase in gross profit margin percentage was primarily due to the fact that the percentage decrease in net sales was less than the percentage decrease in cost of sales, due primarily to lower production levels and benefits from our cost savings activities.

         Former Graphite Power Systems Segment. Net sales decreased 19%, or $126 million, to $525 million in 2001 from $651 million in 2000. The decrease was primarily attributable to a decrease in average sales revenue per metric ton of graphite electrodes and lower volumes of graphite electrodes and cathodes sold. The volume of graphite electrodes sold decreased 43,000 metric tons, or 20%, to 174,000 metric tons in 2001 from 217,000 metric tons in 2000. The decrease in volume of graphite electrodes sold represented a decrease in net sales of about $104 million. The decrease was primarily a result of continued lower North American steel production, weaker demand in Europe and Brazil and actions taken to manage credit risk. The average sales revenue per metric ton (in U.S. dollars and net changes in currency exchange rates) of our graphite electrodes was $2,341 in 2001 as compared to $2,379 in 2000. The reduced average sales revenue per metric ton of graphite electrodes represented a decrease of about $6 million in net sales. Unfavorable changes in currency exchange rates represented a reduction of about $15 million in net sales of graphite electrodes, more than offsetting the benefits of increases in selling prices in local currencies in certain foreign countries. Volume of cathodes sold was 33,000 metric tons in 2001 as compared to 35,000 metric tons in 2000.

         Cost of sales decreased 19%, or $89 million, to $378 million in 2001 from $467 million in 2000. The decrease in cost of sales was primarily due to the lower volume of graphite electrodes sold and a lower average graphite electrode cost of sales per metric ton. The reduction in average graphite electrode cost of sales per metric ton was primarily due to cost savings initiatives and lower average fixed cost per metric ton due to facility closures and, to lesser extent, changes in currency exchange rates.

         Gross profit decreased 20%, or $37 million, to $147 million (28.0% of net sales) in 2001 from $184 million (28.3% of net sales) in 2000. The decrease in gross profit margin was primarily due to the fact that the percentage decrease in net sales was greater than the percentage decrease in cost of sales.

         Former Advanced Energy Technology Segment. Net sales increased 3%, or $4 million, to $129 million in 2001 from $125 million in 2000. The increase was primarily due to cyclical increases in the volume of refractories sold and sales of products to customers in the aerospace industry, new business sales and an increase in technical service and technology license fees, partially offset by a decrease in volume of flexible graphite sold for gasket applications due to lower demand from the automotive industry as well as a decrease in products sold to the semiconductor and industrial sectors. Cost of sales decreased 2%, or $2 million, to $91 million in 2001 from $93 million in 2000. The decline was primarily due to changes in product mix and cost savings initiatives. Gross profit increased 19%, or $6 million, to $38 million (29.6% of net sales) in 2001 from $32 million (25.6% of net sales) in 2000. The increase in gross profit margin was due to the increase in net sales and decrease in cost of sales.

         Other Items Affecting Us as a Whole. Selling, administrative and other expense declined $8 million to $78 million in 2001 from $86 million in 2000, primarily due to reduced corporate spending.

         Other (income) expense, net was expense of $1 million in 2001 as compared to nil in 2000. We recorded both other income and other expense in both periods resulting from various non-operational activities, including gains from currency transactions and translation, that were largely offsetting.

         In 2001, we recorded a total of $92 million, net, in impairment losses and restructuring charges as described below:

         o In the 2001 fourth quarter, we recorded a $7 million restructuring charge and a $27 million impairment loss on long-lived and other assets. The restructuring charge related primarily to exit costs related to the mothballing of our graphite electrode operations in Caserta, Italy. $24 million of the impairment loss on long-lived assets related to assets located at our facility in Caserta, Italy. The remaining $3 million related to the impairment of available-for-sale securities.

         o In the 2001 third quarter, we recorded a $2 million restructuring charge and impairment loss on long-lived assets related to a corporate realignment of our businesses, the relocation of our corporate headquarters and the shutdown of our coal calcining operations located in Niagara Falls, New York. The charge includes severance and related benefits associated with a workforce reduction of 24 employees and impairment of leasehold improvement assets.

         o In 2001 third quarter, we reversed $2 million of prior restructuring charges based on revised lower estimates of workforce reductions and plant closure costs, and we reclassified $4 million of prior restructuring charges related to on-site waste disposal post-monitoring costs to other long-term obligations.

         o In the 2001 second quarter, we recorded a $58 million charge for restructuring and impairment loss on long-lived assets related to the shutdown of our graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee and our coal calcining operations in Niagara Falls, New York. The $58 million charge includes restructuring charges of $2 million for severance and related benefits associated with a workforce reduction of 171 employees and $3 million in plant shutdown and related costs. The remaining $53 million relates to the impairment loss on long-lived assets.

         In addition, in 2001, we recorded a $10 million charge for additional potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims as well as $2 million in corporate realignment and related expenses.

         In 2000, we recorded a total of $9 million, net, in impairment losses and restructuring charges as described below:

         o In the 2000 fourth quarter, we recorded a charge of $4 million in connection with a corporate restructuring, mainly for severance and related benefits associated with a workforce reduction of 85 employees. The functional areas affected included finance, accounting, sales, marketing and administration.

         o In the 2000 third quarter, we recorded an impairment loss on long-lived assets of $3 million in connection with the re-sourcing of our U.S. cathode production to our facilities in Brazil and France and the reduction of graphite electrode production capacity to accommodate such increased cathode production in Brazil and France. This cash charge related to the write-off of certain long-lived assets located at one of our facilities in the U.S.

         o In the 2000 first quarter, we recorded a restructuring charge of $6 million in connection with a restructuring of our advanced graphite materials business. Key elements of the restructuring included elimination of certain product lines and rationalization of operations to reduce costs and improve profitability of remaining product lines. This rationalization included discontinuing certain manufacturing processes at one of our facilities in the U.S. that will be performed at our other facilities in the future. Based on subsequent developments in the 2000 third quarter, we decided not to demolish certain buildings. Therefore, in the 2000 third quarter, we reversed the $4 million of the charge related to demolition and related environmental costs. The $2 million balance of the charge included estimated severance costs for 65 employees. The restructuring was completed in 2000.

         In addition, in 2000, we recorded a $2 million write-off of costs incurred in connection with a proposed initial public offering by AET that was subsequently withdrawn.

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

         Provision for income taxes was $15 million for 2001 as compared to $10 million for 2000. During 2001, the provision for income taxes reflected an effective rate of about 35%, excluding the impact of impairment losses on long-lived and other assets, restructuring charges, the charge related to antitrust investigations and related lawsuits and claims, and the charge related to the corporate realignment of our subsidiaries. For 2000, the provision for income taxes reflected an effective rate of about 30%. The increase in the effective rate in 2001 was primarily due to a higher proportion of income from higher tax jurisdictions.

         As a result of the changes described above, net loss was $87 million in 2001, a decrease of $97 million from net income of $10 million in 2000.

EFFECTS OF INFLATION

         In general, our results of operations and financial condition are affected by the inflation in each country in which we have a manufacturing facility. During the 2000 first half, the effects of inflation on our cost of sales in the U.S. and foreign countries (except for highly inflationary countries) were generally mitigated by a combination of improved operating efficiency and permanent on-going cost savings. Accordingly, during that period, these effects were not material to us. From mid-2000 through mid-2001, we experienced higher energy and raw material costs primarily due to the substantial increase in the worldwide market price of oil and natural gas. During the latter part of that period, we were able to similarly mitigate the effects of those increases on our cost of sales. We have not experienced significant inflation since mid-2001. We cannot assure that future increases in our costs will not exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

         We account for our non-U.S. subsidiaries under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Accordingly, except for highly inflationary countries, the assets and liabilities of our non-U.S. subsidiaries are translated into dollars for consolidation and reporting purposes. Foreign currency translation adjustments are generally recorded as part of stockholders' equity and identified as part of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until such time as their operations are sold or substantially or completely liquidated.

         Prior to August 1, 2000, our Swiss subsidiary used the dollar as its functional currency. Beginning August 1, 2000, our Swiss subsidiary began using the euro as its functional currency because its operations became predominantly euro-denominated.

         Foreign currency translation adjustments decreasing stockholders' equity amounted to $20 million, including $16 million associated with our Brazilian subsidiary, in 2002, $29 million, including $21 million associated with our South African subsidiary, in 2001 and $35 million, including $23 million associated with our South African subsidiary, in 2000.

         We maintain operations in Russia, Mexico and other countries which have had in the past, and may have now or in the future, highly inflationary economies, defined as cumulative inflation of about 100% or more over a three-calendar year period. In general, the financial statements of foreign operations in highly inflationary economies have been remeasured as if the functional currency of their economic environments were the dollar and translation gains and losses relating to these foreign operations are included in other (income) expense, net in the Consolidated Statements of Operations rather than as part of stockholders' equity in the Consolidated Balance Sheets.

         Since 1999, we have accounted for our Mexican subsidiary using the dollar as its functional currency, irrespective of Mexico's inflationary status, because its sales and purchases are predominantly dollar-denominated. We have always considered Russia to have a highly inflationary economy. Accordingly, we have always accounted for our Russian operations using the dollar as its functional currency. Foreign currency translation gains and losses relating to these subsidiaries are included in other (income) expense, net.

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

         When the local currencies of foreign countries in which we have a manufacturing facility decline (or increase) in value relative to the dollar, this has the effect of reducing (or increasing) the dollar equivalent cost of sales and other expenses with respect to those facilities. This effect is, however, partially offset by the cost of petroleum coke, a principal raw material used by us, which is priced in dollars. In certain countries where we have manufacturing facilities, and in certain instances where we price our products for sale in export markets, we sell in local currencies. Accordingly, when the local currencies increase (or decline) in value relative to the dollar, this has the effect of increasing (or reducing) net sales. The result of these effects is to increase (or decrease) operating profit and net income.

         Over the past three years, many of the foreign countries in which we have a manufacturing facility, particularly Brazil, have been subject to significant economic pressures, which have impacted inflation and currency exchange rates affecting those countries. As a result, many of the currencies in which we manufacture and sell our products weakened against the dollar. During 2002, the Brazilian Real declined about 35%, the South African rand increased about 38%, and the euro increased about 18%. During 2001, the euro declined about 5%, the Brazilian real declined about 16% and the South African rand declined about 36%. During 2000, the South African rand declined about 19%, the euro declined about 6% and the Brazilian real declined about 8%. In the case of net sales of graphite electrodes, the impact of these events was a reduction of about $36 million in 2000, a reduction of about $15 million in 2001 and a reduction of about $4 million in 2002. We sought to mitigate these adverse impacts on net sales by increasing local currency prices for some of our products in various regions as circumstances permitted. We cannot predict changes in currency exchange rates in the future or whether those changes will have positive or negative impacts on our net sales or cost of sales. We cannot assure you that we would be able to mitigate any adverse effects of such changes.

         We have intercompany loans between GrafTech Finance and some of our subsidiaries. Some of these loans are denominated in currencies other than the dollar and, accordingly, are subject to translation gains and losses due to changes in currency exchange rates. Some of these intercompany loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are reflected in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The remaining intercompany loans are expected to be repaid in the foreseeable future and, as a result, translation gains and losses on these loans are reflected in other (income) expense, net on the Consolidated Statement of Operations. Foreign currency translation gains and losses relating to these loans included in other (income) expense, net, were a gain of $8 million in 2000, a loss of $4 million in 2001 and a gain of $21 million in 2002.

         To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments. The amount of currency exchange contracts used by us to minimize these risks was $56 million at December 31, 2002 and $37 million at December 31, 2001.

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

         We are highly leveraged and have substantial obligations in connection with antitrust investigations, lawsuits and claims. We had total debt of $731 million and a stockholders' deficit of $381 million at December 31, 2002 as compared to total debt of $638 million and a stockholders' deficit of $332 million at December 31, 2001. We expect that our debt will increase by about $35 to $40 million at the end of 2003 as compared to the end of 2002, before taking into account possible asset sales. At December 31, 2002, a substantial portion of our debt had variable interest rates. In addition, if we are required to pay or issue a letter of credit to secure payment of the fine assessed by the antitrust authority of the European Union pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under (or secured by a letter of credit that would constitute a borrowing under) our revolving credit facility. Cash and cash equivalents were $11 million at December 31, 2002 as compared to $38 million at December 31, 2001. We do not believe that we will have positive annual cash flow from operations in 2003. We believe that, following a recovery in the steel, aluminum and transportation industries, our cash flow from operations will return to positive levels.

         Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent financial performance. In light of those factors, we closely monitor compliance with our debt covenants.

         LONG-TERM CONTRACTUAL, COMMERCIAL AND OTHER OBLIGATIONS AND COMMITMENTS. The following tables summarizes our long-term contractual obligations and other commercial commitments at December 31, 2002.

                                                                                         PAYMENT DUE BY PERIOD
                                                                                         ---------------------
                                                                             LESS
                                                                            THAN 1         1-3           4-5         AFTER 5
                                                              TOTAL          YEAR         YEARS         YEARS         YEARS
                                                              -----          ----         -----         -----         -----
                                                                                  (DOLLARS IN MILLIONS)
            CONTRACTUAL AND OTHER OBLIGATIONS
Long-term debt........................................     $     699     $      -      $      1      $    148      $    550
Capital lease obligations.............................             2            -             2                           -
Operating leases......................................             8            3             4             1             -

                                                                                         PAYMENT DUE BY PERIOD
                                                                                         ---------------------
                                                                             LESS
                                                                            THAN 1         1-3           4-5         AFTER 5
                                                              TOTAL          YEAR         YEARS         YEARS         YEARS
                                                              -----          ----         -----         -----         -----
                                                                                  (DOLLARS IN MILLIONS)

Unconditional purchase obligations....................            53            8            16            12            17
                                                           ---------     --------      --------      --------      --------
     Total contractual obligations....................           762           11            23           161           567
Estimated liabilities and expenses in connection with
     antitrust investigations and related lawsuits and
     claims...........................................            98            3            67            28             -
Postretirement, pension and related benefits..........           131           12            28            24            67
Other long-term obligations...........................            32            3             8             4            17
                                                           ---------     --------      --------      --------      --------
     Total contractual and other obligations..........     $   1,023     $     29      $    126      $    217      $    651
                                                           =========     ========      ========      ========      ========

                                                                               AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                                                               -----------------------------------------
                                                                             LESS
                                                                            THAN 1         1-3           4-5         AFTER 5
                                                              TOTAL          YEAR         YEARS         YEARS         YEARS
                                                              -----          ----         -----         -----         -----
                                                                                  (DOLLARS IN MILLIONS)
              OTHER COMMERCIAL COMMITMENTS
Lines of credit.......................................     $      9      $      9      $      -      $      -      $      -
Letter of credit......................................           14            14             -             -             -
Guarantees............................................            7             6             -             -             1
                                                           --------      --------      --------      --------      --------
     Total other commercial commitments...............     $     30      $     29      $      -      $      -      $      1
                                                           ========      ========      ========      ========      ========


         The first preceding table includes our reserve for estimated liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, which includes the fine of (euro)50.4 million assessed against us by the EU Competition Authority. The timing of such payments is not known and for purposes of this table is split between the columns captioned "payments due in 1-3 years" and "payments due in 4-5 years" on the line entitled "estimated liabilities and expenses in connection with antitrust investigations and related lawsuits and claims." It is the policy of EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding such payment terms. We have also filed an appeal to the court challenging the amount of the fine. We cannot predict how or when the court would rule on the appeal. While we cannot assure that such will be the case, we believe that amount of the fine will be impacted by the appeal and that, after such ruling, we will be permitted to pay the fine over an extended period. In addition, if we are required to pay (or issue a letter of credit to secure payment of) the fine pending resolution of our appeal, the payment would be financed by a borrowing under (or the letter of credit would constitute a borrowing under) our revolving credit facility. Such a requirement would result in a change in the manner in which such amount is reflected in the preceding tables.

         Effective April 2001, we entered into a ten-year information technology service contract with CGI Group Inc., which became the delivery arm for our global information technology services. The first preceding table includes a line entitled "unconditional purchase obligations" that includes the remaining $44 million relating to that contract. In September 2002, we entered into a ten-year outsourcing contract with CGI to provide finance and accounting business process services valued at $36 million. That contract does not constitute as an unconditional purchase obligation and therefore is not included in the first preceding table.

         The second preceding table includes a line entitled "lines of credit." These are local lines of credit established by our foreign subsidiaries for working capital purposes and are not part of our revolving credit facility.

         Our pension benefit obligations were underfunded by $80 million at December 31, 2002 as compared to $50 million at December 31, 2001. This increase in underfunding was primarily due to the decline in asset values resulting from the decline in the capital markets in the U.S. in 2002.

         CASH FLOW AND PLANS TO MANAGE LIQUIDITY. Changes in conditions affecting our industry, changes in global and regional economic conditions and other factors have adversely impacted our recent financial performance. As a result of these changes, our high leverage, our substantial obligations in connection with antitrust investigations, lawsuits and claims and our substantial other long-term contractual and commercial obligations and commitments, we have placed high priority on efforts to manage cash, generate additional cash flow and reduce debt. Our longer-term efforts include our 1998 major cost savings plan, our 2002 major cost savings plan and our other cost savings activities, our strategic alliances and our financing activities. Our shorter-term efforts include our interest rate management and working capital initiatives.

         During the four years prior to 2002, we have had positive annual cash flow from operations, excluding payments in connection with restructurings and investigations, lawsuits and claims. Typically, the first quarter of each year results in neutral or negative cash flow from operations (excluding cash used for capital expenditures and payments in connection with restructurings and investigations, lawsuits and claims) due to various factors. Factors impacting seasonality include customer order patterns, customer buy-ins in advance of annual price increases, fluctuations in working capital requirements and payment of variable compensation with respect to the immediately preceding year. Typically, the other three quarters result in positive cash flow from operations (before such exclusions). The third quarter tends to produce relatively less positive cash flow primarily as a result of scheduled plant shutdowns by our customers for vacations. Prior to 2000, our cash flow from operations (before such exclusions) in the first and third quarters was adversely impacted by the semi-annual interest payments on our previously outstanding senior subordinated notes. The second and fourth quarters correspondingly benefited from the absence of interest payments on such notes. We expect the semi-annual interest payments on the Senior Notes to have a similar impact.

         As part of our cash management, we typically discount or factor a portion of our accounts receivable. Certain of our subsidiaries sold receivables totaling $187 million in 2002, $223 million in 2001 and $152 million in 2000. If we had not sold such receivables, our accounts receivable and our debt would have been about $46 million higher at December 31, 2002. In addition, careful management of credit risk over the past two years has allowed us to avoid significant accounts receivable losses notwithstanding the poor financial condition of many of our potential and existing customers. In light of current global and regional economic conditions, we cannot assure that we will not be materially adversely affected by accounts receivable losses in the future.

         We use, and are dependent on, funds available under our revolving credit facility, as well as cash flow from operations as our primary sources of liquidity. As a result, we are also dependent upon continued compliance with the financial covenants under the Senior Facilities. We believe that our cost savings initiatives will, over the next one to two years, continue to improve our cash flow from operations for a given level of net sales. Improvements in cash flow from operations resulting from these initiatives are being partially offset by associated cash implementation costs, while they are being implemented. We also believe that our planned asset sales together with these improvements in cash flow from operations should allow us to reduce our debt.

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

         Our high leverage and substantial antitrust related and other obligations could have a material impact on our liquidity. Our cash flow services payment of our debt and these obligations, thereby reducing funds available to us for other purposes. Our leverage and these obligations make us more vulnerable to economic downturns or in the event that these obligations are greater or timing of payment is sooner than expected.

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

         We cannot assure that our cash flow and capital resources will be sufficient to enable us to meet our debt service, antitrust related and other obligations when due. Even if we are able to meet our debt service, antitrust related and other obligations when due, we may not be able to comply with the covenants and other provisions under the Senior Facilities. These covenants and provisions include financial covenants and representations regarding absence of material adverse changes affecting us. A failure to comply, unless waived by the lenders, would be a default under the Senior Facilities. This would permit the lenders to accelerate the maturity of the Senior Facilities. It would also permit the lenders to terminate their commitments to extend credit under our revolving credit facility. This would have an immediate material adverse effect on our liquidity. An acceleration of maturity of the Senior Facilities or a breach of the covenants contained in the Senior Notes would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. Acceleration of maturity of the Senior Notes would permit the lenders to accelerate the maturity of the Senior Facilities and terminate their commitments to extend credit under our revolving credit facility. If we were unable to repay our debt to the lenders or holders, the lenders and holders could proceed against the collateral securing the Senior Facilities and the Senior Notes, respectively, and exercise all other rights available to them. If we were unable to repay our debt to the lenders or the holders, or otherwise obtain a waiver from the lenders or the holders, we could be required to limit or discontinue, temporarily or permanently, certain of our business plans, activities or operations, reduce or delay certain capital expenditures, sell certain of our assets or businesses, restructure or refinance some or all of our debt or incur additional debt, or sell additional common stock or other securities. We cannot assure that we would be able to obtain any such waiver or take any of such actions on favorable terms or at all.

         As described above, we are dependent on our revolving credit facility and continuing compliance with the financial covenants under the Senior Facilities for liquidity. The Senior Facilities require us to, among other things, comply with financial covenants relating to specified minimum interest coverage and maximum net senior secured debt leverage ratios that become more restrictive over time. At December 31, 2002, we were in compliance with the financial covenants under the Senior Facilities. If we were to believe that we would not continue to comply with such covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure that would be able to obtain such waiver or amendment on acceptable terms or at all.

         While our revolving credit facility provides for maximum borrowings of up to (euro)200 million ($210 million, based on currency exchange rates in effect at December 31, 2002), our ability to borrow under this facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities. In addition, (euro)25 million of the (euro)200 million is reserved exclusively for use to pay or secure payment of the fine assessed by the antitrust authority of the European Union. At December 31, 2002, we had full availability under our revolving credit facility and the outstanding balance thereunder was $10 million. In addition, payment of the fine or issuance of a letter of credit to secure payment of the fine assessed by the antitrust authority of the European Union would significantly reduce remaining funds available under our revolving credit facility for operating and other purposes.

         We believe that the long-term fundamentals of our business continue to be sound. Accordingly, although we cannot assure that such will be the case, we believe that, based on our expected cash flow from operations, our expected resolution of our remaining obligations in connection with antitrust investigations, lawsuits and claims, and our existing capital resources, and taking into account our efforts to reduce costs and working capital needs, improve efficiencies and product quality, generate growth and cash flow and maximize funds available to meet our debt service and other obligations, we will be able to manage our liquidity to permit us to service our debt and meet our obligations when due.

         DESCRIPTION OF SENIOR FACILITIES.  The Senior Facilities consist of:

         O A Tranche A Facility which provided for initial term loans of $137 million and (euro)161 million (equivalent to $158 million based on currency exchange rates in effect at February 22, 2000) to GrafTech Finance. At December 31, 2002, the Tranche A Facility had been fully repaid and terminated.

         O A Tranche B Facility providing for initial term loans of $350 million to GrafTech Finance. At December 31, 2002, the principal amount of term loans outstanding under the Tranche B Facility was $137 million, all of the scheduled principal payments of which are due in 2007.

         O A Revolving Facility providing for dollar and euro-denominated revolving and swing line loans to, and the issuance of dollar-denominated letters of credit for the account of, GrafTech Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed, initially,(euro)250 million and, at December 31, 2002,(euro)200 million ((euro)25 million of which can only be used to pay or secure payment of the fine assessed by the EU Competition Commission). The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $75 million (which $75 million is reduced by the amount of certain debt (excluding the Senior Notes) incurred by us that is not incurred under the Senior Facilities ($22 million of which debt was outstanding at December 31, 2002)).

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

         The obligations of GrafTech Global's subsidiaries under the intercompany loans as well as these guarantees are secured, with certain exceptions, by first priority security interests in substantially all of our assets, except that no more than 65% of the capital stock or other equity interests in our foreign subsidiaries held directly by our U.S. subsidiaries, and no other foreign assets, secure obligations or guarantees of our U.S. subsidiaries.

         At December 31, 2002, the interest rate applicable to the Revolving Facility is, at our option, either euro LIBOR plus a margin ranging from 1.375% to 3.375% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.375% to 2.375% (depending on our leverage ratio). At December 31, 2002, the interest rate applicable to the Tranche B Facility is, at our option, either euro LIBOR plus a margin ranging from 2.875% to 3.625% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.875% to 2.625% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by JP Morgan Chase Bank or the federal funds effective rate, plus 0.50%. GrafTech Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. At December 31, 2002, the interest rates on outstanding debt under the Senior Facilities were:
Tranche B Facility, 5.4%; dollar-denominated borrowings under the Revolving Facility, 4.8%; and euro-denominated borrowings under the Revolving Facility, 6.4%. The weighted average interest rate on the Senior Facilities was 5.6% during 2002.

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

         CERTAIN AMENDMENTS TO THE SENIOR FACILITIES. In April 2001, the Senior Facilities were amended to, among other things, exclude certain expenses incurred in connection with the lawsuit initiated by us against our former parents (up to a maximum of $20 million, but not more than $3 million in any quarter) and certain charges and payments in connection with antitrust fines, settlements and expenses from the calculation of financial covenants. After giving effect to subsequent amendments to the Senior Facilities, payments within the $340 million charge recorded in 1997 are excluded from the calculation of financial covenants and charges over and above the $340 million charge are excluded from the calculation of financial covenants (until paid) up to a maximum of $75 million reduced by the amount of certain debt (other than the Senior Notes) incurred by us that is not incurred under the Senior Facilities ($22 million of which debt was outstanding at December 31, 2002). As a result, the fine assessed by the EU Competition Authority, as well as the additional $10 million charge recorded in July 2001 and any payments related to such fine (including payments within the $340 million charge), are excluded from such calculations.

         In July 2001, in connection with an underwritten public offering of common stock, the Senior Facilities were amended to, among other things, change our financial covenants so that they were less restrictive than would otherwise have been the case. In connection therewith, we agreed that our investments in unrestricted subsidiaries after this amendment will be made in the form of secured loans, which will be pledged to secure the Senior Facilities. In connection therewith, we paid an amendment fee of $2 million and the margin that is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 25 basis points.

         In December 2001, the Senior Facilities were amended to, among other things, permit a corporate realignment of our subsidiaries. In connection therewith, we paid an amendment fee of $1 million.

         In February 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $400 million aggregate principal amount of Senior Notes. The amendment also changed the manner in which net debt and EBITDA are calculated to exclude any letter of credit issued to secure payment of the antitrust fine assessed against us by the EU Competition Authority. In addition, the amendment expanded our ability to make certain investments, including investments in AET, and eliminated provisions relating to a spin-off of AET. In connection therewith, we paid an amendment fee of $1 million and the margin that is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 37.5 basis points.

         In May 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $150 million aggregate principal amount of Senior Notes. In connection with this amendment, our maximum permitted leverage ratio was changed to measure the ratio of net senior secured debt to EBITDA as against new specified amounts. Our interest coverage ratio was also changed. We believe that these changed ratios provide us with greater flexibility. In addition, the amendment reduced the maximum amount available under the Revolving Facility to
(euro)200 million from (euro)250 million ((euro)25 million of which can only be used to pay or secure payment of the fine assessed by the EU Competition Authority) and reduced the basket for certain debt incurred by us that is not incurred under the Senior Facilities (excluding the Senior Notes) to $75 million from $130 million ($22 million of which debt was outstanding at December 31, 2002). In connection with the amendment and the consent, we paid fees and costs of $1 million.

         SENIOR NOTES. On February 15, 2002, GrafTech Finance issued $400 million aggregate principal amount of Senior Notes. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002, at the rate of 10.25% per annum. The Senior Notes mature on February 15, 2012.

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

         Except as described below, GrafTech Finance may not redeem the Senior Notes prior to February 15, 2007. On or after that date, GrafTech Finance may redeem the Senior Notes, in whole or in part, at specified redemption prices beginning at 105.125% of the principal amount redeemed for the year commencing February 15, 2007 and reducing to 100.00% of the principal amount redeemed for the years commencing February 15, 2010, and thereafter, in each case plus accrued and unpaid interest to the redemption date.

         In addition, before February 15, 2005, GrafTech Finance is entitled at its option on one or more occasions to redeem Senior Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of Senior Notes originally issued by GrafTech Finance at a redemption price of 110.25% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more underwritten primary public offerings of common stock of GTI pursuant to an effective registration statement under the Securities Act so long as:

         O at least 65% of such aggregate principal amount of Senior Notes remains outstanding immediately after each such redemption (other than Senior Notes held, directly or indirectly, by us); and

         O each such redemption occurs within 60 days after the date of the related public offering.

         Upon the occurrence of a change of control, GrafTech Finance will be required to make an offer to repurchase the Senior Notes at a price equal to 101.00% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. For this purpose, a change in control occurs on:

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

         O the date on which GTI merges or consolidates with or into another person, or another person merges into GTI, or all or substantially all of GTI's assets are sold (determined on a consolidated basis), with certain specified exceptions; or

         O the date on which GTI ceases to own, directly or indirectly, all of the voting power of GrafTech Global, UCAR Carbon and GrafTech Finance.

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

         Unsecured intercompany term notes in an aggregate principal amount equal to $448 million (based on currency exchange rates in effect at December 31, 2002) and guarantees of those unsecured intercompany term notes issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes equals $399 million, or about 73% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount of $49 million (based on currency exchange rates in effect at December 31, 2002), and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities and the holders of the Senior Notes) of GrafTech Finance, as their interests may appear. The Senior Notes contain provisions restricting, subject to certain exceptions, the pledge of those unsecured intercompany term notes to secure any debt or obligation unless they are equally and ratably pledged to secure the Senior Notes for so long as such other pledge continues in effect.

         The guarantee by UCAR Carbon has been secured by a pledge of all of our shares of AET, but at no time will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes. The pledge of the shares of AET is junior to the pledge of the same shares to secure UCAR Carbon's guarantee of the Senior Facilities.

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

         In addition to the failure to pay principal and interest when due or to repurchase Senior Notes when required, events of default under the Senior Notes include: failure to comply with applicable covenants; failure to pay at maturity or upon acceleration indebtedness exceeding $10 million; judgment defaults in excess of $10 million to the extent not covered by insurance; and certain events of bankruptcy.

         The Senior Notes contain provisions as to legal defeasance and covenant defeasance.

         RELATED PARTY TRANSACTIONS. We have not, since January 1, 2000, engaged in any material transactions with affiliates or related parties other than transactions with our subsidiaries (including Carbone Savoie and AET), compensatory transactions (including employee benefits, stock option and restricted stock grants, compensation deferral and executive employee loans and stock purchases) with directors or officers, and transactions with our 25%-owned joint venture with Jilin in China.

         We have not been, since January 1, 2000, affiliated with or related to any special purpose entity other than GrafTech Finance.

         OFF-BALANCE-SHEET FINANCINGS AND COMMITMENTS. We do not have any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

         o Interest rate caps and currency exchange rate contracts which are described under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

         o Commitments under non-cancelable operating leases that, at December 31, 2002, total less than $1 million in each year and $4 million in the aggregate.

         o Commitments under our information technology outsourcing services agreement with CGI Group Inc. that, at December 31, 2002, total approximately $5 million in each year and about $44 million in the aggregate.

         As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, and accounts payable and payments thereof to maximize our free cash at any given time. Careful management of credit risk has allowed us to avoid significant accounts receivable losses in light of the poor financial condition of many of our potential and existing customers. In light of current and prospective global and regional economic conditions, we cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future. We typically discount or factor a substantial portion of our accounts receivable. Certain of our subsidiaries sold accounts receivable aggregating $186 million in 2002, $223 million in 2001 and $152 million in 2000. We estimate that $46 million of such accounts receivable would have been outstanding at December 31, 2002. Accounts receivable sold and remaining on the Consolidated Balance Sheet aggregated $1 million at December 31, 2002.

         CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES. Cash flow used in operations was $60 million in 2002 as compared to cash flow provided by operations of $17 million in 2001, a decline of $77 million. This decline was primarily due to a decrease in net income before non-cash charges (credits) of $68 million from a positive $55 million in 2001 to a negative $13 million in 2002, primarily due to lower net sales. In addition, use of working capital increased $8 million.

         Working capital was a use of $40 million of cash flow in 2002, an increase of $8 million from a use of $32 million of cash flow in 2001. The change in working capital occurred primarily due to a $38 million decrease in accounts payable and accruals, a $26 million increase in notes and accounts receivable and a $2 million increase in prepaid expenses and other current assets, largely offset by a $31 million decrease in inventories and a $27 million reduction in payments related to antitrust investigations and related lawsuits and claims and payments related to restructurings. Accounts payable and accruals declined primarily due to the mothballing of our Italian and U.S. graphite electrode operations and the high level of accounts payable at December 31, 2001. Accounts receivable increased primarily due to higher net sales in the 2002 fourth quarter as compared to the 2001 fourth quarter. Inventory levels decreased due to the mothballing of our graphite electrode operations in Italy and U.S.

         Cash flow provided by operations was $17 million in 2001 as compared to cash flow provided by operations of $94 million in 2000. This decline of $77 million resulted primarily from an increase of $75 million in the use of cash flow for working capital. Net income before non-cash items charges (credits) and extraordinary items (net of tax) was stable at $55 million in each of 2000 and 2001.

         Working capital was a use of $38 million of cash flow in 2001, a change of $75 million from a source of $43 million of cash flow in 2000. The change occurred primarily due to a $38 million increase in inventories, a $20 million increase in accounts payable, a $11 million increase in restructuring payments, and a $3 million increase in prepaid expenses, partially offset by a $7 million reduction in payments for antitrust fines and net settlements and expenses. Graphite electrode inventory levels increased primarily due to transitioning activities in connection with the shutdown of our U.S. graphite electrode manufacturing operations and lower than expected volume of graphite electrodes sold. Accounts payable increased primarily due to our cash management activities, partially offset by lower spending, including lower purchases of petroleum coke as excess inventories stockpiled following the explosion at one of ConocoPhillips' petroleum coke plants were reduced and lower production levels as demand for graphite electrodes and certain other products weakened during 2001.

         CASH FLOW USED IN INVESTING ACTIVITIES. We used $50 million of cash flow in investing activities during 2002 as compared to $39 million during 2001, in each case primarily for capital expenditures. The increase of $11 million was primarily due to an increase in capital expenditures. Capital expenditures in 2002 related primarily to expansion of manufacturing graphite electrode capacity in Mexico, expansion of cathode manufacturing capacity in France, JD Edwards system implementation and essential maintenance.

         We used $39 million of cash flow in investing activities during 2001 as compared to $50 million during 2000, in each case primarily for capital expenditures. The reduction of $11 million was primarily due to a reduction in capital expenditures that did not constitute strategic capital investments or essential maintenance.

         CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES. Cash flow provided by financing activities was $79 million during 2002 as compared to cash flow provided by financing activities of $15 million in 2001. The increase of $64 million was primarily attributable to $557 million of proceeds from our sale of $550 million of Senior Notes in 2002, of which $392 million was used to repay other long term debt, $86 million was used to repay borrowings under our revolving credit facility and $21 million was used to pay financing costs. In addition, we received $10 million from the reset of interest rate swaps.

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

CRITICAL ACCOUNTING POLICIES

         Critical accounting policies as those that require difficult, subjective or complex judgments by management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments. However, the following accounting policies could be deemed to be critical.

         RELIANCE ON ESTIMATES. In preparing the Consolidated Financial Statements, we use and rely on estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for doubtful accounts, provisions for restructuring charges and contingencies, tax valuation allowances, evaluation of goodwill and other intangible assets, pension and post-retirement benefit obligations and various other recorded or disclosed amounts. Estimates require us to use our judgment. While we believe that our estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, our assets, liabilities or results of operations may be overstated or understated.

         EMPLOYEE BENEFIT PLANS. We sponsor various retirement and pension plans, including defined benefit, defined contribution plans and post retirement benefit plans that cover most employees worldwide. These plans require assumptions for the discount rate, expected return on plan assets, expected salary increases and health care cost trend rate. See Note 11 to the Consolidated Financial Statements for further detail on these rates and the effect of a change in these rates on our results of operations.

         FINANCIAL INSTRUMENTS. Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. The adoption did not have a significant impact on our consolidated financial position or results of operations. We do not use derivative financial instruments for trading purposes. They are used to manage well-defined currency exchange rate risks and interest rate risks.

         We enter into foreign currency instruments to manage exposure to currency exchange rate fluctuations. These foreign currency instruments, which include, but not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated debt, identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. Forward exchange contracts and purchased currency options are carried at market value. Gains and losses due to the recording of such contracts at fair value are recognized currently as other (income) expense, net. At December 31, 2002 and 2001, the aggregate net notional amount of these contracts approximated $56 million and $37 million, respectively. All of these contracts mature within one year and are marked to market monthly. Unrealized gains and losses on outstanding foreign currency contracts was a loss of $3 million at December 31, 2002 and nil at December 31, 2001.

         We implement interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities. In the 2002 second quarter, we entered into two ten-year interest rate swaps for a total notional amount of $250 million to effectively convert that amount of fixed rate debt (represented by Senior Notes) to variable rate debt. These interest rate swaps are fair value swaps and are accounted for based on the short-cut method. These swaps reduced our interest expense in 2002 by $6 million. In the 2002 third quarter, we reset our interest rate swaps to allow for the accelerated collection of $10 million in cash. The collection of this cash will be amortized over the term of the Senior Notes and recorded as a credit against interest expense. The adjustment for the fair value of the hedged debt obligations was $8 million at December 31, 2002 and has been recorded as part of other assets in the Consolidated Balance Sheet. In the 2003 first quarter, we entered into an additional ten-year interest rate swap for a notional amount of $200 million that effectively converted that amount of fixed rate debt to variable rate debt. In the 2003 first quarter, we also entered into five-year interest rate caps for a notional amount of $300 million. Subsequently in the 2003 first quarter, we sold the entire $450 million notional amount of our interest rate swaps for $10 million in cash. The adjustment of the carrying amount of the Senior Notes will be amortized over the term of the Senior Notes and recorded as a credit against interest expense. Following the sale of the swaps, in March 2003, we entered into $350 million notional amount of interest rate swaps through the remaining term of our Senior Notes.

         CONTINGENCIES. We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of the Consolidated Financial Statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the Consolidated Financial Statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as those relating to environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different from the estimated loss, our results of operations may be overstated or understated.

         IMPAIRMENTS OF LONG-LIVED ASSETS. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value less estimated costs to sell. If the actual value is significantly less than the estimated fair value, our assets may be overstated.

         INVENTORIES. We record the value of inventories at the lower of cost or market, and periodically review the book value of products and product lines to determine if they are properly valued. We also periodically review the composition of our inventories and seek to identify slow-moving inventories. In connection with those reviews, we seek to identify products that may not be properly valued and assess the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If a write down to current market value is necessary, the market value cannot be greater than the net realizable value, sometimes called the ceiling (defined as selling price less costs to complete and dispose), and cannot be lower than the net realizable value less a normal profit margin, sometimes called the floor. Generally, we do not experience issues with obsolete inventory due to the nature of our products. If the actual value is significantly less than the recorded value, our assets may be overstated.

         ACCOUNTING FOR INCOME TAXES. When we prepare the Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision for our taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This process requires us to make the following assessments:

         o    We estimate our actual current tax liability in each jurisdiction.

         o We estimate our temporary differences resulting from differing treatment of items, such as lease revenue and related depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our Consolidated Balance Sheet.

         o We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, if we believe that recovery is not likely, we establish a valuation allowance.

If our estimates are incorrect, our assets or liabilities may be overstated or understated.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not believe that adoption of SFAS No. 148 will have a significant impact on our results of operations or financial position because the impact will be limited to additional disclosure.

         In November 2002, FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and require that we record a liability, if any, for the fair value of such guarantees in the Consolidated Balance Sheet. As required, at December 31, 2002, we have enhanced our disclosures for certain guarantees, indemnification arrangements and product warranties. We provide insurance coverage and are required to indemnify directors and officers for actions taken on our behalf.

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

         In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002 and all other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment thereto, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Currently, generally accepted accounting principles require that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effect. Based on SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria of Accounting Principle Boards Opinion 30

("APB 30"), "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of APB 30 distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. As such, those that do not meet the criteria of APB 30 are included in the statement of operations before income (loss) before provisions (benefits) for income taxes, minority interest and extraordinary items. All prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We do not expect the provisions of SFAS No. 145 relating to SFAS No. 4 to have a material impact on our consolidated financial position and results of operations. The provisions of SFAS No. 145 relating to SFAS No. 13 and the other provisions of SFAS No. 145, excluding the provisions relating to SFAS No. 4, did not have a significant impact on our consolidated financial position or results of operations.

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

         In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of SFAS No. 143 on our consolidated financial position or results of operations.

         In June 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 was effective January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our consolidated financial position or results of operations, except that we no longer amortize goodwill. Goodwill amortization was $2 million in 2001. We have performed the goodwill impairment reviews required by SFAS 142 and the results of these reviews did not require our existing goodwill to be written down.

COSTS RELATING TO PROTECTION OF THE ENVIRONMENT

         We have been and are subject to increasingly stringent environmental protection laws and regulations. In addition, we have an on-going commitment to rigorous internal environmental protection standards. Environmental considerations are part of all significant capital expenditure decisions. The following table sets forth certain information regarding environmental expenses and capital expenditures.


                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                            2000          2001            2002
                                                                            ----          ----            ----
                                                                                       (Dollars in millions)
Expenses relating to environmental protection.........................        $14           $12             $10
Capital expenditures related to environmental protection..............          6             3               2


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks primarily from changes in interest rates and currency exchange rates. We routinely enter into various transactions that have been authorized according to documented policies and procedures to manage well-defined risks. We do not use derivatives to generate income.

         Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to LIBOR or euro LIBOR. We implement interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities. In the 2002 second quarter, we entered into two ten-year interest rate swaps for a total notional amount of $250 million to effectively convert that amount of fixed rate debt (represented by Senior Notes) to variable rate debt. These interest rate swaps are fair value swaps and are accounted for based on the short-cut method. These swaps reduced our interest expense in the 2002 by $6 million. In the 2002 third quarter, we reset our interest rate swaps to allow the accelerated collection of $10 million in cash. The collection of this cash will be amortized over the term of the Senior Notes and recorded as a credit against interest expense. The adjustment for the fair value of the hedged debt obligations was $8 million at December 31, 2002 and has been recorded as part of other assets in the Consolidated Balance Sheet. The weighted average pay rate on the swaps is 5.11% plus the six month LIBOR in arrears and the weighted average receive rate is 10.25%.

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

         When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational activities and financial instruments. Financial instruments may be used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use these instruments to reduce risk by essentially creating offsetting currency exposures. These instruments, include, but not limited to, forward exchange contracts and purchased currency options, are primarily used to attempt to hedge global currency exposures, net, relating to euro-denominated debt, identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost.

         We held contracts against these risks with an aggregate net notional amount of about $56 million at December 31, 2002 and $37 million at December 31, 2001. All of our contracts mature within one year. All of our contracts are marked to market monthly. Gains and losses are included in other (income) expense, net. Unrealized gains and losses on outstanding foreign currency contracts were a loss of $3 million at December 31, 2002 and nil at December 31, 2001.

         We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates on reported earnings at December 31, 2002. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for 2002 by about $4 million. A hypothetical increase in interest rates of 100 basis points across all maturities would have increased our interest expense for 2002 by about $7 million.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          PAGE
                                                                          ----

Independent Auditors' Reports....................................          106

Consolidated Balance Sheets......................................          108

Consolidated Statements of Operations............................          109

Consolidated Statements of Cash Flows............................          110

Consolidated Statements of Stockholders' Equity (Deficit)........          111

Notes to Consolidated Financial Statements.......................          112

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
 GrafTech International Ltd.
Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of GrafTech International Ltd. (formerly UCAR International Inc.) and subsidiaries (the "Company") as of December 31, 2001 and 2002, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 14, 2003, except for Note 18,
 as to which the date is March 25, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
UCAR International Inc.:

We have audited the accompanying Consolidated Statements of Operations, Cash Flows and Stockholders' Equity (Deficit) of UCAR International Inc. and subsidiaries for the year ended December 31, 2000. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audit.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the results of operations and the cash flows of UCAR International Inc. and Subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Nashville, Tennessee
February 15, 2001

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)


                                                                                                 AT DECEMBER 31,
                                                                                                 ---------------
                                                                                             2001                 2002
                                                                                             ----                 ----
                                ASSETS
Current assets:
    Cash and cash equivalents........................................                     $     38          $      11
    Notes and accounts receivable, net...............................                           95                108
    Inventories:
      Raw materials and supplies.....................................                           33                 40
      Work in process................................................                          111                103
      Finished goods.................................................                           33                 30
                                                                                           -------          ---------
                                                                                               177                173
    Prepaid expenses and deferred income taxes.......................                           12                 21
                                                                                           -------          ---------
      Total current assets...........................................                          322                313
                                                                                           -------          ---------

Property, plant and equipment........................................                          931              1,008
Less:  accumulated depreciation......................................                          650                700
                                                                                           -------          ---------
      Net fixed assets...............................................                          281                308
Deferred income taxes................................................                          140                171
Goodwill.............................................................                           17                 17
Other assets.........................................................                           37                 50
                                                                                           -------          ---------
      Total assets...................................................                     $    797          $     859
                                                                                           =======          =========
                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable.................................................                     $    101          $     106
    Short-term debt..................................................                            7                 18
    Accrued income and other taxes...................................                           45                 24
    Other accrued liabilities........................................                           57                 57
                                                                                           -------          ---------
      Total current liabilities......................................                          210                205
Long-term debt:
     Carrying value..................................................                          631                699
     Fair value of hedged debt obligation............................                            -                  8
     Unamortized bond premium........................................                            -                  6
                                                                                           -------          ---------
          Total long-term debt......................................                           631                713
Other long-term obligations..........................................                          231                258
Deferred income taxes................................................                           32                 34
Minority stockholders' equity in consolidated entities...............                           25                 30
Commitments and contingencies........................................                            -                  -
Stockholders' deficit:
    Preferred stock, par value $.01, 10,000,000 shares authorized,
       none issued...................................................                            -                  -

    Common stock, par value $.01, 100,000,000 shares authorized,
       58,532,209 shares issued at December 31, 2001, 59,120,160
       shares issued at December 31, 2002............................                            1                  1
    Additional paid-in capital.......................................                          629                636
    Accumulated other comprehensive loss.............................                         (269)              (304)
    Accumulated deficit..............................................                         (602)              (620)
    Less:  cost of common stock held in treasury, 2,322,412 shares
       at December 31, 2001, 2,542,539 shares at December 31, 2002...                          (85)               (88)
    Common stock held in employee benefit trust, 426,400 shares at
       December 31, 2001 and December 31, 2002.......................                           (6)                (6)
                                                                                           -------          ---------
    Total stockholders' deficit......................................                         (332)              (381)
                                                                                           -------          ---------
      Total liabilities and stockholders' deficit....................                     $    797          $     859
                                                                                           =======          =========

                           See accompanying Notes to Consolidated Financial Statements.


                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)

                                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                    2000               2001          2002
                                                                                    ----               ----          ----
Net sales...............................................................     $       776      $        654     $       613
Cost of sales...........................................................             560               469             473
                                                                              ----------       -----------      ----------
   Gross profit.........................................................             216               185             140
Research and development................................................              11                12              13
Selling, administrative and other expenses..............................              86                78              78
Restructuring charges...................................................               6                12               6
Impairment losses on long-lived and other assets .......................               3                80              17
Restricted stock vesting................................................               -                 -               5
Antitrust investigations and related lawsuits and claims................               -                10               -
Corporate realignment and related expenses.................................            -                 2               3
Other expense (income), net.............................................              (1)                1             (16)
Interest expense........................................................              75                60              60
                                                                              ----------       -----------      ----------
                                                                                     180               255             166
Income (loss) before provision for income taxes, minority interest
   and extraordinary item...............................................              36               (70)            (26)
Provision for (benefit from) income taxes...............................              10                15             (13)
                                                                              ----------       -----------      ----------
   Income (loss) before minority interest and extraordinary item........              26               (85)            (13)
Less:  minority stockholders' share of income...........................               3                 2               2
                                                                              ----------       -----------      ----------
   Income (loss) before extraordinary item..............................              23               (87)            (15)
Extraordinary item, net of tax..........................................              13                 -               3
                                                                              ----------       -----------      ----------
     Net income (loss)..................................................     $        10      $        (87)    $       (18)
                                                                              ==========       ===========      ==========

Income (loss) per common share:

Basic:
-----
     Income (loss) before extraordinary item............................     $      0.51      $      (1.75)    $     (0.28)
     Extraordinary item, net of tax.....................................           (0.29)                -           (0.05)
                                                                              ----------       -----------      ----------
     Net income (loss) per share .......................................     $      0.22      $      (1.75)    $     (0.33)
                                                                              ==========       ===========      ==========

Diluted:
-------
     Income (loss) before extraordinary item............................     $      0.50      $      (1.75)    $     (0.28)
     Extraordinary item, net of tax.....................................           (0.28)                -           (0.05)
                                                                              ----------       -----------      ----------
     Net income (loss) per share........................................     $      0.22      $      (1.75)    $     (0.33)
                                                                              ==========       ===========      ==========


                           See accompanying Notes to Consolidated Financial Statements.


                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in millions, except per share data)


                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                   2000          2001          2002
                                                                                   ----          ----          ----
Cash flow from operating activities:
   Net income (loss)...................................................          $    10      $   (87)     $    (18)
   Extraordinary item, net of tax......................................               13            -             3
   Non-cash (credits) charges to net income (loss):
     Depreciation and amortization.....................................               43           36            29
     Deferred income taxes.............................................              (25)          (9)          (26)
     Securities class action and stockholder derivative lawsuits.......               (1)           -             -
        Antitrust investigations and related lawsuits and claims.......                -           10             -
     Restructuring charges.............................................                6           12             6
     Impairment losses on long-lived and other assets..................                3           80            17
     Restricted stock vesting..........................................                -            -             5
     Other non-cash charges............................................                6           13           (24)
   Working capital*....................................................               43          (32)          (40)
   Long-term assets and liabilities....................................               (4)          (6)          (12)
                                                                                 -------      -------       -------
     Net cash provided by (used in) operating activities...............               94           17           (60)

Cash flow from investing activities:
   Capital expenditures................................................              (52)         (40)          (50)
   Purchase of investment..............................................               (1)          (2)            -
   Maturities of short-term investments................................                2            -             -
   Sale of assets......................................................                1            3             -
                                                                                 -------      -------       -------
     Net cash used in investing activities.............................              (50)         (39)          (50)
Cash flow from financing activities:
   Short-term debt borrowings, net.....................................                3            3            11
   Revolving credit facility borrowings, net...........................               56            7           (86)
   Long-term debt borrowings...........................................              661            2           557
   Long-term debt reductions...........................................             (707)         (96)         (392)
    Minority interest investment.......................................                -            9             -
   Financing costs.....................................................              (28)          (4)          (21)
    Proceeds from reset of interest rate swap..........................                -            -            10
   Sale of common stock................................................                2           94             1
   Dividends paid to minority stockholder..............................                -            -            (1)
                                                                                 -------      -------       -------
     Net cash provided by (used in) financing activities...............              (13)          15            79
                                                                                 -------      -------       -------
Net increase (decrease) in cash and cash equivalents...................               31           (7)          (31)
Effect of exchange rate changes on cash and cash equivalents...........               (1)          (2)            4
Cash and cash equivalents at beginning of period.......................               17           47            38
                                                                                 -------      -------       -------
Cash and cash equivalents at end of period.............................          $    47      $    38     $      11
                                                                                 =======      =======       =======

Supplemental disclosures of cash flow information:
 Net cash paid during the year for:
     Interest expense..................................................          $    81      $    56     $      48
     Income taxes......................................................          $    13      $    25     $      24
*  Net change in working capital due to the following components:
   (Increase) decrease in current assets:
     Notes and accounts receivable.....................................          $    30      $    20     $      (6)
     Inventories.......................................................               18          (20)           11
     Prepaid expenses..................................................                3            -            (2)
   Payments for antitrust investigations and related lawsuits
     and claims........................................................              (23)         (16)           (3)
   Restructuring payments..............................................               (7)         (18)           (4)
   Increase (decrease) in payables and accruals........................               22            2           (36)
                                                                                 -------      -------       -------
          Working capital..............................................          $    43     $    (32)    $     (40)
                                                                                 =======      =======       =======

                           See accompanying Notes to Consolidated Financial Statements.


                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (Dollars in millions, except share data)


                                               ADDITIONAL       OTHER
                                    COMMON      PAID-IN     COMPRENENSIVE  ACCUMULATED
                                    STOCK       CAPITAL          LOSS        DEFICIT
                                    -----       -------     -------------    -------

Balance at January 1, 2000.......  $      -    $     523      $   (205)      $  (525)
                                    -------     --------       -------        ------
Comprehensive income (loss):
   Net income....................         -            -             -            10
    Other comprehensive income:
       Unrealized loss on
         available-for-sale
         securities..............         -            -            (1)            -
       Foreign currency
         translation adjustments.         -            -           (35)            -
                                   --------     --------       -------        ------
    Total comprehensive income
      (loss).....................         -            -           (36)           10
    Sale of common stock -
      stock options..............         -            2             -             -
    Sale of common stock -
      treasury stock.............         -            -             -             -
                                   --------     --------       -------        ------
Balance at December 31, 2000.....  $      -    $     525      $   (241)      $  (515)
                                   --------     --------       -------        ------
Comprehensive income (loss):
   Net loss......................         -            -             -           (87)
   Other comprehensive income:
         Recognized loss on
          available-for-sale
          securities.............         -            -             1             -
            Foreign currency
             translation
             adjustments.........         -            -           (29)            -
                                    -------     --------       -------        ------
    Total comprehensive income
      (loss).....................         -            -           (28)          (87)
    Sale of 2.5% equity interest
      in AET.....................         -            4             -             -
    Common stock issued to
      employee benefit trust.....         -            6             -             -
    Sale of common stock, net....         1           94             -             -
                                    -------     --------       -------        ------
Balance at December 31, 2001.....  $      1    $     629      $   (269)      $  (602)
                                    -------     --------       -------        ------
Comprehensive loss:
   Net loss......................         -            -             -           (18)
   Other comprehensive loss:
            Minimum pension
              liability..........         -            -           (15)            -
            Foreign currency
              translation
              adjustments........         -            -           (20)            -
                                    -------     --------       -------        ------
    Total comprehensive income
      (loss).....................         -            -           (35)          (18)
    Issuance of restricted stock.         -            6             -             -
    Amortization of restricted
      stock......................         -            -             -             -
    Accelerated vesting of
      restricted stock...........         -            -             -             -
    Sale of common stock under
      stock options..............         -            1             -             -
    Repurchase of treasury stock.         -            -             -             -
                                    -------     --------       -------        ------
Balance at December 31, 2002.....  $      1    $     636      $   (304)      $  (620)
                                    =======     ========       =======        ======

          See accompanying Notes to Consolidated Financial Statements.



                                                                           ACCUMULATED
                                       SHARES OF              ADDITIONAL       OTHER
                                         COMMON    COMMON      PAID-IN     COMPRENENSIVE  ACCUMULATED
                                         STOCK     STOCK       CAPITAL          LOSS        DEFICIT
                                         -----     -----       -------     -------------    -------

Balance at January 1, 2000.......     45,102,498               $      -    $     523      $   (205)      $  (525)
                                      ----------   -------     --------       -------        ------
Comprehensive income (loss):
   Net income....................              -         -            -             -            10
    Other comprehensive income:
       Unrealized loss on
         available-for-sale
         securities..............              -         -            -            (1)            -
       Foreign currency
         translation adjustments.              -         -            -           (35)            -
                                     -----------  --------     --------       -------        ------
    Total comprehensive income                 -
      (loss).....................              -         -            -           (36)           10
    Sale of common stock -
      stock options..............         50,473         -            2             -             -
    Sale of common stock -
      treasury stock.............         18,556         -            -             -             -
                                    ------------  --------     --------       -------        ------
Balance at December 31, 2000.....     45,171,527  $      -    $     525      $   (241)      $  (515)
                                    ------------  --------     --------       -------        ------
Comprehensive income (loss):
   Net loss......................              -         -            -             -           (87)
   Other comprehensive income:
         Recognized loss on
          available-for-sale
          securities.............              -         -            -             1             -
            Foreign currency
             translation
             adjustments.........              -         -            -           (29)            -
                                     -----------   -------     --------       -------        ------
    Total comprehensive income
      (loss).....................              -         -            -           (28)          (87)
    Sale of 2.5% equity interest
      in AET.....................              -         -            4             -             -
    Common stock issued to
      employee benefit trust.....              -         -            6             -             -
    Sale of common stock, net....     11,138,270         1           94             -             -
                                    ------------   -------     --------       -------        ------
Balance at December 31, 2001.....     56,309,797  $      1    $     629      $   (269)      $  (602)
                                    ------------   -------     --------       -------        ------
Comprehensive loss:
   Net loss......................              -         -            -             -           (18)
   Other comprehensive loss:
            Minimum pension
              liability..........              -         -            -           (15)            -
            Foreign currency
              translation
              adjustments........              -         -            -           (20)            -
                                    ------------   -------     --------       -------        ------
    Total comprehensive income
      (loss).....................              -         -            -           (35)          (18)
    Issuance of restricted stock.        412,200         -            6             -             -
    Amortization of restricted
      stock......................              -         -            -             -             -
    Accelerated vesting of
      restricted stock...........              -         -            -             -             -
    Sale of common stock under
      stock options..............        175,751         -            1             -             -
    Repurchase of treasury stock.       (220,127)        -            -             -             -
                                    ------------   -------     --------       -------        ------
Balance at December 31, 2002.....     56,677,621  $      1    $     636      $   (304)      $  (620)
                                    ============   =======     ========       =======        ======



                        COMMON
                        STOCK
                        HELD IN
   UNEARNED            EMPLOYEE      TOTAL
  RESTRICTED  TREASURY  BENEFIT   STOCKHOLDER
    STOCK      STOCK     TRUST      DEFICIT
    -----      -----     -----

   $     -    $   (86)   $    -     $  (293)
    ------     ------     -----      ------

         -          -         -          10



         -          -         -          (1)

         -          -         -         (35)
    ------     ------     -----      ------

                    -         -         (26)

         -          -         -           2

         -          1                     1
    ------     ------     -----      ------
   $     -    $   (85)   $    -     $  (316)
    ------     ------     -----      ------

         -          -         -         (87)



         -          -         -           1


         -          -         -         (29)
    ------     ------     -----      ------

                    -         -        (115)

         -          -         -           4

         -          -        (6)          -
         -          -         -          95
    ------     ------     -----      ------
         -    $   (85)   $   (6)    $  (332)
    ------     ------     -----      ------

         -          -         -         (18)


         -          -         -         (15)


         -          -         -        (20)
    ------     ------     -----      ------

         -          -         -         (53)
        (6)         -         -           -

         1          -         -           1

         5          -         -           5

         -          -         -           1
         -         (3)        -          (3)
    ------     ------     -----      ------
   $     -    $   (88)   $   (6)    $  (381)
    ======     ======     =====      ======

                           See accompanying Notes to Consolidated Financial Statements.


                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      DISCUSSION OF BUSINESS AND STRUCTURE

         Important Terms

         We use the following terms to identify various companies or groups of companies in the Consolidated Financial Statements.

         "GTI" refers to GrafTech International Ltd. only. GTI is our public parent company and the issuer of the publicly traded common stock covered by the Consolidated Financial Statements. GTI is a guarantor of the Senior Notes and the Senior Facilities. Prior to our Annual Meeting of Stockholders for 2002, GTI was named UCAR International Inc.

         "GRAFTECH GLOBAL" refers to GrafTech Global Enterprises Inc. only. GrafTech Global is a direct, wholly owned subsidiary of GTI and the direct or indirect holding company for all of our operating subsidiaries. GrafTech Global is a guarantor of the Senior Notes and the Senior Facilities. Prior to June 7, 2002, GrafTech Global Enterprises Inc. was named UCAR Global Enterprises Inc.

         "UCAR CARBON" refers to UCAR Carbon Company Inc. only. UCAR Carbon is our wholly owned subsidiary through which we conduct most of our U.S. operations. UCAR Carbon is a guarantor of the Senior Notes and the Senior Facilities.

         "GRAFTECH FINANCE" refers to GrafTech Finance Inc. only. GrafTech Finance is a direct, wholly owned special purpose finance subsidiary of GTI and the borrower under our senior secured bank credit facilities (as amended, the "SENIOR FACILITIES"). GrafTech Finance is the issuer of our 10.25% senior notes due 2012 (the "SENIOR NOTES"). The Senior Notes were issued under an Indenture dated February 15, 2002, as supplemented on April 30, 2002 (as supplemented, the "INDENTURE"). Prior to June 7, 2002, GrafTech Finance was named UCAR Finance Inc.

         "AET" refers to Advanced Energy Technology Inc. only. AET is our 97.5% owned subsidiary engaged in the development, manufacture and sale of natural graphite-based products. Prior to January 1, 2003, AET was named Graftech Inc.

         "CARBONE SAVOIE" refers to Carbone Savoie S.A.S. and its subsidiaries. Carbone Savoie is our 70% owned subsidiary engaged in the development, manufacture and sale of cathodes.

         "SUBSIDIARIES" refers to those companies that, at the relevant time, are or were majority owned or wholly owned directly or indirectly by GTI or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of GTI's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 2000 through December 31, 2002, except for:

        o    Carbone Savoie, which has been and is 70% owned; and

        o    AET, which was 100% owned until it became 97.5% owned in June 2001.

         Our 100% owned Brazilian cathode manufacturing operations were contributed to Carbone Savoie and, as a result, became 70% owned on March 31, 2001. In 2002, we substantially completed a realignment of our foreign subsidiaries. Most of the operations and net sales of our synthetic graphite line of business are located outside the U.S. and are held by our Swiss subsidiary or its subsidiaries. Most of our technology is held by our U.S. subsidiaries. We may in the future realign the corporate organizational structure of our U.S. subsidiaries.

         "WE," "US" or "OUR" refers to GTI and its subsidiaries collectively or, if the context so requires, GTI, GrafTech Global or GrafTech Finance, individually.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Consolidated Financial Statements include the financial statements of GTI and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         Cash Equivalents

         Cash equivalents consist of overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the Consolidated Statements of Cash Flow, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Investments

         Investments in marketable debt and equity securities are generally classified and accounted for as investment, held-to-maturity or available-for-sale securities. We determine the appropriate classification of debt and equity securities at the time of purchase and reassess the classification at each reporting date. Debt securities classified as held-to-maturity are reported at amortized cost plus accrued interest. Securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in the Consolidated Statement of Stockholders' Equity (Deficit) until realized. Interest plus accrued interest and amortization of premiums and discounts for debt securities are included in interest expense. Gains and losses on securities sold are determined based on the specific identification method and are included in other (income) expense, net. Unrealized losses on investment securities that are other than temporary are recognized in net income (loss). We do not hold securities for speculative or trading purposes.

         Revenue Recognition

         Sales of our products and technology are recognized when persuasive evidence of an arrangement exists, delivery has occurred, title has passed, the revenue amount is determinable and collection is reasonably assured. Licenses of technology are recognized over the term of the license agreements. Revenue from service transactions is recognized based upon performance.

         Inventories

         Inventories are stated at cost or market, whichever is lower. Cost is determined on the "first-in first-out" ("FIFO") or the "average cost" method.

         Fixed Assets and Depreciation

         Fixed assets are carried at cost. Expenditures for replacements are capitalized and the replaced assets are retired. Gains and losses from the sale of property are included in other (income) expense, net.

         Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. We generally use accelerated depreciation methods for tax purposes, where appropriate.

         The average estimated useful lives are as follows:

                                                              YEARS
                                                              -----
             Buildings..................................       25
             Land improvements..........................       20
             Machinery and equipment....................       20
             Furniture and fixtures.....................       10
             Transportation equipment...................        6

          The carrying value of fixed assets is assessed when events and circumstances indicating impairment are present. We determine such impairment by measuring undiscounted estimated future cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. At December 31, 2002, accumulated depreciation included about $216 million related to previously impaired long-lived assets. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. We capitalized $1 million in interest in 2001 and 2002.

         Derivative Financial Instruments

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. The adoption did not have a significant impact on our consolidated financial position or results of operations. We do not use derivative financial instruments for trading purposes. They are used to manage well-defined currency exchange rate risks and interest rate risks.

         We enter into foreign currency instruments to manage exposure to currency exchange rate fluctuations. These instruments, which include, but not limited to, forward exchange contracts and purchased currency options, are primarily used to attempt to hedge global currency exposures, net, relating to euro-denominated debt, identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. Forward exchange contracts and purchased currency options are carried at market value. Gains and losses due to the recording of such contracts at fair value are recognized currently as other (income) expense, net.

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

         Stock-Based Compensation Plans

         We account for stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeded the exercise price or if ultimate vesting is subject to performance conditions. If an award results in recordable compensation expense, the total amount of recorded compensation expense is based on the number of awards that eventually vest. No compensation expense is recognized for forfeited awards, including awards forfeited due to a failure to satisfy a service requirement or failure to satisfy a performance condition. Our accruals of compensation expense for awards subject to performance conditions are based on our assessment of the probability of satisfying the performance conditions.

         No compensation expense has been recognized for our time vesting options granted with exercise prices at not less than market price on the date of grant. At December 31, 2002, all awards subject to performance conditions were fully vested. If compensation expense for our stock-based compensation plans was determined by the fair value method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," our net income (loss) and net income
(loss) per share would have been reduced or increased to the pro forma amounts indicated below:

                                                                                      FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                             2000             2001              2002
                                                                             ----             ----              ----
                                                                                      (Dollars in millions,
                                                                                     except per share data)

Net income (loss) as reported.................................             $    10          $   (87)          $   (18)
Deduct: Total stock-based employee compensation
         expense determined under fair value based
         method for all awards, net of related tax
         effects..............................................                  (1)              (7)               (7)
                                                                            ------           ------            ------

                                                                                      FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                             2000             2001              2002
                                                                             ----             ----              ----
                                                                                      (Dollars in millions,
                                                                                     except per share data)

Pro forma net income (loss)...................................                   9              (94)              (25)
Earnings per share:
     Basic - as reported......................................             $  0.22          $ (1.75)          $ (0.33)
     Basic - pro forma........................................                0.20            (1.88)            (0.45)
     Diluted - as reported....................................             $  0.22          $ (1.75)          $ (0.33)
     Diluted - pro forma......................................                0.20            (1.88)            (0.45)


         Retirement Plans

         The cost of pension benefits under our retirement plans is recorded in accordance with SFAS No. 87, "Employee Accounting for Pensions," as determined by independent actuarial firms using the "projected unit credit" actuarial cost method. Contributions to the qualified U.S. retirement plan are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits under the non-qualified retirement plan have been accrued, but not funded. Plan settlements and curtailments are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits." In the 2003 first quarter, we announced that we will freeze our U.S. qualified defined benefit plan effective March 31, 2003. We started a new defined contribution plan on January 1, 2002 for U.S. employees.

         Postretirement Health Care and Life Insurance Benefits

         The estimated cost of future postretirement medical and life insurance benefits is determined by independent actuarial firms using the "projected unit credit" actuarial cost method. Such costs are recognized as employees render the service necessary to earn the postretirement benefits. Benefits have been accrued, but not funded. Effective November 1, 2001, the U.S. plan was modified to limit our cost of future annual postretirement medical benefits to the cost 2001. Effective March 31, 2003, we will discontinue the Medicare supplement plan (for retirees 65 years or older or those eligible for Medicare benefits). This change will apply to all current employees not covered by a collective bargaining agreement when they retire, as well as those retirees who retired under a former collective bargaining agreement. These modifications are accounted for prospectively.

         Environmental, Health and Safety Matters

         Our operations are governed by laws addressing protection of the environment and worker safety and health. These laws provide for civil and criminal penalties and fines, as well as injunctive and remedial relief, for noncompliance and require remediation at sites where hazardous substances have been released into the environment.

         We have been in the past, and may become in the future, the subject of formal or informal enforcement actions or proceedings regarding noncompliance with these laws or the remediation of company-related substances released into the environment. Historically, such matters have been resolved by negotiation with regulatory authorities resulting in commitments to compliance, abatement or remediation programs and in some cases payment of penalties.

Historically, neither the commitments undertaken nor the penalties imposed on us have been material.

         Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $14 million in 2000, $12 million in 2001 and $10 million in 2002. The accrued liability relating to environmental remediation was $5 million at December 31, 2001 and December 31, 2002. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. Our environmental liabilities do not take into consideration possible recoveries of insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where we may be potentially liable, future expenses to remediate sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, we do not expect that these matters will have a material adverse effect on our financial position, results of operations or cash flows.

         Post-employment Benefits

         We accrue the estimated cost of post-employment benefits expected to be paid before retirement, principally severance, over employees' active service periods.

         Use of Estimates

         We have made a number of estimates and assumptions relating to the recording and disclosure of assets and liabilities, including contingent assets and liabilities, to prepare the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Actual amounts and values could differ from those estimates.

         Reclassification

         Certain amounts previously reported have been reclassified to conform to the current year presentation.

         Foreign Currency Translation

         Generally, except for operations in Russia where high inflation has existed, unrealized gains and losses resulting from translation of the financial statements of our foreign subsidiaries from their functional currencies into dollars are accumulated in other comprehensive income on the Consolidated Balance Sheets until such time as the operations are sold or substantially or completely liquidated. Translation gains and losses relating to operations, where high inflation has existed, are included in other (income) expense, net in the Consolidated Statements of Operations. Our Mexican subsidiary began using the dollar as its functional currency during 1999 because its sales and purchases are predominantly dollar-denominated. Prior to August 1, 2000, our Swiss subsidiary used the dollar as its functional currency. Beginning August 1, 2000, our Swiss subsidiary began using the euro as its functional currency because its operations became predominantly euro-dominated. We have intercompany loans between GrafTech Finance and some of our subsidiaries. Some of these loans are denominated in currencies other than the dollar and, accordingly, are subject to translation gains and losses due to changes in currency exchange rates. Some of these intercompany loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are reflected in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The remaining intercompany loans are expected to be repaid in the foreseeable future and, as a result, translation gains and losses on these loans are reflected in other (income) expense, net on the Consolidated Statement of Operations. Translation gains (losses) on these intercompany loans amounted to a $24 million gain in 2001 and a $35 million gain in 2002 recorded in accumulated other comprehensive income (loss), and a $8 million gain in 2000, a $4 million loss in 2001 and a $21 million gain in 2002 recorded in other (income) expense, net.

         Goodwill

         Goodwill represents the excess of the purchase price over the fair value of net assets acquired and amounted to $17 million at December 31, 2001 and December 31, 2002. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 did not have a significant impact on our consolidated financial position or results of operations, except that we no longer amortize goodwill. Goodwill amortization was $2 million in 2001. We have performed the goodwill impairment reviews required by SFAS No. 142 and the results of these reviews did not require our existing goodwill to be written down.

                                                                                      FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                             2000             2001              2002
                                                                             ----             ----              ----
                                                                                    (Dollars in millions,
                                                                                    except per share data)

Reported net income (loss)....................................             $    10          $   (87)          $   (18)
Add back:  Goodwill amortization (net of tax).................                   2                1                 -
                                                                            ------           ------            ------
Adjusted net income...........................................             $    12          $   (86)          $   (18)
                                                                            ======           ======            ======

Basic earnings per share:
     Reported net income (loss)...............................             $  0.22          $ (1.75)          $ (0.33)
     Goodwill amortization (net of tax).......................                0.03             0.03                 -
                                                                            ------           ------            ------
     Adjusted net income......................................             $  0.25          $ (1.72)          $ (0.33)
                                                                            ======           ======            ======

Diluted earnings per share:
     Reported net income (loss)...............................             $  0.22          $ (1.75)          $ (0.33)
     Goodwill amortization (net of tax).......................                0.03             0.03                 -
                                                                            ------           ------            ------
     Adjusted net income......................................             $  0.25          $ (1.72)          $ (0.33)
                                                                            ======           ======            ======

         Impairment review

         Periodically, we assess the carrying value of our long-lived and intangible assets. Our assessment involves comparing the carrying value of the asset on our Consolidated Balance Sheet to the cash flows we expect to generate in the future by that asset. We forecast the cash flows based on our assessment of our business. If the expected cash flows are less than the asset's carrying value, we record an impairment loss on that asset.

         At December 31, 2002, there were no additional impairments required that we have not already recorded in our Consolidated Statement of Operations. However, future events and circumstances, some of which are described below, may result in an impairment charge:

         o new technological developments that provide significantly enhanced benefits over our current technology;

         o     significant negative economic or industry trends;

         o changes in our business strategy that alter the expected usage of the related assets;

         o significant increase or decrease in our cost of capital; and

         o future economic results that are below our expectations used in the current assessments.

         New Accounting Standards

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not believe that adoption of SFAS No. 148 will have a significant impact on our results of operations or financial position because the impact will be limited to additional disclosure.

         In November 2002, FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and require that we record a liability, if any, for the fair value of such guarantees in the Consolidated Balance Sheet. As required, at December 31, 2002, we have enhanced our disclosures for certain guarantees, indemnification arrangements and product warranties. We provide insurance coverage and are required to indemnify directors and officers for actions taken on our behalf.

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

         In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002 and all other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment thereto, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Currently, generally accepted accounting principles require that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effect. Based on SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria of Accounting Principle Boards Opinion 30 ("APB 30"), "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of APB 30 distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. As such, those that do not meet the criteria of APB 30 are included in the statement of operations before income (loss) before provisions (benefits) for income taxes, minority interest and extraordinary items. All prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 relating to SFAS No. 4 will result in the reclassification of our extraordinary items to other expense. The provisions of SFAS No. 145 relating to SFAS No. 13 and the other provisions of SFAS No. 145, excluding the provisions relating to SFAS No. 4, did not have a significant impact on our consolidated financial position or results of operations.

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

         In June 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 was effective January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our consolidated financial position or results of operations, except that we no longer amortize goodwill. Goodwill amortization was $2 million in 2001. We have performed the goodwill impairment reviews required by SFAS No. 142 and the results of these reviews did not require our existing goodwill to be written down.

(3)      FINANCIAL INSTRUMENTS

         We do not use derivative financial instruments for trading purposes. They are used to manage well-defined currency exchange rate and interest rate risks.

         Foreign Currency Contracts

         The amount of foreign exchange contracts used by us to minimize foreign currency exposure was $37 million at December 31, 2001 and $99 million at December 31, 2002. Of the total foreign exchange contracts outstanding, approximately $4 million (11%) were offsetting at December 31, 2001 and approximately $43 million (43%) were offsetting at December 31, 2002.

         Sale of Receivables

         Certain of our U.S. and foreign subsidiaries sold receivables of $223 million in 2001 and $187 million in 2002. Receivables sold and remaining on the Consolidated Balance Sheets were $1 million at December 31, 2001 and December 31, 2002.

         Interest Rate Risk Management

         We implement interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities. In the 2002 second quarter, we entered into two ten-year interest rate swaps for a total notional amount of $250 million to effectively convert that amount of fixed rate debt (represented by Senior Notes) to variable rate debt. These interest rate swaps are fair value swaps and are accounted for based on the short-cut method. These swaps reduced our interest expense in 2002 by $6 million. In the 2002 third quarter, we reset our interest rate swaps to allow for the accelerated collection of $10 million in cash. The collection of this cash will be amortized over the term of the Senior Notes and recorded as a credit against interest expense. The adjustment for the fair value of the hedged debt obligations was $8 million at December 31, 2002 and has been recorded as part of other assets in the Consolidated Balance Sheet. The weighted average pay rate on the swaps is 5.11% plus the six month LIBOR in arrears and the weighted average receive rate is 10.25%.

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

     Debt-Fair value of debt was approximately $631 million at December 31, 2001 and $707 million at December 31, 2002.

     Foreign currency contracts-Foreign currency contracts are carried at market value. The market value of the contracts was approximately nil at December 31, 2001 and $3 million at December 31, 2002.

     Interest Rate Swaps-See above under Interest Rate Risk Management.

(4)      SEGMENT REPORTING

         We evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers are not material. We may in the future evaluate performance based on additional or different measures. The accounting policies of the reportable segments are the same as those described in Note 2.

         The following tables summarize financial information concerning our reportable segments.


                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                       2000            2001                2002
                                                                       ----            ----                ----
                                                                                 (Dollars in millions)
      Net sales to external customers:
        Graphite Power Systems Division.................          $    651        $      525           $    504
        Advanced Energy Technology Division.............               125               129                109
                                                                    ------            ------             ------
           Consolidated net sales.......................          $    776        $      654           $    613
                                                                    ======            ======             ======

      Gross profit:
        Graphite Power Systems Division.................          $    184        $      147           $    116
        Advanced Energy Technology Division.............                32                38                 24
                                                                    ------            ------             ------
           Consolidated gross profit....................          $    216        $      185           $    140
                                                                    ======            ======             ======

      Depreciation and amortization:
        Graphite Power Systems Division.................          $     40        $       31           $     23
        Advanced Energy Technology Division.............                 3                 5                  6
                                                                    ------          --------            -------
           Consolidated depreciation and                          $     43        $       36           $     29
                                                                    ======            ======            =======
             amortization...............................


         We do not report assets by reportable segment. Assets are managed based on geographic location because both reportable segments share certain facilities. The following tables summarize information as to our operations in different geographic areas:

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                      2000                2001            2002
                                                                      ----                ----            ----
                                                                              (Dollars in millions)
      Net sales (a):
           U.S..........................................         $     240           $     196        $     181
           Canada.......................................                34                  21               12
           Mexico.......................................                43                  33               37
           Brazil.......................................                46                  44               33
           France.......................................               142                 137              150
           Italy........................................                39                  30               22
           Switzerland .................................               104                  79               77
           South Africa.................................                59                  53               47
           Spain........................................                31                  29               30


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                      2000                2001            2002
                                                                      ----                ----            ----
                                                                              (Dollars in millions)
           Other countries..............................                38                  32               24
                                                                  --------            --------         --------
             Total......................................         $     776           $     654        $     613
                                                                  --------            ========         ========


     (a) Net sales are based on location of seller.

                                                                                 AT DECEMBER 31,
                                                                                 ---------------
                                                                       2000                2001           2002
                                                                       ----                ----           ----
                                                                              (Dollars in millions)
      Long-lived assets (b):
           U.S..........................................          $    115            $     76         $     72
           Mexico.......................................                38                  37               48
           Brazil.......................................                37                  34               25
           France.......................................                93                  94              109
           Italy........................................                31                   6                7
           South Africa.................................                43                  27               37
           Switzerland..................................                23                   7                8
           Other countries..............................                20                  17               20
                                                                   -------             -------          -------
             Total......................................          $    400            $    298         $    326
                                                                   =======             =======          =======


     (b) Long-lived assets represent fixed assets net of accumulated depreciation and goodwill.

(5)      LONG-TERM DEBT AND LIQUIDITY

         The following table presents our long-term debt:


                                                                          DECEMBER 31,            DECEMBER 31,
                                                                              2001                    2002
                                                                              ----                    ----
                                                                                 (DOLLARS IN MILLIONS)
Senior Facilities:
     Tranche A euro facility....................................         $       194              $         -
     Tranche A U.S. dollar facility.............................                  23                        -
     Tranche B U.S. dollar facility.............................                 313                       137
     Revolving credit facility..................................                  95                        10
                                                                          ----------                ---------
       Total Senior Facilities..................................                 625                       147
Other European debt.............................................                   6                         2
Senior Notes:
     Senior Notes due 2012......................................                   -                       550
     Fair value of hedged debt obligations......................                   -                         8
     Unamortized bond premium...................................                   -                         6
                                                                          ----------                ---------
       Total Senior Notes.......................................                   -                       564
                                                                          ----------                ---------
           Total................................................         $       631              $        713
                                                                          ==========                =========

         The aggregate maturities of long-term debt (excluding the fair value of hedged debt obligations and unamortized bond premium relating to our Senior Notes) for each of the five years subsequent to December 31, 2002 are:

                                                              2007
                        2003    2004    2005    2006    (AND THEREAFTER)  TOTAL
                        ----    ----    ----    ----    ----------------  -----

                        $  1    $  -   $  -    $ 10          $688         $699



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

         Except as described below, GrafTech Finance may not redeem the Senior Notes prior to February 15, 2007. On or after that date, GrafTech Finance may redeem the Senior Notes, in whole or in part, at specified redemption prices beginning at 105.125% of the principal amount redeemed for the year commencing February 15, 2007 and reducing to 100.00% of the principal amount redeemed for the years commencing February 15, 2010, and thereafter, in each case plus accrued and unpaid interest to the redemption date.

         In addition, before February 15, 2005, GrafTech Finance is entitled at its option on one or more occasions to redeem Senior Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of Senior Notes originally issued by GrafTech Finance at a redemption price of 110.25% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more underwritten primary public offerings of common stock of GTI pursuant to an effective registration statement under the Securities Act so long as:

         O at least 65% of such aggregate principal amount of Senior Notes remains outstanding immediately after each such redemption (other than Senior Notes held, directly or indirectly, by us); and

         O each such redemption occurs within 60 days after the date of the related public offering.

         Upon the occurrence of a change of control, GrafTech Finance will be required to make an offer to repurchase the Senior Notes at a price equal to 101.00% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. For this purpose, a change in control occurs on:

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

         O the date on which GTI merges or consolidates with or into another person, or another person merges into GTI, or all or substantially all of GTI's assets are sold (determined on a consolidated basis), with certain specified exceptions; or

         O the date on which GTI ceases to own, directly or indirectly, all of the voting power of GrafTech Global, UCAR Carbon and GrafTech Finance.

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

         Unsecured intercompany term notes in an aggregate principal amount equal to $448 million (based on currency exchange rates in effect at December 31, 2002) and guarantees of those unsecured intercompany term notes issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes equals $399 million, or about 73% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount of $49 million (based on currency exchange rates in effect at December 31, 2002), and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities and the holders of the Senior Notes) of GrafTech Finance, as their interests may appear. The Senior Notes contain provisions restricting, subject to certain exceptions, the pledge of those unsecured intercompany term notes to secure any debt or obligation unless they are equally and ratably pledged to secure the Senior Notes for so long as such other pledge continues in effect.

         The guarantee by UCAR Carbon has been secured by a pledge of all of our shares of AET, but at no time will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes. The pledge of the shares of AET is junior to the pledge of the same shares to secure UCAR Carbon's guarantee of the Senior Facilities.

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

         In addition to the failure to pay principal and interest when due or to repurchase Senior Notes when required, events of default under the Senior Notes include: failure to comply with applicable covenants; failure to pay at maturity or upon acceleration indebtedness exceeding $10 million; judgment defaults in excess of $10 million to the extent not covered by insurance; and certain events of bankruptcy.

         The Senior Notes contain provisions as to legal defeasance and covenant defeasance.

         Senior Facilities

         The Senior Facilities consist of:

         o A Tranche A Facility which provided for initial term loans of $137 million and (euro)161 million (equivalent to $158 million based on currency exchange rates in effect at February 22,
               2000) to GrafTech Finance. At December 31, 2002, the Tranche A Facility had been fully repaid and terminated.

         O A Tranche B Facility providing for initial term loans of $350 million to GrafTech Finance. At December 31, 2002, the principal amount of term loans outstanding under the Tranche B Facility was $137 million, all of the scheduled principal payments of which are due in 2007.

         O A Revolving Facility providing for dollar and euro-denominated revolving and swing line loans to, and the issuance of dollar-denominated letters of credit for the account of, GrafTech Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed, initially,(euro)250 million and, at December 31, 2002,(euro)200 million ((euro)25 million of which can only be used to pay or secure payment of the fine assessed by the EU Competition Commission). The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $75 million (which $75 million is reduced by the amount of certain debt (excluding the Senior Notes) incurred by us that is not incurred under the Senior Facilities ($22 million of which debt was outstanding at December 31, 2002)).

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

         The obligations of GrafTech Global's subsidiaries under the intercompany loans as well as these guarantees are secured, with certain exceptions, by first priority security interests in substantially all of our assets, except that no more than 65% of the capital stock or other equity interests in our foreign subsidiaries held directly by our U.S. subsidiaries, and no other foreign assets, secure obligations or guarantees of our U.S. subsidiaries.

         At December 31, 2002, the interest rate applicable to the Revolving Facility is, at our option, either euro LIBOR plus a margin ranging from 1.375% to 3.375% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.375% to 2.375% (depending on our leverage ratio). At December 31, 2002, the interest rate applicable to the Tranche B Facility is, at our option, either euro LIBOR plus a margin ranging from 2.875% to 3.625% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.875% to 2.625% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by JP Morgan Chase Bank or the federal funds effective rate, plus 0.50%. GrafTech Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. At December 31, 2002, the interest rates on outstanding debt under the Senior Facilities were: Tranche B Facility, 5.4%; dollar-denominated borrowings under the Revolving Facility, 4.8%; and euro-denominated borrowings under the Revolving Facility, 6.4%. The weighted average interest rate on the Senior Facilities was 5.6% during 2002.

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

         Certain Amendments to the Senior Facilities

         In April 2001, the Senior Facilities were amended to, among other things, exclude certain expenses incurred in connection with the lawsuit initiated by us against our former parents (up to a maximum of $20 million, but not more than $3 million in any quarter) and certain charges and payments in connection with antitrust fines, settlements and expenses from the calculation of financial covenants. After giving effect to subsequent amendments to the Senior Facilities, payments within the $340 million charge recorded in 1997 are excluded from the calculation of financial covenants and charges over and above the $340 million charge are excluded from the calculation of financial covenants (until paid) up to a maximum of $75 million reduced by the amount of certain debt (other than the Senior Notes) incurred by us that is not incurred under the Senior Facilities ($22 million of which debt was outstanding at December 31, 2002). As a result, the fine assessed by the EU Competition Authority, as well as the additional $10 million charge recorded in July 2001 and any payments related to such fine (including payments within the $340 million charge), are excluded from such calculations.

         In July 2001, in connection with an underwritten public offering of common stock, the Senior Facilities were amended to, among other things, change our financial covenants so that they were less restrictive than would otherwise have been the case. In connection therewith, we agreed that our investments in unrestricted subsidiaries after this amendment will be made in the form of secured loans, which will be pledged to secure the Senior Facilities. In connection therewith, we paid an amendment fee of $2 million and the margin that is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 25 basis points.

         In December 2001, the Senior Facilities were amended to, among other things, permit a corporate realignment of our subsidiaries. In connection therewith, we paid an amendment fee of $1 million.

         In February 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $400 million aggregate principal amount of Senior Notes. The amendment also changed the manner in which net debt and EBITDA are calculated to exclude any letter of credit issued to secure payment of the antitrust fine assessed against us by the EU Competition Authority. In addition, the amendment expanded our ability to make certain investments, including investments in AET, and eliminated provisions relating to a spin-off of AET. In connection therewith, we paid an amendment fee of $1 million and the margin that is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 37.5 basis points.

         In May 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $150 million aggregate principal amount of Senior Notes. In connection with this amendment, our maximum permitted leverage ratio was changed to measure the ratio of net senior secured debt to EBITDA as against new specified amounts. Our interest coverage ratio was also changed. We believe that these changed ratios provide us with greater flexibility. In addition, the amendment reduced the maximum amount available under the Revolving Facility to
(euro)200 million from (euro)250 million ((euro)25 million of which can only be used to pay or secure payment of the fine assessed by the EU Competition Authority) and reduced the basket for certain debt incurred by us that is not incurred under the Senior Facilities (excluding the Senior Notes) to $75 million from $130 million ($22 million of which debt was outstanding at December 31, 2002). In connection with the amendment and the consent, we paid fees and costs of $1 million.

         Leverage

         We are highly leveraged and, as discussed in Note 14, have substantial obligations in connection with antitrust investigations, lawsuits and claims (in respect of which we have an unfunded reserve totaling $98 million). We had total debt of $731 million (including $6 million for unamortized bond premium and $8 million for fair value of hedged debt obligations) and a stockholders' deficit of $381 million at December 31, 2002. A substantial portion of our debt has variable interest rates or has been effectively converted from a fixed rate obligation to a variable rate obligation pursuant to interest rate management initiatives. We typically discount or factor a portion of our accounts receivable. In 2002, certain of our subsidiaries sold receivables totaling $186 million. If we had not sold such receivables, our accounts receivable and our debt would have been about $46 million higher at December 31, 2002. In addition, if we are required to pay or issue a letter of credit to secure payment of the fine assessed by the EU Competition Authority pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under, or the letter of credit would constitute a borrowing under, the Revolving Facility. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent operating results.

         We use, and are dependent on, funds available under the Revolving Facility, subject to continued compliance with the financial covenants under the Senior Facilities, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. While our revolving credit facility provides for maximum borrowings of up to (euro)200 million ($210 million, based on currency exchange rates in effect at December 31, 2002), our ability to borrow under this facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities.

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

         Equity Offering

         On July 31, 2001, we sold an aggregate of 10,350,000 shares of our common stock in a registered public offering at a public offering price of $9.50 per share. The gross proceeds from the offering were $98 million and the net proceeds to us were $91 million. Sixty percent of the net proceeds were used to prepay term loans under the Senior Facilities. Prepayments of $23 million under the Tranche A Facility and $32 million under the Tranche B Facility were applied against scheduled maturities of each Tranche in the order in which they were due. The balance of the net proceeds were applied to reduce the outstanding balance under the Revolving Facility.

         Extraordinary Item

         In February 2000, we recorded an extraordinary charge of $21 million ($13 million after tax) related to our debt recapitalization. The extraordinary charge includes $5 million of bank and third party fees and expenses, $9 million of redemption premium on our previously outstanding senior subordinated notes, and write off of $7 million of deferred debt issuance costs.

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

(6)      INCOME TAXES

         The following table summarizes the U.S. and non-U.S. components of income (loss) before provision for income taxes, minority interest and extraordinary items:

                                                                            FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                                               ------------
                                                                     2000         2001          2002
                                                                     ----         ----          ----
                                                                           (Dollars in millions)
      U.S......................................................   $    (69)    $   (136)    $    (81)
      Non-U.S..................................................        105           66           55
                                                                   -------      -------      -------
                                                                  $     36     $    (70)    $    (26)
                                                                   =======      =======      ========

         Total income taxes were allocated as follows:

                                                                            FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                                               ------------
                                                                     2000         2001         2002
                                                                     ----         ----         ----
                                                                           (Dollars in millions)
      Income from operations...................................   $     10     $     15     $    (14)
      Extraordinary items......................................         (8)           -           (1)
                                                                   -------      -------      --------
                                                                  $      2     $     15     $    (15)
                                                                   =======      =======      ========

         Income tax expense attributable to income from operations consists of:

                                                                            FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                                               ------------
                                                                     2000         2001          2002
                                                                     ----         ----          ----
                                                                           (Dollars in millions)
      U.S. federal income taxes:
               Current.........................................   $      8     $      1     $      9
               Deferred........................................        (23)         (10)         (25)
                                                                   -------      -------      -------
                                                                  $    (15)    $     (9)    $    (34)
                                                                   =======      =======      =======

      Non-U.S. income taxes
               Current.........................................   $     27     $     23     $     22
               Deferred........................................         (2)           1           (1)
                                                                   -------      -------      --------
                                                                  $     25     $     24     $     21
                                                                   =======      =======      =======

         We have an income tax exemption from the Brazilian government on income generated from graphite electrode and cathode production through 2006 and 2005, respectively. The exemption reduced the net expense associated with income taxes by $2 million in 2000 and $1 million in 2001 and 2002.

         In 1998, we obtained an income tax exemption from the Swiss government. The exemption reduced the net expense associated with income taxes by $8 million in 2000, $8 million in 2001 and nil in 2002.

         Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from operations as follows:

                                                                                         FOR THE YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                  2000         2001         2002
                                                                                  ----         ----         ----
                                                                                       (Dollars in millions)
      Tax at statutory U.S. federal rate................................           $  13     $   (24)     $    (9)
      Nondeductible expenses associated with antitrust
         investigations and related lawsuits and claims.................               1           5            -
      State tax expense (benefit) (net of federal tax benefit)..........               -          (5)         (13)
      Restructuring charges with no tax benefit.........................               -           9            3
      Adjustments related to investment in subsidiaries.................               -          26            -
      Impact of dividend of foreign earnings ...........................              22           9            8
      Non-U.S. net operating losses.....................................               -            -          (1)
      Non-U.S. tax exemptions and holidays..............................             (10)         (9)           -
      Adjustments to deferred tax asset valuation allowance.............             (20)         (3)          16
      Other.............................................................               4           7          (17)
                                                                                    ----       -----        ------
                                                                                   $  10     $    15      $   (13)
                                                                                    ====       =====        =====

         The significant components of deferred income tax expense attributable to income from operations are as follows:


                                                                                         FOR THE YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                   2000         2001          2002
                                                                                   ----         ----          ----
                                                                                       (Dollars in millions)
      Deferred tax expense (exclusive of the effects of changes
         in the valuation allowance described below).............               $     (5)    $     (6)    $    (42)
      Increase (decrease) in beginning of the year balance of
         the valuation allowance for deferred tax assets..........                   (20)          (3)          16
                                                                                 -------      -------      -------
                                                                                $    (25)    $     (9)    $    (26)
                                                                                 =======      =======      =======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and December 31, 2002 are as follows:

                                                            AT DECEMBER 31,
                                                         2001            2002
                                                         ----            ----
                                                        (Dollars in millions)
Deferred tax assets:
     Fixed assets...................................  $     46        $     38
     Estimated liabilities and expenses associated
       with antitrust investigations and related
       lawsuits and claims..........................         1               1
     Postretirement and other employee benefits.....        55              65
     Foreign tax credit and other carryforwards.....        52              97
     Provision for scheduled plant closings and
       other restructurings.........................         4               2
     Other..........................................        35              38
                                                        ------          ------
       Total gross deferred tax assets..............       193             241
       Less:  valuation allowance...................       (27)            (43)
                                                        ------          -------
         Total deferred tax assets..................  $    166        $    198
                                                        ======          ======
Deferred tax liabilities:
Fixed assets........................................  $     44         $     44
Inventory...........................................         6                6
Other...............................................         4                1
                                                        ------           ------
Total deferred tax liabilities......................        54               51
                                                        ------           ------
         Net deferred tax asset.....................  $    112         $    147
                                                        ======           ======

         Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction. Net deferred income tax assets are included in prepaid expenses in the amount of $9 million at December 31, 2001 and $14 million at December 31, 2002 and in other assets in the amount of $140 million at December 31, 2001 and $171 million at December 31, 2002. Net deferred tax liabilities are included in accrued income and other taxes in the amount of $5 million at December 31, 2001 and $4 million at December 31, 2002 and separately stated as deferred income taxes in the amount of $32 million at December 31, 2001 and $34 million at December 31, 2002.

         During the 2000 fourth quarter, we entered into an intercompany sale-leaseback transaction between two subsidiaries relating to a U.S. graphite electrode facility, which allowed for utilization of foreign tax credits. This transaction resulted in a tax effect of a book gain of $22 million being classified as a deferred charge, which was included in other assets and was to be amortized into income. In June 2001, as a result of the decision to shutdown this facility, the facility was sold back to the original subsidiary owner and impaired. Accordingly, we then recognized a deferred tax asset for the resulting tax basis in excess of the amount for financial reporting.

         The net change in the total valuation allowance for 2002 was an increase of $16 million. The change results primarily from the determination that certain of our foreign tax credits and state net operating losses may not be utilizable prior to expiration and the provision of an allowance related to the impairment and restructuring of our Italian graphite electrode operations for which the realization of a tax benefit is not probable.

         We have total excess foreign tax credit carryforwards of $79 million at December 31, 2002. Of these tax credit carryforwards, $20 million expire in 2003, $15 million expire in 2004,

$6 million expire in 2006 and $38 million expire in 2007 and beyond. On a recomputed basis, we used foreign tax credits to reduce U.S. current tax liabilities in the amount of $16 million in 2001 and $2 million in 2002. Based upon the level of historical taxable income and projections for future taxable income over the periods during which these credits are utilizable, we believe it is more likely than not that we will realize the tax benefits of these deferred tax assets net of the corresponding $22 million of valuation allowances that exist at December 31, 2002. Specifically, it is our intention to pursue tax planning strategies and one-time events in order to utilize our foreign tax credit carryforwards prior to expiration.

         U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest these undistributed earnings indefinitely. To the extent that our circumstances change or future earnings are repatriated, we will provide for income tax on the earnings of the affected foreign subsidiaries. We believe that any U.S. income tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

(7)      OTHER (INCOME) EXPENSE, NET

         The following table presents an analysis of other (income) expense, net:


                                                                             FOR THE YEAR ENDED
                                                                                DECEMBER 31,
                                                                                ------------
                                                                       2000          2001           2002
                                                                       ----          ----           ----
                                                                           (Dollars in millions)
Interest income...............................................     $     (6)     $     (2)    $      (2)
Currency (gains) losses.......................................           (4)           (2)          (28)
Bank fees.....................................................            2             2             2
Loss on sale of accounts receivable...........................            1             3             2
Legal expenses and settlements................................            -             -             3
Employee benefit curtailment costs............................            -             -             1

Former parent company lawsuit legal expenses..................            3             1             1
Amortization of goodwill......................................            2             2             -
(Gain) loss on sale of assets.................................            2            (1)            -
Insurance related gains.......................................           (5)            -             -
Expenses for withdrawn initial public offering of AET.........            2             -             -
Securities class action and stockholder derivative lawsuits...          (1)             -             -
Other.........................................................            3            (2)            5
                                                                    -------       -------      --------
Total other (income) expense, net.............................     $     (1)     $      1     $     (16)
                                                                    =======       =======      ========

         We have intercompany loans between GrafTech Finance and some of our subsidiaries. Some of these loans are denominated in currencies other than the dollar and, accordingly, are subject to translation gains and losses due to changes in currency exchange rates. Some of these intercompany loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are reflected in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The remaining intercompany loans are expected to be repaid in the foreseeable future and, as a result, translation gains and losses on these loans are reflected in other (income) expense, net on the Consolidated Statement of Operations. In 2002, we had $28 million in currency gains, $21 million of which gain was due to currency translation on intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency and $7 million of which related to transactions with third parties.

(8)      INTEREST EXPENSE

         The following table presents an analysis of interest expense:


                                                                             FOR THE YEAR ENDED
                                                                                DECEMBER 31,
                                                                                ------------
                                                                       2000         2001         2002
                                                                       ----         ----         ----
                              (Dollars in millions)
Interest incurred on debt.....................................     $     69      $     54     $     56
Amortization of debt issuance costs...........................            2             2            3
Interest imputed on antitrust fine............................            4             4            1
                                                                    -------       -------      -------
     Total interest expense...................................     $     75      $     60     $     60
                                                                    =======       =======      =======

(9)      SUPPLEMENTARY BALANCE SHEET DETAIL

         The following tables present supplementary balance sheet details.


                                                                                 AT DECEMBER 31,
                                                                                 ---------------
                                                                               2001           2002
                                                                               ----           ----
                              (Dollars in millions)
Notes and accounts receivable:
     Trade.............................................................      $     81     $     89
     Other.............................................................            19           24
                                                                               ------       ------
                                                                                  100          113
     Allowance for doubtful accounts...................................            (5)          (5)
                                                                               ------       -------
                                                                             $     95     $    108
                                                                               ======       ======
Property, plant and equipment:
     Land and improvements.............................................      $     38     $     41
     Buildings.........................................................           158          166
     Machinery and equipment and other.................................           708          766
     Construction in progress..........................................            27           35
                                                                               ------       ------
                                                                             $    931     $  1,008
                                                                               ======       ======
Other assets:
     Fair value of interest rate swap..................................             -            8
     Pension assets....................................................             4            4
     Long-term receivables.............................................             6            2
     Long-term investments.............................................             6            2
     Capitalized bank fees.............................................            14           28
     Cash surrender value of executive life insurance..................             2            3
     Other.............................................................             5            3
                                                                               ------       ------
                                                                             $     37     $     50
                                                                               ======       ======
Accounts payable:
     Trade.............................................................      $     96     $     83



                                                                                 AT DECEMBER 31,
                                                                                 ---------------
                                                                               2001           2002
                                                                               ----           ----

     Interest..........................................................             5           23
                                                                               ------       ------
                                                                             $    101     $    106
                                                                               ======       ======
Other accrued liabilities:
     Accrued accounts payable..........................................      $     19     $     14
     Accrued imputed interest..........................................             6            5
     Payrolls..........................................................             3            4
     Restructuring.....................................................            12           14
     Employee compensation and benefits................................             9            9
     Liabilities and expenses associated with antitrust investigations
         and related lawsuits and claims...............................             2            3
         Other.........................................................             6            8
                                                                               ------       ------
                                                                             $     57     $     57
                                                                               ======       ======

    Other long-term obligations:
         Postretirement benefits.......................................      $     80     $     70
         Employee severance costs......................................             4            4
         Pension and related benefits..................................            26           59
         Liabilities and expenses associated with antitrust
             investigations and related lawsuits and claims............            52           49
         Long-term portion of DOJ fine.................................            47           46
         Long-term environmental liabilities...........................             5            5
         Unamortized gain on interest rate swap........................             -            9
         Other.........................................................            17           16
                                                                               ------       ------
                                                                             $    231     $    258
                                                                               ======       ======



         The following table presents an analysis of the allowance for doubtful accounts:

                                                      AT DECEMBER 31,
                                                      ---------------
                                              2000           2001        2002
                                              ----           ----        ----
                                                          (Dollars in millions)
     Balance at beginning of year........  $       5    $       4      $      5
     Additions...........................          1            2             1
     Deductions..........................        (2)           (1)           (1)
                                            -------        ------         ------
     Balance at end of year..............  $       4    $       5      $      5
                                             =======       ======         =====

(10)     LEASES AND OTHER LONG TERM OBLIGATIONS

         Lease commitments under noncancelable operating leases extending for one year or more will require the following future payments:

                                              (Dollars in millions)
        2003..............................            $1
        2004..............................             1
        2005..............................             1
        2006..............................             -
        2007..............................             -
        After 2007........................             1

         Total lease and rental expenses under noncancelable operating leases extending one month or more were $4 million in 2000, $3 million in 2001 and $1 million in 2002.

         During 2001, we outsourced our information technology function to CGI Group Inc. ("CGI"). Under this ten-year agreement, CGI will manage our data services, networks, desktops, telecommunications and legacy systems. The following is a schedule of future payments for base services:

                                               (Dollars in millions)
        2003...............................            $6
        2004...............................             6
        2005...............................             5
        2006...............................             5
        2007...............................             5
        After 2007.........................            17

         In addition, we have a remaining commitment to purchase $3 million in services above the base level over the remaining term of the agreement.

         In September 2002, we entered into a ten-year outsourcing contract with CGI to provide finance and accounting business process services valued at $36 million. The following is a schedule of future payments for base services:

                                                    (Dollars in millions)
        2003.....................................            $2
        2004.....................................             3
        2005.....................................             4
        2006.....................................             4
        2007.....................................             4
        After 2007...............................            18

(11)     BENEFIT PLANS

         Retirement Plans and Postretirement Benefit Plans

         Until February 25, 1991, we participated in the U.S. retirement plan of Union Carbide Corporation ("UNION CARBIDE"). Effective February 26, 1991, we formed our own U.S. retirement plan which covers substantially all U.S. employees. Retirement and death benefits related to employee service through February 25, 1991 are covered by the Union Carbide plan. Benefits paid by the Union Carbide plan are based on final average pay through February 25, 1991, plus salary increases (not to exceed 6% per year) until January 26, 1995 when Union Carbide ceased to own at least 50% of the equity of GTI. All our employees who retired prior to February 25, 1991 are covered under the Union Carbide plan. Pension benefits under our plan are based primarily on years of service and compensation levels prior to retirement. Net pension cost for our plan was $7 million in 2000 and 2001 and $6 million in 2002. Prior to January 1, 2002, our plan was a defined benefit plan. Effective January 1, 2002, a new defined contribution plan was established for U.S. employees. Some employees will have the option to remain in the defined benefit plan for five more years. At the end of five years, the value of the employees' retirement benefit will be frozen, and the employee will then begin participating in the defined contribution plan. Those employees without the option to remain in the defined benefit plan will begin participating in the defined contribution plan and their benefits under the defined benefit plan were frozen as of December 31, 2001. Under the new defined contribution plan, we will make quarterly contributions to each individual employee account equal to 2.5% of the employee's pay up to the social security wage base ($84,000 in 2002) plus 5% of their pay above the social security wage base.

         Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves. Net pension costs for plans of foreign subsidiaries amounted to nil in 2000, $4 million in 2001 (which includes a $4 million settlement loss for the Canadian pension plan) and $1 million in 2002.

         The components of our consolidated net pension costs are as follows:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                          2000           2001           2002
                                          ----           ----           ----
                                                   (Dollars in millions)
         Service cost............... $       7       $       7     $       6
         Interest cost..............        15              14            11
         Expected return on assets..       (15)            (14)          (11)
         Amortization ..............         -               -             -
         Settlement (gain) loss.....         -               4             1
         Curtailment loss...........         -               -             -
                                         -----           -----     ---------
              Net pension cost...... $       7       $      11     $       7
                                         =====           =====         =====

         We also provide health care and life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies and health care providers. We accrue the estimated net postretirement benefit costs during the employees' credited service periods. The components of our consolidated net postretirement benefit costs are as follows:


                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                            2000           2001           2002
                                                                            ----           ----           ----
                                                                                   (Dollars in millions)
         Service cost................................................  $       2       $       2     $       -
         Interest cost...............................................          6               6             4
         Amortization of prior service cost..........................         (1)             (2)           (8)
                                                                            ----           -----         -----
              Net postretirement benefit cost........................  $       7       $       6     $      (4)
                                                                            ====           =====         =====


         The reconciliation of beginning and ending balances of benefit obligations under, and fair value of assets of, all of our pension and postretirement benefit plans, and the funded status of the plans, are as follows:


                                                                  PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                                                  ----------------        -----------------------
                                                                  AT DECEMBER 31,             AT DECEMBER 31,
                                                                  ---------------             ---------------
                                                                  2001         2002         2001           2002
                                                                  ----         ----         ----           ----
                                                                              (Dollars in millions)
         Changes in benefit obligation:
            Net benefit obligation at beginning of year....   $      205    $      177    $       83   $       63
            Service cost...................................            7             6             2            -
            Interest cost..................................           14            11             6            4
            Impact of plan amendments......................            -             -           (68)          (9)
            Foreign currency exchange rate changes.........           (8)            6            (2)          (1)
            Actuarial loss.................................            4            14            48           (3)
            Curtailment....................................            -            (8)            -            -
            Settlement.....................................          (36)           (6)            -            -
            Gross benefits paid............................           (9)           (8)           (6)          (7)
                                                                  ------        ------        ------       ------
                  Net benefit obligation at end of year....   $      177    $      192    $       63   $       47
                                                                  ======        ======        ======       ======

         Changes in plan assets:
            Fair value of plan assets at beginning of year.   $      179    $      127    $        -   $        -
            Actual return on plan assets...................           (5)          (11)            -            -
            Foreign currency exchange rate changes.........          (10)            5             -            -
            Employer contributions.........................            8             5             6            7
            Participants contributions.....................            -             -             -            -
            Settlement.....................................          (36)           (6)            -            -
            Gross benefits paid............................           (9)           (8)           (6)          (7)
                                                                  ------        ------        ------       ------
                  Fair value of plan assets at end of year.   $      127    $      112    $        -   $        -
                                                                  ======        ======        ======       ======


                                                                  PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                                                  ----------------        -----------------------
                                                                  AT DECEMBER 31,             AT DECEMBER 31,
                                                                  ---------------             ---------------
                                                                  2001         2002         2001           2002
                                                                  ----         ----         ----           ----
                                                                              (Dollars in millions)
         Reconciliation of funded status:
            Funded status at end of year                      $      (50)   $      (80)   $      (63)  $      (47)
            Unrecognized net transition
               asset.......................................           (2)           (1)            -            -
            Unrecognized prior service cost................            1             1           (67)         (64)
            Unrecognized net actuarial loss................           21            49            50           41
                                                                  ------        ------        ------       ------
               Net amount recognized at end of year........   $      (30)   $      (31)   $      (80)  $      (70)
                                                                  ======        ======        ======       ======
         Amounts recognized in the statement of financial
             position consist of:
            Prepaid benefit cost...........................   $        4    $        4    $       (3)  $        -
            Accrued benefit liability......................          (36)          (60)          (77)         (70)
            Intangible asset...............................            -             1             -            -
            Accumulated other comprehensive income.........            2            24             -            -
                                                                  ------        ------        ------       ------
               Net amount recognized.......................   $      (30)   $      (31)   $      (80)  $      (70)
                                                                  ======        ======        ======       ======



         Assumptions used to determine net pension costs, pension projected benefit obligation, net postretirement benefit costs and postretirement benefits projected benefit obligation are as follows:


                                                                  PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                                                  ----------------             -----------------------
                                                                   AT DECEMBER 31,                  AT DECEMBER 31,
                                                                   ---------------                  ---------------
                                                                2001           2002            2001              2002
                                                                ----           ----            ----              ----

            Weighted average assumptions as of measurement date:
               Discount rate...............................       7.34%         6.71%             7.79%           7.04%
               Expected return on plan assets .............       8.59%         7.80%              -                 -
               Rate of compensation increase...............       4.73%         4.04%             3.39%             -
               Health care cost trend on covered charges:
                      Initial..............................       N/A           N/A               6.88%           6.68%
                      Ultimate.............................       N/A           N/A               5.34%           5.38%
                      Years to ultimate....................       N/A           N/A                  6               6


         Assumed health care cost trend rates have a significant effect on the amounts reported for net postretirement benefits. A one percentage point change in the health care cost trend rate would change the accumulated postretirement benefits net benefit obligation by approximately $5 million at December 31, 2001 and December 31, 2002 and change net postretirement benefit costs by approximately $1 million for both 2001 and 2002.

         Other Non-Qualified Plans

         Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation plans for certain eligible employees. We established benefits protection trusts (the "Trust") to partially provide for the benefits of employees participating in these plans. At December 31, 2001 and December 31, 2002, the Trust had assets of approximately $2 million, which are included in other assets on the Consolidated Balance Sheets. These assets include 426,400 shares of common stock which we contributed to the Trust in March 2001. These shares, if later sold, could be used for partial funding of our future obligations under certain of our compensation and benefit plans. The shares held in Trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be sold or otherwise used for funding purposes.

         Savings Plan

         Our employee savings plan provides eligible employees the opportunity for long term savings and investment. Participating employees can contribute 1.0% to 7.5% of employee compensation as basic contributions and an additional 0.5% to 10.0% of employee compensation as supplemental contributions. For 2001 and 2002, we contributed on behalf of each participating employee an amount equal to 50% of the employee's basic contribution. We contributed $2 million in 2000 and $1 million in 2001 and 2002.

         Incentive Plans

         In 1998, we implemented a global profit sharing plan for our worldwide employees. This plan is based on our global financial performance. The cost for this plan was $2 million in 2000 and nil in 2001 and 2002.

(12)     RESTRUCTURING AND IMPAIRMENT CHARGES

         We have had several restructuring and impairment charges during the past few years. At December 31, 2002, the outstanding balance of our restructuring reserve was $14 million. The components of this balance are $8 million related to the mothballing of our graphite electrode operations in Caserta, Italy, $4 million related primarily to remaining lease payments on our former corporate headquarters, and $2 million related to plant closure cost associated with the closure of our Canadian graphite electrode operations.

         In the 2002 fourth quarter, we recorded $3 million ($2 million after tax) of impairment charges relating to our investment in our joint venture with Jilin Carbon Co. (together with its affiliates, "JILIN"). The impairment results from uncertainty about the completion and start-up of the planned graphite electrode facility in Changchun, China due to the effects that the challenging 2002 graphite electrode industry conditions have had on Jilin. We also recorded a $1 million (nil after tax) change in estimate for the restructuring charge for our graphite electrode operations in Caserta, Italy.

         In the 2002 third quarter, we recorded a $1 million charge related to the impairment of available-for-sale securities.

         In the 2002 second quarter, we recorded a $13 million ($8 million after tax) charge primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee as a result of a decline in demand and loss of market share. The primary end market for carbon electrodes is silicon metal, which remains very depressed in the U.S. where our main customer base is located. This charge also includes $1 million related to the impairment of available-for-sale securities.

         In the 2002 first quarter, we recorded a $5 million restructuring charge that related primarily to the mothballing of our graphite electrode operations in Caserta, Italy. This charge included estimated pension, severance and other related employee benefit costs for 102 employees and other costs related to the mothballing.

         In the 2001 fourth quarter, we recorded a $7 million restructuring charge and a $27 million impairment loss on long-lived and other assets. The restructuring charge related primarily to exit costs related to the mothballing of our graphite electrode operations in Caserta,

Italy. $24 million of the impairment loss on long-lived assets related to assets located at our facility in Caserta, Italy. The remaining $3 million related to the impairment of available-for-sale securities.

         In the 2001 third quarter, we recorded a $2 million restructuring charge and impairment loss on long-lived assets related to a corporate realignment of our businesses, the relocation of our corporate headquarters and the shutdown of our coal calcining operations located in Niagara Falls, New York. The relocation was substantially completed in 2001. The charge includes severance and related benefits associated with a workforce reduction of 24 employees and impairment of leasehold improvement assets.

         In 2001 third quarter, we reversed $2 million of prior restructuring charges based on revised lower estimates of workforce reductions and plant closure costs, and we reclassified $4 million of prior restructuring charges related to on-site waste disposal post-monitoring costs to other long term obligations.

         In the 2001 second quarter, we recorded a $58 million charge for restructuring and impairment loss on long-lived assets related to the shutdown of our graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee and our coal calcining operations in Niagara Falls, New York. The $58 million charge includes restructuring charges of $2 million for severance and related benefits associated with a workforce reduction of 171 employees and $3 million in plant shutdown and related costs. The remaining $53 million relates to the impairment loss on long-lived assets. The shutdown was completed in the 2001 third quarter.

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

         In the 2000 third quarter, we recorded an impairment loss on long-lived assets of $3 million in connection with the re-sourcing of our U.S. cathode production to our facilities in Brazil and France and the reduction of graphite electrode production capacity to accommodate such increased cathode production in Brazil and France. This cash charge related to the write-off of certain long-lived assets located at one of our facilities in the U.S.

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


                                                                     PLANT
                                                                 SHUTDOWN AND
                                               SEVERANCE AND        RELATED       POST MONITORING AND
                                               RELATED COSTS         COSTS           RELATED COSTS            TOTAL
                                               -------------     ------------     -------------------         -----
                                                              (Dollars in millions)
BALANCE AT JANUARY 1, 2000...............       $       13        $        10           $        5       $        28
                                                  --------           --------             --------            ------

Restructuring charges in 2000............                6                  3                    1                10
Payments in 2000.........................               (5)                (1)                  (1)               (7)
Change in estimate and impact of currency
    rate changes in 2000.................               (1)                (3)                  (1)               (5)
                                                 ---------         ----------            ---------         ---------
BALANCE AT DECEMBER 31, 2000.............       $       13        $         9           $        4       $        26

Restructuring charges in 2001............                4                  8                    -                12
Payments in 2001.........................              (13)                (5)                   -               (18)
Non-cash write-offs in 2001..............                -                 (4)                   -                (4)
Reclassification of on-site disposal and
    monitoring costs.....................                -                  -                   (4)               (4)
                                                 ---------           --------            ---------         ---------
BALANCE AT DECEMBER 31, 2001.............       $        4        $         8           $        -       $        12

Restructuring charges in 2002............                6                  -                    -                 6
Payments in 2002.........................               (5)                 1                    -                (4)
                                                 ---------         ----------            ---------         ---------
BALANCE AT DECEMBER 31, 2002.............       $        5        $         9           $        -       $        14
                                                 =========         ==========            =========         =========

         The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

(13)     MANAGEMENT COMPENSATION AND INCENTIVE PLANS

         We have adopted several stock incentive plans. The aggregate number of shares reserved under the plans since their initial adoption was 14,500,000 shares at December 31, 2001 and December 31, 2002. The plans permit options and restricted stock to be granted to employees and, in the case of one plan since March 1998, also to non-employee directors.

         Stock Options

         In 1995, we granted 12-year options to management to purchase 4,761,000 shares at an exercise price of $7.60 per share, of which options for 3,967,400 shares vested at the time of our initial public offering in 1995, and the balance were performance options, one half of which were to vest in each of 1998 and 1999 on achievement of designated EBITDA targets. In December 1997, GTI's Board of Directors accelerated the vesting of the 1998 performance options. We did not achieve the 1999 performance targets and, accordingly, the 1999 performance options were cancelled.

         In 1996, we granted 10-year options to mid-management to purchase 960,000 shares at an exercise price of $35.00 per share, and granted additional 10-year options to mid-management to purchase 4,000 shares at an exercise price of $40.44 per share. In 1997, we granted 10-year options to mid-management to purchase 61,500 shares at an exercise price of $39.31 per share. The options vest eight years from the grant date. Accelerated vesting occurs if the market price of the common stock equals or exceeds specified amounts. At December 31, 2002, 451,350 of such options were vested.

         In 1997, we granted vested 10-year options to management to purchase 155,000 shares at an exercise price of $37.59 per share. At December 31, 2002, all such options were vested.

         In 1998, we granted 10-year options to purchase shares as follows:

         O Options for 641,000 shares were granted to certain officers and directors at exercise prices ranging from $29.22 to $34.36 per share. Options for 320,000 shares vest one year from the grant date, options for 221,000 shares vest two years from the grant date and options for 100,000 shares vest three years from the grant date. At December 31, 2002, all of such options were vested.

         O Options for 1,935,000 shares were granted to certain officers and management at exercise prices ranging from $15.50 to $17.06 per share. Options for 17,000 shares vested on the grant date, options for 628,000 shares vest after one year from the grant date, and all remaining options vest seven years from the grant date, subject to accelerated vesting if the market price for the common stock equals or exceeds specified amounts. At December 31, 2002, 1,834,732 of such options were vested.

         In 1999, we granted 10-year options to purchase shares as follows:

         O Options for 409,000 shares were issued to certain officers, management and directors at exercise prices ranging from $14.13 to $25.81 per share. Options for 45,359 shares vested on the grant date, options for 274,101 shares vest one year from the grant date, and all remaining options vest seven years from the grant date, subject to accelerated vesting if the market price for the common stock equals or exceeds specified amounts. At December 31, 2002, 345,232 of such options were vested.

         In 2000, we granted 10-year options to purchase shares as follows:

         O Options for 2,615,511 shares were issued to certain officers, management and directors at exercise prices ranging from $8.56 to $19.06 per share. Options for 2,070,100 shares vest two years from the grant date, options for 200,000 shares vest five years from the grant date, 175,901 shares vest one year from the grant date, options for 12,200 vested at the grant date, options for 35,040 shares vested ratably over the course of 2000 and all remaining options vest seven years from the grant date, subject to accelerated vesting if the market price for the common stock equals or exceeds specified amounts. At December 31, 2002, 2,136,645 of such options were vested.

         In 2001, we granted 10-year options to purchase shares as follows:

         O Options for 1,755,170 shares were issued to certain officers, management and directors at exercise prices ranging from $8.56 to $11.95 per share. Options for 1,644,300 shares vest two years from the grant date and options for 110,870 shares vested on the grant date. At December 31, 2002, 120,870 of these options were vested.

         In 2002, we granted 10-year options to purchase shares as follows:

         O Options for 114,101 shares were issued to certain officers, management and directors at exercise prices ranging from $5.13 to $10.77 per share. Options for 19,400 shares vest in two years from the grant date, options for 31,000 shares vest as of January 1, 2003, options for 10,321 shares vest as of February 26, 2003, options for 30,000 shares vest as of September 17, 2004, options for 5,000 shares vest as of November 12, 2004, options for 8,380 shares vested at one grant date and options for 10,000 shares vested as of December 31, 2002. At December 31, 2002, 18,380 of these options were vested.


         The following table summarizes the status of our stock-based compensation plans at the dates and for the period indicated:


                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                   2000                        2001                       2002
                                         -------------------------   --------------------------  -----------------------
                                                        WEIGHTED-                     WEIGHTED-                WEIGHTED-
                                                        AVERAGE                       AVERAGE                  AVERAGE
                                                        EXERCISE                      EXERCISE                 EXERCISE
                                             SHARES       PRICE        SHARES           PRICE      SHARES        PRICE
                                             ------       -----        ------           -----      ------        -----
                                                                     (Shares in thousands)

Time vesting options:
   Outstanding at beginning of
     year...............................      5,277    $     20.15       7,842    $     16.55       9,194  $     15.28
   Granted at market price..............      2,615           9.53       1,755           8.99         114         9.42
   Granted at price exceeding
     market.............................          -             -            -             -            -           -
   Granted at price below market........          -             -            -             -            -           -
   Exercised............................        (16)         13.81        (188)          7.60        (134)        7.60
   Forfeited/canceled...................        (34)         32.37        (215)         17.12        (221)       13.49
                                           --------                   --------                   --------
     Outstanding at end of year.........      7,842          16.55       9,194          15.28       8,953        15.36
                                           ========                   ========                   ========

   Options exercisable at year
     end................................      4,710    $     18.65       5,309    $     18.11       6,797  $     16.19
   Weighted-average fair value of
     options granted during year:
     At market..........................                      5.97                       5.58                      6.01
     Exceeding market...................                        -                          -                        -
     Below market.......................                        -                          -                        -

Performance vesting options:
   Outstanding at beginning of
     year...............................        546    $      7.60         401    $      7.60         378  $      7.60
   Granted..............................          -             -            -             -            -            -
   Exercised............................        (22)          7.60         (23)          7.60           -            -
   Forfeited/canceled...................       (123)          7.60           -             -            -           -
                                           --------                   --------                   --------
     Outstanding at end of year.........        401           7.60         378           7.60         378         7.60
                                           ========                   ========                   ========


                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                   2000                        2001                       2002
                                         -------------------------   --------------------------  -----------------------
                                                        WEIGHTED-                     WEIGHTED-                WEIGHTED-
                                                        AVERAGE                       AVERAGE                  AVERAGE
                                                        EXERCISE                      EXERCISE                 EXERCISE
                                             SHARES       PRICE        SHARES           PRICE      SHARES        PRICE
                                             ------       -----        ------           -----      ------        -----
                                                                     (Shares in thousands)

   Options exercisable at year
     end................................        401    $      7.60         378    $      7.60         378  $      7.60


         The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2000, 2001 and 2002, respectively: dividend yield of 0.0% for all years; expected volatility of 50% in 2000, 52% in 2001 and 55% in 2002; risk-free interest rates of 5.5% in 2000, 4.8% in 2001 and 4.3% in 2002; and expected lives of 8 years for all years.

         The following table summarizes information about stock options outstanding at December 31, 2002:

                                                  OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                                  -------------------                          -------------------
                                                   WEIGHTED-AVERAGE                                      WEIGHTED-AVERAGE
             RANGE OF                   NUMBER         REMAINING         WEIGHTED-AVERAGE      NUMBER        EXERCISE
         EXERCISE PRICES              OUTSTANDING  CONTRACTUAL LIFE      EXERCISE PRICES    EXERCISABLE        PRICES
         ---------------              -----------  ----------------      ---------------    -----------        ------
                                                                   (Shares in thousands)
      Time vesting options:
           $5.13-10.77                  4,728            7 years            $     8.48         3,166          $    8.26
         $11.60 to $19.06               2,587            6 years                 16.38         2,254              16.87
         $22.81 to $29.22                 142            6 years                 25.74           141              25.74
         $30.59 to $40.44               1,496            4 years                 34.37         1,236              34.15
                                        -----                                                  -----
                                        8,953                                    15.36         6,797              16.19
                                        =====                                                  =====

Performance vesting options:
              $7.60                       378            5 years            $     7.60           378          $    7.60


         Other

         In 1998, we entered into a five-year employment agreement with our current chairman of the board.

         In 2000, we granted 100,000 restricted shares to our current chairman of the board, and we are amortizing the value of those shares as of the grant date ($2 million) over the vesting period which extends through 2004.

         In 2002, we granted 512,200 shares of restricted stock to employees. We also recorded a $5 million non-cash compensation charge associated with the accelerated vesting of those shares.

         Under our executive employee loan program, certain members of management borrowed less than $1 million in 2000 and none in 2001 or 2002. During 2002, all these loans were repaid as described below. Under our executive employee stock purchase programs, certain members of management purchased, at the fair market value on the date of purchase, 18,556 shares in

2000 and none in 2001 or 2002. In 2002, management participating in these programs repaid all outstanding loans with shares of common stock valued at fair market value on the date of repayment and cash. These programs have been discontinued.

(14)     CONTINGENCIES

Antitrust Investigations

         In April 1998, pursuant to a plea agreement between the DOJ and GTI, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The plea agreement was approved by the U.S. District Court for the Eastern District of Pennsylvania (the "DISTRICT COURT") and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. At our request, in January 2002, the payment schedule for the $60 million unpaid balance outstanding at that time was revised to require a $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million, through January 2007. Beginning in 2004, the DOJ may ask the District Court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. At December 31, 2002, the statutory rate of interest was 1.41% per annum. Accrued interest will be payable together with each quarterly payment. The revised payment schedule has been approved by the District Court. All payments due have been timely paid.

         In October 1999, we became aware that the Korean antitrust authority had commenced an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes. In March 2002, we were advised that the Korean antitrust authority had assessed a fine against us in the amount of 676 million KRW ($569,000, based on currency exchange rates in effect at the time of payment) and assessed fines against five other graphite electrode producers in amounts ranging up to 4,396 million KRW (approximately $3.3 million, based on currency exchange rates in effect at the time of the decision imposing the fine). Our fine, which represented 0.5% of our graphite electrode sales in Korea during the relevant time period and was the lowest fine as a percentage of sales imposed by the Korean antitrust authority, reflected a substantial reduction as a result of our cooperation with that authority during its investigation. In May 2002, we appealed the decision. In July 2002, the Korean antitrust authority affirmed its decision on appeal. We paid the fine together with accrued interest, an aggregate of $584,000, in August 2002.

         In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. In July 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed a fine of (euro)50.4 million (about $53 million, based on exchange rates in effect at December 31, 2002) against us and assessed fines against seven other graphite electrode producers in amounts ranging up to
(euro)80.2 million. From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms with the EU Competition Authority. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the Court of First Instance of the European Communities in Luxembourg challenging the amount of the fine. Appeals of this type may take two years or longer to be decided and the fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We have had discussions with the EU Competition Authority regarding the appropriate form of collateral security during the pendency of the appeal. If the EU Competition Authority seeks to require payment of the fine or provision of collateral security therefor, we may file an interim appeal to the Court to waive or modify such requirement. We cannot predict how or when the Court would rule on such an interim appeal.

         In May 2001, we became aware that the Brazilian antitrust authority had requested written information from various steelmakers in Brazil. In April 2002, our Brazilian subsidiary received a request for information from that authority. We have provided that information.

         In May 2002, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of specialty graphite. The statement alleges that we and other producers violated European antitrust laws in connection with the sale of specialty graphite. In December 2002, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed no fine against us and assessed fines against seven other producers in amounts ranging up to (euro)28 million. We received a 100% reduction from the amount that otherwise would have been assessed against us due to our cooperation.

         Except as described above, the antitrust investigations against us in the U.S., Canada, the European Union, Japan and Korea have been resolved. We are continuing to cooperate with the DOJ, the EU Competition Authority and the Canadian Competition Bureau in their continuing investigations of others. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by antitrust authorities in Brazil or other jurisdictions.

         To the extent that antitrust investigations involving us have been resolved with guilty pleas or by adverse decisions, such guilty pleas and decisions make it more difficult for us to defend against other investigations as well as civil lawsuits and claims. We have been vigorously protecting, and intend to continue to vigorously protect, our interests in connection with the investigations described above. We may, however, at any time settle any possible unresolved charges.

Antitrust Lawsuits

         Through December 31, 2002, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes. One of the settlements also covers the actual and respective potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments due have been timely paid.

         In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the District Court. In March 2002, we were served with another complaint commencing a separate civil antitrust lawsuit in the District Court. These lawsuits are collectively called the "FOREIGN CUSTOMER LAWSUITS". The first complaint, entitled Ferromin International Trade Corporation, et al. v. UCAR International Inc., et al. was filed by 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP New Zealand Ltd. et al. v. UCAR International Inc., et al. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled Saudi Iron and Steel Company v. UCAR International Inc., et al., was filed by a steelmaker who is located outside the U.S. The fourth complaint, entitled Arbed, S.A., et al. v. Mitsubishi Corporation, et al., was filed by 5 steelmakers, all of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs' claims. Appeals have been filed by the plaintiffs and the defendants with the U.S. Court of Appeals for the Third Circuit with regard to these dismissals. The U.S. Court of Appeals for the Third Circuit heard oral argument on these appeals on March 11, 2003, and we are awaiting its decision. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. We filed a motion to stay the lawsuit commenced by the fourth complaint pending resolution of appeals in the other foreign customer lawsuits and such motion was granted in July 2002.

         In 1999 and 2000, we were served with three complaints commencing three civil antitrust lawsuits (the "CARBON ELECTRODE LAWSUITS"). The first complaint, filed in the District Court, is entitled Globe Metallurgical, Inc. v. UCAR International Inc., et al. The second complaint, initially filed in the U.S. Bankruptcy Court for the Northern District of Ohio and subsequently transferred to the U.S. District Court for the Northern District of Ohio, Eastern Division, is now entitled Cohen & Co., Distribution Trustee v. UCAR International Inc., et al. (In re Simetco, Inc.). The third complaint, filed in the U.S. District Court for the Southern District of West Virginia, is entitled Elkem Metals Company Inc and Elkem Metals Company Alloy LLP v. UCAR Carbon Company Inc., et al. SGL Carbon AG is also named as a defendant in the first complaint and SGL Carbon Corporation is also named as a defendant in the first and third complaints. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. In October 2001, we settled the lawsuit commenced by the third complaint. In September 2002, we settled the lawsuit commenced by the first complaint. In January 2003, we settled the lawsuit commenced by the second complaint. The guilty pleas and decisions described above do not relate to carbon electrodes.

         In the 2002 first quarter, we and other producers of cathodes were served with a complaint commencing a civil antitrust lawsuit in the U.S. District Court for the District of Oregon entitled Northwest Aluminum Company, et al. vs. VAW Aluminum A.G., et al (the "CARBON CATHODE LAWSUIT"). The complaint was filed by two producers of aluminum. Other producers of cathodes are also named as defendants in the complaint. In the complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of cathodes and seek, among other things, an award of treble damages resulting from such alleged violations. In November 2002, we settled this lawsuit. The guilty pleas and decisions described above do not relate to cathodes.

         In December 2002 and January 2003, we and other producers of bulk graphite were served with two complaints commencing two civil class action antitrust lawsuits. The first complaint, filed in the U.S. District Court for the District of New Jersey, is entitled Industrial Graphite Products, Inc. v. Carbone Lorraine North America Corporation, et al. The second complaint, filed in the same court, is entitled Ceradyne, Inc. v. Carbone Lorraine North America Corporation, et al. In February 2003, we learned that a class action complaint commencing a civil class action antitrust lawsuit had been filed against us and other producers of bulk graphite in the District Court entitled General Refractories Company v. GrafTech International Ltd., et al. In March 2003, this lawsuit was dismissed by the District Court without prejudice. In March 2003, we learned that two complaints commencing civil class action antitrust lawsuits had been filed against us and other producers of bulk graphite in the U.S. District Court for the District of New Jersey entitled General Refractories Company v. GrafTech International Ltd., et al. and Midwest Graphite Co., Inc. v. SGL Carbon, LLC, et al., respectively. The lawsuits commenced by the first, second, fourth and fifth complaints, along with a lawsuit commenced by a sixth complaint filed only against SGL Carbon, LLC, SGL Carbon A.G. and SGI Carbon GmbH, were subsequently consolidated or are subject to consolidation into a single lawsuit in the United States District Court for the District of New Jersey entitled In re: Bulk [Extruded] Graphite Products Antitrust Litigation (the "BULK GRAPHITE LAWSUITS"). In the bulk graphite lawsuit, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of bulk graphite and seek, among other things, an award of treble damages resulting from such alleged violations. In March 2003, we reached an agreement to settle the bulk graphite lawsuits.

         The foreign customer lawsuits and the bulk graphite lawsuits are still in their early stages. We have been vigorously defending, and intend to continue to vigorously defend, against these remaining lawsuits as well as all threatened lawsuits and possible unasserted claims. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims. It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

Antitrust Earnings Charges

         We have recorded pre-tax charges of $350 million against results of operations as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The reserve of $350 million is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. The fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charge of $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at December 31, 2002, $350 million represents our estimate of these liabilities and expenses. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

         Through December 31, 2002, we have paid an aggregate of $252 million of fines and net settlement and expense payments and $14 million of imputed interest. At December 31, 2002, $98 million remained in the reserve. The balance of the reserve is available for the fine payable to the DOJ (excluding imputed interest thereon), the fine assessed by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments payable to the DOJ for imputed interest at December 31, 2002 was about $6 million.

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

         The defendants have filed motions to dismiss this lawsuit and a motion to disqualify certain of our counsel from representing us in this lawsuit. Oral hearings were held on those motions in the 2001 first and second quarters. The court approved a motion to disqualify certain of our counsel in November 2002, and denied our motion to reconsider that decision. We do not believe that either that decision or the adverse ruling on such motion for reconsideration will adversely affect this lawsuit. The court has not ruled on the motions to dismiss.

         We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through December 31, 2002, we had incurred about $5 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

 (15)    EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated based upon the provisions of SFAS No. 128, adopted in 1997, using the following share data:


                                                                      2000               2001              2002
                                                                      ----               ----              ----

Weighted-average common shares outstanding for basic
     calculation..........................................           45,224,204         49,719,938        55,941,878
Add:  Effect of stock options.............................              589,208                  -                 -
                                                                  -------------        -----------       -----------
Weighted-average common shares outstanding, adjusted
     for diluted calculation..............................           45,813,412         49,719,938        55,941,878
                                                                  =============         ==========        ==========


         As a result of the net loss from operations reported in 2002, all 779,051 potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share. The calculation of weighted average common shares outstanding for the diluted calculation excludes options for 3,669,498 shares in 2000, 5,243,593 shares in 2001 and 5,524,535 shares in 2002 because they were not dilutive due to the fact that the exercise prices were greater than the weighted average market price of the common stock.

(16)     STOCKHOLDER RIGHTS PLAN

         Effective August 7, 1998, GTI adopted a Stockholder Rights Plan (the "RIGHTS PLAN"). Under the Rights Plan, one preferred stock purchase right (a "RIGHT") was distributed on September 21, 1998 to stockholders of record on August 20, 1998 as a dividend on each share of common stock outstanding on the record date. Each share of common stock issued after the record date is accompanied by a Right.

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

         Under certain circumstances, holders of Rights, except a person or group described above and certain related parties, will be entitled to purchase shares of common stock (or, in certain circumstances, other securities or assets) at 50% of the price at which the common stock traded prior to the acquisition or announcement (or 50% of the value of such other securities or assets). In addition, if GTI is acquired after the Rights become exercisable, the Rights will entitle those holders to buy the acquiring company's common shares at a similar discount.

         GTI is entitled to redeem the Rights for one cent per Right prior to the time when the Rights become exercisable. If not redeemed, the Rights will expire on August 7, 2008.

         The preferred stock issuable upon exercise of Rights consists of Series A Junior Participating Preferred Stock, par value $.01 per share, of GTI. In general, each share of that preferred stock will be entitled to a minimum preferential quarterly dividend payment equal to the greater of $10.00 per share or 1,000 times the quarterly dividend declared on the common stock, will be entitled to a liquidation preference of $110,000 and will have 1,000 votes, voting together with the common stock.

(17) FINANCIAL INFORMATION ABOUT THE PARENT, THE ISSUER, THE GUARANTORS AND THE SUBSIDIARIES WHOSE SECURITIES SECURE THE SENIOR NOTES AND RELATED GUARANTEES

         On February 15, 2002, GrafTech Finance (the "ISSUER") issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. The Senior Notes have been guaranteed on a senior basis by GTI (the "PARENT") and GrafTech Global, UCAR Carbon and other subsidiaries holding a substantial majority of our U.S. assets, which subsidiaries are UCAR International Holdings Inc., UCAR International Trading Inc., UCAR Carbon Technology LLC, UCAR Composites Inc. and UCAR Holdings III Inc. The guarantors (other than the Parent) are collectively called the "U.S. GUARANTORS." The guarantees of the U.S. Guarantors are unsecured, except that the guarantee of UCAR Carbon has been secured by a pledge of all of our shares of AET, but in no event will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes. All of the guarantees are full, unconditional and joint and several, and the Issuer, and each of the U.S. Guarantors are 100% owned by the Parent. GTI and our other subsidiaries, which are not guarantors, are called the "NON-GUARANTORS." The following table sets forth condensed consolidating balance sheets at December 31, 2001 and December 31, 2002 and condensed consolidating statements of operations and cash flows for the years ended December 31, 2001 and 2002 of the Parent, the Issuer, the U.S. Guarantors and the Non-Guarantors. Provisions in the Senior Facilities restrict the payment of dividends by our subsidiaries to the Parent. At December 31, 2002, retained earnings of our subsidiaries subject to such restrictions were approximately $459 million. Investments in subsidiary companies are recorded on the equity basis.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AT DECEMBER 31, 2002


                                                                                 At December 31, 2002
                                                                                 --------------------
                                                                                  U.S.         Non-
                                                     Parent         Issuer     Guarantors   Guarantors  Eliminations   Consolidated
                                                     ------         ------     ----------   ----------  ------------   ------------
                                                                                 (Dollars in millions)

                        ASSETS

   CURRENT ASSETS:
      Cash and cash equivalents...................  $        -     $         -   $         4  $        7    $        -   $       11
      Notes and accounts receivable, net..........           -             752           470         255        (1,369)         108
      Inventories:
          Raw materials and supplies..............           -               -             3          38            (1)          40
          Work in process.........................           -               -            31          71             1          103
          Finished goods..........................           -               -            10          23            (3)          30
                                                     ---------      ----------    ----------   ---------     ---------    ---------
                                                             -               -            44         132            (3)         173
      Prepaid expenses and deferred income taxes..           -               -             8          13             -           21
                                                     ---------      ----------    ----------   ---------     ---------    ---------
          Total current assets....................           -             752           526         407        (1,372)         313
      Net fixed assets............................           -               -            44         268            (4)         308
   Deferred income taxes and other assets.........          47              34           (33)        120            70          238
                                                     ---------      ----------    ----------   ---------     ---------    ---------
      Total assets................................  $       47     $       786   $       537 $       795    $   (1,306)  $      859
                                                     =========      ==========    ==========   =========     =========    =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
      Accounts payable............................  $       21     $        26   $        31  $       89    $      (61)  $      106
      Short-term debt.............................         416               -           231         668        (1,297)          18
      Accrued income and other taxes..............         (24)             (3)           37          18            (4)          24
      Other accrued liabilities...................           -               -            36          39           (18)          57
                                                     ---------      ----------    ----------   ---------     ---------    ---------
          Total current liabilities...............         413              23           335         814        (1,380)         205
                                                     ---------      ----------    ----------   ---------     ---------    ---------
   Long-term debt.................................           -             711             -           2             -          713
   Other long-term obligations....................           -               9           203          45             1          258
   Deferred income taxes..........................           -              (5)            -          36             3           34
   Minority stockholders' equity in consolidated                                                                     -
     entities.....................................           -               -             -          30                         30
   Stockholders' equity (deficit).................        (366)             48            (1)       (132)           70         (381)
                                                     ---------      ----------    ----------   ---------     ---------    ---------
      Total liabilities and stockholders' equity    $       47     $       786   $       537 $       795    $   (1,306)  $      859
        (deficit).................................
                                                     =========      ==========    ==========   =========     =========    =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AT DECEMBER 31, 2001


                                                                                At December 31, 2001
                                                                                --------------------
                                                                                 U.S.         Non-
                                                    Parent        Issuer      Guarantors   Guarantors  Eliminations   Consolidated
                                                    ------        ------      ----------   ----------  ------------   ------------
                                                                                (Dollars in millions)
                        ASSETS

   CURRENT ASSETS:
      Cash and cash equivalents................... $       -     $        16    $         8  $       14    $        -    $       38
      Notes and accounts receivable, net..........         -             885            442         365        (1,597)           95
      Inventories:
          Raw materials and supplies..............         -               -              3          32            (2)           33
          Work in process.........................         -               -             45          66             -           111
          Finished goods..........................         -               -              8          26            (1)           33
                                                    --------      ----------     ----------   ---------     ---------     ---------
                                                           -               -             56         124            (3)          177
      Prepaid expenses and deferred income taxes..         -               -              7           5             -            12
                                                    --------      ----------     ----------   ---------     ---------     ---------
          Total current assets....................         -             901            513         508        (1,600)          322
                                                    --------      ----------     ----------   ---------     ---------     ---------
      Net fixed assets............................         -               -             52         233            (4)          281
   Deferred income taxes and other assets.........        58              29            216          74          (183)          194
                                                    --------      ----------     ----------   ---------     ---------     ---------
      Total assets................................ $      58     $       930    $       781  $      815    $   (1,787)  $       797
                                                    ========      ==========     ==========   =========     =========     =========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
      Accounts payable............................ $       8     $        13    $        50  $       92    $      (62)  $       101
      Short-term debt.............................       397             274            407         450        (1,521)            7
      Accrued income and other taxes..............       (15)              -             42          18             -            45
      Other accrued liabilities...................         -               -             39          33           (15)           57
                                                    --------      ----------     ----------   ---------     ---------     ---------
          Total current liabilities...............       390             287            538         593        (1,598)          210
   Long-term debt.................................         -             626              -          21           (16)          631
   Other long-term obligations....................         -               -            197          34             -           231
   Deferred income taxes..........................         -               -              5          32            (5)           32
   Minority stockholders' equity in consolidated
     entities.....................................         -               -              -          23             2            25
   Stockholders' equity (deficit).................      (332)             17             41         112          (170)         (332)
                                                    --------      ----------     ----------   ---------     ---------     ---------
      Total liabilities and stockholders' equity   $      58     $       930    $       781 $       815    $   (1,787)  $       797
        (deficit).................................
                                                    ========      ==========     ==========   =========     =========     =========


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002


                                                                         For the Year Ended December 31, 2002
                                                                         ------------------------------------
                                                                                   U.S.        Non-
                                                     Parent         Issuer      Guarantors  Guarantors  Eliminations   Consolidated
                                                     ------         ------      ----------  ----------  ------------   ------------
                                                                                  (Dollars in millions)

Net sales.......................................... $       -     $         -    $       228  $      529    $     (144)  $      613
Cost of sales......................................         -               -            187         408          (122)         473
                                                     --------      ----------     ----------   ---------     ---------     --------
   Gross profit....................................         -               -             41         121           (22)         140
Research and development, selling, administrative
   and other expenses, restructuring charges,
   impairment losses on long-lived and other
   assets, restricted stock vesting, antitrust
   investigations and related lawsuits and claims,
   corporate realignment and related expenses, and
   other (income) expense, net.....................         7              12            (51)         23           115          106
Interest income....................................         -             (59)             -          (4)           63            -
Interest expense...................................        21              62              5          35           (63)          60
                                                     --------      ----------     ----------   ---------     ---------     --------
   Income (loss) before provision for (benefits
     from) income taxes............................       (28)            (15)            87          67          (137)         (26)
Provision for (benefit from) income taxes..........       (10)             (5)           (17)         19             -          (13)
                                                     --------      ----------     ----------   ---------     ---------     --------
   Income (loss) of consolidated entities..........       (18)            (10)           104          48          (137)         (13)
Minority stockholders' share of income.............         -               -              -           2             -            2
Equity in earnings of subsidiaries.................         -               -             91           -           (91)           -
                                                     --------      ----------     ----------   ---------     ---------     --------
   Income (loss) before extraordinary item.........       (18)            (10)            13          46           (46)         (15)
Extraordinary item, net of tax.....................         -               3              -           -             -            3
                                                     --------      ----------     ----------   ---------     ---------     --------
      Net income (loss)............................ $     (18)    $       (13)   $        13  $       46    $      (46)  $      (18)
                                                     ========      ==========     ==========   =========     =========     ========

                                                                         For the Year Ended December 31, 2001
                                                                         ------------------------------------
                                                                                   U.S.        Non-
                                                     Parent         Issuer      Guarantors  Guarantors  Eliminations   Consolidated
                                                     ------         ------      ----------  ----------  ------------   ------------
                                                                                  (Dollars in millions)

Net sales.......................................... $       -     $         -    $       246  $      547    $     (139)  $      654
Cost of sales......................................         -               -            215         372          (118)         469
                                                     --------      ----------     ----------   ---------     ---------     --------
   Gross profit....................................         -               -             31         175           (21)         185
Research and development, selling, administrative
   and other expenses, restructuring charges,
   impairment losses on long-lived and other
   assets, restricted stock vesting, antitrust
   investigations and related lawsuits and claims,
   corporate realignment and related expenses, and
   other (income) expense, net.....................         4              (2)           113          93           (13)         195
Interest income....................................         -             (73)           (4)         (21)           98            -
Interest expense...................................        34              74             25          24           (97)          60
                                                     --------      ----------     ----------   ---------     ---------     --------
   Income (loss) before provision for (benefits
     from) income taxes............................       (38)              1           (103)         79            (9)         (70)
Provision for (benefit from) income taxes..........       (15)              -              9          21             -           15
                                                     --------      ----------     ----------   ---------     ---------     --------
   Income (loss) of consolidated entities..........       (23)              1           (112)         58           (9)          (85)
Minority stockholders' share of income.............         -               -              -           2             -            2
Equity in earnings of subsidiaries.................        64               -            (47)          -          (17)            -
                                                     --------      ----------     ----------   ---------     ---------     --------
      Net income (loss)............................ $     (87)  $           1   $        (65) $       56    $        8   $      (87)
                                                     ========      ==========     ==========   =========     =========     ========


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                   (CONTINUED)



                                                                           For the Year Ended December 31, 2000
                                                                           ------------------------------------
                                                                                   U.S.        Non-
                                                     Parent         Issuer      Guarantors  Guarantors  Eliminations   Consolidated
                                                     ------         ------      ----------  ----------  ------------   ------------
                                                                                  (Dollars in millions)

Net sales.......................................... $       -     $         -    $       306  $      626    $     (156)  $      776
Cost of sales......................................         -               -            275         422          (137)         560
                                                     --------      ----------     ----------   ---------     ---------     --------
   Gross profit....................................         -               -             31         204           (19)         216
Research and development, selling, administrative
   and other expenses, restructuring charges,
   impairment losses on long-lived and other
   assets, restricted stock vesting, antitrust
   investigations and related lawsuits and claims,
   corporate realignment and related expenses, and
   other (income) expense, net.....................         1              (4)            (2)         73            37          105
   Interest income.................................        (8)            (60)           (32)        (21)          121            -
Interest expense...................................        38              61             74          23          (121)          75
                                                     --------      ----------     ----------   ---------     ---------     --------
   Income (loss) before provision for (benefits
     from) income taxes............................       (31)              3             (9)        129           (56)          36
Provision for (benefit from) income taxes..........         -               2            (20)         28             -           10
                                                     --------      ----------     ----------   ---------     ---------     --------
   Income (loss) of consolidated entities..........       (31)              1             11         101           (56)          26
Minority stockholders' share of income.............         -               -              -           3             -            3
Equity in earnings of subsidiaries.................       (41)              -            (42)          -            83            -
                                                     --------      ----------     ----------   ---------     ---------     --------
   Income (loss) before extraordinary item.........        10               1             53          98          (139)          23
Extraordinary item, net of tax.....................         -               3             10           -             -           13
                                                     --------      ----------     ----------   ---------     ---------     --------
      Net income (loss)............................ $      10     $        (2)   $        43  $       98    $     (139)  $       10
                                                     ========      ==========     ==========   =========     =========     ========


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002



                                                                          For the Year Ended December 31, 2002
                                                                          ------------------------------------
                                                                                    U.S.        Non-
                                                        Parent       Issuer      Guarantors  Guarantors  Eliminations   Consolidated
                                                        ------       ------      ----------  ----------  ------------   ------------
                                                                                   (Dollars in millions)
Net cash provided by (used in) operating activities.   $     (20)  $        76   $         81  $     (188)   $       (9)  $     (60)
Net cash provided by (used in) investing activities.           -           127             91          77          (345)        (50)
Net cash provided by (used in) financing activities.          20          (219)          (176)        100           354          79
                                                        --------    ----------     ----------   ---------     ---------     -------
Net increase (decrease) in cash and cash equivalents           -           (16)            (4)        (11)            -         (31)
Effect of exchange rate changes on cash and cash
   equivalents......................................           -             -              -           4             -           4
Cash and cash equivalents at beginning of period....           -            16              8          14             -          38
                                                        --------    ----------     ----------   ---------     ---------     -------
Cash and cash equivalents at end of period..........   $       -   $         -    $         4  $        7    $        -   $      11
                                                        ========    ==========     ==========   =========     =========     =======

                                                                            For the Year Ended December 31, 2001
                                                                            ------------------------------------
                                                                                    U.S.        Non-
                                                      Parent         Issuer      Guarantors  Guarantors  Eliminations   Consolidated
                                                      ------         ------      ----------  ----------  ------------   ------------
                                                                                   (Dollars in millions)
Net cash provided by (used in) operating activities. $     (38)    $        15   $        186  $      (63)   $      (83)  $      17
Net cash provided by (used in) investing activities.         -              18          (427)         (71)          441         (39)
Net cash provided by (used in) financing activities.        38             (48)           242         141          (358)         15
                                                      --------      ----------     ----------   ---------     ---------     -------
Net increase in cash and cash equivalents...........         -             (15)             1           7             -          (7)
Effect of exchange rate changes on cash and cash
   equivalents......................................         -               -              -          (2)            -          (2)
Cash and cash equivalents at beginning of period....         -              31              7           9             -          47
                                                      --------      ----------     ----------   ---------     ---------     -------
Cash and cash equivalents at end of period.......... $       -     $        16    $         8  $       14    $        -    $     38
                                                      ========      ==========     ==========   =========     =========     =======


                                                                            For the Year Ended December 31, 2000
                                                                            ------------------------------------
                                                                                    U.S.        Non-
                                                        Parent       Issuer      Guarantors  Guarantors  Eliminations   Consolidated
                                                        ------       ------      ----------  ----------  ------------   ------------
                                                                                     (Dollars in millions)
Net cash provided by (used in) operating activities.   $    (169)  $       (26)  $        353  $       96    $     (160)  $      94
Net cash provided by (used in) investing activities.          97          (873)           283         (58)          501         (50)
Net cash provided by (used in) financing activities.          72           930           (630)        (44)         (341)        (13)
Net increase in cash and cash equivalents...........           -            31              6          (6)            -          31
Effect of exchange rate changes on cash and cash
   equivalents......................................           -             -              -          (1)            -          (1)
Cash and cash equivalents at beginning of period....           -             -              1          16             -          17
                                                        --------    ----------     ----------   ---------     ---------     -------
Cash and cash equivalents at end of period..........   $       -   $        31    $         7 $         9    $        -    $     47
                                                        ========    ==========     ==========   =========     =========     =======

         Unsecured intercompany term notes in an aggregate principal amount, at December 31, 2002, equal to $492 million (based on currency exchange rates in effect at December 31, 2002), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes.

         As described above, the guarantee of the Senior Notes by UCAR Carbon has been secured by a pledge of all of our shares of AET, but at no time will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes.

         Rule 3-16 of Regulation S-X adopted by the SEC provides that, for each of the registrant's affiliates whose securities constitute a "substantial" portion of the collateral for registered securities, financial statements (that would be required to be filed if the affiliate were a registrant) must be filed with an annual report on Form 10-K. Under Rule 3-16(b), securities of a person will be deemed to constitute a "substantial" portion of the collateral if the aggregate principal amount, par value, or book value of securities as carried by the registrant, or the market value of such securities, whichever is the greatest, equals 20% or more of the principal amount of the registered securities. In this case, the pledges of common stock of AET and the intercompany notes and related guarantees have been limited such that they will never be more than 19.99% of the principal amount of the outstanding Senior Notes. Therefore, no such financial statements are required to be included in this Report.

(18)     SUBSEQUENT EVENTS

         In the 2003 first quarter, we contributed 500,000 shares of common stock into the trust for our qualified U.S. retirement plan. These shares may be sold by the trust in the future to provide funding to meet obligations under the plan. Such transaction was exempt from the registration under Section 4(2) of the Securities Act of 1933 because such transaction did not involve the public offering of securities.

         In the 2003 first quarter, we entered into an additional $200 million notional amount interest rate swap through the remaining term of our Senior Notes effectively converting that amount of fixed rate debt to variable rate debt. In the 2003 first quarter, we also entered into five-year interest rate caps for a notional amount of $300 million, which extend through August 2007. Subsequently, in the 2003 first quarter, we sold the entire $450 million notional amount of our interest rate swaps for $11 million in cash. The adjustment of the carrying amount of Senior Notes will be amortized over the term of the Senior Notes and recorded as a credit against interest expense. Following the sale of the swaps, in March 2003, we entered into $350 million notional amount of interest rate swaps through the remaining term of our Senior Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2001, on May 8, 2001, we selected Deloitte & Touche LLP as independent auditors to replace KPMG LLP as the independent accountant to audit our consolidated financial statements.

                                    PART III

ITEMS 10 TO 13 (INCLUSIVE)

         The information required by Items 10, 11, 12 and 13 will appear in the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2003, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10.

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth information with respect to our current executive officers and directors, including their ages, as of March 1, 2003. There are no family relationships between any of our executive officers.

Craig S. Shular...........    50     Chief Executive Officer and President
Corrado F. De Gasperis....    37     Vice President, Chief Financial Officer and
                                     Chief Information Officer
Scott Mason...............    43     President, Graphite Power Systems
Karen G. Narwold..........    43     Vice President, General Counsel, Human
                                     Resources and Secretary
John J. Wetula............    44     President, Advanced Energy Technology
Gilbert E. Playford.......    55     Chairman of the Board
R. Eugene Cartledge.......    73     Director
Mary B. Cranston..........    55     Director
John R. Hall..............    70     Director
Harold E. Layman..........    56     Director
Thomas Marshall...........    74     Director
Ferrell P. McClean........    56     Director
Michael C. Nahl...........    60     Director

         Craig S. Shular became Chief Executive Officer and a director in January 2003 and has served as President in May 2002. From August 2001 to December 2002, he served as Executive Vice President of our former Graphite Power Systems Division. He served as Vice President and Chief Financial Officer from January 1999, with the additional duties of Executive Vice President, Electrode Sales and Marketing from February 2000. From 1976 through 1998, he held various financial, production and business management positions at Union Carbide, including the Carbon Products Division from 1976 to 1979.

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

         Scott C. Mason became President, Graphite Power Systems, our synthetic graphite line of business, in January 2003. From February 2001 through December 2002, he was Executive Vice President of our former Advanced Energy Technology Division. He served as Chief Financial Officer and Vice President of AET and our Director of Mergers and Acquisitions from April 2000 to March 2001. Prior to joining us, Mr. Mason was Vice President-Supply Chain Logistics for Union Carbide. From 1996 to 1999, Mr. Mason served as Director of Operations and then as Business Director for the Unipol Polymers Business of Union Carbide. Mr. Mason served from 1981 to 1996 in various financial, sales and marketing, operations and mergers and acquisition management positions at Union Carbide. He began his career in 1981 in the Chemicals and Plastics Division of Union Carbide.

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

         John J. Wetula became President, Advanced Energy Technology, in January 2003. From July 1999 to December 2002, he served as President of AET. From July 1998 to June 1999, he served as our Director of Export Sales. From October
1996 to June 1998, he was General Manager of our GRAFOIL(R) product line. He is a chemical engineering and MBA graduate of Cleveland State University.

         Gilbert E. Playford has served as the Chairman of the Board since 1999. Mr. Playford served as Chief Executive Officer from June 1998 until January 2003 and as President from June 1998 until May 2002. From January 1996 to June 1998, he was the President and Chief Executive Officer of LionOre Mining International Ltd., a Toronto Stock Exchange company, which he founded and which is engaged in mining nickel in Botswana and nickel/gold in Australia. Prior to founding LionOre Mining International Ltd., of which he continues to serve as a director and non-executive Deputy Chairman, Mr. Playford spent his career with Union Carbide Corporation. We are the successor to the Carbon Products Division of Union Carbide. Mr. Playford began his career in 1972 with Union Carbide in Canada. In 1989, after several years in Europe and Canada, he was appointed Corporate Vice President, Strategic Planning of Union Carbide. In 1990, he became Vice President, Corporate Holdings of Union Carbide. He assumed the additional responsibility of President and Chief Executive Officer of Union Carbide's Canadian subsidiary in 1991. Mr. Playford was named Vice President, Treasurer and Principal Financial Officer of Union Carbide in 1992. In his capacity as Principal Financial Officer of Union Carbide, he also served as a nominee of Union Carbide on GTI's Board of Directors from 1992 until our leveraged equity recapitalization in January 1995. He took on additional duties as Vice President for Union Carbide's latex and paint business in 1993. Mr. Playford left Union Carbide in January 1996.

         R. Eugene Cartledge became a director in February 1996. From 1986 until his retirement in 1994, Mr. Cartledge was the Chairman of the Board and Chief Executive Officer of Union

Camp Corporation. Mr. Cartledge retired as Chairman of the Board of Savannah Foods & Industries Inc. in December 1997, and retired as a director of Delta Airlines, Inc. and Sunoco, Inc. in May 2002. He is currently a director of Chase Industries, Inc., Formica Corporation and Blount International, Inc., and President of the Cartledge Foundation. Mr. Cartledge is Chairman of the Nominating Committee and a member of the Organization, Compensation and Pension Committee of GTI's Board of Directors.

         Mary B. Cranston became a director in January 2000. Ms. Cranston is a partner and has served since 1999 as Chairperson of Pillsbury Winthrop LLP, an international law firm. Ms. Cranston is based in San Francisco, California. Ms. Cranston has been practicing complex litigation, including antitrust, telecommunications and securities litigation, with Pillsbury Winthrop LLP since 1975. She is a director of the San Francisco Chamber of Commerce, the Bay Area Council and the Commonwealth Club, and a trustee of the San Francisco Ballet and Stanford University. Ms. Cranston is a member of the Organization, Compensation and Pension Committee and the Nominating and Governance Committee of GTI's Board of Directors.

         John R. Hall became a director in November 1995. From 1981 until his retirement in 1997, Mr. Hall was Chairman of the Board and Chief Executive Officer of Ashland Inc. Mr. Hall had served in various engineering and managerial capacities at Ashland Inc. since 1957. He retired as Chairman of Arch Coal Inc. in 1998. He served as a director of Reynolds Metals Company from 1985 to 2000. Mr. Hall currently serves as a member of the Boards of Bank One Corporation, Canada Life Assurance Company, CSX Corporation, Humana Inc. and USEC Inc. Mr. Hall graduated from Vanderbilt University in 1955 with a degree in Chemical Engineering and later served as Vanderbilt's Board Chairman from 1995 to 1999. Mr. Hall also serves as Chairman of the BlueGrass Community Foundation and the Commonwealth Fund for Kentucky Educational Television, and as President of the Markey Cancer Center Foundation. Mr. Hall is Chairman of the Organization, Compensation and Pension Committee and a member of the Nominating and Governance Committee of GTI's Board of Directors.

         Harold E. Layman became a director in March 2003. From 2001 until his retirement in 2002, Mr. Layman was President and Chief Executive Officer of Blount International, Inc. Prior thereto, Mr. Layman served in other capacities with Blount International, Inc., including President and Chief Operating Officers from 1999 to 2001, Executive Vice President and Chief Financial Officer from 1997 to 2000, and Senior Vice President and Chief Financial Officer from 1993 to 1997. From 1981 through 1992, he held various financial management positions with VME Group/Volvo AB. From 1970 to 1980, Mr. Layman held various operations and financial management positions with Ford Motor Company. He is currently a director of Blount International, Inc. and Von Hoffman Holdings Inc. Mr. Layman is a member of the Audit and Finance Committee and the Nominating and Governance Committee of GTI's Board of Directors.

         Thomas Marshall became a director in June 1998. Mr. Marshall retired in 1995 as Chairman of the Board and Chief Executive Officer of Aristech Chemical Corporation, a spinoff of USX Corporation, which positions he had held since 1986. Mr. Marshall had previously served as President of the U.S. Diversified Group, a unit covering 18 divisions and subsidiaries, including Manufacturing, Fabricating and Chemicals, of USX Corporation. Mr. Marshall serves on the Board of the National Flag Foundation. He is a trustee of the University of Pittsburgh and Chairman of the Thomas Marshall Foundation. Mr. Marshall is a member of the Organization, Compensation and Pension Committee of GTI's Board of Directors.

         Ferrell P. McClean became a director in February 2002. Ms. McClean was the Managing Director and Senior Advisor to the head of the Global Oil & Gas Group in Investment Banking at J.P. Morgan Chase & Co. from 2000 through the end of 2001. She joined J.P. Morgan & Co. Incorporated in 1969 and founded the Leveraged Buyout and Restructuring Group within the Mergers & Acquisitions Group in 1986. From 1991 until 2000, Ms. McClean was the Managing Director and co-headed the Global Energy Group within the Investment Banking Group at J.P. Morgan & Co. Ms. McClean is currently a director of Unocal Corporation. She is a member of the Audit and Finance Committee of GTI's Board of Directors.

         Michael C. Nahl became a director in January 1999. Mr. Nahl is Senior Vice President and Chief Financial Officer of Albany International Corporation, a manufacturer of paper machine clothing, which are the belts of fabric that carry paper stock through the paper production process. Mr. Nahl joined Albany International Corporation in 1981 as Group Vice President, Corporate and was appointed to his present position in 1983. Mr. Nahl is a director of Lindsay Manufacturing Co. and a member of the Chase Manhattan Corporation Northeast Regional Advisory Board. Mr. Nahl is Chairman of the Audit and Finance Committee of GTI's Board of Directors.

ITEM 14.      CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)   Financial Statements

               See Index to Consolidated Financial Statements at page of this Report.

      (2)      Financial Statement Schedules

               None.

      (b) Reports on Form 8-K

               No Reports on Form 8-K were filed during the 2002 fourth quarter.

      (c)      Exhibits

               The exhibits listed in the following table have been filed with this Report.



Exhibit
Number                                              Description of Exhibit
-------                                             ----------------------
2.1.0(1)            -     Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 among
                          Union Carbide Corporation, Mitsubishi Corporation, GrafTech International Ltd. and
                          GrafTech International Acquisition Inc. and Guaranty made by Blackstone Capital Partners
                          II Merchant Banking Fund L.P. and Blackstone Offshore Capital Partners II L.P.
2.2.0(2)            -     Amended and Restated Stockholders' Agreement dated as of February 29, 1996 among
                          Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital
                          Partners II L.P., Blackstone Family Investment Partnership II L.P., Chase Equity
                          Associates and GrafTech International Ltd.
2.3.0(1)            -     Exchange Agreement dated as of December 15, 1993 by and among Union Carbide Corporation,
                          Union Carbide Chemicals and Plastics Company Inc., Mitsubishi Corporation and GrafTech
                          International Ltd.
2.4.0(1)            -     Stock Purchase and Sale Agreement dated as of November 9, 1990 among Mitsubishi
                          Corporation, Union Carbide Corporation and UCAR Carbon Company Inc.
2.5.0(1)            -     Letter Agreement dated January 26, 1995 with respect to termination of the Stockholders'
                          Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide
                          Corporation and UCAR Carbon Company Inc.
2.6.0(1)            -     Settlement Agreement dated as of November 30, 1993 among Mitsubishi Corporation, Union
                          Carbide Corporation and UCAR Carbon Company Inc.
2.7.0(1)            -     Transfer Agreement dated January 1, 1989 between Union Carbide Corporation and UCAR Carbon
                          Company Inc.
2.7.1(1)            -     Amendment No. 1 to such Transfer Agreement dated December 31, 1989.
2.7.2(1)            -     Amendment No. 2 to such Transfer Agreement dated July 2, 1990.
2.7.3(1)            -     Amendment No. 3 to such Transfer Agreement dated as of February 25, 1991.
2.8.0(1)            -     Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 among
                          Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., Union
                          Carbide Industrial Gases Inc., UCAR Carbon Company Inc. and Union Carbide Coatings Service
                          Corporation.



Exhibit
Number                                              Description of Exhibit
-------                                             ----------------------
2.9.0(1)            -     Environmental Management Services and Liabilities Allocation Agreement dated as of January
                          1, 1990 among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company
                          Inc., UCAR Carbon Company Inc., Union Carbide Industrial Gases Inc. and Union Carbide
                          Coatings Service Corporation.
2.9.1(1)            -     Amendment No. 1 to such Environmental Management Services and Liabilities Allocation
                          Agreement dated as of June 4, 1992.
2.10.0(4)           -     Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide
                          Corporation and UCAR Carbon Technology Corporation.
2.11.0(1)           -     Employee Benefit Services and Liabilities Agreement dated January 1, 1990 between Union
                          Carbide Corporation and UCAR Carbon Company Inc.
2.11.1(1)           -     Amendment to such Employee Benefit Services and Liabilities Agreement dated January 15,
                          1991.
2.11.2(1)           -     Supplemental Agreement to such Employee Benefit Services and Liabilities Agreement dated
                          February 25, 1991.
2.12.0(1)           -     Letter Agreement dated December 31, 1990 among Union Carbide Chemicals and Plastics
                          Company Inc., UCAR Carbon Company Inc., Union Carbide Grafito, Inc. and Union Carbide
                          Corporation.
3.1.0(3)            -     Amended and Restated Certificate of Incorporation of GrafTech International Ltd.
3.1.1(9)            -     Certificate of Designations of Series A Junior Participating Preferred Stock.
3.1.2(17)           -     Certificate of Amendment to the Amended and Restated Certificate of Incorporation of
                          GrafTech International Ltd. (formerly known as UCAR International Inc.)
3.2.0*              -     Amended and Restated By-Laws of GrafTech International Ltd. dated December 13, 2002
4.1.0(16)           -     Indenture dated as of February 15, 2002 among GrafTech Finance Inc., GrafTech
                          International Ltd., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., and the
                          Subsidiary Guarantors from time to time party thereto
                          and State Street Bank and Trust Company, as Trustee.
4.1.1(17)           -     First Supplemental Indenture, dated as of April 30, 2002, among UCAR Finance Inc.,
                          GrafTech International Ltd. (formerly known as UCAR International Inc.), UCAR Global
                          Enterprises Inc., UCAR Carbon Company Inc., UCAR Composites Inc., UCAR Carbon Technology
                          LLC, UCAR Holdings III Inc. and UCAR International Trading Inc. and State Street Bank and
                          Trust Company.
4.2.0(16)           -     Registration Rights Agreement dated as of February 15, 2002 among GrafTech International
                          Ltd., each of the Subsidiaries listed therein, Credit Suisse First Boston Corporation,
                          J.P. Morgan Securities Inc., ABN AMRO Incorporated, Fleet Securities Inc. and Scotial
                          Capital (USA) Inc.




Exhibit
Number                                              Description of Exhibit
-------                                             ----------------------
4.3.0(17)           -     Registration Rights Agreement, dated as of May 6, 2002, among GrafTech International Ltd.
                          (formerly known as UCAR International Inc.), each of the Subsidiaries listed therein,
                          Credit Suisse First Boston Corporation and J.P. Morgan Securities Inc.
4.4.0(9)            -     Rights Agreement dated as of August 7, 1998 between  GrafTech International Ltd. and The
                          Bank of New York, as Rights Agent.
4.4.1(16)           -     Amendment No. 1 to such Rights Agreement dated as of November 1, 2000.
4.4.2(18)           -     Amendment No. 2 to such Rights Agreement dated as of May 21, 2002.
10.1.0(11)          -     Credit Agreement dated as of February 22, 2000 among  GrafTech International Ltd.,
                          GrafTech Global Enterprises Inc., GrafTech Finance
                          Inc., the LC Subsidiaries from time to time party
                          hereto, the Lenders from time to time party thereto,
                          and Morgan Guaranty Trust Company of New York, as
                          Administrative Agent.
10.1.1(12)          -     First Amendment to such Credit Agreement dated as of October 11, 2000.
10.1.2(13)          -     Second Amendment to such Credit Agreement dated as of April 25, 2001.
10.1.3(13)          -     Third Amendment to such Credit Agreement dated as of July 10, 2001.
10.1.4(16)          -     Forth Amendment to such Credit Agreement dated as of December 6, 2001.
10.1.5(16)          -     Fifth Amendment to such Credit Agreement dated as of January 18, 2002.
10.1.6(17)          -     Sixth Amendment to such Credit Agreement dated as of February 22, 2000.
10.2.0(16)          -     Reaffirmation Agreement dated as of February 15, 2002 among GrafTech International Ltd.,
                          GrafTech Global Enterprises Inc., GrafTech Finance,
                          Inc., each Subsidiary Loan Party named therein, each
                          LC Subsidiary named therein and JPMorgan Chase Bank as
                          Administrative Agent and Collateral Agent under the
                          Credit Agreement.
10.3.0(17)          -     Reaffirmation Agreement, dated as of May 6, 2002, among UCAR Finance Inc., GrafTech
                          International Ltd. (formerly known as UCAR International Inc.), UCAR Global Enterprises
                          Inc., UCAR Carbon Company Inc., UCAR Composites Inc., UCAR Carbon Technology LLC, UCAR
                          Holdings III Inc. and UCAR International Trading Inc. and State Street Bank and Trust
                          Company.
10.4.0(11)          -     Guarantee Agreement dated as of February 22, 2000 made by GrafTech International Ltd.,
                          GrafTech Global Enterprises Inc., GrafTech Finance Inc. and each Domestic Subsidiary party thereto in favor of Morgan Guaranty Trust Company of New York, as Collateral Agent for the
                          Secured Parties.
10.5.0(11)          -     Security Agreement dated as of February 22, 2000 made by GrafTech International Ltd.,
                          GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto, in favor of Morgan Guaranty Trust Company of New York, as
                          Collateral Agent for the Secured Parties.
10.6.0(11)          -     Indemnity, Subrogation And Contribution Agreement dated as of February 22, 2000 among
                          GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., each of the Domestic Subsidiaries party thereto and Morgan  Guaranty Trust Company of New York, as Collateral Agent for the Secured Parties.




Exhibit
Number                                              Description of Exhibit
-------                                             ----------------------
10.7.0(11)          -     Pledge Agreement dated as of February 22, 2000 by GrafTech International Ltd., GrafTech
                          Global Enterprises Inc., GrafTech Finance Inc. and the direct and indirect subsidiaries of
                          GrafTech that are signatories thereto in favor of Morgan Guaranty Trust Company of New
                          York, as Collateral Agent for the Secured Parties.
10.8.0(11)          -     Intellectual Property Security Agreement dated as of February 22, 2000 made by GrafTech
                          International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the
                          subsidiaries of GrafTech from time to time party thereto in favor of Morgan Guaranty Trust
                          Company of New York, as Collateral Agent for the Secured Parties.
10.9.0(16)          -     Pledge Agreement dated as of February 15, 2002, by UCAR SA in favor of GrafTech Finance
                          Inc.
10.10.0(9)          -     GrafTech International Ltd. Management Stock Incentive Plan (formerly GrafTech
                          International Ltd. Management Stock Option Plan) as amended and restated through September
                          29, 1998.
10.10.1(14)         -     Amendment to the GrafTech International Ltd. Management Stock Incentive Plan (formerly GrafTech
                          International Ltd. Management Stock Option Plan)(Original Version) effective as of June 29, 2000.
10.10.2(1)          -     Form of Non-Qualified Stock Option Agreement (Original Version).
10.11.0*            -     GrafTech International Ltd. Management Stock Incentive Plan (formerly GrafTech
                          International Ltd. Management Stock Option Plan) as amended and restated through January
                          16, 2003 (Senior Version).
10.11.1(9)          -     Forms of Non-Qualified Stock Option Agreement (Standard Option Version and Directors
                          Version).
10.12.0*            -     GrafTech International Ltd. Management Stock Incentive Plan (formerly GrafTech
                          International Ltd. Management Stock Option Plan) as amended and restated through January
                          16, 2003 (Mid-Management Version).
10.12.1*            -     Form of Restricted Stock Agreement for GrafTech International Ltd. Management Stock
                          Incentive Plan (formerly GrafTech International Ltd. Management Stock Option Plan)
                          (Mid-Management Version).
10.13.0*            -     GrafTech International Ltd. 1995 Equity Incentive Plan as amended and restated through
                          January 16, 2003.
10.13.1*            -     Form of Restricted Stock Agreement for GrafTech International Ltd. 1995 Equity Incentive
                          Plan.
10.14.0*            -     GrafTech International Ltd. 1996 Mid-Management Equity Incentive Plan as amended and restated through January 16, 2003.
10.14.1*            -     Form of Non-Qualified Stock Option Agreement for GrafTech International Ltd. 1996
                          Mid-Management Equity Incentive Plan.
10.14.2*            -     Form of Restricted Stock Agreement for GrafTech International Ltd. 1996 Mid-Management
                          Equity Incentive Plan.
10.15.0(11)         -     GrafTech International Ltd. Compensation Deferral Program effective January 1, 2000.
10.15.1(14)         -     UCAR Carbon Company Inc. Compensation Deferral Program Trust effective as of November 1,
                          2000.




Exhibit
Number                                              Description of Exhibit
-------                                             ----------------------
10.15.2(16)         -     First Amendment to such Deferral Program Trust effective as of November 20, 2000.
10.16.0(11)         -     GrafTech International Ltd. Management Incentive Plan amended and restated as of January
                          1, 1999.
10.17.0(9)          -     GrafTech International Ltd. Executive Employee Stock Purchase Program (Senior Management
                          Version).
10.17.1*            -     GrafTech International Ltd. Executive Employee Stock Purchase Program (Mid-Management
                          Version).
10.18.0(9)          -     GrafTech International Ltd. Executive Employee Loan Program.
10.19.0(14)         -     Forms of Severance Compensation Agreement (U.S. Version and International Version).
10.20.0(11)         -     UCAR Carbon Company Inc. Equalization Benefit Plan amended and restated as of October 1,
                          1998.
10.20.1(11)         -     First Amendment to Equalization Benefit Plan effective, as to paragraph 1, January 1, 2000 and, as to paragraph 2, October 1, 1998.
10.20.2(16)         -     Second Amendment to such Equalization Benefit Plan effective as of January 1, 2001. 10.20.3(16) - Third
                          Amendment to such Equalization Benefit Plan effective as of May 23, 2001. 10.21.0(11) - UCAR Carbon
                          Company Inc. Supplemental Retirement Income Plan amended and restated as of July 1, 1998.
10.21.1(11)         -     First Amendment to Supplemental Retirement Income Plan effective, as to paragraph 1, January 1, 2000 and, as to paragraph 2, July 1, 1998.
10.21.2(16)         -     Second Amendment to such Supplemental Retirement Income Plan effective as of January 1,
                          2001.
10.21.3(16)         -     Third Amendment to such Supplemental Retirement Income Plan effective as of May 23, 2001.
10.22.0(11)         -     UCAR Carbon Company Inc. Enhanced Retirement Income Plan amended and restated as of July
                          1, 1998.
10.22.1(11)         -     First Amendment to such Enhanced Retirement Income Plan effective, as to paragraph 1, January 1, 2000 and, as to paragraph 2, July 1, 1998.
10.22.2(16)         -     Second Amendment to such Enhanced Retirement Income Plan effective as of January 1, 2001.
10.22.3(16)         -     Third Amendment to such Enhanced Retirement Income Plan effective as of May 23, 2001.
10.23.0(14)         -     UCAR Carbon Company Inc. Benefits Protection Trust amended and restated as of November 20,
                          2000.
10.23.1(16)         -     First Amendment to such Benefits Protection Trust effective as of November 20, 2000.
10.24.0(8)          -     Employment Agreement dated as of June 22, 1998 between GrafTech International Ltd. and
                          Gilbert E. Playford.
10.24.1(14)         -     Restricted Stock Agreement dated as of January 1, 2000 between GrafTech International Ltd.
                          and Gilbert E. Playford.




Exhibit
Number                                              Description of Exhibit
-------                                             ----------------------
10.24.2(15)         -     Amendment to Employment and Restricted Stock Agreements between GrafTech International Ltd. and
                          Gilbert E. Playford dated as of August 25, 2001.
10.24.3(18)         -     Letter amending Employment and Restricted Stock Agreements between GrafTech International Ltd. and
                          Gilbert E. Playford dated as of July 22, 2002.
10.25.0(7)          -     Plea Agreement between the U.S. of America and GrafTech International Ltd. executed April
                          7, 1998.
10.25.1(10)         -     Stipulation and Agreement of Settlement dated October 13, 1999 among David Jaroslawicz and Robert P.
                          Krass, Robert J. Hart, Peter B. Mancino, William P. Wiemels, Fred C. Wolf, Eugene Cartledge, John R. Hall,
                          Glenn H. Hutchins, Robert D. Kennedy, Howard A. Lipson, Peter G. Peterson, Stephen A. Schwarzman and
                          GrafTech International Ltd.
10.25.2(10)         -     Stipulation and Agreement of Settlement dated October 13, 1999 among the Florida State Board of
                          Administration and GrafTech International Ltd., Peter G. Peterson, Stephen A. Schwarzman, Howard A.
                          Lipson, Glenn H. Hutchins, Robert P. Krass, Robert J. Hart, William P. Wiemels, Fred C. Wolf and Peter
                          B. Mancino.
10.26.0(13)         -     Outsourcing Services Agreement, dated as of March 30, 2001, effective April 2001, between CGI
                          Information Systems and Management Consultants, Inc. and GrafTech International Ltd. (Confidential
                          treatment requested as to certain portions.)
10.27.0(13)         -     Joint Development and Collaboration Agreement, effective June 5, 2001, among UCAR Carbon Company
                          Inc., Graftech Inc., and Ballard Power Systems Inc. (Confidential treatment requested as to certain portions)
10.27.1(13)         -     Master Supply Agreement, effective June 5, 2001 between UCAR Carbon Company Inc. and Ballard Power
                          Systems Inc. (Confidential treatment requested as to certain portions)
10.28.0(13)         -     Agreement, effective as of January 1, 2001, between ConocoPhillips Limited and UCAR S.A. (Confidential treatment requested as to certain portions.)
10.28.1(13)         -     Agreement, effective as of January 1, 2001, between Cononco Inc. and UCAR Carbon Company Inc. and UCAR
                          S.A. (Confidential treatment requested as to certain portions)
21.1.0*             -     List of subsidiaries of GrafTech International Ltd.
23.1.0*             -     Consent of KPMG LLP.
23.2.0*             -     Consent of Deloitte & Touche LLP.
24.1.0*             -     Powers of Attorney (included on signature pages).


---------------
*    Filed herewith.

(1) Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).
(2) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1995 (File No. 1-13888).

(3) Incorporated by reference to the Registration Statement of the registrant on Form S-1 (Registration No. 33-94698).
(4) Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).
(5) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-13888).
(6) Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended September 30, 1997 (File No. 1-13888).
(7) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13888).
(8) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1997 (File No. 1-13888).
(9) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).
(10) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-13888).
(11) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1999 (File No. 1-13888).
(12) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-13888).
(13) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).
(14) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2000 (File No. 1-13888).
(15) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-13888).
(16) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).
(17) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13888).
(18) Incorporated by reference to the Quarterly Report of registrant on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13888).

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               GRAFTECH INTERNATIONAL LTD.

March 31, 2003                 By:    /s/ Corrado F. De Gasperis
                                  ------------------------------------
                                  Corrado F. De Gasperis
                                  Title: Vice President, Chief Financial Officer
                                         and Chief Information Officer

         KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Craig S. Shular, Corrado F. De Gasperis and Karen G. Narwold, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and
(iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


              SIGNATURES                                 TITLE                                  DATE

            /s/ Craig S. Shular          Chief Executive Officer and                       March 31, 2003
       -------------------------
             Craig Shular                President and Director (Principal
                                         Executive Officer)

       /s/ Corrado F. De Gasperis        Vice President, Chief Financial and               March 31, 2003
       ---------------------------
        Corrado F. De Gasperis           Chief Information Officer (Principal
                                         Accounting Officer)



              SIGNATURES                                 TITLE                                  DATE

          /s/ Gilbert E. Playford        Director                                          March 26, 2003
       ---------------------------
          Gilbert E. Playford

          /s/ R. Eugene Cartledge        Director                                          March 25, 2003
       ---------------------------
          R. Eugene Cartledge

          /s/ Mary B. Cranston           Director                                          March 24, 2003
       ---------------------------
           Mary B. Cranston

          /s/ John R. Hall               Director                                          March 31, 2003
       --------------------------
             John R. Hall

                                         Director                                          March __, 2003
       ---------------------------
           Harold E. Layman

           /s/ Thomas Marshall           Director                                          March 31, 2003
       ---------------------------
            Thomas Marshall

          /s/ Ferrell P. McClean         Director                                          March 27, 2003
       ---------------------------
          Ferrell P. McClean

          /s/ Michael C. Nahl            Director                                          March 25, 2003
       -------------------------
            Michael C. Nahl


                                 CERTIFICATIONS

         I, Craig S. Shular, certify that:

         1. I have reviewed this Annual Report on Form 10-K;

         2. based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. based on my knowledge, the financial statements and other financial information included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

         4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. the registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. the registrant's other certifying officers and I have indicated in this Annual Report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 31, 2003                   By:  /s/ Craig S. Shular
                                           -------------------------------------
                                           Craig S. Shular
                                           President and Chief Executive Officer

         I, Corrado F. De Gasperis, certify that:

         1. I have reviewed this Annual Report on Form 10-K;

         2. based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. based on my knowledge, the financial statements and other financial information included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

         4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. the registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. the registrant's other certifying officers and I have indicated in this Annual Report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003             By:  /s/ Corrado F. De Gasperis
                                     -------------------------------------------
                                     Corrado F. De Gasperis
                                     Vice President, Chief Financial Officer and
                                     Chief Information Officer (Principal
                                     Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                    Description of Exhibit
-------                   ----------------------

3.2                 -     Amended and Restated By-laws of GrafTech International Ltd. Dated December 13, 2002
10.11.0             -     GrafTech International Ltd. Management Stock Incentive Plan (formerly GrafTech
                          International Ltd. Management Stock Option Plan) as amended and restated through January
                          16, 2003 (Senior Version).
10.12.0             -     GrafTech International Ltd. Management Stock Incentive Plan (formerly GrafTech
                          International Ltd. Management Stock Option Plan) as amended and restated through January
                          16, 2003 (Mid-Management Version)
10.12.1             -     Form of Restricted Stock Agreement for GrafTech International Ltd. Management Stock
                          Incentive Plan (formerly GrafTech International Ltd. Management Stock Option Plan)
                          (Mid-Management Version).
10.13.0             -     GrafTech International Ltd. 1995 Equity Incentive Plan as amended and restated through
                          January 16, 2003
10.13.1             -     Form of Restricted Stock Agreement for GrafTech International Ltd. 1995 Equity Incentive
                          Plan.
10.14.0             -     GrafTech International Ltd. 1996 Mid-Management Equity Incentive Plan as amended and restated
                          through January 16, 2003
10.14.1             -     Form of Non-Qualified Stock Option Agreement for GrafTech International Ltd. 1996
                          Mid-Management Equity Incentive Plan.
10.14.2             -     Form of Restricted Stock Agreement for GrafTech International Ltd. 1996 Mid-Management
                          Equity Incentive Plan.
10.17.1             -     GrafTech International Ltd. Executive Employee Stock Purchase Program (Mid-Management
                          Version)
21.1                -     List of subsidiaries of GrafTech International Ltd.
23.1                -     Consent of KPMG LLP
23.2                -     Consent of Deloitte & Touche LLP
24.1                -     Powers of Attorney (included on signature pages)
