Form 10-Q
period 2003-03-31
GRAFTECH INTERNATIONAL LTD
filed 2003-05-15
CIK 931148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                    FORM 10-Q
                                 _______________

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       .................... TO ....................

                                 _______________

                         COMMISSION FILE NUMBER: 1-13888

                                 _______________

                           GRAFTECH INTERNATIONAL LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                             06-1385548

(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

                                 _______________

       1521 CONCORD PIKE
  BRANDYWINE WEST, SUITE 301                                       19803
        WILMINGTON, DE                                          (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (302) 778-8227

                                 _______________

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

As of March 31, 2003, 56,779,778 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION:

ITEM 1.    FINANCIAL STATEMENTS:

       Consolidated Balance Sheets at December 31, 2002 and March 31, 2003 (unaudited)..............    Page 3

       Consolidated Statements of Operations for the Three Months ended
            March 31, 2002 and 2003 (unaudited).....................................................    Page 4

       Consolidated Statements of Cash Flows for the Three Months ended March 31, 2002 and 2003
            (unaudited).............................................................................    Page 5

       Consolidated Statement of Stockholders' Deficit for the Year ended December 31, 2002 and the
            Three Months ended March 31, 2003 (unaudited)...........................................    Page 6

       Notes to Consolidated Financial Statements...................................................    Page 7

INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1.................................................    Page 38

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..................................................................    Page 43

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................    Page 77

ITEM 4.  CONTROLS AND PROCEDURES....................................................................    Page 79

PART II. OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS..........................................................................    Page 80

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................    Page 80

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................    Page 81

SIGNATURE...........................................................................................    Page 82

SECTION 302 CERTIFICATIONS..........................................................................    Page 83

EXHIBIT INDEX.......................................................................................    Page 87


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)
                                   (Unaudited)

                                                                                                  December 31,         March 31,
                                           ASSETS                                                     2002               2003
                                                                                                      ----               ----

CURRENT ASSETS:
    Cash and cash equivalents.............................................................         $            11    $           9
    Notes and accounts receivable, net....................................................                     108               99
    Inventories:
      Raw materials and supplies..........................................................                      40               42
      Work in process.....................................................................                     103              115
      Finished goods......................................................................                      30               30
                                                                                                     -------------      -----------
                                                                                                               173              187
    Prepaid expenses and deferred income taxes............................................                      21               23
                                                                                                     -------------      -----------
      Total current assets................................................................                     313              318
                                                                                                     -------------      -----------
Property, plant and equipment.............................................................                   1,008            1,038
Less:  accumulated depreciation...........................................................                     700              719
                                                                                                     -------------      -----------
      Net fixed assets....................................................................                     308              319
                                                                                                     -------------      -----------
Deferred income taxes.....................................................................                     171              182
Goodwill..................................................................................                      17               19
Other assets..............................................................................                      50               42
                                                                                                     -------------      -----------
      Total assets........................................................................         $           859    $         880
                                                                                                     =============      ===========
                           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable......................................................................         $           106    $          83
    Short-term debt.......................................................................                      18               12
    Accrued income and other taxes........................................................                      24               31
    Other accrued liabilities.............................................................                      57               73
                                                                                                     -------------      -----------
       Total current liabilities..........................................................                     205              199
Long-term debt:
    Carrying value........................................................................                     699              734
    Fair value of hedged debt obligations.................................................                       8                2
    Unamortized bond premium..............................................................                       6                6
                                                                                                     -------------      -----------
                 Total long-term debt.....................................................                     713              742
                                                                                                     -------------      -----------
Other long-term obligations...............................................................                     258              262
Deferred income taxes.....................................................................                      34               37
Minority stockholders' equity in consolidated entities....................................                      30               27
Commitments and contingencies.............................................................                       -                -
STOCKHOLDERS' DEFICIT:
    Preferred stock, par value $.01, 10,000,000 shares authorized, none issued............                       -                -
    Common stock, par value $.01, 100,000,000 shares authorized, 59,120,160 shares
         issued at December 31, 2002, 59,748,717 shares issued at March 31, 2003..........                       1                1
    Additional paid-in capital............................................................                     636              639
    Accumulated other comprehensive loss..................................................                    (304)            (304)
    Accumulated deficit...................................................................                    (620)            (629)
    Less:  cost of common stock held in treasury, 2,542,539 shares at December
      31, 2002 and March 31, 2003.........................................................                     (88)             (88)
    Less:  common stock held in employee benefits trust, 426,400 shares at December
         31, 2002 and March 31, 2003......................................................                      (6)             (6)
                                                                                                     -------------      -----------
     Total stockholders' deficit...........................................................                   (381)            (387)
                                                                                                     -------------      -----------
        Total liabilities and stockholders' deficit.........................................         $         859    $         880
                                                                                                     =============      ===========

          See accompanying Notes to Consolidated Financial Statements

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                             March 31,         March 31,
                                                                              2002               2003
                                                                              ----               ----
Net sales............................................................       $        138      $       174
Cost of sales .......................................................                107              134
                                                                              ----------        ---------
     Gross profit....................................................                 31               40
Research and development.............................................                  3                3
Selling, administrative and other expenses...........................                 18               21
Other (income) expense, net..........................................                  -               (4)
Global realignment and related expenses..............................                  1                -
Restructuring charges................................................                  5               19
Interest expense.....................................................                 13               14
                                                                              ----------        ---------
                                                                                      40               53
                                                                              ----------        ---------
      Loss before provision from income taxes and minority interest...                (9)             (13)
Benefit from income taxes                                                             (6)              (4)
                                                                              ----------        ---------
     Loss before minority interest...................................                 (3)              (9)
Less: Minority stockholders' share of income.........................                  1                -
                                                                              ----------        ---------
      Net loss........................................................       $        (4)    $         (9)
                                                                              ==========        =========


BASIC LOSS PER COMMON SHARE:
     Net loss per share..............................................       $      (0.06)    $      (0.16)
                                                                              ==========        =========
     Weighted average common shares outstanding
       (in thousands)................................................             55,823           56,621
                                                                              ==========        =========


DILUTED LOSS PER COMMON SHARE:
     Net loss per share..............................................       $      (0.06)    $      (0.16)
                                                                              ==========        =========
      Weighted average common shares outstanding
       (in thousands)................................................             55,823           56,621
                                                                              ==========        =========

          See accompanying Notes to Consolidated Financial Statements

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                     March 31,             March 31,
                                                                                        2002                 2003
                                                                                        ----                 ----
CASH FLOW FROM OPERATING ACTIVITIES:

    Net loss...............................................................        $           (4)      $           (9)
    Non-cash charges (credits) to net loss:
        Depreciation and amortization......................................                     7                    7
        Deferred income taxes..............................................                    (8)                  (5)
        Restructuring charges..............................................                     5                   19
        Other non-cash charges (credits)...................................                     1                  (14)
    Working capital*.......................................................                   (45)                 (19)
    Long-term assets and liabilities.......................................                    (3)                  (3)
                                                                                     ------------          -----------
                NET CASH USED IN OPERATING ACTIVITIES.......................                  (47)                 (24)
                                                                                     ------------          -----------
CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures...................................................                    (9)                  (9)
                                                                                     ------------          -----------
                 NET CASH USED IN INVESTING ACTIVITIES.......................                  (9)                  (9)
                                                                                     ------------          -----------
CASH FLOW FROM FINANCING ACTIVITIES:
    Short-term debt borrowings (reductions), net...........................                     1                   (6)
    Revolving credit facility borrowings (reductions), net.................                   (25)                  35
    Long-term debt borrowings..............................................                   400                    -
    Long-term debt reductions..............................................                  (312)                   -
    Purchase of interest rate caps.........................................                     -                   (4)
    Proceeds from reset of interest rate swap..............................                     -                   10
    Sale of common stock ..................................................                     1                    -
    Financing costs........................................................                   (14)                   -
    Dividends paid to minority stockholders................................                     -                   (4)
                                                                                     ------------          -----------
                NET CASH PROVIDED BY FINANCING ACTIVITIES...................                   51                   31
                                                                                     ------------          -----------
Net decrease in cash and cash equivalents..................................                   (5)                  (2)
                                                                                    ------------          -----------
Effect of exchange rate changes on cash and cash equivalents...............                    -                    -
Cash and cash equivalents at beginning of period...........................                   38                   11
                                                                                    ------------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................        $          33       $            9
                                                                                    ============          ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Net cash paid during the periods for:
        Interest expense...................................................        $          12       $           25
        Income taxes.......................................................        $           3       $            1

*Net change in working capital due to the following components:
(Increase) decrease in current assets:
    Notes and accounts receivable..........................................        $          (3)      $           13
    Inventories............................................................                    4                   (9)
    Prepaid expenses and other current assets..............................                   (3)                   1
    Decrease in accounts payable and accruals..............................                  (40)                 (19)
    Antitrust investigations and related lawsuits and claims, net..........                    -                   (4)
    Restructuring payments.................................................                   (3)                  (1)
                                                                                    ------------          -----------
               WORKING CAPITAL.............................................        $         (45)      $          (19)
                                                                                    ============          ===========

          See accompanying Notes to Consolidated Financial Statements

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    (Dollars in millions, except share data)
           December 31, 2002 (Audited) and March 31, 2003 (Unaudited)

                                                                                   Accumulated
                                                           Shares of   Additional     Other
                                               Common       Common      Paid-in    Comprehensive   Accumulated
                                                Stock        Stock      Capital        Loss          Deficit
                                                -----        -----      -------        ----          -------

BALANCE AT DECEMBER 31, 2001............... $         1   58,532,209          629   $      (269)  $       (602)

  Comprehensive loss:
     Net loss..............................           -            -            -             -            (18)
     Other comprehensive loss:
      Minimum pension liability............           -            -            -           (15)             -
      Foreign currency translation
         adjustments.......................           -            -            -           (20)             -
                                             ----------   ----------   ----------    -----------     ---------
  Total comprehensive loss.................           -            -            -           (35)           (18)
  Issuance of restricted stock.............           -      412,200            6             -              -
  Amortization of restricted stock.........           -            -            -             -              -
  Accelerated vesting of restricted stock..           -            -            -             -              -
  Sale of common stock under stock options.           -      175,751            1             -              -
  Repurchase of treasury stock.............           -            -            -             -              -
                                             ----------   ----------   ----------    -----------    ----------
BALANCE AT DECEMBER 31, 2002...............           1   59,120,160          636           (304)         (620)

  Comprehensive loss:
     Net loss..............................           -            -            -              -            (9)
    Other comprehensive loss:
     Foreign currency translation
        adjustments........................           -            -            -              -             -
                                             ----------   ----------   ----------    -----------    ----------
Total comprehensive loss...................           -            -            -              -            (9)
Issuance of common stock to savings and
    pension plans..........................           -      628,557            3              -             -
                                             ----------   ----------   ----------    -----------    ----------

BALANCE AT MARCH 31, 2003.................. $         1   59,748,717          639    $      (304)         (629)
                                             ==========   ==========   ==========    ===========    ==========



                                                                        Common Stock
                                              Unearned                     Held in           Total
                                             Restricted    Treasury       Employee       Stockholders'
                                                Stock        Stock     Benefits Trust      (Deficit)
                                                -----        -----     --------------      ---------

BALANCE AT DECEMBER 31, 2001...............  $        -   $     (85)   $      (6)     $        (332)

  Comprehensive loss:
     Net loss..............................           -           -             -               (18)
     Other comprehensive loss:
      Minimum pension liability............           -           -             -               (15)
      Foreign currency translation
         adjustments.......................           -           -             -               (20)
                                             ----------   ---------     ---------     -------------
  Total comprehensive loss.................           -           -             -               (53)
  Issuance of restricted stock.............          (6)          -             -                 -
  Amortization of restricted stock.........           1           -             -                 1
  Accelerated vesting of restricted stock..           5           -             -                 5
  Sale of common stock under stock options.           -           -             -                 1
  Repurchase of treasury stock.............           -          (3)            -                (3)
                                              ---------    ---------    ---------     -------------

BALANCE AT DECEMBER 31, 2002.............             -          (88)          (6)             (381)

  Comprehensive loss:

     Net loss............................             -            -            -                (9)
    Other comprehensive loss:
     Foreign currency translation
        adjustments......................             -            -             -                -
                                              ---------    ---------     ---------     -------------
Total comprehensive loss.................             -            -             -               (9)
Issuance of common stock to savings and
    pension plans........................             -            -             -                3
                                              ---------    ---------     ---------     -------------
BALANCE AT MARCH 31, 2003................     $       -          (88)           (6)            (387)
                                              ==========   =========     =========     =============

           See accompanying Notes to Consolidated Financial Statements

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      INTERIM FINANCIAL PRESENTATION

         These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the related Notes, contained in our Annual Report on Form 10-K at and for the year ended December 31, 2002 (the "ANNUAL REPORT"). Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the entire year ending December 31, 2003.

         Certain amounts in the Consolidated Financial Statements for the quarter ended March 31, 2002 have been reclassified as described in this Note 1 below.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require our management's most difficult and subjective judgments include: employee benefit plans, financial instruments, contingencies, impairments of long-lived assets, inventories and accounting for income taxes. Actual amounts may differ materially from our management's estimates.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         "AET" refers to Advanced Energy Technology Inc. only. AET is our 97.5% owned (wholly owned, prior to June 2001) subsidiary engaged in the development, manufacture and sale of natural graphite-based products. Prior to January 1, 2003, AET was named Graftech Inc.

         "CARBONE SAVOIE" refers to Carbone Savoie S.A.S. and its subsidiaries. Carbone Savoie is our 70% owned subsidiary engaged in the development, manufacture and sale of cathodes.

         "SUBSIDIARIES" refers to those companies that, at the relevant time, are or were majority owned or wholly owned directly or indirectly by GTI or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of GTI's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 2000 through March 31, 2003, except for:

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

         In 2002, we substantially completed the realignment of our foreign subsidiaries. Most of the operations and net sales of our synthetic graphite line of business are located outside the U.S. and are held by our Swiss subsidiary or its subsidiaries. Most of our technology is held by our U.S. subsidiaries. We may in the future realign the corporate organizational structure of our U.S. subsidiaries.

         New Accounting Standards

         In April 2003, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified, and for hedging

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


relationships designated, after June 30, 2003. Other provisions of SFAS No. 149 that related to SFAS No. 133 implementation issues should continue to be applied in accordance with their respective dates. Management has not yet determined the impact that SFAS No. 149 will have on our results of operations or financial position.

         In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a significant impact on our consolidated results of operations or financial position because the impact was limited to additional disclosure. The additional disclosure is set forth below.

         No compensation expense has been recognized for our time vesting options granted with exercise prices at not less than market price on the date of grant. At March 31, 2003, all awards subject to performance conditions were fully vested. If compensation expense for our stock-based compensation plans was determined by the fair value method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," our net income (loss) and net income (loss) per share would have been reduced or increased to the pro forma amounts indicated in the following table.

                                                                              Three Months Ended
                                                                                   March 31,
                                                                                   ---------
                                                                            2002             2003
                                                                            ----             ----
                                                                            (Dollars in millions,
                                                                            except per share data)

Net income (loss) as reported.................................             $    (4)         $    (9)
Deduct: Total stock-based employee compensation
         expense determined under fair value based
         method for all awards, net of related tax
         effects..............................................                   1                1
Pro forma net income (loss)...................................             $    (5)         $   (10)

Earnings per share:

     Basic - as reported......................................             $ (0.06)         $ (0.16)
     Basic - pro forma........................................             $ (0.10)         $ (0.18)
     Diluted - as reported....................................             $ (0.06)         $ (0.16)
     Diluted - pro forma......................................             $ (0.10)         $ (0.18)

         In November 2002, FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


basis to guarantees issued or modified after December 31, 2002, and require that we record a liability, if any, for the fair value of such guarantees in the Consolidated Balance Sheet. The adoption of FIN No. 45 did not have a significant impact on our consolidated financial position or results of operations because the impact was limited to additional disclosure. The additional disclosure is set forth below.

          Certain of our subsidiaries have guaranteed the Senior
          Facilities and the Senior Notes as described in Notes 5 and 8.

          Under the by-laws and other organizational documents of GTI and our subsidiaries as well as certain laws, we are obligated to indemnify our directors and officers for certain liabilities or expenses arising out of service to us, and we maintain insurance with respect to certain of those obligations. Under certain circumstances, we may be entitled to recover from them expenses advanced on their behalf. No amounts have been recorded in respect of such obligations.

          We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated, and accrue for estimated incurred but unidentified claims based on historical activity. The accruals were not significant for either the 2002 first quarter or the 2003 first quarter.

         In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 is recognized at the date an entity commits to an exit plan. We adopted SFAS No. 146 effective January 1, 2003 and recorded $19 million ($12 million, net of tax) of restructuring charges in the 2003 first quarter, $8 million of which related to organization changes and $11 million for the closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce.

         In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 must be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment thereto, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements."

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Previously, accounting principles generally accepted in the United States of America required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effect. Based on SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria of Accounting Principle Boards Opinion 30 ("APB 30"), "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of APB 30 distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. As such, those that do not meet the criteria of APB 30 are included in the statement of operations before income (loss) before provisions (benefits) for income taxes, minority interest and extraordinary items. All prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item must be reclassified. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We adopted SFAS No. 145 relating to SFAS No. 4 effective January 1, 2003. The effect of the adoption was to require reclassification of certain write-offs of capitalized bank charges for the three months ended March 31, 2002 in the amount of $3 million from extraordinary items to other (income) expense, net. Correspondingly, the provision for income taxes for the three months ended March 31, 2002 was increased by $1 million. The adoption of the provisions of SFAS No. 145 relating to SFAS No. 13 and the other provisions of SFAS No. 145, excluding the provisions relating to SFAS No. 4, did not have a significant impact on our consolidated financial position or results of operations.

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

         In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a significant impact on our consolidated financial position or results of operations.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In June 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 became effective January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our consolidated financial position or results of operations, except that we no longer amortize goodwill. Goodwill amortization was $2 million in 2001. We have performed the goodwill impairment reviews required by SFAS No. 142 and the results of these reviews did not require our existing goodwill to be written down.

(2)      EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated using the following share data:

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                       2002            2003
                                                       ----            ----
Weighted average common shares
     outstanding for basic calculation.........    55,823,444       56,621,283
Add:  Effect of stock options..................             -                -
                                                  -----------       ----------
Weighted average common shares
     outstanding for diluted calculation.......    55,823,444       56,621,283
                                                  ===========      ===========

         Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued. As a result of the net loss reported for the three months ended March 31, 2002 and 2003, 1,109,941 and 93,527, respectively, of potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share.

         In addition, the calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 4,329,097 and 9,216,580 shares in the three months ended March 31, 2002 and 2003, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The following table summarizes information about stock options outstanding at March 31, 2003.

                                              Options Outstanding                       Options Exercisable
                                              -------------------                       -------------------
                                                    Weighted-
                                                     Average      Weighted-                           Weighted-
                                                    Remaining      Average                             Average
             Range of                   Number     Contractual    Exercise       Number                Exercise
         Exercise Prices              Outstanding     Life         Prices      Exercisable              Prices
         ---------------              -----------     ----         ------      -----------              ------
                                                                  (Shares in thousands)

      Time vesting options:
         $ 2.83 to $10.77               4,737            7 years          $   8.40         3,223      $   8.13
         $11.60 to $19.06               2,534            6 years          $  16.47         2,207      $  16.61
         $22.82 to $29.22                 141            5 years          $  25.71           135      $  25.85
         $30.59 to $40.44               1,458            3 years          $  34.35         1,236      $  34.15
                                        -----                                              -----
                                        8,870                                              6,801
                                        =====                                              =====
   Performance vesting options:

              $7.60                  361              4 years      $  7.60     361                      $   7.60


        The calculation of both basic and diluted earnings (loss) per share gives effect to, among other things, the grant of 412,200 shares of restricted stock to employees in March 2002. 50% of the shares granted to each employee were to vest on January 1, 2003 and 50% on January 1, 2004 if the employee was still employed on the vesting date. GTI's Board of Directors accelerated the vesting of all of these shares in June 2002. As a result, we recorded $5 million of compensation expense in the 2002 second quarter.

         In September 1998, GTI's Board of Directors adopted an executive employee loan program and an executive employee stock purchase program. In the 2002 first quarter, the programs were closed. In the 2002 second quarter, all of the outstanding loans, an aggregate of $3 million, were repaid and discharged. GTI received an aggregate of 220,127 shares of common stock, valued at the closing sale price on the date of repayment, and cash as repayment of the loans. Those shares were added to common stock held in treasury.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         In accordance with SFAS No. 131 "Segment Reporting", we have segregated our businesses into three operating segments as noted above. "Other" in the table below includes Advanced Energy Technology, Advanced Carbon Materials as well as UCAR Composites Inc., which designs and manufactures composite tooling. The following segment data for prior periods has been restated to give effect to the further refinement of our organizational structure described above.

         We evaluate the performance of our reportable segments based on gross profit. Intersegment sales and transfers of goods and services are not material. The following tables summarize financial information concerning our reportable segments.

                                                                    Three Months Ended
                                                                    ------------------
                                         March 31,        June 30,      September 30,     December 31,    March 31,
                                           2002            2002             2002             2002           2003
                                           ----            ----             ----             ----           ----
                                                                   (Dollars in millions)
                                                                        (Unaudited)

Net sales:
  Synthetic Graphite.................   $    118       $    142        $    136          $    142         $   149
  Other..............................         20             19              18                18              25
                                        --------       --------        --------          --------         -------
     Total...........................   $    138       $    161        $    154          $    160         $   174
                                        ========       ========        ========          ========         =======
Cost of Sales:
  Synthetic Graphite................    $     90       $    110        $    105          $    108         $   115
  Other.............................          17             15              15                13              19
                                        --------       --------        --------          --------         -------
     Total..........................    $    107       $    125        $    120          $    121         $   134
                                        ========       ========        ========          ========         =======
Gross profit:
  Synthetic Graphite................    $     28       $     32        $     31          $     34         $    34
  Other.............................           3              4               3                 5               6
                                        --------       --------        --------          --------         -------
     Total..........................    $     31       $     36        $     34          $     39         $    40
                                        ========       ========        ========          ========         =======
Depreciation and amortization:
  Synthetic Graphite.................   $      6       $     6         $     6           $     7          $     6
  Other..............................          1             1               1                 1                1
                                        --------       --------        --------          --------         -------
     Consolidated ...................   $      7       $     7         $     7           $     8          $     7
                                        ========       ========        ========          ========         =======

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)      RESTRUCTURING AND IMPAIRMENT CHARGES

         In the 2003 first quarter, we recorded $19 million ($12 million net of tax) of restructuring charges, consisting of $8 million for organizational changes and $11 million for the closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce. The $8 million ($5 million, net of tax) charge for organizational changes related to U.S. voluntary and selective severance programs and related benefits associated with a workforce reduction of 103 employees. The closure of our non-qualified U.S. defined benefit plan resulted in recognition of net non-cash actuarial losses of $11 million ($7 million, net of tax).

         In the 2002 fourth quarter, we recorded $3 million ($2 million after tax) of impairment charges relating to our investment in our joint venture with Jilin Carbon Co. Ltd. (together with its affiliates, "JILIN"). The impairment resulted from uncertainty about the completion and start-up of the planned graphite electrode facility in Changchun, China due to the effects that the challenging 2002 graphite electrode industry conditions have had on Jilin. We also recorded a $1 million (nil after tax) change in estimate for the restructuring charge for our graphite electrode operations in Caserta, Italy.

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

         In the 2002 first quarter, we recorded a $5 million restructuring charge related primarily to the mothballing of our graphite electrode operations in Caserta, Italy. This charge included estimated pension, severance and other related employee benefit costs for 102 employees and other costs related to the mothballing.

         In the 2001 fourth quarter, we recorded a $7 million restructuring charge and a $27 million impairment loss on long-lived and other assets. The restructuring charge related primarily to exit costs related to the mothballing of our graphite electrode operations in Caserta, Italy. $24 million of the impairment loss related to assets located at our facility in Caserta, and the remaining $3 million related to the impairment of available-for-sale securities.

         The following table summarizes activity relating to the accrued expense in connection with the restructuring charges.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                Plant Shutdown
                                                Severance and    and Related
                                                Related Costs       Costs            Total
                                                -------------       -----            -----
                                                            (Dollars in millions)


BALANCE AT DECEMBER 31, 2001.............          $     4          $     8         $    12

Restructuring charges in 2002............                6                -               6
Payments in 2002.........................               (5)               1              (4)
                                                   -------          -------         -------
BALANCE AT DECEMBER 31, 2002.............                5                9              14

Restructuring charges in 2003............               19                -              19
Payments in 2003.........................               (1)               -              (1)
                                                   -------          -------         -------
BALANCE AT MARCH 31, 2003................          $    23          $     9         $    32
                                                   =======          =======         =======


         The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

(5)      LONG-TERM DEBT AND LIQUIDITY

         The following table presents our long-term debt:

                                                    December 31,      March 31,
                                                        2002            2003
                                                        ----            ----
                                                       (Dollars in millions)

Senior Facilities:
     Tranche A euro facility....................   $         -       $       -
     Tranche A U.S. dollar facility.............             -               -
     Tranche B U.S. dollar facility.............           137              137
     Revolving credit facility..................            10               46
                                                    ----------        ---------
       Total Senior Facilities..................           147              183
Other European debt.............................             2                1
Senior Notes:
     Senior Notes due 2012......................           550              550
     Fair value of hedged debt obligations......             8                2
     Unamortized bond premium...................             6                6
                                                    ----------        ---------
       Total Senior Notes.......................           564              558
                                                    ----------        ---------
           Total................................   $       713       $      742
                                                    ==========        =========

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

         GTI, GrafTech Global and UCAR Carbon and other U.S. subsidiaries holding a substantial majority of our U.S. assets have guaranteed the Senior Notes on a senior unsecured basis, except that the guarantee by UCAR Carbon is secured as described below. Additional information with respect to the guarantees is set forth in Note 8.

         Unsecured intercompany term notes in an aggregate principal amount equal to $465 million (based on currency exchange rates in effect at March 31, 2003) and guarantees of those unsecured intercompany term notes issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes equals $387 million, or about 70% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount of $78 million (based on currency exchange rates in effect at March 31, 2003), and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities and the holders of the Senior Notes) of GrafTech Finance, as their interests may appear. The Senior Notes contain provisions restricting, subject to certain exceptions, the pledge of those unsecured intercompany term notes to secure any debt or obligation unless they are equally and ratably pledged to secure the Senior Notes for so long as such other pledge continues in effect.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Senior Facilities

         The Senior Facilities consist of:

          o A Tranche A Facility which provided for initial term loans of $137 million and (euro)161 million (equivalent to $158 million based on currency exchange rates in effect at February 22, 2000) to GrafTech Finance. At March 31, 2003, the Tranche A Facility had been fully repaid and terminated.

          o A Tranche B Facility providing for initial term loans of $350 million to GrafTech Finance. At March 31, 2003, the principal amount of term loans outstanding under the Tranche B Facility was $137 million, all of the scheduled principal payments of which are due in 2007.

          o A Revolving Facility providing for dollar and euro-denominated revolving and swing line loans to, and the issuance of dollar-denominated letters of credit for the account of, GrafTech Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed, initially,(euro)250 million and, at March 31, 2003,(euro)200 million ((euro)25 million of which can only be used to pay or secure payment of the fine assessed by the EU Competition Commission). The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $75 million (which $75 million is reduced by the amount of certain debt (excluding the Senior Notes) incurred by us that is not incurred under the Senior Facilities ($16 million of which debt was outstanding at March 31, 2003)).

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         GTI guarantees the obligations of GrafTech Finance under the Senior Facilities. This guarantee is secured, with certain exceptions, by first priority security interests in all of the outstanding capital stock of GrafTech Global and GrafTech Finance, all of the intercompany debt owed to GTI and GTI's interest in the lawsuit initiated by us against our former parents.

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

         Each of the guarantees is full, unconditional and joint and severable, except as otherwise required to comply with applicable non-U.S. laws. Payment under the guarantees could be required immediately upon the occurrence of an event of default under the Senior Facilities. If a guarantor makes a payment under its guarantee, it would have the right under certain circumstances to seek contribution from the other guarantors.

         At March 31, 2003, the interest rate applicable to the Revolving Facility is, at our option, either euro LIBOR plus a margin ranging from 1.375% to 3.375% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.375% to 2.375% (depending on our leverage ratio). At March 31, 2003, the interest rate applicable to the Tranche B Facility is, at our option, either euro LIBOR plus a margin ranging from 2.875% to 3.625% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.875% to 2.625% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by JP Morgan Chase Bank or the federal funds effective rate, plus 0.50%. GrafTech Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. At March 31, 2003, the interest rates on outstanding debt under the Senior Facilities were: Tranche B Facility, 5.1%;

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



dollar-denominated borrowings under the Revolving Facility, 4.8%. The weighted average interest rate on the Senior Facilities was 5.1% during the 2003 first quarter and 5.6% during the 2002 first quarter.

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

         Certain Amendments to Senior Facilities

         In February 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $400 million aggregate principal amount of Senior Notes. The amendment also changed the manner in which net debt and EBITDA are calculated for financial covenant purposes with respect to certain expenses incurred in connection with the lawsuit initiated by us against our former parents and any letter of credit issued to secure payment of the antitrust fine assessed against us by the EU Competition Authority. In connection therewith, we paid an amendment fee of $1 million and the margin that is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 37.5 basis points.

         In May 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $150 million aggregate principal amount of Senior Notes. In connection with this amendment, our maximum permitted leverage ratio was changed to measure the ratio of net senior secured debt to EBITDA as against new specified amounts. Our interest coverage ratio

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


was also changed. We believe that these changed ratios provide us with greater flexibility. In addition, the amendment reduced the maximum amount available under the Revolving Facility to (euro)200 million from (euro)250 million ((euro)25 million of which can only be used to pay or secure payment of the fine assessed by the EU Competition Authority) and reduced the basket for certain debt incurred by us that is not incurred under the Senior Facilities (excluding the Senior Notes) to $75 million from $130 million ($16 million of which debt was outstanding at March 31, 2003). In connection with the amendment and a consent to amend the Senior Notes to permit such issuance, we paid fees and costs of $1 million.

         Leverage

         We are highly leveraged and, as discussed in Note 7, have substantial obligations in connection with antitrust investigations, lawsuits and claims (in respect of which we have an unfunded reserve totaling $94 million). We had total debt of $754 million (including $6 million for unamortized bond premium and $2 million for fair value of hedged debt obligations) and a stockholders' deficit of $387 million at March 31, 2003. A substantial portion of our debt has variable interest rates or has been effectively converted from a fixed rate obligation to a variable rate obligation pursuant to interest rate management initiatives. We typically discount or factor a portion of our accounts receivable. In the 2003 first quarter, certain of our subsidiaries sold receivables totaling $48 million. If we had not sold such receivables, our accounts receivable and our debt would have been about $47 million higher at March 31, 2003. In addition, if we are required to pay or issue a letter of credit to secure payment of the fine assessed by the antitrust enforcement authority of the European Union (the "EU COMPETITION AUTHORITY") pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under, or the letter of credit would constitute a borrowing under, the Revolving Facility. Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent operating results.

         We use, and are dependent on, funds available under the Revolving Facility, subject to continued compliance with the financial covenants under the Senior Facilities, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. While our revolving credit facility provides for maximum borrowings of up to (euro)200 million ($218 million, based on currency exchange rates in effect at March 31, 2003), our future ability to borrow under this facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Our ability to service our debt as it comes due, including maintaining compliance with the covenants under the Senior Facilities, and to meet these and other obligations as they come due is dependent on our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, developments in antitrust investigations, lawsuits and claims involving us and inflation in raw material, energy and other costs.

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

         As described above, we are dependent on our revolving credit facility and continuing compliance with the financial covenants under the Senior Facilities for liquidity. The Senior Facilities require us to, among other things, comply with financial covenants relating to specified minimum interest coverage and maximum net senior secured debt leverage ratios that become more restrictive over time. At March 31, 2003, we were in compliance with the financial covenants under the Senior Facilities. Based on our current business plan, we believe we will remain in compliance with our senior secured bank credit facility covenants for 2003. If we were to believe that we would not continue to comply with such covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)      FINANCIAL INSTRUMENTS

         We use derivative financial instruments for managing well-defined currency exchange rate risks and interest rate risks. We do not use derivative financial instruments for trading purposes.

         Foreign Currency Contracts

         The amount of foreign exchange contracts used by us to minimize foreign currency exposure was $56 million at December 31, 2002 and $30 million at March 31, 2003.

         Sale of Receivables

         Certain of our U.S. and foreign subsidiaries sold receivables of $187 million in 2002 and $48 million in the 2003 first quarter. Receivables sold and remaining on the Consolidated Balance Sheets were $1 million at December 31, 2002 and nil at March 31, 2003.

         Interest Rate Risk Management

         We implement interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities. Our interest rate swaps are designated as hedging the exposure to changes in the fair value of our related debt obligation (referred to as a fair value hedge). The gain or loss on the fair value hedge is recognized, together with the offsetting gain or loss on the debt obligation (sometimes referred to as the short-cut method) in earnings in the period of change in value.

         In the 2002 second quarter, we entered into two ten-year interest rate swaps for a total notional amount of $250 million to effectively convert that amount of fixed rate debt (represented by Senior Notes) to variable rate debt. These swaps reduced our interest expense in 2002 by $6 million. In the 2002 third quarter, we sold the total notional amount of $250 million of swaps to allow for the accelerated collection of $10 million in cash. We subsequently entered into two interest rate swaps for the total notional amount of $250 million to effectively convert that amount of fixed rate debt to variable rate debt. In the 2003 first quarter, we entered into an additional $200 million notional amount interest rate swap, for a new total notional amount of $450 million, through the remaining term of the Senior Notes effectively converting that amount of fixed rate debt to variable rate debt. In the 2003 first quarter, we also entered into five-year interest rate caps for a notional amount of $300 million, which extend through August 2007. Subsequently in the 2003 first quarter, we sold the entire $450 million notional amount of swaps for $10 million in cash. The adjustment of the carrying amount of the Senior Notes will be amortized over the term of the Senior Notes and recorded as a credit against interest expense. Following the sale of the swaps, in March 2003, we entered into $350 million notional amount of interest rate swaps through the remaining term of the Senior Notes. The weighted average pay rate on the swaps is 5.11% plus the six month LIBOR in arrears and the weighted average

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


receive rate is 10.25%. The adjustment for the fair value of the hedged debt obligation was $8 million at December 31, 2002 and $2 million at March 31, 2003 and has been recorded as part of other assets in the Consolidated Balance Sheet. The adjustment for the fair value of the interest rate caps was $1 million for the period ended March 31, 2003, and has been recorded in other (income) and expense, net in the Consolidated Statements of Operations.

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

         Debt-Fair value of debt was approximately $707 million at December 31, 2002 and $736 million at March 31, 2003.

         Foreign currency contracts-Foreign currency contracts are carried at market value. The market value of the contracts was a loss of approximately $3 million at December 31, 2002 and March 31, 2003.

         Interest rate swaps-See Interest Rate Risk Management.

(7)      CONTINGENCIES

         Antitrust Investigations

         In April 1998, pursuant to a plea agreement between the U.S. Department of Justice (the "DOJ") and GTI, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The plea agreement was approved by the U.S. District Court for the Eastern District of Pennsylvania (the "DISTRICT COURT") and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. At our request, in January 2002, the payment schedule for the $60 million unpaid balance outstanding at that time was revised to require a $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million, through January 2007. Beginning in 2004, the DOJ may ask the District Court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



rate of interest then in effect. At March 31, 2003, the statutory rate of interest was 1.19% per annum. Accrued interest will be payable together with each quarterly payment. The revised payment schedule has been approved by the District Court. All payments due have been timely paid.

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

         In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. In July 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed a fine of (euro)50.4 million (about $55 million, based on exchange rates in effect at March 31, 2003) against us and assessed fines against seven other graphite electrode producers in amounts ranging up to
(euro)80.2 million. From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms with the EU Competition Authority. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the Court of First Instance of the European Communities in Luxembourg challenging the amount of the fine. Appeals of this type may take two years or longer to be decided and the fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We have had discussions with the EU Competition Authority regarding the appropriate form of collateral security during the pendency of the appeal. If the EU Competition Authority seeks to require payment of the fine or provision of collateral security therefor, we may file an interim appeal to the Court to waive or modify such requirement. We cannot predict how or when the Court would rule on such an interim appeal.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Antitrust Lawsuits

         Through March 31, 2003, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes. One of the settlements also covers the actual and respective potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments due have been timely paid.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Antitrust Earnings Charges

         We have recorded pre-tax charges of $350 million against results of operations as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The reserve of $350 million is calculated on a basis net of, among

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. The fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charge of $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at March 31, 2003, $350 million represents our estimate of these liabilities and expenses. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

         Through March 31, 2003, we have paid an aggregate of $256 million of fines and net settlement and expense payments and $15 million of imputed interest. At March 31, 2003, $94 million remained in the reserve. The balance of the reserve is available for the fine payable to the DOJ (excluding imputed interest thereon), the fine assessed by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments payable to the DOJ for imputed interest at March 31, 2003 was about $5 million.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through March 31, 2003, we had incurred about $5 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

(8) FINANCIAL INFORMATION ABOUT THE PARENT, THE ISSUER, THE GUARANTORS AND THE SUBSIDIARIES WHOSE SECURITIES SECURE THE SENIOR NOTES AND RELATED GUARANTEES

         On February 15, 2002, GrafTech Finance (the "ISSUER") issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. The Senior Notes have been guaranteed on a senior basis by GTI (the "PARENT") and GrafTech Global, UCAR Carbon and other subsidiaries holding a substantial majority of our U.S. assets, which subsidiaries are UCAR International Holdings Inc., UCAR International Trading Inc., UCAR Carbon Technology LLC, UCAR Composites Inc. and UCAR Holdings III Inc. The guarantors (other than the Parent) are collectively called the "U.S. GUARANTORS." The guarantees of the U.S. Guarantors are unsecured, except that the guarantee of UCAR Carbon has been secured by a pledge of all of our shares of AET, but in no event will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes. All of the guarantees are full, unconditional and joint and several, and the Issuer and each of the U.S. Guarantors are 100% owned by the Parent. If a U.S. Guarantor makes a payment under its guarantee, it would have the right under certain circumstances to seek contribution from the other U.S. Guarantors. Payment under the guarantees could be required

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


immediately upon the occurrence of an event of default under the Senior Notes. AET and our other subsidiaries, which are not guarantors, are called the "NON-GUARANTORS." The following table sets forth condensed consolidating balance sheets at December 31, 2002 and March 31, 2003 and condensed consolidating statements of operations and cash flows for the three months ended March 31, 2002 and 2003 of the Parent, the Issuer, the U.S. Guarantors and the Non-Guarantors. Provisions in the Senior Facilities restrict the payment of dividends by our subsidiaries to the Parent. At March 31, 2003, retained earnings of our subsidiaries subject to such restrictions were approximately $474 million. Investments in subsidiary companies are recorded on the equity basis.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AT DECEMBER 31, 2002

                                                                                   December 31, 2002
                                                                                   -----------------
                                                                                  U.S.         Non-
                                                     Parent         Issuer     Guarantors   Guarantors  Eliminations   Consolidated
                                                     ------         ------     ----------   ----------  ------------   ------------
                                                                                    (Dollars in millions)

                        ASSETS


CURRENT ASSETS:
   Cash and cash equivalents...................   $       -     $        -   $         4  $        7    $        -    $       11
   Notes and accounts receivable, net..........           -            752           470         255        (1,369)          108
   Inventories:
       Raw materials and supplies..............           -              -             3          38            (1)           40
       Work in process.........................           -              -            31          71             1           103
       Finished goods..........................           -              -            10          23            (3)           30
                                                   --------      ---------    ----------   ---------     ---------     ---------
                                                          -              -            44         132            (3)          173
   Prepaid expenses and deferred income taxes..           -              -             8          13             -            21
                                                   --------      ---------    ----------   ---------     ---------     ---------
       Total current assets....................           -            752           526         407        (1,372)          313
   Net fixed assets............................           -              -            44         268            (4)          308
Deferred income taxes and other assets.........          47             34           (33)        120            70           238
                                                   --------      ---------    ----------   ---------     ---------     ---------
   Total assets................................   $      47     $      786   $       537 $       795    $   (1,306)  $       859
                                                   ========      =========    ==========   =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable............................   $      21     $       26   $        31  $       89    $      (61)  $       106
   Short-term debt.............................         416              -           231         668        (1,297)           18
   Accrued income and other taxes..............         (24)            (3)           37          18            (4)           24
   Other accrued liabilities...................           -              -            36          39           (18)           57
                                                   --------      ---------    ----------   ---------     ---------     ---------
       Total current liabilities...............         413             23           335         814        (1,380)          205
                                                   --------      ---------    ----------   ---------     ---------     ---------
Long-term debt.................................           -            711             -           2             -           713
Other long-term obligations....................           -              9           203          45             1           258
Deferred income taxes..........................           -             (5)            -          36             3            34
Minority stockholders' equity in consolidated
  entities.....................................           -              -             -          30             -            30
Stockholders' equity (deficit).................        (366)            48            (1)       (132)           70          (381)
                                                   --------      ---------    ----------   ---------     ---------     ---------
   Total liabilities and stockholders' equity
     (deficit).................................   $      47     $      786   $       537 $       795    $   (1,306)  $       859
                                                   ========      =========    ==========   =========     =========     =========

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                AT MARCH 31, 2003
                                   (Unaudited)

                                                                                    March 31, 2003
                                                                                    --------------
                                                                                  U.S.         Non-
                                                      Parent         Issuer     Guarantors   Guarantors  Eliminations   Consolidated
                                                      ------         ------     ----------   ----------  ------------   ------------
                                                                                 (Dollars in millions)

                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.....................   $        -     $       -   $         3  $        6    $        -    $        9
   Notes and accounts receivable.................            -           801           458         233        (1,393)           99
   Inventories:

       Raw materials and supplies................            -             -             3          41            (2)           42
       Work in process...........................            -             -            34          80             1           115
       Finished goods............................            -             -             8          25            (3)           30
                                                     ---------      --------    ----------   ---------     ---------     ---------
                                                             -             -            45         146            (4)          187
   Prepaid expenses and deferred income taxes....            -             4             7          15            (3)           23
                                                     ---------      --------    ----------   ---------     ---------     ---------
       Total current assets......................            -           805           513         400        (1,400)          318
                                                     ---------      --------    ----------   ---------     ---------     ---------
Property, plant and equipment....................            -             -           313         732            (7)        1,038
Less:  accumulated depreciation..................            -             -          (265)       (454)            -          (719)
                                                     ---------      --------    ----------   ---------     ---------     ---------
   Net fixed assets..............................            -             -            48         278            (7)          319
                                                     ---------      --------    ----------   ---------     ---------     ---------
Deferred income taxes and other assets...........           32            28           (56)        121           118           243
                                                     ---------      --------    ----------   ---------     ---------     ---------
   Total assets..................................   $       32     $     833   $       505 $       799    $   (1,289)  $       880
                                                     =========      ========    ==========   =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable..............................   $       32     $      12   $        39  $       80    $      (80)  $        83
   Short-term debt...............................          392             -           238         681        (1,299)           12
   Accrued income and other taxes................           (4)            6             3          24             2            31
   Other accrued liabilities.....................            -             -            60          38           (25)           73
                                                     ---------      --------    ----------   ---------     ---------     ---------
       Total current liabilities.................          419            18           340         823        (1,401)          199
                                                     ---------      --------    ----------   ---------     ---------     ---------
Long-term debt...................................            -           740             -           2             -           742
Other long-term obligations......................            -            19           198          46            (1)          262
Deferred income taxes............................            -            (9)            -          34            12            37
Minority  stockholders'  equity  in  consolidated                                                                  -
  entities.......................................            -             -             -          27                          27
Stockholders' equity (deficit)...................         (387)           65           (33)       (133)          101          (387)
                                                     ---------      --------    ----------   ---------     ---------     ---------
   Total  liabilities  and  stockholders'  equity
     (deficit)...................................  $        32     $     833   $       505   $     799    $   (1,289)  $       880
                                                     =========    ==========    ==========   =========     =========     =========

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                                   (Unaudited)


                                                                            Three Months Ended March 31, 2002
                                                                            ---------------------------------
                                                                                   U.S.        Non-
                                                       Parent       Issuer      Guarantors  Guarantors   Eliminations   Consolidated
                                                       ------       ------      ----------  ----------   ------------   ------------
                                                                                  (Dollars in millions)

Net sales...........................................  $       -   $         -    $        53  $     119    $     (34)  $       138
Cost of sales.......................................          -             -             45         92          (30)          107
                                                       --------    ----------     ----------   --------     --------     ---------
   Gross profit.....................................          -             -              8         27           (4)           31
R&D, SG&A, global  realignment and related expenses,
   restructuring   charge  and  impairment  loss  of
   long-lived and other assets and other expenses...          -             -            (11)        20           18            27
Interest income.....................................          -           (12)            (6)        (4)          22             -
Interest expense....................................          6            16              5          8          (22)           13
                                                       --------    ----------     ----------   --------     --------     ---------
   Income (loss) before provision for income taxes..         (6)           (4)            20          3          (22)           (9)
Provision for (benefit from) income taxes...........         (2)           (1)           (12)         9            -            (6)
                                                       --------    ----------     ----------   --------     --------     ---------
   Income (loss) of consolidated entities...........         (4)           (3)            32         (6)         (22)           (3)
Minority stockholders' share of income..............          -             -              -          1            -             1
Equity in earnings of subsidiaries..................          -             -             29          -          (29)            -
                                                       --------    ----------     ----------   --------     --------     ---------
      Net income (loss).............................  $      (4)  $        (3)   $         3  $      (7)   $       7   $        (4)
                                                       ========    ==========     ==========   ========     ========     =========



                                                                             Three Months Ended March 31, 2003
                                                                             ---------------------------------
                                                                                    U.S.        Non-
                                                      Parent         Issuer      Guarantors  Guarantors  Eliminations   Consolidated
                                                      ------         ------      ----------  ----------  ------------   ------------
                                                                                   (Dollars in millions)

Net sales........................................... $       -     $         -    $        62  $      150  $      (38)  $       174
Cost of sales.......................................         -               -             51         121         (38)          134
                                                      --------      ----------     ----------   ---------   ---------     ---------
   Gross profit.....................................         -               -             11          29           -            40
R&D, SG&A, global realignment and related expenses,
   restructuring charge and impairment loss of
   long-lived and other assets and other expenses...         1               5             35          (2)          -            39
Interest income.....................................         -             (16)             -          (1)         17             -
Interest expense....................................        10              13              -           8         (17)           14
                                                      --------      ----------     ----------   ---------   ---------     ---------
   Income (loss) before provision for income taxes..       (11)             (2)           (24)         24           -           (13)
Provision for (benefit from) income taxes...........        (4)              3             (8)          5           -            (4)
                                                      --------      ----------     ----------   ---------   ---------     ---------
   Income (loss) of consolidated entries............        (7)             (5)           (16)         19           -            (9)
Minority stockholders' share of income..............         -               -              -           -           -             -
Equity in earnings of subsidiaries..................         2               -            (19)          -          17             -
                                                      --------      ----------     ----------   ---------   ---------     ---------
      Net income (loss)............................. $      (9)    $        (5)  $          3  $       19  $      (17)  $        (9)
                                                      ========      ==========     ==========   =========   =========     =========



                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                                   (Unaudited)

                                                                             Three Months Ended March 31, 2002
                                                                             ---------------------------------
                                                                                    U.S.        Non-
                                                        Parent       Issuer      Guarantors  Guarantors  Eliminations   Consolidated
                                                        ------       ------      ----------  ----------  ------------   ------------
                                                                                   (Dollars in millions)

Net cash provided by (used in) operating activities.   $      (4)  $        (4)  $          -  $     (123)  $        84   $     (47)
Net cash provided by (used in) investing activities.           -           110             79         163          (361)         (9)
Net cash provided by (used in) financing activities.           4          (122)           (86)        (22)          277          51
                                                        --------    ----------     ----------   ---------     ---------     -------
Net increase (decrease) in cash and cash equivalents           -           (16)            (7)         18             -          (5)
Effect of exchange rate changes on cash and cash
   equivalents......................................           -             -              -           -             -           -
Cash and cash equivalents at beginning of period....           -            16              8          14             -          38
                                                        --------    ----------     ----------   ---------     ---------     -------
Cash and cash equivalents at end of period..........   $       -   $         -    $         1 $        32    $        -   $      33
                                                        ========    ==========     ==========   =========     =========     =======



                                                                              Three Months Ended March 31, 2003
                                                                              ---------------------------------
                                                                                     U.S.        Non-
                                                        Parent        Issuer      Guarantors  Guarantors  Eliminations  Consolidated
                                                        ------        ------      ----------  ----------  ------------  ------------
                                                                                    (Dollars in millions)

Net cash provided by (used in) operating activities.   $     24    $        (4)   $      (31) $       (16)   $      3   $      (24)
Net cash provided by (used in) investing activities.          -            (43)           23           12          (1)          (9)
Net cash provided by (used in) financing activities.        (24)            47             7            3          (2)          31
                                                        -------     ----------     ---------    ---------     -------    ---------
Net increase in cash and cash equivalents...........          -              -            (1)          (1)          -           (2)
Effect of exchange rate changes on cash and cash
   equivalents......................................          -              -             -            -           -            -
Cash and cash equivalents at beginning of period....          -              -             4            7           -           11
                                                        -------     ----------     ---------    ---------     -------    ---------
Cash and cash equivalents at end of period..........   $      -    $         -    $        3  $         6    $      -   $        9
                                                        =======     ==========     =========    =========     =======    =========


                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Unsecured intercompany term notes in an aggregate principal amount, at March 31, 2003, equal to $465 million (based on currency exchange rates in effect at March 31, 2003), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes.

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

(9)      OTHER (INCOME) EXPENSE, NET

         The following table presents an analysis of other (income) expense, net:

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                        2002              2003
                                                        ----              ----

Currency gains...................................     $   (4)           $   (8)
Bank fees........................................          1                 1
Fair value adjustment on interest rate caps......          -                 1
Write-off of capitalized bank fees...............          3                 -
Legal fees (other than antitrust investigations
    and related lawsuits and claims).............          -                 1
Other............................................          -                 1
                                                       -----             -----
    Total other (income) expense, net............     $    -            $   (4)
                                                       =====             =====

         We have intercompany loans between GrafTech Finance and some of our subsidiaries. Some of these loans are denominated in currencies other than the dollar and, accordingly, are subject to translation gains and losses due to changes in currency exchange rates. Some of these intercompany loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are reflected in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The remaining intercompany loans are expected to be repaid in the foreseeable future and, as a result, translation gains and losses on these loans are reflected in other (income) expense, net on the Consolidated Statement of Operations. The translation gains and losses on these loans were a net gain of $3 million and $5 million in the 2002 first quarter and the 2003 first quarter, respectively.

         In February 2002, we recorded an extraordinary charge of $3 million ($2 million after tax) for write-off of capitalized fees associated with the term loans under Tranche A and B Facilities repaid with the net proceeds from the issuance of Senior Notes. This amount has been reclassified and included as other (income) expense, net, for the three months ended March 31, 2002 in accordance with SFAS No. 145 relating to SFAS No. 4.

(10)     SUBSEQUENT EVENT

         In April 2003, we entered into an additional interest rate swap for a notional amount of $50 million to effectively convert that amount of fixed rate debt to variable rate debt. As a result, our interest rate swaps currently relate to $400 million notional amount of debt in the aggregate.

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

PRESENTATION OF FINANCIAL, MARKET AND LEGAL DATA

         We present our financial information on a consolidated basis. This means that we consolidate financial information for all subsidiaries where our ownership is greater than 50%. This means that the financial information for Carbone Savoie and AET is consolidated on each line of the Consolidated Financial Statements and the equity of the other owners in those subsidiaries is reflected on the lines entitled "minority stockholders' equity in consolidated entities" and "minority stockholders' share of income." We use the equity method to account for 50% or less owned interests. This means that the only financial information for our 25% owned joint venture with Jilin in China recorded in the Consolidated Financial Statements relates to our net investment in, contributions to and distributions from the joint venture.

         References to cost in the context of our low-cost supplier strategy do not include the impact of special or non-recurring charges, expenses or credits, such as those related to investigations, lawsuits or claims, restructurings or impairments, or the impact of changes in accounting principles.

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

         All cost savings and reductions relating to our 1998 enhanced global restructuring and rationalization plan are estimates based on a comparison, with respect to provision for income taxes, to costs in 1998 or, for all other costs, to costs in the 1998 fourth quarter (annualized). All cost savings and reductions relating to our 2002 major cost savings plan are estimates or targets based on a comparison to costs in 2001 (and assuming no change in currency exchange rates from the average rates we used to prepare the Consolidated Financial Statements at and for the year ended December 31, 2001 and no change in annual graphite electrode production volume). For these purposes, our average graphite electrode production cost per metric ton was determined based on annual graphite electrode production volume of about 180,000 metric tons, our annual overhead costs, together with research and development costs, were $90 million and our effective income tax rate was 45% before taking into account the corporate realignment of our subsidiaries. Estimates and targets of savings in interest expense resulting from the 2002 plan do not give effect to the increase in interest expense resulting from the issuance of the Senior Notes or interest rate management initiatives related thereto.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

         Unless otherwise noted, references to "MARKET SHARES" are based on sales volumes in 2002. As used herein, references to "MAJOR PRODUCT LINES" mean graphite electrodes, cathodes and natural graphite-based products.

         The GRAFTECH logo, GRAFCELL(R), eGRAF(TM), GRAFOIL(R), GRAFGUARD(R) and GRAFSHIELD(R) are our trademarks and trade names. This Report also contains trademarks and trade names belonging to other parties.

         We make available free of charge on or through our Web site copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. A copy of our Code of Conduct and Ethics and any waivers thereunder are also available on or through our Web site. We maintain a Web site at http://www.graftech.com. The information contained on our Web site is not part of this Report.

         Reference is made to the Annual Report for background information on various risks and contingencies and other matters related to circumstances affecting us and our industry.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


         o the possibility that increased production of aluminum or stable production of graphite cathodes by competitors may not result in stable or increased demand for or prices or sales volume of graphite cathodes;

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

         o the possibility that end markets for our other products may not improve or may worsen;

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

         o the possibility that the anticipated benefits from the corporate realignment of our subsidiaries or the refinement of our organizational structure into three lines of business may be delayed or may not occur or that our provision for income taxes and effective income tax rate (as distinguished from our tax payments) may fluctuate significantly based on changes in financial performance of subsidiaries in various countries, changes in estimates of future ability to use foreign tax credits, changes in tax laws and other factors;

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


         o a carbon materials line of business called Advanced Carbon Materials, which primarily serves the silicon metal and ferro-alloy industries and includes carbon electrodes and refractories.

         We believe that our new organizational structure better aligns our advantaged manufacturing platform with market opportunities and enables accelerated decision-making to respond to those opportunities. Under this organizational structure, we are further streamlining our operations and revising our compensation programs to strengthen our business strategies. A main component of our compensation programs is a direct link between cash incentive compensation and cash profitability of our businesses.

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

COST REDUCTION PLANS

         OVERVIEW. GTI's Board of Directors adopted a global restructuring and rationalization plan in September 1998 that delivered recurring annualized run rate cost savings of $132 million by the end of 2001. In January 2002, we announced a major cost savings plan that we believe is one of the most aggressive major cost reduction plans being implemented in the graphite and carbon industry.

         2002 PLAN.  The key elements of the 2002 plan consist of:

         o the rationalization of graphite electrode manufacturing capacity at our higher cost facilities and the incremental expansion of capacity at our lower cost facilities;

         o the redesign and implementation of changes in our U.S. benefit plans for active and retired employees;

         o  the implementation of global work process changes;

         o the corporate realignment of our subsidiaries to generate significant tax savings; and

         o  non-strategic asset sales.

         Under the 2002 plan, we are targeting recurring annual pre-tax cost savings of $30 million in 2003, $60 million in 2004 and $80 million in 2005. Savings achieved under the 2002 plan are additive to those which we achieved by the end of 2001 under the 1998 plan that is now completed. We achieved total cost savings of $14 million in 2002. Our target of $30 million of

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


savings in 2003 represents an increase of $16 million over the savings achieved in 2002, and should benefit primarily cost of sales and overhead over the last three quarters of 2003.

         Rationalization of graphite electrode manufacturing capacity. As part of the 2002 plan, we mothballed our graphite electrode manufacturing operations in Caserta, Italy during the 2002 first quarter, ahead of schedule. These operations had the capacity to manufacture 26,000 metric tons of graphite electrodes annually. After the shutdown of our graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee in the 2001 third quarter, these operations were our highest cost graphite electrode manufacturing operations. During the 2002 second quarter, we launched the expansion of our facility in Monterrey, Mexico, which has increased its capacity from about 40,000 metric tons to about 60,000 metric tons annually. We completed 10,000 metric tons of expansion at this facility by the end of 2002. We completed the remaining expansion during the 2003 first quarter. We expect to deliver finished product from this recent expansion by the end of the 2003 second quarter. We have also incrementally expanded graphite electrode manufacturing capacity at our other facilities. After the mothballing and incremental expansion, our total annual graphite electrode manufacturing capacity remains about 210,000 metric tons.

         The mothballing of our graphite electrode manufacturing operations in Caserta, Italy resulted in a $7 million restructuring charge and a $27 million impairment loss on long-lived and other assets. These charges were recorded in the 2001 fourth quarter. In the 2002 first quarter, we recorded an additional $5 million restructuring charge that included the estimated pension, severance and other related employee benefit costs for the 102 employees affected by, and other costs related to, the mothballing. In the 2002 fourth quarter, we recorded an additional $1 million cash charge relating to a change in the estimate for the restructuring charges previously recorded.

         Redesign and implementation of U.S. benefit changes. In the 2001 fourth quarter and 2002 first quarter, we redesigned and implemented changes in our retiree medical insurance plan and our U.S. retirement and savings plans for active and retired employees. Among other things, we froze our qualified defined benefit plan and established a new defined contribution plan for most of our U.S. employees. In addition, on July 1, 2002, we amended our U.S. post-retirement medical coverage. Effective March 31, 2003, we discontinued the Medicare supplement plan (for retirees 65 years or older or those eligible for Medicare benefits). This change applies to all current employees not covered by a collective bargaining agreement, all current retirees who were not covered by a collective bargaining agreement when they retired and those retirees who retired under a former collective bargaining agreement. Effective March 31, 2003, we also froze our qualified defined benefit plan for our remaining U.S. employees and closed our non-qualified U.S. defined benefit plan for the participating salaried workforce. The closure and settlement of our non-qualified defined benefit plan resulted in a $11 million restructuring charge in the 2003 first quarter.

         Implementation of global work process changes. We continue to implement global business process transformation initiatives, including the streamlining of our organizational

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


structure into three major lines of business, the consolidation and streamlining of order fulfillment, purchasing, finance and accounting, and human resource processes, along with the identification and implementation of outsourcing opportunities. Through March 31, 2003, our investment in the initiative included about $11 million of consulting fees and internal costs and $12 million of capital expenditures, primarily for costs related to implementation of global information technology systems for advanced planning and scheduling software and global treasury management systems. We have evaluated every aspect of our supply chain and improved and continue to improve performance through realignment and standardization of supply chain processes and systems and improvement of interfaces with trading partners.

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

         Under the 2002 plan, we implemented voluntary and selective severance programs. These programs were designed to compliment our global work process and organizational redesign. From 1998 through 2002, we reduced our global workforce by about 1,600 employees (or 30%). The voluntary and selective severance programs are expected to reduce our global workforce by up to an additional 200 employees (or about 5%). During the first quarter of 2003, we substantially completed the U.S. voluntary and selective severance programs resulting in a reduction of 103 U.S. employees, or 27% of the U.S. salaried workforce. As a result, we recorded an $8 million restructuring charge in the 2003 first quarter. We expect additional severance costs or charges associated with further global work process changes of approximately $6 million to occur over the next 12 to 18 months.

         Corporate realignment of our subsidiaries. The corporate realignment of our subsidiaries was substantially completed in the 2002 first half and has contributed, and is expected to contribute, to achievement of our targeted cost savings.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


         Non-strategic asset sales. We intend to sell real estate, non-strategic businesses and certain other non-strategic assets over the next two years. We anticipate that the aggregate estimated pre-tax, cash proceeds from these sales will total $75 million.

         The remaining actions associated with the 2002 plan could result in additional restructuring charges.

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

         In April 2001, we entered into a graphite electrode production joint venture with Jilin in China. We are required to make capital contributions of $6 million of cash ($2 million of which has been contributed to date) plus technical assistance ($1 million of which has been contributed to date) for our 25% ownership interest in the joint venture. The successful implementation and completion of the parties' capital contributions to the joint venture is subject to the receipt of required Chinese governmental approvals and satisfaction of other conditions. During the 2002 fourth quarter, we recorded an impairment loss of $3 million associated with the investment in the joint venture. This impairment resulted from uncertainty about the completion and start-up of the joint venture facilities in China due to the effects that the challenging 2002 graphite electrode industry conditions have had on Jilin. We continue to work closely with Jilin on production alternatives. However, we will make no further contributions to the joint venture until we have agreed upon production alternatives.

         We have been working with Ballard Power Systems since 1992 on developing natural graphite-based materials for use in its PEM fuel cells for power generation. In June 2001, our subsidiary, AET, entered into an expanded exclusive development and collaboration agreement and an expanded exclusive long-term supply agreement with Ballard Power Systems. In addition, Ballard Power Systems became a strategic investor in AET in June 2001, investing at that time $5 million in shares of Ballard Power Systems common stock for a 2.5% equity ownership interest in AET.

         The scope of the expanded exclusive development and collaboration agreement includes natural graphite-based materials and components, including flow field plates and gas diffusion

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


layers, for use in PEM fuel cells and PEM fuel cell systems for transportation, stationary and portable applications. The initial term of this agreement extends through 2011. Under the new supply agreement, we will be the exclusive manufacturer and supplier of natural graphite-based materials for Ballard Power Systems fuel cells and fuel cell systems. We will also be the exclusive manufacturer of natural graphite-based components, other than those components that Ballard Power Systems manufactures for itself. The initial term of this agreement, which contains customary terms and conditions, extends through 2016. We have the right to manufacture and sell, after agreed upon release dates, natural graphite-based materials and components for use in PEM fuel cells to other parties in the fuel cell industry.

GLOBAL ECONOMIC CONDITIONS AND OUTLOOK

         We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate.

         Over the past three years, we have faced challenging business conditions. Many of the customers in the markets that we serve have reduced production levels (which reduced demand and adversely impacted prices for products sold by us and our competitors), become less creditworthy, filed for bankruptcy protection or were acquired as part of the consolidation and rationalization trends within their industries. In order to seek to minimize our credit risks, we reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unrecovered trade receivables from steel companies worldwide that have filed for bankruptcy protection over the past three years have aggregated only 0.4% of global net sales of graphite electrodes in the U.S. during the same period. In addition, we have been experiencing intense competition, particularly in the graphite electrode industry. Two of our competitors, one in the U.S. and one in Europe, have filed for bankruptcy protection. The competitor in the U.S. recently announced that it was selling a portion of its graphite electrode capacity to a third party bidder in a bankruptcy auction process. Our volumes sold declined significantly in 2001 as compared to 2000 due primarily to the decline in customer production levels as well as our efforts to attempt to implement and maintain certain price increases and to minimize credit risks in the face of intense competition.

         2002. Global economic conditions remained relatively weak in 2002. However, electric arc furnace steel production rebounded from the depressed level in 2001. We estimate that worldwide electric arc furnace steel production increased by about 7% in 2002 (to a total of about 299 million metric tons, about 33% of total steel production) from 2001. This increase was primarily due to an increase in production in the U.S. and China and, to a limited extent, in Mexico and Asia (other than China).

         In March 2002, President Bush announced his decision to impose tariffs, of up to 30% initially and declining thereafter over a three year period, on most imported steel as part of a broader plan to rescue the financially troubled steel industry in the U.S. Several additional exemptions were granted in 2002 by the Bush administration. We believe that the tariffs are

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


having a modest positive impact on electric arc furnace steel production in the U.S. While steel imported from Mexico is exempt from those tariffs, steel imported from Europe and Asia is not exempt. Steel production in those regions has been adversely impacted by the tariffs. Further, import duties in China on both steel and graphite electrodes have declined as a result of the admission of China to the World Trade Organization. We cannot predict whether and to what extent these developments will impact our global business over the long-term. However, the U.S. steel tariffs are expected to remain in place through 2004, and China has extended temporary graphite electrode tariffs into May 2003.

         Worldwide graphite electrode demand was very depressed in the 2002 first quarter, but rebounded from those depressed levels during the balance of 2002. We utilized virtually 100% of our graphite electrode manufacturing capacity during the last three quarters of 2002 and our volume of graphite electrodes sold increased about 4% in 2002 from 2001. Overall, we believe that worldwide graphite electrode demand increased modestly in 2002 as compared to 2001. While we attempted to implement increases in graphite electrode prices in 2002, we believe that graphite electrode pricing declined by about 10% (in average dollar terms) in 2002 as compared to 2001, driven by supply/demand imbalance as well as global and industry economic conditions.

         Demand and prices for cathodes remained strong primarily due to construction of new aluminum smelters using graphite cathodes, even as old smelters using carbon cathodes are removed from service. We used virtually 100% of our cathode manufacturing capacity during 2002 and our volume of cathodes sold increased about 10% in 2002 from 2001. Weak economic conditions in 2002 resulted in relatively low demand and weak pricing for our other products sold to metals, transportation and other industries.

         2003 FIRST QUARTER. Global and regional economic conditions remained relatively weak in the 2003 first quarter. While steel production remained stable globally and particularly strong in China, certain end markets such as non-residential construction in the U.S. remained weak. We estimate that worldwide steel production was about 231 million metric tons in the 2003 first quarter. While this production level would represent a decline of about 1% from the production level in the 2002 fourth quarter, it would represent an increase of about 8% from the 2002 first quarter. We estimate that electric arc furnace steel production in the 2003 first quarter was about the same as in the 2002 fourth quarter and 6% higher than in the 2002 first quarter. We operated our graphite electrode manufacturing capacity at very high levels in the 2003 first quarter and estimate that industry wide graphite electrode manufacturing capacity utilization rate was over 95% in the 2003 first quarter.

         Graphite electrode price increases announced in 2002 and early 2003 have been successfully implemented. We announced, effective for new orders placed after February 2003, price increases of (euro)100 per metric ton for our graphite electrodes sold in Europe, $200 per metric ton for our graphite electrodes sold in Asia, the Middle East, North Africa and South America and $0.05 per pound for our graphite electrodes sold in the U.S. We cannot predict whether we will be able to maintain such price increases without adversely affecting sales volume.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


         Demand for cathodes continued to remain strong due primarily to construction of new aluminum smelters using graphite cathodes. We used virtually 100% of our cathode manufacturing capacity in the 2003 first quarter. Weak economic conditions resulted in relatively low demand and weak pricing in the 2003 first quarter for our other products sold to metals, transportation and other industries.

         OUTLOOK. We do not expect a significant and sustainable recovery in global economic conditions until the end of 2003, at the earliest. We believe that the rebound we experienced in graphite electrode demand from the depressed level in the 2002 first quarter was primarily due to a correction from overly depressed conditions in the steel industry and an increase in our market share primarily due to the implementation of our strategies and the bankruptcy of two graphite electrode competitors. We are now seeing the building of steel inventory levels, especially in the U.S. Our graphite electrode order book, as expected based on annual order pattern, is about 80% full for 2003 and our cathode order book is virtually full for 2003. While we are encouraged by our graphite electrode and cathode order books and expect to operate at capacity to meet demand, we continue to monitor closely the steel and aluminum industries in light of global and regional economic conditions.

         Operation of our plants at capacity is expected to positively impact graphite electrode and cathode production cost in 2003 as compared to 2002. In addition, we also expect to benefit from the impact of our plant rationalization activities, cost saving activities and cost reduction programs as well as increased economies of scale.

         We believe that business conditions for most of our products (other than graphite electrodes and cathodes) will remain challenging well into 2003. In particular, demand for carbon electrodes in the U.S. and demand for advanced graphite and carbon material products used in semiconductor, telecommunication and electronic industries continues to be depressed. Accordingly, we expect the financial performance of our businesses selling those products to remain similar to 2002 levels. We will continue to seek to drive productivity improvements in these businesses through our cost savings plans and activities.

         We continue to focus on commercializing new technologies. In our natural graphite line of business, we are seeking to commercialize approximately 20 active eGRAF(TM) thermal management product development programs that are currently underway. Approximately half of these programs are already in the product testing phase.

         We have implemented interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations as described under "Interest Rate Risk Management" in
Note 6 to the Notes to Consolidated Financial Statements contained in this Report. We are targeting interest expense of $57 to $60 million for 2003, essentially the same as in 2002.

         Our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in tax and fiscal policies by the U.S. and other governments, developments in the Middle East, the

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism, and changes in global and regional economic conditions.

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

         The net proceeds from the offering completed in February 2002 were $387 million. The net proceeds (excluding accrued interest paid by the purchasers of the Senior Notes) from the offering completed in May 2002 were $151 million. We used all of these net proceeds to reduce the balance outstanding under our revolving credit facility and to repay term loans under the Senior Facilities. We paid approximately $13 million of debt issuance costs related to the Senior Notes sold in February 2002 and $6 million related to the Senior Notes sold in May 2002. These costs are being amortized over the term of the Senior Notes. The $7 million premium received upon issuance of the additional Senior Notes issued in May 2002 is classified as long-term liability on the Consolidated Balance Sheets and amortized (as a credit to interest expense) over the term of the additional Senior Notes. As a result of our receipt of such premium, the effective annual interest rate on the additional Senior Notes is about 9.5%. We recorded an extraordinary charge of $3 million ($2 million after tax) in the 2002 first quarter and an extraordinary charge of $1 million ($1 million after tax) in the 2002 second quarter for write-off of capitalized fees associated with the term loans under Senior Facilities repaid with the net proceeds from the issuance of the Senior Notes. These extraordinary charges have been reclassified and included in other (income) expense, net in accordance with SFAS No. 145 relating to SFAS No. 4.

LITIGATION AGAINST OUR FORMER PARENT COMPANIES INITIATED BY US

         In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation, to recover certain payments made to them in connection with our leveraged equity recapitalization in January 1995 as well as certain unjust receipts by them from their investments in us and damages for aiding and abetting breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion, including interest. The defendants have filed motions to dismiss this lawsuit. Oral hearings were held on those motions in the 2001 first quarter. The court has not ruled on these motions. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through March 31, 2003, we had incurred about $5 million of these legal expenses. This lawsuit is in its earliest stages, and the ultimate outcome of this lawsuit is subject to many uncertainties.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


ANTITRUST AND OTHER LITIGATION AGAINST US

         Since 1997, we and other producers and distributors of graphite and carbon products have been subject to antitrust investigations by antitrust authorities in the U.S., the European Union, Canada, Japan and Korea. In addition, civil antitrust lawsuits have been commenced and threatened against us and other producers and distributors of graphite and carbon products in the U.S., Canada and elsewhere. We recorded pre-tax charges against results of operations in the aggregate amount of $350 million as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

         In April 1998, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. At our request, in January 2002, the payment schedule for the $60 million unpaid balance outstanding at that time was revised to $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million through January 2007. The payments due in 2002 and 2003 were timely made. Beginning in 2004, the DOJ may ask the court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. At March 31, 2003, the statutory rate of interest was 1.19% per annum. Accrued interest will be payable together with each quarterly payment. Of the $110 million aggregate amount, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. In addition, in 1999, 2001 and 2002, investigations by the antitrust authorities in Canada, Japan and Korea were resolved.

         In January 2000, the EU Competition Authority alleged that we and other producers violated European antitrust laws in connection with the sale of graphite electrodes. In July 2001, that authority issued its decision regarding the allegations and assessed a fine of (euro)50.4 million ($55 million, based on currency exchange rates in effect at March 31, 2003) against GTI. As a result of our cooperation, this fine reflects a substantial reduction from the amount that otherwise would have been assessed. This decision has brought to a conclusion our last major antitrust liability.

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

         In May 2002, the EU Competition Authority alleged that we and other producers violated European antitrust laws in connection with the sale of specialty graphite. In December 2002, the EU Competition Authority assessed fines against other producers, but assessed no fine against us due to our cooperation.

         We are continuing to cooperate with the U.S., European and Canadian antitrust authorities in their continuing investigations of others. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by authorities in Brazil or other jurisdictions.

         We have settled, among others, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlement in connection with the sale of graphite electrodes. All settlement payments due have been timely made. None of the settlement or plea agreements contain restrictions on future prices of our graphite electrodes. There remain, however, certain pending claims as well as pending lawsuits in the U.S. relating to the sale of graphite electrodes sold to foreign customers. It is also possible that additional antitrust lawsuits and claims could be asserted against us in the U.S. or other jurisdictions.

         Through March 31, 2003, we have paid an aggregate of $256 million of fines and net settlement and expense payments and $15 million of imputed interest. At March 31, 2003, $94 million remained in the reserve. The balance of the reserve is available for the balance of the fine payable by us to the DOJ (excluding imputed interest thereon), the fine assessed against us by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments payable to the DOJ for imputed interest at March 31, 2003 was about $5 million.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2002. Net sales of $174 million in the 2003 first quarter represented a $36 million, or 27%, increase from net sales of $138 million in the 2002 first quarter, primarily due to higher graphite electrode prices and higher sales volumes of synthetic graphite and advanced carbon materials. Cost of sales of $134 million in the 2003 first quarter represented a $27 million, or 25%, increase from cost of sales of $107 million in the 2002 first quarter, primarily due to higher sales volumes. Gross profit of $40 million in the 2003 first quarter represented a $9 million, or 30%, increase from gross profit of $31 million in the 2002 first quarter.

         Synthetic Graphite Segment. Net sales of $149 million in the 2003 first quarter represented a $31 million, or 27%, increase from net sales of $118 million in the 2002 first quarter, primarily due to higher average sales revenue per metric ton of graphite electrodes and higher sales volumes of graphite electrodes and cathodes. Volume of graphite electrodes sold was 47,000 metric tons in the 2003 first quarter as compared to 38,500 metric tons in the 2002 first quarter. The higher volume of graphite electrodes sold represented an increase of $18 million in net sales. The increase was primarily a result of stronger demand for graphite electrodes in the United States and Europe. Average sales revenue per metric ton of graphite electrodes in the 2003 first quarter was $2,272 as compared to the average in the 2002 first quarter of $2,083. The increase was primarily due to changes in currency exchange rates. The higher average sales revenue per metric ton represented an increase of $9 million in net sales. Net sales of cathodes increased in the 2003 first quarter by 26%, or $5 million, from the 2002 first quarter sales of $21 million.

         Cost of sales of $115 million in the 2003 first quarter represented a $25 million, or 28%, increase from cost of sales of $90 million in the 2002 first quarter, primarily due to higher volumes of graphite electrodes and cathodes sold. Gross profit for the synthetic line of business in the 2003 first quarter was $34 million, or 21% or $6 million higher than in the 2002 first quarter. The increase in gross profit was primarily due to higher graphite electrode net sales and improved productivity throughout the production network. These improvements were partially offset by increasing energy costs over the course of the 2003 first quarter, higher freight costs and the negative impact of net changes in currency exchange rates on costs. Gross margin was 22.7% in the 2003 first quarter, lower than the 23.4% in the 2002 first quarter primarily due to changes in the cathode sales mix and higher energy and freight costs.

         Other Segment. Net sales of $25 million in the 2003 first quarter represented a $5 million, or 22%, increase from $20 million in the 2002 first quarter, primarily due to increased net sales in the advanced carbon materials line of business. Cost of sales of $19 million in the 2003 first quarter represented a $2 million, or 10%, increase from $17 million in the 2002 first quarter. The increase in cost of sales was primarily related to higher volumes and higher energy costs, primarily natural gas. Gross profit in the 2003 first quarter was $6 million (24.7% of net sales) as compared to gross profit in the 2002 first quarter of $3 million (16.0% of net sales).

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


         Items Affecting Us as a Whole. Selling, administrative and other expenses were $21 million in the 2003 first quarter, an increase of $3 million from the 2002 first quarter. The increase was primarily due to the fact that there was a one time reduction in franchise and other taxes in the 2002 first quarter associated with the corporate realignment of our subsidiaries.

         Other (income) expense, net was income of $4 million in the 2003 first quarter, primarily due to currency exchange benefits associated with euro denominated intercompany loans, which were partially offset by other expenses, including an approximately $1 million fair value adjustment on $300 million notional amount of five-year interest rate caps. Other (income) expense, net was nil for the 2002 first quarter. Among other things, income of $3 million primarily associated with currency exchange benefits relating to euro denominated debt was offset by $3 million for the write-off of previously capitalized bank charges.

         Interest expense was $14 million in the 2003 first quarter as compared to $13 million in the 2002 first quarter. Average total debt outstanding was $756 million in the 2003 first quarter as compared to $663 million in the 2002 first quarter. The average annual interest rate was 7.1% in the 2003 first quarter as compared to 7.6% in the 2002 first quarter. These average annual rates include the benefits of our interest rate swaps and exclude imputed interest of the fine payable to the DOJ.

         Restructuring charges were $19 million in the 2003 first quarter as compared to $5 million in the 2002 first quarter.

         In the 2003 first quarter, we recorded $19 million ($12 million, net of tax) of restructuring charges, consisting of $8 million for organizational changes and $11 million for the closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce. The $8 million ($5 million, net of tax) charge for organizational changes related to U.S. voluntary and selective severance programs and related benefits associated with a workforce reduction of 103 employees. Half of the $8 million will involve cash outlays. The closure of the non-qualified defined benefit plan resulted in recognition of net actuarial losses of $11 million ($7 million, net of tax) that are expected to be non-cash, based on our intent to use shares of common stock to fund contribution requirements as described in Part II, Item 2 "Changes in Securities and Use of Proceeds."

         In the 2002 first quarter, we recorded a $5 million restructuring charge that related primarily to the mothballing of our graphite electrode operations in Caserta, Italy. This charge includes estimated pension, severance and other related employee benefit costs for 102 employees and other costs related to the mothballing.

         Provision for income taxes was a benefit of $4 million in the 2003 first quarter as compared to a benefit of $6 million in the 2002 first quarter. The effective income tax rate was 32% in the 2003 first quarter as compared to 71% in the 2002 first quarter. The higher effective income tax rate in the 2002 first quarter was a result of non-recurring charges and impairment losses that related to the mothballing of our graphite electrode manufacturing operations in Italy and the corporate realignment of our subsidiaries. The effective income tax rate for the 2003

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


first quarter was lower than the anticipated income tax rate of 40% primarily because of a lower effective tax rate associated with the restructuring charges.

         As a result of the changes described above, net loss was $9 million in the 2003 first quarter as compared to a net loss of $4 million in the 2002 first quarter.

EFFECTS OF INFLATION

         We incur costs in the currency of each of the six non-U.S. countries in which we have a manufacturing facility. In general, our results of operations, cash flows and financial condition are affected by the effects of inflation on our costs incurred in each of these six countries.

         During 2002, the effects of inflation on our cost of sales globally (except for highly inflationary countries) were generally mitigated by a combination of improved operating efficiency and permanent on-going cost savings. Accordingly, during 2002, these effects were not material to us. During the 2003 first quarter, we experienced higher energy and freight costs primarily due to the substantial increase in the worldwide market price of oil and natural gas. We believe that these costs are peaking and should, over the course of 2003, return to levels consistent with those experienced in 2002. During the 2003 first quarter, we did not experience significant inflation with respect to other costs. We cannot assure that future increases in our costs will not occur or exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

CURRENCY TRANSLATION AND TRANSACTIONS

         We account for our non-U.S. subsidiaries under the provisions of SFAS No. 52, "Foreign Currency Translation." Accordingly, except for highly inflationary countries, the assets and liabilities of our non-U.S. subsidiaries are translated into dollars for consolidation and reporting purposes. Foreign currency translation adjustments are generally recorded as part of stockholders' equity and identified as part of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until such time as their operations are sold or substantially or completely liquidated.

         We have subsidiaries in Russia, Mexico, Brazil and other countries which have had in the past, and may have now or in the future, highly inflationary economies, defined as cumulative inflation of about 100% or more over a period of three calendar years. In general, the financial statements of foreign operations in highly inflationary economies have been remeasured as if the functional currency of their economic environments were the dollar and translation gains and losses relating to these foreign operations are included in other (income) expense, net in the Consolidated Statements of Operations rather than as part of stockholders' equity in the Consolidated Balance Sheets. We also record foreign currency transaction gains and losses as part of other (income) expense, net.

         Currently, we account for our Mexican subsidiary using the dollar as its functional currency, irrespective of Mexico's inflationary status, because its sales and purchases are

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


predominantly dollar-denominated. In addition, we account for our Russian subsidiary using the dollar as its functional currency because Russia is considered to have a highly inflationary economy.

         Significant changes in currency exchange rates impacting us are described under "Effects of Changes in Currency Exchange Rates." Foreign currency translation adjustments decreasing stockholders' equity amounted to $20 million, including $16 million associated with our Brazilian subsidiary, in 2002. These adjustments, net, were nil for the 2003 first quarter.

EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES

         We incur costs in the currency of each country in which we have a manufacturing facility and we sell our products in multiple currencies. In general, our results of operations, cash flows and financial condition are affected by changes in currency exchange rates affecting the currencies of these and other countries. We account for translation of non-U.S. currencies into dollars.

         When the currencies of non-U.S. countries in which we have a manufacturing facility decline (or increase) in value relative to the dollar, this has the effect of reducing (or increasing) the dollar equivalent cost of sales and other expenses with respect to those facilities. This effect is, however, partially offset by the cost of petroleum coke, a principal raw material used by us, which is priced in dollars. In certain countries where we have manufacturing facilities, and in certain instances where we price our products for sale in export markets, we sell in currencies other than the dollar. Accordingly, when these currencies increase (or decline) in value relative to the dollar, this has the effect of increasing (or reducing) net sales. The result of these effects is to increase (or decrease) operating profit and net income.

         Many of the non-U.S. countries in which we have a manufacturing facility have been subject to significant economic pressures, which have impacted currency exchange rates. We seek to mitigate adverse impacts of changes in currency exchange rates on net sales by increasing local currency prices for some of our products in various regions as circumstances permitted. During the 2003 first quarter, the average exchange rate of the euro and the South African rand increased about 22% and 37%, respectively, when compared to the average exchange rate for the 2002 first quarter. During the 2003 first quarter, the average exchange rate for the Brazilian real and the Mexican peso declined about 33% and 15%, respectively, when compared to the average exchange rate for the 2002 first quarter. We cannot predict changes in currency exchange rates in the future or whether those changes will have positive or negative impacts on our net sales or cost of sales. We cannot assure you that we would be able to mitigate any adverse effects of such changes.

         We have intercompany loans between GrafTech Finance and some of our subsidiaries. Some of these loans are denominated in currencies other than the dollar and, accordingly, are subject to translation gains and losses due to changes in currency exchange rates. Some of these intercompany loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are reflected in accumulated other comprehensive income (loss) on the

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


Consolidated Balance Sheets. The remaining intercompany loans are expected to be repaid in the foreseeable future and, as a result, translation gains and losses on these loans are reflected in other (income) expense, net on the Consolidated Statement of Operations. Foreign currency translation gains and losses relating to these loans included in other (income) expense, net, were a gain of $3 million in the 2002 first quarter and a gain of $5 million in the 2003 first quarter.

         To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments. The amount of currency exchange contracts used by us to minimize these risks was $56 million at December 31, 2002 and $30 million at March 31, 2003.

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

         We are highly leveraged and have substantial obligations in connection with antitrust investigations, lawsuits and claims. We had total debt of $754 million and a stockholders' deficit of $387 million at March 31, 2003 and total debt of $731 million and a stockholders' deficit of $381 million at December 31, 2002. We expect that our debt will increase by about $35 to $40 million at the end of 2003 as compared to the end of 2002, before taking into account possible asset sales. At March 31, 2003, a substantial portion of our debt had variable interest rates. In addition, if we are required to pay or issue a letter of credit to secure payment of the fine assessed by the EU Competition Authority pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under (or secured by a letter of credit that would constitute a borrowing under) our revolving credit facility. Cash and cash equivalents were $11 million at December 31, 2002 and $9 million at March 31, 2003. We believe that we will have a net use of cash from operating and investing activities in 2003. We believe that we will generate positive cash flow from operations in 2004.

         Our leverage and obligations, as well as changes in conditions affecting our industry, changes in global and regional economic conditions and other factors, have adversely impacted our recent financial performance. In light of those factors, we closely monitor compliance with our debt covenants.

         LONG-TERM CONTRACTUAL, COMMERCIAL AND OTHER OBLIGATIONS AND COMMITMENTS. The following tables summarizes our long-term contractual obligations and other commercial commitments at March 31, 2003.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


                                                                                PAYMENT DUE BY PERIOD
                                                                                ---------------------
                                                                    LESS
                                                                   THAN 1         1-3           4-5         AFTER 5
                                                     TOTAL          YEAR         YEARS         YEARS         YEARS
                                                     -----          ----         -----         -----         -----
                                                                         (Dollars in millions)

       CONTRACTUAL AND OTHER OBLIGATIONS
       ---------------------------------

Long-term debt.................................   $     734     $      -      $     46      $    138      $    550
Capital lease obligations......................           2            -             1             -             1
Operating leases...............................           8            3             4             1             -
Unconditional purchase obligations.............          51            8            16            12            15
                                                   --------      -------       -------       -------       -------
     Total contractual obligations.............         795           11            67           151           566
Estimated liabilities and expenses in
   connection with antitrust investigations
   and related lawsuits and claims..........             94            -            51            41             2
Postretirement, pension and related benefits...         135           14            30            29            62
Other long-term obligations....................          11            -             2             -             9
                                                   --------      -------       -------       -------       -------
     Total contractual and other obligations...   $   1,035     $     25      $    150      $    221      $    639
                                                   ========      =======       =======       =======       =======


                                                                      AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                                                      -----------------------------------------
                                                                    LESS
                                                                   THAN 1         1-3           4-5         AFTER 5
                                                     TOTAL          YEAR         YEARS         YEARS         YEARS
                                                     -----          ----         -----         -----         -----
                                                                         (Dollars in millions)

          OTHER COMMERCIAL COMMITMENTS
          ----------------------------

Lines of credit................................   $       8     $      8      $      -      $      -      $      -
Letter of credit...............................          14           14             -             -             -
Guarantees.....................................           3            2             -             -             1
                                                   --------      -------       -------       -------       -------
     Total other commercial commitments........   $      25     $     24      $      -      $      -      $      1
                                                   ========      =======       =======       =======       =======


         The first preceding table includes our reserve for estimated liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, which includes the fine of (euro)50.4 million assessed against us by the EU Competition Authority. The timing of such payments is not known and for purposes of this table is split between the columns captioned "payments due in 1-3 years" and "payments due in 4-5 years" on the line entitled "estimated liabilities and expenses in connection with antitrust investigations and related lawsuits and claims." It is the policy of EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding such payment terms. We have also filed an appeal to the court challenging the amount of the fine. We cannot predict how or when the court will rule on the appeal. While we cannot assure that such will be the case, we believe the amount of the fine will be impacted by the appeal and that, after such ruling, we will be permitted to pay the fine over an extended period. In addition, if we are required to pay (or issue a letter of credit to secure payment of) the fine pending resolution of our appeal, the payment would be financed by a borrowing under (or the letter of credit would

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


constitute a borrowing under) our revolving credit facility. Such a requirement would result in a change in the manner in which such amount is reflected in the preceding tables.

         Effective April 2001, we entered into a ten year service contract with CGI Group Inc. valued at $75 million. Pursuant to this contract, CGI provides a majority of our global information technology service requirements. We are dependent on CGI for these services. A failure by CGI to provide these services to us in a timely manner could have a material adverse effect on our operations and results of operations. The first preceding table includes a line entitled "unconditional purchase obligations" that includes, but is not limited to, the minimum purchases under that contract. In September 2002, we entered into a ten year outsourcing contract with CGI to provide finance and accounting business process services valued at $36 million. That contract does not constitute an unconditional purchase obligation and therefore is not included in the first preceding table.

         The second preceding table includes a line entitled "lines of credit." These are local lines of credit established by our foreign subsidiaries for working capital purposes and are not part of our revolving credit facility.

         Our pension benefit obligations were underfunded by $80 million at December 31, 2002 as compared to $50 million at December 31, 2001. This increase in underfunding was primarily due to the decline in asset values resulting from the decline in the capital markets in the U.S. in 2002. We value our pension obligations on an annual basis.

         CASH FLOW AND PLANS TO MANAGE LIQUIDITY. Changes in conditions affecting our industry, changes in global and regional economic conditions and other factors have adversely impacted our recent financial performance. As a result of these changes, our high leverage, our substantial obligations in connection with antitrust investigations, lawsuits and claims and our substantial other long-term contractual and commercial obligations and commitments, we have placed high priority on efforts to manage cash, generate additional cash flow and reduce debt. Our longer term efforts include our 1998 major cost savings plan, our 2002 major cost savings plan and our other cost savings activities, our strategic alliances and our financing activities. Our shorter term efforts include our interest rate management and working capital initiatives.

         During the four years prior to 2002, we had positive annual cash flow from operations, excluding payments in connection with restructurings and investigations, lawsuits and claims. Typically, the first quarter of each year resulted in neutral or negative cash flow from operations (excluding payments in connection with restructurings and investigations, lawsuits and claims) due to various factors. Factors impacting seasonality included customer order patterns, customer buy-ins in advance of annual price increases, fluctuations in working capital requirements and payment of variable compensation with respect to the immediately preceding year. Typically, the other three quarters resulted in positive cash flow from operations (before such exclusions). The third quarter tended to produce relatively less positive cash flow primarily as a result of scheduled plant shutdowns by our customers for vacations. During 2002, we had negative cash flow from operations before such exclusions primarily due to negative net income before non-

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


cash charges (credits) primarily from lower net sales, and to a use of cash for working capital. We expect financial performance to improve in 2003 and to have positive cash flow from operations before such exclusions.

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

         As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, and accounts payable and payments thereof to seek to maximize our free cash at any given time and minimize accounts receivable losses. We typically discount or factor a portion of our accounts receivable. Certain of our subsidiaries sold receivables totaling $187 million in 2002 and $48 million in the 2003 first quarter. Accounts receivable sold and remaining on the Consolidated Balance Sheet aggregated $1 million at December 31, 2002 and nil at March 31, 2003. If we had not sold such receivables, our accounts receivable and our debt would have been about $46 million higher at December 31, 2002 and about $47 million higher at March 31, 2003. If we were unable to factor our accounts receivable, our debt would increase, which could adversely affect our financial condition and compliance with our financial covenants. In addition, careful management of credit risk over at least the past two years has allowed us to avoid significant accounts receivable losses notwithstanding the poor financial condition of many of our potential and existing customers. In light of current global and regional economic conditions, we cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

         We use, and are dependent on, funds available under our revolving credit facility as our primary source of liquidity. As a result, we are also dependent upon continued compliance with the financial covenants under the Senior Facilities. We believe that our cost savings initiatives will, over the next one to two years, continue to improve our cash flow from operations for a given level of net sales. Improvements in cash flow from operations resulting from these initiatives are being partially offset by associated cash implementation costs, while they are being implemented. We also believe that our planned asset sales together with these improvements in cash flow from operations should allow us to reduce our debt over the long term.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

         Our ability to service our debt as it comes due, including maintaining compliance with the covenants under the Senior Facilities, and to meet these and other obligations as they come due is dependent on our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, developments in antitrust investigations, lawsuits and claims involving us and inflation in raw material, energy and other costs.

         We cannot assure you that our cash flow and capital resources will be sufficient to enable us to meet our debt service, antitrust-related and other obligations when due. Even if we are able to meet our debt service, antitrust-related and other obligations when due, we may not be able to comply with the covenants and other provisions under the Senior Facilities. These covenants and provisions include financial covenants and representations regarding absence of material adverse changes affecting us. A failure to comply, unless waived by the lenders, would be a default under the Senior Facilities. This would permit the lenders to accelerate the maturity of the Senior Facilities. It would also permit the lenders to terminate their commitments to extend credit under our revolving credit facility. This would have an immediate material adverse effect on our liquidity. An acceleration of maturity of the Senior Facilities or a breach of the covenants contained in the Senior Notes would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. Acceleration of maturity of the Senior Notes would permit the lenders to accelerate the maturity of the Senior Facilities and terminate their commitments to extend credit under our revolving credit facility. If we were unable to repay our debt to the lenders or holders, the lenders and holders could proceed against the collateral securing the Senior Facilities and the Senior Notes, respectively, and exercise all other rights available to them. If we were unable to repay our debt to the lenders or the holders, or otherwise obtain a waiver from the lenders or the holders, we could be required to limit or discontinue, temporarily or permanently, certain of our business plans, activities or operations, reduce or delay certain capital expenditures, sell certain of our assets or businesses, restructure or refinance some or all of our debt or incur additional debt, or sell additional common stock or other securities. We cannot assure you that we would be able to obtain any such waiver or take any of such actions on favorable terms or at all.

         As described above, we are dependent on our revolving credit facility and continuing compliance with the financial covenants under the Senior Facilities for liquidity. The Senior Facilities require us to, among other things, comply with financial covenants relating to specified

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


minimum interest coverage and maximum net senior secured debt leverage ratios that become more restrictive over time. At March 31, 2003, we were in compliance with the financial covenants under the Senior Facilities. Based on our current business plan, we believe we will remain in compliance with these covenants for 2003. If we were to believe that we would not continue to comply with such covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

         While our revolving credit facility provides for maximum borrowings of up to (euro)200 million ($218 million, based on currency exchange rates in effect at March 31, 2003), our future ability to borrow under this facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities. In addition, (euro)25 million of the (euro)200 million is reserved exclusively for use to pay or secure payment of the fine assessed by the EU Competition Authority. At March 31, 2003, we had drawn $45 million under this facility with the remaining $158 million (after consideration of outstanding letters of credit) fully available. In addition, payment of the fine or issuance of a letter of credit to secure payment of the fine assessed by the EU Competition Authority would significantly reduce remaining funds available under our revolving credit facility for operating and other purposes.

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

         DESCRIPTION OF SENIOR FACILITIES, CERTAIN AMENDMENTS THERETO AND SENIOR NOTES. A description of the Senior Facilities, certain amendments thereto and the Senior Notes is set forth in Note 5 to the Notes to Consolidated Financial Statements contained in this Report, and such description is hereby incorporated herein by reference.

         RELATED PARTY TRANSACTIONS. We have not, since January 1, 2002, engaged in any material transactions with affiliates or related parties other than transactions with our subsidiaries (including Carbone Savoie and AET), compensatory transactions (including employee benefits, stock option and restricted stock grants, compensation deferral and executive employee loans and stock purchases) with directors or officers, and transactions with our 25%-owned joint venture with Jilin in China.

         SPECIAL PURPOSE ENTITIES. We have not been, since January 1, 2002, affiliated with or related to any special purpose entity other than GrafTech Finance.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


         OFF-BALANCE-SHEET FINANCINGS AND COMMITMENTS. We have not, since January 1, 2002, undertaken any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

         o Commitments under non-cancelable operating leases that, at December 31, 2002 and March 31, 2003, individually totaled less than $1 million in each year and $5 million in the aggregate.

         o Minimum required purchase commitments under our information technology outsourcing services agreement with CGI Group Inc. described under "-Long-Term Contractual, Commercial and Other Obligations and Commitments" above that, at December 31, 2002 and March 31, 2003, totaled approximately $5 million in each year and about $43 million in the aggregate.

         o Discounting or factoring accounts receivable as described under "Liquidity and Capital Resources - Cash Flow and Plans to Manage Liquidity."

         CASH FLOW USED IN OPERATING ACTIVITIES. Cash flow used in operating activities was $24 million in 2003 first quarter as compared to cash flow used in operating activities of $47 million in 2002 first quarter, an improvement of $23 million. The improvement was primarily due to a reduction in the use of cash for working capital to $19 million in the 2003 first quarter from $45 million in the 2002 first quarter. The higher use of cash in the 2002 first quarter was almost entirely attributable to settlement of payables outstanding at December 31, 2001. Payables had increased at December 31, 2001 primarily due to preparations and other activities at facilities globally to accommodate the mothballing of our Italian graphite electrode plant and the shut down of our graphite manufacturing operations in Tennessee.

         CASH FLOW USED IN INVESTING ACTIVITIES. We used $9 million of cash flow in investing activities during both the 2003 first quarter and the 2002 first quarter, in each case primarily for capital expenditures. Capital expenditures in 2003 first quarter related primarily to expansion of manufacturing graphite electrode capacity in our facility in Mexico, implementation of JD Edwards information systems and essential capital maintenance. Capital expenditures in the 2002 first quarter related primarily to expansion of manufacturing graphite electrode capacity.

         CASH FLOW PROVIDED BY FINANCING ACTIVITIES. Cash flow provided by financing activities was $31 million during 2003 first quarter as compared to cash flow provided by financing activities of $51 million in 2002 first quarter. During the 2003 first quarter, we received proceeds of $10 million from the sale of interest rate swaps and $35 million from additional borrowings under our revolving credit facility. We used these proceeds to fund, in part, the semi-annual interest payment on the Senior Notes, a dividend payment to our minority shareholder, a purchase of interest rate caps and a repayment of short term debt borrowings. In the 2002 first quarter, we completed a private offering of $400 million of Senior Notes. Net proceeds were $387 million, which were used to repay term loans under the Senior Facilities,

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


reduce the outstanding balance under our revolving credit facility and fund increased working capital.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         A description of recent accounting pronouncements is set forth in "New Accounting Standards" in Note 1 to the Notes to Consolidated Financial Statements contained in this Report, and such description is hereby incorporated herein by reference.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are exposed to market risks primarily from changes in interest rates and currency exchange rates. We routinely enter into various transactions that have been authorized according to documented policies and procedures to manage well-defined currency exchange rate risks and interest rate risks. These transactions relate primarily to financial instruments described below. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not use derivative financial instruments for trading purposes.

         Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to LIBOR or euro LIBOR. We implement interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and Senior Facilities. These interest rate swaps are designated as hedging the exposure to changes in the fair value of our debt obligation (referred to as a fair value hedge.) The gain or loss on the fair value hedge is recognized, together with the offsetting gain or loss on the debt obligation (sometimes referred to as the short-cut method) in earnings in the period of change in value.

         In the 2002 second quarter, we entered into two ten-year interest rate swaps for a total notional amount of $250 million to effectively convert that amount of fixed rate debt (represented by Senior Notes) to variable rate debt. These swaps reduced our interest expense in 2002 by $6 million. In the 2002 third quarter, we sold the total notional of $250 million of swaps to allow the accelerated collection of $10 million in cash. We subsequently entered into two interest rate swaps for the total notional amount of $250 million to effectively convert that amount of fixed rate debt to variable rate debt. In the 2003 first quarter, we also entered into an additional $200 million notional amount interest rate swap, for a new total notional amount of

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


$450 million, through the remaining term of the Senior Notes effectively converting that amount of fixed rate debt to variable rate debt. In the 2003 first quarter, we entered into five-year interest rate caps for a notional amount of $300 million. Subsequently in the 2003 first quarter, we sold the entire $450 million notional amount of swaps for $10 million in cash. The adjustment of the carrying amount of the Senior Notes is being amortized over the term of the Senior Notes and recorded as a credit against interest expense. Following the sale of the swaps, in March 2003, we entered into $350 million notional amount of interest rate swaps through the remaining term of the Senior Notes. The weighted average pay rate on the swaps is 5.11% plus the six month LIBOR in arrears and the weighted average receive rate is 10.25%. The adjustment for the fair value of the hedged debt obligation was $8 million at December 31, 2002 and $2 million at March 31, 2003 and has been recorded as part of other assets in the Consolidated Balance Sheet. The adjustment for the fair value of the interest rate caps was $1 million for the period ended March 31, 2003, and has been recorded in other (income) and expense, net in the Consolidated Statements of Operations.

         Our exposure to changes in currency exchange rates results primarily from:

         o investments in and intercompany loans to our foreign subsidiaries and our share of the earnings of those subsidiaries, to the extent denominated in local currencies;

         o raw material purchases made by our foreign subsidiaries in a currency other than local currencies; and

         o export sales made by our subsidiaries in currencies other than local currencies.

         When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational activities and financial instruments. Financial instruments may be used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use these instruments to reduce risk by essentially creating offsetting currency exposures. These instruments include forward exchange contracts and purchased foreign currency options, and are primarily used to attempt to hedge net global currency exposures relating to euro-denominated debt and identifiable foreign currency receivables, payables and commitments. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost.

         We held contracts against these risks with an aggregate net notional amount of about $56 million at December 31, 2002 and $30 million at March 31, 2003. All of our contracts mature within one year. All of our contracts are marked to market monthly. Gains and losses are included in other (income) expense, net. Unrealized gains and losses on outstanding foreign

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


currency contracts were nil for the 2002 first quarter and a loss of $3 million for the 2003 first quarter.

         We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates on reported earnings for the 2003 first quarter. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the 2003 first quarter by about $1 million. A hypothetical increase in interest rates of 100 basis points across all maturities would have increased our interest expense for the 2003 first quarter by about $2 million.

                         ITEM 4. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Report. Based on that evaluation and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         A control system is subject to inherent limitations and, as a result, can provide only reasonable, not absolute, assurance that the system's objectives will be achieved. In the first instance, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, decision-making in connection with system design or operation can be faulty, and breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the acts of single individuals, by collusion of two or more individuals, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. In light of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART II
                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

                            ITEM 1. LEGAL PROCEEDINGS

         This information required in response to this Item is set forth in Note 7 to the Notes to Consolidated Financial Statements contained in this Report, and such information is hereby incorporated herein by reference.

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the 2003 first quarter, we contributed 500,000 shares of common stock into the trust for our qualified U.S. retirement plan. These shares may be sold by the trust in the future to provide funding to meet obligations under the plan. We intend to make a voluntary excess contribution of up to an additional 1,500,000 shares of common stock to the trust in the 2003 second quarter and may make additional similar contributions to this and other plans in future periods. Such transactions were and would be exempt from the registration under Section 4(2) of the Securities Act of 1933 because such transactions did and will not involve the public offering of securities.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

      The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.


     EXHIBIT
     NUMBER                                                 DESCRIPTION OF EXHIBIT
     -------                                                ----------------------

     99.1              Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President, dated
                       May 15, 2003.

     99.2              Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Chief Financial Officer, Chief
                       Information Officer and Vice President, dated May 15, 2003.


                 GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


(B)      REPORTS ON FORM 8-K

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GRAFTECH INTERNATIONAL LTD.

Date:  May 15, 2003                  By:  /s/ Corrado F. De Gasperis
                                        ----------------------------------------
                                        Corrado F. De Gasperis
                                        Vice President, Chief Financial Officer
                                        and Chief Information Officer
                                        (Principal Accounting Officer)

                           SECTION 302 CERTIFICATIONS

         I, Craig S. Shular, certify that:

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

Date:  May 15, 2003                By:  /s/ Craig S. Shular
                                      -----------------------------------------
                                      Craig S. Shular
                                      Chief Executive Officer and President

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

Date:  May 15, 2003                 By:  /s/ Corrado F. De Gasperis
                                       -----------------------------------------
                                       Corrado F. De Gasperis
                                       Vice President, Chief Financial Officer
                                       and Chief Information Officer
                                       (Principal Accounting Officer)

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                              DESCRIPTION OF EXHIBIT
     -------                             ----------------------

       99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President, dated May 15, 2003.

       99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Chief Financial Officer, Chief Information Officer and Vice President, dated May 15, 2003.