Form 10-Q
period 2003-06-30
GRAFTECH INTERNATIONAL LTD
filed 2003-08-15
CIK 931148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes  [ X ]    No [   ]

As of August 11, 2003, 66,893,584 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION:

ITEM 1.   FINANCIAL STATEMENTS:

      Consolidated Balance Sheets at December 31, 2002 and
          June 30, 2003 (unaudited)...................................   Page 3

      Consolidated Statements of Operations for the Three Months and
          Six Months ended June 30, 2002 and 2003 (unaudited).........   Page 4

      Consolidated Statements of Cash Flows for the Six Months
          ended June 30, 2002 and 2003 (unaudited)....................   Page 5

      Consolidated Statement of Stockholders' Deficit for the Year
          ended December 31, 2002 and the Six Months ended
          June 30, 2003 (unaudited)...................................   Page 6

      Notes to Consolidated Financial Statements......................   Page 7

INTRODUCTION TO PART I, ITEM 2, AND PART II, ITEM 1...................   Page 42

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS....................................   Page 47

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...   Page 72

ITEM 4.  CONTROLS AND PROCEDURES......................................   Page 74

PART II.     OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS............................................   Page 76

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................   Page 76

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   Page 77

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................   Page 78

SIGNATURE.............................................................   Page 79

EXHIBIT INDEX.........................................................   Page 80

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)
                                   (Unaudited)

                                                                                    December 31, June 30,
                                       ASSETS                                           2002       2003
                                                                                        ----       ----
CURRENT ASSETS:
Cash and cash equivalents..........................................................    $   11      $   8
Accounts and notes receivable, net.................................................       104        119
Inventories:
Raw materials and supplies.........................................................        39         45
Work in process....................................................................       102        120
Finished goods.....................................................................        30         29
                                                                                       ------      -----
      Total inventories............................................................       171        194
Prepaid expenses and deferred income taxes.........................................        21         27
Assets of discontinued operations..................................................        14          -
                                                                                       ------      -----
      Total current assets.........................................................       321        348
                                                                                       ------      -----
Property, plant and equipment......................................................       995      1,070
Less: accumulated depreciation.....................................................       695        742
                                                                                       ------      -----
      Net fixed assets.............................................................       300        328
Deferred income taxes..............................................................       171        187
Goodwill...........................................................................        17         20
Other assets.......................................................................        50         36
                                                                                       ------      -----
      Total assets.................................................................    $  859      $ 919
                                                                                       ======      =====
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable...................................................................    $  105      $ 105
Short-term debt....................................................................        18         23
Accrued income and other taxes.....................................................        23         32
Other accrued liabilities..........................................................        57         76
Liabilities of discontinued operations.............................................         3          3
                                                                                       ------      -----
      Total current liabilities....................................................       206        239
                                                                                       ------      -----
Long-term debt:
Carrying value.....................................................................       699        680
Fair value of hedged debt obligation ..............................................         8          -
Unamortized bond premium...........................................................         6          6
                                                                                       ------      -----
      Total long-term debt.........................................................       713        686
                                                                                       ------      -----
Other long-term obligations........................................................       258        275
Deferred income taxes..............................................................        33         39
Minority stockholders' equity in consolidated entities.............................        30         29
Commitments & contingencies........................................................         -          -
STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued.........         -          -
Common stock, par value $.01, 100,000,000 and 150,000,000 shares authorized, respectively at
      December 31, 2002 and June 30, 2003
      59,211,664 shares issued at December 31, 2002,
      64,338,211 shares issued at June 30, 2003....................................         1          1
Additional paid-in capital.........................................................       636        662
Accumulated other comprehensive loss...............................................      (304)      (299)
Accumulated deficit................................................................      (620)      (622)
Less: cost of common stock held in treasury, 2,542,539 shares at December 31, 2002,
      2,451,035 shares at June 30, 2003............................................       (88)       (85)
Less: common stock held in employee benefits trust, 426,400 shares at December 31,
      2002 and June 30, 2003.......................................................        (6)        (6)
                                                                                       ------      -----
      Total stockholders' deficit..................................................      (381)      (349)
                                                                                       ------      -----
      Total liabilities and stockholders' deficit..................................    $  859      $ 919
                                                                                       ======      =====


                     See accompanying Notes to Consolidated Financial Statements

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (Unaudited)



                                                                   Three Months Ended    Six Months Ended
                                                                        June 30,             June 30,
                                                                        --------             --------
                                                                     2002       2003      2002     2003
                                                                     ----       ----      ----     ----

Net sales......................................................     $   157    $  181     $  291  $   351
Cost of sales .................................................         122       138        226      269
                                                                    -------    ------     ------  -------
      Gross profit..............................................         35        43         65       82

Research and development.......................................           3         2          6        5
Selling, administrative and other expenses.....................          24        21         42       42
Other (income) expense, net....................................         (10)       (6)        (9)     (10)
Restructuring charges..........................................           -         1          5       20
Impairment loss on long-lived and other assets.................          13         -         13        -
Interest expense...............................................          17        13         30       27
                                                                    -------    ------     ------  -------
                                                                         47        31         87       84
                                                                    -------    ------     ------  -------
      Income (loss) from continuing  operations  before provision
        for income taxes........................................        (12)       12        (22)      (2)
Provision (benefit) for income taxes...........................          (5)        5        (11)       1
                                                                    -------    ------     ------  -------
       Income (loss) from continuing operations of consolidated
         entities before minority interest ....................         (7)         7        (11)      (3)
Less: Minority stockholders' share of income...................           -         1          1        1
                                                                    -------    ------     ------  -------
      Income (loss) from continuing operations..................         (7)        6        (12)      (4)
                                                                    -------    ------     ------  -------
Discontinued operations:
      Income from discontinued operations (less applicable
        income tax expense).....................................          -         -          1        1
      Gain on sale of discontinued operations (less applicable
        income tax expense).....................................          -         1          -        1
                                                                    -------    ------     ------  -------
Net income (loss)..............................................     $    (7)   $    7     $  (11) $    (2)
                                                                    =======    ======     ======  =======

BASIC INCOME (LOSS) PER COMMON SHARE:
      Income (loss) from continuing operations..................    $ (0.14)   $ 0.11     $(0.21)$  (0.06)
      Discontinued operations...................................          -      0.01       0.01     0.02
                                                                    -------    ------     ------- -------
      Net income (loss) per share...............................    $ (0.14)   $ 0.12     $(0.20)$  (0.04)
                                                                    =======    ======     ======  =======
      Weighted average common shares outstanding
        (in thousands)..........................................     55,872    57,037     55,848   56,829
                                                                    =======    ======     ======  =======
DILUTED INCOME (LOSS) PER COMMON SHARE:
      Income (loss) from continuing operations..................    $ (0.14)   $ 0.11     $(0.21)$  (0.06)
      Discontinued operations...................................          -      0.01       0.01     0.02
                                                                    -------    ------     ------  -------
      Net income (loss) per share...............................    $ (0.14)   $ 0.12     $(0.20)$  (0.04)
                                                                    =======    ======     ======  =======
      Weighted average common shares outstanding
        (in thousands)..........................................     55,872    57,040     55,848   56,829
                                                                    =======    ======     ======  =======

                     See accompanying Notes to Consolidated Financial Statements

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)



                                                                      Six Months Ended
                                                                          June 30,
                                                                          --------
                                                                      2002        2003
                                                                      ----        ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss........................................................     $  (11)      $   (2)
Income from discontinued operations.............................          1            1
Gain on sale of discontinued operations.........................          -            1
                                                                     ------       ------
Loss from continuing operations.................................        (12)          (4)
Non-cash charges to net loss:
     Depreciation and amortization..............................         15           15
     Deferred income taxes......................................        (13)         (10)
     Restructuring charges......................................          5           20
     Impairment loss on long-lived and other assets.............         13           -
     Other non-cash charges (credits), net......................        (20)         (20)
(Increase) decrease in working capital*.........................        (24)         (27)
Long-term assets and liabilities................................          -           -
                                                                     ------       ------
     Net cash used in operating activities from continuing
       operations...............................................        (36)         (26)
     Net cash provided by operating activities from
       discontinued operations..................................          -            1
                                                                     ------       ------
     NET CASH USED IN OPERATING ACTIVITIES......................        (36)         (25)
                                                                     ------       ------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures............................................        (20)         (20)
Proceeds from sale of discontinued operations...................          -           15
                                                                     ------       ------
     NET CASH USED IN INVESTING ACTIVITIES......................        (20)          (5)
                                                                     -------      -------
CASH FLOW FROM FINANCING ACTIVITIES:
Short-term debt borrowings, net.................................         10            4
Revolving credit facility borrowings (reductions), net..........        (95)           1
Long-term debt borrowings.......................................        557           -
Long-term debt reductions.......................................       (387)          -
Proceeds from reset of interest rate swap.......................          -           31
Purchase of interest rate caps..................................          -           (5)
Sale of common stock............................................          1           -
Financing costs.................................................        (20)          -
Dividends paid to minority stockholders.........................          -           (4)
                                                                     ------       ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                           66           27
                                                                     ------       ------
Net increase (decrease) in cash and cash equivalents............         10           (3)
Effect of exchange rate changes on cash and cash equivalents....          3           -
Cash and cash equivalents at beginning of period................         38           11
                                                                     ------       ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................     $   51       $    8
                                                                     ======       ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid during the periods for:
     Interest expense...........................................     $   17       $   33
                                                                     ======       ======
     Income taxes...............................................     $    4       $    5
                                                                     ======       ======
*Net change in working capital due to the following components:
     (Increase) decrease in current assets:
        Notes and accounts receivable...........................     $  (18)      $   (6)
        Inventories.............................................         10           (9)
        Prepaid expenses and other current assets...............         (2)          (3)
     Decrease in accounts payable and accruals..................        (12)          (2)
     Payments in antitrust investigations and related lawsuits
       and claims, net..........................................          -           (4)
     Restructuring payments, net................................         (2)          (3)
                                                                     ------       ------
        (INCREASE) DECREASE IN WORKING CAPITAL..................     $  (24)      $  (27)
                                                                     ======       ======



                     See accompanying Notes to Consolidated Financial Statements

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    (Dollars in millions, except share data)
                 December 31, 2002 and June 30, 2003 (Unaudited)


                                                                                                              Common
                                                                                                               Stock
                                                               Accumulated                                    Held in
                                        Shares of  Additional     Other                   Unearned            Employee    Total
                                Common    Common    Paid-in   Comprehensive Accumulated  Restricted Treasury  Benefits Stockholders'
                                 Stock     Stock    Capital       Loss        Deficit      Stock      Stock     Trust    (Deficit)
                                 -----     -----    -------       ----        -------      -----      -----     -----    ---------

BALANCE AT JANUARY 1, 2002..... $    1  58,623,713  $    629    $    (269)   $   (602)    $      -   $   (85) $     (6)  $     (332)
                                ------  ----------  --------    ---------    --------     --------   -------  --------   ----------
  Comprehensive loss:
    Net loss...................      -           -         -            -         (18)           -         -         -          (18)
    Other comprehensive loss:
     Minimum pension liability.      -           -         -          (15)          -            -         -         -          (15)
     Foreign currency
       translation adjustments.      -           -         -          (20)          -            -         -         -          (20)
                                ------  ----------  --------    ---------    --------     --------   -------  --------   ----------
  Total comprehensive loss.....      -           -         -          (35)        (18)           -         -         -          (53)
  Issuance of restricted stock.      -     412,200         6            -           -           (6)        -         -            -
  Amortization of restricted
    stock......................      -           -         -            -           -            1         -         -            1
  Accelerated vesting of
    restricted stock...........      -           -         -            -           -            5         -         -            5
  Sale of common stock under
    stock options..............      -     175,751         1            -           -            -         -         -            1
  Repurchase of treasury stock.      -           -         -            -           -            -        (3)        -           (3)
                                ------  ----------  --------    ---------    --------     --------   -------  --------   ----------
BALANCE AT DECEMBER 31, 2002...      1  59,211,664       636         (304)       (620)           -       (88)       (6)        (381)
  Comprehensive income (loss):
    Net loss...................      -           -         -            -          (2)           -         -         -           (2)
       Other comprehensive
         income (loss):
         Foreign currency
          translation
          adjustments..........      -           -         -            5           -            -         -         -            5
                                ------  ----------  --------    ---------    --------     --------   -------  --------   ----------
  Total comprehensive income
    (loss).....................      -           -         -            5          (2)           -         -         -            3
    Senior Notes for common
       stock exchange .........      -   3,800,758        20            -           -            -         -         -           20
  Treasury stock...............      -           -        (3)           -           -            -         3         -            -
  Issuance of common stock to
    savings and pension plans..      -   1,325,789         9            -           -            -         -         -            9
                                ------  ----------  --------    ---------    --------     --------   -------  --------   ----------
BALANCE AT JUNE 30, 2003....... $    1  64,338,211  $    662    $    (299)   $   (622)    $      -   $   (85) $     (6)  $     (349)
                                ======  ==========  ========    =========    ========     ========   =======  ========   ==========


                     See accompanying Notes to Consolidated Financial Statements

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     INTERIM FINANCIAL PRESENTATION

        These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the related Notes, contained in our Annual Report on Form 10-K at and for the year ended December 31, 2002 (the "ANNUAL REPORT"). Results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the entire year ending December 31, 2003.

        Certain amounts in the Consolidated Financial Statements for the three months and six months ended June 30, 2002 have been reclassified as described in this Note 1 below.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require our management's most difficult and subjective judgments include those related to employee benefit plans, financial instruments, contingencies, impairments of long-lived assets, inventories and accounting for income taxes. Actual amounts may differ materially from our management's estimates.

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

        "SUBSIDIARIES" refers to those companies that, at the relevant time, are or were majority owned or wholly owned directly or indirectly by GTI or its predecessors to the extent that those predecessors' activities related to the graphite and carbon business. All of GTI's subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 2000 through June 30, 2003, except for:

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

        In 2002, we substantially completed the realignment of our foreign subsidiaries. Most of the operations and net sales of our synthetic graphite line of business are located outside the U.S. and, as a result of the realignment, are held by our Swiss subsidiary or its subsidiaries. Most of our technology is held by our U.S. subsidiaries. We may in the future realign the corporate organizational structure of our U.S. subsidiaries.

        New Accounting Standards

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no financial instruments which meet these requirements.

        In April 2003, FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified, and for hedging relationships designated, after June 30, 2003. Other provisions of SFAS No. 149 that related to SFAS No. 133 implementation issues should continue to be applied in accordance with their respective dates. We do not expect the adoption of SFAS No. 149 will have a significant impact on our results of operations or financial position.

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

        No compensation expense has been recognized for our time vesting options granted with exercise prices at not less than market price on the date of grant. At June 30, 2003, all awards subject to performance conditions were fully vested. If compensation expense for our stock-based compensation plans was determined by the fair value method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," our net income
        (loss) and net income (loss) per share would have been reduced or increased to the pro forma amounts indicated in the following table.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                              --------            --------
                                           2002      2003      2002      2003
                                           ----      ----      ----      ----
Net income (loss) as reported........     $  (7)   $    7    $  (11)   $   (2)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related tax
   effects...........................        (2)       (1)       (4)       (2)
                                          -----    ------    ------    ------
Pro forma net income (loss)..........     $  (9)   $    6    $  (15)   $   (4)
                                          =====    ======    ======    ======

Earnings per share:
    Basic - as reported..............     $ (0.14) $ 0.12    $ (0.20)  $ (0.04)
    Basic - pro forma................     $ (0.17) $ 0.11    $ (0.26)  $ (0.07)
    Diluted - as reported............     $ (0.14) $ 0.12    $ (0.20)  $ (0.04)
    Diluted - pro forma..............     $ (0.17) $ 0.11    $ (0.26)  $ (0.07)

        In November 2002, FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and require that we record a liability, if any, for the fair value of such guarantees in the Consolidated Balance Sheet. The adoption of FIN No. 45 did not have a significant impact on our consolidated financial position or results of operations because the impact was limited to additional disclosure. The additional disclosure is set forth below.

        Certain of our subsidiaries have guaranteed the Senior Facilities and the Senior Notes as described in Notes 5 and 8.

        Under the charters, by-laws and other organizational documents of GTI and its subsidiaries as well as certain laws, we are obligated to indemnify our directors and officers for certain liabilities or expenses arising out of service to us, and we maintain insurance with respect to certain of those obligations. Under certain circumstances, we may be entitled to recover from them expenses advanced on their behalf. No amounts have been recorded in respect of such obligations.

        We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated, and accrue for estimated incurred but unidentified claims based on historical activity. The accruals were not significant for either the 2002 first half or the 2003 first half.

        In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 is recognized at the date an entity commits to an exit plan. We adopted SFAS No. 146 effective January 1, 2003 and recorded $19 million ($12 million, net of tax) of restructuring charges in the 2003 first quarter, $8 million of which related to organization changes and $11 million of which related to the closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce.

        In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 must be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment thereto, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Previously, accounting principles generally accepted in the United States required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effect. Based on SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria of Accounting Principle Boards Opinion 30 ("APB 30"), "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of APB 30 distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. As such, those that do not meet the criteria of APB 30 are included in the statement of operations before income (loss) before provisions (benefits) for income taxes, minority interest and extraordinary items. All prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item must be reclassified. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We adopted SFAS No. 145 relating to SFAS No. 4 effective January 1, 2003. The effect of the adoption was to require reclassification of certain write-offs of capitalized bank charges for the three months and six months ended June 30, 2002 in the amount of $1 million and $4 million, respectively, from extraordinary items to other (income) expense, net. Correspondingly, the provision for income taxes from continuing operations for the three months and six months ended June 30, 2002 was increased by nil and $1 million, respectively. The adoption of the provisions of SFAS No. 145 relating to SFAS No. 13 and the other provisions of SFAS No. 145, excluding the provisions

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


relating to SFAS No. 4, did not have a significant impact on our consolidated financial position or results of operations.

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

(2)     EARNINGS PER SHARE

        Basic and diluted earnings per share are calculated using the following share data:

                                               Three Months                   Six Months
                                              Ended June 30,                Ended June 30,
                                              --------------                --------------
                                           2002            2003           2002             2003
                                           ----            ----           ----             ----

Weighted average common shares
  outstanding for basic calculation   55,872,417      57,036,671      55,848,004      56,829,015
Add:  Effect of stock options........          -           3,581               -               -
                                      ----------      ----------      ----------      ----------
Weighted average common shares
    outstanding for diluted
    calculation...................... 55,872,417      57,040,252      55,848,004      56,829,015
                                      ==========      ==========      ==========      ==========


        Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, in each case for the same period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued, in each case for the same period. As a result of the net loss reported for the three months and six months ended June 30, 2002, 1,709,758 and 1,409,850, respectively, of potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share. As a result of the net loss for the six months ended June 30, 2003, 48,554 of potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share.

        In addition, the calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 4,205,994 and 9,016,980 shares in the three months ended June 30, 2002 and 2003, respectively, and 4,267,546, and 9,114,280 shares in the six months ended June 30, 2002 and 2003, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The following table summarizes information about stock options outstanding at June 30, 2003.


                           Options Outstanding                           Options Exercisable
                           -------------------                           -------------------
                                            Weighted-
                                             Average      Weighted-
                                            Remaining      Average                 Weighted-Average
          Range of               Number    Contractual     Exercise      Number        Exercise
      Exercise Prices         Outstanding      Life         Prices     Exercisable       Prices
      ---------------         -----------      ----         ------     -----------       ------
                                           (Shares in thousands)

   Time vesting options:
      $ 2.83 to $10.77           4,636         7 years        $  8.39      3,451          $  8.34
      $11.60 to $19.06           2,467         5 years        $ 16.57      2,215          $ 16.92
      $22.82 to $29.22             141         5 years        $ 25.71        135          $ 25.85
      $30.59 to $40.44           1,426         3 years        $ 34.33      1,236          $ 34.15
                                 -----                                     -----
                                 8,670                                     7,037
                                 =====                                     =====
Performance vesting options:

           $7.60                   361         4 years        $  7.60        361          $  7.60


      The calculation of both basic and diluted earnings (loss) per share gives effect to, among other things, the grant of 412,200 shares of restricted stock to employees in March 2002. GTI's Board of Directors accelerated the vesting of all of these shares in June 2002. As a result, we recorded $5 million of compensation expense in the 2002 second quarter which amount has been included in selling, administrative and other expenses.

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

(3)     SEGMENT REPORTING

        In 2002, our businesses were organized around two operating divisions, our Graphite Power Systems Division, which included our graphite electrode and cathode businesses, and our Advanced Energy Technology Division, which included our natural graphite and advanced synthetic graphite and carbon materials businesses.

        In 2003, we further refined the organization of our businesses into the following three lines of business:

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

        In accordance with SFAS No. 131, "Segment Reporting," we have segregated our businesses into three corresponding operating segments. "Other" in the table below includes Advanced Energy Technology and Advanced Carbon Materials.

        We evaluate the performance of our reportable segments based on gross profit. Intersegment sales and transfers of goods and services are not material. The following tables summarize financial information concerning our reportable segments.

                                                           Three Months Ended
                                                           ------------------
                               March 31,  June 30,   September 30,  December 31, March 31,   June 30,
                                 2002        2002        2002          2002         2003        2003
                                 ----        ----        ----          ----         ----        ----
                                                        (Dollars in millions)
                                                             (Unaudited)

  Net sales:
  Synthetic Graphite........... $   118     $  142     $   136       $   142      $    149    $   162
  Other........................      16         15          14            13            21         19
                                 ------      -----      ------        ------       -------     ------
    Total...................... $   134     $  157     $   150       $   155      $    170    $   181
                                 ======      =====      ======        ======       =======     ======

Cost of sales:

  Synthetic Graphite........... $    90     $  110     $   105       $   108      $    115    $   123
  Other........................      14         12          12             9            16         15
                                 ------      -----      ------        ------       -------     ------
    Total...................... $   104     $  122     $   117       $   117      $    131    $   138
                                 ======      =====      ======        ======       =======     ======

Gross profit:
  Synthetic Graphite........... $    28     $   32     $    31       $    34      $     34    $    39
  Other........................       2          3           2             4             5          4
                                 ------      -----      ------        ------       -------     ------
    Total...................... $    30     $   35     $    33       $    38      $     39    $    43
                                 ======      =====      ======        ======       =======     ======

Depreciation and amortization:
  Synthetic Graphite........... $     6     $    7     $     6       $     7      $      6    $     7
  Other........................       1          1           1             1             1          1
                                 ------      -----      ------        ------       -------     ------
    Total...................... $     7     $    8     $     7       $     8      $      7    $     8
                                 ======      =====      ======        ======       =======     ======

"Other" in the table above has been restated for the periods presented to exclude our composite tooling business that was sold in June 2003.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)     RESTRUCTURING AND IMPAIRMENT CHARGES

        In the 2003 second quarter, we recorded an additional $1 million (before and after tax) of restructuring charges that related to the organizational changes in the 2003 first quarter described below. The $1 million charge was primarily related to employee severance programs and related benefits associated with a workforce reduction of several employees.

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

        In the 2002 fourth quarter, we recorded $3 million ($2 million, net of tax) of impairment charges relating to our investment in our joint venture with Jilin Carbon Co. Ltd. (together with its affiliates, "JILIN"). The impairment resulted from uncertainty about the completion and start-up of the planned graphite electrode facility in Changchun, China due to the effects that the challenging 2002 graphite electrode industry conditions had on Jilin. We also recorded a $1 million (nil, net of tax) change in estimate for the restructuring charge for our graphite electrode operations in Caserta, Italy.

        In the 2002 third quarter, we recorded a $1 million charge related to the impairment of available-for-sale securities.

        In the 2002 second quarter, we recorded a $13 million ($8 million, net of tax) non-cash charge primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee as a result of a decline in demand and loss of market share. The primary end market for carbon electrodes is silicon metal, which was very depressed in the U.S. where our main customer base was located. This charge also included $1 million related to the impairment of available-for-sale securities.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                         Severance      Plant
                                            and        Shutdown
                                         Related     and Related
                                           Costs        Costs        Total
                                           -----        -----        -----
                                                (Dollars in millions)

BALANCE AT DECEMBER 31, 2001......         $   4         $   8        $  12

Restructuring charges in 2002.....             6             -            6
Payments in 2002..................            (5)            1           (4)
                                           -----         -----        -----
BALANCE AT DECEMBER 31, 2002......             5             9           14

Restructuring charges in 2003.....            20             -           20
Payments in 2003..................            (2)           (1)          (3)
                                           -----         -----        -----
BALANCE AT JUNE 30, 2003..........         $  23         $   8        $  31
                                           =====         =====        =====

        The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

(5)     LONG-TERM DEBT AND LIQUIDITY

        The following table presents our long-term debt:

                                               December 31,          June 30,
                                                  2002                 2003
                                                  ----                 ----
                                                    (Dollars in millions)

Senior Facilities:
    Tranche A euro facility..................  $       -           $        -
    Tranche A U.S. dollar facility...........          -                    -
    Tranche B U.S. dollar facility...........        137                  137
    Revolving credit facility................         10                   12
                                                --------             --------
      Total Senior Facilities................        147                  149
Other European debt..........................          2                    1
Senior Notes:
    Senior Notes due 2012....................        550                  530
    Fair value of hedged debt obligations....          8                    -
    Unamortized bond premium.................          6                    6
                                                --------             --------
      Total Senior Notes.....................        564                  536
                                                --------             --------
         Total...............................  $     713           $      686
                                                ========             ========

        Debt for Equity Exchange

        In June 2003, we exchanged $20 million aggregate principal amount of Senior Notes, plus accrued interest of approximately $1 million, for 3,800,758 shares of common stock. These exchanges resulted in a net gain of approximately $1 million in the 2003 second quarter which has been recorded in other (income) expense, net. As a result of these exchanges, we accelerated certain amortization of swap proceeds (see Note 6) and recorded approximately $2 million as a

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


credit against interest expense. See Note 11 regarding additional debt for equity exchanges during July and August 2003.

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

        On May 6, 2002, GrafTech Finance issued $150 million aggregate principal amount of additional Senior Notes at a purchase price of 104.5% of principal amount, plus accrued interest from February 15, 2002, under the same Indenture pursuant to which it issued the Senior Notes in February 2002. All of the Senior Notes constitute one class of debt securities under the Indenture. The additional Senior Notes bear interest at the same rate and mature on the same date as the Senior Notes issued in February 2002. The $7 million premium received upon issuance of the additional Senior Notes was added to the principal amount of the Senior Notes shown on the Consolidated Balance Sheets and is amortized (as a credit to interest expense) over the term of the additional Senior Notes. As a result of our receipt of such premium, the effective annual interest rate on the additional Senior Notes is about 9.5%.

        Except as described below, GrafTech Finance may not redeem the Senior Notes prior to February 15, 2007. On or after that date, GrafTech Finance may redeem the Senior Notes, in whole or in part, at specified redemption prices beginning at 105.125% of the principal amount redeemed for the year commencing February 15, 2007 and reducing to 100.00% of the principal amount redeemed for the years commencing February 15, 2010 and thereafter, in each case plus accrued and unpaid interest to the redemption date.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        Unsecured intercompany term notes in an aggregate principal amount at June 30, 2003 equal to $485 million (based on currency exchange rates in effect at June 30, 2003) and

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


guarantees of those unsecured intercompany term notes issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at June 30, 2003 equals $391 million (based on currency exchange rates in effect at June 30, 2003), or about 74% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at June 30, 2003 of $94 million (based on currency exchange rates in effect at June 30, 2003), and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities and the holders of the Senior Notes) of GrafTech Finance, as their interests may appear. The Senior Notes contain provisions restricting, subject to certain exceptions, the pledge of those unsecured intercompany term notes to secure any debt or obligation unless they are equally and ratably pledged to secure the Senior Notes for so long as such other pledge continues in effect.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


million; judgment defaults in excess of $10 million to the extent not covered by insurance; and certain events of bankruptcy.

        The Senior Notes contain provisions as to legal defeasance and covenant defeasance.

        Senior Facilities

        The Senior Facilities consist of:

          o A Tranche A Facility which provided for initial term loans of $137 million and (euro)161 million to GrafTech Finance. At June 30, 2003, the Tranche A Facility had been fully repaid and terminated.

          o A Tranche B Facility providing for initial term loans of $350 million to GrafTech Finance. At June 30, 2003, the principal amount of term loans outstanding under the Tranche B Facility was $137 million, all of the scheduled principal payments of which are due in 2007.

          o A Revolving Facility providing for dollar and euro-denominated revolving and swing line loans to, and the issuance of dollar-denominated letters of credit for the account of, GrafTech Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed, initially,(euro)250 million and, at June 30, 2003, (euro)200 million ((euro)25 million of which can only be used to pay or secure payment of the fine assessed by the EU Competition Commission). The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than $75 million (which $75 million is reduced by the amount of certain debt (excluding the Senior Notes) incurred by us that is not incurred under the Senior Facilities ($12 million of which debt was outstanding at June 30, 2003)).

        We are generally required to make mandatory prepayments in the amount of:

          o Either 75% or 50% (depending on our net debt leverage ratio, which is the ratio of our net debt to our EBITDA (as defined in the Senior Facilities)) of excess cash flow. The obligation to make these prepayments, if any, arises after the end of each year with respect to adjusted excess cash flow during the prior year;

          o 100% of the net proceeds of certain asset sales or incurrence of certain indebtedness; and

          o 50% of the net proceeds of the issuance of certain GTI equity securities.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        At June 30, 2003, the interest rate applicable to the Revolving Facility is, at our option, either euro LIBOR plus a margin ranging from 1.375% to 3.375% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.375% to 2.375% (depending on our leverage ratio). At June 30, 2003, the interest rate applicable to the Tranche B Facility is, at our option, either euro LIBOR plus a margin ranging from 2.875% to 3.625% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.875% to 2.625% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by JP Morgan Chase Bank or the federal funds effective rate, plus 0.50%. GrafTech Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. At June 30, 2003, the

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


interest rates on outstanding debt under the Senior Facilities were: Tranche B Facility, 5.0%; and dollar-denominated borrowings under the Revolving Facility, 4.8%. The weighted average interest rate on the Senior Facilities was 5.1% during the 2003 second quarter and 5.5% during the 2002 second quarter and 5.1% during the 2003 first half and 5.6% during the 2002 first half.

        The Senior Facilities contain a number of significant covenants that, among other things, significantly restrict our ability to sell assets, incur additional debt, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into sale and lease back transactions, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make intercompany dividend payments to GTI, pay intercompany debt owed to GTI, engage in transactions with affiliates, pay dividends to stockholders of GTI or make other restricted payments and that otherwise significantly restrict corporate activities. In addition, we are required to comply with financial covenants relating to specified minimum interest coverage ratios and maximum net senior secured debt leverage ratios (which is the ratio of our net senior secured debt to our EBITDA (as defined in the Senior Facilities)), which become more restrictive over time, beginning September 30, 2003.

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

        Certain Amendments to Senior Facilities

        In February 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $400 million aggregate principal amount of Senior Notes. The amendment also changed the manner in which net debt and EBITDA (as defined in the Senior Facilities) are calculated for financial covenant purposes with respect to certain expenses incurred in connection with the lawsuit initiated by us against our former parents and any letter of credit issued to secure payment of the antitrust fine assessed against us by the EU Competition Authority. In connection therewith, we paid an amendment fee of $1 million and the margin that is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by
37.5 basis points.

        In May 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $150 million aggregate principal amount of Senior Notes. In connection with this

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amendment, our maximum permitted leverage ratio was changed to measure the ratio of net senior secured debt to EBITDA (as defined in the Senior Facilities) as against new specified amounts. Our interest coverage ratio was also changed. We believe that these changed ratios provide us with greater flexibility. In addition, the amendment reduced the maximum amount available under the Revolving Facility to (euro)200 million from (euro)250 million ((euro)25 million of which can only be used to pay or secure payment of the fine assessed by the EU Competition Authority) and reduced the basket for certain debt incurred by us that is not incurred under the Senior Facilities (excluding the Senior Notes) to $75 million from $130 million ($11 million of which debt was outstanding at June 30, 2003). In connection with the amendment and a consent to amend the Senior Notes to permit such issuance, we paid fees and costs of $1 million.

        Leverage

        We are highly leveraged and, as discussed in Note 7, have substantial obligations in connection with antitrust investigations, lawsuits and claims (in respect of which we have an unfunded reserve totaling $94 million). We had total debt of $709 million (including $6 million for unamortized bond premium) and a stockholders' deficit of $349 million at June 30, 2003. A substantial portion of our debt has variable interest rates or has been effectively converted from a fixed rate obligation to a variable rate obligation pursuant to interest rate management initiatives. We typically discount or factor a portion of our accounts receivable. In the 2003 first half, certain of our subsidiaries sold receivables totaling $96 million. In addition, if we are required to pay or issue a letter of credit to secure payment of the fine assessed by the antitrust enforcement authority of the European Union (the "EU COMPETITION AUTHORITY") pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under, or the letter of credit would constitute a borrowing under, the Revolving Facility.

        We use, and are dependent on, funds available under the Revolving Facility as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. As a result, we are dependent upon continued compliance with the financial covenants under the Senior Facilities. In addition, while the Revolving Facility provides for maximum borrowings of up to
(euro)200 million ($230 million, based on currency exchange rates in effect at June 30, 2003), our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities.

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

        Our ability to service our debt as it comes due, including maintaining compliance with the financial covenants under the Senior Facilities, and to meet these and other obligations as

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

they come due is dependent on our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, developments in antitrust investigations, lawsuits and claims involving us and inflation in raw material, energy and other costs.

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

        As described above, we are dependent on the Revolving Facility and continuing compliance with the financial covenants under the Senior Facilities for liquidity. The Senior Facilities require us to, among other things, comply with financial covenants relating to specified minimum interest coverage and maximum net senior secured debt leverage ratios that become more restrictive over time. At June 30, 2003, we were in compliance with the financial covenants under the Senior Facilities. Based on our current business plan, we believe we will remain in compliance with the financial covenants for 2003. If we were to believe that we would not continue to comply with the financial covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)     FINANCIAL INSTRUMENTS

        We use derivative financial instruments for managing well-defined currency exchange rate risks and interest rate risks. We do not use derivative financial instruments for trading purposes.

        Foreign Currency Contracts

        The amount of foreign exchange contracts used by us to minimize foreign currency exposure was $56 million at December 31, 2002 and $17 million at June 30, 2003.

        Sale of Receivables

        Certain of our U.S. and foreign subsidiaries sold receivables of $96 million in the 2003 first half and $94 million in the 2002 first half. Receivables sold and remaining on the Consolidated Balance Sheets were $1 million at December 31, 2002 and nil at June 30, 2003.

        Interest Rate Risk Management

        We implement interest rate management initiatives to seek to optimize the risk profile of our portfolio of fixed and variable interest rate obligations and lower our effective interest costs. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities.

        Our interest rate swaps described below are designated as hedging the exposure to changes in the fair value of our related debt obligation (referred to as a fair value hedge). The gain or loss on the fair value hedge is recorded, together with the offsetting gain or loss on the debt obligation (sometimes referred to as the short-cut method), in the Consolidated Statements of Operations in the period of change in value.

        In the 2003 first quarter, we entered into an additional $200 million notional amount interest rate swap (bringing our total notional amount of swaps to $450 million) through the remaining term of the Senior Notes, effectively converting that amount of fixed rate debt to variable rate debt. Subsequently in the 2003 first quarter, we sold the entire $450 million notional amount of swaps for $10 million in cash. Following the sale of the swaps, in the 2003 first quarter, we entered into $350 million notional amount of interest rate swaps through the remaining term of the Senior Notes. Subsequently, in the 2003 second quarter, we entered into an additional $50 million notional amount interest rate swap (bringing our total notional amount of swaps to $400 million). The swaps reduced our interest expense by approximately $3 million during the 2003 second quarter and by approximately $6 million during the 2003 second half. Subsequently, we sold the total notional amount of $400 million of swaps to allow for the accelerated collection of $21 million in cash in the 2003 second quarter. The proceeds from the sale of the swaps are being amortized over the term of the Senior Notes and recorded as a credit against interest expense. See
Note 11 regarding additional interest rate swap transaction during July 2003.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        In the 2003 first quarter, we entered into interest rate caps for a notional amount of $300 million. In the 2003 second quarter, we also entered into additional interest rate caps for a notional amount of $200 million (bringing our total notional amount of caps to $500 million through August
2007).

        The adjustment for the fair value of the hedged debt obligation was $8 million at December 31, 2002 and nil at June 30, 2003 and has been recorded as part of other assets in the Consolidated Balance Sheets. The adjustment for the fair value of the interest rate caps was $2 million for the six months ended June 30, 2003, and has been recorded as a charge to other (income) expense, net, in the Consolidated Statements of Operations.

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

        Debt-Fair value of debt was approximately $586 million at December 31, 2002 and $669 million at June 30, 2003.

        Foreign currency contracts-Foreign currency contracts are carried at market value. The market value of the contracts was a loss of approximately $3 million at December 31, 2002 and a loss of approximately $2 million at June 30, 2003.

        Interest rate swaps-See "Interest Rate Risk Management."

(7)     CONTINGENCIES

        Antitrust Investigations

        In April 1998, pursuant to a plea agreement between the U.S. Department of Justice (the "DOJ") and GTI, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. The plea agreement was approved by the U.S. District Court for the Eastern District of Pennsylvania (the "DISTRICT COURT") and, as a result, under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. At our request, in January 2002, the payment schedule for the $60 million unpaid balance outstanding at that time

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


was revised to require a $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million, through January 2007. Beginning in 2004, the DOJ may ask the District Court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. At June 30, 2003, the statutory rate of interest was 1.09% per annum. Accrued interest will be payable together with each quarterly payment. The revised payment schedule has been approved by the District Court. All payments due have been timely paid.

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

        In January 2000, the EU Competition Authority issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. In July 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed a fine of (euro)50.4 million (about $58 million, based on exchange rates in effect at June 30, 2003) against us and assessed fines against seven other graphite electrode producers in amounts ranging up to
(euro)80.2 million. From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, our fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms with the EU Competition Authority. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the Court of First Instance of the European Communities in Luxembourg (the "COURT") challenging the amount of the fine. In July 2003, the Court heard oral argument on this appeal and we are awaiting its decision. The fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We have had discussions with the EU Competition Authority regarding the appropriate form of collateral security during the pendency of the appeal. If the EU Competition

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Authority seeks to require payment of the fine or provision of collateral security therefor, we may file an interim appeal to the Court to waive or modify such requirement. We cannot predict how or when the Court would rule on such an interim appeal.

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

        Antitrust Lawsuits

        Through June 30, 2003, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes. One of the settlements also covers the actual and respective potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments due have been timely paid.

        In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the District Court. In March 2002, we were served with another complaint commencing a separate civil antitrust lawsuit in the District Court. These lawsuits are called the "FOREIGN CUSTOMER LAWSUITS." The first complaint, entitled Ferromin International Trade Corporation, et al. v. UCAR International Inc., et al., was filed by 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP New Zealand Ltd. et al. v. UCAR International Inc., et al. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled Saudi Iron and Steel Company v. UCAR International Inc., et al., was filed by a steelmaker who is located outside the U.S. The fourth complaint, entitled Arbed, S.A., et al. v. Mitsubishi Corporation, et al., was filed by 5 steelmakers, all of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs' claims. Appeals have been filed by the plaintiffs and the defendants with the U.S. Court of Appeals for the Third Circuit with regard to these dismissals. The U.S. Court of Appeals for the Third Circuit heard oral argument on these appeals on March 11, 2003, and we are awaiting its decision. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. We filed a motion to stay the lawsuit commenced by the fourth complaint pending resolution of appeals in the other foreign customer lawsuits and such motion was granted in July 2002.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        In December 2002 and January 2003, we and other producers of bulk graphite were served with two complaints commencing two civil class action antitrust lawsuits. The first complaint, filed in the U.S. District Court for the District of New Jersey, is entitled Industrial Graphite Products, Inc. v. Carbone Lorraine North America Corporation, et al. The second complaint, filed in the same court, is entitled Ceradyne, Inc. v. Carbone Lorraine North America Corporation, et al. In February 2003, we learned that a class action complaint commencing a civil class action antitrust lawsuit had been filed against us and other producers of bulk graphite in the District Court entitled General Refractories Company v. GrafTech International Ltd., et al. In March 2003, this lawsuit was dismissed by the District Court without prejudice. In March 2003, we learned that two complaints commencing civil class action antitrust lawsuits had been filed against us and other producers of bulk graphite in the U.S. District Court for the District of New Jersey entitled General Refractories Company v. GrafTech International Ltd., et al. and Midwest Graphite Co., Inc. v. SGL Carbon, LLC, et al., respectively. The lawsuits commenced by the first, second, fourth and fifth complaints, along with a lawsuit commenced by a sixth complaint filed only against SGL Carbon, LLC, SGL Carbon A.G. and SGI Carbon GmbH, were subsequently consolidated or are subject to consolidation into a single lawsuit in the United States District Court for the District of New Jersey entitled In re: Bulk [Extruded] Graphite Products Antitrust Litigation (the "BULK GRAPHITE LAWSUITS"). In the bulk graphite lawsuits, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of bulk graphite and seek, among other things, an award of treble damages resulting from such alleged violations. In March 2003, we reached an agreement to settle the bulk graphite lawsuits. The guilty pleas and decisions described above do not relate to bulk graphite.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Antitrust Earnings Charges

        We have recorded pre-tax charges of $350 million against results of operations as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The reserve of $350 million is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. The fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charge of $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at June 30, 2003, $350 million represents our estimate of these liabilities and expenses. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

        Through June 30, 2003, we have paid an aggregate of $256 million of fines and net settlement and expense payments and $19 million of imputed interest. At June 30, 2003, $94 million remained in the reserve. The balance of the reserve is available for the fine payable to the DOJ (excluding imputed interest thereon), the fine assessed by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments payable to the DOJ for imputed interest at June 30, 2003 was nil.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through June 30, 2003, we had incurred about $5 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

(8) FINANCIAL INFORMATION ABOUT THE PARENT, THE ISSUER, THE GUARANTORS AND THE SUBSIDIARIES WHOSE SECURITIES SECURE THE SENIOR NOTES AND RELATED GUARANTEES

        On February 15, 2002, GrafTech Finance (the "ISSUER") issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. The Senior Notes have been guaranteed on a senior basis by GTI (the "PARENT") and GrafTech Global, UCAR Carbon and other subsidiaries holding a substantial majority of our U.S. assets, which subsidiaries are UCAR International Holdings Inc., UCAR International Trading Inc., UCAR Carbon Technology LLC, UCAR Composites Inc. and UCAR Holdings III Inc. The guarantors (other than the Parent) are collectively called the "U.S. GUARANTORS." The guarantees of the U.S. Guarantors are unsecured, except that the guarantee of

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


UCAR Carbon has been secured by a pledge of all of our shares of AET, but in no event will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes. All of the guarantees are full, unconditional and joint and several, and the Issuer and each of the U.S. Guarantors are 100% owned by the Parent. If a U.S. Guarantor makes a payment under its guarantee, it would have the right under certain circumstances to seek contribution from the other U.S. Guarantors. Payment under the guarantees could be required immediately upon the occurrence of an event of default under the Senior Notes. AET and our other subsidiaries, which are not guarantors, are called the "NON-GUARANTORS." The following table sets forth condensed consolidating balance sheets at December 31, 2002 and June 30, 2003 and condensed consolidating statements of operations and cash flows for the three months and six months ended June 30, 2002 and 2003 of the Parent, the Issuer, the U.S. Guarantors and the Non-Guarantors. Provisions in the Senior Facilities restrict the payment of dividends by our subsidiaries to the Parent. At June 30, 2003, retained earnings of our subsidiaries subject to such restrictions were approximately $482 million. Investments in subsidiary companies are recorded on the equity basis.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                AT JUNE 30, 2003
                                   (Unaudited)


                                                                       June 30, 2003
                                                                       -------------
                                                                     U.S.       Non-
                                              Parent      Issuer  Guarantors  Guarantors Eliminations Consolidated
                                              ------      ------  ----------  ---------- ------------ ------------
                                                                   (Dollars in millions)

                   ASSETS

  CURRENT ASSETS:
     Cash and cash equivalents.............  $      -    $       -   $       2  $      5   $       1   $      8
     Notes and accounts receivable.........         1          827         448       122      (1,279)       119
     Inventories:
         Raw materials and supplies........         -            -           2        44          (1)        45
         Work in process...................         -            -          29        90           1        120
         Finished goods....................         -            -           8        24          (3)        29
                                              -------     --------    --------   -------    --------    -------
                                                    1            -          39       158          (3)       194
     Prepaid  expenses and deferred  income
       taxes...............................         -            4          11        14          (2)        27
     Assets of discontinued operations.....         -            -          17         -         (17)         -
                                              -------     --------    --------   -------    --------    -------
         Total current assets..............         1          831         517       299      (1,300)       348
                                              -------     --------    --------   -------    --------    -------
  Property, plant and equipment............         -            -         301       773          (4)     1,070
  Less:  accumulated depreciation..........         -            -        (260)     (481)         (1)      (742)
                                              -------     --------    --------   -------    --------    -------
     Net fixed assets......................         -            -          41       292          (5)       328
                                              -------     --------    --------   -------    --------    -------
  Deferred income taxes and other assets...        21           24         (77)      127         148        243
                                              -------     --------    --------   -------    --------    -------
     Total assets..........................  $     22    $     855   $     481  $    718   $  (1,157)  $    919
                                              =======     ========    ========   =======    ========    =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)

  CURRENT LIABILITIES:
     Accounts payable......................  $     42    $      26   $      48  $     87   $     (98)  $    105
     Short-term debt.......................       389            -         224       586       (1176)        23
     Accrued income and other taxes........        (8)          22          (4)       22           -         32
     Other accrued liabilities.............         -            -          74        39         (37)        76
     Liabilities of discontinued operations         -            -           5         -          (2)         3
                                              -------     --------    --------   -------    --------    -------
         Total current liabilities.........       423           48         347       734      (1,313)       239
                                              -------     --------    --------   -------    --------    -------
  Long-term debt...........................       (20)         704           -         2           -        686
  Other long-term obligations..............         -           38         190        47           -        275
  Deferred income taxes....................         -          (12)          -        37          14         39
  Minority stockholders' equity in
    consolidated entities..................         -            -           -        28           1         29
  Stockholders' equity (deficit)...........      (381)          77         (56)     (130)        141       (349)
                                              -------     --------    --------   -------    --------    -------
     Total  liabilities  and  stockholders'
       equity (deficit)....................  $     22    $     855   $     481  $    718   $  (1,157)  $    919
                                              =======     ========    ========   =======    ========    =======

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AT DECEMBER 31, 2002


                                                                     December 31, 2002
                                                                     -----------------
                                                                       U.S.       Non-
                                              Parent      Issuer    Guarantors  Guarantors Eliminations Consolidated
                                              ------      ------    ----------  ---------- ------------ ------------
                                                                   (Dollars in millions)
                   ASSETS

  CURRENT ASSETS:
     Cash and cash equivalents.............  $      -    $       -   $       4  $      7   $       -   $     11
     Notes and accounts receivable, net....         -          752         466       255      (1,369)       104
     Inventories:
         Raw materials and supplies........         -            -           2        38          (1)        39
         Work in process...................         -            -          30        71           1        102
         Finished goods....................         -            -          10        23          (3)        30
                                              -------     --------    --------   -------    --------    -------
                                                    -            -          42       132          (3)       171
     Prepaid expenses and deferred income
       taxes...............................         -            -           8        13           -         21
     Assets of discontinued operations.....         -            -          14         -           -         14
                                              -------     --------    --------   -------    --------    -------
         Total current assets..............         -          752         534       407      (1,372)       321
     Net fixed assets......................         -            -          36       268          (4)       300
  Deferred income taxes and other assets...        47           34         (33)      120          70        238
                                              -------     --------    --------   -------    --------    -------
     Total assets..........................  $     47    $     786   $     537  $    795   $  (1,306)  $    859
                                              =======     ========    ========   =======    ========    =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)

  CURRENT LIABILITIES:
     Accounts payable......................  $     21    $      26   $      30  $     89   $     (61)$      105
     Short-term debt.......................       416            -         231       668      (1,297)        18
     Accrued income and other taxes........       (24)          (3)         36        18          (4)        23
     Other accrued liabilities.............         -            -          36        39         (18)        57
     Liabilities of discontinued operations         -            -           3         -           -          3
                                              -------     --------    --------   -------    --------    -------
         Total current liabilities.........       413           23         336       814      (1,380)       206
                                              -------     --------    --------   -------    --------    -------
  Long-term debt...........................         -          711           -         2           -        713
  Other long-term obligations..............         -            9         203        45           1        258
  Deferred income taxes....................         -           (5)         (1)       36           3         33
  Minority stockholders' equity in
    consolidated entities..................         -            -           -        30           -         30
  Stockholders' equity (deficit)...........      (366)          48          (1)     (132)         70       (381)
                                              -------     --------    --------   -------    --------    -------
     Total liabilities and stockholders'
       equity (deficit)....................  $     47    $     786   $     537  $    795   $  (1,306)  $    859
                                              =======     ========    ========   =======    ========    =======


                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2003
                                   (Unaudited)

                                                              Three Months Ended June 30, 2002
                                                              --------------------------------
                                                                      U.S.      Non-
                                             Parent       Issuer   Guarantors Guarantors Eliminations Consolidated
                                             ------       ------   ---------- ---------- ------------ ------------
                                                                    (Dollars in millions)

Net sales..................................  $      -    $       -   $      59  $    133   $    (35)  $     157
Cost of sales..............................         -            -          49       103        (30)        122
                                              -------     --------    --------   -------    -------    --------
  Gross profit.............................         -            -          10        30         (5)         35
R&D, SG&A, global realignment and related
  expenses, restructuring charge and
  impairment loss of long-lived and other
  assets, and other expenses...............         5          (16)        (91)       19        113          30
Interest income............................         -          (12)         (6)        -         18           -
Interest expense...........................         6           16           4         9        (18)         17
                                              -------     --------    --------   -------    -------    --------
  Income (loss) before provision for
    income taxes...........................       (11)          12         103         2       (118)        (11)
Provision for (benefit from) income taxes..        (4)           4         (13)        8          -          (5)
                                              -------     --------    --------   -------    -------    --------
  Income (loss) of consolidated entities
    from continuing operations.............        (7)           8         116        (6)      (118)         (6)
Minority stockholders' share of income.....         -            -           -         -          -           -
Income from discontinued operations........         -            -           -         -          -           -
Equity in earnings of subsidiaries.........         -            -         124         -       (124)          -
                                              -------     --------    --------   -------    -------    --------
     Net income (loss).....................  $     (7)   $       8   $      (8) $     (6)  $      6   $      (7)
                                              =======     ========    ========   =======    =======    ========


                                                              Three Months Ended June 30, 2003
                                                              --------------------------------
                                                                      U.S.      Non-
                                             Parent       Issuer   Guarantors Guarantors Eliminations Consolidated
                                             ------       ------   ---------- ---------- ------------ ------------
                                                                    (Dollars in millions)

Net sales..................................  $      -    $       -   $      64  $    156   $    (39)  $     181
Cost of sales..............................         -            -          54       123        (39)        138
                                              -------     --------    --------   -------    -------    --------
  Gross profit.............................         -            -          10        33          -          43
R&D, SG&A, global realignment and related
  expenses, restructuring charge and
  impairment loss of long-lived and other
  assets, and other expenses...............         -          (18)         17        19          -          18
Interest income............................         -          (17)          -         1         16           -
Interest expense...........................        10           13           -         6        (16)         13
                                              -------     --------    --------   -------    -------    --------
  Income (loss) before provision for
    income taxes...........................       (10)          22          (7)        7          -          12
Provision for (benefit from) income taxes..        (4)          12          (5)        2          -           5
                                              -------     --------    --------   -------    -------    --------
  Income (loss) of consolidated entities
    from continuing operations.............        (6)          10          (2)        5          -           7
Minority stockholders' share of income.....         -            -           -         1          -           1
Income from discontinued operations........         -            -           -         -          -           -
Gain on the sale of discontinued operations         -            -           1         -          -           1
Equity in earnings of subsidiaries.........       (13)           -          (4)        4         17           -
                                              -------     --------    --------   -------    -------    --------
     Net income (loss).....................  $      7    $      10   $       3  $      4   $    (17)  $       7
                                              =======     ========    ========   =======    =======    ========


                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003
                                   (Unaudited)


                                                               Six Months Ended June 30, 2002
                                                               ------------------------------
                                                                      U.S.      Non-
                                             Parent       Issuer   Guarantors Guarantors Eliminations Consolidated
                                             ------       ------   ---------- ---------- ------------ ------------
                                                                    (Dollars in millions)

Net sales..................................  $      -    $       -   $     108  $    252   $    (69)  $     291
Cost of sales..............................         -            -          91       195        (60)        226
                                              -------     --------    --------   -------    -------    --------
  Gross profit.............................         -            -          17        57         (9)         65
R&D, SG&A, global realignment and related
  expenses, restructuring charge and
  impairment loss of long-lived and other
  assets, and other expenses...............         5          (15)       (103)       39        131          57
Interest income............................         -          (24)        (12)       (4)        40           -
Interest expense...........................        12           32           9        17        (40)         30
                                              -------     --------    --------   -------    -------    --------
  Income (loss) before provision for              (17)           7         123         5       (140)        (22)
    income taxes...........................
Provision for (benefit from) income taxes..        (6)           4         (26)       17          -         (11)
                                              -------     --------    --------   -------    -------    --------
  Income (loss) of consolidated entities
    from continuing operations.............       (11)           3         149       (12)      (140)        (11)
Minority stockholders' share of income.....         -            -           -         1          -           1
Income from discontinued operations........         -            -           1         -          -           1
Equity in earnings of subsidiaries.........         -            -         153         -       (153)          -
                                              -------     --------    --------   -------    -------    --------
     Net income (loss).....................  $    (11)   $       3   $      (3) $    (13)  $     13   $     (11)
                                              =======     ========    ========   =======    =======    ========



                                                                Six Months Ended June 30, 2003
                                                                ------------------------------
                                                                      U.S.      Non-
                                             Parent       Issuer   Guarantors Guarantors Eliminations Consolidated
                                             ------       ------   ---------- ---------- ------------ ------------
                                                                    (Dollars in millions)

Net sales..................................  $      -    $       -   $     122  $    306   $    (77)  $     351
Cost of sales..............................         -            -         102       244        (77)        269
                                              -------     --------    --------   -------    -------    --------
  Gross profit.............................         -            -          20        62          -          82
R&D, SG&A, global realignment and related
  expenses, restructuring charge and
  impairment loss of long-lived and other
  assets and other expenses................         1          (13)         52        17          -          57
Interest income............................         -          (33)          -         -         33           -
Interest expense...........................        20           26           -        14        (33)         27
                                              -------     --------    --------   -------    -------    --------
  Income (loss) before provision for
    income taxes...........................       (21)          20         (32)       31          -          (2)
Provision for (benefit from) income taxes..        (8)          15         (13)        7          -           1
                                              -------     --------    --------   -------    -------    --------
  Income (loss) of consolidated entities
    from continuing operations.............       (13)           5         (19)       24          -          (3)
Minority stockholders' share of income.....         -            -           -         1          -           1
Income from discontinued operations........         -            -           1         -          -           1
Gain on the sale of discontinued operations         -            -           1         -          -           1
Equity in earnings of subsidiaries.........       (11)           -         (23)        -         34           -
                                              -------     --------    --------   -------    -------    --------
     Net income (loss).....................  $     (2)   $       5   $       6  $     23   $    (34)  $      (2)
                                              =======     ========    ========   =======    =======    ========


                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003
                                   (Unaudited)


                                                               Six Months Ended June 30, 2002
                                                               ------------------------------
                                                                      U.S.      Non-
                                             Parent       Issuer   Guarantors Guarantors Eliminations Consolidated
                                             ------       ------   ---------- ---------- ------------ ------------
                                                                    (Dollars in millions)

Net cash provided by (used in) operating
   activities from continuing operations.    $    (23)   $      70   $     109  $   (243)  $     51   $     (36)
Net cash provided by (used in) operating
   activities from discontinuing
   operations............................           -            -           -         -          -           -
                                              -------     --------    --------   -------    -------    --------
Net cash used in operating activities....         (23)          70         109      (243)        51         (36)
Net cash provided by (used in) investing
   activities............................           -          133          92       255       (500)        (20)
Net cash provided by (used in) financing
   activities............................          23         (209)       (207)       10        449          66
                                              -------     --------    --------   -------    -------    --------
Net increase (decrease) in cash and cash
   equivalents...........................           -           (6)         (6)       22          -          10
Effect of exchange rate changes on cash
   and cash equivalents..................           -            -           -         3          -           3
Cash and cash equivalents at beginning                                                            -
   of period.............................           -           16           8        14                     38
                                              -------     --------    --------   -------    -------    --------
Cash and cash equivalents at end of
   period................................    $      -    $      10   $       2  $     39   $      -   $      51
                                              =======     ========    ========   =======    =======    ========



                                                               Six Months Ended June 30, 2003
                                                               ------------------------------
                                                                      U.S.      Non-
                                             Parent       Issuer   Guarantors Guarantors Eliminations Consolidated
                                             ------       ------   ---------- ---------- ------------ ------------
                                                                    (Dollars in millions)

Net cash provided by (used in) operating
   activities from continuing operations.    $     27    $      33   $     (16) $    (54)  $    (16)  $     (26)
Net cash provided by (used in) operating
   activities from discontinuing
   operations............................           -            -           1         -          -           1
                                              -------     --------    --------   -------    -------    --------
Net cash provided by (used in) operating
   activities............................          27           33         (15)      (54)       (16)        (25)
Net cash used in investing activities
   from continuing operations............           -            -         (20)        -          -         (20)
Proceeds from sale of discontinued                                                                -
   operations............................           -            -          15         -                     15
Net cash provided by (used in) investing
   activities............................           -          (60)         20       137       (102)         (5)
Net cash provided by (used in) financing
   activities............................         (27)          27          (7)      (85)       119          27
                                              -------     --------    --------   -------    -------    --------
Net increase (decrease) in cash and cash
   equivalents...........................           -            -          (2)       (2)         1          (3)
Effect of exchange rate changes on cash
   and cash equivalents..................           -            -           -         -          -           -
Cash and cash equivalents at beginning
   of period.............................           -            -           4         7          -          11
                                              -------     --------    --------   -------    -------    --------
Cash and cash equivalents at end of
   period................................    $      -    $       -   $       2  $      5   $      1   $       8
                                              =======     ========    ========   =======    =======    ========


                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Unsecured intercompany term notes in an aggregate principal amount, at June 30, 2003, equal to $485 million (based on currency exchange rates in effect at June 30, 2003), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes.

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

(9)     OTHER (INCOME) EXPENSE, NET

        The following table presents an analysis of other (income) expense, net.

                                                     Six Months Ended
                                                          June 30
                                                          -------
                                                    2002           2003
                                                    ----           ----

Interest income............................      $    (2)       $     -
Currency gains.............................          (20)           (19)
Bank and other financing fees..............            2              2
Fair value adjustment on interest rate
  caps.....................................            -              2
Write-off of capitalized bank fees.........            4              -
Legal fees (not related to antitrust
  investigations and related lawsuits
  and claims)..............................            2              2
Global realignment.........................            3              -
Gain on Senior Note for common stock
  exchange.................................            -             (1)
Relocation expenses........................            -              1
Other......................................            2              3
                                                  ------         ------
   Total other (income) expense, net.......      $    (9)       $   (10)
                                                  ======         ======

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        We have intercompany loans between GrafTech Finance and some of our other subsidiaries. Some of these loans are denominated in currencies other than the dollar and, accordingly, are subject to translation gains and losses due to changes in currency exchange rates. Some of these intercompany loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are reflected in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The remaining intercompany loans are expected to be repaid in the foreseeable future and, as a result, translation gains and losses on these loans are reflected in other (income) expense, net on the Consolidated Statement of Operations. The translation gains and losses on these loans were a net gain of $18 million and $16 million in the 2002 first half and the 2003 first half, respectively, and are included in the line entitled "currency gains" in the preceding table.

        In the 2002 first half, we recorded an extraordinary charge of $4 million ($3 million, net of tax) for the write-off of capitalized fees associated with the term loans under Tranche A and B Facilities repaid with the net proceeds from the issuance of Senior Notes. This amount has been reclassified and included as other (income) expense, net, for the six months ended June 30, 2002 in accordance with SFAS No. 145 relating to SFAS No. 4.

        In 2002, we substantially completed the realignment of our foreign subsidiaries, which resulted in tax savings. The expenses incurred to implement the realignment (which are referred to as global realignment and related expenses) have been classified into other (income) expense, net.

(10)    DISCONTINUED OPERATIONS

        In June 2003, we sold certain assets and operations of our non-strategic composite tooling business to a third party for approximately $17 million, including an approximately $2 million working capital adjustment. We received $15 million in cash prior to June 30, 2003. We recorded an approximately $1 million (net of tax) gain related to the sale. As a result, the composite tooling business is reflected as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We reflected prior year results of the composite tooling business as a discontinued operation on the Consolidated Statements of Operations.

        The following table sets forth the results of the discontinued operation.

                                          Year Ended         Six Months Ended
                                      December 31, 2002       June 30, 2003
                                      -----------------       -------------
                                              (Dollars in millions)

Net sales.........................            $17                  $ 9
Income before provision for
  income taxes....................            $ 2                  $ 1

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        In addition, the assets and liabilities of the discontinued operation have been presented separately in the Consolidated Balance Sheets. The amounts at December 31, 2002 have been reclassified to conform to the June 30, 2003 presentation.

        The following table sets forth the assets and liabilities of the discontinued operation.

                                           December 31, 2002       June 30, 2003
                                           -----------------       -------------
                                                   (Dollars in millions)

Current assets..........................           $   6               $   -
Property, plant and equipment, net......               8                   -
                                                   -----               -----
    Total assets........................           $  14               $   -
                                                   =====               =====

Current liabilities.....................           $   3               $   3
                                                   -----               -----
    Total liabilities...................           $   3               $   3
                                                   =====               =====
(11)    SUBSEQUENT EVENT

        In July 2003, we entered into an additional interest rate swap for a notional amount of $500 million to effectively convert that amount of fixed rate debt to variable rate debt. As a result, our interest rate swaps currently relate to $500 million notional amount of debt in the aggregate.

        In July and August 2003, we exchanged $30 million aggregate principal amount of Senior Notes, plus accrued interest of approximately $1 million, for 5,404,329 shares of common stock.

        In July 2003, we adopted a long term incentive program. Under this program, we granted five and one-half-year options to certain officers and managers to purchase an aggregate of 2,921,500 shares of common stock at an exercise price equal to the fair market value at the date of grant. The options vest five years from the grant date and expire five months later. Accelerated vesting occurs if certain cash flow performance targets are achieved in each of 2003, 2004 and 2005.

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

PRESENTATION OF FINANCIAL, MARKET AND LEGAL DATA

        We present our financial information on a consolidated basis. This means that we consolidate financial information for all subsidiaries where our ownership is greater than 50%. As a result, the financial information for Carbone Savoie and AET is consolidated on each line of the Consolidated Financial Statements and the equity of the other owners in those subsidiaries is reflected on the lines entitled "minority stockholders' equity in consolidated entities" and "minority stockholders' share of income." We use the equity method to account for 50% or less owned interests.

        References to cost in the context of our low-cost supplier strategy do not include the impact of special or non-recurring charges, expenses or credits, such as those related to investigations, lawsuits or claims, restructurings or impairments, or the impact of changes in accounting principles.

        The legal and tax restructuring and global realignment mentioned in this Report are part of the corporate realignment of our subsidiaries. The tax benefits from the realignment (which are called tax benefits from legal and tax restructuring) have been recorded separately from expenses to implement the realignment (which are called global realignment and related expenses).

        All cost savings and reductions relating to our 2002 major cost savings plan are estimates or targets based on a comparison to costs in 2001 (and assuming no change in currency exchange rates from the average rates we used to prepare the Consolidated Financial Statements at and for the year ended December 31, 2001 and no change in annual graphite electrode production volume). For these purposes, our average graphite electrode production cost per metric ton was determined based on annual graphite electrode production volume of about 180,000 metric tons, our annual overhead costs, together with research and development costs, were $90 million, our annual interest expense was $60 million and our effective income tax rate was 45% before taking into account the realignment of our subsidiaries.

        Neither any statement made in this Report nor any charge taken by us relating to any legal proceedings constitutes an admission as to any wrongdoing.

        Unless otherwise specifically noted, market and market share data in this Report are our own estimates. Market data relating to the steel industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


and internationally, are derived from publications by the International Iron and Steel Institute and other industry sources as well as assumptions made by us, based on such data and our knowledge of the industry. Market data relating to the fuel cell power generation industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from publications by securities analysts relating to Ballard Power Systems Inc., other industry sources and public filings, press releases and other public documents of Ballard Power Systems as well as assumptions made by us, based on such data and our knowledge of the industry. Market and market share data relating to the graphite and carbon industry as well as cost information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of the industry. Although we are not aware of any misstatements regarding any industry or market share data, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under "Forward-Looking Statements and Risks." We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.

        Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.

        Unless otherwise noted, references to "MARKET SHARES" are based on sales volumes in 2002 and references to "MAJOR PRODUCT LINES" mean graphite electrodes, cathodes and natural graphite-based products.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

          o the possibility of delays in or failure to achieve widespread commercialization of proton exchange membranes ("PEM") fuel cells which use natural graphite materials

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


               and components or that manufacturers of PEM fuel cells may obtain those materials or components from other sources;

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

          o the occurrence of unanticipated events or circumstances relating to antitrust investigations, lawsuits or claims or to the lawsuit initiated by us against our former parents;

          o the possibility that expected cost savings from our 2002 major cost savings plan or our other cost savings efforts will not be fully realized;

          o the possibility that the anticipated benefits from the corporate realignment of our subsidiaries or the refinement of our organizational structure into three lines of business may be delayed or may not occur;

          o the possibility that our provision for income taxes and effective income tax rate (as distinguished from our tax payments) may fluctuate significantly based on changes in financial performance of subsidiaries in various countries, changes in estimates of future ability to use foreign tax credits, changes in tax laws and other factors;

          o the occurrence of unanticipated events or circumstances relating to health, safety or environmental compliance or remediation obligations or liabilities to third parties, labor relations, raw material or energy supplies, or strategic plans;

          o changes in interest rates, in currency exchange rates (including those impacting our euro-denominated antitrust liabilities or intercompany loans denominated in currencies other than U.S. dollars), in competitive conditions or in inflation affecting our raw material, energy or other costs;

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


          o the possibility of failure to satisfy conditions or milestones under, or occurrence of breach of terms of, our strategic alliances with Pechiney, Ballard, ConocoPhillips or others;

          o the possibility that changes in financial performance may affect our compliance with financial covenants or the amount of funds available for borrowing under the Senior Facilities; and

          o other risks and uncertainties, including those described elsewhere in this Report or in the Annual Report, as well as future decisions by us.

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

        We believe that our electrode and cathode businesses have the leading market shares in the world. We are a global business, selling our products and engineering and technical services in more than 70 countries. We have 13 manufacturing facilities strategically located in Brazil, Mexico, South Africa, France, Spain, Russia and the U.S. Our customers include industry leaders such as Nucor Corporation and Arcelor in steel, Alcoa Inc. and Pechiney in aluminum, Ballard Power Systems Inc. in fuel cells, Intel Corporation in electronics and MEMC Electronic Materials in semiconductors.

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

        In 2002, our businesses were organized around two operating divisions, our Graphite Power Systems Division, which included our graphite electrode and cathode businesses, and our Advanced Energy Technology Division, which included our natural graphite and advanced synthetic graphite and carbon materials businesses. In 2003, we further refined the organization of our businesses into three lines of business:

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

        We believe that our new organizational structure better aligns our advantaged manufacturing platform with market opportunities and enables accelerated decision-making to respond to those opportunities. Under this organizational structure, we are further streamlining our operations and revising our compensation programs to strengthen our business strategies. A main component of both our annual and long-term incentive compensation programs is a direct link between incentive compensation and the cash profitability of our businesses.

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

        Rationalization of graphite electrode manufacturing capacity. As part of the 2002 plan, we mothballed our graphite electrode manufacturing operations in Caserta, Italy during the 2002 first quarter, ahead of schedule. These operations had the capacity to manufacture 26,000 metric tons of graphite electrodes annually. After the shutdown of our graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee in the 2001 third quarter, these operations were our highest cost graphite electrode manufacturing operations. During the 2002 second quarter, we launched the expansion of our graphite electrode manufacturing facility in Monterrey, Mexico, which has increased its capacity from about 40,000 metric tons to about 60,000 metric tons annually. We completed 10,000 metric tons of expansion at this facility by the end of 2002. We completed the remaining 10,000 metric tons of expansion during the 2003 first quarter. The 2003 second quarter was the first full quarter of operation of the fully expanded capacity. We have also incrementally expanded graphite electrode manufacturing capacity at our other facilities. After the mothballing and expansions, our total annual graphite electrode manufacturing capacity remains about 210,000 metric tons.

        The mothballing of our graphite electrode manufacturing operations in Caserta, Italy resulted in a $7 million restructuring charge and a $27 million impairment loss on long-lived and other assets. These charges were recorded in the 2001 fourth quarter. In the 2002 first quarter, we recorded an additional $5 million restructuring charge that included the estimated pension, severance and other related employee benefit costs for the 102 employees affected by, and other costs related to, the mothballing. In the 2002 fourth quarter, we recorded an additional $1 million restructuring charge relating to a change in the estimate for the restructuring charges previously recorded.

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

        Effective March 31, 2003, we froze our qualified defined benefit plan for our remaining U.S. employees and closed our non-qualified U.S. defined benefit plan for the participating salaried workforce. The closure and settlement of our non-qualified defined benefit plan resulted in a $11 million restructuring charge in the 2003 first quarter.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


        We have terminated our executive life insurance program and, in the 2003 second quarter, liquidated the split dollar life insurance policies for executives for net cash proceeds of approximately $3 million.

        On June 25, 2003, we announced the termination of the early retiree medical plan for retirees under age 65, effective December 31, 2005. In addition, we will limit the amount of retiree's life insurance after December 31, 2004.

        Implementation of global work process changes. We continue to implement global business process transformation initiatives, including the streamlining of our organizational structure into three major lines of business, the consolidation and streamlining of order fulfillment, purchasing, finance and accounting, and human resource processes, along with the identification and implementation of outsourcing opportunities. Through June 30, 2003, our investment in these initiatives included about $11 million of consulting fees and internal costs and $13 million of capital expenditures, primarily for costs related to implementation of global information technology systems for advanced planning and scheduling software and global treasury management systems. We have evaluated every aspect of our supply chain and improved and continue to improve performance through realignment and standardization of supply chain processes and systems and improvement of interfaces with trading partners.

        Effective April 2001, we entered into a ten-year service contract with CGI Group Inc. ("CGI") valued at $75 million. Pursuant to this contract, CGI became the delivery arm for our global information technology service requirements, including the design and implementation of our global information and advanced manufacturing and demand planning processes, using J.D. Edwards software. Through this contract, we are seeking to transform our information technology service capability into an efficient, high quality enabler for our global supply chain initiatives as well as a contributor to our cost reduction activities. Under the outsourcing provisions of this contract, CGI manages our data center services, networks, desktops, telecommunications and legacy systems. Through this contract, we believe that we will be able to leverage the resources of CGI to assist us in achieving our information technology goals and our cost savings targets.

        In the 2002 third quarter, we entered into a ten year outsourcing contract with CGI valued at $36 million. Pursuant to this contract, CGI became the delivery arm for our finance and accounting business process services, including accounts receivable and accounts payable activities. CGI also provides various related analytical services such as general accounting, cost accounting and financial analysis activities. Through this contract, we believe that we will be able to further leverage the resources of CGI to assist us in achieving our cost savings targets.

        Under the 2002 plan, we implemented voluntary and selective severance programs. These programs were designed to compliment our global work process and organizational redesign. From 1998 through 2002, we reduced our global workforce by about 1,600 employees (or 30%). The voluntary and selective severance programs are expected to reduce our global workforce by up to an additional 200 employees (or about 5%). During the 2003 first quarter,

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


we substantially completed the U.S. voluntary and selective severance programs, resulting in a reduction of 103 U.S. employees, or 27% of the U.S. salaried workforce. As a result, we recorded an $8 million restructuring charge in the 2003 first quarter. We expect additional severance costs or charges associated with further global work process changes of approximately $6 million to occur over the next 12 to 18 months.

        Corporate realignment of our subsidiaries. The realignment of our foreign subsidiaries was substantially completed in the 2002 first half and has contributed and is expected to continue to contribute to the achievement of our targeted cost savings.

        Non-strategic asset sales. As part of the ongoing asset sale program, we sold our non-strategic composite tooling business based in Irvine, California in June 2003 for approximately $17 million, including an approximately $2 million working capital adjustment. We received $15 million in cash prior to June 30, 2003. We intend to continue to sell real estate, non-strategic businesses and certain other non-strategic assets over the next eighteen months. We anticipate that the aggregate estimated pre-tax, cash proceeds from these sales will total $25 million in 2003 and $75 million by the end of 2004.

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

        In April 2001, we entered into a graphite electrode production joint venture with Jilin in China. We are required to make capital contributions of $6 million of cash ($2 million of which has been contributed to date) plus technical assistance ($1 million of which has been contributed to date) for our 25% ownership interest in the joint venture. The successful implementation and completion of the parties' capital contributions to the joint venture is subject to the receipt of required Chinese governmental approvals and satisfaction of other conditions. During the 2002 fourth quarter, we recorded an impairment loss of $3 million associated with the investment in the joint venture. This impairment resulted from uncertainty about the completion and start-up of the joint venture facilities in China due to the effects that the challenging 2002 graphite electrode industry conditions had on Jilin. We continue to work closely with Jilin on production alternatives. However, we will make no further contributions to the joint venture until we have agreed upon production alternatives.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

        The scope of the expanded exclusive development and collaboration agreement includes natural graphite-based materials and components, including flow field plates and gas diffusion layers, for use in PEM fuel cells and PEM fuel cell systems for transportation, stationary and portable applications. The initial term of this agreement extends through 2011. Under the new supply agreement, we will be the exclusive manufacturer and supplier of natural graphite-based materials for Ballard Power Systems fuel cells and fuel cell systems. We will also be the exclusive manufacturer of natural graphite-based components, other than those components that Ballard Power Systems manufactures for itself. The initial term of this agreement, which contains customary terms and conditions, extends through 2016. We have the right to manufacture and sell, after agreed upon release dates, natural graphite-based materials and components for use in PEM fuel cells to other parties in the fuel cell industry.

GLOBAL ECONOMIC CONDITIONS AND OUTLOOK

        We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate.

        Over the past three years, we have faced challenging business conditions. Many of the customers in the markets that we serve have reduced production levels (which reduced demand and adversely impacted prices for products sold by us and our competitors), become less creditworthy, filed for bankruptcy protection or were acquired as part of the consolidation and rationalization trends within their industries. In order to seek to minimize our credit risks, we reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unrecovered trade receivables worldwide was only 0.2% of global net sales during the same period. In addition, we have been experiencing intense competition, particularly in the graphite electrode industry. Two of our competitors, one in the U.S. and one in Europe, have filed for bankruptcy protection. The competitor in the U.S. recently sold a portion of its graphite electrode capacity to a third party bidder in a bankruptcy auction process.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


        In March 2002, President Bush announced his decision to impose tariffs, of up to 30% initially and declining thereafter over a three year period, on most imported steel as part of a broader plan to rescue the financially troubled steel industry in the U.S. Several additional exemptions were granted in 2002 by the Bush administration. We believe that the tariffs are having a modest positive impact on electric arc furnace steel production in the U.S. While steel imported from Mexico is exempt from the tariffs, steel imported from Europe and Asia is not exempt. Steel production in those regions has been adversely impacted by the tariffs. The tariffs are expected to remain in place through 2004. Further, import duties in China on both steel and graphite electrodes have declined as a result of the admission of China to the World Trade Organization. We cannot predict whether and to what extent these developments will impact our global business over the long-term.

        Worldwide graphite electrode demand was very depressed in the 2002 first quarter, but rebounded from those depressed levels during the balance of 2002. We utilized virtually 100% of our graphite electrode manufacturing capacity during the last three quarters of 2002 and our volume of graphite electrodes sold increased about 4% in 2002 from 2001. Overall, we believe that worldwide graphite electrode demand increased modestly in 2002 as compared to 2001. While we attempted to implement increases in graphite electrode prices in 2002, we believe that graphite electrode pricing declined by about 10% (in average dollar terms) in 2002 as compared to 2001, driven by a supply/demand imbalance as well as global and industry economic conditions.

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

        2003 FIRST HALF. Global and regional economic conditions strengthened slightly in the 2003 first half. While steel production remained stable globally and was particularly strong in China, certain end markets for steel such as the automotive industry continued to be weak. We estimate that worldwide steel production was about 470 million metric tons in the 2003 first half. We estimate that total steel production in the 2003 second quarter was about 3% higher than in the 2003 first quarter, and in the 2003 first half was about 8% higher than in the 2002 first half. We estimate that electric arc furnace steel production fluctuated correspondingly. We operated our graphite electrode manufacturing capacity at very high levels, and estimate that industry wide graphite electrode manufacturing capacity utilization rate was over 95% in the 2003 first half.

        Graphite electrode price increases announced in the 2002 second half and early 2003 have been successfully implemented. We announced, effective for new orders placed after February 2003, price increases of (euro)100 per metric ton for our graphite electrodes sold in Europe, $200 per metric ton for our graphite electrodes sold in Asia, the Middle East, North Africa and

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


South America and $0.05 per pound for our graphite electrodes sold in the U.S. In June 2003, we announced the increase of graphite electrode prices in South Africa to an average price range of $2,500 to $2,600 per metric ton. The South African price increase represents the first price increase applicable to 2004 since annual contracts for South African graphite electrode orders run from July 1 to June 30. We also increased graphite electrode prices in Asia (except China) and the Middle East by $500 per metric ton, effective for all new orders beginning July 1, 2003. This price increase is expected to bring these regions in line with current spot market prices in the U.S. and Europe. In July 2003, we announced the increase of graphite electrode prices in North and South America to $2,600 per metric ton effective August 1, 2003. We cannot predict whether we will be able to maintain such price increases without adversely affecting sales volume.

        Demand for cathodes continued to remain strong during the 2003 first half due primarily to construction of new aluminum smelters using graphite cathodes. We used virtually 100% of our cathode manufacturing capacity in the 2003 first half. Demand for refractories was strong in the 2003 first half. Weak economic conditions resulted in relatively low demand and weak pricing in the 2003 first half for our other products sold to metals, transportation and other industries.

        OUTLOOK. We do not expect a significant and sustainable recovery in global economic conditions until the end of 2003, at the earliest. We believe that the rebound we have experienced in graphite electrode demand from the depressed level in early 2002 was primarily due to a correction from overly depressed conditions in the steel industry and an increase in our market share primarily due to the implementation of our strategies and the bankruptcy of two of our graphite electrode competitors. Our graphite electrode and cathode order books are virtually full for 2003. While we are encouraged by our graphite electrode and cathode order books and expect to operate at capacity to meet demand, we continue to monitor closely the steel and aluminum industries in light of global and regional economic conditions.

        Operation of our plants at capacity is expected to positively impact graphite electrode and cathode production costs in 2003 as compared to 2002, offset by higher energy, freight costs and the negative impact of net changes in currency exchange rates on costs. In addition, we also expect to benefit from the impact of our plant rationalization and other cost saving activities as well as increased economies of scale.

        We believe that business conditions for most of our products (other than graphite electrodes and cathodes) will remain challenging throughout 2003. In particular, demand for carbon electrodes in the U.S. and demand for advanced graphite material products used in semiconductor, telecommunication and electronic industries continues to be depressed. Accordingly, we expect the financial performance of our businesses selling those products to remain similar to 2002 levels. We will continue to seek to drive productivity improvements in these businesses through our cost savings activities.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


        We continue to focus on commercializing new technologies. In our natural graphite line of business, we are seeking to commercialize approximately 20 active eGRAF(TM) thermal management product development programs that are currently underway. Approximately half of these programs are already in the product testing phase.

        We implement interest rate management initiatives to seek to optimize the risk profile of our portfolio of fixed and variable interest rate obligations and lower our effective interest costs, as described under "Interest Rate Risk Management" in Note 6 to the Notes to Consolidated Financial Statements contained in this Report. We are targeting interest expense of approximately $50 million for 2003.

        We are targeting an effective income tax rate of 40% for 2003 and 35% for 2004.

        Our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in tax and fiscal policies by the U.S. and other governments, developments in the Middle East, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism, and changes in global and regional economic conditions.

FINANCING TRANSACTIONS

        On February 15, 2002, we completed an offering of $400 million aggregate principal amount of Senior Notes at a price of 100% of principal amount. On May 6, 2002, we completed an offering of $150 million aggregate principal amount of additional Senior Notes at a price of 104.5% of principal amount, plus accrued interest from February 15, 2002. The Senior Notes bear interest at an annual rate of 10.25% and mature in 2012.

        The net proceeds from the offering completed in February 2002 were $387 million. The net proceeds (excluding accrued interest paid by the purchasers of the Senior Notes) from the offering completed in May 2002 were $151 million. We used all of these net proceeds to reduce the balance outstanding under our revolving credit facility and to repay term loans under the Senior Facilities. We paid approximately $13 million of debt issuance costs related to the Senior Notes sold in February 2002 and $6 million related to the Senior Notes sold in May 2002. These costs are being amortized over the term of the Senior Notes. The $7 million premium received upon issuance of the additional Senior Notes issued in May 2002 is classified as long-term liability on the Consolidated Balance Sheets and amortized (as a credit to interest expense) over the term of the additional Senior Notes. As a result of our receipt of such premium, the effective annual interest rate on the additional Senior Notes is about 9.5%. We recorded an extraordinary charge of $3 million ($2 million, net of tax) in the 2002 first quarter and an extraordinary charge of $1 million ($1 million, net of tax) in the 2002 second quarter for write-off of capitalized fees associated with the term loans under Senior Facilities repaid with the net proceeds from the issuance of the Senior Notes. These extraordinary charges have been reclassified and included in other (income) expense, net in accordance with SFAS No. 145 relating to SFAS No. 4.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES



        Through August 14, 2003, we have exchanged $50 million aggregate principal amount of Senior Notes, plus accrued interest of $2 million, for approximately 9.2 million shares of common stock. These transactions resulted in a net gain of approximately $2 million, which has been recorded in other (income) expense, net.

LITIGATION AGAINST OUR FORMER PARENT COMPANIES INITIATED BY US

        In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation, to recover certain payments made to them in connection with our leveraged equity recapitalization in January 1995 as well as certain unjust receipts by them from their investments in us and damages for aiding and abetting breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion, including interest. The defendants have filed motions to dismiss this lawsuit. Oral hearings were held on those motions in the 2001 first quarter. The court has not ruled on these motions. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through June 30, 2003, we had incurred about $5 million of these legal expenses. This lawsuit is in its earliest stages, and the ultimate outcome of this lawsuit is subject to many uncertainties.

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

        In April 1998, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. At our request, in January 2002, the payment schedule for the $60 million unpaid balance outstanding at that time was revised to $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million through January 2007. The payments due in 2002 and 2003 were timely made. Beginning in 2004, the DOJ may ask the court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. At June 30, 2003, the statutory rate of interest was 1.09% per annum. Accrued interest will be payable together with each quarterly payment. Of the $110 million aggregate amount, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. In addition, in 1999,

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


2001 and 2002, investigations by the antitrust authorities in Canada, Japan and Korea were resolved.

        In January 2000, the EU Competition Authority alleged that we and other producers violated European antitrust laws in connection with the sale of graphite electrodes. In July 2001, that authority issued its decision regarding the allegations and assessed a fine of (euro)50.4 million ($58 million, based on currency exchange rates in effect at June 30, 2003) against GTI. As a result of our cooperation, this fine reflects a substantial reduction from the amount that otherwise would have been assessed. This decision has brought to a conclusion our last major antitrust liability.

        It is the policy of EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the court challenging the amount of the fine. In July 2003, the Court heard oral argument on this appeal and we are awaiting its decision. The fine or collateral security therefor would typically be required to be paid or provided at about the time the appeal was filed. We are currently in discussions with EU Competition Authority regarding the appropriate form of collateral security during the pendency of the appeal. If the results of these discussions are not acceptable to us, we may file an interim appeal to the court to waive the requirement for collateral security or to allow us to provide alternative security for payment. We cannot predict how or when the court would rule on such an interim appeal.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


sold to foreign customers. It is also possible that additional antitrust lawsuits and claims could be asserted against us in the U.S. or other jurisdictions.

        Through June 30, 2003, we have paid an aggregate of $256 million of fines and net settlement and expense payments and $19 million of imputed interest. At June 30, 2003, $94 million remained in the reserve. The balance of the reserve is available for the balance of the fine payable by us to the DOJ (excluding imputed interest thereon), the fine assessed against us by the EU Competition Authority and other matters. The aggregate amount of remaining committed payments payable to the DOJ for imputed interest at June 30, 2003 was nil.

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

RESULTS OF OPERATIONS

        Financial information for the 2003 first quarter and the 2002 first half has been restated to reflect our non-strategic composite tooling business, that was sold in June 2003, as discontinued operations rather than as part of our Other segment. The results of our discontinued operations were not material to our consolidated results of operations.

        THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2002. Net sales of $181 million in the 2003 second quarter represented a $24 million, or 15%, increase from net sales of $157 million in the 2002 second quarter, primarily due to higher graphite electrode prices and higher sales volumes of synthetic graphite and advanced carbon materials. Cost of sales of $138 million in the 2003 second quarter represented a $16 million, or 13%, increase from cost of sales of $122 million in the 2002 second quarter, primarily due to the higher sales volumes. Gross profit of $43 million in the 2003 second quarter represented a $8 million, or 23%, increase from gross profit of $35 million in the 2002 second quarter.

        Synthetic Graphite Segment. Net sales of $162 million in the 2003 second quarter represented a $20 million, or 14%, increase from net sales of $142 million in the 2002 second quarter, primarily due to higher average graphite electrodes sales revenue per metric ton and higher sales volumes of graphite electrodes. Volume of graphite electrodes sold was 50,600 metric tons in the 2003 second quarter as compared to 48,800 metric tons in the 2002 second quarter. The higher volume of graphite electrodes sold represented an increase of $4 million in net sales. The increase was a result of stronger demand for graphite electrodes primarily in the United States and Europe. Average sales revenue per metric ton of graphite electrodes in the

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


2003 second quarter was $2,347 as compared to the average in the 2002 second quarter of $2,095. The increase was primarily due to changes in currency exchange rates. The higher average sales revenue per metric ton represented an increase of $13 million in net sales. Net sales of cathodes increased in the 2003 second quarter by 11%, or $2 million, from net sales of $22 million in the 2002 second quarter.

        Cost of sales of $123 million in the 2003 second quarter represented a $13 million, or 12%, increase from cost of sales of $110 million in the 2002 second quarter, primarily due to the higher volumes of graphite electrodes. Gross profit in the 2003 second quarter was $39 million, or 21% or $7 million, higher than in the 2002 second quarter. The increase in gross profit was primarily due to higher graphite electrode net sales and improved productivity throughout the production network. These improvements were partially offset by higher energy costs, higher freight costs and the negative impact of net changes in currency exchange rates on costs. Gross margin was 23.8% of net sales in the 2003 second quarter, higher than the 22.6% of net sales in the 2002 second quarter.

        Other Segment. Net sales of $19 million in the 2003 second quarter represented a $4 million, or 27%, increase from net sales of $15 million in the 2002 second quarter, primarily due to increased net sales in our advanced carbon materials line of business. Cost of sales of $15 million in the 2003 second quarter represented a $3 million, or 25%, increase from cost of sales of $12 million in the 2002 second quarter. The increase in cost of sales was primarily related to higher sales volumes sold in our advanced carbon materials line of business and higher energy costs, primarily natural gas. Gross profit in the 2003 second quarter was $4 million (a gross margin of 24.3% of net sales) as compared to gross profit in the 2002 second quarter of $3 million (a gross margin of 20.7% of net sales).

        Items Affecting Us as a Whole. Selling, administrative and other expenses were $21 million in the 2003 second quarter, a decrease of $3 million from the 2002 second quarter. This decrease resulted from cost savings associated with the redesign of employee benefit plans, the streamlining of our organizational structure and lower incentive compensation primarily due to the absence in the 2003 second quarter of an expense comparable to the accelerated vesting of restricted stock grants in the 2002 second quarter.

        Other (income) expense, net, was income of $6 million in the 2003 second quarter, primarily due to currency exchange benefits associated with euro-denominated intercompany loans, which were partially offset by other expenses, including an approximately $1 million fair value adjustment on $500 million notional amount of five-year interest rate caps. Other (income) expense, net, was income of $10 million for the 2002 second quarter. Among other things, income of $14 million primarily associated with currency exchange benefits relating to euro-denominated debt was partially offset by the write-off of previously capitalized bank charges and operating costs related to the Italian shutdown.

        Restructuring charges were $1 million in the 2003 second quarter. The $1 million charge was primarily related to employee severance programs and related benefits associated with a

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


workforce reduction of several employees. Restructuring charges were nil in the 2002 second quarter.

        Impairment loss on long-lived and other assets were nil in the 2003 second quarter. In the 2002 second quarter, we recorded a $13 million non-cash charge primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee as a result of a decline in demand and loss of market share. The primary end market for carbon electrodes is silicon metal, which was very depressed in the U.S. where our main customer base was located. This charge also included $1 million related to the impairment of available-for-sale securities.

        Interest expense was $13 million in the 2003 second quarter as compared to $17 million in the 2002 second quarter. Average total debt outstanding was $761 million in the 2003 second quarter as compared to $708 million in the 2002 second quarter. The average annual interest rate was 5.9% in the 2003 second quarter as compared to 9.1% in the 2002 second quarter. These average annual rates include the benefits of our interest rate swaps and exclude imputed interest on the fine payable to the DOJ. Interest rate swaps reduced our interest expense by approximately $5 million during the 2003 second quarter, which includes a $2 million credit to interest expense from the acceleration of interest swap proceeds as a result for our debt for equity exchange during June 2003.

        During the 2003 second quarter, we recorded a $1 million gain on the sale of our non-strategic composite tooling business as part of our asset sale program.

        Provision for income taxes was a charge of $5 million in the 2003 second quarter as compared to a benefit of $5 million in the 2002 second quarter. The effective income tax rate was approximately 40% in the 2003 second quarter as compared to approximately 39% in the 2002 second quarter.

        As a result of the changes described above, net income was $7 million in the 2003 second quarter as compared to a net loss of $7 million in the 2002 second quarter.

        SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2002. Net sales of $351 million in the 2003 first half represented a $60 million, or 21%, increase from net sales of $291 million in the 2002 first half. Gross profit of $82 million in the 2003 first half represented a $17 million, or 27%, increase from gross profit of $65 million in the 2002 first half. Gross margin increased to 23.4% of net sales in 2003 first half from 22.3% in 2002 first half. The increase in net sales, gross profit and gross margin was primarily due to higher net sales in our synthetic graphite and advanced carbon materials lines of businesses.

        Synthetic Graphite Segment. Net sales of $311 million in the 2003 first half represented a $51 million, or 20%, increase from net sales of $260 million in the 2002 first half, primarily due to higher sales volume of graphite electrodes and higher average graphite electrode sales revenue per metric ton. Volume of graphite electrodes sold was 97,700 metric tons in the 2003 first half as

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


compared to 87,300 metric tons in the 2002 first half. The higher volume of graphite electrodes sold represented an increase of $22 million in net sales. Average sales revenue per metric ton of graphite electrodes in the 2003 first half was $2,311 as compared to the average in the 2002 first half of $2,090. The higher average sales revenue per metric ton represented an increase of $21 million in net sales. The increase was primarily due to changes in currency exchange rates. Net sales of cathodes increased in the 2003 first half by 19%, or $8 million, from net sales of $43 million in the 2002 first half.

        Cost of sales of $238 million in the 2003 first half represented a $38 million, or 19%, increase from cost of sales of $200 million in the 2002 first half, primarily due to the higher volumes of graphite electrodes and cathodes sold. Gross profit in the 2003 first half was $73 million, or 22% or $13 million, higher than in the 2002 first half. The increase in gross profit was primarily due to higher graphite electrode net sales and higher operating levels throughout the production network. These improvements were partially offset primarily by higher energy costs, higher freight costs and the negative impact of net changes in currency exchange rates on costs. Gross margin was 23.3% of net sales in the 2003 first half, higher than the 22.9% of net sales in the 2002 first half.

        Other Segment. Net sales of $40 million in the 2003 first half represented a $9 million, or 27%, increase from net sales of $31 million in the 2002 first half, primarily due to increased net sales in our advanced carbon materials line of business. Cost of sales of $31 million in the 2003 first half represented a $5 million, or 15%, increase from cost of sales of $26 million in the 2002 first half. The increase in cost of sales was primarily related to higher sales volume sold in our advanced carbon materials line of business and higher energy costs, primarily natural gas. Gross profit in the 2003 first half was $9 million (a gross margin of 24.7% of net sales) as compared to gross profit in the 2002 first half of $5 million (a gross margin of 17.1% of net sales).

        Items Affecting Us as a Whole. Selling, administrative and other expenses were $42 million in the 2003 first half, unchanged from the 2002 first half. In the 2003 first half, we recorded higher variable compensation expense. In the 2002 first half, we recorded a one-time reduction in franchise and other taxes associated with the corporate realignment of our subsidiaries, and a $5 million non-cash charge to compensation expense associated with the accelerated vesting of restricted stock grants.

        Other (income) expense, net, was income of $10 million in the 2003 first half, primarily due to currency exchange benefits of $19 million, which were primarily associated with euro-denominated intercompany loans. These benefits were partially offset by other expenses, including an approximately $2 million fair value adjustment on $300 million notional amount of five-year interest rate caps and $4 million of bank fees and legal fees. Other (income) expense, net, was net income of $12 million in the 2002 first half. Among other things, income of $20 million primarily associated with currency exchange benefits relating to euro-denominated intercompany loans was partially offset by the write-off of $4 million of previously capitalized bank charges.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


        Restructuring charges were $20 million in the 2003 first half. We recorded $20 million of restructuring charges, consisting of $9 million for organizational changes and $11 million for the closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce. The $9 million charge for organizational changes related to U.S. voluntary and selective severance programs and related benefits associated with a workforce reduction of 103 employees. The closure of our non-qualified U.S. defined benefit plan resulted in recognition of net non-cash actuarial losses of $11 million. Approximately half of the $9 million will involve cash outlays. Restructuring charges were $5 million in the 2002 first half. We recorded a $5 million restructuring charge related primarily to the mothballing of our graphite electrode operations in Caserta, Italy. This charge included estimated pension, severance and other related employee benefit costs for 102 employees and other cost related to the mothballing.

        In the 2002 first half, we recorded a $13 million non-cash charge primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee and a charge of $3 million related to the corporate realignment of our subsidiaries.

        Interest expense was $27 million in the 2003 first half as compared to $30 million in the 2002 first half. Average total debt outstanding was $758 million in the 2003 first half as compared to $688 million in the 2002 first half. The average annual interest rate was 6.3% in 2003 first half as compared to 8.5% in the 2002 first half. These average annual rates include the benefits of our interest rate swaps and exclude imputed interest on the fine payable to the DOJ. Interest rate swaps reduced our interest expense by approximately $9 million during the 2003 second quarter, which includes a $2 million credit to interest expense from the acceleration of interest swap proceeds as a result for our debt for equity exchange during June 2003.

        Provision for income taxes was a charge of $1 million in the 2003 first half as compared to a benefit of $11 million in the 2002 first half.

        During the 2003 first half, we recorded a $1 million gain from the sale of our non-strategic composite tooling business. The discontinued business recorded a net income from operations of $1 million during both the 2003 first half and the 2002 first half.

        As a result of the changes described above, net loss was $2 million in the 2003 first half as compared to net loss of $11 million in the 2002 first half.

EFFECTS OF INFLATION

        We incur costs in the currency of each of the six non-U.S. countries in which we have a manufacturing facility. In general, our results of operations, cash flows and financial condition are affected by the effects of inflation on our costs incurred in each of these six countries.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


        During 2002, the effects of inflation on our cost of sales globally (except for highly inflationary countries) were generally mitigated by a combination of improved operating efficiency and permanent on-going cost savings. Accordingly, during 2002, these effects were not material to us. During the 2003 first half, we experienced higher energy and freight costs primarily due to the substantial increase in the worldwide market price of oil and natural gas. We believe that these costs are peaking and should, over the course of 2003, return to levels consistent with those experienced in 2002. During the 2003 first half, we did not experience significant inflation with respect to other costs. We cannot assure you that future increases in our costs will not occur or exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

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

        We have subsidiaries in Russia, Mexico, Brazil and other countries which have had in the past, and may have now or in the future, highly inflationary economies, defined as cumulative inflation of about 100% or more over a period of three calendar years. In general, the financial statements of foreign operations in highly inflationary economies are remeasured as if the functional currency of their economic environments were the dollar and translation gains and losses relating to these foreign operations are included in other (income) expense, net, in the Consolidated Statements of Operations rather than as part of stockholders' equity in the Consolidated Balance Sheets. We also record foreign currency transaction gains and losses as part of other (income) expense, net.

        Currently, we account for our Mexican subsidiary using the dollar as its functional currency, irrespective of Mexico's inflationary status, because its sales and purchases are predominantly dollar-denominated. In addition, we account for our Russian subsidiary using the dollar as its functional currency because Russia is considered to have a highly inflationary economy.

        Significant changes in currency exchange rates impacting us are described under "Effects of Changes in Currency Exchange Rates." Foreign currency translation adjustments decreasing stockholders' equity amounted to $20 million, including $16 million associated with our Brazilian subsidiary, in 2002. These adjustments increased stockholders' equity by $5 million during the 2003 first half.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

        Many of the non-U.S. countries in which we have a manufacturing facility have been subject to significant economic pressures, which have impacted currency exchange rates. We seek to mitigate adverse impacts of changes in currency exchange rates on net sales by increasing local currency prices for some of our products in various regions as circumstances permitted. During the 2003 first half, the average exchange rate of the euro and the South African rand increased about 24% and 37%, respectively, when compared to the average exchange rate for the 2002 first half. During the 2003 first half, the average exchange rate for the Brazilian real and the Mexican peso declined about 30% and 12%, respectively, when compared to the average exchange rate for the 2002 first half. We cannot predict changes in currency exchange rates in the future or whether those changes will have positive or negative impacts on our net sales or cost of sales. We cannot assure you that we would be able to mitigate any adverse effects of such changes.

        We have intercompany loans between GrafTech Finance and some of our other subsidiaries. Some of these loans are denominated in currencies other than the dollar and, accordingly, are subject to translation gains and losses due to changes in currency exchange rates. Some of these intercompany loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are reflected in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The remaining intercompany loans are expected to be repaid in the foreseeable future and, as a result, translation gains and losses on these loans are reflected in other (income) expense, net on the Consolidated Statement of Operations. Foreign currency translation gains and losses relating to these loans included in other (income) expense, net, were a gain of $22 million in the 2003 first half and a gain of $18 million in the 2002 first half.

        To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments as described under "Qualitative

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


and Quantitative Disclosures about Market Risks."

LIQUIDITY AND CAPITAL RESOURCES

        Our sources of funds have consisted principally of invested capital, cash flow from operations, debt financing and, since July 2001, net proceeds from our public offering of common stock. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures, payment of fines, liabilities and expenses in connection antitrust with investigations, lawsuits and claims and payment of restructuring costs.

        We remain highly leveraged and have substantial obligations in connection with antitrust investigations, lawsuits and claims. We had total debt of $709 million and a stockholders' deficit of $349 million at June 30, 2003 and total debt of $731 million and a stockholders' deficit of $381 million at December 31, 2002. Cash and cash equivalents were $11 million at December 31, 2002 and $8 million at June 30, 2003.

        If we are required to pay or issue a letter of credit to secure payment of the fine assessed by the EU Competition Authority pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under (or secured by a letter of credit that would constitute a borrowing under) our revolving credit facility.

        We closely monitor compliance with the financial covenants in the Senior Facilities and believe that we will remain in compliance for 2003.

        RECENT DE-LEVERAGING ACTIONS. We completed over $55 million in de-leveraging actions in the 2003 second quarter. These actions consisted of the sale of our non-strategic composite tooling business for approximately $17 million, the sale of $400 million notional amount of interest rate swaps for cash proceeds of approximately $21 million and the exchange of $20 million aggregate principal amount of Senior Notes for common stock.

        In July and August 2003, we exchanged an additional $30 million aggregate principal amount of Senior Notes, plus accrued interest of approximately $1 million, for 5,404,329 shares of common stock.

        We expect our total debt to be less than $700 million at the end of 2003, before taking into account possible future asset sales. We believe that we will have a net use of cash in operating and investing activities in 2003. We believe that we will generate positive cash flow from operations in 2004.

        LONG-TERM CONTRACTUAL, COMMERCIAL AND OTHER OBLIGATIONS AND COMMITMENTS. The following tables summarize our long-term contractual obligations and other commercial commitments at June 30, 2003.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


                                                                PAYMENT DUE BY PERIOD
                                                                ---------------------
                                                       LESS
                                                      THAN 1       1-3         4-5      AFTER 5
                                           TOTAL       YEAR       YEARS       YEARS      YEARS
                                           -----       ----       -----       -----      -----
                                                          (Dollars in millions)

   CONTRACTUAL AND OTHER OBLIGATIONS

Long-term debt........................   $    686    $     -    $    12     $   138    $   536
Capital lease obligations.............          2          -          1           -          1
Operating leases......................          7          2          4           1          -
Unconditional purchase obligations....         50          8         16          12         14
                                         --------    -------    -------     -------    -------
    Total contractual obligations.....        745         10         33         151        551
Estimated liabilities and expenses
  in connection with antitrust
  investigations and related
  lawsuits and claims...............           94          3         50          33          8
Postretirement, pension and related
  benefits............................        131         14         21          22         74
Other long-term obligations...........         12          -          3           1          8
                                         --------    -------    -------     -------    -------
    Total contractual and other
       obligations....................   $    982    $    27    $   107     $   207    $   641
                                         ========    =======    =======     =======    =======


                                                      AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                                      -----------------------------------------
                                                       LESS
                                                      THAN 1       1-3         4-5      AFTER 5
                                           TOTAL       YEAR       YEARS       YEARS      YEARS
                                           -----       ----       -----       -----      -----
                                                          (Dollars in millions)

     OTHER COMMERCIAL COMMITMENTS

Lines of credit.......................   $     13    $    13    $     -     $     -    $     -
Letter of credit......................         16         16          -           -          -
Guarantees............................          2          1          -           -          1
                                         --------    -------    -------     -------    -------
    Total other commercial commitments   $     31    $    30    $     -     $     -    $     1
                                         ========    =======    =======     =======    =======


        The first preceding table includes our reserve for estimated liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, which includes the fine of (euro)50.4 million assessed against us by the EU Competition Authority. The timing of payment of such fine is not known and for purposes of this table is split between the columns captioned "payments due in 1-3 years" and "payments due in 4-5 years" on the line entitled "estimated liabilities and expenses in connection with antitrust investigations and related lawsuits and claims." It is the policy of EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding such payment terms. We have also filed an appeal to the court challenging the amount of the fine. We cannot predict how or when the court will rule on the appeal. While we cannot assure you that such will be the case, we believe the amount of the fine will be impacted by the appeal and that, after such ruling, we will be permitted to pay the fine over an extended period. In addition, if we are required to pay (or issue a letter of credit to secure payment of) the fine pending resolution of our appeal, the payment would be financed by a borrowing under (or the letter of

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

credit would constitute a borrowing under) our revolving credit facility. Such a requirement would result in a change in the manner in which such amount is reflected in the preceding tables.

        Effective April 2001, we entered into a ten-year service contract with CGI valued at $75 million. Pursuant to this contract, CGI provides a majority of our global information technology service requirements. We are dependent on CGI for these services. A failure by CGI to provide these services to us in a timely manner could have a material adverse effect on our operations and results of operations. The first preceding table includes a line entitled "unconditional purchase obligations" that includes the minimum purchases under that contract. In September 2002, we entered into a ten-year outsourcing contract with CGI to provide finance and accounting business process services valued at $36 million. That contract does not constitute an unconditional purchase obligation and therefore is not included in the first preceding table.

        The second preceding table includes a line entitled "lines of credit." These are local lines of credit established by our foreign subsidiaries for working capital purposes and are not part of our revolving credit facility.

        Our pension benefit obligations were underfunded by $80 million at December 31, 2002 as compared to $50 million at December 31, 2001. This increase in underfunding was primarily due to the decline in asset values resulting from the decline in the capital markets in the U.S. in 2002. We value our pension assets and obligations on an annual basis.

        CASH FLOW AND PLANS TO MANAGE LIQUIDITY. As a result of our high leverage, our substantial obligations in connection with antitrust investigations, lawsuits and claims and our substantial other long-term contractual and commercial obligations and commitments, we have placed high priority on efforts to manage cash, generate additional cash flow and reduce debt. Our longer term efforts include our 1998 major cost savings plan, our 2002 major cost savings plan and our other cost savings activities, our strategic alliances and our financing activities. Our shorter term efforts include our interest rate management and working capital initiatives.

        During the four years prior to 2002, we had positive annual cash flow from operations, excluding payments in connection with restructurings and investigations, lawsuits and claims. Typically, the first quarter of each year resulted in neutral or negative cash flow from operations (excluding payments in connection with restructurings and investigations, lawsuits and claims) due to various factors. Factors impacting seasonality included customer order patterns, customer buy-ins in advance of annual price increases, fluctuations in working capital requirements and payment of variable compensation with respect to the immediately preceding year. Typically, the other three quarters resulted in positive cash flow from operations (before such exclusions). The third quarter tended to produce relatively less positive cash flow primarily as a result of scheduled plant shutdowns by our customers for vacations. During 2002, we had negative cash flow from operations before such exclusions primarily due to negative net income before non-cash charges (credits) primarily from lower net sales and to a use of cash for working capital.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

        As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, and accounts payable and payments thereof to seek to maximize our free cash at any given time and minimize accounts receivable losses. We typically discount or factor a portion of our accounts receivable. Certain of our subsidiaries sold receivables totaling $94 million in 2002 first half and $96 million in the 2003 first half. Accounts receivable sold and remaining on the Consolidated Balance Sheet aggregated $1 million at December 31, 2002 and nil at June 30, 2003. If we had not sold such receivables, our accounts receivable and our debt would have been about $46 million higher at December 31, 2002 and about $48 million higher at June 30, 2003. If we were unable to factor our accounts receivable, our debt would increase, which could adversely affect our financial condition and compliance with the financial covenants in the Senior Facilities. In addition, careful management of credit risk over at least the past three years has allowed us to avoid significant accounts receivable losses notwithstanding the poor financial condition of many of our potential and existing customers. In light of current global and regional economic conditions, we cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

        We use, and are dependent on, funds available under our revolving credit facility as our primary source of liquidity. As a result, we are also dependent upon continued compliance with the financial covenants under the Senior Facilities. We believe that our cost savings initiatives will, over the next one to two years, continue to improve our cash flow from operations for a given level of net sales. Improvements in cash flow from operations resulting from these initiatives are being partially offset by associated cash implementation costs, while they are being implemented. We also believe that our planned asset sales together with these improvements in cash flow from operations should allow us to reduce our debt and other obligations over the long term.

        We may from time to time and at any time exchange or purchase Senior Notes in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. These exchanges or purchases may be effected for cash (from cash on hand, borrowings under our revolving credit facility or new credit facilities, or proceeds from sale of debt or equity securities or assets), common stock or other equity or debt securities, or a combination thereof. We may at any time and from time to time seek and obtain consent from the lenders under the Senior Facilities with respect to any restrictions thereunder applicable to such transactions. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

projected and potential needs and prospects for access to capital markets. Any such transactions may, individually or in the aggregate, be material.

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

        Our ability to service our debt as it comes due, including maintaining compliance with the financial covenants under the Senior Facilities, and to meet these and other obligations as they come due is dependent on our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, developments in antitrust investigations, lawsuits and claims involving us and inflation in raw material, energy and other costs.

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

        As described above, we are dependent on our revolving credit facility and continuing compliance with the financial covenants under the Senior Facilities for liquidity. The Senior

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


Facilities require us to, among other things, comply with financial covenants relating to specified minimum interest coverage and maximum net senior secured debt leverage ratios that become more restrictive over time. At June 30, 2003, we were in compliance with the financial covenants under the Senior Facilities. Based on our current business plan, we believe we will remain in compliance with these covenants for 2003. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

        While our revolving credit facility provides for maximum borrowings of up to (euro)200 million ($230 million, based on currency exchange rates in effect at June 30, 2003), our future ability to borrow under this facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities. In addition, (euro)25 million of the (euro)200 million is reserved exclusively for use to pay or secure payment of the fine assessed by the EU Competition Authority. At June 30, 2003, we had drawn $14 million under this facility and the remaining $203 million (after consideration of outstanding letters of credit) was fully available. Payment of the fine or issuance of a letter of credit to secure payment of the fine assessed by the EU Competition Authority would significantly reduce the funds available under our revolving credit facility for operating and other purposes.

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

        RELATED PARTY TRANSACTIONS. We have not, since January 1, 2002, engaged in or been a party to any material transactions with affiliates or related parties other than transactions with our subsidiaries (including Carbone Savoie and AET), compensatory transactions (including employee benefits, stock option and restricted stock grants, compensation deferral and executive employee loans and stock purchases) with directors or officers, and transactions with our 25%-owned joint venture with Jilin in China.

        SPECIAL PURPOSE ENTITIES. We have not been, since January 1, 2002, affiliated with or related to any special purpose entity other than GrafTech Finance.

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


        OFF-BALANCE-SHEET FINANCINGS AND COMMITMENTS. We have not, since January 1, 2002, undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

          o Commitments under non-cancelable operating leases that, at December 31, 2002 and June 30, 2003, individually totaled less than $1 million in each year and $5 million in the aggregate.

          o Minimum required purchase commitments under our information technology outsourcing services agreement with CGI Group Inc. described under "-Long-Term Contractual, Commercial and Other Obligations and Commitments" that, at December 31, 2002 and June 30, 2003, totaled approximately $5 million in each year and about $44 million in the aggregate.

          o Discounting or factoring accounts receivable as described under "- Cash Flow and Plans to Manage Liquidity."

        CASH FLOWS. In general, during the 2003 first half, we used cash to finance operating activities and capital expenditures. This financing was provided by the proceeds of asset sales, sales of interest rate swaps and borrowings.

        Cash Flow Used in Operating Activities. Cash flow used in operating activities was $25 million in 2003 first half as compared to $36 million in 2002 first half, an improvement of $11 million. The improvement was primarily due to a reduction of net losses from continuing operations. The net loss from continuing operations in the 2003 first half was $4 million as compared to a net loss in the 2002 first half of $12 million.

        Cash Flow Used in Investing Activities. Cash flow used in investing activities was $5 million in the 2003 first half as compared to $20 million in the 2002 first half. Capital expenditures in both the 2003 first half and the 2002 first half were $20 million. Capital expenditures in the 2003 first half related primarily to the expansion of graphite electrode manufacturing capacity, implementation of J.D. Edwards information systems and essential capital maintenance. In the 2003 first half, $15 million of cash was provided to investing activities from the sale of our non-strategic composite tooling business.

        Cash Flow Provided by Financing Activities. Cash flow provided by financing activities was $27 million during 2003 first half as compared to $66 million in 2002 first half. During the 2003 first half, we received proceeds of $31 million from the sale of interest rate swaps and $4 million from additional borrowings under our short- term debt facilities. We used these proceeds to fund, in part, the semi-annual interest payment on the Senior Notes, a dividend payment to minority stockholders in consolidated entities, a purchase of interest rate caps and a repayment of short-term debt borrowings. In the 2002 first half, we completed a private offering of $550 million of Senior Notes. Net proceeds were $538 million, which were used to repay term loans

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


under the Senior Facilities, reduce the outstanding balance under our revolving credit facility and fund increased working capital.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        A description of recent accounting pronouncements is set forth under "New Accounting Standards" in Note 1 to the Notes to Consolidated Financial Statements contained in this Report, and such description is hereby incorporated herein by reference.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        We are exposed to market risks primarily from changes in interest rates and currency exchange rates. We routinely enter into various transactions that have been authorized according to documented policies and procedures to manage well-defined currency exchange rate risks and interest rate risks. These transactions relate primarily to financial instruments described below. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not use financial instruments for trading purposes.

        Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to LIBOR or euro LIBOR. We implement interest rate management initiatives to seek to minimize our interest expense and optimize our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and Senior Facilities.

        Our interest rate swaps described below are designated as hedging the exposure to changes in the fair value of our related debt obligation (referred to as a fair value hedge). The gain or loss on the fair value hedge is recorded, together with the offsetting gain or loss on the debt obligation (sometimes referred to as the short-cut method), in the Consolidated Statements of Operations in the period of change in value.

        In the 2003 first quarter, we entered into an additional $200 million notional amount interest rate swap (bringing our total notional amount of swaps to $450 million) through the remaining term of the Senior Notes, effectively converting that amount of fixed rate debt to variable rate debt. Subsequently, in the 2003 first quarter, we sold the entire $450 million notional amount of swaps for $10 million in cash. Following the sale of the swaps, in the 2003 first quarter, we entered into $350 million notional amount of interest rate swaps through the

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


remaining term of the Senior Notes. Subsequently, in the 2003 second quarter, we entered into an additional $50 million notional amount interest rate swap (bringing our total notional amount of swaps to $400 million). The swaps reduced our interest expense by $3 million during the 2003 second quarter and by $[___] million during the 2003 second half. Subsequently, we sold the total notional amount of $400 million of swaps to allow for the accelerated collection of $21 million in cash in the 2003 second quarter. The proceeds from the sale of the swaps are being amortized over the term of the Senior Notes and recorded as a credit against interest expense.

        In July 2003, we entered into an additional interest rate swap for a notional amount of $500 million to effectively convert that amount of fixed rate debt to variable rate debt. As a result, our interest rate swaps currently relate to $500 million notional amount of debt in the aggregate.

        In the 2003 first quarter, we entered into interest rate caps for a notional amount of $300 million. In the 2003 second quarter, we also entered into additional interest rate caps for a notional amount of $200 million (bringing our total notional amount of caps to $500 million through August
2007). The adjustment for the fair value of the hedged debt obligation was $8 million at December 31, 2002 and nil at June 30, 2003 and has been recorded as part of other assets in the Consolidated Balance Sheet. The adjustment for the fair value of the interest rate caps was $2 million for the 2003 first half, and has been recorded as a charge to other (income) and expense, net, in the Consolidated Statements of Operations.

        Our exposure to changes in currency exchange rates results primarily from:

          o investments in and intercompany loans to our foreign subsidiaries and our share of the earnings of those subsidiaries, to the extent denominated in currencies other than local currencies;

          o raw material purchases made by our foreign subsidiaries in currencies other than local currencies; and

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost.

        We held contracts against these risks with an aggregate net notional amount of about $56 million at December 31, 2002 and $17 million at June 30, 2003. All of our contracts mature within one year. All of our contracts are marked to market monthly. Gains and losses are included in other (income) expense, net. Unrealized gains and losses on outstanding foreign currency contracts were a loss of $2 million for the 2002 first half and a loss of $2 million for the 2003 first half.

        We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates on reported earnings for the 2003 first half. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the 2003 first half by about $2 million. A hypothetical increase in interest rates of 100 basis points across all maturities would have increased our interest expense for the 2003 first half by about $4 million.

                         ITEM 4. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

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

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


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

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In the 2003 first half, we contributed 1,200,000 shares of common stock into the trust for our qualified U.S. retirement plan. These shares may be sold by the trust in the future to provide funding to meet obligations under the plan. This contribution was exempt from registration under Section 4(2) of the Securities Act of 1933 because it did not involve the public offering of securities. We may make additional similar contributions to this and other plans in future periods.

        We may contribute up to 1,573,600 shares of common stock into a benefits protection trust which we adopted to assist us in providing for payment of nonqualified retirement and other benefit plan obligations to management as well as payment of obligations with respect to certain compensation deferred by management and earnings thereon under our compensation deferral plan. These shares, in addition to the 426,400 shares similarly contributed in 2001, may be sold in the future to provide funding to meet such obligations. This contribution would be exempted from registration under Section 4(2) of the Securities Act of 1933 because it would not involve the public offering of securities.

        In July 2003, we adopted a long term incentive program. Under this program, we granted five and one-half-year options to certain officers and managers to purchase an aggregate of 2,921,500 shares of common stock at an exercise price equal to the fair market value at date of grant. The options vest five years from the grant date and expire five months later. Accelerated vesting occurs if certain cash flow performance targets are achieved in each of 2003, 2004 and 2005. The options were granted under the Management Stock Incentive Plan (Senior Version), the Management Stock Incentive Plan (Mid-Management Version), the 1995 Equity Incentive Plan and the 1996 Mid-Management Equity Incentive Plan. At the date of and before giving effect to such grant, 1,915,733 shares were available for award thereunder to officers and other managers and an additional 2,429,804 shares were available for award to non-officer managers. We intend to register the issuance of the shares of common stock issuable upon exercise of the options under the Securities Act of 1933.

        In June 2003, we exchanged $20 million aggregate principal amount of Senior Notes, plus accrued interest of approximately $1 million, for 3,800,758 shares of common stock. In July and August 2003, we exchanged an additional $30 million aggregate principal amount of Senior Notes, plus accrued interest of approximately $1 million, for 5,404,329 shares of common stock. The Senior Notes are fully and unconditionally guaranteed by GTI. These transactions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933 because the shares of common stock were issued to holders of Senior Notes (the issuance of which had been registered under the Securities Act of 1933) solely in exchange for Senior Notes and no

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


commission or remuneration was paid or given directly or indirectly in connection with any such exchange.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 28, 2003, GTI held its annual meeting of stockholders in Wilmington, Delaware.

     At the meeting, the stockholders elected directors, and the shares present at the meeting were voted for or withheld from each nominee, as follows:

                           Number of      Percentage    Number of
                             Shares        of Votes       Shares
Name of Director            Cast For       Cast For      Withheld
----------------            --------       --------      --------

R. Eugene Cartledge        49,306,803        86.1        2,345,006
Mary B. Cranston           31,452,912        54.9       20,198,897
John R. Hall               49,340,013        86.1        2,311,796
Harold E. Layman           48,953,095        85.4        2,698,714
Ferrell P. McClean         48,618,024        84.9        3,033,785
Michael C. Nahl            48,930,199        85.4        2,721,610
Gilbert E. Playford        49,771,698        86.9        1,880,111
Craig S. Shular            49,899,586        87.1        1,752,223

     At the meeting, the stockholders voted on a proposal to amend the Amended and Restated Certificate of Incorporation of GTI to increase the number of shares of common stock authorized for issuance by 50,000,000 shares. The proposal was approved and the amendment became effective on June 10, 2003. The shares present at the meeting were voted on the proposal as follows:

     Number of          Percentage of     Number of Shares        Number of
  Shares Cast For      Shares Cast For      Cast Against      Shares Abstaining
  ---------------      ---------------      ------------      -----------------

     46,555,830             81.3             5,007,719             88,260

     At the meeting, the stockholders voted on a proposal to amend the Management Stock Incentive Plan (Senior Version) to increase the number of shares authorized for awards to non-employee directors, officers and other management employees by 2,500,000 shares. The proposal was not approved. The shares present at the meeting were voted on the proposal as follows:

     Number of          Percentage of     Number of Shares        Number of
  Shares Cast For      Shares Cast For      Cast Against      Shares Abstaining
  ---------------      ---------------      ------------      -----------------

     19,355,687             33.7             32,194,249            101,873

                  GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

     The exhibits listed in the following table have been filed as part of this Report.

    EXHIBIT
    NUMBER                                     DESCRIPTION OF EXHIBIT
    ------                                     ----------------------
    3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation of GTI.

    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

    31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Vice President, Chief Financial Officer and Chief Information Officer.

    32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer.

    32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Chief Financial Officer.

(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the 2003 second quarter.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GRAFTECH INTERNATIONAL LTD.

Date:  August 14, 2003       By: /s/ Corrado F. De Gasperis
                                 ----------------------------------------------
                                 Corrado F. De Gasperis

                                 Vice President, Chief Financial Officer and
                                 Chief Information Officer (Principal
                                 Accounting Officer)

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                     DESCRIPTION OF EXHIBIT
    ------                                     ----------------------

    3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation of GTI.

    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

    31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Vice President, Chief Financial Officer and Chief Information Officer.

    32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

    32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Vice President, Chief Financial Officer and Chief Information Officer.