Form 10-Q
period 2003-09-30
GRAFTECH INTERNATIONAL LTD
filed 2003-11-14
CIK 931148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______

_________________

Commission File Number:  1-13888

_________________

GRAFTECH INTERNATIONAL LTD.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	06-1385548 (I.R.S. Employer Identification Number)

_________________

1521 Concord Pike Brandywine West, Suite 301 Wilmington, DE (Address of principal executive offices)	19803 (Zip code)

Registrant’s telephone number, including area code:   (302) 778-8227

_________________

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

Yes [X]    No [   ]

As of September 30, 2003, 68,021,324 shares of common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION:
Item 1. Financial Statements:
Consolidated Balance Sheets at December 31, 2002 and September 30, 2003 (unaudited)	Page 3
Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2002 and 2003 (unaudited)	Page 4
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2002 and 2003 (unaudited)	Page 5
Consolidated Statement of Stockholders' Deficit for the Year ended December 31, 2002 and the Nine Months ended September 30, 2003 (unaudited)	Page 6
Notes to Consolidated Financial Statements (unaudited)	Page 7
Introduction to Part I, Item 2, and Part II, Item 1	Page 43
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 51
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 78
Item 4. Controls and Procedures	Page 81
PART II: OTHER INFORMATION:
Item 1. Legal Proceedings	Page 83
Item 2. Changes in Securities and Use of Proceeds	Page 83
Item 6. Exhibits and Reports on Form 8-K	Page 84
SIGNATURE	Page 85
EXHIBIT INDEX	Page 86

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)
(Unaudited)

	December 31, 2002	September 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$11	$6
Accounts and notes receivable, net	104	123
Inventories:
Raw materials and supplies	39	47
Work in process	102	121
Finished goods	30	30

Total inventories	171	198
Prepaid expenses and deferred income taxes	21	28
Assets of discontinued operations	14	-

Total current assets	321	355

Property, plant and equipment	995	1,079
Less: accumulated depreciation	695	746

Net fixed assets	300	333
Deferred income taxes	171	180
Goodwill	15	19
Other assets	52	37

Total assets	$859	$924

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$105	$78
Short-term debt	18	15
Accrued income and other taxes	23	30
Other accrued liabilities	57	66
Liabilities of discontinued operations	3	-

Total current liabilities	206	189

Long-term debt:
Carrying value	699	690
Fair value of hedged debt obligation	8	(9)
Unamortized bond premium	6	4

Total long-term debt	713	685

Other long-term obligations	258	287
Deferred income taxes	33	40
Minority stockholders' equity in consolidated entities	30	29
Commitments & contingencies	-	-
Stockholders' Deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	-	-
Common stock, par value $.01, 100,000,000 and 150,000,000 shares authorized, respectively, at December 31, 2002 and September 30, 2003,
59,211,664 shares issued at December 31, 2002,
70,472,359 shares issued at September 30, 2003	1	1
Additional paid-in capital	636	699
Accumulated other comprehensive loss	(304)	(299)
Accumulated deficit	(620)	(616)
Less: cost of common stock held in treasury, 2,542,539 shares at December 31, 2002, 2,451,035 shares at September 30, 2003	(88)	(85)
Less: common stock held in employee benefit and compensation trusts, 426,400 shares at December 31, 2002, 506,136 shares at September 30, 2003	(6)	(6)

Total stockholders' deficit	(381)	(306)

Total liabilities and stockholders' deficit	$859	$924

See accompanying Notes to Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net sales	$149	$173	$440	$524
Cost of sales	116	132	342	401

Gross profit	33	41	98	123

Research and development	3	3	9	8
Selling, administrative and other expenses	20	21	62	63
Other (income) expense, net	2	1	(7)	(9)
Restructuring charges	--	--	5	20
Impairment loss on long-lived and other assets	1	--	14	--
Interest expense	15	9	45	36

	41	34	128	118

Income (loss) from continuing operations before provision for income taxes	(8)	7	(30)	5
Provision (benefit) for income taxes	(4)	1	(15)	2

Income (loss) from continuing operations of consolidated entities before
minority stockholders' share of income	(4)	6	(15)	3
Less: Minority stockholders' share of income	1	--	2	1

Income (loss) from continuing operations	(5)	6	(17)	2

Discontinued operations:
Income from discontinued operations (less applicable income tax expense)	--	--	1	1
Gain on sale of discontinued operations (less applicable income tax expense)	--	--	--	1

Net income (loss)	$(5)	$6	$(16)	$4

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.08)	$0.09	$(0.30)	$0.04
Discontinued operations	--	--	0.02	0.02

Net income (loss) per share	$(0.08)	$0.09	$(0.28)	$0.06

Weighted average common shares outstanding (in thousands)	55,925	65,576	55,874	59,723

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.08)	$0.09	$(0.30)	$0.04
Discontinued operations	--	--	0.02	0.02

Net income (loss) per share	$(0.08)	$0.09	$(0.28)	$0.06

Weighted average common shares outstanding (in thousands)	55,925	65,803	55,874	59,831

See accompanying Notes to Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Cash flow from operating activities:
Net income (loss)	$(16)	$4
Income from discontinued operations	1	1
Gain on sale of discontinued operations	--	1

Income (loss) from continuing operations	(17)	2
Non-cash charges to net income (loss):
Write-off of capitalized bank fees	4	--
Depreciation and amortization	21	22
Deferred income taxes	(27)	(4)
Restricted stock vesting	5	--
Restructuring charges	5	20
Impairment loss on long-lived and other assets	14	--
Other non-cash charges (credits), net	(27)	(32)
Decrease in working capital*	(55)	(59)
Long-term assets and liabilities	--	(4)

Net cash used in operating activities from continuing operations	(77)	(55)
Net cash provided by operating activities from discontinued operations	1	1

Net cash used in operating activities	(76)	(54)

Cash flow from investing activities:
Capital expenditures	(32)	(29)
Proceeds from sale of investments	--	1
Proceeds from sale of discontinued operations	--	15

Net cash used in investing activities	(32)	(13)

Cash flow from financing activities:
Short-term debt borrowings, net	8	(5)
Revolving credit facility borrowings (reductions), net	(78)	46
Long-term debt borrowings	557	--
Long-term debt reductions	(392)	--
Net proceeds from reset of interest rate swaps	10	30
Purchase of interest rate caps	--	(5)
Sale of common stock	1	--
Financing costs	(21)	(1)
Dividends paid to minority stockholders	--	(4)

Net cash provided by financing activities	85	61

Net decrease in cash and cash equivalents	(23)	(6)
Effect of exchange rate changes on cash and cash equivalents	3	1
Cash and cash equivalents at beginning of period	38	11

Cash and cash equivalents at end of period	$18	$6

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest expense	$46	$60

Income taxes	$23	$7

*Net change in working capital due to the following components:
Decrease in current assets:
Notes and accounts receivable	$(5)	$(11)
Inventories	11	(11)
Prepaid expenses and other current assets	(2)	(1)
Decrease in accounts payable and accruals	(53)	(28)
Payments in antitrust investigations and related lawsuits and claims, net	(2)	(4)
Restructuring payments, net	(4)	(4)

Decrease in working capital	$(55)	$(59)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Dollars in millions, except per share data)
(Unaudited)

	Common Stock	Issued Shares of Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Unearned Restricted Stock	Treasury Stock	Common Stock Held in Employee Benefit and Compensation Trusts	Total Stockholders' Deficit
Balance at January 1, 2002	$1	58,623,713	$629	$(269)	$(602)	$--	$(85)	$(6)	$(332)

Comprehensive loss:
Net loss	--	--	--	--	(18)	--	--	--	(18)
Other comprehensive loss:
Minimum pension liability	--	--	--	(15)	--	--	--	--	(15)
Foreign currency translation
adjustments	--	--	--	(20)	--	--	--	--	(20)

Total comprehensive loss	--	--	--	(35)	(18)	--	--	--	(53)
Issuance of restricted stock	--	412,200	6	--	--	(6)	--	--	--
Amortization of restricted stock	--	--	--	--	--	1	--	--	1
Accelerated vesting of restricted stock	--	--	--	--	--	5	--	--	5
Sale of common stock under stock
options	--	175,751	1	--	--	--	--	--	1
Repurchase of treasury stock	--	--	--	--	--	--	(3)	--	(3)

Balance at December 31, 2002	1	59,211,664	636	(304)	(620)	--	(88)	(6)	(381)
Comprehensive income:
Net income	--	--	--	--	4	--	--	--	4
Other comprehensive income:
Foreign currency translation
adjustments	--	--	--	5	--	--	--	--	5

Total comprehensive income	--	--	--	5	4	--	--	--	9
Senior Notes for common stock
exchange	--	9,888,870	57	--	--	--	--	--	57
Treasury stock	--	--	(3)	--	--	--	3	--	--
Issuance of common stock to savings and pension
plans	--	1,371,825	9	--	--	--	--	--	9

Balance at September 30, 2003	$1	70,472,359	$699	$(299)	$(616)	$--	$(85)	$(6)	$(306)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Interim Financial Presentation

        These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended by our Current Report on Form 8-K, dated August 18, 2003, which restates Items 6, 7 and 8 of such Annual Report (as amended, the “Annual Report”). Results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the entire year ending December 31, 2003.

        Certain amounts in the Consolidated Financial Statements for the three months and nine months ended September 30, 2002 have been reclassified as described in this Note 1 below.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require our management’s most difficult and subjective judgments include those related to employee benefit plans, financial instruments, contingencies, impairments of long-lived assets, inventories and accounting for income taxes. Actual amounts may differ materially from our management’s estimates.

      Important Terms

        We use the following terms to identify various companies or groups of companies in the Consolidated Financial Statements.

        “GTI” refers to GrafTech International Ltd. only. GTI is our public parent company and the issuer of the publicly traded common stock covered by the Consolidated Financial Statements. GTI is a guarantor of the Senior Notes and the Senior Facilities. Prior to our Annual Meeting of Stockholders for 2002, GTI was named UCAR International Inc.

        “GrafTech Global” refers to GrafTech Global Enterprises Inc. only. GrafTech Global is a direct, wholly owned subsidiary of GTI and the direct or indirect holding company for all of our operating subsidiaries. GrafTech Global is a guarantor of the Senior Notes and the Senior Facilities. Prior to June 7, 2002, GrafTech Global Enterprises Inc. was named UCAR Global Enterprises Inc.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        “UCAR Carbon” refers to UCAR Carbon Company Inc. only. UCAR Carbon is our wholly owned subsidiary through which we conduct most of our U.S. operations. UCAR Carbon is a guarantor of the Senior Notes and the Senior Facilities.

        “GrafTech Finance” refers to GrafTech Finance Inc. only. GrafTech Finance is a direct, wholly owned, special purpose finance subsidiary of GTI and the borrower under our senior secured bank credit facilities (as amended, the “Senior Facilities”). GrafTech Finance is the issuer of our 10.25% senior notes due 2012 (the “Senior Notes”). The Senior Notes were issued under an Indenture dated February 15, 2002 (as supplemented, the “Indenture”). Prior to June 7, 2002, GrafTech Finance was named UCAR Finance Inc.

        “AET” refers to Advanced Energy Technology Inc. only. AET is our 97.5% owned subsidiary engaged in the development, manufacture and sale of natural graphite products. Prior to January 1, 2003, AET was named Graftech Inc.

        “Carbone Savoie” refers to Carbone Savoie S.A.S. and its subsidiaries. Carbone Savoie is our 70% owned subsidiary engaged in the development, manufacture and sale of cathodes.

        “Subsidiaries” refers to those companies that, at the relevant time, are or were majority owned or wholly owned directly or indirectly by GTI or its predecessors to the extent that those predecessors’ activities related to the graphite and carbon business. All of GTI’s subsidiaries have been wholly owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 2000 through September 30, 2003, except for:

o	Carbone Savoie, which has been and is 70% owned; and

o	AET, which was 100% owned until it became 97.5% owned in June 2001.

Our 100% owned Brazilian cathode manufacturing operations were contributed to Carbone Savoie and, as a result, became 70% owned on March 31, 2001.

        “We,” “us” or “our” refers to GTI and its subsidiaries collectively or, if the context so requires, GTI, GrafTech Global or GrafTech Finance, individually.

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

      New Accounting Standards

        In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on our consolidated results of operations or financial position, as we currently have no financial instruments, which meet these requirements. FASB is addressing certain implementation issues associated with the application of SFAS No. 150. On October 29, 2003, FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing noncontrolling interests in subsidiaries included in consolidated financial statements. We will monitor the actions of FASB and assess the impact, if any, that these actions may have on our Consolidated Financial Statements.

        In April 2003, FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified, and for hedging relationships designated, after June 30, 2003. Other provisions of SFAS No. 149 that related to SFAS No. 133 implementation issues should continue to be applied in accordance with their respective dates. The adoption of SFAS No. 149 did not have a significant impact on our results of operations or financial position.

        In January 2003, FASB issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. We currently have no entities which have these characteristics. FASB has been addressing various implementation issues that could potentially broaden the application of FIN 46 to entities outside its originally interpreted scope and has issued and proposed several FASB staff positions. We do not expect that FASB’s proposed positions will have a material impact on our Consolidated Financial Statements.

        In December 2002, FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for financial statements with fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on our consolidated results of operations or financial position because the impact was limited to additional disclosure. The additional disclosure is set forth below.

No compensation expense has been recognized for our time vesting options granted with exercise prices at not less than market price on the date of grant. At September 30, 2003, all awards subject to performance conditions were fully vested. If compensation expense for our stock-based compensation plans was determined by the fair value method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” our net income (loss) and net income (loss) per share would have been reduced or increased to the pro forma amounts indicated in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(5)	$6	$(16)	$4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all
awards, net of related tax effects	(1)	(1)	(5)	(3)

Pro forma net income (loss)	$(6)	$5	$(21)	$1

Earnings per share:
Basic - as reported	$(0.08)	$0.09	$(0.28)	$0.06
Basic - pro forma	$(0.11)	$0.07	$(0.38)	$0.01
Diluted - as reported	$(0.08)	$0.09	$(0.28)	$0.06
Diluted - pro forma	$(0.11)	$0.07	$(0.38)	$0.01

        In November 2002, FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and require that we record a liability, if any, for the fair value of such guarantees in the Consolidated Balance Sheets. We adopted FIN No. 45 effective January 1, 2003. The adoption of FIN No. 45 did not have a significant impact on our consolidated financial position or results of operations because the impact was limited to additional disclosure. The additional disclosure is set forth below.

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

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated, and accrue for estimated incurred but unidentified claims based on historical activity. The accruals were not significant for either the 2002 first nine months or the 2003 first nine months.

        In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 is recognized at the date an entity commits to an exit plan. We adopted SFAS No. 146 effective January 1, 2003 and recorded $19 million ($12 million, net of tax) of restructuring charges in the 2003 first quarter, $8 million of which related to organizational changes and $11 million of which related to the closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce.

        In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 must be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment thereto, and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Previously, accounting principles generally accepted in the United States required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effect. Based on SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria of Accounting Principle Boards Opinion 30 (“APB 30”), “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of APB 30 distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. As such, those that do not meet the criteria of APB 30 are included in the statement of operations

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

before income (loss) before provisions (benefits) for income taxes, minority interest and extraordinary items. All prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item must be reclassified. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We adopted SFAS No. 145 relating to SFAS No. 4 effective January 1, 2003. The effect of the adoption was to require reclassification of certain write-offs of capitalized bank charges for the nine months ended September 30, 2002 in the amount of $4 million from extraordinary items to other (income) expense, net. Correspondingly, the provision for income taxes from continuing operations for the nine months ended September 30, 2002 was increased by $1 million. The adoption of the provisions of SFAS No. 145 relating to SFAS No. 13 and the other provisions of SFAS No. 145, excluding the provisions relating to SFAS No. 4, did not have a significant impact on our consolidated financial position or results of operations.

        In July 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a significant impact on our consolidated financial position or results of operations.

(2)   Earnings Per Share

        Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Weighted average common shares
outstanding for basic calculation	55,924,975	65,575,781	55,873,696	59,723,034
Add: Effect of stock options	--	226,950	--	108,139

Weighted average common shares
outstanding for diluted calculation	55,924,975	65,802,731	55,873,696	59,831,173

        Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, in each case for the same period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued, in each case for

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the same period. As a result of the net loss reported for the three months and nine months ended September 30, 2002, 217,848 and 1,012,516, respectively, of potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share.

        In addition, the calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 4,237,199 and 8,946,580 shares in the three months ended September 30, 2002 and 2003, respectively, and 4,257,430, and 9,058,268 shares in the nine months ended September 30, 2002 and 2003, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

        The following table summarizes information about stock options outstanding at September 30, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Prices	Number Exercisable	Weighted-Average Exercise Prices
	(Shares in thousands)
Time vesting options:
$ 2.83 to $10.77	7,675	6 years	$7.68	4,434	$8.46
$11.60 to $19.06	2,471	5 years	$16.57	2,248	$16.72
$22.82 to $29.22	141	5 years	$25.71	135	$25.85
$30.59 to $40.44	1,426	3 years	$34.33	1,236	$34.15

	11,713			8,053

Performance vesting options:
$ 7.60	361	4 years	$7.60	361	$7.60

        The calculation of both basic and diluted earnings (loss) per share gives effect to, among other things, the grant of 412,200 shares of restricted stock to employees in March 2002. GTI’s Board of Directors accelerated the vesting of all of these shares in June 2002. As a result, we recorded $5 million of compensation expense in the 2002 second quarter, which amount has been included in selling, administrative and other expenses.

        In September 1998, GTI’s Board of Directors adopted an executive employee loan program and an executive employee stock purchase program. In the 2002 first quarter, the programs were closed. In the 2002 second quarter, all of the outstanding loans, an aggregate of $3 million, were repaid and discharged. GTI received an aggregate of 220,127 shares of common stock, valued at the closing sale price on the date of repayment, and cash as repayment of the loans. Those shares were added to common stock held in treasury.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In July 2003, we adopted a long term incentive program. Under this program, we granted five and one-half-year options to certain officers, managers and others to purchase an aggregate of 3,021,500 shares of common stock at an exercise price equal to the fair market value at the date of grant. The options vest five years from the grant date and expire five months later. Accelerated vesting occurs if certain cash flow performance targets are achieved in each of 2003, 2004 and 2005.

(3)   Segment Reporting

        In 2002, our businesses were organized around two operating divisions, our Graphite Power Systems Division, which included our graphite electrode and cathode businesses, and our Advanced Energy Technology Division, which included our natural graphite, advanced synthetic graphite and advanced carbon materials businesses.

        In 2003, we further refined the organization of our businesses into the following three lines of business:

o	a synthetic graphite line of business, which primarily serves the steel, aluminum, transportation and semiconductor industries and includes graphite electrodes, cathodes and advanced synthetic graphite products as well as related services;

o	a natural graphite line of business, which primarily serves the automotive, petrochemical, electronics and power generation industries and includes advanced flexible graphite and flexible graphite as well as related services; and

o	an advanced carbon materials line of business, which primarily serves the silicon metal and ferro-alloy industries and includes carbon electrodes and refractories.

        In accordance with SFAS No. 131, “Segment Reporting,” we have segregated our businesses into three corresponding operating segments. “Other” in the table below includes the natural graphite and advanced carbon materials lines of business.

        We evaluate the performance of our reportable segments based on gross profit. Intersegment sales and transfers of goods and services are not material. The following tables summarize financial information concerning our reportable segments.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
	(Dollars in millions)
Net sales:
Synthetic Graphite	$136	$155	$396	$466
Other	13	18	44	58

Total	$149	$173	$440	$524

Cost of sales:
Synthetic Graphite	$105	$118	$305	$356
Other	11	14	37	45

Total	$116	$132	$342	$401

Gross profit:
Synthetic Graphite	$31	$37	$91	$110
Other	2	4	7	13

Total	$33	$41	$98	$123

Depreciation and amortization:
Synthetic Graphite	$5	$6	$18	$19
Other	1	1	3	3

Total	$6	$7	$21	$22

“Other” in the table above has been restated for the periods presented to exclude our composite tooling business that was sold in June 2003.

(4)   Restructuring and Impairment Charges

        In the 2003 second quarter, we recorded an additional $1 million (before and after tax) restructuring charge related to the organizational changes in the 2003 first quarter described below. The $1 million charge was primarily related to employee severance programs and related benefits associated with a workforce reduction of several employees.

        In the 2003 first quarter, we recorded a $19 million ($12 million, net of tax) restructuring charge, consisting of $8 million for organizational changes and $11 million for the closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce. The $8 million ($5 million, net of tax) charge for organizational changes related to U.S. voluntary and selective severance programs and related benefits associated with a workforce reduction of 103 employees. The closure of our non-qualified U.S. defined benefit plan resulted in recognition of net actuarial losses of $11 million ($7 million, net of tax).

        In the 2002 fourth quarter, we recorded a $3 million ($2 million, net of tax) impairment loss related to our investment in our joint venture with Jilin Carbon Co. Ltd. (together with its affiliates, “Jilin”). The impairment resulted from uncertainty about the completion and start-up of the planned graphite electrode facility in Changchun, China due to the effects that the challenging 2002 graphite electrode industry conditions had on Jilin. We also recorded a $1 million (nil, net of tax) change in estimate for the restructuring charge related to the mothballing of our graphite electrode operations in Caserta, Italy.

        In the 2002 third quarter, we recorded a $1 million impairment loss related to available-for-sale securities.

        In the 2002 second quarter, we recorded a $13 million ($8 million, net of tax) non-cash charge primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee as a result of a decline in demand and loss of market share. The primary end market

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for carbon electrodes is silicon metal, which was very depressed in the U.S. where our main customer base was located.This charge also included $1 million related to the impairment of available-for-sale securities.

        In the 2002 first quarter, we recorded a $5 million restructuring charge related primarily to the mothballing of our graphite electrode operations in Caserta, Italy. This charge included estimated pension, severance and other related employee benefit costs for 102 employees and other costs related to the mothballing.

        The following table summarizes activity relating to the accrued expense in connection with the restructuring charges.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in millions)

Balance at December 31, 2001	$4	$8	$12

Restructuring charges in 2002	6	--	6
(Payments) refunds in 2002	(5)	1	(4)

Balance at December 31, 2002	5	9	14

Restructuring charges in 2003	20	--	20
Payments in 2003	(3)	(1)	(4)

Balance at September 30, 2003	$22	$8	$30

        The restructuring accrual is included in other accrued liabilities on the Consolidated Balance Sheets.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)   Long-Term Debt and Liquidity

        The following table presents our long-term debt:

	December 31, 2002	September 30, 2003
	(Dollars in millions)

Senior Facilities:
Tranche A euro facility	$--	$--
Tranche A U.S. dollar facility	--	--
Tranche B U.S. dollar facility	137	137
Revolving credit facility	10	56

Total Senior Facilities	147	193
Other European debt	2	2
Senior Notes:
Senior Notes due 2012	550	495
Fair value of hedged debt obligations	8	(9)
Unamortized bond premium	6	4

Total Senior Notes	564	490

Total	$713	$685

      Debt for Equity Exchanges

        In the 2003 second quarter, we exchanged $20 million aggregate principal amount of Senior Notes, plus accrued interest of $1 million, for 3,800,758 shares of common stock. These exchanges resulted in a net gain of $1 million in the 2003 second quarter which has been recorded in other (income) expense, net.

        In the 2003 third quarter, we exchanged $35 million aggregate principal amount of Senior Notes, plus accrued interest of $1 million, for 6,088,112 shares of common stock. These exchanges resulted in a net loss of $1 million in the 2003 third quarter which has been recorded in other (income) expense, net.

        See Note 6, “Interest Rate Risk Management” regarding the impact on interest expense resulting from these exchanges.

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

        Upon the occurrence of a change of control, GrafTech Finance will be required to make an offer to repurchase the Senior Notes at a price equal to 101.00% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. For this purpose, a change in control occurs on:

o	the date on which any person beneficially owns more than 35% of the total voting power of GTI; or

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o	the date on which individuals, who on the issuance date of the Senior Notes were directors of GTI (or individuals nominated or elected by a vote of 66 2/3% of such directors or directors previously so elected or nominated), cease to constitute a majority of GTI’s Board of Directors then in office; or

o	the date on which a plan relating to the liquidation or dissolution of GTI is adopted; or

o	the date on which GTI merges or consolidates with or into another person, or another person merges into GTI, or all or substantially all of GTI’s assets are sold (determined on a consolidated basis), with certain specified exceptions; or

o	the date on which GTI ceases to own, directly or indirectly, all of the voting power of GrafTech Global, UCAR Carbon and GrafTech Finance.

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

        Unsecured intercompany term notes in an aggregate principal amount at September 30, 2003 equal to $496 million (based on currency exchange rates in effect at September 30, 2003) and guarantees of those unsecured intercompany term notes issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at September 30, 2003 equals $367 million (based on currency exchange rates in effect at September 30, 2003), or about 74% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at September 30, 2003 of $129 million (based on currency exchange rates in effect at September 30, 2003), and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities and the holders of

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Senior Notes) of GrafTech Finance, as their interests may appear. The Senior Notes contain provisions restricting, subject to certain exceptions, the pledge of those unsecured intercompany term notes to secure any debt or obligation unless they are equally and ratably pledged to secure the Senior Notes for so long as such other pledge continues in effect.

        The guarantee by UCAR Carbon has been secured by a pledge of all of our shares of AET, but at no time will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes. The pledge of the shares of AET is junior to the pledge of the same shares to secure UCAR Carbon’s guarantee of the Senior Facilities.

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

        The Senior Notes contain provisions as to legal defeasance and covenant defeasance.

      Senior Facilities

      The Senior Facilities consist of:

o	A Tranche A Facility, which provided for initial term loans of $137 million and €161 million to GrafTech Finance. At September 30, 2003, the Tranche A Facility had been fully repaid and terminated.

o	A Tranche B Facility providing for initial term loans of $350 million to GrafTech Finance. At September 30, 2003, all of the scheduled principal payments of such term loans are due in 2007. At September 30, 2003, the principal amount of term

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loans outstanding under the Tranche B Facility was $137 million. See Note 11 regarding our recent public offering of shares of our common stock and the use of the net proceeds therefrom to reduce debt.

o	A Revolving Facility providing for dollar and euro-denominated revolving and swing line loans to, and the issuance of dollar-denominated letters of credit for the account of, GrafTech Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed, initially, €250 million and, at September 30, 2003, €200 million (€25 million of which can only be used to pay or secure payment of the fine assessed by the EU Competition Commission). The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than the difference between $75 million and the principal amount of certain other debt (aggregating $7 million at September 30, 2003) that is not incurred under the Senior Facilities or the Senior Notes. See Note 11 regarding our recent public offering of shares of our common stock and the use of the net proceeds therefrom to reduce debt.

        We are generally required to make mandatory prepayments in the amount of:

o	Either 75% or 50% (depending on our net debt leverage ratio, which is the ratio of our net debt to our EBITDA (as defined in the Senior Facilities)) of excess cash flow. The obligation to make these prepayments, if any, arises after the end of each year with respect to adjusted excess cash flow during the prior year.

o	100% of the net proceeds of certain asset sales or incurrence of certain indebtedness.

o	50% of the net proceeds of the issuance of certain GTI equity securities.

        We may make voluntary prepayments under the Senior Facilities. There is no penalty or premium due in connection with prepayments (whether voluntary or mandatory).

        GrafTech Finance has made and may make secured and guaranteed intercompany loans of the net proceeds of borrowings under the Senior Facilities to GrafTech Global’s subsidiaries. The obligations of GrafTech Finance under the Senior Facilities are secured, with certain exceptions, by first priority security interests in all of these intercompany loans (including the related security interests and guarantees). We used the proceeds from the issuance of the Senior Notes in February 2002 to finance the repayment of all of these intercompany loans that were outstanding at that time, except for intercompany revolving loans to UCAR Carbon and our Swiss subsidiary.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        GTI guarantees the obligations of GrafTech Finance under the Senior Facilities. This guarantee is secured, with certain exceptions, by first priority security interests in all of the outstanding capital stock of GrafTech Global and GrafTech Finance, all of the intercompany debt owed to GTI and GTI’s interest in the lawsuit initiated by us against our former parents.

        GTI, GrafTech Global and each of GrafTech Global’s subsidiaries guarantees, with certain exceptions, the obligations of GrafTech Global’s subsidiaries under the intercompany loans, except that our foreign subsidiaries do not guarantee the intercompany loan obligations of our U.S. subsidiaries.

        The obligations of GrafTech Global’s subsidiaries under the intercompany loans as well as these guarantees are secured, with certain exceptions, by first priority security interests in substantially all of our assets, except that no more than 65% of the capital stock or other equity interests in our foreign subsidiaries held directly by our U.S. subsidiaries, and no other foreign assets, secure obligations or guarantees of our U.S. subsidiaries.

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

        At September 30, 2003, the interest rate applicable to the Revolving Facility is, at our option, either euro LIBOR plus a margin ranging from 1.375% to 3.375% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 0.375% to 2.375% (depending on our leverage ratio). At September 30, 2003, the interest rate applicable to the Tranche B Facility is, at our option, either euro LIBOR plus a margin ranging from 2.875% to 3.625% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.875% to 2.625% (depending on our leverage ratio). The alternate base rate is the higher of the prime rate announced by JP Morgan Chase Bank or the federal funds effective rate, plus 0.50%. GrafTech Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. At September 30, 2003, the interest rates on outstanding debt under the Senior Facilities were: Tranche B Facility, 4.7%; euro – denominated borrowings under the Revolving Facility, 5.5%; and dollar-denominated borrowings under the Revolving Facility, 4.5%. The weighted average interest rate on the Senior Facilities was 5.0% during the 2003 third quarter and 5.4% during the 2002 third quarter and 5.1% during the 2003 first nine months and 5.6% during the 2002 first nine months.

        The Senior Facilities contain a number of significant covenants that, among other things, significantly restrict our ability to sell assets, incur additional debt, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into sale and lease back transactions, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, make intercompany dividend payments to GTI, pay intercompany debt

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

owed to GTI, engage in transactions with affiliates, pay dividends to stockholders of GTI or make other restricted payments and that otherwise significantly restrict corporate activities. In addition, we are required to comply with financial covenants relating to specified minimum interest coverage ratios and maximum net senior secured debt leverage ratios (which is the ratio of our net senior secured debt to our EBITDA (as defined in the Senior Facilities)), which become more restrictive over time.

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

      Certain Amendments to Senior Facilities

        In February 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $400 million aggregate principal amount of Senior Notes. The amendment also changed the manner in which net debt and EBITDA (as defined in the Senior Facilities) are calculated for financial covenant purposes with respect to, among other things, certain expenses incurred in connection with the lawsuit initiated by us against our former parents. In connection therewith, we paid an amendment fee of $1 million and the margin that is added to either euro LIBOR or the alternate base rate in order to determine the interest rate payable thereunder increased by 37.5 basis points.

        In May 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $150 million aggregate principal amount of Senior Notes. In connection with this amendment, our maximum permitted leverage ratio was changed to measure the ratio of net senior secured debt to EBITDA (as defined in the Senior Facilities) as against new specified amounts. Our interest coverage ratio was also changed. We believe that these changed ratios provide us with greater flexibility. In addition, the amendment reduced the maximum amount available under the Revolving Facility to €200 million from €250 million (€25 million of which can only be used to pay or secure payment of the EU fine described in Note 7 and reduced the basket for certain debt incurred by us that is not incurred under the Senior Facilities (excluding the Senior Notes) to $75 million from $130 million ($7 million of which debt was outstanding at September 30, 2003). In connection with the amendment and a related consent to amend the Senior Notes, we paid fees and costs of $1 million.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In September 2003, we signed an amendment to the Senior Facilities, which became effective upon the closing of our recent public offering of shares of our common stock in October 2003. The Senior Facilities were amended to, among other things, provide us additional flexibility to make investments and repurchase Senior Notes (up to a maximum of $35 million aggregate principal amount). The amendment also provides for the exclusion from the calculation of the financial covenants the impacts of providing a letter of credit (except to the extent that the letter of credit exceeds $70 million) to secure payment of the EU fine and of additional charges against results of operations in connection with antitrust investigations and related lawsuits and claims due to accrued interest on the EU fine through the date of the Court’s decision on our main appeal as well as translation of the EU fine (and accrued interest thereon) from euros into dollars. In connection therewith, we paid amendment fees of $1 million.

      Leverage

        We have significant leverage, obligations in connection with antitrust investigations, lawsuits and claims (in respect of which we have an unfunded reserve totaling $94 million as described in Note 7), and other long-term contractual and commercial commitments and obligations. We had total debt of $700 million (including $4 million for unamortized bond premium) and a stockholders’ deficit of $306 million at September 30, 2003. See Note 11 regarding our recent public offering of shares of our common stock and the use of the net proceeds therefrom to reduce debt. A substantial portion of our debt has variable interest rates or has been effectively converted from a fixed rate obligation to a variable rate obligation pursuant to interest rate management initiatives. We typically discount or factor a portion of our accounts receivable and use the proceeds to reduce our debt. In the 2003 first nine months, certain of our subsidiaries sold receivables totaling $129 million. In addition, if we are required to pay or issue a letter of credit to secure payment of the EU fine pending resolution of our appeal regarding the amount of the fine, the payment would be financed by borrowing under, or the letter of credit would constitute a borrowing under, the Revolving Facility.

        We use, and are dependent on, funds available under the Revolving Facility as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. As a result, we are dependent upon continued compliance with the financial covenants under the Senior Facilities. In addition, while the Revolving Facility provides for maximum borrowings of up to €200 million ($233 million, based on currency exchange rates in effect at September 30, 2003), it is possible that our future ability to borrow under the Revolving Facility could effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities.

        Our significant leverage and other obligations could have a material impact on our liquidity, reducing funds available to us for other purposes and making us more vulnerable to economic downturns or changes in the expected amount or timing of payment of these obligations.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Our ability to service our debt as it comes due, including maintaining compliance with the financial covenants and representations regarding absence of material adverse changes under the Senior Facilities, and to meet these and other obligations as they come due is dependent on our future performance, which is subject to various factors, including certain factors beyond our control. A failure to so comply, unless waived by the lenders thereunder, would be a default thereunder. This would permit the lenders to accelerate the maturity of the Senior Facilities and terminate their commitments to extend credit under the Revolving Facility. An acceleration of maturity of the Senior Facilities would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, the lenders and holders could proceed against the collateral securing the Senior Facilities and the Senior Notes, respectively, and exercise all other rights available to them and we could be required to undertake significant actions (which may be inconsistent with our plans or adverse to our stockholders) to raise the funds necessary for repayment. We cannot assure you that we would be able to obtain any such waiver or take any of such actions on favorable terms or at all. At September 30, 2003, we were in compliance with the financial covenants under the Senior Facilities.

(6)   Financial Instruments

        We use derivative financial instruments for managing well-defined currency exchange rate risks and interest rate risks. We do not use derivative financial instruments for trading purposes.

      Foreign Currency Contracts

        The amount of foreign exchange contracts used by us to minimize foreign currency exposure was $56 million at December 31, 2002 and $17 million at September 30, 2003.

      Sale of Receivables

        Certain of our U.S. and foreign subsidiaries sold receivables of $129 million in the 2003 first nine months and $140 million in the 2002 first nine months. Receivables sold and remaining on the Consolidated Balance Sheets were $1 million at December 31, 2002 and nil at September 30, 2003.

      Interest Rate Risk Management

        We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk profile of our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities.

        Our interest rate swaps described below are designated as hedging the exposure to changes in the fair value of the related debt (called a fair value hedge). The related debt for our swaps is the Senior Notes. Our swaps are marked-to-market monthly, and we are required to provide cash

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collateral to the counterparty to the extent that the negative mark-to-market exceeds $15 million. At September 30, 2003, the negative mark-to-market was $9 million. The fair value of the hedge at the end of a period is recorded on the Consolidated Balance Sheets on the line entitled “fair value of hedged debt obligation.” When we sell swaps, the gain or loss realized is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through exchanges or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs.

        In the 2002 second quarter, we entered into $250 million notional amount of swaps through the remaining term of the Senior Notes, effectively converting that amount of fixed rate debt to variable rate debt. In the 2002 third quarter, we sold the entire $250 million notional amount of swaps for $10 million in cash. In the 2002 fourth quarter, we entered into $250 million notional amount of swaps through the remaining term of the Senior Notes. Interest rate swaps reduced our interest expense by approximately $3 million in the 2002 third quarter and $4 million in the 2002 first nine months. These amounts include a $2 million credit to interest expense for the 2002 third quarter and a $4 million credit to interest expense for the 2002 first nine months due to the amortization of the $10 million in cash proceeds from the sale of swaps. The adjustment for the fair value of the hedged debt obligation was $8 million at December 31, 2002 and has been recorded as part of other long-term assets in the Consolidated Balance Sheets.

        In the 2003 first quarter, we entered into an additional $200 million notional amount of swaps (bringing our total notional amount of swaps to $450 million) through the remaining term of the Senior Notes, effectively converting that amount of fixed rate debt to variable rate debt. Subsequently in the 2003 first quarter, we sold the entire $450 million notional amount of swaps for $10 million in cash. Following the sale of the swaps, in the 2003 first quarter, we entered into $350 million notional amount of swaps through the remaining term of the Senior Notes. Subsequently, in the 2003 second quarter, we entered into an additional $50 million notional amount of swaps (bringing our total notional amount of swaps to $400 million). Subsequently in the 2003 second quarter, we sold the total notional amount of $400 million of swaps for $21 million in cash. In the 2003 third quarter, we entered into $500 million notional amount of swaps for the remaining term of the Senior Notes. Subsequently in the 2003 third quarter, we sold $15 million notional amount of swaps and paid $1 million in cash. As a result, at September 30, 2003, we held $485 million notional amount of swaps for the remaining term of the Senior Notes. Interest rate swaps reduced our interest expense by approximately $7 million in the 2003 third quarter and $16 million in the 2003 first nine months. These amounts include a $4 million credit to interest expense for the 2003 third quarter and $6 million credit to interest expense for the 2003 first nine months due to the acceleration of the amortization of cash proceeds from the sale of swaps as a result of our exchanges of Senior Notes for common stock during the 2003 first nine months. The adjustment for the fair value of the hedged debt obligation was a negative $9 million at September 30, 2003 and has been recorded as part of other long-term liabilities in the Consolidated Balance Sheets.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In the 2003 first quarter, we entered into interest rate caps for a notional amount of $300 million through August 2007. In the 2003 second quarter, we entered into additional interest rate caps for a notional amount of $200 million through August 2007 (bringing our total notional amount of caps to $500 million through August 2007). All of our interest rate caps are marked to market. Gains and losses are recorded as unrealized gains and losses in other (income) expense, net. Unrealized gains and losses on caps were a loss of $1 million for the 2003 first nine months.

      Fair Market Value Disclosures

        SFAS No. 107, “Disclosure about Fair Market Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Such fair values must often be determined by using one or more methods that indicate value based on estimates of quantifiable characteristics as of a particular date. Values were estimated as follows:

Cash and cash equivalents, short-term notes and accounts receivable, accounts payable and other current payables–The carrying amount approximates fair value because of the short maturity of these instruments.

Debt–Fair value of long term debt was approximately $586 million at December 31, 2002 and $731 million at September 30, 2003.

Foreign currency contracts–Foreign currency contracts are carried at market value. The market value of the contracts was a loss of approximately $3 million at December 31, 2002 and a loss of approximately $2 million at September 30, 2003.

Interest rate swaps–See “Interest Rate Risk Management.”

(7)  Contingencies

      Antitrust Investigations

        In April 1998, pursuant to a plea agreement between the U.S. Department of Justice (the “DOJ”) and GTI, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million (the “DOJ fine”), payable in six annual installments. The plea agreement was approved by the U.S. District Court for the Eastern District of Pennsylvania (the “District Court”). Under the plea agreement, we will not be subject to prosecution by the DOJ with respect to any other violations of U.S. federal antitrust law occurring prior to April 1998. The payment schedule has been revised periodically at our request. In January 2002, the payment schedule for the $60 million unpaid balance outstanding at that time was revised to require a $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$5.375 million, through January 2007. Beginning in 2004, the DOJ may ask the District Court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. At September 30, 2003, the statutory rate of interest was 1.22% per annum. Accrued interest will be payable together with each quarterly payment. Of the $110 million original aggregate amount, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. All payments due have been timely paid.

        In the 2002 first nine months, following an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes, the Korean antitrust authority assessed fines against us and other graphite electrode producers. We paid the fine together with accrued interest, an aggregate of $584,000, in August 2002.

        In January 2000, the antitrust enforcement authority of the European Union (the “EU Competition Authority”) issued a statement of objections initiating proceedings against us and other producers of graphite electrodes. The statement alleges that we and other producers violated antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. In July 2001, the EU Competition Authority issued its decision regarding the allegations. Under the decision, the EU Competition Authority assessed a fine of €50.4 million (about $59 million, based on exchange rates in effect at September 30, 2003) against us (the “EU fine”) and assessed fines against seven other graphite electrode producers in amounts ranging up to €80.2 million. From the initiation of its investigation, we have cooperated with the EU Competition Authority. As a result of our cooperation, the EU fine reflects a substantial reduction from the amount that otherwise would have been assessed. It is the policy of the EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms with the EU Competition Authority. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the Court of First Instance of the European Communities in Luxembourg (the “Court”) challenging, among other things, the amount of the EU fine. In July 2003, the Court heard oral argument on this appeal. The Court has not yet issued its decision.

        Following assessment of a fine and during the pendency of an appeal to the Court, the fine or collateral security would typically be required to be paid or provided. Since the filing of our main appeal in October 2001, we have negotiated with the EU Competition Authority regarding the appropriate form of collateral security for the EU fine during the pendency of our main appeal. In September 2003, we filed an interim appeal to the Court to waive the requirement for collateral security or to allow us to provide alternative security for payment. We cannot predict how or when the Court will rule on our interim appeal.

        In May 2001, we became aware that the Brazilian antitrust authority had requested written information from various steelmakers in Brazil. In April 2002, our Brazilian subsidiary received a request for information from that authority. We have provided that information.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In May 2002, the EU Competition Authority initiated proceedings against us and other producers of specialty graphite, alleging violations of European antitrust laws in connection with the sale of specialty graphite. In December 2002, the EU Competition Authority issued its decision regarding the allegations. It assessed no fine against us due to our cooperation.

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

      Antitrust Lawsuits

        Through September 30, 2003, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes. One of the settlements also covers actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments due have been timely paid.

        In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the District Court. In March 2002, we were served with another complaint commencing a separate civil antitrust lawsuit in the District Court. These lawsuits are called the “foreign customer lawsuits.” The first complaint, entitled Ferromin International Trade Corporation, et al. v. UCAR International Inc., et al., was filed by 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP New Zealand Ltd. et al. v. UCAR International Inc., et al.was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint,

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entitled Saudi Iron and Steel Company v. UCAR International Inc., et al., was filed by a steelmaker who is located outside the U.S. The fourth complaint, entitled Arbed, S.A., et al. v. Mitsubishi Corporation, et al., was filed by 5 steelmakers, all of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged antitrust violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs’ claims. Appeals have been filed by the plaintiffs and the defendants with the U.S. Court of Appeals for the Third Circuit with regard to these dismissals. The U.S. Court of Appeals for the Third Circuit heard oral argument on these appeals on March 11, 2003, and we are awaiting its decision. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. We filed a motion to stay the lawsuit commenced by the fourth complaint pending resolution of appeals in the other foreign customer lawsuits, and such motion was granted in July 2002.

        In 1999 and 2000, we were served with three complaints commencing three civil antitrust lawsuits (the “carbon electrode lawsuits”). The first complaint, filed in the District Court, is entitled Globe Metallurgical, Inc. v. UCAR International Inc., et al. The second complaint, initially filed in the U.S. Bankruptcy Court for the Northern District of Ohio and subsequently transferred to the U.S. District Court for the Northern District of Ohio, Eastern Division, is now entitled Cohen & Co., Distribution Trustee v. UCAR International Inc., et al. (In re Simetco, Inc.). The third complaint, filed in the U.S. District Court for the Southern District of West Virginia, is entitled Elkem Metals Company Inc and Elkem Metals Company Alloy LLP v. UCAR Carbon Company Inc., et al. SGL Carbon AG is also named as a defendant in the first complaint and SGL Carbon Corporation is also named as a defendant in the first and third complaints. In the complaints, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of carbon electrodes and seek, among other things, an award of treble damages resulting from such alleged violations. In October 2001, we settled the lawsuit commenced by the third complaint. In September 2002, we settled the lawsuit commenced by the first complaint. In January 2003, we settled the lawsuit commenced by the second complaint. The guilty pleas and decisions described above do not relate to carbon electrodes.

        In the 2002 first quarter, we and other producers of cathodes were served with a complaint commencing a civil antitrust lawsuit in the U.S. District Court for the District of Oregon entitled Northwest Aluminum Company, et al. vs. VAW Aluminum A.G., et al (the “carbon cathode lawsuit”). The complaint was filed by two producers of aluminum. In the complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of cathodes and seek, among other things, an award of treble damages resulting from such alleged violations. In November 2002, we settled this lawsuit. The guilty pleas and decisions described above do not relate to cathodes.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In December 2002 and January 2003, we and other producers of bulk graphite were served with two complaints commencing two civil class action antitrust lawsuits. The first complaint, filed in the U.S. District Court for the District of New Jersey, is entitled Industrial Graphite Products, Inc. v. Carbone Lorraine North America Corporation, et al. The second complaint, filed in the same court, is entitled Ceradyne, Inc. v. Carbone Lorraine North America Corporation, et al. In February 2003, we learned that a class action complaint commencing a civil class action antitrust lawsuit had been filed against us and other producers of bulk graphite in the District Court entitled General Refractories Company v. GrafTech International Ltd., et al. In March 2003, this lawsuit was dismissed by the District Court without prejudice. In March 2003, we learned that two complaints commencing civil class action antitrust lawsuits had been filed against us and other producers of bulk graphite in the U.S. District Court for the District of New Jersey entitled General Refractories Company v. GrafTech International Ltd., et al. and Midwest Graphite Co., Inc. v. SGL Carbon, LLC, et al., respectively. The lawsuits commenced by the first, second, fourth and fifth complaints, along with a lawsuit commenced by a sixth complaint filed only against SGL Carbon, LLC, SGL Carbon A.G. and SGI Carbon GmbH, were subsequently consolidated or are subject to consolidation into a single lawsuit in the United States District Court for the District of New Jersey entitled In re: Bulk [Extruded] Graphite Products Antitrust Litigation (the “bulk graphite lawsuits”). In the bulk graphite lawsuits, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of bulk graphite and seek, among other things, an award of treble damages resulting from such alleged violations. In March 2003, we reached an agreement to settle the bulk graphite lawsuits. The guilty pleas and decisions described above do not relate to bulk graphite.

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

      Antitrust Earnings Charges

        We have recorded pre-tax charges of $350 million against results of operations as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The reserve of $350 million is calculated on a basis net of, among other things, imputed interest on installment payments of the DOJ fine. Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $350 million and the timing of payment thereof could be sooner than anticipated. In the aggregate, the fines and net settlements and expenses are within the amounts we used to evaluate the $350 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, at September 30, 2003, $350 million represents our estimate of these liabilities and expenses. Our

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

        Through September 30, 2003, we have paid an aggregate of $257 million of fines and net settlement and expense payments and $19 million of imputed interest. At September 30, 2003, $93 million remained in the reserve. The balance of the reserve is available for the DOJ fine (excluding imputed interest thereon), the EU fine and other matters. The reserve does not cover interest on the DOJ fine (including interest that, for accounting purposes, is imputed on the fine and which, for the period from July 2003 through April 2004 is nil). Such interest is recorded in interest expense. The EU fine may bear interest at the rate of 6.04% per annum. Interest accrued on the EU fine for the period from October 2001 through the date of the Court’s decision on our main appeal (which is separate from our interim appeal) will be applied against the reserve. Due to the accumulation of interest as a result of the delay in the Court’s decision as well as changes in currency exchange rates which impact the translation of the amount of the EU fine into dollars, we may be required to record a charge at the time of the Court’s decision to increase the reserve, even if the amount of the EU fine is reduced on appeal. Interest accruing on the EU fine after the date of the Court’s decision will be recorded in interest expense on the Consolidated Statements of Operations.

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

      Lawsuit Initiated by Us Against Our Former Parents

        In February 2000, at the direction of a special committee of independent directors of GTI’s Board of Directors, we commenced a lawsuit in the U.S. District Court for the Southern District of New York against our former parents, Mitsubishi Corporation and Union Carbide Corporation. The other defendants named in the lawsuit include two of the respective representatives of Mitsubishi and Union Carbide who served on GTI’s Board of Directors at the time of our 1995 leveraged equity recapitalization, Hiroshi Kawamura and Robert D. Kennedy. Mr. Kennedy, who was a director of GTI at the time the lawsuit was commenced, resigned as such on March 14, 2000.

        In the lawsuit, we allege, among other things, that, in January 1995, Mitsubishi and Union Carbide had knowledge of facts indicating that GTI had engaged in illegal graphite electrode price fixing activities and that any determination of GTI’s statutory capital surplus would be overstated as a result of those activities. We also allege that certain of their representatives knew or should have known about those activities. In January 2000, Mitsubishi was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes. Mitsubishi entered a plea of not

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guilty. In February 2001, a jury found Mitsubishi guilty of the charge. Mitsubishi entered into a sentencing agreement with the DOJ, which was approved by the District Court, pursuant to which Mitsubishi agreed to pay a fine of $134 million and not appeal its conviction. Mitsubishi has also been named as a defendant in several civil antitrust lawsuits commenced by electric arc furnace steel producers with respect to its alleged participation in those activities. In addition, we allege that, in January 1995, GTI did not have the statutory capital surplus required to lawfully authorize the payments that GTI made to its former parents. We also allege that Mitsubishi and Union Carbide were unjustly enriched by receipts from their investments in GTI and that they knowingly induced or actively and substantially assisted former senior management of GTI to engage in illegal graphite electrode price fixing activities in breach of their fiduciary duties to GTI.

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

        We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through September 30, 2003, we had incurred about $6 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

(8)	Financial Information About the Parent, the Issuer, the Guarantors and the Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees

        On February 15, 2002, GrafTech Finance (the “Issuer”) issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. The Senior Notes have been guaranteed on a senior basis by GTI (the “Parent”) and GrafTech Global, UCAR Carbon and other subsidiaries holding a substantial majority of our U.S. assets, which subsidiaries are UCAR International Holdings Inc., UCAR International Trading Inc., UCAR Carbon Technology LLC, UCAR Composites Inc. and UCAR Holdings III Inc. The guarantors (other than the Parent) are collectively called the “U.S. Guarantors.” The guarantees of the U.S. Guarantors are unsecured, except that the guarantee of UCAR Carbon has been secured by a junior pledge of all of our shares of AET, but in no event will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes. All of the guarantees are full, unconditional and joint and

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

several, and the Issuer and each of the U.S. Guarantors are 100% owned by the Parent. If a U.S. Guarantor makes a payment under its guarantee, it would have the right under certain circumstances to seek contribution from the other U.S. Guarantors. Payment under the guarantees could be required immediately upon the occurrence of an event of default under the Senior Notes. AET and our other subsidiaries, which are not guarantors, are called the “Non-Guarantors.” The following table sets forth condensed consolidating balance sheets at December 31, 2002 and September 30, 2003 and condensed consolidating statements of operations and cash flows for the three months and nine months ended September 30, 2002 and 2003 of the Parent, the Issuer, the U.S. Guarantors and the Non-Guarantors. Provisions in the Senior Facilities restrict the payment of dividends by our subsidiaries to the Parent. At September 30, 2003, retained earnings of our subsidiaries subject to such restrictions were approximately $386 million. Investments in subsidiary companies are recorded on the equity basis.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
at September 30, 2003

	September 30, 2003
	Parent	Issuer	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$--	$--	$--	$6	$--	$6
Accounts and notes receivable, net	1	868	473	119	(1,338)	123
Inventories:
Raw materials and supplies	--	--	2	47	(2)	47
Work in process	--	--	30	90	1	121
Finished goods	--	--	8	26	(4)	30

Total inventories	--	--	40	163	(5)	198
Prepaid expenses and deferred income taxes	--	4	9	16	(1)	28
Assets of discontinued operations	--	--	--	--	--	--

Total current assets	1	872	522	304	(1,344)	355

Property, plant and equipment	--	--	292	791	(4)	1,079
Less: accumulated depreciation	--	--	(250)	(496)	--	(746)

Net fixed assets	--	--	42	295	(4)	333

Deferred income taxes, goodwill and other assets	70	34	(137)	130	139	236

Total assets	$71	$906	$427	$729	$(1,209)	$924

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$51	$10	$64	$92	$(139)	$78
Short-term debt	385	1	240	589	(1,200)	15
Accrued income and other taxes	(11)	20	(5)	26	--	30
Other accrued liabilities	--	--	39	26	1	66
Liabilities of discontinued operations	--	--	--	--	--	--

Total current liabilities	425	31	338	733	(1,338)	189

Long-term debt	(55)	738	--	2	--	685
Other long-term obligations	--	42	189	56	--	287
Deferred income taxes	7	--	--	37	(4)	40
Minority stockholders' equity in consolidated entities	--	--	--	29	--	29
Stockholders' equity (deficit)	(306)	95	(100)	(128)	133	(306)

Total liabilities and stockholders' equity
(deficit)	$71	$906	$427	$729	$(1,209)	$924

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
at December 31, 2002

	December 31, 2002
	Parent	Issuer	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$--	$--	$4	$7	$--	$11
Accounts and notes receivable, net	--	752	466	255	(1,369)	104
Inventories:
Raw materials and supplies	--	--	2	38	(1)	39
Work in process	--	--	30	71	1	102
Finished goods	--	--	10	23	(3)	30

Total inventories	--	--	42	132	(3)	171
Prepaid expenses and deferred income taxes	--	--	8	13	--	21
Assets of discontinued operations	--	--	14	--	--	14

Total current assets	--	752	534	407	(1,372)	321
Property, plant and equipment	--	--	296	705	(6)	995
Less: accumulated depreciation	--	--	(260)	(437)	2	(695)

Net fixed assets	--	--	36	268	(4)	300
Deferred income taxes, goodwill and other assets	47	34	(33)	120	70	238

Total assets	$47	$786	$537	$795	$(1,306)	$859

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21	$26	$30	$89	$(61)	$105
Short-term debt	416	--	231	668	(1,297)	18
Accrued income and other taxes	(24)	(3)	36	18	(4)	23
Other accrued liabilities	--	--	36	39	(18)	57
Liabilities of discontinued operations	--	--	3	--	--	3

Total current liabilities	413	23	336	814	(1,380)	206

Long-term debt	--	711	--	2	--	713
Other long-term obligations	--	9	203	45	1	258
Deferred income taxes	--	(5)	(1)	36	3	33
Minority stockholders' equity in consolidated entities	--	--	--	30	--	30
Stockholders' equity (deficit)	(366)	48	(1)	(132)	70	(381)

Total liabilities and stockholders' equity (deficit)	$47	$786	$537	$795	$(1,306)	$859

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations
for the Three Months Ended September 30, 2002 and 2003

	Three Months Ended September 30, 2002
	Parent	Issuer	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$--	$--	$51	$136	$(38)	$149
Cost of sales	--	--	42	107	(33)	116

Gross profit	--	--	9	29	(5)	33
Research and development, selling, administrative
and other expenses, other (income) expense, net
(excluding interest income), restructuring charges and impairment losses on long-lived and other assets	--	38	24	(28)	(8)	26
Interest income	--	(19)	2	--	17	--
Interest expense	(2)	15	8	11	(17)	15

Income (loss) from continuing operations before provision for income taxes	2	(34)	(25)	46	3	(8)
Provision (benefit) for income taxes	1	(13)	14	(6)	--	(4)

Income (loss) from continuing operations of consolidated entities before minority stockholders' share of income	1	(21)	(39)	52	3	(4)

Less: Minority stockholders' share of income	--	--	--	1	--	1
Income from discontinued operations (less applicable income tax expense)	--	--	--	--	--	--
Gain on the sale of discontinued operations (less
applicable income tax expense)	--	--	--	--	--	--
Equity in earnings of subsidiaries	6	--	(54)	--	48	--

Net income (loss)	$(5)	$(21)	$15	$51	$(45)	$(5)

	Three Months Ended September 30, 2003
	Parent	Issuer	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$--	$--	$56	$154	$(37)	$173
Cost of sales	--	--	45	124	(37)	132

Gross profit	--	--	11	30	--	41
Research and development, selling, administrative
and other expenses, other (income) expense, net
(excluding interest income), restructuring charges and impairment losses on long-lived and other assets	1	(2)	15	11	--	25
Interest income	(1)	(16)	--	--	17	--
Interest expense	10	9	--	7	(17)	9

Income (loss) from continuing operations before provision for income taxes	(10)	9	(4)	12	--	7
Provision (benefit) for income taxes	(71)	1	69	2	--	1

Income (loss) from continuing operations of consolidated entities before minority stockholders' share of income	61	8	(73)	10	--	6
Less: Minority stockholders' share of income	--	--	--	--	--	--
Income from discontinued operations (less applicable income tax expense)	--	--	--	--	--	--
Gain on the sale of discontinued operations (less
applicable income tax expense)	--	--	--	--	--	--
Equity in earnings of subsidiaries	55	--	(10)	--	(45)	--

Net income (loss)	$6	$8	$(63)	$10	$45	$6

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations
for the Nine Months Ended September 30, 2002 and 2003

	Nine Months Ended September 30, 2002
	Parent	Issuer	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$--	$--	$159	$388	$(107)	$440
Cost of sales	--	--	133	302	(93)	342

Gross profit	--	--	26	86	(14)	98
Research and development, selling, administrative and other
expenses, other (income) expense, net (excluding interest
income), restructuring charges and impairment losses on
long-lived and other assets	5	23	(79)	11	123	83
Interest income	--	(43)	(10)	(4)	57	--
Interest expense	10	47	17	28	(57)	45

Income (loss) from continuing operations before
provision for income taxes	(15)	(27)	98	51	(137)	(30)
Provision (benefit) for income taxes	(5)	(10)	(11)	11	--	(15)

Income (loss) from continuing operations of consolidated
entities before minority stockholders' share of income	(10)	(17)	109	40	(137)	(15)
Less: Minority stockholders' share of income	--	--	--	2	--	2
Income from discontinued operations (less applicable income
tax expense)	--	--	1	--	--	1
Gain on the sale of discontinued operations (less applicable
income tax expense)	--	--	--	--	--	--
Equity in earnings of subsidiaries	6	--	99	--	(105)	--

Net income (loss)	$(16)	$(17)	$11	$38	$(32)	$(16)

	Nine Months Ended September 30, 2003
	Parent	Issuer	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$--	$--	$178	$460	$(114)	$524
Cost of sales	--	--	147	368	(114)	401

Gross profit	--	--	31	92	--	123
Research and development, selling, administrative and other
expenses, other (income) expense, net (excluding interest
income), restructuring charges and impairment losses on
long-lived and other assets	2	(15)	67	28	--	82
Interest income	(1)	(49)	--	--	50	--
Interest expense	30	35	--	21	(50)	36

Income (loss) from continuing operations before
provision for income taxes	(31)	29	(36)	43	--	5
Provision (benefit) for income taxes	(79)	16	56	9	--	2

Income (loss) from continuing operations of consolidated
entities before minority stockholders' share of income	48	13	(92)	34	--	3
Less: Minority stockholders' share of income	--	--	--	1	--	1
Income from discontinued operations (less applicable income
tax expense)	--	--	1	--	--	1
Gain on the sale of discontinued operations (less applicable
income tax expense)	--	--	1	--	--	1
Equity in earnings of subsidiaries	44	--	(33)	--	(11)	--

Net income (loss)	$4	$13	$(57)	$33	$11	$4

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows
for the Nine Months Ended September 30, 2002 and 2003

	Nine Months Ended September 30, 2002
	Parent	Issuer	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities from continuing operations	$(20)	$31	$81	$(160)	$(9)	$(77)
Net cash provided by (used in) operating activities from discontinued operations	--	--	1	--	--	1

Net cash provided by (used in) operating activities	(20)	31	82	(160)	9	(76)

Net cash provided by (used in) investing activities	--	159	94	83	(368)	(32)
Net cash provided by (used in) financing activities	20	(206)	(183)	77	377	85

Net increase (decrease) in cash and cash equivalents	--	(16)	(7)	--	--	(23)
Effect of exchange rate changes on cash and cash equivalents	--	--	--	3	--	3
Cash and cash equivalents at beginning of period	--	16	8	14	--	38

Cash and cash equivalents at end of period	$--	$--	$1	$17	$--	$18

	Nine Months Ended September 30, 2003
	Parent	Issuer	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by (used in operating activities from continuing operations	$31	$17	$(33)	$(47)	$(23)	$(55)
Net cash provided by (used in) operating activities from discontinued operations	--	--	1	--	--	1

Net cash provided by (used in) operating activities	31	17	(32)	(47)	(23)	(54)
Net cash provided by (used in) investing activities from continuing operations	--	(89)	5	130	(74)	(28)
Proceeds from sale of discontinued operations	--	--	15	--	--	15

Net cash provided by (used in) investing activities	--	(89)	20	130	(74)	(13)
Net cash provided by (used in) financing activities	(31)	72	8	(85)	97	61

Net increase (decrease) in cash and cash equivalents	--	--	(4)	(2)	--	(6)
Effect of exchange rate changes on cash and cash equivalents	--	--	--	1	--	1
Cash and cash equivalents at beginning of period	--	--	4	7	--	11

Cash and cash equivalents at end of period	$--	$--	$--	$6	$--	$6

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Unsecured intercompany term notes in an aggregate principal amount, at September 30, 2003, equal to $496 million (based on currency exchange rates in effect at September 30, 2003), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes.

        As described above, the guarantee of the Senior Notes by UCAR Carbon has been secured by a junior pledge of all of our shares of AET, but at no time will the value of the pledged portion of such shares exceed 19.99% of the principal amount of the then outstanding Senior Notes.

        Rule 3-16 of Regulation S-X adopted by the SEC provides that, for each of the registrant’s affiliates whose securities constitute a “substantial” portion of the collateral for registered securities, financial statements (that would be required to be filed if the affiliate were a registrant) must be filed with this Report. Under Rule 3-16(b), securities of a person will be deemed to constitute a “substantial” portion of the collateral if the aggregate principal amount, par value, or book value of securities as carried by the registrant, or the market value of such securities, whichever is the greatest, equals 20% or more of the principal amount of the registered securities. In this case, the pledges of common stock of AET and the intercompany notes and related guarantees have been limited such that they will never be more than 19.99% of the principal amount of the outstanding Senior Notes. Therefore, no such financial statements are required to be included in this Report.

(9)   Other (Income) Expense, Net

        The following table presents an analysis of other (income) expense, net.

	Nine Months Ended September 30,
	2002	2003
	(Dollars in millions)
Interest income	$(2)	$--
Currency gains	(20)	(19)
Bank and other financing fees	3	3
Fair value adjustment on interest rate caps	--	1
Write-off of capitalized bank fees	4	--
Legal fees (not related to antitrust investigations
and related lawsuits and claims)	2	2
Global realignment	3	--
Other	3	4

Total other (income) expense, net	$(7)	$(9)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At September 30, 2003, the aggregate principal amount of these loans was $477 million. These loans are subject to translation gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, translation gains and losses on these loans are recorded as unrealized gains or losses in other expense (income), net, in the Consolidated Statements of Operations. We have the ability to replace each intercompany loan with a substantially identical new intercompany loan. When we replace such a loan, we record net cumulative realized translation gains or losses with respect to that loan in other expense (income), net. Those realized gains or losses are, however, non-cash gains or losses. Foreign currency translation gains and losses relating to these loans included in other (income) expense, net, were a gain of $20 million in the 2003 first nine months and a gain of $13 million in the 2002 first nine months.

        In the 2002 first nine months, we recorded an extraordinary charge of $4 million ($3 million, net of tax) for the write-off of capitalized fees associated with the term loans under Tranche A and B Facilities repaid with the net proceeds from the issuance of Senior Notes. This amount has been reclassified and included as other (income) expense, net, for the 2002 first nine months in accordance with SFAS No. 145 relating to SFAS No. 4.

        In 2002, we substantially completed the realignment of our foreign subsidiaries, which resulted in tax savings. The expenses incurred to implement the realignment (which are referred to as global realignment and related expenses) have been classified into other (income) expense, net.

(10)   Discontinued Operations

        In June 2003, we sold certain assets and operations of our non-strategic composite tooling business to a third party for approximately $17 million, including an approximately $2 million working capital adjustment. We received $15 million in cash prior to June 30, 2003. We recorded an approximately $1 million (net of tax) gain related to the sale. As a result, the composite tooling business is reflected on the Consolidated Financial Statements as a discontinued operation, and the amounts for prior dates and periods have been reclassified, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following table sets forth the results of the discontinued operation.

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
	(Dollars in millions)

Net sales	$13	$9
Income before provision for income taxes	$2	$1

        The following table sets forth the assets and liabilities of the discontinued operation.

	December 31, 2002	September 30, 2003
	(Dollars in millions)

Current assets	$6	$--
Property, plant and equipment, net	8	--

Total assets	$14	$--

Current liabilities	$3	$--

Total liabilities	$3	$--

(11)   Subsequent Event

        On October 7, 2003, we sold an aggregate of 25,300,000 shares of our common stock in a registered public offering at a public offering price of $8.00 per share. The gross proceeds from the offering were $202 million and the net proceeds were $190 million. $114 million of the net proceeds were used to reduce Tranche B Term Loans under the Senior Facilities. $56 million of the net proceeds were used to reduce the principal amount outstanding under the Revolving Facility. The balance of the net proceeds was used to reduce other short-term debt.

        In connection with such use of proceeds, in October 2003 we wrote-off the pro-rata share of the capitalized bank fees associated with the Tranche B Term Loans repaid. The total write-off amounted to $2 million and has been included in other (income) expense, net, in the Consolidated Statement of Operations.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Introduction to Part I, Item 2, and Part II, Item 1

Preliminary Notes

        Important Terms. We use various terms to identify companies, groups of companies or other matters. These terms help to simplify the presentation of information and are defined in the Notes to Consolidated Financial Statements.

        Presentation of Financial, Market and Legal Data. We present our financial information on a consolidated basis. This means that we consolidate financial information for all subsidiaries where our ownership is greater than 50%. As a result, the financial information for Carbone Savoie and AET is consolidated on each line of the Consolidated Financial Statements and the equity of the other owners in those subsidiaries is reflected on the lines entitled “minority stockholders’ equity in consolidated entities” and “minority stockholders’ share of income.” We use the equity method to account for 50% or less owned interests, including our 25% owned joint venture in China with Jilin.

        All financial information at and for periods ended on or before December 31, 2002 has been restated to reflect changes in accounting for reportable segments (as required by SFAS No. 131 to reflect changes in the organization of our businesses effective January 2003), accounting for discontinued operations (as required by SFAS No. 144 to reflect the sale of our non-strategic composite tooling business in June 2003) and reclassification of extraordinary items and corresponding adjustments to provisions for income taxes (as required by SFAS No. 145, which we adopted effective January 2003). All financial information at and for periods ended on subsequent dates was originally and is being reported on the same basis as the restated financial information. The restatement does not change previously reported consolidated net income, basic or diluted earnings per share, consolidated total assets or liabilities, or consolidated cash flows from operating activities, investment activities or financial activities.

        References to cost in the context of our low-cost supplier strategy do not include the impact of special or non-recurring charges, expenses or credits, such as those related to investigations, lawsuits or claims, restructurings or impairments, or the impact of changes in accounting principles.

        The legal and tax restructuring and global realignment mentioned in this Report are part of the corporate realignment of our subsidiaries. The tax benefits from the realignment (which are called tax benefits from legal and tax restructuring) have been recorded separately from expenses to implement the realignment (which are included in other (income) expense, net.)

        All cost savings and reductions relating to our 1998 enhanced global restructuring and rationalization plan are estimates based on a comparison, with respect to provision for income taxes, to costs in 1998 or, for all other costs, to costs in the 1998 fourth quarter (annualized). Calculation of cost savings under the 1998 plan includes the effects of changes in currency exchange rates and production levels. All cost savings and reductions relating to our 2002 major cost savings plan are estimates or targets based on a comparison to costs in 2001. For purposes

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

of calculating the cost savings related to the 2002 plan, savings relating to graphite electrode production cost per metric ton are determined based on annual graphite electrode production volume of about 180,000 metric tons and certain other savings are determined based on annual overhead costs (which includes research and development expense) of $90 million, annual interest expense of $60 million and an effective income tax rate of 45% (before taking into account the realignment of our subsidiaries). These amounts approximate actual amounts in 2001. Calculation of cost savings under 2002 plan excludes the effects of the changes in currency exchange rates between the euro and the dollar, but includes the effects of changes in currency exchange rates between other currencies, and includes the effects of changes in production levels.

        Neither any statement made in this Report nor any charge taken by us relating to any legal proceedings constitutes an admission as to any wrongdoing.

        Unless otherwise specifically noted, market and market share data in this Report are our own estimates. Market data relating to the steel, aluminum, electronics, semiconductor, transportation, petrochemical and other metals industries, our general expectations concerning such industries and our market position and market share within such industries, both domestically and internationally, are derived from trade publications relating to those industries and other industry sources as well as assumptions made by us, based on such data and our knowledge of such industries. Market data relating to the fuel cell power generation industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from publications by securities analysts relating to Ballard Power Systems Inc., other industry sources and public filings, press releases and other public documents of Ballard Power Systems as well as assumptions made by us, based on such data and our knowledge of the industry. Market and market share data relating to the graphite and carbon industry as well as cost information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of such industry. However, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward-Looking Statements and Risks” in this Report and “Forward-looking statements” and “Risk factors” in our other SEC filings. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.

        Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.

        Unless otherwise noted, references to “market shares” are based on sales volumes in 2002, to “major product lines” mean graphite electrodes, cathodes and natural graphite products and to “natural graphite products” does not include mined natural graphite flake.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        The GRAFTECH logo, GRAFCELL®, eGRAF™, GRAFOIL®, GRAFGUARD® and GRAFSHIELD® are our trademarks and trade names. This Report also contains trademarks and trade names belonging to other parties.

        We make available, free of charge, on or through our web site, copies of our proxy statements, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Copies of our Code of Conduct and Ethics and any waivers thereunder are also available on or through our web site. We maintain a web site at http://www.graftech.com. The information contained on our web site is not part of this Report.

        Reference is made to the Annual Report for background information on various risks and contingencies and other matters related to circumstances affecting us and our industry.

        Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: future production and sales of steel, aluminum, electronic devices, fuel cells and other products that incorporate our products or that are produced using our products; future prices and sales of and demand for such products; future operational and financial performance of our businesses; strategic plans; impacts of regional and global economic conditions; interest rate management activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, joint venture, operational, tax, financial and capital projects; legal matters; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future costs, working capital, revenues, business opportunities, values, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal” and similar expressions identify some of these statements.

        Actual future events and circumstances (including future results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

o	the possibility that global or regional economic conditions affecting our products may not improve or may worsen due to geopolitical events, governmental actions or other factors;

o	the possibility that additions to capacity for producing steel in electric arc furnaces may not occur, that reductions in graphite electrode manufacturing capacity may not continue or that increases in graphite electrode manufacturing capacity may occur;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility that increases in production of steel in electric arc furnaces or reductions in graphite electrode manufacturing capacity may not result in stable or increased demand for or prices or sales volume of graphite electrodes;

o	the possibility that economic or technological developments may adversely affect growth in the use of graphite cathodes in lieu of carbon cathodes in the aluminum smelting process;

o	the possibility that additions to aluminum smelting capacity using graphite cathodes may not occur or that increases in production of graphite cathodes by competitors may occur;

o	the possibility that increases in production of aluminum or stable production of graphite cathodes by competitors may not result in stable or increased demand for or prices or sales volume of graphite cathodes;

o	the possibility that actual graphite electrode prices in the future may be different than current spot prices;

o	the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management or other products;

o	the possibility of delays in or failure to achieve widespread commercialization of proton exchange membrane (“PEM”) fuel cells which use our products or that manufacturers of PEM fuel cells may obtain those products from other sources;

o	the possibility that end markets for our products (other than those mentioned above) may not improve or may worsen;

o	the possibility of delays in meeting or failure to meet contractually specified or other product development milestones or delays in expanding or failure to expand our manufacturing capacity to meet growth in demand for existing, new or improved products, if any;

o	the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others;

o	the occurrence of unanticipated events or circumstances relating to antitrust investigations, lawsuits or claims or to the lawsuit initiated by us against our former parents;

o	the possibility that expected cost savings from our 2002 major cost savings plan or our other cost savings efforts will not be fully realized;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility that the anticipated benefits from the corporate realignment of our subsidiaries or the refinement of our organizational structure into three lines of business may be delayed or may not occur;

o	the possibility that our provision for income taxes and effective income tax rate (as distinguished from our tax payments) may fluctuate significantly based on changes in financial performance of subsidiaries in various countries, changes in estimates of future ability to use foreign tax credits, changes in tax laws and other factors;

o	the occurrence of unanticipated events or circumstances relating to health, safety or environmental compliance or remediation obligations or liabilities to third parties, labor relations, or raw material or energy supplies or cost;

o	changes in interest rates, in currency exchange rates (including those impacting our euro-denominated antitrust liabilities or non-dollar denominated intercompany loans), in competitive conditions or in inflation affecting our raw material, energy or other costs;

o	the possibility of failure to satisfy conditions or milestones under, or occurrence of breach of terms of, our strategic alliances with Pechiney, Ballard Power Systems, ConocoPhillips or others;

o	the possibility of changes in appropriation or non-appropriation of government funds for, or our failure to satisfy eligibility conditions to, government grants awarded to us;

o	the possibility that changes in financial performance may affect our compliance with financial covenants or the amount of funds available for borrowing under the Senior Facilities;

o	the possibility that we may not achieve the earnings estimates that we provide as guidance from time to time; and

o	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.

        Occurrence of any of the events or circumstances described above could also have a material adverse effect on our business, financial condition, results of operations or cash flows.

        No assurance can be given that any future transaction about which forward looking statements may be made will be completed or as to the timing or terms of any such transaction.

        All subsequent forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC’s rules, we have no duty to update these statements.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The Company

        We are one of the world’s largest manufacturers and providers of high quality synthetic and natural graphite and carbon products and related technical and research and development services, with customers in more than 70 countries. We manufacture graphite electrodes and cathodes, products essential to the production of electric arc furnace steel and aluminum. We also manufacture thermal management, fuel cell and other specialty graphite and carbon products for, and provide services to, the electronics, power generation, semiconductor, transportation, petrochemical and other metals markets. We have 13 state-of-the-art manufacturing facilities strategically located on four continents, in more diverse locations than the facilities of any of our competitors.

        We have the largest share of the worldwide market for electrodes and cathodes. We have a uniquely positioned global manufacturing network, which we believe cannot be replicated by any of our competitors due to the capital investment, technology and process know-how required to do so. We believe that our network has the largest manufacturing capacity, has the lowest manufacturing cost structure of all of our major competitors and delivers the highest quality products. Over the last few years, we have rationalized our graphite electrode and cathode facilities and redeployed capacity to larger facilities in lower cost countries. This allows us to achieve significant increases in productivity and output from our existing assets, including economies of scale and other cost savings that we believe will increase as we grow our sales. We believe that our network provides us with the operational flexibility to source customer orders from the facility that optimizes our profitability and, with the continuing consolidation in the steel and aluminum industries, provides us a significant growth opportunity in serving larger multi-plant global customers.

        We believe that we are the industry leader in graphite and carbon materials science and high temperature processing know-how and that we operate the premier research, development and testing facilities in our industry. We have over 100 years of experience in the research and development of these technologies. Our intellectual property portfolio is extensive, and we believe that we have more U.S. and foreign patents and pending patent applications than any of our major competitors.

        We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide a differentiating advantage. These capabilities have enabled us to accelerate development and commercialization of our technologies to exploit markets with high growth potential for us, including products for electronic thermal management and fuel cell applications.

        We have developed, over the past two years, natural graphite electronic thermal management products and secured product approvals and purchase commitments from a wide range of industry leaders, based on superior thermal performance, weight, adaptability and cost characteristics as compared to alternative products. Thermal management products are designed to dissipate heat generated by electronic devices. We expect demand for our products to grow as

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

industry trends continue toward smaller, more powerful electronic devices which generate more heat and require more advanced thermal management solutions.

        In September 2003, we received R&D Magazine’s prestigious R&D 100 Award, granted to identify the 100 most technologically significant products and advancements each year, for our achievements in electronic thermal management heat sink products.

        We are the leading manufacturer of natural graphite products for PEM fuel cells and fuel cell systems. Fuel cells provide environmentally friendly electrical power generation. We expect continued commercialization of fuel cells, encouraged by current governmental programs and driven by concerns relating to the U.S. electrical power grid, environmental protection, foreign oil dependency and other factors. About 85% of the 175 fuel cell vehicles expected to be operational worldwide in 2003 and 2004 are or will be powered by Ballard Power Systems fuel cells. Our products are essential components of those fuel cells. Ballard Power Systems, the world leader in PEM fuel cells, is our strategic partner under an exclusive product supply agreement that continues through 2016 and an exclusive collaboration agreement that continues through 2011. In October 2003, we were awarded two cash grants totaling $1.4 million from the State of Ohio to advance fuel cell technologies and develop mass production processes for fuel cell commercialization.

        Our businesses are organized around three lines of business:

o	a synthetic graphite line of business, which primarily serves the steel, aluminum, transportation and semiconductor industries and includes graphite electrodes, cathodes and advanced synthetic graphite products as well as related services;

o	a natural graphite line of business, which primarily serves the automotive, petrochemical, electronics and power generation industries and includes advanced flexible graphite and flexible graphite as well as related services; and

o	an advanced carbon materials line of business, which primarily serves the silicon metal and ferro-alloy industries and includes carbon electrodes and refractories.

        Over the past few years through late 2002, adverse global and regional economic conditions negatively impacted many of our markets. Our management team responded to these challenges and transformed our operations, building sustainable competitive advantages that enable us to compete successfully in our major product lines regardless of changes in economic conditions, to realize enhanced performance as economic conditions improve and to exploit growth opportunities from our intellectual property portfolio.

        During this period, we have successfully rationalized and repositioned our unique global manufacturing network, redesigned and implemented changes to our manufacturing, marketing and sales processes, accelerated technology development and new product commercialization, achieved cost savings, reduced debt and other obligations, and managed antitrust liabilities.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Our goal is to create stockholder value by maximizing cash flow from operations, and our business strategies are designed to expand upon the competitive advantages that our initiatives have created. Our strategies include:

o	leveraging our unique global manufacturing network;

o	delivering exceptional and consistent quality;

o	providing superior technical service;

o	accelerating commercialization of advantaged technologies; and

o	pursuing cost savings.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Financial
Condition and Results of Operations

General

        Reference is made to the information under “Preliminary Notes – The Company” and our other SEC filings for background information on our businesses, industry and related matters.

Repositioning Our Global Manufacturing Network and Other Initiatives

        In January 2002, we announced a major cost savings plan that we believe is the most aggressive major cost reduction plan being implemented in our industry.

        The key elements of the 2002 plan consist of:

o	the further rationalization of graphite electrode manufacturing capacity at our higher cost facilities and the expansion of capacity at our lower cost facilities;

o	the implementation of global business and work process changes;

o	the redesign and implementation of changes in our benefit plans for active and retired employees;

o	the corporate realignment of our subsidiaries to generate significant tax savings; and

o	sales of non-strategic assets.

        Under the 2002 plan, we are targeting cumulative recurring annual pre-tax cost savings of $30 million in 2003, $60 million in 2004 and $80 million in 2005. Savings achieved under the 2002 plan are additive to those which we achieved by the end of 2001 under our 1998 global restructuring and rationalization plan. From January 2002 through September 2003, we achieved recurring pre-tax cost savings of $20 million.

        We recorded an aggregate of $33 million of restructuring charges and $41 million of impairment losses on long-lived and other assets, and expect to record an additional $6 million of restructuring charges (primarily for severance associated with further global business and work process changes), in connection with the 2002 plan. These charges include payments through September 30, 2003 of $8 million of cash costs, and expected payments of an additional $28 million of cash costs. All charges described below under this section entitled “Repositioning our Global Manufacturing Network and Other Initiatives” are included in the aggregate amounts set forth above.

        Rationalization of Our Global Manufacturing Network. We have repositioned our global manufacturing network by rationalizing our higher cost manufacturing facilities and redeploying capacity to our remaining larger, lower cost, strategically located facilities.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        In the 2001 fourth quarter, we recorded a $7 million restructuring charge and a $24 million impairment loss on long-lived assets in connection with the planned mothballing of our high cost graphite electrode manufacturing operations at our facility in Italy. In 2002, we mothballed the Italian facility and recorded an additional $6 million restructuring charge. These operations had the capacity to manufacture 26,000 metric tons of graphite electrodes annually. We continue to evaluate the status of our mothballed graphite electrode operations in Italy. It is possible that we may, at any time, decide to permanently shut down these operations. At such time, we could record additional restructuring charges and incur additional exit costs.

        During the 2002 second quarter, we launched the expansion of our graphite electrode manufacturing facility in Mexico from about 40,000 metric tons to about 60,000 metric tons annually. We completed 10,000 metric tons of expansion at this facility by the end of 2002. We completed the remaining 10,000 metric tons of expansion during the 2003 first quarter. The 2003 second quarter was the first full quarter of operation of the fully expanded capacity. In 2002 and 2003, we also incrementally expanded graphite electrode manufacturing capacity at our other facilities. The expansions required capital investments of about $15 million.

        The repositioning of our network allows us to deliver the same graphite electrode sales volume that we delivered over the past few years with a significantly lower fixed cost base. With the repositioning and our proprietary process and technological improvements, we now have the capability, depending on product demand and mix, to manufacture more than 220,000 metric tons of graphite electrodes from our existing assets.

        In 2002, we recorded a $12 million impairment loss on our carbon electrode assets in Tennessee.

        Redesign and Implementation of Changes to Global Manufacturing, Marketing and Sales Processes. We have evaluated virtually every aspect of our global supply chain, and we have redesigned and implemented changes to our global manufacturing, marketing and sales processes to leverage the strengths of our repositioned network. Among other things, we have eliminated manufacturing bottlenecks, improved product and service quality and delivery reliability, expanded our range of products, and improved our global sourcing and product mix for our customers. Over the past three years, we have reduced annual customer compensation for graphite electrode quality claims from $3 million to less than $1 million. We also redirected marketing and sales activities to better service the needs of both existing and new customers.

        Redesign and Implementation of Changes to Benefit Plans. In the 2001 fourth quarter and the 2002 first quarter, we redesigned and implemented changes in our retiree medical insurance plan and our U.S. retirement and savings plans for active employees. Among other things, we froze our qualified defined benefit plan and established a new defined contribution plan for most of our U.S. employees.

        On July 1, 2002, we amended our U.S. post-retirement medical coverage. Effective March 31, 2003, we discontinued the Medicare supplement plan (for retirees 65 years or older or those eligible for Medicare benefits). This change applies to all active employees except for

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

some employees covered by a collective bargaining agreement, all current retirees who were not covered by a collective bargaining agreement when they retired and those retirees who retired under a former collective bargaining agreement. This change is expected to reduce our net post-retirement medical benefit obligation by about $7 million. The reduction is being amortized over the average remaining period to full eligibility of the post retirement benefit.

        Effective March 31, 2003, we froze our qualified defined benefit plan for our remaining U.S. employees and closed our non-qualified U.S. defined benefit plan for the participating salaried workforce. The closure and settlement of our non-qualified defined benefit plan resulted in a $11 million restructuring charge in the 2003 first quarter.

        On June 25, 2003, we announced the termination of the early retiree medical plan for retirees under age 65, effective December 31, 2005. In addition, we will limit the amount of retiree’s life insurance after December 31, 2004. This change is expected to reduce our net post-retirement medical benefit obligation by about $8 million. The reduction is being amortized over the average remaining period to full eligibility of the post retirement benefit.

        Implementation of Changes to Global Business Processes. We began to implement in 2000 and continue to implement global business and work process rationalization and transformation initiatives, including the streamlining of our organizational structure within our three major lines of business, the consolidation and streamlining of order fulfillment, purchasing, finance and accounting, and human resource processes, the identification and implementation of outsourcing opportunities, the improvement in performance through realignment and enterprise-wide standardization of supply chain processes and systems, and the improvement of interfaces and information technology infrastructures with trading partners. Through September 30, 2003, our investment in these initiatives included about $11 million of consulting fees and internal costs and $13 million of capital expenditures, primarily for costs related to implementation of global information technology systems for advanced planning and scheduling software and for global treasury management systems.

        We have also implemented and continue to implement an enterprise-wide risk management process whereby we assess the business risks to our goal of maximizing cash flow, using a structured and disciplined approach. This approach seeks to align our personnel and processes with our critical strategic risks so that our management team and GTI’s Board of Directors may better evaluate and manage those uncertainties.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

telecommunications and legacy systems. Through this contract, we believe that we will be able to leverage the resources of CGI to assist us in achieving our information technology goals and our cost savings targets.

        In the 2002 third quarter, we entered into a ten year outsourcing contract with CGI valued at $36 million. Pursuant to this contract, CGI became the delivery arm for our finance and accounting business process services, including accounts receivable and accounts payable activities. CGI also provides various related analytical services such as general accounting, cost accounting and financial analysis activities. Through this contracts, we believe that we will be able to further leverage the resources of CGI to assist us in achieving our cost savings targets.

        Severance Programs. We have implemented and continue to implement voluntary and selective severance programs, designed to complement our global business and work process rationalization and transformation initiatives.

        During the 2003 first quarter, we substantially completed U.S. voluntary and selective severance programs announced in December 2002, resulting in a reduction of 103 U.S. employees (or 27% of the U.S. salaried workforce). We recorded an $8 million restructuring charge in the 2003 first quarter in connection with these programs.

        From 1998 through the 2003 first nine months, we reduced our global workforce by about 1,700 employees, or over 30%. Current severance programs are expected to reduce our global workforce by more than an additional 110 employees (or about 3%) over the next 12 to 18 months.

        Accelerated Technology Development. In conjunction with our other activities, we analyzed our intellectual property portfolio to identify new product opportunities in markets with high growth potential for us, redirected research to enhance and exploit our portfolio and accelerated development of products for those markets. Among other things, we developed patented advanced pin technology for graphite electrodes, patented processing technology for high performance graphite cathodes, new products enabling PEM fuel cell commercialization, and new electronic thermal management technologies.

        Corporate Realignment of Our Subsidiaries. In the 2002 first half, we substantially completed the realignment of our foreign subsidiaries under the 2002 plan. Most of the operations and net sales of our synthetic graphite line of business are located outside the U.S. and, as a result of the realignment, are held by our Swiss subsidiary or its subsidiaries. Most of our technology is held by our U.S. subsidiaries.

        The realignment of our foreign subsidiaries has resulted and is expected to result in substantial tax savings. We used opportunities created by the realignment to improve cash management and corporate services delivery and reallocate intercompany debt as well as reduce taxes. This reallocation of intercompany debt better matches intercompany debt with cash flow from operations. Debt service on our intercompany debt provides an important source of funds to

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

repay our debt to third parties, including the Senior Facilities and the Senior Notes. We may in the future realign the corporate organizational structure of our U.S. subsidiaries.

        The legal and tax restructuring and global realignment mentioned herein are part of the corporate realignment of our subsidiaries. The tax benefits from the realignment (which are called tax benefits from legal and tax restructuring) have been recorded separately in the Consolidated Financial Statements from expenses to implement the realignment (which are included in other (income) expense, net.)

        Sales of Non-Strategic Assets. We sold our non-strategic composite tooling business based in California in June 2003 for $17 million, including a $2 million working capital adjustment. We received $15 million in cash prior to June 30, 2003. We have terminated our executive life insurance program and, in the 2003 second quarter, we liquidated our split dollar life insurance policies for executives for net cash proceeds of $3 million. We intend to continue to sell real estate, non-strategic businesses and certain other non-strategic assets over the next eighteen months. We anticipate that the aggregate estimated pre-tax cash proceeds from sales of non-strategic assets will total $30 million in 2003 and $45 million in 2004, for an aggregate of $75 million by the end of 2004.

Recent Strategic Alliance Developments

        We pursue strategic alliances that strengthen our businesses, enhance our research and development initiatives or support our new product commercialization activities. Strategic alliances may be in the form of joint venture, licensing, supply or other arrangements.

        We have developed a strategic alliance in the cathode business with Pechiney, the world’s recognized leader in aluminum smelting technology. To broaden our alliance, in March 2001, we contributed our Brazilian cathode manufacturing operations to Carbone Savoie. Pechiney, our 30% joint venture partner in Carbone Savoie, contributed approximately $9 million in cash to Carbone Savoie as part of this transaction. The cash contribution was used to upgrade manufacturing operations in Brazil and France, which was completed by the end of the 2002 first quarter. Ownership in Carbone Savoie remains 70% by us and 30% by Pechiney. Carbone Savoie holds our entire cathode manufacturing capacity.

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

        The expanded exclusive development and collaboration agreement includes natural graphite products, including flow field plates and gas diffusion layers, for use in PEM fuel cells and PEM fuel cell systems for transportation, stationary and portable applications. The initial term of this agreement extends through 2011. Under the expanded supply agreement, we are the

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

exclusive manufacturer and supplier of natural graphite products for Ballard Power Systems’ fuel cells and fuel cell systems, other than those natural graphite products which Ballard Power Systems manufactures for itself. The initial term of this agreement, which contains customary terms and conditions (including certain license and royalty provisions), extends through 2016.

We have the right to manufacture and sell, after agreed upon release dates, natural graphite products for use in PEM fuel cells to other parties in the fuel cell industry.

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

        In December 2000, we entered into a license and technical services agreement with ConocoPhillips to license our technology for use at a carbon fiber manufacturing facility that ConocoPhillips was building in Oklahoma. In February 2003, ConocoPhillips announced that it would no longer be pursuing its carbon fiber initiative. Work under the agreement has been postponed until the parties have had an opportunity to discuss the implications of this announcement.

Global Economic Conditions and Outlook

        We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate.

        Over the past three years through late 2002, we faced extremely challenging business and industry conditions. Adverse global and regional economic conditions negatively impacted many of the end markets for our products. Many of the customers in these markets reduced production levels (which reduced demand and adversely impacted prices for products sold by us and our competitors), became less creditworthy, filed for bankruptcy protection or were acquired as part of the consolidation trends within their industries. In order to seek to minimize our credit risks, we reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unrecovered trade receivables worldwide was only 0.2% of global net sales during this period. In addition, industry-wide capacity for most of our products exceeded demand. We have been experiencing intense competition, particularly in the graphite electrode industry. Two of our competitors, one in the U.S. and one in Europe, filed for bankruptcy protection. The competitor in the U.S. announced in April 2003 that it sold a portion of its graphite electrode capacity to a third party bidder in a bankruptcy auction process.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        2002.        Global economic conditions remained relatively weak into 2002, but strengthened slightly in certain markets during the course of the year. We estimate that worldwide electric arc furnace steel production increased by about 5% in 2002 (to a total of about 299 million metric tons, about 33% of total steel production) from 2001. This increase was primarily due to an increase in production in the U.S., Mexico, Brazil and Asia.

        In March 2002, President Bush announced his decision to impose tariffs, of up to 30% initially and declining thereafter over a three year period, on most imported steel as part of a broader plan to rescue the financially troubled steel industry in the U.S. Several additional exemptions were granted in 2002 by the Bush administration. We believe that the tariffs had a modest positive impact on electric arc furnace steel production in the U.S. While steel imported from Mexico is exempt from the tariffs, steel imported from Europe and Asia is not exempt. Steel production in those regions has been adversely impacted by the tariffs. In November 2003, the World Trade Organization ruled that these tariffs are illegal. It is unclear how this tariff matter will be resolved. Import duties in China on both steel and graphite electrodes have declined as a result of the admission of China to the World Trade Organization. We cannot predict whether and to what extent these developments will impact our global business over the long-term.

        Worldwide graphite electrode demand was very depressed in the 2002 first quarter, but rebounded from those depressed levels during the balance of 2002. During the last three quarters of 2002, we utilized virtually all of our graphite electrode manufacturing capacity. For the entire year 2002, our volume of graphite electrodes sold increased about 4% from 2001. We believe that worldwide graphite electrode demand increased by 3% in 2002 from 2001. We believe that graphite electrode pricing declined by about 10% in 2002 as compared to 2001, driven by global and industry economic conditions in 2001 and early 2002 and the fact that the prices of graphite electrodes sold in 2002 were largely negotiated during the order book season in late 2001 when global economic conditions were weak.

        Demand and prices for cathodes remained strong primarily due to construction of new aluminum smelters using graphite cathodes, even as old smelters using carbon cathodes were removed from service. We used virtually all of our cathode manufacturing capacity during 2002 and our volume of cathodes sold increased about 10% in 2002 from 2001. Weak economic conditions in 2002 resulted in relatively low demand and weak pricing for most of our other products.

        2003 First Nine Months. Global and regional economic conditions strengthened slightly in the 2003 first nine months. While steel production increased globally and was particularly strong in China, certain end markets for steel, such as the automotive and construction industries, continued to be weak. We estimate that worldwide steel production was about 715 million metric tons in the 2003 first nine months. We estimate that total steel production in the 2003 third quarter was about 1% higher than in the 2003 second quarter, and in the 2003 first nine months was about 7% higher than in the 2002 first nine months. We estimate that electric arc furnace steel production increased correspondingly. We operated our graphite electrode

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

manufacturing capacity at very high levels, and estimate that (excluding China, for which reliable information is not available) industry-wide graphite electrode manufacturing capacity utilization rate was over 95% in the 2003 first nine months.

        Graphite electrode price increases announced since September 2002 have been successfully implemented. In February 2003, we implemented graphite electrode price increases of €100 per metric ton in Europe, $200 per metric ton in Asia, the Middle East, North Africa and South America and $0.05 per pound in the U.S. In July 2003, we implemented graphite electrode price increases in South Africa, to an average price range of $2,500 to $2,600 per metric ton, which are the first price increases contracted for 2004 as the annual contract period in South Africa runs from July 1, 2003 to June 30, 2004. In July 2003, we implemented graphite electrode price increases in Asia (except China) and the Middle East by $500 per metric ton. Subsequently, in July 2003, we announced the increase of graphite electrode prices in North and South America, to $2,600 per metric ton, effective August 1, 2003. In September 2003, we announced additional graphite electrode price increases in Europe of €100 per metric ton.

        Demand for cathodes continued to remain strong during the 2003 first nine months due primarily to construction of new aluminum smelters using graphite cathodes. We used virtually all of our cathode manufacturing capacity in the 2003 first nine months. Demand for refractories was strong in the 2003 first nine months. Weak economic conditions resulted in relatively low demand and weak pricing in the 2003 first nine months for most of our other products.

        Outlook.        We believe that our initiatives have well positioned us to increase earnings and cash flow from operations under current global and regional economic conditions and to leverage additional increases in earnings and cash flow from operations from improvements in economic conditions. We expect net sales to be about $700 million in 2003 as compared to $596 million in 2002.

        The graphite electrode supply/demand balance has improved, and supply remains tight primarily due to graphite electrode industry-wide rationalization, including bankruptcies of competitors, and, to a lesser extent, increased electric arc furnace steel production. Since September 2002, we have successfully implemented graphite electrode price increases around the world, as described above. Because our graphite electrode capacity is virtually sold out for 2003, we do not expect price increases announced in mid-2003 to materially impact results of operations until 2004. However, current spot prices per metric ton for graphite electrodes in our major markets are about $2,600.

        Demand for our cathodes continues to be strong, and we expect long term growth in the aluminum industry. Our cathode capacity is virtually sold out for 2003, and we expect it to be virtually sold out in 2004 due to construction of new aluminum smelters as well as relines of existing smelters.

        Operation of our facilities at capacity is expected to positively impact graphite electrode and cathode cost of sales in 2003 as compared to 2002, offset by higher energy and freight costs and the negative impact of net changes in currency exchange rates on costs. In addition, we

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

expect to benefit from our rationalization and other initiatives that allow us to achieve significant increases in productivity and output from our existing assets, including economies of scale and other cost savings.

        We expect growing net sales of our electronic thermal management products, due to our continuing successful product development and commercialization initiatives, the development of new, higher performance electronic devices and the strengthening of the electronics industry. We have developed new electronic thermal management technologies with over 130 product approvals from industry leading strategic partners, customers and others. We are seeking to commercialize approximately 20 active eGRAF™ thermal management products under development programs that are currently underway. Approximately half of these programs are already in the product testing phase. Sales of our products are growing, from about $500,000 in 2002 to an estimated $2 million in 2003 and an estimated $8 million in 2004, based on orders received to date.

        We expect most of our other businesses to continue to perform at current levels primarily due to weak economic conditions in the end markets for their products. In particular, demand for carbon electrodes in the U.S. and demand for advanced synthetic graphite products used in the semiconductor, telecommunications and electronics industries continues to be weak. Accordingly, we expect the financial performance of our businesses selling these products to remain at 2002 levels. However, demand for our refractories has strengthened as a result of our increased penetration of various markets, particularly Europe and China, and increased blast furnace construction and refurbishment. We continue to seek to drive productivity and cost improvements in all of these businesses.

        At September 30, 2003, after giving effect to the application of the net proceeds from our recent public offering of common stock, our total debt would have been $513 million and cash and cash equivalents would have been $9 million. In the 2003 fourth quarter, we expect to generate cash flow from operating activities of up to $30 million, before capital expenditures of about $10 million. See ” Liquidity and Capital Resources – Cash Flow and Plans to Manage Liquidity.” In addition, in the 2003 fourth quarter, we expect to generate net cash proceeds from the sale of non-strategic assets of about $10 million. As a result, we are targeting total debt to be about $500 million to $530 million and cash and cash equivalents to be about $16 million to $27 million at December 31, 2003.

        We continue to implement interest rate management initiatives to seek to minimize interest expense and optimize our portfolio of fixed and variable interest rate obligations as described under “Quantitative and Qualitative Disclosures about Market Risks” in this Report. We are targeting interest expense of approximately $45 million for 2003.

        As a result of, among other things, the successful completion of the corporate realignment of our subsidiaries, we are targeting an effective income tax rate of 35% for 2003 and 2004.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in tax laws and tax and fiscal policies by the U.S. and other governments, developments in the Middle East, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism, and other factors mentioned elsewhere in this Report.

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

        The net proceeds from the offering completed in February 2002 were $387 million. The net proceeds (excluding accrued interest paid by the purchasers of the Senior Notes) from the offering completed in May 2002 were $151 million. We used all of the net proceeds to reduce the balance outstanding under our revolving credit facility and to repay term loans under the Senior Facilities. We paid approximately $13 million of debt issuance costs related to the Senior Notes sold in February 2002 and $6 million related to the Senior Notes sold in May 2002. These costs are being amortized over the term of the Senior Notes. The $7 million premium received upon issuance of the additional Senior Notes issued in May 2002 is classified as long-term liability on the Consolidated Balance Sheets and amortized (as a credit to interest expense) over the term of the additional Senior Notes. As a result of our receipt of such premium, the effective annual interest rate on the additional Senior Notes is about 9.5%. We recorded an extraordinary charge of $4 million ($3 million, net of tax) in the 2002 first nine months for write-off of capitalized fees associated with the term loans under Senior Facilities repaid with the net proceeds from the issuance of the Senior Notes. These extraordinary charges have been reclassified and included in other (income) expense, net in accordance with SFAS No. 145 relating to SFAS No. 4.

        During the 2003 first nine months, we exchanged $55 million aggregate principal amount of Senior Notes, plus accrued interest of $2 million, for 10 million shares of common stock. These transactions resulted in a net gain of $1 million in 2003 second quarter and a net loss of $1 million in 2003 third quarter, which amounts have been recorded in other (income) expense, net.

        On October 7, 2003, we sold an aggregate of 25,300,000 shares of our common stock in a registered public offering at a public offering price of $8.00 per share. The gross proceeds from the offering were $202 million and the net proceeds were $190 million. $114 million of the net proceeds were used to reduce term loans under the Senior Facilities. $56 million of the net proceeds were used to repay the principal amount outstanding under our revolving credit facility. The balance of the net proceeds was used to reduce other short-term debt. At September 30,

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

2003, after giving effect to the application of the net proceeds from this offering, our total debt would have been $513 million, the outstanding principal amount under our revolving credit facility would have been nil, cash and cash equivalents would have been $9 million and stockholders’ deficit would have been $116 million.

        In connection with such use of proceeds, in October 2003 we wrote-off the pro-rata share of the capitalized bank fees associated with the term loans repaid. The total write-off amounted to $2 million and has been included in other (income) expense, net in the Consolidated Statement of Operations.

Litigation Against Our Former Parent Companies Initiated by Us

        In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation, to recover certain payments made to them in connection with our leveraged equity recapitalization in January 1995 as well as certain unjust receipts by them from their investments in us and damages for aiding and abetting breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion, including interest. The defendants have filed motions to dismiss this lawsuit. Oral hearings were held on those motions in the 2001 first quarter. The court has not ruled on these motions. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through trial. Through September 30, 2003, we had incurred about $6 million of these legal expenses. This lawsuit is in its earliest stages, and the ultimate outcome of this lawsuit is subject to many uncertainties.

Antitrust Litigation Against Us

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

        In April 1998, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. The payment schedule has been revised periodically at our request. The payment schedule for the $52.5 million outstanding balance consists of quarterly payments ranging from $3.25 million to $5.375 million through January 2007. Beginning in 2004, the DOJ may ask the court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. At September 30, 2003, the statutory rate of interest was 1.22% per annum. Accrued interest will be payable together with each quarterly payment. Of the $110

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

million original aggregate amount, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. In addition, in 1999, 2001 and 2002, investigations by the antitrust authorities in Canada, Japan and Korea were resolved.

        In January 2000, the EU Competition Authority alleged that we and other producers violated European antitrust laws in connection with the sale of graphite electrodes. In July 2001, the EU Competition Authority issued its decision regarding the allegations and assessed a fine of €50.4 million ($59 million, based on currency exchange rates in effect at September 30, 2003) against GTI. As a result of our cooperation, the EU fine reflects a substantial reduction from the amount that otherwise would have been assessed.

        It is the policy of EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding payment terms. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the Court challenging, among other things, the amount of the EU fine. In July 2003, the Court heard oral argument on our appeal. The Court has not yet issued its decision. The EU Competition Authority decision established the maximum obligation with respect to our last major remaining antitrust liability.

        Following assessment of a fine and during the pendency of an appeal by the Court, the fine or collateral security would typically be required to be paid or provided. Since the filing of our main appeal in October 2001, we have negotiated with the EU Competition Authority regarding the appropriate form of collateral security during the pendency of the main appeal. In September 2003, we filed an interim appeal to the Court to waive the requirement for collateral security or to allow us to provide alternative security for payment. We cannot predict how or when the Court will rule on our interim appeal.

        In the 2001 second quarter, we became aware that the Brazilian antitrust authority had requested written information from various steelmakers in Brazil. In April 2002, our Brazilian subsidiary received a request for information from that authority. We have provided that information.

        In 2002, the EU Competition Authority announced its decision regarding allegations that we and other producers violated European antitrust laws in connection with the sale of specialty graphite. It assessed no fine against us due to our cooperation.

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

PART I (CONT’D)
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

        Through September 30, 2003, we have paid an aggregate of $257 million of fines and net settlement and expense payments and $19 million of imputed interest. At September 30, 2003, $93 million remained in the reserve. The balance of the reserve is available for the balance of the DOJ fine (excluding imputed interest thereon), the EU fine and other matters. The reserve does not cover interest on the DOJ fine (including interest that, for accounting purposes, is imputed on the DOJ fine and which, for the period from July 2003 through April 2004 is nil). Such interest is recorded in interest expense. The EU fine may bear interest at the rate of 6.04% per annum. Interest accrued on the EU fine for the period from October 2001 through the date of the Court’s decision on our main appeal (which is separate from our interim appeal) will be applied against the reserve. Due to the accumulation of interest as a result of the delay in the Court’s decision as well as changes in currency exchange rates which impact the translation of the amount of the EU fine into dollars, we may be required to record a charge at the time of the Court’s decision to increase the reserve, even if the amount of the EU fine is reduced on appeal. Interest accruing on the EU fine after the date of the Court’s decision will be recorded in interest expense on the Consolidated Statements of Operations.

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

Results of Operations

        Financial information discussed below omits our non-strategic composite tooling business that was sold in June 2003 and has been accounted for as discontinued operations. The results of our discontinued operations were not material to our consolidated results of operations.

        Three Months Ended September 30, 2003 as Compared to Three Months Ended September 30, 2002. Net sales of $173 million in the 2003 third quarter represented a $24 million, or 15%, increase from net sales of $149 million in the 2002 third quarter, primarily due to higher net sales in our synthetic graphite line of business. Cost of sales of $132 million in the 2003 third quarter represented a $16 million, or 14%, increase from cost of sales of $116 million in the 2002 third quarter, primarily due to the higher sales volumes. Gross profit of $41 million

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

in the 2003 third quarter represented an $8 million, or 24%, increase from gross profit of $33 million in the 2002 third quarter. Gross margin of 23.7% in the 2003 third quarter increased 6.8% from a gross margin of 22.2% in the 2002 third quarter.

        Synthetic Graphite Segment. Net sales of $155 million in the 2003 third quarter represented a $19 million, or 14%, increase from net sales of $136 million in the 2002 third quarter, primarily due to higher average graphite electrodes sales revenue per metric ton and higher sales volumes of graphite electrodes. Volume of graphite electrodes sold was 49,800 metric tons in the 2003 third quarter as compared to 45,900 metric tons in the 2002 third quarter. The higher volume of graphite electrodes sold represented an increase of $8 million in net sales. The increase was a result of stronger demand for graphite electrodes primarily in the United States and Europe. Average sales revenue per metric ton of graphite electrodes in the 2003 third quarter was $2,340 as compared to the average in the 2002 third quarter of $2,107. The higher average sales revenue per metric ton represented an increase of $11 million in net sales, approximately half of which was attributed to currency exchange rates. Net sales of cathodes decreased 17%, or $3 million, in the 2003 third quarter as compared to the 2002 third quarter due to customer order patterns, which was offset by increases in sales of other products.

        Cost of sales of $118 million in the 2003 third quarter represented a $13 million, or 12%, increase from cost of sales of $105 million in the 2002 third quarter, primarily due to the higher volumes of graphite electrodes. Gross profit in the 2003 third quarter was $37 million, or 18% or $6 million, higher than in the 2002 third quarter. The increase in gross profit was primarily due to higher graphite electrode net sales and improved productivity throughout the production network. These improvements were partially offset by lower net sales of cathodes, higher energy costs and the negative impact of net changes in currency exchange rates on costs. Gross margin was 23.7% of net sales in the 2003 third quarter, higher than the 22.9% of net sales in the 2002 third quarter.

        Other Segment. Net sales of $18 million in the 2003 third quarter represented a $5 million, or 38%, increase from net sales of $13 million in the 2002 third quarter, primarily due to increased net sales in our advanced carbon materials line of business, primarily refractories. Cost of sales of $14 million in the 2003 third quarter represented a $3 million, or 27%, increase from cost of sales of $11 million in the 2002 third quarter. The increase in cost of sales was primarily related to higher sales volumes sold in our advanced carbon materials line of business offset by cost savings. Gross profit in the 2003 third quarter was $4 million (a gross margin of 23.5% of net sales) as compared to gross profit in the 2002 third quarter of $2 million (a gross margin of 14.9% of net sales).

        Items Affecting Us as a Whole. Research and development was $3 million in the 2003 third quarter, the same as in the 2002 third quarter.

        Selling, administrative and other expenses were $21 million in the 2003 third quarter, an increase of $1 million from the 2002 third quarter. Cost savings programs, including the

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

redesign of employee benefit plans and the streamlining of GTI’s organizational structure, resulted in savings which were more than offset primarily by costs associated with the continued implementation of global work process changes.

        Other (income) expense, net, was expense of $1 million in the 2003 third quarter and expense of $2 million in the 2002 third quarter. Net impact of changes in currency, including the impacts on euro-denominated intercompany loans, were nominal in both quarters.

        Impairment loss on long-lived and other assets were nil in the 2003 third quarter. In the 2002 third quarter, we recorded a $1 million non-cash charge primarily related to the impairment of available-for-sale securities.

        Interest expense was $9 million in the 2003 third quarter as compared to $15 million in the 2002 third quarter. Average total debt outstanding was $729 million in the 2003 third quarter as compared to $706 million in the 2002 third quarter. The average annual interest rate was 6.8% in the 2003 third quarter as compared to 8.4% in the 2002 third quarter. These average annual rates include the benefits of our interest rate swaps, but exclude imputed interest on the DOJ fine and the acceleration of the amortization of gains realized from the sale of interest rate swaps due to the early extinguishment of debt from our exchanges of Senior Notes for common stock during 2003. Interest rate swaps reduced our interest expense by approximately $7 million during the 2003 third quarter, which includes a $4 million reduction of interest expense from such acceleration of amortization.

        Provision for income taxes was a charge of $1 million in the 2003 third quarter as compared to a benefit of $4 million in the 2002 third quarter. The $1 million charge in 2003 third quarter includes $2 million for the cumulative benefits relating to the year to date improvement in the effective income tax rate, which has been reduced from 40% to 35%. The effective income tax rate was approximately 35% in the 2002 third quarter.

        As a result of the changes described above, net income was $6 million in the 2003 third quarter as compared to a net loss of $5 million in the 2002 third quarter.

        Nine Months Ended September 30, 2003 as Compared to Nine Months Ended September 30, 2002. Net sales of $524 million in the 2003 first nine months represented a $84 million, or 19%, increase from net sales of $440 million in the 2002 first nine months. Gross profit of $123 million in the 2003 first nine months represented a 26% increase from gross profit margin of $98 million in the 2002 first nine months. Gross margin increased to 23.5% of net sales in 2003 first nine months from 22.3% in 2002 first nine months. The increase in net sales and gross profit margin were primarily due to higher net sales in our synthetic graphite and advanced carbon materials lines of business.

        Synthetic Graphite Segment. Net sales of $466 million in the 2003 first nine months represented a $70 million, or 18%, increase from net sales of $396 million in the 2002 first nine months, primarily due to higher sales volume of graphite electrodes and higher average graphite electrode sales revenue per metric ton. Volume of graphite electrodes sold was 146,900 metric

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

tons in the 2003 first nine months as compared to 133,076 metric tons in the 2002 first nine months. The higher volume of graphite electrodes sold represented an increase of $29 million in net sales. Average sales revenue per metric ton of graphite electrodes in the 2003 first nine months was $2,322 as compared to the average in the 2002 first nine months of $2,096. The higher average sales revenue per metric ton represented an increase of $33 million in net sales. The increase was primarily due to changes in currency exchange rates.

        Cost of sales of $356 million in the 2003 first nine months represented a $51 million, or 17%, increase from cost of sales of $305 million in the 2002 first nine months, primarily due to the higher sales volumes of graphite electrodes. Gross profit in the 2003 first nine months was $110 million, or 21% or $19 million, higher than in the 2002 first nine months. The increase in gross profit was primarily due to higher graphite electrode net sales and higher operating levels throughout the production network. These improvements were partially offset primarily by higher freight costs, higher energy and other raw materials costs and the negative impact of net changes in currency exchange rates on costs. Gross margin was 23.4% of net sales in the 2003 first nine months, higher than the 22.9% of net sales in the 2002 first nine months.

        Other Segment. Net sales of $58 million in the 2003 first nine months represented a $14 million, or 32%, increase from net sales of $44 million in the 2002 first nine months, primarily due to increased net sales in our advanced carbon materials line of business, primarily refractories. Cost of sales of $45 million in the 2003 first nine months represented a $8 million, or 22%, increase from cost of sales of $37 million in the 2002 first nine months. The increase in cost of sales was primarily related to higher sales volume sold in our advanced carbon materials line of business and higher energy costs, primarily natural gas. Gross profit in the 2003 first nine months was $13 million (a gross margin of 24.3% of net sales) as compared to gross profit in the 2002 first nine months of $7 million (a gross margin of 16.5% of net sales).

        Items Affecting Us as a Whole. Research and development was $8 million in the 2003 first nine months, a decrease of $1 million from the 2002 first nine months.

        Selling, administrative and other expenses were $63 million in the 2003 first nine months, an increase of $1 million from the 2002 first nine months. In the 2003 first nine months, we recorded higher variable compensation expense and incurred higher costs associated with the continued implementation of global work process changes, including the implementation of shared service centers and related information systems. In the 2002 first nine months, we recorded a one-time reduction in franchise and other taxes associated with the corporate realignment of our subsidiaries.

        Other (income) expense, net, was income of $9 million in the 2003 first nine months, primarily due to currency exchange benefits of $19 million, which were primarily associated with euro-denominated intercompany loans. These benefits were partially offset by other expenses, including primarily the fair market adjustment on interest rate caps and legal, bank and other financing fees. Other (income) expense, net, was net income of $7 million in the 2002 first nine months. Among other things, income of $20 million primarily associated with currency

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

exchange benefits relating to euro-denominated intercompany loans was partially offset by the write-off of $4 million of previously capitalized bank charges.

        Restructuring charges were $20 million in the 2003 first nine months. We recorded $20 million of restructuring charges, consisting of $9 million for organizational changes and $11 million for the closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce. The $9 million charge for organizational changes related to U.S. voluntary and selective severance programs and related benefits associated with a workforce reduction of 103 employees. The closure of our non-qualified U.S. defined benefit plan resulted in recognition of net actuarial losses of $11 million. Approximately half of the $9 million will involve cash outlays. Restructuring charges were $5 million in the 2002 first nine months. We recorded a $5 million restructuring charge related primarily to the mothballing of our graphite electrode operations in Caserta, Italy. This charge included estimated pension, severance and other related employee benefit costs for 102 employees and other cost related to the mothballing. We continue to evaluate the status of our mothballed graphite electrode operations in Italy. It is possible that we may, at any time, decide to permanently shut down these operations. At such time, we could record additional restructuring charges and incur additional exit costs.

        In the 2002 first nine months, we recorded a $14 million non-cash charge primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee and a charge of $3 million related to the corporate realignment of our subsidiaries.

        Interest expense was $36 million in the 2003 first nine months as compared to $45 million in the 2002 first nine months. Average total debt outstanding was $749 million in the 2003 first nine months as compared to $694 million in the 2002 first nine months. The average annual interest rate was 6.9% in 2003 first nine months as compared to 8.4% in the 2002 first nine months. These average annual rates include the benefits of our interest rate swaps, but exclude imputed interest on the DOJ fine and the acceleration of the amortization of gains realized from the sale of interest rate swaps due to the early extinguishment of debt from our exchanges of Senior Notes for common stock during 2003. Interest rate swaps reduced our interest expense by approximately $16 million during the 2003 first nine months, which includes $6 million credit to interest expense from such acceleration of amortization.

        Provision for income taxes was a charge of $2 million in the 2003 first nine months as compared to a benefit of $15 million in the 2002 first nine months. The effective income tax rate was 35% in the 2003 first nine months as compared to 38% in the 2002 first nine months.

        During the 2003 first nine months, we recorded a $1 million gain from the sale of our non-strategic composite tooling business. The discontinued business recorded a net income from operations of $1 million during the 2003 first nine months and $1 million during the 2002 first nine months.

        As a result of the changes described above, net income was $4 million in the 2003 first nine months as compared to net loss of $16 million in the 2002 first nine months.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Effects of Inflation

        We incur costs in the U.S. and each of the six non-U.S. countries in which we have a manufacturing facility. In general, our results of operations, cash flows and financial condition are affected by the effects of inflation on our costs incurred in each of these countries.

        During 2002, the effects of inflation on our cost of sales globally (except for highly inflationary countries, the effects of which are described under “Currency Translation and Transactions”) were generally mitigated by a combination of improved operating efficiency and on-going cost savings. Accordingly, during 2002, these effects were not material to us. During the 2003 first nine months, we experienced higher energy and freight costs primarily due to the substantial increase in the worldwide market price of oil and natural gas. We attempt to mitigate certain increases in our natural gas costs by entering into fixed rate cost contracts with certain of our North American suppliers. These contracts expire at various times during the 2004 second and fourth quarters. During the 2003 first nine months, we did not experience significant inflation with respect to other costs. We cannot assure you that future increases in our costs will not occur or exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

Currency Translation and Transactions

        We account for our non-U.S. subsidiaries under of SFAS No. 52, “Foreign Currency Translation.” Accordingly, except for highly inflationary countries, the assets and liabilities of our non-U.S. subsidiaries are translated into dollars for consolidation and reporting purposes. Foreign currency translation adjustments are generally recorded as part of stockholders’ equity and identified as part of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until such time as their operations are sold or substantially or completely liquidated.

        We have subsidiaries in Russia, Mexico, Brazil and other countries which have had in the past, and may have now or in the future, highly inflationary economies, defined as cumulative inflation of about 100% or more over a period of three calendar years. In general, the financial statements of foreign operations in highly inflationary economies are remeasured as if the functional currency of their economic environments were the dollar and translation gains and losses relating to these foreign operations are included in other (income) expense, net, in the Consolidated Statements of Operations rather than as part of stockholders’ equity in the Consolidated Balance Sheets. We also record foreign currency transaction gains and losses as part of other (income) expense, net.

        We account for our Mexican subsidiary using the dollar as its functional currency, irrespective of Mexico’s inflationary status, because its sales and purchases are predominantly dollar-denominated. In addition, we account for our Russian subsidiary using the dollar as its functional currency because Russia is considered to have a highly inflationary economy.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Significant changes in currency exchange rates impacting us are described under “–Effects of Changes in Currency Exchange Rates.” Foreign currency translation adjustments decreased stockholders’ equity by $20 million, including $16 million associated with our Brazilian subsidiary, in 2002. These adjustments increased stockholders’ equity by $5 million during the 2003 first nine months.

Effects of Changes in Currency Exchange Rates

        We incur costs in dollars and the currency of each of the six non-U.S. countries in which we have a manufacturing facility, and we sell our products in multiple currencies. In general, our results of operations, cash flows and financial condition are affected by changes in currency exchange rates affecting these currencies relative to the dollar and, to a limited extent, each other.

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

        Many of the non-U.S. countries in which we have a manufacturing facility have been subject to significant economic pressures, which have impacted inflation and currency exchange rates. During the 2003 first nine months, the average exchange rate of the euro and the South African rand increased about 20% and 38%, respectively, when compared to the average exchange rate for the 2002 first nine months. During the 2003 first nine months, the average exchange rate for the Brazilian real and the Mexican peso declined about 8% and 11%, respectively, when compared to the average exchange rate for the 2002 first nine months. In the case of net sales of graphite electrodes, the impact of changes in currency exchange rates was a reduction of about $6 million in the 2002 first nine months and an increase of about $27 million in the 2003 first nine months. We seek to mitigate adverse impacts of changes in currency exchange rates on net sales by increasing local currency prices for some of our products in various regions as circumstances permit. We cannot predict changes in currency exchange rates in the future or whether those changes will have positive or negative impacts on our net sales, cost of sales or net income. We cannot assure you that we would be able to mitigate any adverse effects of such changes.

        We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At September 30, 2003, the aggregate principal amount of these loans was $477 million. These loans are subject to translation gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

permanent and, as a result, translation gains and losses on these loans are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, translation gains and losses on these loans are recorded as unrealized gains or losses in other expense (income), net, in the Consolidated Statements of Operations. We have the ability to replace each intercompany loan with an identical new intercompany loan . When we replace such a loan, we record net cumulative realized translation gains or losses with respect to that loan in other expense (income), net. Those realized gains or losses are, however, non-cash gains or losses. Foreign currency translation gains and losses relating to these loans included in other (income) expense, net, were a gain of $20 million in the 2003 first nine months and a gain of $13 million in the 2002 first nine months.

        To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments as described under “Qualitative and Quantitative Disclosures about Market Risks.”

Liquidity and Capital Resources

        Our sources of funds have consisted principally of invested capital, cash flow from operations and debt and equity financings. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures, payment of fines, liabilities and expenses in connection with antitrust investigations, lawsuits and claims and payment of restructuring costs.

        We have significant leverage, obligations in connection with antitrust investigations, lawsuits and claims, and other long-term contractual and commercial commitments and obligations. At September 30, 2003, after giving effect to the application of the net proceeds from our public offering of shares of our common stock that was completed in October 2003, our total debt would have been $513 million, the outstanding principal amount under our revolving credit facility would have been nil, cash and cash equivalents would have been $9 million and stockholders’ deficit would have been $116 million. At December 31, 2002, we had total debt of $731 million, cash and cash equivalents of $11 million and a stockholders’ deficit of $381 million. A substantial portion of our debt has variable interest rates or has been effectively converted from a fixed rate obligation to a variable rate obligation pursuant to interest rate management initiatives. We typically discount or factor a substantial portion of our accounts receivable and use the proceeds to reduce our debt. If we are required to pay or issue a letter of credit to secure payment of the EU fine, the payment would be financed by borrowing under (or secured by a letter of credit that would constitute a borrowing under) our revolving credit facility.

        We are dependent on funds available under our revolving credit facility as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. As a result, we are dependent upon continued compliance with the financial covenants under the Senior Facilities. At September 30, 2003, we were in compliance with the financial covenants under the Senior Facilities.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Recent Deleveraging Actions. We completed over $300 million in de-leveraging actions in the 2003 first nine months. These actions consisted of the sale of our non-strategic composite tooling business for $17 million, including a working capital adjustment of $2 million, the sale of interest rate swaps for net cash proceeds of $30 million, the exchange of $55 million aggregate principal amount of Senior Notes, plus accrued interest, for common stock and our recent public offering of shares of our common stock which generated gross proceeds of $202 million and net proceeds of $190 million, all of which were utilized to pay down debt. As a result, we are targeting total debt to be about $500 million to $530 million and cash and cash equivalents to be about $16 million to $27 million at December 31, 2003.

        Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments at September 30, 2003.

	Payment Due by Period
	Total	Year Ending September 2004	Two Years Ending September 2006	Two Years Ending September 2008	Years Ending After September 2008
	(Dollars in millions)
Contractual and Other Obligations
Long-term debt (a)	$685	$--	$56	$138	$491
Capital lease obligations	2	--	--	1	1
Operating leases	9	4	4	1	--
Unconditional purchase obligations	50	13	14	10	13

Total contractual obligations (a)	746	17	74	150	505
Estimated liabilities and expenses in
connection with antitrust
investigations and related lawsuits
and claims	91	17	55	19	--
Postretirement, pension and related
benefits	115	13	20	19	63
Other long-term obligations	18	6	2	3	7

Total contractual and other
obligations (a)	$970	$53	$151	$191	$575

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

	Payment Due by Period
	Total	Year Ending September 2004	Two Years Ending September 2006	Two Years Ending September 2008	Years Ending After September 2008
	(Dollars in millions)
Other Commercial Commitments
Lines of credit	$23	$23	$-	$-	$-
Letters of credit	15	15	-	-	-
Guarantees	4	1	2	-	1

Total other commercial commitments	$42	$39	$2	$-	$1

(a)	At September 30, 2003, after giving effect to the initial application of the net proceeds from our recent public offering of common stock, (i) long-term debt would have been $498 million (all years), nil (year ending September 2004), nil (two years ending September 2006), $7 million (two years ending September 2008) and $491 million (years ending after September 2008), (ii) total contractual obligations would have been $559 million (all years), $17 million (year ending September 2004), $18 million (two years ending September 2006), $19 million (two years ending September 2008) and $505 million (years ending after September 2008) and (iii) total contractual and other obligations would have been $783 million (all years), $53 million (year ending September 2004), $95 million (two years ending September 2006), $60 million (two years ending September 2008) and $575 million (years ending after September 2008).

        The first preceding table includes our reserve for estimated liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, which includes the EU fine of €50.4 million. The timing of payment of the EU fine is not known and for purposes of this table is split between the columns captioned “payments due during year ending September 2004", “payments due during two years ending September 2006” and “payments due during two years ending September 2008” on the line entitled “estimated liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.” It is the policy of EU Competition Authority to negotiate appropriate terms of payment of antitrust fines, including extended payment terms. We have had discussions regarding such payment terms. We have also filed appeals to the Court challenging, among other things, the amount of the EU fine as well as collateral security and interest payment requirements. We cannot predict how or when the Court will rule on these appeals. While we cannot assure you that such will be the case, we believe the amount of the EU fine will be reduced on appeal and that, after such ruling, we will be permitted to pay the EU fine over an extended period. It is possible that we may conclude that it would not be in our best interest to pay the fine over time. If we are required to pay (or issue a letter of credit to secure payment of) the EU fine, the payment would be financed by a borrowing under (or the letter of credit would constitute a borrowing under) our revolving credit facility. Such a requirement would result in a change in the manner in which such amount is reflected in the preceding tables.

        Effective April 2001, we entered into a ten year service contract with CGI valued at $75 million. Pursuant to this contract, CGI provides a majority of our global information technology service requirements. We are dependent on CGI for these services. A failure by CGI to provide

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

these services to us in a timely manner could have an adverse effect on our operations and results of operations. The first preceding table includes a line entitled “unconditional purchase obligations” that includes the minimum purchases under that contract. In September 2002, we entered into a ten year outsourcing contract with CGI to provide finance and accounting business process services valued at $36 million. That contract does not constitute an unconditional purchase obligation and therefore is not included in the first preceding table.

        The second preceding table includes a line entitled “lines of credit.” These are local lines of credit established by our foreign subsidiaries for working capital purposes and are not part of our revolving credit facility.

        Cash Flow and Plans to Manage Liquidity. As a result of our significant leverage, obligations in connection with antitrust investigations, lawsuits and claims, and other long-term contractual and commercial obligations and commitments, we have placed high priority on efforts to manage cash, generate additional cash flow and reduce debt. Our longer term efforts include our 1998 major cost savings plan, our 2002 major cost savings plan and our other cost savings activities, our strategic alliances and our financing activities. Our shorter term efforts include our interest rate management and working capital initiatives.

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

        Our cash flow from operations (before such exclusions) in the first and third quarters is adversely impacted by the semi-annual interest payments on the Senior Notes. The second and fourth quarters correspondingly benefited from the absence of interest payments.

        As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, and accounts payable and payments thereof to seek to maximize our free cash at any given time and minimize accounts receivable losses. We typically discount or factor a portion of our accounts receivable. Certain of our subsidiaries sold receivables totaling $140 million in 2002 first nine months and $129 million in the 2003 first nine months. Accounts receivable sold and remaining on the Consolidated Balance Sheets aggregated $1 million at

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

December 31, 2002 and nil at September 30, 2003. If we had not sold such receivables, our accounts receivable and our debt would have been about $46 million higher at December 31, 2002 and about $35 million higher at September 30, 2003. If we were unable to factor our accounts receivable, our debt would increase, which could adversely affect our liquidity. In addition, careful management of credit risk over at least the past three years has allowed us to avoid significant accounts receivable losses notwithstanding the poor financial condition of many of our potential and existing customers. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

        We use funds available under our revolving credit facility as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. We believe that our cost savings initiatives will, over the next one to two years, continue to improve our cash flow from operations for a given level of net sales. Improvements in cash flow from operations resulting from these initiatives are being partially offset by associated cash implementation costs, while they are being implemented. We also believe that our planned sales of non-strategic assets together with these improvements in cash flow from operations should allow us to reduce our debt and other obligations over the long term.

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

        Our significant leverage and other obligations could have a material impact on our liquidity, reducing funds available to us for other purposes and making us more vulnerable to economic downturns or changes in the expected amount or timing of payment of these obligations.

        Our ability to service our debt as it comes due, including maintaining compliance with the financial covenants and the representations regarding absence of material adverse changes under the Senior Facilities, and to meet these other obligations as they come due is dependent on our future performance, which is subject to various factors, including certain factors beyond our control. A failure to so comply, unless waived by the lenders thereunder, would be a default thereunder. This would permit the lenders to accelerate the maturity of the Senior Facilities and terminate their commitments to extend credit under the Revolving Facility. An acceleration of maturity of the Senior Facilities would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. If we were unable to repay our debt to the lenders and holders or

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

otherwise obtain a waiver from the lenders and holders, the lenders and holders could proceed against the collateral securing the Senior Facilities and the Senior Notes, respectively, and exercise all other rights available to them, and we could be required to undertake significant actions (which may be inconsistent with our plans or adverse to our stockholders) to raise the funds necessary for repayment. We cannot assure you that we would be able to obtain any such waiver or take any of such actions on favorable terms or at all.

        As described above, we are dependent on our revolving credit facility and continuing compliance with the financial covenants under the Senior Facilities for liquidity. The Senior Facilities require us to, among other things, comply with financial covenants relating to specified minimum interest coverage and maximum net senior secured debt leverage ratios that become more restrictive over time. At September 30, 2003, we were in compliance with the financial covenants under the Senior Facilities. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

        While our revolving credit facility provides for maximum borrowings of up to €200 million ($233 million, based on currency exchange rates in effect at September 30, 2003), it is possible that our future ability to borrow under this facility could effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities. In addition, €25 million of the €200 million is reserved exclusively for use to pay or secure payment of the EU fine. At September 30, 2003, we had drawn $56 million under this facility and the remaining $162 million (after consideration of outstanding letters of credit) was fully available. Payment of the EU fine or issuance of a letter of credit to secure payment of the EU fine would significantly reduce the funds available under our revolving credit facility for operating and other purposes. At September 30, 2003, after giving effect to the application of the net proceeds from our recent public offering of shares of our common stock, the outstanding principal amount under our revolving credit facility would have been nil.

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

        Description of Senior Facilities, Certain Amendments Thereto and Senior Notes. A description of the Senior Facilities, certain amendments thereto and the Senior Notes is set forth in Note 5 to the Consolidated Financial Statements contained in this Report, and such description is hereby incorporated herein by reference.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        In September 2003, we signed an amendment to the Senior Facilities, which became effective upon the closing of our recent public offering of shares of our common stock in October 2003. The Senior Facilities were amended to, among other things, provide us additional flexibility to make investments and repurchase Senior Notes (up to a maximum of $35 million aggregate principal amount). The amendment also provides for the exclusion from the calculation of the financial covenants the impacts of providing a letter of credit (except to the extent that the letter of credit exceeds $70 million) to secure payment of the EU fine and of additional charges against results of operations in connection with antitrust investigations and related lawsuits and claims due to accrued interest on the EU fine through the date of the Court’s decision on our main appeal as well as translation of the EU fine (and accrued interest thereon) from euros into dollars. In connection therewith, we paid amendment fees of $1 million.

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

        Off-Balance-Sheet Financings and Commitments. We have not, since January 1, 2002, undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

o	Interest rate caps and swaps and currency exchange rate contracts which are described under "– Quantitative and Qualitative Disclosures About Market Risk.”

o	Commitments under non-cancelable operating leases that, at December 31, 2002 and September 30, 2003, totaled less than $1 million individually in each year and $5 million in the aggregate, respectively.

o	Minimum required purchase commitments under our information technology outsourcing services agreement with CGI described under “–Long-Term Contractual, Commercial and Other Obligations and Commitments” that, at December 31, 2002 totaled approximately $5 million in each year and about $44 million in the aggregate and at September 30, 2003 totaled approximately $5 million in each year and about $40 million in the aggregate.

o	Discounting or factoring accounts receivable as described under “– Cash Flow and Plans to Manage Liquidity.”

        Cash Flows. In general, during 2003 and the 2002 first nine months, we used cash in operating activities (including restructuring and antitrust-related payments) as well as for capital

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

expenditures. Financing for these uses was provided primarily by net proceeds from our public offering of common stock in 2001 and our incurrence of long-term and short-term debt and, in the 2003 first half, the proceeds from sales of non-strategic assets and interest rate swaps.

        Cash costs paid and expected to be paid in connection with the 2002 plan (including restructuring payments and severance costs) are described under “Repositioning Our Global Manufacturing Network and Other Initiatives.” We believe that we will have a net use of cash in operating and investing activities in 2003 and that we will generate positive cash flow from operating activities in 2004.

        Cash Flow Used in Operating Activities. Cash flow used in operating activities was $54 million in 2003 first nine months as compared to $76 million in 2002 first nine months, an improvement of $22 million. The improvement was primarily due to a change from net loss from continuing operations to net income from continuing operations. Net income from continuing operations in the 2003 first nine months was $2 million as compared to a net loss in the 2002 first nine months of $17 million.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Cash Flow Used in Investing Activities. Cash flow used in investing activities was $13 million in the 2003 first nine months as compared to $32 million in the 2002 first nine months. Capital expenditures in the 2003 first nine months were $29 million and in the 2002 first nine months were $32 million. Capital expenditures in the 2003 first nine months related primarily to the expansion of graphite electrode manufacturing capacity, implementation of J.D. Edwards information systems and essential capital maintenance. In the 2003 first nine months, $16 million of cash was provided to investing activities, primarily from the sale of our non-strategic composite tooling business for $15 million.

        Cash Flow Provided by Financing Activities. Cash flow provided by financing activities was $61 million during 2003 first nine months as compared to $85 million in 2002 first nine months. During the 2003 first nine months, we received proceeds of $30 million from the sale of interest rate swaps and $46 million from additional borrowings under our revolving credit. We used these proceeds to fund, in part, a dividend payment to minority stockholders in consolidated entities, a purchase of interest rate caps and a repayment of short-term debt borrowings. In the 2002 first nine months, we completed a private offering of $550 million of Senior Notes. Net proceeds were $538 million, which were used to repay term loans under the Senior Facilities, reduce the outstanding balance under our revolving credit facility and fund increased working capital.

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

Recent Accounting Pronouncements

        A description of recent accounting pronouncements is set forth under “New Accounting Standards” in Note 1 to the Notes to Consolidated Financial Statements contained in this Report, and such description is hereby incorporated herein by reference.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to LIBOR or euro LIBOR. We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk profile of our portfolio of fixed and variable interest rate obligations.

        Our interest rate swaps described below are designated as hedging the exposure to changes in the fair value of the related debt (called a fair value hedge). The related debt for our swaps is the Senior Notes. Our swaps are marked-to-market monthly, and we are required to provide cash collateral to the counterparty to the extent that the negative mark-to-market exceeds $15 million. At September 30, 2003, the negative mark-to-market was $9 million. The fair value of the hedge at the end of a period is recorded on the Consolidated Balance Sheets on the line entitled “fair value of hedged debt obligation.” When we sell swaps, the gain or loss realized is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through exchanges or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs.

        In the 2002 second quarter, we entered into $250 million notional amount of swaps through the remaining term of the Senior Notes, effectively converting that amount of fixed rate debt to variable rate debt. In the 2002 third quarter, we sold the entire $250 million notional amount of swaps for $10 million in cash. In the 2002 fourth quarter, we entered into $250 million notional amount of swaps through the remaining term of the Senior Notes. Interest rate swaps reduced our interest expense by approximately $3 million in the 2002 third quarter and $4 million in the 2002 first nine months. These amounts include a $2 million credit to interest expense for the 2002 third quarter and a $4 million credit to interest expense for the 2002 first nine months due to the amortization of the $10 million in cash proceeds from the sale of swaps. The adjustment for the fair value of the hedged debt obligation was $8 million at December 31, 2002 and has been recorded as part of other long-term assets in the Consolidated Balance Sheets.

        In the 2003 first quarter, we entered into an additional $200 million notional amount of swaps (bringing our total notional amount of swaps to $450 million) through the remaining term of the Senior Notes, effectively converting that amount of fixed rate debt to variable rate debt. Subsequently in the 2003 first quarter, we sold the entire $450 million notional amount of swaps for $10 million in cash. Following the sale of the swaps, in the 2003 first quarter, we entered into $350 million notional amount of swaps through the remaining term of the Senior Notes. Subsequently, in the 2003 second quarter, we entered into an additional $50 million notional amount of swaps (bringing our total notional amount of swaps to $400 million). Subsequently in the 2003 second quarter, we sold the total notional amount of $400 million of swaps for $21 million in cash. In the 2003 third quarter, we entered into $500 million notional amount of swaps for the remaining term of the Senior Notes. Subsequently in the 2003 third quarter, we sold $15 million notional amount of swaps and paid $1 million in cash. As a result, at September 30, 2003, we held $485 million notional amount of swaps for the remaining term of the Senior Notes. Interest rate swaps reduced our interest expense by approximately $7 million in the 2003 third quarter and $16 million in the 2003 first nine months. These amounts include a $4 million

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

credit to interest expense for the 2003 third quarter and $6 million credit to interest expense for the 2003 first nine months due to the acceleration of the amortization of cash proceeds from the sale of swaps as a result of our exchanges of Senior Notes for common stock during the 2003 third quarter. The adjustment for the fair value of the hedged debt obligation was a negative $9 million at September 30, 2003 and has been recorded as part of other long-term liabilities in the Consolidated Balance Sheets.

        In the 2003 first quarter, we entered into interest rate caps for a notional amount of $300 million through August 2007. In the 2003 second quarter, we entered into additional interest rate caps for a notional amount of $200 million through August 2007 (bringing our total notional amount of caps to $500 million through August 2007). All of our interest rate caps are marked to market. Gains and losses are recorded as unrealized gains and losses in other (income) expense, net. Unrealized gains and losses on caps were a loss of $1 million for the 2003 first nine months.

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

        When we deem it appropriate, we may attempt to limit our risks associated with changes in currency exchange rates through both operational activities and financial instruments. Financial instruments may be used to attempt to hedge existing exposures, firm commitments and, potentially, anticipated transactions. We use these instruments to reduce risk by essentially creating offsetting currency exposures. These instruments include forward exchange contracts and purchased foreign currency options, and are primarily used to attempt to hedge net global currency exposures relating to euro-denominated debt and identifiable foreign currency receivables, payables and commitments. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments, which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost.

        We held contracts against these risks with an aggregate net notional amount of about $56 million at December 31, 2002 and $17 million at September 30, 2003. All of our contracts mature within one year. All of our contracts are marked to market monthly. Gains and losses are recorded as unrealized gains and losses in other (income) expense, net. Unrealized gains and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

losses on outstanding foreign currency contracts were a loss of $4 million for the 2002 first nine months and a loss of $2 million for the 2003 first nine months.

        We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates for the 2003 first nine months. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the 2003 first nine months by about $3 million. In addition, based on this analysis, a hypothetical increase in interest rates of 100 basis points across all maturities would have increased our interest expense (excluding the impact of any hypothetical sale of interest rate swaps) for the 2003 first nine months by about $5 million.

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

        Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        A control system is subject to inherent limitations and, as a result, can provide only reasonable, not absolute, assurance that the system’s objectives will be achieved. In the first instance, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, decision-making in connection with system design or operation can be faulty, and breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the acts of single individuals, by collusion of two or more individuals, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. In light of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1.   Legal Proceedings

        This information required in response to this Item is set forth in Note 7 to the Notes to Consolidated Financial Statements contained in this Report, and such information is hereby incorporated herein by reference.

Item 2.   Changes in Securities and Use of Proceeds

        In July 2003, we adopted a long term incentive program. Under this program, we granted five and one-half-year options to certain officers, managers and others to purchase an aggregate of 3,021,500 shares of common stock at an exercise price equal to the fair market value at date of grant. The options vest five years from the grant date and expire five months later. Accelerated vesting occurs if certain cash flow performance targets are achieved in each of 2003, 2004 and 2005. We have registered the issuance, and intend to register the resale, of the shares of common stock issuable upon exercise of the options under the Securities Act of 1933.

        In 2003 third quarter, we exchanged $35 million aggregate principal amount of Senior Notes, plus accrued interest of approximately $2 million, for 6,088,112 shares of common stock. The Senior Notes are fully and unconditionally guaranteed by GTI. These transactions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933 because the shares of common stock were issued to holders of Senior Notes (the issuance of which had been registered under the Securities Act of 1933) solely in exchange for Senior Notes and no commission or remuneration was paid or given directly or indirectly in connection with any such exchange.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

        The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Vice President, Chief Financial Officer and Chief Information Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Vice President, Chief Financial Officer and Chief Information Officer.

(b)   Reports on Form 8-K

        The following report on Form 8-K was filed during the 2003 third quarter:

(1)	Current Report on Form 8-K (which restates Items 6, 7 and 8 of our annual report on Form 10-K for the year ended December 31, 2002), dated August 18, 2003, filed with the SEC on August 18, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2003	GRAFTECH INTERNATIONAL LTD. By: /s/ Corrado F. De Gasperis —————————————— Corrado F. De Gasperis Vice President, Chief Financial Officer and Chief Information Officer ( (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Vice President, Chief Financial Officer and Chief Information Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Vice President, Chief Financial Officer and Chief Information Officer.