Form 10-Q
period 2004-03-31
GRAFTECH INTERNATIONAL LTD
filed 2004-05-10
CIK 931148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______

_________________

Commission file number:  1-13888

_________________

GRAFTECH INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1385548 (I.R.S. Employer Identification Number)

_________________

1521 Concord Pike Brandywine West, Suite 301 Wilmington, DE (Address of principal executive offices)	19803 (Zip code)

Registrant’s telephone number, including area code:   (302) 778-8227

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

Yes [X]    No [   ]

As of March 31, 2004, 97,241,097 shares of common stock, par value $.01 per share, were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	At December 31,	At March 31,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$34	$66
Accounts and notes receivable, net of allowance for doubtful
accounts of $4 million at December 31, 2003 and March 31, 2004	126	163
Inventories:
Raw materials and supplies	47	54
Work in process	123	124
Finished goods	34	38

	204	216
Prepaid expenses and other current assets	24	20

Total current assets	388	465

Property, plant and equipment	1,032	1,030
Less: accumulated depreciation	691	695

Net property, plant and equipment	341	335
Deferred income taxes	176	168
Goodwill	20	20
Other assets	42	43

Total assets	$967	$1,031

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable	98	$87
Short-term debt	1	2
Accrued income and other taxes	31	17
Other accrued liabilities	164	68

Total current liabilities	294	174

Long-term debt:
Principal value	516	677
Fair value adjustments for hedge instruments	14	23
Unamortized bond premium	4	2

Total long-term debt	534	702

Other long-term obligations	193	161
Deferred income taxes	43	43
Minority stockholders' equity in consolidated entities	31	31
Commitments & contingencies
Stockholders' deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized,
none issued	-	-
Common stock, par value $.01, 150,000,000 shares authorized, 96,402,287 shares
issued at December 31, 2003, 100,195,364 shares issued at March 31, 2004	1	1
Additional paid-in capital	893	941
Accumulated other comprehensive loss	(286)	(286)
Accumulated deficit	(644)	(644)
Less: cost of common stock held in treasury, 2,451,035 shares at December 31,
2003 and March 31, 2004	(86)	(86)
Less: common stock held in employee benefit and compensation trusts, 503,232
shares at December 31, 2003 and March 31, 2004	(6)	(6)

Total stockholders' deficit	(128)	(80)

Total liabilities and stockholders' deficit	$967	$1,031

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2004
Net sales	$170	$197
Cost of sales	131	152

Gross profit	39	45
Research and development	3	2
Selling, administrative and other expenses	21	21
Other (income) expense, net	(4)	13
Restructuring charges	19	1
Antitrust investigations and related lawsuits and claims	-	1
Interest expense	14	7
Interest (income)	-	(1)

	53	44

Income (loss) before provision for income taxes and minority
stockholders' share of income	(14)	1
Provision for (benefit from) income taxes	(4)	1
Minority stockholders' share of income	-	-

Loss from continuing operations	(10)	-

Income from discontinued operations (less applicable income tax expense)	1	-

Net loss	$(9)	$-

Basic income (loss) per common share:
Loss from continuing operations	$(0.17)	$0.00
Discontinued operations	0.01	0.00

Net loss per share	$(0.16)	$0.00

Weighted average common shares outstanding (in thousands)	56,621	93,866

Diluted income (loss) per common share:
Loss from continuing operations	$(0.17)	$0.00
Discontinued operations	0.01	0.00

Net income (loss)	$(0.16)	$0.00

Weighted average common shares outstanding (in thousands)	56,621	93,866

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2004
Cash flow from operating activities:
Net income (loss)	$(9)	$-
Income from discontinued operations	1	-

Income (loss) from continuing operations	(10)	-
Non-cash (credits) charges to net income (loss):
Depreciation and amortization	7	9
Deferred income taxes	(5)	12
Antitrust investigations and related lawsuits and claims	-	1
Restructuring charge	19	1
Loss on exchange of common stock for senior notes	-	5
Interest expense	-	(3)
Fair value adjustments on interest rate caps	1	2
Other non-cash charges (credits), net	(16)	1
(Increase) decrease in working capital*	(19)	(166)
Long-term assets and liabilities	(2)	(16)

Net cash used in operating activities from continuing operations	(25)	(154)
Net cash provided by operating activities from discontinued operations	1	-

Net cash used in operating activities	(24)	(154)

Cash flow from investing activities:
Capital expenditures	(9)	(10)
Proceeds from sale of derivative instruments	-	1

Net cash used in investing activities	(9)	(9)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	(6)	1
Revolving Facility borrowings (reductions), net	35	-
Long-term debt borrowings	-	225
Long-term debt reductions	-	(29)
Proceeds from sale of interest rate swap, net	10	-
Purchase of interest rate caps	(4)	-
Proceeds from exercise of stock options	-	5
Financing costs	-	(7)
Dividends paid to minority stockholder	(4)	-

Net cash provided by financing activities	31	195

Net (increase) decrease in cash and cash equivalents	(2)	32
Effect of exchange rate changes on cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	11	34

Cash and cash equivalents at end of period	$9	$66

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2004
*Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable	11	5
Reduction in factoring of accounts receivable	2	(41)
Inventories	(9)	(12)
Prepaid expenses and other current assets	1	1
Payments for antitrust investigations and related lawsuits and claims	(4)	(71)
Restructuring payments	(1)	(13)
Decrease in accounts payable and accruals	(19)	(35)

Increase in working capital	$(19)	$(166)

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$25	$18
Income taxes	1	2
Non-cash operating, investing and financing activities:
Exchanges of common stock for senior notes which decrease long-term debt	$-	$38

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Dollars in millions)
(Unaudited)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit and Compensation Trusts	Total Stockholders' Deficit
Balance at January 1, 2003	59,211,664	$1	$636	$(304)	$(620)	$(88)	$(6)	$(381)

Comprehensive income (loss):
Net loss	-	-	-	-	(24)	-	-	(24)
Other comprehensive income (loss):
Minimum pension liability, net of tax	-	-	-	6	-	-	-	6
Foreign currency translation
adjustments	-	-	-	12	-	-	-	12

Total comprehensive income (loss)	-	-	-	18	(24)	-	-	(6)
Exchange of common stock for senior notes	9,888,870	-	57	-	-	-	-	57
Treasury stock	-	-	(2)	-	-	2	-	-
Common stock issued to savings and
pension plan trusts	1,403,475	-	8	-	-	-	-	8
Sale of common stock in equity offering,
net	25,300,000	-	190	-	-	-	-	190
Sale of common stock under stock options	598,278	-	4	-	-	-	-	4

Balance at December 31, 2003	96,402,287	$1	$893	$(286)	$(644)	$(86)	$(6)	$(128)

Comprehensive income (loss):
Net loss	-	-	-	-	-	-	-	-
Other comprehensive income (loss):
Minimum pension liability, net of tax	-	-	-	-	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	-

Total comprehensive income (loss)	-	-	-	-	-	-	-	-
Exchange of common stock for senior notes	3,161,131	-	41	-	-	-	-	41
Common stock issued to savings and
pension plan trusts	41,342	-	1	-	-	-	-	1
Stock options granted	-	-	1	-	-	-	-	1
Sale of common stock under stock options	590,604	-	5	-	-	-	-	5

Balance at March 31, 2004	100,195,364	$1	$941	$(286)	$(644)	$(86)	(6)	$(80)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Interim Financial Presentation

        These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “Annual Report”). Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the entire year ending December 31, 2004.

        Certain amounts in the Consolidated Financial Statements for the three months ended March 31, 2003 have been reclassified to conform with current period presentation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include those related to employee benefit plans, financial instruments, contingencies, impairments of long-lived assets, inventories and accounting for income taxes. Actual amounts may differ materially from management’s estimates.

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

“GrafTech Finance” refers to GrafTech Finance Inc. only. GrafTech Finance is a direct, wholly owned, finance subsidiary of GTI and the borrower under our principal senior secured bank credit facilities (as amended, the “Senior Facilities”), which includes our principal revolving credit facility (the “Revolving Facility”). GrafTech Finance is the issuer of the Senior Notes and a guarantor of the Debentures.

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

(2)    Stock-Based Compensation

        At March 31, 2004, GTI had several stock-based compensation plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” and related interpretations. No compensation expense has been recognized for our time vesting options granted with exercise prices at not less than market price on the date of grant. At March 31, 2004, all awards subject to performance conditions were fully vested. If compensation expense for our stock-based compensation plans was determined by the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” our net loss and net loss per share would have been increased to the pro forma amounts indicated in the following table.

	For the Three Months Ended March 31,
	2003	2004
Net income (loss) as reported	$(9)	$-
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	1	1

Pro forma net loss	$(10)	$(1)

Earnings per share:
Basic - as reported	$(0.16)	$0.00
Basic - pro forma	(0.18)	(0.01)
Diluted - as reported	(0.16)	0.00
Diluted - pro forma	(0.18)	(0.01)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)    Earnings Per Share

        Basic and diluted earnings per share are calculated based upon the provisions of SFAS No. 128, “Earnings per Share,” using the following share data:

	For the Three Months Ended March 31,
	2003	2004
Weighted average common shares
outstanding for basic calculation	56,621,283	93,865,771
Add: Effect of stock options	-	-

Weighted average common shares
outstanding for diluted calculation	56,621,283	93,865,771

        Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, in each case for the same period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued, in each case for the same period. As a result of the net loss reported for 2003 first quarter and 2004 first quarter, 93,527 and 2,245,103, respectively, of potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share.

        In addition, the calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 9,216,580 and 3,857,462 shares in the 2003 first quarter and 2004 first quarter, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

        The following table summarizes information about stock options outstanding at March 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
	(Shares in thousands)
Time vesting options:
$ 2.83 to $10.77	6,615	6 years	$7.54	3,534	$8.38
$11.60 to $19.06	2,618	4 years	$16.40	2,244	$16.87
$22.81 to $29.22	141	4 years	$25.71	135	$25.85
$30.59 to $40.44	1,396	2 years	$34.31	1,376	$34.24

	10,770			7,289

Performance vesting options:
$ 7.60	276	3 years	$7.60	276	$7.60

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)       Segment Reporting

Our businesses are organized around the following three lines of business:

o	a synthetic graphite line of business, which primarily serves the steel, aluminum, transportation and semiconductor industries and includes graphite electrodes, cathodes and advanced synthetic graphite products as well as related services;

o	a natural graphite line of business, which primarily serves the automotive, petrochemical, electronics and power generation industries and includes advanced flexible graphite and flexible graphite as well as related services; and

o	an advanced carbon materials line of business, which primarily serves the silicon metal and ferro-alloy industries and includes carbon electrodes and refractories as well as related services.

        “Other” in the table below includes the natural graphite and advanced carbon materials lines of business.

        We evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers are not material. The accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole.

        The following tables summarize financial information concerning our reportable segments.

	For the Three Months ended March 31,
	2003	2004
	(Dollars in millions)
Net sales to external customers:
Synthetic Graphite	$149	$174
Other	21	23

Consolidated net sales	$170	$197

Gross profit:
Synthetic Graphite	$ 34	$ 41
Other	5	4

Consolidated gross profit	$ 39	$ 45

Depreciation and amortization:
Synthetic Graphite	$ 6	$ 8
Other	1	1

Consolidated depreciation and amortization	$ 7	$ 9

“Other” in the table above, which includes natural graphite and advanced carbon materials for the 2003 first quarter, has been restated to exclude our composite tooling business that was sold in June 2003.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)    Restructuring Charges and Impairment Losses

        We have had several restructuring charges and impairment losses during the past few years. At March 31, 2004, the outstanding balance of our restructuring reserve was $16 million. The components of this balance consist primarily of $8 million related to the mothballing and closure of our graphite electrode manufacturing operations in Caserta, Italy, $4 million related to organizational changes, $2 million related primarily to remaining lease payments on our former corporate headquarters, and $2 million related to the closure of our graphite electrode manufacturing operations in Welland, Canada.

        In the 2004 first quarter, we recorded a $1 million charge primarily associated with changes in estimates for the U.S. voluntary and selective severance program.

        In the 2003 fourth quarter, we recorded a $2 million net non-cash write-off of the remaining book value of assets of our former graphite electrode manufacturing operations in Clarksville, Tennessee. We also recorded a $5 million non-cash impairment loss on the remaining fixed assets of our graphite electrode manufacturing operations in Caserta, Italy.

        In the 2003 second quarter, we recorded $1 million of restructuring charges for organizational changes.

        In the 2003 first quarter, we recorded $19 million of restructuring charges, consisting of $8 million for organizational changes and $11 million for the closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce. The $8 million charge for organizational changes related to U.S. voluntary and selective severance programs and related benefits associated with a workforce reduction of 103 employees. The closure of our non-qualified U.S. defined benefit plan resulted in recognition of net settlement costs of $11 million.

        The following table summarizes activity relating to the accrued expense in connection with the restructuring charges. This accrued expense is included in other accrued liabilities on the Consolidated Balance Sheets.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in millions)
Balance at January 1, 2003	$5	$9	$14
Restructuring charges in 2003	20	-	20
Payments in 2003	(3)	(2)	(5)

Balance at December 31, 2003	22	7	29
Restructuring charges in 2004	1	-	1
Payments and settlements in 2004, including
non-cash items of $1 million	(14)	-	(14)

Balance at March 31, 2004	$9	$7	$16

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The fair value of the long-lived assets is calculated on the basis of discounted estimated future cash flows. Estimates of the discounted future cash flows are subject to significant uncertainties and assumptions. Accordingly, actual values could vary significantly from such estimates.

(6)   Long-Term Debt and Liquidity

        The following table presents our long-term debt.

	At December 31, 2003	At March 31, 2004
	(Dollars in millions)
Senior Facilities:
Tranche B U.S. dollar facility	$21	$-
Revolving credit facility	-	-

Total Senior Facilities	21	-
Other European debt	2	2
Senior Notes:
Senior Notes due 2012	493	450
Fair value adjustments for current hedge instruments	(18)	(5)
Fair value adjustments for terminated hedge instruments*	32	28
Unamortized bond premium	4	2

Total Senior Notes	511	475
Debentures	-	225

Total	$534	$702

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

Debt for Equity Exchanges and Debt Repurchases

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

        In the 2003 fourth quarter, we purchased $2 million aggregate principal amount of Senior Notes, plus accrued interest, for $3 million in cash. These purchases resulted in a nominal gain.

        In the 2004 first quarter, we exchanged $35 million aggregate principal amount of Senior Notes, plus accrued interest of $1 million, for 3,161,131 shares of common stock. These exchanges resulted in a net loss of $5 million in the 2004 first quarter which has been recorded in other (income) expense, net.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In the 2004 first quarter, we purchased $8 million aggregate principal amount of Senior Notes, plus accrued interest, for $9 million in cash. These purchases resulted in a loss of $1 million.

        See Note (8) “Financial Instruments – Interest Rate Risk Management” for information regarding the impact on interest expense resulting from these exchanges and repurchases.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Upon the occurrence of a “change of control,” GrafTech Finance will be required to make an offer to repurchase the Senior Notes at a price equal to 101.00% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. For this purpose, a change in control occurs on:

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

        GTI, GrafTech Global and UCAR Carbon and other U.S. subsidiaries that together hold a substantial majority of our U.S. assets have guaranteed the Senior Notes on a senior unsecured basis, except that the guarantee by UCAR Carbon is secured as described below. None of AET, Graphite Electrode Network LLC or Union Carbide Grafito, Inc. is a guarantor of the Senior Notes. UCAR Holdings V Inc. is a guarantor of the Senior Notes, but is being liquidated and dissolved.

        The guarantee by UCAR Carbon has been secured by a pledge of all of the shares of capital stock (constituting 97.5% of the outstanding shares of capital stock) of AET held by UCAR Carbon (called the “AET Pledged Stock”), subject to the limitation that at no time will the value of the pledged portion of the AET Pledged Stock exceed 19.99% of the principal amount of the then outstanding Senior Notes. The pledge of the AET Pledged Stock is junior to the pledge of the AET Pledged Stock to secure UCAR Carbon’s guarantee of the Senior Facilities.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The guarantees are general unsecured senior obligations of the guarantors, except for the guarantee by UCAR Carbon which is secured as described above, and rank senior to present and future subordinated guarantees, debt and obligations of the respective guarantors and equally with present and future senior guarantees, debt and obligations of the respective guarantors. The guarantees are effectively subordinated to present and future secured guarantees, debt and obligations of the respective guarantors, to the extent of the value of the assets securing such guarantees, debt and obligations, and are structurally subordinated to guarantees, debt and obligations, including trade payables and preferred stock, of subsidiaries of the respective guarantors.

        Additional information with respect to the guarantees is set forth in Note (10) “Financial Information About the Parent, the Issuer, the Guarantors and the Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees.”

        Unsecured intercompany term notes in an aggregate principal amount, at March 31, 2004, equal to $522 million (based on currency exchange rates in effect at March 31, 2004) issued by our operating subsidiaries in Mexico, South Africa and Switzerland and our holding company subsidiary in France and guarantees of those unsecured intercompany term notes by our principal foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at March 31, 2004 equals $350 million (based on currency exchange rates in effect at March 31, 2004), or about 78% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at March 31, 2004 of $172 million (based on currency exchange rates in effect at March 31, 2004), or about 33% of the aggregate principal amount of the unsecured intercompany term notes, and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities, the holders of the Senior Notes and, pursuant to the subsidiary guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation. The foreign subsidiaries who are obligors under any of such unsecured intercompany term notes or the related guarantees are called “unsecured intercompany term note obligors” and their obligations thereunder are called “unsecured intercompany term note obligations.”

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

Debentures

            On January 22, 2004, GTI issued $225 million aggregate principal amount of Debentures. Interest on the Debentures is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2004, at the rate of 1.625% per annum. The Debentures mature on January 15, 2024, unless earlier converted, redeemed or repurchased. The net proceeds from the offering were approximately $218 million. We used the net proceeds to repay the remaining $21 million of term loans then outstanding under the Senior Facilities, to make a provisional payment of $71 million to the EU Competition Authority against the EU antitrust fine and to reduce factoring of accounts receivable, which reduction amounted to $41 million through March 31, 2004. We intend to use the balance for general corporate purposes, including strategic acquisitions that are complementary to our businesses. Pending use for a specific corporate purpose, we used the balance of the net proceeds to reduce the outstanding balance under the Revolving Facility and to invest in short-term, investment quality, interest-bearing securities or deposits.

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

        A holder may require GTI to repurchase some or all of its Debentures on (i) January 15, 2011, January 15, 2014 or January 15, 2019 or (ii) if we experience a “fundamental change” at a repurchase price equal to 100% of principal amount, plus accrued and unpaid interest and liquidated damages, if any. For this purpose, a fundamental change occurs on:

o	the date on which a "change in control" occurs for purposes of the Senior Notes; or

o	subject to certain exceptions, the date on which our common stock ceases to be listed on a U.S. national or regional securities exchange or approved for trading on the NASDAQ National Market or similar system of automated dissemination of quotations of securities prices.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        We may, at our option, pay the repurchase price in cash, shares of our common stock or a combination thereof, except that we will pay accrued and unpaid interest and liquidated damages, if any, in cash.

        The Debentures are general unsecured senior obligations of GTI and rank senior to present and future subordinated debt and equally with present and future senior debt and obligations of GTI. The Debentures are effectively subordinated to present and future secured debt and obligations of GTI, to the extent of the value of the assets securing such debt and obligations, and are structurally subordinated to debt and obligations, including trade payables and preferred stock, of subsidiaries that are not guarantors of the Debentures.

        GrafTech Finance, GrafTech Global and UCAR Carbon and other U.S. subsidiaries that together hold a substantial majority of our U.S. assets have guaranteed the Debentures on a senior unsecured basis. None of AET, Graphite Electrode Network LLC, Union Carbide Grafito, Inc. or UCAR Holdings V Inc. is a guarantor of the Debentures. Additional information with respect to the guarantees is set forth in Note (11) “Financial Information About the Issuer Parent and the Guarantors Relating to Debentures.”

        Each of the guarantees of the Debentures is full, unconditional and joint and severable. Payment under the Debentures could be required immediately upon the occurrence of any event of default under the Debentures. If a guarantor makes a payment under its guarantee, it would have the right under certain circumstances to seek contribution from the other guarantors.

        The guarantees are general unsecured senior obligations of the guarantors and rank senior to present and future subordinated guarantees, debt and obligations of the respective guarantors and equally with present and future senior guarantees, debt and obligations of the respective guarantors. The guarantees are effectively subordinated to present and future secured guarantees, debt and obligations of the respective guarantors, to the extent of the value of the assets securing such guarantees, debt and obligations, and are structurally subordinated to guarantees, debt and obligations, including trade payables and preferred stock, of subsidiaries of the respective guarantors.

        In addition to the failure to pay principal and interest (including liquidated damages, if any) when due or to repurchase the Debentures when required, events of default under the Debentures include: failure to deliver shares of our common stock, cash or other property upon conversion of the Debentures; failure to pay at maturity or upon acceleration indebtedness exceeding $10 million; judgment defaults in excess of $10 million, to the extent not covered by insurance; and certain events of bankruptcy.

        We have agreed to file a shelf registration statement under the Securities Act of 1933 covering resales of the Debentures and the shares of common stock issuable upon conversion, redemption or repurchase thereof (including upon the making of any “make whole” payment). If the registration statement was not filed by April 21, 2004 or has not become effective by July 20, 2004, we have agreed to pay liquidated damages to holders of Debentures and such shares issuable upon conversion of the Debentures. Liquidated damages will be paid semi-annually in arrears on each January 15 and July 15 and will accrue at a rate per annum not to exceed 0.50% of the principal amount or the then current conversion price, as applicable. Under certain circumstances, GTI has the right to suspend resales under the registration statement. On April 20, 2004, we filed shelf registration statements covering, among other things, resales of the Debentures and the shares of common stock issuable upon conversion thereof. On May 7, 2004, the SEC declared the registration statements effective.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Facilities

            In February 2002, we completed a debt recapitalization and obtained the Senior Facilities. The Senior Facilities consist of, among other things:

o	A Tranche B Facility providing for initial term loans of $350 million to GrafTech Finance. At December 31, 2003, the principal amount of term loans outstanding under the Tranche B Facility was $21 million. The Tranche B Facility was fully repaid and terminated in January 2004.

o	A Revolving Facility providing for dollar and euro-denominated revolving and swing line loans to, and the issuance of dollar and euro-denominated letters of credit for the account of, GrafTech Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed, initially, €250 million, and, at December 31, 2003, €200 million (€25 million of which could only be used to pay or secure payment of the EU antitrust fine) and at March 31, 2004, €175 million. The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than the difference between $75 million (which has been reduced to $32 million, after giving effect to the $10 million charge relating to the EU antitrust fine recorded in July 2001, the $32 million charge relating to the EU antitrust fine recorded in the 2003 fourth quarter and the $1 million charge relating to the EU antitrust fine recorded in the 2004 first quarter) and the principal amount of certain other debt (none of which debt was outstanding at March 31, 2004).

        We are generally required to make mandatory prepayments in the amount of:

o	Either 75% or 50% (depending on our net debt leverage ratio, which is the ratio of our net debt to our EBITDA (as defined in the Senior Facilities)) of excess cash flow. The obligation to make these prepayments, if any, arises after the end of each year with respect to adjusted excess cash flow during the prior year.

o	100% of the net proceeds of certain asset sales or incurrence of certain indebtedness.

o	50% of the net proceeds of the issuance of certain GTI equity securities.

        We may make voluntary prepayments under the Senior Facilities. There is no penalty or premium due in connection with prepayments (whether voluntary or mandatory).

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        GrafTech Finance has made and is required to make domestic intercompany loans and foreign secured intercompany loans of the net proceeds of borrowings under the Senior Facilities to GrafTech Global’s subsidiaries. The obligations of GrafTech Finance under the Senior Facilities are secured, with certain exceptions, by first priority security interests in all of these intercompany loans (including the related security interests and guarantees). We used the proceeds from the issuance of the Senior Notes in February 2002 to finance the repayment of all such foreign intercompany term loans that were outstanding at such time. The only other such intercompany loans that were outstanding at such time or thereafter were and are intercompany revolving loans to UCAR Carbon and our Swiss subsidiary. At March 31, 2004, the outstanding aggregate balance of the intercompany loans to UCAR Carbon and our Swiss subsidiary was $14 million.

        GTI guarantees the Senior Facilities on a senior basis. This guarantee is secured, with certain exceptions, by first priority security interests in all of GTI’s assets, including all of the outstanding capital stock of GrafTech Global and GrafTech Finance.

        GrafTech Global and each of GrafTech Global’s domestic subsidiaries (including AET, Graphite Electrode Network LLC, Union Carbide Grafito, Inc. and UCAR Holdings V Inc.) guarantees the Senior Facilities on a senior basis. These guarantees are secured, with certain exceptions, by first priority security interests in all of their assets (including the AET Pledged Stock), except that no more than 65% of the capital stock or other equity interests in our foreign subsidiaries held directly by our U.S. subsidiaries, and no other foreign assets, are pledged to secure the guarantees.

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

        The interest rate applicable to the Revolving Facility is, at our option, either LIBOR plus a margin ranging from 1.375% to 3.375% (depending on our leverage ratio) or, in the case of dollar-denominated loans, the alternate base rate plus a margin ranging from 0.375% to 2.375% (depending on our leverage ratio). The interest rate applicable to the Tranche B Facility was, at our option, either euro LIBOR plus a margin ranging from 2.875% to 3.625% (depending on our leverage ratio) or the alternate base rate plus a margin ranging from 1.875% to 2.625% (depending on our leverage ratio). The alternate base rate is the higher of (i) the prime rate announced by JP Morgan Chase Bank or (ii) the federal funds effective rate plus 0.50%. GrafTech Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. At December 31, 2003 and March 31, 2004, there was nil outstanding under the Revolving Facility. At December 31, 2003 and March 31, 2004, there was $21 million and nil, respectively, outstanding under the Tranche B Facility. The weighted average interest rate on the Senior Facilities was 5.1% during the 2003 first quarter and 4.8% during the 2004 first quarter.

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

Certain Recent Amendments to the Senior Facilities

        In October 2003, the Senior Facilities were amended to, among other things, provide us additional flexibility to make investments and repurchase Senior Notes (up to a maximum of $35 million aggregate principal amount). The amendment also provides for the exclusion from the calculation of the financial covenants the impacts of providing a letter of credit (except to the extent that the letter of credit exceeds $70 million) to secure payment of the EU antitrust fine and of additional charges against results of operations in connection with antitrust investigations and related lawsuits and claims due to accrued interest on the EU antitrust fine through the date of any decision on our appeal of the EU antitrust fine as well as translation of the EU antitrust fine (and accrued interest thereon) from euros into dollars.

        In January 2004, the Senior Facilities were amended to, among other things:

o	permit the issuance and sale of the Debentures and the related subsidiary guarantees;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o	permit use of the net proceeds from the issuance and sale of the Debentures without any otherwise required reduction in funds available under the Revolving Facility (except that the €25 million of availability under the Revolving Facility reserved for use solely to pay or secure payment of the EU antitrust fine was eliminated, which reduced our availability under the Revolving Facility from €200 million to €175 million); and

o	provide additional flexibility to make investments (including repurchases in 2004 of up to $50 million aggregate principal amount of Senior Notes with such net proceeds).

Leverage

            We are highly leveraged and have other substantial obligations. At March 31, 2004, we had total debt of $704 million, cash and cash equivalents of $66 million and a stockholders’ deficit of $80 million. In addition, we have historically factored a substantial portion of our accounts receivable and used the proceeds to reduce our debt. Certain of our subsidiaries sold receivables totaling $48 million and $2 million during the 2003 first quarter and 2004 first quarter, respectively. If we had not sold such receivables, our accounts receivable and our debt would have been about $47 million and $4 million higher at March 31, 2003 and 2004, respectively. We used a portion of the net proceeds from the issuance and sale of the Debentures to replace the cash previously provided by factoring of accounts receivable.

        We use cash and cash equivalents, funds available under the Revolving Facility, subject to continued compliance with the financial covenants and representations under the Senior Facilities, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. At March 31, 2004, the Revolving Facility provided for maximum borrowings of up to €175 million ($215 million, based on currency exchange rates in effect at March 31, 2004). Our ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities.

        Our high leverage and other substantial obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and these obligations, thereby reducing funds available to us for other purposes. Our leverage and these obligations make us more vulnerable to economic downturns or in the event that these obligations are greater or timing of payment is sooner than expected.

        Our ability to service our debt and other obligations as they come due, including maintaining compliance with the financial covenants and representations under the Senior Facilities, is dependent on our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in supply, demand and other conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, and inflation in raw material, energy and other costs.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the covenants and other provisions under the Senior Facilities. These covenants and provisions include financial covenants and representations regarding absence of material adverse changes affecting us. A failure to so comply, unless waived, would be a default thereunder. This would permit the lenders to accelerate the maturity of the Senior Facilities. An acceleration of maturity of the Senior Facilities would also permit the lenders to terminate their commitments to extend credit under the Revolving Facility. This would have an immediate material adverse effect on our liquidity. An acceleration of maturity of the Senior Facilities would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes and the holders of the Debentures to accelerate the maturity of the Debentures. A breach of the covenants contained in the Senior Notes, unless waived, would also permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. An acceleration of maturity of the Senior Notes would permit the holders of the Debentures to accelerate the maturity of the Debentures and the lenders to accelerate the maturity of the Senior Facilities. A breach of our obligations under the Debentures, unless waived, would also permit the holders of the Debentures to accelerate the maturity of the Debentures. Acceleration of maturity of the Debentures would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes and the lenders to accelerate the maturity of the Senior Facilities. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, the lenders and holders could proceed against the collateral securing the Senior Facilities and the Senior Notes, respectively, and exercise all other rights available to them.

(7)    Interest Expense

        The following table presents an analysis of interest expense.

	For the Three Months Ended March 31,
	2003	2004
	(Dollars in millions)

Interest incurred on debt	$17	$14
Interest rate swap benefit	(4)	(4)
Amortization of fair value adjustments for terminated hedge instruments	-	(1)
Accelerated amortization of fair value
adjustments for terminated hedge instruments due to reduction of senior notes	-	(3)
Amortization of debt issuance costs	1	1

	$14	$7

(8)    Financial Instruments

        We use derivative financial instruments to manage well-defined currency exchange rate, interest rate and commercial energy contract risks. We do not use derivative financial instruments for trading purposes.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Contracts

            The notional amount of foreign exchange contracts used by us to minimize foreign currency exposure was nil at December 31, 2003 and at March 31, 2004.

Interest Rate Risk Management

            We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities. We have interest rate swaps that effectively convert fixed rate debt (represented by the Senior Notes) into variable rate debt. At March 31, 2004, we had swaps for a notional amount of $450 million.

        Our interest rate swaps are designated as hedging the exposure to changes in the fair value of the related debt (called a fair value hedge). The related debt for our swaps is the Senior Notes. Our swaps are marked-to-market monthly, and we are required to provide cash collateral to the counterparty to the extent that the negative fair value of our swaps, net of the fair value of our interest rate caps, exceeds $15 million. We may, at any time, close out our positions in these swaps and caps.

        At March 31, 2004, the carrying value of our debt was reduced by $5 million (excluding the offsetting value of our interest rate caps of $2 million) as a result of our fair value hedge. The interest rate swap derivative was valued at $5 million at March 31, 2004 and recorded as part of other long-term obligations on the Consolidated Balance Sheets. When we sell swaps, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through exchanges or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs. At March 31, 2004, the carrying value of our debt was increased by $28 million as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $23 million increase in the fair value of our debt, and is recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.”

        In the 2003 first quarter, we entered into an additional $200 million notional amount of swaps (bringing our total notional amount of swaps to $450 million) through the remaining term of the Senior Notes, effectively converting that amount of fixed rate debt to variable rate debt. Subsequently in the 2003 first quarter, we sold the entire $450 million notional amount of swaps for $10 million in cash. Following the sale of the swaps, in the 2003 first quarter, we entered into $350 million notional amount of swaps through the remaining term of the Senior Notes. Subsequently, in the 2003 second quarter, we entered into an additional $50 million notional amount of swaps (bringing our total notional amount of swaps to $400 million). Subsequently in the 2003 second quarter, we sold the total notional amount of $400 million of swaps for $21 million in cash. In the 2003 third quarter, we entered into $500 million notional amount of swaps for the remaining term of the Senior Notes. Subsequently in the 2003 third quarter, we sold $15 million notional amount of swaps and paid $1 million in cash. In the 2004 first quarter, we sold $35 million notional amount of swaps for a nominal amount. As a result, at March 31, 2004, we held $450 million notional amount of swaps for the remaining term of the Senior Notes.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        We enter into agreements with financial institutions that are intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. In the 2003 first quarter, we entered into interest rate caps for a notional amount of $300 million through August 2007. In the 2003 second quarter, we entered into additional interest rate caps for a notional amount of $200 million through August 2007 (bringing our total notional amount of caps to $500 million through August 2007). These instruments effectively cap our interest rate exposure (represented by the net impact of our swaps on the Senior Notes) to no greater than 434 basis points above the six-month LIBOR rate of 116 basis points at March 31, 2004. All of our interest rate caps are marked to market monthly. Gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. Losses on caps amounted to $1 million for 2003 first quarter and $2 million for the 2004 first quarter.

        We have entered into short duration fixed rate purchase contracts with certain of our North American natural gas suppliers in order to mitigate seasonal increases in our natural gas costs. These contracts expired at the end of the 2004 first quarter. In addition, we have entered into natural gas derivative contracts, effectively fixing 100% of our direct and indirect natural gas cost exposure in North America (45% of direct worldwide exposure) through April 2004.

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

Cash and cash equivalents, short-term notes and accounts receivable, accounts payable and other current payables—The carrying amount approximates fair value because of the short maturity of these instruments.

Debt—Fair value of long-term debt was $604 million at December 31, 2003 and $774 million at March 31, 2004.

Foreign currency contracts—Foreign currency contracts are carried at market value. We did not have any such contracts outstanding at December 31, 2003 or at March 31, 2004.

Interest rate swaps and caps—See “Interest Rate Risk Management.”

Natural gas contracts—Natural gas contracts are carried at market value. The gain on outstanding contracts was $1 million at December 31, 2003 and nil at March 31, 2004.

“Make whole” provision within the Debentures—The “make whole” provision described in Note (6) “Long Term Debt and Liquidity” is carried at market value. The gain amounts to nil at March 31, 2004.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)       Contingencies

Antitrust Investigations

        In April 1998, pursuant to a plea agreement between the U.S. Department of Justice (the “DOJ”) and GTI, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million (the “DOJ antitrust fine”), payable in six annual installments. The plea agreement was approved by the U.S. District Court for the Eastern District of Pennsylvania (the “EDPA District Court”). The payment schedule has been revised periodically at our request. In January 2002, the payment schedule for the $60 million balance outstanding at that time was revised to require a $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million, through January 2007. Beginning in 2004, the DOJ may ask the EDPA District Court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. At March 31, 2004, the statutory rate of interest was 1.17% per annum. Accrued interest will be payable together with each quarterly payment. Of the $110 million original aggregate amount, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. All payments due have been timely paid.

        In July 2001, the Directorate General IV of the Commission of the European Communities (the “EU Competition Authority”) assessed a fine of €50.4 million (about $62 million, based on currency exchange rates in effect at March 31, 2004) against us for violating antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes (the “EU antitrust fine”). In October 2001, we filed an appeal to the Court of First Instance of the European Communities in Luxembourg (the “European Court”) challenging, among other things, the amount of the EU antitrust fine, including the accrual of interest and the rate thereof.

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

        In February 2004, we posted a $71 million provisional payment with the EU Competition Authority against the EU antitrust fine. The provisional payment included $9 million for accrued interest for the period from October 2001 to the date of the provisional payment at the rate of 6.04% per annum. The EU Competition Authority has advised us that its position is that the provisional payment should have included accrued interest at the rate of 8.04% per annum. As a result, in April 2004, we paid $3 million to the EU Competition Authority for the remaining accrued interest. We have, however, advised the EU Competition Authority that we disagree with its position and have filed an interim appeal challenging the 8.04% per annum interest rate.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        A provisional payment constitutes the furnishing of cash collateral intended to secure payment to the EU Competition Authority of a fine and any interest thereon that is ultimately determined to be due and is not an admission of or acquiescence to any liability.

        On April 29, 2004, the EU antitrust fine was reduced on appeal to €42 million, plus accrued interest of €7.7 million (which was calculated at a rate of 8.04% per annum) (an aggregate of about $59 million at currency exchange rates in effect at the time the decision on the appeal was issued).

        Except as described above, the antitrust investigations against us in the U.S., Canada, the European Union, Japan and Korea with respect to graphite electrodes and in the European Union with respect to graphite electrodes and isostatic and extruded specialty graphite have been resolved. In October 1997, we were served with subpoenas by the DOJ to produce documents relating to, among other things, our carbon electrode and bulk graphite businesses. Under plea agreements in the U.S. and Canada, we will not be subject to prosecution by the respective antitrust authorities with respect to any other violations of their respective antitrust laws occurring prior to the date of the applicable plea agreement in connection with the sale of graphite and carbon products. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by antitrust authorities in other jurisdictions.

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

Antitrust Lawsuits

            Through March 31, 2004, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes and carbon electrodes. One of the settlements also covers actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments due have been timely paid.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the EDPA District Court. In March 2002, we were served with another complaint commencing a separate civil antitrust lawsuit in the EDPA District Court. These lawsuits are called the “foreign customer lawsuits.” The first complaint, entitled Ferromin International Trade Corporation, et al. v. UCAR International Inc., et al., was filed by 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP New Zealand Ltd. et al. v. UCAR International Inc., et al. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled Saudi Iron and Steel Company v. UCAR International Inc., et al., was filed by a steelmaker who is located outside the U.S. The fourth complaint, entitled Arbed, S.A., et al. v. Mitsubishi Corporation, et al., was filed by 5 steelmakers, all of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June and July 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs’ claims. The claims not dismissed relate to sales invoiced from the U.S. Appeals have been filed by the plaintiffs and the defendants with the U.S. Court of Appeals for the Third Circuit with regard to these dismissals. The U.S. Court of Appeals for the Third Circuit heard oral argument on these appeals on March 11, 2003, and we are awaiting its decision. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. We filed a motion to stay the lawsuit commenced by the fourth complaint pending resolution of appeals in the other foreign customer lawsuits, and such motion was granted in July 2002.

        In late 2002 and early 2003, we and other producers of bulk graphite were served with three complaints commencing three civil class action antitrust lawsuits. The first complaint, filed in the U.S. District Court for the District of New Jersey (the “NJ District Court”), was entitled Industrial Graphite Products, Inc. v. Carbone Lorraine North America Corporation, et al. The second complaint, filed in the NJ District Court, was entitled Ceradyne, Inc. v. Carbone Lorraine North America Corporation, et al. The third complaint, filed in the EDPA District Court, was entitled General Refractories Company v. GrafTech International Ltd., et al. Subsequently in early 2003, the third complaint was dismissed by the EDPA District Court without prejudice, and we and other producers of bulk graphite were served with two additional complaints commencing civil class action antitrust lawsuits. The complaints were filed in the NJ District Court and were entitled General Refractories Company v. GrafTech International Ltd., et al. and Midwest Graphite Co., Inc. v. SGL Carbon, LLC, et al.. The lawsuits commenced by the first, second, fourth and fifth complaints, along with a lawsuit commenced by a sixth complaint filed only against SGL Carbon, LLC, SGL Carbon A.G. and SGI Carbon GmbH, were subsequently consolidated into a single class action lawsuit filed in April 2003 in the NJ District Court entitled In re: Bulk [Extruded] Graphite Products Antitrust Litigation (the “bulk graphite lawsuit”). In the bulk graphite lawsuit, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of bulk graphite and seek, among other things, an award of treble damages resulting from such alleged violations. In the 2003 first half, we reached an agreement to settle the bulk graphite lawsuit. In March 2004, the NJ District Court approved the settlement agreement.

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

Antitrust Earnings Charges and Payments

             We have recorded pretax charges of $383 million against results of operations as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The charges of $383 million are calculated on a basis that (i) excludes, among other things, both actual and imputed interest on the DOJ antitrust fine and actual interest, if any, on the EU antitrust fine after the European Court’s decision on our main appeal is issued and becomes final and (ii) includes, among other things, the impact of changes in currency exchange rates on the euro-denominated EU antitrust fine and interest accrued or to accrue on the EU antitrust fine prior to the time the European Court’s decision on our main appeal is issued and becomes final.

        Despite the fact that a provisional payment of a fine is only provisional under European law, generally accepted accounting principles require a charge to be recorded to cover the full amount of a provisional payment, to the extent that payment was not already covered by a reserve. In connection with the provisional payment that we made in February 2004 as described above, we recorded a $32 million charge in the 2003 fourth quarter and $1 million charge in the 2004 first quarter, which increased our estimate of the aggregate expenses for these liabilities from $350 million to $383 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, as of March 31, 2004, $383 million represents our estimate of these liabilities and expenses.

        Through March 31, 2004, we have paid an aggregate of $347 million of fines and net settlements and expenses (of which $327 million has been applied against the reserve and $20 million of imputed interest (as described below) has not been applied against the reserve). In the aggregate, the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charges of $383 million. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

        At March 31, 2004, $56 million remained in our reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The remaining amount of the reserve is unfunded and is available primarily for the DOJ antitrust fine and other matters. The reserve does not cover interest on the DOJ antitrust fine. Such interest will be recorded in interest expense on the Consolidated Statements of Operations. Interest accruing on the EU antitrust fine, if any, after the date of the European Court’s decision on our main appeal will be recorded in interest expense.

        Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $383 million and the timing of the payment thereof could be sooner than anticipated.

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

Lawsuit Initiated by Us Against Our Former Parents

            In February 2000, at the direction of a special committee of independent directors of GTI’s Board of Directors, we commenced a lawsuit in the U.S. District Court for the Southern District of New York (the “SDNY District Court”) against our former parents, Mitsubishi Corporation and Union Carbide Corporation. The other defendants named in the lawsuit include two of the respective representatives of Mitsubishi and Union Carbide who served on GTI’s Board of Directors at the time of our 1995 leveraged equity recapitalization, Hiroshi Kawamura and Robert D. Kennedy. Mr. Kennedy, who was a director of GTI at the time the lawsuit was commenced, resigned as such on March 14, 2000.

        In the lawsuit, we allege, among other things, that, in January 1995, Mitsubishi and Union Carbide had knowledge of facts indicating that GTI had engaged in illegal graphite electrode price fixing activities and that any determination of GTI’s statutory capital surplus would be overstated as a result of those activities. We also allege that certain of their representatives knew or should have known about those activities. In January 2000, Mitsubishi was indicted by the DOJ on a one count charge of aiding and abetting violations of U.S. federal antitrust law in connection with the sale of graphite electrodes. Mitsubishi entered a plea of not guilty. In February 2001, a jury found Mitsubishi guilty of the charge. Mitsubishi entered into a sentencing agreement with the DOJ, which was approved by the EDPA District Court, pursuant to which Mitsubishi agreed to pay a fine of $134 million and not appeal its conviction. Mitsubishi has also been named as a defendant in several civil antitrust lawsuits commenced by electric arc furnace steel producers with respect to its alleged participation in those activities. In addition, we allege that, in January 1995, GTI did not have the statutory capital surplus required to lawfully authorize the payments that GTI made to its former parents. We also allege that Mitsubishi and Union Carbide were unjustly enriched by receipts from their investments in GTI and that they knowingly induced or actively and substantially assisted former senior management of GTI to engage in illegal graphite electrode price fixing activities in breach of their fiduciary duties to GTI.

        Based on the allegations summarized above, we are seeking to recover from Mitsubishi and Union Carbide more than $1.5 billion in damages, including interest. Some of our claims provide for joint and several liability; however, damages from our various claims would not generally be additive to each other.

        In November 2002, the SDNY District Court granted defendants’ motion to disqualify certain of our counsel. In January 2004, the SDNY District Court granted the defendants’ motion to dismiss this lawsuit. We have appealed the grant of both motions to the U.S. Second Circuit Court of Appeals.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through appeal and ultimately to trial. Through March 31, 2004, we had incurred about $6 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

Product Warranties

        We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated, and accrue for estimated incurred but unidentified claims based on historical activity. The accruals were not significant for either the 2003 first quarter or the 2004 first quarter.

(10)	Financial Information About the Parent, the Issuer, the Guarantors and the Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees

            On February 15, 2002, GrafTech Finance (the “Issuer”) issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. The Senior Notes have been guaranteed on a senior basis by GTI (the “Parent”) and GrafTech Global, UCAR Carbon and other subsidiaries that together hold a substantial majority of our U.S. assets. Those other subsidiaries are UCAR International Holdings Inc., UCAR International Trading Inc., UCAR Carbon Technology LLC, UCAR Holdings V Inc. and UCAR Holdings III Inc. The guarantors (other than the Parent) are collectively called the “U.S. Guarantors.” The guarantees of the Parent and the U.S. Guarantors are unsecured, except that the guarantee of UCAR Carbon has been secured by a junior pledge of all of the AET Pledged Stock, subject to the limitation that in no event will the value of the pledged portion of the AET Pledged Stock exceed 19.99% of the principal amount of the then outstanding Senior Notes. All of the guarantees are full, unconditional and joint and several, and the Issuer and each of the U.S. Guarantors are 100% owned by the Parent. Our other subsidiaries, which are not guarantors, are called the “Non-Guarantors.” The following table sets forth condensed consolidating balance sheets at December 31, 2003 and March 31, 2004 and condensed consolidating statements of operations and cash flows for the 2003 first quarter and 2004 first quarter of the Parent, the Issuer, the U.S. Guarantors and the Non-Guarantors. Provisions in the Senior Facilities restrict the payment of dividends by our subsidiaries to the Parent. At March 31, 2004, retained earnings of our subsidiaries subject to such restrictions were approximately $457 million. Investments in subsidiaries are recorded on the equity basis. See Note (14) “Discontinued Operations,” for a discussion regarding discontinued operations.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
at December 31, 2003

	At December 31, 2003
	Parent	Issuer	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS	(Dollars in millions)
Current Assets:
Cash and cash equivalents	$-	$13	$-	$21	-	$34
Accounts and notes receivable, net	2	893	392	114	(1,275)	126
Inventories:
Raw materials and supplies	-	-	2	45	-	47
Work in process	-	-	32	87	4	123
Finished goods	-	-	8	29	(3)	34

	-	-	42	161	1	204
Prepaid expenses and other current assets	-	-	10	27	(13)	24

Total current assets	2	906	444	323	(1,287)	388
Net property, plant and equipment	-	-	36	307	(2)	341
Deferred income taxes, goodwill and other assets	48	30	(84)	138	106	238

Total assets	$50	$936	$396	$768	$(1,183)	$967

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$61	$20	$178	$79	$(240)	$98
Short-term debt	188	14	297	526	(1,024)	1
Accrued income and other taxes	(13)	19	-	24	1	31
Other accrued liabilities	-	-	115	51	(2)	164
Liabilities of discontinued operations	-	-	2	-	(2)	-

Total current liabilities	236	53	592	680	(1,267)	294

Long-term debt	(58)	590	-	3	(1)	534
Other long-term obligations	-	18	125	49	1	193
Deferred income taxes	-	1	-	56	(14)	43
Minority stockholders' equity in
consolidated entities	-	-	-	31	-	31
Stockholders' equity (deficit)	(128)	274	(321)	(51)	98	(128)

Total liabilities and stockholders'
equity (deficit)	$50	$936	$396	$768	$(1,183)	$967

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
at March 31, 2004

	At March 31, 2004
	Parent	Issuer	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS	(Dollars in millions)
Current Assets:
Cash and cash equivalents	$-	$51	$1	$14	$-	$66
Accounts and notes receivable, net	1	1,020	395	153	(1,406)	163
Inventories:
Raw materials and supplies	-	-	3	53	(2)	54
Work in process	-	-	33	89	2	124
Finished goods	-	-	9	31	(2)	38

	-	-	45	173	(2)	216
Prepaid expenses and other current assets	-	-	8	21	(9)	20

Total current assets	1	1,071	449	361	(1,417)	465
Net property, plant and equipment	-	-	39	297	(1)	335
Deferred income taxes, goodwill and
other assets	56	32	(78)	142	79	231

Total assets	$57	$1,103	$410	$800	$(1,339)	$1,031

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4	$7	$129	$83	$(136)	$87
Short-term debt	251	1	460	547	(1,257)	2
Accrued income and other taxes	(18)	19	(11)	27	-	17
Other accrued liabilities	-	-	31	43	(6)	68

Total current liabilities	237	27	609	700	(1,399)	174

Long-term debt	(100)	773	-	3	26	702
Other long-term obligations	-	33	110	47	(29)	161
Deferred income taxes	-	-	-	51	(8)	43
Minority stockholders' equity in
consolidated entities	-	-	-	30	1	31
Stockholders' equity (deficit)	(80)	270	(309)	(31)	70	(80)

Total liabilities and stockholders'
equity (deficit)	$57	$1,103	$410	$800	$(1,339)	$1,031

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations
for the Three Months Ended March 31, 2003

	Three Months Ended March 31, 2003
	Parent		Issuer	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$		-	$58	$150	$(38)	$170
Cost of sales		-	-	48	121	(38)	131

Gross profit		-	-	10	29	-	39
Research and development, selling,
administrative and other expenses,
restructuring charges, antitrust
investigations and related lawsuits and
claims, and other (income) expense, net		1	5	35	(2)	-	39
Interest income		-	(16)	-	(1)	17	-
Interest expense		10	13	-	8	(17)	14

Income (loss) from continuing operations before
provision for (benefit from) income taxes
and minority stockholders' share of income		(11)	(2)	(25)	24	-	(14)
Provision for (benefit from) income taxes		(4)	3	(8)	5	-	(4)

Minority stockholders' share of income		-	-	-	-	-	-
Income (loss) from continuing operations		(7)	(5)	(17)	19	-	(10)
Income from discontinued operations,
net of taxes		-	-	1	-	-	1
Equity in earnings of subsidiaries		2	-	(19)	-	17	-

Net income (loss)		$(9)	$(5)	$3	$19	$(17)	$(9)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations
for the Three Months Ended March 31, 2004
(continued)

	For the Three Months Ended March 31, 2004
	Parent		Issuer	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$		-	$62	$174	$(39)	$197
Cost of sales		-	-	51	140	(39)	152

Gross profit		-	-	11	34	-	45
Research and development, selling,
administrative and other expenses,
restructuring charges, antitrust
investigations and related lawsuits and
claims, and other (income) expense, net		7	8	14	9	-	38
Interest income		(2)	(11)	-	-	12	(1)
Interest expense		6	8	-	5	(12)	7

Income (loss) from continuing operations before
provision for (benefit from) income taxes
and minority stockholders' share of income		(11)	(5)	(3)	20	-	1
Provision for (benefit from) income taxes		(4)	(2)	1	6	-	1

Minority stockholders' share of income		-	-	-	-	-	-
Income (loss) from continuing operations		(7)	(3)	(4)	14	-	-
Income from discontinued operations, net of taxes		-	-	-	-	-	-
Equity in earnings of subsidiaries		(7)	-	(14)	-	21	-

Net income (loss)		$-	$(3)	$10	$14	$(21)	$-

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows
for the Three Months Ended March 31, 2003 and 2004

	For the Three Months Ended March 31, 2003
	Parent	Issuer	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating
activities from continuing operations	$24	$(4)	$(31)	$(16)	$2	$(25)
Net cash provided by operating activities
from discontinued operations	-	-	-	-	1	1
Net cash provided by (used in) operating
activities	24	(4)	(31)	(16)	3	(24)

Net cash provided by (used in) investing
activities	-	(43)	23	12	(1)	(9)

Net cash provided by (used in) financing
activities	(24)	34	7	3	11	31

Net increase (decrease) in cash and cash	-	(13)	(1)	(1)	13	(2)
equivalents
Effect of exchange rate changes on cash and
cash equivalents	-	-	-	-	-	-
Cash and cash equivalents at beginning of
period	-	-	4	7	-	11

Cash and cash equivalents at end of period	$-	$(13)	$3	$6	$13	$9

	For the Three Months Ended March 31, 2004
	Parent	Issuer	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating
activities from continuing operations	$(63)	$41	$(105)	$(21)	$(6)	$(154)
Net cash provided by operating activities
from discontinued operations	-	-	-	-	-	-
Net cash provided by (used in) operating
activities	(63)	41	(105)	(21)	(6)	(154)

Net cash provided by (used in) investing
activities	-	(184)	(57)	(7)	239	(9)

Net cash provided by (used in) financing
activities	63	181	163	21	(233)	195

Net increase (decrease) in cash and cash	-	38	1	(7)	-	32
equivalents
Effect of exchange rate changes on cash and
cash equivalents	-	-	-	-	-	-
Cash and cash equivalents at beginning of
period	-	13	-	21	-	34

Cash and cash equivalents at end of period	$-	$51	$1	$14	$-	$66

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Unsecured intercompany term notes in an aggregate principal amount, at March 31, 2004, equal to $522 million (based on currency exchange rates in effect at March 31, 2004), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes.

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

(11)     Financial Information About the Issuer Parent and the Guarantors Relating to the Debentures

            On January 22, 2004, GrafTech International Ltd. (the “Issuer Parent”) issued $225 million aggregate principal amount of Debentures. The Debentures have been guaranteed on a senior basis by GrafTech Finance, GrafTech Global, UCAR Carbon and other subsidiaries that together hold a substantial majority of our U.S. assets. Those other subsidiaries are UCAR International Holdings Inc., UCAR International Trading Inc., UCAR Carbon Technology LLC and UCAR Holdings III Inc. The guarantors are collectively called the “U.S. Guarantors.” The guarantees of the U.S. Guarantors are unsecured. All of the guarantees are full, unconditional and joint and several, and the U.S. Guarantors are 100% owned by the Issuer Parent. Our other subsidiaries, which are not guarantors, are called the “Non-Guarantors.” The following table sets forth condensed consolidating balance sheets at December 31, 2003 and March 31, 2004 and condensed consolidating statements of operations and cash flows for the 2003 first quarter and 2004 first quarter of the Issuer Parent, the U.S. Guarantors and the Non-Guarantors. Provisions in the Senior Facilities restrict the payment of dividends by our subsidiaries to the Issuer Parent. At March 31, 2004, retained earnings of our subsidiaries subject to such restrictions were approximately $457 million. Investments in subsidiaries are recorded on the equity basis. See Note (14) “Discontinued Operations,” for a discussion regarding discontinued operations.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
at December 31, 2003

	At December 31, 2003
	Issuer Parent	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS	(Dollars in millions)
Current Assets:
Cash and cash equivalents	-	$13	$21	-	$34
Accounts and notes receivable, net	2	1,285	114	(1,275)	126
Inventories:
Raw materials and supplies	-	2	45	-	47
Work in process	-	32	87	4	123
Finished goods	-	8	29	(3)	34

	-	42	161	1	204
Prepaid expenses and other current assets	-	10	27	(13)	24
Current assets of discontinued operations	-	-	-	-	-

Total current assets	2	1,350	323	(1,287)	388
Net property, plant and equipment	-	36	307	(2)	341
Deferred income taxes and other assets	48	(54)	138	106	238

Total assets	$50	$1,332	$768	$(1,183)	$967

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$61	$198	$79	$(240)	$98
Short-term debt	188	311	526	(1,024)	1
Accrued income and other taxes	(13)	19	24	1	31
Other accrued liabilities	-	115	51	(2)	164
Current liabilities of discontinued operations	-	2	-	(2)	-

Total current liabilities	236	645	680	(1,267)	294

Long-term debt	(58)	590	3	(1)	534
Other long-term obligations	-	143	49	1	193
Deferred income taxes	-	1	56	(14)	43
Minority stockholders' equity in consolidated	-
entities	-	-	31	-	31
Stockholders' equity (deficit)	(128)	(47)	(51)	98	(128)

Total liabilities and stockholders' equity
(deficit)	$50	$1,332	$768	$(1,183)	$967

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
at March 31, 2004

	At March 31, 2004
	Issuer Parent	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$52	$14	$-	$66
Accounts and notes receivable, net	1	1,415	153	(1,406)	163
Inventories:
Raw materials and supplies	-	3	53	(2)	54
Work in process	-	33	89	2	124
Finished goods	-	9	31	(2)	38

	-	45	173	(2)	216
Prepaid expenses and other current assets	-	8	21	(9)	20

Total current assets	1	1,520	361	(1,417)	465
Net property, plant and equipment	-	39	297	(1)	335
Deferred income taxes and other assets	56	(46)	142	79	231

Total assets	$57	$1,513	$800	$(1,339)	$1,031

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4	$136	$83	$(136)	$87
Short-term debt	251	461	547	(1,257)	2
Accrued income and other taxes	(18)	8	27	-	17
Other accrued liabilities	-	31	43	(6)	68

Total current liabilities	237	636	700	(1,399)	174

Long-term debt	(100)	773	3	26	702
Other long-term obligations	-	143	47	(29)	161
Deferred income taxes	-	-	51	(8)	43
Minority stockholders' equity in consolidated entities	-	-	30	1	31
Stockholders' equity (deficit)	(80)	(39)	(31)	70	(80)

Total liabilities and stockholders' equity (deficit)	$57	$1,513	$800	$(1,339)	$1,031

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations
for the Three Months Ended March 31, 2003 and 2004

	For the Three Months Ended March 31, 2003
	Issuer Parent	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$-	$58	$150	$(38)	$170
Cost of sales	-	48	121	(38)	131

Gross profit	-	10	29	-	39
Research and development, selling, administrative and other expenses, restructuring charges, antitrust investigations and related lawsuits and claims, and other (income) expense, net	1	40	(2)	-	39
Interest income	-	(16)	(1)	17	-
Interest expense	10	13	8	(17)	14

Income (loss) from continuing operations before provision for (benefits from) income taxes and minority stockholders' share of income	(11)	(27)	24	-	(14)
Provision for (benefit from) income taxes	(4)	(5)	5	-	(4)

Minority stockholders' share of income	-	-	-	-	-
Income (loss) of consolidated entities	(7)	(22)	19	-	(10)
Income from discontinued operations, net of taxes	-	1	-	-	1
Equity in earnings of subsidiaries	2	(19)	-	17	-

Net income (loss)	$(9)	$(2)	$19	$(17)	$(9)

	For the Three Months Ended March 31, 2004
	Issuer Parent	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$-	$62	$174	$(39)	$197
Cost of sales	-	51	140	(39)	152

Gross profit	-	11	34	-	45
Research and development, selling, administrative and other expenses, restructuring charges, antitrust investigations and related lawsuits and claims, and other (income) expense, net	7	22	9	-	38
Interest income	(2)	(11)	-	12	(1)
Interest expense	6	8	5	(12)	7

Income (loss) from continuing operations before provision for (benefits from) income taxes and minority stockholders' share of income	(11)	(8)	20	-	1
Provision for (benefit from) income taxes	(4)	(1)	6	-	1

Minority stockholders' share of income	-	-	-	-	-
Income (loss) of consolidate entities	(7)	(7)	14	-	-
Income from discontinued operations, net of taxes	-	-	-	-	-
Equity in earnings of subsidiaries	(7)	(14)	-	21	-

Net income (loss)	$-	$7	$14	$(21)	$-

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows
for the Three Months Ended March 31, 2003 and 2004

	For the Three Months Ended March 31, 2003
	Issuer Parent	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities
from continuing operations	$24	$(35)	$(16)	$2	$(25)
Net cash provided by operating activities from
discontinued operations	-	-	-	1	1
Net cash provided by (used in) operating activities	24	(35)	(16)	3	(24)

Net cash provided by (used in) investing activities	-	(20)	12	(1)	(9)

Net cash provided by (used in) financing activities	(24)	41	3	11	31

Net increase (decrease) in cash and cash equivalents	-	(14)	(1)	13	(2)
Effect of exchange rate changes on cash and cash
equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	-	4	7	-	11

Cash and cash equivalents at end of period	$-	$(10)	$6	$13	$9

	For the Three Months Ended March 31, 2004
	Issuer Parent	U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities
from continuing operations	$(63)	$(64)	$(21)	$(6)	$(154)
Net cash provided by operating activities from
discontinued operations	-	-	-	-	-
Net cash provided by (used in) operating activities	(63)	(64)	(21)	(6)	(154)

Net cash provided by (used in) investing activities	-	(241)	(7)	239	(9)

Net cash provided by (used in) financing activities	63	344	21	(233)	195

Net increase (decrease) in cash and cash equivalents	-	39	(7)	-	32
Effect of exchange rate changes on cash and cash
equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	-	13	21	-	34

Cash and cash equivalents at end of period	$-	$52	$14	$-	$66

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)  Other (Income) Expense, Net

        The following table presents an analysis of other (income) expense, net.

	For the Three Months Ended March 31,
	2003	2004
	(Dollars in millions)
Currency (gains) losses	$(8)	$2
Bank fees	1	1
Legal, environmental and other related costs	1	2
Loss on reduction of senior notes	-	6
Mark-to-market on interest rate caps	1	2
Curtailment gain on defined benefit plan	-	(2)
Other	1	2

Total other (income) expense, net	$(4)	$13

        We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At March 31, 2004, the aggregate principal amount of these loans was $444 million (based on currency exchange rates in effect on March 31, 2004). These loans are subject to translation gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, translation gains and losses on these loans are recorded in other (income) expense, net, on the Consolidated Statements of Operations. Those gains or losses are, however, non-cash. In the 2003 first quarter, we had a net total of $8 million in currency gains, substantially all of which was due to currency translation on intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the 2004 first quarter, we had a net total of $2 million in currency losses, $5 million of which was due to currency translation on intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency offset by $3 million of gains pertaining to transactions with third parties.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  Benefit Plans

        The components of our consolidated net pension cost are set forth in the following table:

	Pension Benefits for the Three Months Ended March 31,		Post Retirement Benefits for the Three Months Ended March 31,
	2003	2004	2003	2004
Service cost	1	-	-	-
Interest cost	3	3	1	1
Expected return on plan assets	(3)	(3)	-	-
Amortization of prior service cost	-	-	(4)	(4)
Amortization of unrecognized loss	-	-	1	1
Special termination benefits	3	-	-	-
Settlement gain	(6)	-	-	-

Net pension cost (benefit)	(2)	-	(2)	(2)

(14)  Discontinued Operations

        In June 2003, we sold certain assets and operations of our non-strategic composite tooling business based in Irvine, California to a third party for approximately $16 million, including an approximately $1 million working capital adjustment. We received $15 million in cash prior to June 30, 2003. We recorded an approximately $1 million gain (net of tax) related to the sale. This business was previously included in “Other” for segment presentation. As a result of the sale, the composite tooling business is reflected on the Consolidated Financial Statements as a discontinued operation, and the amounts for prior dates and periods have been reclassified, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

        The following table sets forth the results of the discontinued operation.

	For the Three Months Ended
	2003	2004
	(Dollars in millions)

Net sales	$4	$-
Income before provision for income taxes	$1	$-

        There are no assets and liabilities of the discontinued operation at December 31, 2003 and March 31, 2004.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Introduction to Part I, Item 2, and Part II, Item 1

Preliminary Notes

        Important Terms. We use various terms to identify various matters. These terms help to simplify the presentation of information in this Report and are defined in the Notes to the Consolidated Financial Statements.

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

        Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.

        References to spot prices for graphite electrodes mean prices under individual purchase orders (not part of an annual or other extended purchase arrangement) for near term delivery for use in large steel melting electric arc furnaces (as distinct from, for example, a ladle furnace or a furnace producing non-ferrous metals).

        Neither any statement made in this Report nor any charge taken by us relating to any legal proceeding constitutes an admission as to any wrongdoing.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Unless otherwise specifically noted, market and market share data in this Report are our own estimates or derived from sources described in “Part I – Preliminary Notes – Presentation of Financial, Market and Legal Data” in the Annual Report, which description is incorporated herein by reference. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward Looking Statements and Risks” in this Report and “Forward-Looking Statements” and “Risk Factors” in the Annual Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Actual future events and circumstances (including future results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

o	the possibility that global or regional economic conditions affecting our products may not improve or may worsen due to geopolitical events, governmental actions or other factors;

o	the possibility that additions to capacity for producing steel in electric arc furnaces may not occur, that reductions in graphite electrode manufacturing capacity may not occur or that increases in graphite electrode manufacturing capacity may occur;

o	the possibility that increases in production of steel in electric arc furnaces or reductions in graphite electrode manufacturing capacity may not result in stable or increased demand for or prices or sales volume of graphite electrodes;

o	the possibility that actual graphite electrode prices in the future may be different than current spot prices due to changes in product mix, changes in currency exchange rates, changes in competitive market conditions or other factors;

o	the possibility that economic or technological developments may adversely affect growth in the use of graphite cathodes in lieu of carbon cathodes in the aluminum smelting process;

o	the possibility that additions to aluminum smelting capacity using graphite cathodes may not occur or that increases in production of cathodes by competitors may occur;

o	the possibility that increases in production of aluminum or stable production of cathodes by competitors may not result in stable or increased demand for or prices or sales volume of cathodes;

o	the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management or other products;

o	the possibility of delays in or failure to achieve widespread commercialization of proton exchange membrane (“PEM”) fuel cells which use our products or that manufacturers of PEM fuel cells may obtain those products from other sources;

o	the possibility that end markets for our products (other than those mentioned above) may not improve or may worsen;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility of delays in meeting or failure to meet contractually specified or other product development milestones or delays in expanding or failure to expand our manufacturing capacity to meet growth in demand for existing, new or improved products, if any;

o	the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others;

o	the occurrence of unanticipated events or circumstances relating to antitrust investigations, lawsuits or claims or to the lawsuit initiated by us against our former parents;

o	the possibility that expected cost savings from our 2002 major cost savings plan or our other cost savings efforts will not be fully realized or that such cost savings will not fully mitigate inflation affecting our raw material, energy or other costs of production;

o	the possibility that the anticipated benefits from the corporate realignment of our subsidiaries or the refinement of our organizational structure into three lines of business may be delayed or may not occur;

o	the possibility that our provision for income taxes and effective income tax rate (as distinguished from our tax payments) may fluctuate significantly based on changes in financial performance of subsidiaries in various countries, changes in estimates of future ability to use foreign tax credits, changes in tax laws and other factors;

o	the occurrence of unanticipated events or circumstances relating to health, safety or environmental compliance or remediation obligations or liabilities to third parties, labor relations, or raw material or energy supplies or cost;

o	changes in interest rates, in currency exchange rates (including those impacting our euro-denominated antitrust liabilities or non-dollar denominated intercompany loans), in competitive conditions or in inflation affecting our raw material, energy or other costs;

o	the possibility of failure to satisfy conditions or milestones under, or occurrence of breach of terms of, our strategic alliances with Pechiney, Ballard Power Systems or others;

o	the possibility of changes in appropriation or non-appropriation of government funds for, or our failure to satisfy eligibility conditions to, government grants awarded to us;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility that changes in financial performance may affect our compliance with financial covenants or the amount of funds available for borrowing under the Senior Facilities;

o	the possibility that our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in tax laws and tax and fiscal policies by the U.S. and other governments, developments in the Middle East, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism;

o	the possibility that we may not complete planned asset sales for amounts or at times anticipated or at all or that we may not achieve the earnings estimates that we provide as guidance from time to time; and

o	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The Company

        We are one of the world’s largest manufacturers and providers of high quality synthetic and natural graphite and carbon products and related technical and research and development services. We manufacture graphite electrodes and cathodes, products essential to the production of electric arc furnace steel and aluminum. We also manufacture thermal management, fuel cell and other specialty graphite and carbon products for, and provide services to, the electronics, power generation, semiconductor, transportation, petrochemical and other metals markets. We have 13 state-of-the-art manufacturing facilities strategically located on four continents, in more diverse locations than the facilities of any of our competitors. We have customers in about 60 countries, including industry leaders such as Arcelor, Nucor and Bao Steel in steel, Alcoa and Pechiney in aluminum, IBM, Intel and Sony in electronics, MEMC Electronic Materials in semiconductors and Ballard Power Systems in fuel cells.

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

        We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide a differentiating advantage. These capabilities have enabled us to accelerate development and commercialization of our technologies to exploit markets with high growth potential for us, including patented advanced pin technology for graphite electrodes, patented processing technology for high performance graphite cathodes, new products enabling PEM fuel cell commercialization, and new electronic thermal management technologies.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        We have developed, over the past two years, natural graphite electronic thermal management products and secured product approvals and purchase commitments from a wide range of industry leaders, such as IBM, Intel and Sony, based on superior thermal performance, weight, adaptability and cost characteristics as compared to alternative products. Thermal management products are designed to dissipate heat generated by electronic devices. We expect demand for our products to grow as industry trends continue toward smaller, more powerful electronic devices that generate more heat and require more advanced thermal management solutions.

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

        Our businesses are organized around three lines of business:

o	A synthetic graphite line of business, which primarily serves the steel, aluminum, transportation and semiconductor industries and includes graphite electrodes, cathodes and advanced synthetic graphite products as well as related services. We have a strategic alliance in the cathode business with Pechiney, the world’s recognized leader in aluminum smelting technology, which is a 30% owner of our cathode subsidiary, Carbone Savoie. In late 2003, Pechiney was acquired by Alcan, one of the world’s largest aluminum producers.

o	A natural graphite line of business, which primarily serves the automotive, petrochemical, electronics and power generation industries and includes advanced flexible graphite and flexible graphite as well as related services. We have a strategic alliance in the natural graphite business with Ballard Power Systems, the world’s recognized leader in PEM fuel cells. Ballard Power Systems became a strategic investor in AET in June 2001, investing at that time $5 million in shares of Ballard Power Systems common stock for a 2.5% equity ownership interest in AET.

o	An advanced carbon materials line of business, which primarily serves the silicon metal and ferro-alloy industries and includes carbon electrodes and refractories.

        Our synthetic graphite line of business constitutes its own reportable segment, and our natural graphite and advanced carbon materials lines of business together constitute our other reportable segment. See Note (4) to the Consolidated Financial Statements for certain information regarding our reportable segments.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

        During this period, we have successfully rationalized and repositioned our unique global manufacturing network, redesigned and implemented changes to our manufacturing, marketing and sales processes, accelerated technology development and new product commercialization, achieved cost savings, restructured debt and other obligations, and managed antitrust liabilities.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Financial
Condition and Results of Operations

General

        Reference is made to the information under “Preliminary Notes – The Company” and in our other SEC filings for background information on our businesses, industry and related matters.

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

        Under the 2002 plan, we are targeting cumulative recurring annual pretax cost savings of $60 million in 2004 and $80 million in 2005. Savings achieved under the 2002 plan are additive to those which we achieved by the end of 2001 under our 1998 global restructuring and rationalization plan. All cost savings described below under this section entitled “Repositioning Our Global Manufacturing Network and Other Initiatives” are included in the aggregate amounts set forth above. Through 2003, we achieved recurring pretax cost savings of $19 million, for total cumulative savings of $33 million since January 1, 2002. During the 2004 first quarter, we achieved additional savings, primarily from the reduction of our U.S. salaried workforce, benefit plan redesigns and interest rate management activities. These savings were, however, more than offset by higher than expected production costs associated with certain energy-based raw materials and unplanned downtime, primarily associated with our Brazilian graphite electrode manufacturing facility and, to a lesser extent, costs associated with the continued implementation of global work process changes.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

         We recorded an aggregate of $34 million of restructuring charges and $48 million of impairment losses on long-lived and other assets, and may record an additional $6 million of restructuring charges (primarily for severance associated with further global business and work process changes, but excluding additional restructuring charges that may be recorded relating to the closure of the majority of the graphite electrode manufacturing operations in Italy), in connection with the 2002 plan. These charges include payments through March 31, 2004 of $21 million of cash costs and expected payments of an additional $14 million of cash costs. All charges described below under this section entitled “Repositioning our Global Manufacturing Network and Other Initiatives” are included in the aggregate amounts set forth above.

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

         Building on the success at our facility in Mexico, we currently have a de-bottlenecking project underway that will increase our annual graphite electrode production capacity to 230,000 metric tons by the end of 2004. This project requires capital investments of about $10 million. With the completion of this project, our facility in Spain will be the largest graphite electrode manufacturing facility in Europe with 55,000 metric tons of capacity, second in the world only to our facility in Mexico.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

        The impact of these changes is being amortized over the average remaining period to full eligibility of the related post-retirement benefits and resulted in a $8 million net benefit in 2003 that is reflected on the Consolidated Statements of Operations. We expect such benefits to amount to about $10 million in 2004.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the improvement in performance through realignment and enterprise-wide standardization of supply chain processes and systems; and

o	the improvement of interfaces and information technology infrastructures with trading partners.

These activities are targeted for completion by the end of 2005. Through March 31, 2004, our investment in these initiatives included about $14 million of consulting fees and internal costs and $17 million of capital expenditures, primarily for costs related to implementation of global information technology systems for advanced planning and scheduling software and for global treasury management systems.

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

        Through December 31, 2003, we substantially completed U.S. voluntary and selective severance programs announced in December 2002. Through March 31, 2004, these programs had resulted in a reduction of 109 U.S. employees (or 29% of the U.S. salaried workforce). We recorded an $8 million restructuring charge in the 2003 first quarter in connection with these programs.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        From 1998, we reduced our global workforce by about 1,700 employees, or over 30%. Current severance programs are expected to reduce our global workforce by about 75 employees (or about 2%) over the next 12 to 18 months.

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

        2002-2003.  Over the past three years through the 2003 first half, we faced extremely challenging business and industry conditions. Adverse global and regional economic conditions negatively impacted many of the end markets for our products. Many of the customers in these markets reduced production levels (which reduced demand and adversely impacted prices for products sold by us and our competitors), became less creditworthy, filed for bankruptcy protection or were acquired as part of the consolidation trends within their industries. In the 2003 second half, global and certain regional economies began to strengthen. In addition, for most of this period, industry-wide capacity for most of our products exceeded demand. We have been experiencing intense competition, particularly in the graphite electrode industry.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Global and certain regional economic conditions began to strengthen in the 2003 second half. Steel production increased globally and was particularly strong in China. We estimate that worldwide steel production was about 964 million metric tons in 2003. We estimate that electric arc furnace steel production increased to about 305 million metric tons in 2003. We operated our graphite electrode manufacturing capacity at very high levels, and estimate that (excluding China, for which reliable information is not available) industry-wide graphite electrode manufacturing capacity utilization rate was approximately 94% in 2003. Graphite electrode price increases announced since September 2002 have been successfully implemented.

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

        2004 First Three Months. Global and regional economic conditions strengthened slightly in the 2004 first quarter while steel production remained relatively stable. We estimate that worldwide steel production was about 246 million metric tons in the 2004 first quarter. We estimate that worldwide steel production in the 2004 first quarter was about 1% lower than in the 2003 fourth quarter and about 6.5% higher than the 2003 first quarter. We estimate that electric arc furnace steel production continued to represent about 32% of worldwide steel production. We operated our graphite electrode manufacturing capacity at very high levels, and estimate that (excluding China, for which reliable information is not available) industry-wide graphite electrode manufacturing capacity utilization rate in the 2004 first quarter was about the same as the 2003 average. Additional graphite electrode price increases for new orders were announced during the 2004 first and second quarters.

        Demand for cathodes remained relatively stable during the 2004 first quarter as compared to the 2003 fourth quarter. Demand for refractories continued to remain strong in the 2004 first quarter. Economic conditions strengthened in the 2004 first quarter for most of our other products.

        Outlook.  We believe that we are well positioned to increase earnings and cash flow from operations (excluding payments in connection with restructurings, investigations, lawsuits and claims and the impact of the reduction of factoring of accounts receivable as described under “Liquidity and Capital Resources”) under current and improving global and regional economic conditions. We expect net sales of all our products to increase by about 10% in 2004 from 2003.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Synthetic Graphite. The graphite electrode supply/demand balance remains tight primarily due to increased electric arc furnace steel production and, to a lesser extent, graphite electrode industry-wide rationalization, including bankruptcies of competitors. In February 2004, we announced graphite electrode price increases of $150 per metric ton in North and South America (bringing the spot price to $2,750 per metric ton) and $150/€115 per metric ton in Europe, Russia and the other countries in the Community of Independent States, the Middle East, Africa and Asia. On May 10, 2004, we announced graphite electrode price increases on a global basis, effective immediately for new orders, of $150 per metric ton in North and South America, bringing the price to $2,900 per metric ton, and $150/€125 per metric ton in Europe, the Commonwealth of Independent States, the Middle East, Africa and Asia. These price increases are driven by continued upward pressure on energy and petroleum-based raw material costs, strength in steel production and the tight supply/demand balance in the graphite electrode industry. As the majority of our graphite electrode order book has been placed, these recent price increases are expected to impact less than 5% of our 2004 business.

        For 2004, we continue to fill our graphite electrode order book and expect average sales revenue per metric ton of graphite electrodes to be between approximately $2,500 and $2,525 for 2004. This represents an increase of approximately $155 to $180 over the average for 2003, approximately one-third of which is estimated to be associated with expected benefits from net changes in currency exchange rates. We expect graphite electrode sales volume for 2004 to be approximately 210,000 metric tons.

        We expect demand for our cathodes in 2004 to be similar to 2003. Our strategic alliance with Pechiney, which is a 30% owner of our cathode business and purchases cathodes from us under a requirements contract, continues to position us as the leading supplier of cathodes to the aluminum industry.

        Operation of our synthetic graphite facilities at capacity is expected to positively impact synthetic graphite cost of sales in 2004 as compared to 2003, offset by higher energy, freight and other raw material costs and the negative impact of net changes in currency exchange rates on costs. In addition, we expect to benefit from initiatives that allow us to achieve significant increases in productivity and output from our existing assets, including economies of scale and other cost savings that we believe will increase as we grow our sales.

        Other.  We expect growing net sales of our electronic thermal management products and services, due to our continuing successful product development and commercialization initiatives, the development of new, higher performance electronic devices and the strengthening economic condition of the electronics industry. In the electronic thermal management market, we continue to deliver innovative solutions to our customers who are experiencing strong growth in their end markets. Our thermal management products are being utilized in some of the thinnest and lightest laptops being sold today. We are hiring additional personnel in sales, marketing and research and development to support our accelerating growth. Sales of our products are growing, from about $500,000 in 2002 to $2.2 million in 2003 and an estimated $8 million in 2004.

        We expect financial performance of most of our other businesses in 2004 to improve from 2003 levels primarily due to the recovery of economic conditions in the end markets for their products. In particular, demand for carbon electrodes in the U.S. and demand for advanced synthetic graphite products used in the semiconductor, telecommunications and electronics industries has strengthened. In addition, demand for our refractories has strengthened as a result of our increased penetration of various markets, particularly Europe and China, and increased blast furnace construction and refurbishment. We continue to seek to drive productivity and cost improvements in all of these businesses.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Financing and Capital Structure Transactions

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

        On January 22, 2004, we completed an offering of $225 million aggregate principal amount of Debentures at a price of 100% of principal amount. The net proceeds from the offering were approximately $218 million. We used the net proceeds to repay the remaining $21 million of term loans outstanding under the Senior Facilities, to make a provisional payment of $71 million to the EU Competition Authority against the EU antitrust fine and to reduce factoring of accounts receivable by $41 million. We intend to use the balance for general corporate purposes, including strategic acquisitions that are complementary to our businesses. Pending use for a specific corporate purpose, we intend to invest the unused balance of the net proceeds in short-term, investment quality, interest-bearing securities or deposits.

        During 2003, we exchanged $55 million aggregate principal amount of Senior Notes, plus accrued interest of $2 million, for approximately 9.9 million shares of our common stock, and we purchased $2 million aggregate principal amount of Senior Notes, plus accrued interest, for $3 million in cash. The exchanges and purchase did not result in a material net gain or loss.

        In the 2004 first quarter, we exchanged $35 million aggregate principal amount of Senior Notes, plus accrued interest of $1 million, for 3,161,131 shares of common stock. These exchanges resulted in a net loss of $5 million in the 2004 first quarter which has been recorded in other (income) expense, net.

        In the 2004 first quarter, we purchased $8 million aggregate principal amount of Senior Notes, plus accrued interest, for $9 million in cash. These purchases resulted in a loss of $1 million.

Litigation Against Our Former Parent Companies Initiated By Us

        In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation, to recover certain payments made to them in connection with our leveraged equity recapitalization in January 1995 as well as certain unjust receipts

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

by them from their investments in us and damages for aiding and abetting breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion, including interest. In January 2004, the SDNY District Court granted the defendants’ motion to dismiss this lawsuit. We have appealed the grant of the motion to dismiss as well as the grant in November 2002 of a motion to disqualify certain of our counsel to the U.S. Second Circuit Court of Appeals. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through appeal and ultimately trial. Through March 31, 2004, we had incurred about $6 million of these legal expenses. This lawsuit is in its earliest stages, and the ultimate outcome of this lawsuit is subject to many uncertainties.

Antitrust Litigation Against Us

        In April 1998, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. The payment schedule has been revised periodically at our request. The payment schedule for the $52.5 million balance consists of quarterly payments ranging from $3.25 million to $5.375 million, payable from April 2004 through January 2007. Beginning in 2004, the DOJ may ask the EDPA District Court to accelerate the payment schedule based on a change in our ability to make such payments. Interest will begin to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest then in effect. At March 31, 2004, the statutory rate of interest was 1.17% per annum. Accrued interest will be payable together with each quarterly payment. Of the $110 million original aggregate amount, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes.

        In January 2000, the EU Competition Authority alleged that we and other producers violated European antitrust laws in connection with the sale of graphite electrodes. In July 2001, the EU Competition Authority assessed a fine of €50.4 million ($62 million, based on currency exchange rates in effect at March 31, 2004) against us. This decision established the maximum obligation with respect to our last major remaining antitrust liability. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the European Court challenging, among other things, the amount of the EU antitrust fine, including the accrual of interest and the rate thereof.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        In February 2004, we used net proceeds from the issuance and sale of the Debentures to post a provisional payment of $71 million to the EU Competition Authority against the EU antitrust fine. The provisional payment included $9 million for accrued interest for the period from October 2001 to the date of the provisional payment at the rate of 6.04% per annum. The EU Competition Authority has advised us that its position is that the provisional payment should have included accrued interest at the rate of 8.04% per annum. As a result, in April 2004, we paid $3 million to the EU Competition Authority for the remaining accrued interest. We have, however, advised the EU Competition Authority that we disagree with its position and have filed an interim appeal challenging the 8.04% per annum interest rate.

        A provisional payment constitutes the furnishing of cash collateral intended to secure payment to the EU Competition Authority of a fine and any interest thereon that is ultimately determined to be due and is not an admission of or acquiescence to any liability.

        On April 29, 2004, the EU antitrust fine was reduced on appeal to €42 million, plus accrued interest of €7.7 million (at a rate of 8.04% per annum) (an aggregate of about $59 million at currency exchange rates in effect at the time the decision on the appeal was issued).

        Except as described above, the antitrust investigations against us in the U.S., Canada, the European Union, Japan and Korea with respect to graphite electrodes and in the European Union with respect to graphite electrodes and isostatic and extruded specialty graphite have been resolved. Under plea agreements in the U.S. and Canada, we will not be subject to prosecution by the respective antitrust authorities with respect to any other violations of their respective antitrust laws occurring prior to the date of the applicable plea agreement in connection with the sale of graphite and carbon products. All payments due have been timely paid. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by antitrust authorities in other jurisdictions.

        We have settled, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlement in connection with the sale of graphite electrodes and carbon electrodes. All settlement payments due have been timely paid. None of the settlements or plea agreements contain restrictions on future prices of our graphite electrodes. There remain, however, certain pending claims as well as pending lawsuits in the U.S. relating to the sale of graphite electrodes sold to foreign customers. It is also possible that additional antitrust lawsuits and claims could be asserted against us in the U.S. or other jurisdictions.

        Since 1997, we have recorded pretax charges of $383 million against results of operations as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The charges of $383 million are calculated on a basis that (i) excludes, among other things, both actual and imputed interest on the DOJ antitrust fine and actual interest, if any, on the EU antitrust fine after the European Court’s decision on our main appeal is issued and becomes final and (ii) includes, among other things, the impact of changes in currency exchange rates on the euro-denominated EU antitrust fine and interest accrued or to accrue on the EU antitrust fine prior to the time the European Court’s decision on our main appeal is issued and becomes final.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Despite the fact that a provisional payment of a fine is only provisional under European law, generally accepted accounting principles require a charge to be recorded to cover the full amount of the provisional payment, to the extent that payment was not already covered by a reserve. In connection with our provisional payment, we recorded a $32 million charge in the 2003 fourth quarter and a $1 million charge in the 2004 first quarter, which increased our estimate of the aggregate expenses for these liabilities from $350 million to $383 million. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, as of March 31, 2004, $383 million represents our estimate of these liabilities and expenses. The guilty pleas and the decisions by the antitrust authorities make it more difficult to defend against other investigations, lawsuits and claims.

        Through March 31, 2004, we paid an aggregate of $347 million of fines and net settlements and expenses (of which $327 million has been applied against the reserve and $20 million of imputed interest (which is described below) has not been applied against the reserve). In the aggregate, the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charges of $383 million. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

        At March 31, 2004, $56 million remained in the reserve. The remaining amount of the reserve is unfunded. Such remaining amount is available primarily for the DOJ antitrust fine and other matters. The reserve does not cover interest on the DOJ antitrust fine. Such interest will be recorded in interest expense on the Consolidated Statements of Operations. Interest accruing on the EU antitrust fine, if any, after the date of the European Court’s decision on our main appeal will be recorded in interest expense.

        Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as continuing investigations, pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $383 million and the timing of payment thereof could be sooner than anticipated.

Results of Operations

        Financial information discussed below omits our non-strategic composite tooling business that was sold in June 2003 and has been accounted for as discontinued operations. The results of our discontinued operations were not material to our consolidated results of operations.

        Three Months Ended March 31, 2004 as Compared to Three Months Ended March 31, 2003. Net sales of $197 million in the 2004 first quarter represented a $27 million, or 16%, increase from net sales of $170 million in the 2003 first quarter, primarily due to higher net sales in our synthetic graphite line of business. Cost of sales of $152 million in the 2004 first quarter represented a $21 million, or 16%, increase from cost of sales of $131 million in the 2003 first quarter, primarily due to the higher sales volumes. Gross profit of $45 million in the 2004 first quarter represented a $6 million, or 15%, increase from gross profit of $39 million in the 2003 first quarter. Gross margin was 22.8% in the 2004 first quarter as compared to a gross margin of 23.0% in the 2003 first quarter.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Synthetic Graphite Segment. Net sales of $174 million in the 2004 first quarter represented a $25 million, or 16%, increase from net sales of $149 million in the 2003 first quarter, primarily due to higher average graphite electrode sales revenue per metric ton and higher sales volumes of graphite electrodes. Volume of graphite electrodes sold was 50,600 metric tons in the 2004 first quarter as compared to 47,000 metric tons in the 2003 first quarter. The higher volume of graphite electrodes sold represented an increase of $8 million in net sales. The increase was a result of higher demand from a strengthening global steel industry, particularly in Asia. Average sales revenue per metric ton of graphite electrodes in the 2004 first quarter was $2,485 as compared to the average in the 2003 first quarter of $2,272. The higher average sales revenue per metric ton represented an increase of $11 million in net sales, approximately half of which was attributable to changes in currency exchange rates. Net sales of cathodes increased 11%, or $3 million, in the 2004 first quarter as compared to the 2003 first quarter primarily due to increased volumes.

        Cost of sales of $133 million in the 2004 first quarter represented a $18 million, or 15%, increase from cost of sales of $115 million in the 2003 first quarter, primarily due to the higher sales volumes of graphite electrodes. Gross profit in the 2004 first quarter was $41 million, 20% or $7 million higher than in the 2003 first quarter. The increase in gross profit was primarily due to higher graphite electrode net sales and improved productivity throughout the production network. These improvements were partially offset by higher graphite electrode costs due to continued upward pressure on raw material and energy costs, an equipment outage at our manufacturing facility in Brazil and the negative impact of net changes in currency exchange rates on costs. Gross margin was 23.5% of net sales in the 2004 first quarter as compared to the 22.7% of net sales in the 2003 first quarter.

        Other Segment. Net sales of $23 million in the 2004 first quarter represented a $2 million, or 12%, increase from net sales of $21 million in the 2003 first quarter, primarily due to increased net sales in our natural graphite materials line of business and increased net sales of refractories in our advanced carbon materials line of business. Cost of sales of $19 million in the 2004 first quarter represented a $3 million, or 23%, increase from cost of sales of $16 million in the 2003 first quarter. The increase in cost of sales was primarily related to higher sales volumes in our advanced carbon materials line of business. Gross profit in the 2004 first quarter was $4 million (a gross margin of 17.6% of net sales) as compared to gross profit in the 2003 first quarter of $5 million (a gross margin of 25.0% of net sales). The 2003 first quarter benefited from one time, higher priced emergency refractory orders. In addition, the 2004 first quarter was negatively impacted by higher distribution costs in the advanced carbon materials business driven by the timing of customer orders. Electronic thermal management sales were $2 million in the 2004 first quarter as compared to less than a half a million dollars in the 2003 first quarter.

        Items Affecting Us as a Whole. Selling, administrative and other expenses were $21 million in the 2004 first quarter, the same as in the 2003 first quarter. Research and development was $2 million in the 2004 first quarter and $3 million in the 2003 first quarter. Cost savings programs, including the redesign of employee benefit plans and the streamlining of GTI’s organizational structure, resulted in savings which were partially offset by costs associated primarily with the continued implementation of global work process changes.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Other (income) expense, net, was expense of $13 million in the 2004 first quarter and income of $4 million in the 2003 first quarter. In the 2004 first quarter, we recorded a $6 million ($5 million of which was non-cash) loss on the reduction of Senior Notes outstanding, a $2 million non-cash charge for the mark-to-market on interest rate caps, a $2 million net loss from currency transactions and translations, a $2 million charge for legal, environmental and other related costs and $3 million of bank fees and other expenses. These expenses were partially offset by a curtailment gain from the termination of a defined benefit pension plan of $2 million.

        In the 2003 first quarter, we had an $8 million gain primarily due to currency exchange benefits associated with euro-denominated intercompany loans, which were partially offset by other expenses, including a $1 million charge for the mark-to-market adjustment on interest rate caps, $1 million for legal, environmental and other related costs and $2 million of bank and other expenses.

        In the 2004 first quarter, we recorded a $1 million charge primarily associated with changes in estimates for the U.S. voluntary and selective severance program. In the 2003 first quarter, we recorded $19 million of restructuring charges, consisting of $8 million for organizational changes and $11 million for the closure and settlement of our U.S. non-qualified defined plan for the participating salaried workforce. The $8 million charge for organizational changes related to U.S. voluntary and selective severance programs and related benefits associated with a total workforce reduction of 109 employees. The closure of our non-qualified U.S. defined benefit plan resulted in recognition of net settlement costs of $11 million.

        In the 2004 first quarter, we recorded a $1 million charge for additional potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

        Interest expense was $7 million in the 2004 first quarter as compared to $14 million in the 2003 first quarter. Interest rate swaps reduced our interest expense by approximately $8 million during the 2004 first quarter, including $4 million of benefit for current interest rate swaps, $1 million of amortization of fair value adjustments for previously sold interest rate swaps and a $3 million reduction of interest expense from acceleration of amortization of fair value adjustments for previously sold interest rate swaps as a result of our exchanges of Senior Notes for common stock. Average total debt outstanding was $668 million in the 2004 first quarter as compared to $756 million in the 2003 first quarter. The average annual interest rate was 5.8% in the 2004 first quarter as compared to 7.1% in the 2003 first quarter. These average annual rates include the benefits of our interest rate swaps, but exclude imputed interest on the DOJ fine and the acceleration of the amortization of gains realized from the sale of interest rate swaps due to the early extinguishment of debt from our exchanges of Senior Notes for common stock.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Interest income amounted to $1 million in the 2004 first quarter as compared to nil in the 2003 first quarter primarily due to interest earned on cash proceeds from the issuance and sale of the Debentures offering and interest earned on the provisional payment made to the EU Competition Authority in February 2004.

        Provision for income taxes was a charge of $1 million in the 2004 first quarter as compared to a benefit of $4 million in the 2003 first quarter. The effective income tax rate was approximately 65% in the 2004 first quarter as compared to approximately 32% in the 2003 first quarter. The higher effective income tax rate in the 2004 first quarter was primarily due to nondeductible expenses associated with the restructuring charge. Excluding such expenses, the effective income tax rate would have been approximately 35%.

        We estimate that we will have an effective income tax rate of 35% for 2004.

        As a result of the matters described above, net income was breakeven in the 2004 first quarter as compared to a net loss of $9 million in the 2003 first quarter.

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

        During the past three years, we experienced higher freight, energy and other raw material costs primarily due to substantial increases in regional and worldwide market prices of natural gas and other petroleum-based raw materials. We have been able to generally mitigate the effects of those increases on our cost of sales by a combination of improved operating efficiency and on-going cost savings. In addition, during 2003, we mitigated seasonal increases in our natural gas costs by entering into short duration fixed rate purchase contracts with certain of our North American suppliers. These contracts expired in the 2004 first quarter. In addition, we have entered into natural gas derivative contracts, effectively fixing 100% of our direct and indirect natural gas cost exposure in North America (45% of direct worldwide exposure) through April 2004. Except as described above, we did not experience significant inflation with respect to our costs. We cannot assure you that future increases in our costs will not occur or exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        We have subsidiaries in Russia, Mexico, Brazil and other countries which have had in the past, and may have in the future, highly inflationary economies, defined as cumulative inflation of about 100% or more over a period of three calendar years. In general, the financial statements of foreign operations in highly inflationary economies are remeasured as if the functional currency of their economic environments were the dollar and translation gains and losses relating to these foreign operations are included in other (income) expense, net, on the Consolidated Statements of Operations rather than as part of stockholders’ equity on the Consolidated Balance Sheets. Currently, only our Russian subsidiary operates in a highly inflationary economy. We account for our Russian subsidiary using the dollar as its functional currency because Russia is considered to have a highly inflationary economy.

        We account for our Mexican subsidiary using the dollar as its functional currency, irrespective of Mexico’s inflationary status, because its sales and purchases are predominantly dollar-denominated.

        We also record foreign currency transaction gains and losses as part of other (income) expense, net.

        Significant changes in currency exchange rates impacting us are described under “–Effects of Changes in Currency Exchange Rates” and “– Results of Operations–Three Months Ended March 31, 2004 as Compared to Three Months Ended March 31, 2003 – Items Affecting Us as a Whole.”

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

        During the 2004 first quarter, the average exchange rate of the euro, the South African rand and the Brazilian real increased about 17%, 25% and 22%, respectively, when compared to the average exchange rate for the 2003 first quarter. During the 2004 first quarter, the average exchange rate for the Mexican peso declined about 3% when compared to the average exchange rate for the 2003 first quarter.

        In the case of net sales of graphite electrodes, the impact of these events was an increase of about $6 million in the 2004 first quarter as compared to the 2003 first quarter. In the case of cost of sales of graphite electrodes, the impact of these events was an increase of about $7 million in 2004 first quarter as compared to the 2003 first quarter.

        We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At March 31, 2004, the aggregate principal amount of these loans was $444 million (based on currency exchange rates in effect at March 31, 2004). These loans are subject to translation gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, translation gains and losses on these loans are recorded in other (income) expense, net, on the Consolidated Statements of Operations. Those gains or losses are, however, non-cash. Foreign currency translation gains and losses relating to these loans included in other (income) expense, net, were a loss of $5 million in the 2004 first quarter and a gain of $8 million in the 2003 first quarter. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments as described under “Item 3–Qualitative and Quantitative Disclosures about Market Risk.”

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        We are highly leveraged and have other substantial obligations. At March 31, 2004, we had total debt of $704 million, cash and cash equivalents of $66 million and a stockholders’ deficit of $80 million. In addition, we have historically factored a substantial portion of our accounts receivable and used the proceeds to reduce our debt. If we had not sold such receivables, our accounts receivable and our debt would have been about $45 million and $4 million higher at December 31, 2003 and March 31, 2004, respectively. We have used a portion of the net proceeds from the issuance and sale of the Debentures to replace the cash previously provided by such factoring.

        We use cash and cash equivalents, funds available under the Revolving Facility, subject to continued compliance with the financial covenants and representations under the Senior Facilities, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. At March 31, 2004, the Revolving Facilities provided for maximum borrowings of up to €175 million ($215 million, based on currency exchange rates in effect at March 31, 2004). Our ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities. At March 31, 2004, we were in compliance with the financial covenants under the Senior Facilities and had no outstanding balance under the Revolving Facility with $197 million (after consideration of outstanding letters of credit and at currency exchange rates in effect at March 31, 2004) fully available.

        At March 31, 2004, 64% (or $450 million) of our total debt had effectively been converted to variable rate obligations. At March 31, 2004, we also had interest rate caps for a total notional amount of $500 million through August 2007. These instruments effectively cap our interest rate exposure (represented by the net impact of our swaps on the Senior Notes) to no greater than 434 basis points above the six-month LIBOR rate of 116 basis points at March 31, 2004.

        We continue to implement interest rate management initiatives to seek to minimize interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk” in this Report. We estimate that we will have interest expense of approximately $35 million for 2004.

        2003 Deleveraging Actions. We completed over $300 million in deleveraging actions in 2003. These actions consisted of sales of non-strategic assets that generated net proceeds of $24 million (including the sale of our non-strategic composite tooling business for $16 million (which includes a working capital adjustment of $1 million)), the sale of interest rate swaps for net cash proceeds of $30 million, the exchange of common stock for $55 million aggregate principal amount of Senior Notes (plus accrued interest), and the public offering of shares of our common stock for net proceeds of $190 million. Virtually all of such proceeds were used to reduce debt. See “–Long-Term Contractual, Commercial and Other Obligations and Commitments” for 2004 actions.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments at March 31, 2004.

	Payment Due By Period
	Total	Year Ending March 2005	Two Years Ending March 2007	Two Years Ending March 2009	Years Ending After March 2009
	(Dollars in millions)
Contractual and Other Obligations
Total long-term debt	$702	$-	$1	$-	$701
Capital lease obligations	-	-	-	-	-
Operating leases	7	3	4	-	-
Unconditional purchase obligations	44	8	16	10	10

Total contractual obligations	753	11	21	10	711
Estimated liabilities and expenses in
connection with antitrust
investigations and related lawsuits
and claims(a)	56	16	40	-	-
Postretirement, pension and related
benefits	89	22	15	15	37
Other long-term obligations	24	7	3	3	11

Total contractual and other
obligations	$922	$56	$79	$28	$759

Other Commercial Commitments
Lines of credit	27	27	-	-	-
Letters of credit	18	17	1	-	-
Guarantees	1	1	-	-	-

Total other commercial commitments	$46	$45	$1	$-	$-

_________________

(a)	Consists primarily of the outstanding balance of the DOJ antitrust fine.

         During the 2004 first quarter, our total long-term debt increased to $702 million, primarily because we sold $225 million aggregate principal amount of Debentures for net proceeds of $218 million and used a portion of the proceeds to reduce higher interest rate or cost obligations, consisting of repaying $21 million of term loans under the Senior Facilities, making a $71 million provisional payment to the EU Competition Authority against the EU antitrust fine and replacing cash previously provided by factoring of accounts receivable of $41 million. In addition, we exchanged common stock for $35 million aggregate principal amount of Senior Notes, plus accrued interest, and purchased $8 million of Senior Notes, plus accrued interest.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Effective April 2001, we entered into a ten year service contract with CGI valued at $75 million ($36 million of which is the unconditional purchase obligation at March 31, 2004). Pursuant to this contract, CGI provides a majority of our global information technology service requirements. We are dependent on CGI for these services. A failure by CGI to provide these services to us in a timely manner could have an adverse effect on our operations and results of operations. The first preceding table includes a line entitled “unconditional purchase obligations” that includes the minimum purchases under that contract. In September 2002, we entered into a ten year outsourcing contract with CGI to provide finance and accounting business process services valued at $36 million. That contract does not constitute an unconditional purchase obligation and therefore is not included in the first preceding table.

        The second preceding table includes a line entitled “lines of credit.” These are local lines of credit established by our foreign subsidiaries for working capital purposes and are not part of the Revolving Facility.

        Cash Flow and Plans to Manage Liquidity. As a result of our significant leverage and other substantial obligations, we have placed high priority on efforts to manage cash, generate additional cash flow and reduce debt. Our longer term efforts include our 2002 major cost savings plan, our strategic alliances and our financing activities. Our shorter term efforts include our interest rate management and working capital initiatives.

        During the four years prior to 2002, we had positive annual cash flow from operations, excluding payments in connection with restructurings and antitrust investigations, lawsuits and claims. Typically, the first quarter of each year resulted in neutral or negative cash flow from operations (excluding payments in connection with restructurings, antitrust investigations, lawsuits and claims and the impact of the reduction of factoring of accounts receivable) due to various factors. These factors included customer order patterns, fluctuations in working capital requirements and payment of variable compensation with respect to the immediately preceding year. Typically, the other three quarters resulted in positive cash flow from operations (before such exclusions). The third quarter tended to produce relatively less positive cash flow primarily as a result of scheduled plant shutdowns by our customers for vacations.

        Our cash flow from operations (before such exclusions) in the first and third quarters typically is adversely impacted by the semi-annual interest payments on the Senior Notes and will be further impacted by the semi-annual interest payments on the Debentures beginning in July 2004. The second and fourth quarters correspondingly benefit from the absence of such interest payments.

        As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, and accounts payable and payments thereof to seek to maximize our free cash at any given time and minimize accounts receivable losses. In addition, we have historically factored a portion of our accounts receivable and used the proceeds to reduce our debt. In the 2004 first quarter, we used a portion of the net proceeds from the issuance and sale of the

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Debentures to replace cash provided by factoring of accounts receivable. Certain of our subsidiaries sold receivables totaling $48 million in the 2003 first quarter and $2 million in the 2004 first quarter. If we had not sold such receivables, our accounts receivable and our debt would have been about $45 million higher at December 31, 2003 and $4 million higher at March 31, 2004. When we sell receivables, we incur costs equal to approximately 3.2% to 8.0% of the amount of the receivables sold. In addition, careful management of credit risk over at least the past three years has allowed us to avoid significant accounts receivable losses notwithstanding the poor financial condition of many of our potential and existing customers. In order to seek to minimize our credit risks, we reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unrecovered trade receivables worldwide were only 0.2% of global net sales during this period. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

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

        Our high leverage and other substantial obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and these obligations, thereby reducing funds available to us for other purposes. Our leverage and these obligations make us more vulnerable to economic downturns or in the event that these obligations are greater or timing of payment is sooner than expected.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Our ability to service our debt and other obligations as they come due, including maintaining compliance with the financial covenants and the representations regarding absence of material adverse changes under the Senior Facilities, is dependent on our future performance, which is subject to various factors, including certain factors beyond our control such as changes in supply, demand and other conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates, and inflation in raw material, energy and other costs. The Senior Facilities require us to, among other things, comply with financial covenants relating to specified minimum interest coverage and maximum net senior secured debt leverage ratios that become more restrictive over time. A failure to comply with such covenants, unless waived, would be a default under the Senior Facilities. This would permit the lenders to accelerate the maturity of the Senior Facilities and terminate their commitments to extend credit under the Revolving Facility. An acceleration of maturity of the Senior Facilities would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes and the holders of the Debentures to accelerate the maturity of the Debentures. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, the lenders and holders could proceed against the collateral securing the Senior Facilities and the Senior Notes, respectively, and exercise all other rights available to them, and we could be required to undertake significant actions (which may be inconsistent with our plans or adverse to our stockholders) to raise the funds necessary for repayment. We cannot assure you that we would be able to obtain any such waiver or take any of such actions on favorable terms or at all.

        At March 31, 2004, we were in compliance with the financial covenants under the Senior Facilities. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

        At March 31, 2004, the Revolving Facility provided for maximum borrowings of up to €175 million ($215 million, based on currency exchange rates in effect at March 31, 2004). It is possible that our future ability to borrow under the Revolving Facility could effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities. At March 31, 2004, we had no outstanding balance under the Revolving Facility and $197 million (after consideration of outstanding letters of credit and at currency exchange rates in effect at March 31, 2004) fully available thereunder.

        We believe that the long term fundamentals of our business continue to be sound. Accordingly, although we cannot assure you that such will be the case, we believe that, based on our expected cash flow from operations and our existing capital resources, and taking into account our working capital needs and our efforts to reduce costs, improve efficiencies and product quality, generate growth and cash flow and maximize funds available to meet our debt service and other obligations, we will be able to manage our liquidity to permit us to service our debt and meet our obligations when due.

        Related Party Transactions. We have not, since January 1, 2003, engaged in or been a party to any material transactions with affiliates or related parties other than transactions with our subsidiaries (including Carbone Savoie and AET), compensatory transactions with directors and officers (including employee benefits, stock option and restricted stock grants, and compensation deferral), and transactions with our 25%-owned joint venture with Jilin Carbon Co. Ltd. (“Jilin”) in China.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Off-Balance-Sheet Financings and Commitments. We have not, since January 1, 2003, undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

o	Interest rate caps and swaps and currency exchange rate contracts which are described under “Item 3 – Quantitative and Qualitative Disclosures About Market Risk.”

o	Commitments under non-cancelable operating leases that, at December 31, 2003 totaled less than $3 million individually in each year and $5 million in the aggregate and, at March 31, 2004, totaled $2 million individually in each year and $4 million in the aggregate.

o	Minimum required purchase commitments under our information technology outsourcing services agreement with CGI described under “–Long-Term Contractual, Commercial and Other Obligations and Commitments” that, at December 31, 2003, totaled approximately $5 million in each year and about $38 million in the aggregate and, at March 31, 2004, totaled approximately $5 million in each year and about $36 million in the aggregate.

o	Factoring of accounts receivable as described under “– Cash Flow and Plans to Manage Liquidity.”

        We have not been, since January 1, 2003, affiliated with or related to any special purpose entity other than GrafTech Finance.

        Cash Flows. In general, during 2003 and the 2004 first quarter, we used cash in operating activities (including payments related to restructurings and antitrust investigations, lawsuits and claims) as well as for capital expenditures. Financing for these uses was provided primarily by net proceeds from our public offerings of common stock in 2001 and 2003, our incurrence of long-term and short-term debt, and proceeds from sales of non-strategic assets and interest rate swaps. We expect that we will have net cash used in operating activities in 2004. For 2004, we expect to make payments of about $15 million related to restructurings, about $85 million related to antitrust fines (excluding the benefit from the reduction of the EU antitrust fine) and about $45 million related to replacement of cash that would have been provided by factoring of accounts receivable. Excluding payments related to restructurings, antitrust fines and the impact of the reduction of factoring of accounts receivables, we believe that we will have net positive cash provided by operating activities in 2004.

        Cash Flow Used in Operating Activities. Cash flow used in operating activities was $154 million in 2004 first quarter as compared to $24 million in 2003 first quarter, an increase of $130 million.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Cash used in operating activities was $154 million in the 2004 first quarter. The primary uses consisted of $166 million for working capital and $16 million for other long-term assets and liabilities offset by a source of cash of $28 million from the net loss, after adding back the net effect from non-cash items. Working capital uses related primarily to a $71 million provisional payment against the EU antitrust fine, $13 million of restructuring payments, decreases in payables due to timing of payment patterns (including our semi-annual interest payment on the Senior Notes), and a reduction in factoring of accounts receivable of $41 million. Other long-term assets and liabilities uses were primarily for pension and postretirement benefits. Non-cash items consisted primarily of $12 million related to deferred income taxes, $9 million of depreciation and amortization and $5 million of loss on exchange of common stock for Senior Notes.

        Cash used in operating activities was $24 million in the 2003 first quarter. The primary uses consisted of $19 million for working capital and $4 million from the net loss, after adding back the net effect from non-cash items. Working capital uses related primarily to decreases in payables due to timing of payment patterns and increases in inventories to support anticipated customer demand. Non-cash items consisted primarily of $19 million of restructuring charges and impairment losses offset by other non-cash credits of $16 million related primarily to currency exchange gains on euro-denominated intercompany loans.

        Cash Flow Used in Investing Activities. Cash flow used in investing activities was $9 million in the 2004 and 2003 first quarters. Virtually all of such investing activities consisted of capital expenditures. Capital expenditures in the 2004 first quarter related primarily to the expansion of graphite electrode manufacturing capacity, implementation of J.D. Edwards information systems and essential capital maintenance. Capital expenditures in the 2003 first quarter related primarily to expansion of graphite electrode manufacturing capacity in our facility in Mexico, implementation of J.D. Edwards information systems and essential capital maintenance.

        Cash Flow Provided by Financing Activities. Cash flow provided by financing activities was $195 million during 2004 first quarter as compared to $31 million in 2003 first quarter. During the 2004 first quarter, we received gross proceeds of $225 million (less issuance costs of $8 million) from the sale of the Debentures. We used these proceeds primarily to repay term loans of $21 million outstanding under the Senior Facilities. We also used these proceeds to make a provisional payment of $71 million to the EU Competition Authority against the EU antitrust fine and to replace cash previously provided by factoring of accounts receivable. In January 2004, we also purchased $8 million aggregate principal amount of Senior Notes, plus accrued interest, for $9 million in cash.

        Cash flow provided by financing activities was about $31 million during 2003 first quarter primarily due to $35 million in borrowings under the Revolving Facility and $10 million in proceeds from the sale of interest rate swaps, offset primarily by short term debt payments.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Restrictions on Dividends and Stock Repurchases

        Under the Senior Facilities, we are generally permitted to pay dividends on our common stock and repurchase our common stock in an aggregate annual amount of between $25 million and $50 million, depending on our leverage ratio and excess cash flow. Under the Senior Notes, we are generally permitted to pay dividends on our common stock and repurchase common stock in an aggregate cumulative (from February 15, 2002) amount of $25 million, plus certain consolidated net income, equity proceeds and investment gains. Under the Debentures, dividends on our common stock and repurchases of our common stock may result in adjustments to the conversion rate applicable to the Debentures.

Description of Our Financing Structure

        A description of our financing structure is set forth under “Management’s Discussion and Analysis of Financial Condition–Description of our Financing Structure” in the Annual Report, which description is hereby incorporated herein by reference. Such description contains all of the information required with respect thereto.

        Description of Senior Facilities, Senior Notes and Debentures. A description of the Senior Facilities, the Senior Notes and the Debentures is set forth under “Long-Term Debt and Liquidity” in Note (6) to the Consolidated Financial Statements contained in this Report, and such description is hereby incorporated herein by reference. Other than as set forth below, such description contains all of the information required with respect thereto.

        Our operating subsidiary in Italy engaged in the advanced graphite materials business, our operating subsidiary in Russia and Carbone Savoie, AET and certain immaterial domestic and foreign operating and holding companies are neither guarantors of the secured intercompany revolving note of our Swiss subsidiary that is pledged to secure the Senior Facilities, nor guarantors of the Senior Notes or the unsecured intercompany term notes pledged to secure the Senior Notes, nor guarantors of the Debentures. At December 31, 2003 and March 31, 2004, the aggregate combined book value of their assets was about $186 million, in each case, and their debt and liabilities totaled $78 million (excluding intercompany trade and other miscellaneous liabilities of $20 million) and $77 million (excluding intercompany trade and other miscellaneous liabilities of $23 million), respectively. For 2003, their aggregate combined net loss was about $8 million, and for the 2004 first quarter, their aggregate combined net income was about $1 million. For 2003, and the 2004 first quarter, their aggregate combined net source of cash from operations was about $10 million and $13 million, respectively (excluding the impact of payments and borrowings under a short-term unsecured intercompany cash flow note issued by Carbone Savoie).

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

77

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Interest Rate Management. We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities. We have interest rate swaps that effectively convert fixed rate debt (represented by the Senior Notes) into variable rate debt. At March 31, 2004, we had swaps for a notional amount of $450 million.

        Our interest rate swaps are designated as hedging the exposure to changes in the fair value of the related debt (called a fair value hedge). The related debt for our swaps is the Senior Notes. Our swaps are marked-to-market monthly, and we are required to provide cash collateral to the counterparty to the extent that the negative fair value of our swaps, net of the fair value of our interest rate caps, exceeds $15 million. We may, at any time, close out our positions in these swaps and caps.

        At March 31, 2004, the carrying value of our debt was reduced by $5 million (excluding the offsetting value of our interest rate caps of $2 million) as a result of our fair value hedge. The interest rate swap derivative was valued at $5 million at March 31, 2004 and recorded as part of other long-term obligations on the Consolidated Balance Sheets. When we sell swaps, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we reduce the outstanding principal amount of the Senior Notes (through exchanges or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs. At March 31, 2004, the carrying value of our debt was increased by $28 million as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $23 million increase in the fair value of our debt, and is recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.”

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        In the 2003 first quarter, we entered into an additional $200 million notional amount of swaps (bringing our total notional amount of swaps to $450 million) through the remaining term of the Senior Notes, effectively converting that amount of fixed rate debt to variable rate debt. Subsequently in the 2003 first quarter, we sold the entire $450 million notional amount of swaps for $10 million in cash. Following the sale of the swaps, in the 2003 first quarter, we entered into $350 million notional amount of swaps through the remaining term of the Senior Notes. Subsequently, in the 2003 second quarter, we entered into an additional $50 million notional amount of swaps (bringing our total notional amount of swaps to $400 million). Subsequently in the 2003 second quarter, we sold the total notional amount of $400 million of swaps for $21 million in cash. In the 2003 third quarter, we entered into $500 million notional amount of swaps for the remaining term of the Senior Notes. Subsequently in the 2003 third quarter, we sold $15 million notional amount of swaps and paid $1 million in cash. In the 2004 first quarter, we sold $35 million notional amount of swaps for a nominal amount. As a result, at March 31, 2004, we held $450 million notional amount of swaps for the remaining term of the Senior Notes.

        Interest rate swaps reduced our interest expense by approximately $4 million in the 2003 first quarter.

        Interest rate swaps reduced our interest expense by $8 million in the 2004 first quarter. The reduction was due to the benefit from current interest rate swaps in the amount of $4 million. Also included in this $8 million was $1 million of amortization of fair value adjustments for previously sold interest rate swaps. The credit to interest expense for the 2004 first quarter due to acceleration of the amortization of fair value adjustments for previously sold interest rate swaps amounted to $3 million.

        We enter into agreements with financial institutions that are intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. In the 2003 first quarter, we entered into interest rate caps for a notional amount of $300 million through August 2007. In the 2003 second quarter, we entered into additional interest rate caps for a notional amount of $200 million through August 2007 (bringing our total notional amount of caps to $500 million through August 2007). These instruments effectively cap our interest rate exposure (represented by the net impact of our swaps on the Senior Notes) to no greater than 434 basis points above the six-month LIBOR rate of 116 basis points at March 31, 2004. All of our interest rate caps are marked to market monthly. Gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. Losses on caps amounted to $1 million for the 2003 first quarter and $2 million for the 2004 first quarter.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Currency Rate Management. We enter into foreign currency instruments to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. All of these contracts mature within one year and are marked to market monthly. Gains and losses due to the recording of such contracts at fair value are recognized currently in other (income) expense, net, on the Consolidated Statements of Operations. In 2003, we recorded a loss of $7 million with respect to the instruments held during the course of the year and a loss of $2 million with respect to instruments held during the course of the 2003 first quarter. In the 2004 first quarter, we recorded a realized gain of $2 million with respect to instruments held during the course of the 2004 first quarter. We had no such contracts outstanding at December 31, 2003 or March 31, 2004; however, we may at any time purchase further instruments.

        Commercial Energy Rate Management. We have entered into short duration fixed rate purchase contracts with certain of our North American natural gas suppliers in order to mitigate seasonal increases in our natural gas costs. These contracts expired at the end of the 2004 first quarter. In addition, we have entered into natural gas hedge derivative contracts, effectively fixing 100% of our direct and indirect natural gas cost exposure in North America (45% of direct worldwide exposure) through April 2004.

        Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates for the 2004 first quarter. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the 2004 first quarter by about $2 million. In addition, based on this analysis, a hypothetical increase in interest rates of 100 basis points (including the impact of such increase on current interest rate swaps) would have increased our interest expense by about $1 million for the 2004 first quarter.

Item 4.  Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report, and, based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective. There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

PART II
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1.  Legal Proceedings

        This information required in response to this Item is set forth in Note 9 to the Notes to Consolidated Financial Statements contained in this Report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect thereto.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        In the 2004 first quarter, we exchanged $35 million aggregate principal amount of Senior Notes, plus accrued interest of approximately $1 million, for 3,161,131 shares of common stock. The Senior Notes are fully and unconditionally guaranteed by GTI. These transactions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933 because the shares of common stock were issued to holders of Senior Notes (the issuance of which had been registered under the Securities Act of 1933) solely in exchange for Senior Notes and no commission or remuneration was paid or given directly or indirectly in connection with any such exchange.

        In the 2004 first quarter, we issued and sold $225 million aggregate principal amount of Debentures. The Debentures were sold to initial purchasers who were, and who resold them to other purchasers who were, qualified institutional buyers (as such term is defined under Rule 144A of the Securities Act). The transaction was exempt from registration under Section 4(2) of the Securities Act. A description of the terms of the Debentures is set forth under “Long-Term Debt and Liquidity–Debentures” in Note (6) to the Consolidated Financial Statements contained in this Report, and such description is hereby incorporated herein by reference. Such description contains all of the information required with respect thereto.

PART II (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

        The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer & President.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer & President.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.

(b)	Reports on Form 8-K

        No reports on Form 8-K were filed during the 2004 first quarter.

SIGNATURE

        Pursuant  to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	GRAFTECH INTERNATIONAL LTD. By: /s/ Corrado F. De Gasperis Corrado F. De Gasperis Vice President, Chief Financial Officer & Chief Information Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer & President.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer & President.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.