Form 10-Q
period 2004-06-30
GRAFTECH INTERNATIONAL LTD
filed 2004-08-09
CIK 931148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————————

FORM 10-Q

——————————

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from .................... to ....................

——————————

Commission file number:  1-13888

——————————

GRAFTECH INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1385548 (I.R.S. Employer Identification Number)

_________________

1521 Concord Pike Brandywine West, Suite 301 Wilmington, DE (Address of principal executive offices)	19803 (Zip code)

Registrant’s telephone number, including area code:   (302) 778-8227

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

Yes [X]    No [   ]

As of June 30, 2004, 97,397,515 shares of common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Consolidated Balance Sheets at December 31, 2003 and June 30, 2004 (unaudited)	Page 3
Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2003 and 2004 (unaudited)	Page 4
Consolidated Statements of Cash Flows for the Six Months ended June 30, 2003 and 2004 (unaudited)	Page 5
Consolidated Statements of Stockholders' Deficit for the Year ended December 31, 2003 and the Six Months ended June 30, 2004 (unaudited)	Page 7
Notes to Consolidated Financial Statements (unaudited)	Page 8
Introduction to Part I, Item 2, and Part II, Item 1	Page 31
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 38
Long-Term Contractual, Commercial and Other Obligations and Commitments	Page 54
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 65
Item 4. Controls and Procedures	Page 67
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	Page 69
Item 4. Submission of Matters to a Vote of Security Holders	Page 69
Item 6. Exhibits and Reports on Form 8-K	Page 70
SIGNATURE	Page 71
EXHIBIT INDEX	Page 72

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)
(Unaudited)

	At December 31, 2003	At June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$34	$56
Accounts and notes receivable, net of allowance for doubtful accounts of $4 million at December 31, 2003 and June 30, 2004	126	185
Inventories:
Raw materials and supplies	47	56
Work in process	123	119
Finished goods	34	33

	204	208
Prepaid expenses and other current assets	24	21

Total current assets	388	470

Property, plant and equipment	1,031	1,012
Less: accumulated depreciation	691	678

Net property, plant and equipment	340	334
Deferred income taxes	176	167
Goodwill	20	21
Assets held for sale	1	1
Other assets	42	43

Total assets	$967	$1,036

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$89	$76
Short-term debt	1	--
Accrued income and other taxes	31	14
Other accrued liabilities	173	86

Total current liabilities	294	176

Long-term debt:
Principal value	516	676
Fair value adjustments for hedge instruments	14	2
Unamortized bond premium	4	2

Total long-term debt	534	680

Other long-term obligations	193	167
Deferred income taxes	43	43
Minority stockholders' equity in consolidated entities	31	31
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, 150,000,000 shares authorized, 96,402,287 shares issued at December 31, 2003, 100,363,082 shares issued at June 30, 2004	1	1
Additional paid-in capital	893	944
Accumulated other comprehensive loss	(286)	(288)
Accumulated deficit	(644)	(626)
Less: cost of common stock held in treasury, 2,451,035 shares at December 31, 2003 and
June 30, 2004	(86)	(86)
Less: common stock held in employee benefit and compensation trusts, 514,532 shares at
December 31, 2003 and June 30, 2004	(6)	(6)

Total stockholders' deficit	(128)	(61)

Total liabilities and stockholders' deficit	$967	$1,036

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Net sales	$181	$213	$351	$410
Cost of sales	138	159	269	311

Gross profit	43	54	82	99
Research and development	2	2	5	4
Selling, administrative and other expenses	21	22	42	43
Other (income) expense, net	(6)	7	(10)	20
Restructuring charges	1	3	20	4
Antitrust investigations and related lawsuits and claims	--	(12)	--	(11)
Interest expense	13	10	27	17
Interest (income)	--	--	--	(1)

	31	32	84	76

Income (loss) from continuing operations before provision
for income taxes and minority stockholders' share of income	12	22	(2)	23
Provision for income taxes	5	4	1	5
Minority stockholders' share of income	1	--	1	--

Income (loss) from continuing operations	6	18	(4)	18

Income from discontinued operations (less applicable income tax expense)	--	--	1	--

Gain on sale of discontinued operations (less applicable income tax expense)	1	--	1	--

Net income (loss)	$7	$18	$(2)	$18

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.11	$0.18	$(0.06)	$0.18
Discontinued operations	0.01	--	0.02	--

Net income (loss) per share	$0.12	$0.18	$(0.04)	$0.18

Weighted average common shares outstanding (in thousands)	57,037	97,375	56,829	95,621

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.11	$0.18	$(0.06)	$0.18
Discontinued operations	0.01	--	0.02	--

Net income (loss) per share	$0.12	$0.18	$(0.04)	$0.18

Weighted average common shares outstanding (in thousands)	57,040	98,846	56,829	97,478

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Six Months Ended June 30,
	2003	2004
Cash flow from operating activities:
Net income (loss)	$(2)	$18
Income from discontinued operations	1	--
Gain on sale of discontinued operations	1	--

Income (loss) from continuing operations	(4)	18
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15	17
Deferred income taxes	(10)	14
Antitrust investigations and related lawsuits and claims	--	1
Restructuring charges	20	4
Loss on exchange of common stock for Senior Notes	--	5
Interest expense	--	(3)
Fair value adjustments on interest rate caps	--	2
Other (credits) charges, net	(20)	2
(Increase) decrease in working capital*	(27)	(195)
Long-term assets and liabilities	--	(17)

Net cash used in operating activities from continuing operations	(26)	(152)
Net cash provided by operating activities from discontinued operations	1	--

Net cash used in operating activities	(25)	(152)

Cash flow from investing activities:
Capital expenditures	(20)	(21)
Purchase of derivative instruments	--	(1)
Proceeds from sale of discontinued operations	15	--

Net cash used in investing activities	(5)	(22)

Cash flow from financing activities:
Short-term debt borrowings, net	4	(1)
Revolving Facility borrowings, net	1	--
Long-term debt borrowings	--	225
Long-term debt reductions	--	(29)
Proceeds from sale of interest rate swap, net	31	--
Purchase of interest rate caps	(5)	--
Proceeds from exercise of stock options	--	7
Financing costs	--	(7)
Dividends paid to minority stockholders	(4)	--

Net cash provided by financing activities	27	195

Net increase (decrease) in cash and cash equivalents	(3)	21
Effect of exchange rate changes on cash and cash equivalents	--	1
Cash and cash equivalents at beginning of period	11	34

Cash and cash equivalents at end of period	$8	$56

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Six Months Ended June 30,
	2003	2004
*Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable	(6)	(15)
Reduction in factoring of accounts receivable	--	(45)
Inventories	(9)	(6)
Prepaid expenses and other current assets	(3)	--
Payments for antitrust investigations and related lawsuits and claims	(4)	(77)
Restructuring payments	(3)	(14)
Decrease in accounts payable and accruals	(2)	(38)

Increase in working capital	$(27)	$(195)

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$33	$18
Income taxes	5	11

Non-cash operating, investing and financing activities:
Exchanges of common stock for Senior Notes which decrease long-term debt	$20	$38

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Dollars in millions, except share data)
(Unaudited)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit and Compensation Trusts	Total Stockholders' Deficit
Balance at January 1, 2003	59,211,664	$1	$636	$(304)	$(620)	$(88)	$(6)	$(381)

Comprehensive income (loss):
Net loss	--	--	--	--	(24)	--	--	(24)
Other comprehensive income (loss):
Minimum pension liability, net of tax	--	--	--	6	--	--	--	6
Foreign currency translation adjustments	--	--	--	12	--	--	--	12

Total comprehensive income (loss)	--	--	--	18	(24)	--	--	(6)
Exchange of common stock for Senior Notes	9,888,870	--	57	--	--	--	--	57
Treasury stock	--	--	(2)	--	--	2	--	--
Common stock issued to savings and
pension plan trusts	1,403,475	--	8	--	--	--	--	8
Sale of common stock in equity offering, net	25,300,000	--	190	--	--	--	--	190
Sale of common stock under stock options	598,278	--	4	--	--	--	--	4

Balance at December 31, 2003	96,402,287	$1	$893	$(286)	$(644)	$(86)	$(6)	$(128)

Comprehensive income (loss):
Net income	--	--	--	--	18	--	--	18
Other comprehensive income (loss):
Minimum pension liability, net of tax	--	--	--	--	--	--	--	--
Foreign currency translation adjustments	--	--	--	(2)	--	--	--	(2)

Total comprehensive income (loss)	--	--	--	(2)	--	--	--	(2)
Exchange of common stock for Senior Notes	3,161,131	--	41	--	--	--	--	41
Common stock issued to savings and
pension plan trusts	73,589	--	1	--	--	--	--	1
Stock options granted	--	--	1	--	--	--	--	1
Sale of common stock under stock options	726,075	--	8	--	--	--	--	8

Balance at June 30, 2004	100,363,082	$1	$944	$(288)	$(626)	$(86)	$(6)	$(61)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Interim Financial Presentation

        These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “Annual Report”). Results of operations for the three months or six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the entire year ending December 31, 2004.

        Certain amounts in the Consolidated Financial Statements for the three months and six months ended June 30, 2003 and for the year ended December 31, 2003 have been reclassified to conform with current period presentation.

(2)  New Accounting Standards

        In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” This Issue is intended to clarify what is a “participating security” for purposes of applying Statement of Financial Accounting Standards (“SFAS”) No. 128. The Issue also provides further guidance on how to apply the two-class method of computing earnings per share (“EPS”) once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The guidance in this Issue has been effective for reporting periods beginning after March 31, 2004 and requires the restatement of previously reported EPS. Management has determined that the Debentures and stock options do not constitute participating securities as defined by this Issue. We adopted this Issue in the 2004 second quarter. The adoption of this Issue did not impact our basic and diluted EPS for the three months and six months ended June 30, 2003 and 2004, respectively.

(3)  Stock-Based Compensation

        At June 30, 2004, GTI had several stock-based compensation plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” and related interpretations. No compensation expense has been recognized for our time vesting options granted with exercise prices at not less than market price on the date of grant. If compensation expense for those plans was determined by the fair value method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” our net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Net income (loss) as reported	$7	$18	$(2)	$18
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	--	--	--	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(1)	(2)	(2)

Pro forma net income (loss)	$6	$17	$(4)	$17

Earnings per share:
Basic - as reported	$0.12	$0.18	$(0.04)	$0.18
Basic - pro forma	0.11	0.18	(0.07)	0.18
Diluted - as reported	0.12	0.18	(0.04)	0.18
Diluted - pro forma	0.11	0.17	(0.07)	0.18

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  Earnings Per Share

        Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128 using the following share data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Weighted average common shares outstanding for basic calculation	57,036,671	97,375,370	56,829,015	95,620,571
Add: Effect of stock options	3,581	1,470,257	--	1,857,680

Weighted average common shares outstanding for diluted calculation	57,040,252	98,845,627	56,829,015	97,478,251

        Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued. As a result of the net loss reported for the 2003 first half, 48,554 of potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share.

        In addition, the calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 9,016,980 and 4,180,045 shares in the 2003 second quarter and 2004 second quarter, respectively, and 9,114,280 and 4,019,254 in the 2003 first half and 2004 first half, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

        Lastly, when calculating EPS, we exclude the potential dilution of the approximately 13.6 million shares of our common stock underlying the Debentures until the closing price of our common stock reaches the threshold to permit conversion of the Debentures at the option of holders of the Debentures of $20.73 per share for at least 20 trading days during 30 consecutive trading days ending on the first day of a fiscal quarter.

(5)  Segment Reporting

        Our businesses are organized around the following three lines of business:

o	a synthetic graphite line of business, which primarily serves the steel, aluminum, transportation and semiconductor industries and includes graphite electrodes, cathodes and advanced graphite materials and related services;

o	a natural graphite line of business, which primarily serves the electronics, automotive, petrochemical and power generation industries and includes advanced flexible graphite and flexible graphite solutions and related services; and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

o	an advanced carbon materials line of business, which primarily serves the silicon metal, steel and ferro-alloy industries and includes carbon electrodes and refractories and related services.

        “Other” in the table below includes the natural graphite and advanced carbon materials lines of business.

        We evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers are not material. The accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole.

        The following tables summarize financial information concerning our reportable segments.

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2003	2004	2003	2004
	(Dollars in millions)
Net sales to external customers:
Synthetic Graphite	$162	$187	$311	$361
Other	19	26	40	49

Consolidated net sales	$181	$213	$351	$410

Gross profit:
Synthetic Graphite	$39	$48	$73	$89
Other	4	6	9	10

Consolidated gross profit	$43	$54	$82	$99

(6)  Restructuring Charges and Impairment Losses

        We have had several restructuring charges and impairment losses during the past few years. At June 30, 2004, the outstanding balance of our restructuring reserve was $18 million. The components of this balance consist primarily of $10 million related to the mothballing and closure of our graphite electrode manufacturing operations in Caserta, Italy, $4 million related to organizational changes, $2 million related primarily to remaining lease payments on our former corporate headquarters, and $2 million related to the closure of our graphite electrode manufacturing operations in Welland, Canada. We expect to make the majority of these payments by the end of 2005, except for certain contingencies in the amount of $5 million, for which timing of payments is currently not known.

        In the 2004 second quarter, we recorded a $3 million charge primarily related to the completion of severance agreements for approximately two-thirds of the employees terminated in connection with the closure of our Italian graphite electrode manufacturing facility.

        In the 2004 first quarter, we recorded a $1 million charge primarily associated with changes in estimates for the U.S. voluntary and selective severance program.

        In the 2003 second quarter, we recorded $1 million of restructuring charges for organizational changes.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in millions)
Balance at December 31, 2003	$22	$7	$29
Restructuring charges in 2004	4	--	4
Payments and settlements in 2004, including non-cash items of $1 million	(14)	(1)	(15)

Balance at June 30, 2004	$12	$6	$18

(7)  Other (Income) Expense, Net

        The following table presents an analysis of other (income) expense, net:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
	(Dollars in millions)
Currency (gains) losses	$(11)	$3	$(19)	$5
Mark-to-market adjustment on interest rate caps	1	--	2	2
Loss (gain) on reduction of Senior Notes	(1)	--	(1)	6
Curtailment gain on defined benefit plan	--	--	--	(2)
Legal, environmental and other related costs	1	2	2	4
Bank fees	1	1	2	2
Relocation expenses	1	--	1	--
Transaction-related taxes	--	1	--	1
Other	2	--	3	2

Total other (income) expense, net	$(6)	$7	$(10)	$20

        We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At June 30, 2004, the aggregate principal amount of these loans was $399 million (based on currency exchange rates in effect on June 30, 2004). These loans are subject to translation gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are recorded in accumulated other comprehensive loss in the

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

stockholders' deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, translation gains and losses on these loans are recorded in other (income) expense, net, on the Consolidated Statements of Operations. Those gains or losses are, however, non-cash. In the 2003 first half, we had a net total of $19 million in currency gains, including $22 million of gains due to currency translation on intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the 2004 first half, we had a net total of $5 million in currency losses, including $7 million of losses due to currency translation on intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency.

(8)  Benefit Plans

        The components of our consolidated net pension cost are set forth in the following table:

	Pension Benefits				Postretirement Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004	2003	2004	2003	2004
Service cost	$1	$1	$2	$1	$--	$--	$--	$--
Interest cost	3	3	6	6	1	--	2	1
Expected return on plan assets	(2)	(3)	(5)	(6)	--	(10)	--	(10)
Amortization of prior service cost (benefit)	--	--	--	--	(4)	7	(8)	3
Amortization of unrecognized loss (gain)	--	--	--	--	1	(1)	2	--
Special termination benefits	--	--	3	--	--	--	--	--
Settlement gain	--	(1)	(6)	(1)	--	--	--	--

Net pension cost (benefit)	$2	$--	$--	$--	$(2)	$(4)	$(4)	$(6)

In accordance with the provisions of FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we have deferred any re-measurement of our postretirement health care benefit obligation until December 31, 2004 because the impact is not expected to be material.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  Long-Term Debt and Liquidity

        The following table presents our long-term debt:

	At December 31, 2003	At June 30, 2004
	(Dollars in millions)
Senior Facilities:
Tranche B U.S. dollar facility	$21	$--
Revolving credit facility	--	--

Total Senior Facilities	21	--
Other European debt	2	1
Senior Notes:
Senior Notes due 2012	493	450
Fair value adjustments for current hedge instruments	(18)	(25)
Fair value adjustments for terminated hedge instruments*	32	27
Unamortized bond premium	4	2

Total Senior Notes	511	454
Debentures	--	225

Total	$534	$680

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

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

(10)  Interest Expense

        The following table presents an analysis of interest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
	(Dollars in millions)
Interest incurred on debt	$16	$12	$33	$26
Interest rate swap benefit	(2)	(2)	(6)	(6)
Amortization of fair value adjustments for terminated hedge instruments	(1)	--	(1)	(1)
Accelerated amortization of fair value adjustments for terminated hedge
instruments due to reduction of Senior Notes	(2)	--	(2)	(3)
Amortization of debt issuance costs	2	--	3	1

Interest expense	$13	$10	$27	$17

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)  Financial Instruments

        We use derivative financial instruments to manage well-defined currency exchange rate, interest rate and commercial energy contract risks. We do not use derivative financial instruments for trading purposes.

        Foreign Currency Contracts

        The notional amount of open foreign exchange contracts used by us to minimize foreign currency exposure was nil at December 31, 2003 and $49 million at June 30, 2004. These contracts are marked-to-market monthly and gains and losses are recorded in other (income) expense, net on the Consolidated Statements of Operations. We recorded a loss of $2 million with respect to the contracts held during the 2003 first half and nominal losses with respect to contracts held during the 2004 first half. Realized gains with respect to contracts held during the 2004 first half were $2 million.

        Interest Rate Risk Management

        We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities. We have interest rate swaps that effectively convert fixed rate debt (represented by the Senior Notes) into variable rate debt based on the six month LIBOR rate as of the date of payment, calculated in arrears. At December 31, 2003 and June 30, 2004, we had swaps for a notional amount of $485 million and $450 million, respectively.

        Our interest rate swaps are designated as hedging the exposure to changes in the fair value of the related debt (called a fair value hedge). The related debt for our swaps is the Senior Notes. Our swaps are marked-to-market monthly, and we are required to provide cash collateral to the counterparty to the extent that the negative fair value of our swaps, net of the fair value of our interest rate caps, exceeds $15 million. We may, at any time, close out our positions in these swaps.

        At June 30, 2004, the carrying value of our debt was reduced by $25 million (excluding the offsetting value of our interest rate caps of $3 million) as a result of our fair value hedges. The interest rate swap derivative was valued at $25 million at June 30, 2004 and recorded as part of other long-term obligations on the Consolidated Balance Sheets. When we sell swaps, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through exchanges or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs. At June 30, 2004, the carrying value of our debt was increased by $27 million as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $2 million increase in the fair value of our debt, and is recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.”

        We enter into agreements with financial institutions that are intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure (represented by the net impact of our swaps on the Senior Notes) to no greater than 356 basis points above the six-month LIBOR rate of 194 basis points at June 30, 2004. At December 31, 2003 and June 30, 2004, we had interest rate caps for a notional amount of $500 million. All of our interest rate caps are marked-to-market monthly. Gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. The mark-to-market adjustment on caps amounted to a $1 million loss for the 2003 second quarter and a nominal gain for the 2004 second quarter. Losses on caps amounted to $2 million for the 2003 first half and the 2004 first half.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        Commercial Energy Rate Contracts

        We entered into short duration fixed rate purchase contracts with certain of our North American natural gas suppliers in order to mitigate seasonal increases in our natural gas costs. These contracts expired at the end of the 2004 first quarter. In addition, we entered into natural gas derivative contracts, effectively fixing 100% of our direct and indirect natural gas cost exposure in North America (45% of direct worldwide exposure). These contracts expired in April 2004.

(12)  Contingencies

        Antitrust Investigations

        In April 1998, pursuant to a plea agreement between the U.S. Department of Justice (the “DOJ”) and GTI, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million (the “DOJ antitrust fine”). Of the $110 million original aggregate amount, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. In January 2002, the payment schedule for the $60 million balance outstanding at that time was revised to require a $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million, through January 2007. Beginning in 2004, the DOJ may ask the U.S. District Court for the Eastern District of Pennsylvania (“EDPA District Court”) to accelerate the payment schedule based on a change in our ability to make such payments. Interest began to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest of 1.50% per annum. Accrued interest is payable together with each quarterly payment. All payments due have been timely paid.

        In July 2001, the European Commission Directorate–General for Competition (the “EU Competition Authority”) assessed a fine of €50.4 million against us for violating antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes (the “EU antitrust fine”). In October 2001, we filed an appeal to the Court of First Instance of the European Communities in Luxembourg (the “European Court”) challenging, among other things, the amount of the EU antitrust fine, including the accrual of interest thereon and the rate thereof. In February and April 2004, we posted $71 million and $3

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million, respectively, with the EU Competition Authority as a provisional payment against the EU antitrust fine and accrued interest at a rate of 8.04% per annum.

        On April 29, 2004, the EU antitrust fine was reduced on appeal to €42 million, plus accrued interest of €7.7 million (which was calculated at a rate of 8.04% per annum), an aggregate of about $59 million at currency exchange rates in effect at the time the decision on the appeal was issued. As a result of this reduction, in June 2004, we received a refund of €10 million ($12 million based on currency exchange rates then in effect) from the EU Competition Authority.

        The antitrust investigations against us in the U.S., Canada, the European Union, Japan and Korea with respect to graphite electrodes and in the European Union with respect to graphite electrodes and isostatic and extruded specialty graphite have been finally resolved. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by antitrust authorities in other jurisdictions.

        Antitrust Lawsuits

        Through June 30, 2004, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes and carbon electrodes. One of the settlements also covers actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. All payments due have been timely paid.

        In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the EDPA District Court. In March 2002, we were served with another complaint commencing a separate civil antitrust lawsuit in the EDPA District Court. These lawsuits are called the “foreign customer lawsuits.” The first complaint, entitled Ferromin International Trade Corporation, et al. v. UCAR International Inc., et al., was filed by 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP New Zealand Ltd. et al. v. UCAR International Inc., et al. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled Saudi Iron and Steel Company v. UCAR International Inc., et al., was filed by a steelmaker who is located outside the U.S. The fourth complaint, entitled Arbed, S.A., et al. v. Mitsubishi Corporation, et al., was filed by 5 steelmakers, all of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June and July 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs’ claims. The claims not dismissed relate to sales invoiced from the U.S. Appeals have been filed by the plaintiffs and the defendants with the U.S. Court of Appeals for the Third Circuit with regard to these dismissals. The U.S. Court of Appeals for the Third Circuit heard oral argument on these appeals on March 11, 2003, and we are awaiting its decision. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. We filed a motion to stay the lawsuit commenced by the fourth complaint pending resolution of appeals in the other foreign customer lawsuits, and such motion was granted in July 2002. In June 2004, the U.S. Supreme Court issued its decision in the case of F. Hoffman-LaRoche v. Empagran S.A. et al., an antitrust case brought by foreign purchasers against the participants in an international vitamins cartel. Because of the relevance of this decision to the foreign customer lawsuits, the U.S. Court of Appeals for the Third Circuit is reviewing the impact of this decision on the pending appeals in the foreign customer lawsuits. We cannot predict the impact of this decision on the review.

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

        Antitrust Earnings Charges and Payments

        We have recorded pretax charges of $383 million against results of operations as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The charges of $383 million are calculated on a basis that (i) excludes, among other things, both actual and imputed interest on the DOJ antitrust fine and (ii) includes, among other things, actual interest on the EU antitrust fine and the impact of changes in currency exchange rates on the euro-denominated EU antitrust fine. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, as of June 30, 2004, $383 million represents our estimate of these liabilities and expenses.

        Through June 30, 2004, we have paid an aggregate of $353 million of fines and net settlements and expenses (of which $333 million has been applied against the reserve and $20 million of imputed interest has not been applied against the reserve). In the aggregate, the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charges of $383 million.

        At June 30, 2004, $50 million remained in our reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The remaining amount of the reserve is unfunded and is available primarily for the DOJ antitrust fine. The reserve does not cover interest on the DOJ antitrust fine. Such interest will be recorded in interest expense on the Consolidated Statements of Operations.

        Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as pending appeals and unsettled pending, threatened and possible lawsuits and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

claims) could be materially higher than $383 million and the timing of the payment thereof could be sooner than anticipated.

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
(Unaudited)

motion to disqualify certain of our counsel. In January 2004, the SDNY District Court granted the defendants’ motion to dismiss this lawsuit. We have appealed the grant of both motions to the U.S. Second Circuit Court of Appeals.

        We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through appeal and ultimately to trial. Through June 30, 2004, we had incurred about $6 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

        Product Warranties

        We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. The accruals were not significant for either the 2003 first half or the 2004 first half.

(13)	Financial Information About the Issuers and Guarantors of Our Debt Securities and Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees

        On February 15, 2002, GrafTech Finance (“Finco”), a direct subsidiary of GTI (the “Parent”), issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. All of the Senior Notes have been issued under a single Indenture and constitute a single class of debt securities. The Senior Notes mature on February 15, 2012. The Senior Notes have been guaranteed on a senior basis by the Parent and the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Global, UCAR Carbon, UCAR International Holdings Inc., UCAR International Trading Inc., UCAR Carbon Technology LLC, UCAR Holdings V Inc. (“Holdings V”) and UCAR Holdings III Inc. The Parent, Finco and these subsidiaries together hold a substantial majority of our U.S. assets. Holdings V has no material assets or operations, and is being liquidated and dissolved.

        On January 22, 2004, the Parent issued $225 million aggregate principal amount of Debentures. The guarantors of the Debentures are the same as the guarantors of the Senior Notes, except for Parent (which is the issuer of the Debentures but a guarantor of the Senior Notes), Finco (which is a guarantor of the Debentures but the issuer of the Senior Notes) and Holdings V (which is not a guarantor of the Debentures but is a guarantor of the Senior Notes). The Parent and Finco are both obligors on the Senior Notes and the Debentures, although in different capacities.

        The guarantors of the Senior Notes and the Debentures, solely in their respective capacities as such, are collectively called the “U.S. Guarantors.” Our other subsidiaries, which are not guarantors of either the Senior Notes or the Debentures, are called the “Non-Guarantors.”

        All of the guarantees are unsecured, except that the guarantee of the Senior Notes by UCAR Carbon has been secured by a junior pledge of all of the shares of capital stock (constituting 97.5% of the outstanding shares of capital stock) of AET held by UCAR Carbon (called the “AET Pledged Stock”), subject to the limitation that in no event will the value of the pledged portion of the AET Pledged Stock exceed 19.99% of the principal amount of the then

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

outstanding Senior Notes. All of the guarantees are full, unconditional and joint and several. Finco and each of the other U.S. Guarantors (other than the Parent) are 100% owned, directly or indirectly, by the Parent. All of the guarantees of the Senior Notes continue until the Senior Notes have been paid in full, and payment under such guarantees could be required immediately upon the occurrence of an event of default under the Senior Notes. All of the guarantees of the Debentures continue until the Debentures have been paid in full, and payment under such guarantees could be required immediately upon the occurrence of an event of default under the Debentures. If a guarantor makes a payment under its guarantee of the Senior Notes or the Debentures, it would have the right under certain circumstances to seek contribution from the other guarantors of the Senior Notes or the Debentures, respectively.

        The following table sets forth condensed consolidating balance sheets at December 31, 2003 and June 30, 2004, condensed consolidating statements of operations for the 2003 second quarter, 2004 second quarter, 2003 first half and 2004 first half, and condensed consolidating statements of cash flows for the 2003 first half and 2004 first half of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors. Provisions in the Senior Facilities restrict the payment of dividends by our subsidiaries to the Parent. At June 30, 2004, retained earnings of our subsidiaries subject to such restrictions were approximately $467 million. Investments in subsidiaries are recorded on the equity basis.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet
at December 31, 2003

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$--	$13	$--	$21	$--	$34
Accounts and notes receivable, net	2	893	392	114	(1,275)	126
Inventories:
Raw materials and supplies	--	--	2	45	--	47
Work in process	--	--	32	87	4	123
Finished goods	--	--	8	29	(3)	34

	--	--	42	161	1	204
Prepaid expenses and other current assets	--	--	10	27	(13)	24

Total current assets	2	906	444	323	(1,287)	388
Net property, plant and equipment	--	--	36	306	(2)	340
Deferred income taxes, goodwill, assets held for
sale and other assets	48	30	(84)	139	106	239

Total assets	$50	$936	$396	$768	$(1,183)	$967

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$61	$20	$178	$70	$(240)	$89
Short-term debt	188	14	297	526	(1,024)	1
Accrued income and other taxes	(13)	19	--	24	1	31
Other accrued liabilities	--	--	115	60	(2)	173
Liabilities of discontinued operations	--	--	2	--	(2)	--

Total current liabilities	236	53	592	680	(1,267)	294

Long-term debt	(58)	590	--	3	(1)	534
Other long-term obligations	--	18	125	49	1	193
Deferred income taxes	--	1	--	56	(14)	43
Minority stockholders' equity in consolidated entities	--	--	--	31	--	31
Stockholders' equity (deficit)	(128)	274	(321)	(51)	98	(128)

Total liabilities and stockholders' equity (deficit)	$50	$936	$396	$768	$(1,183)	$967

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet
at June 30, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$--	$42	$2	$12	$--	$56
Accounts and notes receivable, net	4	1,066	295	155	(1,335)	185
Inventories:
Raw materials and supplies	--	--	7	51	(2)	56
Work in process	--	--	27	92	--	119
Finished goods	--	--	9	27	(3)	33

	--	--	43	170	(5)	208
Prepaid expenses and other current assets	--	--	2	19	--	21

Total current assets	4	1,108	342	356	(1,340)	470
Net property, plant and equipment	--	--	43	296	(5)	334
Deferred income taxes, goodwill, assets held for sale,
and other assets	75	34	(8)	142	(11)	232

Total assets	$79	$1,142	$377	$794	$(1,356)	$1,036

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11	$19	$3	$56	$(13)	$76
Short-term debt	248	33	523	488	(1,292)	--
Accrued income and other taxes	(19)	19	(5)	24	(5)	14
Other accrued liabilities	--	--	46	56	(16)	86

Total current liabilities	240	71	567	624	(1,326)	176

Long-term debt	(100)	779	--	15	(14)	680
Other long-term obligations	--	25	97	45	--	167
Deferred income taxes	--	--	--	51	(8)	43
Minority stockholders' equity in consolidated entities	--	--	--	31	--	31
Stockholders' equity (deficit)	(61)	267	(287)	28	(8)	(61)

Total liabilities and stockholders' equity (deficit)	$79	$1,142	$377	$794	$(1,356)	$1,036

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statements of Operations
for the Three Months Ended June 30, 2003

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$--	$--	$64	$156	$(39)	$181
Cost of sales	--	--	54	123	(39)	138

Gross profit	--	--	10	33	--	43
Research and development, selling, administrative and
other expenses, restructuring charges, antitrust
investigations and related lawsuits and claims,
and other (income) expense, net	--	(18)	17	19	--	18
Interest expense	10	13	--	6	(16)	13
Interest income	--	(17)	--	1	16	--

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders' share of income	(10)	22	(7)	7	--	12
Provision for (benefit from) income taxes	(4)	12	(5)	2	--	5

Minority stockholders' share of income	--	--	--	1	--	1

Income (loss) from continuing operations	(6)	10	(2)	4	--	6
Income from discontinued operations,
net of taxes	--	--	--	--	--	--
Gain on sale of discontinued operations,
net of taxes	--	--	1	--	--	1
Equity in earnings of subsidiaries	(13)	--	(4)	--	17	--

Net income (loss)	$7	$10	$3	$4	$(17)	$7

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statements of Operations
for the Three Months Ended June 30, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$--	$--	$65	$188	$(40)	$213
Cost of sales	--	--	51	135	(27)	159

Gross profit	--	--	14	53	(13)	54
Research and development, selling, administrative and
other expenses, restructuring charges, antitrust
investigations and related lawsuits and claims,
and other (income) expense, net	(4)	(21)	(13)	31	29	22
Interest expense	7	14	12	6	(29)	10
Interest income	2	11	--	--	(13)	--

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders' share of income	(5)	(4)	15	16	0	22
Provision for (benefit from) income taxes	(1)	(1)	2	4	--	4

Minority stockholders' share of income	--	--	--	--	--	--

Income (loss) from continuing operations	(4)	(3)	13	12	0	18
Income from discontinued operations, net of taxes	--	--	--	--	--	--
Equity in earnings of subsidiaries	(22)	--	(12)	--	34	--

Net income (loss)	$18	$(3)	$25	$12	$(34)	$18

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statements of Operations
for the Six Months Ended June 30, 2003

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$--	$--	$122	$306	$(77)	$351
Cost of sales	--	--	102	244	(77)	269

Gross profit	--	--	20	62	--	82
Research and development, selling, administrative
and other expenses, restructuring charges,
antitrust investigations and related lawsuits
and claims, and other (income) expense, net	1	(13)	52	17	--	57
Interest expense	20	26	--	14	(33)	27
Interest income	--	(33)	--	--	33	--

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders' share of income	(21)	20	(32)	31	--	(2)
Provision for (benefit from) income taxes	(8)	15	(13)	7	--	1

Minority stockholders' share of income	--	--	--	1	--	1

Income (loss) from continuing operations	(13)	5	(19)	23	--	(4)
Income from discontinued operations,
net of taxes	--	--	1	--	--	1
Gain on sale of discontinued operations,
net of taxes	--	--	1	--	--	1
Equity in earnings of subsidiaries	(11)	--	(23)	--	34	--

Net income (loss)	$(2)	$5	$6	$23	$(34)	$(2)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statements of Operations
for the Six Months Ended June 30, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$--	$--	$127	$362	$(79)	$410
Cost of sales	--	--	102	275	(66)	311

Gross profit	--	--	25	87	(13)	99
Research and development, selling, administrative and
other expenses, restructuring charges, antitrust
investigations and related lawsuits and claims,
and other (income) expense, net	3	(13)	1	40	29	60
Interest expense	13	22	12	11	(41)	17
Interest income	--	--	--	--	(1)	(1)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders' share of income	(16)	(9)	12	36	--	23
Provision for (benefit from) income taxes	(5)	(3)	3	10	--	5

Minority stockholders' share of income	--	--	--	--	--	--

Income (loss) from continuing operations	(11)	(6)	9	26	--	18
Income from discontinued operations, net of taxes	--	--	--	--	--	--
Equity in earnings of subsidiaries	(29)	--	(26)	--	55	--

Net income (loss)	$18	$(6)	$35	$26	$(55)	$18

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statements of Cash Flows
for the Six Months Ended June 30, 2003

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities from continuing operations	$27	$33	$(16)	$(54)	$(16)	$(26)
Net cash provided by (used in) operating activities
from discontinued operations	--	--	1	--	--	1

Net cash provided by (used in) operating activities	27	33	(15)	(54)	(16)	(25)

Net cash by provided (used in) investing activities	--	(60)	20	137	(102)	(5)

Net cash provided by (used in) financing activities	(27)	27	(7)	(85)	119	27

Net increase (decrease) in cash and cash equivalents	--	--	(2)	(2)	1	(3)

Effect of exchange rate changes on cash and cash equivalents	--	--	--	--	--	--

Cash and cash equivalents at beginning of period	--	--	4	7	--	11

Cash and cash equivalents at end of period	$--	$--	$2	$5	$1	$8

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statements of Cash Flows
for the Six Months Ended June 30, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net Income (loss)	$18	$(6)	$35	$26	$(55)	$18
Adjustment to reconcile net income (loss) to
cash provided by operations:
Depreciation and amortization	--	--	1	16	--	17
Deferred income taxes	--	(2)	13	3	--	14
Antitrust investigations and related lawsuits and claims	--	--	1	--	--	1
Adjustment from cost to equity	(29)	--	(26)	--	55	--
Restructuring charge	--	--	1	3	--	4
Loss on exchange of common stock for Senior Notes	5	--	--	--	--	5
Interest expense	--	(3)	--	--	--	(3)
Fair value adjustments on interest rate caps	--	2	--	--	--	2
Other charges, net	--	--	2	--	--	2
(Increase) decrease in working capital	(54)	48	(321)	(9)	141	(195)
Long term assets and liabilities	--	--	(17)	--	--	(17)

Net cash used in operating activities	(60)	39	(311)	39	141	(152)
Cash flow from investing activities:
Allied investments	--	--	50	--	(50)	--
Allied loan, net	60	(205)	273	(37)	(91)	--
Capital expenditures	--	--	(10)	(11)	--	(21)
Purchase of derivative investments	--	(1)	--	--	--	(1)

Net cash used in investing activities	60	(206)	313	(48)	(141)	(22)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	--	--	--	(1)	--	(1)
Long-term debt borrowings	--	225	--	--	--	225
Long-term debt reductions	--	(29)	--	--	--	(29)
Proceeds from exercise of stock options	--	7	--	--	--	7
Financing costs	--	(7)	--	--	--	(7)

Net cash provided by financing activities	0	196	0	(1)	0	195

Net increase (decrease) in cash and cash equivalents:	--	29	2	(10)	--	21
Effect of exchange rate changes on cash and cash equivalents	--	--	--	1	--	1
Cash and cash equivalents at beginning of period	--	13	--	21	--	34

Cash and cash equivalents at end of period	$--	$42	$2	$12	$--	$56

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        Unsecured intercompany term notes in an aggregate principal amount, at June 30, 2004, equal to $520 million (based on currency exchange rates in effect at June 30, 2004), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at June 30, 2004 equals $351 million (based on currency exchange rates in effect at June 30, 2004), or about 78% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at June 30, 2004 of $169 million (based on currency exchange rates in effect at June 30, 2004) and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities, the holders of the Senior Notes and, pursuant to the subsidiary guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14)  Subsequent Events

        In July 2004, we sold to a non-industrial user, the plant, property and equipment held by our subsidiary in the United Kingdom, which was primarily engaged in machining advanced graphite materials. These assets were sold at a gain and are classified as held for sale on the Consolidated Balance Sheets at December 31, 2003 and June 30, 2004. We received cash proceeds of $4 million from the sale.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Introduction to Part I, Item 2, and Part II, Item 1

Preliminary Notes

        Important Terms. We use various terms to identify various matters. These terms help to simplify the presentation of information in this Report and are defined in the Notes to the Consolidated Financial Statements contained in the Annual Report and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (together with the Annual Report, the “Prior Reports”).

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

        References to cost in the context of our low cost advantages and strategies do not include the impact of special charges, expenses or credits, such as those related to investigations, lawsuits, claims, restructurings or impairments, or the impact of changes in accounting principles.

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

        All cost savings and reductions relating to our 2002 major cost savings plan and major initiatives are estimates or targets based on a comparison to costs in 2001. For purposes of calculating the cost savings related to the 2002 plan, savings relating to graphite electrode production cost per metric ton (which excludes variable compensation expense) are determined based on annual graphite electrode production volume of about 180,000 metric tons and certain other savings are determined based on annual overhead costs (which includes research and development expense, but excludes variable compensation expense) of $90 million, annual interest expense of $60 million and an effective income tax rate of 45% (before taking into account the corporate realignment of our subsidiaries). These amounts approximate actual amounts in 2001. Calculation of cost savings under the 2002 plan excludes the effects of the changes in currency exchange rates between the euro and the dollar, but includes the effects of changes in currency exchange rates between other currencies and includes the effects of changes in production levels.

        Unless otherwise specifically noted, market and market share data in this Report are our own estimates or derived from sources described in “Part I – Preliminary Notes – Presentation of Financial, Market and Legal Data” in the Annual Report, which description is incorporated

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

herein by reference. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward Looking Statements and Risks” in this Report and “Forward Looking Statements” and “Risk Factors” in the Annual Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it.

        Unless otherwise noted, references to “market shares” are based on sales volumes in 2003, to “major product lines” mean graphite electrodes, cathodes and natural graphite products, and to “natural graphite products” do not include mined natural graphite flake.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

“estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal” and similar expressions identify some of these statements.

        Actual future events and circumstances (including future results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

o	the possibility that global or regional economic conditions affecting our products may not improve or may worsen due to geopolitical events, governmental actions or other factors;

o	the possibility that additions to capacity for producing steel in electric arc furnaces may not occur, that reductions in graphite electrode manufacturing capacity may not occur or that increases in graphite electrode manufacturing capacity may occur;

o	the possibility that increases in production of steel in electric arc furnaces or reductions in graphite electrode manufacturing capacity may not result in stable or increased demand for or prices or sales volume of graphite electrodes;

o	the possibility that actual graphite electrode prices in the future may be different than current spot prices due to changes in product mix, changes in currency exchange rates, changes in competitive market conditions or other factors;

o	the possibility that economic or technological developments may adversely affect growth in the use of graphite cathodes in lieu of carbon cathodes in the aluminum smelting process;

o	the possibility that additions to aluminum smelting capacity using graphite cathodes may not occur or that increases in production of cathodes by competitors may occur;

o	the possibility that increases in production of aluminum or stable production of cathodes by competitors may not result in stable or increased demand for or prices or sales volume of cathodes;

o	the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management or other products;

o	the possibility that our commercially accepted electronic thermal management or other products could be subsequently displaced by other products or technologies;

o	the possibility of delays in or failure to achieve widespread commercialization of proton exchange membrane (“PEM”) fuel cells which use our natural graphite-based products or that manufacturers of PEM fuel cells may obtain those products from other sources;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility that end markets for our products (other than those mentioned above) may not improve or may worsen;

o	the possibility of delays in meeting or failure to meet contractually specified or other product development milestones or delays in expanding or failure to expand our manufacturing capacity to meet growth in demand for existing, new or improved products, if any;

o	the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others;

o	the occurrence of unanticipated events or circumstances relating to antitrust investigations, lawsuits or claims or to the lawsuit initiated by us against our former parents;

o	the possibility that expected cost savings from our 2002 major cost savings plan or our other cost savings efforts will not be fully realized or that such cost savings will not fully mitigate inflation affecting our raw material, energy or other costs of production;

o	the possibility that the anticipated benefits from the corporate realignment of our subsidiaries or the refinement of our organizational structure into three lines of business may be delayed or may not occur;

o	the possibility that our provision for income taxes and effective income tax rate (as distinguished from our tax payments) may fluctuate significantly based on changes in financial performance of subsidiaries in various countries, changes in estimates of future ability to use foreign tax credits, changes in tax laws, changes in tax planning strategies and other factors;

o	the occurrence of unanticipated events or circumstances relating to health, safety or environmental compliance or remediation obligations or liabilities to third parties, labor relations, or raw material or energy supplies or cost;

o	changes in interest rates, in currency exchange rates (including those impacting our non-dollar denominated intercompany loans), in competitive conditions or in inflation affecting our raw material, energy or other costs;

o	the possibility of failure to satisfy conditions or milestones under, or occurrence of breach of terms of, our strategic alliances with Pechiney, Ballard Power Systems or others;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility of changes in appropriation or non-appropriation of government funds for, or our failure to satisfy eligibility conditions to, government grants awarded to us;

o	the possibility that changes in financial performance may affect our compliance with financial covenants or the amount of funds available for borrowing under the Senior Facilities;

o	the possibility that our high leverage, substantial debt and other obligations could limit our financial resources and ability to compete and may make us more vulnerable to adverse economic events;

o	the possibility that our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in tax laws and tax and fiscal policies by the U.S. and other governments, developments in the Middle East, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism;

o	the possibility that interruption in our major raw material, energy or utility supplies due to, among other things, natural disasters, process interruptions and capacity limitations, may adversely affect our ability to manufacture and supply our products or result in higher costs;

o	the possibility that process interruptions in any of our production facilities due to, among other things, critical equipment failure, may adversely affect our ability to manufacture and supply our products or result in higher costs;

o	the possibility that we may not complete planned asset sales for amounts or at times anticipated or at all or that we may not achieve the earnings estimates that we provide as guidance from time to time;

o	the possibility that a service provider to whom we outsource global information technology and finance and accounting business process services may fail to provide these services in accordance with our agreement; and

o	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.

        Occurrence of any of the events or circumstances described above could also have a material adverse effect on our business, financial condition, results of operations or cash flows.

        No assurance can be given that any future transaction about which forward looking statements may be made will be completed or as to the timing or terms of any such transaction.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        All subsequent written and oral forward looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC’s rules, we have no duty to update these statements.

        For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

General

        Our businesses are organized around three lines of business:

o	A synthetic graphite line of business, which primarily serves the steel, aluminum, transportation and semiconductor industries and includes graphite electrodes, cathodes and advanced graphite materials and related services. We have a strategic alliance in the cathode business with Pechiney, the world’s recognized leader in aluminum smelting technology, which is a 30% owner of our cathode subsidiary, Carbone Savoie. In late 2003, Pechiney was acquired by Alcan, one of the world’s largest aluminum producers.

o	A natural graphite line of business, which primarily serves the electronics, automotive, petrochemical and power generation industries and includes advanced flexible graphite and flexible graphite solutions and related services. We have a strategic alliance in the natural graphite business with Ballard Power Systems, the world’s recognized leader in PEM fuel cells. Ballard Power Systems became a strategic investor in AET in June 2001, by investing $5 million in shares of Ballard Power Systems common stock for a 2.5% equity ownership interest in AET.

o	An advanced carbon materials line of business, which primarily serves the silicon metal, steel and ferro alloy industries and includes carbon electrodes and refractories and related services.

        Our synthetic graphite line of business constitutes its own reportable segment, and our natural graphite and advanced carbon materials lines of business together constitute our other reportable segment. See Note (5) to the Consolidated Financial Statements for certain information regarding our reportable segments.

        Reference is also made to the information under “Preliminary Notes – The Company” and in our other SEC filings for background information on our businesses, industry and related matters.

Major Ongoing Initiatives

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

         Beginning in 2002, we undertook certain major and ongoing initiatives designed to enhance the capability, quality and efficiency of our company and its systems. These initiatives include:

o	growth through increased productivity of our global manufacturing network;

o	growth through accelerated commercialization of new technologies;

o	implementation of global business and work process changes, including activities associated with the requirements of the Sarbanes-Oxley Act; and

o	sale of non-strategic assets.

        Our goal is to create stockholder value by maximizing cash flow from operations, and our business strategies are designed to expand upon the competitive advantages that our initiatives have created.

        Growth Through Increased Productivity of Our Global Manufacturing Network. We have repositioned our global manufacturing network by rationalizing our higher cost manufacturing facilities and redeploying capacity to our remaining larger, lower cost, strategically located facilities.

        We now have the capability, depending on product demand and mix, to manufacture more than 220,000 metric tons of graphite electrodes annually from our existing assets.

        We currently have a project underway that will increase our annual graphite electrode production capacity to 230,000 metric tons by the end of 2004. This project requires capital investments of about $10 million. With the completion of this project, our facility in Spain will be the largest graphite electrode manufacturing facility in Europe, with 55,000 metric tons of capacity, second in the world only to our facility in Mexico.

        In addition, we have identified comparable opportunities that, if successfully implemented, could increase our annual production capacity to 250,000 metric tons.

        Growth Through Accelerated Commercialization of New Technologies. We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide a differentiating advantage. These capabilities have enabled us to accelerate development and commercialization of our technologies to exploit markets with high growth potential for us, including patented advanced pin technology for graphite electrodes,

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

patented processing technology for high performance graphite cathodes, new products enabling PEM fuel cell commercialization, and new electronic thermal management technologies.

        We have developed, over the past two years, natural graphite electronic thermal management solutions and secured product approvals and purchase commitments from a wide range of industry leaders based on superior thermal performance, weight, adaptability and cost characteristics as compared to alternative products such as copper and aluminum. Thermal management products are designed to dissipate heat generated by electronic devices. We expect demand for our products to grow as industry trends continue toward smaller, more powerful electronic devices that generate more heat and require more advanced thermal management solutions than are currently available.

        We are also the leading manufacturer of natural graphite-based products for PEM fuel cells and fuel cell systems. Fuel cells provide environmentally friendly electrical power generation. We expect continued commercialization of fuel cells, encouraged by current governmental programs and driven by concerns relating to the U.S. electrical power grid, environmental protection, foreign oil dependency and other factors. We estimate that the market for our fuel cell products in 2012 will exceed $500 million. About 85% of the 175 fuel cell vehicles that were operational worldwide in 2003 and are expected to be operational in 2004 were or will be powered by Ballard Power Systems fuel cells. Our natural graphite-based products are essential components of those fuel cells. Ballard Power Systems, the world leader in PEM fuel cells, is our strategic partner under an exclusive product supply agreement that continues through 2016 and an exclusive collaboration agreement that continues through 2011.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Implementation of Global Business and Work Process Changes, Including Activities Associated With the Requirements of the Sarbanes-Oxley Act. We began to implement in 2000 and continue to implement global business and work process rationalization and transformation initiatives, including:

o	the streamlining of our organizational structure within our three major lines of business;

o	the consolidation and streamlining of order fulfillment, purchasing, finance and accounting, and human resource processes;

o	the worldwide design and implementation of enterprise resource planning with advanced manufacturing and demand planning;

o	the identification and implementation of outsourcing opportunities;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the improvement in performance through realignment and enterprise-wide standardization of supply chain processes and systems; and

o	the improvement of interfaces and information technology infrastructures with trading partners.

        These activities are targeted for completion by the end of 2005, at which time we expect to reduce our global work force by about an additional 75 employees (or about 2%). Through June 30, 2004, our investment in these initiatives included about $14 million of consulting fees and internal costs and $19 million of capital expenditures, primarily for costs related to implementation of global information technology systems for advanced planning and scheduling software and for global treasury management systems.

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

        Sales of Non-Strategic Assets. In July 2004, we sold to a non-industrial user the plant, property and equipment held by our subsidiary in the United Kingdom, which was engaged in machining advanced graphite materials, for cash proceeds of $4 million. We intend to continue to sell real estate, non-strategic businesses and certain other non-strategic assets. We are targeting an additional $21 million of asset sales through 2005, for an aggregate total of about $50 million from January 1, 2002.

        Cost Savings Related to Our Major Ongoing Initiatives. Cost savings and productivity gain initiatives including, but not limited to, the above are designed to deliver cumulative, recurring annual cost savings of $60 million in 2004 and $80 million in 2005. For 2004, however, we expect higher costs associated with certain energy and raw material costs, particularly petroleum-based raw materials, unplanned downtime (primarily associated with our Brazilian graphite electrode manufacturing facility during the 2004 first quarter), rising interest rates and, to a lesser extent, costs associated with the accelerated implementation of global business and work process changes and activities associated with the requirements of the Sarbanes-Oxley Act. These higher costs will partially offset the above stated cost savings targets.

        We recorded an aggregate of $37 million of restructuring charges (of which amount $5 million is non-cash) and $48 million of impairment losses on long-lived and other assets, and may record an additional $6 million of restructuring charges (primarily for severance associated with further global business and work process changes, but excluding additional restructuring charges that may be recorded relating to the closure of the majority of the graphite electrode manufacturing operations in Italy), in connection with the 2002 cost savings plan. These charges include payments through June 30, 2004 of $18 million of cash costs and expected payments of an additional $20 million of cash costs.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        At the end of 2003, we announced the permanent closure of the majority of our graphite electrode manufacturing operations in Italy. We also recorded a $5 million impairment loss on long-lived assets relating to the remaining fixed assets. Through June 30, 2004, we recorded an additional $4 million of restructuring charges, primarily due to the completion of severance arrangements for approximately two-thirds of employees terminated in connection with the closure. In the next twelve to eighteen months, we may record additional restructuring charges and incur additional exit costs in connection with such closure. It is also possible that we may, at any time, decide to permanently shut down certain remaining graphite electrode operations in Italy. In such event, we may record additional restructuring charges and incur additional exit costs.

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

        Global and certain regional economic conditions began to strengthen in the 2003 second half. Steel production increased globally and was particularly strong in China. We estimate that worldwide steel production was about 964 million metric tons in 2003. We estimate that electric arc furnace steel production increased to about 305 million metric tons in 2003. We estimate that (excluding China, for which reliable information is not available) industry-wide graphite electrode manufacturing capacity utilization rate was approximately 94% in 2003.

        We operated our graphite electrode manufacturing capacity at very high levels in 2003. Graphite electrode price increases announced since September 2002 have been successfully implemented.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        2004 First Half. Global and regional economic conditions strengthened slightly in the 2004 first half while steel production continued to be strong. We estimate that worldwide steel production was about 512 million metric tons in the 2004 first half. We estimate that worldwide steel production in the 2004 first half was about 8% higher than in the 2003 first half and about 5% higher than the 2003 second half. We estimate that electric arc furnace steel production continued to represent about 32% of worldwide steel production. We estimate that (excluding China, for which reliable information is not available) industry-wide graphite electrode manufacturing capacity utilization rate in the 2004 first quarter was about the same as the 2003 average.

        We operated our graphite electrode manufacturing capacity at very high levels in the 2004 first half. Additional graphite electrode price increases for new orders were announced during the 2004 first half.

        Demand for cathodes remained relatively stable during the 2004 first half as compared to the 2003 second half. Demand for refractories continued to remain strong in the 2004 first half. Economic conditions strengthened in the 2004 first half for most of our other products.

        Outlook.  We believe that we are well positioned to increase earnings and cash flow from operations (excluding payments in connection with restructurings, investigations, lawsuits and claims and the impact of the reduction of factoring of accounts receivable as described under “Liquidity and Capital Resources”) under current and improving global and regional economic conditions. We expect net sales to increase by about 10% in 2004 from 2003.

        Synthetic Graphite. The graphite electrode supply/demand balance remains tight primarily due to increased electric arc furnace steel production and, to a lesser extent, graphite electrode industry-wide rationalization, including bankruptcies of competitors. In February 2004, we announced graphite electrode price increases of $150 per metric ton in North and South America (bringing the spot price to $2,750 per metric ton) and $150/€115 per metric ton in Europe, Russia and the other countries in the Commonwealth of Independent States, the Middle East, Africa and Asia. In May 2004, we announced graphite electrode price increases on a global basis, effective immediately for new orders, of $150 per metric ton in North and South America, bringing the price to $2,900 per metric ton, and $150/€125 per metric ton in Europe, the Commonwealth of Independent States, the Middle East, Africa and Asia. These price increases are driven by continued upward pressure on energy and petroleum-based raw material costs, strength in steel production and the tight supply/demand balance in the graphite electrode industry. As the majority of our graphite electrode order book has been placed, these recent price increases are expected to impact less than 5% of our 2004 business. In the 2004 second quarter, we completed the graphite electrode contract bidding in South Africa, where the contract year runs from July 1 to June 30. Contract prices increased approximately $125 per metric ton, or about 5%, across all product lines. This market represents approximately 10% to 12% of our annual graphite electrode sales volume.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        For 2004, we expect average sales revenue per metric ton of graphite electrodes to be between approximately $2,500 and $2,525 for 2004. This represents an increase of approximately $155 to $180 over the average for 2003, approximately one-third of which is estimated to be associated with expected benefits from net changes in currency exchange rates. We expect graphite electrode sales volume for 2004 to be about 10% higher than for 2003.

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

        Other.  We expect growing net sales of our electronic thermal management products and services, due to our continuing successful product development and commercialization initiatives, the development of new, higher performance electronic devices and the strengthening economic condition of the electronics industry. In the electronic thermal management market, we continue to deliver innovative solutions to our customers who are experiencing strong growth in their end markets. Our electronic thermal management products are enabling some of the most advanced and thinnest and lightest products being sold today. We have hired and continue to hire additional personnel in sales, marketing and research and development to support our accelerated growth. Sales of these products are growing, from about $500,000 in 2002 to $2.2 million in 2003 and an estimated $12 million in 2004.

        We expect financial performance of most of our other businesses in 2004 to improve from 2003 levels primarily due to the recovery of economic conditions in the end markets for their products. In particular, demand for carbon electrodes in the U.S. and demand for advanced graphite materials used in the semiconductor, telecommunications and electronics industries has strengthened. In addition, demand for our refractories has strengthened as a result of our increased penetration of various markets, particularly Europe and China, and increased blast furnace construction and refurbishment. We continue to seek to drive productivity and cost improvements in all of these businesses.

Results of Operations

        Financial information discussed below omits our non-strategic composite tooling business that was sold in June 2003 and has been accounted for as a discontinued operation. The results of our discontinued operations were not material to our consolidated results of operations.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Three Months Ended June 30, 2004 as Compared to Three Months Ended June 30, 2003.   Net sales of $213 million in the 2004 second quarter represented a $32 million, or 18%, increase from net sales of $181 million in the 2003 second quarter, primarily due to higher net sales in our synthetic graphite line of business. Cost of sales of $159 million in the 2004 second quarter represented a $21 million, or 15%, increase from cost of sales of $138 million in the 2003 second quarter, primarily due to the higher sales volumes. Gross profit of $54 million in the 2004 second quarter represented an $11 million, or 26%, increase from gross profit of $43 million in the 2003 second quarter. Gross margin was 25.6% in the 2004 second quarter as compared to gross margin of 23.9% in the 2003 second quarter.

        Synthetic Graphite Segment. Net sales of $187 million in the 2004 second quarter represented a $25 million, or 16%, increase from net sales of $162 million in the 2003 second quarter, primarily due to higher average graphite electrode sales revenue per metric ton and higher sales volumes of graphite electrodes. Volume of graphite electrodes sold was 55,900 metric tons in the 2004 second quarter as compared to 50,600 metric tons in the 2003 second quarter. The higher volume of graphite electrodes sold represented an increase of $12 million in net sales. The increase was a result of higher demand from a strengthening global steel industry. Average sales revenue per metric ton of graphite electrodes in the 2004 second quarter was $2,507 as compared to the average in the 2003 second quarter of $2,347. The higher average sales revenue per metric ton represented an increase of $8 million in net sales, approximately one-third of which was attributable to changes in currency exchange rates. Advanced graphite material sales also increased primarily due to the strengthening in the semiconductor, electronics, oil services and transportation markets.

        Cost of sales of $139 million in the 2004 second quarter represented a $16 million, or 12%, increase from cost of sales of $123 million in the 2003 second quarter, primarily due to the higher sales volumes of graphite electrodes. Gross profit in the 2004 second quarter was $48 million, 24% or $9 million higher than in the 2003 second quarter. The increase in gross profit was primarily due to higher graphite electrode net sales, improved productivity throughout our manufacturing network and favorable changes in product mix in our advanced graphite materials business. These improvements were partially offset by continued upward pressure on energy and raw material costs, particularly petroleum-based raw materials, higher freight costs and the negative impact of net changes in currency exchange rates on costs. In addition, our cathode business experienced changes in product mix and lower average selling prices. Gross margin was 25.6% of net sales in the 2004 second quarter as compared to the 23.8% of net sales in the 2003 second quarter.

        Other Segment. Net sales of $26 million in the 2004 second quarter represented a $7 million, or 36%, increase from net sales of $19 million in the 2003 second quarter, primarily due to an increase in electronic thermal management sales and higher sales volumes of carbon electrodes and refractory products due to order patterns and timing. Cost of sales of $20 million in the 2004 second quarter represented a $5 million, or 34%, increase from cost of sales of $15 million in the 2003 second quarter. The increase in cost of sales was primarily related to higher sales volumes in our carbon electrode and refractory products. Gross profit in the 2004 second

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

quarter was $6 million (a gross margin of 25.9% of net sales) as compared to gross profit in the 2003 second quarter of $4 million (a gross margin of 24.3% of net sales). Electronic thermal management sales were $3 million in the 2004 second quarter as compared to less than half a million dollars in the 2003 second quarter.

        Items Affecting Us as a Whole. Selling, administrative and other expenses were $22 million in the 2004 second quarter and $21 million in the 2003 second quarter. Higher selling expenses related to higher net sales, higher costs related to the acceleration of our global systems implementation and internal costs related to process improvements and efforts associated with requirements of the Sarbanes-Oxley Act were partially offset by lower administrative costs. Research and development was $2 million in the 2004 second quarter, the same as in the 2003 second quarter.

        Other (income) expense, net, was expense of $7 million in the 2004 second quarter consisting primarily of approximately $3 million of negative effects from net changes in currency exchange rates (including a $2 million non-cash loss from the impact of changes in currency exchange rates on euro-denominated intercompany loans), approximately $2 million for certain environmental work primarily associated with the demolition of buildings in Tennessee, approximately $1 million of transaction-related taxes and approximately $1 million of bank fees and other expenses.

        In the 2003 second quarter, we had a $6 million gain primarily due to currency exchange benefits associated with euro-denominated intercompany loans, which were partially offset by other expenses, including a $1 million charge for the mark-to-market adjustment on interest rate caps.

        In the 2004 second quarter, we recorded a $3 million restructuring charge primarily associated with the completion of severance agreements for approximately two-thirds of the employees terminated in connection with closure of our Italian graphite electrode manufacturing facility. In the 2003 second quarter, we recorded $1 million of restructuring charges primarily related to employee severance programs and related benefits associated with workforce reduction of several employees.

        The following table summarizes activity relating to the accrued expense in connection with the restructuring charges. This accrued expense is included in other accrued liabilities on the Consolidated Balance Sheets.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in millions)
Balance at December 31, 2003	$22	$7	$29
Restructuring charges in 2004	4	-	4

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
Payments and settlements in 2004, including
non-cash items of $1 million	(14)	(1)	(15)

Balance at June 30, 2004	$12	$6	$18

        The components of this balance consist primarily of $10 million related to the mothballing and closure of our graphite electrode manufacturing operations in Caserta, Italy, $4 million related to organizational changes, $2 million related primarily to remaining lease payments on our former corporate headquarters, and $2 million related to the closure of our graphite electrode manufacturing operations in Welland, Canada. We expect to make the majority of these payments by the end of 2005, except for certain contingencies in the amount of $5 million, for which timing of payments is currently not known.

        In the 2004 second quarter, the EU antitrust fine was reduced on appeal to €42 million, plus accrued interest of €7.7 million (which was calculated at a rate of 8.04% per annum), an aggregate of about $59 million at currency exchange rates in effect at the time the decision on the appeal was issued. As a result of this reduction, in the 2004 second quarter, we received a refund of €10 million ($12 million based on currency exchange rates then in effect) from the EU Competition Authority. We recorded a $12 million gain due to this refund.

        Interest expense was $10 million in the 2004 second quarter as compared to $13 million in the 2003 second quarter. Interest rate swaps reduced our interest expense by approximately $2 million during the 2004 second quarter, with nominal amounts pertaining to the amortization of fair value adjustments for previously sold interest rate swaps. Average total debt outstanding was $680 million in the 2004 second quarter as compared to $761 million in the 2003 second quarter. The average annual interest rate was 5.6% in the 2004 second quarter as compared to 5.9% in the 2003 second quarter. These average annual rates include the benefits of our interest rate swaps, but exclude imputed interest on the DOJ antitrust fine and the acceleration of the amortization of gains realized from the sale of interest rate swaps due to the early extinguishment of debt from our exchanges of Senior Notes for common stock.

        Provision for income taxes was a charge of $4 million in the 2004 second quarter as compared to a charge of $5 million in the 2003 second quarter. The effective income tax rate was approximately 20% in the 2004 second quarter as compared to approximately 40% in the 2003 second quarter. The lower effective income tax rate in the 2004 second quarter was primarily due to a benefit from the EU Competition Authority refund, which was non-taxable in the U.S., offset by the nondeductible expenses associated with the restructuring charge. Excluding such refund and expenses, the effective income tax rate would have been approximately 35%.

        We estimate that we will have an effective income tax rate of 35% for 2004.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        As a result of the matters described above, net income was $18 million in the 2004 second quarter as compared $7 million in the 2003 second quarter.

        Six Months Ended June 30, 2004 as Compared to Six Months Ended June 30, 2003. Net sales of $410 million in the 2004 first half represented a $59 million, or 17%, increase from net sales of $351 million in the 2003 first half. Gross profit of $99 million in the 2004 first half represented a $17 million, or 21%, increase from gross profit of $82 million in the 2003 first half. Gross margin increased to 24.3% of net sales in 2004 first half from 23.4% in 2003 first half. The increase in net sales, gross profit and gross margin was primarily due to higher net sales in our synthetic graphite line of business.

        Synthetic Graphite Segment. Net sales of $361 million in the 2004 first half represented a $50 million, or 16%, increase from net sales of $311 million in the 2003 first half, primarily due to higher sales volume of graphite electrodes and higher average graphite electrode sales revenue per metric ton. Volume of graphite electrodes sold was 106,400 metric tons in the 2004 first half as compared to 97,700 metric tons in the 2003 first half. The higher volume of graphite electrodes sold represented an increase of $20 million in net sales. Average sales revenue per metric ton of graphite electrodes in the 2004 first half was $2,497 as compared to the average in the 2003 first half of $2,311. The higher average sales revenue per metric ton represented an increase of $15 million in net sales, approximately one-half of which was due to changes in currency exchange rates. Net sales of advanced graphite materials also increased primarily due to the strengthening in the semiconductor, electronics, oil services and transportation markets.

        Cost of sales of $272 million in the 2004 first half represented a $34 million, or 14%, increase from cost of sales of $238 million in the 2003 first half, primarily due to the higher volumes of graphite electrodes and cathodes sold. Gross profit in the 2004 first half was $89 million, 22% or $16 million higher than in the 2003 first half. The increase in gross profit was primarily due to higher graphite electrode net sales, improved productivity throughout the manufacturing network and favorable changes in product mix in the advanced graphite materials business. These improvements were partially offset by higher graphite electrode costs due to continued upward pressure on raw material, particularly petroleum-based raw materials, and energy costs, an equipment outage at our manufacturing facility in Brazil, higher freight costs, and the negative impact of net changes in currency exchange rates on costs. Gross margin was 24.6% of net sales in the 2004 first half, higher than the 23.3% of net sales in the 2003 first half.

        Other Segment. Net sales of $49 million in the 2004 first half represented a $9 million, or 24%, increase from net sales of $40 million in the 2003 first half, primarily due to an increase in our electronic thermal management sales and higher sales volumes of carbon electrodes and refractory products due to order patterns and timing. Cost of sales of $39 million in the 2004 first half represented an $8 million, or 28%, increase from cost of sales of $31 million in the 2003 first half. The increase in cost of sales was primarily related to higher sales volume sold in our advanced carbon materials line of business. Gross profit in the 2004 first half was $10 million (a gross margin of 21.9% of net sales) as compared to gross profit in the 2003 first half of $9 million (a gross margin of 24.7% of net sales).

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Items Affecting Us as a Whole. Selling, administrative and other expenses were $43 million in the 2004 first half and $42 million the 2003 first half. Higher selling expenses associated with higher net sales, higher costs from the acceleration of our global systems implementation and internal costs related to process improvements and efforts associated with requirements of the Sarbanes-Oxley Act were partially offset by cost savings programs and productivity initiatives. Research and development expenses decreased to $4 million in the 2004 first half from $5 million in the 2003 first half.

        Other (income) expense, net, was expense of $20 million in the 2004 first half primarily due to a $6 million loss attributable to a reduction of $43 million of Senior Notes outstanding (due to debt for equity exchanges and repurchases for cash), $5 million in currency exchange losses primarily associated with euro-denominated intercompany loans, $4 million for legal, environmental and other related costs, $2 million for the mark-to-market adjustment on interest rate caps, $1 million of transaction-related taxes and $4 million of bank fees and other expenses, partially offset by a curtailment gain from the termination of a defined benefit pension plan of $2 million. Other (income) expense, net, was income of $10 million in the 2003 first half primarily due to currency exchange benefits of $19 million primarily associated with euro-denominated intercompany loans. These benefits were partially offset by other expenses, including a $2 million fair value adjustment and $4 million of bank, legal, environmental and other related costs.

        Restructuring charges were $4 million in the 2004 first half. We recorded a $3 million charge primarily associated with the completion of severance agreements for approximately two-thirds of the employees terminated in connection with the closure of our Italian graphite electrode manufacturing facility. We recorded a $1 million charge associated with changes in estimates for the U.S. voluntary and selective severance programs. Restructuring charges were $20 million in the 2003 first half. We recorded $20 million of restructuring charges, consisting of $9 million for organizational changes and $11 million for the closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce. The $9 million charge for organizational changes related to U.S. voluntary and selective severance programs and related benefits associated with a workforce reduction of 103 employees. The closure of our non-qualified U.S. defined benefit plan resulted in recognition of net non-cash actuarial losses of $11 million.

        We recorded a $1 million charge for additional potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims in the 2004 first quarter. This charge was offset by a gain due to the refund of €10 million ($12 million based on currency exchange rates then in effect) that we received from the EU Competition Authority as a result of the reduction of the EU antitrust fine to €42 million, plus accrued interest of €7.7 million (which was calculated at a rate of 8.04% per annum), an aggregate of about $59 million at currency exchange rates in effect at the time the decision on the appeal was issued.

        Interest expense was $17 million in the 2004 first half as compared to $27 million in the 2003 first half. Interest rate swaps reduced our interest expense by approximately $10 million during the 2004 first half, including $6 million of benefit for current interest rate swaps,

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

$1 million of amortization of fair value adjustments for previously sold interest rate swaps and a $3 million reduction of interest expense from acceleration of amortization of fair value adjustments for previously sold interest rate swaps as a result of our exchanges of Senior Notes for common stock. Average total debt outstanding was $674 million in the 2004 first half as compared to $758 million in the 2003 first half. The average annual interest rate was 5.9% in the 2004 first half as compared to 6.3% in the 2003 first half. These average annual rates include the benefits of our interest rates swaps, but exclude imputed interest on the DOJ antitrust fine and the acceleration of the amortization of gains realized from the sale of interest rate swaps due to the early extinguishment of debt from our exchanges of Senior Notes for common stock.

        We recorded interest income in the 2004 first quarter of $1 million primarily attributable to interest earned on cash proceeds from the issuance and sale of the Debentures.

        Provision for income taxes was a charge of $5 million in the 2004 first half as compared to $1 million in the 2003 first half. The effective income tax rate was approximately 22% in the 2004 first half, lower than 35% due to a benefit from the EU Competition Authority refund, which was non-taxable in the U.S., offset by nondeductible expenses associated with the restructuring charge.

        During the 2003 first half, we recorded a $1 million gain from the sale of our non-strategic composite tooling business for $16 million (which included a $1 million working capital adjustment). The discontinued business recorded a net income from operations of $1 million during the 2003 first half.

        As a result of the changes described above, net income was $18 million in the 2004 first half as compared to net loss of $2 million in the 2003 first half.

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

        During the past three years, we experienced higher freight, energy and other raw material costs primarily due to substantial increases in regional and worldwide market prices of natural gas and other petroleum-based raw materials. We have generally been able to mitigate the effects of those increases on our cost of sales by a combination of improved operating efficiency and ongoing cost savings. In addition, during 2003, we mitigated seasonal increases in our natural gas costs by entering into short duration fixed rate purchase contracts with certain of our North American suppliers. These contracts expired in the 2004 first quarter. In addition, we entered into natural gas derivative contracts, effectively fixing 100% of our direct and indirect natural gas cost exposure in North America (45% of direct worldwide exposure). These contracts expired in April 2004. Except as described above, we did not experience significant inflation with respect to our costs. We cannot assure you that future increases in our costs will

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

not occur or exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

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

        Significant changes in currency exchange rates impacting us are described under “Effects of Changes in Currency Exchange Rates” and “Results of Operations – Items Affecting Us as a Whole.”

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

        During the 2004 first half, the average exchange rate of the euro, the South African rand and the Brazilian real increased about 12%, 21% and 11%, respectively, when compared to the average exchange rate for the 2003 first half. During the 2004 first half, the average exchange rate for the Mexican peso declined about 5% when compared to the average exchange rate for the 2003 first half.

        In the case of net sales of graphite electrodes, the impact of these events was an increase of about $9 million in the 2004 first half as compared to the 2003 first half. In the case of cost of sales of graphite electrodes, the impact of these events was an increase of about $9 million in 2004 first half as compared to the 2003 first half.

        We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At June 30, 2004, the aggregate principal amount of these loans was $399 million (based on currency exchange rates in effect at June 30, 2004). These loans are subject to translation gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, translation gains and losses on these loans are recorded in other (income) expense, net, on the Consolidated Statements of Operations. Those gains or losses are, however, non-cash. Foreign currency translation gains and losses relating to these loans included in other (income) expense, net, were a loss of $7 million in the 2004 first half and a gain of $22 million in the 2003 first half. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments as described under “Item 3–Qualitative and Quantitative Disclosures about Market Risk.”

Liquidity and Capital Resources

        Our sources of funds have consisted principally of invested capital, cash flow from operations and debt and equity financings. Our uses of those funds (other than for operations)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

have consisted principally of debt reduction, capital expenditures, payment of fines, liabilities and expenses in connection with antitrust investigations, lawsuits and claims and payment of restructuring costs.

        We are highly leveraged and have other substantial obligations. At June 30, 2004, we had total debt of $680 million, cash and cash equivalents of $56 million and a stockholders’ deficit of $61 million. In addition, we have historically factored a substantial portion of our accounts receivable and used the proceeds to reduce our debt. Certain of our subsidiaries sold receivables totaling $96 million and $5 million during the 2003 first half and 2004 first half, respectively. If we had not sold such receivables, our accounts receivable and our debt would have been about $45 million higher at December 31, 2003 and unchanged at June 30, 2004. We have used a portion of the net proceeds from the issuance and sale of the Debentures to replace the cash previously provided by such factoring.

        We use cash and cash equivalents, funds available under the Revolving Facility, subject to continued compliance with the financial covenants and representations under the Senior Facilities, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. At June 30, 2004, the Revolving Facilities provided for maximum borrowings of up to €175 million ($213 million, based on currency exchange rates in effect at June 30, 2004). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities. At June 30, 2004, we were in compliance with the financial covenants under the Senior Facilities and had no outstanding balance under the Revolving Facility with $196 million (after consideration of outstanding letters of credit and at currency exchange rates in effect at June 30, 2004) fully available. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

        At June 30, 2004, 67% (or $450 million) of our total debt had effectively been converted to variable rate obligations. At June 30, 2004, we also had interest rate caps for a total notional amount of $500 million through August 2007. These instruments effectively cap our interest rate exposure (represented by the net impact of our swaps on the Senior Notes) to no greater than 356 basis points above the six-month LIBOR rate of 194 basis points at June 30, 2004.

        We continue to implement interest rate management initiatives to seek to minimize interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk” in this Report. We estimate that we will have interest expense of approximately $39 million for 2004, an increase of $4 million from our prior estimates due to rising interest rates.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments at June 30, 2004:

	Payment Due By Period
	Total	Year Ending June 2005	Two Years Ending June 2007	Two Years Ending June 2009	Years Ending After June 2009
	(Dollars in millions)
Contractual and Other Obligations
Total long-term debt	$680	$--	$1	$--	$679
Capital lease obligations	--	--	--	--	--
Operating leases	7	3	4	--	--
Unconditional purchase obligations(a)	43	8	15	10	10

Total contractual obligations	730	11	20	10	689
Estimated liabilities and expenses in
connection with antitrust
investigations and related
lawsuits and claims(b)	50	15	35	--	--
Postretirement, pension and related
benefits	82	19	17	12	34
Other long-term obligations	17	6	3	3	5

Total contractual and other
obligations	$879	$51	$75	$25	$728

Other Commercial Commitments
Lines of credit(c)	$25	$25	$--	$--	$--
Letters of credit	--	--	--	--	--
Guarantees	3	1	2	--	--

Total other commercial commitments	$28	$26	$2	$--	$--

(a)	Consists primarily of a ten year information technology service contract with CGI Group, Inc. (“CGI”) valued at $75 million ($35 million of which is an unconditional purchase obligation at June 30, 2004). Excludes a ten year finance and accounting business processes service contract valued at $36 million (which does not include an unconditional purchase obligation).

(b)	Consists primarily of the outstanding balance of the DOJ antitrust fine.

(c)	Consists of local lines of credit established by our foreign subsidiaries for working capital purposes and are not part of the Revolving Facility.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        During the 2004 first half, our total long-term debt increased to $680 million, primarily because we sold $225 million aggregate principal amount of Debentures for net proceeds of $218 million and used a portion of the proceeds to reduce higher interest rate or cost obligations, consisting of repaying $21 million of term loans under the Senior Facilities, making a $74 million provisional payment to the EU Competition Authority against the EU antitrust fine and replacing cash previously provided by factoring of accounts receivable of $45 million. In addition, we exchanged common stock for $35 million aggregate principal amount of Senior Notes, plus accrued interest, and purchased $8 million of Senior Notes, plus accrued interest.

        Cash Flow and Plans to Manage Liquidity. As a result of our significant leverage and other substantial obligations, we have placed high priority on the generation and growth of cash flow, principally for debt reduction, capital reinvestment and growth opportunities. Our efforts include plant productivity and expansion efforts (including expansion of our graphite electrode manufacturing facilities in Mexico and Spain), our 2002 major cost savings plan and financing activities, including extinguishment of antitrust, pension and postretirement liabilities.

        During the four years prior to 2002, we had positive annual cash flow from operations, excluding payments in connection with restructurings and antitrust investigations, lawsuits and claims. Typically, the first quarter of each year resulted in neutral or negative cash flow from operations (excluding payments in connection with restructurings, antitrust investigations, lawsuits and claims and the impact of the reduction of factoring of accounts receivable) due to various factors. These factors included customer order patterns, fluctuations in working capital requirements and payment of variable compensation with respect to the immediately preceding year. Typically, the other three quarters resulted in positive cash flow from operations (before such exclusions). The third quarter tended to produce relatively less positive cash flow from operations primarily as a result of scheduled plant shutdowns by our customers for vacations.

        Our cash flow from operations (before such exclusions) in the first and third quarters typically is adversely impacted by the semi-annual interest payments on the Senior Notes and will be further impacted by the semi-annual interest payments on the Debentures beginning in July 2004. The second and fourth quarters correspondingly benefit from the absence of such interest payments.

        As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, and accounts payable and payments thereof to seek to maximize our free cash at any given time and minimize accounts receivable losses. In addition, we have historically factored a portion of our accounts receivable and used the proceeds to reduce our debt. In the 2004 first half, we used a portion of the net proceeds from the issuance and sale of the Debentures to replace cash provided by factoring of accounts receivable. Certain of our subsidiaries sold receivables totaling $96 million in the 2003 first half and $5 million in the 2004 first half. If we had not sold such receivables, our accounts receivable and our debt would have been about $45 million higher at December 31, 2003 and unchanged at June 30, 2004. When we sell receivables, we incur costs equal to approximately 3.2% to 8.0% of the amount of the receivables sold. In addition, careful management of credit risk over at least the past three years

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

has allowed us to avoid significant accounts receivable losses notwithstanding the poor financial condition of many of our potential and existing customers. In order to seek to minimize our credit risks, we reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unrecovered trade receivables worldwide were only 0.2% of global net sales during this period. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

        Off-Balance-Sheet Financings and Commitments. We have not, since January 1, 2003, undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

o	Interest rate caps and swaps and currency exchange rate contracts which are described under “Item 3 – Quantitative and Qualitative Disclosures About Market Risk.”

o	Commitments under non-cancelable operating leases that, at December 31, 2003, totaled less than $1 million individually in each year and $8 million in the aggregate and, at June 30, 2004, totaled less than $1 million individually in each year and $7 million in the aggregate.

o	Minimum required purchase commitments under our information technology outsourcing services agreement with CGI described under “–Long-Term Contractual, Commercial and Other Obligations and Commitments” that, at December 31, 2003, totaled approximately $5 million in each year and about $38 million in the aggregate

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

and, at June 30, 2004, totaled approximately $5 million in each year and about $35 million in the aggregate.

o	Factoring of accounts receivable as described under “–Cash Flow and Plans to Manage Liquidity.”

        We have not been, since January 1, 2003, affiliated with or related to any special purpose entity other than GrafTech Finance, our wholly-owned and consolidated finance subsidiary.

        Cash Flows. In general, during 2003 and the 2004 first half, we used cash in operating activities (including payments related to restructurings and antitrust investigations, lawsuits and claims) as well as for capital expenditures. Financing for these uses was provided primarily by net proceeds from our public offerings of common stock in 2003, our incurrence of long-term and short-term debt, and proceeds from sales of non-strategic assets and interest rate swaps. We expect that we will have net cash used in operating activities in 2004. For 2004, we expect to make payments of about $17 million related to restructurings, about $85 million related to antitrust fines (excluding the refund of $12 million from the reduction of the EU antitrust fine) and about $45 million related to replacement of cash that would have been provided by factoring of accounts receivable. Excluding payments related to restructurings, antitrust fines and the impact of the reduction of factoring of accounts receivables, we believe that we will have net positive cash provided by operating activities in 2004.

        Cash Flow Used in Operating Activities. Cash flow used in operating activities was $152 million in 2004 first half as compared to $25 million in 2003 first half, an increase of $127 million.

        Cash used in operating activities was $152 million in the 2004 first half. The primary uses consisted of $195 million for working capital and $17 million for other long-term assets and liabilities offset by a source of cash of $60 million from the net income, after adding back the net effect from non-cash items. Working capital uses related primarily to $77 million of payments for antitrust investigations and related lawsuits and claims, $14 million of restructuring payments, decreases in payables due to timing of payment patterns (including our semi-annual interest payment on the Senior Notes), and a reduction in factoring of accounts receivable of $45 million. Other long-term assets and liabilities uses were primarily for pension and postretirement benefits. Non-cash items consisted primarily of $14 million related to deferred income taxes, $17 million of depreciation and amortization and $5 million of loss on exchange of common stock for Senior Notes.

        Cash used in operating activities was $25 million in the 2003 first half. The primary uses consisted of $27 million for working capital, offset by $1 million from the net loss, after adding back the net effect from non-cash items. Working capital uses related primarily to decreases in payables due to timing of payment patterns and increases in inventories to support anticipated customer demand. Non-cash items consisted primarily of $20 million of restructuring charges

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

offset by other non-cash charges related primarily to $19 million of currency exchange gains on euro-denominated intercompany loans.

        Cash Flow Used in Investing Activities. Cash flow used in investing activities was $22 million in the 2004 first half and $5 million in the 2003 first half. Virtually all of such investing activities for the 2004 first half consisted of capital expenditures. Capital expenditures in the 2004 first half related primarily to the expansion of graphite electrode manufacturing capacity, including expansion of our graphite electrode manufacturing facilities in Spain, implementation of J.D. Edwards information systems and essential capital maintenance.

        Capital expenditures in the 2003 first half related primarily to expansion of graphite electrode manufacturing capacity in our facility in Mexico, implementation of J.D. Edwards information systems and essential capital maintenance. These expenditures were offset by the proceeds of $15 million from the sale of our non-strategic composite tooling business.

        Cash Flow Provided by Financing Activities. Cash flow provided by financing activities was $195 million during 2004 first half as compared to $27 million in 2003 first half. During the 2004 first half, we received gross proceeds of $225 million (less issuance costs of $7 million) from the issuance and sale of the Debentures. We used these proceeds primarily to repay term loans of $21 million outstanding under the Senior Facilities. We also used these proceeds to make a provisional payment to the EU Competition Authority against the EU antitrust fine and to replace cash previously provided by factoring of accounts receivable as described above in “-Cash Flow Used in Operating Activities”. In addition, we purchased $8 million aggregate principal amount of Senior Notes, plus accrued interest, for $9 million in cash.

        Cash flow provided by financing activities was about $27 million during 2003 first half primarily due to $31 million in proceeds from the sale of interest rate swaps, offset primarily by purchase of interest rate caps and dividends paid to minority stockholders.

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

Description of Our Financing Structure

        A description of our financing structure is set forth under “Management’s Discussion and Analysis of Financial Condition–Description of our Financing Structure” in the Prior Reports.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Description of Senior Facilities, Senior Notes and Debentures. A complete description of the Senior Facilities, the Senior Notes and the Debentures is set forth under “Long-Term Debt and Liquidity" in the Prior Reports. Such description and the following discussion contains all of the information required with respect thereto.

      Senior Facilities

        In February 2000, we obtained the Senior Facilities, which consists of, among other things, a Revolving Facility. The Revolving Facility provides for dollar and euro-denominated revolving and swing line loans to, and the issuance of dollar and euro-denominated letters of credit for the account of, GrafTech Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed, initially, €250 million, at December 31, 2003, €200 million (€25 million of which could only be used to pay or secure payment of the EU antitrust fine) and at June 30, 2004, €175 million. The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than the difference between $75 million (which has been reduced to $32 million, after giving effect to the $10 million charge relating to the EU antitrust fine recorded in July 2001, the $32 million charge relating to the EU antitrust fine recorded in the 2003 fourth quarter and the $1 million charge relating to the EU antitrust fine recorded in the 2004 first quarter) and the principal amount of certain other debt (none of which debt was outstanding at June 30, 2004).

        At December 31, 2003 and June 30, 2004, there was nil outstanding under the Revolving Facility. The weighted average interest rate on the Senior Facilities was 6.3% during the 2003 first half.

        GrafTech Finance has made and is required to make domestic intercompany loans and foreign unsecured intercompany loans of the net proceeds of borrowings under the Senior Facilities to GrafTech Global’s subsidiaries. We used the proceeds from the issuance of the Senior Notes in February 2002 to finance the repayment of all such foreign intercompany term loans that were outstanding at such time. The only other such intercompany loans that were outstanding at such time or thereafter were and are intercompany revolving loans to UCAR Carbon and our Swiss subsidiary. At June 30, 2004, the outstanding aggregate balance of the intercompany revolving loans to UCAR Carbon and our Swiss subsidiary was nil.

      Senior Notes

        On February 15, 2002, GrafTech Finance issued $400 million aggregate principal amount of Senior Notes. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002, at the rate of 10.25% per annum. On May 6, 2002, GrafTech Finance issued $150 million aggregate principal amount of additional Senior Notes at a purchase price of 104.5% of principal amount, plus accrued interest from

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

February 15, 2002, under the Senior Note Indenture. All of the Senior Notes constitute one class of debt securities under the Senior Note Indenture. The Senior Notes mature on February 15, 2012.

        Unsecured intercompany term notes in an aggregate principal amount, at June 30, 2004, equal to $520 million (based on currency exchange rates in effect at June 30, 2004) issued by our operating subsidiaries in Mexico, South Africa and Switzerland and our holding company subsidiary in France and guarantees of those unsecured intercompany term notes by our principal foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at June 30, 2004 equals $351 million (based on currency exchange rates in effect at June 30, 2004), or about 78% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at June 30, 2004 of $169 million (based on currency exchange rates in effect at June 30, 2004) and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities, the holders of the Senior Notes and, pursuant to the subsidiary guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

        Our operating subsidiary in Italy engaged in the advanced graphite materials business, our operating subsidiary in Russia and Carbone Savoie, AET and certain immaterial domestic and foreign operating and holding companies are neither guarantors of the secured intercompany revolving note of our Swiss subsidiary that is pledged to secure the Senior Facilities nor guarantors of the Senior Notes or the unsecured intercompany term notes pledged to secure the Senior Notes, nor guarantors of the Debentures. At December 31, 2003 and June 30, 2004, the aggregate combined book value of their assets was about $189 million and $188 million, respectively, and their debt and liabilities totaled $78 million (excluding intercompany trade and other miscellaneous liabilities of $20 million) and $86 million (excluding intercompany trade and other miscellaneous liabilities of $25 million), respectively. For the 2004 first half and 2003 first half, their aggregate combined net loss was about $2 million and nil, respectively. For the 2004 first half and 2003 first half, their aggregate combined net source of cash from operations was about $17 million and nil, respectively (excluding the impact of payments and borrowings under a short-term unsecured intercompany cash flow note issued by Carbone Savoie).

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

      Debentures

        On January 22, 2004, GTI issued $225 million aggregate principal amount of Debentures. Interest on the Debentures is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2004, at the rate of 1.625% per annum. The Debentures mature on January 15, 2024, unless earlier converted, redeemed or repurchased.

        On July 1, 2004, the EITF reached a tentative consensus on the EPS calculation for issuers of contingently convertible bonds (“CoCos”). In Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” the EITF has proposed that the potential EPS dilution from CoCos should be considered and included in the EPS calculation from the date of issue. Currently, we do not consider the EPS dilution of the Debentures until the closing price of our common stock reaches the threshold to permit conversion of the Debentures at the option of holders of Debentures of $20.73 per share for at least 20 trading days during 30 consecutive trading days ending on the first day of a fiscal quarter. If all of the Debentures were converted, we would currently be required to issue approximately 13.6 million shares.

        If this proposal is implemented, the shares issuable upon conversion of the Debentures would be considered dilutive immediately. If this proposal had been implemented as of January 1, 2004, it would have reduced our 2004 second quarter and 2004 first half diluted EPS by approximately $0.01 and our earnings guidance for 2004 by approximately $0.04 to $0.05.

Litigation Against Our Former Parent Companies Initiated By Us

        In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation, to recover certain payments made to them in connection with our leveraged equity recapitalization in January 1995 as well as certain unjust receipts by them from their investments in us and damages for aiding and abetting breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion, including interest. In January 2004, the SDNY District Court granted the defendants’ motion to dismiss this lawsuit. We have appealed the grant of the motion to dismiss as well as the grant in November 2002 of a motion to disqualify certain of our counsel to the U.S. Second Circuit Court of Appeals. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through appeal and ultimately trial. Through June 30, 2004, we had incurred about $6 million of these legal expenses. This lawsuit is in its earliest stages, and the ultimate outcome of this lawsuit is subject to many uncertainties.

Antitrust Litigation Against Us

        In April 1998, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. Of the $110 million original aggregate

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

amount, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. Through June 30, 2004, $61 million has been paid toward the DOJ antitrust fine (including imputed interest of $20 million). The payment schedule for the balance of $49 million consists of quarterly payments ranging from $3.25 million to $5.375 million, payable from April 2004 through January 2007. Beginning in 2004, the DOJ may ask the EDPA District Court to accelerate the payment schedule based on a change in our ability to make such payments. Interest began to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest of 1.50% per annum. Accrued interest is payable together with each quarterly payment.

        In January 2000, the EU Competition Authority alleged that we and other producers violated European antitrust laws in connection with the sale of graphite electrodes. In July 2001, the EU Competition Authority assessed a fine of €50.4 million against us. In October 2001, we filed an appeal to the European Court challenging, among other things, the amount of the EU antitrust fine, including the accrual of interest and the rate thereof.

        In February and April, 2004, we posted $71 million and $3 million, respectively, with the EU Competition Authority as a provisional payment against the EU antitrust fine and accrued interest at a rate of 8.04% per annum.

        On April 29, 2004, the EU antitrust fine was reduced on appeal to €42 million, plus accrued interest of €7.7 million (at a rate of 8.04% per annum), an aggregate of about $59 million at currency exchange rates in effect at the time the decision on the appeal was issued. As a result of this reduction, in June 2004, we received a refund of €10 million ($12 million based on currency exchange rates then in effect) from the EU Competition Authority.

        The antitrust investigations against us in the U.S., Canada, the European Union, Japan and Korea with respect to graphite electrodes and in the European Union with respect to graphite electrodes and isostatic and extruded specialty graphite have been finally resolved. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by antitrust authorities in other jurisdictions.

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

        Since 1997, we have recorded pretax charges of $383 million against results of operations as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The charges of $383 million are calculated on a basis that (i) excludes, among other things, both actual and imputed interest on the DOJ antitrust

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

fine and (ii) includes, among other things, actual interest on the EU antitrust fine and the impact of changes in currency exchange rates on the euro-denominated EU antitrust fine. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, as of June 30, 2004, $383 million represents our estimate of these liabilities and expenses.

        Through June 30, 2004, we paid an aggregate of $353 million of fines and net settlements and expenses (of which $333 million has been applied against the reserve and $20 million of imputed interest has not been applied against the reserve). In the aggregate, the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charges of $383 million.

        At June 30, 2004, $50 million remained in the reserve. The remaining amount of the reserve is unfunded. Such remaining amount is available primarily for the DOJ antitrust fine. The reserve does not cover interest on the DOJ antitrust fine. Such interest will be recorded in interest expense on the Consolidated Statements of Operations.

        Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as pending appeals and unsettled pending, threatened and possible lawsuits and claims) could be materially higher than $383 million and the timing of payment thereof could be sooner than anticipated.

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

        Interest Rate Management. We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities. We have interest rate swaps that effectively convert fixed rate debt (represented by the Senior Notes) into variable rate debt based on the six month LIBOR rate as of the date of payment, calculated in arrears. At December 31, 2003 and June 30, 2004, we had swaps for a notional amount of $485 million and $450 million, respectively.

        Our interest rate swaps are designated as hedging the exposure to changes in the fair value of the related debt (called a fair value hedge). The related debt for our swaps is the Senior Notes. Our swaps are marked-to-market monthly, and we are required to provide cash collateral to the counterparty to the extent that the negative fair value of our swaps, net of the fair value of our interest rate caps, exceeds $15 million. We may, at any time, close out our positions in these swaps.

        At June 30, 2004, the carrying value of our debt was reduced by $25 million (excluding the offsetting value of our interest rate caps of $3 million) as a result of our fair value hedges. The interest rate swap derivative was valued at $25 million at June 30, 2004 and recorded as part of other long-term obligations on the Consolidated Balance Sheets. When we sell swaps, the

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through exchanges or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs. At June 30, 2004, the carrying value of our debt was increased by $27 million as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $2 million increase in the fair value of our debt, and is recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.”

        We enter into agreements with financial institutions that are intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure (represented by the net impact of our swaps on the Senior Notes) to no greater than 356 basis points above the six-month LIBOR rate of 194 basis points at June 30, 2004. At December 31, 2003 and June 30, 2004, we had interest rate caps for a notional amount of $500 million. All of our interest rate caps are marked-to-market monthly. Gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. The mark-to-market adjustment on caps amounted to a $1 million loss for the 2003 second quarter and a nominal gain for the 2004 second quarter. Losses on caps amounted to $2 million for the 2003 first half and the 2004 first half.

        Interest rate swaps reduced our interest expense by approximately $9 million in the 2003 first half.

        Interest rate swaps reduced our interest expense by $10 million in the 2004 first half. The reduction was due to the benefit from current interest rate swaps in the amount of $6 million. Also included in this $10 million was $1 million of amortization of fair value adjustments for previously sold interest rate swaps. The credit to interest expense for the 2004 first half due to acceleration of the amortization of fair value adjustments for previously sold interest rate swaps amounted to $3 million.

        Currency Rate Management. We enter into foreign currency instruments to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. All of these contracts mature within one year and are marked-to-market monthly. We had no such contracts outstanding at December 31, 2003. We had $49 million notional amount of open foreign exchange contracts outstanding at June 30, 2004. Gains and losses due to the recording of such

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

contracts at fair value are recognized currently in other (income) expense, net, on the Consolidated Statements of Operations. We recorded a loss of $2 million with respect to the contracts held during the 2003 first half and nominal losses with respect to contracts held during the 2004 first half. Realized gains with respect to contracts held during the 2004 first half were $2 million.

        Commercial Energy Rate Management. We have entered into short duration fixed rate purchase contracts with certain of our North American natural gas suppliers in order to mitigate seasonal increases in our natural gas costs. These contracts expired at the end of the 2004 first quarter. In addition, we entered into natural gas hedge derivative contracts, effectively fixing 100% of our direct and indirect natural gas cost exposure in North America (45% of direct worldwide exposure). These contracts expired in April 2004.

        Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates for the 2004 first half. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the 2004 first half by about $4 million. In addition, based on this analysis, a hypothetical increase in interest rates of 100 basis points (including the impact of such increase on current interest rate swaps) would have increased our interest expense by about $2 million for the 2004 first half.

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

        As previously disclosed, we are currently in the process of implementing an enterprise resource planning system globally. Implementation is being undertaken in phases and is currently planned to be completed in 2005. During the 2004 first half, we completed this implementation with respect to certain locations in the U.S. In July 2004, we completed this implementation with respect to our facilities in France and Switzerland. These events are

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

changing how transactions are processed as well as the individuals or locations responsible for the transaction processing.

        Except for the enterprise resource planning system implementation in certain U.S. facilities described above, there has been no change in our internal controls over financial reporting that occurred during the 2004 first half that materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

        We are currently assessing our internal controls over financial reporting as compared to the new standards that were recently adopted by the Public Company Accounting Oversight Board. We estimate that the aggregate incremental cost we will incur for internal and external services in connection with this assessment will be about $3 million. Internal costs consist principally of payroll costs.

        A control system is subject to inherent limitations and, as a result, can provide only reasonable, not absolute, assurance that the system’s objectives will be achieved. In the first instance, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, decision-making in connection with system design or operation can be faulty, and breakdowns can occur because of simple error or mistake or fraud. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

PART II
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

        This information required in response to this Item is set forth in Note 12 to the Notes to Consolidated Financial Statements contained in this Report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect thereto.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 26, 2004, GTI held its annual meeting of stockholders in Wilmington, Delaware.

        At the meeting, the stockholders elected directors, and the shares present at the meeting were voted for or withheld from each nominee, as follows:

Name of Director	Number of Shares Cast For	Percentage of Votes Cast For	Number of Shares Withheld

R. Eugene Cartledge	88,001,479	92.47	3,295,969
Mary B. Cranston	86,414,341	90.80	4,883,107
John R. Hall	86,079,748	90.45	5,217,700
Harold E. Layman	86,029,472	90.40	5,267,976
Ferrell P. McClean	86,705,105	91.11	4,592,343
Michael C. Nahl	85,608,064	89.95	5,689,384
Gilbert E. Playford	87,712,872	92.17	3,584,576
Craig S. Shular	88,452,348	92.94	2,845,100

        At the meeting, the stockholders voted on a stockholder proposal to reinstate certain retiree life and medical benefits. The proposal was not approved. The shares present at the meeting were voted on the proposal as follows:

Number of Shares Cast For	Percentage of Shares Cast For	Number of Shares Cast Against	Number of Shares Abstaining	Number of Broker Non-Votes
1,554,344	1.63	81,036,802	578,477	8,127,825

PART II (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

        The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer & President.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer & President.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.

(b)   Reports on Form 8-K

        The following report on Form 8-K was filed during the 2004 second quarter:

(1)	Current Report on Form 8-K, dated April 6, 2004, filed with the SEC under Item 4 on April 12, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	GRAFTECH INTERNATIONAL LTD. By: /s/ Corrado F. De Gasperis Corrado F. De Gasperis Vice President, Chief Financial Officer & Chief Information Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer & President.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer & President.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.