Form 10-Q
period 2004-09-30
GRAFTECH INTERNATIONAL LTD
filed 2004-11-09
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————————

FORM 10-Q

——————————

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from .................... to ....................

——————————

Commission file number:  1-13888

——————————

GRAFTECH INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1385548 (I.R.S. Employer Identification Number)

_________________

1521 Concord Pike Brandywine West, Suite 301 Wilmington, DE (Address of principal executive offices)	19803 (Zip code)

Registrant’s telephone number, including area code:   (302) 778-8227

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

Yes [X]    No [   ]

As of September 30, 2004, 97,485,734 shares of common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Consolidated Balance Sheets at December 31, 2003 and September 30, 2004 (unaudited)	Page 3
Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2003 and 2004 (unaudited)	Page 4
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2003 and 2004 (unaudited)	Page 5
Consolidated Statements of Stockholders' Deficit for the Year ended December 31, 2003 and the Nine Months ended September 30, 2004 (unaudited)	Page 7
Notes to Consolidated Financial Statements (unaudited)	Page 8
Introduction to Part I, Item 2, and Part II, Item 1	Page 33
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 39
Long-Term Contractual, Commercial and Other Obligations and Commitments	Page 56
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 67
Item 4. Controls and Procedures	Page 69
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	Page 72
Item 6. Exhibits	Page 72
SIGNATURE	Page 73
EXHIBIT INDEX	Page 74

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)
(Unaudited)

	At December 31, 2003	At September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$34	$61
Accounts and notes receivable, net of allowance for doubtful accounts of
$4 million at December 31, 2003 and September 30, 2004	126	183
Inventories:
Raw materials and supplies	49	60
Work in process	121	123
Finished goods	34	29

	204	212
Prepaid expenses and other current assets	24	26

Total current assets	388	482

Property, plant and equipment	1,031	1,054
Less: accumulated depreciation	691	711

Net property, plant and equipment	340	343
Deferred income taxes	176	147
Goodwill	20	20
Assets held for sale	1	-
Other assets	42	44

Total assets	$967	$1,036

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$89	$62
Short-term debt	1	1
Accrued income and other taxes	31	35
Other accrued liabilities	173	100

Total current liabilities	294	198

Long-term debt:
Principal value	516	676
Fair value adjustments for hedge instruments	14	17
Unamortized bond premium	4	2

Total long-term debt	534	695

Other long-term obligations	193	143
Deferred income taxes	43	44
Minority stockholders' equity in consolidated entities	31	31

Commitments and contingencies

Stockholders' deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, 150,000,000 shares authorized, 96,402,287 shares issued at December 31, 2003, 100,451,301 shares issued at September 30, 2004	1	1
Additional paid-in capital	893	941
Accumulated other comprehensive loss	(286)	(289)
Accumulated deficit	(644)	(636)
Less: cost of common stock held in treasury, 2,451,035 shares at December 31, 2003 and September 30, 2004	(86)	(86)
Less: common stock held in employee benefit and compensation trusts, 514,532 shares at December 31, 2003 and September 30, 2004	(6)	(6)

Total stockholders' deficit	(128)	(75)

Total liabilities and stockholders' deficit	$967	$1,036

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
Net sales	$173	$206	$524	$616
Cost of sales	132	152	401	463

Gross profit	41	54	123	153

Research and development	3	2	8	6
Selling, administrative and other expenses	21	25	63	68
Other (income) expense, net	1	(2)	(9)	18
Restructuring charges	-	(3)	20	1
Antitrust investigations and related lawsuits and claims	-	-	-	(11)
Interest expense	9	10	36	27
Interest (income)	-	-	-	(1)

	34	32	118	108

Income (loss) from continuing operations before provision
for income taxes and minority stockholders' share of income	7	22	5	45
Provision for income taxes	1	31	2	36
Minority stockholders' share of income	-	1	1	1

Income (loss) from continuing operations	6	(10)	2	8

Income from discontinued operations (less applicable income tax expense)	-	-	1	-

Gain on sale of discontinued operations (less applicable income tax expense)	-	-	1	-

Net income (loss)	$6	$(10)	$4	$8

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.09	$(0.10)	$0.04	$0.09
Discontinued operations	-	-	0.02	-

Net income (loss) per share	$0.09	$(0.10)	$0.06	$0.09

Weighted average common shares outstanding (in thousands)	65,576	97,428	59,723	96,224

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.09	$(0.10)	$0.04	$0.08
Discontinued operations	-	-	0.02	-

Net income (loss) per share	$0.09	$(0.10)	$0.06	$0.08

Weighted average common shares outstanding (in thousands)	65,803	97,428	59,831	97,962

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2003	2004
Cash flow from operating activities:
Net income	$4	$8
Income from discontinued operations	1	-
Gain on sale of discontinued operations	1	-

Income from continuing operations	2	8
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22	26
Deferred income taxes	(4)	40
Antitrust investigations and related lawsuits and claims	-	1
Restructuring charges	20	1
Loss on exchange of common stock for Senior Notes	-	5
Interest expense	(6)	(3)
Post retirement plan changes	(6)	(8)
Gain of sale of assets	-	(3)
Fair value adjustments on interest rate caps	1	4
Other (credits) charges, net	(21)	1
(Increase) decrease in working capital*	(59)	(194)
Long-term assets and liabilities	(4)	(20)

Net cash used in operating activities from continuing operations	(55)	(142)
Net cash provided by operating activities from discontinued operations	1	-

Net cash used in operating activities	(54)	(142)

Cash flow from investing activities:
Capital expenditures	(29)	(31)
Purchase of derivative instruments	-	(1)
Sale of derivative instruments	1	-
Proceeds from sale of assets	-	5
Proceeds from sale of discontinued operations	15	-

Net cash used in investing activities	(13)	(27)

Cash flow from financing activities:
Short-term debt borrowings, net	(5)	(1)
Revolving Facility borrowings	364	-
Revolving Facility payments	(318)	-
Long-term debt borrowings	-	225
Long-term debt reductions	-	(29)
Proceeds from sale of interest rate swap, net	30	-
Purchase of interest rate caps	(5)	-
Proceeds from exercise of stock options	-	7
Financing costs	(1)	(7)
Dividends paid to minority stockholders	(4)	-

Net cash provided by financing activities	61	195

Net increase (decrease) in cash and cash equivalents	(6)	26
Effect of exchange rate changes on cash and cash equivalents	1	1
Cash and cash equivalents at beginning of period	11	34

Cash and cash equivalents at end of period	$6	$61

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2003	2004
*Net change in working capital due to the following components:

Decrease in current assets:
Accounts and notes receivable	(11)	(11)
Reduction in factoring of accounts receivable	-	(45)
Inventories	(11)	(7)
Prepaid expenses and other current assets	(1)	(1)
Payments for antitrust investigations and related lawsuits and claims	(4)	(80)
Restructuring payments	(4)	(15)
Decrease in accounts payable and accruals	(28)	(35)

Increase in working capital	$(59)	$(194)

Supplemental disclosures of cash flow information:

Net cash paid during the year for:
Interest	$60	$37
Income taxes	7	14

Non-cash operating, investing and financing activities:
Exchanges of common stock for Senior Notes which decrease long-term debt	$55	$35
Common stock issued to savings and pension plan trusts	9	1

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in millions, except share data)
(Unaudited)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit and Compensation Trusts	Total Stockholders' Deficit
Balance at January 1, 2003	59,211,664	$1	$636	$(304)	$(620)	$(88)	$(6)	$(381)

Comprehensive income (loss):
Net loss	-	-	-	-	(24)	-	-	(24)
Other comprehensive income (loss):
Minimum pension liability, net of tax	-	-	-	6	-	-	-	6
Foreign currency translation adjustments	-	-	-	12	-	-	-	12

Total other comprehensive income (loss)	-	-	-	18	(24)	-	-	(6)
Exchange of common stock for Senior Notes	9,888,870	-	57	-	-	-	-	57
Treasury stock	-	-	(2)	-	-	2	-	-
Common stock issued to savings and pension plan trusts	1,403,475	-	8	-	-	-	-	8
Sale of common stock in equity offering, net	25,300,000	-	190	-	-	-	-	190
Sale of common stock under stock options	598,278	-	4	-	-	-	-	4

Balance at December 31, 2003	96,402,287	$1	$893	$(286)	$(644)	$(86)	$(6)	$(128)

Comprehensive income (loss):
Net income	-	-	-	-	8	-	-	8
Other comprehensive income (loss):
Minimum pension liability, net of tax	-	-	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	(3)	-	-	-	(3)

Total other comprehensive income (loss)	-	-	-	(3)	8	-	-	5
Exchange of common stock for Senior Notes	3,161,131	-	41	-	-	-	-	41
Common stock issued to savings and pension plan trusts	105,446	-	1	-	-	-	-	1
Stock options granted	-	-	1	-	-	-	-	1
Sale of common stock under stock options	782,437	-	9	-	-	-	-	9
Other stock option activity	-	-	(4)	-	-	-	-	(4)

Balance at September 30, 2004	100,451,301	$1	$941	$(289)	$(636)	$(86)	$(6)	$(75)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Interim Financial Presentation

        These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “Annual Report”). Results of operations for the three months or nine months ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the entire year ending December 31, 2004.

        Certain amounts in the Consolidated Financial Statements for the three months and nine months ended September 30, 2003 and for the year ended December 31, 2003 have been reclassified to conform with current period presentation.

(2)   New Accounting Standards

        In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” This Issue is intended to clarify what is a “participating security” for purposes of applying Statement of Financial Accounting Standards (“SFAS”) No. 128. The Issue also provides further guidance on how to apply the two-class method of computing earnings per share (“EPS”) once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The guidance in this Issue has been effective for reporting periods beginning after March 31, 2004 and requires the restatement of previously reported EPS. Management has determined that the Debentures and stock options do not constitute participating securities as defined by this Issue. We adopted this Issue in the 2004 second quarter. The adoption of this Issue did not impact our basic and diluted EPS for the three months or nine months ended September 30, 2003 or 2004, respectively.

        In September 2004, the EITF reached a final consensus on the EPS calculation for issuers of contingently convertible bonds (“CoCos”). In Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” the EITF stated that the potential EPS dilution from CoCos should be considered and included in the EPS calculation from the date of issue regardless of whether the market price trigger has been met. Currently, we do not consider the EPS dilution of the Debentures until the closing price of our common stock reaches the conversion threshold of $20.73 per share for at least 20 trading days during 30 consecutive trading days ending on the first day of a fiscal quarter. If all of the Debentures were converted, we would currently be required to issue approximately 13.6 million shares. The final consensus on this Issue will be effective for all periods ending after December 15, 2004 and would be applied by retroactively restating previously reported EPS.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        The effect of this EITF Issue will require the shares issuable upon conversion of the Debentures to be considered dilutive immediately. As a result, it would have reduced our 2004 first nine months diluted EPS by approximately $0.01. This EITF Issue would not affect 2004 third quarter results because the inclusion of the shares issuable upon conversion of the Debentures would reduce the loss per share.

(3)   Stock-Based Compensation

        At September 30, 2004, GTI had several stock-based compensation plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” and related interpretations. No compensation expense has been recognized for our time vesting options granted with exercise prices at not less than market price on the date of grant. If compensation expense for those plans was determined by the fair value method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” our net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
	(Dollars in millions)
Net income (loss) as reported	$6	$(10)	$4	$8
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	-	-	-	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	-	(3)	(2)

Pro forma net income (loss)	$5	$(10)	$1	$7

Earnings per share:
Basic - as reported	$0.09	$(0.10)	$0.06	$0.09
Basic - pro forma	0.07	(0.10)	0.01	0.07
Diluted - as reported	0.09	(0.10)	0.06	0.08
Diluted - pro forma	0.07	(0.10)	0.01	0.07

(4)   Earnings Per Share

        Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128 using the following share data:

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
Weighted average common shares outstanding for basic calculation	65,575,781	97,428,395	59,723,034	96,223,825
Add: Effect of stock options	226,950	-	108,139	1,737,752

Weighted average common shares outstanding for diluted calculation	65,802,731	97,428,395	59,831,173	97,961,577

        Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities had been issued. As a result of the net loss reported for the 2004 third quarter, 1,498,615 of potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share in the 2004 third quarter because their effect would reduce the loss per share.

        In addition, the calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 8,946,580 and 4,146,862 shares in the 2003 third quarter and 2004 third quarter, respectively, and 9,058,268 and 4,061,875 in the 2003 first nine months and 2004 first nine months, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

        Lastly, when calculating EPS for the 2003 and 2004 first nine months and 2003 and 2004 third quarter, we exclude the potential dilution of the approximately 13.6 million shares of our common stock underlying the Debentures until the closing price of our common stock reaches the conversion threshold of $20.73 per share for at least 20 trading days during 30 consecutive trading days ending on the first day of a fiscal quarter.

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

        The following tables summarize financial information concerning our reportable segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
	(Dollars in millions)
Net sales to external customers:
Synthetic Graphite	$155	$184	$466	$545
Other	18	22	58	71

Consolidated net sales	$173	$206	$524	$616

Gross profit:
Synthetic Graphite	$37	$47	$110	$136
Other	4	7	13	17

Consolidated gross profit	$41	$54	$123	$153

(6)   Restructuring Charges and Impairment Losses

        We have had several restructuring charges and impairment losses during the past few years. At September 30, 2004, the outstanding balance of our restructuring reserve was $14 million. The components of this balance consist primarily of $6 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy, $3 million related to organizational changes, $2 million related primarily to remaining lease payments on our former corporate headquarters, $2 million related to the closure of our graphite electrode manufacturing operations in Welland, Canada, and $1 million related to the closure of our advanced graphite machining operations in Sheffield, United Kingdom. We expect to make the majority of these payments by the end of 2005.

        In the 2004 third quarter, we recorded a net restructuring benefit of $3 million, primarily due to a $4 million reduction in restructuring cost estimates associated with the closure of our graphite electrode operations in Caserta, Italy, partially offset by a $1 million charge relating primarily to severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom.

        In the 2004 second quarter, we recorded a $3 million charge primarily related to the completion of severance agreements for approximately two-thirds of the employees terminated

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in connection with the closure of our Italian graphite electrode manufacturing operations in Caserta, Italy.

        In the 2004 first quarter, we recorded a $1 million charge primarily associated with changes in estimates related to U.S. voluntary and selective severance programs.

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

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in millions)

Balance at December 31, 2003	$22	$7	$29

Restructuring charges	5	-	5
Change in estimates	-	(4)	(4)
Payments and settlements including non-cash items of $1 million	(15)	(1)	(16)

Balance at September 30, 2004	$12	$2	$14

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)   Other (Income) Expense, Net

        The following table presents an analysis of other (income) expense, net:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
	(Dollars in millions)
Currency (gains) losses	$-	$(3)	$(19)	$2
Fair value adjustments on interest rate caps	(1)	2	1	4
Loss on reduction of Senior Notes	1	-	-	6
Gain on sale of fixed assets	-	(3)	-	(3)
Curtailment gain on defined benefit plan	-	-	-	(2)
Legal, environmental and other related costs	-	2	2	6
Bank and other financing fees	1	-	3	2
Relocation expenses	-	-	1	-
Transaction-related taxes	-	-	-	1
Other	-	-	3	2

Total other (income) expense, net	$1	$(2)	$(9)	$18

        We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At September 30, 2004, the aggregate principal amount of these loans was $431 million (based on currency exchange rates in effect on September 30, 2004). These loans are subject to translation gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, translation gains and losses on these loans are recorded in other (income) expense, net, on the Consolidated Statements of Operations. Those gains or losses are, however, non-cash. In the 2003 first nine months, we had a net total of $19 million in currency gains, including $29 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the 2004 first nine months, we had a net total of $2 million in currency losses, including $3 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Benefit Plans

        The components of our consolidated net pension cost are set forth in the following table:

	Pension Benefits				Postretirement Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004	2003	2004	2003	2004
	(Dollars in millions)

Service cost	$-	$-	$2	$1	$-	$-	$-	$-
Interest cost	3	3	9	9	-	1	2	3
Expected return on plan assets	(3)	(3)	(8)	(9)	-	-	-	-
Amortization of prior service cost (benefit)	-	-	-	-	(4)	(5)	(12)	(14)
Amortization of unrecognized loss (gain)	1	-	1	-	2	1	4	3
Special termination benefits	-	-	3	-	-	-	-	-
Settlement gain	-	-	(6)	(1)	-	-	-	-

Net pension cost (benefit)	$1	$-	$1	$-	$(2)	$(3)	$(6)	$(8)

        In accordance with the provisions of FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we have deferred any re-measurement of our postretirement health care benefit obligation until December 31, 2004 because the impact is not expected to be material.

(9)   Long-Term Debt and Liquidity

        The following table presents our long-term debt:

	At December 31, 2003	At September 30, 2004
	(Dollars in millions)
Senior Facilities:
Tranche B U.S. dollar facility	$21	$-
Revolving credit facility	-	-

Total Senior Facilities	21	-
Other European debt	2	1
Senior Notes:
Senior Notes due 2012	493	450
Fair value adjustments for current hedge instruments	(18)	(10)
Fair value adjustments for terminated hedge instruments*	32	27
Unamortized bond premium	4	2

Total Senior Notes	511	469
Debentures	-	225

Total	$534	$695

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

        In the 2004 first quarter, we exchanged $35 million aggregate principal amount of Senior Notes, plus accrued interest of $1 million, for 3,161,131 shares of common stock. These exchanges resulted in a net loss of $5 million in the 2004 first quarter which has been recorded in other (income) expense, net, on the Consolidated Statements of Operations.

        In the 2004 first quarter, we purchased $8 million aggregate principal amount of Senior Notes, plus accrued interest, for $9 million in cash. These purchases resulted in a loss of $1 million which has been recorded in other (income) expense, net, on the Consolidated Statements of Operations.

(10)   Interest Expense

        The following table presents an analysis of interest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
	(Dollars in millions)
Interest incurred on debt	$15	$13	$50	$39
Interest rate swap benefit	(3)	(3)	(10)	(9)
Amortization of fair value adjustments for terminated hedge instruments	-	(1)	-	(2)
Accelerated amortization of fair value adjustments for terminated hedge instruments due to reduction of Senior Notes	(4)	-	(6)	(3)
Amortization of debt issuance costs	1	1	2	2

Interest expense	$9	$10	$36	$27

(11)   Financial Instruments

        We use derivative financial instruments to manage well-defined currency exchange rate, interest rate and commercial energy contract risks. We do not use derivative financial instruments for trading purposes.

        Foreign Currency Contracts

        The notional amount of open foreign exchange contracts used by us to minimize foreign currency exposure was nil at December 31, 2003 and $50 million at September 30, 2004. These contracts are marked-to-market monthly and gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. We recorded a loss of $4 million with respect to the contracts held during the 2003 first nine months and a gain of $1 million with respect to contracts held during the 2004 first nine months. We recorded a loss of $1 million with respect to contracts held during the 2003 third quarter and a $1 million loss with respect to contracts held during the 2004 third quarter.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        Interest Rate Risk Management

        We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities. We have interest rate swaps that effectively convert fixed rate debt (represented by the Senior Notes) into variable rate debt based on the six month LIBOR rate as of the date of payment plus 5.7940%, calculated in arrears. At December 31, 2003 and September 30, 2004, we had swaps for a notional amount of $485 million and $450 million, respectively.

        Our interest rate swaps are designated as hedging the exposure to changes in the fair value of the related debt (called a fair value hedge). The related debt for our swaps is the Senior Notes. Our swaps are marked-to-market monthly, and we are required to provide cash collateral to the counterparty to the extent that the fair value of the swap liability, net of the fair value of our interest rate caps, exceeds $15 million. We may, at any time, close out our positions in these swaps.

        At September 30, 2004 and December 31, 2003, the carrying value of our debt was reduced by $10 million (excluding the offsetting value of our interest rate caps of $1 million) and $18 million (excluding the offsetting value of our interest rate caps of $4 million), respectively, as a result of our fair value hedges. Our interest rate swaps were valued at $10 million at September 30, 2004 and $18 million at December 31, 2003, and were recorded as part of other long-term obligations on the Consolidated Balance Sheets. When we sell swaps, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through debt-for-equity exchanges, repurchases or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs. At September 30, 2004, the carrying value of our debt was increased by $27 million as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $17 million increase in the fair value of our debt at September 30, 2004, and was recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.” At December 31, 2003, the carrying value of our debt was increased by $32 million as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $14 million increase in the fair value of our debt at December 31, 2003, and was recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.”

        We enter into agreements with financial institutions that are intended to limit, or cap, our exposure of incurring additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure (represented by the net impact of our swaps on the Senior Notes) to no greater than 11.3%. At December 31, 2003 and September 30, 2004, we had interest rate caps for a notional amount of $500 million. All of our interest rate caps are marked-to-market monthly. Gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. The mark-to-market adjustment on caps amounted to a $1 million gain for the 2003 third quarter and a $2 million loss for the 2004 third quarter and amounted to a $1 million loss for the 2003 first nine months and a $4 million loss for the 2004 first nine months.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        Commercial Energy Rate Contracts

        We entered into natural gas hedge derivative contracts, effectively fixing 100% of our direct and indirect natural gas cost exposure in North America (which represents about 45% of our direct worldwide exposure). These contracts expired in April 2004. We currently do not have any natural gas derivative or other commercial energy rate contracts.

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

        Antitrust Lawsuits

        Through September 30, 2004, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. One of the settlements also covers actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. All payments due have been timely paid.

        In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the EDPA District Court. In March 2002, we were served with another complaint commencing a separate civil antitrust lawsuit in the EDPA District Court. These lawsuits are called the “foreign customer lawsuits.” The first complaint, entitled Ferromin International Trade Corporation, et al. v. UCAR International Inc., et al., was filed by 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP New Zealand Ltd. et al. v. UCAR International Inc., et al. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled Saudi Iron and Steel Company v. UCAR International Inc., et al., was filed by a steelmaker who is located outside the U.S. The fourth complaint, entitled Arbed, S.A., et al. v. Mitsubishi Corporation, et al., was filed by 5 steelmakers, all of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June and July 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs’ claims. The claims not dismissed relate to sales invoiced from the U.S. Appeals were filed by the plaintiffs and the defendants with the U.S. Court of Appeals for the Third Circuit with regard to these dismissals. The U.S. Court of Appeals for the Third Circuit heard oral argument on these appeals on March 11, 2003. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. We filed a motion to stay the lawsuit commenced by the fourth complaint pending resolution of appeals in the other foreign customer lawsuits, and such motion was granted in July 2002. In June 2004, the U.S. Supreme Court issued its decision in the case of F. Hoffman-LaRoche v. Empagran S.A. et al., an antitrust case brought by foreign purchasers against the participants in an international vitamins cartel. Because of the relevance of this decision to the foreign customer lawsuits, the U.S. Court of Appeals for the Third Circuit reviewed the impact of this decision on the pending appeals in the foreign customer lawsuits. Subsequently, in August 2004, the U.S. Court of Appeals for the Third Circuit remanded the case to the EDPA District Court for its consideration of the impact of the Empagran decision on the foreign customer lawsuits.

        We have been vigorously defending, and intend to continue to vigorously defend, against the foreign customer lawsuits as well as all threatened lawsuits and possible unasserted claims. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims. It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions.

        Antitrust Earnings Charges and Payments

        We have recorded pretax charges of $383 million against results of operations as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The charges of $383 million are calculated on a basis that (i) excludes, among other things, both actual and imputed interest on the DOJ antitrust fine and (ii) includes, among other things, actual interest on the EU antitrust fine and the impact of changes in currency exchange rates on the euro-denominated EU antitrust fine. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, as of September 30, 2004, $383 million represents our estimate of these liabilities and expenses.

        Through September 30, 2004, we have paid an aggregate of $357 million of fines and net settlements and expenses (of which $337 million has been applied against the reserve and $20 million of imputed interest has not been applied against the reserve). In the aggregate, the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charges of $383 million.

        At September 30, 2004, $46 million remained in our reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The remaining amount of the reserve is unfunded and is available primarily for the DOJ antitrust fine. The reserve does not cover interest on the DOJ antitrust fine. Such interest will be recorded in interest expense on the Consolidated Statements of Operations.

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

Other Proceedings Against Us

        We are involved in various other investigations, lawsuits, claims and other legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows.

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

        We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through appeal and ultimately to trial. Through September  30, 2004, we had incurred about $6 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

        Product Warranties

        We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. At December 30, 2003 and September 30, 2004, claims accrued but not yet paid amounted to $3 million and $2 million, respectively.

(13)  Financial Information About the Issuers and Guarantors of Our Debt Securities and
         Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees

        On February 15, 2002, GrafTech Finance (“Finco”), a direct subsidiary of GTI (the “Parent”), issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. All of the Senior Notes have been issued under a single Indenture and constitute a single class of debt securities. The Senior Notes mature on February 15, 2012. The Senior Notes have been guaranteed on a senior basis by the Parent and the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Global, UCAR Carbon, UCAR International Trading Inc., UCAR Carbon Technology LLC, and UCAR Holdings V Inc. (“Holdings V”). The Parent, Finco and these subsidiaries together hold a substantial majority of our U.S. assets. Holdings V has no material assets or operations, and is being liquidated and dissolved.

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

        The following table sets forth condensed consolidating balance sheets at December 31, 2003 and September 30, 2004, condensed consolidating statements of operations for the 2003 third quarter, 2004 third quarter, 2003 first nine months and 2004 first nine months, and condensed consolidating statements of cash flows for the 2003 first nine months and 2004 first nine months of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors. Provisions in the Senior Facilities restrict the payment of dividends by our subsidiaries to the Parent. At September 30, 2004, retained earnings of our subsidiaries subject to such restrictions were approximately $640 million. Investments in subsidiaries are recorded on the equity basis.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
at December 31, 2003

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$13	$-	$21	$-	$34
Intercompany loans	-	825	298	-	(1,123)	-
Intercompany accounts receivable	2	61	70	18	(151)	-
Accounts receivable - third party	-	7	24	96	(1)	126

Accounts and notes receivable, net	2	893	392	114	(1,275)	126
Inventories:
Raw materials and supplies	-	-	4	45	-	49
Work in process	-	-	30	87	4	121
Finished goods	-	-	8	29	(3)	34

	-	-	42	161	1	204
Prepaid expenses and other current assets	-	-	10	27	(13)	24

Total current assets	2	906	444	323	(1,287)	388
Property, plant and equipment	-	-	193	839	(1)	1,031
Less: accumulated depreciation	-	-	(157)	(533)	(1)	(691)

Net property, plant and equipment	-	-	36	306	(2)	340
Deferred income taxes	95	-	83	-	(2)	176
Goodwill	-	-	-	127	(107)	20
Other assets	-	30	-	12	1	43

Total assets	$97	$936	$563	$768	$(1,397)	$967

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$61	$20	$178	$70	$(240)	$89
Intercompany loans	188	14	297	525	(1,024)	-
Third party loans	-	-	-	1	-	1

Short-term debt	188	14	297	526	(1,024)	1
Accrued income and other taxes	(13)	19	-	24	1	31
Other accrued liabilities	-	-	115	60	(2)	173
Liabilities of discontinued operations	-	-	2	-	(2)	-

Total current liabilities	236	53	592	680	(1,267)	294

Principal value	(58)	572	-	3	(1)	516
Fair value adjustments for hedge instruments	-	14	-	-	-	14
Unamortized bond premium	-	4	-	-	-	4

Long-term debt	(58)	590	-	3	(1)	534
Other long-term obligations	-	18	125	49	1	193
Payable to equity of investees	47	-	167	-	(214)	-
Deferred income taxes	-	1	-	56	(14)	43
Minority stockholders' equity in consolidated
entities	-	-	-	31	-	31
Stockholders' equity (deficit)	(128)	274	(321)	(51)	98	(128)

Total liabilities and stockholders' equity (deficit)	$97	$936	$563	$768	$(1,397)	$967

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$51	$(1)	$11	$-	$61
Intercompany loans	-	916	258	14	(1,188)	-
Intercompany accounts receivable	1	3	19	23	(46)	-
Accounts receivable - third party	-	1	29	153	-	183

Accounts and notes receivable, net	1	920	306	190	(1,234)	183
Inventories:
Raw materials and supplies	-	-	9	53	(2)	60
Work in process	-	-	31	90	2	123
Finished goods	-	-	8	26	(5)	29

	-	-	48	169	(5)	212
Prepaid expenses and other current assets	-	-	3	21	2	26

Total current assets	1	971	356	391	(1,237)	482
Property, plant and equipment	-	-	223	836	(5)	1,054
Less: accumulated depreciation	-	-	(175)	(536)	-	(711)

Net property, plant and equipment	-	-	48	300	(5)	343
Deferred income taxes	66	-	-	-	81	147
Goodwill	-	-	-	128	(108)	20
Other assets	-	26	6	14	(2)	44

Total assets	$67	$997	$410	$833	$(1,271)	$1,036

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$-	$7	$2	$61	$(8)	$62
Intercompany loans	260	62	384	475	(1,181)	-
Third party loans	-	-	-	1	-	1

Short-term debt	260	62	384	476	(1,181)	1
Accrued income and other taxes	(48)	52	2	31	(2)	35
Other accrued liabilities	-	-	59	80	(39)	100

Total current liabilities	212	121	447	648	(1,230)	198

Principal value	(100)	775	-	13	(12)	676
Fair value adjustments for hedge instruments	-	17	-	-	-	17
Unamortized bond premium	-	2	-	-	-	2

Long-term debt	(100)	794	-	13	(12)	695
Other long-term obligations	-	9	87	45	2	143
Payable to equity of investees	30	-	70	-	(100)	-
Deferred income taxes	-	(13)	(78)	54	81	44
Minority stockholders' equity in consolidated
entities	-	-	-	31	-	31
Stockholders' equity (deficit)	(75)	86	(116)	42	(12)	(75)

Total liabilities and stockholders' equity
(deficit)	$67	$997	$410	$833	$(1,271)	$1,036

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Operations
for the Three Months Ended September 30, 2003

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$-	$-	$56	$154	$(37)	$173
Cost of sales	-	-	45	124	(37)	132

Gross profit	-	-	11	30	-	41
Research and development	-	-	2	1	-	3
Selling, administrative and other expenses	-	-	13	8	-	21
Other (income) expense, net	1	(2)	-	2	-	1
Restructuring charge	-	-	-	-	-	-
Antitrust investigations and related lawsuits and claims	-	-	-	-	-	-
Interest expense	10	9	-	7	(17)	9
Interest income	(1)	(16)	-	-	17	-

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders' share of income	(10)	9	(4)	12	-	7
Provision for (benefit from) income taxes	(71)	1	69	2	-	1

Minority stockholders' share of income	-	-	-	-	-	-

Income (loss) from continuing operations	61	8	(73)	10	-	6
Income from discontinued operations, net of taxes	-	-	-	-	-	-
Gain on sale of discontinued operations,
net of taxes	-	-	-	-	-	-
Equity in earnings of subsidiaries	55	-	(10)	-	(45)	-

Net income (loss)	$6	$8	$(63)	$10	$45	$6

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Operations
for the Three Months Ended September 30, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$-	$-	$60	$189	$(43)	$206
Cost of sales	-	-	41	143	(32)	152

Gross profit	-	-	19	46	(11)	54
Research and development	-	-	1	1	-	2
Selling, administrative and other expenses	-	-	14	17	(6)	25
Other (income) expense, net	(2)	(11)	(3)	(5)	19	(2)
Restructuring charge	-	-	(3)	-	-	(3)
Antitrust investigations and related lawsuits and
claims	-	-	-	-	-	-
Interest expense	6	12	5	5	(18)	10
Interest income	-	-	-	-	-	-

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders' share of income	(4)	(1)	5	28	(6)	22
Provision for (benefit from) income taxes	-	25	1	5	-	31

Minority stockholders' share of income	-	-	-	1	-	1

Income (loss) from continuing operations	(4)	(26)	4	22	(6)	(10)
Income from discontinued operations, net of taxes	-	-	-	-	-	-
Equity in earnings of subsidiaries	-	-	(22)	-	22	-

Net income (loss)	$(4)	$(26)	$26	$22	$(28)	$(10)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Operations
for the Nine Months Ended September 30, 2003

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$-	$-	$178	$460	$(114)	$524
Cost of sales	-	-	147	368	(114)	401

Gross profit	-	-	31	92	-	123
Research and development	-	-	4	4	-	8
Selling, administrative and other expenses	-	-	34	29	-	63
Other (income) expense, net	2	(15)	9	(5)	-	(9)
Restructuring charge	-	-	20	-	-	20
Antitrust investigations and related lawsuits and claims	-	-	-	-	-	-
Interest expense	30	35	-	21	(50)	36
Interest income	(1)	(49)	-	-	50	-

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders' share of income	(31)	29	(36)	43	-	5
Provision for (benefit from) income taxes	(79)	16	56	9	-	2

Minority stockholders' share of income	-	-	-	1	-	1

Income (loss) from continuing operations	48	13	(92)	33	-	2
Income from discontinued operations, net of taxes	-	-	1	-	-	1
Gain on sale of discontinued operations, net of taxes	-	-	1	-	-	1
Equity in earnings of subsidiaries	44	-	(33)	-	(11)	-

Net income (loss)	$4	$13	$(57)	$33	$11	$4

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Operations
for the Nine Months Ended September 30, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$-	$-	$187	$551	$(122)	$616
Cost of sales	-	-	143	418	(98)	463

Gross profit	-	-	44	133	(24)	153
Research and development	-	-	2	4	-	6
Selling, administrative and other expenses	-	-	34	52	(18)	68
Other (income) expense, net	1	(24)	(16)	(3)	60	18
Restructuring charge	-	-	1	-	-	1
Impairment loss on long-lived and other assets	-	-	-	-	-	-
Antitrust investigations and related lawsuits and claims	-	-	(11)	-	-	(11)
Interest expense	19	34	17	16	(59)	27
Interest income	-	-	-	-	(1)	(1)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders' share of income	(20)	(10)	17	64	(6)	45
Provision for (benefit from) income taxes	(5)	22	4	15	-	36

Minority stockholders' share of income	-	-	-	1	-	1

Income (loss) from continuing operations	(15)	(32)	13	48	(6)	8
Income from discontinued operations, net of taxes	-	-	-	-	-	-
Equity in earnings of subsidiaries	(29)	-	(48)	-	77	-

Net income (loss)	$14	$(32)	$61	$48	$(83)	$8

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Cash Flows
for the Nine Months Ended September 30, 2003

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by (used in) operating activities
from continuing operations	$31	$17	$(33)	$(47)	$(23)	$(55)
Net cash provided by (used in) operating activities from discontinued operations	-	-	1	-	-	1

Net cash provided by (used in) operating activities	31	17	(32)	(47)	(23)	(54)

Net cash by provided (used in) investing activities	-	(89)	20	130	(74)	(13)

Net cash provided by (used in) financing activities	(31)	72	8	(85)	97	61

Net increase (decrease) in cash and cash equivalents.	-	-	(4)	(2)	-	(6)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	1	-	1
Cash and cash equivalents at beginning of period	-	-	4	7	-	11

Cash and cash equivalents at end of period	-	-	-	$6	-	$6

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Cash Flows
for the Nine Months Ended September 30, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flow from operating activities:
Net Income (loss)	$14	$(32)	$61	$48	$(83)	$8
Adjustment to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	-	-	2	24	-	26
Deferred income taxes	9	23	4	4	-	40
Antitrust investigations and related lawsuits and claims	-	-	1	-	-	1
Adjustment from cost to equity	(29)	-	(48)	-	77	-
Restructuring charge	-	-	-	1	-	1
Loss on exchange of common stock for Senior Notes	5	-	-	-	-	5
Interest expense	-	(3)	-	-	-	(3)
Post retirement plan changes	-	-	(8)	-	-	(8)
Gain of sale of assets	-	-	-	(3)	-	(3)
Fair value adjustments on interest rate caps	-	4	-	-	-	4
Other charges, net	-	-	1	-	-	1
(Increase) decrease in working capital	(71)	(106)	(58)	(57)	98	(194)
Long term assets and liabilities	-	-	(20)	-	-	(20)

Net cash used in operating activities	(72)	(114)	(65)	17	92	(142)

Cash flow from investing activities:
Intercompany investments	-	-	(50)	50	-	-
Intercompany loans receivable	-	(91)	40	(14)	65	-
Intercompany debt, net	72	48	87	(50)	(157)	-
Capital expenditures	-	-	(13)	(18)	-	(31)
Proceeds from sales of assets	-	-	-	5	-	5
Purchase of derivative investments	-	(1)	-	-	-	(1)

Net cash used in investing activities	72	(44)	64	(27)	(92)	(27)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	-	-	-	(1)	-	(1)
Long-term debt borrowings	-	225	-	-	-	225
Long-term debt reductions	-	(29)	-	-	-	(29)
Proceeds from exercise of stock options	-	7	-	-	-	7
Financing costs	-	(7)	-	-	-	(7)

Net cash provided by financing activities	-	196	-	(1)	-	195

Net increase (decrease) in cash and cash equivalents:	-	38	(1)	(11)	-	26
Effect of exchange rate changes on cash and cash equivalents	-	-	-	1	-	1
Cash and cash equivalents at beginning of period	-	13	-	21	-	34

Cash and cash equivalents at end of period	$-	$51	$(1)	$11	$-	$61

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        Unsecured intercompany term notes in an aggregate principal amount, at September 30, 2004, equal to $523 million (based on currency exchange rates in effect at September 30, 2004), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at September 30, 2004 equals $348 million (based on currency exchange rates in effect at September 30, 2004), or about 77% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at September 30, 2004 of $175 million (based on currency exchange rates in effect at September 30, 2004) and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities, the holders of the Senior Notes and, pursuant to the subsidiary guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

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

(14)   Income Taxes

        In the 2004 third quarter, we elected and implemented a tax planning strategy that accelerates the use of certain tax assets and reduces the expected cash tax rate in 2005. This strategy

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

accelerates approximately $214 million of taxable income to the U.S. through a standard election that results in the utilization of approximately $30 million of deferred tax assets, of which approximately $23 million are foreign tax credits. This resulted in a non-cash tax charge of $25 million in the 2004 third quarter. As a result of this tax planning strategy, we now provide for U.S. income taxes on undistributed earnings of our Swiss, French, South African and United Kingdom subsidiaries.

        We identified $4 million of deferred tax assets relating to compensation expense associated with stock-based compensation. The options underlying these deferred tax assets had either previously lapsed or were exercised. In the 2004 third quarter, we reduced the deferred tax assets with a corresponding reduction to additional paid-in capital.

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

        References to spot prices for graphite electrodes mean prices under individual purchase orders (not part of an annual or other extended purchase arrangement) for near term delivery for standard size graphite electrodes used in large electric arc steel melting furnaces (as distinct from, for example, a ladle furnace or a furnace producing non-ferrous metals).

        Unless otherwise noted, references to productivity mean annual graphite electrode production volume (in metric tons) per graphite electrode employee or fixed cost per unit of output.

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

        Reference is made to the Annual Report for the definitions of “market shares,” major product lines,” “natural graphite products” and “capacity utilization rates.”

        The GRAFTECH logo, GRAFCELL®, EGRAF®, GRAFOIL®, GRAFGUARD®, GRAFSHIELD® and SpreaderShield™ are our trademarks and trade names. This Report also contains trademarks and trade names belonging to other parties.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

        Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.

        Neither any statement made in this Report nor any charge taken by us relating to any legal proceeding constitutes an admission as to any wrongdoing.

        Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: future production and sales of steel, aluminum, electronic devices, fuel cells and other products that incorporate our products or that are produced using our products; future prices and sales of and demand for such products; future operational and financial performance of our businesses; strategic and business plans; impacts of regional and global economic conditions; interest rate management activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, joint venture, operational, tax, financial and capital projects; legal matters; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future asset sales, costs, working capital, revenues, business opportunities, values, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal” and similar expressions identify some of these statements.

        Actual future events and circumstances (including future results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

o	the possibility that additions to capacity for producing steel in electric arc furnaces may not occur or that increases in graphite electrode manufacturing capacity may occur, which may impact demand for or prices or sales volume of graphite electrodes;

o	the possibility that continued global consolidation of the world’s largest steel producers could impact our business or industry;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility that average graphite electrode revenue per metric ton in the future may be different than current spot prices due to changes in product mix, changes in currency exchange rates, changes in competitive market conditions or other factors;

o	the possibility that price increases or surcharges may not be realized;

o	the possibility that economic or technological developments may adversely affect growth in the use of graphite cathodes in lieu of carbon, graphitic or semi-graphitic carbon cathodes in the aluminum smelting process;

o	the possibility that additions to aluminum smelting capacity using graphite cathodes may not occur or that increases in production of cathodes by competitors may occur, which may impact demand for or prices or sales volume of cathodes;

o	the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management or other products or that they could be subsequently displaced by other products or technologies;

o	the possibility of delays in or failure to achieve widespread commercialization of proton exchange membrane (“PEM”) fuel cells which use our natural graphite-based products or that manufacturers of PEM fuel cells may obtain those products from other sources;

o	the possibility of delays in expanding or failure to expand our manufacturing capacity to meet growth in demand for existing, new or improved products, if any;

o	the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others;

o	the occurrence of unanticipated events or circumstances relating to antitrust investigations, lawsuits or claims or to the lawsuit initiated by us against our former parents;

o	the possibility that the anticipated benefits from organizational and work process redesign or other system changes may be delayed or may not occur;

o	the possibility that our provision for income taxes and effective income tax rate or cash tax rate may fluctuate significantly due to changes in tax planning, tax laws, profitability and other factors;

o	the occurrence of unanticipated events or circumstances relating to health, safety or environmental compliance or remediation obligations or liabilities to third parties or relating to labor relations;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility that taxes or other matters could be impacted by the American Job Creation Act of 2004;

o	the possibility of changes in interest or currency exchange rates, in competitive conditions, in raw material or energy supplies or costs, or in inflation;

o	the possibility of failure to satisfy conditions or milestones under, or occurrence of breach of terms of, our strategic alliances with Alcan, Ballard Power Systems or others;

o	the possibility of changes in government funding of, or failure to satisfy eligibility conditions to, government grants;

o	the possibility that our high leverage, substantial debt and other obligations could limit our financial resources and ability to compete and may make us more vulnerable to adverse economic events;

o	the possibility that our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in fiscal policies by the U.S. and other governments, developments in the Middle East, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism;

o	the possibility that interruption in our major raw material, energy or utility supplies due to, among other things, natural disasters, process interruptions and capacity limitations, may adversely affect our ability to manufacture and supply our products or result in higher costs;

o	the possibility of interruptions in production at our facilities due to, among other things, critical equipment failure, may adversely affect our ability to manufacture and supply our products or result in higher costs;

o	the possibility that a service provider to whom we outsource global information technology and finance and accounting business process services may fail to provide these services in accordance with our agreement;

o	the possibility that we may not complete planned asset sales for amounts or at times anticipated or at all, or that we may not achieve the earnings that we provide as guidance from time to time;

o	the possibility that we may encounter problems or delays in completing our Sarbanes-Oxley compliance efforts as planned (including the review, evaluation and remediation of our internal controls) or we conclude that our internal controls over financial reporting are not operating effectively or we do not receive an unqualified opinion from our independent auditors with regard to the design and operating effectiveness of our internal control systems; and

o	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Occurrence of any of the events or circumstances described above could also have a material adverse effect on our business, financial condition, results of operations, cash flows or the market price of our common stock.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The Company

        We are one of the world’s largest manufacturers and providers of high quality synthetic and natural graphite and carbon products and related technical and research and development services. We manufacture graphite electrodes as well as carbon and graphite cathodes, products essential to the production of electric arc furnace steel and aluminum. We also manufacture natural graphite, specialty graphite and carbon products for, and provide services to, the electronics, power generation, semiconductor, transportation, petrochemical and other metals markets. We have 13 state-of-the-art manufacturing facilities strategically located on four continents, in more diverse locations than the facilities of any of our competitors. We have customers in about 60 countries, including industry leaders such as Arcelor, Nucor and Bao Steel in steel, Alcoa and Alcan in aluminum, IBM, Samsung and Sony in electronics, MEMC Electronic Materials in semiconductors and Ballard Power Systems in fuel cells.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

General

        Our businesses are organized around three lines of business:

o	A synthetic graphite line of business, which primarily serves the steel, aluminum, transportation and semiconductor industries and includes graphite electrodes, cathodes and advanced graphite materials and related services. We have a strategic alliance in the cathode business with Alcan, one of the world’s largest aluminum producers, which is a 30% owner of our cathode subsidiary, Carbone Savoie. In late 2003, Alcan acquired Pechiney, the world’s recognized leader in aluminum smelting technology.

o	A natural graphite line of business, which primarily serves the electronics, automotive, petrochemical and power generation industries and includes advanced flexible graphite and flexible graphite solutions and related services. We have a strategic alliance in the natural graphite business with Ballard Power Systems, the world’s recognized leader in PEM fuel cells. Ballard Power Systems became a strategic investor in AET in June 2001, by investing $5 million in shares of Ballard Power Systems common stock for a 2.5% equity ownership interest in AET.

o	An advanced carbon materials line of business, which primarily serves the silicon metal, steel and ferro alloy industries and includes carbon electrodes and refractories and related services.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Beginning in 2002, we undertook certain major and ongoing initiatives designed to enhance the capability, quality and efficiency of our company and its systems. These initiatives include:

o	growth through increased productivity of our global manufacturing network;

o	growth through accelerated commercialization of new technologies;

o	implementation of global business and work process changes; and

o	sale of non-strategic assets.

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

        With the completion of our most recent major productivity project in Spain in the 2004 third quarter, we now have the capability, depending on product demand and mix, to manufacture more than 230,000 metric tons of graphite electrodes annually from our existing assets. Our facility in Spain is the largest graphite electrode manufacturing facility in Europe, with 55,000 metric tons of capacity, second in the world only to our facility in Mexico.

        In addition, we have identified comparable opportunities that, if successfully implemented, could increase our annual production capacity to at least 250,000 metric tons by the end of 2005. We have commenced these activities, and they will primarily impact our manufacturing facilities in South Africa and France. These efforts, in addition to other productivity initiatives, are expected to increase our capital expenditures to approximately $55 million for the 2004 full year.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

        We are also the leading manufacturer of natural graphite-based products for PEM fuel cells and fuel cell systems. Fuel cells provide environmentally friendly electrical power generation. We expect continued commercialization of fuel cells, encouraged by current governmental programs and driven by concerns relating to the U.S. electrical power grid, environmental protection, foreign oil dependency and other factors. Ford Motor Company recently unveiled its first production vehicles powered with Ballard® fuel cells, for use under the U.S. Department of Energy (“DOE”) Hydrogen Economy Initiative. Our GRAFCELL® advanced flexible graphite materials are used in Ballard Power Systems’ fuel cells. Nearly half of the DOE’s announced fleets under the Initiative will be Ford and DaimlerChrysler vehicles, all powered with Ballard® fuel cells and all utilizing our materials. Ballard Power Systems, DaimlerChrysler and Ford continue to lead the industry in fuel cell development, as they place the largest fleets of fuel cell vehicles in the hands of customers. We estimate that the market for our fuel cell products in 2012 will exceed $500 million. About 85% of the 175 fuel cell vehicles that were operational worldwide in 2003 and 2004 and that are expected to be operational in 2005, were or will be powered by Ballard Power Systems fuel cells. Our natural graphite–based products are essential components of those fuel cells. Ballard Power Systems, the world leader in PEM fuel cells, is our strategic partner under an exclusive product supply agreement that continues through 2016 and an exclusive collaboration agreement that continues through 2011.

        Implementation of Global Business and Work Process Changes. We began to implement in 2000 and continue to implement global business and work process rationalization and transformation initiatives, including:

o	the streamlining and redesign of our organizational structure within our three major lines of business;

o	the consolidation, streamlining and redesign of order fulfillment, purchasing, finance and accounting, and human resource processes;

o	the worldwide design and implementation of a global enterprise resource planning system with advanced manufacturing planning and scheduling software;

o	the identification and implementation of outsourcing opportunities; and

o	enhancements to our internal controls and work processes associated with our Sarbanes-Oxley compliance efforts.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        These activities are targeted for substantial completion by the end of 2005, other than our Sarbanes-Oxley compliance efforts, which will be substantially complete by the end of 2004. Through September 30, 2004, we incurred about $15 million of consulting fees and internal costs and $20 million of capital expenditures, primarily for costs related to implementation of global information technology systems for advanced planning and scheduling software and for global treasury management systems.

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

        Sales of Non-Strategic Assets. In July 2004, we sold to a non-industrial user the plant and property held by our subsidiary in the United Kingdom, which was engaged in machining advanced graphite materials, for cash proceeds of $4 million. We also sold certain investments for cash proceeds of $1 million. We intend to continue to sell real estate, non-strategic businesses and certain other non-strategic assets. We are targeting an additional $20 million of asset sales through 2005.

Global Economic Conditions and Outlook

        We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate.

        2002-2003.    Over the three years prior to the 2003 first half, we faced extremely challenging business and industry conditions. Adverse global and regional economic conditions negatively impacted many of the end markets for our products. Many of the customers in these markets reduced production levels (which reduced demand and adversely impacted prices for products sold by us and our competitors), became less creditworthy, filed for bankruptcy protection or were acquired as part of the consolidation trends within their industries. In addition, for most of this period, industry-wide capacity for most of our products exceeded demand.

        Global and certain regional economic conditions began to strengthen in the 2003 second half. Steel production increased globally and was particularly strong in China. We estimate that worldwide steel production was about 964 million metric tons in 2003. We estimate that electric arc furnace steel production increased to about 305 million metric tons in 2003.

        In 2003, we estimate that (excluding China, for which reliable information is not available) industry-wide graphite electrode manufacturing capacity utilization rate was approximately 94%. We operated our graphite electrode manufacturing capacity at very high levels in 2003. The strengthening in the steel industry and the tightening of the graphite electrode supply/demand balance lead to an increase in average graphite electrode prices.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Demand for cathodes in 2003 (excluding China) decreased from 2002 because of reduced construction of new aluminum smelters. We operated our cathode manufacturing capacity at relatively high operating levels in 2003. Demand for refractories was strong in 2003 as a result of our increased penetration of various markets, including Europe and China, and increased blast furnace construction and refurbishment. Weak economic conditions resulted in relatively low demand and weak pricing in 2003 for most of our other products.

        2004 First Nine Months.     Global and regional economic conditions strengthened in the 2004 first nine months as steel production continued to be strong. We estimate that worldwide steel production was about 775 million metric tons in the 2004 first nine months. We estimate that worldwide steel production in the 2004 first nine months was about 8% higher than in the 2003 first nine months. We estimate that electric arc furnace steel production increased 5% in the 2004 first nine months as compared to the 2003 first nine months.

        We estimate that (excluding China, for which reliable information is not available) industry-wide graphite electrode manufacturing capacity utilization rate in the 2004 first nine months was about 1% above the 2003 average. We operated our graphite electrode manufacturing capacity at very high levels in the 2004 first nine months.

        Demand for cathodes increased slightly in the 2004 first nine months as compared to the 2003 first nine months because of increased construction of new aluminum smelters. Demand for refractories continued to remain strong in the 2004 first nine months. Economic conditions strengthened in the 2004 first nine months for most of our other products.

        Outlook.    We believe that we are well positioned to increase earnings and cash flow from operations (excluding payments in connection with restructurings, investigations, lawsuits and claims and the impact of the reduction of factoring of accounts receivable as described under “Liquidity and Capital Resources”) under current and improving global and regional economic conditions. We expect net sales to increase by over 10% in 2004 from 2003.

        Synthetic Graphite. The graphite electrode supply/demand balance remains tight primarily due to increased electric arc furnace steel production. In addition, we continue to experience upward pressure on energy and petroleum-based raw material costs. As a result of these increased costs, strength in steel production and the tight supply/demand balance in the graphite electrode industry, we have announced, during the course of 2004, various price increases for our standard size graphite electrodes used in large electric arc steel melting furnaces. As virtually all of our graphite electrode order book for 2004 has been filled, these price increases are not materially impacting our 2004 results of operations. We also sell our graphite electrodes in transactions that are not covered by an annual contract, but which are sold at spot prices. Price increases during 2004 do impact revenue from these spot sales, which typically constitute less than 5% of our net sales. In addition, price increases announced during 2004 will impact the average sales revenue per metric ton of graphite electrodes for 2005 as we complete the negotiations with our steel customers for their 2005 annual requirements. The extent to which these price increases during 2004 will impact revenue from annual contracts

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

negotiated for 2005 is affected by factors such as the graphite electrode supply/demand balance, quality, delivery reliability, customer service, the competitive market conditions, changes in GrafTech’s future available production capacity, and the effect of changes in currency exchange rates.

        We expect average sales revenue per metric ton of graphite electrodes to be approximately $2,500 for 2004. This represents an increase of approximately $155 per metric ton over the average for 2003, approximately one-third of which is estimated to be associated with expected benefits from net changes in currency exchange rates. We expect graphite electrode sales volume for 2004 to be about 10% higher than for 2003.

        We expect demand for our cathodes in 2004 to be slightly higher than in 2003. Our strategic alliance with Alcan, which is a 30% owner of our cathode business and purchases cathodes from us under a requirements contract, continues to position us as the leading supplier of cathodes to the aluminum industry.

        At October 31, 2004, we had booked approximately 60% of our anticipated graphite electrode sales volume for 2005, approximately two-thirds of which are for graphite electrodes used in large electric arc steel melting furnaces (“melter graphite electrodes”). These bookings are a higher percentage than would typically be booked through October due to steel customers advancing their 2005 bidding process as a result of strength in the steel industry and continued supply/demand tightness for graphite electrodes. The order book includes orders from: customers in South Africa, which represents approximately 10% to 12% of our total 2005 order book, including ladle furnace and non-ferrous applications; customers primarily in North America for standard and super size melter graphite electrodes; and customers in other graphite electrode product application segments, where we have targeted growth, primarily representing less demanding ferrous and certain non-ferrous applications. Prices in this latter segment tend to be lower than the melter segment and reduce the average graphite electrode revenue per metric ton. The balance of our 2005 order book is expected to be filled primarily by business in Europe, Asia and the Middle East. Historically, graphite electrode prices in Asia tend to be lower than in other regions. We currently expect contracted average revenue per metric ton of graphite electrodes to be between $2,700 to $2,800 in 2005.

        On the cost side, we continue to direct our efforts toward offsetting the escalation in our energy and raw material input costs. Unocal, a leading supplier of needle coke with operations in Lemont, Illinois and Seadrift, Texas, recently announced plans to sell certain coke production assets in Lemont on or around December 31, 2004 and the buyer does not intend to use the assets for needle coke production. Unocal stated that, if this transaction is consummated, it will no longer produce needle coke in Lemont and would, therefore, plan to ramp up production of petroleum needle coke at the Seadrift facility. We believe the Lemont closure could result in a shortage of quality petroleum needle coke in the marketplace. We have purchased virtually no needle coke from Unocal over the last several years. To date, we have secured approximately 95% of our 2005 needle coke volume requirements and locked in price on approximately 90% of

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

that volume. The needle coke market remains tight and we have recently seen spot coke price increases quoted in excess of 20%. We expect our average needle coke prices to increase 10% to 15% in 2005, depending on product mix. We continue to work on securing other key raw material input volumes and costs for 2005.

        Other. We expect growing net sales of our electronic thermal management products and services, due to our continuing successful product development and commercialization initiatives, the development of new, higher performance electronic devices and the strengthening economic condition of the electronics industry. In the electronic thermal management market, we continue to deliver innovative solutions to our customers who are experiencing strong growth in their end markets. Our electronic thermal management products are enabling some of the most advanced and thinnest and lightest products being sold today. SpreaderShield™ products were recently approved for two new ultra lightweight portable laptops for Dell and Samsung. Including these two new approvals, we have achieved six product approvals in ultra lightweight laptops. We have hired additional personnel in sales, marketing and research and development to support our growth. We have a formal targeted hiring plan to grow the advanced energy technology team from approximately 140 employees currently to close to 200 employees over the next 18 months. These resources will focus on the continued growth of the electronic thermal management business as we continue to leverage our successes to penetrate new customers and applications and identify new market opportunities. Sales of these products are growing, from about $500,000 in 2002 to $2.2 million in 2003 and an estimated $12 million in 2004.

        We expect financial performance of our carbon refractory business in 2004 to improve from 2003 levels primarily due to increased sales volume. In particular, demand for our refractories has strengthened as a result of our increased penetration of various markets, particularly Europe and China, and increased blast furnace refurbishment and, to a lesser extent, blast furnace construction. In addition, demand for carbon electrodes in the U.S. and demand for advanced graphite materials used in the semiconductor, energy and electronics industries has strengthened. We continue to seek to drive productivity and cost improvements in all of these businesses.

Results of Operations

        Financial information discussed below omits our non-strategic composite tooling business that was sold in June 2003 and has been accounted for as a discontinued operation. The results of our discontinued operations were not material to our consolidated results of operations.

        Three Months Ended September 30, 2004 as Compared to Three Months Ended September 30, 2003.   Net sales of $206 million in the 2004 third quarter represented a $33 million, or 19%, increase from net sales of $173 million in the 2003 third quarter, primarily due to higher net sales in our synthetic graphite line of business. Cost of sales of $152 million in the 2004 third quarter represented a $20 million, or 16%, increase from cost of sales of $132 million in the 2003 third quarter, primarily due to higher sales volumes. Gross profit of $54 million in the 2004 third quarter represented a $13 million, or 30%, increase from gross profit of $41 million in the 2003 third quarter. Gross margin was 25.9% in the 2004 third quarter as compared

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

to gross margin of 23.7% in the 2003 third quarter. See below for further details regarding such changes.

        Synthetic Graphite Segment.   Net sales of $184 million in the 2004 third quarter represented a $29 million, or 18%, increase from net sales of $155 million in the 2003 third quarter, primarily due to higher average graphite electrode sales revenue per metric ton and higher sales volumes of graphite electrodes. Volume of graphite electrodes sold was 55,800 metric tons in the 2004 third quarter as compared to 49,800 metric tons in the 2003 third quarter. The higher volume of graphite electrodes sold represented an increase of $14 million in net sales. The increase was a result of higher demand from a stronger global steel industry. Average sales revenue per metric ton of graphite electrodes in the 2004 third quarter was $2,501 as compared to the average in the 2003 third quarter of $2,340. The higher average sales revenue per metric ton represented an increase of $12 million in net sales, approximately one-third of which was attributable to changes in currency exchange rates. The remaining increase within the synthetic graphite segment was due primarily to higher sales volume within the cathode business.

        Cost of sales of $137 million in the 2004 third quarter represented a $19 million, or 16%, increase from cost of sales of $118 million in the 2003 third quarter, $15 million of which was within the graphite electrode business and due primarily to the higher sales volumes. Remaining increases were due primarily to increases within the cathode business. Gross profit in the 2004 third quarter was $47 million, 27% or $10 million higher than in the 2003 third quarter. The increase in gross profit was primarily within the graphite electrode business. Increases in selling prices of $12 million (approximately one-third of which was attributable to the net impact of changes in currency exchange rates), increases in volume of $3 million and $3 million worth of productivity improvements throughout our manufacturing network, were partially offset by $3 million of higher energy and raw material costs, particularly petroleum-based raw materials, $3 million attributable to the negative impact of net changes in currency exchange rates on costs and $3 million due to changes in product mix and other costs. Gross margin was 25.5% of net sales in the 2004 third quarter as compared to the 23.7% of net sales in the 2003 third quarter.

        Other Segment.   Net sales of $22 million in the 2004 third quarter represented a $4 million, or 27%, increase from net sales of $18 million in the 2003 third quarter. Electronic thermal management sales increased $2 million, from half a million dollars in the 2003 third quarter. The balance of the increase was due primarily to higher sales volumes of carbon refractory products. Cost of sales of $15 million in the 2004 third quarter represented a $1 million, or 18%, increase from cost of sales of $14 million in the 2003 third quarter. The increase in cost of sales was primarily related to higher sales volumes in our carbon refractory products. Gross profit in the 2004 third quarter was $7 million (a gross margin of 29.2% of net sales) as compared to gross profit in the 2003 third quarter of $4 million (a gross margin of 23.5% of net sales). The increases were due primarily to higher net sales in the electronic thermal management business and the carbon refractory business, offset by higher costs associated with higher carbon refractory volumes.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Items Affecting Us as a Whole.   Selling, administrative and other expenses were $25 million in the 2004 third quarter and $21 million in the 2003 third quarter. The increase was due primarily to investments to improve global business processes, primarily pertaining to new information systems and Sarbanes-Oxley compliance efforts. These changes in business processes resulted in higher costs of $3 million.

        Research and development was $2 million in the 2004 third quarter and $3 million in the 2003 third quarter. The decrease was due primarily to savings resulting from our voluntary and selective severance programs.

        Other income, net, was $2 million in the 2004 third quarter and consisted primarily of approximately $3 million of positive quarterly effects from net changes in currency exchange rates and $3 million of gain on the sale of fixed assets pertaining primarily to the closure of our advanced graphite machining operations in Sheffield, United Kingdom, partially offset by approximately $2 million of fair value adjustment on interest rate caps and $2 million of legal, environmental and other costs, including $1 million for property maintenance and environmental work at various facilities and an approximately $1 million loss contingency relating to governmental surcharges on energy in Italy.

        Other expense, net, was $1 million in the 2003 third quarter and consisted primarily of $1 million of loss on reduction of Senior Notes outstanding (due to debt-for-equity exchanges and repurchases for cash) and $1 million of bank and other financing fees, partially offset by $1 million of fair value adjustment on interest rate caps.

        In the 2004 third quarter, we recorded a net restructuring benefit of $3 million, primarily due to a $4 million reduction in restructuring cost estimates associated with the closure of our graphite electrode operations in Caserta, Italy, partially offset by a $1 million charge relating primarily to severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom.

        The following table summarizes activity relating to the accrued expense in connection with the restructuring charges. This accrued expense is included in other accrued liabilities on the Consolidated Balance Sheets.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in millions)

Balance at December 31, 2003	$22	$7	$29
Restructuring charges	5	-	5
Change in estimate	-	(4)	(4)
Payments and settlements, including non-cash items of $1 million	(15)	(1)	(16)

Balance at September 30, 2004	$12	$2	$14

        The components of this balance at September 30, 2004 consist primarily of $6 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy, $3 million related to organizational changes, $2 million related primarily to remaining lease payments on our former corporate headquarters, $2 million related to the closure of our graphite electrode manufacturing operations in Welland, Canada and $1 million related to the closure of our advanced graphite machining operations in Sheffield, United Kingdom. We expect to make the majority of these payments by the end of 2005. It is also possible that we may, at any time, decide to permanently shut down certain remaining graphite electrode operations in Italy. In such event, we may record additional restructuring charges and incur additional exit costs.

        The following table presents an analysis of interest expense:

	For the Three Months Ended September 30,
	2003	2004
	(Dollars in millions)
Interest incurred on debt	$15	$13
Interest rate swap benefit	(3)	(3)
Amortization of fair value adjustments for terminated hedge instruments	-	(1)
Accelerated amortization of fair value adjustments for terminated hedge instruments due to reduction of Senior Notes	(4)	-
Amortization of debt issuance costs	1	1

Interest expense	$9	$10

        Average total debt outstanding was $678 million in the 2004 third quarter as compared to $729 million in the 2003 third quarter. The average annual interest rate was 5.3% in the 2004 third quarter as compared to 6.8% in the 2003 third quarter. These average annual rates include the benefits of our interest rate swaps, but exclude imputed interest on the DOJ antitrust fine and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

the acceleration of the amortization of gains realized from the sale of interest rate swaps due to the early extinguishment of debt from our exchanges of common stock for Senior Notes outstanding.

        Provision for income taxes was a charge of $31 million in the 2004 third quarter as compared to a charge of $1 million in the 2003 third quarter. The effective income tax rate was approximately 141% in the 2004 third quarter as compared to approximately 35% in the 2003 third quarter. The higher effective income tax rate in the 2004 third quarter was primarily due to the implementation of a tax election that accelerates approximately $214 million of taxable income in the U.S. through a standard election that results in the utilization of approximately $30 million of deferred tax assets, of which approximately $23 million are foreign tax credits. This resulted in a non-cash tax charge of $25 million in the 2004 third quarter. The effective income tax rate would have been approximately 33% for the 2004 first nine months and estimate that we will have an effective income tax rate of approximately 33% for 2004, excluding the implementation of the tax election, the EU refund and nondeductible restructuring expenses.

        As a result of the matters described above, net loss was $10 million in the 2004 third quarter as compared to a net income position of $6 million in the 2003 third quarter.

        Nine Months Ended September 30, 2004 as Compared to Nine Months Ended September 30, 2003.   Net sales of $616 million in the 2004 first nine months represented a $92 million, or 18%, increase from net sales of $524 million in the 2003 first nine months primarily due to higher net sales in our synthetic graphite line of business. Cost of sales of $463 million in the 2004 first nine months represented a 16% increase from cost of sales of $401 million in the 2003 first nine months, primarily due to higher sales volumes. Gross profit of $153 million in the 2004 first nine months represented a $30 million, or 24%, increase from gross profit of $123 million in the 2003 first nine months. Gross margin increased to 24.8% of net sales in 2004 first nine months from 23.5% in 2003 first nine months. See below for further details regarding such changes.

        Synthetic Graphite Segment.   Net sales of $545 million in the 2004 first nine months represented a $79 million, or 17%, increase from net sales of $466 million in the 2003 first nine months, primarily due to higher sales volume of graphite electrodes and higher average graphite electrode sales revenue per metric ton. Volume of graphite electrodes sold was 162,200 metric tons in the 2004 first nine months as compared to 146,900 metric tons in the 2003 first nine months. The higher volume of graphite electrodes sold represented an increase of $34 million in net sales. Average sales revenue per metric ton of graphite electrodes in the 2004 first nine months was $2,498 as compared to the average in the 2003 first nine months of $2,322. The higher average sales revenue per metric ton represented an increase of $36 million in net sales, approximately one-third of which was due to changes in currency exchange rates. The

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

remaining increase within the synthetic graphite segment was due primarily to higher sales volume within the cathode business.

        Cost of sales of $409 million in the 2004 first nine months represented a $53 million, or 15%, increase from cost of sales of $356 million in the 2003 first nine months, $42 million of which was within the graphite electrode business and was due primarily to higher volumes. Remaining increases were due primarily to increases within the cathode business. Gross profit in the 2004 first nine months was $136 million, 24% or $26 million higher than in the 2003 first nine months. The increase in gross profit was primarily within the graphite electrode business. Increases in selling prices of $36 million (approximately one-third of which was due to the net impact of changes in currency exchange rates), increases in volume of $8 million and improvements of productivity throughout our manufacturing network of $5 million, were offset by $9 million due to continued upward pressure on energy and raw material costs, particularly petroleum-based raw materials, $12 million attributable to the negative impact of net changes in currency exchange rates on costs and $4 million due to a change in product and geographical mix. Gross profit in our advanced graphite materials business increased $6 million due primarily driven by a change in product mix of $2 million and increases in volumes and prices of $2 million. Decreases in gross margin of our cathode business due to higher volumes and costs offset the above increases. Gross margin was 24.9% of net sales in the 2004 first nine months, higher than the 23.4% of net sales in the 2003 first nine months.

        Other Segment.   Net sales of $71 million in the 2004 first nine months represented a $13 million, or 25%, increase from net sales of $58 million in the 2003 first nine months, primarily due to an increase of $6 million in electronic thermal management sales and $7 million due primarily to higher sales volumes of carbon refractory products due to higher demand. Cost of sales of $54 million in the 2004 first nine months represented a $9 million, or 25%, increase from cost of sales of $45 million in the 2003 first nine months. The increase in cost of sales consisted primarily of $4 million related to higher sales volumes of our carbon refractory products, $2 million of higher raw material costs associated with carbon electrodes and an increase of $3 million in other costs. As a result, gross profit in the 2004 first nine months was $17 million (a gross margin of 24.2% of net sales) as compared to gross profit in the 2003 first nine months of $13 million (a gross margin of 24.3% of net sales).

        Items Affecting Us as a Whole.   Selling, administrative and other expenses were $68 million in the 2004 first nine months and $63 million in the 2003 first nine months. The increase was due to investments to improve global business processes, primarily pertaining to new information systems and Sarbanes-Oxley compliance efforts. These changes in business processes resulted in higher costs of $5 million. In addition, we incurred higher selling expenses in the 2004 first nine months in the amount of $2 million as a result of higher sales revenue. These higher costs are partially offset by $3 million of lower variable compensation expenses.

        Research and development was $6 million in the 2004 first nine months and $8 million in the 2003 first nine months. The decreases were due primarily to savings resulting from our voluntary and selective severance programs.

        Other expense, net, was $18 million in the 2004 first nine months and consisted primarily of a $6 million loss attributable to a reduction of $43 million of Senior Notes outstanding (due to debt for equity exchanges and repurchases for cash), $6 million for legal, environmental and

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

other related costs, $4 million of fair value adjustment on interest rate caps, $2 million of currency exchange losses primarily associated with euro-denominated intercompany loans, $2 million of bank fees and other financing fees, $1 million of transaction-related taxes and $2 million of other costs, partially offset by a $3 million gain on the sale of fixed assets pertaining primarily to the closure of our advanced graphite machining operations in Sheffield, United Kingdom and a curtailment gain from the termination of a defined benefit pension plan of $2 million.

        Other income, net, was $9 million in the 2003 first nine months and consisted primarily of currency exchange benefits of $19 million primarily associated with euro-denominated intercompany loans. These benefits were partially offset by other expenses, including $3 million of bank and other financing fees, $2 million of legal, environmental and other related costs, $1 million of fair value adjustment on interest rate caps, $1 million for relocation expenses and $3 million of other costs.

        Restructuring charges were $1 million in the 2004 first nine months. We recorded a $3 million charge primarily associated with the completion of severance agreements for approximately two-thirds of the employees terminated in connection with the closure of our graphite electrode manufacturing facility in Caserta, Italy. We also recorded a $1 million charge associated with changes in estimates for the U.S. voluntary and selective severance programs. Additionally, we recorded a $1 million charge relating primarily to severance benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom. These charges were offset by a $4 million reduction in restructuring cost estimates associated with changes in estimates of costs pertaining to the closure of our graphite electrode manufacturing operations in Caserta, Italy. It is also possible that we may, at any time, decide to permanently shut down certain remaining graphite electrode operations in Italy. In such event, we may record additional restructuring charges and incur additional exit costs.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

was calculated at a rate of 8.04% per annum), an aggregate of about $59 million at currency exchange rates in effect at the time the decision on the appeal was issued.

        The following table presents an analysis of interest expense:

	For the Nine Months Ended September 30,
	2003	2004
	(Dollars in millions)
Interest incurred on debt	$50	$39
Interest rate swap benefit	(10)	(9)
Amortization of fair value adjustments for terminated hedge instruments	-	(2)
Accelerated amortization of fair value adjustments for terminated
hedge instruments due to reduction of Senior Notes	(6)	(3)
Amortization of debt issuance costs	2	2

Interest expense	$36	$27

        Average total debt outstanding was $675 million in the 2004 first nine months as compared to $749 million in the 2003 first nine months. The average annual interest rate was 5.5% in the 2004 first nine months as compared to 6.9% in the 2003 first nine months. These average annual rates include the benefits of our interest rates swaps, but exclude imputed interest on the DOJ antitrust fine and the acceleration of the amortization of gains realized from the sale of interest rate swaps due to the early extinguishment of debt from our exchanges of common stock for outstanding Senior Notes.

        We recorded interest income in the 2004 first nine months of $1 million primarily attributable to interest earned on cash proceeds from the issuance and sale of the Debentures.

        Provision for income taxes was a charge of $36 million in the 2004 first nine months as compared to $2 million in the 2003 first nine months. The effective income tax rate was approximately 80% in the 2004 first nine months, as compared to 35% in the 2003 first nine months. The higher effective income tax rate in the 2004 first nine months was primarily due to the implementation of a tax election that accelerates approximately $214 million of taxable income in the U.S. through a standard election that results in the utilization of approximately $30 million of deferred tax assets, of which approximately $23 million are foreign tax credits. This resulted in a non-cash tax charge of $25 million in the 2004 third quarter. The effective rate in the 2004 first nine months was also impacted by a benefit from the EU Competition Authority refund, which was non-taxable in the U.S., and by nondeductible expenses associated with certain restructuring charges. The effective income tax rate would have been approximately 33% for the 2004 first nine months and we estimate that we will have an effective income tax rate of approximately 33% for 2004, excluding the implementation of the tax election, the EU refund and nondeductible restructuring expenses.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        During the 2003 first nine months, we recorded a $1 million gain from the sale of our non-strategic composite tooling business for $16 million (which included a $1 million working capital adjustment). The discontinued business recorded a net income from operations of $1 million during the 2003 first nine months.

        As a result of the changes described above, net income was $8 million in the 2004 first nine months as compared to net income of $4 million in the 2003 first nine months.

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

        During the past three years, we experienced higher freight, energy and other raw material costs primarily due to substantial increases in regional and worldwide market prices of natural gas and other petroleum-based raw materials. We seek to mitigate the effects of those increases on our cost of sales by a combination of improved operating efficiency and ongoing cost savings. We entered into natural gas hedge derivative contracts, effectively fixing 100% of our direct and indirect natural gas cost exposure in North America (which represents 45% of our direct worldwide exposure). These contracts expired in April 2004. We currently do not have any natural gas derivative or other commercial energy rate contracts. In addition, we enter into short duration fixed rate purchase contracts with certain of our North American natural gas suppliers in order to mitigate seasonal increases in our natural gas costs. These contracts expired at the end of the 2004 first quarter. Except as described above, we did not experience significant inflation with respect to our costs. We cannot assure you that future increases in our costs will not occur or exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

Currency Translation and Transactions

        We account for our non-U.S. subsidiaries under SFAS No. 52, “Foreign Currency Translation.” Accordingly, except for highly inflationary countries, the assets and liabilities of our non-U.S. subsidiaries are translated into dollars for consolidation and reporting purposes. Foreign currency translation adjustments are generally recorded as part of stockholders’ deficit and identified as part of accumulated other comprehensive loss on the Consolidated Balance Sheets until such time as their operations are sold or substantially or completely liquidated.

        We have subsidiaries in Russia, Mexico, Brazil and other countries which have had in the past, and may have in the future, highly inflationary economies, defined as cumulative inflation of about 100% or more over a period of three calendar years. In general, the financial statements of foreign operations in highly inflationary economies are remeasured as if the functional currency of their economic environments were the dollar and translation gains and losses relating to these foreign operations are included in other (income) expense, net, on the Consolidated

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Statements of Operations rather than as part of stockholders’ deficit on the Consolidated Balance Sheets. Currently, only our Russian subsidiary operates in a highly inflationary economy. We account for our Russian subsidiary using the dollar as its functional currency because Russia is considered to have a highly inflationary economy.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

        Many of the non-U.S. countries in which we have a manufacturing facility have been subject to significant economic changes, which have significantly impacted currency exchange rates. We cannot predict changes in currency exchange rates in the future or whether those changes will have net positive or negative impacts on our net sales, cost of sales or net income. We cannot assure you that we would be able to mitigate any adverse effects of such changes.

        During the 2004 first nine months, the average exchange rate of the euro, the South African rand and the Brazilian real increased about 11%, 20% and 6%, respectively, when compared to the average exchange rate for the 2003 first nine months. During the 2004 first nine months, the average exchange rate for the Mexican peso declined about 6% when compared to the average exchange rate for the 2003 first nine months.

        In the case of net sales of graphite electrodes, the impact of these events was an increase of about $13 million in the 2004 first nine months as compared to the 2003 first nine months. In the case of cost of sales of graphite electrodes, the impact of these events was an increase of about $12 million in 2004 first nine months as compared to the 2003 first nine months.

        We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At September 30, 2004, the aggregate principal amount of these loans was $431 million (based on currency exchange rates in effect on September 30, 2004). These loans are subject to translation gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, translation gains and losses on these loans are recorded in other (income) expense, net, on the Consolidated Statements of Operations. Those gains or losses are, however, non-cash. In the 2003 first nine months, we had a net total of $19 million in currency gains, including $29 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the 2004 first nine months, we had a net total of $2 million in currency losses, including $3 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments as described under “Item 3–Qualitative and Quantitative Disclosures about Market Risk.”

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

        We are highly leveraged and have other substantial obligations. At September 30, 2004, we had total debt of $696 million, cash and cash equivalents of $61 million and a stockholders’ deficit of $75 million. In addition, we have historically factored a substantial portion of our accounts receivable and used the proceeds to reduce our debt. Certain of our subsidiaries sold receivables totaling $129 million and $7 million during the 2003 first nine months and 2004 first nine months, respectively. If we had not sold such receivables, our accounts receivable and our debt would have been about $45 million higher at December 31, 2003 and unchanged at September 30, 2004. We have used a portion of the net proceeds from the issuance and sale of the Debentures to replace the cash previously provided by such factoring.

        We use cash and cash equivalents, funds available under the Revolving Facility, subject to continued compliance with the financial covenants and representations under the Senior Facilities, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. At September 30, 2004, the Revolving Facilities provided for maximum borrowings of up to €175 million ($217 million, based on currency exchange rates in effect at September 30, 2004). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Senior Facilities. At September 30, 2004, we were in compliance with the financial covenants under the Senior Facilities and had no outstanding balance under the Revolving Facility with $200 million (after consideration of outstanding letters of credit and at currency exchange rates in effect at September 30, 2004) fully available. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

        At September 30, 2004, 66% (or $450 million) of our total debt, excluding the fair value adjustment for hedge instruments and unamortized bond premium, had effectively been converted to variable rate obligations. We have interest rate swaps that effectively convert fixed rate debt (represented by the Senior Notes) into variable rate debt based on the six month LIBOR rate as of the date of payment plus 5.7940%, calculated in arrears. At September 30, 2004, we had swaps for a notional amount of $450 million. At September 30, 2004, we also had interest rate caps for a total notional amount of $500 million through August 2007. These instruments effectively cap our interest rate exposure (represented by the net impact of our swaps on the Senior Notes) to no greater than 11.3%.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        At September 30, 2004, the Revolving Facility had an effective interest rate of 5.5710%, our $450 million principal amount of Senior Notes had an effective rate of 8.00% (i.e., a fixed rate of 10.25%, effectively swapped to a variable rate of the LIBOR plus 5.7940%) and our $225 million principal amount of Debentures had a fixed rate of 1.625%. We expect interest expense of approximately $11 million for the three months ended December 31, 2004 based on a six month LIBOR of 2.5%. We estimate that we will have interest expense of approximately $38 million for 2004.

        We continue to implement interest rate management initiatives to seek to minimize interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk” in this Report.

        Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments at September 30, 2004:

		Payment Due By Period
	Total	Year Ending September 2005	Two Years Ending September 2007	Two Years Ending September 2009	Years Ending After September 2009
	(Dollars in millions)
Contractual and Other Obligations
Total long-term debt	$695	$-	$1	$-	$694
Capital lease obligations	-	-	-	-	-
Operating leases	6	3	3	-	-
Unconditional purchase obligations(a)	39	6	15	10	8

Total contractual obligations	740	9	19	10	702
Estimated liabilities and expenses in connection with antitrust investigations and related lawsuits and claims(b)	46	16	30	-	-
Postretirement, pension and related benefits	78	22	15	12	29
Other long-term obligations	17	6	3	2	6

Total contractual and other obligations	$881	$53	$67	$24	$737

Other Commercial Commitments
Lines of credit(c)	$25	$25	$-	$-	$-
Letters of credit	-	-	-	-	-
Guarantees	3	3	-	-	-

Total other commercial commitments	$28	$28	$-	$-	$-

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

(a)	Consists primarily of a ten year information technology service contract with CGI Group, Inc. (“CGI”) valued at $75 million ($34 million of which is an unconditional purchase obligation at September 30, 2004). Excludes a ten year finance and accounting business processes service contract valued at $36 million (which does not include an unconditional purchase obligation).

(b)	Consists primarily of the outstanding balance of the DOJ antitrust fine.

(c)	Consists of local lines of credit established by our foreign subsidiaries for working capital purposes and are not part of the Revolving Facility.

        During the 2004 first nine months, our total long-term debt increased to $695 million, primarily because we sold $225 million aggregate principal amount of Debentures for net proceeds of $218 million and used a portion of the proceeds to reduce higher interest rate or cost obligations, consisting of repaying $21 million of term loans under the Senior Facilities, making a $74 million provisional payment to the EU Competition Authority against the EU antitrust fine and replacing cash previously provided by factoring of accounts receivable of $45 million. In addition, we exchanged common stock for $35 million aggregate principal amount of Senior Notes, plus accrued interest, and purchased $8 million of Senior Notes, plus accrued interest.

        Cash Flow and Plans to Manage Liquidity.   As a result of our significant leverage and other substantial obligations, we have placed high priority on the generation and growth of cash flow, principally for debt reduction, capital reinvestment and growth opportunities. Our efforts include plant productivity and expansion efforts (including expansion of our graphite electrode manufacturing facilities in Mexico and Spain), our cost reduction initiatives and financing activities, including extinguishment of antitrust, pension and postretirement liabilities.

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

        Our cash flow from operations (before such exclusions) in the first and third quarters typically is adversely impacted by the semi-annual interest payments on the Senior Notes and by the semi-annual interest payments on the Debentures, which began in July 2004. The second and fourth quarters correspondingly benefit from the absence of such interest payments.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, and accounts payable and payments thereof to seek to maximize our free cash at any given time and minimize accounts receivable losses. In addition, we have historically factored a portion of our accounts receivable and used the proceeds to reduce our debt. In the 2004 first nine months, we used a portion of the net proceeds from the issuance and sale of the Debentures to replace cash provided by factoring of accounts receivable. Certain of our subsidiaries sold receivables totaling $129 million in the 2003 first nine months (at a cost of approximately 3.2% to 8% of the amount of receivables sold) and $7 million in the 2004 first nine months (at a cost of approximately 3.2% to 4% of the amount of receivables sold). If we had not sold such receivables, our accounts receivable and our debt would have been about $45 million higher at December 31, 2003 and unchanged at September 30, 2004. In addition, careful management of credit risk over at least the past three years has allowed us to avoid significant accounts receivable losses notwithstanding the poor financial condition of many of our potential and existing customers. In order to seek to minimize our credit risks, we reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unrecovered trade receivables worldwide were only 0.2% of global net sales during the past three years. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

        Off-Balance-Sheet Financings and Commitments. We have not, since January 1, 2003, undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	Interest rate caps and swaps and currency exchange rate contracts which are described under “Item 3 – Quantitative and Qualitative Disclosures About Market Risk.”

o	Commitments under non-cancelable operating leases that, at December 31, 2003, totaled less than $1 million individually in each year and $8 million in the aggregate and, at September 30, 2004, totaled less than $1 million individually in each year and $6 million in the aggregate.

o	Minimum required purchase commitments under our information technology outsourcing services agreement with CGI described under “–Long-Term Contractual, Commercial and Other Obligations and Commitments” that, at December 31, 2003, totaled approximately $5 million in each year and about $38 million in the aggregate and, at September 30, 2004, totaled approximately $5 million in each year and about $34 million in the aggregate.

o	Factoring of accounts receivable as described under “–Cash Flow and Plans to Manage Liquidity.”

        We have not been, since January 1, 2003, affiliated with or related to any special purpose entity other than GrafTech Finance, our wholly-owned and consolidated finance subsidiary.

        Cash Flows.   In general, during 2003 and the 2004 first nine months, we used cash in operating activities (including payments related to restructurings and antitrust investigations, lawsuits and claims) as well as for capital expenditures. Financing for these uses was provided primarily by net proceeds from our public offerings of common stock in 2003, our incurrence of long-term and short-term debt, and proceeds from sales of non-strategic assets and interest rate swaps. We expect that we will have net cash used in operating activities in 2004. For 2004, we expect to make payments of about $17 million related to restructurings, about $85 million related to antitrust fines (excluding the refund of $12 million from the reduction of the EU antitrust fine) and about $45 million related to replacement of cash that would have been provided by factoring of accounts receivable. Excluding payments related to restructurings, antitrust fines and the impact of the reduction of factoring of accounts receivables, we believe that we will have net positive cash provided by operating activities in 2004.

        Cash Flow Used in Operating Activities.   Cash flow used in operating activities was $142 million in 2004 first nine months as compared to $54 million in 2003 first nine months, an improvement of $88 million.

        Cash used in operating activities was $142 million in the 2004 first nine months. The primary uses consisted of $194 million for working capital and $20 million for other long-term assets and liabilities offset by a source of cash of $72 million from net income, after adding back the net effect from non-cash items. Working capital uses related primarily to $80 million of payments for antitrust investigations and related lawsuits and claims, $15 million of restructuring payments, $35 million of decreases in payables due to timing of payment patterns (including our

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

semi-annual interest payment on the Senior Notes), and $45 million of reduction in factoring of accounts receivable. Other long-term assets and liabilities uses were primarily for pension and postretirement benefits. Non-cash items consisted primarily of $40 million of deferred income taxes and $26 million of depreciation and amortization.

        Cash used in operating activities was $54 million in the 2003 first nine months. The primary uses consisted of $59 million for working capital and $4 million for other long-term assets and liabilities, offset by $8 million from the net income, after adding back the net effect from non-cash items. Working capital uses related primarily to decreases of $28 million in payables, due to timing of payment patterns, decreases of $11 million in accounts and notes receivable and $11 million of decreases in inventories. Non-cash items consisted primarily of $20 million of restructuring charges and $22 million of depreciation and amortization, offset by other non-cash charges of $21 million related primarily to currency exchange gains on euro-denominated intercompany loans.

        Cash Flow Used in Investing Activities.   Cash flow used in investing activities was $27 million in the 2004 first nine months and $13 million in the 2003 first nine months. Virtually all of such investing activities for the 2004 first nine months consisted of capital expenditures. Capital expenditures in the 2004 first nine months related primarily to the expansion of graphite electrode manufacturing capacity, including expansion of our graphite electrode manufacturing facilities in Spain, implementation of J.D. Edwards information systems and essential capital maintenance. Such uses were offset by $5 million in proceeds from the sale of assets, due primarily to the closure of our advanced graphite machining operations in Sheffield, United Kingdom.

        Capital expenditures of $29 million in the 2003 first nine months related primarily to expansion of graphite electrode manufacturing capacity in our facility in Mexico, implementation of J.D. Edwards information systems and essential capital maintenance. These expenditures were offset by the proceeds of $15 million from the sale of our non-strategic composite tooling business.

        Cash Flow Provided by Financing Activities. Cash flow provided by financing activities was $195 million during 2004 first nine months as compared to $61 million in 2003 first nine months. During the 2004 first nine months, we received gross proceeds of $225 million (less issuance costs of $7 million) from the issuance and sale of the Debentures and $7 million from the exercise of stock options. We used these proceeds primarily to repay term loans of $21 million outstanding under the Senior Facilities. We also used these proceeds to make a provisional payment to the EU Competition Authority against the EU antitrust fine and to replace cash previously provided by factoring of accounts receivable as described above in “–Cash Flow Used in Operating Activities”. In addition, we purchased $8 million aggregate principal amount of Senior Notes, plus accrued interest, for $9 million in cash.

        Cash flow provided by financing activities was about $61 million during 2003 first nine months primarily due to $30 million in proceeds from the sale of interest rate swaps and net

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

borrowings of $46 million under the Revolving Facility (borrowings of $364 million offset by payments of $318 million), offset primarily by purchase of interest rate caps and dividends paid to minority stockholders.

Restrictions on Dividends and Stock Repurchases

        A description of the restrictions on our ability to pay dividends and our ability to repurchase common stock is set forth under “Restrictions on Dividends and Stock Repurchases” in the Prior Reports. Such description contains all of the information required with respect thereto.

Recent Accounting Pronouncements

        A description of recent accounting pronouncements is set forth under “New Accounting Standards” in Note 2 to the Notes to the Consolidated Financial Statements contained in this Report, and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

Description of Our Financing Structure

        A description of our financing structure is set forth under “Management’s Discussion and Analysis of Financial Condition–Description of our Financing Structure” in the Prior Reports.

        Description of Senior Facilities, Senior Notes and Debentures.   A complete description of the Senior Facilities, the Senior Notes and the Debentures is set forth under “Long-Term Debt and Liquidity” in the Prior Reports. Such description and the following discussion contains all of the information required with respect thereto.

        Senior Facilities

        The Revolving Facility provides for dollar and euro-denominated revolving and swing line loans to, and the issuance of dollar and euro-denominated letters of credit for the account of, GrafTech Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed €175 million. The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than the difference between $75 million (which has been reduced to $32 million, after giving effect to the $10 million charge relating to the EU antitrust fine recorded in July 2001, the $32 million charge relating to the EU antitrust fine recorded in the 2003 fourth quarter and the $1 million charge relating to the EU antitrust fine recorded in the 2004 first quarter) and the principal amount of certain other debt (none of which debt was outstanding at September 30, 2004).

        At December 31, 2003 and September 30, 2004, there was nil outstanding under the Revolving Facility. The weighted average interest rate on the Senior Facilities was 5.1% during the 2003 first nine months.

        GrafTech Finance has made and is required to make domestic intercompany loans and foreign unsecured intercompany loans of the net proceeds of borrowings under the Senior Facilities to GrafTech Global’s subsidiaries. The only such intercompany loans that are currently in effect are intercompany revolving loans to UCAR Carbon and our Swiss subsidiary.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        At September 30, 2004, the outstanding aggregate balance of the intercompany revolving loans to UCAR Carbon and our Swiss subsidiary was nil.

        Senior Notes

        GrafTech Finance currently has $450 million aggregate principal amount of Senior Notes outstanding. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year at the rate of 10.25% per annum. The Senior Notes mature on February 15, 2012.

        Unsecured intercompany term notes in an aggregate principal amount, at September 30, 2004, equal to $523 million (based on currency exchange rates in effect at September 30, 2004) issued by our operating subsidiaries in Mexico, South Africa and Switzerland and our holding company subsidiary in France and guarantees of those unsecured intercompany term notes by our principal foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at September 30, 2004 equals $348 million (based on currency exchange rates in effect at September 30, 2004), or about 77% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at September 30, 2004 of $175 million (based on currency exchange rates in effect at September 30, 2004) and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors of GrafTech Finance (including the lenders under the Senior Facilities, the holders of the Senior Notes and the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

        Our operating subsidiary in Italy engaged in the advanced graphite materials business, our operating subsidiary in Russia and Carbone Savoie, AET and certain immaterial domestic and foreign operating and holding companies are neither guarantors of the secured intercompany revolving note of our Swiss subsidiary that is pledged to secure the Senior Facilities nor guarantors of the Senior Notes or the unsecured intercompany term notes pledged to secure the Senior Notes, nor guarantors of the Debentures. At December 31, 2003 and September 30, 2004, the aggregate combined book value of their assets was about $189 million and $199 million, respectively, and their debt and liabilities totaled $78 million (excluding intercompany trade and other miscellaneous liabilities of $20 million) and $106 million (excluding intercompany trade and other miscellaneous liabilities of $46 million), respectively. For the 2004 first nine months their aggregate combined net income was nil and for the 2003 first nine months their aggregate

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

combined net loss was about $2 million. For the 2004 first nine months and 2003 first nine months, their aggregate combined net source of cash from operations was about $4 million and $16 million, respectively (excluding the impact of payments and borrowings under a short-term unsecured intercompany cash flow note issued by Carbone Savoie).

        Debentures

        GTI currently has $225 million aggregate principal amount of Debentures outstanding. Interest on the Debentures is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2004, at the rate of 1.625% per annum. The Debentures mature on January 15, 2024, unless earlier converted, redeemed or required to be repurchased.

        In September 2004, the EITF reached a final consensus on the EPS calculation for issuers of contingently convertible bonds (“CoCos”). In Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” the EITF stated that the potential EPS dilution from CoCos should be considered and included in the EPS calculation from the date of issue regardless of whether the market price trigger has been met. Currently, we do not consider the EPS dilution of the Debentures until the closing price of our common stock reaches the conversion threshold of $20.73 per share for at least 20 trading days during 30 consecutive trading days ending on the first day of a fiscal quarter. If all of the Debentures were converted, we would currently be required to issue approximately 13.6 million shares. The final consensus on this Issue will be effective for all periods ending after December 15, 2004 and would be applied by retroactively restating previously reported EPS.

        The effect of this EITF Issue will require the shares issuable upon conversion of the Debentures to be considered dilutive immediately. As a result, it would have reduced our 2004 first nine months diluted EPS by approximately $0.01 and our EPS guidance for 2004 by approximately $0.04 to $0.05. This EITF Issue would not affect 2004 third quarter results because the inclusion of the shares issuable upon conversion of the Debentures would reduce the loss per share.

Litigation Against Our Former Parent Companies Initiated By Us

        In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation, to recover certain payments made to them in connection with our leveraged equity recapitalization in January 1995 as well as certain unjust receipts by them from their investments in us and damages for aiding and abetting breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion, including interest. In January 2004, the SDNY District Court granted the defendants’ motion to dismiss this lawsuit. We have appealed the grant of the motion to dismiss as well as the grant in November 2002 of a motion to disqualify certain of our counsel to the U.S. Second Circuit Court of Appeals. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through appeal and ultimately trial. Through September 30, 2004, we had incurred about $6 million of these legal expenses. This lawsuit is in its earliest stages, and the ultimate outcome of this lawsuit is subject to many uncertainties.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Antitrust Litigation Against Us

        In April 1998, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million. Of the $110 million original aggregate amount, $90 million is treated as a fine and $20 million is treated as imputed interest for accounting purposes. Through September 30, 2004, $64 million has been paid toward the DOJ antitrust fine (including imputed interest of $20 million). The payment schedule for the balance of $46 million consists of quarterly payments ranging from $3.25 million to $5.375 million, payable through January 2007. Beginning in 2004, the DOJ may ask the EDPA District Court to accelerate the payment schedule based on a change in our ability to make such payments. Interest began to accrue on the unpaid balance, commencing in April 2004, at the statutory rate of interest of 1.50% per annum. Accrued interest is payable together with each quarterly payment.

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

        We have settled, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlement in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. All settlement payments due have been timely paid. None of the settlements or plea agreements contain restrictions on future prices of our graphite electrodes. There remain, however, certain pending claims as well as pending lawsuits in the U.S. relating to the sale of graphite electrodes sold to foreign customers. It is also possible that additional antitrust lawsuits and claims could be asserted against us in the U.S. or other jurisdictions.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Since 1997, we have recorded pretax charges of $383 million against results of operations as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The charges of $383 million are calculated on a basis that (i) excludes, among other things, both actual and imputed interest on the DOJ antitrust fine and (ii) includes, among other things, actual interest on the EU antitrust fine and the impact of changes in currency exchange rates on the euro-denominated EU antitrust fine. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, as of September 30, 2004, $383 million represents our estimate of these liabilities and expenses.

        Through September 30, 2004, we paid an aggregate of $357 million of fines and net settlements and expenses (of which $337 million has been applied against the reserve and $20 million of imputed interest has not been applied against the reserve). In the aggregate, the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charges of $383 million.

        At September 30, 2004, $46 million remained in the reserve. The remaining amount of the reserve is unfunded. Such remaining amount is available primarily for the DOJ antitrust fine. The reserve does not cover interest on the DOJ antitrust fine. Such interest will be recorded in interest expense on the Consolidated Statements of Operations.

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

        Interest Rate Management.   We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Senior Facilities. We have interest rate swaps that effectively convert fixed rate debt (represented by the Senior Notes) into variable rate debt based on the six month LIBOR rate as of the date of payment plus 5.7940%, calculated in arrears. At September 30, 2004, we had swaps for a notional amount of $450 million.

        Our interest rate swaps are designated as hedging the exposure to changes in the fair value of the related debt (called a fair value hedge). The related debt for our swaps is the Senior Notes. Our swaps are marked-to-market monthly, and we are required to provide cash collateral to the counterparty to the extent that the fair value of the swap liability, net of the fair value of our interest rate caps, exceeds $15 million. We may, at any time, close out our positions in these swaps.

        At September 30, 2004 and December 31, 2003, the carrying value of our debt was reduced by $10 million (excluding the offsetting value of our interest rate caps of $1 million) and $18 million (excluding the offsetting value of our interest rate caps of $4 million), respectively, as a result of our fair value hedges. Our interest rate swaps were valued at $10 million at September 30, 2004 and $18 million at December 31, 2003, and were recorded as part of other long-term obligations on the Consolidated Balance Sheets. When we

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

sell swaps, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through debt-for-equity exchanges, repurchases or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs. At September 30, 2004, the carrying value of our debt was increased by $27 million as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $17 million increase in the fair value of our debt at September 30, 2004, and was recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.” At December 31, 2003, the carrying value of our debt was increased by $32 million as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $14 million increase in the fair value of our debt at December 31, 2004, and was recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.”

        We enter into agreements with financial institutions that are intended to limit, or cap, our exposure of incurring additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure (represented by the net impact of our swaps on the Senior Notes) to no greater than 11.3%. At September 30, 2004, we had interest rate caps for a notional amount of $500 million. All of our interest rate caps are marked-to-market monthly. Gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. The mark-to-market adjustment on caps amounted to a $1 million gain for the 2003 third quarter and a $2 million loss for the 2004 third quarter and amounted to a $1 million loss for the 2003 first nine months and a $4 million loss for the 2004 first nine months.

        Interest rate swaps reduced our interest expense by approximately $16 million in the 2003 first nine months. The reduction was due to the benefit from current interest rate swaps in the amount of $10 million and $6 million due to the acceleration of the amortization of fair value adjustments for previously sold interest rate swaps due to a reduction of Senior Notes.

        Interest rate swaps reduced our interest expense by $14 million in the 2004 first nine months. The reduction was due to the benefit from current interest rate swaps in the amount of $9 million, $2 million of amortization of fair value adjustments for previously sold interest rate swaps and $3 million due to acceleration of the amortization of fair value adjustments for previously sold interest rate swaps.

        Currency Rate Management.   We enter into foreign currency instruments to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. All of these contracts mature within one year and are marked-to-market monthly. The notional amount

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

of open foreign exchange contracts used by us to minimize foreign currency exposure was $50 million at September 30, 2004. These contracts are marked-to-market monthly and gains and losses are recorded in other (income) expense, net on the Consolidated Statements of Operations. We recorded a loss of $4 million with respect to the contracts held during the 2003 first nine months and a gain of $1 million with respect to contracts held during the 2004 first nine months. We recorded a loss of $1 million with respect to contracts held during the 2003 third quarter and a $1 million loss with respect to contracts held during the 2004 third quarter.

        Commercial Energy Rate Management.   We entered into natural gas hedge derivative contracts, effectively fixing 100% of our direct and indirect natural gas cost exposure in North America (which represents about 45% of our direct worldwide exposure). These contracts expired in April 2004. We currently do not have any natural gas derivative or other commercial energy rate contracts. In addition, we enter into short duration fixed rate purchase contracts with certain of our North American natural gas suppliers in order to mitigate seasonal increases in our natural gas costs. These contracts expired at the end of the 2004 first quarter.

        Sensitivity Analysis.   We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates on results of operations for the 2004 first nine months. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the 2004 first nine months by about $5 million. In addition, based on this analysis, a hypothetical increase in interest rates of 100 basis points (including the impact of such increase on current interest rate swaps) would have increased our interest expense by about $3 million for the 2004 first nine months.

Item 4. Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report, and, based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards. We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NYSE rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent auditors. We are currently assessing our internal controls over financial reporting as compared to the new standards that were recently adopted by the Public Company Accounting Oversight Board. We have completed the documentation and initial testing of our internal controls and are in the process of remediating identified control gaps. Our independent auditors are in the process of testing our internal controls. This process has required us to hire additional personnel and outside advisory services and has resulted in additional accounting and other external expenses. We estimate that the aggregate incremental cost we will incur for internal and external services in connection with this assessment will be about $4 million. Internal costs consist principally of payroll costs.

        As previously disclosed, we are currently in the process of implementing an enterprise-wide information technology system. Implementation is being undertaken in phases and is currently planned to be substantially completed by the end of 2005. During 2003 and the 2004 first nine months, we completed this implementation with respect to certain locations in the U.S. and in France, Spain and Switzerland. We also completed the implementation of global advanced planning and scheduling systems, global treasury and electronic banking systems and shared service centers in Mexico and Canada. These events are changing how transactions are processed as well as the individuals or locations responsible for the transaction processing. These programs are essential for supporting and accelerating planned growth, both in electronic thermal management and other global businesses, and are part of our global productivity initiatives.

        Except for the enterprise resource planning system implementation described above, there has been no change in our internal controls over financial reporting that occurred during the 2004 first nine months that materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

Item 6. Exhibits

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

Date: November 9, 2004	GRAFTECH INTERNATIONAL LTD. By: /s/ Corrado F. De Gasperis Corrado F. De Gasperis Vice President, Chief Financial Officer & Chief Information Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer & President.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer & President.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.