Form 10-K
period 2004-12-31
GRAFTECH INTERNATIONAL LTD
filed 2005-03-16
CIK 931148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_________________

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004 OR
|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

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

        The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 30, 2004, was approximately $1,013 million. On February 28, 2005, 97,565,905 shares of our common stock were outstanding.
                                                                                                            _________________

DOCUMENTS INCORPORATED BY REFERENCE

        The information required under Part III is incorporated by reference from the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005, which will be filed on or about April 14, 2005.

-i-

(continued)

-ii-

(continued)

Page
(2) Summary of Significant Accounting Policies	111
(3) New Accounting Standards	118
(4) Segment Reporting	119
(5) Long-Term Debt and Liquidity	121
(6) Financial Instruments	131
(7) Interest Expense	134
(8) Other (Income) Expense, Net	134
(9) Supplementary Balance Sheet Detail	135
(10) Leases and Other Long Term Obligations	136
(11) Benefit Plans	137
(12) Restructuring and Impairment Charges	143
(13) Management Compensation and Incentive Plans	144
(14) Contingencies	146
(15) Income Taxes	151
(16) Earnings Per Share	154
(17) Stockholder Rights Plan	155
(18) Financial Information About the Issuer, the Guarantors and the Subsidiaries Whose Securities Secure the Senior Notes, the Debentures and Related Guarantees	155
(19) Discontinued Operations	165
(20) Subsequent Events	166
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	169
Item 9A. Controls and Procedures	169
PART III	171
Items 10 to 14 (inclusive)	171
Executive Officers and Directors	171
Executive Officers	171
Directors	172
NYSE Certification	174

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

“Credit Agreement” refers to the credit agreement providing for our senior secured credit facilities, as amended or amended and restated at the relevant time. “Revolving Facility” refers to the revolving credit facility provided under the Credit Agreement, at the relevant time. Prior to January 22, 2004, the Credit Agreement provided for a tranche B term loan facility (the “Tranche B Loans” and, together with the Revolving Facility, the “Senior Facilities”), which was repaid and terminated on that date. On February 8, 2005, the Credit Agreement was amended and restated to, among other things, extend the maturity of the Revolving Facility, eliminate references to the Tranche B Loans and add provisions to permit establishment of additional credit facilities thereunder.

“Debt Securities” means our 10.25% senior notes due 2012 (the “Senior Notes”) and our 1 5/8% convertible senior debentures due 2024 (the “Debentures”). The Senior Notes were issued under an Indenture dated February 15, 2002 (as supplemented, the “Senior Note Indenture”). The Debentures were issued under an Indenture dated January 22, 2004 (as supplemented, the “Debenture Indenture”).

“GrafTech Finance” refers to GrafTech Finance Inc. only. GrafTech Finance is a direct wholly-owned, special purpose finance subsidiary of GTI and the borrower under the Revolving Facility. GrafTech Finance is the issuer of the Senior Notes and a guarantor of the Debentures. Prior to June 7, 2002, GrafTech Finance was named UCAR Finance Inc.

“GrafTech Global” refers to GrafTech Global Enterprises Inc. only. GrafTech Global is a direct wholly-owned subsidiary of GTI and the direct or indirect holding company for all of our operating subsidiaries. GrafTech Global is a guarantor of the Senior Notes, the Debentures and the Revolving Facility. Prior to June 7, 2002, GrafTech Global Enterprises Inc. was named UCAR Global Enterprises Inc.

“GTI”refers to GrafTech International Ltd. only. GTI is our public parent company and the issuer of the Debentures and our publicly traded common stock and the related preferred share purchase rights registered under the Exchange Act and listed on the

NYSE. GTI is a guarantor of the Senior Notes and the Revolving Facility. Prior to our Annual Meeting of Stockholders for 2002, GTI was named UCAR International Inc.

“Subsidiaries” refers to those companies that, at the relevant time, are or were majority owned or wholly-owned directly or indirectly by GTI or its predecessors to the extent that those predecessors’ activities related to the graphite and carbon business. All of GTI’s subsidiaries have been wholly-owned (with de minimis exceptions in the case of certain foreign subsidiaries) from at least January 1, 2000 through December 31, 2004, except for:

o Carbone Savoie, which has been and is 70% owned; and

o AET, which was 100% owned until it became 97.5% owned in June 2001.

Our 100% owned Brazilian cathode manufacturing operations were contributed to Carbone Savoie and, as a result, became 70% owned on March 31, 2001.

“UCAR Carbon” refers to UCAR Carbon Company Inc. only. UCAR Carbon is our wholly-owned subsidiary through which we conduct most of our U.S. operations. UCAR Carbon is a guarantor of the Senior Notes, the Debentures and the Revolving Facility.

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

        Unless otherwise specifically noted, market and market share data in this Report are our own estimates. Market data relating to the steel, aluminum, electronics, semiconductor, thermal management, transportation, petrochemical and other metals industries, our general expectations concerning such industries and our market position and market share within such industries, both domestically and internationally, are derived from trade publications relating to those industries and other industry sources as well as assumptions made by us, based on such data and our knowledge of such industries. Market data relating to the fuel cell power generation industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from publications by securities analysts relating to Ballard Power Systems Inc., other industry sources and public filings, press releases and other public documents of Ballard Power Systems as well as assumptions made by us, based on such data and our knowledge of the industry. Market and market share data relating to the graphite and carbon industry as well as cost information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of such industry. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward Looking Statements and Risks” in this Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.

        Unless otherwise noted, references to “market shares” are based on sales volumes for the relevant year, to “major product lines” mean graphite electrodes, cathodes and natural graphite products, and to “natural graphite products” does not include mined natural graphite flake.

        Unless otherwise noted, references to “capacity utilization rates” for the graphite electrode industry refer to actual or effective annual manufacturing capacity as opposed to theoretical or rated annual manufacturing capacity and references to capacity utilization rates in excess of 95% mean maximum or virtually maximum operating levels or utilization rates. In determining capacity utilization rates, we use an average of available capacity during the course of the relevant year.

        Unless otherwise noted, references to constraint utilization rates for GTI’s synthetic graphite and natural graphite facilities refer to actual annual hours of operation divided by actual annual hours available for operation. We believe that constraint time and constraint utilization are meaningful measures of our operating capability. We strive to maximize revenue per constraint hour to maximize our profitability.

        Unless otherwise noted, references to throughput refer to the amount of cash generated per day at the defined constraint.

        The GRAFTECH logo, GRAFCELL®, eGRAF®, GRAFOIL®, GRAFGUARD®, GRAFSHIELD® and SpreaderShield™ are our trademarks and trade names. This Report also contains trademarks and trade names belonging to other parties.

        We make available, free of charge, on or through our web site, copies of our proxy statements, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We maintain a web site at http://www.graftech.com. We have a Code of Conduct and Ethics which is intended to comply with, at a minimum, the listing standards of the NYSE as well as the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. A copy of our Code of Conduct and Ethics is available on our web site. The information contained on our web site is not part of this Report.

Item 1. Business

Introduction

        Our vision is to enable customer leadership, better and faster than our competition, through the creation, innovation and manufacture of graphite and carbon material science-based solutions. We have over 100 years of experience in the research and development of graphite and carbon-based solutions and our intellectual property portfolio is extensive. Our business was founded in 1886 by the National Carbon Company.

        We are the world’s largest manufacturer of the broadest range of high quality graphite electrodes, products essential to the production of electric arc furnace (“EAF”) steel and various other ferrous and nonferrous metals. We are also the largest manufacturer of high quality natural graphite products enabling thermal management solutions for the electronics industry and fuel cell solutions for the transportation and power generation industries. We are one of the world’s largest manufacturers and providers of other synthetic graphite and carbon products, as well as related technical services, including cathodes for the aluminum industry and other advanced graphite and carbon materials for the semiconductor, transportation, petrochemical and other metals markets. We service customers in about 80 countries, including industry leaders such as Arcelor, Nucor and Bao Steel in steel, Alcoa and Alcan in aluminum, Dell, Samsung and Sony in electronics, MEMC Electronic Materials in semiconductors and Ballard Power Systems in fuel cells.

        We manufacture our products in 13 state-of-the-art manufacturing facilities strategically located on four continents, in more diverse locations than the facilities of any of our competitors. We believe our unique global manufacturing network cannot be replicated by any of our competitors due to the capital investment, technology and process know-how required to do so. We believe our network has the largest manufacturing capacity, has one of the lowest manufacturing cost structures of all of our major competitors and delivers the highest level quality products. We continue to leverage this network to seek to achieve significant increases in throughput generated from our existing assets, through productivity improvements, capital expenditures, and other efficiency initiatives. With the completion of our most recent productivity project in Spain in the 2004 third quarter, we now have the operating capability, depending on product demand and mix, to manufacture more than 230,000 metric tons of graphite electrodes annually, from our existing assets. We believe that our unique global manufacturing network provides us with significant competitive advantages in product quality, proximity to customers, timely and reliable delivery and costs. Our network provides us with the operational flexibility to source customer orders from the facility that best optimizes our throughput and, with the continuing consolidation and growth of the largest steel and aluminum companies, provides us a significant growth opportunity in serving both larger, global multi-plant customers as well as certain smaller, regional customers and segments.

        We operate the premier research, development and testing facilities in the graphite and carbon industry, and we believe we are the industry leader in graphite and carbon materials science and high temperature processing know-how. We believe our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a competitive advantage. These capabilities have enabled us to accelerate development and commercialization of our technologies to exploit markets with high growth potential, including products for electronic thermal management and fuel cell applications.

        Lines of Business. We have three lines of business: synthetic graphite; natural graphite; and advanced carbon materials. Synthetic graphite constitutes its own reportable segment, and natural graphite and advanced carbon materials together constitute our other reportable segment. See Note 4 to the Consolidated Financial Statements for certain financial information regarding our reportable segments and geographic areas.

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

        We have the largest share of the worldwide market for graphite electrodes. Approximately seventy to seventy-five percent of our graphite electrodes sold are consumed in the EAF melting process, the steel making technology used by all “mini-mills,” typically at a rate of one graphite electrode every eight to ten operating hours (“a stick a shift”). Mini-mills constitute the higher long-term growth sector of the steel industry. We believe there is currently no commercially viable substitute for graphite electrodes in EAF steel making. Therefore, graphite electrodes are essential to the production of steel in EAF producing steel. The remaining twenty-five to thirty percent of our graphite electrodes sold are primarily used in various other ferrous and non-ferrous melting applications, including steel formulation (that is, ladle furnace operations for both EAF and blast oxygen furnace steel production), titanium dioxide production and chemical processing.

        Cathodes are used in aluminum smelting furnaces, and demand for cathodes is driven by construction of new smelters and relines and upgrades of existing smelters. We believe there is currently no viable substitute for cathodes in aluminum smelting. We operate our cathode business through a 70% owned venture with Pechiney, the world’s recognized leader in aluminum smelting technology. In late 2003, Pechiney was acquired by Alcan, one of the world’s largest aluminum producers.

        Natural Graphite. We invented natural graphite products, consisting of advanced flexible graphite and flexible graphite. Advanced flexible graphite solutions include highly engineered thermal interface products, heat spreaders and heat sinks for electronic device applications. We are the largest manufacturer of high quality natural graphite solutions for the electronics industry. We are also the leading manufacturer of highly engineered natural graphite-based flow field plates and gas diffusion layers and other advanced flexible graphite solutions for proton exchange membrane (“PEM”) fuel cells and fuel cell systems for use in the power generation and transportation markets. Flexible graphite products include gasket and sealing material for high temperature and corrosive environments in automotive, petrochemical and other applications. We are one of the world’s largest manufacturers of natural graphite products for these uses and applications.

        Advanced Carbon Materials. Our advanced carbon materials line of business includes carbon electrodes and refractories as well as related services. Carbon electrodes are used in the production of ferro-alloys and silicon metal, a raw material primarily used as an alloying agent in the manufacture of aluminum, and for production of chemical products in the chemical industry. Refractories are used primarily as blast furnace and submerged arc furnace hearth walls and bottoms.

Business Strategies

        Our goal is to increase our throughput by maximizing the amount and speed of cash generated from the defined constraint of our assets every day. We believe that, by maximizing the amount and speed of these cash flows, we will deliver enhanced financial performance and return on shareholder value. We have transformed our operations, building sustainable competitive advantages to enable us to compete successfully in our major product lines regardless of changes in economic conditions, to realize enhanced performance as economic conditions improve and to exploit growth opportunities from our intellectual property portfolio. Our business strategies are designed to expand upon our competitive advantages by:

        Leveraging Our Unique Global Manufacturing Network. We have repositioned our global manufacturing network by shutting down higher cost facilities and redeploying that capacity to our lower cost, strategically located facilities. We have also adopted a constraint-management philosophy that systematically seeks to drive higher utilization rates (constraint utilization) and more productivity from our existing assets. We believe that our unique global manufacturing network provides us with significant competitive advantages in product quality, proximity to customers, timely and reliable delivery, costs and operational flexibility to adjust product mix to meet the diverse needs of a wide range of market segments and customers. With the completion of our recent major productivity project in Spain in the 2004 third quarter, we now have the operating capability, depending on product demand and mix, to manufacture more than 230,000 metric tons of graphite electrodes annually from our existing assets. In addition, we intend to increase our operating capability by improving our constraint utilization. This should result, depending on product demand and mix, in an increase of our production capability to about 250,000 metric tons of graphite electrodes annually by the end of 2005.

        We redesigned and implemented changes to our global marketing and sales processes to leverage the strengths of our advantaged manufacturing network and to better service the needs of both existing and new customers. Our marketing plans strive to maximize the most profitable production mix based on constraint utilization. Our activities have a customer driven focus, and we continually seek to identify customer needs and adjust our products and services to better service those needs. We believe we can further exploit our network by focusing our superior technical and customer service capabilities on:

o	the increasing number of large global customers created by the continuing consolidation trend within the steel and aluminum industries, to whom we believe we are better positioned than any of our competitors to offer products that meet their volume, product quality, product mix, delivery reliability and service needs at competitive prices; and

o	customers in targeted market segments where we have competitive advantages to meet identified customer needs due to the locations of our facilities, the range and quality of our products, the utilization of our capacity, the value of our customer technical service, our lower cost supplier advantage and other factors.

        We believe that, in many cases, the increasing number of large global steel and aluminum customers created by consolidation trends are more creditworthy than other customers and that we are able to better manage our exposure to trade credit risk as we increase the percentage of our total net sales sold to these customers.

        We believe that our graphite electrode and cathode businesses have the leading market shares in the world and that, in 2004, our worldwide market share was:

o	about 22% in graphite electrodes;

o	about 25% in carbon electrodes; and

o	about 14% in cathodes.

        We sell these products in every major geographic market. Sales of these products outside the U.S. accounted for about 69% of net sales in 2002, 67% of net sales in 2003 and 65% in 2004. No single customer or group of affiliated customers accounted for more than 5% of our total net sales in 2002, 2003 and 2004.

        We believe that we operate the most technologically sophisticated advanced natural graphite production line in the world and we are the manufacturer best positioned to supply natural graphite products to the electronic thermal management and fuel cell markets. We are the world’s largest manufacturer of natural graphite for these markets and one of the largest manufacturers for automotive and petrochemical applications.

        Global Productivity and Efficiency Initiatives. In January 2002, we announced a major cost savings plan. Major actions of the 2002 plan, completed through 2004, included (i) streamlining our organizational structure and reducing our salaried and administrative workforce; (ii) redesigning our employee benefit plans (including freezing defined benefit plan obligations and terminating postretirement medical obligations); (iii) realigning our tax, legal and capital structure to reduce current and future tax and interest expense; (iv) outsourcing our information technology services; (v) sales of real estate and other non-strategic assets of $29 million; and (vi) implementation of global information systems in 10 of our 14 planned sites. Through December 31, 2004, we have incurred about $18 million of external costs associated with implementing our global information systems (People Soft Enterprise One, formerly known as J.D. Edwards One World) and about $8 million of internal labor costs. Of these costs, $17 million have been capitalized through December 31, 2004.

        We are committed to maintaining our low cost supplier status in the industry and have sought to align our internal efforts with our goal of maximizing productivity from our existing assets while improving the efficiencies in operating expenses from the supporting processes. These productivity and efficiency initiatives include:

o	productivity enhancements in all of our facilities, including through the use of technology, primarily focused on increasing the throughput of our existing facilities without corresponding increases in our operating expenses;

o	global sourcing of major variable raw materials to leverage the value of our size and scale;

o	redesign, consolidation and streamlining of order fulfillment, purchasing, finance and accounting, human resources and other administrative processes;

o	identification and implementation of, and improvements to, outsourcing opportunities;

o	implementation of our global enterprise resource planning (“ERP”) system with advanced manufacturing, planning and scheduling software (“global information systems”);

o	implementation of treasury and cash management strategies to lower our overall cost of capital and cash interest rate;

o	implementation of tax planning strategies to lower our effective cash tax rate;

o	enhancements to our work processes and internal controls associated with our Sarbanes-Oxley compliance efforts; and

o	sales of real estate and other non-strategic assets.

        Accelerating Commercialization of Advantaged Technologies. We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a significant growth opportunity as well as a competitive advantage. We seek to exploit these capabilities and our intellectual property portfolio to accelerate development and commercialization of these technologies across all of our businesses, to improve existing products, such as supersize graphite electrodes used in the most demanding electric arc steel production furnaces and high performance graphite cathodes that have become the preferred technology in the industry for new aluminum smelters, and to develop and commercialize new products for markets with high growth potential, such as new electronic thermal management technologies. In both 2003 and 2004, we received R&D Magazine’s prestigious R&D 100 Award, granted to identify the 100 most technologically significant commercialized products each year, for our achievements in electronic thermal management products.

        Delivering Exceptional and Consistent Quality. We believe that our products are among the highest quality products available in our industry. Since 1999, we have reduced our annual cost for customer graphite electrode quality claims from $3 million to $1 million. We have been awarded preferred or certified supplier status by many major steel and aluminum companies and have received numerous technological innovation and other awards by industry groups, customers and others. Using our technological capabilities, we continually seek to improve the consistent overall quality of our products and services, including the performance characteristics of each product, the uniformity of the same product manufactured at different facilities and the expansion of the range of our products. We believe that improvements in overall quality create significant efficiencies for us, provide us the opportunity to increase sales volumes and market share, and create market opportunities for us and production efficiencies for our customers.

        We believe that we are one of the highest quality producers of graphite cathodes, the preferred technology for new aluminum smelting furnaces. We believe that our advanced graphite cathode technology enables us to increase our market share of graphite cathodes sold upon the commencement of operation of the new, more efficient aluminum smelting furnaces that are being built.

        Providing Superior Technical Service. We believe that we are the recognized industry leader in providing value added technical services to customers for our major product lines. We believe that we have the largest customer technical service and related supporting engineering and scientific organizations in our industry, with more than 245 engineers, scientists and specialists around the world. Our employees assist key steel and other metals customers in furnace design, operation and upgrade to reduce energy consumption, improve raw material costs and increase output. In addition, our employees assist customers and others who design, develop or produce electronic devices to integrate our advanced flexible graphite solutions into their new devices.

        Capital Structure and Deleveraging. We believe that these business strategies support our goal of maximizing the amount and speed of cash generated and should accelerate our ability to enhance our capital structure by further reducing our gross debt obligations. We have, through successful offerings of the Senior Notes and the Debentures and our successful refinancing of the Revolving Facility, enhanced our stability and liquidity. Deleveraging remains a priority for us and we may from time to time purchase or exchange Senior Notes in the open market or in privately negotiated transactions.

        Risk Management. We have implemented and continue to implement an enterprise-wide risk management process whereby we assess the business risks to our goal of maximizing cash flow, using a structured and disciplined approach. This approach seeks to align our personnel and processes with our critical strategic risks so that our management team and GTI’s Board of Directors may better evaluate and manage those uncertainties.

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

Synthetic Graphite Line of Business

        Our synthetic graphite line of business, which had net sales of $538 million in 2002, $639 million in 2003 and $751 million in 2004, manufactures and delivers high quality graphite electrodes, cathodes and advanced synthetic graphite products as well as customer technical services. Graphite electrodes accounted for about 76% of the net sales of this line of business in 2004. Cathodes are manufactured by our subsidiary, Carbone Savoie, and accounted for about 14% of the net sales of this line of business in 2004.

        We estimate that, in 2004, the worldwide market for graphite electrodes and cathodes was about $3 billion. Customers for these products are located in all major geographic markets.

         Graphite Electrodes.

        Use of graphite electrodes in electric arc furnaces. There are two primary technologies for steel making:

o basic oxygen furnace steel production (sometimes called “integrated steel production”); and

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

        Electric arc furnace steel production has, for many years, been the higher long term growth sector of the steel industry, at an estimated average annual growth rate of about 3%. There are currently in excess of 2,000 electric arc steel production furnaces operating worldwide. Worldwide electric arc furnace steel production grew from about 90 million metric tons in 1970 to 299 million metric tons in 2002, 305 million metric tons in 2003 and 324 million metric tons in 2004. As a percentage of total steel production, worldwide electric arc furnace steel production grew from about 14% of total steel production in 1970 to about 33% of total steel production in 2002, about 32% of total steel production in 2003 and about 31% of total steel production in 2004. In 2004, electric arc furnace steel production increased as compared to 2003, although it declined as a percentage of total steel production due to the increase in integrated steel production, primarily in China. We estimate that steel makers worldwide added net new electric arc furnace steel production capacity of about 15 million metric tons in 2002, about 10 million metric tons in 2003 and about 12 million metric tons in 2004. We believe that a portion of the new capacity added in the past three years has not yet become operational. We are aware of about 43 million metric tons of announced new electric arc furnace steel production capacity that is scheduled to be added in the 2005 through 2007 time period.

        An electric arc furnace used for steel production provides significant operational flexibility. It can be shut down and restarted relatively quickly compared to a basic oxygen furnace in response to changing market dynamics. As a result, electric arc furnace steel producers are better able to adjust production to respond to changes in demand and prices for steel on a regional and global basis. The following table illustrates the growth in electric arc furnace steel production since 1970.

Worldwide steel production
(Millions of metric tons)

        Sources: International Iron and Steel Institute and CRU International

        We believe that EAF steel production will continue to grow at an average annual long term growth rate of about 3% to 4%.

        Relationship Between Graphite Electrode Demand and EAF Steel Production. We believe that the worldwide growth in EAF steel production has been due primarily to the significantly lower capital requirements to construct a mini-mill as compared to an integrated steel production plant and to improvements in the cost effectiveness and operating efficiency of EAF steel making. We believe that growth has also been due to the fact that, as a result of technical advances, EAF steel makers are capable of producing some of the higher quality steel grades used in flat products that have historically been produced by basic oxygen furnace steel makers.

        The improved efficiency of electric arc furnaces has resulted in a decrease in the average rate of consumption of graphite electrodes per metric ton of steel produced in electric arc furnaces (called “specific consumption”). We estimate that specific consumption declined from about 4.3 kilograms of graphite electrodes per metric ton of steel produced in 1990 to about 2.3 kilograms per metric ton in 2004. We believe that the decline in specific consumption will continue at a more gradual pace, on average, as the costs (relative to the benefits) increase for EAF steel makers to achieve further efficiencies in specific consumption. We further believe that the rate of decline in the future will be impacted by the addition of new EAF steel making capacity. To the extent that this new capacity replaces old capacity, it has the effect of reducing industry wide specific consumption due to the efficiency of new electric arc furnaces. To the extent that this new capacity increases industry wide EAF steel production capacity and that capacity is utilized, it creates additional demand for graphite electrodes. We believe that the rate of decline of specific consumption over the long term has become lower.

        The changes in EAF steel production reflected in the preceding table resulted in corresponding changes in demand for graphite electrodes. Graphite electrode demand is expected to grow over the long term at an estimated average annual growth rate of about 1% to

2% based on the anticipated growth of EAF steel production and decline in specific consumption described above. We believe that the graphite electrode industry manufacturing capacity utilization rate worldwide was about 93% in 2002, about 96% in 2003 and about 96% in 2004.

        Production Capacity. Currently, there is only one other global manufacturer and about ten other notable regional or local manufacturers of graphite electrodes. We believe that, in 2004, graphite electrode manufacturing capacity worldwide was about 1,000,000 metric tons.

        During the 2003 first quarter, we completed the expansion of our facility in Mexico to increase its capacity from 40,000 metric tons to about 60,000 metric tons of annual graphite electrode manufacturing capacity. We believe that this facility is now the largest graphite electrode manufacturing facility in the world and strengthens our ability to satisfy demand from the large NAFTA market on a low cost basis. In the 2004 third quarter, we completed our productivity project at our facility in Pamplona, Spain, increasing its manufacturing capacity to about 55,000 metric tons of graphite electrodes annually, making it the largest graphite electrode manufacturing facility in Europe and the second largest in the world. In both 2003 and 2004, we sold virtually all of our available graphite electrode capacity.

        As a result of repositioning our global manufacturing network and other actions, as well as our proprietary process and technological improvements, we now have the capability, depending on product demand and mix, to manufacture more than 230,000 metric tons of graphite electrodes annually from our existing facilities. In addition, we intend to increase our operating capability by improving our constraint utilization. This should result, depending on product demand and mix, in an increase of our production capacity to about 250,000 metric tons of graphite electrodes annually by the end of 2005.

        In April 2001, we entered into a graphite electrode production venture with Jilin Carbon Co. Ltd. in China. Under the venture agreements, we are required to make capital contributions of $6 million of cash ($2 million of which has been contributed to date) plus technical assistance ($1 million of which has been contributed to date) for our 25% ownership interest in the venture. During the 2002 fourth quarter, we recorded an impairment loss of $3 million associated with our investment in the venture. This impairment resulted from uncertainty about the completion and start-up of the venture facilities in China due to the effects that the challenging 2002 graphite electrode industry conditions had on Jilin. We have made no further contributions to the venture. In 2004, we advised Jilin that we intend to terminate the venture agreements.

        We believe that there are significant barriers to entry into our industry, including the need for extensive product and process know-how and other intellectual property and a high initial capital investment. It also requires high quality raw material sources and a developed energy supply infrastructure. There have been no entrants in the graphite electrode industry for more than 50 years. We are not aware of any “greenfield” construction of new graphite electrode manufacturing facilities and believe that it is unlikely that new “greenfield” graphite electrode manufacturing facilities will be built during the next several years by existing competitors due to, among other things, the relatively high initial capital investments. We believe that one or more of our graphite electrode competitors in India are in the process of incrementally expanding their graphite electrode manufacturing capacity and are also providing technical know-how in connection with the potential manufacture of graphite electrodes in Iran. We believe that we can significantly expand our graphite electrode manufacturing capacity at a cost that is less than 25% of the initial investment for “greenfield” capacity.

        Graphite Electrode Market Share. We estimate that about 61% of the EAF steel makers worldwide (other than in China, for which reliable information is not generally available) and about 77% of the EAF steel makers in the U.S. and the markets where we have manufacturing facilities purchased all or a portion of their graphite electrodes from us in 2004. We further estimate that we supplied about 40% of all graphite electrodes purchased in the U.S. and the markets where we have manufacturing facilities, and about 22% worldwide, in each case in 2004. We estimate that the worldwide market for graphite electrodes was about $2.5 billion in 2004.

        We estimate that, in 2004, graphite electrode sales in the U.S. accounted for about 20% of our total net sales of graphite electrodes and that we sold graphite electrodes in about 60 countries, with no other country accounting for more than 10% of our total net sales of graphite electrodes.

        Over the past several years, we estimate that we increased our share of the worldwide market for graphite electrodes from 19% in 2002 to about 22% in 2004. In addition to increased volumes, this increase in our customer base enables us to further optimize efficiencies and reduce costs.

        Cathodes.   The cathode market includes cathodes, sidewalls and ramming paste sold to the aluminum industry for installation of new and relining of existing furnaces (called “pots”) used to smelt aluminum. Cathodes consist primarily of blocks used as floor lining for, and conductors of electricity in, the furnaces. Cathodes are made from either carbon (anthracite and semi-graphitic) or graphite. Cathodes are currently the only products available that have the high levels of electrical conductivity and the capability of surviving the highly corrosive high temperature environments in an aluminum smelting furnace. We believe that there are currently no commercially viable substitutes for cathodes in aluminum smelting furnaces. As cathodes are used in the construction of pots, demand for them is directly related to both the number of new aluminum smelting furnaces being built and the frequency with which existing furnaces are upgraded and relined. In a typical aluminum smelting furnace operating at a typical rate and efficiency of production, the cathodes must be replaced every 5 to 8 years.

        We operate our cathode business through a 70% owned venture with Pechiney, the world’s recognized leader in aluminum smelting technology. In late 2003, Pechiney was acquired by Alcan, one of the world’s largest aluminum producers. Alcan/Pechiney uses its technology in its own smelting operations and licenses its technology to other aluminum producers. We believe that we are positioned as one of the highest quality producers of graphite cathodes, the preferred technology for deployment in new aluminum smelting furnaces due to their ability to provide substantial improvements in process efficiency. We are benefiting from Alcan/Pechiney’s smelting technology and our graphite technology and expertise in high temperature industrial applications to develop further improvements in graphite cathodes. We believe that our technology advances in graphite cathodes provide substantial improvement in process efficiency for our aluminum customers, extending the life of the cathode block by about 20%. Our cathodes are sold to Alcan and Pechiney for use in their own plants under supply contracts that remain in effect through 2006 and are marketed to Alcan/Pechiney’s licensees as to well as other aluminum producers.

        We believe that worldwide demand for aluminum will continue to grow over the long term at an average annual rate of about 3%, primarily because of greater use of aluminum by the transportation industry and higher growth in demand in China. We also believe that, over the long term, new aluminum smelting furnaces will need to be built to meet the growth in demand.

        The worldwide demand for cathodes in 2004 was about 260,000 metric tons. Carbon/semi-graphitic cathodes represented approximately two-thirds of the market, with graphite cathodes representing the balance. We believe that, currently, there is an excess supply of cathodes, on a worldwide basis, resulting from a slowdown in the construction of new aluminum smelting furnaces, a delay in relines of existing pots (as existing pots are operating longer to meet the strong aluminum demand) and an increase in the potlife of certain smelters due to technology improvements. We believe that, over the long term, demand for graphite cathodes will increase relative to semi-graphitic cathodes as new smelting furnaces are built.

        We believe that we are the largest manufacturer of cathodes in the world, offering the broadest range of products to the aluminum industry. There are seven notable producers of cathodes in the world. We estimate that the worldwide market for cathodes was about $410 million in 2004 and that we sold about 14% of all cathodes sold in the world in 2004.

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

        Our isomolded products are used in applications including continuous casting and hot press manufacturing processes and resistance heating elements. Our molded products are used in applications including high temperature furnaces and crucibles, chemical processing equipment and pressure and centrifugal casting equipment. Our extruded products are used in applications including fused refractories, diamond drill bits and semiconductor components as well as in applications in aluminum refining. In addition, certain of our materials, when combined with advanced flexible graphite, provide superior heat management solutions for insulation packages, induction furnaces, high temperature vacuum furnaces and direct solidification furnaces and other industrial thermal management applications.

        We manufacture our advanced synthetic graphite products using raw materials, processes and technologies similar to those we use to make graphite electrodes and cathodes. We estimate the worldwide market for advanced synthetic graphite products was about $520 million in 2004.

Natural Graphite Line of Business

        Our natural graphite line of business manufactures advanced flexible graphite solutions and flexible graphite products and provides related services and technologies for both established markets and new markets with high growth potential. We currently sell our solutions primarily to the electronics, fuel cell power generation and sealing markets. We provide cost effective engineering and other technical services and license our proprietary technology in markets where we do not anticipate engaging in manufacturing ourselves. Our natural graphite solutions are developed and manufactured by our subsidiary, AET.

        Advanced flexible graphite solutions include highly engineered eGRAF® thermal interface material, heat spreaders, including those sold under our SpreaderShield™ brand name, and heat sinks for electronic device applications. We also manufacture highly engineered GRAFCELL® flow field plates, gas diffusion layers and other advanced flexible graphite solutions for PEM fuel cells and fuel cell systems for use in the power generation and transportation markets. Flexible graphite products include gasket and sealing material for high temperature and corrosive environments in automotive, petrochemical and other applications. We are one of the world’s largest manufacturers of natural graphite products for all of these uses and applications.

        The versatility of our proprietary processes and equipment enables us to modify natural graphite products to meet a variety of customer needs. We work with our customers to develop technologically advanced solutions, utilizing our industry-leading technological and manufacturing strengths and capabilities.

        Electronic Thermal Management Solutions. Thermal management solutions are uniquely designed to dissipate heat generated by electronic devices. Electronics manufacturers are currently experiencing constraints in the development of ever more advanced compact devices because of the limitations of current thermal management products and technologies to dissipate the higher levels of heat generated. We have developed and are continuing to develop and introduce highly engineered advanced flexible graphite solutions that improve thermal management in electronic devices. We expect demand for our products to grow as industry trends continue toward smaller, more powerful electronic devices which generate more heat and require more advanced thermal solutions.

        Advanced flexible graphite solutions include highly engineered thermal interface materials, heat spreaders and heat sinks for current and next generation electronic device applications, including computers, servers, flat panel display devices, digital video devices, cell phones and other communications, industrial, military, office and automotive equipment. Thermal interface products reside between a chip set or other heat generating unit in a device and the remaining components in the heat dissipation system in the device. Heat sinks are finned units (similar to radiators) that dissipate heat via air movement into the surrounding environment. Heat spreaders are engineered plates or tubes that move or spread heat from hot spots, such as a processing chip, to other locations in the device for dissipation into the environment.

        We expect that the superior ability of our products to manage heat will allow our customers and others to redesign electronic devices to improve performance through heat management while reducing cost, size and weight. Our unique solutions offer many advantages over competitive products, such as copper or aluminum. These advantages include:

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

        During 2002, we began commercializing our line of eGRAF® thermal management products. Since then, we have obtained orders for eGRAF® products from industry leading electronic companies such as Agilent, Cisco, Hitachi, Dell, Samsung, Sony, Panasonic, and Nokia.

        We estimate that the market for our current electronic thermal management products is about $350 million and expect it to grow at an annual rate in excess of 20% over the next three years. Sales of these products are growing, from about $500,000 in 2002 to $2 million in 2003 and $12 million in 2004.

        We believe that the thermal management component market for computers, servers, flat panel display devices, digital video devices, cell phones and other communications, industrial, military, office and automotive equipment was about $3 billion in 2002.

        Fuel Cell Products. We are the leading manufacturer of natural graphite products for PEM fuel cells and fuel cell systems. We manufacture highly engineered flow field plates, gas diffusion layers and other advanced flexible graphite solutions for PEM fuel cells and fuel cell systems for use in transportation and power generation applications.

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

        We have been working with Ballard Power Systems since 1992 on developing natural graphite products for use in its PEM fuel cells. In 2000, Ballard Power Systems launched its Mark 900 series fuel cell stack and announced that it was the foundation for future Ballard Power Systems’ fuel cells for transportation, stationary and portable applications. The flow field plates used in the Mark 900 are made from our GRAFCELL® advanced flexible graphite solutions. In October 2001, Ballard Power Systems launched its most advanced PEM fuel cell platform to date, the Mark 902. GRAFCELL® advanced flexible graphite solutions are a strategic material for the Mark 902.

        In June 2001, we entered into an exclusive development and collaboration agreement and an exclusive long term supply agreement with Ballard Power Systems, which significantly expand the scope and term of prior agreements. In addition, Ballard Power Systems became a strategic investor in AET, investing $5 million in shares of Ballard Power Systems’ common stock for a 2.5% equity ownership interest, to support the development and commercialization of natural graphite products for PEM fuel cells. As an investor in AET, Ballard Power Systems has rights of first refusal with respect to certain equity ownership transactions, tag along and drag along rights, and preemptive and other rights to acquire additional equity ownership under certain limited circumstances. We believe that our research and development capabilities were an important factor in the selection of us by Ballard Power Systems to enter into the exclusive long term development and collaborative agreement.

        The scope of the current exclusive development and collaboration agreement includes natural graphite products, including flow field plates and gas diffusion layers, for use in PEM fuel cells and fuel cell systems for transportation, stationary and portable applications. The initial term of this agreement extends through 2011. Under the supply agreement, we are the exclusive manufacturer and supplier of natural graphite products for Ballard Power Systems’ fuel cells and fuel cell systems, other than those natural graphite products which Ballard Power Systems elects in the future to manufacture for itself. The initial term of this agreement, which contains customary terms and conditions (including certain license and royalty provisions), extends through 2016. We have the right to manufacture and sell, after agreed upon release dates, natural graphite for use in PEM fuel cells to other fuel cell producers.

        In October 2003, we were awarded two cash grants totaling $1.4 million from the State of Ohio to support the commercialization of our fuel cell technologies. We will use the grants to develop high volume manufacturing processes for flow field plates utilizing our GRAFCELL® advanced flexible graphite solutions. In 2004, we were awarded an additional grant from the State of Ohio for $600,000 for further development of our gas diffusion layer for fuel cells.

        Transportation Market. We believe that manufacturers of automobiles, buses and other vehicles are searching for a viable alternative to the internal combustion engine. We also believe that PEM fuel cells have the potential to provide the power of an internal combustion engine, to reduce or eliminate polluting emissions, and to lower vehicle operating costs through higher fuel efficiency and lower maintenance costs. Our advanced flexible graphite solutions are used in

PEM fuel cells and fuel cell systems. We market our advanced flexible graphite solutions for fuel cell applications under the GRAFCELL® name. According to an Allied Business Intelligence report published in 2003, the use of fuel cell systems in the global transportation market is projected to reach 1.5 million units by 2013.

        We believe, based on actual revenues and statements by Ballard Power Systems customers and other automobile manufacturers, that commercial sales of PEM fuel cells for use in automobiles began in late 2002, increased in 2003 and 2004 and will continue to increase in 2005. Ballard Power Systems has announced that about 85% of the 175 fuel cell vehicles that were operational worldwide in 2003 and 2004 and that are expected to be operational worldwide in 2005 were or will be powered by its PEM fuel cells that contain GRAFCELL® advanced flexible graphite solutions.

        Continued commercialization of fuel cells is expected, encouraged by current government programs and driven by concerns relating to the U.S. electrical power grid, environmental protection, foreign oil dependency and other factors. Ford Motor Company recently unveiled its first production vehicles powered with Ballard® fuel cells, for use under the U.S. Department of Energy (“DOE”) Hydrogen Economy Initiative. Nearly half of the DOE’s announced fleets under the Initiative will be Ford and DaimlerChrysler vehicles, all powered with Ballard® fuel cells and all utilizing our materials. Ballard Power Systems, DaimlerChrysler and Ford continue to lead the industry in fuel cell development, as they place the largest fleets of fuel cell vehicles in the hands of customers.

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

        Carbon Electrodes. Carbon electrodes are used in the production of ferro-alloys and silicon metal, a raw material primarily used as an alloying agent in the manufacture of aluminum, and for production of chemical products in the chemical industry. Carbon electrodes are also used in the production of thermal phosphorous. Carbon electrodes are used and consumed in a manner similar to that of graphite electrodes, although at lower temperatures and with different consumption rates. We believe that demand for carbon electrodes fluctuates based primarily on changes in production of silicon metal. We also believe that the silicon metal industry is directly impacted by changes in global and regional economic conditions. We estimate that demand for carbon electrodes was about 69,000 metric tons in 2002, about 81,000 metric tons in 2003 and about 88,000 metric tons in 2004.

        We estimate that we sold about 25% of the carbon electrodes sold in the world in 2004. We estimate that the worldwide market for carbon electrodes was about $135 million in 2004. There are four significant manufacturers of carbon electrodes in the world. We are the only significant manufacturer of carbon electrodes in the Western Hemisphere.

        Refractories.        Refractories are made in a multitude of standard and custom shapes and sizes. Smaller refractories are sometimes called refractory bricks and larger ones are sometimes called refractory blocks. Graphite is added to some carbon refractories (called “semi-graphitic”refractories) to adjust performance characteristics. Carbon and semi-graphitic refractory bricks are used primarily as chemical industry tank and reactor linings and blast furnace and submerged arc furnace hearth walls. These refractory bricks have excellent resistance to corrosion and abrasion. Our carbon refractory brick is one of the established standards for blast furnaces in North America and submerged arc furnaces in South Africa. Our semi-graphitic refractory brick is used where higher conductivity is required or when additional abrasion resistance is desired.

        We also manufacture graphite refractory blocks which are used primarily for their high thermal conductivity and the ease with which they can be machined to large or complex shapes. Common applications in blast furnace and submerged arc furnaces are cooling courses in the hearth bottoms for heat distribution and removal, backup linings in hearth walls for improved heat transfer and safety, and lintels over copper cooling plates where a single brick cannot span the cooling plate.

        Carbon refractory blocks are used primarily as blast furnace and submerged arc furnace hearth bottoms, for which they are machined to shape and assembled in a variety of designs. We also provide special shapes (such as sidewall blocks, tap blocks, tuyere surrounds and runner liners) for blast furnaces, submerged arc furnaces and cupola furnaces.

Production Planning, Product Manufacturing and Distribution

        Over the last few years, we have rationalized our facilities and redeployed capacity to larger facilities in lower cost countries. The repositioning of our network allows us to achieve significant increases in throughput generated from our existing assets, through productivity improvements, capital expenditures, and other efficiency initiatives. For example, we are currently able to deliver over 20% higher graphite electrode sales volume from our existing assets, (including our 2003 and 2004 capacity expansions at our facilities in Mexico and Spain) as compared to 2002. In addition, we believe that our network provides us with the operational flexibility to source customer orders from the facility that optimizes our profitability and, with the continuing consolidation in the steel and aluminum industries, provides us a significant growth opportunity in serving larger multi-plant global customers. We believe that our unique network provides us with significant competitive advantages in costs and product quality, proximity to customers, timely and reliable delivery and operational flexibility to adjust product mix to meet the diverse needs of a wide range of customers. We also believe that our products are among the highest quality products available in our industry.

Production Planning

        We plan and source our graphite electrode and cathode production globally. We have evaluated virtually every aspect of our global supply chain, and we have redesigned and implemented changes to our global manufacturing, marketing and sales processes to leverage the strengths of our repositioned manufacturing network. Among other things, we have eliminated manufacturing bottlenecks, improved product and service quality and delivery reliability, expanded our range of products, and improved our global sourcing and product mix for our customers. We continue to implement global productivity and efficiency initiatives, including improvements in performance through realignment and standardization of global supply chain processes.

        We deploy synchronous work processes at most of our manufacturing facilities. We have also installed and continue to install and upgrade proprietary process technologies at our synthetic graphite manufacturing facilities and use statistical process controls in our manufacturing processes for all products.

        We have developed, and begun installing, a global information system for managing our supply chains using People Soft Enterprise One (formerly known as J.D. Edwards One World) information systems for both enterprise resource planning and advanced production planning. The advanced planning capabilities that we have developed for our global synthetic graphite manufacturing capacity allow us to use our modularized capacity to seek to optimize, under then current conditions, timely product delivery to customers and profitability, taking into consideration changes in variables affecting profitability, including product mix, variable production costs and changes in currency exchange rates. These capabilities also enable us to maximize constraint utilization of, and the throughput generated from, our facilities. Our global manufacturing network also helps us to minimize risks associated with dependence on any single economic region.

Manufacturing

        Electrodes, Cathodes and Refractories. The manufacture of a graphite electrode takes, on average, about two months. Graphite electrodes range in size from three inches to 30 inches in diameter and two feet to nine feet in length and weigh between 20 pounds and 4,800 pounds (2.2 metric tons).

        The manufacture of graphite electrodes involves the six main processes described below:

Forming:	Calcined petroleum coke is crushed, screened, sized and blended in a heated vessel with coal tar pitch. The resulting plastic mass is extruded through a forming press and cut into cylindrical lengths (called “green” electrodes) before cooling in a water bath.

Baking:	The “green” electrodes are baked at about 1,400 degrees Fahrenheit in specially designed furnaces to purify and solidify the pitch and burn off impurities. After cooling, the electrodes are cleaned, inspected and sample-tested.

Impregnation:	Baked electrodes are impregnated with a special pitch when higher density, mechanical strength and capability to withstand higher electric currents are required.

Rebaking:	The impregnated electrodes are rebaked to solidify the special pitch and burn off impurities, thereby adding strength to the electrodes.

Graphitizing:	Using a process that we developed, the rebaked electrodes are heated in longitudinal electric resistance furnaces at about 5,000 degrees Fahrenheit to restructure the carbon to its characteristically crystalline form, graphite. After this process, the electrodes are gradually cooled, cleaned, inspected and sample-tested.

Machining:	After graphitizing, the electrodes are machined to comply with international specifications governing outside diameters, overall lengths and joint details. Tapered sockets are machine-threaded at each end of the electrode to permit the joining of electrodes in columns by means of correspondingly double-tapered machine-threaded graphite nipples (called “pins”).

        Cathodes range in size from 5 feet to 12 feet and weigh between 800 pounds and 3,700 pounds. Graphite cathodes are manufactured by a comparable process. Carbon electrodes (which can be up to 55 inches in diameter) are primarily extruded in a comparable process (excluding impregnation and graphitization). Carbon cathodes are manufactured by a comparable process (excluding impregnation and graphitization). Refractories are manufactured using a process comparable to that for carbon electrodes or a proprietary “hot press” process. We believe that we manufacture the broadest range of sizes in graphite electrodes, carbon electrodes and cathodes and that the quality of our electrodes and cathodes is competitive with or better than that of comparable products of any other major manufacturer.

        We generally warrant to our customers that our electrodes and cathodes will meet our specifications. Electrode and cathode returns and replacements have aggregated less than 1% of net sales in each of the last three years.

        As a result of repositioning our global manufacturing network and other actions, together with our proprietary process technology, we now have the capability, depending on product demand and mix, to incrementally manufacture more than 230,000 metric tons of graphite electrodes and more than 40,000 metric tons of cathodes annually from our existing assets. We also have the capacity to manufacture about 30,000 metric tons of carbon electrodes annually. The following table sets forth certain information regarding our sales volumes.

	For the Year Ended December 31,
	2002	2003	2004
	(Metric tons)
Volume of graphite electrodes sold	180,500	200,500	222,000
Volume of cathodes sold	37,000	36,000	36,500
Volume of carbon electrodes sold	17,000	21,000	21,500

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

        Quality Standards and Maintenance. Most of our global manufacturing facilities are certified and registered to ISO 9001-2000 international quality standards and some are certified to QS 9000-1998 standards. Our natural graphite line of business has a quality assurance system designed to meet the most stringent requirements of its customers and is ISO TS 16949:2002 certified. Major maintenance at our facilities is conducted on an ongoing basis.

        Raw Materials and Suppliers. The primary raw materials for electrodes and cathodes are engineered by-products and residues of the petroleum and coal industries. We use these raw materials because of their high carbon content. The primary raw materials for graphite electrodes and graphite cathodes are calcined petroleum cokes (needle coke for electrodes and regular grade cokes for cathodes), coal tar pitch and petroleum pitch. The primary raw materials for carbon electrodes and carbon cathodes are calcined anthracite coal and coal tar pitch and, in some instances, a petroleum coke-based material. The primary raw material for our natural graphite products is natural graphite flake. We purchase raw materials from a variety of sources and believe that the quality and cost of our raw materials on the whole is competitive with or better than those available from our competitors. Except as discussed below with regard to petroleum needle coke, we believe that adequate supplies of these raw materials are available at market prices.

        We have a strategic alliance with ConocoPhillips, the largest producer of petroleum coke, to improve the supply chain for our primary raw material and, since the beginning of 2001, we have purchased a majority of our requirements for petroleum coke, at variable prices, from multiple plants of ConocoPhillips under an evergreen supply agreement. This evergreen supply agreement, with an initial term that continues through the end of 2006, contains customary terms and conditions, including price renegotiation, dispute resolution and termination provisions. Unocal, a leading supplier of needle coke with operations in Seadrift, Texas, recently announced the sale of certain of its coke production assets in Lemont, Illinois. The buyer does not intend to use the assets for needle coke production. Unocal stated that, as a result of this sale, it would plan to ramp up production of petroleum needle coke at the Seadrift facility. We believe the Lemont closure could result in a shortage of quality petroleum needle coke in the marketplace. We have purchased virtually no needle coke from Unocal over the last several years. To date, we have secured virtually all of our 2005 needle coke volume requirements and locked in price on that volume.

        In 2001, we shut down our U.S. coal calcining operations primarily because we entered into a five-year agreement to purchase calcined coal from a third party at a competitive cost. This agreement contains customary terms and conditions.

        We purchase natural graphite flake from a variety of sources. We entered into an arrangement with Mazarin Mining Corporation to develop and commercialize a natural graphite deposit in Canada. We have the right to purchase the entire production of natural graphite flake from the deposit. We believe that at full capacity, if developed, the deposit should produce about 50,000 tons of natural graphite flake per year, which would make it one of the largest single sources of natural graphite flake in the world. Consummation of the arrangement is subject to, among other things, the receipt of any required government approval. In December 2003, Mazarin completed a reorganization, pursuant to which the assets of Mazarin were transferred to Sequoia Minerals Inc., a subsidiary of Mazarin that was subsequently spun off. In June 2004, Cambior Inc. (a Canadian mining company) purchased the outstanding shares of Sequoia Minerals Inc. We do not believe that these transactions will have any material impact on our current arrangement.

        We purchase energy from a variety of sources. Electric power used in manufacturing processes is purchased from local suppliers under contracts with pricing based on rate schedules or price indices. Our electric costs can vary significantly depending on these rates and usage. Natural gas used in manufacturing processes is purchased from local suppliers primarily under annual volume contracts with pricing based on various natural gas price indices. We have in the past entered into, and may in the future enter into, natural gas hedge derivative contracts to effectively fix some or all of our direct and indirect natural gas cost exposure in North America (which represents about 45% of our direct worldwide exposure). In addition, we have in the past entered into, and may in the future enter into, short duration fixed rate purchase contracts with certain of our natural gas suppliers in order to mitigate seasonal increases in our natural gas costs. We currently do not have any natural gas derivative contracts.

Distribution

        We deploy various demand management and inventory management techniques to seek to ensure we can meet our customers’ delivery requirements while still maximizing the utilization of our production capacity. We can experience significant variation in our customers’ delivery requirements as their specific needs vary and change through the year. We generally seek to maintain appropriate inventory levels, taking into account these factors as well as the significant differences in manufacturing cycle times for synthetic graphite products and our customers’ products. Over the past two years, we have operated with lower than desired graphite electrode inventory levels because of the sustained strength in graphite electrode demand. Currently, we do not manage or operate our manufacturing network based on a backlog.

        Finished products are generally stored at our manufacturing facilities. Limited quantities of some finished products are also stored at local warehouses around the world to meet customer needs. We ship our finished products to customers primarily by truck and ship, using “just in time” techniques, where practical.

        Proximity of manufacturing facilities to customers can provide a competitive advantage in terms of cost of delivery of electrodes and cathodes. These costs are affected by changes in currency exchange rates, methods of shipment, import duties and whether the manufacturing facilities are located in the same economic trading region as the customer. We believe that our manufacturing facilities are uniquely located around the world to supply graphite electrodes and cathodes globally and that the locations of our facilities provide us with a significant competitive advantage.

Sales and Customer Service

        Our product quality, unique global manufacturing network, its proximity to regional and local customers and market segments and the related lower cost structure allows us to deliver a broad range of product offerings across various market segments. We differentiate and sell the value of our product offerings, depending on the market segment or specific product application, primarily based on product quality and performance, delivery reliability, price, and customer technical service.

        We price our offers based on the value that we believe we deliver to our customers. Pricing may vary within any given industry, depending on the market segment within that industry and the value of the offer to a specific customer. Where we enable customer leadership in, for example, the most productive EAF steel mills, the most advanced aluminum smelting furnaces, electronic thermal management and PEM fuel cells, we believe we can achieve a higher market price. In certain segments where the product offers less differentiation, we may achieve little or no premium for our offer. We have also begun to modify the terms of our offers, specifically in the area of graphite electrode sales, so that we have a more timely ability, through more frequent assessments of the market and other factors that affect our profitability, to determine the most appropriate pricing of our offers and adjust the price of our customer orders accordingly. Substantially all of our graphite electrode customers generally seek to negotiate and secure the reliable supply of their anticipated volume requirements on a semi-annual or annual basis. The remainder of our graphite electrode customers purchase their electrodes as needed at then current market prices (i.e., at the spot price). Our cathode customers primarily enter into longer term “made to order” supply contracts, although certain customers also purchase their cathodes as needed at then current market prices (i.e., at the spot price). Our carbon electrode customers primarily enter into annual contracts with us for a percentage of their annual requirements at a firm price. We have, in certain instances, entered into long term supply contracts with purchasers of our carbon electrodes, and we may, from time to time in the future, enter into long term supply contracts with purchasers of our other products. Orders taken pursuant to our standard terms and conditions are generally not cancelable by the customer. However, these orders are subject to renegotiation or adjustment to meet changing market conditions. Currently, we do not manage or operate based on a backlog.

        We believe that we are the recognized industry leader in providing value added technical services to customers for our major product lines and that we have the largest customer technical service and related supporting engineering and scientific organizations in our industry, with more than 245 engineers, scientists and specialists around the world.

        We deploy these selling methods and our customer technical service to address the specific market needs of each of our lines of business.

        Synthetic Graphite Business. Our synthetic graphite line of business sells products in every major geographic market primarily through its direct sales force, whose members are trained and experienced with our products. Its direct sales force operates from about 16 sales offices located around the world. It also sells products through independent sales agents and distributors.

        Our synthetic graphite line of business has customer technical service personnel based around the world who assist customers to maximize their production and minimize their costs. It employs about 160 engineers and technicians to provide technical service and advice to key steel and other metals customers in furnace design, operation and upgrade to reduce energy consumption, improve raw material costs and increase output. In connection therewith, we recently developed and are now providing the UCAR Connex™ monitor systems to key EAF steel producers around the world. The UCAR Connex™ monitor systems is a computer-based furnace data collection and analysis service with real time and web based reporting capabilities. It is the next generation of service that we believe is not available from any other source and is particularly valuable to multi-plant customers. We believe that our synthetic graphite line of business has more technical service engineers located in more countries than any of its competitors.

        The sales and service groups of our synthetic graphite line of business include those dedicated to cathodes who are employed by Carbone Savoie. Carbone Savoie’s sales and service groups work closely with those of Alcan/Pechiney, which is our 30% venture partner in Carbone Savoie, to maximize use of their respective products and technologies.

        Natural Graphite Business. Our natural graphite line of business has six direct field sales employees in the U.S., two in Europe, and one in Asia. It also sells products through independent sales agents and distributors. Its customer service personnel, supported by a staff of more than 30 development scientists and manufacturing engineers, assist customers in learning about and using our products, improving their manufacturing processes and operations, and solving their technical dilemmas. A particular focus is assisting customers and others who design, develop or produce electronic devices to integrate our advantaged flexible graphite solutions into their new devices.

        Advanced Carbon Materials Business. Our advanced carbon materials line of business sells products through its direct global sales force, located in all of its major markets, as well as through independent agents and distributors. Its U.S. sales office coordinates the activities of an experienced sales staff and these agents and distributors. Our experienced engineering staff provides technical service to customers around the world. It provides specialized technical assistance to submerged arc and other furnace operators with regard to product performance, furnace monitoring and operations analysis. We believe that our customer technical service staff is highly regarded.

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

        We believe that our technological and manufacturing strengths and capabilities provide us with a significant growth opportunity as well as a competitive advantage and are important factors in the selection of us by industry leaders and others as a strategic partner. Our technological capabilities include developing products with superior thermal, electrical and physical characteristics that provide a differentiating advantage. We seek to exploit these strengths and capabilities across all of our businesses, to improve existing products and to develop and commercialize new products for markets with high growth potential.

        Developments by us include:

o	larger and stronger graphite electrodes;

o	new chemical additives to enhance raw materials used in the manufacture of graphite electrodes;

o	patented advanced pin technology for graphite electrodes;

o	improved supersize graphite electrodes for the most demanding electric arc steel producing furnaces;

o	cold pastes with reduced environmental impact for use with cathodes;

o	patented processing technology for high performance graphite cathodes which have become the preferred products in the industry;

o	products for PEM fuel cells that are enabling fuel cell commercialization; and

o	new electronic thermal management technologies.

We have been awarded preferred or certified supplier status by many major steel, aluminum, and automotive supply companies and have received numerous technological innovation and other awards by industry groups, customers and others. In both 2003 and 2004, we received R&D Magazine’s prestigious R&D 100 Award, granted to identify the 100 most technologically significant commercialized products each year, for our achievements in electronic thermal management products.

        A significant portion of our research and development is focused on new product development, including advancements in electrode and cathode technology, achievement of the objectives of our strategic alliances with companies that use or specify the use of electronic thermal management technologies and our strategic alliance with Ballard Power Systems for PEM fuel cells.

        Technology Licensing and Research, Testing and Other Services. We offer, through licensing contracts, rights to use our intellectual property to other firms developing or manufacturing products. We also provide, through service contracts:

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

Among other things, we provide cost-effective services for a broad range of markets and license our proprietary technology for a broad range of applications through our web site. The web site includes technical papers on graphite and carbon science, technical literature and search assistance, and industry news as well as access to our services.

        Intellectual Property. We believe that our intellectual property, consisting primarily of patents and proprietary know-how and information, particularly the intellectual property relating to electronic thermal management and fuel cell power generation, provides us with competitive advantages and is important to our growth opportunities. Our intellectual property portfolio is extensive, with over 310 U.S. and foreign patents and 280 U.S. and foreign pending patent applications, which we believe is more than any of our major competitors. Over 125 of these patents were granted during the past four years. Among our competitors, we hold the largest number of patents for flexible graphite as well as the largest number of patents relating to the use of natural graphite for PEM fuel cell applications. In addition, we have obtained exclusive and non-exclusive licenses to various U.S. and foreign patents relating to our technologies. These patents and licenses expire at various times over the next two decades.

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

Competition

        Synthetic Graphite and Advanced Carbon Materials Businesses. Competition in the graphite electrode, cathode, advanced synthetic graphite and advanced carbon materials businesses is based primarily on product differentiation and quality, delivery reliability, price, and customer service, depending on the market segment or specific product application.

        Global and regional economic conditions and prior antitrust investigations, lawsuits and claims have had an impact on the graphite electrode industry. We believe that, at a minimum, these impacts include increased price competition and increased debt or cost burdens, or both, for most manufacturers in the industry.

        In the most demanding product applications (that is, graphite electrodes that can operate in the largest, most productive and demanding EAF steel mills in the world), we compete primarily on product quality, delivery reliability and customer technical service. We believe these are prerequisite capabilities that not all producers of graphite electrodes possess or can demonstrate consistently. In this market segment, we primarily compete with higher quality graphite electrode producers, although certain other lower quality producers can demonstrate adequacy in certain melters.

        In other product applications, including ladle furnaces requiring less demanding performance and certain other ferrous and non-ferrous market segments, we compete based on product differentiation, product quality and price. Our product quality, unique global manufacturing network, proximity to regional and local customers and market segments and the related lower cost structure allows us to deliver a broad range of product offerings across these various market segments.

        We believe that there are no current commercially viable substitutes for graphite electrodes in EAF steel production or for cathodes in aluminum smelting furnaces. We are aware of commercially viable technologies that are competitive with carbon electrodes. Our industrial thermal management products compete with a wide variety of materials, including natural and synthetic fibers, other carbon forms and metal products.

        We believe that there are significant barriers to entry into our industry, including the need for extensive product and process know-how and other intellectual property and a high initial capital investment. It also requires high quality raw material sources and a developed energy supply infrastructure. There have been no entrants in the graphite electrode industry for more than 50 years. We are not aware of any “greenfield” construction of new graphite electrode manufacturing facilities and believe that it is unlikely that new “greenfield” graphite electrode manufacturing facilities will be built during the next several years by existing competitors due to, among other things, the relatively high initial capital investment. We believe that one or more of our graphite electrode competitors in India are in the process of incrementally expanding their graphite electrode manufacturing capacity and are also providing technical know-how in connection with the potential manufacture of graphite electrodes in Iran.

        There is only one other global manufacturer of graphite electrodes (SGL Carbon whose facilities are located on only two continents, Europe and North America, virtually all of which are located in higher cost countries), four manufacturers in Japan (one of whom, Showa Denko Carbon, also has a plant located in the U.S.), two manufacturers in India and about three other notable regional or local manufacturers. There are seven notable manufacturers of cathodes in the world. We believe that we and SGL Carbon are the largest manufacturers of cathodes in the world. There are four significant manufacturers of carbon electrodes in the world. There are about five significant manufacturers of advanced synthetic graphite products in the world.

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

        Our electronic thermal management solutions compete with a wide variety of materials, including copper and other metals, ceramics, conductive rubbers and greases. Our fuel cell products compete with other graphitic products, including fibers, composites and synthetic graphite, and metal products such as stainless steel. Our sealing and gasket products compete with various fiber products such as asbestos, cellulose and synthetic composites as well as stainless steel and other metals. Our fire retardant products compete with compounds containing phosphates, halogens and hydrated aluminas as well as many other materials.

Environmental Matters

        We are subject to a wide variety of federal, state, local and foreign laws and regulations relating to the presence, storage, handling, generation, treatment, emission, release, discharge and disposal of hazardous, toxic and other substances and wastes governing our current and former properties and neighboring properties and our current operations. These laws and regulations (and the enforcement thereof) are periodically changed and are becoming increasingly stringent. We have experienced some level of regulatory scrutiny at most of our current and former facilities, and have been required to take remedial action and incur related costs, in the past and may experience further regulatory scrutiny, and may be required to take further remedial action and incur additional costs, in the future. Although this has not been the case in the past, these costs could have a material adverse effect on us in the future.

        The principal U.S. laws and regulations to which we are subject include:

o	the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act and similar state and local laws which regulate air emissions, water discharges and hazardous waste generation, treatment, storage, handling, transportation and disposal;

o	the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, and the Small Business Liability Relief and Brownfields Revitalization Act of 2002, and similar state laws that provide for responses to and liability for releases of hazardous substances into the environment; and

o	the Toxic Substances Control Act and related laws that are designed to track and control chemicals that are produced or imported into the United States and assess the risk to health and to the environment of new products at early developmental stages.

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

        As a result of amendments to the Clean Air Act enacted in 1990, certain of our facilities will be required to comply with new standards for air emissions to be adopted by the USEPA and state environmental protection agencies over the next several years pursuant to regulations that have been or will be promulgated, including the USEPA’s anticipated promulgation of maximum achievable control technology standards for carbon and graphite manufacturing plants. The regulations which have been promulgated to date will necessitate the installation of additional controls and changes in certain manufacturing processes in order for us to achieve compliance with these regulations. Similar foreign laws and regulations may also establish new standards for air emissions that may also necessitate the installation of additional controls on our manufacturing operations. Based on information currently available to us, we believe that compliance with these regulations will not have a material adverse effect on us.

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

        Estimates of future costs of environmental protection are necessarily imprecise due to numerous uncertainties, including the impact of new laws and regulations, the availability and application of new and diverse technologies, the extent of insurance coverage, the identification of new hazardous substance disposal sites at which we may be a PRP and, in the case of sites subject to Superfund and similar state and foreign laws, the ultimate allocation of costs among PRPs and the final determination of remedial requirements. Subject to the inherent imprecision in estimating such future costs, but taking into consideration our experience to date regarding environmental matters of a similar nature and facts currently known, we believe that costs and capital expenditures (in each case, before adjustment for inflation) for environmental protection will not increase materially over the next several years.

Insurance

        We obtain insurance against civil liabilities relating to personal injuries to third parties, for loss of or damage to property, for business interruptions and for environmental matters, to the extent that it is currently available and provides coverage that we believe is appropriate upon terms and conditions and for premiums that we consider fair and reasonable. We believe that we have insurance providing coverage for claims and in amounts that we believe appropriate as described above. We cannot assure, however, that we will not incur losses beyond the limits of or outside the coverage of our insurance. Our insurance has not and will not cover any material liabilities that have or may become due in connection with antitrust investigations, lawsuits or claims.

Employees

        Since 1998, we have reduced our global workforce by about 1,700 employees, or over 30%. At December 31, 2004, we had 3,872 employees, of which 1,813 were in Europe (including Russia), 903 were in Mexico and Brazil, 377 were in South Africa, 3 were in Canada, 767 were in the U.S. and 9 were in the Asia Pacific region. At December 31, 2004, 2,778 of our employees were hourly employees.

        At December 31, 2004, about 69% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. At December 31, 2004, about 1,494 employees, or 39% of our employees, were covered by agreements, which expire, or are subject to renegotiation, at various times through December 31, 2005. We believe that, in general, our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.

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

        We sell graphite electrodes, which accounted for about 67% of our total net sales in 2004, primarily to the EAF steel production industry. We also sell cathodes, which accounted for about 12% of our total net sales in 2004, to the aluminum industry. Many of our other products are sold primarily to the transportation, semiconductor, petrochemical and other metals industries. These are global basic industries, and they are experiencing various degrees of growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects overall demand and prices for our products sold to these industries. Accordingly, we are directly affected by changes in global and regional economic conditions. These conditions are affected by events and circumstances beyond our control such as geopolitical events (such as the war on terror and the circumstances involving Iraq and North Korea), changes in demand by consumers, businesses and governments and policy decisions by governments and central banks. As a result of changes in economic conditions, demand and pricing for our products sold to these industries has fluctuated significantly.

        Demand for our products sold to these industries may be adversely affected by improvements in our products as well as in the manufacturing operations of customers, which reduce the rate of consumption or use of our products for a given level of production by our customers. In the case of graphite electrodes, we estimate that specific consumption declined from about 4.3 kilograms of graphite electrodes per metric ton of steel produced in 1990 to about 2.3 kilograms per metric ton in 2004. We believe that the rate of decline of specific consumption over the long term has become lower.

        Sales volumes and prices of our products sold to these industries are impacted by the supply/demand balance as well as overall demand and growth of and consolidation within the end markets for our products. In addition to the factors mentioned above, the supply/demand balance is affected by factors such as business cycles, rationalization within our industry, and output and productivity within our industry and the end markets for our products, some of which factors are affected by decisions by us. In the case of graphite electrodes, although our volume of graphite electrodes sold has increased significantly over the past three years, we have in the past experienced significant fluctuations in volume. In addition, although we implemented graphite electrode price increases over the past two years, prices declined significantly from 1998 through 2002.

        Over the past few years, we faced extremely challenging business and industry conditions. Adverse global and regional economic conditions negatively impacted many of the end markets for our products, with many customers in these markets reducing production, becoming less creditworthy or being acquired due to consolidation within their industries. Industry-wide capacity for most of our products exceeded demand, and competition has been intense. Although net income has improved in 2004 from 2003, it has declined significantly since 1999.

        We cannot assure you that the EAF steel production industry will continue to be the higher long term growth sector of the steel industry, that the aluminum industry will continue to experience long term growth or that any of the other industries to which we sell products will continue to strengthen as a result of current economic conditions. Accordingly, we cannot assure you that there will be stability or growth in demand for or prices of graphite electrodes or our other products sold to these industries. An adverse change in global or certain regional economic conditions could adversely affect us in a material way.

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

        Successful and profitable commercialization of products is subject to various risks, including risks beyond our control such as:

o	the possibility that we may not be able to develop viable products or, even if we develop viable products, that our products may not gain commercial acceptance;

o	the possibility that, until our products gain broad commercial acceptance, our sales may be concentrated in a limited number of customers;

o	the possibility that our commercially accepted products could be subsequently displaced by other products or technologies;

o	the possibility that, even if our products are incorporated in new products of our customers, our customers’ new products may not become viable or commercially accepted or may be subsequently displaced;

o	the possibility that a mass market for our commercially accepted products, or for our customers’ products which incorporate our products, may not develop;

o	restrictions under our agreements with Ballard Power Systems on sales of our fuel cell products to and collaboration with others; and

o	failure of our customers to purchase our products in the quantities that we expect.

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

        Since 1997, we have been subject to antitrust investigations and related lawsuits and claims. We have recorded pretax charges of $383 million against results of operations as a reserve for estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. Through December 31, 2004, we have paid an aggregate of $360 million of fines and net settlements and expenses which has been applied against the reserve and $20 million of imputed interest (which is described below) that has not been applied against the reserve. The balance of the reserve of $43 million is primarily available for the balance of the fine (the “DOJ antitrust fine”) payable by us to the U.S. Department of Justice (the “DOJ”) that was imposed in 1998.

        The DOJ antitrust fine did not bear interest prior to April 2004. Commencing on April 2004, interest began to accrue at the statutory interest rate. The reserve does not cover interest on the DOJ antitrust fine (including interest that, for accounting purposes, is imputed on the DOJ antitrust fine for the period during which it is non-interest bearing). Such interest is recorded in interest expense on the Consolidated Statements of Operations.

        Our insurance has not and will not cover any material liabilities that have or may become due in connection with antitrust investigations, lawsuits or claims.

        We cannot assure you that remaining liabilities and expenses in connection with antitrust investigations, lawsuits and claims will not materially exceed the remaining balance of the reserve or that the timing of payment thereof will not be sooner than anticipated. If such liabilities or expenses materially exceed such balance or if the timing of payment thereof is sooner than anticipated, such events could materially adversely affect us.

We are highly leveraged and our substantial debt and other obligations could limit our financial resources and ability to compete and may make us more vulnerable to adverse economic events.

        We are highly leveraged and have other substantial obligations. At December 31, 2004, we had total debt of $673 million, cash and cash equivalents of $24 million and a stockholders’ deficit of $53 million. Further, a significant majority of our debt is variable rate debt or has been effectively converted into variable rate debt through interest rate swaps, and we are required to provide certain cash collateral to the counterparties of such swaps as market interest rates rise above certain levels.

        We use cash and cash equivalents, funds available under the Revolving Facility as well as cash flow from operations as our primary sources of liquidity. At December 31, 2004, we were in compliance with the financial covenants under the Revolving Facility and had no outstanding balance under the Revolving Facility with $221 million (after consideration of outstanding letters of credit and at currency exchange rates in effect at December 31, 2004) fully available. We believe that we will have a positive cash flow from operating activities in 2005 (excluding payments related to restructurings and the DOJ antitrust fine). For 2005, we expect to make payments of about $6 million related to restructurings and about $17 million related to the DOJ antitrust fine.

        Our high leverage and other obligations could have important consequences, including the following:

o	our ability to restructure or refinance our debt or obtain additional debt or equity financing for payment of these obligations, or for working capital, capital expenditures, acquisitions or other general corporate purposes, may be impaired in the future;

o	a substantial portion of our cash flow from operations must be dedicated to debt service and payment of antitrust obligations, thereby reducing the funds available to us for other purposes;

o	an increase in interest rates could result in an increase in the portion of our cash flow from operations dedicated to debt service or cash collateral requirements, in lieu of other purposes;

o	we may have substantially more leverage and antitrust obligations than certain of our competitors, which may place us at a competitive disadvantage; and

o	our leverage and antitrust obligations may hinder our ability to adjust rapidly to changing market conditions or other events and make us more vulnerable to insolvency, bankruptcy or other adverse consequences in the event of a downturn in general or certain regional economic conditions or in our business or in the event that these obligations are greater, or the timing of payment is sooner, than expected.

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

We are subject to restrictive covenants under the Revolving Facility and the Senior Notes. These covenants could significantly affect the way in which we conduct our business. Our failure to comply with these covenants could lead to an acceleration of our debt.

        The Revolving Facility and the Senior Notes contain a number of covenants that, among other things, significantly restrict our ability to: sell assets; incur, repay or refinance indebtedness; create liens; make investments or acquisitions; engage in mergers or consolidations; pay dividends; repurchase stock; or make capital expenditures.

        The Revolving Facility also requires us to comply with specified financial covenants, including minimum interest coverage and maximum senior secured leverage ratios. We cannot borrow under the Revolving Facility if the additional borrowings would cause us to breach the financial covenants.

        Further, substantially all of our assets are pledged to secure indebtedness as described under “– Risks Relating to Our Securities and Pledges of Our Assets.”

        We are currently in compliance with the covenants contained in the Revolving Facility and the Senior Notes. However, our ability to continue to comply may be affected by events beyond our control. The breach of any of the covenants contained in the Revolving Facility, unless waived, would be a default under the Revolving Facility. This would permit the lenders to terminate their commitments to extend credit under, and accelerate the maturity of, the Revolving Facility. An acceleration of maturity of the Revolving Facility would permit the holders of the Senior Notes and the Debentures to accelerate the maturity of the Senior Notes and the Debentures, respectively. A breach of the covenants under the Senior Notes, unless waived, would be a default under the Senior Notes. This would also permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. An acceleration of maturity of the Senior Notes would permit the holders of the Debentures to accelerate the maturity of the Debentures and the lenders to accelerate the maturity of the Revolving Facility. A breach of our obligations under the Debentures, unless waived, would be a default under the Debentures. This would also permit the holders of the Debentures to accelerate the maturity of the Debentures. Acceleration of maturity of the Debentures would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes and the lenders to accelerate the maturity of the Revolving Facility. Any of these events could have a material adverse effect on our financial condition and liquidity. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, we could be forced to take the actions described in the preceding risk factor and the lenders and holders could proceed against the collateral securing the Revolving Facility and the Senior Notes and exercise all other rights available to them. We cannot assure you that we will have sufficient funds to make these accelerated payments or that we will be able to obtain any such waiver on acceptable terms or at all.

We are subject to risks associated with operations in multiple countries.

        A substantial majority of our net sales are derived from sales outside of the U.S., and a substantial majority of our operations and our total property, plant and equipment and other long-lived assets are located outside the U.S. As a result, we are subject to risks associated with operating in multiple countries, including:

o	currency devaluations and fluctuations in currency exchange rates, including impacts of transactions in various currencies, translation of various currencies into dollars for U.S. reporting and financial covenant compliance purposes, realization of deferred tax assets in various jurisdictions and impacts on results of operations due to the fact that costs of our foreign subsidiaries are primarily incurred in local currency while their products are primarily sold in dollars and euros;

o	imposition of or increases in customs duties and other tariffs;

o	imposition of or increases in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into dollars or euros, making of intercompany loans by subsidiaries or remittance of dividends, interest or principal payments or other payments by subsidiaries;

o	imposition of or increases in revenue, income or earnings taxes and withholding and other taxes on remittances and other payments by subsidiaries;

o	imposition of or increases in investment or trade restrictions and other restrictions or requirements by non-U.S. governments;

o	inability to definitively determine or satisfy legal requirements, inability to effectively enforce contract or legal rights and inability to obtain complete financial or other information under local legal, judicial, regulatory, disclosure and other systems; and

o	nationalization and other risks which could result from a change in government or other political, social or economic instability.

        We cannot assure you that such risks will not have a material adverse effect on us in the future.

        In general, our results of operations and financial condition are affected by inflation in each country in which we have a manufacturing facility. We maintain operations in Brazil, Russia and Mexico, countries which have had in the past, and may have in the future, highly inflationary economies, defined as cumulative inflation of about 100% or more over a three calendar year period. We cannot assure you that future increases in our costs will not exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

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

        We use and generate hazardous substances in our manufacturing operations. In addition, both the properties on which we currently operate and those on which we have ceased operations are and have been used for industrial purposes. Further, our manufacturing operations involve risks of personal injury or death. We are subject to increasingly stringent environmental, health and safety laws and regulations relating to our current and former properties and neighboring properties and our current operations. These laws and regulations provide for substantial fines and criminal sanctions for violations and sometimes require the installation of costly pollution control or safety equipment or costly changes in operations to limit pollution or decrease the likelihood of injuries. In addition, we may become subject to potential material liabilities for the investigation and cleanup of contaminated properties and to claims alleging personal injury or property damage resulting from exposure to or releases of hazardous substances or personal

injury as a result of an unsafe workplace.     Further, noncompliance with or stricter enforcement of existing laws and regulations, adoption of more stringent new laws and regulations, discovery of previously unknown contamination or imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could be material.

We are dependent on supplies of raw materials and energy at affordable prices. Our results of operations could deteriorate if that supply is substantially disrupted for an extended period.

        We purchase raw materials and energy from a variety of sources. In many cases, we purchase them under short term contracts or on the spot market, in each case at fluctuating prices. We purchase a majority of our requirements for petroleum coke, our principal raw material, at variable prices, from multiple plants of a single supplier under an evergreen supply agreement, containing customary terms and conditions, including price renegotiation, dispute resolution and termination provisions with an initial term that continues through the end of 2006. The availability and price of raw materials and energy may be subject to curtailment or change due to:

o	limitations which may be imposed under new legislation or regulation;

o	suppliers’ allocations to meet demand of other purchasers during periods of shortage (or, in the case of energy suppliers, extended cold weather);

o	interruptions in production by suppliers; and

o	market and other events and conditions.

        Petroleum and coal products, including petroleum coke and pitch, our principal raw materials, and energy, particularly natural gas, have been subject to significant price fluctuations. Over the past several years, we have largely mitigated the effect of price increases on our results of operations primarily through our cost reduction efforts and our graphite electrode price increases. We cannot assure you that such efforts will successfully mitigate future increases in the price of raw materials or energy. A substantial increase in raw material or energy prices which cannot be mitigated or passed on to customers or a continued interruption in supply, particularly in the supply of petroleum coke or energy, would have a material adverse effect on us.

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

        We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2003 and 2004, the aggregate principal amount of these loans was $423 million and $477 million, respectively (based on currency exchange rates in effect at such date). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded in other expense (income), net, on the Consolidated Statements of Operations. These gains or losses have in the past been and may in the future be substantial. These gains and losses may cause reported results to differ from actual cash operating results, and such difference may be material.

        We have interest rate swaps that effectively convert fixed rate debt (represented by the Senior Notes) into variable rate debt in order to seek to minimize interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. At December 31, 2004, we had swaps for a notional amount of $450 million. At December 31, 2004, $435 million of our interest rate swaps were designated as hedging the exposure to changes in the fair value of the related debt (called a fair value hedge). The related debt for our swaps is the Senior Notes. During the 2004 fourth quarter, $15 million of our interest rate swaps were de-designated as hedging the exposure to changes in the fair value of the Senior Notes due to repurchases of Senior Notes that occurred in the 2004 fourth quarter. Our swaps are marked-to-market monthly, and we are required to provide cash collateral to the counterparty to the extent that the fair value of the swap liability, net of fair value of our interest rate caps, exceeds $15 million. Our swaps also constitute obligations secured by collateral pledged under the Revolving Facility, and a default thereunder would also constitute a default under the Revolving Facility.

        At December 31, 2003 and 2004, excluding the offsetting value of our interest rate caps, the principal value of our debt was reduced by $18 million and $10 million, respectively, as a result of our fair value hedges. Our interest rate swaps were recorded as part of other long-term obligations on the Consolidated Balance Sheets and as a component of interest expense on the Consolidated Statements of Operations. The de-designated portion of our interest rate swaps are marked-to-market and the resulting changes are recorded in other (income) expense, net. When we sell swaps, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through debt-for-equity exchanges, repurchases or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs. At December 31, 2003 and 2004, the principal value of our debt was increased by $32 million and $25 million, respectively, as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $14 million and a $15 million increase in the fair value of our debt at December 31, 2003 and 2004, respectively, and was recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.”

        We enter into foreign currency instruments to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments attempt to hedge global currency exposures, net, relating to euro-denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. The notional amount of open foreign exchange contracts used by us to minimize foreign currency exposure was nil at December 31, 2003 and $54 million at December 31, 2004. These contracts are marked-to-market monthly, and gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. We recorded a loss of $7 million with respect to contracts held during 2003 and a loss of $1 million with respect to contracts held during 2004.

        We may purchase or sell these financial instruments, and open and close hedges or other positions, at any time. We cannot assure that we will have gains, or will not have losses, of the type described above.

Our results of operations for any quarter are not necessarily indicative of our results of operations for a full year.

        Sales of graphite electrodes and other products fluctuate from quarter to quarter due to such factors as changes in economic conditions, changes in competitive conditions, scheduled plant shutdowns by customers, national vacation practices, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns in response to the announcement of price increases or price adjustments. We have experienced, and expect to continue to experience, volatility with respect to demand for and prices of graphite electrodes and other products, both globally and regionally.

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

        Competition in the graphite and carbon products industry (other than with respect to new products) is based primarily on product differentiation and quality, delivery reliability, price and customer service. Electrodes, in particular, are subject to rigorous price competition. Price increases by us or price reductions by our competitors, decisions by us or our competitors with respect to prices, volumes or profit margins, technological developments, changes in the desirability or necessity of entering into long term supply contracts with customers or other competitive or market factors or strategies could adversely affect our market share, net sales or net income.

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

        In February 2000, we initiated a lawsuit against our former parents. In February 2004, this lawsuit was dismissed. We subsequently appealed the dismissal to the U.S. Circuit Court of Appeals for the Second Circuit (the “Circuit Court of Appeals”) which affirmed the dismissal. We have sought a rehearing before the Circuit Court of Appeals. Successful prosecution of this lawsuit is subject to many risks and uncertainties, including:

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

Risks Relating to our Securities and Pledges of Our Assets

The Senior Notes and the related guarantees have limited security, and the Debentures and the related guarantees have no security. As a result, the Debt Securities are effectively subordinated to the Revolving Facility, which is secured by most of our assets, and to certain other secured debt and obligations. This could result in holders of the Debt Securities receiving less on liquidation than the lenders under the Revolving Facility and certain other creditors. In addition, this could result in holders of the Debentures receiving less on liquidation than the holders of the Senior Notes.

        The borrower under the Revolving Facility is GrafTech Finance. The Revolving Facility is guaranteed by all of our domestic subsidiaries (other than AET) and certain of our foreign subsidiaries. Substantially all of the assets of such subsidiaries (except for the unsecured intercompany term note obligations described below) are pledged to secure obligations of GrafTech Finance as borrower under the Revolving Facility, guarantees by such subsidiaries of the Revolving Facility or intercompany loans to such guarantors under the Revolving Facility. Proceeds of borrowings under the Revolving Facility are required to be:

o	used by GrafTech Finance for its own purposes; or

o	loaned by GrafTech Finance to GTI or certain of our other domestic subsidiaries or to our Swiss subsidiary under intercompany revolving notes that are pledged to secure the Revolving Facility.

        In addition, other funds loaned by GrafTech Finance to our Swiss subsidiary are generally required to be loaned under such intercompany revolving notes. Proceeds of loans to our Swiss subsidiary are required to be:

o	used by our Swiss subsidiary for its own purposes; or

o	loaned by our Swiss subsidiary to our other foreign subsidiaries.

        Any such loans to our other foreign subsidiaries that are not guarantors of the Revolving Facility are guaranteed by most of such other foreign subsidiaries. Such loans and guarantees are secured by a pledge of most of the assets of such other foreign subsidiaries and are pledged by our Swiss subsidiary under the Revolving Facility. As a result, most of our assets are pledged in respect of the Revolving Facility. Further, our obligation to pay the balance of the DOJ antitrust fine is secured by a lien on all of the assets of GTI.

        The Senior Notes have been issued by GrafTech Finance, and the Debentures have been issued by GTI. Unsecured intercompany term notes in an aggregate principal amount equal to $569 million (based on currency exchange rates in effect at December 31, 2004) and unsecured guarantees of those unsecured intercompany term notes by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, at December 31, 2004, the aggregate principal amount of unsecured intercompany term notes pledged to secure the Senior Notes equaled $348 million (based on currency exchange rates in effect at December 31, 2004), or about 80% of the aggregate principal amount of the then outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance is about 39% of the aggregate principal amount of the unsecured intercompany term notes or $221 million (based on currency exchange rates in effect at December 31, 2004) and, together with any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, are not subject to any pledge and are available to satisfy the claims of creditors (including the lenders under the Revolving Facility, the holders of the Senior Notes and, pursuant to the guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) of GrafTech Finance, as their interests may appear. The Senior Notes contain provisions restricting the pledge of those unsecured intercompany term notes to secure any debt or obligation. The foreign subsidiaries who are obligors under any of such unsecured intercompany term notes or the related guarantees are called “unsecured intercompany term note obligors” and their obligations thereunder are called “unsecured intercompany term note obligations.”

        The guarantees of the unsecured intercompany term notes by foreign subsidiaries that are pledged to secure the Senior Notes are limited as required to comply with applicable law. Many of these laws effectively limit the amount of the guarantee to the net worth of the foreign subsidiary guarantor or some portion thereof.

        Neither the Senior Notes nor the Debentures contain limitations on new secured intercompany term or revolving loans under the Revolving Facility to, or intercompany guarantees of such intercompany loans by, foreign subsidiaries, including foreign subsidiaries that are unsecured intercompany term note obligors.

        The Senior Notes are guaranteed by GTI, UCAR Carbon and other U.S. subsidiaries (other than AET) that collectively hold a substantial majority of our U.S. operating assets. The Debentures are guaranteed by GrafTech Finance, UCAR Carbon and other U.S. subsidiaries (other than AET) that collectively hold a substantial majority of our U.S. operating assets. The obligors (including the guarantors) under the Senior Notes and the Debentures are the same. The guarantees of the Senior Notes and the Debentures are unsecured, except the guarantee of the Senior Notes by UCAR Carbon. Each of the obligors (including guarantors) under the Senior Notes and the Debentures is also an obligor (including a guarantor) under the Senior Facilities. The guarantee of the Senior Notes by UCAR Carbon is secured by a pledge of all of the shares of capital stock (constituting 97.5% of the outstanding shares of capital stock) of AET held by UCAR Carbon (called the “AET Pledged Stock”). While all of the AET Pledged Stock is pledged to secure the UCAR Carbon guarantee of the Senior Notes, at no time will the value of the pledged portion of the AET Pledged Stock exceed 19.99% of the principal amount of the then outstanding Senior Notes. Moreover, the pledge of the AET Pledged Stock is junior to the pledge of the same shares to secure the UCAR Carbon guarantee of the Senior Facilities.

        None of our foreign subsidiaries has guaranteed the Senior Notes or the Debentures.

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

        The issuer of the Debentures is our parent holding company. It is a holding company with no operations, limited assets (all of which are pledged to secure the Revolving Facility and the DOJ antitrust fine) and substantial debt, liabilities and obligations.

        GrafTech Finance, the issuer of the Senior Notes, is a special purpose finance company with limited operations, limited assets (a substantial majority of which are pledged to secure the Revolving Facility and the Senior Notes) and substantial debt.

        A majority of our operations is conducted by, and a majority of our cash flow from operations is derived from, our foreign subsidiaries. The foreign subsidiaries that have issued unsecured intercompany term notes that are pledged to secure the Senior Notes are our operating subsidiaries in Mexico, South Africa and Switzerland and our holding company in France. The obligations of the holding company in France in respect of its unsecured intercompany term note are guaranteed, on an unsecured basis, by our operating company in France engaged in the graphite electrode business. The unsecured intercompany term notes are guaranteed, on an unsecured basis, by our operating subsidiaries in Brazil, Canada, Mexico, Spain, Switzerland and the United Kingdom and the holding company in France.

        Our operating subsidiary in Italy engaged in the advanced synthetic graphite products business, our operating subsidiary in Russia and Carbone Savoie, AET and certain immaterial domestic and foreign operating and holding companies are neither guarantors of the Senior Notes or the unsecured intercompany term notes nor guarantors of the Debentures. At December 31, 2004, the aggregate combined book value of their assets was about $185 million. For 2004, their aggregate combined net income was about $4 million and their aggregate combined net use of cash from operations was about $2 million (excluding the impact of payments and borrowings under a short-term unsecured intercompany cash management notes issued by them).

        GrafTech Finance has made and may continue to make secured intercompany revolving loans to our Swiss subsidiary that are pledged under the Revolving Facility. At December 31, 2004 (based on currency exchange rates in effect on December 31, 2004), the aggregate principal amount of the intercompany revolving loan to our Swiss subsidiary was nil. To the extent that our Swiss subsidiary loans proceeds of such secured intercompany revolving loans to foreign subsidiaries that are not guarantors of the Revolving Facility, these loans will be secured, and guaranteed on a secured basis, by other such foreign subsidiaries and will be pledged under the Revolving Facility. Neither the Senior Notes nor the Debentures contain limitations on existing or new secured intercompany revolving loans pursuant to the Revolving Facility to domestic or foreign subsidiaries that are guarantors of the Senior Notes or unsecured intercompany term note obligors.

        GTI relies upon interest and principal payments on intercompany loans, as well as dividends, loans and advances from our subsidiaries, to generate the funds necessary to meet its debt service obligations with respect to the Debentures. GrafTech Finance relies upon interest and principal payments on intercompany loans, as well as loans, advances and contributions from GTI and our other subsidiaries, to generate the funds necessary to meet its debt service obligations with respect to the Revolving Facility and the Senior Notes. GTI and our subsidiaries are separate entities that are legally distinct from each other. Our subsidiaries that are neither guarantors of the Senior Notes nor unsecured intercompany term note obligors have no obligation, contingent or otherwise, to pay debt service on the Senior Notes or to make funds available for such payments. Our subsidiaries that are not guarantors of the Debentures have no obligation, contingent or otherwise, to pay debt service on the Debentures or to make funds available for such payments. The ability of GTI and our subsidiaries to make these payments, loans, advances or contributions is subject to, among other things and to the extent applicable, their earnings and cash flows, their need for funds for business purposes, the covenants of their other debt, guarantees and obligations, and restrictions on dividends, distributions or repatriation of earnings under applicable corporate laws and foreign currency exchange regulations.

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

        As a result, the Senior Notes and the Debentures are structurally subordinated to all existing and future debt and other obligations, including trade payables and obligations to preferred stockholders, of our subsidiaries that are neither guarantors of the Senior Notes or the Debentures, respectively, nor, in the case of the Senior Notes only, unsecured intercompany term note obligors, and the ability of the issuers and guarantors of the Senior Notes and the Debentures to receive (and therefore the ability of the holders of the Senior Notes and the Debentures to participate in) the assets of any subsidiary upon liquidation, bankruptcy, insolvency or similar proceedings involving any such subsidiary will be subject to the claims of the holders of such debt and other obligations, including trade creditors and preferred stockholders. In addition, to the extent that the issuers and guarantors of the Senior Notes and the Debentures are creditors of any such subsidiary, whether as trade creditors, creditors under the unsecured intercompany term notes or otherwise, their rights as a creditor could be equitably subordinated to such claims. At December 31, 2004, the debt and liabilities of such subsidiaries totaled $74 million (excluding intercompany trade and other miscellaneous liabilities of $19 million).

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

        In general, the unsecured intercompany term notes and the unsecured intercompany term note guarantees cannot be changed, and the unsecured intercompany term notes cannot be prepaid or otherwise discharged, without the consent of the holders of the Senior Notes. However, without the consent of the holders of the Senior Notes:

o	the interest rate, interest payment dates, currency of payment of principal and interest and currency in which an unsecured intercompany term note is denominated (subject to certain limitations) can be amended;

o	provisions of an unsecured intercompany term note obligation can be amended to comply with changes in applicable law, so long as such amendments do not change the enforceability, principal amount, stated maturity, average life, ranking or priority or prepayment provisions of an unsecured intercompany term note or the enforceability of or obligations guaranteed under an unsecured intercompany term note guaranty; and

o	an unsecured intercompany term note can be prepaid in whole or in part if the proceeds received by GrafTech Finance from such prepayment are (i) invested in or loaned to a guarantor of the Senior Notes, (ii) loaned to another foreign subsidiary pursuant to an unsecured intercompany note that is pledged to secure the Senior Notes and is, to the extent permitted by applicable law, guaranteed by the unsecured intercompany term note obligors or (iii) applied to an offer to purchase Senior Notes at a purchase price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest.

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

        If such an event (including the exercise of such option) were to occur, we cannot assure you that we would have sufficient funds to pay the purchase price, and we expect that we would require third party financing to do so. We cannot assure that we would be able to obtain this financing on favorable terms or at all. Upon the occurrence of certain of these events, we may be required to repay all borrowings under the Revolving Facility or obtain the consent of the lenders under the Revolving Facility to purchase the Senior Notes and the Debentures. If we do not obtain such consent or repay such borrowings, we may be prohibited from purchasing the Senior Notes and the Debentures. In such case, our failure to purchase tendered Senior Notes or Debentures would constitute a default under the Senior Notes or the Debentures, respectively. If the holders of the Senior Notes or the Debentures were to accelerate the maturity of the Senior Notes or the Debentures, respectively, upon such default, the lenders under the Revolving Facility would have the right to terminate their commitment to extend credit under, and to accelerate the maturity of, the Revolving Facility. We cannot assure that we will have the financial ability to purchase outstanding Senior Notes and Debentures and repay such borrowings upon the occurrence of any such event.

The Senior Notes, the Debentures and the respective related guarantees rank equally with each other and certain of our other debt and liabilities.

        The Senior Notes and the related guarantees, and the Debentures and the related guarantees, are general senior obligations of the respective issuers and guarantors. Payments in respect thereof rank equally with each other and with payments in respect of all other present or future senior indebtedness of such issuers and guarantors, respectively, and senior to all present or future subordinated obligations of such issuers and guarantors, respectively. Such payments are effectively subordinated to all present or future secured indebtedness and obligations (including the secured obligations or guarantees in respect of the Revolving Facility and, in the case of GTI as issuer or guarantor, the secured DOJ antitrust fine), to the extent of the value of the assets securing such indebtedness and obligations. We currently have no subordinated indebtedness.

        GTI, GrafTech Finance and our other subsidiaries may from time to time incur additional debt, including senior indebtedness and secured indebtedness, as well as other liabilities. Such additional debt may include indebtedness of obligors in respect of the Senior Notes or the Debentures to subsidiaries that are not obligors in respect of the Senior Notes or the Debentures, subject to certain limitations under the Revolving Facility (but not under the Senior Notes or the Debentures). GTI, GrafTech Finance and our other subsidiaries are subject to certain limitations on incurrence of debt under the Revolving Facility and the Senior Notes (but not under the Debentures).

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

        If we are party to a merger, consolidation, binding share exchange, sale, transfer or lease of all or substantially all of our assets or similar transaction pursuant to which our common stock is converted into, or into the right to receive, cash, securities or other property, then, at the effective time of the transaction, the right to convert a Debenture into our common stock will be changed into a right to convert into the kind and amount of cash, securities or other property which the holder would have received if the holder had converted its Debenture immediately prior to the transaction. This change could substantially lessen or eliminate the value of the conversion right associated with the Debentures.

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

        Holders of Debentures are not entitled to any rights with respect to our common stock (including rights to vote, to receive dividends or other distributions and to participate in other transactions), but will be subject to all changes affecting our common stock. A holder will have rights with respect to our common stock only if and when we deliver shares of our common stock to such holder upon conversion of its Debentures and, to a limited extent, by virtue of the conversion rate adjustments applicable to the Debentures. If a holder converts its Debenture near the record date for the determination of stockholders entitled to vote, receive a dividend or distribution or participate in other transactions, it is possible that such record date could pass before such delivery is made.

The Debenture Indenture contains only limited covenants, which may not protect a holder’s investment if we experience significant adverse changes or engage in a highly leveraged transaction.

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

Our stock price may be volatile due to the nature of our business as well as the nature of the securities markets, which could affect the value of an investment in our common stock, the Debentures or the Senior Notes.

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

Forward Looking Statements

        This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: future production and sales of steel, aluminum, electronic devices, fuel cells and other products that incorporate our products or that are produced using our products; future prices and sales of and demand for such products; future operational and financial performance of our businesses; strategic and business plans; impacts of regional and global economic conditions; interest rate management activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal matters; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future asset sales, costs, working capital, revenues, business opportunities, values, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal” and similar expressions identify some of these statements.

        Actual future events and circumstances (including future results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

o	the possibility that additions to capacity for producing steel in electric arc furnaces may not occur or that increases in graphite electrode manufacturing capacity may occur, which may impact demand for or prices or sales volume of graphite electrodes;

o	the possibility that continued global consolidation of the world’s largest steel producers could impact our business or industry;

o	the possibility that average graphite electrode revenue per metric ton in the future may be different than current spot prices due to changes in product mix, changes in currency exchange rates, changes in competitive market conditions or other factors;

o	the possibility that price increases or adjustments may not be realized;

o	the possibility that economic or technological developments may adversely affect growth in the use of graphite cathodes in lieu of carbon, graphitic or semi-graphitic carbon cathodes in the aluminum smelting process;

o	the possibility that additions to aluminum smelting capacity may not occur or that increases in production of cathodes by competitors may occur, which may impact demand for or prices or sales volume of cathodes;

o	the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management or other products or that they could be subsequently displaced by other products or technologies;

o	the possibility of delays in or failure to achieve widespread commercialization of PEM fuel cells which use our natural graphite-based products or that manufacturers of PEM fuel cells may obtain those products from other sources;

o	the possibility of delays in expanding or failure to expand our manufacturing capacity to meet growth in demand for existing, new or improved products, if any;

o	the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others;

o	the occurrence of unanticipated events or circumstances relating to antitrust investigations, lawsuits or claims or to the lawsuit initiated by us against our former parents;

o	the possibility that the anticipated benefits from organizational and work process redesign or other system changes may be delayed or may not occur;

o	the possibility that our provision for income taxes and effective income tax rate or cash tax rate may fluctuate significantly due to changes in tax planning, tax laws, profitability and other factors;

o	the occurrence of unanticipated events or circumstances relating to health, safety or environmental compliance or remediation obligations or liabilities to third parties or relating to labor relations;

o	the possibility that taxes or other matters could be impacted by the American Job Creation Act of 2004;

o	the possibility of changes in interest or currency exchange rates, in competitive conditions, or in inflation;

o	the possibility of failure to satisfy conditions or milestones under, or occurrence of breach of terms of, our strategic alliances with Alcan, Ballard Power Systems or others;

o	the possibility of changes in government funding of, or failure to satisfy eligibility conditions to, government grants;

o	the possibility that our high leverage, substantial debt and other obligations could limit our financial resources and ability to compete and may make us more vulnerable to adverse economic events;

o	the possibility that our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in fiscal policies by the U.S. and other governments, developments in the Middle East, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism;

o	the possibility of interruptions in our major raw material, energy or utility supplies, due to, among other things, natural disasters, process interruptions, actions by producers, and capacity limitations, that may adversely affect our ability to manufacture and supply our products or result in higher costs;

o	the possibility of interruptions in production at our facilities, due to, among other things, critical equipment failure, that may adversely affect our ability to manufacture and supply our products or result in higher costs;

o	the possibility that a service provider to whom we outsource global information technology and finance and accounting business process services may fail to provide these services;

o	the possibility that we may not complete planned asset sales for amounts or at times anticipated or at all, or that we may not achieve the earnings that we provide as guidance from time to time;

o	the possibility that our internal controls over financial reporting may become inadequate because of changes in conditions or that the degree of compliance with our policies and procedures may deteriorate or that our internal controls may not operate effectively and therefore do not prevent or detect misstatements; and

o	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.

        Occurrence of any of the events or circumstances described above could also have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our common stock, the Senior Notes or the Debentures.

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

Item 2. Properties

        We operate the following facilities, which are owned or leased as indicated.

Location of Facility	Primary Use	Owned or Leased
U.S.
Wilmington, Delaware	Corporate Headquarters	Leased
Lakewood, Ohio	Flexible Graphite Manufacturing Facility and Sales Office	Owned
Parma, Ohio	Technology Center, Testing Facility, Pilot Plant and Advanced Flexible Graphite Manufacturing Facility	Owned
Clarksville, Tennessee	Sales Office and Machine Shop	Leased
Columbia, Tennessee	Carbon Electrode Manufacturing Facility and Sales Office	Owned
Lawrenceburg, Tennessee	Carbon Refractories Manufacturing Facility	Owned
Clarksburg, West Virginia	Advanced Synthetic Graphite Manufacturing Facility and Sales Office	Owned
Europe
Calais, France	Graphite Electrode Manufacturing Facility	Owned
Notre Dame, France	Graphite Electrode, Advanced Synthetic Graphite and Cathode Manufacturing Facility and Sales Office	Owned
Vénissieux, France	Cathode Manufacturing Facility and Technology Center	Owned
Caserta, Italy	Graphite Electrode Machine Shop	Owned
Malonno, Italy	Advanced Synthetic Graphite Machine Shop and Sales Office	Owned
Saronno, Italy	Sales Office	Leased
Moscow, Russia	Sales Office	Leased
Vyazma, Russia	Graphite Electrode Manufacturing Facility	Owned
Pamplona, Spain	Graphite Electrode Manufacturing Facility and Sales Office	Owned
Etoy, Switzerland	Sales Office and European Headquarters	Owned
Other International
Salvador Bahia, Brazil	Graphite Electrode and Cathode Manufacturing Facility	Owned
Sao Paulo, Brazil	Sales Office	Leased
Beijing, China	Sales Office	Leased
Hong Kong, China	Sales Office	Leased
Singapore	Sales Office	Leased
Monterrey, Mexico	Graphite Electrode Manufacturing Facility and Sales Office	Owned
Meyerton, South Africa	Graphite Electrode Manufacturing Facility and Sales Office	Owned

        We believe that our facilities, which are of varying ages and types of construction, are in good condition, are suitable for our operations and generally provide sufficient capacity to meet our requirements for the foreseeable future.

Item 3. Legal Proceedings

        The information required by Item 3 is set forth under “Contingencies” in Note 14 to the Consolidated Financial Statements and is incorporated herein by reference. Such description contains all of the information required with respect thereto.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

        Our common stock is listed on the NYSE under the trading symbol “GTI.” The closing sale price of our common stock was $9.46 on December 31, 2004, the last trading day of our last fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales price per share for our common stock as reported by the NYSE.

	High	Low
2003
First Quarter	$5.89	$2.57
Second Quarter	6.30	2.39
Third Quarter	8.94	5.80
Fourth Quarter	13.82	8.23
2004
First Quarter	14.95	11.77
Second Quarter	15.50	7.97
Third Quarter	13.95	9.35
Fourth Quarter	14.03	8.14

        At February 28, 2004, there were 100 record holders of common stock. We estimate that there were about 9,500 stockholders represented by nominees.

        Our common stock is included in the Russell 2000 Index.

        A description of GTI’s Stockholder Rights Plan is set forth under “Stockholder Rights Plan” in Note 17 to the Consolidated Financial Statements contained in this Report, and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

Dividend Policies and Restrictions

        It is the current policy of GTI’s Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of GTI’s Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Revolving Facility and the Senior Notes and other factors deemed relevant by GTI’s Board of Directors. We do not anticipate paying cash dividends or repurchasing common stock in the foreseeable future.

        GTI is a holding company that derives substantially all of its cash flow from issuances of its securities and cash flows of our subsidiaries. Accordingly, GTI’s ability to pay dividends or repurchase common stock from cash flow from sources other than issuance of its securities is dependent upon the cash flows of our subsidiaries and the advance or distribution of those cash flows to GTI. Based on expected operating results and expected cash flows, we expect to be in compliance with financial covenants in 2005.

        Under the Revolving Facility, in general, GTI is permitted to pay dividends and repurchase common stock in an aggregate amount (cumulative from February 2005) equal to up to $25 million (or up to $75 million, if certain leverage ratio requirements are satisfied), plus, each year, an aggregate amount equal to 50% of our consolidated net income in the prior year.

        Under the Senior Notes, in general, GTI is permitted to pay dividends and repurchase common stock only in an aggregate amount (cumulative from February 2002) equal to $25 million, plus, if certain leverage ratio requirements are satisfied, an amount of up to the sum of 50% of certain consolidated net income (cumulative from April 2002), 100% of net cash proceeds from certain sales of common stock (subsequent to February 1, 2002) and certain investment returns.

        The Debentures do not restrict the payment of dividends or repurchase of our common stock, but such payment or repurchase may result in an adjustment to the conversion rate applicable to the Debentures.

Item 6. Selected Financial Data

        The following selected consolidated financial data at and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 have been derived from our audited annual Consolidated Financial Statements, except for the data under “Other Operating Data.” The data set forth below should be read in conjunction with “Part I. Preliminary Notes-Presentation of Financial, Market and Legal Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(Dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$763	$634	$596	$712	$848
Gross profit	214	179	135	168	210
Selling, administrative and other expenses	84	75	81	85	90
Restructuring charges (credit) (a)	6	12	6	20	--
Impairment loss on long-lived and other assets (b)	3	80	17	7	--
Antitrust investigations and related
lawsuits and claims (c)	--	10	--	32	(11)
Securities class action and stockholder derivative lawsuits (d)	(1)	--	--	--	--
Other expense (income), net (e)	20	3	(7)	(12)	21
Interest expense	75	60	60	45	39
Provision for (benefit from) income taxes
(f)	2	14	(16)	5	46
Income (loss) from continuing operations (a)(b)(c)(d)(e)	10	(89)	(19)	(26)	17
Income from discontinued operations (less
applicable income tax expense) (g)	--	2	1	1	--
Gain on sale of discontinued operations (less applicable income tax expense) (g)	--	--	--	1	--
Net income (loss) (a)(b)(c)(d)(e)(f)(g)	10	(87)	(18)	(24)	17
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.22	$(1.79)	$(0.35)	$(0.38)	$0.18
Income from discontinued operations	--	0.04	0.02	0.02	--

Net income (loss)	$0.22	$(1.75)	$(0.33)	$(0.36)	$0.18

Weighted average common shares outstanding (in thousands)	45,224	49,720	55,942	67,981	96,548

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.22	$(1.79)	$(0.35)	$(0.38)	$0.17
Income from discontinued operations	--	0.04	0.02	0.02	--

Net income (loss)	$0.22	$(1.75)	$(0.33)	$(0.36)	$0.17

Weighted average common shares
outstanding (in thousands)	45,813	49,720	55,942	67,981	98,149

	Year Ended December 31,
	2000		2001	2002	2003	2004
	(Dollars in millions, except per share data)
Balance sheet data (at period end):
Cash and cash equivalents	$47		$38	$11	$34	$24
Total assets	908		797	859	966	1,068
Short-term debt	3		7	18	1	1
Payments due within one year on long-term
debt	27		--	--	--	--
Total debt	735		638	740	535	673
Other long-term obligations (excluding the
long-term portion of the reserve for
antitrust investigations, lawsuits and
claims) (h)	126		132	163	161	123
Balance of reserve for antitrust investigations, lawsuits and claims	107		101	98	125	43
Stockholders' deficit	(316)		(332)	(381)	(128)	(53)
Working capital	99		112	115	105	256
Other financial data:
Gross profit margin	28.1%		28.2%	22.7%	23.6%	24.7%
Depreciation and amortization	$42		$35	$28	$31	$35
Capital expenditures	52		40	50	41	59
Net cash provided by (used in) operating
activities from continuing operations	92		14	(60)	(26)	(131)
Net cash provided by (used in) operating activities from discontinued operations	2		3	--	1	--
Net cash provided by (used in) operating
activities	94		17	(60)	(25)	(131)
Net cash used in investing activities	(50)		(39)	(50)	(22)	(56)
Net cash provided by (used in) financing
activities	(13)		15	79	69	176
Other operating data:
Ratio of earnings to fixed charges (i)	1.20	x	--	--	--	2.60	x
Quantity of graphite electrodes sold (in
thousands of metric tons)	217		174	180	200	222
Quantity of cathodes sold (in thousands of metric tons)	35		33	37	36	37

____________________________

(a)	For 2000, represents a $2 million charge in connection with the restructuring of our advanced synthetic graphite products (then called advanced graphite materials) and a $4 million charge in connection with a corporate restructuring involving a workforce reduction. These costs consisted primarily of severance. For 2001, represents a $5 million charge related to a corporate realignment of our businesses, the relocation of our corporate headquarters (including severance and related benefits associated with workforce reductions) and the shutdown of graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee and coal calcining operations in Niagara Falls, New York, and a $7 million charge related primarily to the mothballing of graphite electrode manufacturing operations in Caserta, Italy. The cash portion of these charges was $10 million. For 2002, represents a $6 million charge related primarily to the mothballing of graphite electrode manufacturing operations in Caserta, Italy, including estimated pension, severance and other employee benefit costs. For 2003, represents a $9 million charge for organizational changes related to U.S. voluntary and selective severance programs and related benefits associated with workforce reductions and an $11 million charge for the closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce. For 2004, we recorded a nominal net restructuring benefit. This charge consisted primarily of a $1 million charge related to severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom and a $1 million charge associated with changes in estimates related to U.S. voluntary and selective severance programs, offset by a $2 million benefit in connection with the closure of our graphite electrode manufacturing operations in Caserta, Italy (consisting of a $5 million reduction in cost estimates, partially offset by a $3 million charge related primarily to the completion of further severance agreements for employees terminated in connection with the closure).

(b)	For 2000, represents impairment loss on long-lived cathode assets. For 2001, represents a $53 million impairment loss on long-lived assets primarily related to the shutdowns in Tennessee described in note (a) above, a $1 million impairment loss related to long-lived assets related to the shutdown in New York described in note (a) above, a $1 million impairment loss related to the corporate realignment of our subsidiaries, a $24 million impairment loss related to long-lived assets related to the mothballing in Italy described in note (a) above and a $3 million impairment loss related to available-for-sale securities. For 2002, represents a $12 million impairment loss on long-lived carbon electrode assets in Columbia, Tennessee, a $2 million impairment loss on available-for-sale securities, and a $3 million impairment loss on our investment in our venture with Jilin. For 2003, represents a $5 million impairment loss on long-lived assets relating to the closure of the majority of the graphite electrode manufacturing operations in Caserta, Italy and a $2 million net write-off of the remaining book value of assets of our former graphite electrode manufacturing operations in Clarksville, Tennessee.

(c)	For 2001 and 2003, represents additional estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. For 2004, represents additional estimated potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims of $1 million, offset by a gain due to the refund of €10 million ($12 million based on currency exchange rates then in effect) that we received from the EU Competition Authority as a result of the reduction of the EU antitrust fine.

(d)	Represents estimated liabilities and expenses in connection with securities class action and stockholder derivative lawsuits, $1 million of which was reversed in 2000.

(e)	Includes: for 2000, a $21 million write-off of capitalized bank fees and other costs resulting from early extinguishment of debt in connection with a debt recapitalization; for 2002, $21 million of gains due to currency translation on intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency, $7 million of gains due to transactions with third parties and a $4 million write-off of capitalized bank fees and other costs in connection with early extinguishment of debt; for 2003, $35 million of gains due to currency exchange benefits primarily associated with euro-denominated intercompany loans, partially offset by other expenses; and, for 2004, $9 million in legal, environmental and other related costs, $9 million loss attributable to a reduction of Senior Notes outstanding, $4 million of fair value adjustments on interest rate caps, and various other costs.

(f)	For 2004, includes the implementation of a tax election (“the 2004 special tax election”) that accelerates approximately $207 million of taxable income in the U.S. through a standard election that results in the utilization of approximately $28 million in deferred tax assets, of which approximately $21 million are existing foreign tax credits and net operating loss carry-forwards.

(g)	Represents gain from the sale of our non-strategic composite tooling business in 2003.

(h)	Represents pension, post-retirement and related benefits, employee severance liabilities and miscellaneous other long-term obligations.

(i)	The ratio of earnings to fixed charges has been computed by dividing (i) earnings before income taxes, plus fixed charges (excluding capitalized interest), plus amortization of capitalized interest, by (ii) fixed charges, which consist of interest charges (including capitalized interest), plus the portion of rental expense that we deem to include an interest factor. Earnings were insufficient to cover fixed charges by $72 million in 2001, $32 million in 2002 and $23 million in 2003.

        The following quarterly selected consolidated financial data have been derived from the Consolidated Financial Statements for the periods indicated, which have not been audited. The selected quarterly consolidated financial data set forth below should be read in conjunction with “Part I. Preliminary Notes–Presentation of Financial, Market and Legal Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)
2003
Net sales	$170	$181	$173	$188
Gross profit	39	43	41	45
Income (loss) from continuing operations	(10)	6	6	(28)
Income from discontinued operations (less applicable income
tax expense)	1	--	--	--
Gain on sale of discontinued operations (less applicable income tax expense)	--	1	--	--
Net income (loss) (a)(b)(c)	(9)	7	6	(28)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.17)	$0.11	$0.09	$(0.30)
Income from discontinued operations	0.01	0.01	--	--

Net income (loss) per share	$(0.16)	$0.12	$0.09	$(0.30)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.17)	$0.11	$0.09	$(0.30)
Income from discontinued operations	0.01	0.01	--	--

Net income (loss) per share	$(0.16)	$0.12	$0.09	$(0.30)

2004
Net sales	$197	$213	$206	$232
Gross profit	45	54	54	57
Income from continuing operations	--	18	(10)	9
Net income (loss) (d)(e)(f)(g)	--	18	(10)	9
Basic income (loss) per common share:
Income (loss) from continuing operations	$--	$0.18	$(0.10)	$0.09
Income from discontinued operations	--	--	--	--

Net income (loss) per share	$--	$0.18	$(0.10)	$0.09

Diluted income (loss) per common share:
Income (loss) from continuing operations	$--	$0.16	$(0.10)	$0.09
Income from discontinued operations	--	--	--	--

Net income (loss) per share (h)	$--	$0.16	$(0.10)	$0.09

__________________________

(a)	The 2003 first quarter includes a restructuring charge of $19 million related to organizational changes and closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce.

(b)	The 2003 second quarter includes an additional restructuring charge of $1 million related to organizational changes.

(c)	The 2003 fourth quarter includes a $5 million impairment loss on long-lived assets relating to the closure of graphite electrode manufacturing operations in Caserta, Italy and a $2 million net write off of the remaining book value of assets of our former graphite electrode manufacturing operations in Clarksville, Tennessee.

(d)	The 2004 first quarter includes a $1 million restructuring charge primarily associated with changes in estimates for the U.S. voluntary and selective severance program.

(e)	The 2004 second quarter includes a $3 million restructuring charge primarily associated with the completion of severance agreements for approximately two-thirds of the employees terminated in connection with closure of our Italian graphite electrode manufacturing facility.

(f)	The 2004 third quarter includes a net restructuring benefit of $3 million, primarily due to a $4 million reduction in restructuring cost estimates associated with the closure of our graphite electrode operations in Caserta, Italy, partially offset by a $1 million charge relating primarily to severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom.

(g)	The 2004 fourth quarter includes a net restructuring benefit of $2 million, primarily associated with changes in estimates related to U.S. voluntary and selective severance programs and the closure of our graphite electrode manufacturing operations in Caserta, Italy.

(h)	Diluted income per share for the 2004 second quarter includes the effect of our contingently convertible debt on an “as converted” basis in accordance with Emerging Issues Task Issue 04-8 “The Effect of Contingent Convertible Debt on Diluted Earnings Per Share” which was effective for reporting periods ending after December 15, 2004. The shares underlying the 1.625% Debentures, in the amount of 13,570,560, were included in the 2004 second quarter. However, the shares of 10,140,638 for the 2004 first quarter, 13,570,560 for the 2004 third and fourth quarters and 12,752,608 for the year ended December 31, 2004 were excluded from the if-converted method as the effect would be anti-dilutive.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

        Our businesses are organized around three lines of business: a synthetic graphite line of business, a natural graphite line of business and an advanced carbon materials line of business. Our synthetic graphite line of business constitutes its own reportable segment, and our natural graphite and advanced carbon materials lines of business together constitute our other reportable segment. See Note 4 to the Consolidated Financial Statements for certain information regarding our reportable segments and geographic areas.

        Reference is also made to the information under “Part I” for background information on our businesses, industry and related matters.

Global Economic Conditions and Outlook

        We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate.

    2002-2003.        Over the three years prior to the 2003 first half, we faced extremely challenging business and industry conditions. Adverse global and regional economic conditions negatively impacted many of the end markets for our products. Many of the customers in these markets reduced production levels, became less creditworthy, filed for bankruptcy protection or were acquired as part of consolidation trends within their industries. In addition, for most of this period, industry-wide capacity for most of our products exceeded demand. Such factors reduced demand and prices for products sold by us.

        Global and certain regional economic conditions began to strengthen in the 2003 second half. Steel production increased globally and was particularly strong in China. We estimate that worldwide steel production was about 965 million metric tons in 2003. We estimate that EAF steel production increased to about 305 million metric tons in 2003.

        We believe that the graphite electrode industry manufacturing capacity utilization rate was about 93% in 2002 and 96% in 2003. We operated our graphite electrode manufacturing capacity at very high levels in 2003. The strengthening in the steel industry in 2003 and the tightening of the graphite electrode supply/demand balance lead to an increase in average graphite electrode prices in 2003 as compared to 2002.

        Demand for cathodes in 2003 (excluding China) decreased from 2002 because of reduced construction of new aluminum smelters. We operated our cathode manufacturing capacity at relatively high operating levels in 2003. Demand for carbon refractories was strong in 2003 as a result of our increased penetration of various markets, including Europe and China, and increased blast furnace construction and refurbishment. Weak economic conditions resulted in relatively low demand and weak pricing in 2003 for most of our other products.

    2004.        Global and regional economic conditions continued to strengthen throughout 2004 and steel demand and production remained strong. We estimate that worldwide steel production was about 1.05 billion metric tons in 2004, about 9% higher than in 2003. We estimate that electric arc furnace steel production increased 6% in 2004 to 324 million metric tons as compared to 2003. We estimate that worldwide aluminum production was about 29.8 million metric tons in 2004, about 7% higher than in 2003.

        Worldwide graphite electrode demand increased to approximately 1 million metric tons driven by increased steel production and, in particular, EAF steel production. Graphite electrode supply remained tight for graphite electrodes used in EAF melter applications. Graphite electrode prices for the EAF melter segment increased over the course of 2004.

        We believe that the graphite electrode industry manufacturing capacity utilization rate worldwide was about 96% in 2004. We operated our graphite electrode manufacturing capacity at virtually maximum operating levels throughout 2004.

        Demand for cathodes increased slightly in 2004 as compared to 2003, primarily due to the construction of new aluminum smelting furnaces, offset by delays in relines of existing furnaces as a result of longer pot lifes from technology improvements. Consolidation of aluminum companies, including Alcan’s acquisition of Pechiney, also delayed the start of known new smelter projects, further offsetting cathode demand. We believe that, currently, there is an excess supply of cathodes, on a worldwide basis. We believe that, over the long-term, demand for graphite cathodes will increase relative to semi-graphitic cathodes as new smelting furnaces are built.

        Demand for carbon refractories strengthened consistent with growth in integrated steel production in 2004 and related increases in blast furnace lining refurbishments and, to a lesser extent, new blast furnace construction. Demand for carbon electrodes strengthened consistent with increases in production of silicon metal.

        Demand for our advanced synthetic graphite products strengthened in 2004 as compared to 2003, consistent with increased production by the customers we serve in the semiconductor, electronics, energy and transportation industries.

        Throughout 2004, we experienced upward pressure on most of our raw material costs, including freight, energy and petroleum-based raw materials. These cost increases impacted all of our product lines in both the synthetic and advanced carbon materials lines of business. We believe these cost increases were experienced industry-wide.

        Demand for thermal management solutions in smaller, more powerful electronic devices continued to grow rapidly in 2004. Our ETM solutions are enabling some of the most advanced, thinnest and lightest products being sold today. These devices include, among others, plasma display panels, liquid crystal displays, ultra-lightweight laptops and cell phones. Sales of our ETM products grew significantly to $12 million in 2004 as compared to $2 million in 2003.

    Outlook.        We believe that global and regional economic conditions will continue to be strong in 2005, as compared to 2004, resulting in increased steel and aluminum production.

        Synthetic Graphite. Over the course of 2004, we modified the terms and conditions under which we sell graphite electrodes to build in more flexibility to adjust product pricing based on market conditions, including among other things, demand, raw material availability and production costs. After continued assessment of the market conditions for melter graphite electrodes and persistent upward trends in production costs, we initiated a base price adjustment (a “BPA”) during the 2004 fourth quarter on orders booked that were subject to our modified terms and conditions. As a result of this action and continued book building at higher prices, we expect average melter graphite electrode revenue per metric ton to be approximately $600 or 24% higher than in 2004.

        In the non-melter graphite electrode segment, prices vary significantly due to the variety of end markets and performance requirements across those end markets and, to a lesser extent, higher availability of lower grade products. Average revenue per metric ton in this segment is expected to increase approximately $100 as compared to 2004.

        Based on these pricing actions, we expect 2005 average graphite electrode revenue per metric ton, including both melter and non-melter segments, will be between $2,900 and $3,000, approximately 15 to 20% higher than in 2004. We expect graphite electrode sales volume in 2005 to be approximately 210,000 metric tons.

        We purchase our raw materials from a variety of sources. For 2005, we have secured virtually all of our needle coke volume requirements and have locked in price on the volume. We expect our graphite electrode production costs, including the impact on profitability from potentially lower utilization rates of our graphite electrode capacity, will increase by approximately 10 to 12% in 2005 as compared to 2004. Approximately half of the increase is expected from inflation in production costs, in particular coke, energy and freight. We have entered into firm price contracts for approximately 75% of our graphite electrode production costs, excluding the impact of changes in currency exchange rates. The balance of the increase is expected from the impact of changes in currency exchange rates as virtually all of our graphite electrode production is outside the United States.

        We expect demand for our cathodes to increase slightly in 2005 over 2004. Our venture with Alcan/Pechiney, which is a 30% owner of our cathode business and which purchases cathodes from us under requirements contracts that remain in effect through 2006, continues to position us as the leading supplier of cathodes to the aluminum industry. We believe that, over the long term, demand for graphite cathodes will increase relative to semi-graphitic cathodes as new smelting furnaces are built, thereby reducing the current excess supply of graphite cathodes.

    Other.        We expect growing net sales of our electronic thermal management products and services. We have hired and are continuing to hire additional personnel in sales, marketing and research and development to support our growth. We have a formal targeted hiring plan to grow the advanced energy technology team from approximately 140 employees currently to about 200 employees over the next 18 months. These resources will focus on the continued growth of the electronic thermal management business as we continue to leverage our successes to penetrate new customers and applications and identify new market opportunities. We estimate sales of these products to increase by at least 50% in 2005 as compared to 2004.

        We expect continued strong demand for most of our other products, with incremental profitability due to product mix and prices. In particular, demand for carbon electrodes in the U.S. and demand for advance synthetic graphite products used in the transportation, oil and gas and metallurgical industries continues to be strong. In addition, demand for our carbon refractories continues to be strong as a result of our increased penetration of various markets, particularly Europe and China, and increased blast furnace construction and refurbishment. We continue to seek to drive productivity and cost improvements in all of these businesses.

        We expect our net sales to increase by over 10% in 2005 as compared to 2004. The 2005 cash tax rate is targeted to be less than 30%, whereas the effective tax rate is expected to be between 36% to 38%. Capital Expenditures are estimated to be $45-50 million and depreciation expense is estimated to be $38 million in 2005.

        Our outlook could be significantly impacted by, among other things, factors described under “Item 1 – Risk Factors and Forward Looking Statements” in this Report.

Financing Transactions

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

        During 2003, we exchanged $55 million aggregate principal amount of Senior Notes, plus accrued interest of $2 million, for approximately 9.9 million shares of our common stock and we purchased $2 million aggregate principal amount of Senior Notes, plus accrued interest, for $3 million in cash.

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

        On January 22, 2004, we completed an offering of $225 million aggregate principal amount of Debentures at a price of 100% of principal amount. The net proceeds from the offering were approximately $218 million. We used the net proceeds to repay the remaining $21 million of term loans outstanding under the Senior Facilities, to make provisional payments of $74 million against the fine (the “EU antitrust fine”) that was assessed against us in 2001 by the Directorate General IV of the European Communities (the “EU Competition Authority”), and to fund general corporate purposes, including replacement of financing previously provided by factoring of accounts receivable and strategic acquisitions that are complementary to our businesses. The balance was invested in short-term, investment quality, interest-bearing securities or deposits.

        In 2004, we exchanged $35 million aggregate principal amount of Senior Notes, plus accrued interest of $1 million, for 3.2 million shares of common stock. Additionally, we purchased $23 million aggregate principal amount of Senior Notes, plus accrued interest, for $27 million in cash.

        On February 8, 2005, we completed a substantial amendment and restatement of the Credit Agreement to effect a refinancing of the Revolving Facility. We believe the refinancing has enhanced our stability and liquidity. The Revolving Facility now provides for loans and letters of credit in a maximum amount outstanding at any time of up to $215 million and matures in July 2010. As a result of the refinancing, we have no material debt scheduled to mature prior to July 2010. At the time of the refinancing, no loans were outstanding and approximately $8 million of letters of credit were outstanding under the Credit Agreement.

        As amended and restated, the Credit Agreement now provides for, among other things, lower interest rates (reducing spreads by over 112 basis points), less restrictive financial covenants and, subject to certain conditions (including a maximum senior secured leverage ratio test), an accordion feature that permits us to establish additional credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $425 million.

        See Note 20 to the Consolidated Financial Statements for more detailed information regarding the refinancing of the Revolving Facility.

Litigation Against Our Former Parent Companies Initiated by Us

        In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation, to recover certain payments made to them in connection with our leveraged equity recapitalization in January 1995 as well as certain unjust receipts by them from their investments in us and damages for aiding and abetting breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We are seeking to recover more than $1.5 billion, including interest. On January 27, 2004, the United States District Court for the Southern District of New York (the “SDNY District Court”) granted the defendants’ motions to dismiss the lawsuits. We appealed this decision to the U.S. Second Circuit Court of Appeals (the “Circuit Court of Appeals”), which affirmed the dismissal. We have sought a rehearing before the Circuit Court of Appeals. We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through appeal and ultimately trial. Through December 31, 2004, we had incurred about $7 million of these legal expenses. This lawsuit is in its earliest stages, and the ultimate outcome of this lawsuit is subject to many uncertainties.

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

        In April 1998, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine in the aggregate amount of $110 million, payable in six annual installments. The payment schedule has been revised periodically at our request. As of December 31, 2004, $67 million has been paid on the DOJ antitrust fine (including imputed interest of $20 million). The payment schedule for the remaining $43 million balance consists of quarterly installments ranging from $3.25 million to $5.375 million, payable through January 2007. Beginning in 2004, the DOJ may ask the U.S. District Court for the Eastern District of Pennsylvania (the “District Court”) to accelerate the payment schedule based on a change in our ability to make such payments. Interest began to accrue on the unpaid balance, commencing in April 2004, at the statutory interest rate of 1.50% per annum. Accrued interest is payable together with each quarterly payment.

        In July 2001, the EU Competition Authority assessed a fine of €50.4 million against us for violating antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. After an in-depth analysis of the decision, in October 2001, we filed an appeal challenging, among other things, the amount of the EU antitrust fine, including the accrual of interest and the rate thereof. In February and April 2004, we posted $71 million and $3 million, respectively, with the EU Competition Authority as a provisional payment against the EU antitrust fine and accrued interest at a rate of 8.04% per annum.

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

        Except as described above, the antitrust investigations against us in the U.S., Canada, the European Union, Japan and Korea with respect to graphite electrodes and in the European Union with respect to isostatic and extruded specialty graphite have been finally resolved. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by antitrust authorities in other jurisdictions.

        We have settled, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlement in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. All settlement payments due have been timely paid. None of the settlements or plea agreements contain restrictions on future prices of our graphite electrodes or other products. There remain, however, certain pending claims as well as pending lawsuits in the U.S. relating to the sale of graphite electrodes sold to foreign customers. It is also possible that additional antitrust lawsuits and claims could be asserted against us in the U.S. or other jurisdictions.

        Since 1997, we have recorded pretax charges of $383 million against results of operations as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The charges of $383 million are calculated on a basis that (i) excludes, among other things, both actual and imputed interest on the DOJ antitrust fine and (ii) includes, among other things, the impact of changes in currency exchange rates on the euro-denominated EU antitrust fine and interest accrued on the EU antitrust fine. Interest on the DOJ antitrust fine (including interest that, for accounting purposes, is imputed on the DOJ antitrust fine for the period during which it was non-interest bearing) is recorded in interest expense on the Consolidated Statements of Operations.

        To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, as of December 31, 2004, $383 million represents our estimate of these liabilities and expenses.

        Through December 31, 2004, we paid an aggregate of $360 million of fines and net settlements and expenses (of which $340 million has been applied against the reserve and $20 million of imputed interest has not been applied against the reserve). In the aggregate, the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charges of $383 million. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

        At December 31, 2003 and 2004, $125 million and $43 million remained in the reserve, respectively. At December 31, 2004, the reserve was unfunded and was available primarily for the remaining scheduled DOJ antitrust fine payments.

        Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims, as well as pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $383 million and the timing of payment thereof could be sooner than anticipated.

Customer Base

        We are a global company and serve all major geographic markets. Sales of our products to customers outside the U.S. accounted for about 71% of our net sales in 2002, 76% of our net sales in 2003 and 76% of our net sales in 2004. Our customer base includes both steel and non-steel producers. In 2004, three of our ten largest customers were purchasers of non-graphite electrode products. In 2004, five of our ten largest customers were based in Europe, two were in the U.S. and one was in each of Canada, Mexico and Brazil. No single customer or group of affiliated customers accounted for more than 5% of our net sales in 2004.

Results of Operations

        Financial information discussed below omits our non-strategic composite tooling business that was sold in June 2003 and has been accounted for as discontinued operations. The results of our discontinued operations were not material to our consolidated results of operations.

   2004 Compared to 2003

        Net sales of $848 million in 2004 represented a $136 million, or 19%, increase from net sales of $712 million in 2003 primarily due to higher net sales in our synthetic graphite line of business. Cost of sales of $638 million in 2004 represented a $94 million, or 17%, increase from cost of sales of $544 million in 2003, primarily due to higher sales volumes. Gross profit of $210 million in 2004 represented a $42 million, or 25%, increase from gross profit of $168 million in 2003. Gross margin increased to 24.7% of net sales in 2004 from 23.6% of net sales in 2003. See below for further details regarding such changes.

        Synthetic Graphite Segment. Net sales of $751 million in 2004 represented a $112 million, or 18%, increase from net sales of $639 million in 2003, primarily due to higher sales volume of graphite electrodes and higher average graphite electrode sales revenue per metric ton.

        Volume of graphite electrodes sold was 222,000 metric tons in 2004 as compared to 200,500 metric tons in 2003. The higher volume of graphite electrodes sold represented an increase of $51 million in net sales. Average sales revenue per metric ton of graphite electrodes in 2004 was $2,515 as compared to $2,344 in 2003. The higher average sales revenue per metric ton represented an increase of $48 million in net sales, approximately one-third of which was due to the positive impact of net changes in currency exchange rates. Such increases were partially offset by a decrease in net sales of $8 million due primarily to changes in product and geographical mix.

        The remaining $21 million increase in net sales in the synthetic graphite segment occurred almost equally within advanced synthetic graphite products and cathode and related products. Advanced synthetic graphite product sales increased primarily due to the strengthening in the semiconductor, electronics, energy and transportation markets. Higher volumes of products sold increased net sales by $5 million while improved pricing increased net sales by $2 million. Remaining increases were due to net favorable impacts of currency exchange rate changes. Cathodes and related product net sales increased primarily due to $9 million of net favorable impacts of currency exchange rate changes and $7 million due to a favorable change in product mix, offset by negative pricing impacts.

        Cost of sales of $564 million in 2004 represented a $76 million, or 16%, increase from cost of sales of $488 million in 2003. $60 million of the increase related to graphite electrodes. In the case of graphite electrodes, increased costs of $39 million due to increased volumes, $18 million due to the negative impact of net changes in currency exchange rates on costs and $16 million due to continued upward pressure on energy, raw material costs (particularly petroleum-based raw materials) and freight were partially offset by $9 million of improvements of productivity throughout our manufacturing network and $4 million of other cost reductions. Additionally, cost of sales increased for cathodes and related products by $14 million. Net unfavorable impacts of currency exchange rate changes increased costs by $7 million, changes in volumes and product mix increased costs by $4 million and other higher costs amounted to $3 million. The remaining $2 million represents higher cost of sales for our advanced synthetic graphite products, primarily due to higher volumes.

        As a result, gross profit in 2004 was $187 million, 23% or $36 million higher than in 2003. Gross margin was 24.8% of net sales in 2004, while gross margin was 23.7% of net sales in 2003.

        Other Segment. Net sales of $97 million in 2004 represented a $24 million, or 31%, increase from net sales of $73 million in 2003. Higher sales volumes of carbon refractory products resulted in an increase of $14 million while higher electronic thermal management sales resulted in an increase of $10 million.

        Cost of sales of $74 million in 2004 represented a $18 million, or 30%, increase from cost of sales of $56 million in 2003. The increase in cost of sales occurred primarily within our advanced carbon materials line of business, which increased $13 million primarily due to higher sales volumes of carbon refractory products and upward pressure on energy and raw material costs. Remaining increases were primarily due to increased electronic thermal management sales.

        As a result, gross profit in 2004 was $23 million, 35% or $6 million higher than in 2003. Gross margin was 23.8% of net sales in 2004, while gross margin was 23.1% of net sales in 2003.

        Items Affecting Us as a Whole. Selling, administrative and other expenses increased $5 million from $85 million in 2003 to $90 million in 2004. The increase was due to investments to improve global business processes, primarily new global information systems and Sarbanes-Oxley compliance efforts. These changes in business processes resulted in higher costs of $5 million. In addition, we incurred higher selling expenses of $3 million in 2004 as a result of higher sales revenue. The net unfavorable impact of changes in currency exchange rates increased costs by $2 million and various other cost increases amounted to $3 million. These higher costs were partially offset by $8 million of lower employee benefit costs consisting primarily of lower variable compensation expenses, and to a lesser extent, lower post retirement expense.

        Research and development expenses decreased $3 million from $11 million in 2003 to $8 million in 2004. The decrease was primarily due to both higher benefits from external funding proceeds from grants awarded to us in 2004 by the State of Ohio to support fuel cell development programs and lower net costs due to our 2003 voluntary severance programs and workforce attrition. These personnel reductions are net of increases in research and development resources dedicated to electronic thermal management development activities.

        Other (income) expense, net, was expense of $21 million in 2004 and consisted primarily of a $9 million loss attributable to a reduction of Senior Notes outstanding (due to debt for equity exchanges and repurchases), $9 million in legal, environmental and other related costs, $4 million of fair value adjustment on interest rate caps, $3 million of bank fees and other financing fees, $3 million of non-income taxes and $7 million of other costs. Such costs were partially offset by other income of $8 million of currency exchange gains, primarily associated with euro-denominated intercompany loans, $3 million of gains on the sale of assets, the majority of which pertained to a gain on the sale of our fixed assets in connection with the closure of our advanced graphite machining operations in Sheffield, United Kingdom, and $3 million in other benefits.

        Other (income) expense, net, was income of $12 million in 2003, primarily due to currency exchange benefits of $35 million, primarily associated with euro-denominated intercompany loans. These benefits were partially offset by other expenses, including $5 million for bank and other financing fees, $3 million in legal, environmental and other related costs, a $4 million of a write down of assets, $4 million for employee benefit curtailment and other costs, $3 million for non-income taxes in Brazil and Switzerland, $2 million associated with the write-off of capitalized bank fees and related debt extinguishment costs, and $2 million in other costs.

        In 2004, we recorded a nominal net restructuring benefit. This consisted primarily of a $1 million charge related to severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom, and a $1 million charge associated with changes in estimates related to U.S. voluntary and selective severance programs, offset by a $2 million benefit in connection with the closure of our graphite electrode manufacturing operations in Caserta, Italy (consisting of a $5 million reduction in cost estimates, occurring primarily in the synthetic graphite line of business, partially offset by a $3 million charge related primarily to the completion of further severance agreements for employees terminated in connection with the closure). It is also possible that we may, at any time, decide to permanently shut down our remaining graphite electrode operations in Italy. In such event, we may record additional restructuring charges and incur additional exit costs.

        The following table summarizes activity relating to the accrued expense in connection with the restructuring charges. The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in millions)
Balance at January 1, 2002	$1	$11	$12
Restructuring charges	6	--	6
Payments	(5)	1	(4)

Balance at December 31, 2002	$2	$12	$14

Restructuring charges	20	--	20
Payments	(3)	(2)	(5)

Balance at December 31, 2003	$19	$10	$29

Restructuring charges	5	--	5
Change in estimates	--	(5)	(5)
Payments and settlements, including non-cash items of $3 million	(19)	(1)	(20)

Balance at December 31, 2004	$5	$4	$9

        The components of this balance consist primarily of $4 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy, $2 million related primarily to remaining lease payments on our former corporate headquarters, $2 million related to the closure of our graphite electrode manufacturing operations in Welland, Canada and $1 million related to the closure of our advanced graphite machining operations in Sheffield, United Kingdom. We expect to make $6 million of these payments by the end of 2005 with the majority of the remaining payments to be paid by the end of 2007.

        Restructuring charges were $20 million in 2003 and consisted of $9 million for organizational changes and $11 million for the closure and settlement of our U.S. nonqualified defined benefit plan for the participating salaried workforce. The $9 million charge for organizational changes related to U.S. voluntary and selective severance programs and related benefits associated with a workforce reduction of 103 employees. The closure of our non-qualified U.S. defined benefit plan resulted in recognition of net actuarial losses of $11 million.

        In 2003, we recorded a $5 million impairment loss on long-lived and other assets relating to the remaining fixed assets in connection with the closure of our graphite electrode manufacturing operations in Caserta, Italy. In 2003, we sold land in Clarksville, Tennessee and received net proceeds of $2 million. We recorded a $2 million net write off of the remaining book value of assets in Clarksville, Tennessee.

        We recorded a $1 million charge for additional potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims in the 2004 first quarter. This charge was offset by a gain due to the refund of €10 million ($12 million based on currency exchange rates then in effect) that we received from the EU Competition Authority as a result of the reduction of the EU antitrust fine to €42 million, plus accrued interest of a €7.7 million (which was calculated at a rate of 8.04% per annum), an aggregate of about $59 million at currency exchange rates in effect at the time the decision on our appeal thereof was issued.

        We recorded a $32 million charge in the 2003 fourth quarter relating to the EU antitrust fine.

        The following table presents an analysis of interest expense:

	For the Year Ended December 31,
	2003	2004
	(Dollars in millions)
Interest incurred on debt	$62	$51
Interest rate swap benefit	(13)	(10)
Amortization of fair value adjustments for terminated hedge instruments	(2)	(2)
Accelerated amortization of fair value adjustments for terminated
hedge instruments due to reduction of Senior Notes	(6)	(5)
Amortization of debt issuance costs	3	4
Interest on DOJ antitrust fine	1	1

Interest expense	$45	$39

        Average total debt outstanding was $676 million in 2004 as compared to $697 million in 2003. The average annual interest rate was 5.5% in 2004 as compared to 7.1% in 2003. These average annual rates include the benefits of our interest rate swaps, but exclude imputed interest on the DOJ antitrust fine, the amortization of the effective discount on the debentures, the amortization of the net proceeds from the sale of swaps and the acceleration of the amortization of gains realized from the sale of interest rate swaps due to the early extinguishment of debt from our exchange of common stock for, and repurchases of, Senior Notes outstanding.

        We recorded interest income in 2004 of $1 million primarily attributable to interest earned on cash proceeds from the issuance and sale of the Debentures.

        Provision for income taxes was a charge of $46 million in 2004 as compared to a charge of $5 million in 2003. The effective income tax rate was 72% in 2004. The higher effective income tax rate was primarily due to the implementation of a standard tax election (the “2004 special tax election”) that accelerated approximately $207 million of taxable income in the U.S. that resulted in the utilization of approximately $28 million in deferred tax assets, of which approximately $21 million were existing foreign tax credits and net operating loss carryforwards. This resulted in tax expense that was $28 million higher in 2004 than if we had not made this election. The effective rate in 2004 was also impacted by a benefit from the EU Competition Authority refund, which was non-taxable in the U.S., and by nondeductible expenses associated with certain restructuring charges. The effective income tax rate was not meaningful in 2003 because we incurred income tax expense of $5 million, even though we recognized a loss from continuing operations of $20 million, primarily due to tax expense of $8 million associated with nondeductible antitrust related charges and an additional $5 million from adjustments increasing the deferred tax asset valuation allowance. The effective income tax rate was 36% in 2004 and

40% in 2003, in each case excluding the impact of restructuring charges, antitrust charges or benefits, and the tax expense resulting from the 2004 special tax election.

        The American Jobs Creations Act of 2004 (the "Jobs Act ") could provide a future benefit of lowering the effective U.S. tax rate on certain qualifying U.S. manufacturing production activities. We are currently in the process of assessing the impact of any potential benefit from the Jobs Act.

        During 2003, we recorded a $1 million gain from the sale of our non-strategic composite tooling business. The discontinued business recorded a net income from operations of $1 million in 2003.

        2003 Compared to 2002. Net sales of $712 million in 2003 represented a $116 million, or 20%, increase from net sales of $596 million in 2002. The increase in net sales was primarily due to higher net sales in our synthetic graphite and advanced carbon materials lines of business. Cost of sales of $544 million in 2003 represented an $83 million, or 18%, increase from cost of sales of $461 million in 2002. The increase in cost of sales was primarily due to higher sales volumes. Gross profit of $168 million in 2003 represented a 24% increase from gross profit of $135 million in 2002. Gross margin increased to 23.6% of net sales in 2003 from 22.7% in 2002.

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

        Cost of sales of $488 million in 2003 represented a $75 million, or 18%, increase from cost of sales of $413 million in 2002, primarily due to the higher sales volume of graphite electrodes. Gross profit in 2003 was $151 million, 21% or $26 million higher than in 2002. The increase in gross profit was primarily due to higher graphite electrode net sales and improved productivity from higher operating levels throughout the production network, and the net positive impact of changes in currency exchange rates. These improvements were partially offset by higher freight, energy and other raw materials costs. Gross margin was 23.7% of net sales in 2003, higher than the 23.2% of net sales in 2002.

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

        Other (income) expense, net, was income of $12 million in 2003, primarily due to currency exchange benefits of $35 million, which were primarily associated with euro-denominated intercompany loans. These benefits were partially offset by other expenses, including primarily $5 million for bank and other financing fees, $3 million in legal, environmental and other related costs, a $4 million write down of assets, $4 million for employee benefit curtailment and other costs, $3 million for non-income taxes in Brazil and Switzerland, $2 million associated with the write-off of capitalized bank fees and related debt extinguishment costs and $2 million in other costs. Other (income) expense, net, was income of $7 million in 2002, primarily due to currency exchange benefits of $28 million, which were primarily associated with euro-denominated intercompany loans. These benefits were partially offset by other expenses, including primarily $4 million for bank fees and other financing fees, $4 million in legal, environmental and other related costs, $3 million for global realignment, $4 million associated with the write-off of capitalized bank fees and related debt extinguishment costs, $2 million associated with the curtailment of employee benefit plans and other costs and $4 million in various other expenses.

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

        We recorded a $5 million impairment loss on long-lived and other assets relating to the remaining fixed assets at our graphite electrode manufacturing facility in Italy in connection with such closure. In 2003, we sold land in Clarksville, Tennessee and received net proceeds of $2 million. We recorded a $2 million net write off of the remaining book value of assets at this site. In 2002, we recorded a $12 million impairment loss on our long-lived carbon electrode assets in Columbia, Tennessee, a $3 million impairment loss on our investment in our venture with Jilin and a $2 million impairment loss on available-for-sale securities.

        We recorded a $32 million charge in the 2003 fourth quarter relating to the EU antitrust fine.

        Interest expense was $45 million in 2003 as compared to $60 million in 2002. Average total debt outstanding was $697 million in 2003 as compared to $701 million in 2002. The average annual interest rate was 7.1% in 2003 as compared to 8.5% in 2002. These average annual rates for 2003 include $13 million of interest rate benefit from our interest rate swaps, but exclude imputed interest on the DOJ antitrust fine, $2 million of amortization of the net proceeds of $30 million with respect to the sale of swaps and a $6 million credit to interest expense from the acceleration of the amortization of gains realized from the sale of interest rate swaps due to the early extinguishment of debt from our exchanges of common stock for, or repurchases of, Senior Notes during 2003.

        Provision for income taxes was a charge of $5 million in 2003 as compared to a benefit of $16 million in 2002. The effective income tax rate was not meaningful in 2003 because we incurred income tax expense of $5 million, even though we recognized a loss from continuing operations of $20 million, primarily due to tax expense of $8 million associated with non-deductible antitrust related charges and an additional $5 million from adjustments increasing the deferred tax asset valuation allowances. The effective income tax rate was a benefit of 49% in 2002, $4 million higher than if taxed at the U.S. federal rate, primarily due to higher state tax benefits of $13 million and certain other benefits of $15 million primarily associated with the impact of impairment losses on long-lived and other assets and restructuring charges, partially offset by tax expense of $16 million from adjustments increasing the deferred tax asset valuation allowances and $8 million from the impact of dividends of foreign earnings. The effective income tax rate was 40% in 2003 and about 35% in 2002, in each case excluding the impact of impairment losses on long-lived and other assets, restructuring charges and the charge related to the EU antitrust fine.

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

        During the past three years, we experienced higher freight, energy and other raw material costs primarily due to substantial increases in regional and worldwide market prices of natural gas and other petroleum-based raw materials. We seek to mitigate the effects of those increases on our cost of sales through improved operating efficiencies, higher prices for our products and ongoing cost savings, and, in some cases, fixed price or derivative hedging contracts. We have in the past entered into, and may in the future enter into, natural gas hedge derivative contracts to effectively fix our direct and indirect natural gas cost exposure in North America (45% of direct worldwide exposure). In addition, we have in the past entered into and may in the future enter into, short duration fixed rate purchase contracts with certain of our natural gas suppliers in order to mitigate seasonal increases in our natural gas costs. We currently do not have any natural gas derivative contracts. Except as described above, we did not experience significant inflation with respect to our costs. We cannot assure you that future increases in our costs will not occur or exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

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

        Highly inflationary economies are defined as having cumulative inflation of about 100% or more over a period of three calendar years. In general, the financial statements of foreign operations in highly inflationary economies are remeasured as if the functional currency of their economic environments were the dollar and translation gains and losses relating to these foreign operations are included in other (income) expense, net, on the Consolidated Statements of Operations rather than as part of stockholders’ deficit on the Consolidated Balance Sheets. We have subsidiaries in Russia, Mexico, Brazil and other countries which have had in the past, and may have in the future highly inflationary economies.

        We account for our Mexican subsidiary using the dollar as its functional currency, regardless of Mexico’s inflationary status, because its sales and purchases are predominantly dollar-denominated.

        We also record foreign currency transaction gains and losses as part of other (income) expense, net.

        Significant changes in currency exchange rates impacting us are described under “–Effects of Changes in Currency Exchange Rates” and “–Results of Operations – Items Affecting Us as a Whole.” Foreign currency translation adjustments increased stockholders’ deficit by

$20 million in 2002 and decreased stockholders’ deficit by $12 million in 2003 and $22 million in 2004.

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

        Many of the non-U.S. countries in which we have a manufacturing facility have been subject to significant economic changes, which have impacted currency exchange rates. We cannot predict changes in currency exchange rates in the future or whether those changes will have net positive or negative impacts on our net sales, cost of sales or net income. We cannot assure you that we would be able to mitigate any adverse effects of such changes.

        During 2002, the Brazilian real declined about 35%, the South African rand increased about 38% and the euro increased about 18% relative to the dollar. During 2003, the average exchange rate of the euro and the South African rand increased about 20% and 40%, respectively, when compared to the average exchange rate for 2002. During 2003, the average exchange rate for the Brazilian real and the Mexican peso declined about 1% and 11%, respectively, when compared to the average exchange rate for 2002. During 2004, the average exchange rate of the euro, South African rand, and Brazilian real increased about 10%, 17% and 5%, respectively, when compared to the average exchange rate for 2003. The Mexican peso declined about 5% when compared to the average exchange rate for 2003.

        In the case of net sales of graphite electrodes, the impact of these events was a reduction of about $4 million in 2002, an increase of about $33 million in 2003 and an increase of about $18 million in 2004. In the case of cost of sales of graphite electrodes, the impact of these events was a reduction of about $5 million in 2002, an increase of about $24 million in 2003 and an increase of about $18 million in 2004.

        We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2004, the aggregate principal amount of these loans was $477 million (based on currency exchange rates in effect at December 31, 2004). These loans are subject to remeasurement gains and losses due to changes in currency exchange

rates.     A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded in other (income) expense, net, on the Consolidated Statements of Operations. In 2002, we had a net total of $28 million in currency gains, including $45 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2003, we had a net total of $35 million in currency gains, including $48 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2004, we had a net total of $8 million of currency gains, including $10 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments as described under “Item 7A–Quantitative and Qualitative Disclosures about Market Risks.”

Liquidity and Capital Resources

        Our sources of funds have consisted principally of invested capital, cash flow from operations and debt and equity financings. Our uses of those funds have consisted principally of debt reduction, capital expenditures, payment of fines, liabilities and expenses in connection with antitrust investigations, lawsuits and claims, payment of restructuring costs and other obligations and operating costs.

        We are highly leveraged and have other substantial obligations. At December 31, 2004, we had total debt of $673 million, cash and cash equivalents of $24 million and a stockholders’ deficit of $53 million. In addition, we have historically factored a substantial portion of our accounts receivable and used the proceeds to reduce our debt. Certain of our subsidiaries sold receivables totaling $187 million in 2002, $175 million in 2003 and $7 million in 2004. If we had not sold such receivables, our accounts receivable and our debt would have been about $45 million higher at December 31, 2003 and unchanged at December 31, 2004. We have used a portion of the net proceeds from the issuance and sale of the Debentures to replace the cash previously provided by such factoring.

        We use cash and cash equivalents, funds available under the Revolving Facility, subject to continued compliance with the financial covenants and representations under the Credit Agreement, as well as monthly or quarterly cash flow from operations as our primary sources of liquidity. At December 31, 2004, the Revolving Facility provided for maximum borrowings of up to €175 million ($238 million, based on currency exchange rates in effect at December 31, 2004). At December 31, 2004, we were in compliance with the financial covenants under the Revolving Facility and had no outstanding balance under the Revolving Facility with $221 million (after consideration of outstanding letters of credit and at currency exchange rates in effect at December 31, 2004) fully available. Based on expected operating results and expected cash flows, we expect to be in compliance with financial covenants in 2005. On February 8, 2005, we completed a substantial amendment and restatement of the Credit Agreement to effect a refinancing of the Revolving Facility. See “Financing Transactions” above for information about the refinancing.

        At December 31, 2004, 66% (or $435 million) of our total debt, excluding the fair value adjustments to debt and unamortized bond premium, had effectively been converted to variable rate obligations. We have interest rate swaps that effectively convert the fixed rate debt (represented by the Senior Notes) into variable rate debt based on the six month LIBOR rate as of the date of payment plus 5.7940%, calculated in arrears. At December 31, 2004, we had swaps for a notional amount of $450 million ($435 million of which was designated as hedging the exposure to changes in the fair value of the related Senior Notes, called a fair value hedge.) At December 31, 2004, we also had interest rate caps for a total notional amount of $500 million through August 2007. These instruments effectively cap our interest rate exposure, represented by the net impact of our swaps on the Senior Notes, to no greater than 11.3% per annum.

        At December 31, 2004, the Revolving Facility had an effective interest rate of 6.2%, our $435 million principal amount of Senior Notes had an effective rate of 8.6% (i.e., a fixed rate of 10.25%, effectively swapped to a variable rate of the LIBOR plus 5.7940%) and our $225 million principal amount of Debentures had a fixed rate of 1.625%. We estimate that we will have interest expense of approximately $49 million for 2005.

        We continue to implement interest rate management initiatives to seek to minimize interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations as described under “Item 7A–Quantitative and Qualitative Disclosures about Market Risk” in this Report.

        Deleveraging Actions. We completed over $300 million in deleveraging actions in 2003. These actions consisted of sales of non-strategic assets that generated net proceeds of $24 million, including the sale of our non-strategic composite tooling business for $16 million (which includes a working capital adjustment of $1 million), the sale of interest rate swaps for net cash proceeds of $30 million, the exchange of common stock for $55 million aggregate principal amount of Senior Notes and the public offering of shares of our common stock for net proceeds of $190 million. Virtually all of such proceeds were used to reduce debt. In 2004, we completed over $60 million in deleveraging actions. These actions consisted of the exchange of common stock for $35 million aggregate principal amount of Senior Notes, the purchase of $23 million of aggregate principal amount of Senior Notes, the sale of our plant, property and equipment held by our subsidiary in the United Kingdom for net proceeds of $4 million and the sale of certain investments for net proceeds of $1 million. Such proceeds were used primarily to reduce debt and other obligations.

        Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments at December 31, 2004.

	Payment Due By Period
	Total	Year Ending December 2005	Two Years Ending December 2007	Two Years Ending December 2009	Years Ending After December 2009
	(Dollars in millions)
Contractual and Other Obligations
Long-term debt	$661	$--	$1	$--	$660
Capital lease obligations	--	--	--	--	--
Operating leases	8	4	3	1	--
Unconditional purchase obligations (a)	37	5	15	10	7

Total contractual obligations (a)	706	9	19	11	667
Estimated liabilities and expenses
in connection with antitrust
investigations and related
lawsuits and claims (b)	43	17	26	--	--
Postretirement, pension and related benefits (c)	79	17	13	11	38
Interest (d)	358	48	96	97	117
Other long-term obligations	23	9	6	3	5

Total contractual and other obligations (a)(b)(c)	$1,209	$100	$160	$122	$827

Other Commercial Commitments
Lines of credit (e)	$20	$20	$--	$--	$--
Letters of credit	17	14	3	--	--
Guarantees	3	1	2	--	--

Total other commercial commitments	$40	$35	$5	$--	$--

__________
(a)	Effective April 2001, we entered into a ten-year service contract with CGI Group Inc. (“CGI”) valued at that time at $75 million ($32 million of which is the unconditional purchase obligation at December 31, 2004 included in the above table). Pursuant to this contract, CGI became the delivery arm for our global information services, including the design and implementation of our global information and advanced manufacturing and demand planning processes, using People Soft Enterprise One (formerly known as J.D. Edwards One World) software. Through this contract, we are seeking to leverage the resources of CGI and transform our information technology service capability into an efficient, high quality enabler for our global supply chain initiatives as well as a contributor to our cost reduction activities. Under the outsourcing provisions of this contract, CGI manages our data center services, networks, desktops, telecommunications and legacy systems.

In the 2002 third quarter, we entered into a ten year outsourcing contract with CGI valued at that time at $36 million. Pursuant to this contract, CGI became the delivery arm for our finance and accounting business process services, including accounts receivable and accounts payable activities. CGI also provides various related analytical services such as general accounting, cost accounting and financial analysis activities. Such amounts are excluded from the above table as these amounts do not include an unconditional purchase obligation.

We are dependent on CGI for these services. A failure by CGI to provide any of these services to us in a timely manner could have an adverse effect on our results of operations.

(b)	Consists of the outstanding balance of the DOJ antitrust fine.

(c)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.

(d)	Amounts assume no decrease in interest payments from interest rate management activities (e.g., swaps) and exclude the accounting for deferred financing costs or gains on the sale of hedge instruments. Payments assume Senior Notes with a fixed rate of interest of 10.25%, mature on February 15, 2012 and the Debentures with a fixed rate of interest of 1.625% effectively mature on January 15, 2011.

(e)	Local lines of credit are established by our foreign subsidiaries for working capital purposes and are not part of the Revolving Facility.

        Cash Flow and Plans to Manage Liquidity. As a result of our significant leverage and other substantial obligations, our business strategies include efforts to enhance our capital structure by further reducing our gross obligations. Accordingly, we have placed the highest priority on accelerating the amount and speed of cash generated every day. Our efforts include leveraging our unique global manufacturing network by driving higher utilization rates and more productivity from our existing assets, accelerating commercialization initiatives across all of our businesses and realizing other global efficiencies.

        During the four years prior to 2002, we had positive annual cash flow from operations, excluding payments in connection with restructurings and antitrust investigations, lawsuits and claims. From 2002 through the first quarter of 2004, we had negative cash flow from operations (excluding those payments), primarily driven by higher uses of cash for funding working capital requirements. Since the second quarter of 2004, cash flow from operations was a positive $39 million, excluding payments made in connection with restructuring and antitrust investigations, lawsuits and claims. Typically, the first quarter of each year resulted in neutral or negative cash flow from operations (excluding payments in connection with restructurings, antitrust investigations, lawsuits and claims and the impact of the reduction of factoring of accounts receivable) due to various factors. These factors included customer order patterns, fluctuations in working capital requirements and payment of variable compensation with respect to the immediately preceding year. Typically, the other three quarters resulted in positive cash flow from operations (before such exclusions). The third quarter tended to produce relatively less positive cash flow from operations primarily as a result of scheduled plant shutdowns by our customers for vacations.

        Our cash flow from operations (before such exclusions) in the first and third quarters typically is adversely impacted by the semi-annual interest payments on the Senior Notes and by the semi-annual interest payments on the Debentures, which began in July 2004. The second and fourth quarters correspondingly benefit from the absence of such interest payments.

        As part of our cash management activities, we seek to manage accounts receivable credit risk and collections, and payment of accounts payable to seek to maximize our free cash at any given time and minimize accounts receivable losses. In addition, we have historically factored a portion of our accounts receivable and used the proceeds to reduce our debt. In 2004, we used a portion of the net proceeds from the issuance and sale of the Debentures to replace cash provided by factoring of accounts receivable. Certain of our subsidiaries sold receivables totaling $187 million in 2002, $175 million in 2003 (at a cost of approximately 3.2% to 8% per annum of the amount of receivables sold) and $7 million in 2004 (at a cost of approximately 3.2% to 4% per annum of the amount of receivables sold). If we had not sold such receivables, our accounts receivable and our debt would have been about $45 million higher at December 31, 2003 and unchanged at December 31, 2004. In addition, careful management of credit risk over at least the past three years has allowed us to avoid significant accounts receivable losses notwithstanding the poor financial condition of many of our potential and existing customers. In order to seek to minimize our credit risks, we reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unrecovered trade receivables worldwide were only 0.1% of global net sales during the last 3 years. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

        We use cash and cash equivalents, funds available under the Revolving Facility and cash flow from operations as our primary sources of liquidity. We believe that our business strategies will continue to improve the amount and speed of cash generated from operations under current economic conditions. Improvements in cash flow from operations resulting from these strategies are being partially offset by associated cash implementation costs, while they are being implemented. We also believe that our planned sales of non-strategic assets together with these improvements in cash flow from operations should allow us to reduce our debt and other obligations over the long term.

        We may from time to time and at any time exchange or purchase Senior Notes in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. These exchanges or purchases may be effected for cash (from cash and cash equivalents, borrowings under the Revolving Facility or new credit facilities, or proceeds from sale of debt or equity securities or assets), common stock or other equity or debt securities, or a combination thereof. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets. Any such transactions may, individually or in the aggregate, be material.

        Our high leverage and other substantial obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations thereby reducing funds available to us for other purposes. Our leverage and these obligations make us more vulnerable to economic downturns in the event that these obligations are greater or timing of payment is sooner than expected.

        Our ability to service our debt and other obligations as they come due, including maintaining compliance with the financial covenants and the representations regarding absence of material adverse changes under the Revolving Facility, is dependent on our future performance, which is subject to various factors, including certain factors beyond our control such as changes in supply, demand and other conditions affecting our industry, changes in global and regional economic conditions, changes in interest and currency exchange rates and inflation in raw material, energy and other costs. The Revolving Facility requires us to, among other things, comply with financial covenants relating to specified minimum interest coverage and maximum net senior secured debt leverage ratios. A failure to comply with such covenants, unless waived, would be a default under the Revolving Facility. This would permit the lenders to accelerate the maturity of the Revolving Facility and terminate their commitments to extend credit under the Revolving Facility. An acceleration of maturity of the Revolving Facility would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes and the holders of the Debentures to accelerate the maturity of the Debentures. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, the lenders and holders could proceed against the collateral securing the Revolving Facility and the Senior Notes, respectively, and exercise all other rights available to them, and we could be required to undertake significant actions (which may be inconsistent with our plans or adverse to our stockholders) to raise the funds necessary for repayment. We cannot assure you that we would be able to obtain any such waiver or take any of such actions on favorable terms or at all.

        We believe that the long term fundamentals of our business continue to be sound. Accordingly, although we cannot assure you that such will be the case, we believe that, based on our expected cash flow from operations, our existing capital resources, and taking into account our working capital needs and our efforts to reduce costs, improve efficiencies and product quality, generate growth and cash flow and maximize funds available to meet our debt service and other obligations, we will be able to manage our liquidity to permit us to service our debt and meet our obligations when due. Based on expected operating results and expected cash flows, we expect to be in compliance with financial covenants in 2005.

        Related Party Transactions. We have not, since January 1, 2002, engaged in or been a party to any material transactions with affiliates or related parties other than transactions with our subsidiaries (including Carbone Savoie and AET), compensatory transactions with directors and officers (including employee benefits, stock option and restricted stock grants, compensation deferral, executive employee loans and stock purchases) and transactions with our 25% owned venture with Jilin in China.

        Off-Balance Sheet Arrangements and Commitments. We have not, since January 1, 2002, undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

o	Interest rate caps and swaps and currency exchange rate contracts which are described under “Item 7A – Quantitative and Qualitative Disclosures About Market Risk.”

o	Commitments under non-cancelable operating leases that, at December 31, 2003, totaled less than $2 million in each year and $4 million in the aggregate, and, at December 31, 2004, totaled less than $5 million in each year and $8 million in the aggregate.

o	Minimum required purchase commitments under our information technology outsourcing services agreement with CGI described under “–Long-Term Contractual, Commercial and Other Obligations and Commitments” that, at December 31, 2003, totaled approximately $5 million in each year and about $38 million in the aggregate and at December 31, 2004, totaled approximately $5 million in each year and about $32 million in the aggregate.

o	Factoring accounts receivable as described under “– Cash Flow and Plans to Manage Liquidity.”

        We have not been, since January 1, 2002, affiliated with or related to any special purpose entity other than GrafTech Finance, our wholly-owned and consolidated finance subsidiary.

        Cash Flows. In general, during 2002, 2003 and 2004, we used cash in operating activities (including payments related to restructurings and antitrust investigations, lawsuits and claims) as well as for capital expenditures. Financing for these uses was provided primarily by net proceeds from our public offerings of common stock in 2003, our incurrence of long-term and short-term debt and proceeds from sales of non-strategic assets and interest rate swaps. We believe that we will have a net source of cash from operating and investing activities in 2005 (including payments related to restructurings and the DOJ antitrust fine). For 2005, we expect to make payments of about $6 million related to restructurings and about $17 million related to the DOJ antitrust fine. See the second paragraph under “–Liquidity and Capital Resources” above for information regarding the factoring of our accounts receivables.

        Cash Flow (Used in) Provided by Operating Activities. Cash flow used in operating activities was $131 million in 2004, $25 million in 2003 and $60 million in 2002.

        Cash used in operating activities was $131 million in 2004. The primary uses consisted of $167 million for working capital and $38 million for other liabilities, offset by a source of cash of $74 million from net income, after adding back the net effect from non-cash items. Working capital uses related primarily to $83 million of payments for antitrust investigations and related lawsuits and claims, $17 million of restructuring payments, $45 million of reduction in factoring of accounts receivable, $21 million of increases in receivables due to increased sales and $5 million of increase in payables due to timing of payment patterns. Other long-term liability uses were primarily for pension and postretirement benefits.

        Cash used in operating activities was $25 million in 2003. The primary uses consisted of $36 million for working capital and $10 million for other liabilities, offset by a source of cash of $20 million from the net loss, after adding back the net effect from non-cash items. Working capital uses related to decreases in payables from timing of payment patterns and increases in inventories to support anticipated customer demand. Other long-term liability uses were primarily for pension and postretirement benefits. Net cash provided from discontinued operations amounted to $1 million.

        Cash used in operating activities was $60 million in 2002. The primary uses consisted of $38 million for working capital, $12 million for other liabilities, and a use of cash of $10 million from the net loss, after adding back the net effect from non-cash items. Working capital uses primarily related to $34 million relating to the mothballing of our Italian graphite electrode manufacturing operations, the shutdown of our U.S. graphite electrode manufacturing operations and the high level of accounts payable at December 31, 2001. Other long-term liability uses were primarily for pension and postretirement benefit payments and contributions.

        Cash Flow Used in Investing Activities. Cash flow used in investing activities was $56 million in 2004, $22 million in 2003 and $50 million in 2002. Virtually all of such investing activities consisted of capital expenditures.

        Cash used in investing activities was $56 million in 2004. Capital expenditures in 2004 were $59 million and related primarily to the expansion of graphite electrode manufacturing capacity, including expansion of our graphite electrode manufacturing facilities in Spain, France, and South Africa, implementation of People Soft Enterprise One (formerly known as J.D. Edwards One World) information systems and essential capital maintenance. Other investing uses of $3 million pertained primarily to the purchase of derivative instruments. Such uses were offset by $6 million in proceeds from the sale of assets, including the sale of our fixed assets in connection with closure of our advanced synthetic graphite machining operations in Sheffield, United Kingdom.

        Capital expenditures in 2003 were $41 million. Capital expenditures related primarily to the expansion of graphite electrode manufacturing capacity, implementation of People Soft Enterprise One (formerly known as J.D. Edwards One World) information systems and essential capital maintenance. In 2003, $16 million of cash was provided to investing activities, primarily from the sale of our non-strategic composite tooling business for $16 million (including a $1 million working capital adjustment).

        We used $50 million of cash flow in investing activities during 2002. Capital expenditures in 2002 related primarily to expansion of graphite electrode manufacturing capacity in Mexico, expansion of cathode manufacturing capacity in France, People Soft Enterprise One (formerly known as J.D. Edwards One World) systems implementation and essential maintenance.

        Cash Flow Provided by Financing Activities. Cash flow provided by financing activities was $176 million in 2004, $69 million in 2003 and $79 million in 2002.

        Cash from financing activities was $176 million in 2004. During 2004, we received gross proceeds of $225 million (less issuance costs of $7 million) from the issuance and sale of the Debentures and $7 million from the exercise of stock options. We used these proceeds to repay term loans of $21 million outstanding under the Senior Facilities, to pay $83 million to the EU Competition Authority and replace cash previously provided by factoring of accounts receivable as described above in “–Cash Flow Used in Operating Activities.” In addition, we purchased $23 million aggregate principal amount of Senior Notes, plus accrued interest, for $27 million in cash.

        During 2003, we received net proceeds of $190 million from the registered public offering of common stock and $30 million from the sale of interest rate swaps. We used these proceeds primarily to repay term loans of $116 million outstanding under the Senior Facilities, reduce the outstanding balance under the Revolving Facility and repay other short-term debt.

        Cash flow provided by financing activities during 2002 was primarily attributable to $557 million of proceeds from our sale of $550 million of Senior Notes in 2002, of which $392 million was used to repay other long term debt, $86 million was used to make net payments under the Revolving Facility (payments of $450 million offset by borrowings of $364 million) and $21 million was used to pay financing costs. In addition, we received $10 million from the sale of interest rate swaps.

Restrictions on Dividends and Stock Repurchases

        See “Item 5 –Dividend Policies and Restrictions” for information regarding restrictions on our ability to pay dividends on our common stock and repurchase our common stock.

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

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in millions)
Expenses relating to environmental protection	$10	$13	$13
Capital expenditures related to environmental protection	2	2	3

Critical Accounting Policies

        Critical accounting policies are those that require difficult, subjective or complex judgments by management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

        Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments. However, the following accounting policies are deemed to be critical.

        Reliance on Estimates. In preparing the Consolidated Financial Statements, we use and rely on estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for doubtful accounts, provisions for restructuring charges and contingencies, tax valuation allowances, evaluation of goodwill and other intangible assets, pension and postretirement benefit obligations and various other recorded or disclosed amounts. Estimates require us to use our judgment. While we believe that our estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, our assets, liabilities or results of operations may be overstated or understated.

        Employee Benefit Plans. We sponsor various retirement and pension plans, including defined benefit and defined contribution plans and postretirement benefit plans that cover most employees worldwide. Accounting for these plans requires assumptions as to the discount rate, expected return on plan assets, expected salary increases and health care cost trend rate. See Note 11 to the Consolidated Financial Statements for further details.

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

        Derivative Liability Associated with our 1.625% Debentures due 2024.   In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the redemption option and its make-whole provision (the “Redemption Make-Whole Option”) contained in the terms governing our 1.625% Convertible Debenture due 2024, qualified as an embedded derivative that was not clearly and closely related to the characteristics of the Debenture upon issuance. Since the Redemption Make-Whole Option does not currently qualify for any scope exception within SFAS 133, it is required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments. The embedded derivative financial instrument was classified as a derivative liability upon issuance and is included in the other long-term obligations in the Consolidated Balance Sheet.

        At each balance sheet date, we adjust the Redemption Make-Whole Option to its estimated fair value. At January 22, 2004, the estimated fair value of our derivative liability was $6 million. At December 31, 2004, the estimated fair value of our derivative liability was $4 million. We estimate the fair value of the Redemption Make-Whole Option using a financial model that uses several assumptions including: historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock to determine estimated fair value of our derivative liability. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period.

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

Recent Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 is recognized at the date an entity commits to an exit plan. We adopted SFAS No. 146 effective January 1, 2003 and recorded $20 million of restructuring charges in 2003, $9 million of which was related to organizational changes and $11 million of which related to the closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce.

        A full description of recent accounting pronouncements is set forth under “New Accounting Standards” in Note 3 to the Notes to the Consolidated Financial Statements contained in this Report, and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

Description of Our Financing Structure

        A description of our financing structure is set forth under “Long-Term Debt and Liquidity” in Note 5 to the Notes to the Consolidated Financial Statements contained in this Report, and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

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

        Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to LIBOR or euro LIBOR. Our exposure to changes in currency exchange rates results primarily from:

o	raw material purchases made by our foreign subsidiaries in currencies other than local currencies;

o	investments in and intercompany loans to our foreign subsidiaries and our share of the earnings of those subsidiaries, to the extent denominated in currencies other than local currencies; and

o	sales made by our subsidiaries in currencies other than local currencies.

        Our exposure to changes in energy costs results primarily from the purchase of natural gas and electricity for use in our manufacturing operations.

        Interest Rate Management. We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Credit Agreement. We have interest rate swaps that effectively convert fixed rate debt (represented by the Senior Notes) into variable rate debt based on the six month LIBOR rate as of the date of payment, plus 5.7940%, calculated in arrears. At December 31, 2003 and 2004 we had swaps for a notional amount of $485 million and $450 million, respectively.

        At December 31, 2004, $435 million (out of our total outstanding $450 million notional amount) of interest rate swaps were designated as hedging the exposure to changes in the fair value of the related debt (called a fair value hedge). The related debt for our swaps is the Senior Notes, of which $435 million were outstanding at year end. At December 31, 2003 and 2004 (excluding the offsetting value of our interest rate caps) the principal value of our debt was reduced by $18 million and $10 million, respectively, as a result of our current fair value hedges. These market values and any changes in the market values of those interest rate swaps, excluding changes in value resulting from accrued interest payable or receivable from the counterparty, are currently recorded as part of other long-term obligations on the Consolidated Balance Sheets. Accrued interest receivable or payable to the counterparty is recorded as a component of interest expense on the Consolidated Statement of Operations.

        At December 31, 2004, the remaining $15 million of our interest rate swaps were not designated as hedging exposure to changes in the fair value of any specific debt instrument. Any changes in the market value of those swaps are recorded in other (income) expense, net, on the Consolidated Statement of Operations. In 2004, the mark-to-market impact of the undesignated swaps was nil. In February 2005, we sold all $15 million of those undesignated swaps. See Note 20 “Subsequent Events” to the Consolidated Financial Statements.

        All of our swaps are valued monthly, and we are required to provide cash collateral to the counterparty(ies) to the extent that the fair market value of the swap liability, net of the fair market value of our interest rate caps, exceeds a specific threshold. At December 31, 2004, all of our swaps were with one counterparty and this threshold was $15 million. We were not required to post any cash collateral at December 31, 2004.

        When we sell a fair value hedge swap, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through debt-for-equity exchanges, repurchases or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs. At December 31, 2003 and 2004 the principal value of our debt was increased by $32 million and $25 million, respectively, as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $14 million and a $15 million increase in the fair value of our debt at December 31, 2003 and 2004, respectively, and was recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.”

        Interest rate swaps reduced our interest expense by $6 million in 2002.

        Interest rate swaps reduced our interest expense by $21 million in 2003. The reduction was due to $13 million of benefit from current interest rate swaps, $2 million of amortization of fair value adjustments for previously sold interest rate swaps and $6 million due to acceleration of the amortization of fair value adjustments for previously sold interest rate swaps.

        Interest rate swaps reduced our interest expense by $17 million in 2004. The reduction was due to the benefit from current interest rate swaps in the amount of $10 million, $2 million of amortization of fair value adjustments for previously sold interest rate swaps and $5 million due to acceleration of the amortization of fair value adjustments for previously sold interest rate swaps.

        We enter into agreements with financial institutions that are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure, represented by the net impact of our swaps on the Senior Notes, to no greater than 11.3% per annum. At December 31, 2003 and 2004, we had interest rate caps for a notional amount of $500 million. All of our interest rate caps are marked-to-market monthly. Gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. The mark-to-market adjustment on caps was nil for 2002, a $1 million loss for 2003 and a $4 million loss for 2004.

        Currency Rate Management. We enter into foreign currency instruments to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. The notional amount of open foreign exchange contracts used by us to minimize foreign currency exposure against euro depreciation was nil at December 31, 2003 and $54 million at December 31, 2004. These contracts are marked-to-market monthly and gains and losses are recorded in other (income) expense, net, on the Consolidated Statement of Operations. We recorded a loss of $7 million with respect to the contracts held during 2003 and a loss of $1 million with respect to contracts held during 2004.

        Commercial Energy Rate Management. We did not have any commercial energy rate contracts outstanding at December 31, 2002. In 2003, we entered into natural gas hedge derivative contracts, effectively fixing 100% of our direct and indirect natural gas cost exposure in North America (which represents about 45% of our direct worldwide exposure). The unrealized gain on outstanding contracts at December 31, 2003 amounted to $1 million. These contracts expired in April 2004. We currently do not have any natural gas derivative or other commercial energy rate contracts. In addition, we have in the past entered, and may in the future enter, into short duration fixed rate purchase contracts with certain of our natural gas suppliers in order to mitigate seasonal increases in our natural gas costs. We currently have such contracts with certain of our natural gas suppliers.

        Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates for 2002, 2003 and 2004. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for 2002 by about $4 million, for 2003 by about $3 million and for 2004 by about $8 million. In addition, based on this analysis, a hypothetical increase in interest rates of 100 basis points across all maturities would have increased our interest expense for 2002, 2003 and 2004, by about $4 million, $5 million and $4 million, respectively.

Item 8.  Financial Statements and Supplementary Data

        See the Table of Contents located at the beginning of this Report for more detailed page references to information contained in this Item.

Management’s Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process, designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by the board of directors, management and other personnel of a company, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

o	pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the company;

o	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors; and

o	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the company that could have a material effect on its financial statements.

        Internal control over financial reporting has inherent limitations which may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page 103 of this Report.

Date:  March 14, 2005

/s/ Craig S. Shular	/s/ Corrado F. De Gasperis
Craig S. Shular, Chief Executive Officer and President	Corrado F. De Gasperis, Vice President, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GrafTech International Ltd.:

We have completed an integrated audit of GrafTech International Ltd.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of GrafTech International Ltd. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
GrafTech International Ltd.
Wilmington, Delaware

We have audited the accompanying consolidated balance sheet of GrafTech International Ltd. and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, cash flows and stockholders’ deficit for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GrafTech International Ltd. and subsidiaries at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 12, 2004

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	At December 31,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$34	$24
Accounts and notes receivable, net of allowance for doubtful accounts of $4
million at December 31, 2003 and 2004	125	206
Inventories:
Raw materials and supplies	42	59
Work in process	133	142
Finished goods	29	24

	204	225
Prepaid expenses and other current assets	24	25

Total current assets	387	480

Property, plant and equipment	1,031	1,131
Less: accumulated depreciation	691	753

Net property, plant and equipment	340	378
Deferred income taxes	176	153
Goodwill	20	23
Assets held for sale	1	--
Other assets	42	34

Total assets	$966	$1,068

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$93	$86
Short-term debt	1	1
Accrued income and other taxes	31	38
Other accrued liabilities	157	99

Total current liabilities	282	224

Long-term debt:
Principal value	516	655
Fair value adjustments for hedge instruments	14	15
Unamortized bond premium	4	2

Total long-term debt	534	672

Other long-term obligations	204	149
Deferred income taxes	43	46
Commitments & contingencies	--	--
Minority stockholders' equity in consolidated entities	31	30
Stockholders' deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized,
none issued	--	--
Common stock, par value $.01, 150,000,000 shares authorized, 96,402,287 shares issued at December 31, 2003, 100,520,240 shares issued at December 31, 2004	1	1
Additional paid-in capital	893	941
Accumulated other comprehensive loss	(286)	(276)
Accumulated deficit	(644)	(627)
Less: cost of common stock held in treasury, 2,451,035 shares at December 31, 2003 and 2004	(86)	(86)
Common stock held in employee benefit trusts, 503,232 shares at December 31, 2003
and 522,732 shares at December 31, 2004	(6)	(6)

Total stockholders' deficit	(128)	(53)

Total liabilities and stockholders' deficit	$966	$1,068

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except share and per share data)

	For the Year Ended December 31,
	2002	2003	2004
Net sales	$596	$712	$848
Cost of sales	461	544	638

Gross profit	135	168	210
Research and development	13	11	8
Selling, administrative and other expenses	81	85	90
Restructuring charges	6	20	--
Impairment loss on long-lived and other assets	17	7	--
Antitrust investigations and related lawsuits and claims	--	32	(11)
Other (income) expense, net	(7)	(12)	21
Interest expense	60	45	39
Interest (income)	(2)	--	(1)

	168	188	146
Income (loss) from continuing operations before provision for (benefit from) income taxes and minority interest	(33)	(20)	64
Provision for (benefit from) income taxes	(16)	5	46

Income (loss) from continuing operations before minority interest	(17)	(25)	18
Less: minority stockholders' share of income	2	1	1

Income (loss) from continuing operations	(19)	(26)	17
Income from discontinued operations, net of tax	1	1	--
Gain on sale of discontinued operations, net of tax	--	1	--

Net income (loss)	$(18)	$(24)	$17

Basic:
Income (loss) from continuing operations	$(0.35)	$(0.38)	$0.18
Income from discontinued operations	0.02	0.02	--

Net income (loss) per share	$(0.33)	$(0.36)	$0.18

Diluted:
Income (loss) from continuing operations	$(0.35)	$(0.38)	$0.17
Income from discontinued operations	0.02	0.02	--

Net income (loss) per share	$(0.33)	$(0.36)	$0.17

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Year Ended December 31,
	2002	2003	2004
Cash flow from operating activities:
Net income (loss)	$(18)	$(24)	$17
Income from discontinued operations	1	1	--
Gain on sale of discontinued operations	--	1	--

Income (loss) from continuing operations	(19)	(26)	17

Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	28	31	35
Deferred income taxes	(27)	2	26
Antitrust investigations and related lawsuits and claims	--	32	1
Restructuring charges	6	20	--
Loss on exchange of common stock for senior notes	--	--	5
Impairment loss on long-lived and other assets	17	7	--
Restricted Stock Vesting	5
Interest expense	4	--	(2)
Post Retirement plan changes	(7)	--	(10)
Gain on sale of assets	1	--	(3)
Fair value adjustments on interest rate caps	--	--	4
Other (credits) charges, net	(18)	(46)	1
(Increase) decrease in working capital*	(38)	(36)	(167)
Long-term assets and liabilities	(12)	(10)	(38)

Net cash used in operating activities from continuing operations	(60)	(26)	(131)
Net cash provided by operating activities from discontinued operations	--	1	--

Net cash provided by (used in) operating activities	(60)	(25)	(131)
Cash flow from investing activities:
Capital expenditures	(50)	(41)	(59)
Purchase of derivative investments	--	--	(3)
Proceeds from sale of assets	--	3	6
Proceeds from sale of discontinued operations	--	16	--

Net cash provided by (used in) investing activities	(50)	(22)	(56)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	11	(19)	(1)
Revolving facility borrowings	364	364	--
Revolving facility payments	(450)	(374)	--
Long-term debt borrowings	557	--	225
Long-term debt reductions	(392)	(116)	(44)
Proceeds from sale of interest rate swap, net	10	30	--
Purchase of interest rate caps	--	(5)	--
Proceeds from sale of common stock	1	190	--
Proceeds from exercise of stock options	--	4	7
Financing costs	(21)	(1)	(8)
Premium on Bond Repurchase	--	--	(3)
Dividends paid to minority stockholders	(1)	(4)	--

Net cash provided by (used in) financing activities	79	69	176

Net increase (decrease) in cash and cash equivalents	(31)	22	(11)
Effect of exchange rate changes on cash and cash equivalents	4	1	1
Cash and cash equivalents at beginning of period	38	11	34

Cash and cash equivalents at end of period	$11	$34	$24

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest expense	48	61	38
Income taxes	24	11	12
Non-cash operating, investing and financing activities:
Exchanges of common stock for senior notes which decrease long-term debt	--	55	35
Common Stock issued to savings and pension plan trusts	--	8	1

*Net change in working capital due to the following components:

(Increase) decrease in current assets:
Accounts and notes receivable, net	(6)	(4)	(21)
Reduction in factoring of accounts receivable	--	--	(45)
Inventories	11	(9)	(6)

	For the Year Ended December 31,
	2002	2003	2004
Prepaid expenses and other current assets	(2)	--	--
Payment for antitrust investigations and related lawsuits and claims	(3)	(4)	(83)
Restructuring payments	(4)	(5)	(17)
Accounts payables and accruals	(34)	(14)	5

Increase in working capital	$(38)	$(36)	$(167)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Dollars in millions, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Unearned Restricted Stock	Treasury Stock	Common Stock Held in Employee Benefit Trust	Total Stockholders' Deficit
Balance at January 1, 2002	58,623,713	$1	$629	$(269)	$(602)	$--	$(85)	$(6)	$(332)

Comprehensive loss:
Net loss	--	--	--	--	(18)	--	--	--	(18)
Other comprehensive loss:
Minimum pension liability, net of $7 million of tax	--	--	--	(15)	--	--	--	--	(15)
Foreign currency translation
adjustments	--	--	--	(20)	--	--	--	--	(20)

Total comprehensive income (loss)	--	--	--	(35)	(18)	--	--	--	(53)
Issuance of restricted stock	412,200	--	6	--	--	(6)	--	--	--
Amortization of restricted stock	--	--	--	--	--	1	--	--	1
Accelerated vesting of restricted stock	--	--	--	--	--	5	--	--	5
Sale of common stock under stock options	175,751	--	1	--	--	--	--	--	1
Repurchase of treasury stock	--	--	--	--	--	--	(3)	--	(3)

Balance at December 31, 2002	59,211,664	$1	$636	$(304)	$(620)	$-	$(88)	$(6)	$(381)

Comprehensive loss:
Net loss	--	--	--	--	(24)	--	--	--	(24)
Other comprehensive loss:
Minimum pension liability, net of $2 million of tax	--	--	--	6	--	--	--	--	6
Foreign currency translation
adjustments	--	--	--	12	--	--	--	--	12

Total comprehensive income (loss)	--	--	--	18	(24)	--	--	--	(6)
Senior notes for common stock exchange	9,888,870	--	57	--	--	--	--	--	57
Treasury stock	--	--	(2)	--	--	--	2	--	--
Common stock issued to savings and pension plan trusts	1,403,475	--	8	--	--	--	--	--	8
Sale of common stock in equity offering, net	25,300,000	--	190	--	--	--	--	--	190
Sale of common stock under stock options	598,278	--	4	--	--	--	--	--	4

Balance at December 31, 2003	96,402,287	1	893	(286)	(644)	--	(86)	(6)	(128)

Comprehensive loss:
Net income	--	--	--	--	17	--	--	--	17
Other comprehensive income (loss):
Minimum pension liability, net of $6 million of tax	--	--	--	(12)	--	--	--	--	(12)
Foreign currency translation
adjustments, net of $2 million of tax	--	--	--	22	--	--	--	--	22

Total comprehensive income	--	--	--	10	17	--	--	--	27
Exchange of common stock for Senior Notes	3,161,131	--	41	--	--	--	--	--	41
Stock options granted	--	--	1	--	--	--	--	--	1
Common stock issued to savings and pension plan trusts	146,285	--	1	--	--	--	--	--	1
Sale of common stock under stock options	810,537	--	9	--	--	--	--	--	9
Other stock option activity	--	--	(4)	--	--	--	--	--	(4)

Balance at December 31, 2004	100,520,240	$1	$941	$(276)	$(627)	$-	$(86)	$(6)	$(53)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Discussion of Business and Structure

        Our businesses are organized around three lines of business:

o	a synthetic graphite line of business, which primarily serves the steel, aluminum, transportation and semiconductor industries and includes graphite electrodes, cathodes and advanced synthetic graphite products and related services;

o	a natural graphite line of business, which primarily serves the electronics, automotive, petrochemical and power generation industries and includes advanced flexible graphite and flexible graphite solutions and related services; and

o	an advanced carbon materials line of business, which primarily serves the silicon metal, steel and ferro-alloy industries and includes carbon electrodes and refractories and related services.

        Important Terms

        Reference is made to “Part I. Preliminary Notes – Important Terms” for certain defined terms used in the Notes to the Consolidated Financial Statements.

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

        Investments

        Investments in marketable debt and equity securities are generally classified and accounted for as trading, held-to-maturity or available-for-sale securities. We determine the appropriate classification of debt and equity securities at the time of purchase and reassess the classification at each reporting date. Debt securities classified as held-to-maturity are reported at amortized cost plus accrued interest. Securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive loss on the Consolidated Statement of Stockholders’ Deficit until realized. Interest and amortization of premiums and discounts for debt securities are included in interest expense. Gains and losses on securities sold are determined based on the specific identification method and are included in other (income) expense, net. Unrealized losses on investment securities that are other than temporary are recognized in net income (loss). We do not hold securities for speculative or trading purposes.

        Revenue Recognition

        Revenue from sales of our products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, title has passed, the amount is determinable and collection is reasonably assured. Revenue from sales of services is recognized when persuasive evidence of an arrangement exists, services are completed, the amount is determinable and collection is reasonably assured. Product warranty claims and returns are estimated and recorded as a reduction to revenue. Volume discounts and rebates are recorded as a reduction of revenue in conjunction with the sale of the related products. Changes to estimates are recorded when they become probable. Shipping and handling revenues relating to products sold are included as an increase to revenue. Shipping and handling costs related to products sold are included as an increase to cost of sales.

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

        The carrying value of fixed assets is assessed when events and circumstances indicating impairment are present. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At December 31, 2003 and 2004, accumulated depreciation included about $223 million related to previously impaired long-lived assets. The majority of these assets are currently still in

use.     Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2003 and 2004, accumulated depreciation for capital leases amounted to $9 million and $10 million, respectively.

      Allowance for Doubtful Accounts

        A considerable amount of judgment is required in assessing the realizability of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment. We evaluate specific accounts when it becomes aware of a situation where a customer may not be able to meet its financial obligations. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. The allowance for doubtful accounts amounted to $4 million at December 31, 2003 and 2004.

      Capitalized Interest

        We capitalize interest expense during the new construction or upgrade of qualifying assets. We capitalized $1 million of interest expense in each of 2002, 2003 and in 2004.

        Derivative Financial Instruments

        We do not use derivative financial instruments for trading purposes. They are used to manage well-defined currency exchange rate risks, interest rate risks and commercial energy contract risks.

        In conjunction with the issuance of our 1.625% Debentures, we incurred an embedded derivative financial instrument associated with the Redemption Make-Whole Option contained in the Debenture. Since the Redemption Make-Whole Option does not currently qualify for any scope exception within SFAS 133, it is required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments. The embedded derivative financial instrument was classified as a derivative liability upon issuance and is included in the other long-term obligations in the Consolidated Balance Sheet.

        At each balance sheet date, we adjust the Redemption Make-Whole Option to its estimated fair value. At December 31, 2004, the estimated fair value of our derivative liability was $4 million. At January 22, 2004, the estimated fair value of our derivative liability was $6 million. We estimate the fair value of the Redemption Make-Whole Option using a financial model that uses several assumptions including: historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock to determine estimated fair value of our derivative liability.

        We enter into foreign currency instruments to manage exposure to changes in currency exchange rates. These instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. All of these contracts mature within one year and are marked-to-market monthly. Gains and losses related to these contracts are recognized currently in other (income) expense, net, on the Consolidated Statements of Operations.

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

        Research and Development

        Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

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

        Stock-Based Compensation Plans

        We account for stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” As such, compensation expense is recorded on the date of award only if the market price of the underlying stock exceeded the exercise price or if ultimate vesting is subject to performance conditions. If an award results in recognition of compensation expense, the total amount of recorded compensation expense is based on the number of awards that eventually vest. No compensation expense is recognized for forfeited awards, including awards forfeited due to a failure to satisfy a service requirement or failure to satisfy a performance condition. Our accruals of compensation expense for awards subject to performance conditions are based on our assessment of the probability of satisfying the performance conditions.

        No compensation expense has been recognized for our time vesting options granted with exercise prices at not less than market price on the date of grant. At December 31, 2004, all awards subject to performance conditions were fully vested. If compensation expense for our stock-based compensation plans was determined by the fair value method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in millions, except per share data)

Net income (loss) as reported	$(18)	$(24)	$17
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	--	--	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(1)	(5)

Pro forma net income (loss)	$(24)	$(25)	$13

Income (loss) per share:
Basic--as reported	$(0.33)	$(0.36)	$0.18
Basic--pro forma	(0.43)	(0.37)	0.14
Diluted--as reported	(0.33)	(0.36)	0.17
Diluted--pro forma	(0.43)	(0.37)	0.13

        Retirement Plans

        The cost of pension benefits under our retirement plans is recorded in accordance with SFAS No. 87, “Employee Accounting for Pensions,” as determined by us with assistance from independent actuarial firms using the “projected unit credit” actuarial cost method. Contributions to the qualified U.S. retirement plan are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits under the non-qualified retirement plan have been accrued, but not funded. Plan settlements and curtailments are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of

Defined Benefit Pension Plans and Termination Benefits.” Additional information with respect to benefits plans is set forth in Note 11 to the Consolidated Financial Statements.

        Postretirement Health Care and Life Insurance Benefits

        The estimated cost of future postretirement medical and life insurance benefits is determined by the Company with assistance from independent actuarial firms using the “projected unit credit” actuarial cost method. Such costs are recognized as employees render the service necessary to earn the postretirement benefits. Benefits have been accrued, but not funded. Effective November 1, 2001, the U.S. plan was modified to limit our cost of future annual postretirement medical benefits to the cost in 2001. Additional information with respect to benefits plans is set forth in Note 11 to the Consolidated Financial Statements.

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

        Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $10 million in 2002, $13 million in 2003 and $13 million in 2004. The accrued liability relating to environmental remediation was $6 million at December 31, 2003 and $8 million at December 31, 2004. When payments are fixed or determinable, the liability is discounted using a rate at which the payments could be effectively settled. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. Our environmental liabilities do not take into consideration possible recoveries of insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where we may be potentially liable, future expenses to remediate sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, management does not believe that these matters will have a material adverse effect on our financial position, results of operations or net cash flows.

        Foreign Currency Translation

        We account for our non-U.S. subsidiaries under SFAS No. 52, “Foreign Currency Translation.” Accordingly, except for highly inflationary countries, the assets and liabilities of our non-U.S. subsidiaries are translated into dollars for consolidation and reporting purposes. Foreign currency translation adjustments are generally recorded as part of stockholders’ deficit and identified as part of accumulated other comprehensive loss on the Consolidated Balance Sheets until such time as the operations of such non-U.S. subsidiaries are sold or substantially or completely liquidated.

        Highly inflationary economies are defined as having cumulative inflation of about 100% or more over a period of three calendar years. In general, the financial statements of foreign operations in highly inflationary economies are remeasured as if the functional currency of their economic environments were the dollar and translation gains and losses relating to these foreign operations are included in other (income) expense, net, on the Consolidated Statements of Operations rather than as part of stockholders’ deficit on the Consolidated Balance Sheets. We have subsidiaries in Russia, Mexico, Brazil and other countries which have had in the past, and may have in the future, highly inflationary economies.

        We account for our Mexican subsidiary using the dollar as its functional currency, irrespective of Mexico’s inflationary status, because its sales and purchases are predominantly dollar-denominated.

        We record foreign currency transaction gains and losses as part of other (income) expense, net, on the Consolidated Statements of Operations.

        We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded in other (income) expense, net, on the Consolidated Statements of Operations.

      Restructuring

        Effective January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which was effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to January 1, 2003, we followed Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under Issue No. 94-3, a liability for an exit cost was recognized at the date an entity commits to an exit plan.

        Software Development Costs

        In connection with our development and implementation of global enterprise resource planning systems with advanced manufacturing, planning and scheduling software, we capitalized certain computer software costs after technological feasibility has been established. These capitalized costs are amortized utilizing the straight-line method over the economic lives of the related products. Such costs capitalized amounted to $12 million and $17 million as of December 31, 2003 and 2004, respectively. Amortization expense was nominal for 2003 and amounted to $1 million for 2004.

        Intangibles

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 did not have a significant impact on our consolidated financial position, results of operations or net cash flows, except that we no longer amortize goodwill. In the 2004 fourth quarter, we performed the goodwill impairment reviews required by SFAS No. 142 and the results of these reviews did not require our existing goodwill to be written down. Goodwill, which pertains primarily to our synthetic graphite line of business, amounted to $20 million at December 31, 2003 and $23 million at December 31, 2004, with the increase due to changes in currency exchange rates.

        Patents, net of accumulated amortization, amounted to $2 million at December 31, 2003 and 2004.

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

(3)  New Accounting Standards

        FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2004. We will adopt this statement effective January 1, 2006. The adoption of SFAS No. 153 will not have a significant impact on our consolidated results of operations or financial position.

        On November 24, 2004, the FASB issued FASB Statement No. 151, Inventory Costs — an amendment of APB No. 43, Chapter 4 (FAS 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spillage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, GTI is required to adopt this FASB effective January 1, 2006. The adoption of SFAS No. 151 will not have a significant impact on our consolidated results of operations or financial position.

        On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under FAS 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, FAS 123(R) retains the modified grant date model from FAS 123. Under that model, compensation cost is measured at the grant date fair value of the award and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). This statement is effective for interim and annual periods beginning after June 15, 2005. We will be required to adopt FAS 123R in the third quarter of 2005. We are currently in the process of assessing the impact of the adoption of SFAS No. 123(R) on our consolidated results of operations and financial position.

        On October 22, 2004, the President signed the Jobs Act. The Jobs Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Jobs Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.

        Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We are currently in the process of assessing the impact of the adoption of FASB Statement No. 109 on our consolidated results of operations and financial position.

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

        The following tables summarize financial information concerning our reportable segments.

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in millions)
Net sales to external customers:
Synthetic graphite	$538	$639	$751
Other	58	73	97

Consolidated net sales	$596	$712	$848

Gross profit:
Synthetic graphite	$125	$151	$187
Other	10	17	23

Consolidated gross profit	$135	$168	$210

Depreciation and amortization:
Synthetic graphite	$24	$26	$31
Other	4	5	4

Consolidated depreciation and amortization	$28	$31	$35

        We do not report assets by reportable segment. Assets are managed based on geographic location because both reportable segments share certain facilities. The following tables summarize information as to our operations in different geographic areas.

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in millions)
Net sales (a):
U.S	$164	$206	$240
Canada	12	6	4
Mexico	37	33	37
Brazil	33	41	52
France	150	168	184
Italy	22	32	35
Switzerland	77	103	144
South Africa	47	65	70
Spain	30	28	39
Other countries	24	30	43

Total	$596	$712	$848

(a)	Net sales are based on location of seller.

	At December 31,
	2003	2004
	(Dollars in millions)
Long-lived assets (b):
U.S	$62	$70
Mexico	49	51
Brazil	26	28
France	134	151
Italy	4	2
South Africa	45	52
Switzerland	9	11
Other countries	31	36

Total	$360	$401

(b)	Long-lived assets represent fixed assets, net of accumulated depreciation, and goodwill.

(5)  Long-Term Debt and Liquidity

        The following table presents our long-term debt.

	At December 31, 2003	At December 31, 2004
	(Dollars in millions)
Senior Facilities:
Tranche B U.S. dollar facility	$21	$--
Revolving credit facility	--	--
Total Senior Facilities	21	--
Other European debt	2	1
Senior Notes:
Senior Notes due 2012	493	435
Fair value adjustments for current hedged instruments	(18)	(10)
Fair value adjustments for terminated hedged instruments*	32	25
Unamortized bond premium	4	2

Total Senior Notes	511	452
Debentures**	--	219

Total	$534	$672

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

**	Excludes the derivative liability relating to our redemption feature with a make-whole provision, which amounts to $4 million at December 31, 2004 and is included in other long-term obligations on the Consolidated Balance Sheets.

        The aggregate maturities of long-term debt (excluding the fair value adjustments to debt and unamortized bond premium relating to the Senior Notes) for each of the five years subsequent to December 31, 2004 are set forth in the following table.

2005	2006	2007	2008	2009 (and thereafter)	Total
(Dollars in millions)

$--	$--	$ 1	$--	$ 660	$ 661

        At December 31, 2003 and 2004, we were in compliance with all financial and other covenants contained in the Senior Notes, Debentures and Senior Facilities, as applicable.

        Senior Notes

        On February 15, 2002, GrafTech Finance issued $400 million aggregate principal amount of Senior Notes. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002, at the rate of 10.25% per annum. The Senior Notes mature on February 15, 2012.

        On May 6, 2002, GrafTech Finance issued $150 million aggregate principal amount of additional Senior Notes at a purchase price of 104.5% of principal amount, plus accrued interest from February 15, 2002, under the Senior Note Indenture. All of the Senior Notes constitute one class of debt securities under the Senior Note Indenture. The additional Senior Notes bear interest at the same rate and mature on the same date as the Senior Notes issued in February 2002. The $7 million premium received upon issuance of the additional Senior Notes was added to the principal amount of the Senior Notes shown on the Consolidated Balance Sheets and is amortized (as a credit to interest expense) over the term of the additional Senior Notes. As a result of our receipt of such premium, the effective annual interest rate on the additional Senior Notes is about 9.5%. Additional information regarding interest rate swaps is set forth in Note 6 to the Consolidated Financial Statements.

        At December 31, 2003 and 2004, $493 million and $435 million of Senior Notes remained outstanding. The decrease was due to exchanges and repurchases of Senior Notes in 2004. See "-Reduction in Outstanding Senior Notes" below.

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

        The Senior Notes contain provisions as to legal defeasance and covenant defeasance. The Senior Notes rank senior to present and future subordinated debt and equally with present and future senior debt and obligations of GrafTech Finance. The Senior Notes are effectively subordinated to present and future secured debt and obligations of GrafTech Finance, to the extent of the value of the assets securing such debt and obligations, and are structurally subordinated to debt and obligations, including trade payables, of subsidiaries that are neither guarantors of the Senior Notes nor unsecured intercompany term note obligors.

        GTI, GrafTech Global and UCAR Carbon and other U.S. subsidiaries that collectively hold a substantial majority of our U.S. assets have guaranteed the Senior Notes on a senior unsecured basis, except that the guarantee by UCAR Carbon is secured as described below. None of AET, Graphite Electrode Network LLC or Union Carbide Grafito, Inc. are guarantors of the Senior Notes. UCAR Holdings V Inc. is a guarantor of the Senior Notes, but is being liquidated and dissolved. Additional information with respect to the guarantees is set forth in Note 18 to the Consolidated Financial Statements.

        Unsecured intercompany term notes in an aggregate principal amount, at December 31, 2004, equal to $569 million (based on currency exchange rates in effect at December 31, 2004)

and guarantees of those unsecured intercompany term notes by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary's unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at December 31, 2004 equals $348 million (based on currency exchange rates in effect at December 31, 2004), or about 80% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at December 31, 2004 of $221 million (based on currency exchange rates in effect at December 31, 2004), or about 39% of the aggregate principal amount of the unsecured intercompany term notes, and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Senior Facilities, the holders of the Senior Notes and, pursuant to the subsidiary guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) as their interests may appear. The Senior Notes contain provisions restricting, subject to certain exceptions, the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

        The guarantee by UCAR Carbon has been secured by a pledge of all of the shares of capital stock (constituting 97.5% of the outstanding shares of capital stock) of AET held by UCAR Carbon (called the "AET Pledged Stock"), but at no time will the value of the pledged portion of the AET Pledged Stock exceed 19.99% of the principal amount of the then outstanding Senior Notes. The pledge of the AET Pledged Stock is junior to the pledge of the AET Pledged Stock to secure UCAR Carbon's guarantee of the Senior Facilities.

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

        Reductions in Outstanding Senior Notes

        In 2003, we exchanged $55 million aggregate principal amount of Senior Notes, plus accrued interest of $2 million, for 9.9 million shares of common stock. Additionally, we purchased $2 million aggregate principal amount of Senior Notes, plus accrued interest, for $3 million in cash. These transactions resulted in a $1 million loss, which has been recorded in other (income) expense, net, on the Consolidated Statements of Operations.

        In 2004, we exchanged $35 million aggregate principal amount of Senior Notes, plus accrued interest of $1 million, for 3.2 million shares of common stock. Additionally, we purchased $23 million aggregate principal amount of Senior Notes, plus accrued interest, for $27 million in cash. These transactions resulted in a loss of $9 million, which has been recorded in other (income) expense, net, on the Consolidated Statements of Operations.

        Debentures

        On January 22, 2004, GTI issued $225 million aggregate principal amount of Debentures. Interest on the Debentures is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2004, at the rate of 1.625% per annum. The Debentures mature on January 15, 2024, unless earlier converted, redeemed or repurchased. We recorded the Debentures at the discounted principal value of $219 million at issuance. Upon issuance, we also recorded a derivative liability of $6 million for the embedded derivative portion of the Debentures, which is included in other long-term obligations on the Consolidated Balance Sheets. The net proceeds from the offering were approximately $218 million.

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

o	on or after January 15, 2019, at any time after the last reported sale price of our common stock on any date is greater than 125% of the then current conversion price;

o	during the 5 business days after any 10 consecutive trading days in which the trading price per $1,000 principal amount of Debentures for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the then current conversion rate;

o	if the credit rating or ratings on the Debentures are reduced by two rating categories below those initially assigned to the Debentures by S&P and Moody's;

o	if the Debentures are called for redemption; or

o	upon the occurrence of certain corporate transactions.

        Upon conversion, GTI will have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of our common stock.

        Prior to January 15, 2011, the Redemption Make-Whole Option in the Debentures provides that GTI may redeem the Debentures, in whole or in part, at any time, for cash at a redemption price equal to 100% of principal amount, plus accrued and unpaid interest and liquidated damages, if any, only if the last reported sale price of our common stock has exceeded 125% of the then current conversion price for at least 20 trading days during the 30 consecutive trading days ending on the trading day prior to the date on which we mail the notice of redemption. If GTI so redeems the Debentures, GTI will make an additional "make-whole" payment in cash, shares of our common stock or a combination thereof on the redeemed Debentures equal to the present value of all remaining scheduled payments of interest on the redeemed Debentures through January 15, 2011. The Redemption Make-Whole Option qualified as an embedded derivative that was not clearly and closely related to the characteristics of the Debentures upon issuance. Since the Redemption Make-Whole Option does not currently qualify for any scope exception within SFAS 133, it is required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments. The embedded derivative financial instrument was classified as a derivative liability upon issuance and is included in the other long-term obligations in the Consolidated Balance Sheet.

        On or after January 15, 2011, GTI may redeem the Debentures, in whole or in part, at any time, for cash at a redemption price equal to 100% of principal amount, plus accrued and unpaid interest and liquidated damages, if any.

        A holder may require GTI to repurchase some or all of its Debentures on (i) January 15, 2011, January 15, 2014 or January 15, 2019, or (ii) if we experience a "fundamental change" at a repurchase price equal to 100% of principal amount, plus accrued and unpaid interest and liquidated damages, if any. For this purpose, a fundamental change occurs on:

o	the date on which a change in control (which has the same meaning as under the Senior Notes) occurs; or

o	subject to certain exceptions, the date on which our common stock ceases to be listed on a U.S. national or regional securities exchange or approved for trading on the

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

        GrafTech Finance, GrafTech Global and UCAR Carbon and other U. S. subsidiaries that together hold a substantial majority of our U. S. assets have guaranteed the Debentures on a senior unsecured basis. None of AET, Graphite Electrode Network LLC or Union Carbide Grafito, Inc. is a guarantor of the Debentures. Additional information with respect to the guarantees is set forth in Note 18 to the Consolidated Financial Statements.

        Each of the guarantees of the Debentures is full, unconditional and joint and severable. Payment under the Debentures could be required immediately upon the occurrence of any event of default under the Debentures. If a guarantor makes a payment under its guarantee, it would have the right under certain circumstances to seek contribution from the other guarantors,

        The guarantees are general unsecured senior obligations of the guarantors and rank senior to present and future subordinated guarantees, debt and obligations of the respective guarantors and equally with present and future senior guarantees, debt and obligations of the respective guarantors. The guarantees are effectively subordinated to present and future secured guarantees, debt and obligations of the respective guarantors, to the extent of the value of the assets securing such guarantees, debt and obligations, and are structurally subordinated to guarantees, debt and obligations, including trade payables and preferred stock, of subsidiaries of the respective guarantors.

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

        We agreed to file a shelf registration statement under the Securities Act of 1933 covering resales of the Debentures and the shares of common stock issuable upon conversion, redemption or repurchase thereof (including upon the making of any "make-whole" payment). Under certain circumstances, GTI has the right to suspend resales under the registration statement. On April 20, 2004, we filed shelf registration statements covering, among other things, resales of the Debentures and the shares of common stock issuable upon conversion thereof. On May 7, 2004, the SEC declared the registration statements effective.

        Senior Facilities

        In February 2000, we completed a debt recapitalization and obtained the Senior Facilities which are described below. The Senior Facilities consist of:

o	A Tranche B Facility providing for initial term loans of $350 million to GrafTech Finance. At December 31, 2003, the principal amount of term loans outstanding under the Tranche B Facility was $21 million. The Tranche B Facility was fully repaid and terminated in January 2004.

o	A Revolving Facility providing for dollar and euro-denominated revolving and swing line loans to, and the issuance of dollar and euro-denominated letters of credit for the account of, GrafTech Finance and certain of our other subsidiaries in an aggregate principal and stated amount at any time not to exceed, initially, €250 million and, at December 31, 2004, €175 million. The Revolving Facility terminates on February 22, 2006. As a condition to each borrowing under the Revolving Facility, we are required to represent, among other things, that the aggregate amount of payments made (excluding certain imputed interest) and additional reserves created in connection with antitrust, securities and stockholder derivative investigations, lawsuits and claims do not exceed $340 million by more than the difference between $44 million and the principal amount of certain other debt ($1 million of which debt was outstanding at December 31, 2004).

        We are generally required to make mandatory prepayments in the amount of:

o	Either 75% or 50% (depending on our net debt leverage ratio, which is the ratio of our net debt to our EBITDA (as defined in the Senior Facilities)) of excess cash flow. The obligation to make these prepayments, if any, arises after the end of each year with respect to adjusted excess cash flow during the prior year.

o	100% of the net proceeds of certain asset sales or incurrence of certain indebtedness.

o	50% of the net proceeds of the issuance of certain GTI equity securities.

        We may make voluntary prepayments under the Senior Facilities. There is no penalty or premium due in connection with prepayments (whether voluntary or mandatory).

        GrafTech Finance has made and is required to make domestic intercompany loans and foreign secured intercompany loans of the net proceeds of borrowings under the Senior Facilities to GrafTech Global's subsidiaries. The obligations of GrafTech Finance under the Senior Facilities are secured, with certain exceptions, by first priority security interests in all of these intercompany loans (including the related security interests and guarantees). We used the proceeds from the issuance of the Senior Notes in February 2002 to finance the repayment of all such foreign intercompany term loans that were outstanding at such time. The only other such intercompany loans that were outstanding at such time or thereafter were and are intercompany revolving loans to UCAR Carbon and our Swiss subsidiary. At December 31, 2004, the outstanding balance on the UCAR Carbon and our Swiss subsidiary intercompany revolving loans were $47 million and nil, respectively.

        GTI guarantees the obligations of GrafTech Finance under the Senior Facilities. This guarantee is secured, with certain exceptions, by first priority security interests in all of GTI's assets, including all of the outstanding capital stock of GrafTech Global and GrafTech Finance.

        GrafTech Global and each of GrafTech Global's domestic subsidiaries (including AET, Graphite Electrode Network LLC, Union Carbide Grafito, Inc. and UCAR Holdings V Inc.), with certain exceptions, guarantees the obligations of GrafTech Finance under the Senior Facilities. These guarantees are secured, with certain exceptions, by first priority security interests in all of their assets (including the AET Pledged Stock), except that no more than 65% of the capital stock or other equity interests in our foreign subsidiaries held directly by our U.S. subsidiaries, and no other foreign assets, are pledged to secure these guarantees.

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

        The interest rate applicable to the Revolving Facility is, at our option, either LIBOR plus a margin ranging from 1.375% to 3.375% (depending on our leverage ratio) or, in the case of dollar-denominated loans, the alternate base rate plus a margin ranging from 0.375% to 2.375% (depending on our leverage ratio). The alternate base rate is the higher of (i) the prime rate announced by JP Morgan Chase Bank or (ii) the federal funds effective rate plus 0.50%. GrafTech Finance pays a per annum fee ranging from 0.375% to 0.500% (depending on our leverage ratio) on the undrawn portion of the commitments under the Revolving Facility. At December 31, 2003, the interest rate on outstanding debt under the Tranche B Facility was 4.8%. At December 31, 2004, there were no amounts outstanding under the Tranche B Facility. At December 31, 2003 and December 31, 2004, there were no amounts outstanding under the Revolving Facility. During 2002 and 2003, the weighted average interest rate on the Senior Facilities was 5.6% and 5.1%, respectively.

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

        Certain Amendments to the Senior Facilities

        In February 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $400 million aggregate principal amount of Senior Notes. The amendment also changed the manner in which net debt and EBITDA (as defined in the Senior Facilities) are calculated for financial covenant purposes with respect to, among other things, certain expenses incurred in connection with the lawsuit initiated by us against our former parents. In May 2002, the Senior Facilities were amended to, among other things, permit us to issue up to $150 million aggregate principal amount of additional Senior Notes. In connection with this amendment, our maximum permitted leverage ratio was changed to measure the ratio of net senior secured debt to EBITDA (as defined in the Senior Facilities) as against new specified amounts. Our interest coverage ratio was also changed. In addition, the amendment reduced the maximum amount available under the Revolving Facility to €200 million from €250 million (€25 million of which could only be used to pay or secure payment of the EU antitrust fine) and reduced the basket for certain debt incurred by us (which amounted to $1 million at December 31, 2004) that is not incurred under the Senior Facilities (excluding the Senior Notes) to $75 million (being $44 million at December 2004 after giving effect to the $10 million charge relating to the EU antitrust fine recorded in 2001, the $32 million charge recorded in 2003, offset by the $11 million credit recorded in 2004) from $130 million.

        In October 2003, the Senior Facilities were amended to, among other things, provide us additional flexibility to make investments and repurchase Senior Notes (up to a maximum of $35 million aggregate principal amount). The amendment also provides for the exclusion from the calculation of the financial covenants the impacts of providing a letter of credit (except to the extent that the letter of credit exceeds $70 million) to secure payment of the EU antitrust fine and of additional charges against results of operations in connection with antitrust investigations and related lawsuits and claims due to accrued interest on the EU antitrust fine through the date of decision on our appeal of the EU antitrust fine as well as translation of the EU antitrust fine (and accrued interest thereon) from euros into dollars.

        In January 2004, the Senior Facilities were amended to, among other things:

o	permit the issuance and sale of the Debentures;

o	permit use of the net proceeds from the issuance and sale of the Debentures without any otherwise required reduction in funds available under the Revolving Facility (except that the €25 million of availability under the Revolving Facility reserved for use solely to pay or secure payment of the EU antitrust fine was eliminated, which reduced our availability under the Revolving Facility from €200 million to €175 million); and

o	provide additional flexibility to make investments (including repurchases in 2004 of up to $50 million aggregate principal amount of Senior Notes with net proceeds).

        Refer to Note 20 to the Consolidated Financial Statements for information on our amendment and restatement of the Credit Agreement to effect a refinancing of the Revolving Facility, completed on February 8, 2005.

        Equity Offerings

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

(6)  Financial Instruments

        We use derivative financial instruments to manage well-defined currency exchange rate, interest rate and commercial energy contract risks. We do not use derivative financial instruments for trading purposes.

        Foreign Currency Contracts

        The notional amount of open foreign exchange contracts used by us to minimize foreign currency exposure was nil at December 31, 2003 and $54 million at December 31, 2004. These contracts are marked-to-market monthly and gains and losses are recorded in other (income)

expense, net, on the Consolidated Statements of Operations. We recorded a loss of $7 million with respect to contracts held during 2003 and a loss of $1 million with respect to contracts held during 2004.

        Interest Rate Risk Management

        We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Revolving Facility. We have interest rate swaps that effectively convert fixed rate debt (represented by the Senior Notes) into variable rate debt based on the six month LIBOR rate as of the date of payment, plus 5.7940%, calculated in arrears. At December 31, 2003 and 2004, we had swaps for a notional amount of $485 million and $450 million, respectively.

        At December 31, 2004, $435 million (out of our total outstanding $450 million notional amount) of interest rate swaps were designated as hedging the exposure to changes in the fair value of the related debt (called a fair value hedge). The related debt for those swaps is the Senior Notes, of which $435 million aggregate principal amount was outstanding at December 31, 2004. At December 31, 2003 and 2004 (excluding the offsetting value of our interest rate caps), the principal value of our debt was reduced by $18 million and $10 million, respectively, as a result of our fair value hedges. The market values of those interest rate swaps, excluding changes in value resulting from accrued interest payable or receivable from the counterparty, are currently recorded as part of other long-term obligations on the Consolidated Balance Sheets. Accrued interest receivable from or payable to the counterparty is recorded as a component of interest expense on the Consolidated Statement of Operations.

        At December 31, 2004, the remaining $15 million of our interest rate swaps were not designated as hedging exposure to changes in the fair value of any specific debt instrument. Any changes in the market value of those swaps are recorded in other (income) expense, net, on the Consolidated Statement of Operations. In 2004, the mark-to-market impact of the undesignated swaps was nil. In February 2005, we sold all $15 million of those undesignated swaps. See Note 20 to the Consolidated Financial Statements.

        All of our swaps are valued monthly, and we are required to provide cash collateral to the counterparty to the extent that the fair market value of the swap liability, net of the fair market value of our interest rate caps, exceeds a specific threshold. At December 31, 2004, all of our swaps were with one counterparty and this threshold was $15 million. We were not required to provide any cash collateral at December 31, 2004.

        When we sell a fair value hedge swap, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through debt-for-equity exchanges, repurchases or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs. At December 31, 2003 and 2004, the principal value of our debt was increased by $32 million and $25 million, respectively, as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $14 million and a $15 million increase in the fair value of our debt at

December 31, 2003 and 2004, respectively, and was recorded on the Consolidated Balance Sheets on the line entitled "fair value adjustments for hedge instruments."

        Additional information with respect to the impact of our swaps on interest expense is set forth in Note 7 to the Consolidated Financial Statements.

        We enter into agreements with financial institutions that are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure, represented by the net impact of our swaps on the Senior Notes, to no greater than 11.3% per annum. At December 31, 2003 and 2004, we had interest rate caps for a notional amount of $500 million. All of our interest rate caps are marked-to-market monthly. Gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. The mark-to-market adjustment on caps was nil for 2002, a $1 million loss for 2003 and a $4 million loss for 2004.

        Commercial Energy Rate Contracts

        We did not have any commercial energy rate contracts outstanding at December 31, 2002. In 2003, we entered into natural gas hedge derivative contracts, effectively fixing 100% of our direct and indirect natural gas cost exposure in North America (which represents about 45% of our direct worldwide exposure). The unrealized gain on outstanding contracts at December 31, 2003 amounted to $1 million. These contracts expired in April 2004. We currently do not have any natural gas derivative or other commercial energy rate contracts.

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

Cash and cash equivalents, short-term notes and accounts receivables, accounts payable and other current payables--The carrying amount approximates fair value because of the short maturity of these instruments.

Debt--Fair value of debt, including the embedded derivative instrument in the Debentures amounting to $4 million at December 31, 2004, was $604 million at December 31, 2003 and $720 million at December 31, 2004.

Foreign currency contracts--Foreign currency contracts are carried at market value. We did not have any such contracts outstanding at December 31, 2003. The fair market value of open foreign exchange contracts used by us to minimize foreign currency exposure was $1 million at December 31, 2004.

Interest rate swaps and caps. The fair value of our interest rate swaps was $18 million and $10 million at December 31, 2003 and 2004, respectively. The fair value of our interest rate caps was $5 million and $1 million at December 31, 2003 and 2004, respectively. See "-Interest Rate Risk Management" above.

Natural gas contracts--See "-Commercial Energy Rate Contracts" above.

(7)  Interest Expense

        The following table presents an analysis of interest expense.

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in millions)
Interest incurred on debt	$62	$62	$51
Interest rate swap benefit	(6)	(13)	(10)
Amortization of fair value adjustments for terminated hedge instruments	--	(2)	(2)
Accelerated amortization of fair value adjustments for
terminated hedge instruments due to reduction of Senior
Notes	--	(6)	(5)
Amortization of debt issuance costs	3	3	4
Interest on DOJ antitrust fine, including imputed interest	1	1	1

Total interest expense	$60	$45	$39

(8)  Other (Income) Expense, Net

        The following table presents an analysis of other expense (income), net.

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in millions)
Loss on reduction of Senior Notes	$-	$1	$9
Currency (gains) losses	(28)	(35)	(8)
Bank and other financing fees	4	5	3
Legal, environmental and other related costs	4	3	9
Employee benefit curtailment and other costs	2	4	(1)
Fair value adjustments on interest rate caps	--	1	4
Fair value adjustments on Debenture Redemption make- whole option	--	--	(2)
Former parent company lawsuit legal expenses	1	--	1
Relocation expenses	1	1	1
Non-income taxes	--	3	3
Write-off of fixed or other assets	--	4	2
Gain on sale of assets	--	(1)	(3)
Global realignment expenses	3	--	--
Write-off of capitalized bank fees and related debt
extinguishment costs	4	2	--
Other	2	--	3

Total other (income) expense, net	$(7)	$(12)	$21

        We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2003 and 2004, the aggregate principal amount of these loans was $423 million and $477 million, respectively (based on currency exchange rates in effect at such date). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. Such gains and losses on these intercompany loans amounted to a $48 million gain in 2003 and a $25 million gain in 2004. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded in other income (expense), net, on the Consolidated Statements of Operations. In 2002, we had a net total of $28 million of currency gains, including $45 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2003, we had a net total of $35 million of currency gains, including $48 million of exchange gains were due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2004, we had a net total of $8 million of currency gains, including $10 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency.

(9)  Supplementary Balance Sheet Detail

        The following tables present supplementary balance sheet details.

	At December 31,
	2003	2004
	(Dollars in millions)
Accounts and notes receivable, net:
Trade	$100	$184
Other	29	26

	129	210
Allowance for doubtful accounts	(4)	(4)

	$125	$206

Property, plant and equipment:
Land and improvements	$29	$31
Buildings	155	160
Machinery and equipment and other	796	879
Capital leases	20	20
Construction in progress	32	41
Assets held for sale	(1)	-

	$1,031	$1,131

Accounts payable:
Trade	$73	$67
Interest	20	19

	$93	$86

Other accrued liabilities:
Accrued vendors payable	$17	$40
Payrolls (including incentive programs)	16	6

	At December 31,
	2003	2004
	(Dollars in millions)
Restructuring	17	6
Employee compensation and benefits	11	12
Liabilities and expenses associated with antitrust investigations and related lawsuits and claims	82	17
Other	14	18

	$157	$99

Other long term obligations:
Postretirement benefits	$60	$44
Pension and related benefits	45	35
Liabilities and expenses associated with antitrust investigations and related lawsuits and claims	43	26
Long-term environmental liabilities	4	5
Fair value of interest rate swap	18	10
Derivative liability (Redemption Make-Whole Option)	--	4
Restructuring	12	3
Other	22	22

	$204	$149

        The following table presents an analysis of the allowance for doubtful accounts.

	At December 31,
	2002	2003	2004
	(Dollars in millions)
Balance at beginning of year	$5	$5	$4
Additions	1	--	--
Deductions	(1)	(1)	--

Balance at end of year	$5	$4	$4

(10)  Leases and Other Long Term Obligations

        Lease commitments under noncancelable operating leases extending for one year or more will require the following future payments:

	(Dollars in millions)
2005	$4
2006	2
2007	2
2008	-	-
2009	-	-
After 2009	-	-

        Total lease and rental expenses under noncancelable operating leases extending one year or more were $1 million in 2002, $1 million in 2003 and $2 million in 2004.

        During 2001, we outsourced our information technology function to CGI Group Inc. (“CGI”). Under this ten-year agreement, CGI manages our data services, networks, desktops,

telecommunications and legacy systems. The following schedule sets forth the future payments for base services.

(Dollars in millions)
2005	$5
2006	5
2007	5
2008	5
2009	5
After 2009	7

        In September 2002, we entered into a ten-year outsourcing contract with CGI to provide finance and accounting business process services valued at $36 million. The following sets forth the schedule of future payments for base services.

(Dollars in millions)
2005	$4
2006	4
2007	4
2008	4
2009	4
After 2009	10

(11)  Benefit Plans

Defined Benefit Plans and Postretirement Benefit Plans

        Until February 25, 1991, we participated in the U.S. retirement plan of Union Carbide Corporation (“Union Carbide”). Effective February 26, 1991, we formed our own U.S. retirement plan which covers substantially all U.S. employees. Retirement and death benefits related to employee service through February 25, 1991 are covered by the Union Carbide plan. Benefits paid by the Union Carbide plan are based on final average pay through February 25, 1991, plus salary increases (not to exceed 6% per year) until January 26, 1995 when Union Carbide ceased to own at least 50% of the equity of GTI. All our employees who retired prior to February 25, 1991 are covered under the Union Carbide plan. Pension benefits under our plan are based primarily on years of service and compensation levels prior to retirement. Prior to January 1, 2002, our plan was a defined benefit plan. Effective January 1, 2002, a new defined contribution plan was established for U.S. employees. Some employees had the option to remain in the defined benefit plan for an additional period of up to five years. Those employees without the option to remain in the defined benefit plan for an additional five years began participating in the defined contribution plan and their benefits under the defined benefit plan were frozen as of December 31, 2001. Those employees with the initial option to remain in the defined benefit plan began participating in the defined contribution plan as of April 1, 2003 and their benefits under the defined benefit plan were frozen as of March 31, 2003. Effective March 31, 2003, we froze the qualified defined benefit plan for our remaining U.S. employees and closed our non-qualified U.S. defined benefit plan for the participating salaried workforce. Under the new defined contribution plan, we make quarterly contributions to each individual employee’s account equal to 2.5% of the employee’s pay up to the social security wage base ($87,000 in 2003 and $90,000 in 2004) plus 5% of their pay above the social security wage base.

        Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves.

        We use a December 31 measurement date for all of our plans.

        As a result of these benefit plan changes, the net pension cost for our plans was reduced from $7 million in 2002 to $3 million in 2003 and $1 million in 2004.

        The components of our consolidated net pension costs are set forth in the following table.

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in millions)
Service cost	$6	$3	$1
Interest cost	11	12	12
Expected return on assets	(11)	(11)	(12)
Amortization	--	1	1
Special termination benefits	--	3	--
Settlement (gain) loss	1	(6)	(1)
Curtailment loss	--	1	--

Net pension cost	$7	$3	$1

        We also provide healthcare and life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies and health care providers. We accrue the estimated net postretirement benefit costs during the employees’ credited service periods. In July 2002, we amended our U.S. postretirement medical coverage. In 2003 and 2004, we discontinued the Medicare Supplement Plan (for retirees 65 years or older or those eligible for Medicare benefits). This change applies to all U.S. active employees and retirees.

        In June 2003, we announced the termination of the existing early retiree medical plan for retirees under age 65, effective December 31, 2005. In addition, we limited the amount of retiree’s life insurance after December 31, 2004. These modifications are accounted for prospectively.

        The impact of these changes is being amortized over the average remaining period to full eligibility of the related postretirement benefits and resulted in a $8 million net benefit in 2003 and a $12 million net benefit in 2004, reflected on the Consolidated Statements of Operations.

        The components of our consolidated net postretirement benefit costs are set forth in the following table.

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in millions)
Service cost	$-	$-	$-
Interest cost	4	3	3
Amortization	(8)	(11)	(15)

Net postretirement benefit cost	$(4)	$(8)	$(12)

        The reconciliation of beginning and ending balances of benefit obligations under, and fair value of assets of, all of our pension and postretirement benefit plans, and the funded status of the plans, are as follows:

	Pension Benefits		Postretirement Benefits
	At December 31,		At December 31,
	2003	2004	2003	2004
	(Dollars in millions)
Changes in benefit obligation:
Net benefit obligation at beginning of year	$192	$198	$47	$44
Service cost	3	1	1	--
Interest cost	12	12	3	2
Impact of plan amendments	1	1	(17)	(12)
Foreign currency exchange rate changes	10	6	3	2
Actuarial loss	18	11	12	3
Divestiture	(1)	--	--	--
Curtailment	(13)	(2)	--	--
Settlement	(16)	(9)	--	--
Special termination benefits	3	--	--	--
Gross benefits paid	(11)	(12)	(5)	(5)

Net benefit obligation at end of year	$198	$206	$44	$34

Changes in plan assets:
Fair value of plan assets at beginning of year	$112	$152	$-	$-
Actual return on plan assets	29	9	--	--
Foreign currency exchange rate changes	8	5	--	--
Employer contributions	14	29	5	5
Settlement	--	(9)	--	--
Gross benefits paid	(11)	(12)	(5)	(5)

Fair value of plan assets at end of year	$152	$174	$-	$-

Reconciliation of funded status:
Funded status at end of year	$(46)	$(32)	$(44)	$(34)
Unrecognized net transition asset	(2)	(1)	--	--
Unrecognized prior service cost	1	2	(64)	(56)
Unrecognized net actuarial loss	27	40	48	46

Net amount recognized at end of year	$(20)	$9	$(60)	$(44)

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$5	$3	$-	$-
Accrued benefit liability	(41)	(29)	(60)	(44)

	Pension Benefits		Postretirement Benefits
	At December 31,		At December 31,
	2003	2004	2003	2004
	(Dollars in millions)
Intangible asset	--	1	--	--
Accumulated other comprehensive income	16	34	--	--

Net amount recognized	$(20)	$9	$(60)	$(44)

        The accumulated benefit obligation for all defined pension plans was $186 million at December 31, 2003 and $198 million at December 31, 2004.

        We annually reevaluate assumptions used in projecting the pension and postretirement liabilities and associated expenses. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan assets and liabilities and pension and postretirement plan expenses in our Consolidated Financial Statements. Assumptions used to determine net pension costs, pension projected benefit obligation, net postretirement benefit costs and postretirement benefits projected benefit obligation are set forth in the following table.

	Pension Benefits			Postretirement Benefits
	At December 31,			At December 31,
	2002	2003	2004	2002	2003	2004
Weighted average assumptions as of
measurement date:
Discount rate	6.71%	6.36%	5.99%	7.04%	6.68%	6.69%
Expected return on plan assets	7.80%	7.73%	7.73%	N/A	N/A	N/A
Rate of compensation increase	4.04%	4.15%	4.20%	N/A	N/A	N/A
Health care cost trend on covered charges:
Initial	N/A	N/A	N/A	6.68%	8.33%	8.00%
Ultimate	N/A	N/A	N/A	5.38%	4.46%	4.79%
Years to ultimate	N/A	N/A	N/A	6	8	9

        Assumed health care cost trend rates had a significant effect on the amounts reported for net postretirement benefits. A one percentage point change in the health care cost trend rates would change the accumulated postretirement benefits net benefit obligation by approximately $5 million at December 31, 2002 and change net postretirement benefit costs by approximately $1 million for 2002. For 2003 and 2004, as a result of certain amendments to our U.S. postretirement benefits, health care cost trend rates have no material effect on the amounts reported for net postretirement benefits.

        On December 8, 2003, the Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. FASB Staff Position No. FAS 106-2 relating thereto became effective for the first interim or annual period beginning after June 15, 2004. At December 31, 2004, management determined the effects of this Act were immaterial.

        The Company adjusts its discount rate annually in relation to the rate at which the benefits could be effectively settled. The rate of compensation assumption is generally based on salary increases.

        The long-term rate of return assumptions for the U.S. plan were calculated using twenty year rolling returns net of inflation, volatility and correlations, and inflation estimates were analyzed and regressed. Target allocations from the investment policy were utilized with 2.5% inflation.

        Investment Policy and Strategy. The investment policy and strategy of the U.S. plan is to invest 70% (60% large cap, 25% small- and mid-cap, 15% international) in equities and 30% in short duration fixed income securities. The trust allows the plan to be 80% invested in equities, including shares of our common stock. Rebalancing is undertaken monthly. The goal is to fully fund the plan as soon as possible while investing plan assets prudently. The investment policy of the U.K. plan is to invest 0% to 30% in equities and 70% to 100% debt securities.

        Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2004, by asset category.

Percentage of Plan Assets at December 31, 2004
Equity securities*	57.69%
Debt securities	36.04
Other	6.27
Total	100.00%

*Includes shares of our common stock in the amounts of $16 million (17.6%) at December 31, 2003 and $11 million (10.3%) at December 31, 2004.

        The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2004:

(Dollars in millions)
Accumulated benefit obligation	$190
Fair value of plan assets	161

        The following table presents information for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2004:

(Dollars in millions)
Projected benefit obligation	$206
Fair value of plan assets	174

Cash Flows. The following represents projected future cash flow by year.

	Pension Plan	Other Postretirement Plan
	(Dollars in millions)
Expected contributions in 2005:
Expected employer contributions	$5	$6
Expected employee contributions	-	-

Estimated future benefit payments reflecting expected future service for the fiscal years ending December 31:
2005	12	6
2006	12	5
2007	13	5
2008	13	5
2009	10	5
2010-2014	115	26

        Other Non-Qualified Benefit Plans

        Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation plans for certain eligible employees. We established benefits protection trusts (the “Trust”) to partially provide for the benefits of employees participating in these plans. At December 31, 2003 and December 31, 2004, the Trust had assets of approximately $2 million and $1 million, respectively, which are included in other assets on the Consolidated Balance Sheets. These assets include 426,400 shares of common stock that we contributed to the Trust in March 2001. These shares, if later sold, could be used for partial funding of our future obligations under certain of our compensation and benefit plans. The shares held in Trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be sold or otherwise used for funding purposes. In March 2003, we closed our non-qualified U.S. defined benefit plan for the participating salaried workforce, which resulted in an $11 million net restructuring charge in the 2003 first quarter. We started a new non-qualified defined contribution plan for the salaried workforce.

        Savings Plan

        Our employee savings plan provides eligible employees the opportunity for long term savings and investment. On January 1, 2002, the plan was revised to allow employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. For 2002, we contributed on behalf of each participating employee an amount equal to 50% of the employee’s basic contribution. For 2003 and 2004, we contributed on behalf of each participating employee, in units of a fund that invests entirely in our common stock, 100% on the first 3% contributed by the employee and 50% on the next 2% contributed by the employee. We contributed $1 million in 2002, 315,245 shares of our common stock in 2003 and 128,241 shares in 2004.

(12) Restructuring and Impairment Charges

        We have had several restructuring and impairment charges during the past few years. At December 31, 2004, the outstanding balance of our restructuring reserve was $9 million, majority of which pertained to the synthetic line of business with remaining amounts in corporate. The components of this balance consist primarily of $4 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy, $2 million related primarily to remaining lease payments on our former corporate headquarters, $2 million related to the closure of our graphite electrode manufacturing operations in Welland, Canada, and $1 million related to the closure of our advanced graphite machining operations in Sheffield, United Kingdom. We expect to make $6 million of these payments by the end of 2005 with the majority of the remaining payments to be paid by the end of 2007.

        In 2004, we recorded a nominal net restructuring benefit. This consisted primarily of a $1 million charge relating primarily to severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom and a $1 million charge associated primarily with changes in estimates related to U.S. voluntary and selective severance programs, offset by a $2 million benefit in connection with the closure of our graphite electrode manufacturing operations in Caserta, Italy (consisting of a $5 million reduction in cost estimates, occurring primarily in the synthetic graphite line of business, partially offset by a $3 million charge related primarily to the completion of further severance agreements for employees terminated in connection with the closure). It is also possible that we may, at any time, decide to permanently shut down our remaining graphite electrode operations in Italy. In such event, we may record additional restructuring charges and incur additional exit costs.

        In 2003, we recorded $20 million of restructuring charges, consisting of an $11 million charge associated with the closure and settlement of our U.S. non-qualified defined benefit plan and $9 million for organizational changes. In 2003, we recorded $7 million in impairment charges. Such charges consisted primarily of a $5 million impairment of the remaining fixed assets in connection with the closure of our graphite electrode manufacturing operation in Caserta, Italy and a $2 million net write-off of the remaining book value of assets of our former graphite electrode manufacturing operations in Clarksville, Tennessee.

        In 2002, we recorded $6 million in restructuring charges relating primarily to the mothballing of our graphite electrode manufacturing operations in Caserta, Italy. In 2002, we recorded $17 million in impairment charges. We recorded a $12 million charge primarily related to the impairment of our long-lived carbon electrode assets in Columbia, Tennessee, a $3 million of impairment charges relating to our investment in our venture with Jilin and $2 million related to the impairment of available-for-sale securities.

        The following table summarizes activity relating to the accrued expense in connection with the restructuring charges. The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in millions)
Balance at January 1, 2002	$1	$11	$12

Restructuring charges	6	-	6
Payments	(5)	1	(4)

Balance at December 31, 2002	$2	$12	$14

Restructuring charges	20	-	20
Payments	(3)	(2)	(5)

Balance at December 31, 2003	$19	$10	$29

Restructuring charges	5	-	5
Change in estimates	-	(5)	(5)
Payments and settlements, including non-cash items of $3 million	(19)	(1)	(20)

Balance at December 31, 2004	$5	$4	$9

(13) Management Compensation and Incentive Plans

        Stock Options

        We have adopted several stock incentive plans. The aggregate number of shares reserved under the plans since their initial adoption was 14,500,000 shares at December 31, 2003 and December 31, 2004. The plans permit options, restricted stock and other awards to be granted to employees and, in the case of one plan, also to non-employee directors.

        In 2002, we granted 10-year options to purchase shares as follows:

o	Options for 89,701 shares were issued to certain officers, management and directors at exercise prices ranging from $8.44 to $10.77 per share. Options for 8,380 shares vested on the grant date, options for 41,321 shares vest one year from the grant date and options for 40,000 shares vest two years from the grant date. At December 31, 2004, all of such options were vested.

        In 2003, we granted options to purchase shares as follows:

o	Options for 3,188,435 shares were issued to certain officers, management and directors at exercise prices ranging from $2.85 to $12.23 per share. We granted 10-year options for 91,935 shares that vest one year from the grant date and 10-year options for 25,000 shares that vest two years from the grant date. In addition, we granted options for 3,071,500 shares in connection with our long-term incentive program. These options vest July 31, 2008 and expire December 31, 2008.

Accelerated vesting occurs if certain cash flow performance targets are achieved in each of 2003, 2004 and 2005. At December 31, 2004, 1,109,634 of such options were vested.

        In 2004, we granted options to purchase shares as follows:

o	Options for 199,421 shares were issued to certain officers, management and directors at exercise prices ranging from $8.91 to $14.82 per share. We granted 10-year options for 30,421 shares that vest one year from the grant date and 10-year options for 84,500 shares that vest two years from the grant date. In addition, we granted options for 84,500 shares in connection with our long-term incentive program. These options vest July 31, 2008 and expire December 31, 2008. Accelerated vesting occurs if certain cash flow performance targets are achieved in each of 2004 and 2005. At December 31, 2004, none of these options were vested.

        The following table summarizes the status of our stock-based compensation plans at the dates and for the period indicated.

	For the Year Ended December 31,
	2002		2003		2004
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Shares Exercise Price	Shares	Weighted-Average Exercise Price
	(Shares in thousands)
Time vesting options:
Outstanding at beginning of year	9,251	$15.24	8,994	$15.34	11,197	$13.14
Granted at market price	507	10.55	3,208	6.59	199	12.01
Exercised	(546)	7.60	(552)	8.45	(712)	8.36
Forfeited/canceled	(218)	13.56	(453)	15.81	(64)	17.65

Outstanding at end of year	8,994	15.34	11,197	13.14	10,620	13.42

Options exercisable at year end	6,779	16.16	7,582	15.44	7,097	16.32
Weighted-average fair value of options granted during year: At market		6.01		6.59		7.16
Performance vesting options:
Outstanding at beginning of year	378	$7.60	378	$7.60	332	$7.60
Granted	-	-	-	-	-	-
Exercised	-	-	(46)	7.60	(90)	7.60
Forfeited/canceled	-	-	-	-	-	-

Outstanding at end of year	378	7.60	332	7.60	242	7.60

Options exercisable at year
end	378	$7.60	332	$7.60	242	$7.60

        The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2002, 2003 and 2004, respectively: dividend yield of 0.0% for all years; expected volatility of 55% in 2002, 76% in 2003 and 67% in 2004; risk-free interest rates of 4.3% in 2002, 4.0% in 2003 and 3.7% in 2004; and expected lives of 8 years in 2002, 6 years in 2003 and 2004.

        The following table summarizes information about stock options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted- Average Exercise Prices
	(Shares in thousands)
Time vesting options:
$2.83-11.10	6,503	5 years	$ 7.55	3,383	$ 8.37
$11.60 to $19.06	2,610	4 years	16.39	2,230	16.88
$22.82 to $29.22	116	3 years	25.54	110	25.70
$30.59 to $40.44	1,391	2 years	34.30	1,374	34.24

	10,620		13.42	7,097	16.32

Performance vesting options:
$7.60	242	2 years	7.60	242	7.60

      Incentive Compensation Plans

        In 2000, we implemented global incentive programs for our worldwide salaried and hourly employees. These plans were based on our financial performance and achievement of strategic or, in the case of hourly employees, local targets. The cost for this plan was nil in 2002. In 2003, the Incentive Compensation Program (“ICP”) replaced the former programs, creating one program for all employees. The ICP is based primarily on achieving cash flow targets and, to a lesser extent, strategic targets. The cost for the ICP was $11 million in 2003 and nil in 2004.

      Other

        In 2002, we granted 412,200 shares of restricted stock to employees. We also recorded a $5 million compensation charge associated with the accelerated vesting of those shares.

(14) Contingencies

      Antitrust Investigations

        In April 1998, pursuant to a plea agreement between the U.S. Department of Justice (the “DOJ”) and GTI, GTI pled guilty to a one count charge of violating U.S. federal antitrust law in connection with the sale of graphite electrodes and was sentenced to pay a non-interest-bearing fine (the “DOJ antitrust fine”) in the aggregate amount of $110 million, payable in six annual installments. The plea agreement was approved by the U.S. District Court for the Eastern District of Pennsylvania (the “District Court”). The payment schedule has been revised periodically at our request. In January 2002, the payment schedule for the $60 million balance outstanding at that time was revised to require a $2.5 million payment in April 2002, a $5.0 million payment in April 2003 and, beginning in April 2004, quarterly payments ranging from $3.25 million to $5.375 million, through January 2007. Beginning in 2004, the DOJ may ask the District Court to accelerate the payment schedule based on a change in our ability to make such payments. Interest began to accrue on the unpaid balance, commencing in April 2004, at the statutory interest rate of 1.50% per annum. Accrued interest is payable together with each quarterly payment. The revised schedule has been approved by the District Court. All payments due have been timely paid.

        In 2002, following an investigation as to whether there had been any violation of Korean antitrust law by producers and distributors of graphite electrodes, the Korean antitrust authority assessed fines against us and other graphite electrode producers. We paid the fine together with accrued interest, an aggregate of $584,000, in August 2002.

        In July 2001, the EU Competition Authority assessed a fine of €50.4 million against us (the “EU antitrust fine”) for violating antitrust laws of the European Community and the European Economic Area in connection with the sale of graphite electrodes. After an in-depth analysis of the decision, in October 2001, we filed an appeal to the Court of First Instance of the European Communities in Luxembourg (the “Court”) challenging, among other things, the amount of the EU antitrust fine, including the accrual of interest and the rate thereof. In February and April 2004, we posted $71 million and $3 million, respectively, with the EU Competition Authority as a provisional payment against the EU antitrust fine and accrued interest at a rate of 8.04% per annum.

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

        Except as described above, the antitrust investigations against us in the U.S., Canada, the European Union, Japan and Korea with respect to graphite electrodes and in the European Union with respect to isostatic and extruded specialty graphite have been finally resolved. It is possible that antitrust investigations seeking, among other things, to impose fines and penalties could be initiated against us by antitrust authorities in other jurisdictions.

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

      Antitrust Lawsuits

        Through December 31, 2004, except as described in the following paragraph, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us by certain customers who negotiated directly with us. The settlements cover, among other things, virtually all of the actual and potential claims against us by customers in the U.S. and Canada arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. One of the settlements also covers actual and potential claims against us by certain foreign customers arising out of alleged antitrust violations occurring prior to the date of that settlement in connection with the sale of graphite electrodes sourced from the U.S. Although each settlement is unique, in the aggregate they consist primarily of current and deferred cash payments with some product credits and discounts. All payments due have been timely paid.

        In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the District Court. In March 2002, we were served with another complaint commencing a separate civil antitrust lawsuit in the District Court. These lawsuits are called the “foreign customer lawsuits.” The first complaint, entitled Ferromin International Trade Corporation, et al. v. UCAR International Inc., et al., was filed by 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP New Zealand Ltd. et al. v. UCAR International Inc., et al. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled Saudi Iron and Steel Company v. UCAR International Inc., et al., was filed by a steelmaker who is located outside the U.S. The fourth complaint, entitled Arbed, S.A., et al. v. Mitsubishi Corporation, et al., was filed by 5 steelmakers, all of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June and July 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs’ claims. The claims not dismissed relate to sales invoiced from the U.S. Appeals have been filed by the plaintiffs and the defendants with the U.S. Court of Appeals for the Third Circuit with regard to these dismissals. The U.S. Court of Appeals for the Third Circuit heard oral argument on these appeals on March 11, 2003. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. We filed a motion to stay the lawsuit commenced by the fourth complaint pending resolution of appeals in the other foreign customer lawsuits, and such motion was granted in July 2002. In June 2004, the U.S. Supreme Court issued its decision in the case of F. Hoffman-LaRoche v. Empagran S.A. et al., an antitrust case brought by foreign purchasers against the participants in an international vitamins cartel. Because of the relevance of this decision to the foreign customer lawsuits, the U.S. Court of Appeals for the Third Circuit reviewed the impact of this decision on the pending appeals in the foreign customer lawsuits. Subsequently, in August 2004, the U.S. Court of Appeals for the

Third Circuit remanded the case to the District Court for its consideration of the impact of the Empagran decision on the foreign customer lawsuits.

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

      Antitrust Earnings Charges and Payments

        Since 1997, we have recorded pretax charges of $383 million against results of operations as a reserve for potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims. The charges of $383 million are calculated on a basis that (i) excludes, among other things, both actual and imputed interest on the DOJ antitrust fine and (ii) includes, among other things, actual interest on the EU antitrust fine and the impact of changes in currency exchange rates on the euro-denominated EU antitrust fine. Interest on the DOJ antitrust fine (including interest that for accounting purposes, is imputed on the DOJ antitrust fine for the period during which it was non-interest bearing) is recorded in interest expense on the Consolidated Statements of Operations. To the extent that aggregate liabilities and expenses, net, are known or reasonably estimable, as of December 31, 2004, $383 million represents our estimate of these liabilities and expenses.

        Through December 31, 2004, we have paid an aggregate of $360 million of fines and net settlements and expenses (of which $340 million has been applied against the reserve and $20 million of imputed interest has not been applied against the reserve). In the aggregate, the fines and net settlements and expenses are within the amounts we used to evaluate the aggregate charges of $383 million. Our insurance has not and will not materially cover liabilities that have or may become due in connection with antitrust investigations or related lawsuits or claims.

        At December 31, 2003 and 2004, $125 million and $43 million remained in the reserve, respectively. At December 31, 2004, the remaining amount of the reserve was unfunded and was available primarily for the remaining scheduled DOJ antitrust fine payments.

        Actual aggregate liabilities and expenses (including settled investigations, lawsuits and claims as well as pending appeals and unsettled pending, threatened and possible lawsuits and claims mentioned above) could be materially higher than $383 million and the timing of the payment thereof could be sooner than anticipated.

      Other Proceedings Against Us

        In 1999, our Brazilian subsidiary initiated legal proceedings challenging the excise tax regulations relating to various raw materials used in our manufacturing operations in Brazil. Based upon a recent unfavorable decision by the Supreme Court in Brazil in a case that is substantially similar to our case, we have determined that it is probable that we will incur a loss in this matter. Accordingly, we recorded, in the 2004 fourth quarter, a $3 million charge against results of operations for this matter.

        We are involved in various other investigations, lawsuits, claims and other legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or net cash flows.

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

        In November 2002, the SDNY District Court granted defendants’ motion to disqualify certain of our counsel. In January 2004, the SDNY District Court granted the defendants’ motion to dismiss this lawsuit. We appealed the grant of both motions to the U.S. Second Circuit Court of Appeals (the “Circuit Court of Appeals”), which affirmed the decisions of the SDNY District Court. We have sought a rehearing before the Circuit Court of Appeals.

        We expect to incur $10 million to $20 million for legal expenses to pursue this lawsuit from the date of filing the complaint through appeal and ultimately to trial. Through December 31, 2004, we had incurred about $7 million of these legal expenses. This lawsuit is in its earliest stages. The ultimate outcome of this lawsuit is subject to many uncertainties. We may at any time settle this lawsuit.

      Product Warranties

        We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. At December 31, 2003 and 2004, claims accrued but not yet paid amounted to $3 million and $2 million, respectively.

(15) Income Taxes

        The following table summarizes the U.S. and non-U.S. components of income (loss) before provision for income taxes, minority interest and income from discontinued operations.

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in millions)
U.S	$(88)	$(50)	$(2)
Non-U.S	55	30	66

	$(33)	$(20)	$64

        Total income taxes were allocated as set forth in the following table.

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in millions)
Income from continuing operations	$(16)	$5	$46
Income from discontinued operations	1	1	--

	$(15)	$6	$46

        Income tax expense (benefit) attributable to income from continuing operations consists of the items set forth in the following table.

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in millions)
U.S income taxes:
Current	$(12)	$(5)	$2
Deferred	(25)	(7)	28

	$(37)	$(12)	$30

Non-U.S. income taxes:
Current	$22	$8	$18
Deferred	(1)	9	(2)

	$21	$17	$16

        We have an income tax exemption from the Brazilian government on income generated from cathode and graphite electrode production through 2005 and 2006, respectively. The exemption reduced the net expense associated with income taxes by $1 million in 2002 and by nil in each of 2003 and 2004.

        In 1998, we obtained a 10 year income tax exemption from the Swiss government. The exemption reduced the net expense (by comparison to the U.S. Federal rate) associated with income taxes by nil in each of 2002 and 2003 and by $7 million in 2004.

        Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from operations as set forth in the following table.

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in millions)

Tax at statutory U.S. federal rate	$(12)	$(7)	$23
Impact of U.S. special tax election for certain non-U.S entities to be included in the U.S. tax return	-	-	28
Adjustments to deferred tax asset valuation allowance	16	5	(2)
Nondeductible expenses/(income) associated with antitrust investigations and related lawsuits and claims	-	8	(4)
State tax expense (benefit) (net of federal tax benefit)	(13)	(5)	(1)
Restructuring charges/(reversal) with no tax benefit	3	2	(1)
Impact of statutory tax rate changes	-	-	(1)
Impact of deemed and actual dividends of foreign earnings	8	-	6
Non-U.S. net operating losses with no tax benefit	(1)	-	-
Tax return adjustments to estimated tax expense	-	3	-
Non-U.S. tax exemptions, holidays and credits	-	(1)	(1)
Tax effect of permanent differences	-	(2)	1
Foreign withholding taxes for which no tax credit can be claimed	-	2
Other	(17)	-	(2)

Total tax expense (benefit) from continuing operations	$(16)	$5	$46

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and December 31, 2004 are set forth in the following table.

	At December 31,
	2003	2004
	(Dollars in millions)
Deferred tax assets:
Fixed assets	$10	$19
Estimated liabilities and expenses associated with antitrust investigations and related lawsuits and claims	5	--
Postretirement and other employee benefits	46	37
Foreign tax credit and other carryforwards	119	106
Provision for scheduled plant closings and other restructurings	20	7
Terminated hedge instruments	11	9
Capitalized research and experimental costs	11	10
Other	21	22

Total gross deferred tax assets	243	210
Less: valuation allowance	(25)	(23)

Total deferred tax assets	$218	$187

	At December 31,
	2003	2004
	(Dollars in millions)
Deferred tax liabilities:
Fixed assets	$53	$60
Inventory	6	7
Other	16	4

Total deferred tax liabilities	75	71

Net deferred tax asset	$143	$116

        Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction. Net deferred income tax assets are included in prepaid expenses and other current assets in the amount of $16 million at December 31, 2003 and $16 million at December 31, 2004 and separately stated as deferred income taxes in the amount of $176 million at December 31, 2003 and $153 million at December 31, 2004. Net deferred tax liabilities are included in accrued income and other taxes in the amount of $6 million at December 31, 2003 and $7 million at December 31, 2004 and separately stated as deferred income taxes in the amount of $43 million at December 31, 2003 and $46 million at December 31, 2004.

        The net change in the total valuation allowance for 2004 was a decrease of $2 million. This change results primarily from a write-off of approximately $6 million of non-U.S. deferred tax assets and corresponding valuation allowance and an increase in valuation allowance related to other deferred tax assets.

        We have total excess foreign tax credit carryforwards of $69 million at December 31, 2004. Of these tax credit carryforwards, $1 million expire in 2009, $5 million expire in 2010, $18 million expire in 2011, $37 million expire in 2012, $2 million expire in 2013 and $6 million expire in 2014 and beyond. In addition, we have federal, state and foreign net operating losses, on a tax effected basis, of $26 million. Of these tax loss carryforwards, $1 million expire prior to 2007, $3 million expire in 2007, $3 million expire in 2008, $2 million expire in 2009, $2 million expire in 2013 and $15 million expire in 2014 and beyond. Based upon the level of historical taxable income and projections for future taxable income over the periods during which these credits are utilizable, we believe it is more likely than not that we will realize the tax benefits of these deferred tax assets net of the corresponding valuation allowances that exist at December 31, 2004.

        To increase the probability of future lower cash taxes, we implemented a tax planning strategy that together with the recent enactment of the American Jobs Creation Act of 2004 and other planning efforts, accelerates the utilization of certain tax assets. The strategy accelerated approximately $207 million of taxable income to the U.S. through a standard election (commonly referred to as “check the box”) that resulted in the utilization of approximately $28 million of deferred tax assets, of which approximately $14 million were foreign tax credits.

        With the exception of the entities that made the “check the box” election, U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries because our intention is to reinvest these undistributed earnings indefinitely. To the extent that our circumstances change or future earnings are repatriated, we will provide for income tax on the earnings of the affected foreign subsidiaries. We believe that any U.S. income tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

        In October, the Jobs Act was signed by the President. Although there are many corporate provisions in the Jobs Act, the only one that impacts us in 2004 is the extension of the foreign tax credit carryforward period from 5 years to 10 years, effective for foreign tax credits that could be brought forward to any taxable year after the date of enactment.

        The Jobs Act could provide a future benefit of lowering the effective U.S. tax rate on certain qualifying U.S. manufacturing production activities. We are currently in the process of assessing the impact of any potential benefit from the Jobs Act.

(16) Earnings Per Share

        Basic and diluted earnings per share are calculated based upon the provisions of SFAS No. 128, adopted in 1997, using the following share data:

	2002	2003	2004
Weighted-average common shares outstanding for basic calculation	55,941,878	67,980,838	96,547,733
Add: Effect of stock options	-	-	1,602,204

Weighted-average common shares outstanding, adjusted for diluted calculation	55,941,878	67,980,838	98,149,937

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

        As a result of the net loss from operations reported in 2002 and 2003, 779,051 and 508,215 potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share.

        In addition, the calculation of weighted average common shares outstanding for the diluted calculation excludes options for 5,524,535 shares in 2002, 4,058,695 shares in 2003 and 4,094,348 shares in 2004 because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

        The provisions of EITF No. 04-08 (“Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share”) are effective for all periods ending after December 15, 2004. The provisions of EITF 04-08 are applied retroactively, which requires companies to restate diluted earnings per share by applying the If-Converted Method of accounting from the issuance date of the convertible bond.

        The shares underlying the 1.625% Debentures were excluded from the If-Converted Method calculation for the year ended December 31, 2004, as the effect would be anti-dilutive. These shares amounted to 12,752,608 for the year ended December 31, 2004.

(17) Stockholder Rights Plan

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

(18)  Financial Information About the Issuer, the Guarantors and the Subsidiaries Whose Securities Secure the Senior Notes, the Debentures and Related Guarantees

        On February 15, 2002, GrafTech Finance (“Finco”), a direct subsidiary of GTI (the “Parent”), issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. All of the Senior Notes have been issued under a single Indenture and constitute a single class of debt securities. The Senior Notes mature on February 15, 2012. The Senior Notes have been guaranteed on a senior basis by the Parent and the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Global, UCAR Carbon, UCAR International Trading Inc., UCAR Carbon Technology

LLC, and UCAR Holdings V Inc. (“Holdings V”). The Parent, Finco and these subsidiaries together hold a substantial majority of our U.S. assets. Holdings V has no material assets or operations, and is being liquidated and dissolved.

        On January 22, 2004, the Parent issued $225 million aggregate principal amount of Debentures. The guarantors of the Debentures are the same as the guarantors of the Senior Notes, except for the Parent (which is the issuer of the Debentures but a guarantor of the Senior Notes) and Finco (which is a guarantor of the Debentures but the issuer of the Senior Notes). The Parent and Finco are both obligors on the Senior Notes and the Debentures, although in different capacities.

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

        The following table sets forth condensed consolidating balance sheets at December 31, 2003 and December 31, 2004 and condensed consolidating statements of operations and cash flows for each of the years in the three year period ended December 31, 2004 of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

        Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At December 31, 2004, retained earnings of our subsidiaries subject to such restrictions were approximately $654 million. Investments in subsidiaries are recorded on the equity basis.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet
at December 31, 2003

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$13	$-	$21	$-	$34
Intercompany loans	-	825	298	-	(1,123)	-
Intercompany accounts receivable	2	61	70	18	(151)	-
Accounts receivable - third party	-	7	24	95	(1)	125

Accounts and notes receivable, net	2	893	392	113	(1,275)	125
Inventories:
Raw materials and supplies	-	-	4	38	-	42
Work in process	-	-	30	99	4	133
Finished goods	-	-	8	24	(3)	29

	-	-	42	161	1	204
Prepaid expenses and other current assets	-	-	10	27	(13)	24

Total current assets	2	906	444	322	(1,287)	387
Property, plant and equipment	-	-	193	839	(1)	1,031
Less: accumulated depreciation	-	-	(157)	(533)	(1)	(691)

Net property, plant and equipment	-	-	36	306	(2)	340
Deferred income taxes	95	-	83	-	(2)	176
Goodwill	-	-	-	127	(107)	20
Assets held for sale	-	-	-	1	-	1
Other assets	-	30	-	11	1	42

Total assets	$97	$936	$563	$767	$(1,397)	$966

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$61	$20	$178	$74	$(240)	$93
Intercompany loans	188	14	297	525	(1,024)	-
Third party loans	-	-	-	1	-	1

Short-term debt	188	14	297	526	(1,024)	1
Accrued income and other taxes	(13)	19	-	24	1	31
Other accrued liabilities	-	-	104	55	(2)	157
Liabilities of discontinued operations	-	-	2	-	(2)	-

Total current liabilities	236	53	581	679	(1,267)	282

Principal value	(58)	572	-	3	(1)	516
Fair value adjustments for hedge
instruments	-	14	-	-	-	14
Unamortized bond premium	-	4	-	-	-	4

Long-term debt	(58)	590	-	3	(1)	534
Other long-term obligations	-	18	136	49	1	204
Payable to equity of investees	47	-	167	-	(214)	-
Deferred income taxes	-	1	-	56	(14)	43
Minority stockholders' equity in	-
consolidated entities	-	-	-	31	-	31
Stockholders' equity (deficit)	(128)	274	(321)	(51)	98	(128)

Total liabilities and
stockholders' equity (deficit)	$97	$936	$563	$767	$(1,397)	$966

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet
at December 31, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$12	$1	$11	$-	$24
Intercompany loans	50	670	-	62	(782)	-
Intercompany accounts receivable .	3	3	35	30	(71)	-
Accounts receivable - third party	-	3	33	170	-	206

Accounts and notes receivable, net	53	676	68	262	(853)	206
Inventories:
Raw materials and supplies	-	-	10	51	(2)	59
Work in process	-	-	32	110	-	142
Finished goods	-	-	5	23	(4)	24

	-	-	47	184	(6)	225
Prepaid expenses and other current
assets	-	-	3	22	-	25

Total current assets	53	688	119	479	(859)	480
Property, plant and equipment	-	-	221	915	(5)	1,131
Less: accumulated depreciation	-	-	(176)	(577)	-	(753)

Net property, plant and equipment	-	-	45	338	(5)	378
Deferred income taxes	-	-	-	2	151	153
Goodwill	-	-	-	139	(116)	23
Other assets	6	16	6	8	(2)	34

Total assets	$59	$704	$170	$966	$(831)	$1,068

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2	$17	$7	$61	$(1)	$86
Intercompany loans	-	66	170	629	(865)	-
Third party loans	-	-	-	1	-	1

Short-term debt	-	66	170	630	(865)	1
Accrued income and other taxes	(13)	19	(1)	34	(1)	38
Other accrued liabilities	-	-	34	67	(2)	99

Total current liabilities	(11)	102	210	792	(869)	224

Principal value	219	435	-	1	-	655
Fair value adjustments for hedge instruments	-	15	-	-	-	15
Unamortized bond premium	-	2	-	-	-	2

Long-term debt	219	452	-	1	-	672
Other long-term obligations	3	9	86	47	4	149
Payable to equity of investees	(27)	-	73	-	(46)	-
Deferred income taxes	(72)	(12)	(73)	56	147	46
Minority stockholders' equity in consolidated entities	-	-	-	30	-	30
Stockholders' equity (deficit)	(53)	153	(126)	40	(67)	(53)

Total liabilities and stockholders' equity (deficit)	$59	$704	$170	$966	$(831)	$1,068

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations
for the year ended December 31, 2002
(continued)

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$-	$-	$211	$529	$(144)	$596
Cost of sales	-	-	175	408	(122)	461

Gross profit	-	-	36	121	(22)	135
Research and development, selling,
administrative and other expenses,
restructuring charges, impairment losses
on long-lived and other assets, restricted
stock vesting, antitrust investigations
and related lawsuits and claims, corporate
realignment and related expenses, and
other (income) expenses, net	7	16	(53)	23	115	108
Interest income	-	(59)	-	(4)	63	-
Interest expense	21	62	5	35	(63)	60

Loss from continuing operations before provision for (benefit from) income taxes	(28)	(19)	84	67	(137)	(33)

Provision for (benefit from) income taxes	(10)	(6)	(19)	19	-	(16)

Loss from continuing operations before minority interest	(18)	(13)	103	48	(137)	(17)

Minority stockholders' share of income	-	-	-	2	-	2
Income from discontinued operations	-	-	1	-	-	1
Equity in earnings of subsidiaries	-	-	91	-	(91)	-

Net income (loss)	$(18)	$(13)	$13	$46	$(46)	$(18)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations
for the Year Ended December 31, 2003

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$-	$-	$234	$629	$(151)	$712
Cost of sales	-	-	186	509	(151)	544

Gross profit	-	-	48	120	-	168
Research and development	-	-	5	6	-	11
Selling, administrative and other expenses	-	-	43	42	-	85
Restructuring charge	-	-	20	-	-	20
Impairment loss on long-lived and other assets	-	-	7	-	-	7
Antitrust investigations and related lawsuits
and claims	-	-	32	-	-	32
Other (income) expense, net	2	(32)	8	10	-	(12)
Interest expense	36	45	-	27	(63)	45
Interest income	(3)	(60)	-	-	63	-

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders' share of income	(35)	47	(67)	35	-	(20)
Provision for (benefit from) income taxes	(108)	21	76	16	-	5

Minority stockholders' share of income	-	-	-	1	-	1

Income (loss) from continuing operations	73	26	(143)	18	-	(26)
Income from discontinued operations,
net of taxes	-	-	1	-	-	1
Gain on sale of discontinued operations, net of taxes	-	-	1	-	-	1
Equity in earnings of subsidiaries	97	-	(18)	-	(79)	-

Net income (loss)	$(24)	$26	$(123)	$18	$79	$(24)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations
for the Year Ended December 31, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net sales	-	-	$261	$757	$(170)	$848
Cost of sales	-	-	202	574	(138)	638

Gross profit	-	-	59	183	(32)	210
Research and development	-	-	3	5	-	8
Selling, administrative and other expenses	-	-	41	76	(27)	90
Restructuring charge	-	-	1	(1)	-	-
Antitrust investigations and related lawsuits
and claims	-	-	(11)	-	-	(11)
Other (income) expense, net	5	-	7	9	-	21
Interest expense	29	43	20	22	(75)	39
Interest income	(9)	(41)	(25)	(1)	75	(1)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders' share of income	(25)	(2)	23	73	(5)	64
Provision for (benefit from) income taxes	27	(11)	10	19	1	46

Minority stockholders' share of income	-	-	-	1	-	1

Income (loss) from continuing operations	(52)	9	13	53	(6)	17
Equity in earnings of subsidiaries	(75)	-	(53)	-	128	-

Net income (loss)	$23	$9	$66	$53	$(134)	$17

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

for the year ended December 31, 2002

	Parent (Issuer of Debentures and Guarantor of Senior Notes)		Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations		$(20)	$76	$81	$(188)	$(9)	$(60)
Net cash provided by operating activities
from discontinued operations		-	-	-	-	-	-
Net cash provided by (used in) operating activities		(20)	76	81	(188)	(9)	(60)

Net cash provided by (used in) investing
activities		-	127	91	77	(345)	(50)

Net cash provided by (used in) financing activities		20	(219)	(176)	100	354	79

Net increase (decrease) in cash and cash		-	(16)	(4)	(11)	-	(31)
equivalents
Effect of exchange rate changes on cash and cash equivalents		-	-	-	4	-	4
Cash and cash equivalents at beginning of
period		-	16	8	14	-	38

Cash and cash equivalents at end of period	$		-	$4	$7	-	$11

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows
for the year ended December 31, 2003

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating activities from continuing operations	$228	$3	$(81)	$40	$(216)	$(26)
Net cash provided by(used in) operating
activities from discontinued operations	-	-	1	-	-	1

Net cash provided by (used in) operating activities	228	3	(80)	40	(216)	(25)

Net cash by provided (used in) investing
activities	-	(97)	11	121	(57)	(22)

Net cash provided by (used in) financing activities	(228)	107	65	(148)	273	69

Net increase (decrease) in cash and cash	-	13	(4)	13	-	22
equivalents
Effect of exchange rate changes on cash and cash equivalents	-	-	-	1	-	1
Cash and cash equivalents at beginning of
period	-	-	4	7	-	11

Cash and cash equivalents at end of period	$-	$13	$-	$21	$-	$34

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows
for the year ended December 31, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Dollars in millions)
Cash flow from operating activities:
Net Income (loss)	$23	$9	$66	$53	$(134)	$17
Adjustment to reconcile net income (loss) to
cash provided by operations:
Depreciation and amortization	--	--	3	32	--	35
Deferred income taxes	23	(13)	10	(2)	8	26
Antitrust investigations and related lawsuits and claims	--	--	1	--	--	1
Adjustment from cost to equity	(75)	--	(53)	--	128	--
Restructuring charge	--	--	1	(1)	--	--
Loss on exchange of common stock for Senior Notes	5	--	--	--	--	5
Interest expense	--	(2)	--	--	--	(2)
Post retirement plan changes	-	--	(10)	--	--	(10)
Gain of sale of assets	-	--	--	(3)	--	(3)
Fair value adjustments on interest rate caps	--	4	--	--	--	4
Other charges, net	1	(4)	--	4	--	1
(Increase) decrease in working capital	(62)	(1)	(253)	(70)	219	(167)
Long term assets and liabilities	(6)	19	(46)	4	(9)	(38)

Net cash used in operating activities .	(91)	12	(281)	17	212	(131)
Cash flow from investing activities:
Intercompany investments	(141)	45	299	9	(212)	--
Intercompany loans receivable	--	--	--	--	--	--
Intercompany debt, net	--	--	--	--	--	--
Capital expenditures	--	--	(17)	(42)	--	(59)
Proceeds from sales of assets	--	--	--	6	--	6
Purchase of derivative investments	--	(3)	--	--	--	(3)

Net cash used in investing activities .	(141)	42	282	(27)	(212)	(56)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	--	--	--	(1)	--	(1)
Long-term debt borrowings	225	--	--	--	--	225
Long-term debt reductions	--	(44)	--	-	-	(44)
Premium on bond repurchase	-	(3)	--	--	-	(3)
Proceeds from exercise of stock options	7	--	--	--	--	7
Financing costs	--	(8)	--	--	--	(8)

Net cash provided by financing activities	232	(55)	--	(1)	--	176
Net increase (decrease) in cash and cash
equivalents:	--	(1)	1	(11)	--	(11)
Effect of exchange rate changes on cash and cash equivalents	-	--	--	1	--	1
Cash and cash equivalents at beginning of period	-	13	--	21	--	34

Cash and cash equivalents at end of period	$--	$12	$1	$11	$--	$24

        Unsecured intercompany term notes and unsecured guarantees of those unsecured intercompany term notes by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. In addition, the guarantee of the Senior Notes by UCAR Carbon has been secured by a pledge of all of the AET Pledged Stock, subject to the limitation that at no time will the value of the pledged portion of the AET Pledged Stock exceed 19.99% of the principal amount of the then outstanding Senior Notes.

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

(19) Discontinued Operations

        As part of our ongoing asset sale program, we sold our non-strategic composite tooling business based in Irvine, California in June 2003 for approximately $16 million, including a $1 million working capital adjustment. This business was previously included in “Other” for segment presentation in accordance with SFAS No. 131. As a result, under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the composite tooling business is reflected as a discontinued operation. We have reflected prior year results of the composite tooling business as a discontinued operation on the Consolidated Statements of Operations and reclassified the assets and liabilities of the business separately on the Consolidated Balance Sheets.

        The following table sets forth the results of the discontinued operation.

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in millions)
Net sales	$17	$9	$0
Income before provision for income taxes	2	1	-

        There were no assets or liabilities of the discontinued operation at December 31, 2003 or December 31, 2004.

(20) Subsequent Events

      Interest Rate Swaps

        In the 2005 first quarter, we sold $15 million notional amount of undesignated swaps and paid a nominal fee. Additionally, we sold $150 million of our fair value hedge swaps and paid $3 million in cash. Immediately thereafter, we repurchased $150 million of fair value hedge swaps with a different counterparty. This transaction effectively increased the threshold for posting cash collateral to a total of $30 million ($15 million for $150 million of fair value swaps and $15 million for the remaining $285 million). As a result of these transactions, we now hold $435 million notional amount of swaps for the remaining term of the Senior Notes with an effective rate of Libor plus 5.7967%.

      Refinancing

        On February 8, 2005, we entered into an Amended and Restated Credit Agreement, dated as of February 8, 2005, among GTI, GrafTech Finance, GrafTech Global, the LC Subsidiaries from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank.

        As amended and restated, the Credit Agreement provides for a $215 million Revolving Facility and, among other things, an extension until July 15, 2010 of the maturity of the Revolving Facility, lower interest rates, less restrictive financial covenants, additional flexibility for investments and acquisitions and, subject to certain conditions (including a maximum senior secured leverage radio test), an accordion feature that permits GrafTech Finance to establish additional credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $425 million.

        The Revolving Facility provides for revolving and swingline loans to GrafTech Finance and issuance of letters of credit for the account of GrafTech Finance and other designated subsidiaries from time to time in an aggregate principal and stated amount at any time not to exceed $215 million, subject to provisions described below regarding the base credit limit. Loans and letters of credit may be denominated in dollars, euros and certain other currencies and are available for working capital and other general corporate purposes.

        The interest rate applicable to the Revolving Facility is, at our option, either LIBOR plus a margin ranging from 1.25% to 2.25% (depending on our leverage ratio or our senior unsecured (or corporate or implied issuer) rating) or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.25% to 1.25% (depending on such ratio or rating). The alternate base rate is the higher of (i) the prime rate announced by JP Morgan Chase Bank, N.A. or (ii) the federal fund effective rate plus 0.50%. GrafTech Finance pays a per annum fee ranging from 0.250% to 0.500% (depending on such ratio or rating) on the undrawn portion of the commitments under the Revolving Facility.

        The Revolving Facility permits voluntary prepayments (without reducing availability for future revolving borrowings) and voluntary commitment reductions at any time, in each case without premium or penalty.

        GrafTech Finance is required to use proceeds of borrowings under the Revolving Facility for its own purposes or to make intercompany loans to GrafTech, designated domestic subsidiaries of GrafTech or our Swiss subsidiary. In the case of an intercompany loan of proceeds to a foreign subsidiary other than our Swiss subsidiary, first, GrafTech Finance must make an intercompany loan to our Swiss subsidiary and, then, our Swiss subsidiary must make an intercompany foreign borrower loan to the foreign subsidiary.

        Intercompany loans by GrafTech Finance to our Swiss subsidiary and intercompany foreign borrower loans by our Swiss subsidiary to other foreign subsidiaries are secured as described below. Repayment of intercompany foreign borrower loans made to our foreign subsidiaries, and repayment of intercompany loans made to our Swiss subsidiary, are restricted unless the relevant subsidiary borrower has no business use for the funds being repaid. The intent of these restrictions is to seek to maximize the secured claims of the lenders against the assets of our foreign operating subsidiaries. Upon the closing of the refinancing, there were no intercompany loans or intercompany foreign borrower loans outstanding.

        The obligations under the Revolving Facility are secured (with certain exceptions) by first priority security interests in all of the assets of GrafTech Finance (except the unsecured intercompany term note and unsecured intercompany term note guarantees created under, and pledged in part to secure, the Senior Notes), including the intercompany loans described above (and the related guarantees and security interests described below).

        The obligations under the Revolving Facility are guaranteed by GrafTech. This guarantee is secured by first priority security interests (with certain exceptions, including a prior lien to secure the DOJ antitrust fine) in all of GrafTech’s assets, including all of the outstanding capital stock of GrafTech Global and GrafTech Finance.

        The obligations under the Revolving Facility are also guaranteed by each of our other domestic subsidiaries (other than AET) and, subject to limitations in amount under applicable foreign law, our Swiss subsidiary, our French holding company, our French operating company engaged in the graphite electrode business, and our United Kingdom subsidiary (whose business has been substantially reduced in connection with our global rationalization activities).

        These guarantees, any intercompany loans by GrafTech Finance to our Swiss subsidiary and any intercompany foreign borrower loans by our Swiss subsidiary to other foreign subsidiaries that are guarantors as described above are secured (with certain exceptions) by first priority security interest in all of the assets of the respective guarantors and subsidiary borrowers (including the AET Pledged Stock and 100% of the capital stock of our Swiss subsidiary and our other foreign subsidiaries that are guarantors of the Revolving Facility), except that:

(i)	no assets of AET are pledged;

(ii)	no more than 65% of the capital stock of our other foreign subsidiaries held directly by our domestic subsidiaries, or our Swiss subsidiary or our other foreign subsidiaries that are guarantors of the Revolving Facility, are pledged; and

(iii)	no assets of other foreign subsidiaries are pledged to secure these guarantees or loans (but may be pledged to secure other guarantees or loans described below).

        The guarantee of the Revolving Facility by our Swiss subsidiary is subject to the limitation under Swiss law that the amount guaranteed cannot exceed the amount that our Swiss subsidiary can distribute to its shareholders, after payment of any Swiss withholding tax. If such amount is or would become less than $100 million, our Swiss subsidiary will become subject to certain restrictions, including restrictions on distributions, investments and indebtedness.

        The obligations under the Revolving Facility include obligations in respect of the guarantees of the Revolving Facility, any intercompany loans, any intercompany foreign borrower loans and any guarantees of intercompany foreign borrower loans described below.

        To the extent that our Swiss subsidiary makes an intercompany foreign borrower loan to a foreign subsidiary that is not a guarantor of the Revolving Facility, the intercompany foreign borrower loan will be secured (with certain exceptions) by a first priority security interest in all of its assets, to the extent practicable, and will be guaranteed, subject to limitations in amounts under applicable foreign law, by our other foreign subsidiaries that are not guarantors of the Revolving Facility. These guarantees will be secured (with certain exceptions) by first priority security interests in all of their assets, to the extent practicable and subject to limitations under applicable foreign law.

        Each guarantee of the obligations under the Revolving Facility or under an intercompany foreign borrower loan is full, unconditional, joint and several, except as otherwise required to comply with applicable foreign law. Payment under the guarantees could be required immediately upon the occurrence of an event of default in respect of the guaranteed obligations.

        The Revolving Facility contains a number of significant covenants that, among other things, significantly restrict our ability to sell assets, incur additional debt, repay or refinance other debt or amend other debt instruments, create liens on assets, enter into sale and lease back transactions, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, engage in transactions with affiliates, pay dividends to stockholders of GTI or make other restricted payments and other corporate activities. The covenants may restrict our ability to repurchase or redeem the Senior Notes and the Debentures, even if so required thereby. These covenants include financial covenants relating to specified minimum interest coverage ratios and maximum net senior secured debt leverage ratios (which is the ratio of our net senior secured debt to our EBITDA (as defined in the Revolving Facility)). The interest coverage ratio becomes more restrictive if our financial performance were to significantly deteriorate from that in 2004.

        Under the Revolving Facility, GTI is permitted to pay dividends and repurchase common stock, in an aggregate amount (cumulative from February 2005) equal to up to $25 million (or up to $75 million, if certain leverage ratio requirements are satisfied), plus, each year, an aggregate amount equal to 50% of the consolidated net income in the prior year.

        In addition to the failure to pay principal, interest and fees when due, events of default under the Revolving Facility include: failure to comply with applicable covenants; failure to pay when due, or other defaults permitting acceleration of, other indebtedness exceeding $7.5 million or, to the extent effected with lenders under the Revolving Facility, cash management arrangements or interest rate, exchange rate or commodity price derivatives; failure to comply with guarantee and collateral requirements; judgment defaults in excess of $7.5 million to the extent not covered by insurance; certain events of bankruptcy; and certain changes in control.

        In connection with the Amended and Restated Credit Agreement, we will write-off $2 million of bank fees previously capitalized.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        N/A

Item 9A. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

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

        Disclosure controls and procedures are our controls that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      Changes in Internal Controls Over Financial Reporting

        As previously disclosed, we are currently in the process of implementing an enterprise-wide information technology system. Implementation is being undertaken in phases and is currently planned to be substantially completed by the end of 2006. During 2003 and 2004, we completed this implementation with respect to certain locations in the U.S. and in France, Spain and Switzerland. We also completed the implementation of global advanced planning and scheduling systems, global treasury and electronic banking systems and shared service centers in Mexico and Canada. These events are changing how transactions are processed as well as the individuals or locations responsible for the transaction processing. These programs are essential for supporting and accelerating planned growth, both in electronic thermal management and other global businesses, and are part of our global productivity initiatives.

        Except for the enterprise resource planning system implementation described above and the addition of controls related thereto, there has been no change in our internal controls over financial reporting that occurred during the 2004 fourth quarter that materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

      Management's Report on Internal Control over Financial Reporting

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2004. See Item 8.

      Limitations on Control Systems

        A control system (including both disclosure controls and procedures and internal controls over financial reporting) is subject to inherent limitations. As a result, a control system can provide only reasonable, not absolute, assurance that the system’s objectives will be achieved. In the first instance, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, decision-making in connection with system design or operation can be faulty, and breakdowns can occur because of simple error or mistake or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of change in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

PART III

Items 10 to 14 (inclusive).

        Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).

Executive Officers and Directors

        The information set forth below is provided as required by Item 10 and the listing standards of the NYSE.

        The following table sets forth information with respect to our current executive officers and directors, including their ages, as of March 1, 2005. There are no family relationships between any of our executive officers.

Name	Age	Position
Craig S. Shular	52	Chief Executive Officer, President and Director
Scott C. Mason	46	President, Synthetic Graphite Line of Business
John J. Wetula	46	President, Natural Graphite Line of Business
Corrado F. De Gasperis	39	Vice President, Chief Financial Officer and Chief Information Officer
Karen G. Narwold	45	Vice President, General Counsel, Human Resources and Secretary
R. Eugene Cartledge	75	Chairman of the Board
Mary B. Cranston	57	Director
John R. Hall	72	Director
Harold E. Layman	58	Director
Ferrell P. McClean	58	Director
Michael C. Nahl	62	Director
Frank A. Riddick, III	48	Director

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

        John J. Wetula became President of our natural graphite line of business, AET, in January 2003. From July 1999 to December 2002, he served as President of GrafTech Inc. From July 1998 to June 1999, he served as our Director of Export Sales. From October 1996 to June 1998, he was General Manager of our GRAFOIL® product line. He is a chemical engineer and MBA graduate of Cleveland State University.

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

Directors

    R. Eugene Cartledge has been a director since 1996 and has served as Chairman of the Board since February 2005. From 1986 until his retirement in 1994, Mr. Cartledge was the Chairman of the Board and Chief Executive Officer of Union Camp Corporation. Mr. Cartledge retired as Chairman of the Board of Savannah Foods & Industries Inc. in December 1997, and retired as a director of Delta Airlines, Inc. and Sunoco, Inc. in May 2002. He is currently a director of Blount International, Inc.

        Mary B. Cranston has been a director since 2000. Ms. Cranston is a partner and has served since 1999 as Chair of Pillsbury Winthrop LLP, an international law firm. Ms. Cranston is based in San Francisco, California. Ms. Cranston has been practicing complex litigation, including antitrust, telecommunications and securities litigation, with Pillsbury Winthrop LLP since 1975. She is a director of the San Francisco Chamber of Commerce, the

Bay Area Council, the Commonwealth Club, the Episcopal Charities Board and the San Francisco Museum of Women, and a trustee of the San Francisco Ballet and Stanford University.

        John R. Hall has been a director since 1995. Mr. Hall was Chairman of the Board and Chief Executive Officer of Ashland Inc. from 1981 until his retirement in January 1997 and September 1996, respectively. Mr. Hall had served in various engineering and managerial capacities at Ashland Inc. since 1957. He retired as Chairman of Arch Coal Inc. in 1998. He served as a director of Reynolds Metals Company from 1985 to 2000 and Bank One Corporation from 1987 to 2004. Mr. Hall currently serves as a member of the Boards of Humana Inc. and USEC Inc. Mr. Hall graduated from Vanderbilt University in 1955 with a degree in Chemical Engineering and later served as Vanderbilt’s Board Chairman from 1995 to 1999. Mr. Hall also serves as Chairman of the Blue Grass Community Foundation and the Commonwealth Fund for Kentucky Educational Television, and as President of the Markey Cancer Center Foundation.

        Harold E. Layman has been a director since 2003. From 2001 until his retirement in 2002, Mr. Layman was President and Chief Executive Officer of Blount International, Inc. Prior thereto, Mr. Layman served in other capacities with Blount International, including President and Chief Operating Officer from 1999 to 2001, Executive Vice President and Chief Financial Officer from 1997 to 2000, and Senior Vice President and Chief Financial Officer from 1993 to 1997. From 1981 through 1992, he held various financial management positions with VME Group/Volvo AB. From 1970 to 1980, Mr. Layman held various operations and financial management positions with Ford Motor Company. He is currently a director of Blount International, Grant Prideco, Inc. and Infinity Property and Casualty Corporation.

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

        Michael C. Nahl has been a director since 1999. Mr. Nahl is Executive Vice President and Chief Financial Officer of Albany International Corp., a manufacturer of paper machine clothing, which are the belts of fabric that carry paper stock through the paper production process. Mr. Nahl joined Albany International Corp. in 1981 as Group Vice President, Corporate and was appointed to his present position in 2005. Mr. Nahl is currently a director of Lindsay Manufacturing Co.

        Frank A. Riddick, III became a director in September 2004. Mr. Riddick has served as President and Chief Executive Officer of Formica Corporation, a manufacturer of surfacing materials used in countertops, cabinets, and flooring, since January 2002. Mr. Riddick was instrumental in assisting Formica to emerge from Chapter 11 bankruptcy proceedings in June 2004. He served as President and Chief Operating Officer of Armstrong Holdings, Inc. from August 2000 to December 2001 and in various other executive capacities at Armstrong and its subsidiaries from 1995 to 2000. In December 2000, Armstrong's principal operating subsidiary, Armstrong World Industries, Inc., filed for Chapter 11 bankruptcy protection as a result of

Armstrong’s legacy asbestos liabilities. Prior to joining Armstrong, he held a number of financial managerial positions with FMC Corporation, General Motors Corporation and Merrill Lynch & Co., Inc.

NYSE Certification

    Mr. Shular, Chief Executive Officer and President, has certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s listing standards, that he is unaware of any violation by us of the NYSE’s corporate governance listing standards.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a)(1)        Financial Statements

        See Index to Consolidated Financial Statements at page 110 of this Report.

    (2)        Financial Statement Schedules

        None.

    (b)        Exhibits

        The exhibits listed in the following table have been filed with this Report.

Exhibit Number	Description of Exhibit

2.1.0(1)	Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 among Union Carbide Corporation, Mitsubishi Corporation, GrafTech International Ltd. and GrafTech International Acquisition Inc. and Guaranty made by Blackstone Capital Partners II Merchant Banking Fund L.P. and Blackstone Offshore Capital Partners II L.P.
2.2.0(2)	Amended and Restated Stockholders' Agreement dated as of February 29, 1996 among Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P., Blackstone Family Investment Partnership II L.P., Chase Equity Associates and GrafTech International Ltd.
2.3.0(1)	Exchange Agreement dated as of December 15, 1993 by and among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., Mitsubishi Corporation and GrafTech International Ltd.
2.4.0(1)	Stock Purchase and Sale Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide Corporation and UCAR Carbon Company Inc.

Exhibit Number	Description of Exhibit

2.5.0(1)	Letter Agreement dated January 26, 1995 with respect to termination of the Stockholders' Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide Corporation and UCAR Carbon Company Inc.
2.6.0(1)	Settlement Agreement dated as of November 30, 1993 among Mitsubishi Corporation, Union Carbide Corporation and UCAR Carbon Company Inc.
2.7.0(1)	Transfer Agreement dated January 1, 1989 between Union Carbide Corporation and UCAR Carbon Company Inc.
2.7.1(1)	Amendment No. 1 to such Transfer Agreement dated December 31, 1989.
2.7.2(1)	Amendment No. 2 to such Transfer Agreement dated July 2, 1990.
2.7.3(1)	Amendment No. 3 to such Transfer Agreement dated as of February 25, 1991.
2.8.0(1)	Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., Union Carbide Industrial Gases Inc., UCAR Carbon Company Inc. and Union Carbide Coatings Service Corporation.
2.9.0(1)	Environmental Management Services and Liabilities Allocation Agreement dated as of January 1, 1990 among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Industrial Gases Inc. and Union Carbide Coatings Service Corporation.
2.9.1(1)	Amendment No. 1 to such Environmental Management Services and Liabilities Allocation Agreement dated as of June 4, 1992.
2.10.0(4)	Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide Corporation and UCAR Carbon Technology Corporation.
2.11.0(1)	Employee Benefit Services and Liabilities Agreement dated January 1, 1990 between Union Carbide Corporation and UCAR Carbon Company Inc.
2.11.1(1)	Amendment to such Employee Benefit Services and Liabilities Agreement dated January 15, 1991.
2.11.2(1)	Supplemental Agreement to such Employee Benefit Services and Liabilities Agreement dated February 25, 1991.
2.12.0(1)	Letter Agreement dated December 31, 1990 among Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Grafito, Inc. and Union Carbide Corporation.
3.1.0(3)	Amended and Restated Certificate of Incorporation of GrafTech International Ltd.
3.1.1(9)	Certificate of Designations of Series A Junior Participating Preferred Stock of GrafTech International Ltd.
3.1.2(17)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of GrafTech International Ltd.

Exhibit Number	Description of Exhibit

3.1.3(21)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of GrafTech International Ltd.
3.2.0(19)	Amended and Restated By-Laws of GrafTech International Ltd. dated December 13, 2002.
4.1.0(16)	Indenture dated as of February 15, 2002 among GrafTech Finance Inc., GrafTech International Ltd., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., and the Subsidiary Guarantors from time to time party thereto and State Street Bank and Trust Company, as Trustee.
4.1.1(17)	First Supplemental Indenture, dated as of April 30, 2002, among GrafTech Finance Inc., GrafTech International Ltd., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., UCAR Holdings V. Inc., UCAR Carbon Technology LLC, UCAR Holdings III Inc. and UCAR International Trading Inc. and State Street Bank and Trust Company.
4.2.0(16)	Registration Rights Agreement dated as of February 15, 2002 among GrafTech International Ltd., each of the Subsidiaries listed therein, Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., ABN AMRO Incorporated, Fleet Securities Inc. and Scotial Capital (USA) Inc.
4.2.1(17)	Registration Rights Agreement dated as of May 6, 2002 among GrafTech International Ltd., each of the Subsidiaries listed therein, Credit Suisse First Boston Corporation and J.P. Morgan Securities Inc.
4.3.0(22)	Indenture dated as of January 22, 2004 among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., UCAR International Trading Inc. and UCAR Carbon Technology LLC and U.S. Bank National Association.
4.3.1*	Supplemental Indenture, dated as of February 7, 2005, among UCAR Holdings V Inc., GrafTech International Ltd., GrafTech Finance Inc., Graftech Global Enterprises Inc., UCAR Carbon Company Inc., UCAR International Trading Inc. and UCAR Carbon Technology LLC and U.S. Bank National Association.
4.4.0(9)	Rights Agreement dated as of August 7, 1998 between GrafTech International Ltd. and The Bank of New York, as Rights Agent.
4.3.1(16)	Amendment No. 1 to such Rights Agreement dated as of November 1, 2000.
4.4.2(18)	Amendment No. 2 to such Rights Agreement dated as of May 21, 2002.
4.5.0(22)	Resale Registration Rights Agreement dated January 22, 2004 among GrafTech International Ltd., the guarantors listed therein, and J.P. Morgan Securities Inc.
10.1.0*	Amended and Restated Credit Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

Exhibit Number	Description of Exhibit

10.1.1*	Amendment and Restatement Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto; the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agents.
10.1.2*	Amended and Restated Guarantee Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and each Domestic Subsidiary party thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.
10.1.3*	Amended and Restated Security Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto, in favor of JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.
10.1.4*	Amended and Restated Indemnity, Subrogation and Contribution Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., each of the Domestic Subsidiaries party thereto and JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.
10.1.5*	Amended and Restated Domestic Pledge Agreement dated as of February 8, 2005 by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the direct and indirect subsidiaries of GrafTech that are signatories thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.
10.1.6*	Amended and Restated Intellectual Property Security Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties (schedules omitted).
10.2.0(11)	Credit Agreement dated as of February 22, 2000 among UCAR International Inc., UCAR Global Enterprises Inc., UCAR Finance Inc., the LC Subsidiaries from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent
10.2.1(12)	First Amendment to such Credit Agreement dated as of October 11, 2000
10.2.2(13)	Second Amendment to such Credit Agreement dated as of April 25, 2001.
10.2.3(13)	Third Amendment to such Credit Agreement dated as of July 10, 2001.
10.2.4(16)	Fourth Amendment to such Credit Agreement dated as of December 6, 2001.
10.2.5(16)	Fifth Amendment to such Credit Agreement dated as of January 18, 2002.
10.2.6(17)	Sixth Amendment to such Credit Agreement dated as of April 22, 2003.
10.2.7(22)	Seventh Amendment to such Credit Agreement dated as of September 19, 2003.
10.2.8(22)	Eighth Amendment to such Credit Agreement dated as of January 12, 2004.

Exhibit Number	Description of Exhibit

10.2.9(16)	Reaffirmation Agreement dated as of February 15, 2002 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance, Inc., each Subsidiary Loan Party named therein, each LC Subsidiary named therein and JPMorgan Chase Bank as Administrative Agent and Collateral Agent under the Credit Agreement.
10.2.10(17)	Reaffirmation Agreement, dated as of May 6, 2002, among UCAR Finance Inc., GrafTech International Ltd. (formerly known as UCAR International Inc.), UCAR Global Enterprises Inc., UCAR Carbon Company Inc., UCAR Composites Inc., UCAR Carbon Technology LLC, UCAR Holdings III Inc. and UCAR International Trading Inc. and State Street Bank and Trust Company.
10.8.0(20)	GrafTech International Ltd. Management Stock Incentive Plan (Original Version) as amended and restated through July 31, 2003.
10.9.0(1)(9)(20)	Forms of Non-Qualified Stock Option Agreement.

10.10.0(20)	GrafTech International Ltd. Management Stock Incentive Plan (Senior Version) as amended and restated through July 31, 2003.
10.11.0(19)(20)	Forms of Restricted Stock Agreement.
10.12.0(20)	GrafTech International Ltd. Management Stock Incentive Plan (Mid-Management Version) as amended and restated through July 31, 2003.
10.13.0(20)	GrafTech International Ltd. 1995 Equity Incentive Plan as amended and restated through July 31, 2003.
10.14.0(20)	GrafTech International Ltd. 1996 Mid-Management Equity Incentive Plan as amended and restated through July 31, 2003.
10.15.0(22)	UCAR Carbon Company Inc. Compensation Deferral Program effective March 31, 2003.
10.15.1*	First Amendment to the UCAR Carbon Compensation Deferral Plan dated as of October 7, 2004.
10.15.2*	Second Amendment to the UCAR Carbon Compensation Deferral Plan effective as of January 1, 2005.
10.16.0(11)	GrafTech International Ltd. Management Incentive Plan amended and restated as of January 1, 1999.
10.17.0(14)	Forms of Severance Compensation Agreement for senior management (U.S. Version and International Version).
10.18.0(22)	UCAR Carbon Company Inc. Equalization Benefit Plan amended and restated as of March 31, 2003.
10.19.0(22)	UCAR Carbon Company Inc. Supplemental Retirement Income Plan amended and restated as of March 31, 2003.
10.20.0(22)	UCAR Carbon Company Inc. Enhanced Retirement Income Plan amended and restated as of March 31, 2003.
10.21.0(22)	UCAR Carbon Company Inc. Benefits Protection Trust amended and restated as of August 1, 2003.

Exhibit Number	Description of Exhibit

10.22.0(8)	Employment Agreement dated as of June 22, 1998 between GrafTech International Ltd. and Gilbert E. Playford.
10.22.1(14)	Restricted Stock Agreement dated as of January 1, 2000 between GrafTech International Ltd. and Gilbert E. Playford.
10.22.2(15)	Amendment to such Employment Agreement and Restricted Stock Agreement dated as of August 25, 2001.
10.22.3(18)	Letter amending such Employment Agreement and Restricted Stock Agreement dated as of July 22, 2002.
10.23.0(7)	Plea Agreement between the United States of America and GrafTech International Ltd. executed April 7, 1998.
10.24.0(13)	Outsourcing Services Agreement, dated as of March 30, 2001, effective April 2001, between CGI Information Systems and Management Consultants, Inc. and GrafTech International Ltd. (Confidential treatment requested as to certain portions).
10.25.0(13)	Joint Development and Collaboration Agreement, effective June 5, 2001, among UCAR Carbon Company Inc., Advanced Energy Technology Inc., and Ballard Power Systems Inc. (Confidential treatment requested as to certain portions).
10.26.0(13)	Master Supply Agreement, effective June 5, 2001 between UCAR Carbon Company Inc. and Ballard Power Systems Inc. (Confidential treatment requested as to certain portions).
10.27.0(13)	Agreement, effective as of January 1, 2001, between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested as to certain portions).
10.27.1*	Amendment to Agreement between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested as to certain portions).
10.28.0(13)	Agreement, effective as of January 1, 2001, between ConocoPhillips Company and UCAR Carbon Company Inc. and UCAR S.A. (Confidential treatment requested as to certain portions.)
10.28.1*	Amendment to Agreement between ConocoPhillips Company and UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested as to certain portions.)
12.1.0*	Statement regarding computation of earnings to fixed charges.
21.1.0*	List of subsidiaries of GrafTech International Ltd.
23.1.0*	Consent of PricewaterhouseCoopers LLP.
23.2.0*	Consent of Deloitte & Touche LLP.
24.1.0*	Powers of Attorney (included on signature pages).
31.1.0*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.
31.2.0*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Corrado F. De Gasperis, Vice President, Chief Financial Officer and Chief Information Officer.
32.1.0*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

Exhibit Number	Description of Exhibit

32.2.0*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Vice President, Chief Financial Officer and Chief Information Officer.

* Filed herewith.

(1)	Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).
(2)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1995 (File No. 1-13888).
(3)	Incorporated by reference to the Registration Statement of the registrant on Form S-1 (Registration No. 33-94698).
(4)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).
(5)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-13888).
(6)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended September 30, 1997 (File No. 1-13888).
(7)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13888).
(8)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1997 (File No. 1-13888).
(9)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).
(10)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-13888).
(11)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1999 (File No. 1-13888).
(12)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-13888).
(13)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).
(14)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2000 (File No. 1-13888).
(15)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-13888).
(16)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).
(17)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13888).
(18)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13888).
(19)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2002 (File No. 1-13888).

(20)	Incorporated by reference to the Registration Statement of the registrant on Form S-3 (Registration No. 333-108039).
(21)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13888).
(22)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the quarter ended December 31, 2003 (File No. 1-13888).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2005	GRAFTECH INTERNATIONAL LTD. By: /s/ Corrado F. De Gasperis —————————————— Corrado F. De Gasperis Title: Vice President, Chief Financial Officer and Chief Information Officer

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

Signatures	Title	Date
/s/ Craig S. Shular Craig S. Shular	Chief Executive Officer and President and Director (Principal Executive Officer)	March 16, 2005
/s/ Corrado F. De Gasperis Corrado F. De Gasperis	Vice President, Chief Financial Officer and Chief Information Officer (Principal Accounting Officer)	March 16, 2005

Signatures	Title	Date
/s/ R. Eugene Cartledge R. Eugene Cartledge	Director	March 16, 2005
/s/ Mary B. Cranston Mary B. Cranston	Director	March 16, 2005
/s/ John R. Hall John R. Hall	Director	March 16, 2005
/s/ Harold E. Layman Harold E. Layman	Director	March 16, 2005
/s/ Ferrell P. McClean Ferrell P. McClean	Director	March 16, 2005
/s/ Michael C. Nahl Michael C. Nahl	Director	March 16, 2005
/s/ Frank A. Riddick, III Frank A. Riddick, III	Director	March 16, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.3.1	Supplemental Indenture, dated as of February 7, 2005, among UCAR Holdings V Inc., GrafTech International Ltd., GrafTech Finance Inc., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., UCAR International Trading Inc. and UCAR Carbon Technology LLC and U.S. Bank National Association.
10.1.0	Amended and Restated Credit Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.1.1	Amendment and Restatement Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto; the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agents.
10.1.2	Amended and Restated Guarantee Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and each Domestic Subsidiary party thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.
10.1.3	Amended and Restated Security Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto, in favor of JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.
10.1.4	Amended and Restated Indemnity, Subrogation and Contribution Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., each of the Domestic Subsidiaries party thereto and JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.
10.1.5	Amended and Restated Domestic Pledge Agreement dated as of February 8, 2005 by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the direct and indirect subsidiaries of GrafTech that are signatories thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.
10.1.6	Amended and Restated Intellectual Property Security Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties (schedules omitted).
10.15.1	First Amendment to the UCAR Carbon Compensation Deferral Plan dated as of October 7, 2004.
10.15.2	Second Amendment to the UCAR Carbon Compensation Deferral Plan effective as of January 1, 2005.

Exhibit Number	Description of Exhibit

10.27.1	Amendment to Agreement between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested as to certain portions).
10.28.1	Amendment to Agreement between ConocoPhillips Company and UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested as to certain portions).
12.1.0	Statement regarding computation of earnings to fixed charges.
21.1.0	List of subsidiaries of GrafTech International Ltd.
23.1.0	Consent of PricewaterhouseCoopers LLP.
23.2.0	Consent of Deloitte & Touche LLP.
24.1.0	Powers of Attorney (included on signature pages).
31.1.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President
31.2.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Corrado F. De Gasperis, Vice President, Chief Financial Officer and Chief Information Officer.
32.1.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.
32.2.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Corrado F. De Gasperis, Vice President, Chief Financial Officer and Chief Information Officer.