Form 10-Q
period 2005-03-31
GRAFTECH INTERNATIONAL LTD
filed 2005-05-10
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————————

FORM 10-Q

——————————

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from .................... to ....................

——————————

Commission file number:  1-13888

——————————

GRAFTECH INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1385548 (I.R.S. Employer Identification Number)

_________________

1521 Concord Pike Brandywine West, Suite 301 Wilmington, DE (Address of principal executive offices)	19803 (Zip code)

Registrant’s telephone number, including area code:   (302) 778-8227

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

Yes [X]    No [   ]

As of March 31, 2005, 97,599,193 shares of common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Consolidated Balance Sheets at December 31, 2004 and March 31, 2005 (unaudited)	Page 3
Consolidated Statements of Operations for the Three Months ended March 31, 2004 and 2005 (unaudited)	Page 4

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2004 and 2005 (unaudited)	Page 5

Consolidated Statements of Stockholders’ Deficit for the Year ended December 31, 2004 and the Three Months ended March 31, 2005 (unaudited)	Page 7

Notes to Consolidated Financial Statements (unaudited)	Page 8

Introduction to Part I, Item 2, and Part II, Item 1	Page 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 49

Item 4. Controls and Procedures	Page 52

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	Page 54

Item 6. Exhibits	Page 54

SIGNATURE	Page 55

EXHIBIT INDEX	Page 56

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)
(Unaudited)

	At December 31, 2004	At March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$24	$16
Accounts and notes receivable, net of allowance for doubtful accounts of
$4 million at December 31, 2004 and March 31, 2005	206	176
Inventories:
Raw materials and supplies	59	65
Work in process	142	150
Finished goods	24	25

	225	240
Prepaid expenses and other current assets	25	25

Total current assets	480	457

Property, plant and equipment	1,131	1,104
Less: accumulated depreciation	753	739

Net property, plant and equipment	378	365
Deferred income taxes	153	149
Goodwill	23	21
Other assets	34	37

Total assets	$1,068	$1,029

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$86	$67
Short-term debt	1	-
Accrued income and other taxes	38	32
Other accrued liabilities	99	93

Total current liabilities	224	192

Long-term debt:
Principal value	655	680
Fair value adjustments for hedge instruments	15	4
Unamortized bond premium	2	2

Total long-term debt	672	686

Other long-term obligations	149	142
Deferred income taxes	46	44
Commitments and contingencies
Minority stockholders’ equity in consolidated entities	30	30

Stockholders’ deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	-	-
Common stock, par value $.01, 150,000,000 shares authorized, 100,520,240 shares issued at December 31, 2004, 100,572,960 shares issued at March 31, 2005	1	1
Additional paid-in capital	941	941
Accumulated other comprehensive loss	(276)	(290)
Accumulated deficit	(627)	(625)
Less: cost of common stock held in treasury, 2,451,035 shares at December 31, 2004, 2,455,466 shares at March 31, 2005	(86)	(86)
Less: common stock held in employee benefit and compensation trusts, 522,732 shares at December 31, 2004, 518,301 shares at March 31, 2005	(6)	(6)

Total stockholders’ deficit	(53)	(65)

Total liabilities and stockholders’ deficit	$1,068	$1,029

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2005

Net sales	$197	$211
Cost of sales	152	162

Gross profit	45	49
Research and development	2	2
Selling, administrative and other expenses	21	26
Other expense, net	13	6
Restructuring charges	1	-
Antitrust investigations and related lawsuits and claims	1	-
Interest expense	7	12
Interest income	(1)	-

	44	46

Income before provision
for income taxes and minority stockholders' share of income	1	3
Provision for income taxes	1	1
Minority stockholders' share of income	-	-

Net income	$-	$2

Basic earnings per common share:
Net income per share	$-	$0.02

Weighted average common shares outstanding (in thousands)	93,866	97,566

Diluted earnings per common share:
Net income per share	$-	$0.02

Weighted average common shares outstanding (in thousands)	93,866	98,038

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2005

Cash flow from operating activities:
Net income	$-	$2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9	9
Deferred income taxes	12	2
Antitrust investigations and related lawsuits and claims	1	-
Restructuring charges	1	-
Loss on exchange of common stock for Senior Notes	5	-
Interest expense	(3)	-
Post retirement plan changes	(2)	(4)
Fair value adjustments on interest rate caps	2	-
Other charges, net	4	7
Increase in working capital*	(166)	(26)
Long-term assets and liabilities	(16)	(3)

Net cash used in operating activities	(153)	(13)

Cash flow from investing activities:
Capital expenditures	(10)	(11)
Proceeds from sale of derivative instruments	1	-

Net cash used in investing activities	(9)	(11)

Cash flow from financing activities:
Short-term debt borrowings (payments), net	1	(1)
Revolving Facility borrowings (payments), net	-	24
Long-term debt borrowings	225	1
Long-term debt reductions	(29)	-
Proceeds from exercise of stock options	5	-
Financing costs	(7)	(4)
Sale of interest rate swap	-	(3)
Premium on repurchase of Senior Notes	(1)	-

Net cash provided by financing activities	194	17

Net increase (decrease) in cash and cash equivalents	32	(7)
Effect of exchange rate changes on cash and cash equivalents	-	(1)
Cash and cash equivalents at beginning of period	34	24

Cash and cash equivalents at end of period	$66	$16

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2005
*Net change in working capital due to the following components:

(Increase) decrease in current assets:
Accounts and notes receivable	5	26
Reduction in factoring of accounts receivable	(41)	-
Inventories	(12)	(22)
Prepaid expenses and other current assets	1	-
Payments for antitrust investigations and related lawsuits and claims	(71)	(3)
Restructuring payments	(13)	(3)
Decrease in accounts payable and accruals	(35)	(24)

Increase in working capital	$(166)	$(26)

Supplemental disclosures of cash flow information:

Net cash paid during the period for:
Interest	$18	$21
Income taxes	1	5

Non-cash operating, investing and financing activities:
Exchanges of common stock for Senior Notes which decrease long-term debt	$35	$-
Common stock issued to savings and pension plan trusts	1	-

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in millions, except share data)
(Unaudited)

	TOTAL STOCKHOLDERS’ DEFICIT
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit and Compensation Trusts	Total Stockholders’ Deficit	Total Comprehensive Income (Loss)
Balance at January 1, 2004	96,402,287	$1	$893	$(286)	$(644)	$(86)	$(6)	$(128)

Comprehensive income (loss):
Net income	-	-	-	-	17	-	-	17	17
Other comprehensive income (loss):
Minimum pension liability, net of $6 million of tax	-	-	-	(12)	-	-	-	(12)	(12)
Foreign currency translation adjustments, net of $2 million of tax	-	-	-	22	-	-	-	22	22

Total comprehensive income									$27

Exchange of common stock for Senior Notes	3,161,131	-	41	-	-	-	-	41
Stock options granted	-	-	1	-	-	-	-	1
Common stock issued to savings and
pension plan trusts	146,285	-	1	-	-	-	-	1
Sale of common stock under stock options	810,537	-	9	-	-	-	-	9
Other stock option activity	-	-	(4)	-	-	-	-	(4)

Balance at December 31, 2004	100,520,240	$1	$941	$(276)	$(627)	$(86)	$(6)	$(53)

Comprehensive income (loss):
Net income	-	-	-	-	2	-	-	2	2
Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(14)	-	-	-	(14)	(14)

Total comprehensive income (loss)									$(12)

Common stock issued to savings and	52,720	-	-	-	-	-	-	-
pension plan trusts

Balance at March 31, 2005	100,572,960	$1	$941	$(290)	$(625)	$(86)	$(6)	$(65)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Interim Financial Presentation

        These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”). Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the entire year ending December 31, 2005.

        Certain amounts in the Consolidated Financial Statements for the three months ended March 31, 2004 and for the year ended December 31, 2004 have been reclassified to conform with current period presentation.

(2)  New Accounting Standards

        In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 which clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We will adopt this interpretation effective December 31, 2005. We have not yet determined the full impact of the adoption of FIN 47, but it is not expected to have a material impact on our consolidated results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We will

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adopt this statement effective January 1, 2006. The adoption of SFAS No. 153 will not have a significant impact on our consolidated results of operations or financial position.

        On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS 123(R) retains the modified grant date model from SFAS 123. Under that model, compensation cost is measured at the grant date fair value of the award and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). This statement is effective for annual periods beginning after June 15, 2005. We will be required to adopt SFAS 123(R) in the first quarter of 2006. We are currently in the process of assessing the impact of the adoption of SFAS No. 123(R) on our consolidated results of operations and financial position.

        On November 24, 2004, the FASB issued SFAS Statement No. 151, Inventory Costs — an amendment of APB No. 43, Chapter 4 (SFAS 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spillage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, GTI is required to adopt this SFAS effective January 1, 2006. The adoption of SFAS No. 151 will not have a significant impact on our consolidated results of operations or financial position.

        On October 22, 2004, the President signed the American Jobs Creation Act (the “Jobs Act”). The Jobs Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Under the guidance in FASB Staff Position No. SFAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. The Company does not intend to make any unusual or incremental repatriations as a result of the Jobs Act. The adoption of this staff position in the 2005 first quarter did not have a significant impact on our consolidated results of operations or financial position.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)  Stock-Based Compensation

        At March 31, 2005, GTI had several stock-based compensation plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. No compensation expense has been recognized for our time vesting options granted with exercise prices at not less than market price on the date of grant. If compensation expense for those plans was determined by the fair value method prescribed by SFAS No. 123, Accounting for Stock Based Compensation, our net income and earnings per share would have been decreased to the pro forma amounts indicated in the following table:

	For the Three Months Ended March 31,
	2004	2005
	(Dollars in millions)
Net income as reported	$-	$2
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	1	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1	1

Pro forma net income	$-	$1

Earnings per share:
Basic - as reported	$0.00	$0.02
Basic - pro forma	0.00	0.01
Diluted - as reported	0.00	0.02
Diluted - pro forma	0.00	0.01

(4)  Earnings Per Share

        Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, Earnings Per Share, using the following share data:

	For the Three Months Ended March 31,
	2004	2005
Weighted average common shares
outstanding for basic calculation	93,865,771	97,566,396
Add: Effect of stock options and restricted stock	-	471,869

Weighted average common shares
outstanding for diluted calculation	93,865,771	98,038,265

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

        As a result of the net loss reported for the 2004 first quarter, 2,245,103 of potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share in the 2004 first quarter because their effect would reduce the loss per share.

        In addition, the calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 3,857,462 and 6,805,784 shares in the 2004 first quarter and 2005 first quarter, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

        The provisions of EITF No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share are effective for all periods ending after December 15, 2004. The provisions of EITF 04-08 are applied retroactively, which requires companies to restate diluted earnings per share by applying the If-Converted Method of accounting from the issuance date of the contingently convertible debt.

        The shares underlying the Debentures were excluded from the If-Converted Method calculation for the three months ended March 31, 2004 and March 31, 2005, as the effect would be anti-dilutive. These shares amounted to 10,289,765 and 13,570,560 for the three months ended March 31, 2004 and March 31, 2005, respectively.

(5)  Segment Reporting

        We have three lines of business as follows:

o	a synthetic graphite line of business, which primarily serves the steel, aluminum, transportation and semiconductor industries and includes graphite electrodes, cathodes and advanced synthetic graphite materials and related services;

o	a natural graphite line of business, which primarily serves the electronics, automotive, petrochemical and power generation industries and includes advanced flexible graphite and flexible graphite solutions and related services; and

o	an advanced carbon materials line of business, which primarily serves the silicon metal, steel and ferro-alloy industries and includes carbon electrodes and refractories and related services.

        In accordance with SFAS No. 131, we segregated our businesses into the following segments: Synthetic Graphite, which consists of the synthetic graphite line of business, and Other, which consists of the natural graphite and advanced carbon materials lines of business.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        We evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers are not material. The accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole.

        The following tables summarize financial information concerning our reportable segments.

	For the Three Months Ended March 31,
	2004	2005
	(Dollars in millions)
Net sales to external customers:
Synthetic Graphite	$174	$185
Other	23	26

Net sales	$197	$211

Gross profit:
Synthetic Graphite	$41	$44
Other	4	5

Gross profit	$45	$49

Reconciliation of gross profit to income before provision
for income taxes and minority stockholders' share of
income:
Gross profit	$45	$49
Research and development	2	2
Selling, administrative and other expenses	21	26
Other expense, net	13	6
Restructuring charges	1	-
Antitrust investigations and related lawsuits
and claims	1	-
Interest expense	7	12
Interest (income)	(1)	-

Income before provision for income taxes and minority stockholders' share of income	$1	$3

(6)  Restructuring Charges and Impairment Losses

        We have had several restructuring charges and impairment losses during the past few years. At March 31, 2005, the outstanding balance of our restructuring reserve was $6 million, the majority of which pertained to the synthetic graphite line of business, with remaining amounts in corporate. The components of this balance at March 31, 2005 consist primarily of $2 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy, $2 million related primarily to remaining lease payments on our former corporate headquarters, $1 million related to the closure of our graphite electrode manufacturing operations in Welland, Canada, and $1 million related to the closure of our advanced synthetic graphite machining operations in Sheffield, United Kingdom. We expect to make $3 million of these payments by the end of 2005, with the majority of the remaining payments to be paid by the end of 2007. It is also possible that we may, at any time, decide to permanently shut down certain

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

remaining graphite electrode operations in Italy. In such event, we may record additional restructuring charges and incur additional exit costs.

        In the 2004 first quarter, we recorded a $1 million charge primarily associated with changes in estimates related to U.S. voluntary and selective severance programs. In the 2005 first quarter, restructuring charges were nominal.

        The following table summarizes activity relating to the accrued expense in connection with the restructuring charges. The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in millions)
Balance at December 31, 2004	$5	$4	$9
Restructuring charges	-	-	-
Change in estimates	-	-	-
Payments and settlements	(2)	(1)	(3)

Balance at March 31, 2005	$3	$3	$6

(7)  Other (Income) Expense, Net

        The following table presents an analysis of other (income) expense, net:

	For the Three Months Ended March 31,
	2004	2005
	(Dollars in millions)
Currency (gains) losses	$2	$7
Fair value adjustments on Debenture redemption
make-whole option	-	(3)
Write-off of capitalized bank fees	-	2
Loss on reduction of Senior Notes	6	-
Fair value adjustments on interest rate caps	2	-
Curtailment gain on defined benefit plan	(2)	-
Legal, environmental and other related costs	2	-
Bank and other financing fees	1	1
Other	2	(1)

Total other (income) expense, net	$13	$6

        We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2004 and March 31, 2005, the aggregate principal amount of these loans was $477 million and $449 million, respectively (based on currency exchange rates in effect at such date). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. Such gains and losses on these intercompany loans amounted to a $25 million gain at December 31, 2004 and a $17 million loss at March 31, 2005. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded in other income (expense), net, on the Consolidated Statements of Operations. In the 2004 first quarter, we had a net total of $2 million of currency losses, including $5 million of exchange losses were due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the 2005 first quarter, we had a net total of $7 million of currency losses, including $8 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency.

(8)   Benefit Plans

        The components of our consolidated net pension and postretirement cost (benefit) are set forth in the following table:

	Pension Benefits		Postretirement Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2004	2005	2004	2005
	(Dollars in millions)
Service cost	$-	$-	$-	$-
Interest cost	3	3	1	1
Expected return on plan assets	(3)	(3)	-	-
Amortization of prior service cost (benefit)	-	-	(4)	(6)
Amortization of unrecognized loss (gain)	-	-	1	1
Special termination benefits	-	-	-	-
Settlement gain	-	-	-	-

Net cost (benefit)	$-	$-	$(2)	$(4)

(9)   Long-Term Debt and Liquidity

        The following table presents our long-term debt:

	At December 31,	At March 31,
	2004	2005
	(Dollars in millions)
Credit Agreement:
Revolving facility	$-	$24

Total Credit Agreement	-	24
Senior Notes:
Senior Notes due 2012	435	435
Fair value adjustments for current hedge instruments	(10)	(17)
Fair value adjustments for terminated hedge instruments*	25	21
Unamortized bond premium	2	2

Total Senior Notes	452	441

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At December 31,	At March 31,
	2004	2005
	(Dollars in millions)
Debentures**	219	219
Other European debt	1	2

Total	$672	$686

__________
*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

**	Excludes the derivative liability relating to our redemption feature with a make-whole provision, which amounts to $4 million at December 31, 2004 and $1 million at March 31, 2005 and is included in other long-term obligations on the Consolidated Balance Sheets.

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

(10)   Interest Expense

        The following table presents an analysis of interest expense:

	For the Three Months Ended March 31,
	2004	2005
	(Dollars in millions)
Interest incurred on debt	$14	$13
Interest rate swap benefit	(4)	(1)
Amortization of fair value adjustments for terminated hedge
instruments	(1)	(1)
Accelerated amortization of fair value adjustments for terminated
hedge instruments due to reduction of Senior Notes	(3)	-
Amortization of debt issuance costs	1	1

Interest expense	$7	$12

(11)   Contingencies

        Antitrust Investigations

        In 1997, the DOJ and the EU Competition Authority commenced investigations into alleged violations of the antitrust laws in connection with the sale of graphite electrodes. The antitrust authorities in Canada, Japan and Korea subsequently began similar investigations. The

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EU Competition Authority also commenced an investigation into alleged antitrust violations in connection with the sale of specialty graphite. These antitrust investigations have been finally resolved. Several of the investigations resulted in the imposition of fines against us. These fines, or payments in accordance with a payment schedule, in the case of the DOJ antitrust fine, have been timely paid. At December 31, 2004 and March 31, 2005, $43 million and $40 million remained in the reserve for liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, respectively. The remaining amount of the reserve is unfunded and is available primarily for the remaining scheduled DOJ antitrust fine payments, which will continue through January 2007.

        Antitrust Lawsuits

        Through March 31, 2005, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. All payments due have been timely paid.

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
(Unaudited)

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

        We have been vigorously defending, and intend to continue to vigorously defend, against the foreign customer lawsuits as well as all threatened lawsuits and possible unasserted claims. We may at any time, however, settle these lawsuits as well as any threatened lawsuits and possible claims. It is possible that additional civil antitrust lawsuits seeking, among other things, to recover damages could be commenced against us in the U.S. and in other jurisdictions. We are currently not reserved for such matters.

        Lawsuit Initiated by Us Against Our Former Parents

        In February 2000, at the direction of a special committee of independent directors of GTI’s Board of Directors, we commenced a lawsuit in the SDNY District Court against our former parents, Mitsubishi Corporation and Union Carbide Corporation. The other defendants named in the lawsuit include two of the respective representatives of Mitsubishi and Union Carbide who served on GTI’s Board of Directors at the time of our 1995 leveraged equity recapitalization, Hiroshi Kawamura and Robert D. Kennedy. We were seeking to recover from Mitsubishi and Union Carbide more than $1.5 billion in damages, including interest.

        In November 2002, the SDNY District Court granted defendants’ motion to disqualify certain of our counsel. In January 2004, the SDNY District Court granted the defendants’ motion to dismiss this lawsuit. We appealed the grant of both motions to the Circuit Court of Appeals, which affirmed the decisions of the SDNY District Court. We sought a rehearing before the Circuit Court of Appeals, which was denied in March 2005. After a thorough review of our appeal options, we have determined to not seek any further appeals in this matter. Through March 31, 2005, we had incurred about $7 million of legal expenses in connection with this lawsuit.

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

        Product Warranties

        We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. At December 31, 2004 and March 31, 2005, claims accrued but not yet paid amounted to $1 million. The following table presents the activity in this accrual for the 2005 first quarter:

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance at December 31, 2004	$1
Product warranty charges	-
Payments and settlements	-

Balance at March 31, 2005	$1

(12)	Financial Information About the Issuers and Guarantors of Our Debt Securities and Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        The following table sets forth condensed consolidating balance sheets at December 31, 2004 and March 31, 2005, condensed consolidating statements of operations for the 2004 first quarter and 2005 first quarter, and condensed consolidating statements of cash flows for the 2004 and 2005 first quarters of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At March 31, 2005, retained earnings of our subsidiaries subject to such restrictions were approximately $660 million. Investments in subsidiaries are recorded on the equity basis.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
at December 31, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$12	$1	$11	$-	$24

Intercompany loans	50	670	-	62	(782)	-
Intercompany accounts receivable	3	3	35	30	(71)	-
Accounts receivable - third party	-	3	33	170	-	206

Accounts and notes receivable, net	53	676	68	262	(853)	206

Inventories	-	-	47	184	(6)	225
Prepaid expenses and other current assets	13	-	4	22	(14)	25

Total current assets	66	688	120	479	(873)	480

Net property, plant and equipment	-	-	45	338	(5)	378
Deferred income taxes	72	12	73	2	(6)	153
Investments in affiliates	27	-	-	-	(27)	-
Goodwill	-	-	-	139	(116)	23
Other assets	6	16	6	8	(2)	34

Total assets	$171	$716	$244	$966	$(1,029)	$1,068

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2	$17	$7	$61	$(1)	$86
Intercompany loans	-	66	170	629	(865)	-
Third party loans	-	-	-	1	-	1

Short-term debt	-	66	170	630	(865)	1
Accrued income and other taxes	-	19	-	34	(15)	38
Other accrued liabilities	-	-	34	67	(2)	99

Total current liabilities	2	102	211	792	(883)	224

Long-term debt	219	452	-	1	-	672
Other long-term obligations	3	9	86	47	4	149
Payable to equity of investees	-	-	73	-	(73)	-
Deferred income taxes	-	-	-	56	(10)	46
Minority stockholders' equity in
consolidated entities	-	-	-	30	-	30
Stockholders' equity (deficit)	(53)	153	(126)	40	(67)	(53)

Total liabilities and stockholders' deficit	$171	$716	$244	$966	$(1,029)	$1,068

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
at March 31, 2005

	Parent(Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$1	$3	$12	$-	$16

Intercompany loans	52	108	-	57	(217)	-
Intercompany accounts receivable	-	3	27	37	(67)	-
Accounts receivable - third party	-	1	28	147	-	176

Accounts and notes receivable, net	52	112	55	241	(284)	176

Inventories	-	-	57	186	(3)	240
Prepaid expenses and other current assets	13	-	4	21	(13)	25

Total current assets	65	113	119	460	(300)	457

Net property, plant and equipment	-	-	44	325	(4)	365
Deferred income taxes	72	13	71	1	(8)	149
Intercompany loans	-	541	-	-	(541)	-
Goodwill	-	-	-	131	(110)	21
Other assets	6	19	5	7	-	37

Total assets	$143	$686	$239	$924	$(963)	$1,029

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1	$6	$6	$54	$-	$67
Intercompany loans	-	57	183	35	(275)	-
Third party loans	-	-	-	-	-	-

Short-term debt	-	57	183	35	(275)	-
Accrued income and other taxes	1	15	-	33	(17)	32
Other accrued liabilities	-	-	35	58	-	93

Total current liabilities	2	78	224	180	(292)	192

Long-term debt	219	465	-	2	-	686
Intercompany loans	-	-	-	542	(542)	-
Other long-term obligations	1	18	74	49	-	142
Payable to equity of investees	(14)	-	80	-	(66)	-
Deferred income taxes	-	-	-	54	(10)	44
Minority stockholders' equity in
consolidated entities	-	-	-	30	-	30
Stockholders' equity (deficit)	(65)	125	(139)	67	(53)	(65)

Total liabilities and stockholders' deficit	$143	$686	$239	$924	$(963)	$1,029

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Operations
for the Three Months Ended March 31, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)
Net sales	$-	$-	$62	$174	$(39)	$197
Cost of sales	-	-	51	140	(39)	152

Gross profit	-	-	11	34	-	45
Research and development, selling,
administrative and other expenses,
restructuring charges, antitrust
investigations and related lawsuits and
claims, and other (income) expense, net	7	8	14	9	-	38
Interest income	(2)	(11)	-	-	12	(1)
Interest expense	6	8	-	5	(12)	7

Income (loss) before provision for	(11)	(5)	(3)	20	-	1
(benefit from) income taxes and minority
stockholders' share of income
Provision for (benefit from) income taxes	(4)	(2)	1	6	-	1
Minority stockholders' share of income	-	-	-	-	-	-
Equity in earnings of subsidiaries	(7)	-	(14)	-	21	-

Net income (loss)	$-	$(3)	$10	$14	$(21)	$-

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Operations
for the Three Months Ended March 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)
Net sales	$-	$-	$64	$193	$(46)	$211
Cost of sales	-	-	49	149	(36)	162

Gross profit	-	-	15	44	(10)	49
Research and development	-	-	1	2	(1)	2
Selling, administrative and other expenses	-	-	12	21	(7)	26
Other (income) expense, net	(3)	3	3	(3)	6	6
Restructuring charge	-	-	-	-	-	-
Antitrust investigations and related lawsuits
and claims	-	-	-	-	-	-
Interest expense	1	11	-	(1)	1	12
Interest income	-	-	-	-	-	-

Income (loss) before provision for (benefit from) income taxes and minority stockholders' share of income	2	(14)	(1)	25	(9)	3
Provision for (benefit from) income taxes	1	(5)	3	4	(2)	1
Minority stockholders' share of income	-	-	-	-	-	-
Equity in earnings of subsidiaries	8	-	21	-	(29)	-

Net income (loss)	$9	$(9)	$17	$21	$(36)	$2

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Cash Flows
for the Three Months Ended March 31, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by (used in) operating
activities	$(63)	$41	$(104)	$(21)	$(6)	$(153)

Net cash by provided (used in) investing
activities	-	(184)	(57)	(7)	239	(9)

Net cash provided by (used in) financing
activities	63	180	163	21	(233)	194

Net increase (decrease) in cash and cash	-	37	2	(7)	-	32
equivalents
Effect of exchange rate changes on cash and
cash equivalents	-	-	-	-	-	-
Cash and cash equivalents at beginning of
period	-	13	-	21	-	34

Cash and cash equivalents at end of period	$-	$50	$2	$14	$-	$66

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Cash Flows
for the Three Months Ended March 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated

Cash flow from operating activities:
Net Income (loss)	$9	$(9)	$17	$21	$(36)	$2
Adjustment to reconcile net income (loss) to
cash provided by operations:
Depreciation and amortization	-	-	1	8	-	9
Deferred income taxes	-	(1)	3	-	-	2
Adjustment from cost to equity	(8)	-	(21)	-	29	-
Restructuring charge	-	-	-	-	-	-
Loss on exchange of common stock for Senior
Notes	-	-	-	-	-	-
Interest expense	-	-	-	-	-	-
Post retirement plan changes	-	-	(4)	-	-	(4)
Gain of sale of assets	-	-	-	-	-	-
Fair value adjustments on interest rate caps	-	-	-	-	-	-
Other charges, net	(2)	(17)	(7)	60	(27)	7
(Increase) decrease in working capital	-	(13)	(6)	(23)	16	(26)
Long term assets and liabilities	-	-	(1)	(2)	-	(3)

Net cash used in operating activities	(1)	(40)	(18)	64	(18)	(13)
Cash flow from investing activities:
Intercompany investments	-	-	-	-	-	-
Intercompany loans receivable/payable	3	-	45	15	(63)	-
Intercompany debt, net	(2)	12	(23)	(68)	81	-
Capital expenditures	-	-	(2)	(9)	-	(11)
Proceeds from sales of assets	-	-	-	-	-	-
Purchase of derivative investments	-	-	-	-	-	-

Net cash used in investing activities	1	12	20	(62)	18	(11)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	-	-	-	(1)	-	(1)
Revolver borrowings	-	24	-	-	-	24
Long-term debt borrowings	-	-	-	1	-	1
Long-term debt reductions	-	-	-	-	-	-
Sale of Interest Rate Swap	-	(3)	-	-	-	(3)
Financing costs	-	(4)	-	-	-	(4)

Net cash provided by financing activities	-	17	-	-	-	17
Net increase (decrease) in cash and cash
equivalents:	-	(11)	2	2	-	(7)
Effect of exchange rate changes on cash and
cash equivalents	-	-	-	(1)	-	(1)
Cash and cash equivalents at beginning of period	-	12	1	11	-	24

Cash and cash equivalents at end of period	$-	$1	$3	$12	$-	$16

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        Unsecured intercompany term notes in an aggregate principal amount, at March 31, 2005, equal to $541 million (based on currency exchange rates in effect at March 31, 2005), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at March 31, 2005 equals $334 million (based on currency exchange rates in effect at March 31, 2005), or about 77% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at March 31, 2005 of $207 million (based on currency exchange rates in effect at March 31, 2005) and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Revolving Facility, the holders of the Senior Notes and, pursuant to the subsidiary guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

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

(13)    Subsequent Events

        Effective April 1, 2005, we realigned our synthetic graphite and advanced carbon materials lines of business into two new lines of business: a graphite electrode line of business and an advanced carbon solutions line of business. The graphite electrode line of business will

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

focus exclusively on graphite electrodes. The advanced carbon solutions line of business will include cathodes, carbon electrodes and refractories, and advanced synthetic graphite products. Our natural graphite line of business will remain unchanged. The Company will begin reporting segment information consistent with the April management changes in the second quarter of 2005.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Introduction to Part I, Item 2, and Part II, Item 1

Preliminary Notes

        Important Terms. We use various terms to identify various matters. These terms help to simplify the presentation of information in this Report and are defined in the Notes to the Consolidated Financial Statements contained in the Annual Report.

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

        Unless otherwise specifically noted, market and market share data in this Report are our own estimates or derived from sources described in “Part I – Preliminary Notes – Presentation of Financial, Market and Legal Data” in the Annual Report, which description is incorporated herein by reference. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward Looking Statements and Risks” in this Report and “Forward Looking Statements” and “Risk Factors” in the Annual Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources has consented to the disclosure or use of data in this Report.

        Reference is made to the Annual Report for the definitions of “market shares,” major product lines,” “natural graphite products,” “capacity utilization rates” and “throughput.”

        The GRAFTECH logo, GRAFCELL®, EGRAF®, GRAFOIL®, GRAFGUARD®, GRAFSHIELD® and SpreaderShield™ are our trademarks and trade names. This Report also contains trademarks and trade names belonging to other parties.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        We make available, free of charge, on or through our web site, copies of our proxy statements, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We maintain a web site at http://www.graftech.com. We have a Code of Conduct & Ethics which is intended to comply with, at a minimum, the listing standards of the NYSE as well as the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. A copy of our Code of Conduct & Ethics is available on our web site. The information contained on our web site is not part of this Report.

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

        Actual future events and circumstances (including future results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

o	the possibility that additions to capacity for producing steel in electric arc furnaces may not occur or that increases in graphite electrode manufacturing capacity may occur, which may impact demand for or prices or sales volume of graphite electrodes;

o	the possibility that continued global consolidation of the world’s largest steel producers could impact our business or industry;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility that average graphite electrode revenue per metric ton in the future may be different than current spot prices due to changes in product mix, changes in currency exchange rates, changes in competitive market conditions or other factors;

o	the possibility that price increases or surcharges may not be realized;

o	the possibility that economic or technological developments may adversely affect growth in the use of graphite cathodes in lieu of carbon, graphitic or semi-graphitic carbon cathodes in the aluminum smelting process;

o	the possibility that additions to aluminum smelting capacity may not occur or that increases in production of cathodes by competitors may occur, which may impact demand for or prices or sales volume of cathodes;

o	the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management or other products or that they could be subsequently displaced by other products or technologies;

o	the possibility of delays in or failure to achieve widespread commercialization of proton exchange membrane (“PEM”) fuel cells which use our natural graphite-based products or that manufacturers of PEM fuel cells may obtain those products from other sources;

o	the possibility of delays in expanding or failure to expand our manufacturing capacity to meet growth in demand for existing, new or improved products, if any;

o	the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others;

o	the occurrence of unanticipated events or circumstances relating to antitrust investigations, lawsuits or claims or to the lawsuit initiated by us against our former parents;

o	the possibility that the anticipated benefits from organizational and work process redesign or other system changes may be delayed or may not occur;

o	the possibility that our provision for income taxes and effective income tax rate or cash tax rate may fluctuate significantly due to changes in tax planning, tax laws, profitability and other factors;

o	the occurrence of unanticipated events or circumstances relating to health, safety or environmental compliance or remediation obligations or liabilities to third parties or relating to labor relations;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility that taxes or other matters could be impacted by the American Job Creation Act of 2004;

o	the possibility of changes in interest or currency exchange rates, in competitive conditions, or in inflation;

o	the possibility of failure to satisfy conditions or milestones under, or occurrence of breach of terms of, our strategic alliances with Alcan, Ballard Power Systems or others;

o	the possibility of changes in government funding of, or failure to satisfy eligibility conditions to, government grants;

o	the possibility that our high leverage, substantial debt and other obligations could limit our financial resources and ability to compete and may make us more vulnerable to adverse economic events;

o	the possibility that our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in fiscal policies by the U.S. and other governments, developments in the Middle East, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism;

o	the possibility that interruption in our major raw material, energy or utility supplies due to, among other things, natural disasters, process interruptions, actions by producers, and capacity limitations, that may adversely affect our ability to manufacture and supply our products or result in higher costs;

o	the possibility of interruptions in production at our facilities due to, among other things, critical equipment failure, may adversely affect our ability to manufacture and supply our products or result in higher costs;

o	the possibility that a service provider to whom we outsource global information technology and finance and accounting business process services may fail to provide these services;

o	the possibility that we may not complete planned asset sales for amounts or at times anticipated or at all, or that we may not achieve the earnings that we provide as guidance from time to time;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility that our internal controls over financial reporting may become inadequate because of changes in conditions or that the degree of compliance with our policies and procedures may deteriorate or that our internal controls may not operate effectively and therefore do not prevent or detect misstatements; and

o	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

General

        During the 2005 first quarter, we had three lines of business, as follows:

o	A synthetic graphite line of business, which primarily serves the steel, aluminum, transportation and semiconductor industries and includes graphite electrodes, cathodes and advanced synthetic graphite materials and related services. We have a strategic alliance in the cathode business with Alcan, one of the world’s largest aluminum producers, which is a 30% owner of our cathode subsidiary, Carbone Savoie.

o	A natural graphite line of business, which primarily serves the electronics, automotive, petrochemical and power generation industries and includes advanced flexible graphite and flexible graphite solutions and related services. We have a strategic alliance in the natural graphite business with Ballard Power Systems, the world’s recognized leader in PEM fuel cells. Ballard Power Systems became a strategic investor in AET in June 2001, by investing $5 million in shares of Ballard Power Systems common stock for a 2.5% equity ownership interest in AET.

o	An advanced carbon materials line of business, which primarily serves the silicon metal, steel and ferro alloy industries and includes carbon electrodes and refractories and related services.

        Our synthetic graphite line of business constitutes its own reportable segment, and our natural graphite and advanced carbon materials lines of business together constitute our Other reportable segment. See Note (5) to the Consolidated Financial Statements for certain information regarding our reportable segments.

        Effective April 1, 2005, we realigned our synthetic graphite and advanced carbon materials lines of business into two new lines of business: a graphite electrode line of business and an advanced carbon solutions line of business. The graphite electrode line of business will focus exclusively on graphite electrodes. The advanced carbon solutions line of business will include cathodes, carbon electrodes and refractories, and advanced synthetic graphite products. Our natural graphite line of business will remain unchanged. The Company will begin reporting segment information consistent with the April management changes in the second quarter of 2005.

        Reference is also made to the information under “Preliminary Notes – Businesses” in our other SEC filings for background information on our businesses, industry and related matters.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Global Economic Conditions and Outlook

        We are impacted in varying degrees, both positively and negatively, as global, regional or country economic conditions fluctuate.

        Synthetic Graphite. Although we have noted instances of softening steel production in certain segments, including several mills opting to take extended or earlier than planned maintenance downtime, we remain cautiously optimistic about 2005 steel production levels, as previously rising steel inventories appear to be declining. We believe that underlying steel demand remains strong and should continue reducing the steel inventory overhang during the 2005 second quarter. Overall, we believe that global and regional economic conditions will continue to be strong in 2005, resulting in increased steel and aluminum production and increased graphite electrode and cathode demand.

        In the 2004 fourth quarter, we initiated a base price adjustment (a “BPA”) on 2005 orders for melter graphite electrodes. The BPA was based on, among other things, graphite electrode demand, raw material availability and increasing production costs. As a result of this action and continued book building at higher prices, we expect average melter graphite electrode revenue per metric ton to be approximately $600, or 24%, higher in 2005 than in 2004.

        In the non-melter graphite electrode segment, prices vary significantly due to the variety of end markets and performance requirements across those end markets and, to a lesser extent, higher availability of lower grade products. Average revenue per metric ton in this segment is expected to increase approximately $100 in 2005 as compared to 2004.

        Based on these pricing actions, we expect 2005 average graphite electrode revenue per metric ton, including both melter and non-melter segments, to be between $2,900 and $3,000, approximately 15% to 20% higher than in 2004. We expect our graphite electrode sales volume in 2005 to be approximately 210,000 metric tons, or 6% lower than 2004.

        We purchase our raw materials from a variety of sources. For 2005, we have secured virtually all of our needle coke volume requirements and have locked in price on the volume. We expect our graphite electrode production costs, including the impact on profitability from potentially lower utilization rates of our graphite electrode capacity, will increase by approximately 10% to 12% in 2005 as compared to 2004. Approximately half of the increase is expected from inflation in production costs, in particular coke, energy and freight. We have entered into firm price contracts for approximately 75% of our graphite electrode production costs, excluding the impact of changes in currency exchange rates. The balance of the increase is expected from the impact of changes in currency exchange rates, as virtually all of our graphite electrode production is outside the United States.

        Our venture with Alcan, which is a 30% owner of our cathode business and which purchases cathodes from us under requirements contracts that remain in effect through 2006, continues to position us as the leading supplier of cathodes to the aluminum industry. We believe that, over the long term, demand for graphite cathodes will increase relative to semi-

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

graphitic cathodes as new smelting furnaces are built, thereby reducing the current excess supply of graphite cathodes.

        Other.  We expect growing net sales of our electronic thermal management products and services. We have hired and are continuing to hire additional personnel in sales, marketing and research and development to support our growth. We have a formal targeted hiring plan to grow the advanced energy technology team to about 200 employees over the next 18 months. These resources will focus on the continued growth of the electronic thermal management business as we continue to leverage our successes to penetrate new customers and applications and identify new market opportunities. We estimate sales of these products to increase by at least 50% in 2005 as compared to 2004.

        We expect continued strong demand for most of our other products, with incremental profitability due to product mix and prices. In particular, demand for advanced synthetic graphite products used in the transportation, oil and gas and metallurgical industries continues to be strong. Demand for our carbon refractories continues to be strong as a result of our increased penetration of various markets, particularly Europe and China, and increased blast furnace construction and refurbishment. We continue to seek to drive productivity and cost improvements in all of these businesses.

        Overall. We expect our net sales to increase by over 10% in 2005 as compared to 2004. The 2005 cash tax rate is targeted to be less than 30%, whereas the effective tax rate is expected to be between 36% to 38%. Capital expenditures are estimated to be between $45 and $50 million and depreciation expense is estimated to be about $38 million in 2005.

        Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes – Forward Looking Statements and Risks” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

Results of Operations

        Three Months Ended March 31, 2005 as Compared to Three Months Ended March 31, 2004. Net sales of $211 million in the 2005 first quarter represented a $14 million, or 7%, increase from net sales of $197 million in the 2004 first quarter, primarily due to higher net sales in our synthetic graphite line of business. Cost of sales of $162 million in the 2005 first quarter represented a $10 million, or 7%, increase from cost of sales of $152 million in the 2004 first quarter, primarily due to higher sales volumes. Gross profit of $49 million in the 2005 first quarter represented a $4 million, or 9%, increase from gross profit of $45 million in the 2004 first quarter. Gross margin was 23.0% in the 2005 first quarter as compared to gross margin of 22.8% in the 2004 first quarter. See below for further details regarding such changes.

        Synthetic Graphite Segment. Net sales of $185 million in the 2005 first quarter represented an $11 million, or 7%, increase from net sales of $174 million in the 2004 first quarter. The increase was due primarily to higher average graphite electrode sales revenue per metric ton of $21 million, including a $2 million net favorable currency benefit, and higher sales

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

volume of advanced synthetic graphite materials of $5 million, offset by lower sales volume of graphite electrodes of $8 million and an unfavorable product mix of cathodes and related products of $2 million. Average sales revenue per metric ton of graphite electrodes in the 2005 first quarter was $2,815 as compared to $2,485 in the 2004 first quarter. Volume of graphite electrodes sold was 47,300 metric tons in the 2005 first quarter as compared to 50,600 metric tons in the 2004 first quarter.

        Cost of sales of $141 million in the 2005 first quarter represented an $8 million, or 6%, increase from cost of sales of $133 million in the 2004 first quarter. Cost of sales increased throughout the synthetic graphite segment primarily due to production cost increases associated with the unfavorable impact of currency exchange rates from the impact of the weaker U.S. dollar, primarily relative to the South African Rand, the Brazilian Real and the Euro, of $4 million, and to a lesser extent, increased coke, energy, freight and other costs of $4 million. As a result, gross profit in the 2005 first quarter was $44 million, 7% or $3 million higher than the 2004 first quarter. Gross margin was 23.7% of net sales in the 2005 first quarter as compared to the 23.5% of net sales in the 2004 first quarter.

        Other Segment. Net sales of $26 million in the 2005 first quarter represented a $3 million, or 13%, increase from net sales of $23 million in the 2004 first quarter. This increase was primarily due to a $3 million increase in electronic thermal management sales (to $5 million), from $2 million in the 2004 first quarter, offset by a decrease of $1 million in sales of other natural graphite products. The balance of the increase was due primarily to higher sales volumes of carbon electrodes. Cost of sales of $21 million in the 2005 first quarter represented a $2 million, or 11%, increase from cost of sales of $19 million in the 2004 first quarter. The increase in cost of sales was primarily related to higher sales volumes of our carbon electrodes and various other costs. Gross profit in the 2005 first quarter was $5 million (a gross margin of 18.6% of net sales) as compared to gross profit in the 2004 first quarter of $4 million (a gross margin of 17.6% of net sales).

        Items Affecting Us as a Whole. Selling, administrative and other expenses were $26 million in the 2005 first quarter and $21 million in the 2004 first quarter. The increase was due primarily to higher variable compensation expense of $2 million, higher selling expenses of $1 million associated with higher net sales, the negative impact of net changes on currency exchange rates of $1 million and $1 million of various other costs.

        Other expense, net, was $6 million in the 2005 first quarter and consisted primarily of $7 million of currency exchange losses, primarily associated with Euro-denominated intercompany loans, a $2 million write-off of capitalized bank fees and $1 million of bank and other financing fees. These costs were partially offset by the favorable fair value adjustments on the Debenture redemption make-whole provision of $3 million.

        Other expense, net, was $13 million in the 2004 first quarter and consisted primarily of a $6 million loss on reduction of Senior Notes outstanding, a $2 million fair value adjustment on interest rate caps, $2 million of currency exchange losses, primarily associated with Euro-

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

denominated intercompany loans, a $2 million charge for legal, environmental and other related assets and $3 million of bank and other financing fees and various other costs. These expenses were partially offset by a curtailment gain from the termination of a defined benefit pension plan of $2 million.

        In the 2005 first quarter, restructuring charges were nominal. In the 2004 first quarter, we recorded a $1 million charge primarily associated with changes in estimates related to U.S. voluntary and selective severance programs.

        The following table summarizes activity relating to the accrued expense in connection with the restructuring charges. The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in millions)
Balance at December 31, 2004	$5	$4	$9
Restructuring charges	-	-	-
Change in estimate	-	-	-
Payments and settlements	(2)	(1)	(3)

Balance at March 31, 2005	$3	$3	$6

        The components of this balance at March 31, 2005 consist primarily of $2 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy, $2 million related primarily to remaining lease payments on our former corporate headquarters, $1 million related to the closure of our graphite electrode manufacturing operations in Welland, Canada and $1 million related to the closure of our advanced synthetic graphite machining operations in Sheffield, United Kingdom. We expect to make $3 million of these payments by the end of 2005, with the majority of the remaining payments to be paid by the end of 2007. It is also possible that we may, at any time, decide to permanently shut down certain remaining graphite electrode operations in Italy. In such event, we may record additional restructuring charges and incur additional exit costs.

        In the 2004 first quarter, we recorded a $1 million charge for additional potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        The following table presents an analysis of interest expense:

	For the Three Months Ended March 31,
	2004	2005
	(Dollars in millions)
Interest incurred on debt	$14	$13
Interest rate swap benefit	(4)	(1)
Amortization of fair value adjustments for terminated hedge instruments	(1)	(1)
Accelerated amortization of fair value adjustments for terminated hedge instruments
due to reduction of Senior Notes	(3)	-
Amortization of debt issuance costs	1	1

Interest expense	$7	$12

        Average total debt outstanding was $679 million in the 2005 first quarter as compared to $668 million in the 2004 first quarter. The average annual interest rate was 6.5% in the 2005 first quarter as compared to 5.8% in the 2004 first quarter. These average annual rates include the benefits of our interest rate swaps, but exclude imputed interest on the DOJ antitrust fine for the 2004 first quarter and the acceleration of the amortization of gains realized from the sale of interest rate swaps due to the early extinguishment of debt from our exchanges of common stock for Senior Notes outstanding.

        Interest income amounted to $1 million in the 2004 first quarter primarily due to interest earned on cash proceeds from the issuance and sale of the Debentures and interest earned on the provisional payment made to the EU Competition Authority in February 2004.

        Provision for income taxes was a charge of $1 million in the 2005 first quarter and in the 2004 first quarter. The effective income tax rate was approximately 37% in the 2005 first quarter as compared to approximately 65% in the 2004 first quarter. The higher effective income tax rate in the 2004 first quarter was primarily due to nondeductible expenses associated with the restructuring charge. We estimate that we will have an effective income tax rate between 36% to 38% for 2005, excluding the effects of nondeductible restructuring expenses.

        As a result of the matters described above, net income was $2 million in the 2005 first quarter as compared to a break-even position in the 2004 first quarter.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        During the past three years, we experienced higher freight, energy and other raw material costs primarily due to substantial increases in regional and worldwide market prices of natural gas and other petroleum-based raw materials. We seek to mitigate the effects of those increases on our cost of sales through improved operating efficiencies, higher prices for our products and ongoing cost savings, and, in some cases, fixed price or derivative hedging contracts. We have in the past entered into, and may in the future enter into, natural gas hedge contracts to effectively fix our direct and indirect natural gas cost exposure in North America (45% of direct worldwide exposure). In addition, we have in the past entered into and may in the future enter into, short duration fixed rate purchase contracts with certain of our natural gas suppliers in order to mitigate seasonal increases in our natural gas costs. We currently do not have any natural gas derivative contracts. We cannot assure you that future increases in our costs will not occur or exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

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

        We account for our Mexican and Russian subsidiaries using the dollar as its functional currency, as sales and purchases for each subsidiary are predominantly dollar-denominated. Our remaining subsidiaries use their local currency as their functional currency.

        We also record foreign currency transaction gains and losses as part of other (income) expense, net.

        Significant changes in currency exchange rates impacting us are described under “Effects of Changes in Currency Exchange Rates” and “Results of Operations – Items Affecting Us as a Whole.”

PART I (CONT’D)
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

        During the 2005 first quarter, the average exchange rate of the Euro, the South African Rand and the Brazilian Real increased about 6%, 17% and 11%, respectively, when compared to the average exchange rate for the 2004 first quarter. During the 2005 first quarter, the average exchange rate for the Mexican Peso declined less than 1% when compared to the average exchange rate for the 2004 first quarter.

        In the case of net sales of graphite electrodes, the impact of these events was an increase of about $2 million in the 2005 first quarter as compared to the 2004 first quarter. In the case of cost of sales of graphite electrodes, the impact of these events was an increase of about $4 million in the 2005 first quarter as compared to the 2004 first quarter.

        The impact of these events on net sales of cathodes was an increase of about $2 million in the 2005 first quarter as compared to the 2004 first quarter. The impact of these events on cost of sales of cathodes was an increase of about $2 million in the 2005 first quarter as compared to the 2004 first quarter.

        We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At March 31, 2005, the aggregate principal amount of these loans was $449 million (based on currency exchange rates in effect at March 31, 2005). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded in other (income) expense, net, on the Consolidated Statements of Operations. In the 2004 first quarter, we had a net total of $2 million in currency losses, including $5 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the 2005 first quarter, we had a net total of $7 million in currency losses, including $8 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments as described under “Item 3–Qualitative and Quantitative Disclosures about Market Risk.”

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

        We are highly leveraged and have other substantial obligations. At March 31, 2005, we had total debt of $686 million, cash and cash equivalents of $16 million and a stockholders’ deficit of $65 million. In addition, we have historically factored a portion of our accounts receivable and used the proceeds to reduce our debt. We have used a portion of the net proceeds from the issuance and sale of the Debentures in January 2004 to replace the cash previously provided by such factoring. As such, certain of our subsidiaries sold receivables totaling $7 million in 2004. No receivables were factored in the 2005 first quarter.

        We use cash and cash equivalents, funds available under the Revolving Facility, subject to continued compliance with the financial covenants and representations under the Revolving Facility, as well as cash flow from operations as our primary sources of liquidity. The Revolving Facilities provides for maximum borrowings of up to $215 million. At March 31, 2005, $183 million was available (after consideration of outstanding letters of credit of $8 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

        At March 31, 2005, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants in 2005. If we were to believe that we would not continue to comply with these

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

        At March 31, 2005, 68% (or $461 million) of our total debt, excluding the fair value adjustments to debt and unamortized bond premium, had effectively been converted to variable rate obligations. At March 31, 2005, we had swaps for a notional amount of $435 million. We have interest rate swaps that effectively convert the fixed rate debt (represented by the Senior Notes) into variable rate debt. At March 31, 2005, variable interest was calculated based on the six month LIBOR rate as of the date of payment plus 5.7940%, calculated in arrears for $285 million aggregate notional amount, and based on the six month LIBOR plus 5.7967%, for the remaining $150 million aggregate notional amount. In the 2005 second quarter, we sold $20 million notional amount of swaps and paid a nominal fee. As a result of these transactions, we now hold $415 million notional amount of swaps for the remaining term of the Senior Notes.

        At March 31, 2005, we also had interest rate caps for a total notional amount of $500 million through August 2007. These instruments effectively cap our interest rate exposure, represented by the net impact of our swaps on the Senior Notes, to no greater than 11.3% per annum.

        At March 31, 2005, the Revolving Facility had an effective interest rate of 5.70%, our $435 million principal amount of Senior Notes had an effective rate of 9.19% (i.e., a fixed rate of 10.25%, effectively swapped to a variable rate of the LIBOR plus 5.7949%) and our $225 million principal amount of Debentures had a fixed rate of 1.625%. We estimate that we will have interest expense of approximately $49 million for 2005.

        We continue to implement interest rate management initiatives to seek to minimize interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk” in this Report.

        Cash Flow and Plans to Manage Liquidity. We use cash and cash equivalents, funds available under the Revolving Facility and cash flow from operations as our primary sources of liquidity.

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

        As part of our cash management activities, we seek to manage accounts receivable credit risk and collections and payment of accounts payable to maximize our free cash at any given

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

time and minimize accounts receivable losses. We may from time to time and at any time exchange or purchase Senior Notes in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. We also continue to evaluate other opportunities to reduce our obligations, including the obligations associated with our U.S. defined benefit plan, which was frozen in 2003. We intend to continue to sell real estate, non-strategic businesses and certain other non-strategic assets. We cannot assure you if or when we will be able to complete these sales or that we will realize proceeds therefrom that meet our current expectations.

        Our high leverage and other substantial obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations, thereby reducing funds available to us for other purposes.

        We believe that the long term fundamentals of our business continue to be sound. Accordingly, although we cannot assure you that such will be the case, we believe that, based on our expected cash flow from operations, our existing capital resources, and taking into account our working capital needs and our efforts to reduce costs, improve efficiencies and product quality, and accelerate commercialization of new products and cash flow, we will be able to manage our liquidity to permit us to service our debt and meet our obligations when due. Based on expected operating results and expected cash flows, we expect to be in compliance with all financial and other covenants in 2005.

        Cash Flows. In general, during the 2004 first quarter and the 2005 first quarter, we used cash in operating activities (including payments related to restructurings and antitrust investigations, lawsuits and claims) as well as for capital expenditures. Financing for these uses was provided primarily by our incurrence of long-term and short-term debt.

        Cash Flow Used in Operating Activities. Cash flow used in operating activities was $13 million in the 2005 first quarter as compared to $153 million in the 2004 first quarter, an improvement of $140 million.

        Cash used in operating activities was $13 million in the 2005 first quarter. The primary uses consisted of $26 million for working capital and $3 million for other long-term assets and liabilities, offset by $16 million of cash from net income, after adding back the net effect from non-cash items. Working capital uses related primarily to a $22 million increase in inventories (due to an increase in work in process and finished inventory buffers positioned throughout our facility, necessary to enhance the reliability and stability of our graphite electrode production network, increase productivity and reduce distribution costs), a $24 million decrease in payables (due to timing of payment patterns, including our semi-annual interest payment on the Senior Notes), $3 million of restructuring payments and $3 million of payments of antitrust investigations and related lawsuits and claims, offset by a $26 million decrease in accounts and notes receivable. Other long-term assets and liabilities uses were primarily for pension, postretirement and other employee benefits. Non-cash items consisted primarily of $9 million of depreciation and amortization and $7 million of other net charges.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Cash used in operating activities was $153 million in the 2004 first quarter. The primary uses consisted of $166 million for working capital and $16 million for other long-term assets and liabilities offset by a source of cash of $29 million from the net loss, after adding back the net effect from non-cash items. Working capital uses related primarily to a $71 million provisional payment against the EU antitrust fine, $13 million of restructuring payments, decreases in payables due to timing of payment patterns (including our semi-annual interest payment on the Senior Notes), and a reduction in factoring of accounts receivable of $41 million. Other long-term assets and liabilities uses were primarily for pension and postretirement benefits. Non-cash items consisted primarily of $12 million related to deferred income taxes, $9 million of depreciation and amortization and $5 million of loss on exchange of common stock for Senior Notes.

        Cash Flow Used in Investing Activities. Cash flow used in investing activities was $11 million in the 2005 first quarter and $9 million in the 2004 first quarter. Virtually all of such investing activities consisted of capital expenditures.

        Capital expenditures amounted to $11 million for the 2005 first quarter and related primarily to graphite electrode productivity and production stability initiatives and other essential capital maintenance.

        Capital expenditures of $9 million in the 2004 first quarter related primarily to the expansion of graphite electrode manufacturing capacity, implementation of People Soft Enterprise One (formerly known as J.D. Edwards) information systems and essential capital maintenance.

        Cash Flow Provided by Financing Activities. Cash flow provided by financing activities was $17 million in the 2005 first quarter as compared to $194 million during 2004 first quarter.

        During the 2005 first quarter, we borrowed $24 million under the Revolving Facility. We used these borrowings primarily to pay our semi-annual interest payment on the Senior Notes. In the 2005 first quarter, we also paid $4 million of financing costs in conjunction with the refinancing of the Revolving Facility and $3 million in connection with interest rate swaps.

        During the 2004 first quarter, we received gross proceeds of $225 million (less issuance costs of $7 million) from the sale of the Debentures. We used these proceeds primarily to repay term loans of $21 million outstanding under the Senior Facilities. We also used these proceeds to make a provisional payment of $71 million to the EU Competition Authority against the EU antitrust fine and to replace cash previously provided by factoring of accounts receivable. In January 2004, we also purchased $8 million aggregate principal amount of Senior Notes, plus accrued interest, for $9 million in cash.

Restrictions on Dividends and Stock Repurchases

        A description of the restrictions on our ability to pay dividends and our ability to repurchase common stock is set forth under “Item 5 – Dividend Policies and Restrictions” in the

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Annual Report. Such description contains all of the information required with respect thereto.

Recent Accounting Pronouncements

        A description of recent accounting pronouncements is set forth under “New Accounting Standards” in Note 2 to the Notes to the Consolidated Financial Statements contained in this Report, and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

Description of Our Financing Structure

        The description of the Revolving Facility, the Senior Notes and the Debentures set forth under “Long-Term Debt and Liquidity” and “Subsequent Events” in the Annual Report is incorporated by reference, subject to the additional or different information set forth in this Report.

   Revolving Facility

        On February 8, 2005, we entered into an Amended and Restated Credit Agreement, dated as of February 8, 2005, among GTI, GrafTech Finance, GrafTech Global, the LC Subsidiaries from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank.

        As amended and restated, the Credit Agreement provides for, among other things, an extension until July 15, 2010 of the maturity of the Revolving Facility, lower interest rates, less restrictive financial covenants, additional flexibility for investments and acquisitions and, subject to certain conditions (including a maximum senior secured leverage ratio test), an accordion feature that permits GrafTech Finance to establish additional credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $425 million.

        The Revolving Facility provides for revolving and swingline loans to GrafTech Finance and issuance of letters of credit for the account of GrafTech Finance and other designated subsidiaries from time to time in an aggregate principal and stated amount at any time not to exceed $215 million. Loans and letters of credit may be denominated in dollars, euros and certain other currencies and are available for working capital and other general corporate purposes.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

   Senior Notes

        GrafTech Finance currently has $435 million aggregate principal amount of Senior Notes outstanding. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year at the rate of 10.25% per annum. The Senior Notes mature on February 15, 2012.

        Unsecured intercompany term notes in an aggregate principal amount, at March 31, 2005, equal to $541 million (based on currency exchange rates in effect at March 31, 2005) issued by our operating subsidiaries in Mexico, South Africa and Switzerland and our holding company subsidiary in France and guarantees of those unsecured intercompany term notes by our principal foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at March 31, 2005 equals $334 million (based on currency exchange rates in effect at March 31, 2005), or about 77% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at March 31, 2005 of $207 million (based on currency exchange rates in effect at March 31, 2005) and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors of GrafTech Finance (including the lenders under the Revolving Facility, the holders of the Senior Notes and the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

        Our operating subsidiary in Russia, Carbone Savoie, AET and certain immaterial domestic and foreign operating and holding companies are neither guarantors of the secured intercompany revolving note of our Swiss subsidiary that is pledged to secure the Revolving Facility nor guarantors of the Senior Notes or the unsecured intercompany term notes pledged to secure the Senior Notes, nor guarantors of the Debentures. At December 31, 2004 and March 31, 2005, the aggregate combined book value of their assets was about $185 million and $189 million, respectively, and their debt and liabilities totaled $74 million (excluding intercompany trade and other miscellaneous liabilities of $19 million) and $82 million (excluding intercompany trade and other miscellaneous liabilities of $9 million), respectively. For the 2005 first quarter their aggregate combined net income was nil and for the 2004 first quarter their aggregate combined net income was about $1 million. For the 2005 first quarter and 2004 first quarter, their aggregate combined net source of cash from operations was about $3 million and $13 million, respectively (excluding the impact of payments and borrowings under a short-term unsecured intercompany cash flow note issued by Carbone Savoie).

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

Litigation Initiated By Us Against Our Former Parents

        In February 2000, we commenced a lawsuit against our former parents, Mitsubishi Corporation and Union Carbide Corporation, to recover certain payments made to them in connection with our leveraged equity recapitalization in January 1995 as well as certain unjust receipts by them from their investments in us and damages for aiding and abetting breaches of fiduciary duties owed to us by our former senior management in connection with illegal graphite electrode price fixing activities. We were seeking to recover more than $1.5 billion, including interest. In November 2002, the SDNY District Court granted Union Carbide Corporation’s motion to disqualify certain of our counsel. In January 2004, the SDNY District Court granted the defendants’ motion to dismiss this lawsuit. We appealed the grant of both motions to the Circuit Court of Appeals, which affirmed the decisions of the SDNY District Court. We sought a rehearing before the Circuit Court of Appeals, which was denied in March 2005. After a thorough review of our appeal options, we have determined to not seek any further appeals in this matter. Through March 31, 2005, we had incurred about $7 million of legal expenses in connection with this lawsuit.

Antitrust Litigation Against Us

        In 1997, the DOJ and the EU Competition Authority commenced investigations into alleged violations of the antitrust laws in connection with the sale of graphite electrodes. The antitrust authorities in Canada, Japan and Korea subsequently began similar investigations. The EU Competition Authority also commenced an investigation into alleged antitrust violations in connection with the sale of specialty graphite. These antitrust investigations have been finally resolved. Several of the investigations resulted in the imposition of fines against us. These fines, or payments in accordance with a payment schedule, in the case of the DOJ antitrust fine, have been timely paid.

        We have settled virtually all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us arising out of alleged antitrust violations occurring prior to the date of the relevant settlement in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. All settlement payments due have been timely paid. There remain, however, certain pending claims as well as pending lawsuits in the U.S. relating to the sale of graphite electrodes sold to foreign customers. It is also possible that additional antitrust lawsuits and claims could be asserted against us in the U.S. or other jurisdictions. We are currently not reserved for such matters.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

Product Warranties

        We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. At December 31, 2004 and March 31, 2005, claims accrued but not yet paid amounted to $1 million. The following table presents the activity in this accrual for the 2005 first quarter:

Balance at December 31, 2004	$1
Product warranty charges	-
Payments and settlements	-

Balance at March 31, 2005	$1

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risks primarily from changes in interest rates, currency exchange rates, commercial energy rates, and changes to the fair value of the redemption option and related make-whole provision under the Debentures. We routinely enter into various transactions that have been authorized according to documented policies and procedures to manage these well-defined risks. These transactions relate primarily to financial instruments described below. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not use financial instruments for trading purposes.

        Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to LIBOR or euro LIBOR. Our exposure to changes in currency exchange rates results primarily from:

o	sales made by our subsidiaries in currencies other than local currencies;

o	raw material purchases made by our foreign subsidiaries in currencies other than local currencies; and

o	investments in and intercompany loans to our foreign subsidiaries and our share of the earnings of those subsidiaries, to the extent denominated in currencies other than the dollar.

        Our exposure to changes in energy costs results primarily from the purchase of natural gas and electricity for use in our manufacturing operations. Our exposure to changes in the fair value of the redemption make-whole option results primarily from changes in the closing price of our common stock during each quarterly period.

        Interest Rate Risk Management. We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Revolving Facility. We have interest rate swaps that effectively convert fixed rate debt (represented by the Senior Notes) into variable rate debt.

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

        In the 2005 first quarter, we sold $15 million notional amount of undesignated swaps and paid a nominal fee. Additionally, we sold $150 million notional amount of our fair value hedge swaps and paid $3 million in cash. Immediately thereafter, we repurchased $150 million notional amount of fair value hedge swaps with a different counterparty. As a result of these transactions, at March 31, 2005, we held $435 million notional amount of swaps. In the 2005

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

second quarter, we sold $20 million notional amount of swaps and paid a nominal fee. As a result of these transactions, we now hold $415 million notional amount of swaps for the remaining term of the Senior Notes.

        At December 31, 2004 and March 31, 2005 (excluding the offsetting value of our interest rate caps), the principal value of our debt was reduced by $10 million and $17 million, respectively, as a result of our fair value hedges. The market values of those interest rate swaps, excluding changes in value resulting from accrued interest payable or receivable from the counterparty, are currently recorded as part of other long-term obligations on the Consolidated Balance Sheets. Accrued interest receivable from or payable to the counterparty is recorded as a component of interest expense on the Consolidated Statement of Operations.

        Such interest rate swaps have effectively converted our fixed rate debt (represented by the Senior Notes) into variable rate debt. At December 31, 2004, such variable interest was calculated based on the six month LIBOR rate as of the date of payment plus 5.7940%, calculated in arrears. At March 31, 2005, variable interest was calculated based on the six month LIBOR rate as of the date of payment plus 5.7940%, calculated in arrears for $285 million aggregate principal amount of our Senior Notes outstanding, and based on the six month LIBOR plus 5.7967% for the remaining $150 million aggregate principal amount of our Senior Notes outstanding.

        All of our swaps are valued monthly, and we are required to provide cash collateral to the counterparty to the extent that the fair market value of the swap liability, net of the fair market value of our interest rate caps, exceeds a specific threshold. At December 31, 2004, all of our swaps were with one counterparty and this threshold was $15 million. At March 31, 2005, this threshold for posting cash collateral was $30 million ($15 million pertaining to the newly purchased $150 million of fair value swaps and $15 million for the remaining $285 million). We were not required to provide any cash collateral at December 31, 2004 or March 31, 2005.

        When we sell a fair value hedge swap, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through debt-for-equity exchanges, repurchases or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs. At December 31, 2004 and March 31, 2005, the principal value of our debt was increased by $25 million and $21 million, respectively, as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $15 million and a $4 million increase in the fair value of our debt at December 31, 2004 and March 31, 2005, respectively, and was recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.”

        Interest rate swaps reduced our interest expense by approximately $8 million in the 2004 first quarter. The reduction was due to the benefit from current interest rate swaps in the amount of $4 million, $1 million of amortization of fair value adjustments for previously sold interest

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

rate swaps and $3 million due to the acceleration of the amortization of fair value adjustments for previously sold interest rate swaps due to a reduction of Senior Notes.

        Interest rate swaps reduced our interest expense by $2 million in the 2005 first quarter. The reduction was due to the benefit from current interest rate swaps in the amount of $1 million and the amortization of fair value adjustments for previously sold interest rate swaps of $1 million.

        We enter into agreements with financial institutions that are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure, represented by the net impact of our swaps on the Senior Notes, to no greater than 11.3% per annum. At December 31, 2004 and March 31, 2005, we had interest rate caps for a notional amount of $500 million. All of our interest rate caps are marked-to-market monthly. Gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. The mark-to-market adjustment on caps was a $2 million loss for the 2004 first quarter and a nominal gain for the 2005 first quarter.

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

        The notional amount of open foreign exchange contracts used by us to minimize foreign currency exposure against euro depreciation was $54 million at December 31, 2004 and $39 million at March 31, 2005. These contracts are marked-to-market monthly and gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. We recorded a nominal gain with respect to contracts held during the 2005 first quarter. There were no contracts outstanding during the 2004 first quarter.

        Commercial Energy Rate Management. We currently do not have any natural gas derivative or other commercial energy rate contracts. We have in the past entered, and may in the future enter, into short duration fixed rate purchase contracts with certain of our natural gas suppliers in order to mitigate seasonal increases in our natural gas costs. We currently have such contracts with certain of our natural gas suppliers.

        Derivative Liability Associated with the Debentures. The redemption make-whole option is accounted for separately from the underlying debt and recorded as a derivative financial

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

instrument. The embedded derivative financial instrument was classified as a derivative liability upon issuance and is included in the other long-term obligations in the Consolidated Balance Sheet. At each balance sheet date, we adjust the redemption make-whole option to its estimated fair value. Upon issuance at January 22, 2004, the estimated fair value of our derivative liability was $6 million. At December 31, 2004, the estimated fair value of our derivative liability was $4 million. At March 31, 2005, the estimated fair value of our derivative liability was $1 million. We estimate the fair value of the redemption make-whole option using a financial model that uses several assumptions, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period.

        Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates, interest rates and the Debenture redemption make-whole option on results of operations for the 2005 first quarter. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the 2005 first quarter by about $4 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points (including the impact of such increase on current interest rate swaps) would have increased our interest expense by about $1 million for the 2005 first quarter. Based on this analysis, a hypothetical 10% increase or decrease in the more relevant variables (particularly our current stock price, historical stock price volatility and borrowing costs) would have a nominal effect on the redemption make-whole option.

Item 4. Controls and Procedures

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Changes in Internal Controls Over Financial Reporting

        Management's evaluation of disclosure controls and procedures did not identify any change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

        This information required in response to this Item is set forth in Note 11 to the Notes to Consolidated Financial Statements contained in this Report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect thereto.

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

GRAFTECH INTERNATIONAL LTD.

Date: May 10, 2005	By:/s/ Corrado F. De Gasperis Corrado F. De Gasperis Vice President, Chief Financial Officer, & Chief Information Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer & President.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer & President.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.