Form 10-Q
period 2005-06-30
GRAFTECH INTERNATIONAL LTD
filed 2005-08-04
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q
___________________

(Mark One) [ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________________ to ____________________

_________________

Commission file number: 1-13888
___________________

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

Yes  [ X ]      No  [     ]

As of June 30, 2005, 97,700,175 shares of common stock, par value $.01 per share, were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)
(Unaudited)

	At December 31, 2004	At June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$24	$10
Accounts and notes receivable, net of allowance for doubtful accounts of $4 million at December 31, 2004 and June 30, 2005	206	170
Inventories	225	245
Prepaid expenses and other current assets	25	25

Total current assets	480	450

Property, plant and equipment	1,131	1,091
Less: accumulated depreciation	753	728

Net property, plant and equipment	378	363
Deferred income taxes	153	139
Goodwill	23	20
Other assets	34	34

Total assets	$1,068	$1,006

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$86	$86
Short-term debt	1	3
Accrued income and other taxes	38	10
Other accrued liabilities	99	87

Total current liabilities	224	186

Long-term debt:
Principal value	655	684
Fair value adjustments for hedge instruments	15	14
Unamortized bond premium	2	2

Total long-term debt	672	700

Other long-term obligations	149	113
Deferred income taxes	46	41
Commitments and contingencies	--	--
Minority stockholders’ equity in consolidated entities	30	30
Stockholders’ deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, 150,000,000 shares authorized, 100,520,240 shares issued at December 31, 2004, 100,673,942 shares issued at June 30, 2005	1	1
Additional paid-in capital	941	942
Accumulated other comprehensive loss	(276)	(295)
Accumulated deficit	(627)	(620)
Less: cost of common stock held in treasury, 2,451,035 shares at December 31, 2004, 2,455,466 shares at June 30, 2005	(86)	(86)
Less: common stock held in employee benefit and compensation trusts, 522,732 shares at December 31, 2004, 518,301 shares at June 30, 2005	(6)	(6)

Total stockholders’ deficit	(53)	(64)

Total liabilities and stockholders’ deficit	$1,068	$1,006

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
Net sales	$213	$220	$410	$431
Cost of sales	159	163	311	325

Gross profit	54	57	99	106
Research and development	2	2	4	4
Selling, administrative and other expenses	22	25	43	51
Other (income) expense, net	7	6	20	12
Restructuring charges	3	--	4	--
Antitrust investigations and related lawsuits and claims	(12)	--	(11)	--
Interest expense	10	13	17	25
Interest (income)	--	--	(1)	--

	32	46	76	92
Income before provision for income taxes	22	11	23	14
Provision for income taxes	4	6	5	7

Net income	$18	$5	$18	$7

Basic earnings per common share:
Net income per share	$0.18	$0.06	$0.18	$0.07

Weighted average common shares outstanding (in thousands)	97,375	97,644	95,621	97,605

Diluted earnings per common share:
Net income per share	$0.16	$0.06	$0.17	$0.07

Weighted average common shares outstanding (in thousands)	112,416	97,849	109,408	97,946

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Six Months Ended June 30,
	2004	2005
Cash flow from operating activities:
Net income	$18	$7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17	18
Deferred income taxes	14	13
Antitrust investigations and related lawsuits and claims	1	--
Restructuring charges	4	--
Loss on exchange of common stock for Senior Notes	5	--
Interest expense	(3)	1
Fair value adjustment on Debenture redemption make-whole option	(1)	(4)
Fair value adjustment on interest rate caps	2	1
Post retirement plan changes	(5)	(8)
Other (credits) charges, net	8	11
(Increase) decrease in working capital*	(195)	(43)
Long-term assets and liabilities	(17)	(4)

Net cash used in operating activities	(152)	(8)

Cash flow from investing activities:
Capital expenditures	(21)	(25)
Sale (purchase) of derivative instruments	(1)	2
Proceeds from sale of assets	--	1

Net cash used in investing activities	(22)	(22)

Cash flow from financing activities:
Short-term debt borrowings (reductions)	(1)	3
Revolving Facility borrowings	--	48
Revolving Facility reductions	--	(20)
Long-term debt borrowings	225	--
Long-term debt reductions	(29)	--
Termination of interest rate swaps	--	(8)
Proceeds from exercise of stock options	7	--
Financing costs	(7)	(5)

Net cash provided by financing activities	195	18

Net increase (decrease) in cash and cash equivalents	21	(12)
Effect of exchange rate changes on cash and cash equivalents	1	(2)
Cash and cash equivalents at beginning of period	34	24

Cash and cash equivalents at end of period	$56	$10

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Six Months Ended June 30,
	2004	2005
*Net change in working capital due to the following components:

(Increase) decrease in current assets:
Accounts and notes receivable	$(15)	$28
Reduction in factoring of accounts receivable	(45)	--
Inventories	(6)	(34)
Prepaid expenses and other current assets	--	(2)
Payments for antitrust investigations and related lawsuits and claims	(77)	(8)
Restructuring payments	(14)	(4)
Decrease in accounts payable and accruals	(38)	(23)

Increase in working capital	$(195)	$(43)

Supplemental disclosures of cash flow information:

Net cash paid during the period for:
Interest	$18	$21
Income taxes	11	16

Non-cash operating, investing and financing activities:
Exchanges of common stock for Senior Notes which decrease long-term debt	$35	$-
Common stock issued to savings and pension plan trusts	9	1

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in millions, except share data)
(Unaudited)

	TOTAL STOCKHOLDERS' DEFICIT
	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit and Compensation Trusts	Total Stockholders' Deficit	Total Comprehensive Income (Loss)
Balance at January 1, 2004	96,402,287	$1	$893	$(286)	$(644)	$(86)	$(6)	$(128)

Comprehensive income (loss):
Net income	--	--	--	--	17	--	--	17	17
Other comprehensive income (loss):
Minimum pension liability, net of $6 million of tax	--	--	--	(12)	--	--	--	(12)	(12)
Foreign currency translation adjustments, net of $2 million of tax	--	--	--	22	--	--	--	22	22

Total comprehensive income (loss)									$27

Exchange of common stock for Senior Notes	3,161,131	--	41	--	--	--	--	41
Stock options granted	--	--	1	--	--	--	--	1
Common stock issued to savings and pension plan trusts	146,285	--	1	--	--	--	--	1
Sale of common stock under stock options	810,537	--	9	--	--	--	--	9
Other stock option activity	--	--	(4)	--	--	--	--	(4)

Balance at December 31, 2004	100,520,240	$1	$941	$(276)	$(627)	$(86)	$(6)	$(53)

Comprehensive income (loss):
Net income	--	--	--	--	7	--	--	7	7
Other comprehensive income (loss):
Foreign currency translation
adjustments	--	--	--	(19)	--	--	--	(19)	(19)

Total comprehensive income (loss)									$(12)

Common stock issued to savings and pension plan trusts	153,702	--	1	--	--	--	--	1

Balance at June 30, 2005	100,673,942	$1	$942	$(295)	$(620)	$(86)	$(6)	$(64)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Interim Financial Presentation

        These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”). Results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the entire year ending December 31, 2005.

        Certain amounts in the Consolidated Financial Statements for the three months and six months ended June 30, 2004 and for the year ended December 31, 2004 have been reclassified to conform with current period presentation.

(2)     New Accounting Standards

        In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this statement effective January 1, 2006. Based on our current evaluation of this Standard, we do not expect the adoption of SFAS No. 154 to have a significant impact on our consolidated results of operations or financial position.

        In May 2005, the FASB directed the FASB staff to issue Application of Emerging Issues Task Force (“EITF”) Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation to clarify the application of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” This FASB Staff Position clarifies that a requirement to deliver registered shares, in and of itself, will not result in liability

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

classification for freestanding financial instruments originally issued as employee compensation. This clarification is consistent with the Board’s intent in issuing SFAS No. 123(R), Share-Based Payment. The adoption of this position will not have a significant impact on our consolidated results of operations or financial position.

        In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We will adopt this interpretation effective December 31, 2005. The adoption of this interpretation will not have a significant impact on our consolidated results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We will adopt this statement effective January 1, 2006. The adoption of SFAS No. 153 will not have a significant impact on our consolidated results of operations or financial position.

        On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS No. 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS No. 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS No. 123(R) retains the modified grant date model from SFAS No. 123. Under that model, compensation cost is measured at the grant date and adjusted to reflect actual forfeitures

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and the outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). This statement is effective for annual periods beginning after June 15, 2005. We will be required to adopt SFAS No. 123(R) in the first quarter of 2006. The impact of the adoption of SFAS No. 123(R) will depend upon the amount, nature and type of stock-based compensation awards outstanding upon implementation and that the Company may issue in the future.

        On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of APB No. 43, Chapter 4 (SFAS 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spillage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, we are required to adopt this SFAS effective January 1, 2006. The adoption of SFAS No. 151 will not have a significant impact on our consolidated results of operations or financial position.

(3)      Stock-Based Compensation

        At June 30, 2005, GTI had several stock-based compensation plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. No compensation expense has been recognized for our time vesting options granted with exercise prices at not less than market price on the date of grant. If compensation expense for those plans was determined by the fair value method prescribed by SFAS No. 123, Accounting for Stock Based Compensation, our net income and earnings per share would have been decreased to the pro forma amounts indicated in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
	(Dollars in millions)		(Dollars in millions)
Net income as reported	$18	$5	$18	$7
Add: Total stock-based employee
compensation expense, net of related
tax effects included in the
determination of net income as reported	--	--	1	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(1)	(2)	(1)

Pro forma net income	$17	$4	$17	$6

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
	(Dollars in millions)		(Dollars in millions)
Earnings per share:
Basic - as reported	$0.18	$0.06	$0.18	$0.07
Basic - pro forma	0.18	0.05	0.18	0.06
Diluted - as reported	0.16	0.06	0.17	0.07
Diluted - pro forma	0.16	0.06	0.17	0.07

(4)     Earnings Per Share

        Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, Earnings Per Share, and EITF No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share, using the following data:

	For the Three Month Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
Net income as reported	$18	$5	$18	$7
Interest on Debentures, net of tax benefit	1	--	1	--
Amortization of Debentures issuance costs, net of tax benefit	--	--	--	--

Net income as adjusted	$19	$5	$19	$7

Weighted average common shares outstanding for basic calculation	97,375,370	97,644,024	95,620,571	97,605,425
Add: Effect of stock options and restricted stock	1,470,257	205,136	1,857,680	340,976
Add: Effect of Debentures	13,570,560	--	11,930,163	--

Weighted average common shares outstanding for diluted calculation	112,416,187	97,849,160	109,408,414	97,946,401

        Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities, including those underlying the Debentures, had been issued.

        The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 4,180,045 and 10,979,779 shares in the 2004 second quarter and 2005 second quarter, respectively, and 4,019,254 and 8,892,782 shares in the 2004 first half and 2005 first half, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        The calculation of weighted average common shares outstanding for the diluted calculation also excludes the 13,570,560 shares underlying the Debentures for the three months and six months ended June 30, 2005, as the effect would have been anti-dilutive.

(5)     Segment Reporting

        In accordance with SFAS No. 131, our businesses are segregated into the following reportable segments: Synthetic Graphite, which consists of graphite electrodes, cathodes and advanced synthetic graphite materials and related services, and Other, which consists of natural graphite, carbon electrodes and refractories and related services.

        We evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers are not material. The accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole.

        The following tables summarize financial information concerning our reportable segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
	(Dollars in millions)		(Dollars in millions)
Net sales to external customers:
Synthetic Graphite	$188	$193	$362	$378
Other	25	27	48	53

Net sales	$213	$220	$410	$431

Gross profit:
Synthetic Graphite	$48	$51	$89	$95
Other	6	6	10	11

Gross profit	$54	$57	$99	$106

Reconciliation of gross profit to income before provision
for income taxes and minority stockholders' share of
income:
Gross profit	$54	$57	$99	$106
Research and development	2	2	4	4
Selling, administrative and other expenses	22	25	43	51
Other expense, net	7	6	20	12
Restructuring charges	3	--	4	--
Antitrust investigations and related lawsuits
and claims	(12)	--	(11)	--
Interest expense	10	13	17	25
Interest (income)	--	--	(1)	--

Income before provision for income taxes and minority stockholders' share of income	$22	$11	$23	$14

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)      Restructuring Charges and Impairment Losses

        At June 30, 2005, the outstanding balance of our restructuring reserve was $5 million. The components of this balance at June 30, 2005 consisted primarily of:

    o        Synthetic Graphite:

o $2 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy,

o $1 million related to the closure of our graphite electrode manufacturing operations in Welland, Canada, and

o $1 million related to the closure of our advanced synthetic graphite machining operations in Sheffield, United Kingdom.

    o        Other:

o $1 million related primarily to remaining lease payments on our former corporate headquarters.

        We expect to make $2 million of these payments by the end of 2005, with the majority of the remaining payments to be paid by the end of 2007. It is also possible that we may, at any time, decide to permanently shut down certain remaining graphite electrode operations in Italy. In such event, we may record additional restructuring charges and incur additional exit costs.

        During the second quarter of 2004, we recorded a $3 million charge primarily associated with the completion of severance agreements for approximately two-thirds of the employees terminated in connection with the closure of our Italian graphite electrode manufacturing facility.

        During the first quarter of 2004, we recorded a $1 million charge primarily associated with changes in estimates related to U.S. voluntary and selective severance programs.

        The following table summarizes activity relating to the accrued expense in connection with the restructuring charges. The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in millions)
Balance at December 31, 2004	$5	$4	$9
Restructuring charges	--	--	--
Change in estimates	--	--	--
Payments and settlements	(2)	(2)	(4)

Balance at June 30, 2005	$3	$2	$5

(7)     Other (Income) Expense, Net

        The following table presents an analysis of other (income) expense, net:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
	(Dollars in millions)
Currency (gains) losses	$3	$5	$5	$12
Fair value adjustment on interest rate caps	--	1	2	1
Fair value adjustment on Debenture redemption make-whole option	--	(1)	--	(4)
Loss (gain) on reduction of Senior Notes	--	--	6	--
Curtailment gain on defined benefit plan	--	--	(2)	--
Legal, environmental and other related costs	2	1	4	1
Gain on sale of fixed assets	--	(1)	--	(1)
Gain on sale of foreign exchange contracts	--	(1)	--	(1)
Bank and other financing fees	1	--	2	1
Write-off of capitalized bank fees	--	--	--	2
Transaction-related taxes	1	--	1	--
Other	--	2	2	1

Total other (income) expense, net	$7	$6	$20	$12

        We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2004 and June 30, 2005, the aggregate principal amount of these loans was $477 million and $420 million, respectively (based on currency exchange rates in effect at such date). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other income (expense), net, on the Consolidated Statements of Operations. In the 2004 first half, we had a net total of $5 million of currency losses, including $6 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the 2005 first half, we had a net total of $12 million of currency losses, including $15 million of exchange losses

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency.

(8)     Benefit Plans

        The components of our consolidated net pension and postretirement costs (benefits) are set forth in the following tables:

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2004	2005	2004	2005
	(Dollars in millions)
Service cost	$1	$--	$1	$--
Interest cost	3	3	6	6
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of unrecognized loss	--	1	--	1
Settlement gain	(1)	--	(1)	--

Net cost	$--	$1	$--	$1

	Postretirement Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2004	2005	2004	2005
	(Dollars in millions)
Interest cost	$--	$1	$1	$2
Amortization of prior service cost (benefit)	(3)	(6)	(7)	(12)
Amortization of unrecognized loss (gain)	(1)	1	--	2

Net benefit	$(4)	$(4)	$(6)	$(8)

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)     Long-Term Debt and Liquidity

        The following table presents our long-term debt:

	At December 31,	At June 30,
	2004	2005
	(Dollars in millions)
Revolving facility	$--	$28

Senior Notes:
Senior Notes due 2012	435	435
Fair value adjustments for current hedge instruments	(10)	(1)
Fair value adjustments for terminated hedge instruments*	25	15
Unamortized bond premium	2	2

Total Senior Notes	452	451
Debentures**	219	220
Other European debt	1	1

Total	$672	$700

__________
*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

**	Excludes the derivative liability relating to our redemption feature with a make-whole provision, which amounts to $4 million at December 31, 2004 and a nominal amount at June 30, 2005 and is included in other long-term obligations on the Consolidated Balance Sheets.

(10)      Inventories

        The following table represents an analysis of inventories:

	At December 31,	At June 30,
	2004	2005
Raw material and supplies	$59	$64
Work in process	142	155
Finished Goods	24	26

Inventories	$225	$245

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)      Interest Expense

        The following table presents an analysis of interest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
	(Dollars in millions)
Interest incurred on debt	$12	$13	$26	$26
Interest rate swap benefit	(2)	(1)	(6)	(2)
Amortization of fair value adjustments for terminated hedge instruments	--	--	(1)	(1)
Accelerated amortization of fair value adjustments for
terminated hedge instruments due to reduction of
Senior Notes	--	--	(3)	--
Amortization of debt issuance costs	--	1	1	2

Interest expense	$10	$13	$17	$25

        During the first quarter of 2005, we terminated $15 million notional amount of undesignated swaps and paid a nominal fee. During the second quarter of 2005, we terminated $285 million notional amount of swaps and paid $5 million. As a result of these transactions, at June 30, 2005, we had $150 million notional amount of swaps for the remaining term of the Senior Notes.

        During the first quarter of 2005, we sold $350 million notional amount of interest rate caps. As a result of these transactions, at June 30, 2005, we had interest rate caps for a notional amount of $150 million.

(12)     Income Taxes

        The State of Ohio enacted a tax law change on June 30, 2005. The new law will phase out the current income/franchise tax over five years. Due to this change, the deferred tax asset associated with an Ohio state net operating loss is not expected to be fully recoverable. Therefore, we incurred a $1.6 million, non-cash, charge in the 2005 second quarter to record additional valuation allowance for the estimated net operating losses that will expire unutilized.

(13)     Contingencies

        Antitrust Investigations

        In 1997, the DOJ and the EU Competition Authority commenced investigations into alleged violations of the antitrust laws in connection with the sale of graphite electrodes. The antitrust authorities in Canada, Japan and Korea subsequently began similar investigations. The EU Competition Authority also commenced an investigation into alleged antitrust violations in connection with the sale of specialty graphite. These antitrust investigations have been finally resolved. Several of the investigations resulted

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in the imposition of fines against us. These fines, or payments in accordance with a payment schedule, in the case of the DOJ antitrust fine, have been timely paid. At December 31, 2004 and June 30, 2005, $43 million and $35 million remained in the reserve for liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, respectively. The remaining amount of the reserve is unfunded and is available primarily for the remaining scheduled DOJ antitrust fine payments, which will continue through January 2007.

        Antitrust Lawsuits

        Through June 30, 2005, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. All payments due have been timely paid.

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

        Product Warranties

        We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. At December 31, 2004 and June 30, 2005, claims accrued but not yet paid amounted to $1 million. The following table presents the activity in this accrual for the 2005 first half:

Balance at December 31, 2004	$1
Product warranty charges	1
Payments and settlements	(1)

Balance at June 30, 2005	$1

(14)	Financial Information About the Issuers and Guarantors of Our Debt Securities and Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees

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

        The following table sets forth condensed consolidating balance sheets at December 31, 2004 and June 30, 2005, condensed consolidating statements of operations for the 2004 first quarter and first half and the 2005 first quarter and first half, and condensed consolidating statements of cash flows for the 2004 first half and the 2005 first half of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors. Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At June 30, 2005, retained earnings of our subsidiaries subject to such restrictions were approximately $687 million. Investments in subsidiaries are recorded on the equity basis.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
at December 31, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$--	$12	$1	$11	$--	$24
Intercompany loans	50	670	--	62	(782)	--
Intercompany accounts receivable	3	3	35	30	(71)	--
Accounts receivable - third party	--	3	33	170	--	206

Accounts and notes receivable, net	53	676	68	262	(853)	206

Inventories	--	--	47	184	(6)	225
Prepaid expenses and other current assets	13	--	4	22	(14)	25

Total current assets	66	688	120	479	(873)	480

Net property, plant and equipment	--	--	45	338	(5)	378
Deferred income taxes	72	12	73	2	(6)	153
Investments in affiliates	27	--	--	--	(27)	--
Goodwill	--	--	--	139	(116)	23
Other assets	6	16	6	8	(2)	34

Total assets	$171	$716	$244	$966	$(1,029)	$1,068

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2	$17	$7	$61	$(1)	$86
Intercompany loans	--	66	170	629	(865)	--
Third party loans	--	--	--	1	--	1

Short-term debt	--	66	170	630	(865)	1
Accrued income and other taxes	--	19	--	34	(15)	38
Other accrued liabilities	--	--	34	67	(2)	99

Total current liabilities	2	102	211	792	(883)	224

Long-term debt	219	452	--	1	--	672
Other long-term obligations	3	9	86	47	4	149
Payable to equity of investees	--	--	73	--	(73)	--
Deferred income taxes	--	--	--	56	(10)	46
Commitments and contingencies	--	--	--	--	--	--
Minority stockholders' equity in consolidated entities	--	--	--	30	--	30
Stockholders' equity (deficit)	(53)	153	(126)	40	(67)	(53)

Total liabilities and
stockholders' deficit	$171	$716	$244	$966	$(1,029)	$1,068

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
at June 30, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$--	$--	$1	$10	$(1)	$10
Intercompany loans	52	138	--	72	(262)	--
Intercompany accounts receivable	--	3	21	31	(55)	--
Accounts receivable - third party	--	1	26	143	--	170

Accounts and notes receivable, net	52	142	47	246	(317)	170

Inventories	--	--	63	182	--	245
Prepaid expenses and other current
assets	--	8	12	15	(10)	25

Total current assets	52	150	123	453	(328)	450

Net property, plant and equipment	--	--	47	320	(4)	363
Deferred income taxes	66	15	60	(1)	(1)	139
Intercompany loans	--	512	--	--	(512)	--
Goodwill	--	--	--	20	--	20
Other assets	6	17	4	7	--	34

Total assets	$124	$694	$234	$799	$(845)	$1,006

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2	$18	$10	$57	$(1)	$86
Intercompany loans	--	72	191	54	(317)	--
Third party loans	--	3	--	--	--	3

Short-term debt	--	75	191	54	(317)	3
Accrued income and other taxes	--	--	--	20	(10)	10
Other accrued liabilities	--	--	35	52	--	87

Total current liabilities	2	93	236	183	(328)	186

Long-term debt	220	478	--	2	--	700
Intercompany loans	--	--	--	512	(512)	--
Other long-term obligations	--	1	64	48	--	113
Payable to equity of investees	(34)	--	(505)	--	539	--
Deferred income taxes	--	--	--	42	(1)	41
Commitments and contingencies	--	--	--	--	--	--
Minority stockholders' equity in consolidated entities	--	--	--	30	--	30
Stockholders' equity (deficit)	(64)	122	439	(18)	(543)	(64)

Total liabilities and
stockholders' deficit	$124	$694	$234	$799	$(845)	$1,006

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Operations
for the Three Months Ended June 30,  2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)

Net sales	$--	$--	$65	$188	$(40)	$213
Cost of sales	--	--	51	135	(27)	159

Gross profit	--	--	14	53	(13)	54
Research and development, selling, administrative and other expenses, restructuring charges, antitrust investigations and related lawsuits and claims, and other (income) expense, net	(4)	(21)	(13)	31	29	22
Interest expense	7	14	12	6	(29)	10
Interest (income)	2	11	--	--	(13)	--

Income (loss) before provision for (benefit from) income taxes and minority stockholders’ share of income	(5)	(4)	15	16	0	22
Provision for (benefit from) income taxes	(1)	(1)	2	4	--	4
Minority stockholders’ share of income	--	--	--	--	--	--
Equity in earnings of subsidiaries	(22)	--	(12)	--	34	--

Net income (loss)	$18	$(3)	$25	$12	$(34)	$18

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Operations
for the Three Months Ended June 30,  2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)

Net sales	$--	$--	$61	$207	$(48)	$220
Cost of sales	--	--	44	168	(49)	163

Gross profit	--	--	17	39	1	57
Research and development	--	--	--	1	1	2
Selling, administrative and other expenses	--	--	10	23	(8)	25
Other (income) expense, net	(1)	2	(3)	(1)	9	6
Interest expense	2	11	3	13	(16)	13

Income (loss) before provision for (benefit from) income taxes and minority stockholders' share of income	(1)	(13)	7	3	15	11
Provision for (benefit from) income taxes	6	(4)	1	1	2	6
Minority stockholders' share of income	--	--	--	--	--	--
Equity in earnings of subsidiaries	2	--	(3)	--	1	--

Net income (loss)	$(9)	$(9)	$9	$2	$12	$5

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Operations
for the Six Months Ended June 30,  2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)

Net sales	$--	$--	$127	$362	$(79)	$410
Cost of sales	--	--	102	275	(66)	311

Gross profit	--	--	25	87	(13)	99
Research and development, selling, administrative and other expenses, restructuring charges, antitrust investigations and related lawsuits and claims, and other (income) expense, net	3	(13)	1	40	29	60
Interest expense	13	22	12	11	(41)	17
Interest (income)	--	--	--	--	(1)	(1)

Income (loss) before provision for (benefit from) income taxes and minority stockholders' share of income	(16)	(9)	12	36	--	23
Provision for (benefit from) income taxes	(5)	(3)	3	10	--	5
Minority stockholders' share of income	--	--	--	--	--	--
Equity in earnings of subsidiaries	(29)	--	(26)	--	55	--

Net income (loss)	$18	$(6)	$35	$26	$(55)	$18

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Operations
for the Six Months Ended June 30,  2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)

Net sales	$--	$--	$125	$400	$(94)	$431
Cost of sales	--	--	93	317	(85)	325

Gross profit	--	--	32	83	(9)	106
Research and development	--	--	1	3	--	4
Selling, administrative and other expenses	--	--	22	44	(15)	51
Other (income) expense, net	(4)	5	--	(4)	15	12
Interest expense	3	22	3	12	(15)	25

Income (loss) before provision for (benefit from) income taxes and minority stockholders' share of income	1	(27)	6	28	6	14
Provision for (benefit from) income taxes	7	(9)	4	5	--	7
Minority stockholders' share of income	--	--	--	--	--	--
Equity in earnings of subsidiaries	(6)	--	(24)	--	30	--

Net income (loss)	$--	$(18)	$26	$23	$(24)	$7

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Cash Flows
for the Six Months Ended June 30,  2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated

Cash flow from operating activities:
Net Income (loss)	$18	$(6)	$35	$26	$(55)	$18
Adjustments to reconcile net income (loss) to
cash used in operations:
Depreciation and amortization	--	--	1	16	--	17
Deferred income taxes	--	(2)	13	3	--	14
Antitrust investigations and related lawsuits and claims	--	--	1	--	--	1
Adjustment from cost to equity	(29)	--	(26)	--	55	--
Restructuring charge	--	--	1	3	--	4
Loss on exchange of common stock for Senior Notes	5	--	--	--	--	5
Interest expense	--	(3)	--	--	--	(3)
Fair value adjustment on Debenture make-whole option	--	(1)	--	--	--	(1)
Fair value adjustments on interest rate caps	--	2	--	--	--	2
Post retirement plan changes	--	--	(4)	(1)	--	(5)
Other charges, net	--	1	6	1	--	8
(Increase) decrease in working capital	(54)	48	(321)	(9)	141	(195)
Long term assets and liabilities	--	--	(17)	--	--	(17)

Net cash used in operating activities	(60)	39	(311)	39	141	(152)
Cash flow from investing activities:
Intercompany investments	--	--	50	--	(50)	--
Intercompany loan, net	60	(205)	273	(37)	(91)	--
Capital expenditures	--	--	(10)	(11)	--	(21)
Purchase of derivative investments	--	(1)	--	--	--	(1)

Net cash used in investing activities	60	(206)	313	(48)	(141)	(22)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	--	--	--	(1)	--	(1)
Long-term debt borrowings	--	225	--	--	--	225
Long-term debt reductions	--	(29)	--	--	--	(29)
Proceeds from exercise of stock options	--	7	--	--	--	7
Financing costs	--	(7)	--	--	--	(7)

Net cash provided by financing activities	--	196	--	(1)	--	195

Net increase (decrease) in cash and cash equivalents:	--	29	2	(10)	--	21
Effect of exchange rate changes on cash and cash equivalents	--	--	--	1	--	1
Cash and cash equivalents at beginning of period	--	13	--	21	--	34

Cash and cash equivalents at end of period	$--	$42	$2	$12	$--	$56

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Cash Flows
for the Six Months Ended June 30,  2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated

Cash flow from operating activities:
Net Income (loss)	$--	$(18)	$26	$23	$(24)	$7
Adjustment to reconcile net income (loss) to
cash provided by operations:
Depreciation and amortization	--	--	2	15	1	18
Deferred income taxes	7	(2)	9	1	(2)	13
Adjustment from cost to equity	(6)	--	(24)	--	30	--
Interest expense	--	1	--	--	--	1
Fair value adjustment on Debenture Redemption make-whole option	(4)	--	--	--	--	(4)
Fair value adjustments on interest rate caps	--	1	--	--	--	1
Post retirement plan changes	--	--	(7)	(1)	--	(8)
Other charges, net	(11)	(15)	(16)	68	(15)	11
(Increase) decrease in working capital	13	(25)	(20)	(8)	(3)	(43)
Long term assets and liabilities	--	--	(3)	(1)	--	(4)

Net cash used in operating activities	(1)	(58)	(33)	97	(13)	(8)
Cash flow from investing activities:
Intercompany loans receivable/payable	3	--	44	24	(71)	--
Intercompany debt, net	(2)	26	(9)	(98)	83	--
Capital expenditures	--	--	(3)	(22)	--	(25)
Proceeds from sale of assets	--	--	1	--	--	1
Sale (purchase) of derivative investments	--	2	--	--	--	2

Net cash used in investing activities	1	28	33	(96)	12	(22)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	--	3	--	--	--	3
Revolving Facility borrowings	--	48	--	--	--	48
Revolving Facility reductions	--	(20)	--	--	--	(20)
Termination of interest rate swaps, net	--	(8)	--	--	--	(8)
Financing costs	--	(5)	--	--	--	(5)

Net cash provided by financing activities	--	18	--	--	--	18
Net increase (decrease) in cash and cash equivalents	--	(12)	--	1	(1)	(12)
Effect of exchange rate changes on cash and cash equivalents	--	--	--	(2)	--	(2)
Cash and cash equivalents at beginning of period	--	12	1	11	--	24

Cash and cash equivalents at end of period	$--	$--	$1	$10	$(1)	$10

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        Unsecured intercompany term notes in an aggregate principal amount, at June 30, 2005, equal to $512 million (based on currency exchange rates in effect at June 30, 2005), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at June 30, 2005 equals $329 million (based on currency exchange rates in effect at June 30, 2005), or about 76% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at June 30, 2005 of $183 million (based on currency exchange rates in effect at June 30, 2005) and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Revolving Facility, the holders of the Senior Notes and, pursuant to the subsidiary guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

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

        Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: future production and sales of steel, aluminum, electronic devices, fuel cells and other products that incorporate or that are produced using our products; prices and sales of and demand for such products; future operational and financial performance of our businesses; strategic plans and business projects; impacts of regional and global economic conditions; interest rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal matters; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future asset sales, costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal” and similar expressions identify some of these statements.

        Actual future events and circumstances (including future results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

o	the possibility that additions to capacity for producing steel in electric arc furnaces may not occur or that increases in graphite electrode manufacturing capacity may occur, which may impact demand for or prices or sales volume of graphite electrodes;

o	the possibility that continued global consolidation of the world’s largest steel producers could impact our business or industry;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility that average graphite electrode revenue per metric ton in the future may be different than current spot prices due to changes in product mix, changes in currency exchange rates, changes in competitive market conditions or other factors;

o	the possibility that price increases, adjustments or surcharges may not be realized;

o	the possibility that economic or technological developments may adversely affect growth in the use of graphite cathodes in lieu of carbon, graphitic or semi-graphitic cathodes in the aluminum smelting process;

o	the possibility that additions to aluminum smelting capacity may not occur or that increases in production of cathodes by competitors may occur, which may impact demand for or prices or sales volume of cathodes;

o	the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management or other products or that they could be subsequently displaced by other products or technologies;

o	the possibility of delays in or failure to achieve widespread commercialization of proton exchange membrane (“PEM”) fuel cells which use our natural graphite-based products or that manufacturers of PEM fuel cells may obtain those products from other sources;

o	the possibility of delays in expanding or failure to expand our manufacturing capacity to meet growth in demand for existing, new or improved products, if any;

o	the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others;

o	the occurrence of unanticipated events or circumstances relating to antitrust investigations, lawsuits or claims or to the lawsuit initiated by us against our former parents;

o	the possibility that the anticipated benefits from organizational and work process redesign or other system changes may be delayed or may not occur;

o	the possibility that our provision for income taxes and effective income tax rate or cash tax rate may fluctuate significantly due to changes in tax planning, tax laws, profitability and other factors;

o	the occurrence of unanticipated events or circumstances relating to health, safety or environmental compliance or remediation obligations or liabilities to third parties or relating to labor relations;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility that taxes or other matters could be impacted by the American Job Creation Act of 2004;

o	the possibility of changes in interest or currency exchange rates, in competitive conditions, or in inflation;

o	the possibility of failure to satisfy conditions or milestones under, or occurrence of breach of terms of, our strategic alliances with Alcan, Ballard Power Systems or others;

o	the possibility of changes in government funding of, or failure to satisfy eligibility conditions to, government grants;

o	the possibility that our high leverage, substantial debt and other obligations could limit our financial resources and ability to compete and may make us more vulnerable to adverse economic events;

o	the possibility that our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board and the European Central Bank, changes in fiscal policies by the U.S. and other governments, developments in the Middle East, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism;

o	the possibility that interruption in our major raw material, energy or utility supplies due to, among other things, natural disasters, process interruptions, actions by producers, and capacity limitations, that may adversely affect our ability to manufacture and supply our products or result in higher costs;

o	the possibility of interruptions in production at our facilities due to, among other things, critical equipment failure, may adversely affect our ability to manufacture and supply our products or result in higher costs;

o	the possibility that a service provider to whom we outsource global information technology and finance and accounting business process services may fail to provide these services;

o	the possibility that we may not complete planned asset sales for amounts or at times anticipated or at all, or that we may not achieve the earnings that we provide as guidance from time to time;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility that our internal controls over financial reporting may become inadequate because of changes in conditions or that the degree of compliance with our policies and procedures may deteriorate or that our internal controls may not operate effectively and therefore do not prevent or detect misstatements; and

o	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

         Global Economic Conditions and Outlook

        We are impacted in varying degrees, both positively and negatively, as global, regional or country economic conditions fluctuate.

        Synthetic Graphite. Graphite electrode demand is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the first half of 2005, global steel production and operating rates, excluding China, were lower than in the immediately preceding quarters, as most steel producers worked to reduce steel inventory levels. China’s steel production, however, has grown over 28% year-to-date and represents the single largest contributor to the growth in global steel demand. EAF steel production continues to grow, albeit at slower than expected levels, also primarily driven by demand from, and to a lesser extent, production in China.

        The steel industry in most of our major markets experienced a significant slowdown in operating rates during the second quarter of 2005. Several global steel producers announced reductions in operating levels, extended Shutdowns and, in some instances, closure of selected facilities. We believe these lower operating rates will carry, into the third quarter of 2005 as our customers continue to work to bring their inventories down to more normal levels toward the end of that quarter. In addition, the third quarter is seasonally slow in Europe as a result of traditional holiday schedules. Accordingly, for the third quarter of 2005, we expect graphite electrode sales volume to be comparable to our first two quarters, or approximately 47,000 metric tons.

        As a result of the lower global steel production and operating rates, we anticipate virtually no graphite electrode spot business for the remainder of 2005. Our pricing, however, remains firm and we expect average graphite electrode revenue per metric ton for 2005 to be at the low end of our guidance range of $2,900 to $3,000, excluding the impact of the weakening Euro. At current exchange rates at June 30, 2005, we expect average graphite revenue per metric ton for 2005 to be approximately $2,850.

        As steel inventory levels normalize, we anticipate higher steel production rates in the fourth quarter as compared to the first three quarters of 2005. Accordingly, we expect our graphite electrode sales volume for 2005 to be approximately 200 thousand metric tons.

        We expect our continued productivity improvements to drive our graphite electrode production cost increases to the lower end of our guidance range of 10 to 12 percent.

         Looking forward to 2006, we continue to work toward obtaining firm pricing for the majority of our 2006 raw material requirements before the end of the 2005 third quarter. We have secured the majority of our 2006 premium needle coke requirements. While we expect overall coke prices for 2006 will be at levels that represent higher year-over-year price increases than we experienced in 2005, our goal is to contain our overall graphite electrode production cost increases for 2006 to levels comparable with 2005, or 10 to 12 percent, through additional, planned productivity and cost reduction initiatives.

        We look forward to the 2006 sales order book building process that traditionally begins in the latter part of the third quarter. We are entering the 2006 process with significantly higher global graphite electrode prices than in the recent past, our best and most consistent product quality and a more secure supply of our most critical raw materials than in the recent past.

        Our venture with Alcan, which is a 30% owner of our cathode business and which purchases cathodes from us under requirements contracts that remain in effect through 2006, continues to position us as the leading supplier of cathodes to the aluminum industry. We believe that, over the long term, demand for graphite cathodes will increase relative to other cathodes as new smelting furnaces are built, thereby reducing the current excess supply of graphite cathodes. Overall, we believe that global and regional economic conditions will continue to be strong in 2005, resulting in increased aluminum production and increased cathode demand.

        Other Segment. We expect continued strong demand for our carbon refractories and advanced graphite materials. We expect increased blast furnace construction and refurbishment to lead to increased demand in the various geographic markets through at least the end of 2005. We believe that overall long-term demand for our advanced graphite materials continues to increase with strong global economic growth. We continue to seek to drive productivity and cost improvements in all of these product lines.

        We expect growing net sales of our ETM products and services. We have hired and are continuing to hire additional personnel in sales, marketing and research and development to support our growth. We have a formal targeted hiring plan to grow the advanced energy technology team to about 200 employees over the next 12 to 15 months. These resources will focus on the continued growth of our ETM business as we continue to leverage our successes to penetrate new customers and applications and identify new market opportunities. We now expect ETM sales of approximately $20 million in 2005, representing an almost 70% increase over 2004. Based on current orders and outlook, we now expect a continued growth rate for 2006 of at least another 50 percent over 2005.

    Overall. We expect our net sales to increase by over 5% in 2005 as compared to 2004. The 2005 cash tax rate is targeted to be less than 30%, whereas the effective tax rate is expected to be in the range of 36% to 38%. Capital expenditures are estimated to be approximately $45 million and depreciation expense is estimated to be about $38 million in 2005.

        Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes — Forward Looking Statements and Risks” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

Results of Operations

         Three Months Ended June 30, 2005 as Compared to Three Months Ended June 30, 2004.

        Consolidated.   Net sales of $220 million in the 2005 second quarter represented a $7 million, or 3%, increase from net sales of $213 million in the 2004 second quarter. Cathode net sales increased $6 million, or 22%, primarily due to higher sales volumes. Graphite electrode net sales decreased $2 million, or 2%, primarily due to lower sales volumes resulting from pricing initiatives and an unfavorable product mix as compared to the prior year second quarter, offset by an increase in average graphite electrode sales revenue per metric ton. Net sales of our other segment of $27 million in the 2005 second quarter represented a $2 million, or 9%, increase from net sales of $25 million in the 2004 second quarter due equally to higher sales volumes of our carbon electrode and refractory products. Increases in net sales of other products amounted to $1 million.

        Cost of sales of $163 million in the 2005 second quarter represented a $4 million, or 3%, increase from cost of sales of $159 million in the 2004 second quarter. Cost of sales of cathodes increased $8 million, or 36%, primarily due to higher sales volumes. Cost of sales of our other segment of $21 million in the 2005 second quarter represented a $2 million, or 13%, increase from cost of sales of $19 million in the 2004 second quarter, primarily related to higher sales volumes of our carbon electrodes and various other costs. The cost of sales of graphite electrodes offset these increases primarily due to lower sales volumes resulting from pricing initiatives.

        As a result, gross profit in the 2005 second quarter was $57 million, 5% or $3 million higher than $54 million in the 2004 second quarter. Gross margin was 26.0% of net sales in the 2005 second quarter as compared to the 25.6% of net sales in the 2004 second quarter.

        Research and development expenses were $2 million in the 2005 second quarter and in the 2004 second quarter.

        Selling, administrative and other expenses were $25 million in the 2005 second quarter and $22 million in the 2004 second quarter. The increase was due primarily to higher selling expenses of $1 million associated with higher net sales and $2 million due primarily to investments to improve global business processes, including costs associated with new information systems and Sarbanes-Oxley compliance efforts.

        Other (income) expense, net, was expense of $6 million in the 2005 second quarter and consisted of $5 million of currency exchange losses, primarily associated with Euro-denominated intercompany loans, $1 million of legal, environmental and other related costs, a $1 million charge for the fair value adjustment on interest rate caps and $2 million of other costs, offset by a $1 million favorable fair value adjustment on the Debenture redemption make-whole option, a $1 million gain on the sale of fixed assets and a $1 million gain on the sale of foreign exchange contracts.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Other (income) expense, net, was expense of $7 million in the 2004 second quarter and consisted of $3 million of currency exchange losses, primarily associated with Euro-denominated intercompany loans, $2 million for certain environmental work primarily associated with the demolition of buildings in Tennessee and $2 million of other costs.

        During the second quarter of 2004, we recorded a $3 million restructuring charge associated primarily with the completion of severance agreements for approximately two-thirds of the employees terminated in connection with closure of our Italian graphite electrode manufacturing facility.

        We have had several restructuring charges and impairment losses during the past few years. The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in millions)
Balance at December 31, 2004	$5	$4	$9
Restructuring charges	--	--	--
Change in estimate	--	--	--
Payments and settlements	(2)	(2)	(4)

Balance at June 30, 2005	$3	$2	$5

        At June 30, 2005, the outstanding balance of our restructuring reserve was $5 million. The components of this balance at June 30, 2005 consisted primarily of:

         Synthetic Graphite:

o	$2 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy,

o	$1 million related to the closure of our graphite electrode manufacturing operations in Welland, Canada, and

o	$1 million related to the closure of our advanced synthetic graphite machining operations in Sheffield, United Kingdom.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

         Other:

o	$1 million related primarily to remaining lease payments on our former corporate headquarters.

        We expect to make $2 million of these payments by the end of 2005, with the majority of the remaining payments to be paid by the end of 2007. It is also possible that we may, at any time, decide to permanently shut down certain remaining graphite electrode operations in Italy. In such event, we may record additional restructuring charges and incur additional exit costs.

        During the second quarter of 2004, the EU antitrust fine was reduced on appeal to €42 million, plus accrued interest of €7.7 million (which was calculated at a rate of 8.04% per annum), an aggregate of about $59 million at currency exchange rates in effect at the time the decision on the appeal was issued. As a result of this reduction, in the 2004 second quarter, we received a refund of €10 million ($12 million based on currency exchange rates then in effect) from the EU Competition Authority. We recorded a $12 million gain due to this refund.

        The following table presents an analysis of interest expense:

	For the Three Months Ended June 30,
	2004	2005
	(Dollars in millions)
Interest incurred on debt	$12	$13
Interest rate swap benefit	(2)	(1)
Amortization of debt issuance costs	--	1

Interest expense	$10	$13

        Average total debt outstanding was $701 million in the 2005 second quarter as compared to $680 million in the 2004 second quarter. The average interest rate was 6.9% in the 2005 second quarter as compared to 5.6% in the 2004 second quarter. These average rates represent the average rates on total debt outstanding and include the benefits of our interest rate swaps.

        Provision for income taxes was a charge of $6 million in the 2005 second quarter as compared to a charge of $4 million in the 2004 second quarter. The effective income tax rate was approximately 52% in the 2005 second quarter as compared to approximately 20% in the 2004 second quarter. The lower effective income tax rate in the 2004 second quarter was primarily due to a benefit from the EU Competition Authority refund, which was non-taxable, offset by the nondeductible expenses associated with the restructuring charge. The higher effective income tax rate in the 2005 second quarter is primarily due to a $1.6 million, non-cash, charge related to an Ohio state tax law change, as described below. The impact of the Ohio State

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

tax law change resulted in an effective income tax rate 15 percentage points higher than what the effective income tax rate would have been without the impact of this tax law change.

        The State of Ohio enacted a tax law change on June 30, 2005. The new law will phase out the current income/franchise tax over five years. Due to this change, the deferred tax asset associated with an Ohio state net operating loss is not expected to be fully recoverable. Therefore, we incurred a $1.6 million, non-cash, charge in the 2005 second quarter to record additional valuation allowance for the estimated net operating losses that will expire unutilized.

        As a result of the matters described above, net income was $5 million in the 2005 second quarter as compared to $18 million in the 2004 second quarter.

        Synthetic Graphite Segment. Net sales of $193 million in the 2005 second quarter represented a $5 million, or 3%, increase from net sales of $188 million in the 2004 second quarter. The increase pertained primarily to cathodes and graphite electrodes. Cathode net sales increased $6 million, or 22%, primarily due to higher sales volumes. Graphite electrode net sales decreased $2 million, or 2%, primarily due to lower sales volumes resulting from pricing initiatives, and an unfavorable product mix as compared to the prior year second quarter, offset by an increase in average graphite electrode sales revenue per metric ton. Volume of graphite electrodes sold was 48,200 metric tons in the 2005 second quarter as compared to 55,900 metric tons in the 2004 second quarter. The lower volume of graphite electrodes sold represented a decrease of $19 million in net sales. The effect of an unfavorable product mix decreased net sales by $6 million. The higher average sales revenue per metric ton represented an increase of $23 million in net sales, with nominal amounts attributable to changes in currency exchange rates. Average sales revenue per metric ton of graphite electrodes in the 2005 second quarter was $2,849 as compared to the average in the 2004 second quarter of $2,507. Increases in net sales of other products amounted to $1 million.

        Cost of sales of $142 million in the 2005 second quarter represented a $2 million, or 1%, increase from cost of sales of $140 million in the 2004 second quarter. Cost of sales of cathodes increased $8 million, or 36%, primarily due to higher sales volumes. The cost of sales of graphite electrodes offset this increase primarily due to lower sales volumes resulting from pricing initiatives.

        As a result, gross profit in the 2005 second quarter was $51 million, 6% or $3 million higher than the $48 million in the 2004 second quarter. Gross margin was 26.5% of net sales in the 2005 second quarter as compared to 25.7% of net sales in the 2004 second quarter.

        Other Segment. Net sales of $27 million in the 2005 second quarter represented a $2 million, or 9%, increase from net sales of $25 million in the 2004 second quarter due equally to higher sales volumes in carbon electrode and refractory products. ETM sales of $4.5 million represented an increase of $1.5 million, or 50%, from $3 million in the 2004 second quarter. Such increases were offset by decreases in other graphite sales, primarily relating to softer automotive end markets and conditions.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Cost of sales of $21 million in the 2005 second quarter represented a $2 million, or 13%, increase from cost of sales of $19 million in the 2004 second quarter. The increase in cost of sales consisted primarily of a $1 million unfavorable product mix of our carbon electrodes and various other costs.

        As a result, gross profit in the 2005 second quarter and the 2004 second quarter remained stable at $6 million. Gross margin was 22.6% of net sales in the 2005 second quarter as compared to 25.2% of net sales in the 2004 second quarter due primarily to an unfavorable product mix of our carbon electrodes and various other costs.

         Six Months Ended June 30, 2005 as Compared to Six Months Ended June 30, 2004.

        Consolidated.  Net sales of $431 million in the 2005 first half represented a $21 million, or 5%, increase from net sales of $410 million in the 2004 first half. Advanced synthetic graphite products net sales increased $7 million, or 20%, in the 2005 first half primarily due to higher sales volumes. Net sales of graphite electrodes increased $5 million, or 2%, primarily due to higher average graphite electrode sales revenue per metric ton, offset by lower sales volumes resulting from pricing initiatives along with an unfavorable product mix. Net sales of cathodes increased $4 million, or 7%, due equally to higher sales volumes and the favorable effect of exchange rates. Net sales of natural graphite materials increased $2 million, or 18%, primarily due to an increase in ETM sales. Higher sales volumes increased net sales of carbon electrodes by $2 million, or 9%. Higher sales volumes increased net sales of refractories by $1 million, or 7%.

        Cost of sales of $325 million in the 2005 first half represented a $14 million, or 5%, increase from cost of sales of $311 million in the 2004 first half. Cathodes cost of sales increased $9 million, or 21%, in the 2005 first half, of which $6 million was due to increased volumes and product mix and $3 million was due to the effect of exchange rates. Advanced synthetic graphite products cost of sales increased $5 million, or 19%, in the 2005 first half as compared to the 2004 first half, primarily due to higher sales volumes. Cost of sales of natural graphite materials increased $2 million, or 15%, primarily due to an increase in ETM sales. Higher volumes along with an unfavorable product mix increased cost of sales of carbon electrodes by $2 million, or 16%, in the 2005 first half as compared to the 2004 first half. Graphite electrodes cost of sales offset the above increases with a $4 million, or 2% decrease, due primarily to decreased sales volumes.

        As a result, gross profit in the 2005 first half was $106 million, 7% or $7 million higher than the $99 million in the 2004 first half. Gross margin was 24.6% of net sales in the 2005 first half as compared to the 24.3% of net sales in the 2004 first half.

        Research and development expense was $4 million in the 2005 first half and the 2004 first half.

        Selling, administrative and other expenses were $51 million in the 2005 first half and $43 million in the 2004 first half. The increase was due primarily to higher selling expenses of $2

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

million associated with higher net sales, higher variable compensation expense of $2 million and $4 million due primarily to investments to improve global business processes, including costs of new information systems and Sarbanes-Oxley compliance efforts, and other costs.

        Other (income) expense, net, was expense of $12 million in the 2005 first half consisting of $12 million of currency exchange losses, primarily associated with Euro-denominated intercompany loans, $1 million of legal, environmental and other related costs, $2 million for the write-off of capitalized bank fees, a $1 million charge for the fair value adjustment on interest rate caps and $2 million of other costs. These costs were partially offset by the favorable fair value adjustments on the Debenture redemption make-whole provision of $4 million, a $1 million gain on the sale of fixed assets and a $1 million gain on the sale of foreign exchange contracts.

        Other (income) expense, net, was expense of $20 million in the 2004 first half primarily due to a $6 million loss attributable to a reduction of Senior Notes outstanding (due to debt for equity exchanges and repurchases for cash), $5 million in currency exchange losses primarily associated with Euro-denominated intercompany loans, $4 million for legal, environmental and other related costs, $2 million for the fair value adjustment on interest rate caps and $5 million of bank and other financing fees and other expenses. Such costs were partially offset by a curtailment gain from the termination of a defined benefit pension plan of $2 million.

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

        We recorded a $1 million charge for additional potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims in the 2004 first half. This charge was offset by a gain due to the refund of €10 million ($12 million based on currency exchange rates then in effect) that we received from the EU Competition Authority as a result of the reduction of the EU antitrust fine to €42 million, plus accrued interest of €7.7 million (which was calculated at a rate of 8.04% per annum), an aggregate of about $59 million at currency exchange rates in effect at the time the decision on the appeal was issued.

        The following table presents an analysis of interest expense:

	For the Six Months Ended June 30,
	2004	2005
	(Dollars in millions)
Interest incurred on debt	$26	$26
Interest rate swap benefit	(6)	(2)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

	For the Six Months Ended June 30,
	2004	2005
	(Dollars in millions)
Amortization of fair value adjustments for terminated hedge instruments	(1)	(1)
Accelerated amortization of fair value adjustments for terminated hedge instruments due to reduction of Senior Notes	(3)	--
Amortization of debt issuance costs	1	2

Interest expense	$17	$25

        Average total debt outstanding was $690 million in the 2005 first half as compared to $674 million in the 2004 first half. The average interest rate was 6.7% in the 2005 first half as compared to 5.9% in the 2004 first half. These average rates represent the average rates on total debt outstanding and include the benefits of our interest rate swaps.

        We recorded interest income in the 2004 first half of $1 million primarily attributable to interest earned on cash proceeds from the issuance and sale of the Debentures.

        Provision for income taxes was a charge of $7 million in the 2005 first half as compared to a charge of $5 million in the 2004 first half. The effective income tax rate was approximately 50% in the 2005 first half as compared to approximately 22% in the 2004 first half. The higher effective income tax rate in the 2005 first half was primarily due to a $1.6 million, non-cash, charge related to an Ohio state tax law change. The impact of the Ohio State tax law change resulted in an effective income tax rate 13 percentage points higher than what the effective income tax rate would have been without the impact of this tax law change.

        As a result of the matters described above, net income was $7 million in the 2005 first half as compared to $18 million in the 2004 first half.

        Synthetic Graphite Segment. Net sales of $378 million in the 2005 first half represented a $16 million, or 4%, increase from net sales of $362 million in the 2004 first half. Advanced synthetic graphite products net sales increased $7 million, or 20%, due to higher sales volumes. Net sales of graphite electrodes increased $5 million, or 2%, primarily due to higher average graphite electrode sales revenue per metric ton, offset by lower sales volumes resulting from pricing initiatives along with an unfavorable product mix. The higher average sales revenue per metric ton represented an increase of $42 million in net sales, approximately $3 million of which was attributable to changes in currency exchange rates. Average sales revenue per metric ton of graphite electrodes in the 2005 first half was $2,832 as compared to the average in the 2004 first half of $2,497. Volume of graphite electrodes sold was 95,500 metric tons in the 2005 first half as compared to 106,400 metric tons in the 2004 first half. The lower volumes of graphite electrodes sold represented a decrease of $28 million in net sales. Additionally, the effect of an

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

unfavorable product mix reduced net sales by $9 million. Net sales of cathodes increased $4 million, or 7%, due equally to higher sales volumes and the favorable effect of exchange rates.

        Cost of sales increased $10 million, or 4%, from $273 million in the 2004 first half to $283 million in the 2005 first half. Cathodes cost of sales increased $9 million, or 21%, of which $6 million was due to increased volumes and product mix and $3 million was due to the effect of changes in currency exchange rates. Advanced synthetic graphite products cost of sales increased $5 million, or 19%, primarily due to higher sales volumes. Graphite electrodes cost of sales decreased $4 million, or 2%, due primarily to decreased sales volumes.

        As a result, gross profit in the 2005 first half was $95 million, 7% or $6 million higher than the $89 million in the 2004 first half. Gross margin was 25.1% of net sales in the 2005 first half as compared to 24.6% of net sales in the 2004 first half.

        Other Segment. Net sales of $53 million in the 2005 first half represented a $5 million, or 12%, increase from net sales of $48 million in the 2004 first half. Net sales of natural graphite materials increased $2 million, or 18%, primarily due to an increase in ETM sales. Higher sales volumes of carbon electrodes increased net sales by $2 million, or 9%. Higher sales volumes of refractories increased net sales by $1 million, or 7%.

        Cost of sales increased $4 million, or 13%, from $38 million in the 2004 first half to $42 million in the 2005 first half. Cost of sales of natural graphite materials increased $2 million, or 15%, primarily due to an increase in ETM sales. Higher volumes along with an unfavorable product mix of carbon electrodes increased cost of sales by $2 million, or 16%, from the 2004 first half as compared to the 2005 first half.

        As a result, gross profit in the 2005 first half was $11 million, 6% or $1 million higher than the 2004 first half of $10 million. Gross margin was 20.6% of net sales in the 2005 first half as compared to 21.8% of net sales in the 2004 first half.

Effects of Inflation

        We incur costs in the U.S. and each of the six non-U.S. countries in which we have a manufacturing facility. In general, our results of operations, cash flows and financial condition are affected by the effects of inflation on our costs incurred in each of these countries. See “– Currency Translation and Transactions” for a further discussion of highly inflationary countries.

        During the past three years, we experienced higher freight, energy and other raw material costs primarily due to substantial increases in regional and worldwide market prices of natural gas and other petroleum-based raw materials. We seek to mitigate the effects of those increases on our cost of sales through improved operating efficiencies, higher prices for our products and ongoing cost savings, and, in some cases, fixed price or derivative hedging contracts. We have in the past entered into, and may in the future enter into, natural gas hedge contracts to effectively fix our direct and indirect natural gas cost exposure in North America. In addition, we have in the past entered into and may in the future enter into, short duration fixed rate

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

purchase contracts with certain of our natural gas suppliers in order to mitigate seasonal increases in our natural gas costs. We currently do not have any natural gas derivative contracts.

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

PART I (CONT'D)
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

        During the 2005 first half, the average exchange rate of the Euro, the South African Rand, the Brazilian Real and the Mexican Peso increased about 6%, 10%, 14% and 1%, respectively, when compared to the average exchange rate for the 2004 first half.

        In the case of net sales of graphite electrodes, the impact of these events was an increase of about $3 million in the 2005 first half as compared to the 2004 first half. In the case of cost of sales of graphite electrodes, the impact of these events was an increase of about $8 million in the 2005 first half as compared to the 2004 first half.

        The impact of these events on net sales of cathodes was an increase of about $2 million in the 2005 first half as compared to the 2004 first half. The impact of these events on cost of sales of cathodes was an increase of about $3 million in the 2005 first half as compared to the 2004 first half.

        We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At June 30, 2005, the aggregate principal amount of these loans was $420 million (based on currency exchange rates in effect at June 30, 2005). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other (income) expense, net, on the Consolidated Statements of Operations. In the 2004 first half, we had a net total of $5 million in currency losses, including $6 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the 2005 first half, we had a net total of $12 million in currency losses, including $15 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. To manage certain exposures to specific financial market risks caused by changes in

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

currency exchange rates, we use various financial instruments as described under “Item 3 – Qualitative and Quantitative Disclosures about Market Risk.”

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

        We are highly leveraged and have other substantial obligations. At June 30, 2005, we had total debt of $703 million, cash and cash equivalents of $10 million and a stockholders’ deficit of $64 million.

        We use cash and cash equivalents, funds available under the Revolving Facility, subject to continued compliance with the financial covenants and representations under the Revolving Facility, as well as cash flow from operations as our primary sources of liquidity. The Revolving Facilities provides for maximum borrowings of up to $215 million. At June 30, 2005, $177 million was available (after consideration of outstanding Revolving and swingline loans of $31 million and outstanding letters of credit of $7 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

        At June 30, 2005, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants over the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

        At June 30, 2005, 27% (or $182 million) of our total debt, excluding the fair value adjustments to debt and unamortized bond premium, had effectively been converted to variable rate obligations. At June 30, 2005, we had interest rate swaps for a notional amount of $150 million that effectively convert a portion of our fixed rate debt (represented by the Senior Notes) into variable rate debt. At June 30, 2005, variable interest was calculated based on the six month LIBOR plus 5.7967%.

        At June 30, 2005, we also had interest rate caps for a total notional amount of $150 million through August 2007. These instruments effectively cap our interest rate exposure, represented by the net impact of our swaps on the Senior Notes, to no greater than 11.3% per annum.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        At June 30, 2005, the Revolving Facility had an effective interest rate of 6.0%, our $435 million principal amount of Senior Notes had an effective rate of 9.5% (i.e., a fixed rate of 10.25%, with $150 million effectively swapped to a variable rate of the LIBOR plus 5.7949%)

and our $225 million principal amount of Debentures had a fixed rate of 1.625%. We estimate interest expense to be approximately $51 million to $52 million for 2005, an increase of $2 million to $3 million from original estimates primarily due to the termination of $285 million notional amount of interest rate swaps in the second quarter of 2005 and higher average debt balances.

        We continue to implement interest rate management initiatives to seek to minimize interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations as described under “Item 3 – Quantitative and Qualitative Disclosures about Market Risk” in this Report.

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

        As part of our cash management activities, we seek to manage accounts receivable credit risk and collections and payment of accounts payable to maximize our free cash at any given time and minimize accounts receivable losses. We may from time to time and at any time exchange or purchase Senior Notes or Debentures in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. We also continue to evaluate other opportunities to reduce our obligations, including the obligations associated with our U.S. defined benefit plan, which was frozen in 2003. We intend to continue to sell real estate, non-strategic businesses and certain other non-strategic assets. Such sales could result in impairment charges. We cannot assure you if or when we will be able to complete these sales or that we will realize proceeds therefrom that meet our current expectations.

        Our high leverage and other substantial obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations, thereby reducing funds available to us for other purposes.

        We believe that the long term fundamentals of our business continue to be sound. Accordingly, although we cannot assure you that such will be the case, we believe that, based on our expected cash flow from operations, our existing capital resources, and taking into account our working capital needs and our efforts to reduce costs, improve efficiencies and product

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

quality, and accelerate commercialization of new products and cash flow, we will be able to manage our liquidity to permit us to service our debt and meet our obligations when due. Based on expected operating results and expected cash flows, we expect to be in compliance with all financial and other covenants over the next twelve months.

        Cash Flows. In general, during the 2004 first half and the 2005 first half, we used cash in operating activities (including payments related to restructurings and antitrust investigations, lawsuits and claims) as well as for capital expenditures. Financing for these uses was provided primarily by our incurrence of long-term and short-term debt.

        Cash Flow Used in Operating Activities. Cash flow used in operating activities was $8 million in the 2005 first half and $152 million in the 2004 first half, an improvement of $144 million.

        Cash used in operating activities was $8 million in the 2005 first half. Net income, after adding back the net effect from non-cash items, amounted to $39 million. Such income was used in operating activities as follows: a reduction in payables of $23 million primarily due to timing of payment patterns, an increase in inventories of $34 million, necessary to enhance the reliability and stability of our graphite electrode network, increase productivity and reduce overtime and distribution costs, an increase of $2 million in other current assets offset by a decrease in accounts receivables of $28 million due to improved collection efforts.

        Other uses in the 2005 first half consisted of $8 million of payments for antitrust investigations and related lawsuits and claims, $4 million of restructuring costs related to severance and related payments and $4 million of other payments consisting primarily of pension and post-retirement contributions and payments.

        Cash used in operating activities was $152 million in the 2004 first half. Net income, after adding back the net effect from non-cash items, amounted to $60 million. Such income was used in operating activities as follows: a reduction in payables of $38 million primarily due to timing of payment patterns (including our semi-annual interest payment on the Senior Notes), an increase in accounts receivables of $60 million primarily from the discontinuance of accounts receivable factoring, and an increase in inventories of $6 million in anticipation of increased demand.

        Other uses in the 2004 first half consisted primarily of $77 million of payments for antitrust investigations and related lawsuits and claims, $14 million of restructuring costs related to severance and related payments and $17 million of other payments consisting primarily of pension and post retirement contributions and payments.

        Cash Flow Used in Investing Activities. Cash flow used in investing activities was $22 million in the 2005 first half and $22 million in the 2004 first half. The majority of such investing activities consisted of capital expenditures.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Capital expenditures amounted to $25 million for the 2005 first half and related primarily to graphite electrode productivity and production stability initiatives and other essential capital maintenance.

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

        Cash Flow Provided by Financing Activities. Cash flow provided by financing activities was $18 million in the 2005 first half and $195 million during 2004 first half.

        During the 2005 first half, we borrowed $48 million under the Revolving Facility and made payments of $20 million and borrowed $3 million of other short term debt. We used these borrowings to fund working capital requirements, primarily inventory that we have replenished and built in anticipation of stronger demand. In the 2005 first half, we also paid $5 million of financing costs in conjunction with the refinancing of the Revolving Facility and $8 million in connection with the sale of $450 million notional amount of interest rate swaps.

        Overall debt increased in the 2004 first half due to the issuance and sale of the Debentures. During the 2004 first half, we received gross proceeds of $225 million (less issuance costs of $7 million) from the issuance and sale of the Debentures. We used these proceeds primarily to repay term loans of $21 million outstanding under the Senior Facilities. We also used these proceeds to make a provisional payment to the EU Competition Authority against the EU antitrust fine and to replace cash previously provided by factoring of accounts receivable as described above in “– Cash Flow Used in Operating Activities”. In addition, we purchased $8 million aggregate principal amount of Senior Notes, plus accrued interest, for $9 million in cash.

Restrictions on Dividends and Stock Repurchases

        A description of the restrictions on our ability to pay dividends and our ability to repurchase common stock is set forth under “Item 5 – Dividend Policies and Restrictions” in the Annual Report. Such description contains all of the information required with respect thereto.

Recent Accounting Pronouncements

        A description of recent accounting pronouncements is set forth under “New Accounting Standards” in Note 2 to the Notes to the Consolidated Financial Statements contained in this Report, and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Description of Our Financing Structure

        The description of the Revolving Facility, the Senior Notes and the Debentures set forth under “Long-Term Debt and Liquidity” and “Subsequent Events” in the Annual Report is incorporated by reference, subject to the additional or different information set forth in this Report.

         Revolving Facility

        On February 8, 2005, we entered into an Amended and Restated Credit Agreement, dated as of February 8, 2005, among GTI, GrafTech Finance, GrafTech Global, the LC Subsidiaries from time to time party thereto, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank.

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

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Unsecured intercompany term notes in an aggregate principal amount, at June 30, 2005, equal to $512 million (based on currency exchange rates in effect at June 30, 2005) issued by our operating subsidiaries in Mexico, South Africa and Switzerland and our holding company subsidiary in France and guarantees of those unsecured intercompany term notes by our principal foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at June 30, 2005 equals $329 million (based on currency exchange rates in effect at June 30, 2005), or about 76% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at June 30, 2005 of $183 million (based on currency exchange rates in effect at June 30, 2005) and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors of GrafTech Finance (including the lenders under the Revolving Facility, the holders of the Senior Notes and the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

        Our operating subsidiary in Russia, Carbone Savoie, AET and certain immaterial domestic and foreign operating and holding companies are neither guarantors of the secured intercompany revolving note of our Swiss subsidiary that is pledged to secure the Revolving Facility nor guarantors of the Senior Notes or the unsecured intercompany term notes pledged to secure the Senior Notes, nor guarantors of the Debentures. At December 31, 2004 and June 30, 2005, the aggregate combined book value of their assets was about $185 million and $204 million, respectively, and their debt and liabilities totaled $74 million (including intercompany trade and other miscellaneous liabilities of $19 million) and $80 million (including intercompany trade and other miscellaneous liabilities of $53 million), respectively. For the 2005 first half, their aggregate combined net loss was $1 million and for the 2004 first half their aggregate combined net income was about $2 million. For the 2005 first half and 2004 first half, their aggregate combined net source of cash from operations was about $21 million and $17 million, respectively.

         Debentures

        GTI currently has $225 million aggregate principal amount of Debentures outstanding. Interest on the Debentures is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2004, at the rate of 1.625% per annum. The Debentures mature on January 15, 2024, unless earlier converted, redeemed or required to be repurchased.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

Product Warranties

        We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. At December 31, 2004 and June 30, 2005, claims accrued but not yet paid amounted to $1 million. The following table presents the activity in this accrual for the 2005 first half:

Balance at December 31, 2004	$1
Product warranty charges	1
Payments and settlements	(1)

Balance at June 30, 2005	$1

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risks primarily from changes in interest rates, currency exchange rates, commercial energy rates and changes to the fair value of the redemption option and related make-whole provision under the Debentures. We routinely enter into various transactions that have been authorized according to documented policies and procedures to manage these well-defined risks. These transactions relate primarily to financial instruments described below. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not use financial instruments for trading purposes.

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

        During the first quarter of 2005, we sold $15 million notional amount of undesignated swaps and paid a nominal fee. Additionally, we sold $150 million notional amount of our fair value hedge swaps and paid $3 million in cash. Immediately thereafter, we repurchased $150 million notional amount of fair value hedge swaps with a different counterparty. During the second quarter of 2005, we sold $285 million notional amount of swaps and paid $5 million. As

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

a result of these transactions, we now hold $150 million notional amount of swaps related to the Senior Notes.

        At December 31, 2004 and June 30, 2005 (excluding the offsetting value of our interest rate caps), the principal value of our debt was reduced by $10 million and $1 million, respectively, as a result of our fair value hedges. The market values of those interest rate swaps, excluding changes in value resulting from accrued interest payable or receivable from the counterparty, are currently recorded as part of other long-term obligations on the Consolidated Balance Sheets. Accrued interest receivable from or payable to the counterparty is recorded as a component of interest expense on the Consolidated Statement of Operations.

        Such interest rate swaps have effectively converted our fixed rate debt (represented by the Senior Notes) into variable rate debt. At December 31, 2004, such variable interest was calculated based on the six month LIBOR rate as of the date of payment plus 5.7940%, calculated in arrears. At June 30, 2005, variable interest was calculated based on the six month LIBOR plus 5.7967%.

        All of our swaps are valued monthly, and we are required to provide cash collateral to the counterparty to the extent that the fair market value of the swap liability, net of the fair market value of our interest rate caps, exceeds a specific threshold. At December 31, 2004 and June 30, 2005, all of our swaps were with one counterparty and this threshold was $15 million. We were not required to provide any cash collateral at December 31, 2004 or June 30, 2005.

        When we sell a fair value hedge swap, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through debt-for-equity exchanges, repurchases or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs. At December 31, 2004 and June 30, 2005, the principal value of our debt was increased by $25 million and $15 million, respectively, as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $15 million and a $14 million increase in the fair value of our debt at December 31, 2004 and June 30, 2005, respectively, and was recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.”

        Interest rate swaps reduced our interest expense by approximately $10 million in the 2004 first half. The reduction was due to the benefit from current interest rate swaps in the amount of $6 million, $1 million of amortization of fair value adjustments for previously sold interest rate swaps and $3 million due to the acceleration of the amortization of fair value adjustments for previously sold interest rate swaps due to a reduction of Senior Notes.

        Interest rate swaps reduced our interest expense by $3 million in the 2005 first half. The reduction was due to the benefit from current interest rate swaps in the amount of $2 million and the amortization of fair value adjustments for previously sold interest rate swaps of $1 million.

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        We enter into agreements with financial institutions that are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure, represented by the net impact of our swaps on the Senior Notes, to no greater than 11.3% per annum. At December 31, 2004, we had interest rate caps for a notional amount of $500 million. During the second quarter of 2005, we sold $350 million notional amount of caps and received a nominal amount. As a result, at June 30, 2005, we had interest rate caps for a notional amount of $150 million. All of our interest rate caps are marked-to-market monthly. Gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. The fair value adjustment on caps was a nominal gain for the 2004 second quarter, a $1 million loss for the 2005 second quarter, a $2 million loss for the 2004 first half and a $1 million loss for the 2005 first half.

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

        The notional amount of open foreign exchange contracts, used by us to minimize foreign currency exposure against euro depreciation, was $54 million at December 31, 2004. In the 2005 second quarter, we sold all open foreign exchange contracts. As a result, we received $2 million and recognized a gain of $1 million which was recorded in other (income) expense, net, on the Consolidated Statement of Operations. At June 30, 2005, we had no such contracts outstanding.

        Commercial Energy Rate Management. We currently do not have any natural gas derivative or other commercial energy rate contracts. We have in the past entered, and may in the future enter, into short duration fixed rate purchase contracts with certain of our natural gas suppliers in order to mitigate seasonal increases in our natural gas costs.

        Derivative Liability Associated with the Debentures. The redemption make-whole option is accounted for separately from the underlying debt and recorded as a derivative financial instrument. The embedded derivative financial instrument was classified as a derivative liability upon issuance and is included in the other long-term obligations in the Consolidated Balance Sheet. At each balance sheet date, we adjust the redemption make-whole option to its estimated fair value. Upon issuance at January 22, 2004, the estimated fair value of our derivative liability was $6 million. At December 31, 2004, the estimated fair value of our derivative liability was $4 million. At June 30, 2005, the estimated fair value of our derivative liability was a nominal amount. We estimate the fair value of the redemption make-whole option using a financial

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

model that uses several assumptions, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period.

        Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates, interest rates and the Debenture redemption make-whole option on results of operations for the 2005 first half. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the 2005 first half by about $6 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points (including the impact of such increase on current interest rate swaps) would have increased our interest expense by about $2 million for the 2005 first half. Based on this analysis, a hypothetical 10% increase or decrease in the more relevant variables (particularly our current stock price, historical stock price volatility and borrowing costs) would have a nominal effect on the redemption make-whole option.

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

         Changes in Internal Controls Over Financial Reporting

        Management’s evaluation of disclosure controls and procedures did not identify any change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

        This information required in response to this Item is set forth in Note 13 to the Notes to Consolidated Financial Statements contained in this Report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect thereto.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 25, 2005, GTI held its annual meeting of stockholders in Wilmington, Delaware.

        At the meeting, the stockholders elected directors and the shares present at the meeting were voted for or withheld from each nominee, as follows:

Name of Director	Number of Shares Cast For	Percentage of Votes Cast For	Number of Shares Withheld
R. Eugene Cartledge	89,520,729	96.75	3,010,666
Mary B. Cranston	89,533,645	96.76	2,997,750
John R. Hall	89,557,359	96.79	2,974,036
Harold E. Layman	87,586,615	94.66	4,944,780
Ferrell P. McClean	87,383,322	94.44	5,148,073
Michael C. Nahl	85,952,519	92.89	6,578,876
Frank A. Riddick, III	89,686,032	96.92	2,845,363
Craig S. Shular	89,637,789	96.87	2,893,606

        At the meeting, the stockholders voted on a proposal to approve the GrafTech International Ltd. 2005 Equity Incentive Plan. The proposal was approved. The shares present at the meeting were voted on the proposal as follows:

Number of Shares Cast For	Percentage of Shares Cast For	Number of Shares Cast Against	Number of Shares Abstaining	Number of Broker Non-Votes
59,874,989	61.03	28,635,708	4,020,699	13,286,703

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the following table have been filed as part of this Report.

PART II (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer & President.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer & President.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the 2005 second quarter:

(1)	Current Report on Form 8-K, dated May 5, 2005, filed with the SEC under Items 2.02 and 9.01 on May 5, 2005.

(2)	Current Report on Form 8-K, dated April 4, 2005, filed with the SEC under Item 4.01 on April 5, 2005.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2005	GRAFTECH INTERNATIONAL LTD. By: /s/ Corrado F. De Gasperis Corrado F. De Gasperis Vice President, Chief Financial Officer & Chief Information Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer & President.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer & President.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Corrado F. De Gasperis, Vice President, Chief Financial Officer & Chief Information Officer.