Form 10-Q
period 2005-09-30
GRAFTECH INTERNATIONAL LTD
filed 2005-11-07
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to ___________________

_______________

Commission file number: 1-13888

_______________

GRAFTECH INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1385548 (I.R.S. Employer Identification Number)

_______________

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

Yes [ X ]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

As of September 30, 2005, 97,776,354 shares of common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Consolidated Balance Sheets at December 31, 2004 and September 30, 2005 (unaudited)	Page 3
Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2004 and 2005 (unaudited)	Page 4
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2004 and 2005 (unaudited)	Page 5
Consolidated Statements of Stockholders’ Deficit for the Year ended December 31, 2004 and the Nine Months ended September 30, 2005 (unaudited)	Page 7
Notes to Consolidated Financial Statements (unaudited)	Page 8
Introduction to Part I, Item 2, and Part II, Item 1	Page 32
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 58
Item 4. Controls and Procedures	Page 62
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	Page 63
Item 6. Exhibits	Page 63
SIGNATURE	Page 64
EXHIBIT INDEX	Page 65

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share data)

(Unaudited)

ASSETS	At December 31, 2004	At September 30, 2005

Current assets:
Cash and cash equivalents	$24	$6
Accounts and notes receivable, net of allowance for doubtful accounts of $4 million at December 31, 2004 and September 30, 2005	206	172
Inventories	225	255
Prepaid expenses and other current assets	25	22

Total current assets	480	455

Property, plant and equipment	1,131	1,108
Less: accumulated depreciation	753	741

Net property, plant and equipment	378	367
Deferred income taxes	153	149
Goodwill	23	21
Other assets	34	34

Total assets	$1,068	$1,026

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$86	$68
Short-term debt	1	2
Accrued income and other taxes	38	13
Other accrued liabilities	99	89

Total current liabilities	224	172

Long-term debt:
Principal value	655	706
Fair value adjustments for hedge instruments	15	11
Unamortized bond premium	2	1

Total long-term debt	672	718

Other long-term obligations	149	107
Deferred income taxes	46	42
Commitments and contingencies	--	--
Minority stockholders' equity in consolidated entities	30	27
Stockholders' deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, 150,000,000 shares authorized, 100,520,240 shares issued at December 31, 2004, 100,750,121 shares issued at September 30, 2005	1	1
Additional paid-in capital	941	943
Accumulated other comprehensive loss	(276)	(288)
Accumulated deficit	(627)	(604)
Less: cost of common stock held in treasury, 2,451,035 shares at December 31, 2004, 2,455,466 shares at September 30, 2005	(86)	(86)
Less: common stock held in employee benefit and compensation trusts, 522,732 shares at December 31, 2004, 518,301 shares at September 30, 2005	(6)	(6)

Total stockholders' deficit	(53)	(40)

Total liabilities and stockholders' deficit	$1,068	$1,026

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005

Net sales	$206	$209	$616	$640
Cost of sales	152	151	463	476

Gross profit	54	58	153	164
Research and development	2	3	6	7
Selling, administrative and other expenses	25	23	68	74
Other (income) expense, net	(2)	1	18	13
Restructuring charges	(3)	--	1	--
Antitrust investigations and related lawsuits and claims	--	--	(11)	--
Interest expense	10	13	27	38
Interest (income)	$--	$--	$(1)	$--

	32	40	108	132
Income before provision for income taxes and minority stockholders' share of loss	22	18	45	32
Provision for income taxes	31	2	36	9
Minority stockholders' share of loss	1	--	1	--

Net income (loss)	$(10)	$16	$8	$23

Basic earnings per common share:
Net income (loss) per share	$(0.10)	$0.16	0.09	$0.23

Weighted average common shares outstanding (in thousands)	97,428	97,734	96,224	97,649

Diluted earnings per common share:
Net income (loss) per share	$(0.10)	$0.15	$0.08	$0.23

Weighted average common shares outstanding (in thousands)	97,428	111,524	97,962	111,435

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2005

Cash flow from operating activities:
Net income	$8	$23
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	26	28
Deferred income taxes	26	5
Antitrust investigations and related lawsuits and claims	1	--
Restructuring charges	1	--
Loss on exchange of common stock for Senior Notes	5	--
Interest expense	(3)	2
Fair value adjustment on Debenture redemption make-whole option	--	(3)
Fair value adjustment on interest rate caps	4	1
Post retirement plan changes	(8)	(11)
Gain on sale of assets	(3)	--
Other (credits) charges, net	15	13
(Increase) decrease in working capital (see * on page 6)	(194)	(70)
Long-term assets and liabilities	(20)	(8)

Net cash used in operating activities	(142)	(20)

Cash flow from investing activities:
Capital expenditures	(31)	(36)
Purchase of derivative instruments	(2)	--
Sale of derivative instruments	1	2
Patents	--	(1)
Proceeds from sale of assets	6	1

Net cash used in investing activities	(26)	(34)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	(1)	1
Revolving Facility borrowings	--	122
Revolving Facility reductions	--	(72)
Long-term debt borrowings	225	--
Long-term debt reductions	(29)	--
Termination of interest rate swaps	--	(8)
Proceeds from exercise of stock options	7	--
Premium on bond repurchase	(1)	--
Financing costs	(7)	(5)

Net cash provided by financing activities	194	38

Net increase (decrease) in cash and cash equivalents	26	(16)
Effect of exchange rate changes on cash and cash equivalents	1	(2)
Cash and cash equivalents at beginning of period	34	24

Cash and cash equivalents at end of period	$61	$6

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2005

*Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable	$(11)	$21
Increase (reduction) in factoring of accounts receivable	(45)	5
Inventories	(7)	(42)
Prepaid expenses and other current assets	(1)	(1)
Payments for antitrust investigations and related lawsuits and claims	(80)	(12)
Restructuring payments	(15)	(5)
Decrease in accounts payable and accruals	(35)	(36)

Increase in working capital	$(194)	$(70)

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$37	$44
Income taxes	12	23
Non-cash operating, investing and financing activities:
Exchanges of common stock for Senior Notes which decrease long-term debt	$35	$--
Common stock issued to savings and pension plan trusts	1	1

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Dollars in millions, except share data)

(Unaudited)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit and Compensation Trust	Total Stockholders’ Deficit	Total Comprehensive Income (Loss)

Balance at January 1, 2004	96,402,287	$1	$893	$(286)	$(644)	$(86)	$(6)	$(128)

Comprehensive income (loss):
Net income	--	--	--	--	17	--	--	17	$17
Other comprehensive income (loss):
Minimum pension liability, net of $6 million of tax	--	--	--	(12)	--	--	--	(12)	(12)
Foreign currency translation adjustments, net of $2 million of tax	--	--	--	22	--	--	--	22	22

Total comprehensive income (loss)									$27

Exchange of common stock for Senior Notes	3,161,131	--	41	--	--	--	--	41
Stock options granted	--	--	1	--	--	--	--	1
Common stock issued to savings and
pension plan trusts	146,285	--	1	--	--	--	--	1
Sale of common stock under stock options	810,537	--	9	--	--	--	--	9
Other stock option activity	--	--	(4)	--	--	--	--	(4)

Balance at December 31, 2004	100,520,240	$1	$941	$(276)	$(627)	$(86)	$(6)	$(53)

Comprehensive income (loss):
Net income	--	--	--	--	23	--	--	23	$23
Other comprehensive income (loss):
Foreign currency translation
adjustments	--	--	--	(12)	--	--	--	(12)	(12)

Total comprehensive income (loss)									$11

Stock-based compensation	--	--	1	--	--	--	--	1
Common stock issued to savings and
pension plan trusts	229,881	--	1	--	--	--	--	1

Balance at September 30, 2005	100,750,121	$1	$943	$(288)	$(604)	$(86)	$(6)	$(40)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Presentation

These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”). Results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the entire year ending December 31, 2005.

Certain amounts in the Consolidated Financial Statements for the three months and nine months ended September 30, 2004 and for the year ended December 31, 2004 have been reclassified to conform with current period presentation.

(2)	New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS No. 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which Accounting Principals Board Opinion (“APB”) 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS No. 123(R) retains the modified grant date model from SFAS No. 123. Under that model, compensation cost is measured at the grant date and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). This Statement is effective for annual periods beginning after June 15, 2005. We will be required to adopt SFAS No. 123(R) in the first quarter of 2006. The actual impact of the adoption of SFAS No. 123(R) will depend upon the amount, nature and type of stock-based compensation awards outstanding upon implementation and that we may issue in the future. Based on the current stock-based compensation plans in effect, and awards issued, our estimated expense in 2006 for stock-based compensation is $7 million, $3 million of which relates to the 2005 restricted stock grants and $4 million of which relates to unvested stock options.

On August 31, 2005, the FASB staff issued FASB Staff Position (“FSP”) No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), which defers, at this time, the requirement of FASB Statement No. 123 (revised 2004), Share-Based Payment, that a freestanding financial instrument originally subject to SFAS 123(R) becomes subject to the

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recognition and measurement requirements of other applicable generally accepted accounting principles (“GAAP”) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. It is the current Staff position that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to SFAS 123(R) or was subject to SFAS 123(R) upon initial adoption of that Statement shall continue to be subject to the recognition and measurement provisions of SFAS 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The guidance in this FSP supersedes FSP EITF 00-19-1, Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation, and amends paragraph 11(b) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 133 Implementation Issue No. C3, Scope Exceptions: Exception Related to Share-Based Payment Arrangements. The adoption of this FSP will not have a significant impact on our consolidated results of operations or financial position.

In May 2005, the FASB directed the FASB staff to issue Application of Emerging Issues Task Force (“EITF”) Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation to clarify the application of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. This FASB Staff Position clarifies that a requirement to deliver registered shares, in and of itself, will not result in liability classification for freestanding financial instruments originally issued as employee compensation. This clarification is consistent with the FASB’s intent in issuing SFAS No. 123(R), Share-Based Payment. The adoption of this Position will not have a significant impact on our consolidated results of operations or financial position.

SFAS No.133 Implementation Issue No. B39 was posted by the FASB in June 2005. This Issue addresses circumstances in which an embedded call option (including a prepayment option) that can accelerate the settlement of a hybrid instrument containing a debt host contract, would not be subject to the conditions in paragraph 13(b) of SFAS No. 133. The FASB concluded that the conditions in paragraph 13(b) do not apply to an embedded call option in a hybrid instrument containing a debt host contract if the right to accelerate the settlement of the debt can be exercised only by the debtor (issuer/borrower). Issue No. B39 will be effective for the first day of the first fiscal quarter beginning after December 15, 2005. The adoption of Issue  No. B39 will not have any impact on our consolidated results of operations or financial position.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this Statement effective January 1, 2006. Based on our current evaluation of this Statement, we do not expect the adoption of SFAS No. 154 to have a significant impact on our consolidated results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We will adopt this Interpretation effective December 31, 2005. The adoption of this Interpretation will not have a significant impact on our consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted this Statement effective July 1, 2005. The adoption of SFAS No. 153 did not have a significant impact on our consolidated results of operations or financial position.

On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of APB No. 43, Chapter 4, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spillage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, we are required to adopt this Statement effective January 1, 2006. We are currently in the process of assessing the impact of the adoption of SFAS No. 151 on our consolidated results of operations and financial position.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)	Stock-Based Compensation

At September 30, 2005, we had several stock-based compensation plans. We account for those plans under the recognition and measurement principles of ABP No. 25, Accounting for Stock issued to Employees, and related interpretations. Compensation expense associated with our restricted stock grants (see below for a description) has been recorded in the Consolidated Statements of Operation and in the stockholders’ deficit section of the Consolidated Balance Sheet. No compensation expense has been recognized for our time vesting options granted with exercise prices at not less than market price on the date of grant. If compensation expense for those plans was determined by the fair value method prescribed by SFAS No. 123, Accounting for Stock Based Compensation, our net income and earnings per share would have been decreased to the pro forma amounts indicated in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
	(Dollars in millions)		(Dollars in millions)

Net income (loss) as reported	$(10)	$16	$8	$23
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	--	--	1	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	--	(1)	(2)	(2)

Pro forma net income (loss)	$(10)	$15	$7	$21

Earnings per share:
Basic - as reported	$(0.10)	$0.16	$0.09	$0.23
Basic - pro forma	(0.10)	0.15	0.07	0.22
Diluted - as reported	(0.10)	0.15	0.08	0.23
Diluted - pro forma	(0.10)	0.14	0.07	0.21

The GrafTech International Ltd. 2005 Equity Incentive Plan (“the 2005 Plan”) was approved in the second quarter of 2005. The 2005 Plan provides that the GrafTech Management Stock Incentive Plan (Original Version), Management Stock Incentive Plan (Senior Version), Management Stock Incentive Plan (Mid-Management Version), 1995 Equity Incentive Plan and 1996 Mid-Management Equity Incentive Plan (collectively, the “existing plans”) are frozen and will remain in effect only to the extent of awards outstanding under such existing plans on May 25, 2005. The 2005 Plan initially covers 4,800,000 shares. Shares under the existing plan are added to and become available for awards under the 2005 Plan to the extent (but only to the extent) that stock options or stock grants outstanding on May 25, 2005 under the existing plans expire or are canceled or forfeited before they are exercised or vest, respectively, and limited to the extent of the current outstanding awards.

In the second and third quarter of 2005, under the 2005 Plan, we granted 455,907 shares of restricted stock to employees at share prices ranging between $3.80-$5.24. Such grants are time-vested grants, vesting two years from the date of grant.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the third quarter of 2005, under the 2005 Plan, we granted 832,000 shares of restricted stock to employees at a share price of $5.94. Such grants are time-vested grants, with one-third of the grant vesting on the anniversary date of the grant in each of the next three years.

(4)	Earnings Per Share

Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, Earnings Per Share, and EITF No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share, using the following data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
	(Dollars in millions)

Net income, as reported	$(10)	$16	$8	$23
Add: Interest on Debentures, net of tax benefit	--	1	1	2
Add: Amortization of Debentures issuance costs, net of tax benefit	--	--	1	1

Net income, as adjusted	$(10)	$17	$10	$26

Weighted average common shares outstanding for basic calculation	97,428,395	97,733,816	96,223,825	97,648,692
Add: Effect of stock options and restricted stock	--	219,524	1,737,752	215,427
Add: Effect of Debentures	--	13,570,560	--	13,570,560

Weighted average common shares outstanding for diluted calculation	97,428,395	111,523,900	97,961,577	111,434,679

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities, including those underlying the Debentures, had been issued. As a result of the net loss reported for the third quarter of 2004, 1,498,615 of potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share in the third quarter of 2004 because their effect would reduce the loss per share.

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 4,146,862 and 3,616,367 shares in the third quarter of 2004 and 2005, respectively, and 4,061,875 and 9,538,959 shares in the first nine months of 2004 and 2005, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

The calculation of weighted average common shares outstanding for the diluted calculation also excludes the 13,570,560 shares underlying the Debentures for the three months and nine months ended September 30, 2004, as the effect would have been anti-dilutive.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5)	Segment Reporting

In accordance with SFAS No. 131, our businesses are segregated into the following reportable segments: Synthetic Graphite, which consists of graphite electrodes, cathodes and advanced graphite materials and related services, and Other, which consists of natural graphite, carbon electrodes and refractories and related services.

We evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers are not material. The accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole.

The following tables summarize financial information concerning our reportable segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
	(Dollars in millions)
Net sales to external customers:
Synthetic Graphite	$184	$184	$546	$562
Other	22	25	70	78

Net sales	$206	$209	$616	$640

Gross profit:
Synthetic Graphite	$47	$52	$136	$147
Other	7	6	17	17

Gross profit	$54	$58	$153	$164

Reconciliation of gross profit to income before provision for income taxes and minority stockholders' share of income:
Gross profit	$54	$58	$153	$164
Research and development	2	3	6	7
Selling, administrative and other expenses	25	23	68	74
Other (income) expense, net	(2)	1	18	13
Restructuring charges	(3)	--	1	--
Antitrust investigations and related lawsuits and claims	--	--	(11)	--
Interest expense	10	13	27	38
Interest (income)	--	--	(1)	--

Income before provision for income taxes and minority stockholders' share of loss	$22	$18	$45	$32

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6)	Restructuring Charges and Impairment Losses

At September 30, 2005, the outstanding balance of our restructuring reserve was $4 million. We expect to make $1 million of these payments by the end of 2005, with the majority of the remaining payments to be paid by the end of 2007. The components of the balance at September 30, 2005 consisted primarily of:

Synthetic Graphite Segment:

•	$2 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy;
•	$1 million related to the closure of our graphite electrode manufacturing operations in Welland, Canada; and

Other Segment:

•	$1 million related primarily to remaining lease payments on our former corporate headquarters.

In the third quarter of 2005, we recorded a nominal charge associated with the phase out of our graphite electrode machining operations in Clarksville, Tennessee, scheduled for completion in the third quarter of 2006, and the closure of our administrative offices in Clarksville, scheduled for completion at the end of the first quarter of 2006. The total program cost is expected to be approximately $2 million and will be expensed and paid over the remainder of 2005 and 2006.

In the third quarter of 2004, we recorded a net restructuring benefit of $3 million, primarily due to a $4 million reduction in restructuring cost estimates associated with the closure of our graphite electrode operations in Caserta, Italy, partially offset by a $1 million charge relating primarily to severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom.

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

The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets. The following table summarizes year-to-date activity relating to the accrual:

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in millions)

Balance at December 31, 2004	$5	$4	$9
Restructuring charges	--	--	--
Changes in estimates	--	--	--
Payments and settlements	(3)	(2)	(5)

Balance at September 30, 2005	$2	$2	$4

(7)	Other (Income) Expense, Net

The following table presents an analysis of other (income) expense, net:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
	(Dollars in millions)
Currency (gains) losses	$(3)	$--	$2	$12
Fair value adjustment on interest rate caps	2	--	4	1
Fair value adjustment on Debenture redemption make-whole option	--	1	--	(3)
Loss (gain) on reduction of Senior Notes	--	--	6	--
Curtailment gain on defined benefit plan	--	--	(2)	--
Legal, environmental and other related costs	2	1	6	2
Gain on sale of fixed assets	(3)	--	(3)	(1)
Gain on sale of foreign exchange contracts	--	--	--	(1)
Bank and other financing fees	--	1	2	2
Write-off of capitalized bank fees	--	--	--	2
Transaction-related taxes	--	--	1	--
Other	--	(2)	2	(1)

Total other (income) expense, net	$(2)	$1	$18	$13

We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2004 and September 30, 2005, the aggregate principal amount of these loans was $477 million and $422 million, respectively. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other income (expense), net, on the Consolidated Statements of Operations. In the first nine months of 2004, we had a net total of $2 million of currency losses, including $3 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the first nine months of 2005, we had a net total of $12 million of currency losses, majority of which pertains to exchange

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency.

(8)	Benefit Plans

The components of our consolidated net pension and postretirement costs (benefits) are set forth in the following tables:

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
	(Dollars in millions)

Service cost	$--	$--	$1	$1
Interest cost	3	3	9	8
Expected return on plan assets	(3)	(3)	(9)	(8)
Amortization of unrecognized loss	--	1	--	1
Settlement gain	--	--	(1)	--

Net cost	$--	$1	$--	$2

	Postretirement Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
	(Dollars in millions)

Service cost	$--	$--	$--	$--
Interest cost	1	1	3	1
Amortization of prior service cost (benefit)	(5)	(5)	(14)	(16)
Amortization of unrecognized loss (gain)	1	1	3	4

Net benefit	$(3)	$(3)	$(8)	$(11)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9)	Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31, 2004	At September 30, 2005
	(Dollars in millions)

Revolving facility	$--	$50
Senior Notes:
Senior Notes due 2012	435	435
Fair value adjustments for current hedge instruments	(10)	(4)
Fair value adjustments for terminated hedge instruments*	25	15
Unamortized bond premium	2	1

Total Senior Notes	452	447
Debentures**	219	220
Other European debt	1	1

Total	$672	$718

_______________

* Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.
**

Excludes the derivative liability relating to our redemption feature with a make-whole provision, which amounts to $4 million at December 31, 2004 and $1 million at September 30, 2005 and is included in other long-term obligations on the Consolidated Balance Sheets.

(10)	Inventories
Inventories are comprised of the following:

	At December 31, 2004	At September 30, 2005
	(Dollars in millions)

Raw material and supplies	$59	$67
Work in process	142	153
Finished Goods	24	35

Inventories	$225	$255

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11)	Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
	(Dollars in millions)

Interest incurred on debt	$13	$12	$39	$38
Interest rate swap benefit	(3)	--	(9)	(2)
Amortization of fair value adjustments for terminated hedge instruments	(1)	--	(2)	(1)
Accelerated amortization of fair value adjustments for terminated hedge instruments due to reduction of
Senior Notes	--	--	(3)	--
Amortization of debt issuance costs	1	1	2	3

Interest expense	$10	$13	$27	$38

During the first quarter of 2005, we terminated $15 million notional amount of undesignated swaps and paid a nominal fee. During the second quarter of 2005, we terminated $285 million notional amount of swaps and paid $5 million. As a result of these transactions, at September 30, 2005, we had $150 million notional amount of swaps for the remaining term of the Senior Notes.

During the first quarter of 2005, we sold $350 million notional amount of interest rate caps. As a result of these transactions, at September 30, 2005, we had interest rate caps for a notional amount of $150 million.

(12)	Income Taxes

The State of Ohio enacted a tax law change on June 30, 2005. The new law will phase out the current income/franchise tax over five years. Due to this change, the deferred tax asset associated with an Ohio state net operating loss is not expected to be fully recoverable. Therefore, we incurred a $1.6 million, non-cash, charge in the 2005 first nine months to record additional valuation allowance for the estimated net operating losses that will expire unutilized.

During the 2004 third quarter, we implemented a tax election that accelerated approximately $215 million of taxable income in the U.S. through a standard election that resulted in the utilization of approximately $26 million of deferred tax assets, of which approximately $20 million were foreign tax credits. This resulted in a non-cash tax charge of $25 million in third quarter 2004. During the 2005 third quarter, we completed and filed our U.S. federal income tax return that included the 2004 third quarter tax election. As a result of completing the return, we identified adjustments required to our 2004 estimates resulting in a $5 million tax benefit in the 2005 third quarter.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13)	Contingencies

Antitrust Investigations

In 1997, the DOJ and the EU Competition Authority commenced investigations into alleged violations of the antitrust laws in connection with the sale of graphite electrodes. The antitrust authorities in Canada, Japan and Korea subsequently began similar investigations. The EU Competition Authority also commenced an investigation into alleged antitrust violations in connection with the sale of specialty graphite. These antitrust investigations have been finally resolved. Several of the investigations resulted in the imposition of fines against us. These fines, or payments in accordance with a payment schedule in the case of the DOJ antitrust fine, have been timely paid. At December 31, 2004 and September 30, 2005, $43 million and $31 million remained in the reserve for liabilities and expenses in connection with these antitrust investigations and related lawsuits and claims, respectively. The reserve is unfunded and represents the remaining DOJ antitrust fine obligation with quarterly payments scheduled through January 2007.

Antitrust Lawsuits

Through September 30, 2005, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. All payments due have been timely paid.

In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the United States District Court for the Eastern District of Pennsylvania (“EDPA District Court”.) In March 2002, we were served with another complaint commencing a separate civil antitrust lawsuit in the EDPA District Court. These lawsuits are called the “foreign customer lawsuits.” The first complaint, entitled Ferromin International Trade Corporation, et al. v. UCAR International Inc., et al., was filed by 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP New Zealand Ltd. et al. v. UCAR International Inc., et al. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled Saudi Iron and Steel Company v. UCAR International Inc., et al., was filed by a steelmaker who is located outside the U.S. The fourth complaint, entitled Arbed, S.A., et al. v. Mitsubishi Corporation, et al., was filed by 5 steelmakers, all of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June and July 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs’ claims. The claims not dismissed relate to sales invoiced from

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the United States. Appeals were filed by the plaintiffs and the defendants with the U.S. Court of Appeals for the Third Circuit with regard to these dismissals. The U.S. Court of Appeals for the Third Circuit heard oral argument on these appeals on March 11, 2003. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. We filed a motion to stay the lawsuit commenced by the fourth complaint pending resolution of appeals in the other foreign customer lawsuits, and such motion was granted in July 2002. In June 2004, the U.S. Supreme Court issued its decision in the case of F. Hoffman-LaRoche v. Empagran S.A. et al., an antitrust case brought by foreign purchasers against the participants in an international vitamins cartel. Because of the relevance of this decision to the foreign customer lawsuits, the U.S. Court of Appeals for the Third Circuit reviewed the impact of this decision on the pending appeals in the foreign customer lawsuits. Subsequently, in August 2004, the U.S. Court of Appeals for the Third Circuit remanded the case to the EDPA District Court for its consideration of the impact of the Empagran decision on the foreign customer lawsuits.

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. Claims accrued but not yet paid amounted to $1 million at December 31, 2004 and a nominal amount at September 30, 2005. The following table presents the activity in this accrual for the first nine months of 2005:

Balance at December 31, 2004	$1
Product warranty charges	1
Payments and settlements	(2)

Balance at September 30, 2005	$--

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

The following table sets forth condensed consolidating balance sheets at December 31, 2004 and September 30, 2005, condensed consolidating statements of operations for the third quarter of 2004 and first nine months and the third quarter of 2005 and first nine months, and condensed consolidating statements of cash flows for the first nine months of 2004 and the first nine months of 2005 of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors. Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At September 30, 2005, retained earnings of our subsidiaries subject to such restrictions were approximately $706 million. Investments in subsidiaries are recorded on the equity basis.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at September 30, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)

ASSETS

Current assets:
Cash and cash equivalents	$--	$1	$--	$5	$--	$6
Intercompany loans	51	166	--	99	(316)	--
Intercompany accounts receivable .	--	3	28	16	(47)	--
Accounts receivable - third party	--	--	32	140	--	172

Accounts and notes receivable, net	51	169	60	255	(363)	172

Inventories	--	--	59	196	--	255
Prepaid expenses and other current
assets	--	10	8	14	(10)	22

Total current assets	51	180	127	470	(373)	455

Property, plant and equipment	--	--	49	323	(5)	367
Deferred income taxes	69	15	65	1	(1)	149
Intercompany loans	--	514	--	--	(514)	--
Goodwill	--	--	--	21	--	21
Other assets	6	17	4	7	--	34

Total assets	$126	$726	$245	$822	$(893)	$1,026

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1	$6	$9	$52	$--	$68
Intercompany loans	--	99	202	63	(364)	--
Third party loans	--	--	--	2	--	2

Short-term debt	--	99	202	65	(364)	2
Accrued income and other taxes	--	--	6	17	(10)	13
Other accrued liabilities	--	--	35	54	--	89

Total current liabilities	1	105	252	188	(374)	172

Long-term debt	220	496	--	2	--	718
Intercompany loans	--	--	--	514	(514)	--
Other long-term obligations	2	4	54	47	--	107
Payable to equity of investees	(57)	--	(513)	--	570	--
Deferred income taxes	--	--	--	43	(1)	42
Commitments and contingencies	--	--	--	--	--	--
Minority stockholders' equity in
consolidated entities	--	--	--	27	--	27
Stockholders' equity (deficit)	(40)	121	452	1	(574)	(40)

Total liabilities and
stockholders' deficit	$126	$726	$245	$822	$(893)	$1,026

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended September 30, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)

Net sales	$--	$--	$60	$189	$(43)	$206
Cost of sales	--	--	41	143	(32)	152

Gross profit	--	--	19	46	(11)	54
Research and development	--	--	1	1	--	2
Selling, administrative and other expenses	--	--	14	17	(6)	25
Other (income) expense, net	(2)	(11)	(3)	(5)	19	(2)
Restructuring charge	--	--	(3)	--	--	(3)
Interest expense	6	12	5	5	(18)	10

Income (loss) before provision for income taxes and minority stockholders' share of loss	(4)	(1)	5	28	(6)	22
Provision for income taxes	--	25	1	5	--	31
Minority stockholders' share of loss	--	--	--	1	--	1
Equity in earnings of subsidiaries	--	--	(22)	--	22	--

Net income (loss)	$(4)	$(26)	$26	$22	$(28)	$(10)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended September 30, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)
Net sales	$--	$--	$65	$175	$(31)	$209
Cost of sales	--	--	51	132	(32)	151

Gross profit	--	--	14	43	1	58
Research and development	--	--	1	2	--	3
Selling, administrative and other expenses	1	--	7	21	(6)	23
Other (income) expense, net	1	(6)	1	(3)	8	1
Interest expense	1	13	1	6	(8)	13

Income (loss) before provision for (benefit from) income taxes and minority stockholders' share of income	(3)	(7)	4	17	7	18
Provision for (benefit from) income taxes	(3)	(4)	4	5	--	2
Minority stockholders' share of income	--	--	--	--	--	--
Deficit (equity) in earnings of subsidiaries	(9)	--	(11)	--	20	--

Net income (loss)	$9	$(3)	$11	$12	$(13)	$16

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Nine Months Ended September 30, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)
Net sales	$--	$--	$187	$551	$(122)	$616
Cost of sales	--	--	143	418	(98)	463

Gross profit	--	--	44	133	(24)	153
Research and development	--	--	2	4	--	6
Selling, administrative and other expenses	--	--	34	52	(18)	68
Other (income) expense, net	1	(24)	(16)	(3)	60	18
Restructuring charge	--	--	1	--	--	1
Antitrust investigations and related
lawsuits and claims	--	--	(11)	--	--	(11)
Interest expense	19	34	17	16	(59)	27
Interest (income)	--	--	--	--	(1)	(1)

Income (loss) before provision for (benefit from) income taxes and minority stockholders' share of loss	(20)	(10)	17	64	(6)	45
Provision for (benefit from) income taxes	(5)	22	4	15	--	36
Minority stockholders' share of loss	--	--	--	1	--	1
Equity in earnings of subsidiaries	(29)	--	(48)	--	77	--

Net income (loss)	$14	$(32)	$61	$48	$(83)	$8

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Nine Months Ended September 30, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)
Net sales	$--	$--	$190	$575	$(125)	$640
Cost of sales	--	--	144	449	(117)	476

Gross profit	--	--	46	126	(8)	164
Research and development	--	--	2	5	--	7
Selling, administrative and other expenses	1	--	29	65	(21)	74
Other (income) expense, net	(3)	(1)	1	(7)	23	13
Interest expense	4	35	4	18	(23)	38

Income (loss) before provision for
(benefit from) income taxes and minority
stockholders' share of income	(2)	(34)	10	45	13	32
Provision for (benefit from) income taxes	4	(13)	8	10	--	9
Minority stockholders' share of income	--	--	--	--	--	--
Deficit (equity) in earnings of subsidiaries	(15)	--	(35)	--	50	--

Net income (loss)	$9	$(21)	$37	$35	$(37)	$23

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Nine Months Ended September 30, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in millions)
Cash flow from operating activities:
Net Income (loss)	$14	$(32)	$61	$48	$(83)	$8
Adjustment to reconcile net income (loss) to cash (used in) provided by operations:
Depreciation and amortization	--	--	2	24	--	26
Deferred income taxes	(5)	23	4	4	--	26
Antitrust investigations and related lawsuits
and claims	--	--	1	--	--	1
Adjustment from cost to equity	(29)	--	(48)	--	77	--
Restructuring charges	--	--	--	1	--	1
Loss on exchange of common stock for Senior Notes	5	--	--	--	--	5
Interest expense	--	(3)	--	--	--	(3)
Post retirement plan changes	--	--	(8)	--	--	(8)
Gain on sale of assets	--	--	--	(3)	--	(3)
Fair value adjustments on interest rate caps	--	4	--	--	--	4
Other (credits) charges, net	14	1	1	(1)	--	15
(Increase) decrease in working capital	(71)	(106)	(58)	(57)	98	(194)
Long term assets and liabilities	--	--	(20)	--	--	(20)

Net cash used in operating activities	(72)	(113)	(65)	16	92	(142)
Cash flow from investing activities:
Intercompany investments	--	--	(50)	50	--	--
Intercompany loans receivable	--	(91)	40	(14)	65	--
Intercompany debt, net	72	48	87	(50)	(157)	--
Capital expenditures	--	--	(13)	(18)	--	(31)
Proceeds from sales of assets	--	--	--	6	--	6
Purchase of derivative investments	--	(2)	--	--	--	(2)
Sale of derivative investments	--	1	--	--	--	1

Net cash used in investing activities	72	(44)	64	(26)	(92)	(26)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	--	--	--	(1)	--	(1)
Long-term debt borrowings	--	225	--	--	--	225
Long-term debt reductions	--	(29)	--	--	--	(29)
Proceeds from exercise of stock options	--	7	--	--	--	7
Premium on bond repurchase	--	(1)	--	--	--	(1)
Financing costs	--	(7)	--	--	--	(7)

Net cash provided by financing activities	--	195	--	(1)	--	194
Net increase (decrease) in cash and cash equivalents	--	38	(1)	(11)	--	26
Effect of exchange rate changes on cash and
cash equivalents	--	--	--	1	--	1
Cash and cash equivalents at beginning of period	--	13	--	21	--	34

Cash and cash equivalents at end of period	$--	$51	$(1)	$11	$--	$61

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Nine Months Ended September 30, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidateds
	(Dollars in millions)
Cash flow from operating activities:
Net Income (loss)	$9	$(21)	$37	$35	$(37)	$23
Adjustment to reconcile net income (loss) to net
cash (used in) provided by operations:
Depreciation and amortization	--	--	3	24	1	28
Deferred income taxes	3	(3)	3	2	--	5
Adjustment from cost to equity	(15)	--	(35)	--	50	--
Interest expense	1	1	--	--	--	2
Fair value adjustment on Debenture redemption
make-whole option	(3)	--	--	--	--	(3)
Fair value adjustments on interest rate caps	--	1	--	--	--	1
Post retirement plan changes	--	--	(11)	--	--	(11)
Other (credits) charges, net	(9)	(14)	(16)	75	(23)	13
(Increase) decrease in working capital	12	(37)	(11)	(32)	(2)	(70)
Long term assets and liabilities	--	--	(4)	(4)	--	(8)

Net cash used in operating activities	(2)	(73)	(34)	100	(11)	(20)
Cash flow from investing activities:
Intercompany loans receivable/payable	3	--	24	45	(72)	--
Intercompany debt, net	(1)	23	15	(120)	83	--
Capital expenditures	--	--	(7)	(29)	--	(36)
Proceeds from sale of assets	--	--	1	--	--	1
Patents	--	--	--	(1)	--	(1)
Sale (purchase) of derivative investments	--	2	--	--	--	2

Net cash used in investing activities	2	25	33	(105)	11	(34)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	--	--	--	1	--	1
Revolving Facility borrowings	--	122	--	--	--	122
Revolving Facility reductions	--	(72)	--	--	--	(72)
Termination of interest rate swaps	--	(8)	--	--	--	(8)
Financing costs	--	(5)	--	--	--	(5)

Net cash provided by financing activities	--	37	--	1	--	38
Net increase (decrease) in cash and cash equivalents	--	(11)	(1)	(4)	--	(16)
Effect of exchange rate changes on cash and
cash equivalents	--	--	--	(2)	--	(2)
Cash and cash equivalents at beginning of period	--	12	1	11	--	24

Cash and cash equivalents at end of period	$--	$1	$--	$5	$--	$6

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured intercompany term notes in an aggregate principal amount, at September 30, 2005, equal to $514 million and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at September 30, 2005 equals $330 million, or about 76% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at September 30, 2005 of $184 million and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Revolving Facility, the holders of the Senior Notes and, pursuant to the subsidiary guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15)	Subsequent Events

Since September 30, 2005, and prior to the issuance of this Report, we have initiated the following actions in an effort to reduce overhead costs and improve the cash flow of the global organization:

•

On October 6, 2005, we announced plans to relocate our Corporate Headquarters from Wilmington, Delaware to our Research & Development Center in Parma, Ohio. This relocation will be completed by March 15, 2006.

•

On October 19, 2005, we announced plans to eliminate and/or reduce certain administrative activities based in our Etoy, Switzerland office. This plan is expected to be completed by the end of the first quarter of 2006. Our Swiss subsidiary is the center of our global graphite electrode contract manufacturing operations and will continue in this capacity to plan, procure, source, fulfill and sell graphite electrode orders throughout the network. As a result of this initiative, within the next 12 months, we expect to incur approximately $2 million to $3 million in restructuring charges in the Consolidated Statement of Operations.

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

Reference is made to the Annual Report for the definitions of “EAF,” “market shares,” major product lines,” “natural graphite products,” “capacity utilization rates” and “throughput.”

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

•

the possibility that additions to capacity for producing steel in electric arc furnaces may not occur or that increases in graphite electrode manufacturing capacity may occur, which may impact demand for or prices or sales volume of graphite electrodes;

•	the possibility that continued global consolidation of the world’s largest steel producers could impact our business or industry;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•

the possibility that average graphite electrode revenue per metric ton in the future may be different than current spot prices due to changes in product mix, changes in currency exchange rates, changes in competitive market conditions or other factors;

•	the possibility that price increases, adjustments or surcharges may not be realized;
•

the possibility that economic or technological developments may adversely affect growth in the use of graphite cathodes in lieu of carbon, graphitic or semi-graphitic cathodes in the aluminum smelting process;

•

the possibility that additions to aluminum smelting capacity may not occur or that increases in production of cathodes by competitors may occur, which may impact demand for or prices or sales volume of cathodes;

•

the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management or other products or that they could be subsequently displaced by other products or technologies;

•

the possibility of delays in or failure to achieve widespread commercialization of proton exchange membrane (“PEM”) fuel cells which use our natural graphite-based products or that manufacturers of PEM fuel cells may obtain those products from other sources;

•	the possibility of delays in expanding or failure to expand our manufacturing capacity to meet growth in demand for existing, new or improved products, if any;
•	the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others;
•	the occurrence of unanticipated events or circumstances relating to antitrust investigations, lawsuits or claims;
•	the possibility that the anticipated benefits from organizational and work process redesign or other system changes may be delayed or may not occur;
•

the possibility that our provision for income taxes and effective income tax rate or cash tax rate may fluctuate significantly due to changes in tax planning, tax laws, profitability and other factors;

•

the occurrence of unanticipated events or circumstances relating to health, safety or environmental compliance or remediation obligations or liabilities to third parties or relating to labor relations;

•	the possibility that taxes or other matters could be impacted by the American Job Creation Act of 2004;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•	the possibility of changes in interest or currency exchange rates, in competitive conditions, or in inflation;
•	the possibility of failure to satisfy conditions or milestones under, or occurrence of breach of terms of, our strategic alliances with Alcan, Ballard Power Systems or others;
•	the possibility of changes in government funding of, or failure to satisfy eligibility conditions to, government grants;
•	the possibility that our high leverage, substantial debt and other obligations could limit our financial resources and ability to compete and may make us more vulnerable to adverse economic events;
•

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

•

the possibility that interruption in our major raw material, energy or utility supplies due to, among other things, natural disasters, process interruptions, actions by producers, and capacity limitations, may adversely affect our ability to manufacture and supply our products or result in higher costs;

•

the possibility of interruptions in production at our facilities due to, among other things, critical equipment failure, may adversely affect our ability to manufacture and supply our products or result in higher costs;

•	the possibility that a service provider to whom we outsource global information technology and finance and accounting business process services may fail to provide these services;
•	the possibility that we may not complete planned asset sales for amounts or at times anticipated or at all, or that we may not achieve the earnings that we provide as guidance from time to time;
•

the possibility that our internal controls over financial reporting may become inadequate because of changes in conditions or that the degree of compliance with our policies and procedures may deteriorate or that our internal controls may not operate effectively and therefore do not prevent or detect misstatements; and

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.

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

Synthetic Graphite. Graphite electrode demand is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the first three quarters of 2005, global steel production and operating rates, excluding China, were lower than in the comparable prior year quarters, as most steel producers worked to reduce steel inventory levels. China’s steel production, however, has grown over 27% year-to-date and represents the single largest contributor to the growth in global steel demand. Although approximately 88% of Chinese steel production is Blast Oxygen Furnace (BOF) steel production, China is also the growth leader for new EAF steel production. Overall, EAF steel production capacity continues to grow, primarily driven by new EAF furnaces in China, and to a lesser extent, growth in Russia, the Middle East and North America.

The steel industry in most of our major markets continued operating at lower operating rates. We believe that these lower operating rates resulted in a reduction of steel inventories in the U.S. and, to a lesser extent, in other regions of the world. During the third quarter of 2005, U.S. steel inventories on hand dropped to their lowest levels in 18 months. We believe these lower inventory levels are a leading indicator of higher steel operating levels. We expect fourth quarter graphite electrode sales volume to be approximately 57,000 metric tons.

We expect average graphite electrode revenue per metric ton for 2005 to be at the low end of our guidance range of $2,900 to $3,000, excluding the impact of the weakening Euro. Based on currency exchange rates at September 30, 2005, we expect average graphite electrode revenue per metric ton for 2005 to be approximately $2,850. We anticipate virtually no spot business for the remainder of 2005.

We now expect that our 2005 graphite electrode production cost increases will be maintained at the low end of our previously communicated 2005 guidance of 10-12%.

The global graphite electrode pricing environment continues to improve as global demand for high quality, reliable graphite electrodes continues to grow. 2006 is expected to be one of the strongest years in over a decade for EAF new start-ups. These new furnaces are projected to add over 5% of EAF steel capacity over the course of 2006, primarily in China and Russia.

We have secured approximately 65% of our 2006 graphite electrode production costs, including 100% of our anticipated 2006 premium needle coke requirements, our most critical raw material. Although raw material pricing pressures remain persistently high, including new pressures from higher natural gas prices in North America, we have also identified productivity initiatives to help mitigate these rising 2006 production costs. These initiatives include the

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

implementation of rationalization and productivity opportunities in our synthetic graphite facilities and continued streamlining, centralization and consolidation of our administrative activities. We believe these productivity and consolidation initiatives will contain our 2006 graphite electrode production cost increases to a range of 10% to 12%.

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

Other Segment. We expect increased blast furnace construction and refurbishment to lead to continuing strong demand for our carbon refractories in the various geographic markets through the end of 2005 and into 2006. We believe that overall long-term demand for our advanced carbon materials continues to increase with strong global economic growth. We continue to seek to drive productivity and cost improvements in these product lines.

We expect growing net sales of our ETM products and services. We have hired and are continuing to hire additional personnel in sales, marketing and research and development to support our growth. These resources will focus on the continued growth of our ETM business as we continue to leverage our successes to penetrate new customers and applications and identify new market opportunities including recent approvals for ETM solutions in liquid crystal displays (LCD) panels. We believe the LCD flat panel display segment, when coupled with the plasma display television segment, is expected to grow from about eight million units in 2004 to sixty million units by 2008. We now expect ETM sales of approximately $20 million in 2005, representing an almost 70% increase over 2004. Based on current orders and outlook, we expect a continued growth rate for 2006 ETM sales of at least 50% over 2005.

Overall. We expect our net sales to increase by over 5% in 2005 as compared to 2004. The 2005 cash tax rate is targeted to be less than 30%, and the 2005 effective tax rate is expected to be in the range of 38% to 40%. Capital expenditures are estimated to be approximately $45 million and depreciation expense is estimated to be about $38 million in 2005.

Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes - Forward Looking Statements and Risks” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

Results of Operations

Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004.

Consolidated. Net sales of $209 million in the third quarter of 2005 represented a $3 million, or 1%, increase from net sales of $206 million in the third quarter of 2004, due to increases in net sales of cathodes, natural graphite, carbon electrodes and advanced graphite

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

materials, offset by decreases in net sales of both graphite electrodes and refractories. Net sales of cathodes increased $2 million, or 11%, due to a favorable sales mix in the third quarter of 2005 as compared to the third quarter of 2004. Net sales of natural graphite increased primarily due to an increase in ETM sales of $2 million, from $3 million in the third quarter of 2004 to $5 million in the third quarter of 2005. Net sales of carbon electrodes increased $2 million, or 19%, due to an increase in sales volumes. Net sales of advanced graphite materials increased $1 million, or 7%, due primarily to improved selling prices. Net sales of graphite electrodes decreased $3 million, of which $20 million was due to lower sales volumes and $4 million was due to a less favorable product mix, offset by an increase of $21 million due to higher average graphite electrode sales revenue per metric ton. Net sales of refractories decreased $1 million, or 13%, due to less favorable sales mix in the third quarter of 2005 as compared to the third quarter of 2004.

Cost of sales of $151 million in the third quarter of 2005 represented a $1 million, or 2%, decrease from cost of sales of $152 million in the third quarter of 2004 due to a decrease in cost of sales of graphite electrodes, offset by increases in cost of sales of cathodes, natural graphite and advanced graphite materials. The cost of sales of graphite electrodes decreased $8 million, or 9%, primarily due to lower sales volumes, which decreased costs by $14 million, offset by certain higher raw material costs of $4 million and the negative effect of changes in currency exchange rates of $2 million. Cost of sales of cathodes increased by $3 million, or 15%, due primarily to higher operating costs in the third quarter of 2005 as compared to the third quarter of 2004. Cost of sales of natural graphite materials increased $2 million, or 36%, primarily due to an increase in certain raw material costs and higher overhead costs. Cost of sales of carbon electrodes increased $1 million, or 6%, primarily due to increased sales volume. Cost of sales of refractories increased $1 million, or 11%, primarily due to a less favorable product mix.

As a result, gross profit in the third quarter of 2005 was $58 million, 9% or $4 million higher than $54 million for the third quarter of 2004. Gross margin was 28.0% of net sales in the third quarter of 2005 as compared to the 25.9% of net sales in the third quarter of 2004.

Research and development expenses were $3 million in the third quarter of 2005 and $2 million in the third quarter of 2004, with the increase primarily due to increased headcount to support growth in our ETM products and services.

Selling, administrative and other expenses were $23 million in the third quarter of 2005 and $25 million in the third quarter of 2004. The decrease of $2 million was primarily associated with lower Sarbanes-Oxley compliance costs of $1 million and lower costs of $1 million primarily associated with improved global business processes, including lower costs of information technology and lower costs for third party outsourcing.

Other (income) expense, net, was expense of $1 million in the third quarter of 2005 as compared to income of $2 million in the third quarter of 2004. The net increase in expense of $3 million was primarily due to the following:

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•	the sale of fixed assets pertaining primarily to the closure of our advanced graphite machining operations in Sheffield, United Kingdom resulting in $3 million of gain for the third quarter of 2004;
•

losses due to changes in currency exchange rates, primarily associated with Euro-denominated intercompany loans, increasing $3 million for the third quarter of 2005 as compared to the third quarter of 2004; offset by

•	a favorable change in the fair value adjustment on interest rate caps of $2 million for the third quarter of 2005 as compared to the third quarter of 2004; and
•	the net decrease in other costs of $1 million.

In the third quarter of 2005, we recorded a nominal charge associated with the phase out of our graphite electrode machining operations in Clarksville, Tennessee, scheduled for completion in the third quarter of 2006, and the closure of our administrative offices in Clarksville, scheduled for completion at the end of the first quarter of 2006. The total program cost is expected to be approximately $2 million and will be expensed and paid over the remainder of 2005 and 2006. We anticipate annualized cost savings of up to $3 million per year by the end of 2006. Our graphite electrode machining operations will be transferred to our graphite electrode facility in Monterrey, Mexico. Our administrative services will be transferred to our research and development facility in Parma, Ohio. We will continue to operate a warehouse and shipping facility at Clarksville after the machining operations closure.

In the third quarter of 2004, we recorded a net restructuring benefit of $3 million, primarily due to a $4 million reduction in restructuring cost estimates associated with the closure of our graphite electrode operations in Caserta, Italy, partially offset by a $1 million charge relating primarily to severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom.

We have had several restructuring charges and impairment losses during the past few years. The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets. The following table summarizes year-to-date activity relating to the accrual:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in millions)

Balance at December 31, 2004	$5	$4	$9
Restructuring charges	--	--	--
Change in estimates	--	--	--
Payments and settlements	(3)	(2)	(5)

Balance at September 30, 2005	$2	$2	$4

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

At September 30, 2005, the outstanding balance of our restructuring reserve was $4 million. We expect to make $1 million of these payments by the end of 2005, with the majority of the remaining payments to be paid by the end of 2007. The components of the balance at September 30, 2005 consisted primarily of:

Synthetic Graphite Segment:

•	$2 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy;
•	$1 million related to the closure of our graphite electrode manufacturing operations in Welland, Canada; and

Other Segment:

•	$1 million related primarily to remaining lease payments on our former corporate headquarters.

It is also possible that we may, at any time, decide to permanently shut down certain remaining graphite electrode operations in Italy. Additionally, we are currently evaluating other productivity opportunities and initiatives to help mitigate rising production costs. As a result, we may in the future, record additional restructuring and/or impairment charges and incur additional exit costs.

The following table presents an analysis of interest expense:

	For the Three Months Ended September 30,
	2004	2005
	(Dollars in millions)

Interest incurred on debt	$13	$12
Interest rate swap benefit	(3)	--
Amortization of fair value adjustments for terminated hedge instruments	(1)	--
Amortization of debt issuance costs	1	1

Interest expense	$10	$13

Average total debt outstanding was $731 million in the third quarter of 2005 as compared to $678 million in the third quarter of 2004. The average interest rate was 6.9% in the third quarter of 2005 as compared to 5.3% in the third quarter of 2004. These average rates represent the average rates on total debt outstanding and include the benefits, if any, of our interest rate swaps.

The provision for income taxes was a charge of $2 million during the 2005 third quarter as compared to a charge of $31 million in the 2004 third quarter. The effective income tax rate was approximately 11% in the 2005 third quarter as compared to approximately 141% in the 2004 third quarter. During the 2004 third quarter, we implemented a tax election that accelerated

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

approximately $215 million of taxable income in the U.S. through a standard election that resulted in the utilization of approximately $26 million of deferred tax assets, of which approximately $20 million were foreign tax credits. This resulted in a non-cash tax charge of $25 million in the 2004 third quarter and resulting higher effective tax rate in 2004. During the 2005 third quarter, we completed and filed our U.S. federal income tax return that included the 2004 third quarter tax election. As a result of completing the return, we identified adjustments required to our 2004 estimates resulting in a $5 million tax benefit in the 2005 third quarter and resulting lower effective tax rate for 2005.

As a result of the matters described above, net income was $16 million in the third quarter of 2005 as compared to net loss of $10 million in the third quarter of 2004.

Synthetic Graphite Segment. Net sales amounted to $184 million in the third quarter of 2005 and in the third quarter of 2004. Net sales of graphite electrodes decreased $3 million, offset by an increase in net sales of cathodes of $2 million and an increase in net sales of advanced graphite materials of $1 million.

Net sales of graphite electrodes decreased, primarily due to lower sales volumes and a less favorable product mix, partially offset by higher average graphite electrode sales revenue per metric ton. Volume of graphite electrodes sold was 47,900 metric tons in the third quarter of 2005 as compared to 55,800 metric tons in the third quarter of 2004. The lower volumes of graphite electrodes sold represented a decrease of $20 million in net sales. Additionally, a less favorable product mix reduced net sales by $4 million. The higher average sales revenue per metric ton represented an increase of $21 million in net sales, with nominal amounts attributable to changes in currency exchange rates. Average sales revenue per metric ton of graphite electrodes in the third quarter of 2005 was $2,835 as compared to the average in the third quarter of 2004 of $2,501. Net sales of cathodes increased $2 million primarily due to a favorable sales mix in the third quarter of 2005 as compared to the third quarter of 2004. Net sales of advanced graphite materials increased $1 million, primarily due to improved pricing in the third quarter of 2005 as compared to the third quarter of 2004.

Cost of sales of $132 million in the third quarter of 2005 represented a $5 million, or 4%, decrease from cost of sales of $137 million in the third quarter of 2004. The cost of sales of graphite electrodes decreased $8 million, or 9%, primarily due to lower sales volumes, which decreased costs by $14 million, partially offset by certain higher raw material costs of $4 million and the negative effect of changes in currency exchange rates of $2 million. Cost of sales of cathodes increased by $3 million, or 15%, due primarily to higher operating costs in the third quarter of 2005 as compared to the third quarter of 2004.

As a result, gross profit in the third quarter of 2005 was $52 million, 11% or $5 million higher than the $47 million in the third quarter of 2004. Gross margin was 28.2% of net sales in the third quarter of 2005 as compared to 25.5% of net sales in the third quarter of 2004.

Other Segment. Net sales of $25 million in the third quarter of 2005 represented a $3 million, or 9%, increase from net sales of $22 million in the third quarter of 2004. Nets sales of natural graphite increased primarily due to an increase in ETM net sales of $2 million, from $3

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

million in the third quarter of 2004 to $5 million in the third quarter of 2005. Net sales of carbon electrodes increased $2 million primarily due to increased sales volume. Refractories experienced a less favorable sales mix in the third quarter of 2005 as compared to the third quarter of 2004, thereby offsetting the above increases by $1 million.

Cost of sales of $19 million in the third quarter of 2005 represented a $4 million, or 15%, increase from cost of sales of $15 million in the third quarter of 2004. Cost of sales of natural graphite materials increased $2 million, or 36%, primarily due to an increase in certain raw material costs and higher overhead costs. Cost of sales of carbon electrodes increased $1 million, or 6%, primarily due to increased sales volume. Cost of sales of refractories increased $1 million, or 11%, primarily due to a less favorable product mix.

As a result, gross profit in the third quarter of 2005 was $6 million, 3% or $1 million lower than the $7 million in the third quarter of 2004. Gross margin was 25.8% of net sales in the third quarter of 2005 as compared to 29.2% of net sales in the third quarter of 2004.

Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004.

Consolidated. Net sales of $640 million in the first nine months of 2005 represented a $24 million, or 4%, increase from net sales of $616 million in the first nine months of 2004, due to increases in net sales across all product lines. Advanced graphite materials net sales increased $9 million, or 15%, due to higher sales volumes. Net sales of cathodes increased $6 million, or 8%, due equally to higher sales volumes, a more favorable product mix and the favorable effect of change in currency exchange rates. Nets sales of natural graphite increased $4 million primarily due to an increase in ETM net sales of $6 million, from $8 million in the first nine months of 2004 to $14 million in the first nine months of 2005, offset by decreases in other natural graphite sales, primarily relating to softer automotive end markets and conditions. Net sales of carbon electrodes increased $3 million, or 12%, primarily due to increased volumes. The remaining increases were primarily within graphite electrodes and were due to higher average graphite electrode sales revenue per metric ton, offset by lower sales volumes and a less favorable product mix.

Cost of sales of $476 million in the first nine months of 2005 represented a $13 million, or 3%, increase from cost of sales of $463 million in the first nine months of 2004. Cost of sales of cathodes increased $12 million primarily due to the negative impact of changes in currency exchange rates of $3 million and $9 million consisting primarily of higher operating costs.. The cost of sales of advanced graphite materials increased $6 million, or 15%, primarily due to higher sales volumes. The cost of sales of carbon electrodes increased $3 million, or 13%, primarily due to higher sales volumes. The cost of sales of refractories increased $1 million due primarily to a less favorable product mix. The remaining increases in cost of sales were primarily within natural graphite materials and were primarily due to an increase in certain raw material costs and higher overhead costs. Cost of sales of graphite electrodes offset the above increases by $13 million primarily due to lower sales volumes, which decreased costs by $36

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

million, offset by certain higher raw material costs of $11 million, the negative effect of changes in currency exchange rates of $9 million, and other costs of $3 million.

As a result, gross profit in the first nine months of 2005 was $164 million, 7% or $11 million higher than the $153 million in the first nine months of 2004. Gross margin was 25.7% of net sales in the first nine months of 2005 as compared to the 24.8% of net sales in the first nine months of 2004.

Research and development expense was $7 million in the first nine months of 2005 and $6 million in the first nine months of 2004, with the increase primarily due to increased headcount to support growth in our ETM products and services.

Selling, administrative and other expenses were $74 million in the first nine months of 2005 and $68 million in the first nine months of 2004. The increase was due primarily to higher selling expenses of $2 million associated with higher net sales, $3 million associated with Sarbanes-Oxley compliance efforts, and $1 million in other costs.

Other (income) expense, net, was expense of $13 million in the first nine months of 2005 as compared to expense of $18 million in the first nine months of 2004. The net decrease in expense of $5 million was primarily due to the following:

•	the reduction of $43 million of Senior Notes outstanding (due to debt for equity exchanges and repurchases for cash) in the first nine months of 2004 resulting in a $6 million loss;
•	a decrease if $4 million in legal, environmental and other related costs;
•	a favorable change in the fair value adjustment on interest rate caps of $3 million for the first nine months of 2005 as compared to the first nine months of 2004;
•	a favorable change in the fair value adjustment on the Debenture redemption make-whole provision of $3 million for the first nine months of 2005 as compared to the first nine months of 2004; offset by
•

losses due to changes in currency exchange rates, primarily associated with Euro-denominated intercompany loans, which increased $10 million for the first nine months of 2005 as compared to the first nine months of 2004; and

•	the net increase in other costs of $1 million.

In the first nine months of 2005, we recorded a nominal charge associated with the phase out of our graphite electrode machining operations in Clarksville, Tennessee, scheduled for completion in the third quarter of 2006, and the closure of our administrative offices in Clarksville, scheduled for completion at the end of the first quarter of 2006. The total program cost is expected to be approximately $2 million and will be expensed and paid over the remainder of 2005 and 2006. We anticipate annualized cost savings of up to $3 million per year

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

by the end of 2006. Our graphite electrode machining operations will be transferred to our graphite electrode facility in Monterrey, Mexico. Our administrative services will be transferred to our research and development facility in Parma, Ohio. We will continue to operate a warehouse and shipping facility at Clarksville after the machining operations closure.

Restructuring charges were $1 million in the first nine months of 2004. We recorded a $3 million charge primarily associated with the completion of severance agreements for approximately two-thirds of the employees terminated in connection with the closure of our graphite electrode manufacturing facility in Caserta, Italy. We also recorded a $1 million charge associated with changes in estimates for the U.S. voluntary and selective severance programs. Additionally, we recorded a $1 million charge relating primarily to severance benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom. These charges were offset by a $4 million reduction in restructuring cost estimates associated with changes in estimates of costs pertaining to the closure of our graphite electrode manufacturing operations in Caserta, Italy.

We recorded a $1 million charge for additional potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims in the first nine months of 2004. This charge was offset by a gain due to the refund of €10 million ($12 million based on currency exchange rates then in effect) that we received from the EU Competition Authority as a result of the reduction of the EU antitrust fine to €42 million, plus accrued interest of €7.7 million (which was calculated at a rate of 8.04% per annum), an aggregate of about $59 million at currency exchange rates in effect at the time the decision on the appeal was issued.

The following table presents an analysis of interest expense:

	For the Nine Months Ended September 30,
	2004	2005
	(Dollars in millions)
Interest incurred on debt	$39	$38
Interest rate swap benefit	(9)	(2)
Amortization of fair value adjustments for terminated hedge instruments	(2)	(1)
Accelerated amortization of fair value adjustments for terminated hedge
instruments due to reduction of Senior Notes	(3)	--
Amortization of debt issuance costs	2	3

Interest expense	$27	$38

Average total debt outstanding was $703 million in the first nine months of 2005 as compared to $675 million in the first nine months of 2004. The average interest rate was 6.8% in the first nine months of 2005 as compared to 5.5% in the first nine months of 2004. These average rates represent the average rates on total debt outstanding and include the benefits, if any, of our interest rate swaps.

We recorded interest income in the first nine months of 2004 of $1 million primarily attributable to interest earned on cash proceeds from the issuance and sale of the Debentures.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The provision for income taxes was a charge of $9 million in the 2005 first nine months as compared to a charge of $36 million in the 2004 first nine months. The effective income tax rate was approximately 28% in the 2005 first nine months as compared to approximately 80% in the 2004 first nine months.

During the 2004 third quarter, we implemented a tax election that accelerated approximately $215 million of taxable income in the U.S. through a standard election that resulted in the utilization of approximately $26 million of deferred tax assets, of which approximately $20 million were foreign tax credits. This resulted in a non-cash tax charge of $25 million in the 2004 first nine months and resulting higher effective tax rate for 2004. The effective rate in the 2004 first nine months was also impacted by a benefit from the EU Competition Authority refund, which was non-taxable in the U.S., and by nondeductible expenses associated with certain restructuring charges.

During the 2005 third quarter, we completed and filed our U.S. federal income tax return that included the 2004 third quarter tax election. As a result of completing the return, we identified adjustments required to our 2004 estimates resulting in a $5 million tax benefit in the 2005 third quarter and resulting lower effective tax rate for 2005

The State of Ohio enacted a tax law change on June 30, 2005. The new law will phase out the current income/franchise tax over five years. Due to this change, the deferred tax asset associated with an Ohio state net operating loss is not expected to be fully recoverable. Therefore, we incurred a $1.6 million, non-cash, charge in the 2005 first nine months to record additional valuation allowance for the estimated net operating losses that will expire unutilized.

As a result of the matters described above, net income was $23 million in the first nine months of 2005 as compared to net income of $8 million in the first nine months of 2004.

Synthetic Graphite Segment. Net sales of $562 million in the first nine months of 2005 represented a $16 million, or 3%, increase from net sales of $546 million in the first nine months of 2004. Advanced graphite materials net sales increased $9 million due primarily to higher sales volumes. Net sales of cathodes increased $6 million due equally to higher sales volumes, a more favorable product mix and the favorable effect of exchange rates. Net sales of graphite electrodes increased $1 million primarily due to higher average graphite electrode sales revenue per metric ton, offset by lower sales volumes and a less favorable product mix. The higher average sales revenue per metric ton represented an increase of $62 million in net sales, approximately $2 million of which was attributable to changes in currency exchange rates. The average sales revenue per metric ton of graphite electrodes in the first nine months of 2005 was $2,833 as compared to the average in the first nine months of 2004 of $2,498. Volume of graphite electrodes sold was 143,400 metric tons in the first nine months of 2005 as compared to 162,200 metric tons in the first nine months of 2004. The lower volumes of graphite electrodes sold represented a decrease of $47 million in net sales. Remaining decreases amounted to $14 million and related primarily to the effect of a less favorable product mix.

Cost of sales of $415 million in the first nine months of 2005 represented a $5 million, or 1%, increase from cost of sales of $410 million in the first nine months of 2004. Cost of sales of

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

cathodes increased $12 million primarily due to the negative impact of changes in currency exchange rates of $3 million and $9 million consisting primarily of higher operating costs. The cost of sales of advanced graphite materials increased $6 million, or 15%, primarily due to higher sales volumes. Cost of sales of graphite electrodes offset the above increases by $13 million primarily due to lower sales volumes, which decreased costs by $36 million, partially offset by certain higher raw material costs of $11 million, the negative effect of changes in currency exchange rates of $9 million, and other costs of $3 million.

As a result, gross profit in the first nine months of 2005 was $147 million, 8% or $11 million higher than the $136 million in the first nine months of 2004. Gross margin was 26.1% of net sales in the first nine months of 2005 as compared to 24.9% of net sales in the first nine months of 2004.

Other Segment. Net sales of $78 million in the first nine months of 2005 represented an $8 million, or 11%, increase from net sales of $70 million in the first nine months of 2004. Net sales of natural graphite increased $4 million primarily due to an increase in ETM net sales of $6 million, from $8 million in the first nine months of 2004 to $14 million in the first nine months of 2005, partially offset by decreases in sales of other natural graphite products, primarily relating to softer automotive end markets and conditions. The remaining increase in net sales was primarily due to an increase in net sales of carbon electrodes, primarily due to increased volumes.

Cost of sales of $61 million in the first nine months of 2005 represented an $8 million, or 14%, increase from cost of sales of $53 million in the first nine months of 2004. The cost of sales of carbon electrodes increased $3 million, or 13%, primarily due to higher sales volumes. The cost of sales of refractories increased $1 million due primarily to a less favorable product mix. The remaining increase in cost of sales was primarily due to an increase in costs of sales of natural graphite and was primarily due to an increase in certain raw material costs and higher overhead costs.

As a result, gross profit was $17 million in the 2004 and the first nine months of 2005. Gross margin was 22.3% of net sales in the first nine months of 2005 as compared to 24.2% of net sales in the first nine months of 2004, due primarily to an unfavorable product mix of refractories and various other costs.

Effects of Inflation

We incur costs in the U.S. and each of the six, non-U.S. countries in which we have a manufacturing facility. In general, our results of operations, cash flows and financial condition are affected by the effects of inflation on our costs incurred in each of these countries. See “Currency Translation and Transactions” for a further discussion of highly inflationary countries.

During the past three years, we experienced higher freight, energy and other raw material costs primarily due to substantial increases in regional and worldwide market prices of natural gas and other petroleum-based raw materials. We seek to mitigate the effects of those increases on our cost of sales through improved operating efficiencies, higher prices for our products and

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

ongoing cost savings, and, in some cases, fixed price or derivative hedging contracts. We have in the past entered into, and may in the future enter into, natural gas hedge contracts to effectively fix our direct and indirect natural gas cost exposure in North America. We currently do not have any natural gas derivative contracts. In addition, we have entered into, and may in the future enter into additional, short duration fixed rate purchase contracts with certain of our natural gas suppliers in order to mitigate seasonal increases in our natural gas costs. We cannot assure you that future increases in our costs will not occur or exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

Currency Translation and Transactions

We account for our non-U.S. subsidiaries under SFAS No. 52, Foreign Currency Translation. Accordingly, except for highly inflationary countries, the assets and liabilities of our non-U.S. subsidiaries are translated into dollars for consolidation and reporting purposes. Foreign currency translation adjustments are generally recorded as part of stockholders’ deficit and identified as part of accumulated other comprehensive loss on the Consolidated Balance Sheets until such time as their operations are sold or substantially or completely liquidated.

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

We account for our Mexican and Russian subsidiaries using the dollar as their functional currency, as sales and purchases for each subsidiary are predominantly dollar-denominated. Our remaining subsidiaries use their local currency as their functional currency.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

During the first nine months of 2005, the average exchange rate of the Euro, the South African Rand, the Brazilian Real and the Mexican Peso increased about 4%, 5%, 18% and 3%, respectively, when compared to the average exchange rate for the first nine months of 2004.

In the case of net sales of graphite electrodes, the impact of these events was an increase of about $2 million in the first nine months of 2005 as compared to the first nine months of 2004. In the case of cost of sales of graphite electrodes, the impact of these events was an increase of about $9 million in the first nine months of 2005 as compared to the first nine months of 2004. The impact of these events on net sales of cathodes was an increase of about $2 million in the first nine months of 2005 as compared to the first nine months of 2004. The impact of these events on cost of sales of cathodes was an increase of about $3 million in the first nine months of 2005 as compared to the first nine months of 2004.

We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At September 30, 2005, the aggregate principal amount of these loans was $422 million. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other (income) expense, net, on the Consolidated Statements of Operations. In the first nine months of 2004, we had a net total of $2 million in currency losses, including $3 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the first nine months of 2005, we had a net total of $12 million in currency losses, majority of which pertains to exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. To manage certain exposures to specific financial market risks caused by changes in currency

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

exchange rates, we use various financial instruments as described under “Item 3 –Qualitative and Quantitative Disclosures about Market Risk.”

Liquidity and Capital Resources

Our sources of funds have consisted principally of invested capital, cash flow from operations and debt and equity financings. Our uses of those funds (other than for operations) have consisted principally of debt reduction, capital expenditures, payment of fines, liabilities and expenses in connection with antitrust investigations, lawsuits and claims, payment of restructuring costs, pension and post-retirement contributions and payments and other obligations.

We are highly leveraged and have other substantial obligations. At September 30, 2005, we had total debt of $720 million, cash and cash equivalents of $6 million and a stockholders’ deficit of $40 million.

As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, and accounts payable and payments thereof to seek to maximize our free cash at any given time and minimize accounts receivable losses. During the third quarter of 2005, certain subsidiaries sold receivables totaling $5 million, at a cost lower than the cost to borrow a comparable amount for a comparable period under the Revolving Facility. Proceeds of the sale of receivables were used to reduce debt. If we had not sold such receivables, our accounts receivable and our debt would have been about $5 million higher at September 30, 2005. All such receivables were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheet at September 30, 2005.

We use cash and cash equivalents, funds available under the Revolving Facility, subject to continued compliance with the financial covenants and representations under the Revolving Facility, as well as cash flow from operations as our primary sources of liquidity. The Revolving Facility provides for maximum borrowings of up to $215 million. At September 30, 2005, $157 million was available (after consideration of outstanding revolving and swingline loans of $50 million and outstanding letters of credit of $8 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

At September 30, 2005, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants over the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At September 30, 2005, 28% (or $203 million) of our total debt, excluding the fair value adjustments to debt and unamortized bond premium, consists of variable rate obligations. Such

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

amount includes $150 million notional amount of Senior Notes, $50 million outstanding under the Revolving Facility and $3 million of other debt. At September 30, 2005, $150 million of our $435 million notional amount of Senior Notes outstanding was converted into variable rate debt. At September 30, 2005, the variable interest with respect to our swaps, was calculated based on the six month LIBOR, set in advance on August 16, 2005 at 4.03%, plus 5.7967%.

At September 30, 2005, we also had interest rate caps for a total notional amount of $150 million through August 2007. These instruments effectively cap our interest rate exposure, represented by the net impact of our swaps on the Senior Notes, to no greater than 11.3% per annum.

At September 30, 2005, the Revolving Facility had an effective interest rate of 6.5%, our $435 million principal amount of Senior Notes (together with our swaps) had an effective rate of 10.1% and our $225 million principal amount of Debentures had a fixed rate of 1.625%. We estimate interest expense to be approximately $52 million for 2005.

We continue to implement interest rate management initiatives to seek to minimize interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations as described under “Item 3 –Quantitative and Qualitative Disclosures about Market Risk” in this Report.

Cash Flow and Plans to Manage Liquidity. As a result of our significant leverage and other substantial obligations, our business strategies include efforts to enhance our capital structure by further reducing our gross obligations. Accordingly, we have placed the highest priority on accelerating the amount and speed of cash generated every day. Our efforts include leveraging our unique global manufacturing network by driving higher utilization rates and more productivity from our existing assets, accelerating commercialization initiatives across all of our businesses and realizing other global efficiencies. In addition, we may from time to time and at any time exchange or purchase Senior Notes or Debentures in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. We also continue to evaluate other opportunities to reduce our obligations, including the obligations associated with our U.S. defined benefit plan, which was frozen in 2003. We intend to continue to sell real estate, non-strategic businesses and certain other non-strategic assets. Such sales could result in impairment charges. We cannot assure you if or when we will be able to complete these sales or that we will realize proceeds therefrom that meet our current expectations.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

quality, and accelerate commercialization of new products and cash flow, we will be able to manage our liquidity to permit us to service our debt and meet our obligations when due.

Cash Flows. In general, during the first nine months of 2004 and 2005, we used cash in operating activities (including payments related to restructurings and antitrust investigations, lawsuits and claims) as well as for capital expenditures. Financing for these uses was provided primarily by our incurrence of long-term and short-term debt.

Cash Flow Used in Operating Activities. Cash flow used in operating activities was $20 million in the first nine months of 2005 and $142 million in the first nine months of 2004, an improvement of $122 million.

Cash used in operating activities was $20 million in the first nine months of 2005. Net income, after adding back the net effect from non-cash items, amounted to $58 million. Such income was used in operating activities as follows: a reduction in payables of $36 million primarily due to timing of payment patterns, including our semi-annual interest payments on the Senior Notes and the Debentures, an increase in inventories of $42 million, necessary to enhance the reliability and stability of our graphite electrode network, increase productivity and reduce overtime and distribution costs and an increase of $1 million in other current assets offset by a decrease in accounts receivables of $26 million due to improved collection efforts and, to a lesser extent, the factoring of accounts receivables.

Other uses in the first nine months of 2005 consisted of $12 million of payments for antitrust investigations and related lawsuits and claims, $5 million of restructuring costs related to severance and related payments and $8 million of other payments consisting primarily of pension and post-retirement contributions and payments.

Cash used in operating activities was $142 million in the first nine months of 2004. Net income, after adding back the net effect from non-cash items, amounted to $72 million. Such income was used in operating activities as follows: a reduction in payables of $35 million primarily due to timing of payment patterns (including our semi-annual interest payment on the Senior Notes), an increase in accounts receivables of $56 million primarily from the discontinuance of accounts receivable factoring, and an increase in inventories of $7 million in anticipation of increased demand.

Other uses in the first nine months of 2004 consisted primarily of $80 million of payments for antitrust investigations and related lawsuits and claims, $15 million of restructuring costs related to severance and related payments and $21 million of other payments consisting primarily of pension and post retirement contributions and payments.

Cash Flow Used in Investing Activities. Cash flow used in investing activities was $34 million in the first nine months of 2005 and $26 million in the first nine months of 2004. The majority of such investing activities consisted of capital expenditures.

Capital expenditures amounted to $36 million for the first nine months of 2005 and related primarily to graphite electrode productivity and production stability initiatives and other

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

essential capital maintenance. Such uses were offset primarily by $2 million in proceeds from the sale of derivative instruments.

Virtually all of such investing activities for the first nine months of 2004 consisted of capital expenditures. Capital expenditures in the first nine months of 2004 related primarily to the expansion of graphite electrode manufacturing capacity, including expansion of our graphite electrode manufacturing facilities in Spain, implementation of J.D. Edwards information systems and essential capital maintenance. Such uses were offset by $6 million in proceeds from the sale of assets, due primarily to the closure of our advanced graphite machining operations in Sheffield, United Kingdom.

Cash Flow Provided by Financing Activities. Cash flow provided by financing activities was $38 million in the first nine months of 2005 and $194 million in the first nine months of 2004.

During the first nine months of 2005, we borrowed $122 million under the Revolving Facility, borrowed $1 million of other short-term debt and made payments of $72 million against the Revolving Facility. We used these net borrowings to fund working capital requirements, primarily inventory that we have replenished and built in anticipation of stronger demand. In the first nine months of 2005, we also paid $5 million of financing costs in conjunction with the refinancing of the Revolving Facility and $8 million in connection with the sale of interest rate swaps.

Overall debt increased in the first nine months of 2004 due to the issuance and sale of the Debentures. During the first nine months of 2004, we received gross proceeds of $225 million (less issuance costs of $7 million) from the issuance and sale of the Debentures. We used a portion of these proceeds to repay term loans of $21 million outstanding under the Senior Facilities. We also used these proceeds to make a provisional payment to the EU Competition Authority against the EU antitrust fine and to replace cash previously provided by factoring of accounts receivable. In addition, we purchased $8 million aggregate principal amount of Senior Notes, plus accrued interest, for $9 million in cash. Proceeds from the exercise of stock options amounted to $7 million.

Restrictions on Dividends and Stock Repurchases

A description of the restrictions on our ability to pay dividends and our ability to repurchase common stock is set forth under “Item 5 – Dividend Policies and Restrictions” in the Annual Report.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS No. 123(R) revises SFAS No. 123; Accounting for Stock-Based Compensation, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS No. 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB No. 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS No. 123(R) retains the modified grant date model from SFAS No. 123. Under that model, compensation cost is measured at the grant date and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). This Statement is effective for annual periods beginning after June 15, 2005. We will be required to adopt SFAS No. 123(R) in the first quarter of 2006. The actual impact of the adoption of SFAS No. 123(R) will depend upon the amount, nature and type of stock-based compensation awards outstanding upon implementation and that we may issue in the future. Based on the current stock-based compensation plans in effect and awards issued, our estimated expense in 2006 for stock-based compensation is $7 million, $3 million of which relates to the 2005 restricted stock grants and $4 million of which relates to unvested stock options.

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

Revolving Facility

On February 8, 2005, we entered into an Amended and Restated Credit Agreement among GTI, GrafTech Finance, GrafTech Global, the LC Subsidiaries from time to time party thereto, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

Unsecured intercompany term notes in an aggregate principal amount, at September 30, 2005, equal to $514 million issued by our operating subsidiaries in Mexico, South Africa and Switzerland and our holding company subsidiary in France and guarantees of those unsecured intercompany term notes by our principal foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at September 30, 2005 equals $330 million, or about 76% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at September 30, 2005 of $184 million and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors of GrafTech Finance (including the lenders under the Revolving Facility, the holders of the Senior Notes and the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

Our operating subsidiary in Russia, Carbone Savoie, AET and certain immaterial domestic and foreign operating and holding companies are neither guarantors of the secured

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

intercompany revolving note of our Swiss subsidiary that is pledged to secure the Revolving Facility nor guarantors of the Senior Notes or the unsecured intercompany term notes pledged to secure the Senior Notes, nor guarantors of the Debentures. At December 31, 2004 and September 30, 2005, the aggregate combined book value of their assets was about $185 million and $208 million, respectively, and their debt and liabilities totaled $74 million (including intercompany trade and other miscellaneous liabilities of $19 million) and $86 million (including intercompany trade and other miscellaneous liabilities of $59 million), respectively. For the first nine months of 2005, their aggregate combined net loss was $2 million and for the first nine months of 2004 their aggregate combined net income was nil. For the first nine months of 2005 and first nine months of 2004, their aggregate combined net source of cash from operations was about $24 million and $4 million, respectively.

Debentures

GTI currently has $225 million aggregate principal amount of Debentures outstanding. Interest on the Debentures is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2004, at the rate of 1.625% per annum. The Debentures mature on January 15, 2024, unless earlier converted, redeemed or required to be repurchased.

Antitrust Litigation Against Us

In 1997, the DOJ and the EU Competition Authority commenced investigations into alleged violations of the antitrust laws in connection with the sale of graphite electrodes. The antitrust authorities in Canada, Japan and Korea subsequently began similar investigations. The EU Competition Authority also commenced an investigation into alleged antitrust violations in connection with the sale of specialty graphite. These antitrust investigations have been finally resolved. Several of the investigations resulted in the imposition of fines against us. These fines, or payments in accordance with a payment schedule in the case of the DOJ antitrust fine, have been timely paid.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. Claims accrued but not yet paid amounted to $1 million at December 31, 2004 and a nominal amount at September 30, 2005. The following table presents the activity in this accrual for the first nine months of 2005:

Balance at December 31, 2004	$1
Product warranty charges	1
Payments and settlements	(2)

Balance at September 30, 2005	$--

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

Our exposure to changes in interest rates results primarily from floating rate long-term debt tied to LIBOR or euro LIBOR. Our exposure to changes in currency exchange rates results primarily from:

•	sales made by our subsidiaries in currencies other than local currencies;
•	raw material purchases made by our foreign subsidiaries in currencies other than local currencies; and
•	investments in and intercompany loans to our foreign subsidiaries and our share of the earnings of those subsidiaries, to the extent denominated in currencies other than the dollar.

Our exposure to changes in energy costs results primarily from the purchase of natural gas and electricity for use in our manufacturing operations. Our exposure to changes in the fair value of the redemption make-whole option results primarily from changes in the closing price of our common stock during each quarterly period.

Interest Rate Risk Management. We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Revolving Facility. We have interest rate swaps that effectively convert a portion of our fixed rate debt (represented by the Senior Notes) into variable rate debt.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

a result of these transactions, we now hold $150 million notional amount of swaps related to the Senior Notes.

At December 31, 2004 and September 30, 2005 (excluding the offsetting value of our interest rate caps), the principal value of our debt was reduced by $10 million and $4 million, respectively, as a result of our fair value hedges. The market values of those interest rate swaps, excluding changes in value resulting from accrued interest payable or receivable from the counterparty, are currently recorded as part of other long-term obligations on the Consolidated Balance Sheets. Accrued interest receivable from or payable to the counterparty is recorded as a component of interest expense on the Consolidated Statement of Operations.

Such interest rate swaps have effectively converted a portion of our fixed rate debt (represented by the Senior Notes) into variable rate debt. At December 31, 2004, such variable interest rate was calculated based on the six month LIBOR rate as of the date of payment plus 5.7940%, calculated in arrears. At September 30, 2005, such variable interest rate was calculated based on six month LIBOR, set in advance on August 16, 2005 at 4.03%, plus 5.7967%.

All of our swaps are valued monthly, and we are required to provide cash collateral to the counterparty to the extent that the fair market value of the swap liability, net of the fair market value of our interest rate caps, exceeds a specific threshold. At December 31, 2004 and September 30, 2005, all of our swaps were with one counterparty and this threshold was $15 million. We were not required to provide any cash collateral at December 31, 2004 or September 30, 2005.

When we sell a fair value hedge swap, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through debt-for-equity exchanges, repurchases or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs. At December 31, 2004 and September 30, 2005, the principal value of our debt was increased by $25 million and $15 million, respectively, as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $15 million and an $11 million increase in the fair value of our debt at December 31, 2004 and September 30, 2005, respectively, and was recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.”

Interest rate swaps reduced our interest expense by approximately $14 million in the first nine months of 2004. The reduction was due to the benefit from current interest rate swaps in the amount of $9 million, $2 million of amortization of fair value adjustments for previously sold interest rate swaps and $3 million due to the acceleration of the amortization of fair value adjustments for previously sold interest rate swaps due to a reduction of Senior Notes.

Interest rate swaps reduced our interest expense by $3 million in the first nine months of 2005. The reduction was due to the benefit from current interest rate swaps in the amount of $2 million and the amortization of fair value adjustments for previously sold interest rate swaps of $1 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

We enter into agreements with financial institutions that are intended to limit our exposure to incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap a portion of our exposure to such additional interest, represented by the net impact of increases in interest rates on our swaps related to the Senior Notes, to no greater than 11.3% per annum. At December 31, 2004, we had interest rate caps for a notional amount of $500 million. During the first nine months of 2005, we sold $350 million notional amount of caps and received a nominal amount. As a result, at September 30, 2005, we had interest rate caps for a notional amount of $150 million. All of our interest rate caps are marked-to-market monthly. Gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. The fair value adjustment on caps was a $2 million loss for the third quarter of 2004, a nominal gain for the third quarter of 2005, a $4 million loss for the first nine months of 2004 and a $1 million loss for the first nine months of 2005.

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

The notional amount of open foreign exchange contracts, used by us to minimize foreign currency exposure against euro depreciation, was $54 million at December 31, 2004. In the first nine months of 2005, we sold all open foreign exchange contracts. As a result, in the first nine months of 2005, we received $2 million and recognized a gain of $1 million which was recorded in other (income) expense, net, on the Consolidated Statement of Operations. At September 30, 2005, we had no such contracts outstanding.

Commercial Energy Rate Management. We currently do not have any natural gas derivative or other commercial energy rate contracts. We have entered, and may in the future enter into additional, short duration fixed rate purchase contracts with certain of our natural gas suppliers in order to mitigate seasonal increases in our natural gas costs.

Derivative Liability Associated with the Debentures. The redemption make-whole option is accounted for separately from the underlying debt and recorded as a derivative financial instrument. The embedded derivative financial instrument was classified as a derivative liability upon issuance and is included in the other long-term obligations in the Consolidated Balance Sheet. At each balance sheet date, we adjust the redemption make-whole option to its estimated fair value. Upon issuance at January 22, 2004, the estimated fair value of our derivative liability was $6 million. At December 31, 2004, the estimated fair value of our derivative liability was $4 million. At September 30, 2005, the estimated fair value of our derivative liability was $1

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

million. We estimate the fair value of the redemption make-whole option using a financial model that uses several assumptions, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin, changes in interest rates on interest expense and changes in the more relevant variables (particularly our current stock price, historical stock price volatility and borrowing costs) on the Debenture redemption make-whole option for the first nine months of 2005. Based on this analysis, a hypothetical 10% increase or decrease in such variables, or in the case of currencies a hypothetical weakening or strengthening, would have had the following impact:

	Hypothetical Change
	10% Increase	10% Decrease
	(Dollars in Millions)
Impact of change in exchange rates for the dollar on gross margin	$10	$10
Impact of change in interest rates on interest expense	$3	$3
Impact of change in underlying variables on liability for the Debenture redemption make-whole option	$1	$1

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

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

Changes in Internal Controls Over Financial Reporting

Management’s evaluation of disclosure controls and procedures did not identify any change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

The information required in response to this Item is set forth under “Contingencies” in Note 13 to the Notes to the Consolidated Financial Statements contained in this Report, and such description is incorporated herein by reference.

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit
10.1.01

First Amendment to Amended and Restated Credit Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

GRAFTECH INTERNATIONAL LTD.

Date: November 4, 2005	By:/s/ Corrado F. DeGasperis
Corrado F. De Gasperis

Vice President, Chief Financial Officer
& Chief Information Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1.01

First Amendment to Amended and Restated Credit Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

