Form 10-K
period 2005-12-31
GRAFTECH INTERNATIONAL LTD
filed 2006-03-16
CIK 931148

__________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

______________________

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number: 1-13888

______________________

GRAFTECH INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Delaware	06-1385548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

______________________

12900 Snow Road
Parma, Ohio	44130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 676-2000

______________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.01 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

______________________

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes No

The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 30, 2005, was approximately $361 million. On January 31, 2006, 97,879,203 shares of our common stock were outstanding.

______________________

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III is incorporated by reference from the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2006, which will be filed on or about April 11, 2006.

_________________________________________________________________________________________________

Table of Contents

PART I	4
Preliminary Notes	4
Item 1. Business	8
Introduction	8
Our Segments	10
Synthetic Graphite Segment	10
Other Segment	14
Business Strategies	18
Production Planning	21
Manufacturing	22
Distribution	25
Sales and Customer Service	25
Technology	27
Competition	29
Environmental Matters	31
Insurance	33
Employees	33
Item 1A. Risk Factors	33
Risks Relating to Us	34
Risks Relating to Our Securities and Pledges of Our Assets	43
Forward Looking Statements	53
Item 1B. Unresolved Staff Comments	55
Item 2. Properties	56
Item 3. Legal Proceedings	57
Item 4. Submission of Matters to a Vote of Security Holders	57
PART II	58
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters	58
Market Information	58
Dividend Policies and Restrictions	58
Fourth Quarter Unregistered Stock Issuance	59

Item 6. Selected Financial Data	60
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	64
General	64
Global Economic Conditions and Outlook	64
Financing Transactions	67
Antitrust Litigation Against Us	67
Other Proceedings Against Us	68
Product Warranties	68
Realizability of Net Deferred Tax Assets and Valuation Allowances	68
Customer Base	69
Results of Operations	69
Effects of Inflation	80
Currency Translation and Transactions	81
Effects of Changes in Currency Exchange Rates	81
Liquidity and Capital Resources	83
Costs Relating to Protection of the Environment	90
Critical Accounting Policies	90
Recent Accounting Pronouncements	92
Description of Our Financing Structure	93
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	93
Item 8. Financial Statements and Supplementary Data	97
Management’s Report on Internal Control Over Financial Reporting	98
Report of Independent Registered Public Accounting Firm	99
CONSOLIDATED BALANCE SHEETS	102
CONSOLIDATED STATEMENTS OF OPERATIONS	103
CONSOLIDATED STATEMENTS OF CASH FLOWS	104
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)	105
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT	106
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	107
(1) Discussion of Business and Structure	107
(2) Summary of Significant Accounting Policies	107
(3) New Accounting Standards	115

(4) Segment Reporting	118
(5) Long-Term Debt and Liquidity	120
(6) Financial Instruments	125
(7) Interest Expense	128
(8) Other (Income) Expense, Net	129
(9) Supplementary Balance Sheet Detail	130
(10) Leases and Other Long Term Obligations	131
(11) Benefit Plans	132
(12) Restructuring and Impairment Charges	139
(13) Management Compensation and Incentive Plans	142
(14) Contingencies	145
(15) Income Taxes	146
(16) Earnings Per Share	150
(17) Stockholder Rights Plan	150
(18) Financial Information About the Issuer, the Guarantors and the Subsidiaries Whose Securities Secure the Senior Notes, the Debentures and Related Guarantees	151
(19) Discontinued Operations	161
(20) Subsequent Events	162
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	163
Item 9A. Controls and Procedures	163
Item 9B. Other Information	164
PART III	165
Items 10 to 14 (inclusive)	165
Executive Officers and Directors	165
Executive Officers	165
Directors	166
NYSE Certification	168
PART IV	168
Item 15. Exhibits and Financial Statement Schedules	168
EXHIBIT INDEX	177

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

“Debt Securities” means our 10.25% senior notes due 2012 (the “Senior Notes”) and our 1 5/8% convertible senior debentures due 2024 (the “Debentures”) . The Senior Notes were issued under an Indenture dated February 15, 2002 (as supplemented, the “Senior Note Indenture”). The Debentures were issued under an Indenture dated January 22, 2004 (as supplemented, the “Debenture Indenture”).

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

“Subsidiaries” refers to those companies that, at the relevant time, are or were majority owned or wholly-owned directly or indirectly by GTI or its predecessors to the extent that those predecessors’ activities related to the graphite and carbon business. All of GTI’s subsidiaries have been wholly-owned (with de minimis exceptions in the case of certain foreign subsidiaries) since January 1, 2000 or earlier, except for:

•	Carbone Savoie, which has been and is 70% owned; and
•	AET, which was 100% owned until it became 97.5% owned in June 2001.

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

Unless otherwise noted, when we refer to “dollars”, we mean U.S. dollars. Unless otherwise noted, all dollars are presented in thousands.

References to spot prices for graphite electrodes mean prices under individual purchase orders (not part of an annual or other extended purchase arrangement) for near term delivery for standard size graphite electrodes used in large electric arc steel melting furnaces (sometimes called “melters” or “melter applications”) as distinct from, for example, a ladle furnace or a furnace producing non-ferrous metals.

Neither any statement made in this Report nor any charge taken by us relating to any legal proceedings constitutes an admission as to any wrongdoing.

Unless otherwise noted, market and market share data in this Report are our own estimates. Market data relating to the steel, aluminum, electronics, semiconductor, thermal management, transportation, petrochemical and other metals industries, our general expectations concerning such industries and our market position and market share within such industries, both domestically and internationally, are derived from trade publications relating to those industries and other industry sources as well as assumptions made by us, based on such data and our knowledge of such industries. Market data relating to the fuel cell power generation industry, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from publications by securities analysts relating to Ballard Power Systems Inc., other industry sources and public filings, press releases and other public documents of Ballard Power Systems as well as assumptions made by us, based on such data and our knowledge of the industry. Market and market share data relating to the graphite and carbon industry as well as cost information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of such industry. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors-Risks Relating to Us” and “Risk Factors - Forward Looking Statements” in this Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.

Unless otherwise noted, references to “market shares” are based on sales volumes for the relevant year and references to “natural graphite products” do not include mined natural graphite flake. References to graphite electrode market share exclude the demand for domestic non-melter graphite electrode applications in China.

Unless otherwise noted, references to “capacity utilization rates” for the graphite electrode industry refer to actual or effective annual manufacturing capacity as opposed to theoretical or rated annual manufacturing capacity and references to maximum or virtually maximum operating levels or utilization rates mean capacity utilization rates in excess of 95%. In determining capacity utilization rates, we use the available capacity estimated as of the end of the relevant year, and we exclude the domestic graphite electrode manufacturing capacity and demand for non-melter applications in China.

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

The GRAFTECH logo, GRAFCELL®, eGRAF®, GRAFOIL® and SpreaderShield™ are our trademarks and trade names used in this report. This Report also contains trademarks and trade names belonging to other parties.

We make available, free of charge, on or through our web site, copies of our proxy statements, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We maintain our website at http://www.graftech.com. The information contained on our web site is not part of this Report.

We have a code of ethics (which we call our Code of Conduct and Ethics) that applies to our principal executive officer, principal financial officer, principal accounting officers and controller, and persons performing similar functions, as well as our other employees, and which is intended to comply, at a minimum, with the listing standards of the NYSE as well as the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. A copy of our Code of Conduct and Ethics is available on our web site at http://www.graftech.com/GrafTech/About+Our+Company/Corporate+Policies/Code+of+Conduct_Ethics.htm

We also have corporate governance guidelines (which we call the Charter of the Board of Directors) which is available on our website at http://www.graftech.com/GrafTech/About+Our+Company/Corporate+Governance/Corporate+Governance+Guidelines.htm as required by the NYSE. You may request a copy of the Charter of the Board of Directors, at no cost, by oral or written request to: GrafTech International Ltd., 12900 Snow Road, Parma, Ohio, 44130, Attention: Michael A. Carr, Manager of Investor Relations, Telephone (216) 676-2525.

Item 1. Business

(Unless otherwise noted, all dollars are presented in thousands)

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

We are one of the world’s largest manufacturers of the broadest range of high quality graphite electrodes, products essential to the production of electric arc furnace (“EAF”) steel and various other ferrous and nonferrous metals. We are the largest manufacturer of high quality natural graphite products enabling thermal management solutions for the electronics industry and fuel cell solutions for the transportation and power generation industries. We are one of the world’s largest manufacturers and providers of other synthetic graphite and carbon products, as well as related technical services, including cathodes for the aluminum industry and other advanced graphite and carbon materials for the semiconductor, transportation, petrochemical and other metals markets. We service customers in about 80 countries, including industry leaders such as Arcelor S.A., Bao Steel, Gerdau S.A. and Mittal Steel in steel, Alcoa and Alcan in aluminum, Dell, Samsung and Sony in electronics, MEMC Electronic Materials in semiconductors and Ballard Power Systems in fuel cells.

We currently manufacture our products in 13 state-of-the-art manufacturing facilities strategically located on four continents and have more diverse locations than the facilities of any of our competitors. We believe our unique global manufacturing network cannot be replicated by any of our competitors due to the capital investment, technology and process know-how required to do so. We believe our network has the largest manufacturing capacity, has one of the lowest manufacturing cost structures of all of our major competitors and delivers the highest-level quality products. We currently have the operating capability, depending on product demand and mix, to manufacture approximately 230,000 metric tons of graphite electrodes annually from our existing assets. We believe that our unique global manufacturing network provides us with significant competitive advantages in product quality, proximity to customers, timely and reliable product delivery, and product costs. Given our global network, we are well positioned to serve the growing number of consolidated, global, multi-plant steel and aluminum customers as well as certain smaller, regional customers and segments.

We operate the premier research, development and testing facilities in the graphite and carbon industry, and we believe we are the industry leader in graphite and carbon material science and high temperature processing know-how. We believe our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a competitive advantage. These capabilities have enabled us to accelerate development and commercialization of our technologies to exploit markets with high growth potential, including products for electronic thermal management and fuel cell applications.

Products and Reportable Segments. We have six major product categories: graphite electrodes, cathodes, carbon electrodes, carbon refractories, advanced graphite materials and natural graphite, the results of which are reported in the following segments: synthetic graphite, which consists of graphite electrodes, cathodes and advanced graphite materials and related services; and other, which consists of natural graphite, carbon electrodes and refractories and related services. The information required by Item 1 with respect to financial information regarding our reportable segments and geographic areas is set forth under “Segment Reporting” in Note 4 to the Consolidated Financial Statements and is incorporated herein by reference.

Synthetic Graphite. Our synthetic graphite segment manufactures and delivers high quality graphite electrodes, cathodes and advanced graphite materials as well as related services. Electrodes and cathodes are key components of the conductive power systems used to produce steel, aluminum and other non-ferrous metals. Advanced graphite materials include primary and specialty products for transportation, semiconductor and other markets.

We are one of the world’s largest manufacturers of the broadest range of high quality graphite electrodes. Approximately 70% of our graphite electrodes sold are consumed in the EAF steel melting process, the steel making technology used by all “mini-mills,” typically at a rate of one graphite electrode every eight to ten operating hours. We believe that mini-mills constitute the higher long-term growth sector of the steel industry and that there is currently no commercially viable substitute for graphite electrodes in EAF steel making. Therefore, graphite electrodes are essential to EAF steel production. The remaining 30% of our graphite electrodes sold are primarily used in various other ferrous and non-ferrous melting applications, including steel formulation (that is, ladle furnace operations for both EAF and blast oxygen furnace steel production), titanium dioxide production and chemical processing.

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

Other. We invented natural graphite products, consisting of advanced flexible graphite and flexible graphite. Advanced flexible graphite solutions include highly engineered thermal interface products, heat spreaders and heat sinks for electronic device applications. We are the largest manufacturer of high quality natural graphite solutions for the electronics industry. We are also the leading manufacturer of highly engineered natural graphite-based flow field plates and gas diffusion layers and other advanced flexible graphite solutions for proton exchange membrane (“PEM”) fuel cells and fuel cell systems for use in the power generation and transportation markets. Flexible graphite products include gasket and sealing material for high temperature and corrosive environments in automotive, petrochemical and other applications. We are one of the world’s largest manufacturers of natural graphite products for these uses and applications.

Carbon electrodes are used in the production of ferro-alloys and silicon metal, a raw material primarily used as an alloying agent in the manufacture of aluminum, and for production of chemical products in the chemical industry. Refractories are used primarily as blast furnace and submerged arc furnace hearth walls and bottoms.

Our Segments

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

Synthetic Graphite Segment

Our synthetic graphite segment, which had net sales of $640,128 in 2003, $752,436 in 2004 and $784,148 in 2005, manufactures and delivers high quality graphite electrodes, cathodes and advanced graphite materials as well as customer technical services. Graphite electrodes accounted for about 74% of the net sales of this segment in 2005. Cathodes are manufactured by our subsidiary, Carbone Savoie, and accounted for about 14% of the net sales of this segment in 2005.

We estimate that, in 2005, the worldwide market for graphite electrodes, cathodes and advanced graphite materials was over $3 billion. Customers for these products are located in all major geographic markets.

Graphite Electrodes.

Use of graphite electrodes in electric arc furnaces. There are two primary technologies for steel making:

•	basic oxygen furnace steel production (sometimes called “integrated steel production”); and
•	electric arc furnace steel production (the technology used by all “mini-mills”).

Graphite electrodes are consumed primarily in electric arc furnace steel production, the steel making technology used by all “mini-mills,” typically at a rate of one graphite electrode every eight to ten operating hours. Electric arc furnace steel makers are called “mini-mills” because of their historically smaller capacity as compared to basic oxygen furnace steel makers and because they historically served more localized markets. We believe that mini-mills constitute the higher long term growth sector of the steel industry. Graphite electrodes are also consumed in the refining of steel in ladle furnaces and in other smelting processes such as production of titanium dioxide.

Electrodes act as conductors of electricity in the furnace, generating sufficient heat to melt scrap metal, iron ore or other raw materials used to produce steel or other metals. The electrodes are consumed in the course of that production.

Electric arc furnaces that produce steel typically range in size from those that produce about 25 metric tons of steel per production cycle to those that produce about 150 metric tons per production cycle. Electric arc furnaces operate using either alternating electric current (A/C) or direct electric current (D/C). The vast majority of electric arc furnaces use alternating current. Each of these furnaces typically uses nine electrodes (in three columns of three electrodes each) at one time. The other electric arc furnaces, which use direct current, typically use one column of three electrodes. The size of the electrodes varies depending on the size of the furnace, the size of the furnace’s electric transformer and the planned productivity of the furnace. In a typical furnace using alternating current and operating at a typical number of production cycles per day, one of the nine electrodes is fully consumed (requiring the addition of a new electrode), on average, every eight to ten operating hours. The actual rate of consumption and addition of electrodes for a particular furnace depends primarily on the efficiency and productivity of the furnace. Therefore, demand for graphite electrodes is directly related to the amount and efficiency of electric arc furnace steel production.

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

Electric arc furnace steel production for the last five years has grown at an estimated average annual growth rate of about 3%. We believe that EAF steel production will continue to grow at an average annual long term growth rate of about 3% to 4%. We estimate that there are currently approximately 2,000 electric arc steel production furnaces operating worldwide. Electric arc furnace steel production grew from approximately 90 million metric tons in 1970 to approximately 325 million metric tons in 2005, representing approximately a third of the world’s steel production. We estimate that steel makers worldwide added 11 million metric tons of new EAF capacity in 2005, not all of which was fully operational in 2005. We are aware of about 37 million metric tons of announced new electric arc furnace steel production capacity that is scheduled to be added in the 2006 through 2008 time period, approximately 11% of which is replacement capacity. Additionally, not all of such capacity is expected to be fully operational during this time period.

An electric arc furnace used for steel production provides significant operational flexibility. It can be shut down and restarted relatively quickly compared to a basic oxygen furnace in response to changing market dynamics. As a result, electric arc furnace steel producers are better able to adjust production to respond to changes in demand and prices for steel on a regional and global basis.

Relationship Between Graphite Electrode Demand and EAF Steel Production. The improved efficiency of electric arc furnaces has resulted in a decrease in the average rate of consumption of graphite electrodes per metric ton of steel produced in electric arc furnaces (called “specific consumption”). We estimate that specific consumption declined from about 4.3 kilograms of graphite electrodes per metric ton of steel produced in 1990 to about 2.2 kilograms per metric ton in 2005. We believe that the rate of decline of specific consumption over the long term has become lower. We believe that the decline in specific consumption will continue at a more gradual pace, on average, as the costs (relative to the benefits) increase for EAF steel makers to achieve further efficiencies in specific consumption. We further believe that the rate of decline in the future will be impacted by the addition of new EAF steel making capacity. To the extent that this new capacity replaces old capacity, it has the accelerated effect of reducing industry wide specific consumption due to the efficiency of new electric arc furnaces relative to the old. However, to the extent that this new capacity increases industry wide EAF steel production capacity and that capacity is utilized, it creates additional demand for graphite electrodes.

Increases in EAF steel production, offset by declines in specific consumption, resulted in corresponding changes in demand for graphite electrodes. Graphite electrode demand is expected to grow over the long term at an estimated average annual growth rate of about 1% to 2%, based on the anticipated growth of EAF steel production, partially offset by the decline in specific consumption described above. We believe that the graphite electrode industry manufacturing capacity utilization rate worldwide was about 96% in 2003, about 96% in 2004 and 95% in 2005.

Production Capacity. We believe that the worldwide total graphite electrode manufacturing capacity, excluding capacity used to make electrodes for domestic non-melter applications in China, is approximately 1.1 million metric tons. There are two global, and approximately seven other notable regional or local producers, who have approximately 815,000 metric tons of this capacity. The remaining capacity is maintained by over twenty other local or regional manufacturers.

We believe that there is over 1 million metric tons of demand that corresponds with this capacity, representing a utilization rate of over 90%. The global demand can be further delineated between melter and non-melter segments. We believe that the melter segment represents approximately 70% of the total electrode demand. There are process technology and raw material constraints related to converting non-melter capacity into melter capacity, however melter capacity can be utilized for non-melter production. All of our production capacity is capable of producing melter-segment electrodes, with the flexibility to produce non-melter segment electrodes as needed.

As a result of repositioning our global manufacturing network and other actions, as well as our proprietary process and technological improvements, we now have the capability, depending on product demand and mix, to manufacture approximately 230,000 metric tons of graphite electrodes annually from our existing assets. We believe that our Monterrey, Mexico facility is the largest graphite electrode manufacturing facility in the world.

Graphite Electrode Market Share. We estimate that about 56% of the EAF steel makers worldwide (other than in China, for which reliable information is not generally available) and about 77% of the EAF steel makers in the U.S. and the markets where we have manufacturing facilities, purchased all or a portion of their graphite electrodes from us in 2005. We further estimate that we supplied about 35% of all graphite electrodes purchased in the U.S. and the markets where we have manufacturing facilities, and about 20% worldwide (including China), in each case in 2005. We estimate that the worldwide market for graphite electrodes was about $2.5 billion in 2005 (including China).

We estimate that, in 2005, graphite electrode sales in the U.S. accounted for about 15% of the total net sales of our synthetic graphite segment and that we sold graphite electrodes in about 70 countries, with no other country accounting for more than 9% of the total net sales of our synthetic graphite segment.

Cathodes. The cathode market includes cathodes, sidewalls and ramming paste sold to the aluminum industry for installation of new and relining of existing furnaces used to smelt aluminum (called “pots”). Cathode blocks are used as a floor lining for, and act as conductors of electricity in, the pots. Cathodes are made from either carbon (anthracite and semi-graphitic) or graphite. Cathodes are currently the only products available that have the high levels of electrical conductivity and the capability of surviving the highly corrosive high temperature environment in an aluminum smelting pot. We believe that there are currently no commercially viable substitutes for cathodes in aluminum smelting pots. As cathodes are used in the construction of pots, demand for them is directly related to both the number of new aluminum smelting pots being built and the frequency with which existing pots are upgraded and relined. In a typical aluminum smelting pot operating at a typical rate and efficiency of production, the cathodes must be replaced every 5 to 8 years.

We operate our cathode business through a 70% owned venture with Pechiney, the world’s recognized leader in aluminum smelting technology. In late 2003, Pechiney was acquired by Alcan, one of the world’s largest aluminum producers. Alcan uses Pechiney technology in its own smelting operations (including all Pechiney operations) and licenses Pechiney technology to other aluminum producers. We believe that we are positioned as one of the highest quality producers of graphite cathodes, the preferred technology for deployment in new aluminum smelting pots due to their ability to provide substantial improvements in process efficiency. We are benefiting from Alcan/Pechiney’s smelting technology and our graphite technology and expertise in high temperature industrial applications to develop further improvements in graphite cathodes. We believe that our technological advances in graphite cathodes provide substantial improvement in process efficiency for our aluminum customers, extending the life of the cathode block by about 20%. Our cathodes are sold to Alcan/Pechiney for use in their own plants under supply contracts that remain in effect through 2006 and are marketed to Alcan/Pechiney’s licensees as well as to other aluminum producers.

We believe that worldwide demand for aluminum will continue to grow over the long term at an average annual rate of about 3%, primarily because of greater use of aluminum by the transportation industry and higher growth in demand in China. We also believe that, over the long term, new aluminum smelting furnaces will need to be built to meet the growth in demand.

The worldwide demand for all cathode grades in 2005 was about 260,000 metric tons. Carbon cathodes represented approximately two-thirds of the market, with graphite cathodes representing the balance. We believe that, over the long term, demand for graphite cathodes will increase relative to carbon cathodes as new smelting pots are built.

We believe that the cathode industry manufacturing capacity utilization rate worldwide was about 82% in 2005 (excluding for carbon cathodes, information relating to Russia and China, for which reliable information is generally not available). We believe that, currently, there is an excess supply of carbon cathodes, on a worldwide basis, resulting from a delay in relines of existing pots (as existing pots are operating longer to meet the strong aluminum demand) and an increase in the potlife of certain smelters due to technology improvements.

There are six notable producers of cathodes in the world. We believe that we are the largest manufacturer of cathodes in the world, offering the broadest range of products to the aluminum industry. We estimate that the worldwide market for cathodes was about $530 million in 2005 and that we sold about 16% of all cathodes sold in the world in 2005.

Advanced Graphite Materials. Advanced graphite materials include isomolded, molded and extruded products in a variety of shapes and grades, weighing from a few kilograms to ten metric tons, for diverse applications. These materials include primary products (such as bulk graphite blocks (called “billets”) that are sold to customers for further processing or finishing for end users) and specialty products (such as pressure casting molds for steel railroad car wheels).

Our isomolded products are used in applications including continuous casting and hot press manufacturing processes and resistance heating elements. Our molded products are used in applications including high temperature furnaces and crucibles, chemical processing equipment and centrifugal casting equipment. Our extruded products are used in applications including fused refractories, diamond drill bits and semiconductor components as well as in applications in aluminum refining. In addition, certain of our materials, when combined with advanced flexible graphite, provide superior heat management solutions for insulation packages, induction furnaces, high temperature vacuum furnaces and direct solidification furnaces and other industrial thermal management applications. We estimate the worldwide market for advanced graphite materials was about $550 million in 2005.

Other Segment

Natural Graphite. We manufacture advanced flexible graphite solutions and flexible graphite products from natural graphite. We also provide cost effective engineering and other technical services and license our proprietary technology to meet customer needs in markets where we do not anticipate engaging in manufacturing ourselves. Our natural graphite solutions are developed and manufactured by our subsidiary, AET. We currently sell our solutions primarily to the electronics, fuel cell power generation and sealing markets.

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

The versatility of our proprietary processes and equipment enables us to modify natural graphite products to meet a variety of customer needs. We work with our customers to develop technologically advanced solutions, utilizing our industry-leading technology and manufacturing strengths and capabilities.

Electronic Thermal Management Solutions. Thermal management solutions are uniquely designed to dissipate heat generated by electronic devices. Electronics manufacturers are currently experiencing constraints in the development of ever more advanced compact devices because of limitations on the ability of current thermal management products and technologies to dissipate the higher levels of heat generated. We have developed and are continuing to develop and introduce highly engineered advanced flexible graphite solutions that improve thermal management in electronic devices. We expect demand for our products to grow as industry trends continue toward smaller, more powerful electronic devices which generate more heat and require more advanced thermal solutions.

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

We expect that the superior ability of our products to manage heat will allow our customers and others to redesign electronic devices to improve performance through heat management while reducing cost, size and weight. Our unique solutions offer many advantages over competitive products, such as copper or aluminum. These advantages include:

•	excellent ability to conduct heat;
•	mechanical and thermal stability;
•	lightweight, compressible and conformable nature;
•	cost competitiveness; and

•	ease of handling.

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

We estimate that the market for our current electronic thermal management products is about $350 million and expect it to grow at an annual rate in excess of 15% over the next three years. Sales of these products grew from about $2,476 in 2003 to $11,611 in 2004 and $18,738 in 2005.

We believe that the thermal management component market for computers, servers, flat panel display devices, digital video devices, cell phones and other communications, industrial, military, office and automotive equipment was about $3 billion in 2002.

Fuel Cell Products. We are the leading manufacturer of natural graphite products for PEM fuel cells and fuel cell systems. We manufacture highly engineered flow field plates, gas diffusion layers and other advanced flexible graphite solutions for PEM fuel cells and fuel cell systems. PEM fuel cells have the potential to generate power for:

•	transportation applications, such as automobiles, buses and other vehicles;
•	stationary applications, such as residences, commercial buildings and industrial operations; and
•	portable applications, such as machinery, equipment and electronic devices.

Fuel cells provide environmentally friendly electrical power generation by combining hydrogen (which can be obtained from a variety of sources such as methanol, natural gas and other fuels) with oxygen (from air, not necessarily pure) to produce electricity through an electrochemical process without combustion. The only material by-products from this process are water and heat. We believe that PEM fuel cells have emerged as the leading fuel cell technology because they offer higher power density, lower weight and lower costs relative to alternative fuel cell technologies. We expect significant growth from this opportunity over the next ten years.

We have been working with Ballard Power Systems since 1992 on developing natural graphite products for use in its PEM fuel cells. GRAFCELL® advanced flexible graphite solutions are a strategic material for the Mark 902, Ballard Power Systems’ most advanced PEM fuel cell platform to date.

In June 2001, we entered into an exclusive development and collaboration agreement and an exclusive long term supply agreement with Ballard Power Systems, which significantly expanded the scope and term of prior agreements. In addition, Ballard Power Systems became a strategic investor in AET, investing $5 million in shares of Ballard Power Systems’ common stock for a 2.5% equity ownership interest, to support the development and commercialization of natural graphite products for PEM fuel cells. As an investor in AET, Ballard Power Systems has rights of first refusal with respect to certain equity ownership transactions, tag along and drag along rights, and preemptive and other rights to acquire additional equity ownership under certain limited circumstances.

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

In 2004, we were awarded a grant from the State of Ohio for $602 for further development of our gas diffusion layer for fuel cells.

We believe that the significant market opportunities for fuel cell vehicles will be supported by governmental programs. In January 2002, the Bush administration launched a new program called FreedomCAR aimed at spurring the growth of hydrogen fuel cells for cars and trucks. In January 2003, the Bush administration launched FreedomFUEL, focusing on technologies and infrastructure needed to produce, distribute and store hydrogen for fuel cells. About $1.7 billion of funding is proposed under these programs. The European Union and Japan have each announced similar initiatives, and the U.S. and the European Union have agreed to cooperate to overcome barriers to fuel cell commercialization.

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

Carbon Electrodes. Carbon electrodes are used in the production of ferro-alloys and silicon metal, a raw material primarily used as an alloying agent in the manufacture of aluminum, and for production of chemical products in the chemical industry. Carbon electrodes are also used in the production of thermal phosphorous. Carbon electrodes are used and consumed in a manner similar to that of graphite electrodes, although at lower temperatures and with different consumption rates. We believe that demand for carbon electrodes fluctuates based primarily on changes in production of silicon metal. We also believe that the silicon metal industry is directly impacted by changes in global and regional economic conditions. We estimate that demand for carbon electrodes was about 81,000 metric tons in 2003, about 88,000 metric tons in 2004, and about 87,000 in 2005.

We estimate that we sold about 28% of the carbon electrodes sold in the world in 2005. We estimate that the worldwide market for carbon electrodes was about $128 million in 2005.

Our carbon electrode product line is facing significant production cost increases and pricing pressure. Given the recent performance of, and outlook for, this product line, we have been exploring strategic alternatives for this product line. In the first quarter of 2006, we announced that we expect to completely exit these operations over the next 12 months. Our carbon electrode net sales in 2005 were $36,407. We have produced carbon electrodes in Columbia, Tennessee for almost 70 years. The decision is expected to result in the termination of about 150 employees between June 2006 and March 2007.

Refractories. Refractories are made in a multitude of standard and custom shapes and sizes. Smaller refractories are sometimes called refractory bricks and larger ones are sometimes called refractory blocks. Graphite is added to some carbon refractories (called semi-graphitic refractories) to adjust performance characteristics. Carbon and semi-graphitic refractory bricks are used primarily as chemical industry tank and reactor linings and blast furnace and submerged arc furnace hearth walls. These refractory bricks have excellent resistance to corrosion and abrasion. Our carbon refractory brick is one of the established standards for blast furnaces in North America and submerged arc furnaces in South Africa. Our semi-graphitic refractory brick is used where higher conductivity is required or when additional abrasion resistance is desired.

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

We estimate that we sold about 32% of the carbon refractories sold in 2005 for blast and submerged arc furnaces. We estimate that this market for carbon refractories was about $100 million in 2005.

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

Leveraging Our Unique Global Manufacturing Network. We have repositioned our global manufacturing network by shutting down higher cost facilities and redeploying that capacity to our lower cost, strategically located facilities. We have also adopted a constraint-management philosophy that systematically seeks to drive higher utilization rates (constraint utilization) and more productivity from our existing assets. We believe that our unique global manufacturing network provides us with significant competitive advantages in product quality, product costs, proximity to customers, timely and reliable delivery, and operational flexibility to adjust product mix to meet the diverse needs of a wide range of market segments and customers. Currently, we have the operating capability, depending on product demand and mix, to manufacture approximately 230,000 metric tons of graphite electrodes annually from our existing assets.

We continue to leverage our network to seek to achieve significant increases in throughput generated from our existing assets, through productivity improvements, capital expenditures, and other efficiency initiatives. We believe we can further exploit our network by focusing our superior technical and customer service capabilities on:

•

the increasing number of large global customers created by the continuing consolidation trend within the steel and aluminum industries, to whom we believe we are better positioned than any of our competitors to offer products that meet their volume, product quality, product mix, delivery reliability and service needs at competitive prices; and

•

customers in targeted market segments where we have competitive advantages to meet identified customer needs due to the locations of our facilities, the range and quality of our products, the utilization of our capacity, the value of our customer technical service, our low cost supplier advantage and other factors.

We believe that, in many cases, the increasing number of large global steel and aluminum customers created by consolidation trends are more creditworthy than other customers and that we are able to better manage our exposure to trade credit risk as we increase the percentage of our total net sales sold to these customers.

We believe that our graphite electrode business has one of the top market shares in the world and that our cathode business has the number one market share in the world. In 2005, our worldwide market share was:

•	about 20% in graphite electrodes; and
•	about 16% in cathodes.

We sell graphite electrodes and cathodes in every major geographic market. Sales of these products outside the U.S. accounted for about 65% of net sales in 2004 and 66% in 2005.

No single customer or group of affiliated customers accounted for more than 5% of our total net sales in 2003, 2004 or 2005.

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

Driving Global Productivity and Efficiency Initiatives. During 2005, we identified various productivity enhancement opportunities. Major actions, identified in 2005 and planned for 2006, include:

•	streamlining and centralizing our organizational structure and reducing our salaried and administrative workforce;
•	rationalizing certain product and production capabilities, including synthetic graphite facilities in Brazil, France, Italy, the United States and Russia; and
•	reassessing alternatives for under-performing production assets.

We are committed to continuously maintaining and improving our low cost manufacturer status in the industry and we are seeking to maximize productivity from our existing assets while improving the cost efficiency of the supporting processes.

Accelerating Commercialization of Advantaged Technologies. We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a significant growth opportunity as well as a competitive advantage. We seek to exploit these capabilities and our intellectual property portfolio to accelerate development and commercialization of these technologies across all of our businesses, to improve existing products, including super-size graphite electrodes and large-diameter pinless electrodes used in the most demanding electric arc steel production furnaces, and to develop and commercialize new products for markets with high growth potential, such as electronic thermal management technologies. For the past three years, we have received R&D Magazine’s prestigious R&D 100 Award, granted to identify the 100 most technologically significant commercialized products each year. We received this award in 2003 and 2004 for our achievements in electronic thermal management products and in 2005 for our large-diameter pinless graphite electrodes.

We believe that we are one of the highest quality producers of graphite cathodes, the preferred technology for new aluminum smelting furnaces. We believe that our advanced graphite cathode technology enables us to increase our market share of graphite cathodes sold upon the commencement of operation of the new, more efficient aluminum smelting furnaces that are being built.

Delivering Exceptional and Consistent Quality. We believe that our products are among the highest quality products available in our industry. Since 1999, we have reduced our annual cost for customer graphite electrode quality claims from $2,960 to $1,347. We have been recognized as a preferred or certified supplier by many major steel and aluminum companies and have received numerous technological innovation and other awards by industry groups, customers and others. Using our technological capabilities, we continually seek to improve the consistent overall quality of our products and services, including the performance characteristics of each product, the uniformity of the same product manufactured at different facilities and the expansion of the range of our products. We believe that improvements in overall quality create significant efficiencies and market opportunities for us, provide us the opportunity to increase sales volumes and market share, and create production efficiencies for our customers.

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

Deleveraging and Building Stockholder Value. We believe that our business strategies support our goal of maximizing the amount and speed of cash generated and should accelerate our ability to enhance our capital structure by further reducing our gross debt obligations. We have, through successful offerings of the Senior Notes and the Debentures and our successful refinancing of the Revolving Facility, enhanced our financial stability and liquidity. Deleveraging remains a priority for us and we may from time to time purchase Senior Notes and Debentures in the open market or in privately negotiated transactions.

In connection with and building on our focus on deleveraging, we continually review our assets, product lines and businesses to seek out opportunities to maximize value, through re-deployment, divestiture or otherwise. We currently plan to sell certain real estate and may at any time sell other assets, product lines or businesses.

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

We utilize capabilities within our global information systems to seek to optimize our global sourcing for maximum profitability. Our global manufacturing network also helps us to minimize risks associated with dependence on any single economic region.

Manufacturing

Synthetic Graphite. The manufacture of a graphite electrode takes, on average, about two months. Graphite electrodes range in size from three inches to 30 inches in diameter and two feet to nine feet in length and weigh between 20 pounds and 4,800 pounds (2.2 metric tons).

The manufacture of graphite electrodes involves the six main processes described below:

Forming:	Calcined petroleum coke is crushed, screened, sized and blended in a heated vessel with coal tar pitch. The resulting plastic mass is extruded through a forming press and cut into cylindrical lengths (called “green” electrodes) before cooling in a water bath.

Baking:	The “green” electrodes are baked at about 1,400 degrees Fahrenheit in specially designed furnaces to purify and solidify the pitch and burn off impurities. After cooling, the electrodes are cleaned, inspected and sample-tested.

Impregnation:	Baked electrodes are impregnated with a special pitch when higher density, mechanical strength and capability to withstand higher electric currents are required.

Rebaking:	The impregnated electrodes are rebaked to solidify the special pitch and burn off impurities, thereby adding strength to the electrodes.

Graphitizing:	Using a process that we developed, the rebaked electrodes are heated in longitudinal electric resistance furnaces at about 5,000 degrees Fahrenheit to restructure the carbon to its characteristically crystalline form, graphite. After this process, the electrodes are gradually cooled, cleaned, inspected and sample-tested.

Machining:	After graphitizing, the electrodes are machined to comply with international specifications governing outside diameters, overall lengths and joint details. Tapered sockets are machine-threaded at each end of the electrode to permit the joining of electrodes in columns by means of correspondingly double-tapered machine-threaded graphite nipples (called "pins"), except in the case of our pinless graphite electrodes.

Cathodes range in size from 5 feet to 12 feet and weigh between 800 pounds and 3,700 pounds and are manufactured by a comparable process (excluding, in the case of carbon cathodes, impregnation and graphitization). We believe that we manufacture the broadest range of sizes in graphite electrodes and cathodes and that the quality of our electrodes and cathodes is competitive with or better than that of comparable products of any other major manufacturer.

We generally warrant to our customers that our electrodes and cathodes will meet our specifications. Electrode and cathode returns and replacements have aggregated less than 1% of net sales in each of the last three years.

Graphite electrodes are manufactured in Brazil, Mexico, South Africa, France, Spain and Russia. Cathodes are manufactured in France and Brazil. We intend to cease producing graphite electrodes in Russia and cathodes in Brazil during 2006.

Advanced graphite materials are manufactured using raw materials, processes and technologies similar to those for graphite electrodes and cathodes. Our facilities have the capability to process a wide range of raw materials, extrude or mold small to very large graphite blocks, impregnate, bake and graphitize the blocks, purify the blocks to reduce the impurities to parts per million levels, and machine the blocks using advanced machining stations to manufacture products finished to high tolerances and unique shapes. Advanced graphite materials are manufactured in the U.S., France and South Africa.

Other. We use a proprietary process to convert mined natural graphite flake into expandable graphite, an intermediate product. During this process, we can manufacture expandable graphite with a number of specific properties. For example, we can change its sensitivity to temperature, modify its particle size and give it long-term stability. We manufacture flexible graphite by further processing expandable graphite. We fabricate finished gasket and sealing products by fabricating flexible graphite into sheet, laminate and tape products. We manufacture advanced flexible graphite by subjecting expandable or flexible graphite to additional proprietary processing. These additional processing steps alter the properties and characteristics of the graphite to make materials with modified electrical, thermal and strength characteristics.

Natural graphite operates two state-of-the-art manufacturing facilities in the U.S. These facilities have the capability to chemically treat natural graphite flake, bake the flake in high temperature furnaces to expand the graphite flake, mechanically form and calender the expanded flake, and form and shape intermediate and finished products. We believe that we operate the world’s most technologically sophisticated advanced natural graphite production line.

Carbon electrodes and refractories are manufactured in the United States. Carbon electrodes (which can be up to 55 inches in diameter) are primarily extruded in a comparable process to graphite electrodes (excluding impregnation and graphitization). Refractories are manufactured using a proprietary “hot press” process.

We intend to cease production of carbon electrodes in 2006. Our facility in Columbia, Tennessee that manufactures carbon electrodes will continue to service advance graphite materials and refractories.

Quality Standards and Maintenance. Most of our global manufacturing facilities are certified and registered to ISO 9001-2000 international quality standards and some are certified to QS 9000-1998 standards. Natural graphite has a quality assurance system designed to meet the most stringent requirements of its customers and is ISO TS 16949:2002 certified. Major maintenance at our facilities is conducted on an ongoing basis.

Raw Materials and Suppliers. The primary raw materials for electrodes and cathodes are engineered by-products and residues of the petroleum and coal industries. We use these raw materials because of their high carbon content. The primary raw materials for graphite electrodes and graphite cathodes are calcined petroleum cokes (needle coke for electrodes and regular grade cokes for cathodes), coal tar pitch and petroleum pitch. The primary raw materials for carbon electrodes and carbon cathodes are calcined anthracite coal and coal tar pitch and, in some instances, a petroleum coke-based material. The primary raw material for our natural graphite products is natural graphite flake. We purchase raw materials from a variety of sources and believe that the quality and cost of our raw materials on the whole is competitive with or better than those available to our competitors. Except as discussed below with regard to petroleum needle coke, we believe that adequate supplies of these raw materials are available at market prices.

We have a strategic alliance with ConocoPhillips, the largest producer of petroleum coke, to improve the supply chain for our primary raw material and, since the beginning of 2001, we have purchased a majority of our requirements for petroleum coke, at annually negotiated prices, from multiple plants of ConocoPhillips under an evergreen supply agreement. This evergreen supply agreement contains customary terms and conditions, including price renegotiation, dispute resolution and termination provisions, including, upon a termination, a 3-year supply arrangement with reducing volume commitments.

In 2004, Unocal sold its interest in its needle coke production company in Lemont, Illinois, to its partner, Citgo. Citgo announced that it would convert its facility from producing needle grade coke to fuel grade coke. We believe that Citgo stopped producing needle coke in late 2005. Furthermore, we believe that the loss of this volume could lead to a shortage of premium needle coke. We do not believe that there are any needle coke expansion plans that would cover completely the loss of the coke previously produced in Lemont. In 2005, these events had little to no effect on our ability to procure premium quality needle coke. For 2006, we have secured all of our needle coke requirements at annually fixed prices.

We purchase calcined anthracite coal for our carbon products under a five year supply agreement that expires in June 2006. This agreement contains customary terms and conditions.

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

We have in the past entered into, and may in the future enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. At December 31, 2005, we had fixed about 23% of our worldwide natural gas exposure through 2006 using such contracts. As of February 15, 2006, we had fixed about 32% of our worldwide natural gas exposure through such contracts.

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

Proximity of manufacturing facilities to customers can provide a competitive advantage in terms of cost of delivery of graphite electrodes. These costs are affected by changes in currency exchange rates, methods of shipment, import duties and whether the manufacturing facilities are located in the same economic trading region as the customer. We believe that our manufacturing facilities are uniquely located around the world to supply graphite electrodes globally and that the locations of our facilities provide us with a significant competitive advantage.

Sales and Customer Service

Our product quality and our unique global manufacturing network, its proximity to regional and local customers and market segments and the related low cost structure allows us to deliver a broad range of product offerings across various market segments. We differentiate and sell the value of our product offerings, depending on the market segment or specific product application, primarily based on product quality and performance, delivery reliability, price, and customer technical service.

We price our offers based on the value that we believe we deliver to our customers. Pricing may vary within any given industry, depending on the market segment within that industry and the value of the offer to a specific customer. We believe that we can achieve premium prices through our value added offerings to customers. In certain segments where the product is less differentiated, we may achieve little or no premium for our offer. We have also begun to modify the terms of our offers, specifically in the area of graphite electrode sales, so that we have a some ability to adjust the price of our customer orders to reflect changes in costs or market conditions. Substantially all of our graphite electrode customers generally seek to negotiate and secure the reliable supply of their anticipated volume requirements on a semi-annual or annual basis, sometimes called the “graphite electrode book building process”. The remainder of our graphite electrode customers purchase their electrodes as needed at then current market prices (i.e., at the spot price). Our cathode customers primarily enter into longer term

“made to order” supply contracts, although certain customers also purchase their cathodes as needed at then current market prices (i.e., at the spot price). Our carbon electrode customers primarily enter into annual contracts with us for a percentage of their annual requirements at a firm price. We have, in certain instances, entered into long term supply contracts with purchasers of our carbon electrodes, and we may, from time to time in the future, enter into long term supply contracts with purchasers of our other products. Orders taken pursuant to our standard terms and conditions are generally not cancelable by the customer. However, these orders are subject to renegotiation or adjustment to meet changing market conditions. Currently, we do not manage or operate based on a backlog.

We believe that we are the recognized industry leader in providing value added technical services to customers for our major product lines, and that we have the largest customer technical service and related supporting engineering and scientific organizations in our industry, with more than 245 engineers, scientists and specialists around the world.

We deploy these selling methods and our customer technical service to address the specific market needs of all products.

Synthetic Graphite. We sell our graphite electrodes in every major geographic market primarily through our direct sales force, whose members are trained and experienced with our products. Our direct sales force operates from 16 sales offices located around the world. We also sell products through independent sales agents and distributors. The sales and service groups of our synthetic graphite segment include those dedicated to cathodes that are employed by Carbone Savoie.

We have graphite electrode customer technical service personnel based around the world who assist customers to maximize their production and minimize their costs. We employ about 160 engineers and technicians to provide technical service and advice to key steel and other metals customers. These services include furnace design and operation, as well as furnace upgrades to reduce energy consumption, improve raw material costs and increase output. We believe that our synthetic graphite segment has more technical service engineers located in more countries than any of its competitors.

Other. Our natural graphite products are sold through direct field sales employees in the U.S., Europe and Asia and through independent sales agents and distributors. Customer service personnel, supported by development scientists and manufacturing engineers, assist customers in learning about and using our natural graphite products, improving their manufacturing processes and operations, and solving their technical dilemmas. A particular focus is assisting customers and others who design, develop or produce electronic devices to integrate our advantaged flexible graphite solutions into their new devices.

Our carbon electrode and refractory products are sold through their respective direct global sales force, located in all of their major markets, as well as through independent agents and distributors. A U.S. sales office coordinates the activities of an experienced sales staff and these agents and distributors. Our experienced engineering staff provides technical service to customers around the world, including specialized technical assistance to submerged arc and other furnace operators with regard to product performance, furnace monitoring and operations analysis. We believe that our customer technical service staff is highly regarded.

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

Research and Development. We conduct our research and development both independently and in conjunction with our strategic partners, customers and others. We have two dedicated technology centers, one in Ohio, which focuses on all products, and the other in France, which is used by Carbone Savoie. We also have a pilot plant located in Ohio that has the capability to produce small or trial quantities of new or improved synthetic or natural graphite products. In addition, we have a state-of-the-art testing facility located in Ohio capable of conducting physical and analytical testing for those products. The activities at these centers and facilities are integrated with the efforts of our engineers at our manufacturing facilities who are focused on improving manufacturing processes.

Research and development expenses amounted to $10,410, $8,040 and $9,437 in 2003, 2004 and 2005, respectively.

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

Developments by us include:

•	larger and stronger graphite electrodes;
•	new chemical additives to enhance raw materials used in the manufacture of graphite electrodes;
•	patented advanced pin technology for graphite electrodes;
•	patent pending pinless large diameter graphite electrodes;
•	cold pastes with reduced environmental impact for use with cathodes;

•	patented processing technology for high performance graphite cathodes which have become the preferred products in the industry;
•	products for PEM fuel cells that are enabling fuel cell commercialization; and
•	new electronic thermal management technologies.

We have been awarded preferred or certified supplier status by many major steel, aluminum, and automotive supply companies and have received numerous technological innovation and other awards by industry groups, customers and others. For the past three years, we have received R&D Magazine’s prestigious R&D 100 Award, granted to identify the 100 most technologically significant commercialized products each year. We received this award in 2003 and 2004 for our achievements in electronic thermal management products and in 2005 for our large-diameter pinless graphite electrodes.

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

Technology Licensing and Research, Testing and Other Services. We offer, through licensing contracts, rights to use our intellectual property to other firms developing or manufacturing products. We also provide, through service contracts:

•	research and development services;
•	extensive product testing services (such as high temperature testing and analysis);
•	high temperature heat treating services;
•	graphite and carbon process and product technology, consulting and development services; and
•	information services to customers, suppliers and universities to assist in their development of new or improved process and product technology.

Among other things, we provide cost-effective services for a broad range of markets and license our proprietary technology for a broad range of applications through our web site. The web site includes technical papers on graphite and carbon science, technical literature and search assistance, and industry news as well as access to our services.

Intellectual Property. We believe that our intellectual property, consisting primarily of patents and proprietary know-how and information, particularly the intellectual property relating to electronic thermal management and fuel cell power generation, provides us with competitive advantages and is important to our growth opportunities. Our intellectual property portfolio is extensive, with about 320 U.S. and foreign patents and over 370 U.S. and foreign pending patent applications, which we believe is more than any of our major competitors. Over 130 of these patents were granted during the past four years. Among our competitors, we hold the largest number of patents for flexible graphite as well as the largest number of patents relating to the use of natural graphite for PEM fuel cell applications. In addition, we have obtained exclusive and non-exclusive licenses to various U.S. and foreign patents relating to our technologies. These patents and licenses expire at various times over the next two decades.

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

Competition

Synthetic Graphite. Competition in the graphite electrode, cathode and advanced graphite material businesses is based primarily on product differentiation and quality, delivery reliability, price, and customer service, depending on the market segment or specific product application.

Global and regional economic conditions and prior antitrust investigations, lawsuits and claims have had an impact on the graphite electrode industry. We believe that, at a minimum, these impacts include increased price competition and increased debt or cost burdens, or both, for most manufacturers in the industry.

In the most demanding product applications (that is, graphite electrodes that can operate in the largest, most productive and demanding EAF steel mills in the world), we compete primarily on product quality, delivery reliability, price and customer technical service. We believe these are prerequisite capabilities that not all producers of graphite electrodes possess or can demonstrate consistently. In this market segment, we primarily compete with higher quality graphite electrode producers, although certain other lower quality producers can demonstrate adequacy in certain melters.

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

There are only five multinational graphite electrode producers, GrafTech, SGL Carbon, Tokai Carbon, Showa Denko Carbon and Graphite India. We are the only manufacturer with production facilities in more than three continents. Other notable electrode producers include HEG (India), SEC (Japan) and NDK (Japan). There are several smaller, local manufacturers in the U.S., China and Russia. There are six notable manufacturers of cathodes in the world. We believe that we and SGL Carbon are the largest manufacturers of cathodes in the world. There are about four significant manufacturers of advanced graphite materials in the world.

Other. Competition in the natural graphite business with respect to existing products is based primarily on quality and price. Competition with respect to services and new products is based primarily on product and service innovation, performance and cost effectiveness as well as customer service, with the relative importance of these factors varying among services, products and customers.

Competitors include companies located around the world that develop and manufacture natural graphite products, including SGL Carbon, and companies that develop, manufacture or provide substitute or alternative materials, products, services or solutions. We are one of the largest manufacturers of natural graphite products in the world.

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

Competition in the carbon electrode and refractory businesses is based primarily on product differentiation and quality, delivery reliability, price, and customer service, depending on the market segment or specific product application. We are aware of commercially viable technologies that are competitive with carbon electrodes. There are four significant manufacturers of carbon electrodes in the world.

Environmental Matters

We are subject to a wide variety of federal, state, local and foreign laws and regulations relating to the presence, storage, handling, generation, treatment, emission, release, discharge and disposal of hazardous, toxic and other substances and wastes, which govern our current and former properties, neighboring properties and our current operations. These laws and regulations (and the enforcement thereof) are periodically changed and are becoming increasingly stringent. We have experienced some level of regulatory scrutiny at most of our current and former facilities, and have been required to take corrective or remedial actions and incur related costs in the past, and may experience further regulatory scrutiny, and may be required to take further corrective or remedial actions and incur additional costs, in the future. Although it has not been the case in the past, these costs could have a material adverse effect on us in the future.

The principal U.S. laws and regulations to which we are subject include:

•

the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act and similar state and local laws which regulate air emissions, water discharges and hazardous waste generation, treatment, storage, handling, transportation and disposal;

•

the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, and the Small Business Liability Relief and Brownfields Revitalization Act of 2002, and similar state laws that provide for the reporting of, responses to and liability for releases of hazardous substances into the environment; and

•

the Toxic Substances Control Act and related laws that are designed to track and control chemicals that are produced or imported into the United States and assess the risk to health and to the environment of new products at early developmental stages.

Further, laws adopted or proposed in various states impose or may impose, as the case may be, reporting or remediation requirements if operations cease or property is transferred or sold.

Our manufacturing operations outside the U.S. are subject to the laws and regulations of the countries in which those operations are conducted. These laws and regulations primarily relate to pollution prevention and the control of the impacts of industrial activities on the quality of the air, water and soil. Regulated activities include, among other things: use of hazardous substances; packaging, labeling and transportation of products; management and disposal of toxic wastes; discharge of industrial and sanitary wastewater; and process emissions to the air.

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

As a result of amendments to the Clean Air Act enacted in 1990, certain of our facilities have been or will be required to comply with new standards for air emissions that have been or will be adopted by the USEPA and state environmental protection agencies over the next several years pursuant to regulations that have been or will be promulgated, including the USEPA’s anticipated promulgation of maximum achievable control technology standards for the carbon and graphite manufacturing industry. The regulations that have been promulgated to date will necessitate use of additional administrative and engineered controls, and changes in certain manufacturing processes, in order for us to achieve compliance with these regulations. Similar foreign laws and regulations have been or may also be adopted to establish new standards for air emissions, which may also require additional controls on our manufacturing operations outside the U.S. Based on information currently available to us, we believe that compliance with these regulations will not have a material adverse effect on us.

We have sold or closed a number of facilities that had operated solid waste landfills on-site. In most cases where we divested the properties, we have retained ownership of the landfills. When our landfills were or are to be sold, we obtained or seek to obtain financial assurance we believe to be adequate to protect us from any potential future liability associated with these landfills. When we have closed landfills, we believe that we have done so in material compliance with applicable laws and regulations. We continue to monitor these landfills pursuant to applicable laws and regulations. To date, the costs associated with the landfills have not been, and we do not anticipate that future costs will be, material to us.

We establish accruals for environmental liabilities where it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. We adjust accruals as new remediation and other commitments are made and as information becomes available which changes estimates previously made.

Estimates of future costs for compliance with environmental protection laws and regulations, and for environmental liabilities, are necessarily imprecise due to numerous uncertainties, including the impact of new laws and regulations, the availability and application of new and diverse technologies, the extent of insurance coverage, the discovery of contaminated properties, or the identification of new hazardous substance disposal sites at which we may be a PRP and, in the case of sites subject to Superfund and similar state and foreign laws, the ultimate allocation of costs among PRPs and the final determination of remedial requirements. Subject to the inherent imprecision in estimating such future costs, but taking into consideration our experience to date regarding environmental matters of a similar nature and facts currently known, we believe that costs and capital expenditures (in each case, before adjustment for inflation) for environmental protection compliance and for remedial response will not increase materially over the next several years.

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

Employees

Since 1998, we have reduced our global workforce by about 1,700 employees, or over 30%. At December 31, 2005, we had 3,851 employees, of which 1,745 were in Europe (including Russia), 903 were in Mexico and Brazil, 364 were in South Africa, 3 were in Canada, 829 were in the U.S. and 7 were in the Asia Pacific region. At December 31, 2005, 2,753 of our employees were hourly employees.

At December 31, 2005, about 69% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. At December 31, 2005, about 1,355 employees, or 35% of our employees, were covered by agreements which expire, or are subject to renegotiation, at various times through December 31, 2006. We believe that, in general, our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.

Excluding our subsidiaries prior to the time when we acquired them, we have not had any material work stoppages or strikes during the past decade.

Item 1A.  Risk Factors

(Unless otherwise noted, all dollars are presented in thousands)

An investment in our securities involves a high degree of risk. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we currently deem immaterial, may also have a material adverse effect on us. If any of the following risks actually occur, our financial condition, results of operations, cash flows or business could be harmed. In that case, the market price of our securities could decline, and you could lose part or all of your investment.

Risks Relating to Us

We are dependent on the global steel and aluminum industries and also sell products to the transportation, semiconductor, petrochemical and other metals industries. Our results of operations may deteriorate during global and regional economic downturns.

We sell graphite electrodes, which accounted for about 66% of our total net sales in 2005, primarily to the EAF steel production industry. We also sell cathodes, which accounted for about 13% of our total net sales in 2005, to the aluminum industry. Many of our other products are sold primarily to the transportation, semiconductor, petrochemical and other metals industries. These are global basic industries, and they are experiencing various degrees of growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects overall demand and prices for our products sold to these industries. As a result of changes in economic conditions, demand and pricing for our products sold to these industries has fluctuated significantly.

Demand for our products sold to these industries may be adversely affected by improvements in our products as well as in the manufacturing operations of customers, which reduce the rate of consumption or use of our products for a given level of production by our customers. In the case of graphite electrodes, we estimate that specific consumption declined from about 4.3 kilograms of graphite electrodes per metric ton of steel produced in 1990 to about 2.2 kilograms per metric ton in 2005. We believe that the rate of decline of specific consumption over the long term has become lower.

Sales volumes and prices of our products sold to these industries are impacted by the supply/demand balance as well as overall demand and growth of and consolidation within the end markets for our products. In addition to the factors mentioned above, the supply/demand balance is affected by factors such as business cycles, rationalization, increase in capacity and productivity initiatives within our industry and the end markets for our products, some of which factors are affected by decisions by us.

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

The planned growth of our natural graphite sales, which depends primarily on the successful and profitable development, manufacture and sale of thermal management products for electronic devices and products for PEM fuel cells and fuel cell systems, may not be achieved.

Successful and profitable commercialization of products is subject to various risks, including risks beyond our control such as:

•	the possibility that we may not be able to develop viable products or, even if we develop viable products, that our products may not gain commercial acceptance;
•	the possibility that, until our products gain broad commercial acceptance, our sales may be concentrated in a limited number of customers;
•	the possibility that our commercially accepted products could be subsequently displaced by other products or technologies;
•	the possibility that, even if our products are incorporated in new products of our customers, our customers
•	new products may not become viable or commercially accepted or may be subsequently displaced;
•	the possibility that a mass market for our commercially accepted products, or for our customers’ products which incorporate our products, may not develop;
•	restrictions under our agreements with Ballard Power Systems on sales of our fuel cell products to, and collaboration with, others; and
•	failure of our customers to purchase our products in the quantities that we expect.

These risks could be impacted by factors such as adoption of new laws and regulations, changes in governmental programs, failure of necessary supporting systems (such as fuel delivery infrastructure for fuel cells) to be developed, and consumer perceptions about costs, benefits and safety.

Our financial condition could suffer if we experience unanticipated costs as a result of antitrust investigations and antitrust and securities class action lawsuits and claims.

Since 1997, we have been subject to antitrust investigations and related lawsuits and claims. Our insurance has not and will not cover any material liabilities that have or may become due in connection with antitrust investigations, lawsuits or claims.

We cannot assure you that remaining liabilities and expenses in connection with antitrust investigations, lawsuits and claims will not materially exceed any reserve related thereto or that the timing of payment thereof will not be sooner than anticipated. If such liabilities or expenses materially exceed any reserve or if the timing of payment thereof is sooner than anticipated, such events could materially adversely affect us.

In March 2006, we were served with a complaint commencing a securities class action lawsuit against us and certain of our officers. Securities class action lawsuits against various companies have resulted in material liabilities and expenses, some or all of which have not been covered by insurance. This lawsuit is in its earliest stages and we do not have any reserve related thereto.

We are highly leveraged and our substantial debt and other obligations could limit our financial resources and ability to compete and may make us more vulnerable to adverse economic events.

Our high leverage and other obligations could have important consequences, including the following:

•

our ability to restructure or refinance our debt or obtain additional debt or equity financing for payment of these obligations, or for working capital, capital expenditures, acquisitions or other general corporate purposes, may be impaired in the future;

•	a substantial portion of our cash flow from operations must be dedicated to debt service and payment of other obligations, thereby reducing the funds available to us for other purposes;
•	an increase in interest rates could result in an increase in the portion of our cash flow from operations dedicated to debt service or cash collateral requirements, in lieu of other purposes;
•	we may have substantially more leverage and other obligations than certain of our competitors, which may place us at a competitive disadvantage; and
•

our leverage and other obligations may hinder our ability to adjust rapidly to changing market conditions or other events and make us more vulnerable to insolvency, bankruptcy or other adverse consequences in the event of a downturn in general or certain regional economic conditions or in our business or in the event that these obligations are greater, or the timing of payment is sooner, than expected.

Our cash flow and capital resources may be insufficient to enable us to service our debt and meet our other obligations as they become due.

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

The Revolving Facility and the Senior Notes contain a number of covenants that, among other things, restrict our ability to: sell assets; incur, repay or refinance indebtedness; create liens; make investments or acquisitions; engage in mergers or acquisitions; pay dividends; repurchase stock; or make capital expenditures.

The Revolving Facility also requires us to comply with specified financial covenants, including minimum interest coverage and maximum senior secured leverage ratios. We cannot borrow under the Revolving Facility if the additional borrowings would cause us to breach the financial covenants.

Further, substantially all of our assets are pledged to secure indebtedness as described under “Risks Relating to Our Securities and Pledges of Our Assets.”

Our ability to continue to comply may be affected by events beyond our control. The breach of any of the covenants contained in the Revolving Facility, unless waived, would be a default under the Revolving Facility. This would permit the lenders to terminate their commitments to extend credit under, and accelerate the maturity of, the Revolving Facility. An acceleration of maturity of the Revolving Facility would permit the holders of the Senior Notes and the Debentures to accelerate the maturity of the Senior Notes and the Debentures, respectively. A breach of the covenants under the Senior Notes, unless waived, would be a default under the Senior Notes. This would also permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. An acceleration of maturity of the Senior Notes would permit the holders of the Debentures to accelerate the maturity of the Debentures and the lenders to accelerate the maturity of the Revolving Facility. A breach of our obligations under the Debentures, unless waived, would be a default under the Debentures. This would also permit the holders of the Debentures to accelerate the maturity of the Debentures. Acceleration of maturity of the Debentures would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes and the lenders to accelerate the maturity of the Revolving Facility. The acceleration of our debt could have a material adverse effect on our financial condition and liquidity. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, we could be forced to take the actions described in the preceding risk factor and the lenders and holders could proceed against the collateral securing the Revolving Facility and the Senior Notes and exercise all other rights available to them. We cannot assure you that we will have sufficient funds to make these accelerated payments or that we will be able to obtain any such waiver on acceptable terms or at all.

We are subject to risks associated with operations in multiple countries.

A substantial majority of our net sales are derived from sales outside the U.S., and a substantial majority of our operations and our total property, plant and equipment and other long-lived assets are located outside the U.S. As a result, we are subject to risks associated with operating in multiple countries, including:

•

currency devaluations and fluctuations in currency exchange rates, including impacts of transactions in various currencies, impact on translation of various currencies into dollars for U.S. reporting and financial covenant compliance purposes, and impacts on results of operations due to the fact that costs of our foreign subsidiaries are primarily incurred in local currencies while their products are primarily sold in dollars and euros;

•	creation of tax attributes in certain jurisdictions that we may not be able to utilize due to the lack of taxable income in relevant jurisdictions and creation or reversal of valuation allowances with respect to the related deferred tax assets due to changes in such circumstances and our estimates of the likely utilization of such assets;

•	imposition of or increases in customs duties and other tariffs;
•

imposition of or increases in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into dollars or euros, making of intercompany loans by subsidiaries or remittance of dividends, interest or principal payments or other payments by subsidiaries;

•	imposition of or increases in revenue, income or earnings taxes and withholding and other taxes on remittances and other payments by subsidiaries;
•	imposition of or increases in investment or trade restrictions and other restrictions or requirements by non-U.S. governments;
•

inability to definitively determine or satisfy legal requirements, inability to effectively enforce contract or legal rights and inability to obtain complete financial or other information under local legal, judicial, regulatory, disclosure and other systems; and

•	nationalization and other risks which could result from a change in government or other political, social or economic instability.

We cannot assure you that such risks will not have a material adverse effect on us or that we would be able to mitigate such material adverse effects in the future.

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

Patents are subject to complex factual and legal considerations. Accordingly, there can be uncertainty as to the validity, scope and enforceability of any particular patent. Therefore, we cannot assure you that:

•	any of the U.S. or foreign patents now or hereafter owned by us, or that third parties have licensed to us or may in the future license to us, will not be circumvented, challenged or invalidated;
•	any of the U.S. or foreign patents that third parties have non-exclusively licensed to us, or may non-exclusively license to us in the future, will not be licensed to others; or
•	any of the patents for which we have applied or may in the future apply will be issued at all or with the breadth of claim coverage sought by us.

Moreover, patents, even if valid, only provide protection for a specified limited duration.

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

Further, we cannot assure you that the use of our patented technology or proprietary know-how or information does not infringe the intellectual property rights of others.

Intellectual property protection does not protect against technological obsolescence due to developments by others or changes in customer needs.

The protection of our intellectual property rights may be achieved, in part, by prosecuting claims against others whom we believe have misappropriated our technology or have infringed upon our intellectual property rights, as well as by defending against misappropriation or infringement claims brought by others against us. Our involvement in litigation to protect or defend our rights in these areas could result in a significant expense to us, adversely affect the development of sales of the related products, and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

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

We use and generate hazardous substances in our manufacturing operations. In addition, both the properties on which we currently operate and those on which we have ceased operations are and have been used for industrial purposes. Further, our manufacturing operations involve risks of personal injury or death. We are subject to increasingly stringent environmental, health and safety laws and regulations relating to our current and former properties, neighboring properties, and our current operations. These laws and regulations provide for substantial fines and criminal sanctions for violations and sometimes require the installation of costly pollution control or safety equipment or costly changes in operations to limit pollution or decrease the likelihood of injuries. In addition, we may become subject to potential material liabilities for the investigation and cleanup of contaminated properties, for claims alleging personal injury or property damage resulting from exposure to or releases of hazardous substances, or for personal injury as a result of an unsafe workplace. Further, alleged noncompliance with or stricter enforcement of, or changes in interpretations of, existing laws and regulations, adoption of more stringent new laws and regulations, discovery of previously unknown contamination or imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could be material.

We are dependent on supplies of raw materials and energy at affordable prices. Our results of operations could deteriorate if that supply is substantially disrupted for an extended period.

We purchase raw materials and energy from a variety of sources. In many cases, we purchase them under short term contracts or on the spot market, in each case at fluctuating prices. We purchase a majority of our requirements for petroleum coke, our principal raw material, from multiple plants of a single supplier under an evergreen supply agreement, containing customary terms and conditions, including price renegotiation, dispute resolution and termination provisions. The availability and price of raw materials and energy may be subject to curtailment or change due to:

•	limitations which may be imposed under new legislation or regulation;
•	suppliers’ allocations to meet demand of other purchasers during periods of shortage (or, in the case of energy suppliers, extended cold weather);
•	interruptions or cessations in production by suppliers; and
•	market and other events and conditions.

Petroleum and coal products, including petroleum coke and pitch, our principal raw materials, and energy, particularly natural gas, have been subject to significant price fluctuations.

We have in the past entered into, and may in the future enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. At December 31, 2005, we had fixed about 23% of our worldwide natural gas exposure through 2006 using such contracts. As of February 15, 2006, we had fixed about 32% of our worldwide natural gas exposure through such contracts.

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

We have significant non-dollar-denominated intercompany loans and have had in the past, and may in the future have, foreign currency financial instruments and interest rate swaps and caps. The related gains and losses have in the past been, and may in the future be, significant.

We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2004 and 2005, the aggregate principal amount of these loans was $414,457 and $318,663, respectively. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other expense (income), net, on the Consolidated Statements of Operations. These gains or losses have in the past been and may in the future be substantial. These gains and losses may cause reported results to differ from actual cash operating results, and such difference may be material.

Additionally, we have in the past entered into, and may in the future enter into, interest rate swaps and caps to attempt to manage interest rate expense. We have also in the past entered into, and may in the future enter into, foreign currency financial instruments to attempt to hedge global currency exposures, net, relating to euro-denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. We may purchase or sell these financial instruments, and open and close hedges or other positions, at any time. Changes in currency exchange rates or interest rates have in the past resulted, and may in the future result, in significant gains or losses with respect thereto. These instruments are marked-to-market monthly and gains and losses thereon are recorded in the Consolidated Statement of Operations.

Our results of operations for any quarter are not necessarily indicative of our results of operations for a full year.

Sales of graphite electrodes and other products fluctuate from quarter to quarter due to such factors as changes in economic conditions, changes in competitive conditions, scheduled plant shutdowns by customers, national vacation practices, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns in response to the announcement of price increases or price adjustments. We have experienced, and expect to continue to experience, volatility with respect to demand for and prices of graphite electrodes and other products, both globally and regionally. We have also experienced volatility with respect to prices of raw materials and energy, and we expect to experience volatility in such prices in the future. Accordingly, results of operations for any quarter are not necessarily indicative of the results of operations for a full year.

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

To achieve our planned growth and successfully complete our overhead cost reduction and restructuring activities, we may need to attract qualified personnel. Failure to do so could adversely affect us.

We are seeking to achieve growth and cost-savings, and activities related thereto may require us to hire a substantial number of additional qualified personnel and promote or replace with new qualified personnel a substantial number of existing employees whose functions are changed, who elect not to relocate or who resign or are terminated for other reasons. Companies that experience rapid growth or substantial turnover in personnel frequently encounter higher costs and operating inefficiencies (which can adversely impact internal and disclosure control environments so as to result in errors, omissions and delays in financial statements and public reporting that may be material as well as adversely impact execution of business plans and financial performance) until the new personnel are integrated into the organization. If we are unable to hire, promote or replace such employees with qualified personnel and effectively and quickly integrate them into our organization, our growth, business operations or finance, legal and administrative activities would likely be adversely affected.

We may not be able to complete our planned asset sales.

We intend to continue to sell real estate, non-strategic businesses and certain other non-strategic assets. We cannot assure you if or when we will be able to complete these sales or that we will realize proceeds therefrom that meet our current expectations.

We have significant deferred income tax assets in multiple jurisdictions, and we may not be able to realize any benefits from those assets.

At December 31, 2005, we had $248,022 of gross deferred income tax assets, of which $208,393 required a valuation allowance. In addition we had $69,083 of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient U.S. taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved. This valuation allowance does not affect our ability and intent to utilize these assets to reduce taxes on future taxable income in the U.S. Future realization of the tax benefit from these tax assets depends on the existence of sufficient future taxable income of the appropriate character within the relevant periods and jurisdictions under the existing tax laws. We cannot assure you of the existence of such sufficient taxable income.

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

The borrower under the Revolving Facility is GrafTech Finance. The Revolving Facility is guaranteed by all of our domestic subsidiaries (other than AET) and certain of our foreign subsidiaries. Substantially all of the assets of such subsidiaries (except for the unsecured intercompany term note obligations described below) are pledged to secure obligations of GrafTech Finance as borrower under the Revolving Facility, guarantees by such subsidiaries of the Revolving Facility or intercompany loans to such guarantors under the Revolving Facility. Proceeds of borrowings under the Revolving Facility are required to be:

•	used by GrafTech Finance for its own purposes; or
•	loaned by GrafTech Finance to GTI or certain of our other domestic subsidiaries or to our Swiss subsidiary under intercompany revolving notes that are pledged to secure the Revolving Facility.

In addition, other funds loaned by GrafTech Finance to our Swiss subsidiary are generally required to be loaned under such intercompany revolving notes. Proceeds of loans to our Swiss subsidiary are required to be:

•	used by our Swiss subsidiary for its own purposes; or
•	loaned by our Swiss subsidiary to our other foreign subsidiaries.

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

The Senior Notes have been issued by GrafTech Finance, and the Debentures have been issued by GTI. Unsecured intercompany term notes in an aggregate principal amount equal to $506,887 and unsecured guarantees of those unsecured intercompany term notes by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, at December 31, 2005, the aggregate principal amount of unsecured intercompany term notes pledged to secure the Senior Notes equaled $323,026 or about 74% of the aggregate principal amount of the then outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at December 31, 2005 of $183,861, and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, are not subject to any pledge and are available to satisfy the claims of creditors (including the lenders under the Revolving Facility, the holders of the Senior Notes and, pursuant to the guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) of GrafTech Finance, as their interests may appear. The Senior Notes contain provisions restricting the pledge of those unsecured intercompany term notes to secure any debt or obligation. The foreign subsidiaries who are obligors under any of such unsecured intercompany term notes or the related guarantees are called “unsecured intercompany term note obligors” and their obligations thereunder are called “unsecured intercompany term note obligations.”

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

The Senior Notes are guaranteed by GTI, UCAR Carbon and other U.S. subsidiaries (other than AET) that collectively hold a substantial majority of our U.S. operating assets. The Debentures are guaranteed by GrafTech Finance, UCAR Carbon and other U.S. subsidiaries (other than AET) that collectively hold a substantial majority of our U.S. operating assets. The obligors (including the guarantors) under the Senior Notes and the Debentures are the same. The guarantees of the Senior Notes and the Debentures are unsecured, except the guarantee of the Senior Notes by UCAR Carbon. Each of the obligors (including guarantors) under the Senior

Notes and the Debentures is also an obligor (including a guarantor) under the Revolving Facility. The guarantee of the Senior Notes by UCAR Carbon is secured by a pledge of all of the shares of capital stock (constituting 97.5% of the outstanding shares of capital stock) of AET held by UCAR Carbon (called the “AET Pledged Stock”). While all of the AET Pledged Stock is pledged to secure the UCAR Carbon guarantee of the Senior Notes, at no time will the value of the pledged portion of the AET Pledged Stock exceed 19.99% of the principal amount of the then outstanding Senior Notes. Moreover, the pledge of the AET Pledged Stock is junior to the pledge of the same shares to secure the UCAR Carbon guarantee of the Revolving Facility.

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

Our advanced graphite materials operating subsidiary in Italy, our operating subsidiary in Russia and Carbone Savoie, AET and certain immaterial domestic and foreign operating and holding companies are neither guarantors of the Senior Notes or the unsecured intercompany term notes nor guarantors of the Debentures. At December 31, 2005, the aggregate combined book value of their assets was about $209,498. For 2005, their aggregate combined net loss was about $2,331 and their aggregate combined net cash provided by operations was about $25,854.

GrafTech Finance has made and may continue to make secured intercompany revolving loans to our Swiss subsidiary that are pledged under the Revolving Facility. At December 31, 2005, the aggregate principal amount of the intercompany revolving loan to our Swiss subsidiary was $12,758. To the extent that our Swiss subsidiary loans proceeds of such secured intercompany revolving loans to foreign subsidiaries that are not guarantors of the Revolving Facility, these loans will be secured, and guaranteed on a secured basis, by other such foreign subsidiaries and will be pledged under the Revolving Facility. Neither the Senior Notes nor the Debentures contain limitations on existing or new secured intercompany revolving loans pursuant to the Revolving Facility to domestic or foreign subsidiaries that are guarantors of the Senior Notes or unsecured intercompany term note obligors.

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

As a result, the Senior Notes and the Debentures are structurally subordinated to all existing and future debt and other obligations, including trade payables and obligations to preferred stockholders, of our subsidiaries that are neither guarantors of the Senior Notes or the Debentures, respectively, nor, in the case of the Senior Notes only, unsecured intercompany term note obligors, and the ability of the issuers and guarantors of the Senior Notes and the

Debentures to receive (and therefore the ability of the holders of the Senior Notes and the Debentures to participate in) the assets of any subsidiary upon liquidation, bankruptcy, insolvency or similar proceedings involving any such subsidiary will be subject to the claims of the holders of such debt and other obligations, including trade creditors and preferred stockholders. In addition, to the extent that the issuers and guarantors of the Senior Notes and the Debentures are creditors of any such subsidiary, whether as trade creditors, creditors under the unsecured intercompany term notes or otherwise, their rights as a creditor could be equitably subordinated to such claims. At December 31, 2005, the debt and liabilities of such subsidiaries totaled $88,465 (including intercompany trade and other miscellaneous liabilities of $54,078).

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

•

the interest rate, interest payment dates, currency of payment of principal and interest and currency in which an unsecured intercompany term note is denominated (subject to certain limitations) can be amended;

•

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

•

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

In the event of the bankruptcy or insolvency of any of the subsidiary guarantors of the Senior Notes or the Debentures or any of the unsecured intercompany term note obligors, its guarantee, unsecured intercompany term note guarantee or unsecured intercompany term note would be subject to review under relevant fraudulent conveyance, fraudulent transfer, equitable subordination and similar statutes and doctrines in a bankruptcy or insolvency proceeding or a lawsuit by or on behalf of creditors of that guarantor or obligor. Under those statutes and doctrines, if a court were to find that the guarantee or note was incurred with the intent of hindering, delaying or defrauding creditors or that the guarantor or obligor received less than a reasonably equivalent value or fair consideration for its guarantee or note and, at the time of its incurrence, the guarantor or obligor:

•	was insolvent or rendered insolvent by reason of the incurrence of its guarantee or note; or
•	was engaged in a business or transaction for which its remaining unencumbered assets constituted unreasonably small capital to carry on its business; or
•	intended to, or believed that it would, incur debts beyond its ability to pay as they matured or became due;

then the court could void or subordinate its guarantee or note.

The measure of insolvency varies depending upon the law of the jurisdiction being applied. Generally, however, a company will be considered insolvent at a particular time if the sum of its debts at that time is greater than the then fair saleable value of its assets or if the fair saleable value of its assets at the time is less than the amount that would be required to pay its probable liability on its existing debts as they become absolute and mature. At the time of incurrence, we believed that each of the guarantors and obligors was:

•	neither insolvent nor rendered insolvent by reason of the incurrence of its guarantee or note;
•	in possession of sufficient capital to run its business effectively; and
•	incurring debts within its ability to pay as the same mature or become due.

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

The unsecured intercompany term note obligors are incorporated in jurisdictions other than the U.S. and are subject to the bankruptcy and insolvency laws of such other jurisdictions. We cannot assure you that the bankruptcy and insolvency laws of such jurisdictions will be as favorable to the interests of the holders of the Debt Securities as creditors, as the laws of the U.S.

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

•

require us to maintain any financial ratios or specified levels of net worth, revenues, income, cash flow or liquidity and, therefore, does not protect holders of the Debentures in the event that we experience significant adverse changes in our financial condition or performance;

•	limit our ability to incur additional indebtedness, including indebtedness that is equal in right of payment to the Debentures;
•	restrict our ability to pledge our assets;
•	restrict our ability to pay dividends or make other payments in respect of our common stock or other securities ranking junior to the Debentures;
•	restrict our ability to make investments; or
•	restrict our ability to issue new securities.

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

Many factors may cause the market price for our common stock to decline or fluctuate, perhaps substantially, including:

•	failure of net sales, results of operations or cash flows from operations to meet the expectations of securities analysts or investors;
•	recording of additional restructuring, impairment or other charges or costs;
•	downward revisions in revenue, earnings or cash flow estimates of securities analysts;
•	downward revisions or announcements that indicate possible downward revisions in the ratings on the Senior Notes or the Debentures;
•	speculation in the press or investor perception concerning our industry or our prospects; and
•	changes in general capital market conditions.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We are involved in a securities class action litigation. Such litigation could result in substantial costs and a diversion of management’s attention and resources.

Forward Looking Statements

This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: future production and sales of steel, aluminum, electronic devices, fuel cells and other products that incorporate or that are produced using our products; future prices and sales of and demand for such products; future operational and financial performance of our businesses; strategic plans and business projects; impacts of regional and global economic conditions; interest rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal and litigation matters; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future asset sales, costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal” and similar expressions identify some of these statements.

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

53

•

the possibility of delays in or failure to achieve widespread commercialization of PEM fuel cells which use our natural graphite-based products or that manufacturers of PEM fuel cells may obtain those products from other sources;

•	the possibility of delays in expanding or failure to expand our manufacturing capacity to meet growth in demand for existing, new or improved products, if any;
•	the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others;
•	the occurrence of unanticipated events or circumstances relating to antitrust investigations, lawsuits or claims, a securities class action lawsuit or other litigation;
•

the possibility that our provision for income taxes and effective income tax rate or cash tax rate may fluctuate significantly due to changes in tax planning, profitability, estimates of future ability to use foreign tax credits, tax laws and other factors;

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
•

the possibility that our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board or other central banks, changes in fiscal policies by the U.S. and other governments, developments in the Middle East, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism;

•

the possibility that interruption in our major raw material, energy or utility supplies due to, among other things, natural disasters, process interruptions, actions by producers, and capacity limitations, may adversely affect our ability to manufacture and supply our products or result in higher costs;

•

the possibility of interruptions in production at our facilities due to, among other things, critical equipment failure, which may adversely affect our ability to manufacture and supply our products or result in higher costs;

•	the possibility that we may not complete planned asset sales for amounts or at times anticipated or at all, or that we may not achieve the earnings that we provide as guidance from time to time;
•

the possibility that the anticipated benefits from organizational and work process redesign or other system changes, including operating efficiencies, production cost savings and improved operational performance, including leveraging infrastructure for greater productivity and contributing to our continued growth, may be delayed or may not occur;

•

the possibility that our disclosure or internal controls may become inadequate because of changes in conditions or that the degree of compliance with our policies and procedures related to those controls may deteriorate or that those controls may not operate effectively and may not prevent or detect misstatements or errors;

•	the possibility that delays may occur in the financial statement closing process due to a change in our internal control environment; and
•	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.

Occurrence of any of the events or circumstances described above could also have a material adverse effect on our business, financial condition, results of operations, cash flows or the market price of our common stock, the Senior Notes or the Debentures.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

(Unless otherwise noted, all dollars are presented in thousands)

We currently operate the following facilities, which are owned or leased as indicated.

Location of Facility	Primary Use	Owned or Leased
U.S.
Parma, Ohio	Corporate Headquarters, Technology Center, Testing Facility, Pilot Plant and Advanced Flexible Graphite Manufacturing Facility	Owned
Wilmington, Delaware	Administrative Offices	Leased
Lakewood, Ohio	Flexible Graphite Manufacturing Facility and Sales Office	Owned
Clarksville, Tennessee	Sales Office and Machine Shop	Leased
Columbia, Tennessee	Carbon Electrode Manufacturing Facility and Sales Office	Owned
Lawrenceburg, Tennessee	Refractories Manufacturing Facility	Owned
Clarksburg, West Virginia	Advanced Graphite Materials Manufacturing Facility and Sales Office	Owned
Europe
Calais, France	Graphite Electrode Manufacturing Facility	Owned
Notre Dame, France	Graphite Electrode, Advanced Graphite Materials and Cathode Manufacturing Facility and Sales Office	Owned
Vénissieux, France	Cathode Manufacturing Facility and Technology Center	Owned
Caserta, Italy	Graphite Electrode Machine Shop	Owned
Malonno, Italy	Advanced Graphite Materials Machine Shop and Sales Office	Owned
Saronno, Italy	Sales Office	Leased
Moscow, Russia	Sales Office	Leased
Vyazma, Russia	Graphite Electrode Manufacturing Facility	Owned
Pamplona, Spain	Graphite Electrode Manufacturing Facility and Sales Office	Owned
Etoy, Switzerland	Sales Office and European Headquarters	Owned
Other International
Salvador Bahia, Brazil	Graphite Electrode and Cathode Manufacturing Facility	Owned
Sao Paulo, Brazil	Sales Office	Leased
Beijing, China	Sales Office	Leased
Hong Kong, China	Sales Office	Leased
Singapore	Sales Office	Leased
Monterrey, Mexico	Graphite Electrode Manufacturing Facility and Sales Office	Owned
Meyerton, South Africa	Graphite Electrode Manufacturing Facility and Sales Office	Owned

We believe that our facilities, which are of varying ages and types of construction, are in good condition, are suitable for our operations and generally provide sufficient capacity to meet our requirements for the foreseeable future. We plan to cease operations, in whole or in part, at certain of our facilities as described elsewhere in this Report.

Item 3.  Legal Proceedings

The information required by Item 3 is set forth under “Contingencies” in Note 14 to the Consolidated Financial Statements and under “Subsequent Events” in Note 20 to the Consolidated Financial Statements and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

(Unless otherwise noted, all dollars are presented in thousands)

Market Information

Our common stock is listed on the NYSE under the trading symbol “GTI.” The closing sale price of our common stock was $6.22 on December 30, 2005, the last trading day of our last fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales price per share for our common stock as reported by the NYSE.

	High	Low
2004
First Quarter	$14.95	$11.77
Second Quarter	15.50	7.97
Third Quarter	13.95	9.35
Fourth Quarter	14.03	8.14
2005
First Quarter	9.35	5.41
Second Quarter	5.73	3.21
Third Quarter	6.27	4.24
Fourth Quarter	7.14	4.86

At January 31, 2006, there were 94 record holders of common stock. We estimate that there were about 8,613 stockholders represented by nominees.

Our common stock is included in the Russell 2000 Index.

The information required by this Item 5 with respect to GTI’s Stockholder Rights Plan is set forth under “Stockholder Rights Plan” in Note 17 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

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

GTI is a holding company that derives substantially all of its cash flow from issuances of its securities and cash flows of its subsidiaries. Accordingly, GTI’s ability to pay dividends or repurchase common stock from cash flow from sources other than issuance of its securities is dependent upon the cash flows of its subsidiaries and the advance or distribution of those cash flows to GTI.

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

Fourth Quarter Unregistered Stock Issuance

On December 12, 2005, we granted 14,000 shares of restricted stock to certain employees under the 2005 Equity Incentive Plan.  The fair market value (as defined thereunder) of such shares on the date of grant was $6.99 per share. These shares vest over a three-year period, with one-third of the shares vesting on August 31, 2006, 2007 and 2008. Each grant was exempt from registration under the Securities Act of 1933 pursuant to the exemption for transactions not involving a public offering afforded by Section 4(2) of such Act.

Item 6.  Selected Financial Data

(Unless otherwise noted, all dollars are presented in thousands)

The following selected consolidated financial data at and for the years ended December 31 2001, 2002, 2003, 2004 and 2005 have been derived from our audited annual Consolidated Financial Statements, except for the data under “Other Operating Data.” The data set forth below should be read in conjunction with “Part I. Preliminary Notes-Presentation of Financial, Market and Legal Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$634,104	$595,714	$712,337	$847,701	$886,699
Income (loss) from continuing operations (a)	(89,177)	(19,313)	(25,314)	17,041	(125,180)

Basic earnings per common share:
Income (loss) from continuing operations	$(1.79)	$(0.35)	(0.38)	$0.18	$(1.28)
Income from discontinued operations	0.04	0.02	0.02	—	—

Net income (loss)	$(1.75)	$(0.33)	$(0.36)	$0.18	$(1.28)

Weighted average common shares outstanding
(in thousands)	49,720	55,942	67,981	96,548	97,689

Diluted earnings per common share:
Income (loss) from continuing operations	$(1.79)	$(0.35)	$(0.38)	$0.17	$(1.28)
Income from discontinued operations	0.04	0.02	0.02	—	—

Net income (loss)	$(1.75)	$(0.33)	(0.36)	0.17	(1.28)

Weighted average common shares outstanding
(in thousands)	49,720	55,942	67,981	98,149	97,689

Balance sheet data (at period end):
Total assets	$781,968	$847,659	$966,389	$1,067,818	$886,820
Other long-term obligations (b)	231,494	249,622	204,214	149,462	107,704
Total long-term debt	631,201	722,449	533,934	671,446	703,743

Other financial data:
Net cash provided by (used in) operating activities from continuing operations	$13,967	$(61,102)	$(26,528)	$(132,266)	$7,989
Net cash used in investing activities	(38,242)	(49,539)	(22,113)	(56,310)	(60,381)
Net cash provided by financing activities	14,599	78,525	69,133	176,606	36,184

______________________

(a)

For 2001, includes a restructuring charge of $11,466, pertaining primarily to the corporate realignment of our businesses, the relocation of our corporate headquarters, the shutdown of graphite electrode manufacturing operations in Clarksville and Columbia, Tennessee, the mothballing of graphite electrode manufacturing operations in Caserta,

Italy and the shutdown of coal calcining operations in Niagara Falls, New York. For 2001, includes an impairment charge of $80,389, primarily related to the shutdowns in Tennessee and New York, the corporate realignment of our subsidiaries, the mothballing in Italy and an impairment loss related to available-for-sale securities.

For 2002, includes a restructuring charge of $5,800, pertaining primarily to the mothballing of graphite electrode manufacturing operations in Caserta, Italy. For 2002, includes an impairment charge of $16,982, primarily related to impairment losses on long-lived carbon electrode assets in Columbia, Tennessee, on available-for-sale securities, and on our investment in our venture with Jilin Carbon Ltd. in China.

For 2003, includes a restructuring charge of $19,765, pertaining primarily to the closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce, with the remaining due to further organizational changes. For 2003, includes an impairment charge of $6,991, primarily related to the closure of the majority of the graphite electrode manufacturing operations in Caserta, Italy and a net write-off of the remaining book value of assets of our former graphite electrode manufacturing operations in Clarksville, Tennessee.

For 2004, includes a restructuring benefit of $548, pertaining primarily to a net benefit associated with the closure of our graphite electrode manufacturing operations in Caserta, Italy, offset by severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom and changes in estimates related to U.S. voluntary and selective severance programs.

For 2005, includes a restructuring charge of $9,729, pertaining primarily to a $6,100 charge associated with the rationalization of our synthetic graphite facilities, including those in Brazil, France, and Russia, a $3,194 charge associated with the closure of our graphite electrodes manufacturing operations at Caserta, Italy, a $523 charge primarily associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio, an $804 charge associated with the phase out of our graphite electrode machining operations in Clarksville, Tennessee and a $430 charge associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom, offset by a $1,322 benefit associated with a change in estimate pertaining to the closure of certain graphite electrode manufacturing operations.

For 2005, includes a $2,904 charge related to the impairment of our long-lived carbon electrode fixed assets in Columbia, Tennessee. The future estimated undiscounted cash flows expected to result from the use of these assets were below their respective carrying amounts. As a result, an impairment loss was measured as the difference between the assets’ carrying amount and fair value, which was based on current estimates of market price.

For 2005, provision for income taxes was a charge of $165,813 primarily due to a charge resulting from a net change in the total valuation allowance for 2005 of $153,079. During the 2005 year end financial accounting closing process, we determined that the timing of when we will generate sufficient U.S. taxable income to realize our U.S. deferred tax assets became less certain; therefore, we recorded valuation allowances, primarily against our net federal deferred tax assets in the U.S. of $149,734. We recorded similar valuation allowances in certain other jurisdictions in both the second and fourth quarters of 2005, which resulted in charges totaling $3,345.

(b)

Represents liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, pension and post-retirement benefits and related costs, employee severance liabilities and miscellaneous other long-term obligations.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2004
Net sales	$196,564	$213,158	$206,089	$231,890
Net income (loss) (a)	(39)	17,618	(9,402)	8,865

Basic earnings per common share:
Net income (loss) per share	-	0.18	(0.10)	0.09

Diluted earnings per common share:
Net income (loss) per share	-	0.16	(0.10)	0.09

2005

Net sales	$211,096	$220,146	$208,195	$247,263
Net income (loss) (b)	1,505	5,690	15,589	(147,964)

Basic earnings per common share:
Net income (loss) per share	0.02	0.06	0.16	(1.51)

Diluted earnings per common share:
Net income (loss) per share	0.02	0.06	0.15	(1.51)

________________

(a)	The 2004 first quarter includes a $1,005 restructuring charge, primarily associated with changes in estimates for the U.S. voluntary and selective severance program.

The 2004 second quarter includes a $2,875 restructuring charge, primarily associated with the completion of severance agreements for approximately two-thirds of the employees terminated in connection with closure of our graphite electrode manufacturing operations in Caserta, Italy.

The 2004 third quarter includes a net restructuring benefit of $2,603, primarily due to a $3,484 reduction in restructuring cost estimates associated with the closure of our graphite electrode manufacturing operations in Caserta, Italy, partially offset by a $881 charge relating primarily to severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom.

The 2004 fourth quarter includes a net restructuring benefit of $1,825, primarily associated with changes in estimates related to U.S. voluntary and selective severance programs and the closure of our graphite electrode manufacturing operations in Caserta, Italy.

(b)	The 2005 first quarter includes a $363 restructuring charge, primarily pertaining to the closure of our advanced graphite machining operations in Sheffield, United Kingdom.

The 2005 second quarter and 2005 third quarter include nominal restructuring charges or benefits.

The 2005 fourth quarter includes a restructuring charge of $9,335, pertaining primarily to a $6,100 charge associated with the rationalization of our synthetic graphite facilities, including those in Brazil, France, and Russia, a $3,327 charge associated with the closure of our graphite electrode manufacturing operations at Caserta, Italy, a $604 charge primarily associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio, and a $626 charge associated with the phase out of our graphite electrode machining operations in Clarksville, Tennessee, offset by a $1,322 benefit associated with a change in estimate pertaining to the closure of certain graphite electrode manufacturing operations.

The 2005 fourth quarter also includes a $2,904 charge related to the impairment of our long-lived carbon electrode fixed assets in Columbia, Tennessee. The future estimated undiscounted cash flows expected to result from the use of these assets were below their respective carrying amounts. As a result, an impairment loss was measured as the difference between the assets’ carrying amount and fair value, which was based on current estimates of market price.

The 2005 fourth quarter provision for income taxes was a charge of $157,337 primarily due to a charge resulting from a net change in the total valuation allowance for 2005 of $153,079. During the 2005 year end financial accounting closing process, we determined that the timing of when we will generate sufficient U.S. taxable income to realize our U.S. deferred tax assets became less certain; therefore, we recorded a valuation allowance, primarily against our net federal deferred tax assets in the U.S., of $149,734. We recorded similar valuation allowances in certain other jurisdictions in the fourth quarter of 2005.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unless otherwise noted, all dollars are presented in thousands)

General

We have six major product categories: graphite electrodes, cathodes, carbon electrodes, carbon refractories, advanced graphite materials and natural graphite, the results of which are reported in the following segments:

•

Synthetic graphite, which primarily serves the steel, aluminum, transportation and semiconductor industries and includes graphite electrodes, cathodes and advanced graphite materials and related services. We have a strategic alliance in the cathode business with Alcan/Pechiney, one of the world’s largest aluminum producers, which is a 30% owner of our cathode subsidiary, Carbone Savoie.

•

Other, which includes carbon electrodes, refractories and natural graphite. Our natural graphite activities, which are conducted by AET, primarily serve the electronics, automotive, petrochemical and power generation industries and include advanced flexible graphite and flexible graphite solutions and related services. We have a strategic alliance in the natural graphite business with Ballard Power Systems, the world’s recognized leader in PEM fuel cells. Ballard Power Systems became a strategic investor in AET in June 2001, by investing $5 million in shares of Ballard Power Systems common stock for a 2.5% equity ownership interest in AET. Our other carbon product activities serve the silicon metal, steel and ferro-alloy industries.

Reference is made to the information under “Part I” for background information on our businesses, industry and related matters.

Global Economic Conditions and Outlook

We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate.

2003. Over the three years prior to the 2003 first half, we faced extremely challenging business and industry conditions. Adverse global and regional economic conditions negatively impacted many of the end markets for our products. Many of the customers in these markets reduced production levels, became less creditworthy, filed for bankruptcy protection or were acquired as part of consolidation trends within their industries. In addition, for most of this period, industry-wide capacity for most of our products exceeded demand. Such factors reduced demand and prices for products sold by us.

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

2004. Global and regional economic conditions continued to strengthen throughout 2004 and steel demand and production remained strong. We estimate that worldwide steel production was about 1.05 billion metric tons in 2004, about 9% higher than in 2003. We estimate that electric arc furnace steel production increased 6% in 2004 to 324 million metric tons.

Worldwide graphite electrode demand increased to approximately 1 million metric tons driven by increased steel production and, in particular, EAF steel production. Graphite electrode supply remained tight for graphite electrodes used in EAF melter applications. Graphite electrode prices for the EAF melter segment increased over the course of 2004.

We believe that the graphite electrode industry manufacturing capacity utilization rate was about 96% in 2004. We operated our graphite electrode manufacturing capacity at virtually maximum operating levels throughout 2004.

We estimate that worldwide aluminum production was about 29.8 million metric tons in 2004, about 7% higher than in 2003. Demand for cathodes increased slightly in 2004 as compared to 2003, primarily due to the construction of new aluminum smelting furnaces, offset by delays in relines of existing furnaces as a result of longer pot life from technology improvements. Consolidation of aluminum companies, including Alcan’s acquisition of Pechiney, also delayed the start of known new smelter projects. We believe that, in 2004, there was an excess supply of cathodes, on a worldwide basis.

Demand for carbon refractories strengthened consistent with growth in integrated steel production in 2004 and related increases in blast furnace lining refurbishments and, to a lesser extent, new blast furnace construction. Demand for carbon electrodes strengthened consistent with increases in production of silicon metal.

Demand for our advanced graphite materials strengthened in 2004 as compared to 2003, consistent with increased production by the customers we serve in the semiconductor, electronics, energy and transportation industries.

Throughout 2004, we experienced upward pressure on most of our raw material costs, including freight, energy and petroleum-based raw materials. These cost increases impacted almost all of our product lines. We believe these cost increases were experienced industry-wide.

Demand for thermal management solutions in smaller, more powerful electronic devices continued to grow rapidly in 2004. Our ETM solutions are enabling some of the most advanced, thinnest and lightest products being sold today. These devices include, among others, plasma display panels, liquid crystal displays, ultra-lightweight laptops and cell phones. Sales of our ETM products grew significantly to $11,585 in 2004 as compared to $2,393 in 2003.

2005. Graphite electrode demand is primarily linked with the global production of steel in electric arc furnaces and, to a lesser extent, with the total production of steel and certain other metals. This production is linked to global and regional economic conditions. Overall, global and regional economic conditions remained relatively stable in 2005. We estimate that worldwide steel production was about 1.13 billion metric tons in 2005, about an 8% increase as compared to 2004. China’s steel production, however, grew almost 25% in 2005 and represented the single largest contributor to the growth in global steel demand. Although approximately 88% of Chinese steel production is blast oxygen furnace steel production, China is also the growth leader for new EAF steel production. Overall, EAF steel production capacity continued to grow, primarily driven by new EAF furnaces in China, and to a lesser extent, in Russia, the Middle East and North America. This contributed to a more favorable global pricing environment in 2005.

Notwithstanding the growth in worldwide steel production, the steel industry in most of our major markets operated at lower operating rates in 2005. We believe that these lower operating rates resulted in a reduction of steel inventories in the U.S. and, to a lesser extent, in other regions of the world.

Our venture with Alcan/Pechiney, which is a 30% owner of our cathode business and which purchases cathodes from us under requirements contracts that remain in effect through 2006, continues to position us as the leading supplier of cathodes to the aluminum industry.

Our refractories business is linked primarily to construction and refurbishment of blast furnaces in the integrated segment of the global steel industry and, to a lesser extent, submerged arc furnaces in the ferroalloy industry. We have benefited from the growth of steel production in China through 2005, and have expanded our global sales to large markets such as India and Russia as well as several smaller markets.

Excluding China, carbon electrode demand in 2005 was essentially the same as in 2004. In 2005, certain silicon metal producers (who are the primary carbon electrode consumers) announced plans to idle capacity. We expect growth in China to continue to replace idle capacity elsewhere, leaving overall demand relatively flat in the near future. Carbon electrode average selling prices in 2005 remained at 2004 levels.

Demand for our advanced graphite materials increased in 2005 as compared to 2004. The increases were mainly in the energy related markets, including solar, silicon and oil and gas exploration, and defense and transportation industries. We operated our advanced graphite materials capacity at very high levels in 2005.

Demand for thermal management solutions in smaller, thinner, more powerful electronic devices continued to grow rapidly in 2005. Our ETM solutions are enabling some of the most advanced, thinnest and lightest products being sold today. These devices include, among others, flat panel displays, plasma and liquid crystal display (LCD), ultra-lightweight laptops, cell phones, and LED lighting applications. The flat panel display market is expected to grow from 27 million units (15% of the TV market) to 75 million units (40%) by 2008. Sales of our ETM products grew significantly, to about $19 million in 2005 as compared to about $12 million in 2004.

Throughout 2005, we continued to experience upward pressure on most of our raw material costs, including freight, energy and petroleum based materials. These cost increases impacted almost all of our product lines.

Outlook.  Global and regional economic conditions are expected to remain relatively stable in 2006, with global EAF steel production growth of approximately 3%. We estimate that worldwide total steel production will increase to about 1.17 billion metric tons in 2006, about 4% higher than in 2005.

Worldwide graphite electrode demand is also expected to remain stable in 2006. We expect demand growth of approximately 2%, driven primarily by new EAF product capacity and higher EAF operating rates.

We expect net sales of graphite electrodes to increase approximately 15% in 2006. We expect graphite electrode sales volume to be approximately 210,000 to 215,000 metric tons, depending on market conditions. We expect upward pressure on most of our raw material costs, including freight, energy and petroleum-based raw materials. These cost increases will impact almost all of our product lines. We believe our graphite electrode production costs will increase approximately 10% to 12% in 2006 as compared to 2005.

We estimate that worldwide production of aluminum will increase in 2006 by about 2% – 3% over 2005. We expect demand for cathodes in 2006 to increase as compared to 2005, primarily due to the construction of new aluminum smelting furnaces and increased demand for relining, or expansion, of existing smelters. We believe that, in 2006, there will be an excess supply of cathodes, on a worldwide basis.

In 2006, we believe that the overall demand for advanced graphite materials will remain at a high level, resulting from continued strength in the energy markets and defense and transportation industries.

In 2006, we expect continued strong demand for our carbon refractories. The integrated steel industry is expected to remain strong through 2006, with growth continuing in China, India, and Brazil. A number of large expansion projects are known to be in the planning, engineering, and early construction phases. In addition, the Chinese government has announced its intention to close all small, inefficient blast furnaces, which we believe will require significant replacement capacity in the coming years.

For 2006, we expect net sales of ETM products of about $30 million. We continue to see the need for efficient thermal management in electronic devices as a major challenge for manufacturers. The move toward increased functionality and convergence is creating the need for larger amounts of memory in devices, larger color displays in portable devices, wireless and increased speed of data transmission, all resulting in significant thermal management issues. As a result, our ETM materials and solutions address these challenges and at the same time enable device manufacturers to capitalize on these growing trends in a more cost efficient manner.

Our outlook could be significantly impacted by, among other things, factors described under “Item 1A – Risk Factors” and “Item 1A – Forward Looking Statements” in this Report.

Financing Transactions

During 2004, we repurchased Senior Notes for cash or in exchange for shares of our common stock. See Note 5 to the Consolidated Financial Statement for more detailed information.

On January 22, 2004, we completed an offering of $225,000 aggregate principal amount of Debentures at a price of 100% of principal amount. The net proceeds from the offering were approximately $218,812. We used the net proceeds to repay the remaining $21,398 of term loans outstanding under the Senior Facilities, to make provisional payments of $74,064 against the fine (the “EU antitrust fine”) that was assessed against us in 2001 by the Directorate General IV of the European Communities (the “EU Competition Authority”), and to fund general corporate purposes, including replacement of financing previously provided by factoring of accounts receivable and strategic acquisitions that are complementary to our businesses. The balance was invested in short-term, investment quality, interest-bearing securities or deposits.

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

Antitrust Litigation Against Us

In 1997, the DOJ and the EU Competition Authority commenced investigations into alleged violations of the antitrust laws in connection with the sale of graphite electrodes. The antitrust authorities in Canada, Japan and Korea subsequently began similar investigations. The EU Competition Authority also commenced an investigation into alleged antitrust violations in connection with the sale of specialty graphite. These antitrust investigations have been resolved. Several of the investigations resulted in the imposition of fines against us. These fines, or payments in accordance with a payment schedule in the case of the DOJ antitrust fine, have been timely paid.

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

Other Proceedings Against Us

On March 1, 2006, the Company was served with a complaint commencing a securities class action in the United States District Court for the District of Delaware. The complaint alleges that GTI and certain of our executive officers violated federal securities law by making false statements or failing to disclose adverse facts about us in, or in relation to, a press release issued by us on November 3, 2005. Our analysis and investigation relating to this lawsuit is in its earliest stages, and, as a result, we are not able to assess the likelihood of loss, if any, or the amount thereof. We have not yet filed a response to the complaint. We intend to vigorously defend against this lawsuit.

We are involved in various other investigations, lawsuits, claims and other legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows.

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. Claims accrued but not yet paid amounted to $646 at December 31, 2004 and $610 at December 31, 2005. The following table presents the activity in this accrual for 2005:

Balance at December 31, 2004	$646
Product warranty charges	2,402
Payments and settlements	(2,438)

Balance at December 31, 2005	$610

Realizability of Net Deferred Tax Assets and Valuation Allowances

At December 31, 2005, we had $248,022 of gross deferred income tax assets, of which $208,393 required a valuation allowance. In addition, we had $69,083 of gross deferred income tax liabilities. Deferred income tax assets and liabilities are classified on a net current and net non-current basis for each tax jurisdiction.

              The net change in gross deferred income tax assets for 2005 was an increase of $37,962, of which $27,447 was recorded in the fourth quarter with a full valuation allowance. The net change in the total valuation allowance for 2005 was a increase of $185,204. During the 2005 year end financial accounting closing process, we determined that the timing of when we will generate sufficient U.S. taxable income to realize our U.S. deferred tax assets became less certain. Accordingly, during the fourth quarter of 2005, we recorded a valuation allowance of $149,734 against deferred tax assets in the U.S. and $1,722 in certain non-U.S. jurisdictions, which resulted in a total net charge of $151,456. Until we determine that it is more likely than not that we will generate sufficient U.S. taxable income to realize our deferred income tax assets, income tax benefits in each current period will be full reserved. This adjustment does not affect our ability and intent to utilize the deferred income tax assets as we generate sufficient future profitability in the U.S.

We are executing current strategies, and developing future strategies, to improve sales, reduce costs and improve our capital structure in order to improve U.S. taxable income to a level sufficient to fully realize these benefits in future years. The current U.S. tax attributes, if utilized, will allow us to significantly reduce our cash tax obligations in the U.S. We currently expect our overall 2006 book tax rate to be 37% to 40% and our overall 2006 cash tax rate to be 32% to 35%.

Customer Base

We are a global company and serve all major geographic markets. Sales of our products to customers outside the U.S. accounted for about 76% of our net sales in 2003, 76% of our net sales in 2004 and 70% of our net sales in 2005. In 2005, four of our ten largest customers were based in Europe, three were in the U.S. and one was in each of Brazil, Canada, and Korea.

In 2005, three of our ten largest customers were purchasers of non-graphite electrode products. No single customer or group of affiliated customers accounted for more than 5% of our net sales in 2005.

Results of Operations

Financial information discussed below omits our non-strategic composite tooling business that was sold in June 2003 and has been accounted for as discontinued operations. The results of our discontinued operations were not material to our consolidated results of operations.

2004 Compared to 2003.

Consolidated. Net sales of $847,701 in 2004 represented a $135,364, or 19%, increase from net sales of $712,337 in 2003 primarily due to higher net sales of graphite electrodes, which increased $90,721, primarily due to higher sales volume and higher average graphite electrode sales revenue per metric ton. Higher sales volumes of carbon refractory products resulted in an increase of $14,057 while higher electronic thermal management sales resulted in an increase of $9,192. The remaining $21,394 increase in net sales occurred almost equally within advanced graphite materials and cathodes.

Cost of sales of $638,186 in 2004 represented a $93,990, or 17%, increase from cost of sales of $544,196 in 2003. Cost of sales increased $56,869 due to higher sales volumes and the impact of a less favorable product sales mix, $25,497 due to the net unfavorable impacts of currency exchange rate changes, $16,003 due to higher operating costs and $4,964 primarily due to increased electronic thermal management sales, partially offset by $9,343 of improvements of productivity throughout our manufacturing network.

Gross profit of $209,515 in 2004 represented a $41,374, or 25%, increase from gross profit of $168,141 in 2003. Gross margin increased to 24.7% of net sales in 2004 from 23.6% of net sales in 2003. See below for further details regarding such changes.

Selling, administrative and other expenses increased $3,823 from $85,546 in 2003 to $89,369 in 2004. The increase was due to investments to improve global business processes, primarily new global information systems and Sarbanes-Oxley compliance efforts. These changes in business processes resulted in higher costs of $5,000. In addition, we incurred higher selling expenses of $3,000 in 2004 as a result of higher net sales. The net unfavorable impact of changes in currency exchange rates increased costs by $2,000. These higher costs were partially offset by $8,000 of lower employee benefit costs consisting primarily of lower variable compensation expenses and, to a lesser extent, lower post retirement expense. Other costs which increased selling, administrative and other expenses were individually insignificant.

Research and development expenses decreased $2,370 from $10,410 in 2003 to $8,040 in 2004. The decrease was primarily due to both higher benefits from external funding proceeds from grants awarded to us in 2004 by the State of Ohio to support fuel cell development programs and lower net costs due to our 2003 voluntary severance programs and workforce attrition. These personnel reductions are net of increases in research and development resources dedicated to electronic thermal management development activities.

Other (income) expense, net, was expense of $21,189 in 2004 as compared to income of $12,060 in 2003. The net increase in expense of $33,249 was primarily due to the following:

•	losses due to changes in currency exchange rates, primarily associated with Euro-denominated intercompany loans, increasing $33,622 for 2004 as compared to 2003;
•	losses attributable to a reduction of Senior Notes outstanding (due to debt for equity exchanges and repurchases), increasing $8,166 for 2004 as compared to 2003;

•	expenses pertaining to legal, environmental and other related costs increasing $5,840 for 2004 as compared to 2003; offset by
•	losses on foreign currency exchange rate contract, decreasing $6,244 for 2004 as compared to 2003;
•	charges for employee benefit curtailment and other costs, decreasing $3,686 for 2004 as compared to 2003; and
•	other costs, net, decreasing $4,449 in 2004 as compared to 2003.

In 2003, we recorded a net restructuring charge of $19,765, consisting of an $11,266 charge associated with the closure and settlement with certain of our U.S pension plans, with the remaining primarily due to further organizational changes.

In 2004, we recorded a net restructuring benefit of $548, comprised primarily of the following:

•

a $2,473 net benefit associated with the closure of our graphite electrode manufacturing operations in Caserta, Italy (consisting of a reduction in cost estimate, partially offset by the completion of further severance agreements for employees terminated in connection with the closure), offset by

•	a $1,329 charge relating primarily to severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom; and
•	a $596 charge associated primarily with changes in estimates related to U.S. voluntary and selective severance programs.

The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets. The following table summarizes activity relating to the accrual:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)

Balance at January 1, 2003	$2,441	$11,543	$13,984

Restructuring charges	19,044	721	19,765
Payments and settlements, including non-cash items of $721	(2,763)	(3,650)	(6,413)
Effect of change in currency exchange rates	531	796	1,327

Balance at December 31, 2003	$19,253	$9,410	$28,663

Restructuring charges	4,321	985	5,306
Change in estimates	—	(5,854)	(5,854)

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
Payments and settlements, including non-cash items of $2,814	(18,367)	(1,300)	(19,667)
Effect of change in currency exchange rates	340	64	404

Balance at December 31, 2004	$5,547	$3,305	$8,852

In 2003, we recorded impairment charges of $6,991. Such charges consisted of $5,370 pertaining primarily to write-off of the remaining fixed assets in connection with the closure of our graphite electrode manufacturing operation in Caserta, Italy and $1,621 pertaining primarily to the net write-off of the remaining book value of assets of our former graphite electrode manufacturing operations in Clarksville, Tennessee.

We recorded a $32,073 charge in 2003 relating to the EU antitrust fine.

We recorded a $1,262 charge for additional potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims in the 2004 first quarter. This charge was offset by a gain due to the refund of €10 million ($12,163 based on currency exchange rates then in effect) that we received from the EU Competition Authority as a result of the reduction of the EU antitrust fine to €42 million, plus accrued interest of a €7.7 million (which was calculated at a rate of 8.04% per annum), an aggregate of about $59 million at currency exchange rates in effect at the time the decision on our appeal thereof was issued.

The following table presents an analysis of interest expense:

	For the Year Ended December 31,
	2003	2004
	(Dollars in thousands)
Interest incurred on debt	$62,351	$49,808
Interest rate swap benefit	(13,022)	(10,092)
Amortization of fair value adjustments for terminated hedge instruments	(2,222)	(2,468)
Accelerated amortization of fair value adjustments for terminated
hedge instruments due to reduction of Senior Notes	(5,734)	(4,746)
Amortization of debt issuance costs	3,148	4,834
Interest on DOJ antitrust fine, including imputed interest	955	710
Amortization of premium on Senior Notes	(687)	(243)
Amortization of discount on Debentures	–	867
Interest incurred on other items	352	508

Interest expense	$45,141	$39,178

Average total debt outstanding was $675,553 in 2004 as compared to $696,723 in 2003. The average annual interest rate was 5.5% in 2004 as compared to 7.1% in 2003. These average annual rates include the benefits of our interest rate swaps, but exclude imputed interest on the DOJ antitrust fine, the amortization of the effective discount on the debentures, the amortization of the net proceeds from the sale of swaps and the acceleration of the amortization of gains realized from the sale of interest rate swaps due to the early extinguishment of debt from our exchange of common stock for, and repurchases of, Senior Notes outstanding.

We recorded interest income in 2004 of $1,161 primarily attributable to interest earned on cash proceeds from the issuance and sale of the Debentures.

Provision for income taxes was a charge of $46,310 in 2004 as compared to a charge of $4,695 in 2003. The effective income tax rate was 72% in 2004. The higher effective income tax rate was primarily due to the implementation of a standard tax election known as “Check-the-Box” (the “2004 special tax election”) that accelerated $215,177 of taxable income in the U.S. that resulted in the utilization of approximately $26,219 in deferred tax assets, of which approximately $19,969 were existing foreign tax credits. This resulted in tax expense that was $26,219 higher in 2004 than if we had not made this election. The effective rate in 2004 was also impacted by a benefit from the EU Competition Authority refund, which was non-taxable in the U.S., and by nondeductible expenses associated with certain restructuring charges. The effective income tax rate was not meaningful in 2003 because we incurred income tax expense of $4,695, even though we recognized a loss from continuing operations of $19,374, primarily due to tax expense of $8,362 associated with nondeductible antitrust related charges and an additional $4,989 from adjustments increasing the deferred tax asset valuation allowance. The effective income tax rate was 36% in 2004 and 40% in 2003, in each case excluding the impact of restructuring charges, antitrust charges or benefits, and the tax expense resulting from the 2004 special tax election.

During 2003, we recorded a $561 gain from the sale of our non-strategic composite tooling business. The discontinued business recorded a net income from operations of $476 in 2003.

As a result of the matters described above, net income was $17,041 in 2004 as compared to net loss of $24,277 in 2003.

Synthetic Graphite. Net sales of $752,436 in 2004 represented a $112,308, or 18%, increase from net sales of $640,128 in 2003, primarily due to higher sales volume of graphite electrodes and higher average graphite electrode sales revenue per metric ton.

Volume of graphite electrodes sold was 222,000 metric tons in 2004 as compared to 200,500 metric tons in 2003. The higher volume of graphite electrodes sold represented an increase of $50,668 in net sales. Average sales revenue per metric ton of graphite electrodes in 2004 was $2,515 per metric ton as compared to $2,344 per metric ton in 2003. The higher average sales revenue per metric ton represented an increase of $48,033 in net sales, approximately one-third of which was due to the positive impact of net changes in currency exchange rates. Such increases were partially offset by a decrease in net sales of $7,981 due primarily to changes in product and geographical mix.

The remaining $21,843 increase in net sales in the synthetic graphite segment occurred almost equally within advanced graphite materials and cathodes. Advanced graphite materials sales increased primarily due to the strengthening in the semiconductor, electronics, energy and transportation markets. Higher volumes of products sold increased net sales by $4,910 while improved pricing increased net sales by $1,497. Remaining increases were due to net favorable impacts of currency exchange rate changes. Cathode net sales increased primarily due to $9,191 net favorable impacts of currency exchange rate changes and $6,992 due to a favorable change in product mix, offset by negative pricing impacts.

Cost of sales of $565,583 in 2004 represented a $76,453, or 16%, increase from cost of sales of $489,130 in 2003. Cost of sales increased $44,861 due to higher sales volumes and the impact of a less favorable product sales mix, $25,497 due to the net unfavorable impacts of currency exchange rate changes and $15,830 due to higher operating costs, partially offset by $9,343 of improvements in productivity throughout our manufacturing network and $393 of improvements in other costs.

As a result, gross profit in 2004 was $186,854, 24% or $35,856 higher than in 2003. Gross margin was 24.8% of net sales in 2004, while gross margin was 23.6% of net sales in 2003.

Other. Net sales of $95,265 in 2004 represented a $23,056, or 32%, increase from net sales of $72,209 in 2003. Refractory product sales increased $14,057 primarily due to higher sales volumes. Remaining increases of $8,999 were due primarily to higher electronic thermal management sales, offset by decreases in sales of other products.

Cost of sales of $72,604 in 2004 represented a $17,538, or 32%, increase from cost of sales of $55,066 in 2003. Increases of $13,065 were primarily due to higher sales volumes of carbon refractory products and upward pressure on energy and raw material costs in both refractories and carbon electrodes. Remaining increases were primarily due to increased electronic thermal management sales.

As a result, gross profit in 2004 was $22,661, 32% or $5,518 higher than in 2003. Gross margin was 24.7% of net sales in 2004, while gross margin was 23.7% of net sales in 2003.

2005 Compared to 2004.

Consolidated. Net sales of $886,699 in 2005 represented a $38,998, or 5%, increase from net sales of $847,701 in 2004. Net sales of graphite electrodes increased $14,162 primarily due to higher average graphite electrode sales revenue per metric ton, offset by lower sales volumes and a less favorable product sales mix. Advanced graphite materials net sales increased $9,326 due primarily to higher sales volumes and improved pricing. Net sales of cathodes increased $8,224 due to higher sales volumes along with a more favorable product sales mix, offset by negative pricing impacts. Net sales of natural graphite increased $4,556 primarily due to an increase in ETM net sales, partially offset by decreases in sales of other natural graphite products. Remaining increases in net sales were primarily due to an increase in net sales of carbon electrodes, primarily driven by increased volumes.

Cost of sales of $654,342 in 2005 represented a $16,156, or 3%, increase from cost of sales of $638,186 in 2004. Cost of sales increased $33,679 due to higher operating costs, $2,992 due to a less favorable product sales mix, $7,265 due to the net unfavorable impacts of currency exchange rates and $2,716 due to other costs, partially offset by a decrease of $30,496 due to lower sales volumes.

Gross profit of $232,357 in 2005 represented a $22,842, or 11%, increase from gross profit of $209,515 in 2004. Gross margin increased to 26.2% of net sales in 2005 from 24.7% of net sales in 2004. See below for further details regarding such changes.

Selling, administrative and other expenses increased $11,070, or 12%, from $89,369 in 2004 to $100,439 in 2005. The increase was primarily due to higher selling expenses of approximately $2,320 associated with higher net sales, increased employee compensation costs of approximately $4,425 ($1,814 of which was associated with restricted stock grants), an increase in third party professional fees of $1,718 and $2,607 of other costs.

Research and development expenses increased $1,397, or 17%, from $8,040 in 2004 to $9,437 in 2005, with the increase primarily due to increased headcount to support growth in our ETM products and services.

Other (income) expense, net, was expense of $18,020 in 2005 as compared to expense of $21,189 in 2004. The net decrease in expense of $3,169 was primarily due to the following:

•	losses of $8,782 attributable to a reduction of Senior Notes outstanding (due to debt for equity exchanges and repurchases) occurred in 2004;
•	expenses pertaining to legal, environmental and other related costs decreased $5,696 in 2005 as compared to 2004;
•	non-income tax charges decreased $3,395 for 2005 as compared to 2004;
•	benefits pertaining to foreign currency exchange rate contracts of $1,674 as gains were recognized in 2005 as compared to losses in 2004;
•	a decrease in fair value adjustment losses on interest rate caps of $3,300 for 2005 as compared to 2004; and
•	the net decrease in other costs of $3,717; offset by
•	losses due to changes in currency exchange rates, primarily associated with Euro-denominated intercompany loans, increasing $23,395 for 2005 as compared to 2004.

In 2004, we recorded a net restructuring charge of $548, comprised primarily of the following:

75

•

a $2,473 net benefit associated with the closure of our graphite electrode manufacturing operations in Caserta, Italy (consisting of a reduction in cost estimate, partially offset by the completion of further severance agreements for employees terminated in connection with the closure); offset by

•	a $1,329 charge relating primarily to severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom; and
•	a $596 charge associated primarily with changes in estimates related to U.S. voluntary and selective severance programs.

In 2005, we recorded a net restructuring charge of $9,729, comprised primarily of the following:

•	a $6,100 charge associated with the rationalization of our synthetic graphite facilities, including those in Brazil, France, and Russia;
•	a $3,194 charge associated with the closure of our graphite electrode manufacturing operations at Caserta, Italy;
•	a $523 charge primarily associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio;
•

an $804 charge associated with the phase out of our graphite electrode machining operations in Clarksville, Tennessee, scheduled for completion in the third quarter of 2006, and the closure of our administrative offices in Clarksville, scheduled for completion at the end of the first quarter of 2006; and

•	a $430 charge associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom; offset by
•	a $1,322 benefit associated with a change in estimate pertaining to the closure of certain graphite electrode manufacturing operations.

We expect to record additional charges of approximately $7 million in 2006 and $2 million in 2007 related to such initiatives. Additionally, in the first quarter of 2006, we announced plans to shut down carbon electrode production operations at our Columbia, Tennessee manufacturing facility. This plan is expected to be completed by the end of the first quarter of 2007. We expect to record total charges of approximately $5 million throughout 2006 and 2007 related to such shut down.

As a result of the rationalization of our synthetic graphite facilities, we expect to achieve both operating efficiencies and production cost savings. The restructuring of our graphite electrode facilities is aimed at improving our operating performance, including leveraging our infrastructure for greater productivity and contributing to our continued growth. We anticipate annualized cost savings between $20 million and $22 million, with the full benefit of such savings expected to be realized in 2007 and beyond.

The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets. The following table summarizes activity relating to the accrual:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)

Balance at January 1, 2004	$19,253	$9,410	$28,663

Restructuring charges	4,321	985	5,306
Change in estimates	—	(5,854)	(5,854)
Payments and settlements, including non-cash items of $2,814	(18,367)	(1,300)	(19,667)
Effect of change in currency exchange rates	340	64	404

Balance at December 31, 2004	5,547	3,305	8,852

Restructuring charges	10,880	474	11,354
Change in estimates	(260)	(1,365)	(1,625)
Payments and settlements, majority of which are cash payments	(4,999)	(1,671)	(6,670)
Effect of change in currency exchange rates	(435)	51	(384)

Balance at December 31, 2005	$10,733	$794	$11,527

At December 31, 2005, the outstanding balance of our restructuring reserve was $11,527. We expect the majority of the remaining payments to be paid by the end of 2007. The components of the balance at December 31, 2005 consisted primarily of:

Synthetic Graphite:

•	$6,044 related to the rationalization of our synthetic graphite facilities, including Brazil, France, and Russia;
•	$3,897 related to the closure of our graphite electrode manufacturing operations in Caserta, Italy; and
•	$700 related to the phase out of our graphite electrode machining operations in Clarksville, Tennessee.

Other Segment and Corporate:

•	$794 related primarily to remaining lease payments on our former corporate headquarters; and

•	$92 related to the relocation of our corporate headquarters from Wilmington, Delaware to our research & development center in Parma, Ohio.

In 2005, we recorded a $2,904 charge related to the impairment of our long-lived carbon electrode fixed assets in Columbia, Tennessee as a result of our 2005 fourth quarter review of our carbon electrode forecasts. The future estimated undiscounted cash flows expected to result from the use of these assets were below their respective carrying amounts. As a result, an impairment loss was measured as the difference between the assets’ carrying amount and fair value, which was based on current estimates of market price.

We recorded a $1,262 charge for additional potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims in the 2004 first quarter. This charge was offset by a gain due to the refund of €10 million ($12,163 based on currency exchange rates then in effect) that we received from the EU Competition Authority as a result of the reduction of the EU antitrust fine to €42 million, plus accrued interest of a €7.7 million (which was calculated at a rate of 8.04% per annum), an aggregate of about $59 million at currency exchange rates in effect at the time the decision on our appeal thereof was issued.

The following table presents an analysis of interest expense:

	For the Year Ended December 31,
	2004	2005
	(Dollars in thousands)
Interest incurred on debt	$49,808	$50,984
Interest rate swap benefit	(10,092)	(1,633)
Amortization of fair value adjustments for terminated hedge instruments	(2,468)	(1,744)
Accelerated amortization of fair value adjustments for terminated
hedge instruments due to reduction of Senior Notes	(4,746)	—
Amortization of debt issuance costs	4,834	3,569
Interest on DOJ antitrust fine	710	507
Amortization of premium on Senior Notes	(243)	(162)
Amortization of discount on Debentures	867	885
Interest incurred on other items	508	310

Interest expense	$39,178	$52,716

Average total debt outstanding was $675,553 in 2004 as compared to $708,791in 2005. The average annual interest rate was 5.5% in 2004 as compared to 6.9% in 2005. These average rates represent the average rates on total debt outstanding and include the benefits, if any, of our interest rate swaps.

We recorded interest income in 2004 of $1,161 primarily attributable to interest earned on cash proceeds from the issuance and sale of the Debentures. We recorded interest income in 2005 of $1,200 primarily attributable to interest earned on prepayments made to the government.

Provision for income taxes was a charge of $165,813 in 2005 as compared to a charge of $46,310 in 2004. The effective income tax rate was approximately 411% in 2005. The higher effective income tax rate was primarily due to a charge resulting from a net change in the total valuation allowance for 2005 of $153,079. During the 2005 year-end financial accounting closing process, we determined that the timing of when we will generate sufficient U.S. taxable income to realize our U.S. deferred tax assets became less certain; therefore, we recorded a valuation allowance, primarily against our net federal deferred tax assets in the U.S., of $149,734. We recorded similar valuation allowances in certain other jurisdictions in both the second and fourth quarters of 2005, which resulted in charges totaling $3,345.

The effective income tax rate was 72% in 2004. The higher effective income tax rate was primarily due to the implementation of the 2004 special tax election that accelerated approximately $215,177 of taxable income in the U.S. that resulted in the utilization of approximately $26,219 in deferred tax assets, of which approximately $19,969 were existing foreign tax credits, and $6,250 of net operating loss carryforward. The effective rate in 2004 was also impacted by a benefit from the EU Competition Authority refund, which was non-taxable in the U.S., and by nondeductible expenses associated with certain restructuring charges.

Excluding the change in valuation allowances, impact of restructuring charges and the tax expense resulting from the 2004 special tax election, the 2005 effective tax rate was 38%. Excluding the impact of restructuring charges, the tax expense resulting from the 2004 special tax election and the antitrust benefits, the 2004 effective tax rate was 36%.

As a result of the matters described above, our net loss was $125,180 in 2005 as compared to net income of $17,041 in 2004.

Synthetic Graphite. Net sales of $784,148 in 2005 represented a $31,712, or 4%, increase from net sales of $752,436 in 2004.

Net sales of graphite electrodes increased $14,162 primarily due to higher average graphite electrode sales revenue per metric ton, offset by lower sales volumes and a less favorable product sales mix. The average sales revenue per metric ton of graphite electrodes in 2005 was $2,846 per metric ton as compared to the average in 2004 of $2,515 per metric ton. The higher average sales revenue per metric ton represented an increase of $87,165 in net sales, including the net unfavorable impact of changes in currency exchange rates. Volume of graphite electrodes sold was 201,300 metric tons in 2005 as compared to 222,000 metric tons in 2004. The lower volumes of graphite electrodes sold represented a decrease of $52,780 in net sales and resulted primarily from pricing initiatives. The effect of a less favorable product sales mix decreased net sales $15,999. Other decreases in net sales amounted to $4,224.

Advanced graphite materials net sales increased $9,326 due primarily to higher sales volumes, which increased net sales $5,814, and improved pricing, which increased net sales $3,512, including the net favorable impact of changes in currency exchange rates of $377. Net sales of cathodes increased $8,224 due to higher sales volumes of $5,529 along with a more favorable product sales mix of $4,410, offset by negative pricing impacts.

Cost of sales of $573,220 in 2005 represented an $7,638, or 1%, increase from cost of sales of $565,582 in 2004. Cost of sales increased $25,178 due to higher operating costs, $3,545 due to a less favorable product sales mix, $7,265 due to the net unfavorable impact of changes in currency exchange rates and $2,939 due to other costs, partially offset by a decrease of $31,289 due to lower sales volumes.

As a result, gross profit in 2005 was $210,928, 13% or $24,074 higher than in 2004. Gross margin was 26.9% of net sales in 2005, while gross margin was 24.8% of net sales in 2004.

Other. Net sales of $102,551 in 2005 represented a $7,286, or 8%, increase from net sales of $95,265 in 2004. Net sales of natural graphite increased $4,556 primarily due to an increase in ETM net sales of $7,127, partially offset by decreases in sales of other natural graphite products, primarily relating to softer automotive end market conditions. Remaining increases in net sales of the other segment were primarily due to an increase in net sales of carbon electrodes, primarily driven by increased volumes.

Cost of sales of $81,122 in 2005 represented an $8,518, or 12%, increase from cost of sales of $72,604 in 2004. The cost of sales of carbon electrodes increased $3,283 due to higher sales volumes and higher costs. Cost of sales of natural graphite increased $4,662 primarily due to an increase in certain higher raw material costs and higher overhead costs. Remaining increases were primarily within refractories and were due primarily to higher production costs.

As a result, gross profit in 2005 was $21,429, 5% or $1,232 lower than in 2004. Gross margin was 20.9% of net sales in 2005, while gross margin was 23.8% of net sales in 2004.

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

During the past three years, we experienced higher freight, energy and other raw material costs primarily due to substantial increases in regional and worldwide market prices of natural gas and other petroleum-based raw materials. We seek to mitigate the effects of those increases on our cost of sales through improved operating efficiencies, higher prices for our products and ongoing cost savings, and, in some cases, fixed price or derivative contracts.

We have in the past entered into, and may in the future enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. At December 31, 2005, we had fixed about 23% of our worldwide natural gas exposure through 2006 using such contracts. As of February 15, 2006, we had fixed about 32% of our worldwide natural gas exposure through such contracts.

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

Significant changes in currency exchange rates impacting us are described under “Effects of Changes in Currency Exchange Rates” and “Results of Operations.”

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

During 2003, the average exchange rate of the euro and the South African rand increased about 20% and 40%, respectively, when compared to the average exchange rate for 2002. During 2003, the average exchange rate for the Brazilian real and the Mexican peso declined about 1% and 11%, respectively, when compared to the average exchange rate for 2002. During 2004, the average exchange rate of the euro, South African rand, and Brazilian real increased about 10%, 17% and 5%, respectively, when compared to the average exchange rate for 2003. The Mexican peso declined about 5% when compared to the average exchange rate for 2003. During 2005, the average exchange rate of the euro, the South African rand, the Brazilian real and the Mexican peso increased about 1%, 2%, 21% and 4%, respectively, when compared to the average exchange rate for 2004.

In the case of net sales of graphite electrodes, the impact of these events was an increase of about $33,499 in 2003, an increase of about $18,484 in 2004 and a decrease of about $604 in 2005. In the case of cost of sales of graphite electrodes, the impact of these events was an increase of about $24,400 in 2003, an increase of about $17,900 in 2004 and an increase of about $5,262 in 2005. The impact of these events on net sales of cathodes was an increase of about $12,482 in 2003, an increase of about $9,191 in 2004 and a decrease of about $132 in 2005. The impact of these events on cost of sales of cathodes was an increase of about $10,529 in 2003, an increase of about $7,597 in 2004 and an increase of about $1,730 in 2005.

We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2005, the aggregate principal amount of these loans was $414,622. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other (income) expense, net, on the Consolidated Statements of Operations. In 2003, we had a net total of $42,149 in currency gains, including $41,920 of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2004, we had a net total of $8,527 in currency gains, including $9,835 of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2005, we had a net total of $14,868 of currency losses, including $14,611 of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Item 7A–Quantitative and Qualitative Disclosures about Market Risks.”

Liquidity and Capital Resources

Our sources of funds have consisted principally of invested capital, cash flow from operations and debt and equity financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, payment of fines, liabilities and expenses in connection with antitrust investigations, lawsuits and claims, payment of restructuring costs, pension and post-retirement contributions, debt reduction payments and other obligations.

We are highly leveraged and have other substantial obligations. At December 31, 2005, we had total debt of $704,148, cash and cash equivalents of $5,968 and a stockholders’ deficit of $209,577.

As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable and payments thereof to maximize our free cash at any given time and minimize accounts receivable losses. Certain subsidiaries sold receivables totaling $175,130 in 2003 and $7,036 in 2004. During 2005, certain subsidiaries sold receivables totaling $17,682, at a cost lower than the cost to borrow a comparable amount for a comparable period under the Revolving Facility. Proceeds of the sale of receivables were used to reduce debt. If we had not sold such receivables, our accounts receivable and our debt would have been unchanged at December 31, 2004 and about $13,095 higher at December 31, 2005. All such receivables sold during 2005 were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheet at December 31, 2005.

We use cash and cash equivalents, funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash flow from operations as our primary sources of liquidity. The Revolving Facility provides for maximum borrowings of up to $215 million. At December 31, 2005, $167,947 was available (after consideration of outstanding revolving and swingline loans of $39,000 and outstanding letters of credit of $8,053). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

At December 31, 2005, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants over the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At December 31, 2005, 6% (or $40,376) of our total debt (excluding the fair value adjustments to debt and the unamortized bond premium and including the original value of the Debenture derivative liability relating to the Debentures redemption feature with a make-whole provision) consists of variable rate obligations. Such amount includes $39,000 outstanding under the Revolving Facility and $1,376 of other debt.

At December 31, 2005, the Revolving Facility had an effective interest rate of 6.8%, our $434,631 principal amount of Senior Notes had a fixed rate of 10.25% and an effective rate of 10.02% (including the effect of the amortization of fair value adjustments for terminated hedge instruments) and our $225,000 principal amount of Debentures had a fixed rate of 1.625%. We estimate interest expense to be approximately $58 million for 2006.

We continue to implement interest rate management initiatives to seek to minimize interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations as described under “Item 7A–Quantitative and Qualitative Disclosures about Market Risk” in this Report.

Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments at December 31, 2005.

	Payment Due By Period
	Total	Year Ending December 2006	Two Years Ending December 2008	Two Years Ending December 2010	Years Ending After December 2010
	(Dollars in thousands)

Contractual and Other Obligations
Long-term debt	$699,602	$39,045	$434	$191	$659,932
Capital lease obligations	—	—	—	—	—
Operating leases	15,208	4,063	5,124	4,097	1,924
Unconditional purchase obligations (a)	26,776	7,974	8,776	8,776	1,250

Total contractual obligations (a)	741,586	51,082	14,334	13,064	663,106
Estimated liabilities and expenses in connection with antitrust investigations and related lawsuits and claims (b)	26,000	20,625	5,375	—	—
Postretirement, pension and related
benefits (c)	76,983	11,996	6,499	6,499	51,989
Interest (d)	310,929	48,244	96,488	96,488	69,709
Other long-term obligations	17,200	7,371	2,484	853	6,492

Total contractual and other obligations (a)(b)(c)	$1,172,698	$139,318	$125,180	$116,904	$791,296

Other Commercial Commitments
Lines of credit (e)	—	—	$—	$—	—
Letters of credit	8,017	7,747	270	—	—
Guarantees	3,680	3,438	135	—	107

Total other commercial commitments	$11,697	$11,185	$405	$—	$107

84

_________________

(a)	Effective April 2001, we entered into a ten-year service contract with CGI Group Inc. (“CGI”) valued at that time at $75 million ($23 million of which is the unconditional purchase obligation at December 31, 2005 included in the above table). Pursuant to this contract, CGI became the delivery arm for our global information services. Under the outsourcing provisions of this contract, CGI managed our data center services, networks, desktops, telecommunications and legacy systems. This contract was amended, effective September 2005, to reduce the scope of CGI’s management of our data center services, networks, desktops and telecommunications. We are dependent on CGI for these services. A failure by CGI to provide any of these services to us in a timely manner could have an adverse effect on our results of operations.

In the 2002 third quarter, we entered into a ten-year outsourcing contract with CGI valued at that time at $36 million. Such amounts are excluded from the above table, as these amounts do not include an unconditional purchase obligation. Pursuant to this contract, CGI became the delivery arm for our finance and accounting business process services (“BPS”), including accounts receivable and accounts payable activities, and provided various related analytical services such as general accounting, cost accounting and financial analysis activities. During the fourth quarter of 2005, we entered into a memorandum of agreement with CGI, terminating such services. The memorandum was entered into after the parties determined that the termination of the contract was in their mutual best interest. Such termination is effective during the first quarter of 2006. Thereafter, we will be solely and entirely responsible for all of the services previously rendered by CGI under the contract.

(b)	Consists of the outstanding balance of the DOJ antitrust fine.

(c)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.

(d)	Excludes the accounting for deferred financing costs or gains on the sale of hedge instruments. Payments assume Senior Notes, with a fixed rate of interest of 10.25%, mature on February 15, 2012 and the Debentures, with a fixed rate of interest of 1.625%, effectively mature on January 15, 2011.

(e)	Local lines of credit are established by our foreign subsidiaries for working capital purposes and are not part of the Revolving Facility. The total amount available under the lines of credit amounted to $19 million at December 31, 2005.

Cash Flow and Plans to Manage Liquidity. As a result of our significant leverage and other substantial obligations, our business strategies include efforts to enhance our capital structure by further reducing our gross obligations. Accordingly, we have placed the highest priority on accelerating the amount and speed of cash generated every day. Our efforts include leveraging our unique global manufacturing network by driving higher utilization rates and more productivity from our existing assets, accelerating commercialization initiatives across all of our businesses and realizing other global efficiencies. In addition, we may exchange or repurchase Senior Notes or Debentures as described below. We also continue to evaluate other opportunities to reduce our obligations, including the obligations associated with our U.S. defined benefit plan, which was frozen in 2003.

Typically, the first quarter of each year results in neutral or negative cash flow from operations due to various factors. These factors include customer order patterns, fluctuations in working capital requirements and other factors. Typically, the other three quarters result in positive cash flow from operations. The third quarter tends to produce relatively less positive cash flow from operations primarily as a result of scheduled plant shutdowns by our customers for vacations. Our cash flow from operations in the first and third quarters typically is adversely impacted by the semi-annual interest payments on the Senior Notes and the Debentures. The second and fourth quarters correspondingly benefit from the absence of such interest payments.

In addition to the above factors, in 2003 and 2004, we had negative cash flow from operations primarily due to payments in connection with restructurings, antitrust investigations, lawsuits and claims and uses of cash from working capital. In 2005, we had positive cash flow from operations despite continued payments in connection with restructurings and antitrust investigations and the continued use of cash for working capital to, among other things, build inventories. For 2006, we expect increasingly positive cash flows from operations. In addition to the factors described above, we expect a weaker than normal 2006 first quarter due to, lower sales and profit because of weaker than normal customer shipments because graphite electrode customers took full contract volumes in the 2005 fourth quarter and a higher use of cash for temporarily higher inventory because of higher graphite electrode operating levels in the first quarter as compared to the lower shipments. This is expected to result in negative cash flow during the 2006 first quarter and debt levels that may be $40 million or more higher in the 2006 first quarter than those at the 2005 year end and generally higher than the average level expected for the full year 2006.

As part of our cash management activities, we seek to manage accounts receivable credit risk and collections, and payment of accounts payable to seek to maximize our free cash at any given time and minimize accounts receivable losses. In order to seek to minimize our credit risks, we reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unrecovered trade receivables worldwide were only 0.1% of global net sales during the last 3 years. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future. In addition, we have historically factored a portion of our accounts receivable and used the proceeds to reduce debt.

We use cash and cash equivalents, funds available under the Revolving Facility and cash flow from operations as our primary sources of liquidity. We believe that our business strategies will continue to improve the amount and speed of cash generated from operations under current economic conditions. Improvements in cash flow from operations resulting from these strategies are being partially offset by associated cash implementation costs while they are being implemented. We also believe that our planned asset sales together with these improvements in cash flow from operations should allow us to reduce our debt and other obligations over the long term.

We may from time to time and at any time repurchase Senior Notes or Debentures in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. These purchases may be effected for cash (from cash and cash equivalents, borrowings under the Revolving Facility or new credit facilities, or proceeds from sale of debt or equity securities or assets), in exchange for common stock or other equity or debt securities, or a combination thereof. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets. Any such transactions may, individually or in the aggregate, be material.

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

We believe that the long term fundamentals of our business continue to be sound. Accordingly, although we cannot assure you that such will be the case, we believe that, based on our expected cash flow from operations, our existing capital resources, and taking into account our working capital needs and our efforts to reduce costs, improve efficiencies and product quality and accelerate commercialization of new products and cash flow, we will be able to manage our liquidity to permit us to service our debt and meet our obligations when due. Based on expected operating results and expected cash flows, we expect to be in compliance with financial covenants in 2006.

Related Party Transactions. Since January 1, 2003, we have not engaged in or been a party to any material transactions with affiliates or related parties other than transactions with our subsidiaries (including Carbone Savoie and AET) and compensatory transactions with directors and officers (including employee benefits, stock option and restricted stock grants, compensation deferral, executive employee loans and stock purchases).

Off-Balance Sheet Arrangements and Commitments. We have not undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

•	Interest rate caps, interest rate swaps, currency exchange rate contracts and natural gas contracts, which are described under “Item 7A – Quantitative and Qualitative Disclosures About Market Risk.”
•

Commitments under non-cancelable operating leases that, at December 31, 2004, totaled no more than $4 million in each year and about $7,697 in the aggregate, and, at December 31, 2005, totaled no more than $4 million in each year and about $15,208 in the aggregate.

•

Minimum required purchase commitments under our information technology outsourcing services agreement with CGI described above that, at December 31, 2004, totaled approximately $5 million in each year and about $32,484 in the aggregate and at December 31, 2005, totaled no more than $5 million in each year and about $23,276 in the aggregate.

•	Factoring accounts receivable as described above.

We are not affiliated with or related to any special purpose entity other than GrafTech Finance, our wholly-owned and consolidated finance subsidiary.

Cash Flows.

Cash Flow (Used in) Provided by Operating Activities. Cash flow (used in) provided by operating activities was ($25,106) in 2003, ($132,266) in 2004 and $7,989 in 2005.

Cash used in operating activities was $25,106 in 2003. Income from continuing operations, after adding back the net effect from non-cash items, amounted to $19,502. Such income was used in operating activities primarily as follows: a reduction in payables of $12,309 primarily due to timing of payment patterns, including our semi-annual interest payments on the Senior Notes and the Debentures, an increase in inventories of $8,674 to primarily support anticipated customer demand and an increase of $4,971 in accounts receivables.

Other uses in 2003 consisted of $4,588 of payments for antitrust investigations and related lawsuits and claims, $5,692 of restructuring costs related to severance and related payments and $9,796 of other payments consisting primarily of pension and post-retirement contributions and payments. Net cash provided from discontinued operations amounted to $1,422.

Cash used in operating activities was $132,266 in 2004. Net income, after adding back the net effect from non-cash items, amounted to $72,624. Such income was used in operating activities primarily as follows: an increase in accounts receivables of $66,300 primarily from the discontinuance of accounts receivable factoring and increased sales, and an increase in inventories of $6,276 primarily in anticipation of increased demand, offset by an increase in payables of $6,859 due primarily to timing of payment patterns.

Other uses in 2004 consisted of $83,480 of payments for antitrust investigations and related lawsuits and claims, $16,853 of restructuring costs related to severance and related payments and $38,840 of other payments consisting primarily of pension and post-retirement contributions and payments.

Cash provided by operating activities was $7,989 in 2005. Income from continuing operations, after adding back the net effect from non-cash items, amounted to $80,699. Such income was used in operating activities primarily as follows: an increase in inventories of $45,430 primarily to support anticipated growth in customer demand and an $2,690 decrease in payables primarily due to timing of payment patterns, offset by a decrease in accounts receivables of $10,921 primarily from increased factoring.

Other uses in 2005 consisted of $16,900 of payments for antitrust investigations and related lawsuits and claims, $6,670 of restructuring costs related to severance and related payments and $11,941 of other payments consisting primarily of pension and post-retirement contributions and payments.

Cash Flow Used in Investing Activities. Cash flow used in investing activities was $22,113 in 2003, $56,310 in 2004 and $60,381 in 2005.

Cash used in investing activities was $22,113 in 2003. Capital expenditures in 2003 were $40,485. Capital expenditures related primarily to the expansion of graphite electrode manufacturing capacity, implementation of People Soft Enterprise One (formerly known as J.D. Edwards One World) information systems and essential capital maintenance. Expenditures were offset by $18,372 of cash, primarily provided from the sale of our non-strategic composite tooling business and the sale of other assets.

Cash used in investing activities was $56,310 in 2004. Capital expenditures in 2004 were $59,117 and related primarily to the expansion of graphite electrode manufacturing capacity, including expansion of our graphite electrode manufacturing facilities in Spain, France, and South Africa, implementation of People Soft Enterprise One (formerly known as J.D. Edwards One World) information systems and essential capital maintenance. Other investing uses of $3,539 pertained primarily to the purchase of derivative instruments. Such uses were offset by $6,346 in proceeds from the sale of assets, primarily pertaining to the sale of our fixed assets in connection with closure of our advanced synthetic graphite machining operations in Sheffield, United Kingdom.

Cash used in investing activities was $60,381 in 2005. Capital expenditures amounted to $48,071 in 2005 and related primarily to graphite electrode productivity and production stability initiatives and other essential capital maintenance. Such uses were offset primarily by proceeds from the sale of derivative instruments and the sale of other assets. Other investing uses of $15,597 pertained primarily to payments in connection with the sale of interest rate swaps. Such uses were partially offset by $3,287 from the sale of certain assets.

Cash Flow Provided by Financing Activities. Cash flow provided by financing activities was $69,133 in 2003, $176,606 in 2004 and $36,184 in 2005.

During 2003, we received net proceeds of $189,877 from a registered public offering of common stock and $30,188 from the sale of interest rate swaps. We used these proceeds primarily to repay term loans of $115,986 outstanding under the Senior Facilities, reduce the outstanding balance under the Revolving Facility and repay other short-term debt.

Cash provided by financing activities was $176,606 in 2004. During 2004, we received gross proceeds of $225,000 (less issuance costs of $7,355) from the issuance and sale of the Debentures and $7,843 from the exercise of stock options. We used these proceeds to repay term loans of $21,398 outstanding under the Senior Facilities, to pay $83,480 primarily to the EU Competition Authority and to replace cash previously provided by factoring of accounts receivable as described above in “Cash Flow Used in Operating Activities.” In addition, we purchased $22,869 aggregate principal amount of Senior Notes, plus accrued interest, for $27,342 in cash.

Cash provided by financing activities was $36,184 in 2005. During 2005, we incurred borrowings of $173,325, primarily under the Revolving Facility. We used these net borrowings to fund working capital requirements, primarily inventory that we have replenished and built in anticipation of stronger demand. Such borrowings were offset by payments under the Revolving Facility of $131,562 and $5,579 in financing and other costs.

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

	For the Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)
Expenses relating to environmental protection	$13,074	$13,056	$12,525
Capital expenditures related to environmental protection	2,118	2,787	2,749

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

Derivative Liability Associated with our Debentures. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the redemption option and its make-whole provision (the “Redemption Make-Whole Option”) contained in the Debentures, qualify as an embedded derivative that was not clearly and closely related to the characteristics of the Debentures upon issuance. Since the Redemption Make-Whole Option does not currently qualify for any scope exception within SFAS No. 133, it is required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments. The embedded derivative financial instrument was classified as a derivative liability upon issuance and is included in other long-term obligations in the Consolidated Balance Sheet.

We estimate the fair value of the Redemption Make-Whole Option using a financial model that uses several assumptions, including: historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock to determine estimated fair value of our derivative liability. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period.

Contingencies. We account for contingencies by recording an estimated loss or gain from a loss or gain contingency when information available prior to issuance of the Consolidated Financial Statements indicates that it is probable that an asset has been impaired or a liability has been incurred or a gain has become receivable at the date of the Consolidated Financial Statements and the amount of the loss or gain can be reasonably estimated. Accounting for contingencies such as those relating to environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss or gain from a contingency is significantly different from the estimated loss or gain, our results of operations may be overstated or understated. Legal costs expected to be incurred in connection with a loss contingency are expensed as incurred.

Impairments of Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value less estimated costs to sell. Estimates of the discounted future cash flows are subject to significant uncertainties and assumptions. If the actual value is significantly less than the estimated fair value, our assets may be overstated. Future events and circumstances, some of which are described below, may result in an impairment charge:

•	new technological developments that provide significantly enhanced benefits over our current technology;

•	significant negative economic or industry trends;
•	changes in our business strategy that alter the expected usage of the related assets;
•	significant increases or decreases in our cost of capital; and
•	future economic results that are below our expectations used in the current assessments.

Accounting for Income Taxes. When we prepare the Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to make the following assessments:

•	estimate our actual current tax liability in each jurisdiction;
•

estimate our temporary differences resulting from differing treatment of items, such as lease revenue and related depreciation, for tax and accounting purposes (which result in deferred tax assets and liabilities that we include within the Consolidated Balance Sheets); and

•	assess the likelihood that our deferred tax assets will be recovered from future taxable income and, if we believe that recovery is not likely, establish a valuation allowance.

If our estimates are incorrect, our deferred tax assets or liabilities may be overstated or understated.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS No. 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which Accounting Principles Board Opinion (“APB”) No. 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS No. 123(R) retains the modified grant date model from SFAS No. 123. Under that model, compensation cost is measured at the grant date and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). SFAS No. 123(R) is effective for annual periods beginning after June 15, 2005. We will be required to adopt SFAS No. 123(R) in the first quarter of 2006. The actual impact of the adoption of SFAS No. 123(R) will depend upon the amount, nature and type of stock-based compensation awards outstanding upon implementation and that we may issue in the future. Based on the current stock-based compensation plans in effect and awards issued, our estimated expense in 2006 for stock-based compensation is $4,055, $3,338 of which relates to 2005 restricted stock grants and $717 of which relates to unvested stock options.

The information required by this Item 7 with respect to other recent accounting pronouncements is set forth under “New Accounting Standards” in Note 3 to the Notes to the Consolidated Financial Statements contained in this Report, and is incorporated herein by reference.

Description of Our Financing Structure

The information required by this Item 7 with respect to our financing structure is set forth under “Long-Term Debt and Liquidity” in Note 5 to the Notes to the Consolidated Financial Statements contained in this Report, and is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

(Unless otherwise noted, all dollars are presented in thousands)

We are exposed to market risks primarily from changes in interest rates, currency exchange rates, commercial energy rates and changes to the fair value of the Redemption Make-Whole Option. We routinely enter into various transactions that have been authorized according to documented policies and procedures to manage these well-defined risks. These transactions relate primarily to financial instruments described below. Since the counterparties, if any, to these financial instruments are large commercial banks and similar financial institutions; we do not believe that we are exposed to material counterparty credit risk. We do not use financial instruments for trading purposes.

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

Our exposure to changes in energy costs results primarily from the purchase of natural gas and electricity for use in our manufacturing operations. Our exposure to changes in the fair value of the Redemption Make-Whole Option results primarily from changes in the closing price of our common stock.

Interest Rate Management. We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Revolving Facility. We use interest rate swaps to effectively convert fixed rate debt (represented by the Senior Notes) into variable rate debt. At December 31, 2004, we had swaps for a notional amount of $450 million. At December 31, 2005, we had no interest rate swaps outstanding.

At December 31, 2004, $434,631 (out of our total outstanding $450 million notional amount) of interest rate swaps were designated as hedging the exposure to changes in the fair value of the related debt (called a fair value hedge). The related debt for those swaps is the Senior Notes, of which $434,631 aggregate principal amount was outstanding at December 31, 2004. At December 31, 2004 (excluding the offsetting value of our interest rate caps), the principal value of our debt was reduced by $9,891 as a result of our current fair value hedges. The market values of those interest rate swaps, excluding changes in value resulting from accrued interest payable or receivable from the counterparty, are recorded as part of other long-term obligations on the Consolidated Balance Sheets. Accrued interest receivable from or payable to the counterparty is recorded as a component of interest expense on the Consolidated Statement of Operations.

At December 31, 2004, the remaining $15 million of our interest rate swaps were not designated as hedging exposure to changes in the fair value of any specific debt instrument. Any changes in the market value of those swaps are recorded in other (income) expense, net, on the Consolidated Statement of Operations. In 2004, the mark-to-market impact of the undesignated swaps was $350.

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

During the first quarter of 2005, we sold $15 million notional amount of undesignated swaps and paid a nominal fee. Additionally, we sold $150 million notional amount of our fair value hedge swaps and paid $2,950 in cash. Immediately thereafter, we repurchased $150 million notional amount of fair value hedge swaps with a different counterparty. During the second quarter of 2005, we sold $285 million notional amount of swaps and paid $4,831. During the fourth quarter of 2005, we sold $150 million notional amount of swaps and paid $6,845. As a result of these transactions, at December 31, 2005, we had no interest rate swaps outstanding.

At December 31, 2004, the variable interest rate was calculated based on the six month LIBOR rate as of the date of payment plus 5.7940%, calculated in arrears. During 2005, a portion of the variable interest rate was calculated based on the six month LIBOR rate as of the date of payment plus 5.7940% calculated in arrears and a portion of the variable interest rate was calculated based on the six month LIBOR, set in advance, plus 5.7967%. At December 31, 2005, the Senior Notes are at a fixed rate of 10.25% per annum.

When we sell a fair value hedge swap, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through debt-for-equity exchanges, repurchases or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs. At December 31, 2004 and 2005, the principal value of our debt was increased by $24,484 and $7,404, respectively, as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $14,593 and a $7,404 increase in the fair value of our debt at December 31, 2004 and 2005, respectively, and was recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.”

Additional information with respect to the impact of our swaps on interest expense is set forth under “Interest Expense” in Note 7 to the Consolidated Financial Statements and is incorporated herein by reference.

We enter into agreements with financial institutions that are intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure, represented by the net impact of our swaps on the Senior Notes, to no greater than 11.3% per annum. At December 31, 2004, we had interest rate caps for a notional amount of $500 million. During 2005, we sold all of our outstanding interest rate caps. All of our interest rate caps are marked-to-market monthly. Gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. The fair value adjustment on caps was a $914 loss for 2003, a $3,827 loss for 2004, and a $527 loss for 2005.

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

The notional amount of open foreign exchange contracts, used by us to minimize foreign currency exposure against euro depreciation, amounted to $54,481 at December 31, 2004. In 2005, one contract expired and we sold all remaining open foreign exchange contracts. As a result, at December 31, 2005, we had no such contracts outstanding. Gains and losses associated with these contracts amounted to a loss of $6,650 in 2003, a loss of $406 in 2004 and a gain of $1,268 in 2005.

Commercial Energy Rate Management. We have in the past entered into, and may in the future enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The unrealized gain on outstanding contracts at December 31, 2003 amounted to $917. At December 31, 2005, we had fixed about 23% of our worldwide natural gas exposure through 2006 using such contracts. The outstanding contracts at December 31, 2005 were a nominal receivable. As of February 15, 2006, we had fixed about 32% of our worldwide natural gas exposure through such contracts.

We are required to provide cash collateral to certain counterparties to the extent that the fair market value of the natural gas derivative contracts exceeds a specific threshold. At

December 31, 2005, this threshold was $15 million. We were not required to provide any cash collateral at December 31, 2005.

Derivative Liability Associated with the Debentures. The Redemption Make-Whole Option is accounted for separately from the underlying debt evidenced by the Debentures and is recorded as a derivative financial instrument. The embedded derivative financial instrument was classified as a derivative liability upon issuance and is included in the other long-term obligations in the Consolidated Balance Sheet. At each balance sheet date, we adjust the derivative liability to its estimated fair value. Upon issuance at January 22, 2004, the estimated fair value of the derivative liability was $6,462. At December 31, 2004, the estimated fair value of the derivative liability was $3,986. At December 31, 2005, the estimated fair value of the derivative liability was $1,284. We estimate the fair value by using a financial model that uses several assumptions, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin, changes in interest rates on interest expense and changes in the more relevant variables on the Redemption Make-Whole Option for 2005 (particularly our current stock price, historical stock price volatility and borrowing costs). Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for 2005 by about $12 million. In addition, based on this analysis, a hypothetical increase in interest rates of 100 basis points across all maturities would have increased our interest expense for 2005 by about $3 million. The sensitivity analysis used to assess the potential effect of changes in the more relevant variables impacting the Redemption Make-Whole Option (which was based on hypothetical changes of 10%) did not result in material changes.

Item 8.  Financial Statements and Supplementary Data

(Unless otherwise noted, all dollars are presented in thousands)

Page

Management’s Report on Internal Control over Financial Reporting	98

Reports of Independent Registered Public Accounting Firms	99

Consolidated Balance Sheets	102

Consolidated Statements of Operations	103

Consolidated Statements of Cash Flows	104

Consolidated Statements of Stockholders’ Deficit	106

Notes to Consolidated Financial Statements	107

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process, designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by the board of directors, management and other personnel of a company, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the board of directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the company that could have a material effect on its financial statements.

Internal control over financial reporting has inherent limitations which may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the level of compliance with related policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page 99 of this Report.

Date: March 15, 2006

/s/ Craig S. Shular
Craig S. Shular,
Chief Executive Officer, President and Interim Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GrafTech International Ltd.:

We have completed integrated audits of GrafTech International Ltd.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index  present fairly, in all material respects, the financial position of GrafTech International Ltd. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, appearing in Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Philadelphia, Pennsylvania

March 15, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

GrafTech International Ltd.

Wilmington, Delaware

We have audited the accompanying consolidated statements of operations, cash flows and stockholders’ deficit for the year ended December 31, 2003. These financial statements of Graftech International Ltd. and Subsidiaries are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Graftech International Ltd. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 12, 2004

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	At December 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$23,484	$5,968
Accounts and notes receivable, net of allowance for doubtful accounts of $4,001 at
December 31, 2004 and $3,132 at December 31, 2005	205,981	184,580
Inventories	225,104	255,038
Prepaid expenses and other current assets	24,883	14,101

Total current assets	479,452	459,687

Property, plant and equipment	1,131,220	1,086,393
Less: accumulated depreciation	752,768	724,196

Net property, plant and equipment	378,452	362,197
Deferred income taxes	152,539	12,103
Goodwill	22,895	20,319
Other assets	34,480	32,514

Total assets	$1,067,818	$886,820

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$85,889	$92,192
Short-term debt	644	405
Accrued income and other taxes	38,162	24,826
Other accrued liabilities	98,802	96,990

Total current liabilities	223,497	214,413

Long-term debt:
Principal value	655,242	694,893
Fair value adjustments for hedge instruments	14,593	7,404
Unamortized bond premium	1,611	1,446

Total long-term debt	671,446	703,743

Other long-term obligations	149,462	107,704
Deferred income taxes	46,259	43,669
Commitments & contingencies	—	—
Minority stockholders’ equity in consolidated entities	30,126	26,868
Stockholders’ deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	–	–
Common stock, par value $.01, 150,000,000 shares authorized, 100,520,240 shares
issued at December 31, 2004 and 100,821,434 shares issued at December 31, 2005	1,017	1,023
Additional paid-in capital	941,075	944,581
Accumulated other comprehensive loss	(276,465)	(311,429)
Accumulated deficit	(626,307)	(751,487)
Less: cost of common stock held in treasury, 2,451,035 shares at December 31,
2004 and 2,455,466 shares at December 31, 2005	(85,583)	(85,621)
Less: common stock held in employee benefit and compensation trusts, 522,732 shares at December 31, 2004 and 518,301 shares at December 31, 2005	(6,709)	(6,644)

Total stockholders’ deficit	(52,972)	(209,577)

Total liabilities and stockholders’ deficit	$1,067,818	$886,820

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2003	2004	2005
Net sales	$712,337	$847,701	$886,699
Cost of sales	544,196	638,186	654,342

Gross profit	168,141	209,515	232,357
Research and development	10,410	8,040	9,437
Selling, administrative and other expenses	85,546	89,369	100,439
Restructuring charges	19,765	(548)	9,729
Impairment loss on long-lived and other assets	6,991	—	2,904
Antitrust investigations and related lawsuits and claims	32,073	(10,901)	—
Other (income) expense, net	(12,060)	21,189	18,020
Interest expense	45,141	39,178	52,716
Interest income	(351)	(1,161)	(1,200)

	187,515	145,166	192,045
Income (loss) from continuing operations before provision for income taxes and minority stockholders’ share of income (loss)	(19,374)	64,349	40,312
Provision for income taxes	4,695	46,310	165,813

Income (loss) from continuing operations before minority interest	(24,069)	18,039	(125,501)
Less: minority stockholders’ share of income (loss)	1,245	998	(321)

Income (loss) from continuing operations	(25,314)	17,041	(125,180)
Income from discontinued operations, net of tax	476	—	—
Gain on sale of discontinued operations, net of tax	561	—	—

Net income (loss)	$(24,277)	$17,041	$(125,180)

Basic income (loss) per common share:
Net income (loss) per share from continuing operations	$(0.38)	$0.18	$(1.28)
Net income per share from discontinued operations	0.02	—	—

Net income (loss) per share	$(0.36)	$0.18	$(1.28)

Diluted income (loss) per common share:
Net income (loss) per share from continuing operations	$(0.38)	$0.17	$(1.28)
Net income per share from discontinued operations	0.02	—	—

Net income (loss) per share	$(0.36)	$0.17	$(1.28)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2003	2004	2005
Cash flow from operating activities:
Net income (loss)	$(24,277)	$17,041	$(125,180)
Income from discontinued operations	476	—	—
Gain on sale of discontinued operations	561	—	—

Income (loss) from continuing operations	(25,314)	17,041	(125,180)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	30,623	35,459	36,926
Deferred income taxes	529	26,582	154,819
Antitrust investigations and related lawsuits and claims	32,073	1,260	(119)
Restructuring charges	19,765	(548)	9,729
Loss on exchange of common stock for Senior Notes	—	5,682	—
Impairment loss on long-lived and other assets	6,991	—	2,904
Interest expense	—	(2,159)	1,596
Post retirement plan changes	—	(10,341)	(14,000)
Gain on sale of assets	—	(2,847)	(748)
Fair value adjustments on interest rate caps	—	3,827	652
Fair value adjustments on Redemption Make-Whole Option	—	(2,475)	(2,702)
Other (credits) charges, net	(45,165)	1,143	16,822
(Increase) decrease in working capital (see * on next page)	(36,180)	(167,068)	(61,787)
(Increase) decrease long-term assets and liabilities	(9,850)	(37,822)	(10,923)

Net cash (used in) provided by operating activities from continuing operations	(26,528)	(132,266)	7,989
Net cash provided by operating activities from discontinued operations	1,422	—	—

Net cash provided by (used in) operating activities	(25,106)	(132,266)	7,989
Cash flow from investing activities:
Capital expenditures	(40,485)	(59,117)	(48,071)
Patent capitalization	(534)	(298)	(797)
Cost of interest rate swap termination	—	—	(14,800)
Purchase of derivative investments	—	(3,241)	—
Sale of derivative investments	—	755	1,913
Proceeds from sale of assets	3,214	5,591	1,374
Proceeds from sale of discontinued operations	15,692	—	—

Net cash provided by (used in) investing activities	(22,113)	(56,310)	(60,381)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	(18,891)	(780)	1,881
Revolving Facility borrowings	357,131	—	171,138
Revolving Facility payments	(367,266)	—	(131,562)
Long-term debt borrowings	111	225,000	306
Long-term debt reductions	(115,986)	(44,571)	(338)
Proceeds from sale of interest rate swap	30,188	—	—
Purchase of interest rate caps	(5,512)	—	—
Proceeds from sale of common stock	189,877	—	—
Proceeds from exercise of stock options	3,759	7,843	—
Financing costs	(529)	(7,355)	(5,241)
Premium on repurchase of Senior Notes	—	(3,531)	—
Dividends paid to minority stockholders	(3,749)	—	—

Net cash provided by (used in) financing activities	69,133	176,606	36,184

Net increase (decrease) in cash and cash equivalents	21,914	(11,970)	(16,208)
Effect of exchange rate changes on cash and cash equivalents	1,482	1,448	(1,308)
Cash and cash equivalents at beginning of period	10,610	34,006	23,484

Cash and cash equivalents at end of period	$34,006	$23,484	$5,968

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest expense	61,467	39,052	43,547
Income taxes	10,629	11,967	28,183
Non-cash operating, investing and financing activities:
Exchanges of common stock for Senior Notes which decrease long-term debt	55,000	35,000	—
Common stock issued to savings and pension plan trusts	8,069	1,572	1,622

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2003	2004	2005
*Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable, net	$(4,971)	$(21,642)	$(2,174)
Effect of factoring of accounts receivable	-	(44,658)	13,095
Inventories	(8,674)	(6,276)	(45,430)
Prepaid expenses and other current assets	54	(1,018)	(1,018)
Payment for antitrust investigations and related lawsuits and claims	(4,588)	(83,480)	(16,900)
Restructuring payments	(5,692)	(16,853)	(6,670)
Increase (decrease) in accounts payables and accruals	(12,309)	6,859	(2,690)

Increase in working capital	$(36,180)	$(167,068)	$(61,787)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Deficit	Total Comprehensive Income (Loss)
Balance at January 1, 2003	59,211,664	$606	$635,956	$(304,723)	$(619,071)	$(88,778)	$(5,551)	$(381,561)

Comprehensive loss:
Net loss	—	—	—	—	(24,277)	—	—	(24,277)	$(24,277)
Other comprehensive income (loss):
Minimum pension liability, net of $2,506 of tax	—	—	—	5,701	—	—	—	5,701	5,701
Unrealized losses on securities	—	—	—	(184)	—	—	—	(184)	(184)
Foreign currency translation adjustments .	—	—	—	12,418	—	—	—	12,418	12,418

Total comprehensive loss				—	—	—	—		$(6,342)

Exchange of common stock for Senior Notes	9,888,870	100	57,286	—	—	—	—	57,386
Treasury stock	—	—	(3,195)	—	—	3,195	—	—
Common stock issued to savings and pension	—
plan trusts	1,403,475	10	8,059	—	—	—	—	8,069
Stock-based compensation	—	—	972	—	—	—	(615)	357
Sale of common stock in equity offering, net .	25,300,000	257	189,620	—	—	—	—	189,877
Sale of common stock under stock options	598,278	4	4,226	—	—	—	—	4,230

Balance at December 31, 2003	96,402,287	977	892,924	(286,788)	(643,348)	$(85,583)	(6,166)	(127,984)

Comprehensive loss:
Net income	—	—	—	—	17,041	—	—	17,041	$17,041
Other comprehensive income (loss):
Minimum pension liability, net of $5,147 of tax	—	—	—	(11,520)	—	—	—	(11,520)	(11,520)
Unrealized losses on securities	—	—	—	(147)	—	—	—	(147)	(147)
Foreign currency translation adjustments,	—
net of $2,408 of tax	—	—	—	21,990	—	—	—	21,990	21,990

Total comprehensive income									$27,364

Exchange of common stock for Senior Notes	3,161,131	32	40,650	—	—	—	—	40,682
Stock options granted	—	—	1,005	—	—	—	—	1,005
Common stock issued to savings and pension plan trusts	146,285	—	1,572	—	—	—	—	1,572
Stock-based compensation	—	(1)	(637)	—	—	—	(543)	(1,181)
Sale of common stock under stock options	810,537	9	9,562	—	—	—	—	9,571
Other stock option activity	—	—	(4,001)		—	—	—	(4,001)

Balance at December 31, 2004	100,520,240	1,017	941,075	(276,465)	(626,307)	(85,583)	(6,709)	(52,972)

Comprehensive income (loss):
Net income	—	—	—	—	(125,180)	—	—	(125,180)	$(125,180)
Other comprehensive income:
Minimum pension liability	—	—	—	(17,326)	—	—	—	(17,326)	(17,326)
Unrealized losses on securities	—	—	—	41	—	—	—	41	41
Foreign currency translation adjustments .	—	—	—	(17,679)	—	—	—	(17,679)	(17,679)

Total comprehensive income (loss)									$(160,144)

Stock-based compensation	—	—	1,890	—	—	—	—	1,890
Treasury stock	—	—	—	—	—	(38)	—	(38)
Stock held in employee benefit and compensation trusts	—	—	—	—	—	—	65	65
Common stock issued to savings and pension plan trusts	301,194	6	1,616	—	—	—	—	1,622

Balance at December 31, 2005	100,821,434	$1,023	$944,581	$(311,429)	$(751,487)	$(85,621)	$(6,644)	$(209,577)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise noted)

(1) Discussion of Business and Structure

We have six major product categories: graphite electrodes, cathodes, carbon electrodes, carbon refractories, advanced graphite materials, and natural graphite, the results of which are reported in the following segments:

•

Synthetic graphite, which primarily serves the steel, aluminum, transportation and semiconductor industries and includes graphite electrodes, cathodes and advanced synthetic graphite materials and related services. We have a strategic alliance in the cathode business with Alcan/Pechiney, one of the world’s largest aluminum producers, which is a 30% owner of our cathode subsidiary, Carbone Savoie.

•

Other, which includes carbon electrodes, carbon refractories and natural graphite. Our natural graphite products business, which is conducted by AET, primarily serves the electronics, automotive, petrochemical and power generation industries and includes advanced flexible graphite and flexible graphite solutions and related services. We have a strategic alliance in the natural graphite business with Ballard Power Systems, the world’s recognized leader in PEM fuel cells. Ballard Power Systems became a strategic investor in AET in June 2001, by investing $5 million in shares of Ballard Power Systems common stock for a 2.5% equity ownership interest in AET. Our other carbon product businesses serve the silicon metal, steel and ferro-alloy industries.

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

Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of overnight repurchase agreements and certificates of deposit.

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

Inventories

Inventories are stated at cost or market, whichever is lower. Cost is determined on the “first-in first-out” (“FIFO”) method.

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

Allowance for Doubtful Accounts

A considerable amount of judgment is required in assessing the realizability of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. The allowance for doubtful accounts amounted to $4,001 and $3,132 at December 31, 2004 and 2005, respectively.

Capitalized Interest

We capitalize interest expense during the new construction or upgrade of qualifying assets. We capitalized $993, $1,412 and $952 of interest expense in 2003, 2004 and 2005, respectively.

Capitalized Bank Fees

We capitalize bank fees upon the incurrence of debt. At December 31, 2004 and December 31, 2005, capitalized bank fees amounted to $21,255 and $22,219, respectively. We amortize such amounts over the life of the respective debt instrument. The estimated useful life may be adjusted upon the occurrence of a triggering event. The expense associated with capitalized bank fees amounted to $6,823 and $5,051 in 2004 and 2005, respectively.

Derivative Financial Instruments

We do not use derivative financial instruments for trading purposes. They are used to manage well-defined currency exchange rate risks, interest rate risks and commercial energy contract risks.

In conjunction with the issuance of the Debentures, we incurred an embedded derivative financial instrument associated with the redemption option and the related make-whole provision (the “Redemption Make-Whole Option”) contained in the Debentures. Since the Redemption Make-Whole Option does not currently qualify for any scope exception within SFAS No. 133, it is required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments. The embedded derivative financial instrument was classified as a derivative liability upon issuance and is included in the other long-term obligations in the Consolidated Balance Sheet. At January 22, 2004, the estimated fair value of our derivative liability was $6,462.

At each balance sheet date, we adjust the Redemption Make-Whole Option to its estimated fair value. At December 31, 2004 and December 31, 2005, the estimated fair value of our derivative liability was $3,986 and $1,284, respectively. We estimate the fair value of the

Redemption Make-Whole Option using a financial model that uses several assumptions, including: historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock.

We enter into foreign currency instruments to manage exposure to changes in currency exchange rates. These instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. Changes in market values related to these contracts are recognized in other (income) expense, net, on the Consolidated Statements of Operations.

We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Revolving Facility. We may enter into interest rate swaps that effectively convert fixed rate debt into variable rate debt.

We also may enter into agreements with financial institutions that are intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. Interest rate caps are carried at market value. Changes in market values are recorded in other (income) expense, net, on the Consolidated Statements of Operations.

Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk.

We may enter into short duration fixed rate natural gas purchase contracts with certain of our natural gas suppliers in order to mitigate commodity price risk. In addition, we may enter into natural gas derivative contracts to effectively fix a portion of our natural gas cost exposure. Natural gas derivative contracts are carried at market value. Changes in market values are recorded as part of cost of sales on the Consolidated Statements of Operations.

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

Stock-Based Compensation Plans

We account for stock-based compensation plans under the recognition and measurement of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of award only if the market price of the underlying stock exceeded the exercise price or if ultimate vesting is subject to performance conditions. If an award results in recognition of compensation expense, the total amount of recorded compensation expense is based on the number of awards that eventually vest. No compensation expense is recognized for forfeited awards, including awards forfeited due to a failure to satisfy a service requirement or failure to satisfy a performance condition. Our accruals of compensation expense for awards subject to performance conditions are based on our assessment of the probability of satisfying the performance conditions.

Compensation expense associated with our restricted stock grants has been recorded in the Consolidated Statements of Operation and in the stockholders’ deficit section of the Consolidated Balance Sheets. Compensation expense associated with options granted to non-employees has been recognized in the Consolidated Statements of Operations and in the stockholders’ deficit section of the Consolidated Balance Sheets. No compensation expense has been recognized for our time vesting options granted with exercise prices at not less than market price on the date of grant. At December 31, 2005, all awards subject to performance conditions were fully vested. If compensation expense for our stock-based compensation plans was determined by the fair value method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands, except per share data)

Net income (loss) as reported	$(24,277)	$17,041	$(125,180)
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	–	604	1,890
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(564)	(4,536)	(9,485)

Pro forma net income (loss)	$(24,841)	$13,109	$(132,775)

Earnings per share:
Basic--as reported	$(0.36)	$0.18	$(1.28)
Basic--pro forma	(0.37)	0.14	(1.36)
Diluted--as reported	(0.36)	0.17	(1.28)
Diluted--pro forma	(0.37)	0.13	(1.36)

The calculation of weighted average common shares outstanding for the 2004 diluted calculations exclude the shares underlying the Debentures, as the effect would have been anti-dilutive.

The calculation of weighted average common shares outstanding for the 2005 diluted calculations exclude the effect of stock options, restricted stock and the shares underlying the Debentures, as the effect would have been anti-dilutive.

On November 30, 2005, the Compensation, Organization and Pension Committee of GrafTech’s Board of Directors approved the vesting of the remaining unvested stock options granted as part of the 2003-2005 Long Term Incentive Program, having an exercise price in the range of $6.56-$13.80 and held by current and former employees. Stock options relating to approximately 3 million shares of common stock were subject to this vesting. The decision to accelerate the vesting of these stock options was within the discretion of the Compensation, Organization and Pension Committee of GrafTech’s Board of Directors. Such decision was made due primarily to the achievement of a significant portion of the performance metrics for vesting as well as the achievement of other strategic initiatives.   In addition, the decision to accelerate the vesting of stock options may have a positive effect on employee morale, retention and perception of option value. This vesting eliminates an estimated $4.5 million of future pre-tax compensation expense that would have otherwise been recognized in the Consolidated Statement of Operations under SFAS No. 123(R).

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

Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $13,074 in 2003, $13,056 in 2004 and $12,525 in 2005. The accrued liability relating to environmental remediation was $7,669 at December 31, 2004 and $6,610 at December 31, 2005. When payments are fixed or determinable, the liability is discounted using a rate at which the payments could be effectively settled. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. Our environmental liabilities do not take into consideration possible recoveries of insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where we may be potentially liable, future expenses to remediate sites could be considerably higher than the accrued liability.

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

We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains/losses) in other (income) expense, net, on the Consolidated Statements of Operations.

Restructuring

Effective January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which was effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.

Software Development Costs

In connection with our development and implementation of global enterprise resource planning systems with advanced manufacturing, planning and scheduling software, we capitalized certain computer software costs after technological feasibility was established. These capitalized costs are amortized utilizing the straight-line method over the economic lives of the related products. Total costs capitalized as of December 31, 2004 and 2005 amounted to $16,692 and $17,262, respectively. Amortization expense was $860 for 2004 and $1,393 for 2005.

Intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 did not have a significant impact on our consolidated financial position, results of operations or net cash flows, except that we no longer amortize goodwill. In the 2005 fourth quarter, we performed the goodwill impairment reviews required by SFAS No. 142 and the results of these reviews did not require our existing goodwill to be written down. Goodwill, which pertains primarily to our synthetic graphite segment, amounted to $22,895 at December 31, 2004 and $20,319 at December 31, 2005, with the decrease due to changes in currency exchange rates.

Patents, net of accumulated amortization, amounted to $2,321 at December 31, 2004 and $2,784 at December 31, 2005.

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

(3) New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; and (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS

No. 155 is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. The fair value election of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133, prior to the adoption of this Statement. We will be required to adopt SFAS No. 155 in the first quarter of 2007. We are currently in the process of assessing the impact of the adoption of SFAS No. 155 on our consolidated results of operations and financial position.

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS No. 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB Opinion No. 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS No. 123(R) retains the modified grant date model from SFAS No. 123. Under that model, compensation cost is measured at the grant date and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). This Statement is effective for annual periods beginning after June 15, 2005. We will be required to adopt SFAS No. 123(R) in the first quarter of 2006. The actual impact of the adoption of SFAS No. 123(R) will depend upon the amount, nature and type of stock-based compensation awards outstanding upon implementation and that we may issue in the future. Based on the current stock-based compensation plans in effect and awards issued our estimated expense in 2006 for stock-based compensation is $4,055, $3,338 of which relates to 2005 restricted stock grants and $717 of which relates to unvested stock options.

On October 18, 2005, the FASB Staff issued FASB Staff Position (“FSP”) No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” This FSP is in response to recent inquiries regarding the application of grant date as defined in SFAS No. 123(R). The definition of grant date under SFAS No. 123(R) includes criteria for determining that a share-based payment award has been granted. One of the criteria is a mutual understanding by the employer and employee of the key terms and conditions of a share-based payment award. Considering the practical difficulties of personally communicating the key terms and conditions of a share-based payment award, the FASB Staff believed a practical solution was warranted related to application of the concept of mutual understanding. As a practical accommodation, in determining the grant date of an award subject to SFAS No.123(R), a mutual understanding of the key terms and conditions of an award with an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if both of the following conditions are met: (a) the award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer; and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval.

On November 10, 2005, the FASB Staff issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment

Awards.” This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. SFAS No. 123 (R), paragraph 81, indicates that, for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123 (R) (an “APIC pool”), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS No. 123 for recognition purposes. The FASB Staff has learned that a significant number of constituents do not have this information readily available. As a result, this FSP provides an elective alternative transition method. An entity may follow either the transition guidance for the APIC pool in paragraph 81 of SFAS No. 123(R) or the alternative transition method described in this FSP. We may take up to one year from the initial adoption of SFAS No. 123(R) to evaluate our available transition alternatives and make our one time election.

On August 31, 2005, the FASB Staff issued FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)”, which defers, at this time, the requirement of SFAS No. 123 (revised 2004), Share-Based Payment, that a freestanding financial instrument originally subject to SFAS 123(R) becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles (“GAAP”) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. It is the current FASB Staff position that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123(R) or was subject to SFAS No. 123(R) upon initial adoption of that Statement shall continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The guidance in this FSP supersedes EITF Issue No. 00-19-1, “Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation,” and amends paragraph 11(b) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 133 Implementation Issue No. C3, “Scope Exceptions: Exception Related to Share-Based Payment Arrangements.” The adoption of this FSP will not have a significant impact on our consolidated results of operations or financial position.

In May 2005, the FASB directed the FASB Staff to issue a Position on “Application of Emerging Issues Task Force Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation” to clarify the application of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” This FASB Staff Position clarifies that a requirement to deliver registered shares, in and of itself, will not result in liability classification for freestanding financial instruments originally issued as employee compensation. This clarification is consistent with the FASB’s intent in issuing SFAS No. 123(R). The adoption of this Position will not have a significant impact on our consolidated results of operations or financial position.

SFAS No.133 Implementation Issue No. B39 was posted by the FASB in June 2005. This Issue addresses circumstances in which an embedded call option (including a prepayment option), that can accelerate the settlement of a hybrid instrument containing a debt host contract, would not be subject to the conditions in paragraph 13(b) of SFAS No. 133. The FASB concluded that the conditions in paragraph 13(b) do not apply to an embedded call option in a hybrid instrument containing a debt host contract if the right to accelerate the settlement of the debt can be exercised only by the debtor (issuer/borrower). Issue No. B39 will be effective for the first day of the first fiscal quarter beginning after December 15, 2005. The adoption of Issue No. B39 will not have any impact on our consolidated results of operations or financial position.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this Statement effective January 1, 2006. Based on our current evaluation of this Statement, we do not expect the adoption of SFAS No. 154 to have a significant impact on our consolidated results of operations or financial position.

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of APB No. 43,” Chapter 4, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spillage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, we are required to adopt this Statement effective January 1, 2006. We are currently in the process of assessing the impact of the adoption of SFAS No. 151 on our consolidated results of operations and financial position.

(4) Segment Reporting

Our businesses are reported in the following reportable segments: synthetic graphite, which consists of graphite electrodes, cathodes and advanced graphite materials and related services; and other, which consists of natural graphite, carbon electrodes and refractories and related services.

We evaluate the performance of our segments based on gross profit. Intersegment sales and transfers are not material. The accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole.

The following tables summarize financial information concerning our reportable segments.

	For the Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)

Net sales to external customers:
Synthetic Graphite	$640,128	$752,436	$784,148
Other	72,209	95,265	102,551

Net sales	$712,337	$847,701	$886,699

Gross profit:
Synthetic Graphite	$150,998	$186,854	$210,928
Other	17,143	22,661	21,429

Gross profit	$168,141	$209,515	$232,357

Reconciliation of gross profit to income before provision for income taxes and minority stockholders' share of income:
Gross profit	$168,141	$209,515	$232,357
Research and development	10,410	8,040	9,437
Selling, administrative and other expenses	85,546	89,369	100,439
Other (income) expense, net	(12,060)	21,189	18,020
Restructuring charges	19,765	(548)	9,729
Impairment loss on long-lived and other assets	6,991	--	2,904
Antitrust investigations and related lawsuits and claims charges	32,073	(10,901)	--
Interest expense	45,141	39,178	52,716
Interest (income)	(351)	(1,161)	(1,200)

Income (loss) from continuing operations before provision for
(benefit from) income taxes and minority stockholders' share
of income (loss)	$(19,374)	$64,349	$40,312

We do not report assets by reportable segment. Assets are managed based on geographic location because both reportable segments share certain facilities. The following tables summarize information as to our operations in different geographic areas.

	For the Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)
Net sales (a):
U.S	$205,548	$240,303	$263,208
Canada	5,696	3,995	4,469
Mexico	33,442	36,913	47,936
Brazil	40,679	52,199	53,400
France	168,228	183,648	188,561
Italy	32,122	34,808	26,243
Switzerland	102,587	144,123	152,834
South Africa	65,488	69,558	75,947
Spain	27,665	39,419	22,066
Other countries	30,882	42,735	52,035

Total	$712,337	$847,701	$886,699

___________

(a) Net sales are based on location of seller.

	At December 31,
	2004	2005
	(Dollars in thousands)
Long-lived assets (b):
U.S	$70,691	$74,365
Mexico	51,394	52,584
Brazil	27,990	32,982
France	151,232	130,701
Spain	36,723	31,428
South Africa	52,198	46,328
Switzerland	10,568	8,660
Other countries	551	5,468

Total	$401,347	$382,516

___________

(b)    Long-lived assets represent fixed assets, net of accumulated depreciation and goodwill.

(5) Long-Term Debt and Liquidity

The following table presents our long-term debt.

	At December 31,
	2004	2005
	(Dollars in thousands)

Revolving Facility	$-	$39,000
Senior Notes:
Senior Notes due 2012	434,631	434,631
Fair value adjustments for current hedge instruments	(9,891)	-
Fair value adjustments for terminated hedge instruments*	24,484	7,404
Unamortized bond premium	1,611	1,446

Total Senior Notes	450,835	443,481
Debentures**	219,405	220,291
Other European debt	1,206	971

Total	$671,446	$703,743

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

**	Excludes the derivative liability relating to our redemption feature with a make-whole provision, which amounts to $3,986 at December 31, 2004 and $1,284 at December 31, 2005 and is included in other long-term obligations on the Consolidated Balance Sheets.

The aggregate maturities of long-term debt (excluding the fair value adjustments to debt and unamortized bond premium relating to the Senior Notes and including the original value of the derivative liability relating to the Debentures redemption feature with a make-whole provision) for each of the four years subsequent to 2005 and thereafter are set forth in the following table:

2006	2007	2008	2009	2010 (and thereafter)	Total
(Dollars in thousands)

$45	$222	$212	$191	$698,932	$699,602

At December 31, 2004 and 2005, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Senior Facilities, as applicable.

Revolving Facility

On February 8, 2005, we entered into an amended and restated Credit Agreement relating to the Revolving Facility. JPMorgan Chase Bank, N.A. is the administrative agent thereunder.

The Credit Agreement now provides for a Revolving Facility of $215 million, subject to provisions described below regarding the base credit limit. It also provides among other things, for an extension until July 15, 2010 of the maturity of the Revolving Facility and, subject to certain conditions (including a maximum senior secured leverage ratio test), an accordion feature that permits GrafTech Finance to establish additional credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $425 million.

The interest rate applicable to the Revolving Facility is, at our option, either LIBOR plus a margin ranging from 1.25% to 2.25% or, in the case of dollar denominated loans, the alternate base rate plus a margin ranging from 0.25% to 1.25%. The alternate base rate is the higher of (i) the prime rate announced by JP Morgan Chase Bank, N.A. or (ii) the federal fund effective rate plus 0.50%. GrafTech Finance pays a per annum fee ranging from 0.250% to 0.500% (depending on such ratio or rating) on the undrawn portion of the commitments under the Revolving Facility.

The Revolving Facility permits voluntary prepayments (without reducing availability for future revolving borrowings) and voluntary commitment reductions at any time, in each case without premium or penalty.

The obligations under the Revolving Facility are secured (with certain exceptions) by all of the assets of GrafTech Finance (except the unsecured intercompany term notes and unsecured intercompany term note guarantees created under, and pledged in part to secure, the Senior Notes). The obligations under the Revolving Facility are guaranteed (with certain exceptions) by GTI, each of our other domestic subsidiaries (other than AET) and our Swiss subsidiary, our French holding company, our French operating company engaged in the graphite electrode business, and our United Kingdom subsidiary. These guarantees and any intercompany loans of proceeds of borrowings under the Revolving Facility are secured (with certain exceptions, including the assets of AET) by all of the assets (including the AET Pledged Stock) of the respective guarantors and subsidiary borrowers.

Repayment of intercompany loans made to our foreign subsidiaries is restricted unless the relevant subsidiary borrower has no business use for the funds being repaid. The intent of this restriction is to seek to maximize the secured claims of the lenders against the assets of our foreign operating subsidiaries.

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

The amount outstanding under the Credit Agreement (including any debt incurred under the accordion feature) at any time may not exceed a specified base credit limit. The intent of this provision is to seek to reduce credit availability under the Credit Agreement to the extent that there is a net diminution in the value of domestic or Swiss collateral. This provision would not affect the Revolving Facility until net diminution exceeded $110 million.

The Revolving Facility contains a number of covenants that restrict corporate activities. The covenants may restrict our ability to repurchase or redeem the Senior Notes and the Debentures, even if so required thereby. These covenants include financial covenants relating to specified minimum interest coverage ratios and maximum net senior secured debt leverage ratios (which is the ratio of our net senior secured debt to our EBITDA (as defined in the Revolving Facility)). The interest coverage ratio becomes more restrictive if our financial performance were to significantly deteriorate.

In addition to the failure to pay principal, interest and fees when due, events of default under the Revolving Facility include: failure to pay when due, or other defaults permitting acceleration of, other indebtedness exceeding $7.5 million or certain cash management arrangements or interest rate, exchange rate or commodity price derivatives; judgment defaults in excess of $7.5 million to the extent not covered by insurance; and certain changes in control.

Senior Notes

On February 15, 2002, GrafTech Finance issued $400,000 aggregate principal amount of Senior Notes. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002, at the rate of 10.25% per annum. The Senior Notes mature on February 15, 2012.

On May 6, 2002, GrafTech Finance issued $150,000 aggregate principal amount of additional Senior Notes at a purchase price of 104.5% of principal amount, plus accrued interest from February 15, 2002, under the Senior Note Indenture. All of the Senior Notes constitute one class of debt securities under the Senior Note Indenture. The additional Senior Notes bear interest at the same rate and mature on the same date as the Senior Notes issued in February 2002. The $7 million premium received upon issuance of the additional Senior Notes was added to the principal amount of the Senior Notes shown on the Consolidated Balance Sheets and is amortized (as a credit to interest expense) over the term of the additional Senior Notes. As a result of our receipt of such premium, the effective annual interest rate on the additional Senior Notes is about 9.5%. Additional information regarding interest rate swaps is set forth in Note 6 to the Consolidated Financial Statements.

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

Upon the occurrence of a change of control, GrafTech Finance will be required to make an offer to repurchase the Senior Notes at a price equal to 101.00% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. For this purpose, a change in control occurs on:

•	the date on which any person beneficially owns more than 35% of the total voting power of GTI;
•

the date on which individuals, who on the issuance date of the Senior Notes were directors of GTI (or individuals nominated or elected by a vote of 66 2/3% of such directors or directors previously so elected or nominated), cease to constitute a majority of GTI’s Board of Directors then in office;

•	the date on which a plan relating to the liquidation or dissolution of GTI is adopted;
•

the date on which GTI merges or consolidates with or into another person, or another person merges into GTI, or all or substantially all of GTI’s assets are sold (determined on a consolidated basis), with certain specified exceptions; or

•	the date on which GTI ceases to own, directly or indirectly, all of the voting power of GrafTech Global, UCAR Carbon and GrafTech Finance.

GTI, GrafTech Global and UCAR Carbon and other U.S. subsidiaries that collectively hold a substantial majority of our U.S. assets have guaranteed the Senior Notes on a senior unsecured basis, except for the guarantee by UCAR Carbon. The guarantee by UCAR Carbon has been secured by a junior pledge of all of the shares of capital stock (constituting 97.5% of the outstanding shares of capital stock) of AET held by UCAR Carbon (called the “AET Pledged Stock”), subject to certain limitations. Additional information with respect to the guarantees and the pledge is set forth in Note 18 to the Consolidated Financial Statements.

The Senior Notes contain a number of covenants that restrict corporate activities. The covenants may restrict our ability to repurchase or redeem the Debentures, even if so required thereby. In addition to the failure to pay principal and interest when due or to repurchase Senior Notes when required, events of default under the Senior Notes include: failure to pay at maturity or upon acceleration indebtedness exceeding $10 million; and judgment defaults in excess of $10 million to the extent not covered by insurance.

In 2004, we exchanged $35,000 aggregate principal amount of Senior Notes, plus accrued interest of $432, for 3.2 million shares of common stock. Additionally, we purchased $22,869 aggregate principal amount of Senior Notes, plus accrued interest of $942, for $27,342 in cash. These transactions resulted in a loss of $8,724, which has been recorded in other (income) expense, net, on the Consolidated Statements of Operations.

Debentures

On January 22, 2004, GTI issued $225,000 aggregate principal amount of Debentures. Interest on the Debentures is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2004, at the rate of 1.625% per annum. The Debentures mature on January 15, 2024, unless earlier converted, redeemed or repurchased. We recorded the Debentures at the discounted principal value of $218,538 at issuance. Upon issuance, we also recorded a derivative liability of $6,462 for the embedded derivative portion of the Debentures, which is included in other long-term obligations on the Consolidated Balance Sheets. The net proceeds from the offering were approximately $218,812.

A holder of Debentures may convert its Debentures into shares of our common stock at a conversion rate of 60.3136 shares per $1,000 principal amount (equal to a conversion price of approximately $16.58 per share), subject to adjustment upon certain events, only under the following circumstances:

•

prior to January 15, 2019, in any fiscal quarter after the fiscal quarter ending March 31, 2004, if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the first trading day of such fiscal quarter is greater than 125% of the then current conversion price;

•	on or after January 15, 2019, at any time after the last reported sale price of our common stock on any date is greater than 125% of the then current conversion price;
•

during the 5 business days after any 10 consecutive trading days in which the trading price per $1,000 principal amount of Debentures for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the then current conversion rate;

•	if the credit rating or ratings on the Debentures are reduced by two rating categories below those initially assigned to the Debentures by S&P and Moody’s;
•	if the Debentures are called for redemption; or
•	upon the occurrence of certain corporate transactions.

Upon conversion, GTI will have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of our common stock.

Prior to January 15, 2011, the Redemption Make-Whole Option provides that GTI may redeem the Debentures, in whole or in part, at any time, for cash at a redemption price equal to 100% of principal amount, plus accrued and unpaid interest and liquidated damages, if any, only if the last reported sale price of our common stock has exceeded 125% of the then current conversion price for at least 20 trading days during the 30 consecutive trading days ending on the trading day prior to the date on which we mail the notice of redemption. If GTI so redeems the Debentures, GTI will make an additional “make-whole” payment in cash, shares of our common stock or a combination thereof on the redeemed Debentures equal to the present value of all remaining scheduled payments of interest on the redeemed Debentures through January 15,

2011. The Redemption Make-Whole Option qualified as an embedded derivative that was not clearly and closely related to the characteristics of the Debentures upon issuance. Since the Redemption Make-Whole Option does not currently qualify for any scope exception within SFAS No. 133, it is required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments. The embedded derivative financial instrument was classified as a derivative liability upon issuance and is included in the other long-term obligations in the Consolidated Balance Sheet.

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

A holder may require GTI to repurchase some or all of its Debentures on (i) January 15, 2011, January 15, 2014 or January 15, 2019, or (ii) if we experience a “fundamental change” at a repurchase price equal to 100% of principal amount, plus accrued and unpaid interest and liquidated damages, if any. For this purpose, a fundamental change occurs on:

•	the date on which a change in control (which has the same meaning as under the Senior Notes) occurs; or
•

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

Events of default under the Debentures are similar to those under the Senior Notes.

(6) Financial Instruments

We use derivative financial instruments to manage well-defined currency exchange rate, interest rate and commercial energy contract risks. We do not use derivative financial instruments for trading purposes.

Foreign Currency Contracts

The notional amount of open foreign exchange contracts, used by us to minimize foreign currency exposure against euro depreciation, amounted to $54,481 at December 31, 2004. In 2005, one contract expired and we sold all remaining open foreign exchange contracts. As a result, at December 31, 2005, we had no such contracts outstanding. These contracts are marked-to-market monthly and gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. Gains and losses associated with these contracts amounted to a loss of $6,650 in 2003, a loss of $406 in 2004, and a gain of $1,268 in 2005.

Interest Rate Risk Management

We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. Use of these initiatives is allowed under the Senior Notes and the Revolving Facility. We use interest rate swaps to effectively convert fixed rate debt (represented by the Senior Notes) into variable rate debt. At December 31, 2004, we had swaps for a notional amount of $450 million.

At December 31, 2004, $434,631 (out of our total outstanding $450 million notional amount) of interest rate swaps were designated as hedging the exposure to changes in the fair value of the related debt (called a fair value hedge). The related debt for those swaps is the Senior Notes, of which $434,631 aggregate principal amount was outstanding at December 31, 2004. At December 31, 2004 (excluding the offsetting value of our interest rate caps), the principal value of our debt was reduced by $9,891 as a result of our current fair value hedges. The market values of those interest rate swaps, excluding changes in value resulting from accrued interest payable or receivable from the counterparty, are recorded as part of other long-term obligations on the Consolidated Balance Sheets. Accrued interest receivable from or payable to the counterparty is recorded as a component of interest expense on the Consolidated Statement of Operations.

At December 31, 2004, the remaining $15 million of our interest rate swaps were not designated as hedging exposure to changes in the fair value of any specific debt instrument. Any changes in the market value of those swaps are recorded in other (income) expense, net, on the Consolidated Statement of Operations. In 2004, the mark-to-market impact of the undesignated swaps was $350.

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

During the first quarter of 2005, we sold $15 million notional amount of undesignated swaps and paid a nominal fee. Additionally, we sold $150 million notional amount of our fair value hedge swaps and paid $2,950 in cash. Immediately thereafter, we repurchased $150 million notional amount of fair value hedge swaps with a different counterparty. During the second quarter of 2005, we sold $285 million notional amount of swaps and paid $4,831. During the fourth quarter of 2005, we sold $150 million notional amount of swaps and paid $6,845. As a result of these transactions, at December 31, 2005, we had no notional amount of swaps outstanding.

At December 31, 2004, the variable interest rate was calculated based on the six month LIBOR rate as of the date of payment plus 5.7940%, calculated in arrears. During 2005, a portion of the variable interest rate was calculated based on the six month LIBOR rate as of the date of payment plus 5.7940% calculated in arrears and a portion of the variable interest rate was calculated based on the six month LIBOR, set in advance, plus 5.7967%. At December 31, 2005, the Senior Notes are at a fixed rate of 10.25% per annum.

When we sell a fair value hedge swap, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through debt-for-equity exchanges, repurchases or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs. At December 31, 2004 and 2005, the principal value of our debt was increased by $24,484 and $7,404, respectively, as a result of gains realized from previously sold swaps. The net impact of current and terminated hedge instruments was a $14,593 and a $7,404 increase in the fair value of our debt at December 31, 2004 and 2005, respectively, and was recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.”

Additional information with respect to the impact of our swaps on interest expense is set forth in Note 7 to the Consolidated Financial Statements.

We enter into agreements with financial institutions that are intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. At December 31, 2004, we had interest rate caps for a notional amount of $500 million, which effectively capped our interest rate exposure, represented by the net impact of our swaps on the Senior Notes, to no greater than 11.3% per annum. During 2005, we sold all of our outstanding interest rate caps. All of our interest rate caps are marked-to-market monthly. Gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. The fair value adjustment on caps was a $914 loss for 2003, a $3,827 loss for 2004, and a $527 loss for 2005.

Commercial Energy Rate Contracts

We have in the past entered into, and may in the future enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The unrealized gain on outstanding contracts at December 31, 2003 amounted to $917. At December 31, 2005, we had fixed about 23% of our worldwide natural gas exposure through 2006 using such contracts. The outstanding contracts at December 31, 2005 were a nominal receivable.

We are required to provide cash collateral to certain counterparties to the extent that the fair market value of the natural gas derivative contracts exceeds a specific threshold. At December 31, 2005, this threshold was $15 million. We were not required to provide any cash collateral at December 31, 2005.

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

Long-Term Debt—Fair value of long-term debt, including the embedded derivative instrument in the Debentures was $720,175 at December 31, 2004 and $663,695 at December 31, 2005.

Foreign currency contracts—Foreign currency contracts are carried at market value. The fair market value of open foreign exchange contracts used by us to minimize foreign currency exposure was an asset of $528 at December 31, 2004. We did not have any such contracts outstanding at December 31, 2005.

Interest rate swaps and caps—The fair value of our interest rate swaps was $9,891 at December 31, 2004. The fair value of our interest rate caps was $769 at December 31, 2004. We had no such instruments outstanding at December 31, 2005. See “Interest Rate Risk Management” above.

Natural gas contracts—See “Commercial Energy Rate Contracts” above.

(7) Interest Expense

The following table presents an analysis of interest expense:

	For the Year Ended December 31,
	(Dollars in thousands)
	2003	2004	2005
Interest incurred on debt	$62,351	$49,808	$50,984
Interest rate swap benefit	(13,022)	(10,092)	(1,633)
Amortization of fair value adjustments for terminated hedge
instruments	(2,222)	(2,468)	(1,744)
Accelerated amortization of fair value adjustments for
terminated hedge instruments due to reduction of Senior
Notes	(5,734)	(4,746)	-
Amortization of debt issuance costs	3,148	4,834	3,569
Interest on DOJ antitrust fine, including imputed interest	955	710	507
Amortization of premium on Senior Notes	(687)	(243)	(162)
Amortization of discount on Debentures	-	867	885
Interest incurred on other items	352	508	310

Total interest expense	$45,141	$39,178	$52,716

Interest rates

At December 31, 2004, the Revolving Facility had an effective interest rate of 6.2%, our $435,000 principal amount of Senior Notes had an effective rate of 8.6% (i.e., a fixed rate of 10.25%, effectively swapped to a variable rate of the LIBOR plus 5.7940%) and our $225,000 principal amount of Debentures had a fixed rate of 1.625%.

At December 31, 2005, the Revolving Facility had an effective interest rate of 6.8%, our $434,631 principal amount of Senior Notes had a fixed rate of 10.25% and an effective rate of 10.02% (including the effect of the amortization of fair value adjustments for terminated hedge instruments) and our $225,000 principal amount of Debentures had a fixed rate of 1.625%.

(8) Other (Income) Expense, Net

The following table presents an analysis of other (income) expense, net:

	For the Year Ended December 31,
	(Dollars in thousands)
	2003	2004	2005
Loss on reduction of Senior Notes	$616	$8,782	$-
Currency (gains) losses	(42,149)	(8,527)	14,868
Bank and other financing fees	4,503	3,137	2,433
Legal, environmental and other related costs	2,670	8,510	2,814
Employee benefit curtailment, settlement and other	3,504	(182)	(145)
Fair value adjustments on interest rate caps	914	3,827	527
Foreign currency exchange rate contracts (gains) losses	6,650	406	(1,268)
Fair value adjustments on Debenture Redemption Make-Whole
Option	-	(2,475)	(2,702)
Former parent company lawsuit legal expenses	-	692	-
Relocation expenses	820	927	905
Non-income taxes	3,434	3,395	-
Write-off of fixed or other assets	4,278	2,049	-
Gain on sale of assets	(1,026)	(2,847)	(748)
Write-off of capitalized bank fees and related debt
extinguishment costs	2,357	344	1,557
Other	1,369	3,151	(221)

Total other (income) expense, net	$(12,060)	$21,189	$18,020

We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2004 and 2005, the aggregate principal amount of these loans was $414,457 and $318,663, respectively (based on currency exchange rates in effect at such date). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other income (expense), net, on the Consolidated Statements of Operations. In 2003, we had a net total of $42,149 of currency gains, including $41,920 of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2004, we had a net total of $8,527 of currency gains, including $9,835 of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2005, we had a net total of $14,868 of currency losses, including $14,611 of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency.

(9) Supplementary Balance Sheet Detail

The following tables present supplementary balance sheet details:

	At December 31,
	2004	2005
	(Dollars in thousands)

Accounts and notes receivable, net:
Trade	$184,363	$170,014
Other	25,619	17,698

	209,982	187,712
Allowance for doubtful accounts	(4,001)	(3,132)

	$205,981	$184,580

Inventories:
Raw materials and supplies	$59,388	$74,650
Work in process	141,586	150,816
Finished goods	24,130	29,572

	$225,104	$255,038

Property, plant and equipment:
Land and improvements	$30,516	$29,802
Buildings	159,910	154,947
Machinery and equipment and other	899,370	865,841
Construction in progress	41,424	35,803

	$1,131,220	$1,086,393

Accounts payable:
Trade	$66,967	$73,363
Interest	18,922	18,829

	$85,889	$92,192

Other accrued liabilities:
Accrued vendors payable	$40,426	$33,173
Payrolls (including incentive programs)	6,132	4,410
Restructuring	6,079	10,190
Employee compensation and benefits	12,098	11,828
Accrued interest	424	1,319
Liabilities and expenses associated with antitrust investigations and related lawsuits and claims	17,077	20,625
Other	16,566	15,445

	$98,802	$96,990

Other long term obligations:
Postretirement benefits	$44,333	$25,749
Pension and related benefits	35,260	51,243
Liabilities and expenses associated with antitrust investigations
and related lawsuits and claims	26,000	5,375
Long-term environmental liabilities	4,990	4,429
Fair value of interest rate swap	9,891	-
Derivative liability (Redemption Make-Whole Option)	3,986	1,284
Restructuring	2,773	1,337
Other	22,229	18,287

	$149,462	$107,704

The following table presents an analysis of the allowance for doubtful accounts:

	At December 31,
	2004	2005
	(Dollars in thousands)
Balance at beginning of year	$3,921	$4,001
Additions	368	479
Deductions	(288)	(1,348)

Balance at end of year	$4,001	$3,132

(10) Leases and Other Long Term Obligations

Lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)

2006	$4,063
2007	2,720
2008	2,404
2009	2,093
2010	2,004
After 2010	1,924

Total lease and rental expenses under non-cancelable operating leases extending one year or more were about $2,248 in 2003, $2,227 in 2004 and $4,067 in 2005.

During 2001, we outsourced our information technology function to CGI Group Inc. (“CGI”). Under this ten-year agreement, CGI manages our data services, networks, desktops and telecommunications. This contract was amended in the third quarter of 2005, effectively reducing the scope of services provided by CGI. The following schedule sets forth the future payments for base services.

(Dollars in thousands)

2006	$4,474
2007	4,388
2008	4,388
2009	4,388
2010	4,388
After 2010	1,250

In September 2002, we entered into a ten-year outsourcing contract with CGI to provide finance and accounting business process services valued at $36 million. On November 15, 2005, we entered into a memorandum of agreement with CGI, terminating such services. The memorandum was entered into after the parties determined that the termination of the ten-year outsourcing contract was in their mutual best interest. Such termination is effective during the first quarter of 2006. Thereafter, we will be solely and entirely responsible for all of the services previously rendered by CGI under this contract. As a result, at December 31, 2005, our future payments amount to about $750 and will be paid during 2006.

(11) Benefit Plans

Defined Benefit Plans

Until February 25, 1991, we participated in the U.S. retirement plan of Union Carbide Corporation (“Union Carbide”). Effective February 26, 1991, we formed our own U.S. retirement plan which covers substantially all U.S. employees. Retirement and death benefits related to employee service through February 25, 1991 are covered by the Union Carbide plan. Benefits paid by the Union Carbide plan are based on final average pay through February 25, 1991, plus salary increases (not to exceed 6% per year) until January 26, 1995 when Union Carbide ceased to own at least 50% of the equity of GTI. All our employees who retired prior to February 25, 1991 are covered under the Union Carbide plan. Pension benefits under our plan are based primarily on years of service and compensation levels prior to retirement. Prior to January 1, 2002, our plan was a defined benefit plan. Effective January 1, 2002, a new defined contribution plan was established for U.S. employees. Some employees had the option to remain in the defined benefit plan for an additional period of up to five years. Those employees without the option to remain in the defined benefit plan for an additional five years began participating in the defined contribution plan and their benefits under the defined benefit plan were frozen as of December 31, 2001. Those employees with the initial option to remain in the defined benefit plan began participating in the defined contribution plan as of April 1, 2003 and their benefits under the defined benefit plan were frozen as of March 31, 2003. Effective March 31, 2003, we froze the qualified defined benefit plan for our remaining U.S. employees and closed our non-qualified U.S. defined benefit plan for the participating salaried workforce. Under the new defined contribution plan, we make quarterly contributions to each individual employee’s account equal to 2.5% of the employee’s pay up to the social security wage base ($90 in 2004 and $94 in 2005) plus 5% of their pay above the social security wage base. In 2005, we recorded expense of $1,355 related to this plan.

Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves.

We use a December 31 measurement date for all of our plans.

The components of our consolidated net pension costs are set forth in the following table.

	For the Year Ended December 31,
	2003		2004		2005
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)

Service cost	$2,050	$1,007	$912	$309	$740	$424
Interest cost	7,904	4,178	7,528	4,349	7,714	4,434
Expected return on assets .	(7,248)	(3,907)	(8,329)	(4,123)	(8,768)	(4,265)
Amortization	455	411	176	354	1,355	990
Special termination benefits	2,490	298	-	-	-	485
Settlement (gain) loss	(5,514)	(128)	-	(535)	-	743
Curtailment loss	254	366	-	1	-	(212)

	$391	$2,225	$287	$355	$1,041	$2,599

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of and the funded status of our pension plans are as follows:

	Pension Benefits at December 31,
	2004		2005
	U.S.	Foreign	U.S.	Foreign

Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$124,875	$73,172	$131,009	$74,773
Service cost	912	309	740	424
Interest cost	7,528	4,349	7,714	4,434
Impact of plan amendments	-	528	-	-
Participant contributions	-	-	-	96
Foreign currency exchange rates	-	6,345	-	(7,464)
Actuarial loss	7,796	2,792	10,994	9,851
Divestiture	-	-	-	-
Curtailment	(1,901)	-	-	-
Settlement	-	(9,374)	-	(1,443)
New plan 87	-	-	-	1,189
Special termination benefits	-	241	-	485
Benefits paid	(8,203)	(3,587)	(8,381)	(6,194)

Net benefit obligation at end of year	$131,007	$74,775	$142,076	$76,151

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$91,876	$59,714	$109,988	$63,834
Actual return on plan assets	3,307	5,473	1,227	9,141
New plan	-	-	-	1,420
Foreign currency exchange rate changes	-	5,442	-	(6,216)
Employer contributions	23,008	6,166	570	1,766
Employee contributions	-	-	-	96
Settlement	-	(9,374)	-	(1,443)
Benefits paid	(8,203)	(3,587)	(8,381)	(6,194)

Fair value of plan assets at end of year	$109,988	$63,834	$103,404	$62,404

	Pension Benefits at December 31,
	2004		2005
	U.S.	Foreign	U.S.	Foreign

Reconciliation of funded status:
Funded status at end of year	$(21,020)	$(10,941)	$(38,672)	$(13,748)
Unrecognized net transition asset	-	(1,179)	-	(729)
Unrecognized prior service cost	-	1,673	-	1,328
Unrecognized net actuarial loss	25,180	14,959	42,362	16,490

Net amount recognized at end of year	$4,160	$4,512	$3,690	$3,341

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$-	$3,138	$-	$2,630
Accrued benefit liability	(21,020)	(8,012)	(38,672)	(7,845)
Intangible asset	-	642	-	491
Accumulated other comprehensive loss	25,180	8,744	42,362	8,065

Net amount recognized	$4,160	$4,512	$3,690	$3,341

The accumulated benefit obligation for all defined pension plans was $197,607 at December 31, 2004 and $208,819 at December 31, 2005.

We annually re-evaluate assumptions and estimates used in projecting pension assets, liabilities and expenses. These assumptions and estimates may affect the carrying value of pension assets, liabilities and expenses in the Consolidated Financial Statements. Assumptions used to determine net pension costs and pension projected benefit obligations are set forth in the following table:

	Pension Benefit Obligations
	At December 31,
	2004	2005
Weighted average assumptions to determine benefit obligations:
Discount rate	5.99%	5.66%
Rate of compensation increase	4.20%	3.51%

	Pension Benefit Costs
	At December 31,
	2004	2005
Weighted average assumptions to determine net cost:
Discount rate	6.36%	5.99%
Expected return on plan assets	7.73%	7.71%
Rate of compensation increase	4.15%	3.51%

We adjust our discount rate annually in relation to the rate at which the benefits could be effectively settled. Discount rates are set for each plan in reference to the yields available on AA-rated corporate bonds of appropriate currency and duration. The appropriate discount rate is derived by developing an AA-rated corporate bond yield curve in each currency. The discount rate for a given plan is the rate implied by the yield curve for the duration of that plan's liabilities. In certain countries, where little public information is available on which to base discount rate assumptions, the discount rate is based on government bond yields or other indices and approximate adjustments to allow for the differences in weighted durations for the specific plans and/or allowance for assumed credit spreads between government and AA corporate bonds.

The expected return on assets assumption represents our best estimate of the long-term return on plan assets and generally was estimated by computing a weighted average return of the underlying long-term expected returns on the different asset classes, based on the target asset allocations. The expected return on assets assumption is a long-term assumption that is expected to remain the same from one year to the next unless there is a significant change in the target asset allocation, the fees and expenses paid by the plan or market conditions.

The rate of compensation assumption is generally based on salary increases.

Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2005, by asset category:

	Percentage of Plan
	Assets at December 31, 2005
	U.S.	Foreign
Equity securities	69%	35%
Fixed Income	30	52
Other	1	13

Total	100%	100%

Investment Policy and Strategy. The investment policy and strategy of the U.S. plan is to invest approximately 75% (60% large cap, 25% small- and mid-cap, 15% international) in equities and approximately 25% in short duration fixed income securities. The trust allows the plan to be invested up to 80% in equities, including shares of our common stock. Rebalancing is undertaken monthly. The investment policy of the U.K. plan is to invest 0% to 40% in equities and 60% to 100% debt securities. The goal of both plans is to fully fund the plans as soon as possible while investing plan assets prudently. To the extent we maintain plans in other countries, asset diversification ranges are between 5%-30% for equity investments and between 7%-95% for fixed income investments. For each plan, the investment policy is set within both asset return and local statutory requirements.

The following table presents our retirement plan weighted average target asset allocations at December 31, 2005, by asset category:

	Percentage of Targeted Plan
	Assets at December 31, 2005
	U.S.	Foreign
Equity securities	75%	35%
Fixed Income	25	53
Other	-	12

Total	100%	100%

The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2004		2005
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Accumulated benefit obligation	$131,009	$59,252	$142,076	$64,989
Fair value of plan assets	109,988	51,241	103,404	60,226

The following table presents information for pension plans with a projected benefit obligation in excess of plan assets at December 31:

	2004		2005
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Projected benefit obligation	$131,008	$74,774	$142,076	$75,187
Fair value of plan assets	109,988	63,834	103,404	61,238

The following table represents projected future pension plan cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)

Expected contributions in 2006:
Expected employer contributions	$570	$4,250
Expected employee contributions	-	-

Estimated future benefit payments reflecting expected future service for the fiscal years ending December 31:
2006	9,022	8,753
2007	9,206	3,484
2008	9,108	3,082
2009	8,873	3,105
2010	8,848	3,627
2011-2015	45,819	34,671

Postretirement Benefit Plans

We provide healthcare and life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies and health care providers. We accrue the estimated net postretirement benefit costs during the employees’ credited service periods. We use a December 31 measurement date for all of our plans.

In July 2002, we amended our U.S. postretirement medical coverage. In 2003 and 2004, we discontinued the Medicare Supplement Plan (for retirees 65 years or older or those eligible for Medicare benefits). This change applied to all U.S. active employees and retirees. In June 2003, we announced the termination of the existing early retiree medical plan for retirees under age 65, effective December 31, 2005. In addition, we limited the amount of retiree’s life insurance after December 31, 2004. These modifications are accounted for prospectively. The impact of these changes is being amortized over the average remaining period to full eligibility of the related postretirement benefits and resulted in a $7,618 net benefit in 2003, a $11,902 net benefit in 2004 and a $14,000 net benefit in 2005, reflected on the Consolidated Statements of Operations.

The components of our consolidated net postretirement cost (benefit) are set forth in the following table:

	For the Year Ended December 31,
	2003		2004		2005
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service Cost	$278	$127	$109	$215	$18	$238
Interest Cost	2,164	993	1,275	1,181	743	1,292
Amortization	(11,195)	15	(14,733)	51	(16,387)	96

	$(8,753)	$1,135	$(13,349)	$1,447	$(15,626)	$1,626

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of and the funded status of our postretirement plans is set forth in the following table:

	Postretirement Benefits at December 31,
	2004		2005
	U.S.	Foreign	U.S.	Foreign
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$27,703	$16,090	$14,939	$18,793
Service cost	109	215	18	238
Interest cost	1,275	1,181	743	1,292
Impact of plan amendments	(12,077)	—	—	—
Foreign currency exchange rates	—	1,776	—	(237)
Actuarial loss	1,767	861	(252)	(157)
Divestiture	—	—	—	—
Curtailment	—	—	—	—
Settlement	—	—	—	—
Special termination benefits	—	—	—	—
Gross benefits paid	(3,838)	(1,331)	(3,202)	(1,145)

Net benefit obligation at end of year	$14,939	$18,792	$12,246	$18,784

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Foreign currency exchange rate changes	—	—	—	—
Employer contributions	3,838	1,331	3,202	1,145
Settlement	—	—	—	—
Gross benefits paid	(3,838)	(1,331)	(3,202)	(1,145)

Fair value of plan assets at end of year	$—	$—	$—	$—

	Postretirement Benefits at December 31,
	2004		2005
	U.S.	Foreign	U.S.	Foreign
Reconciliation of funded status:
Funded status at end of year	$(14,939)	$(18,792)	$(12,246)	$(18,784)
Unrecognized prior service cost	(52,478)	(4,301)	(31,366)	$(4,165)
Unrecognized net actuarial loss	39,536	6,641	34,559	6,253

Net amount recognized at end of year	$(27,881)	$(16,452)	$(9,053)	$(16,696

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$-	$-	$-	$-
Accrued benefit liability	(27,881)	(16,452)	(9,053)	(16,969)
Intangible asset	—	—	—	—
Accumulated other comprehensive income	—	—	—	—

Net amount recognized	$(27,881)	$(16,452)	$(9,053)	$(16,969)

We annually re-evaluate assumptions and estimates used in projecting the postretirement liabilities and expenses. These assumptions and estimates may affect the carrying value of postretirement plan liabilities and expenses in our Consolidated Financial Statements. Assumptions used to determine net postretirement benefit costs and postretirement projected benefit obligation are set forth in the following table:

	Postretirement Benefit Obligations
	At December 31,
	2004	2005
Weighted average assumptions to determine benefit obligations:
Discount rate	6.69%	6.07%
Health care cost trend on covered charges:
Initial	8.00%	8.23%
Ultimate	4.79%	5.77%
Years to ultimate	9	8

	Postretirement Benefit Costs
	At December 31,
	2004	2005
Weighted average assumptions to determine net cost:
Discount rate	6.99%	6.69%
Health care cost trend on covered charges:
Initial	8.47%	7.81%
Ultimate	4.13%	5.62%
Years to ultimate	9	7

For 2003, 2004 and 2005, as a result of certain amendments to our U.S. postretirement benefits, health care cost trend rates have no material effect on the amounts reported for net postretirement benefits.

Discount rates are set for each plan in reference to the yields available on AA-rated corporate bonds of appropriate currency and duration. The appropriate discount rate is derived by developing an AA-rated corporate bond yield curve in each currency. The discount rate for a given plan is the rate implied by the yield curve for the duration of that plan's liabilities. In certain countries, where little public information is available on which to base discount rate assumptions, the discount rate is based on government bond yields or other indices and approximate adjustments to allow for the differences in weighted durations for the specific plans and/or allowance for assumed credit spreads between government and AA-rated corporate bonds.

The following table represents projected future postretirement cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2006:
Expected employer contributions	$383	$1,190
Expected employee contributions	-	-

Estimated future benefit payments reflecting expected future service for the fiscal years ending December 31:
2006	383	1,190
2007	340	1,244
2008	376	1,291
2009	510	1,351
2010	526	1,415
2011-2015	1,364	8,033

Other Non-Qualified Benefit Plans

Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation plans for certain eligible employees. We established benefits protection trusts (collectively, the “Trust”) to partially provide for the benefits of employees participating in these plans. At December 31, 2004 and December 31, 2005, the Trust had assets of approximately $505 and $915, respectively, which are included in other assets on the Consolidated Balance Sheets. These assets include 426,400 shares of common stock that we contributed to the Trust in March 2001. These shares, if later sold, could be used for partial funding of our future obligations under certain of our compensation and benefit plans. The shares held in Trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be sold or otherwise used for funding purposes.

Savings Plan

Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. On January 1, 2002, the plan was revised to allow employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. For 2003, 2004 and 2005, we contributed on behalf of each participating employee, in units of a fund that invests entirely in our common stock, 100% on the first 3% contributed by the employee and 50% on the next 2% contributed by the employee. We contributed 128,241 shares in 2004, resulting in expense of $1,565 and 301,194 shares in 2005, resulting in expense of $1,622.

(12) Restructuring and Impairment Charges

At December 31, 2005, the outstanding balance of our restructuring reserve was $11,527. We expect the majority of the remaining payments to be paid by the end of 2007. The components of the balance at December 31, 2005 consisted primarily of:

Synthetic Graphite Segment:

•	$6,044 related to the rationalization of our synthetic graphite facilities, including those in Brazil, France, and Russia;
•	$3,897 related to the closure of our graphite electrode manufacturing operations in Caserta, Italy; and
•	$700 related to the phase out of our graphite electrode machining operations in Clarksville, Tennessee.

Other Segment and Corporate:

•	$794 related primarily to remaining lease payments on our former corporate headquarters; and
•	$92 related to the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio.

In 2003, we recorded a net restructuring charge of $19,765, consisting of an $11,266 charge associated with the closure and settlement with certain of our U.S pension plans, with the remaining primarily due to further organizational changes.

In 2004, we recorded a net restructuring benefit of $548, comprised primarily of the following:

•

a $2,473 net benefit associated with the closure of our graphite electrode manufacturing operations in Caserta, Italy (consisting of a reduction in cost estimate, partially offset by the completion of further severance agreements for employees terminated in connection with the closure), offset by

•	a $1,329 charge relating primarily to severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom; and
•	a $596 charge associated primarily with changes in estimates related to U.S. voluntary and selective severance programs.

In 2005, we recorded a net restructuring charge of $9,729, comprised primarily of the following:

•	a $6,100 charge associated with the rationalization of our synthetic graphite facilities, including those in Brazil, France, and Russia;
•	a $3,194 charge associated with the closure of our graphite electrode manufacturing operations at Caserta, Italy;

•	a $523 charge primarily associated with the relocation of our Corporate Headquarters from Wilmington, Delaware to Parma, Ohio;
•

an $804 charge associated with the phase out of our graphite electrode machining operations in Clarksville, Tennessee, scheduled for completion in the third quarter of 2006, and the closure of our administrative offices in Clarksville, scheduled for completion at the end of the first quarter of 2006; and

•	a $430 charge associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom; offset by
•	a $1,322 benefit associated with a change in estimate pertaining to the closure of certain graphite electrode manufacturing operations.

We expect to record additional charges in 2006 related to such initiatives.

The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets. The following table summarizes activity relating to the accrual:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)

Balance at December 31, 2003	$19,253	$9,410	$28,663

Restructuring charges	4,321	985	5,306
Change in estimates	—	(5,854)	(5,854)
Payments and settlements, including non-cash items of $2,814	(18,367)	(1,300)	(19,667)
Effect of change in currency exchange rates	340	64	404

Balance at December 31, 2004	5,547	3,305	8,852

Restructuring charges	10,880	474	11,354
Change in estimates	(260)	(1,365)	(1,625)
Payments and settlements, majority of which are cash payments	(4,999)	(1,671)	(6,670)
Effect of change in currency exchange rates	(435)	51	(384)

Balance at December 31, 2005	$10,733	$794	$11,527

In 2003, we recorded impairment charges of $6,991. Such charges consisted of $5,370 pertaining primarily to write-off of the remaining fixed assets in connection with the closure of our graphite electrode manufacturing operation in Caserta, Italy and $1,621 pertaining primarily to the net write-off of the remaining book value of assets of our former graphite electrode manufacturing operations in Clarksville, Tennessee.

In 2005, we recorded a $2,904 charge related to the impairment of our long-lived carbon electrode fixed assets in Columbia, Tennessee. The future estimated undiscounted cash flows expected to result from the use of these assets were below their respective carrying amounts. As a result, an impairment loss was measured as the difference between the assets’ carrying amount and fair value, which was based on current estimates of market price.

(13)	Management Compensation and Incentive Plans

Stock Options

We historically have maintained several stock incentive plans. The aggregate number of shares reserved under the plans since their initial adoption was 14,500,000 shares at December 31, 2003 and December 31, 2004 and 19,300,000 shares at December 31, 2005. Such plans permitted options, restricted stock and other awards to be granted to employees and, in the case of two plans, also to non-employee directors.

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted in the second quarter of 2005. The 2005 Plan provides that the Management Stock Incentive Plan (Original Version), the Management Stock Incentive Plan (Senior Version), the Management Stock Incentive Plan (Mid-Management Version), the 1995 Equity Incentive Plan and the 1996 Mid-Management Equity Incentive Plan (collectively, the “existing plans”) are frozen and will remain in effect only to the extent of awards outstanding under the existing plans on May 25, 2005. The 2005 Plan initially covers 4,800,000 shares. Shares under the existing plans are added to and become available for awards under the 2005 Plan to the extent (but only to the extent) that stock options or stock grants outstanding on May 25, 2005 under the existing plans expire or are canceled or forfeited before they are exercised or vest, respectively, and limited to the extent of the current outstanding awards.

In 2003, we granted options to purchase shares as follows:

•

Options for 3,188,435 shares were issued to certain officers, management and directors at exercise prices ranging from $2.85 to $12.23 per share. We granted 10-year options for 91,935 shares that vest one year from the grant date and 10-year options for 25,000 shares that vest two years from the grant date. In addition, we granted options for 3,071,500 shares in connection with our long-term incentive program. These options were scheduled to vest on July 31, 2008 and expire December 31, 2008. Accelerated vesting occurs if certain cash flow performance targets are achieved in each of 2003, 2004 and 2005. At December 31, 2004, 1,109,634 of such options were vested. On November 30, 2005 the Compensation, Organization and Pension Committee of GrafTech’s Board of Directors vested the balance of these shares. At December 31, 2005, 3,061,767 of these options were vested.

In 2004, we granted options to purchase shares as follows:

•

Options for 199,421 shares were issued to certain officers, management and directors at exercise prices ranging from $8.91 to $14.82 per share. We granted 10-year options for 30,421 shares that vest one year from the grant date and 10-year options for 84,500 shares that vest two years from the grant date. In addition, we granted options for 84,500 shares in connection with our long-term incentive program. These options were scheduled to vest July 31, 2008 and expire December 31, 2008. Accelerated vesting could occur if certain cash flow performance targets were achieved in each of 2004 and 2005. At December 31, 2004, none of these options were vested. On November 30, 2005 the Compensation, Organization and Pension Committee of GrafTech’s Board of Directors vested such options. Therefore, at December 31, 2005, 114,921 of these options were vested.

In 2005, we granted 10-year options to purchase shares as follows:

•

Options for 195,000 shares were issued to certain officers and management at exercise prices ranging from $4.00 to $9.01 per share. All of these options vest two years from the date of grant. At December 31, 2005, none of these shares were vested.

The following table summarizes the status of our stock-based compensation plans at the dates and for the periods indicated:

	For the Year Ended December 31,
	2003		2004		2005
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Shares Exercise Price	Shares	Weighted-Average Exercise Price
	(Shares in thousands)
Time vesting options:
Outstanding at beginning of year	9,005	$15.34	11,208	$13.14	10,631	$13.42
Granted at market price	3,208	6.59	199	12.01	195	6.62
Exercised	(552)	8.45	(712)	8.36	-	-
Forfeited/canceled	(453)	15.81	(64)	17.65	(243)	13.81

Outstanding at end of year	11,208	13.14	10,631	13.42	10,583	13.28

Options exercisable at year end	7,593	15.44	7,108	16.32	10,240	13.40
Weighted-average fair value of options granted during year:
At market		6.59		7.16		4.80
Performance vesting options:
Outstanding at beginning of year	378	$7.60	332	$7.60	242	$7.60
Granted	-	-	-	-	-	-
Exercised	(46)	7.60	(90)	7.60	-	-
Forfeited/canceled	-	-	-	-	-	-

Outstanding at end of year	332	7.60	242	7.60	242	7.60

Options exercisable at year end	332	$7.60	242	$7.60	242	$7.60

The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2003, 2004 and 2005, respectively: dividend yield of 0.0% for all years; expected volatility of 76% in 2003, 67% in 2004 and 72% in 2005; risk-free interest rates of 4.0% in 2003, 3.7% in 2004 and 4.2% in 2005; and expected lives of 6 years in 2003, 6 years in 2004 and 8 years in 2005.

The following table summarizes information about stock options outstanding at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted- Average Exercise Prices
	(Shares in thousands)
Time vesting options:
$2.83 to 11.10	6,609	4 years	$ 7.51	6,414	$ 7.54
$11.60 to $19.06	2,486	3 years	16.46	2,338	16.64
$22.82 to $29.22	116	2 years	25.54	116	25.54
$30.59 to $40.44	1,372	1 year	34.28	1,372	34.28

	10,583		13.28	10,240	13.40

Performance vesting options:
$7.60	242	1 year	7.60	242	7.60

Restricted Stock

In 2005, we granted 1,355,907 shares of restricted stock to certain directors, officers and employees at prices ranging from $3.80 to $8.49.  Of these shares, 40,000 shares vest one year from the date of grant, 455,907 shares vest two years from the date of grant and 860,000 shares vest over a three-year period, with one-third of the shares vesting on the anniversary date of the grant in each of the next three years.

Incentive Compensation Plans

In 2000, we implemented global incentive programs for our worldwide salaried and hourly employees. These plans were based on our financial performance and achievement of strategic or, in the case of hourly employees, local targets. The cost for this plan was nil in 2002. In 2003, the Incentive Compensation Program (the “ICP”) replaced the former programs, creating one program for all employees. The ICP is based primarily on achieving cash flow targets and, to a lesser extent, strategic targets. The cost for the ICP was $11,413 in 2003 and nil in 2004 and 2005.

(14) Contingencies

Antitrust Investigations

In 1997, the DOJ and the EU Competition Authority commenced investigations into alleged violations of the antitrust laws in connection with the sale of graphite electrodes. The antitrust authorities in Canada, Japan and Korea subsequently began similar investigations. The EU Competition Authority also commenced an investigation into alleged antitrust violations in connection with the sale of specialty graphite. These antitrust investigations have been resolved. Several of the investigations resulted in the imposition of fines against us. These fines, or payments in accordance with a payment schedule in the case of the DOJ antitrust fine, have been timely paid. At December 31, 2004 and December 31, 2005, $43,077 and $26,000 remained in the reserve for liabilities and expenses in connection with these antitrust investigations and related lawsuits and claims, respectively. The reserve is unfunded and represents the remaining DOJ antitrust fine obligation, with quarterly payments scheduled through January 2007.

Antitrust Lawsuits

Through December 31, 2005, except as described in the following paragraphs, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. All payments due have been timely paid.

In 1999 and 2000, we and other producers of graphite electrodes were served with three complaints commencing three separate civil antitrust lawsuits in the United States District Court for the Eastern District of Pennsylvania (“EDPA District Court”.) In March 2002, we were served with another complaint commencing a separate civil antitrust lawsuit in the EDPA District Court. These lawsuits are called the “foreign customer lawsuits.” The first complaint, entitled Ferromin International Trade Corporation, et al. v. UCAR International Inc., et al., was filed by 27 steelmakers and related parties, all but one of whom are located outside the U.S. The second complaint, entitled BHP New Zealand Ltd. et al. v. UCAR International Inc., et al. was filed by 4 steelmakers, all of whom are located outside the U.S. The third complaint, entitled Saudi Iron and Steel Company v. UCAR International Inc., et al., was filed by a steelmaker who is located outside the U.S. The fourth complaint, entitled Arbed, S.A., et al. v. Mitsubishi Corporation, et al., was filed by 5 steelmakers, all of whom are located outside the U.S. In each complaint, the plaintiffs allege that the defendants violated U.S. federal antitrust law in connection with the sale of graphite electrodes sold or sourced from the U.S. and those sold and sourced outside the U.S. The plaintiffs seek, among other things, an award of treble damages resulting from such alleged violations. We believe that we have strong defenses against claims alleging that purchases of graphite electrodes outside the U.S. are actionable under U.S. federal antitrust law. We filed motions to dismiss the first and second complaints. In June and July 2001, our motions to dismiss the first and second complaints were granted with respect to substantially all of the plaintiffs’ claims. The claims not dismissed relate to sales invoiced from the United States. Appeals were filed by the plaintiffs and the defendants with the U.S. Court of Appeals for the Third Circuit with regard to these dismissals. The U.S. Court of Appeals for the

Third Circuit heard oral argument on these appeals on March 11, 2003. The third complaint was dismissed without prejudice to refile pending the resolution of such appeals. We filed a motion to stay the lawsuit commenced by the fourth complaint pending resolution of appeals in the other foreign customer lawsuits, and such motion was granted in July 2002. In June 2004, the U.S. Supreme Court issued its decision in the case of F. Hoffman-LaRoche v. Empagran S.A. et al., an antitrust case brought by foreign purchasers against the participants in an international vitamins cartel. Because of the relevance of this decision to the foreign customer lawsuits, the U.S. Court of Appeals for the Third Circuit reviewed the impact of this decision on the pending appeals in the foreign customer lawsuits. Subsequently, in August 2004, the U.S. Court of Appeals for the Third Circuit remanded the case to the EDPA District Court for its consideration of the impact of the Empagran decision on the foreign customer lawsuits.

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. Claims accrued but not yet paid amounted to $646 at December 31, 2004 and $610 at December 31, 2005. The following table presents the activity in this accrual for 2005:

Balance at December 31, 2004	$646
Product warranty charges	2,402
Payments and settlements	(2,438)

Balance at December 31, 2005	$610

(15) Income Taxes

The following table summarizes the U.S. and non-U.S. components of income (loss) before provision for income taxes, minority interest and income from discontinued operations.

	For the Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)
U.S	$(49,414)	$(1,720)	$(43,891)
Non-U.S	30,040	66,069	84,203

	$(19,374)	$64,349	$40,312

Total income taxes were allocated as set forth in the following table.

	For the Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)
Income tax expense from continuing operations	$4,695	$46,310	$165,813
Income tax expense from discontinued operations	644	-	-

	$5,339	$46,310	$165,813

Income tax expense (benefit) attributable to income from continuing operations consists of the items set forth in the following table.

	For the Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)
U.S income taxes:
Current	$(4,928)	$1,968	$-
Deferred	(6,906)	27,996	155,575

	$(11,834)	$29,964	$155,575

Non-U.S. income taxes:
Current	$7,564	$17,760	$10,994
Deferred	8,965	(1,414)	(756)

	$16,529	$16,346	$10,238

We have an income tax exemption from the Brazilian government on income generated from cathode and graphite electrode production through 2005 and 2006, respectively. The exemption did not reduce the net expense associated with income taxes for 2003 or 2004; however, the exemption reduced the net expense associated with income taxes by $490 in 2005.

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from operations as set forth in the following table.

	For the Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)
Tax at statutory U.S. federal rate	$(6,781)	$22,522	$14,109
Impact of U.S. special tax election for certain non-U.S
entities to be included in the U.S. tax return	-	27,524	-
Tax return adjustments to estimated tax expense	3,492	-	(2,417)
Adjustments to deferred tax asset valuation allowance, net	4,989	(2,337)	153,079
Nondeductible expenses/(income) associated with antitrust investigations and related lawsuits and claims	8,362	(4,175)	-
State tax expense (benefit) (net of federal tax benefit) .	(5,312)	(459)	714
Restructuring charges/(reversal) with no tax benefit	2,974	(863)	1,118
Impact of statutory tax rate changes	(724)	(911)	(2,391)
Impact of deemed and actual dividends of foreign earnings	-	6,475	2,667
Non-U.S. tax exemptions, holidays and credits	(1,179)	(735)	(920)
Tax effect of permanent differences	(1,659)	586	781
Foreign withholding taxes for which no tax credit can
be claimed	1,506	-	-
Other	(973)	(1,317)	(927)

Total tax expense (benefit) from continuing operations	$4,695	$46,310	$165,813

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and December 31, 2005 are set forth in the following table.

	At December 31,
	2004	2005
	(Dollars in thousands)
Deferred tax assets:
Fixed assets	$18,686	$19,783
Postretirement and other employee benefits	36,640	48,202
Foreign tax credit and other carryforwards	106,506	136,807
Provision for scheduled plant closings and other
restructurings	7,446	7,356
Terminated hedge instruments	8,569	2,591
Capitalized research and experimental costs	9,732	9,304
Other	22,481	23,979

Total gross deferred tax assets	210,060	248,022

Less: valuation allowance	(23,189)	(208,393)

Total deferred tax assets	$186,871	$39,629

Deferred tax liabilities:
Fixed assets	$60,525	$60,937
Inventory	6,918	6,160
Other	3,815	1,986

Total deferred tax liabilities	71,258	69,083

Net deferred tax asset/(liability)	$115,613	$(29,454)

Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction. Net deferred income tax assets are included in prepaid expenses and other current assets in the amount of $16,162 at December 31, 2004 and $8,257 at December 31, 2005 and separately stated as deferred income taxes in the amount of $152,539 at

December 31, 2004 and $12,103 at December 31, 2005. Net deferred tax liabilities are included in accrued income and other taxes in the amount of $6,829 at December 31, 2004 and $6,145 at December 31, 2005 and separately stated as deferred income taxes in the amount of $46,259 at December 31, 2004 and $43,669 at December 31, 2005.

The change in the total valuation allowance for 2005 was an increase of $185,204. During the 2005 year-end financial accounting closing process, we determined that the timing of when we will generate sufficient U.S. taxable income to realize our U.S. deferred tax assets became less certain. Accordingly, during the fourth quarter of 2005, we recorded a valuation allowance of $149,734 against deferred tax assets in the U.S. and $1,722 in certain non-U.S. jurisdictions, which resulted in a total net charge of $151,456. We also recorded additional deferred tax assets and related valuation allowances of $27,477. Until we determine that it is more likely than not that we will generate sufficient U.S. taxable income to realize our deferred income tax assets, income tax benefits in each current period will be full reserved.

We have total excess foreign tax credit carryforwards of $91,680 at December 31, 2005. Of these tax credit carryforwards, $1,089 expire in 2010, $17,499 expire in 2011, $36,646 expire in 2012, $1,517 expire in 2013, $31 expire in 2014, $8,787 expire in 2015 and $26,111 expire in 2016 and beyond. In addition, we have federal, state and foreign net operating losses, on a gross tax effected basis, of $32,126. Of these tax loss carryforwards, $511 expire in 2006, $2,907 expire in 2007, $3,292 expire in 2008, $1,409 expire in 2009, $857 expire in 2010, $10 expire in 2010, $1,907 expire in 2012, $2,156 expire in 2013, $1,503 expire in 2014 and $17,574 expire in 2015 and beyond. Based upon the level of historical taxable income and projections for future taxable income over the periods during which these credits are utilizable, we believe it is more likely than not that we will realize the tax benefits of these deferred tax assets consisting of net operating losses, net of the corresponding valuation allowances that exist at December 31, 2005.

In 2004, we implemented a tax planning strategy that together with other planning efforts, accelerated the utilization of certain tax assets. The strategy accelerated approximately $215,177 of taxable income to the U.S. through a standard election (commonly referred to as “check the box”) that resulted in the utilization of approximately $26,219 of deferred tax assets, of which approximately $19,969 were foreign tax credits.

With the exception of our Swiss, South African, U.K. and French subsidiaries (the “check the box” entities), taxes have not been provided on undistributed earnings of foreign subsidiaries because our intention is to reinvest these undistributed earnings indefinitely. To the extent that our circumstances change or future earnings are repatriated, we will provide for income tax on the earnings of the affected foreign subsidiaries. We believe that any U.S. income tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

(16) Earnings Per Share

Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, “Earnings Per Share,” and EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” using the following data:

	2003	2004	2005
	(Dollars in thousands)

Net income, as reported	$(24,277)	$17,041	$(125,180)
Add: Interest on Debentures, net of tax benefit	–	–	–
Add: Amortization of Debentures issuance costs, net of tax benefit	–	–	–

Net income, as adjusted	$(24,277)	$17,041	$(125,180)

Weighted average common shares outstanding for basic calculation	67,980,838	96,547,733	97,688,734
Add: Effect of stock options and restricted stock	–	1,602,204	–
Add: Effect of Debentures	–	–	–

Weighted average common shares outstanding for diluted calculation	67,980,838	98,149,937	97,688,734

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities, including those underlying the Debentures, had been issued. As a result of the net loss reported for 2003 and 2005, 508,215 of potential common shares underlying dilutive securities and 276,161 of potential common shares underlying dilutive securities, respectively have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share.

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 4,058,695 shares in 2003, 4,094,348 shares in 2004 and 9,809,780 shares in 2005, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

The calculation of weighted average common shares outstanding for the 2004 and 2005 diluted calculation also excludes the shares underlying the Debentures, as the effect would have been anti-dilutive.

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

On February 15, 2002, GrafTech Finance (“Finco”), a direct subsidiary of GTI (the “Parent”), issued $400,000 aggregate principal amount of Senior Notes and, on May 6, 2002, $150,000 aggregate principal amount of additional Senior Notes. All of the Senior Notes have been issued under a single Indenture and constitute a single class of debt securities. The Senior Notes mature on February 15, 2012. The Senior Notes have been guaranteed on a senior basis by the Parent and the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Global, UCAR Carbon, UCAR International Trading Inc., UCAR Carbon Technology LLC, and UCAR Holdings V Inc. (“Holdings V”). The Parent, Finco and these subsidiaries together hold a substantial majority of our U.S. assets. Holdings V has no material assets or operations, and has been dissolved.

On January 22, 2004, the Parent issued $225,000 aggregate principal amount of Debentures. The guarantors of the Debentures are the same as the guarantors of the Senior Notes, except for the Parent (which is the issuer of the Debentures but a guarantor of the Senior Notes) and Finco (which is a guarantor of the Debentures but the issuer of the Senior Notes). The Parent and Finco are both obligors on the Senior Notes and the Debentures, although in different capacities.

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

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At December 31, 2005, retained earnings of our subsidiaries subject to such restrictions were approximately $729,426. Investments in subsidiaries are recorded on the equity basis.

The following table sets forth condensed consolidating balance sheets at December 31, 2004 and December 31, 2005 and condensed consolidating statements of operations and cash flows for each of the years in the three-year period ended December 31, 2005 of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

at December 31, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$-	$12,000	$1,000	$11,000	$-	$24,000
Intercompany loans	50,000	670,000	--	62,000	(782,000)	--
Intercompany accounts receivable	3,000	3,000	35,000	30,000	(71,000)	--
Accounts receivable - third party	--	3,000	33,000	170,000	--	206,000

Accounts and notes receivable, net	53,000	676,000	68,000	262,000	(853,000)	206,000

Inventories	--	--	47,000	184,000	(6,000)	225,000
Prepaid expenses and other current assets	13,000	--	4,000	22,000	(14,000)	25,000

Total current assets	66,000	688,000	120,000	479,000	(873,000)	480,000

Property, plant and equipment	--	--	45,000	338,000	(5,000)	378,000
Deferred income taxes	72,000	12,000	73,000	2,000	(6,000)	153,000
Investments in affiliates	27,000	--	--	--	(27,000)	--
Goodwill	--	--	--	139,000	(116,000)	23,000
Other assets	6,000	16,000	6,000	8,000	(2,000)	34,000

Total assets	$171,000	$716,000	$244,000	$966,000	$(1,029,000)	$1,068,000

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,000	$17,000	$7,000	$61,000	$(1,000)	$86,000
Intercompany loans	--	66,000	170,000	629,000	(865,000)	--
Third party loans	--	--	--	1,000	--	1,000

Short-term debt	--	66,000	170,000	630,000	(865,000)	1,000
Accrued income and other taxes	--	19,000	--	34,000	(15,000)	38,000
Other accrued liabilities	--	--	34,000	67,000	(2,000)	99,000

Total current liabilities	2,000	102,000	211,000	792,000	(883,000)	224,000

Long-term debt	219,000	452,000	--	1,000	--	672,000
Other long-term obligations	3,000	9,000	86,000	47,000	4,000	149,000
Payable to equity of investees	--	--	73,000	--	(73,000)	--
Deferred income taxes	--	--	--	56,000	(10,000)	46,000
Commitments and contingencies	--	--	--	--	--	--
Minority stockholders' equity in consolidated entities	--	--	--	30,000	--	30,000
Stockholders' equity (deficit)	(53,000)	153,000	(126,000)	40,000	(67,000)	(53,000)

Total liabilities and stockholders' deficit	$171,000	$716,000	$244,000	$966,000	$(1,029,000)	$1,068,000

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

at December 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$143	$–	$36	$5,877	$(88)	$5,968
Intercompany loans	51,315	166,292	–	108,716	(326,323)	–
Intercompany accounts receivable	–	2,676	27,689	31,079	(61,444)	–
Accounts receivable - third party	–	–	36,569	148,011	–	184,580

Accounts and notes receivable, net	51,315	168,968	64,258	287,806	(387,767)	184,580

Inventories	–	–	59,975	195,108	(45)	255,038
Prepaid expenses and other current assets .	7	16,431	1,793	12,287	(16,417)	14,101

Total current assets	51,465	185,399	126,062	501,078	(404,317)	459,687

Property, plant and equipment, net	–	–	46,586	320,096	(4,485)	362,197
Deferred income taxes	–	–	8,980	4,067	(944)	12,103
Intercompany loans	–	506,887	–	–	(506,887)	–
Investments in affiliates	–	–	–	–	–	–
Goodwill	–	–	–	20,319	–	20,319
Other assets	5,359	16,860	3,426	6,869	–	32,514

Total assets	$56,824	$709,146	$185,054	$852,429	$(916,633)	$886,820

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,836	$17,242	$12,392	$60,810	$(88)	$92,192
Intercompany loans	–	109,284	217,009	61,655	(387,948)	–
Third party loans	–	–	–	405	–	405

Short-term debt	–	109,284	217,009	62,060	(387,948)	405
Accrued income and other taxes	1,939	–	20,963	18,341	(16,417)	24,826
Other accrued liabilities	–	–	34,644	62,346	–	96,990

Total current liabilities	3,775	126,526	285,008	203,557	(404,453)	214,413

Long-term debt	220,290	482,481	–	972	–	703,743
Intercompany loans	–	–	–	506,903	(506,903)	–
Other long-term obligations	1,284	37	59,051	47,332	–	107,704
Payable to equity of investees	41,045	–	(526,601)	–	485,556	–
Deferred income taxes	7	–	–	44,606	(944)	43,669
Commitments and contingencies	–	–	–	–	–	–
Minority stockholders' equity in
consolidated entities	–	–	–	26,868	–	26,868
Stockholders' equity (deficit)	(209,577)	100,102	367,596	22,191	(489,889)	(209,577)

Total liabilities and stockholders'
deficit	$56,824	$709,146	$185,054	$852,429	$(916,633)	$886,820

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

for the Year Ended December 31, 2003

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$-	$-	$234,000	$629,000	$(151,000)	$712,000
Cost of sales	-	-	186,000	509,000	(151,000)	544,000

Gross profit	-	-	48,000	120,000	-	168,000
Research and development	-	-	5,000	6,000	-	11,000
Selling, administrative and other expenses	-	-	43,000	42,000	-	85,000
Restructuring charge	-	-	20,000	-	-	20,000
Impairment loss on long-lived and other assets	-	-	7,000	-	-	7,000
Antitrust investigations and related lawsuits
and claims	-	-	32,000	-	-	32,000
Other (income) expense, net	2,000	(32,000)	8,000	10,000	-	(12,000)
Interest expense	36,000	45,000	-	27,000	(63,000)	45,000
Interest income	(3,000)	(60,000)	-	-	63,000	-

Income (loss) from continuing operations	(35,000)	47,000	(67,000)	35,000	-	(20,000)
before provision for (benefit from) income
taxes and minority stockholders' share of
income
Provision for (benefit from) income taxes	(108,000)	21,000	76,000	16,000	-	5,000
Minority stockholders' share of income	-	-	-	1,000	-	1,000

Income (loss) from continuing operations	73,000	26,000	(143,000)	18,000	-	(26,000)
Income from discontinued operations,
net of taxes	-	-	1,000	-	-	1,000
Gain on sale of discontinued operations, net of taxes	-	-	1,000	-	-	1,000
Equity in earnings of subsidiaries	(97,000)	-	18,000	-	79,000	-

Net income (loss)	$(24,000)	$26,000	$(123,000)	$18,000	$79,000	$(24,000)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

for the Year Ended December 31, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$-	$-	$261,000	$757,000	$(170,000)	$848,000
Cost of sales	-	-	202,000	574,000	(138,000)	638,000

Gross profit	-	-	59,000	183,000	(32,000)	210,000
Research and development	-	-	3,000	5,000	-	8,000
Selling, administrative and other expenses	-	-	41,000	76,000	(27,000)	90,000
Restructuring charge	-	-	1,000	(1,000)	-	-
Antitrust investigations and related lawsuits and claims	-	-	(11,000)	-	-	(11,000)
Other (income) expense, net	5,000	-	7,000	9,000	-	21,000
Interest expense	29,000	43,000	20,000	22,000	(75,000)	39,000
Interest income	(9,000)	(41,000)	(25,000)	(1,000)	75,000	(1,000)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders' share of income	(25,000)	(2,000)	23,000	73,000	(5,000)	64,000
Provision for (benefit from) income taxes	27,000	(11,000)	10,000	19,000	1,000	46,000
Minority stockholders' share of income	-	-	-	1,000	-	1,000
Equity in earnings of subsidiaries	(75,000)	-	(53,000)	-	128,000	-

Net income (loss)	$23,000	$9,000	$66,000	$53,000	$(134,000)	$17,000

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

for the year ended December 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$-	$-	$264,104	$802,178	$(179,583)	$886,699
Cost of sales	-	-	204,654	618,044	(168,356)	654,342

Gross profit	-	-	59,450	184,134	(11,227)	232,357
Research and development	-	-	3,206	6,231	-	9,437
Selling, administrative and other expenses	1,814	236	40,130	88,563	(30,304)	100,439
Restructuring charges	69	-	1,864	7,796	-	9,729
Impairment loss on long-lived and other assets	-	-	2,904	-	-	2,904
Antitrust investigations and related lawsuits
and claims	-	-	-	-	-	-
Other (income) expense, net	(2,770)	(5,412)	1,027	(4,179)	29,354	18,020
Interest expense	5,262	47,685	4,797	24,152	(29,180)	52,716
Interest income	-	(37)	-	(1,163)	-	(1,200)

Income (loss) before provision for (benefit
from) income taxes and minority
stockholders' share of income	(4,375)	(42,472)	5,522	62,734	18,903	40,312
Provision for (benefit from) income taxes	74,514	(3,164)	84,571	9,833	59	165,813
Minority stockholders' share of income (loss)	-	-	-	(321)	-	(321)
Deficit (equity) in earnings of subsidiaries	65,135	-	(53,222)	-	(11,913)	-

Net income (loss)	$(144,024)	$(39,308)	$(25,827)	$53,222	$30,757	$(125,180)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

for the year ended December 31, 2003

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating
activities from continuing operations	$228,000	$3,000	$(81,000)	$40,000	$(216,000)	$(26,000)
Net cash provided by(used in) operating
activities from discontinued operations	-	-	1,000	-	-	1,000

Net cash provided by (used in) operating activities	228,000	3,000	(80,000)	40,000	(216,000)	(25,000)

Net cash by provided (used in) investing activities	-	(97,000)	11,000	121,000	(57,000)	(22,000)

Net cash provided by (used in) financing activities	(228,000)	107,000	65,000	(148,000)	273,000	69,000

Net increase (decrease) in cash and cash
equivalents	-	13,000	(4,000)	13,000	-	22,000
Effect of exchange rate changes on cash and cash equivalents	-	-	-	1,000	-	1,000
Cash and cash equivalents at beginning of period	-	-	4,000	7,000	-	11,000

Cash and cash equivalents at end of period	$-	$13,000	$-	$21,000	$-	$34,000

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

for the year ended December 31, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Cash flow from operating activities:
Net Income (loss)	$23,000	$9,000	$66,000	$53,000	$(134,000)	$17,000
Adjustment to reconcile net income (loss) to
cash provided by operations:
Depreciation and amortization	-	-	3,000	32,000	-	35,000
Deferred income taxes	23,000	(13,000)	10,000	(2,000)	8,000	26,000
Antitrust investigations and related
lawsuits and claims	-	-	1,000	-	-	1,000
Restructuring charge	-	-	1,000	(1,000)	-	-
Adjustment from cost to equity	(75,000)	-	(53,000)	-	128,000	-
Loss on exchange of common stock for
Senior Notes	5,000	-	-	-	-	5,000
Interest expense	-	(2,000)	-	-	-	(2,000)
Post retirement plan changes	-	-	(10,000)	-	-	(10,000)
Gain of sale of assets	-	-	-	(3,000)	-	(3,000)
Fair value adjustments on interest rate caps	-	4,000	-	-	-	4,000
Other charges, net	1,000	(4,000)	-	4,000	-	1,000
(Increase) decrease in working capital	(62,000)	(1,000)	(253,000)	(70,000)	219,000	(167,000)
Long term assets and liabilities	(6,000)	19,000	(46,000)	4,000	(9,000)	(38,000)

Net cash used in operating activities	(91,000)	12,000	(281,000)	17,000	212,000	(131,000)

Cash flow from investing activities:
Intercompany investments	(141,000)	45,000	299,000	9,000	(212,000)	-
Capital expenditures	-	-	(17,000)	(42,000)	-	(59,000)
Patent capitalization	-	-	-	-	-	-
Purchase of derivative investments	-	(3,000)	-	-	-	(3,000)
Sale of derivative investments	-	-	-	-	-	-
Proceeds from sales of assets	-	-	-	6,000	-	6,000

Net cash used in investing activities	(141,000)	42,000	282,000	(27,000)	(212,000)	(56,000)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	-	-	-	(1,000)	-	(1,000)
Revolving Facility borrowings	-	-	-	-	-	-
Revolving Facility payments	-	-	-	-	-	-
Long-term debt borrowings	225,000	-	-	-	-	225,000
Long-term debt reductions	-	(44,000)	-	-	-	(44,000)
Proceeds from exercise of stock options	7,000	-	-	-	-	7,000
Financing costs	-	(8,000)	-	-	-	(8,000)
Premium on repurchase of Senior Notes	-	(3,000)	-	-	-	(3,000)

Net cash provided by financing activities	232,000	(55,000)	-	(1,000)	-	176,000

Net increase (decrease) in cash and cash
equivalents:	-	(1,000)	1,000	(11,000)	-	(11,000)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	1,000	-	1,000
Cash and cash equivalents at beginning of period	-	13,000	-	21,000	-	34,000

Cash and cash equivalents at end of period	$-	$12,000	$1,000	$11,000	$-	$24,000

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

for the year ended December 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Cash flow from operating activities:
Net Income (loss)	$(78,889)	$(39,308)	$(79,049)	$53,223	$18,843	$(125,180)
Adjustment to reconcile net income (loss) to net
cash (used in) provided by operations:
Depreciation and amortization	-	-	4,055	31,408	1,463	36,926
Deferred income taxes	74,514	(3,164)	84,572	(1,099)	(4)	154,819
Adjustment from cost to equity	(65,134)	-	53,223	-	11,911	-
Antitrust investigations and related lawsuits and claims	-	-	(119)	-	-	(119)
Interest expense	1,957	591	(952)	-	-	1,596
Restructuring charges	-	-	1,327	8,402	-	9,729
Impairment loss on long-lived and other assets	-	-	2,904	-	-	2,904
Gain on sale of assets	-	-	(801)	53	-	(748)
Fair value adjustment on Debenture redemption make
whole option	(2,702)	-	-	-	-	(2,702)
Fair value adjustments on interest rate caps	-	652	-	-	-	652
Post retirement plan changes	-	-	(15,626)	1,626	-	(14,000)
Other (credits) charges, net	53,250	1,852	(105,522)	81,231	(13,989)	16,822
(Increase) decrease in working capital	15,031	(34,555)	12,761	(32,714)	(22,310)	(61,787)
Long term assets and liabilities	-	-	(5,270)	(5,653)	-	(10,923)

Net cash used in operating activities	(1,973)	(73,932)	(48,497)	136,477	(4,086)	7,989

Cash flow from investing activities:
Intercompany loans receivable/payable	3,485	1,339	7,950	(12,030)	(744)	-
Intercompany debt, net	(1,369)	39,220	46,549	(89,075)	4,675	-
Capital expenditures	-	-	(8,253)	(39,885)	67	(48,071)
Cost of sale of interest rate swaps	-	(14,800)	-	-	-	(14,800)

Proceeds from sale of assets	-	-	720	654	-	1,374
Patent capitalization	-	-	(374)	(423)	-	(797)
Sale (purchase) of derivative investments	-	1,913	-	-	-	1,913

Net cash used in investing activities	2,116	27,672	46,592	(140,759)	3,998	(60,381)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	-	-	1,924	(43)	-	1,881
Revolving Facility borrowings	-	171,138	-	-	-	171,138
Revolving Facility reductions	-	(131,562)	-	-	-	(131,562)
Long-term debt borrowings	-	-	-	306	-	306
Long-term debt reductions	-	-	-	(338)	-	(338)
Financing costs	-	(5,241)	-	-	-	(5,241)

Net cash provided by financing activities	-	34,335	1,924	(75)	-	36,184

Net increase (decrease) in cash and cash
equivalents	143	(11,925)	19	(4,357)	(88)	(16,208)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(1,308)	-	(1,308)
Cash and cash equivalents at beginning of period	-	11,925	17	11,542	-	23,484

Cash and cash equivalents at end of period	$143	$-	$36	$5,877	$(88)	$5,968

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

(19) Discontinued Operations

As part of our ongoing asset sale program, we sold our non-strategic composite tooling business based in Irvine, California in June 2003 for approximately $15,692, including a $692 working capital adjustment. This business was previously included in “Other” for segment presentation in accordance with SFAS No. 131. As a result, under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the composite tooling business is reflected as a discontinued operation. We have reflected prior year results of the composite tooling business as a discontinued operation on the Consolidated Statements of Operations and reclassified the assets and liabilities of the business separately on the Consolidated Balance Sheets.

The following table sets forth the results of the discontinued operation.

	For the Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)

Net sales	$9,053	$-	$-
Income before provision for income taxes	1,681	$-	$-

There were no assets or liabilities of the discontinued operation at December 31, 2004 or December 31, 2005.

(20) Subsequent Events

Since December 31, 2005, and prior to the issuance of this Report, we have initiated the following actions in an effort to reduce overhead costs and improve the cash flow of our global organization:

•

On January 24, 2006, we announced plans to shut down all production operations at our Vyazma, Russia graphite electrode manufacturing facility. This plan is expected to be completed by the end of the third quarter of 2006.

•

On March 9, 2006, we announced plans to shut down carbon electrode production operations at our Columbia, Tennessee manufacturing facility. This plan is expected to be completed by the end of the first quarter of 2007.

On March 1, 2006, the Company was served with a complaint commencing a securities class action in the United States District Court for the District of Delaware (Civil Action No. 06-133). The complaint, entitled Edmund Spinney v. GrafTech International Ltd., et al., alleges that GrafTech, Craig S. Shular, the Chief Executive Officer, President and Interim Chief Financial Officer, Petrus J. Barnard, a Vice President and President, Graphite Electrodes, John J. Wetula, a Vice President and President, Natural Graphite, and Corrado De Gasperis, our former Chief Financial Officer, Chief Information Officer and Vice President, violated federal securities law by making false statements or failing to disclose adverse facts, in or in relation to press releases issued by us on November 3, 2005, about our graphite electrode pricing power, our cost-cutting measures, the market for our non-graphite product lines, our forecasting ability and internal controls and corporate compliance, and our restructuring activities and charges. The proposed class consists of all persons who purchased our securities during the period from November 3, 2005 until February 8, 2006. The complaint seeks, among other things, to recover damages resulting from such alleged violations. Our analysis and investigation relating to this lawsuit is in its earliest stages, and, as a result, we are not able to assess the likelihood of loss, if any, or the amount thereof. We have not yet filed a response to the complaint. We intend to vigorously defend against this lawsuit.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a reporting company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, and based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that these controls and procedures are effective at the reasonable assurance level as of December 31, 2005.

Changes in Internal Controls over Financial Reporting

During the 2005 third quarter, we announced the relocation of our principal executive office from Wilmington, Delaware to Parma, Ohio, the relocation of various business transaction processing and accounting functions from our offices in Clarkesville, Tennessee to Parma, and the relocation of certain management, accounting and treasury functions from our offices in Etoy, Switzerland to Parma. A significant number of our corporate employees (including employees involved in our control environment) have elected not to relocate and will leave the employment of the Company following a period during which their functions were or are being transitioned to other employees (including new employees hired or being hired in Parma). During the 2005 fourth quarter, we announced the termination of our business process services (“BPS”) agreement with CGI. Under this agreement, CGI managed certain of our accounting and finance functions and played a role in performing certain internal control functions. We no longer rely on the provider to perform these functions. The agreement’s effective termination date was February 28, 2006.

During the 2005 fourth quarter, we also announced the resignation of our Chief Financial Officer. Our Chief Financial Officer was also our principal accounting officer and was a key component of our overall control environment. In conjunction with his resignation, we named our Chief Executive Officer as our interim Chief Financial Officer.

Beginning in the 2005 fourth quarter, we have engaged in activities designed to ensure a smooth transition in connection with, and mitigate any material disruption to our business or our control environment resulting from these events. As of December 31, 2005 and for the year-end closing and reporting processes, we believe that these events have not had a material adverse effect on our business and have not had a material adverse effect on our control environment.

Except as described above, there has been no change in our internal controls over financial reporting that occurred during the 2005 fourth quarter that materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See Item 8 of this Report for “Management’s Report on Internal Control Over Financial Reporting.”

Limitations on Control Systems

A control system (including both disclosure controls and procedures and internal controls over financial reporting) is subject to inherent limitations. As a result, a control system can provide only reasonable, not absolute, assurance that the system’s objectives will be achieved. In the first instance, the design of a control system must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs. Further, decision-making in connection with system design or operation can be faulty, and breakdowns can occur because of simple error or mistake as well as fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of change in conditions or because the level of compliance with the policies and procedures may deteriorate.

Item 9B.  Other Information

Not Applicable.

PART III

Items 10 to 14 (inclusive).

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2006, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).

Executive Officers and Directors

The information set forth below is provided as required by Item 10 and the listing standards of the NYSE.

The following table sets forth information with respect to our current executive officers and directors, including their ages, as of March 1, 2006. There are no family relationships between any of our executive officers.

Name	Age	Position

Craig S. Shular	53	Chief Executive Officer, President, Interim Chief Financial Officer and Director
John J. Wetula	47	Vice President and President, Natural Graphite
Petrus J. Barnard	56	Vice President and President, Graphite Electrodes
Luiz A. Freitas	55	General Manager, Advanced Graphite Material
Hermanus L. Pretorius	55	General Manager, Cathodes
Karen G. Narwold	46	Vice President, General Counsel, Human Resources and Secretary
R. Eugene Cartledge	76	Chairman of the Board
Mary B. Cranston	58	Director
John R. Hall	73	Director
Harold E. Layman	59	Director
Ferrell P. McClean	59	Director
Michael C. Nahl	63	Director
Frank A. Riddick, III	49	Director

Executive Officers

Craig S. Shular became Chief Executive Officer and a director in January 2003 and has served as President since May 2002. From May 2002 through December 2002, he also served as Chief Operating Officer. From August 2001 to May 2002, he served as Executive Vice President of our former Graphite Power Systems Division. He served as Vice President and Chief Financial Officer from January 1999, with the additional duties of Executive Vice President, Electrode Sales and Marketing from February 2000, to August 2001. From 1976 through 1998, he held various financial, production and business management positions at Union Carbide, including the Carbon Products Division, from 1976 to 1979. We are the successor to the Carbon Products Division of Union Carbide. With the resignation of our Chief Financial Officer effective

December 12, 2005, Mr. Shular was also appointed as our interim Chief Financial Officer and Principal Accounting Officer.

Petrus J. Barnard became Vice President and President, Graphite Electrodes, in April 2005. From April 2003 to March 2005 he served as President, Advanced Carbon Materials. He served as Executive Vice President, Graphite Power Systems, from March 2000 to March 2003. He began his career with us in 1972 when he joined our South Africa subsidiary. He is a graduate of University of Potchefstroom - South Africa with a B.S. Sciences degree and an MBA.

Luiz A. Freitas became General Manager, Advanced Graphite Materials, in September 2005. He was Director, Operations – AET, from January 2002 to September 2005. He served as Director of Operations, Advanced Graphite Materials, from March 2000 to December 2001. He was Director of Worldwide Engineering from February 1999 to March 2000. He joined our Brazilian subsidiary in 1975 after graduating from Federal University of the State of Bahia, Brazil with a B.S. degree in Mechanical Engineering.

Hermanus L. Pretorius became General Manager, Cathodes, in September 2005. He served as Director Worldwide Operations and Engineering, Graphite Electrodes, from January 2003 to September 2005. From August 2001 to January 2003, he held various operations and supply chain positions for Europe, Asia and Africa. He began his career with us in Meyerton, South Africa in August 1977 before transferring to UCAR S.A. in Switzerland in March 1998. He is a graduate of University of Potchefstroom - South Africa with a B.S. Sciences degree and an MBA.

John J. Wetula became President of our natural graphite business, AET, in January 2003. From July 1999 to December 2002, he served as President of GrafTech Inc. From July 1998 to June 1999, he served as our Director of Export Sales. From October 1996 to June 1998, he was General Manager of our GRAFOIL® product line. He is a chemical engineer and MBA graduate of Cleveland State University.

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

Directors

R. Eugene Cartledge has been a director since 1996 and has served as Chairman of the Board since February 2005. From 1986 until his retirement in 1994, Mr. Cartledge was the Chairman of the Board and Chief Executive Officer of Union Camp Corporation. Mr. Cartledge retired as Chairman of the Board of Savannah Foods & Industries Inc. in December 1997; retired as a director of Chase Industries, Inc. in 2001; retired as a director of Delta Airlines, Inc. and Sun Company, Inc. in May 2002; and retired as a director of Formica Corporation in April 2005. He is currently a director of Blount International, Inc.

Mary B. Cranston has been a director since 2000. Ms. Cranston is a partner and has served since 1999 as Chair of Pillsbury Winthrop Shaw Pittman LLP, an international law firm. Ms. Cranston is based in San Francisco, California. Ms. Cranston has been practicing complex litigation, including antitrust, telecommunications and securities litigation, with Pillsbury Winthrop Shaw Pittman LLP since 1975. She is a trustee of Stanford University and the San Francisco Ballet and a director of the Bay Area Council, the Commonwealth Club of California, the Episcopal Charities, and the San Francisco Museum of Women.

                John R. Hall has been a director since 1995. Mr. Hall was Chairman of the Board and Chief Executive Officer of Ashland Inc. from 1981 until his retirement in January 1997 and September 1996, respectively. Mr. Hall had served in various engineering and managerial capacities at Ashland Inc. since 1957. He served as a director of Reynolds Metals Company from 1985 to 2000. He retired as Chairman of Arch Coal Inc. in 1998; retired as a director of CSX Corp. in May 2003; retired as a director of Canada Life in June 2003; and retired as a director of Bank One Corporation in May 2004. Mr. Hall currently serves as a member of the Boards of Humana Inc. and USEC Inc. Mr. Hall graduated from Vanderbilt University in 1955 with a degree in Chemical Engineering and later served as Vanderbilt’s Board Chairman from 1995 to 1999. Mr. Hall also serves as Chairman of the Blue Grass Community Foundation and the Commonwealth Fund for Kentucky Educational Television, and as President of the Markey Cancer Center Foundation.

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

Ferrell P. McClean has been a director since 2002. Ms. McClean was a Managing Director and Senior Advisor to the head of the Global Oil & Gas Group in Investment Banking at J.P. Morgan Chase & Co. from 2000 through the end of 2001. She joined J.P. Morgan & Co. Incorporated in 1969 and founded the Leveraged Buyout and Restructuring Group within the Mergers & Acquisitions Group in 1986. From 1991 until 2000, Ms. McClean was a Managing Director and co-headed the Global Energy Group within the Investment Banking Group at J.P. Morgan & Co. Ms. McClean is currently a director of El Paso Corporation. She retired as a director of Unocal Corporation in 2005.

Michael C. Nahl has been a director since 1999. Mr. Nahl has been Executive Vice President and Chief Financial Officer of Albany International Corp., a manufacturer of paper machine clothing, which are the belts of fabric that carry paper stock through the paper production process, since April 2005. Mr. Nahl joined Albany International Corp. in 1981 as Group Vice President, Corporate, and, prior to appointment to his present position, he was Senior Vice President and Chief Financial Officer. Mr. Nahl is currently a director of Lindsay Manufacturing Co. and a member of JPMorgan Chase & Company's Regional Advisory Board.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
See Index to Consolidated Financial Statements at page 97 of this Report.
(2) Financial Statement Schedules
None.
(b) Exhibits
The exhibits listed in the following table have been filed with this Report.

Exhibit Number	Description of Exhibit
2.1.0(1)	Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 among Union Carbide Corporation, Mitsubishi Corporation, GrafTech International Ltd. and GrafTech International Acquisition Inc. and Guaranty made by Blackstone Capital Partners II Merchant Banking Fund L.P. and Blackstone Offshore Capital Partners II L.P.
2.2.0	Intentionally Omitted.
2.3.0	Intentionally Omitted.
2.4.0(1)	Stock Purchase and Sale Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide Corporation and UCAR Carbon Company Inc.
2.5.0	Intentionally Omitted.
2.6.0	Intentionally Omitted.

Exhibit Number	Description of Exhibit
2.7.0(1)	Transfer Agreement dated January 1, 1989 between Union Carbide Corporation and UCAR Carbon Company Inc.
2.7.1(1)	Amendment No. 1 to Transfer Agreement dated December 31, 1989.
2.7.2(1)	Amendment No. 2 to Transfer Agreement dated July 2, 1990.
2.7.3(1)	Amendment No. 3 to Transfer Agreement dated as of February 25, 1991.
2.8.0(1)	Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., Union Carbide Industrial Gases Inc., UCAR Carbon Company Inc. and Union Carbide Coatings Service Corporation.
2.9.0(1)	Environmental Management Services and Liabilities Allocation Agreement dated as of January 1, 1990 among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Industrial Gases Inc. and Union Carbide Coatings Service Corporation.
2.9.1(1)	Amendment No. 1 to Environmental Management Services and Liabilities Allocation Agreement dated as of June 4, 1992.
2.10.0(4)	Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide Corporation and UCAR Carbon Technology Corporation.
2.11.0(1)	Employee Benefit Services and Liabilities Agreement dated January 1, 1990 between Union Carbide Corporation and UCAR Carbon Company Inc.
2.11.1(1)	Amendment to Employee Benefit Services and Liabilities Agreement dated January 15, 1991.
2.11.2(1)	Supplemental Agreement to Employee Benefit Services and Liabilities Agreement dated February 25, 1991.
2.12.0(1)	Letter Agreement dated December 31, 1990 among Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Grafito, Inc. and Union Carbide Corporation.
3.1.0(3)	Amended and Restated Certificate of Incorporation of GrafTech International Ltd.
3.1.1(9)	Certificate of Designations of Series A Junior Participating Preferred Stock of GrafTech International Ltd.
3.1.2(15)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of GrafTech International Ltd.
3.1.3(19)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of GrafTech International Ltd.
3.2.0(17)	Amended and Restated By-Laws of GrafTech International Ltd. dated December 13, 2002.

Exhibit Number	Description of Exhibit
4.1.0(14)	Indenture dated as of February 15, 2002 among GrafTech Finance Inc., GrafTech International Ltd., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., and the Subsidiary Guarantors from time to time party thereto and State Street Bank and Trust Company, as Trustee.
4.1.1(19)	First Supplemental Indenture, dated as of April 30, 2002, among GrafTech Finance Inc., GrafTech International Ltd., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., UCAR Holdings V. Inc., UCAR Carbon Technology LLC, UCAR Holdings III Inc. and UCAR International Trading Inc. and State Street Bank and Trust Company.
4.2.0	Intentionally Omitted.
4.2.1	Intentionally Omitted.
4.3.0(20)	Indenture dated as of January 22, 2004 among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., UCAR International Trading Inc. and UCAR Carbon Technology LLC and U.S. Bank National Association.
4.3.1(2)	Supplemental Indenture, dated as of February 7, 2005, among UCAR Holdings V Inc., GrafTech International Ltd., GrafTech Finance Inc., Graftech Global Enterprises Inc., UCAR Carbon Company Inc., UCAR International Trading Inc. and UCAR Carbon Technology LLC and U.S. Bank National Association.
4.4.0(9)	Rights Agreement dated as of August 7, 1998 between GrafTech International Ltd. and The Bank of New York, as Rights Agent.
4.4.1(14)	Amendment No. 1 to Rights Agreement dated as of November 1, 2000.
4.4.2(20)	Amendment No. 2 to Rights Agreement dated as of May 21, 2002.
4.5.0	Intentionally Omitted.
10.1.0(2)	Amended and Restated Credit Agreement dated as of February 8, 2005 among GrafTech International Ltd. GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.1.1(2)	Amendment and Restatement Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto; the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agents.
10.1.2(2)	Amended and Restated Guarantee Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and each Domestic Subsidiary party thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

Exhibit Number	Description of Exhibit
10.1.3(2)	Amended and Restated Security Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto, in favor of JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.
10.1.4(2)	Amended and Restated Indemnity, Subrogation and Contribution Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., each of the Domestic Subsidiaries party thereto and JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.
10.1.5(2)	Amended and Restated Domestic Pledge Agreement dated as of February 8, 2005 by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the direct and indirect subsidiaries of GrafTech that are signatories thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.
10.1.6(2)	Amended and Restated Intellectual Property Security Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties (schedules omitted).
10.1.7	(11) First Amendment, dated as of May 25, 2005, to the Amended and Restated Credit Agreement, dated as of February 8, 2005, among GrafTech International, Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.2.0	Intentionally Omitted.
10.2.1	Intentionally Omitted.
10.2.2	Intentionally Omitted.
10.2.3	Intentionally Omitted.
10.2.4	Intentionally Omitted.
10.2.5	Intentionally Omitted.
10.2.6	Intentionally Omitted.
10.2.7	Intentionally Omitted.
10.2.8	Intentionally Omitted.
10.2.9	Intentionally Omitted.
10.2.10*	Form of Restricted Stock Unit Agreement.
10.8.0(18)	GrafTech International Ltd. Management Stock Incentive Plan (Original Version) as amended and restated through July 31, 2003.
10.9.0*	Form of Restricted Stock Agreement (2005 LTIP Version).
10.10.0(18)	GrafTech International Ltd. Management Stock Incentive Plan (Senior Version) as amended and restated through July 31, 2003.
10.11.0(8)	Form of Restricted Stock Agreement (Standard Form).

Exhibit Number	Description of Exhibit
10.12.0(18)	GrafTech International Ltd. Management Stock Incentive Plan (Mid-Management Version) as amended and restated through July 31, 2003.
10.13.0(18)	GrafTech International Ltd. 1995 Equity Incentive Plan as amended and restated through July 31, 2003.
10.14.0(18)	GrafTech International Ltd. 1996 Mid-Management Equity Incentive Plan as amended and restated through July 31, 2003.
10.15.0(20)	UCAR Carbon Company Inc. Compensation Deferral Program effective March 31, 2003.
10.15.1(2)	First Amendment to the UCAR Carbon Compensation Deferral Plan dated as of October 7, 2004.
10.15.2(2)	Second Amendment to the UCAR Carbon Compensation Deferral Plan effective as of January 1, 2005.
10.15.3*	Third Amendment to the UCAR Carbon Compensation Deferral Plan effective as of November 1, 2005.
10.16.0(8)	GrafTech International Ltd. 2005 Equity Incentive Plan.
10.17.0*	Form of Severance Compensation Agreement for senior management (U.S. 2.0 Version).
10.17.1*	Form of Severance Compensation Agreement for senior management (International 2.0 Version).
10.17.2*	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version).
10.17.3*	Form of Severance Compensation Agreement for senior management (International 2.99 Version).
10.18.0(20)	UCAR Carbon Company Inc. Equalization Benefit Plan amended and restated as of March 31, 2003.
10.19.0(20)	UCAR Carbon Company Inc. Supplemental Retirement Income Plan amended and restated as of March 31, 2003.
10.20.0(20)	UCAR Carbon Company Inc. Enhanced Retirement Income Plan amended and restated as of March 31, 2003.
10.21.0(20)	UCAR Carbon Company Inc. Benefits Protection Trust amended and restated as of August 1, 2003.
10.22.0(12)	Separation Agreement between GrafTech International Ltd. and Scott C. Mason, dated November 15, 2005.
10.22.1	Intentionally Omitted.
10.22.2	Intentionally Omitted.
10.22.3	Intentionally Omitted.
10.23.0(7)	Plea Agreement between the United States of America and GrafTech International Ltd. executed April 7, 1998.
10.24.0(13)	Outsourcing Services Agreement, dated as of March 30, 2001, effective April 2001, between CGI Information Systems and Management Consultants, Inc. and GrafTech International Ltd. (Confidential treatment requested as to certain portions.)

Exhibit Number	Description of Exhibit
10.24.1*	Memorandum of Agreement, dated as of November 14, 2005, between CGI Information Systems and Management Consultants, Inc. and GrafTech International Ltd.
10.25.0(13)	Joint Development and Collaboration Agreement, effective June 5, 2001, among UCAR Carbon Company Inc., Advanced Energy Technology Inc., and Ballard Power Systems Inc. (Confidential treatment requested as to certain portions.)
10.26.0(13)	Master Supply Agreement, effective June 5, 2001 between UCAR Carbon Company Inc. and Ballard Power Systems Inc. (Confidential treatment requested as to certain portions.)
10.27.0(13)	Agreement, effective as of January 1, 2001, between ConocoPhillips (U.K.) Limited f/k/a Conoco (U.K.) Limited and UCAR S.A. (confidential treatment requested as to certain portions.)
10.27.1(2)	Amendment to Agreement, effective as of January 1, 2005, between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested as to certain portions)
10.27.2*	Amendment No. 3 to Agreement, effective as of January 1, 2006, between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested as to certain portions)
10.28.0(13)	Agreement, effective as of January 1, 2001, between ConocoPhillips Company, UCAR Carbon Company Inc. and UCAR S.A. (Confidential treatment requested as to certain portions.)
10.28.1(2)	Amendment to Agreement, effective as of January 1, 2005, among ConocoPhillips Company, UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested as to certain portions.)
10.28.2*	Amendment No. 3 to Agreement, effective as of January 1, 2006, among ConocoPhillips Company, UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested as to certain portions.)
10.29.0*	Form of Terms and Conditions of Sale to standard graphite electrode contract of sale (revision of September 8, 2004)
21.1.0*	List of subsidiaries of GrafTech International Ltd.
23.1.0*	Consent of PricewaterhouseCoopers LLP.
23.2.0*	Consent of Deloitte & Touche LLP.
24.1.0*	Powers of Attorney (included on signature pages).
31.1.0*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.
31.2.0*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Interim Chief Financial Officer.
32.1.0*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.
32.2.0*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Interim Chief Financial Officer.

* Filed herewith.

(1)	Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).
(2)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2004 (File No. 1-13888).
(3)	Incorporated by reference to the Registration Statement of the registrant on Form S-1 (Registration No. 33-94698).
(4)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).
(5)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-13888).
(6)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended September 30, 1997 (File No. 1-13888).
(7)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13888).
(8)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on September 6, 2005 (File No. 1-13888).
(9)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).
(10)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-13888).
(11)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-13888).
(12)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 15, 2005 (File No. 1-13888).
(13)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).
(14)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).
(15)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13888).
(16)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13888).
(17)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2002 (File No. 1-13888).
(18)	Incorporated by reference to the Registration Statement of the registrant on Form S-3 (Registration No. 333-108039).
(19)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13888).
(20)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2003 (File No. 1-13888).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

March 15, 2006	By: /s/ Craig S. Shular

Craig S. Shular
Title:  Chief Executive Officer, President,
            Interim Chief Financial Officer
            and Director

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Craig S. Shular and Karen G. Narwold, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Craig S. Shular Craig S. Shular	Chief Executive Officer, President, Interim Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)	March 15, 2006

/s/ R. Eugene Cartledge	Director	March 15, 2006
R. Eugene Cartledge

/s/ Mary B. Cranston Mary B. Cranston	Director	March 15, 2006

/s/ John R. Hall John R. Hall	Director	March 15, 2006

/s/ Harold E. Layman Harold E. Layman	Director	March 15, 2006

/s/ Ferrell P. McClean Ferrell P. McClean	Director	March 15, 2006

/s/ Michael C. Nahl Michael C. Nahl	Director	March 15, 2006

/s/ Frank A. Riddick, III Frank A. Riddick, III	Director	March 15, 2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.2.10	Form of Restricted Stock Unit Agreement.
10.9.0	Form of Restricted Stock Agreement (2005 LTIP Version).
10.15.3	Third Amendment to the UCAR Carbon Compensation Deferral Plan effective as of November 1, 2005.
10.17.0	Form of Severance Compensation Agreement for senior management (U.S. 2.0 Version).
10.17.1	Form of Severance Compensation Agreement for senior management (International 2.0 Version).
10.17.2	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version).
10.17.3	Form of Severance Compensation Agreement for senior management (International 2.99 Version).
10.24.1	Memorandum of Agreement, dated as of November 14, 2005, between CGI Information Systems and Management Consultants, Inc. and GrafTech International Ltd.
10.27.2	Amendment No. 3 to Agreement, effective as of January 1, 2006, between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested as to certain portions)
10.28.2	Amendment No. 3 to Agreement, effective as of January 1, 2006, among ConocoPhillips Company, UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested as to certain portions.)
10.29.0	Form of Terms and Conditions of Sale to standard graphite electrode contract of sale (revision of September 8, 2004)
21.1.0	List of subsidiaries of GrafTech International Ltd.
23.1.0	Consent of PricewaterhouseCoopers LLP.
23.2.0	Consent of Deloitte & Touche LLP.
24.1.0	Powers of Attorney (included on signature pages).
31.1.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.
31.2.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Interim Chief Financial Officer.
32.1.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.
32.2.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Interim Chief Financial Officer.

