Form 10-Q
period 2006-03-31
GRAFTECH INTERNATIONAL LTD
filed 2006-05-09
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to ___________________

_______________

Commission file number: 1-13888

_______________

GRAFTECH INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1385548 (I.R.S. Employer Identification Number)

_______________

12900 Snow Road Parma, OH (Address of principal executive offices)	44130 (Zip code)

Registrant’s telephone number, including area code: (216) 676-2000

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

Large Accelerated Filer |X|             Accelerated Filer |_|              Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes |_| No |X|

As of April 30, 2006, 98,444,163 shares of common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Consolidated Balance Sheets at December 31, 2005 and March 31, 2006 (unaudited)	Page 3
Consolidated Statements of Operations for the Three Months ended March 31, 2005 and 2006 (unaudited)	Page 4
Consolidated Statements of Cash Flows for the Three Months ended March 31, 2005 and 2006 (unaudited)	Page 5
Notes to Consolidated Financial Statements (unaudited)	Page 7
Introduction to Part I, Item 2, and Part II, Item 1	Page 29
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 46
Item 4. Controls and Procedures	Page 48
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	Page 50
Item 6. Exhibits	Page 50
SIGNATURE	Page 51
EXHIBIT INDEX	Page 52

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2005	At March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,968	$21,301
Accounts and notes receivable, net of allowance for doubtful accounts of $3,132 at December 31, 2005 and $3,746 at March 31, 2006	184,580	161,654
Inventories	255,038	291,781
Prepaid expenses and other current assets	14,101	15,729

Total current assets	459,687	490,465

Property, plant and equipment	1,086,393	1,090,677
Less: accumulated depreciation	724,196	735,908

Net property, plant and equipment	362,197	354,769
Deferred income taxes	12,103	11,753
Goodwill	20,319	20,908
Other assets	32,514	34,480
Assets held for sale	—	6,691

Total assets	$886,820	$919,066

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$92,192	$63,739
Short-term debt	405	13,939
Accrued income and other taxes	24,826	24,086
Other accrued liabilities	96,990	102,881

Total current liabilities	214,413	204,645

Long-term debt:
Principal value	694,893	740,623
Fair value adjustments for hedge instruments	7,404	7,165
Unamortized bond premium	1,446	1,403

Total long-term debt	703,743	749,191

Other long-term obligations	107,704	95,399
Deferred income taxes	43,669	45,010
Commitments and contingencies	—	—
Minority stockholders' equity in consolidated entities	26,868	27,730
Stockholders’ deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 150,000,000 shares authorized, 100,821,434 shares issued at December 31, 2005, and 100,921,653 shares issued at March 31, 2006	1,023	1,021
Additional paid-in capital	944,581	946,060
Accumulated other comprehensive loss	(311,429)	(301,804)
Accumulated deficit	(751,487)	(756,133)
Less: cost of common stock held in treasury, 2,455,466 shares at December 31, 2005, and 2,501,201 shares at March 31, 2006	(85,621)	(85,197)
Less: common stock held in employee benefit and compensation trusts, 518,301 shares at December 31, 2005, and 472,566 shares at March 31, 2006	(6,644)	(6,856)

Total stockholders’ deficit	(209,577)	(202,909)

Total liabilities and stockholders’ deficit	$886,820	$919,066

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2006

Net sales	$211,094	$208,588
Cost of sales	162,440	152,657

Gross profit	48,654	55,931
Research and development	2,357	3,093
Selling, administrative and other expenses	26,183	28,041
Other expense, net	5,864	565
Restructuring charges	363	2,946
Impairment loss on long-lived assets	—	8,151
Interest expense	11,978	14,229
Interest income	(220)	(139)

	46,525	56,886

Income (loss) before provision for income taxes and minority stockholders’ share of subsidiaries’
income (loss)	2,129	(955)
Provision for income taxes	805	3,487
Minority stockholders’ share of subsidiaries’ income	(181)	204

Net income (loss)	$1,505	$(4,646)

Basic earnings (loss) per common share:
Net income (loss) per share	$0.02	$(0.05)

Weighted average common shares outstanding (in thousands)	97,566	97,912

Diluted earnings (loss) per common share:
Net income (loss) per share	$0.02	$(0.05)

Weighted average common shares outstanding (in thousands)	98,038	97,912

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2006

Cash flow from operating activities:
Net income (loss)	$1,505	$(4,646)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,623	9,246
Deferred income taxes	1,755	146
Restructuring charges	363	2,946
Impairment loss on long-lived assets	—	8,151
Other charges, net	7,452	213
Increase in working capital (see * on page 6)	(26,537)	(40,191)
Benefit obligation changes	(4,326)	(2,666)
Long-term assets and liabilities	(2,625)	(6,566)

Net cash used in operating activities	(13,790)	(33,367)

Cash flow from investing activities:
Capital expenditures	(10,752)	(10,942)
Payments made for patents	(184)	(124)
Proceeds from sale of assets	106	128
Sale of interest rate swap	(2,950)	—

Net cash used in investing activities	(13,780)	(10,938)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	(639)	15,656
Revolving Facility borrowings	32,145	62,255
Revolving Facility reductions	(7,153)	(18,347)
Financing costs	(3,845)	—

Net cash provided by financing activities	20,508	59,564

Net (decrease) increase in cash and cash equivalents	(7,062)	15,259
Effect of exchange rate changes on cash and cash equivalents	(924)	74
Cash and cash equivalents at beginning of period	23,484	5,968

Cash and cash equivalents at end of period	$15,498	$21,301

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2006

*Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable	$25,891	$23,411
Effect of factoring on accounts receivable	—	2,370
Inventories	(22,391)	(29,323)
Prepaid expenses and other current assets	(13)	6
Payments for antitrust investigations and related lawsuits and claims	(3,400)	(4,500)
Restructuring payments	(2,994)	(921)
Decrease in accounts payable and accruals	(23,630)	(31,234)

Increase in working capital	$(26,537)	$(40,191)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    Interim Financial Presentation

        These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the SEC and reflect all adjustments (all of which are of a normal and recurring nature) which management considers necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”). The year-end Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the entire year ending December 31, 2006.

        We have revised our consolidated statements of cash flows to attribute payments made in connection with sales of interest rate swap derivatives as cash flows from investing activities. Previously, we reported these cash flows as part of cash flows from financing activities.

(2)     New Accounting Standards

        On November 24, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs — an amendment of APB No. 43,” Chapter 4, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on our consolidated results of operations or financial position.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        We have adopted SFAS No. 123(R) in the first quarter of 2006 using the modified prospective transition method. Stock-based compensation recognized in our consolidated results of operations and financial position for the three months ended March 31, 2006 included compensation cost for stock-based awards granted prior to, but not fully vested as of January 1, 2006 and stock-based awards granted subsequent to January 1, 2006. Based on the current stock-based compensation plans in effect and awards issued and outstanding, our expense for the three months ended 2006 for stock-based compensation is $1.1 million of which $1.0 million relates to unvested restricted stock grants and $0.1 million to unvested stock options.

        On November 10, 2005, the FASB Staff issued FSP No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. SFAS No. 123(R), paragraph 81, indicates that, for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (an “APIC pool”), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS No. 123 for recognition purposes. This FSP provides an elective alternative transition method. An entity may follow either the transition guidance for the APIC pool in paragraph 81 of SFAS No. 123(R) or the alternative transition method described in this FSP. We may take up to one year from the initial adoption of SFAS No. 123(R) to evaluate our available transition alternatives and make our one time election.

        In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted this Statement effective January 1, 2006. The adoption of SFAS No. 154 did not have a significant impact on our consolidated results of operations or financial position.

        In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement Nos. 133 and 140.” This Statement (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

embedded derivative requiring bifurcation; and (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. The fair value election of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133, prior to the adoption of this Statement. We will be required to adopt SFAS No. 155 in the first quarter of 2007. We are currently in the process of assessing the impact of the adoption of SFAS No. 155 on our consolidated results of operations and financial position.

(3)    Stock-Based Compensation

        We have historically maintained several stock incentive plans. The plans permitted options, restricted stock and other awards to be granted to employees and, in certain cases, also to non-employee directors. The aggregate number of shares authorized under the plans since their initial adoption was 19,300,000 at December 31, 2005.

        Effective January 1, 2006, we adopted SFAS No. 123(R), which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective application transition method. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair market value of the award, over the requisite service period. Also, in accordance with the modified prospective transition method, our condensed consolidated financial statements for the periods prior to the first quarter of 2006 have not been restated to reflect this adoption.

Stock based compensation under SFAS 123(R)

        In the first quarter of 2006, we recognized $1.1 million in stock-based compensation expense. A majority of the expense, $1.0 million, was recorded as selling, administrative, and other expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

        As of March 31, 2006, the total compensation cost related to the non-vested restricted stock and stock options not yet recognized was $4.6 million and will be recognized over the weighted average life of 3.4 years.

Accounting for stock-based compensation

        Restricted Stock. The fair value of restricted stock is based on the trading price of our common stock on the date of grant, less required adjustments to reflect dividends paid and expected forfeitures or cancellations of awards throughout the vesting period, which ranges between one and three years. The weighted average grant date fair value of restricted stock granted for the three months ended March 31, 2005 and 2006 was approximately $8.49 and $6.52, respectively.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        Restricted stock activity under the plans for the three months ended March 31, 2006 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2006	1,315,229	$5.29
Granted	72,000	6.52
Vested	(35,000)	8.49
Forfeited	(120,164)	5.83

Outstanding at March 31, 2006	1,232,065	$5.21

        In the three months ended March 31, 2006, we granted 72,000 shares of restricted stock to certain directors, officers and employees at prices ranging from $4.71 to $7.82.  Of these shares, 35,000 shares vest one year from the date of grant and 37,000 shares vest over a three-year period, with one-third of the shares vesting on the anniversary date of the grant in each of the next three years.

        Stock Options. Our stock option compensation cost calculated under the fair value method is recognized over the vesting period of 5.0 years. The weighted-average fair value of options granted per share was $8.12 and $7.31 for the three months ended March 31, 2005 and 2006, respectively. The fair values of options granted are estimated on the date of grant using the Black-Scholes option-pricing model. We did not issue stock option awards in the first quarter of 2006. The weighted-average assumptions used in our Black-Scholes option-pricing model for awards issued during the three months ended March 31, 2005 are as follows:

For the Three Months Ended March 31, 2005

Dividend yield	0.0%
Expected volatility	72.0%
Risk-free interest rate	4.0%
Expected term in years	7.5 years

Dividend Yield. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

Expected Volatility. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The volatility factor we use is based on our historical stock prices over the most recent period commensurate with the estimated expected life of the award.

Risk-Free Interest Rate. We base the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Expected Term In Years. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures.

        Stock options outstanding under the plans at March 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
	(Options in thousands)			(Options in thousands)
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Prices	Number Exercisable	Weighted-Average Exercise Prices
Time vesting options:
$ 2.83 to $11.10	6,298	4 years	$7.51	5,394	$7.48
$11.60 to $19.06	2,232	3 years	$16.63	2,231	$16.63
$22.82 to $29.22	95	2 years	$24.72	95	$24.72
$30.59 to $40.44	774	1 year	$33.51	774	$33.51

	9,399		$12.39	8,494	$12.45

Performance vesting options:
$ 7.60	242	1 year	$7.60	242	$7.60

        Options granted, exercised, canceled and expired under our plans are summarized as follows:

	Shares	Weighted-Average Exercise Prices	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Shares in thousands)

Time vesting options:
Outstanding at January 1, 2006	10,583	$13.28
Granted at market price	--	--
Exercised	--	--
Forfeited/canceled	(596)	11.23
Expired	(588)	35.35

Outstanding at March 31, 2006	9,399	12.39	3.4 years	196

Options exercisable at March 31, 2006	8,494	12.45	3.4 years	122
Weighted-average fair value of options granted during three months ended March 31, 2006:
At market	—

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Shares	Weighted-Average Exercise Prices	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Shares in thousands)
Performance vesting options:
Outstanding at January 1, 2006	242	$7.60
Granted	—	—
Exercised	—	—
Forfeited/canceled	—	—

Outstanding at March 31, 2006	242	7.60	1 year	—

Exercisable at March 31, 2006	242	7.60	1 year	—

Pro Forma Information

        Previously, we applied APB Opinion No. 25 and related Interpretations, as permitted by SFAS 123. Compensation expense associated with our restricted stock and stock options granted to non-employees was recorded in the Consolidated Statements of Operation and in the stockholders’ deficit section of the Consolidated Balance Sheets based on the fair market value. However, no compensation expense was recognized for our time vesting options granted. If compensation expense for each of our stock-based compensation plans was determined by the fair value method prescribed by SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

For the Three Months Ended March 31, 2005
(Dollars in thousands, except per share data)

Net income as reported	$1,505
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	74
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(498)

Pro forma net income	$1,081

Earnings per share:
Basic-- as reported	0.02
Basic-- pro forma	0.01
Diluted-- as reported	0.02
Diluted-- pro forma	0.01

(4)   Earnings Per Share

        Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, “Earnings Per Share”, and EITF No. 04-08, “Accounting Issues Related to Certain Features of

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contingently Convertible Debt and the Effects on Diluted Earnings Per Share”, using the following share data:

	For the Three Months Ended March 31,
	2005	2006
	(Dollars in thousands, except option data)
Net income (loss), as reported	$1,505	$(4,646)
Add: Interest on Debentures, net of tax benefit	—	—
Add: Amortization of Debentures issuance costs, net of tax benefit	—	—

Net income (loss), as adjusted	$1,505	$(4,646)

Weighted average common shares outstanding for basic calculation	97,566,396	97,912,499
Add: Effect of stock options and restricted stock	471,869	—
Add: Effect of Debentures	—	—

Weighted average common shares outstanding for diluted calculation	98,038,265	97,912,499

        Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are calculated by dividing net income (loss), as adjusted, by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities, including those underlying the Debentures, had been issued.

        The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 6,805,784 and 9,451,763 shares in the 2005 first quarter and 2006 first quarter, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

        The calculation of weighted average common shares outstanding for the diluted calculation also excludes the 13,570,560 shares underlying the Debentures for the three months ended March 31, 2005 and 2006, and the effect of 428,743 stock options and restricted shares at March 31, 2006, as the effect would have been anti-dilutive.

(5)     Segment Reporting

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

        The following tables summarize financial information concerning our reportable segments.

	Three Months Ended March 31,
	2005	2006
	(Dollars in thousands)
Net sales to external customers:
Synthetic Graphite	$185,056	$188,245
Other	26,038	20,343

Net sales	$211,094	$208,588

Gross profit:
Synthetic Graphite	$43,810	$53,660
Other	4,844	2,271

Gross profit	$48,654	$55,931

Reconciliation of gross profit to income (loss) before provision for income taxes and minority stockholders' share of income (loss):

Gross profit	$48,654	$55,931
Research and development	2,357	3,093
Selling, administrative and other expenses	26,183	28,041
Other expense, net	5,864	565
Restructuring charges	363	2,946
Impairment loss on long-lived and other assets	—	8,151
Interest expense	11,978	14,229
Interest (income)	(220)	(139)

Income (loss) before provision for income taxes and minority stockholders' share of income (loss)	$2,129	$(955)

(6)    Restructuring Charges and Impairment Losses

        At March 31, 2006, the outstanding balance of our restructuring reserve was $13.8 million. We expect the majority of the remaining payments to be paid by the end of 2007. The balance at March 31, 2006 consisted primarily of the following:

Synthetic Graphite Segment:

o	$7.5 million related to the rationalization of our synthetic graphite facilities, including those in Brazil and France, and the closure of our facility in Russia.

o	$3.9 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

o	$0.7 million related to the phase-out of our graphite electrode machining operations in Clarksville, Tennessee.

Other Segment and Corporate:

o	$1.5 million related primarily to remaining lease payments and severance and related costs associated with our former corporate headquarters.

o	$0.2 million related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

In the first quarter of 2006, we recorded a net restructuring charge of $2.9 million. A majority of the net charge was comprised of the following:

o	$1.2 million for severance and related costs related to rationalization at our synthetic graphite facility in France.

o	$0.9 million for severance and related costs associated with our former corporate headquarters.

o	$0.2 million for severance and related costs related to rationalization at our synthetic graphite facility in Clarksville, Tennessee.

o	$0.2 million for severance and costs related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

The following table summarizes activity relating to the restructuring liability at March 31, 2006:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2006	$10,733	$794	$11,527
Restructuring charges	2,528	383	2,911
Change in estimates	35	—	35
Payments and settlements	(637)	(284)	(921)
Effect of change in currency exchange rates	217	—	217

Balance at March 31, 2006	$12,876	$893	$13,769

        In the first quarter of 2006, we abandoned long-lived fixed assets associated with costs capitalized for our enterprise resource planning system implementations due to an indefinite delay in the implementation of the remaining facilities. As a result, we recorded a $6.6 million loss, including the write off of capitalized interest, in accordance with SFAS No. 144, “Accounting For the Impairment and Disposal of Long-Lived Assets”.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        Also, in the first quarter of 2006, management announced its intention to sell certain long-lived assets from our Etoy, Switzerland and Caserta, Italy facilities. As a result, we have classified these assets as held for sale in the Consolidated Balance Sheet in accordance with SFAS No. 144. In addition, we have recorded a $1.4 million impairment loss that adjusts the carrying value of the assets in Switzerland to the estimated fair value less estimated selling costs.

(7)     Other Expense, Net

        The following table presents an analysis of other (income) expense, net:

	For the Three Months Ended March 31,
	2005	2006
	(Dollars in thousands)
Currency (gains) losses	$6,631	$(2,558)
Fair value adjustments on Debenture redemption
make-whole option	(2,820)	—
Write-off of capitalized bank fees	1,514	—
Fair value adjustments on derivative instruments	(319)	—
Legal, environmental and other related costs	—	974
Loss on the disposal of fixed assets	—	408
Bank and other financing fees	594	479
Relocation costs	229	841
Loss on the sale of accounts receivable	4	175
Other	31	246

Total other expense, net	$5,864	$565

        We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2005 and March 31, 2006, the aggregate principal amount of these loans was $414.6 million and $425.6 million, respectively (based on currency exchange rates in effect at such date). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other expense, net, on the Consolidated Statements of Operations. In the 2005 first quarter, we had a net total of $6.6 million of currency losses, including $6.2 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the 2006 first quarter, we had a net total of $2.6 million of currency gains, including $4.2 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries that use the dollar as their functional currency.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)     Benefit Plans

        The components of our consolidated net pension and postretirement cost (benefit) are set forth in the following table:

	Pension Benefits		Postretirement Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2005	2006	2005	2006
	(Dollars in thousands)
Service cost	$296	$294	$74	$103
Interest cost	2,982	3,038	514	505
Expected return on plan assets	(3,358)	(3,168)	—	—
Amortization of transition obligation	(26)	(24)	—	—
Amortization of prior service cost (benefit)	(4)	18	(5,450)	(5,280)
Amortization of unrecognized loss	330	729	1,282	1,333
Employee contributions	(23)	—	—	—

Net cost (benefit)	$197	$887	$(3,580)	$(3,339)

(9)     Long-Term Debt and Liquidity

        The following table presents our long-term debt:

	At December 31, 2005	At March 31, 2006
	(Dollars in thousands)
Revolving Facility	$39,000	$83,102

Senior Notes:
Senior Notes due 2012	434,631	434,631
Fair value adjustments for terminated hedge instruments*	7,404	7,165
Unamortized bond premium	1,446	1,403

Total Senior Notes	443,481	443,199

Debentures**	220,291	221,738
Other European debt	971	1,152

Total	$703,743	$749,191

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.
**	At December 31, 2005, the balance excludes the derivative liability relating to our redemption feature with a make-whole provision, which amounts to $1.3 million. As of January 1, 2006, this derivative liability no longer requires separate accounting from the convertible debenture under Derivative Implementation Group Issue No. B39,“Embedded Derivatives: Application of Paragraph 13(b) to Call Options that are Exercisable Only by the Debtor”.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10)     Inventories

         Inventories are comprised of the following:

	At December 31, 2005	At March 31, 2006
	(Dollars in thousands)
Raw material and supplies	$74,650	$75,368
Work in process	150,816	168,705
Finished goods	29,572	47,708

Total inventories	$255,038	$291,781

(11)     Interest Expense

        The following table presents an analysis of interest expense:

	For the Three Months Ended March 31,
	2005	2006
	(Dollars in thousands)
Interest incurred on debt	$12,191	$13,241
Interest rate swap benefit	(1,043)	—
Amortization of fair value adjustments for terminated hedge instruments	(553)	(239)
Amortization of debt issuance costs	937	912
Interest on DOJ antitrust fine	149	84
Amortization of premium on Senior Notes	(40)	(43)
Amortization of discount on Debentures	220	161
Interest incurred on other items	117	113

Total interest expense	$11,978	$14,229

(12)    Comprehensive Income (Loss)

        Comprehensive loss consisted of the following:

	For the Three Months Ended March 31,
	2005	2006
	(Dollars in thousands)
Net income (loss)	$1,505	$(4,646)
Other comprehensive income (loss):
Foreign currency translation adjustments	(13,817)	9,622

Total comprehensive income (loss)	$(12,312)	$4,976

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13)     Contingencies

      Antitrust Matters

        In 1997, the DOJ and the EU Competition Authority commenced investigations into alleged violations of the antitrust laws in connection with the sale of graphite electrodes. The antitrust authorities in Canada, Japan and Korea subsequently began similar investigations. The EU Competition Authority also commenced an investigation into alleged antitrust violations in connection with the sale of specialty graphite. These antitrust investigations have been resolved. Several of the investigations resulted in the imposition of fines against us. These fines, or payments in accordance with a payment schedule in the case of the DOJ antitrust fine, have been timely paid. At December 31, 2005 and March 31, 2006, $26.0 million and $21.5 million remained in the reserve for liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, respectively. The reserve is unfunded and represents the remaining DOJ antitrust fine obligation, with quarterly payments scheduled through January 2007.

        Through March 31, 2006, except for certain foreign customer lawsuits discussed in Note 14 of the Annual Report, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. All payments due have been timely paid.

        We have been vigorously defending, and intend to continue to vigorously defend, against the foreign customer lawsuits. We may at any time, however, settle these lawsuits. It is possible that additional antitrust investigations, lawsuits or claims could be commenced or asserted against us in the U.S. and in other jurisdictions. We are currently not reserved for such matters.

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

        On March 1, 2006, we were served with a complaint commencing a securities class action in the United States District Court for the District of Delaware (Civil Action No. 06-133). The complaint alleged that GTI and certain officers violated federal securities law by making false statements or failing to disclose adverse facts, in or in relation to press releases issued by us on November 3, 2005, about our graphite electrode pricing power, our cost-cutting measures, the market for our non-graphite product lines, our forecasting ability, our internal controls and corporate compliance, and our restructuring activities and charges. The proposed class consists of all persons who purchased our securities during the period from November 3, 2005 until February 8, 2006. The complaint seeks, among other things, to recover damages resulting from

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

such alleged violations. On March 21, 2006, the complaint was voluntarily withdrawn by the plaintiffs.

      Product Warranties

        We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. The following table presents the activity in this accrual for the 2006 first quarter (dollars in thousands):

Balance at January 1, 2006	$610
Product warranty charges	379
Payments and settlements	(328)

Balance at March 31, 2006	$661

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

        Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At March 31, 2006, retained earnings of our subsidiaries subject to such restrictions were approximately $749.4 million. Investments in subsidiaries are recorded on the equity basis.

        The following table sets forth condensed consolidating balance sheets at December 31, 2005 and March 31, 2006, condensed consolidating statements of operations for the 2005 and 2006 first quarters, and condensed consolidating statements of cash flows for the 2005 and 2006 first quarters of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
at December 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

ASSETS

Current assets:
Cash and cash equivalents	$143	$—	$36	$5,877	$(88)	$5,968

Intercompany loans	51,315	166,292	—	108,716	(326,323)	—
Intercompany accounts receivable	—	2,676	27,689	31,079	(61,444)	—
Accounts receivable - third party	—	—	36,569	148,011	—	184,580

Accounts and notes receivable, net	51,315	168,968	64,258	287,806	(387,767)	184,580
Inventories	—	—	59,975	195,108	(45)	255,038
Prepaid expenses and other current
assets	7	16,431	1,793	12,287	(16,417)	14,101

Total current assets	51,465	185,399	126,062	501,078	(404,317)	459,687

Property, plant and equipment, net	—	—	46,586	320,096	(4,485)	362,197
Deferred income taxes	—	—	8,980	4,067	(944)	12,103
Intercompany loans	—	506,887	—	—	(506,887)	—
Goodwill	—	—	—	20,319	—	20,319
Other assets	5,359	16,860	3,426	6,869	—	32,514

Total assets	$56,824	$709,146	$185,054	$852,429	$(916,633)	$886,820

LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,836	$17,242	$12,392	$60,810	$(88)	$92,192

Intercompany loans	—	109,284	217,009	61,655	(387,948)	—
Third party loans	—	—	—	405	—	405

Short-term debt	—	109,284	217,009	62,060	(387,948)	405
Accrued income and other taxes	1,939	—	20,963	18,341	(16,417)	24,826
Other accrued liabilities	—	—	34,644	62,346	—	96,990

Total current liabilities	3,775	126,526	285,008	203,557	(404,453)	214,413

Long-term debt	220,290	482,481	—	972	—	703,743
Intercompany loans	—	—	—	506,903	(506,903)	—
Other long-term obligations	1,284	37	59,051	47,332	—	107,704
Payable to equity of investees	41,045	—	(526,601)	—	485,556	—
Deferred income taxes	7	—	—	44,606	(944)	43,669
Commitments and contingencies	—	—	—	—	—	—
Minority stockholders’ equity in
consolidated entities	—	—	—	26,868	—	26,868
Stockholders’ equity (deficit)	(209,577)	100,102	367,596	22,191	(489,889)	(209,577)

Total liabilities and
stockholders' deficit	$56,824	$709,146	$185,054	$852,429	$(916,633)	$886,820

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
at March 31, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$222	$1,736	$—	$19,521	$(178)	$21,301

Intercompany loans	50,777	181,107	—	101,516	(333,400)	—
Intercompany accounts receivable	—	4,146	29,134	28,330	(61,610)	—
Accounts receivable - third party	—	—	26,513	135,141	—	161,654

Accounts and notes receivable, net	50,777	185,253	55,647	264,987	(395,010)	161,654
Inventories	—	—	69,391	222,390	—	291,781
Prepaid expenses and other current assets	—	16,543	755	14,849	(16,418)	15,729

Total current assets	50,999	203,532	125,793	521,747	(411,606)	490,465

Property, plant and equipment, net	—	—	39,957	319,549	(4,737)	354,769
Deferred income taxes	—	—	15,693	5,128	(9,068)	11,753
Intercompany loans	—	517,879	—	—	(517,879)	—
Goodwill	—	—	—	20,908	—	20,908
Other assets	5,092	16,215	3,767	9,406	—	34,480
Assets held for sale	—	—	—	6,691	—	6,691

Total assets	$56,091	$737,626	$185,210	$883,429	$(943,290)	$919,066

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$922	$6,271	$8,483	$48,241	$(178)	$63,739

Intercompany loans	—	102,216	236,273	56,784	(395,273)	—
Third party loans	—	—	—	13,939	—	13,939

Short-term debt	—	102,216	236,273	70,723	(395,273)	13,939
Accrued income and other taxes	1,944	—	19,587	18,973	(16,418)	24,086
Other accrued liabilities	—	772	40,120	61,989	—	102,881

Total current liabilities	2,866	109,259	304,463	199,926	(411,869)	204,645

Long-term debt	221,737	526,301	—	1,153	—	749,191
Intercompany loans	—	—	—	517,878	(517,878)	—
Other long-term obligations	—	—	48,752	46,647	—	95,399
Payable to equity of investees	34,397	—	(536,125)	—	501,728	—
Deferred income taxes	—	—	—	54,078	(9,068)	45,010
Commitments and contingencies	—	—	—	—	—	—
Minority stockholders' equity in consolidated entities	—	—	—	27,730	—	27,730
Stockholders’ equity (deficit)	(202,909)	102,066	368,120	36,017	(506,203)	(202,909)

Total liabilities and stockholders’ deficit	$56,091	$737,626	$185,210	$883,429	$(943,290)	$919,066

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Operations
for the Three Months Ended March 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$—	$—	$64,000	$193,000	$(46,000)	$211,000
Cost of sales	—	—	49,000	149,000	(36,000)	162,000

Gross profit	—	—	15,000	44,000	(10,000)	49,000
Research and development			1,000	2,000	(1,000)	2,000
Selling, administrative and other expenses			12,000	21,000	(7,000)	26,000
Other (income) expense, net	(3,000)	3,000	3,000	(3,000)	6,000	6,000
Interest expense	1,000	11,000	—	(1,000)	1,000	12,000
Interest income	—	—	—	—

Income (loss) before provision for (benefit from) income taxes and minority stockholders’ share of income	2,000	(14,000)	(1,000)	25,000	(9,000)	3,000
Provision for (benefit from) income taxes	1,000	(5,000)	3,000	4,000	(2,000)	1,000
Minority stockholders’ share of income	—	—	—	—	—	—
Deficit (equity) in earnings of
subsidiaries	(8,000)	—	(21,000)	—	29,000	—

Net income (loss)	$9,000	$(9,000)	$17,000	$21,000	$(36,000)	$2,000

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Operations
for the Three Months Ended March 31, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$—	$—	$59,321	$194,909	$(45,642)	$208,588
Cost of sales	—	773	47,469	145,158	(40,743)	152,657

Gross profit	—	(773)	11,852	49,751	(4,899)	55,931
Research and development	—	—	1,497	1,596	—	3,093
Selling, administrative and other expenses	—	84	13,387	21,583	(7,013)	28,041
Restructuring charges	19	—	1,623	1,304	—	2,946
Impairment loss on long-lived and other assets	—	—	6,768	1,383	—	8,151
Other (income) expense, net	—	(11,049)	3,164	(68)	8,518	565
Interest expense	1,239	13,448	1,806	6,250	(8,514)	14,229
Interest income	—	—	—	(139)	—	(139)

Income (loss) before provision for
(benefit from) income taxes and
minority stockholders' share of
income	(1,258)	(3,256)	(16,393)	17,842	2,110	(955)
Provision for (benefit from) income taxes	—	193	36	3,382	(124)	3,487
Minority stockholders' share of income	—	—	—	204	—	204
Deficit (equity) in earnings of subsidiaries	5,622	—	(14,256)	—	8,634	—

Net income (loss)	$(6,880)	$(3,449)	$(2,173)	$14,256	$(6,400)	$(4,646)

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Cash Flows
for the Three Months Ended March 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Cash flow from operating activities:
Net income (loss)	$9,000	$(9,000)	$17,000	$21,000	$(36,000)	$2,000
Adjustment to reconcile net income (loss) to
net cash (used in) provided by operations:
Depreciation and amortization	—	—	1,000	8,000	—	9,000
Deferred income taxes	—	(1,000)	3,000	—	—	2,000
Adjustment from cost to equity	(8,000)	—	(21,000)	—	29,000	—
Antitrust investigations and related
lawsuits and claims	—	—	—	—	—	—
Interest expense	—	—	—	—	—	—
Restructuring charges	—	—	—	—	—	—
Impairment loss on long-lived and other assets	—	—	—	—	—	—
Gain on sale of assets	—	—	—	—	—	—
Fair value adjustment on Debenture redemption make whole option	—	—	—	—	—	—
Fair value adjustments on interest rate
caps	—	—	—	—	—	—
Post retirement plan changes	—	—	(4,000)	—	—	(4,000)
Other (credits) charges, net	(2,000)	(17,000)	(7,000)	60,000	(27,000)	7,000
(Increase) decrease in working capital	—	(13,000)	(6,000)	(23,000)	16,000	(26,000)
Long term assets and liabilities	—	—	(1,000)	(2,000)	—	(3,000)

Net cash used in operating activities	(1,000)	(40,000)	(18,000)	64,000	(18,000)	(13,000)

Cash flow from investing activities:
Intercompany loans receivable/payable	3,000	—	45,000	15,000	(63,000)	—
Intercompany debt, net	(2,000)	12,000	(23,000)	(68,000)	81,000	—
Capital expenditures	—	—	(2,000)	(9,000)	—	(11,000)
Sale of interest rate swap	—	(3,000)	—	—	—	(3,000)
Proceeds from sale of assets	—	—	—	—	—	—
Patent capitalization	—	—	—	—	—	—
Sale (purchase) of derivative investments	—	—	—	—	—	—

Net cash used in investing activities	1,000	9,000	20,000	(62,000)	18,000	(14,000)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	—	—	—	(1,000)	—	(1,000)
Revolving Facility borrowings	—	24,000	—	—	—	24,000
Revolving Facility reductions	—	—	—	—	—	—
Long-term debt borrowings	—	—	—	1,000	—	1,000
Financing costs	—	(4,000)	—	—	—	(4,000)

Net cash provided by financing activities	—	20,000	—	—	—	20,000

Net increase (decrease) in cash and cash
equivalents	—	(11,000)	2,000	2,000	—	(7,000)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,000)	—	(1,000)
Cash and cash equivalents at beginning of period	—	12,000	1,000	11,000	—	24,000

Cash and cash equivalents at end of period	$—	$1,000	$3,000	$12,000	$—	$16,000

PART I (CONT'D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Cash Flows
for the Three Months Ended March 31, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Cash flow from operating activities:
Net income (loss)	$(6,880)	$(3,449)	$(2,173)	$14,256	$(6,400)	$(4,646)
Adjustment to reconcile net income (loss) to
net cash (used in) provided by operations:
Depreciation and amortization	—	—	988	6,795	1,463	9,246
Deferred income taxes	—	193	823	(872)	2	146
Restructuring charges	—	—	1,642	1,304	—	2,946
Impairment loss on long-lived assets	—	—	6,768	1,383	—	8,151
Post retirement plan changes	—	—	(3,692)	1,026	—	(2,666)
Other (credits) charges, net	7,542	6,231	(8,841)	(9,120)	4,401	213
(Increase) decrease in working capital	(909)	(10,996)	(6,196)	(22,207)	117	(40,191)
Long-term assets and liabilities	—	—	(5,315)	(1,251)	—	(6,566)

Net cash used in operating activities	(247)	(8,021)	(15,996)	(8,686)	(417)	(33,367)

Cash flow from investing activities:
Intercompany receivable/payable	—	(1,331)	(3,279)	5,758	(1,148)	—
Intercompany debt, net	538	(33,014)	21,098	10,295	1,083	—
Capital expenditures	—	—	(1,795)	(9,539)	392	(10,942)
Payments made for patents	—	—	(74)	(50)	—	(124)
Proceeds from sale of assets	—	—	10	118	—	128
Sale of interest rate swap	—	—	—	—	—	—

Net cash used in investing activities	538	(34,345)	15,960	6,582	327	(10,938)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	(212)	—	—	15,868	—	15,656
Revolving Facility borrowings	—	62,255	—	—	—	62,255
Revolving Facility reductions	—	(18,153)	—	(194)	—	(18,347)
Financing costs	—	—	—	—	—	—

Net cash provided by financing activities	(212)	44,102	—	15,674	—	59,564

Net increase (decrease) in cash and cash
equivalents	79	1,736	(36)	13,570	(90)	15,259
Effect of exchange rate changes on cash and cash equivalents	—	—	—	74	—	74
Cash and cash equivalents at beginning of period	143	—	36	5,877	(88)	5,968

Cash and cash equivalents at end of period	$222	$1,736	$—	$19,521	$(178)	$21,301

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15)	Natural Gas Contracts

        In the fourth quarter of 2005, we entered into natural gas derivative contracts to mitigate the impact of changes in natural gas prices. The contracts are not being accounted for as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, therefore, are recorded at fair value on the consolidated balance sheet. Changes in fair value are recorded in the consolidated statement of operations in cost of goods sold. During the first quarter of 2006, losses for these contracts were $0.7 million.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Introduction to Part I, Item 2, and Part II, Item 1

Preliminary Notes

        Important Terms. We use various terms to simplify the presentation of information in this Report. These terms are defined in the Annual Report, which are incorporated herein by reference.

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

        The GRAFTECH logo, GRAFCELL®, EGRAF®, GRAFOIL®, and SpreaderShield™ are our trademarks and trade names used in this Report. This Report also contains trademarks and trade names belonging to other parties.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        We also have corporate governance guidelines (which we call the Charter of the Board of Directors) which is available on our website at http://www.graftech.com/GrafTech/About+Our+Company/Corporate+Governance/Corporate+Governance+Guidelines.htm as required by the NYSE. You may request a copy of the Charter of the Board of Directors, at no cost, by oral or written request to: GrafTech International Ltd., 12900 Snow Road, Parma, Ohio, 44130, Attention: Michael A. Carr, Manager of Investor Relations, Telephone (216) 676-2345.

        Reference is made to the Annual Report for background information on various risks and contingencies and other matters related to circumstances affecting us and our industry.

        Neither any statement made in this Report nor any charge taken by us relating to any legal proceedings constitutes an admission as to any wrongdoing.

        Forward Looking Statements and Risk Factors. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: future production and sales of steel, aluminum, electronic devices, fuel cells and other products that incorporate or that are produced using our products; future prices and sales of and demand for such products; future operational and financial performance of our businesses; strategic plans and business projects; impacts of regional and global economic conditions; interest rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal and litigation matters; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future asset sales, costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal” and similar expressions identify some of these statements.

        Actual future events and circumstances (including future results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

o	the possibility that additions to capacity for producing steel in electric arc furnaces may not occur or that increases in graphite electrode manufacturing capacity may occur, which may impact demand for or prices or sales volume of graphite electrodes;

o	the possibility that continued global consolidation of the world’s largest steel producers could impact our business or industry;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility that average graphite electrode revenue per metric ton in the future may be different than current spot prices due to changes in product mix, changes in currency exchange rates, changes in competitive market conditions or other factors;

o	the possibility that price increases, adjustments or surcharges may not be realized;

o	the possibility that economic or technological developments may adversely affect growth in the use of graphite cathodes, in lieu of carbon cathodes, in the aluminum smelting process;

o	the possibility that additions to aluminum smelting capacity may not occur or that increases in production of cathodes by competitors may occur, which may impact demand for or prices or sales volume of cathodes;

o	the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management or other products or that they could be subsequently displaced by other products or technologies;

o	the possibility of delays in or failure to achieve widespread commercialization of fuel cells which use our natural graphite-based products or that manufacturers of PEM fuel cells may obtain those products from other sources;

o	the possibility of delays in expanding or failure to expand our manufacturing capacity to meet growth in demand for existing, new or improved products, if any;

o	the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others;

o	the occurrence of unanticipated events or circumstances relating to antitrust investigations, lawsuits or claims, a securities class action lawsuit or other litigation;

o	the possibility that our provision for income taxes and effective income tax rate or cash tax rate may fluctuate significantly due to changes in tax planning, profitability, estimates of future ability to use foreign tax credits, tax laws, and other factors;

o	the occurrence of unanticipated events or circumstances relating to health, safety or environmental compliance or remediation obligations or liabilities to third parties or relating to labor relations;

o	the possibility of changes in interest or currency exchange rates, in competitive conditions, or in inflation;

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

o	the possibility that our high leverage, substantial debt and other obligations could limit our financial resources and ability to compete and may make us more vulnerable to adverse economic events;

o	the possibility that our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board or other central banks, changes in fiscal policies by the U.S. and other governments, developments in the Middle East, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism;

o	the possibility that interruption in our major raw material, energy or utility supplies due to, among other things, natural disasters, process interruptions, actions by producers, and capacity limitations, may adversely affect our ability to manufacture and supply our products or result in higher costs;

o	the possibility of interruptions in production at our facilities due to, among other things, critical equipment failure, which may adversely affect our ability to manufacture and supply our products or result in higher costs;

o	the possibility that we may not complete planned asset sales for amounts or at times anticipated or at all, or that we may not achieve the earnings or other financial metrics that we provide as guidance from time to time;

o	the possibility that the anticipated benefits from organizational and work process redesign or other system changes, including operating efficiencies, production cost savings and improved operational performance, including leveraging infrastructure for greater productivity and contributions to our continued growth, may be delayed or may not occur;

o	the possibility that our disclosure or internal controls may become inadequate because of changes in conditions, that the degree of compliance with our policies and procedures related to those controls may deteriorate or that those controls may not operate effectively and may not prevent or detect misstatements or errors;

o	the possibility that delays may occur in the financial statement closing process due to a change in our internal control environment; and

o	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.

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

        Synthetic Graphite. Graphite electrode demand is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the first quarter of 2006, global steel production and operating rates, excluding China, were comparable to the same period last year. However, due to China’s steel production growth of 17.6% during the 2006 first quarter as compared to the same period in 2005, global steel production increased by about 5.4%. Overall, EAF steel production capacity continues to expand, with estimates that production will increase by 3% during 2006.

        We expect graphite electrode sales volume to be approximately 210,000 to 215,000 metric tons in 2006, depending on market conditions. We expect graphite electrode revenue to increase 15% in 2006 as compared to 2005, with a majority of the increase projected in the second half of the year.

        The global graphite electrode pricing environment continues to improve as global demand for high quality, reliable graphite electrodes continues to grow. 2006 is expected to be one of the strongest years in over a decade for EAF new start-ups. These new furnaces are projected to add over 5% of EAF steel capacity over the course of 2006, primarily in China and Russia.

        We have secured 100% of our anticipated 2006 premium needle coke requirements, our most significant and critical raw material. Premium needle coke represents the largest single component of graphite electrode production costs. Although raw material pricing pressures remain persistently high, we have identified productivity initiatives to help mitigate these rising 2006 production costs. These initiatives include the implementation of rationalization and productivity opportunities in our synthetic graphite facilities and continued streamlining, centralization and consolidation of our administrative activities. We believe these productivity and consolidation initiatives will contain our 2006 graphite electrode production cost increases to a range of 10% to 12%.

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

         Other Segment. We expect increased blast furnace construction and refurbishment to lead to continuing strong demand for our carbon refractories in the various geographic markets

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

through 2006. We believe that overall long-term demand for our refractories continues to increase with strong global economic growth. We continue to seek to drive productivity and cost improvements in these product lines.

        We expect continued growth of net sales of our ETM products and services. We have hired and are continuing to hire additional personnel in sales, marketing and research and development to support our growth. These resources will focus on the continued growth of our ETM business as we continue to leverage our successes to penetrate new customers and applications and identify new market opportunities including recent approvals for ETM solutions in liquid crystal display (LCD) panels. We believe the LCD flat panel display segment, when coupled with the plasma display television segment, is expected to grow from about eight million units in 2004 to sixty million units by 2008. Net sales for ETM products were $5.0 million as compared to $4.5 million in the 2005 first quarter. We expect ETM sales of approximately $30 million in 2006, representing an almost 60% increase over 2005.

        Overall. The 2006 effective tax rate is expected to be in the range of 37% to 40%. Capital expenditures are estimated to be approximately $45 million and depreciation expense is estimated to be about $40 million in 2006.

        Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes — Forward Looking Statements and Risk Factors” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

Results of Operations

        Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31, 2005. Net sales of $208.6 million in the 2006 first quarter represented a $2.5 million, or 1.2%, decrease from net sales of $211.1 million in the 2005 first quarter, primarily due to lower net sales of $5.7 million in our other segment that were partially offset by an increase of $3.2 million in the synthetic graphite segment. Cost of sales of $152.7 million in the 2006 first quarter represented a $9.7 million, or 6.0%, decrease from cost of sales of $162.4 million in the 2005 first quarter, primarily due to lower sales volumes, partially offset by increases in raw material and energy costs. Gross profit of $55.9 million in the 2006 first quarter represented a $7.2 million, or 14.8% increase from gross profit of $48.7 million in the 2005 first quarter. Gross margin was 26.8% in the 2006 first quarter as compared to gross margin of 23.0% in the 2005 first quarter. See below for further details regarding such changes.

         Synthetic Graphite Segment. Net sales of $188.2 million in the 2006 first quarter represented a $3.2 million, or 1.7%, increase from net sales of $185.0 million in the 2005 first quarter. The increase was primarily due to a $7.3 million increase in cathodes and a $2.5 million increase in advanced synthetic graphite materials. The net sales increases in cathodes and advanced synthetic graphite materials were due primarily to increases in volumes and to a lesser extent pricing increases that were partially offset by net unfavorable currency impacts. The increases in net sales of cathodes and advanced synthetic graphite material were partially offset by a $6.7 million decrease in graphite electrode net sales due primarily to lower sales volumes of $13.8 million, net unfavorable currency impact of $3.5 million, unfavorable product mix of

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

$3.0 million offset by $13.6 million due to higher realized pricing per metric ton. Volume of graphite electrodes sold was 42,400 metric tons in the 2006 first quarter as compared to 47,300 metric tons in the 2005 first quarter.

        Cost of sales of $134.6 million in the 2006 first quarter represented a $6.6 million, or 4.7%, decrease from cost of sales of $141.2 million in the 2005 first quarter. Cost of sales decreased throughout the synthetic graphite segment primarily due to lower volumes sold in graphite electrodes. As a result, gross profit in the 2006 first quarter was $53.7 million, 22.5% more than the 2005 first quarter. Gross margin was 28.5% of net sales in the 2006 first quarter as compared to the 23.7% of net sales in the 2005 first quarter.

        Other Segment. Net sales of $20.3 million in the 2006 first quarter represented a $5.7 million, or 21.9%, decrease from net sales of $26.0 million in the 2005 first quarter. This decrease was primarily due to a $3.8 million decrease in sales of carbon refractories due to the timing of product shipments that will occur in the second quarter of 2006 as a result of customer scheduling and a decrease of $1.7 million in carbon electrodes related to lower volumes. Cost of sales of $18.1 million in the 2006 first quarter represented a $3.1 million, or 14.6% decrease from cost of sales of $21.2 million in the 2005 first quarter. The decrease in cost of sales was primarily related to lower sales volumes. Gross profit in the 2006 first quarter was $2.3 million (a gross margin of 11.2% of net sales) as compared to gross profit in the 2005 first quarter of $4.8 million (a gross margin of 18.6% of net sales). The decrease in the gross margin percentage was due to the decrease in net sales.

        Items Affecting Us as a Whole. Selling, administrative and other expenses of $28.0 million in the 2006 first quarter represented a $1.8 million, or 6.9%, increase from $26.2 million in the 2005 first quarter. This increase in the 2006 first quarter consisted of $0.7 million of non-recurring costs related to the transition and overlap of certain accounting and finance functions, $0.3 million of external consulting fees and $0.8 million of other corporate administration costs.

        Other expense, net, was $0.6 million in the 2006 first quarter and consisted primarily of $0.5 million of bank and other financing fees, $0.8 million of relocation costs, $1.0 million of legal, environmental and other related costs, and $0.8 million of other costs. These expenses were partially offset by $2.5 million of currency exchange gains, primarily associated with Euro-denominated intercompany loans.

        Other expense, net, was $5.9 million in the 2005 first quarter and consisted primarily of $6.6 million of currency exchange losses, primarily associated with Euro-denominated intercompany loans, a $1.5 million write-off of capitalized bank fees and $0.6 million of bank and other financing fees. These costs were partially offset by the favorable fair value adjustments on the Debenture redemption make-whole provision of $2.8 million.

        In the 2006 first quarter, restructuring charges were $2.9 million. In the 2005 first quarter, restructuring charges were nominal. The following table summarizes activity relating to the accrued expense in connection with the restructuring charges. The restructuring accrual is

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)

Balance at January 1, 2006	$10,733	$794	$11,527
Restructuring charges	2,528	383	2,911
Change in estimates	35	—	35
Payments and settlements, majority of which are cash payments	(637)	(284)	(921)
Effect of change in currency exchange rates	217	—	217

Balance at March 31, 2006	$12,876	$893	$13,769

        At March 31, 2006, the outstanding balance of our restructuring reserve was $13.8 million. We expect to make $13 million of these payments by the end of 2006, with the majority of the remaining payments to be paid by the end of 2007. The components of the balance at March 31, 2006 consisted primarily of:

        Synthetic Graphite Segment:

o	$7.5 million related to the rationalization of our synthetic graphite facilities, including those in Brazil, France, and the closure of our facility in Russia.

o	$3.9 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.

o	$0.7 million related to the phase-out of our graphite electrode machining operations in Clarksville, Tennessee.

        Other Segment and Corporate:

o	$1.5 related primarily to remaining lease payments and severance and related costs associated with our former corporate headquarters.

o	$0.2 related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

        In the first quarter of 2006, we abandoned long-lived fixed assets associated with costs capitalized for our enterprise resource planning system implementations due to projected resource constraints. As a result, we recorded a $6.6 million loss, including the write-off of

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

capitalized interest, in accordance with SFAS No. 144, “Accounting For the Impairment and Disposal of Long-Lived Assets”.

        Also, in the first quarter of 2006, management announced its intention to sell certain long-lived assets from the Etoy, Switzerland and Caserta, Italy locations. As a result, we have classified these assets as held for sale in the consolidated balance sheet in accordance with SFAS No. 144. In addition, we have recorded a $1.4 million impairment loss that adjusts the carrying value of the assets in Switzerland to the estimated fair value less selling costs.

        The following table presents an analysis of interest expense:

	For the Three Months Ended March 31,
	2005	2006
	(Dollars in thousands)

Interest incurred on debt	$12,191	$13,241
Interest rate swap benefit	(1,043)	—
Amortization of fair value adjustments for terminated hedge instruments	(553)	(239)
Amortization of debt issuance costs	937	912
Interest on DOJ antitrust fine	149	84
Amortization of premium on Senior Notes	(40)	(43)
Amortization of discount on Debentures	220	161
Interest incurred on other items	117	113

Total interest expense	$11,978	$14,229

        Average total debt outstanding was $741.9 million in the 2006 first quarter as compared to $678.5 million in the 2005 first quarter. The average annual interest rate was 7.2% in the 2006 first quarter as compared to 6.5% in the 2005 first quarter. For the first quarter of 2005, the average annual rate includes the benefits of our interest rate swaps.

        Provision for income taxes was a charge of $3.5 million in the 2006 first quarter and $0.8 million in the 2005 first quarter. The effective income tax rate was approximately (365)% in the 2006 first quarter as compared to approximately 38% in the 2005 first quarter. The effective income tax rate in the 2006 first quarter is negative due to jurisdictional profitability mix. We estimate that we will have an effective income tax rate between 37% to 40% for 2006, excluding the effects of nondeductible restructuring expenses and other items of income and expense.

        As a result of the matters described above, net loss was $4.6 million in the 2006 first quarter as compared to net income of $1.5 million in the 2005 first quarter.

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

        During the 2006 first quarter, the average exchange rate of the Brazilian Real and Mexican Peso increased about 19% and 6%, respectively, when compared to the average exchange rate for the 2005 first quarter. During the 2006 first quarter, the average exchange rate for the Euro and South African Rand decreased 10% and 7%, respectively, when compared to the average exchange rate for the 2005 first quarter.

        In the case of net sales of synthetic graphite, the impact of these events was a decrease of about $6.3 million in the 2006 first quarter as compared to the 2005 first quarter. In the case of cost of sales of synthetic graphite, the impact of these events was a decrease of about $3.7 million in the 2006 first quarter as compared to the 2005 first quarter.

        We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At March 31, 2006, the aggregate principal amount of these loans was $425.6 million. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other expense, net, on the Consolidated Statements of Operations. In the 2005 first quarter, we had a net total of $6.6 million in currency losses, including $6.2 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries that use the dollar as their functional currency. In the 2006 first quarter, we had a net total of $2.6 million in currency gains, including $4.2 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity and Capital Resources

        Our sources of funds have consisted principally of invested capital, cash flow from operations and debt and equity financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, payment of fines, liabilities and expenses in

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

connection with antitrust investigations, lawsuits and claims, payment of restructuring costs, pension and post-retirement contributions, debt reduction payments and other obligations.

        We are highly leveraged and have other substantial obligations. At March 31, 2006, we had total debt of $763.1 million, cash and cash equivalents of $21.3 million and a stockholders’ deficit of $202.9 million.

        As part of our cash management activities, we periodically factor or discount (by selling) certain accounts receivable to third parties. In the 2006 first quarter, certain subsidiaries sold receivables at a cost lower than the cost to borrow a comparable amount for a comparable period under the Revolving Facility. Proceeds of the sale of receivables were used to reduce debt. If we had not sold receivables, our accounts receivable and our debt would have been about $13.1 million higher at December 31, 2005 and about $15.3 million higher at March 31, 2006. All receivables sold during 2005 and the 2006 first quarter were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheet at December 31, 2005 and March 31, 2006.

        We use cash and cash equivalents, funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility), as well as cash flow from operations as our primary sources of liquidity. The Revolving Facility provides for maximum borrowings of up to $215 million. At March 31, 2006, $124.1 million was available (after consideration of outstanding revolving and swingline loans of $83.1 million and outstanding letters of credit of $7.8 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

        At March 31, 2006, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants for the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

        At March 31, 2006, 13% (or $98.2 million) of our total debt consists of variable rate obligations. As of March 31, 2006, there were no outstanding interest rate swaps or caps.

        At March 31, 2006, the Revolving Facility had an effective interest rate of 7.3%, our $434.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225 million principal amount of Debentures had a fixed coupon rate of 1.625%. We estimate that we will have interest expense of approximately $58.3 million for 2006.

        We expect to continue to implement interest rate management initiatives in the future to seek to minimize interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk” in this Report.

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

        As part of our cash management activities, we seek to manage accounts receivable credit risk and collections, and accounts payable and payment thereof to maximize our free cash at any given time and minimize accounts receivable losses. In order to seek to minimize our credit risks, we periodically reduce our sales of, or refuse to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unrecovered trade receivables worldwide were only 0.1% of global net sales during the last 3 years. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

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

        We have in the past entered into, and may in the future enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure, as described under “Quantitative and Qualitative Disclosure about Market Risks” in this Report.

        We are required to provide cash collateral to certain counterparties to the extent that the fair market value of the natural gas derivative contracts exceeds a specific threshold. At March 31, 2006, we were not required to provide any cash collateral.

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

        Cash Flow Provided by Operating Activities. Cash flow used in operating activities was $33.4 million in the 2006 first quarter as compared to $13.8 million in the 2005 first quarter, an increase of $19.6 million. The primary uses consisted of $40.2 million for working capital and $6.6 million for other long-term assets and liabilities offset by $13.4 million from the net loss, after adding back the net effect from non-cash items. Working capital uses related primarily to a $29.3 million increase in inventories to allow for transition of facilities and to position us to meet expected customer demand, a $4.5 million payment against the DOJ antitrust fine, $0.9 million of restructuring payments, and decreases in payables and accruals due to timing of payment patterns (including our semi-annual interest payment on the Senior Notes) of $31.2 million, offset by a $25.8 million decrease in accounts and notes receivable (including $2.4 million related to the factoring of accounts receivable). Other long-term assets and liabilities uses were primarily for pension and postretirement benefits. Other items that affected operating cash flow consisted primarily of $8.2 million related to impairments of long-term assets, $2.9 million

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

related to restructuring charges, $9.2 million of depreciation, amortization and $2.3 million of other net uses of cash.

        Cash used in operating activities was $13.8 million in the 2005 first quarter. The primary uses consisted of $26.5 million for working capital and $2.6 million for other long-term assets and liabilities, offset by $15.4 million of cash from net income, after adding back the net effect from non-cash items. Working capital uses related primarily to a $22.4 million increase in inventories to allow for transition of facilities and position to meet expected customer demand, a $23.6 million decrease in payables and accruals (due to timing of payment patterns, including our semi-annual interest payment on the Senior Notes), $3 million of restructuring payments and $3.4 million of payments in connection with antitrust investigations and related lawsuits and claims, offset by a $25.9 million decrease in accounts and notes receivable. Other long-term assets and liabilities uses were primarily for pension, postretirement and other employee benefits. Non-cash items consisted primarily of $8.6 million of depreciation and amortization and $5.2 million of other net charges.

        Cash Flow Used in Investing Activities. Cash flow used in investing activities was $10.9 million in the 2006 first quarter and $13.8 million in the 2005 first quarter. Capital expenditures amounted to $10.9 million for the 2006 first quarter and $10.8 million of the 2005 first quarter and related primarily to graphite electrode productivity and production stability initiatives and other essential capital maintenance.

        Cash Flow Provided by Financing Activities. Cash flow provided by financing activities was $59.6 million in the 2006 first quarter and $20.5 million during 2005 first quarter.

        During the 2006 first quarter, we borrowed $44.1 million under the Revolving Facility. We used these borrowings primarily to pay our semi-annual interest payment on the Senior Notes, our scheduled payments to the DOJ, and to fund increases in working capital and capital expenditures. We also made contributions to certain pension plans.

        During the 2005 first quarter, we borrowed $25 million under the Revolving Facility. We used these borrowings primarily to pay our semi-annual interest payment on the Senior Notes. In the 2005 first quarter, we also paid $3.8 million of financing costs in conjunction with the refinancing of the Revolving Facility.

Restrictions on Dividends and Stock Repurchases

        A description of the restrictions on our ability to pay dividends and our ability to repurchase common stock is set forth under “Item 5 – Dividend Policies and Restrictions” in the Annual Report and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Recent Accounting Pronouncements

        A description of recent accounting pronouncements is set forth under “New Accounting Standards” in Note 2 to the Notes to the Consolidated Financial Statements contained in this Report, and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

Description of Our Financing Structure

        A description of the Revolving Facility, the Senior Notes and the Debentures is set forth under “Long-Term Debt and Liquidity” in the Annual Report, and such description is incorporated herein by reference.

Antitrust Proceedings Against Us

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

        Through March 31, 2006, except for certain foreign customer lawsuits discussed in Note 14 of the Annual Report, we have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us arising out of alleged antitrust violations occurring prior to the date of the relevant settlement in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. All payments due have been timely paid.

        We have been vigorously defending, and intend to continue to vigorously defend, against the foreign customer lawsuits. We may at any time, however, settle these lawsuits. It is possible that additional antitrust investigations, lawsuits and claims could be commenced or asserted in the U.S. or other jurisdictions. We are currently not reserved for such matters.

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

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        On March 1, 2006, we were served with a complaint commencing a securities class action in the United States District Court for the District of Delaware (Civil Action No. 06-133). The complaint alleged that GTI and certain officers violated federal securities law by making false statements or failing to disclose adverse facts, in or in relation to press releases issued by us on November 3, 2005, about our graphite electrode pricing power, our cost-cutting measures, the market for our non-graphite product lines, our forecasting ability, our internal controls and corporate compliance, and our restructuring activities and charges. The proposed class consists of all persons who purchased our securities during the period from November 3, 2005 until February 8, 2006. The complaint seeks, among other things, to recover damages resulting from such alleged violations. On March 21, 2006, the complaint was voluntarily withdrawn by the plaintiffs.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risks primarily from changes in interest rates, currency exchange rates, and commercial energy rates. We routinely enter into various transactions that have been authorized according to documented policies and procedures to manage these well-defined risks. These transactions relate primarily to financial instruments described below. Since the counterparties to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not use financial instruments for trading purposes.

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

        Interest Rate Risk Management. We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. At December 31, 2005 and March 31, 2006, we had no interest rate swaps outstanding.

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

        We enter into agreements with financial institutions that are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. At December 31, 2005 and March 31, 2006, we had no outstanding interest rate caps. Our interest rate caps are marked-to-market monthly. Gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. The mark-to-market adjustment on caps resulted in a nominal gain for the 2005 first quarter.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Currency Rate Management. We enter into foreign currency instruments to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. As of December 31, 2005 and March 31, 2006, there were no outstanding contracts. In the 2005 first quarter, we recorded a nominal gain with respect to contracts held during the quarter.

        Commercial Energy Rate Management. We have in the past entered into, and may in the future enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. As of March 31, 2006, we had fixed about 35% of our worldwide natural gas exposure through such contracts. The outstanding contracts at December 31, 2005 were a nominal receivable. The loss and associated liability on outstanding contracts at March 31, 2006 amounted to $0.7 million.

        We are required to provide cash collateral to certain counterparties to the extent that the fair market value of the natural gas derivative contracts exceeds a specific threshold. At March 31, 2006, we were not required to provide any cash collateral.

        Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates, interest rates, and commercial energy rates on results of operations for the 2006 first quarter. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the 2006 first quarter by $2.1 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by about $0.2 million for the 2006 first quarter.

Item 4. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures. Management is responsible for establishing and maintaining adequate disclosure controls and procedures at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a reporting company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that these controls and procedures are effective at the reasonable assurance level as of March 31, 2006.

        Changes in Internal Controls over Financial Reporting. In our 2005 Annual Report on Form 10-K, we announced the relocation of our principal executive office from Wilmington, Delaware to Parma, Ohio, the relocation of various business transaction processing and accounting functions from our offices in Clarkesville, Tennessee to Parma, and the relocation of certain management, accounting and treasury functions from our offices in Etoy, Switzerland to Parma. During the first quarter of 2006, a significant number of our corporate employees (including employees involved in our control environment) have elected not to relocate and have left employment with us following a period during which their functions were transitioned to other employees hired in Parma.

        In 2005, we also announced the termination of our business process services (“BPS”) agreement with CGI. Under this agreement, CGI managed certain of our accounting and finance functions and played a role in performing certain internal control functions. We no longer rely on the provider to perform these functions. The agreement’s effective termination date was February 28, 2006.

        During the 2005 fourth quarter, we also announced the resignation of our Chief Financial Officer. Our Chief Financial Officer was also our principal accounting officer and was a key component of our overall control environment. In conjunction with his resignation, we named our Chief Executive Officer as our interim Chief Financial Officer. We have hired a new Chief Financial Officer who is also our principal accounting officer who began employment with us on May 8, 2006. Our Chief Executive Officer nonetheless continued to be responsible for the functions of the Chief Financial Officer through the filing of this Report with the SEC.

PART I (CONT’D)
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

        Beginning in the 2005 fourth quarter and continuing in the 2006 first quarter, we have engaged in activities designed to ensure a smooth transition in connection with, and mitigate any material disruption to our business or our internal control over financial reporting resulting from these events. Among other things, as of March 31, 2006:

o	We had hired about 85% of our projected headcount for the accounting and finance function.

o	We were using outside consultants and other internal resources during the transition to facilitate the completion of key internal control and disclosure activities.

        Except as described above, there has been no change in our internal controls over financial reporting that occurred during the 2006 first quarter that materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

        This information required in response to this Item is set forth under “Contingencies” in Note 13 to the Notes to Consolidated Financial Statements contained in this Report, and such description is incorporated herein by reference.

Item 6. Exhibits

        The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit

10.1	Separation Agreement between GrafTech International Ltd. and Karen G. Narwold, effective March 30, 2006.

10.2	GrafTech International Ltd. Incentive Compensation Plan, effective January 1, 2003.

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer & President.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Interim Chief Financial Officer (Principal Accounting Officer).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer & President.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Interim Chief Financial Officer (Principal Accounting Officer).

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: May 9, 2006	By:/s/ Craig S. Shular Craig S. Shular Chief Executive Officer, President, and Interim Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Separation Agreement between GrafTech International Ltd. and Karen G. Narwold, effective March 30, 2006.

10.2	GrafTech International Ltd. Incentive Compensation Plan, effective January 1, 2003.

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer & President.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Interim Chief Financial Officer (Principal Accounting Officer).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer & President.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Interim Chief Financial Officer (Principal Accounting Officer).