Form 10-Q
period 2006-06-30
GRAFTECH INTERNATIONAL LTD
filed 2006-08-04
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to ___________________

_______________

Commission file number: 1-13888

_______________

GRAFTECH INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1385548 (I.R.S. Employer Identification Number)

_______________

12900 Snow Road Parma, Ohio (Address of principal executive offices)	44130 (Zip code)

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

Large Accelerated Filer [ X ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes [   ]     No [ X ]

As of July 31, 2006, 101,026,885 shares of common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Consolidated Balance Sheets at December 31, 2005 and June 30, 2006 (unaudited)	Page 3
Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2005 and 2006 (unaudited)	Page 4
Consolidated Statements of Cash Flows for the Six Months ended June 30, 2005 and 2006 (unaudited)	Page 5
Notes to Consolidated Financial Statements (unaudited)	Page 6
Introduction to Part I, Item 2, and Part II, Item 1	Page 32
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 52
Item 4. Controls and Procedures	Page 53
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	Page 55
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 55
Item 4. Submission of Matters to a Vote of Security Holders	Page 55
Item 6. Exhibits	Page 56
SIGNATURE	Page 57
EXHIBIT INDEX	Page 58

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2005	At June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,968	$6,433
Accounts and notes receivable, net of allowance for doubtful accounts of $3,132 at December 31, 2005 and $4,146 at June 30, 2006	184,580	160,286
Inventories	255,038	283,161
Prepaid expenses and other current assets	14,101	17,998
Total current assets	459,687	467,878

Property, plant and equipment	1,086,393	1,081,716
Less: accumulated depreciation	724,196	724,323
Net property, plant and equipment	362,197	357,393
Deferred income taxes	12,103	12,169
Goodwill	20,319	20,099
Other assets	32,514	33,750
Assets held for sale	–	8,802
Total assets	$886,820	$900,091
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$92,192	$88,509
Short-term debt	405	958
Accrued income and other taxes	24,826	25,964
Other accrued liabilities	96,990	102,002
Total current liabilities	214,413	217,433
Long-term debt:
Principal value	694,893	700,447
Fair value adjustments for hedge instruments	7,404	6,922
Unamortized bond premium	1,446	1,358
Total long-term debt	703,743	708,727
Other long-term obligations	107,704	93,150
Deferred income taxes	43,669	46,622
Minority stockholders’ equity in consolidated entities	26,868	28,686
(see Contingencies – Note 13)
Stockholders’ deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	–	–
Common stock, par value $.01, 150,000,000 shares authorized, 100,821,434 shares issued at December 31, 2005, 100,998,643 shares issued at June 30, 2006	1,023	1,022
Additional paid-in capital	944,581	947,161
Accumulated other comprehensive loss	(311,429)	(303,439)
Accumulated deficit	(751,487)	(747,218)
Less: cost of common stock held in treasury, 2,455,466 shares at December 31, 2005, 2,501,201 shares at June 30, 2006	(85,621)	(85,621)
Less: common stock held in employee benefit and compensation trusts, 518,301 shares at December 31, 2005, 472,566 shares at June 30, 2006	(6,644)	(6,432)
Total stockholders’ deficit	(209,577)	(194,527)
Total liabilities and stockholders’ deficit	$886,820	$900,091

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006

Net sales	$220,148	$254,767	$431,242	$463,355
Cost of sales	162,886	188,531	325,326	341,188

Gross profit	57,262	66,236	105,916	122,167

Research and development	2,416	3,384	4,773	6,477
Selling and administrative	24,527	26,362	50,710	54,403
Other (income) expense, net	6,341	(163)	12,205	402
Restructuring charges	88	2,877	451	5,823
Impairment loss on long-lived assets	–	637	–	8,788
Antitrust investigations and related lawsuits and claims	–	2,513	–	2,513
Interest expense	12,815	14,531	24,793	28,760
Interest income	(166)	(139)	(386)	(278)

	46,021	50,002	92,546	106,888
Income before provision for income taxes and minority stockholders’ share of subsidiaries’ income	11,241	16,234	13,370	15,279
Provision for income taxes	5,817	7,548	6,622	11,034
Minority stockholders’ share of subsidiaries’ income	(264)	(225)	(445)	(20)

Net income	$5,688	$8,911	$7,193	$4,265

Basic earnings per common share:
Net income per share	$0.06	$0.09	$0.07	$0.04

Weighted average common shares outstanding (in thousands)	97,644	97,981	97,605	97,841

Diluted earnings per common share:
Net income per share	$0.06	$0.09	$0.07	$0.04

Weighted average common shares outstanding (in thousands)	97,849	112,177	97,946	98,416

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2006
Cash flow from operating activities:
Net income	$7,193	$4,265
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,113	20,492
Deferred income taxes	12,412	1,248
Restructuring charges	451	5,823
Impairment loss on long-lived assets	–	8,788
Other (credits) charges, net	10,359	3,124
Increase in working capital*	(43,130)	(9,193)
Post retirement obligation changes	(8,351)	(6,682)
Long-term assets and liabilities	(4,021)	(7,733)
Net cash (used in) provided by operating activities	(6,974)	20,132

Cash flow from investing activities:
Capital expenditures	(24,482)	(24,034)
Sale (purchase) of derivative instruments	1,796	(266)
Proceeds from sale of assets	701	336
Payments for patents costs	–	(427)
Termination of interest rate swaps	(8,691)	–
Net cash used in investing activities	(30,676)	(24,391)

Cash flow from financing activities:
Short-term debt borrowings (reductions)	2,643	–
Revolving Facility borrowings	48,024	320,854
Revolving Facility reductions	(19,521)	(316,688)
Financing costs	(4,913)	–
Net cash provided by financing activities	26,233	4,166

Net decrease in cash and cash equivalents	(11,417)	(93)
Effect of exchange rate changes on cash and cash equivalents	(1,873)	558
Cash and cash equivalents at beginning of period	23,484	5,968
Cash and cash equivalents at end of period	$10,194	$6,433

*Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable	$27,504	$24,448
Effect of factoring on accounts receivable	–	6,250
Inventories	(34,005)	(17,088)
Prepaid expenses and other current assets	(1,746)	(2,683)
Payments for antitrust investigations and related lawsuits and claims	(7,900)	(9,955)
Restructuring payments	(3,889)	(4,083)
Decrease in accounts payable and accruals	(23,094)	(6,082)
Increase in working capital	$(43,130)	$(9,193)

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

On November 10, 2005, the FASB Staff issued FASB Staff Position (“FSP”) No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. SFAS No. 123(R), paragraph 81, indicates that, for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (an “APIC pool”), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS No. 123 for recognition purposes. This FSP provides an elective alternative transition method. An entity may follow either the transition guidance for the APIC pool in paragraph 81 of SFAS No. 123(R) or the alternative transition method described in this FSP. We may take up to one year from the initial adoption of SFAS No. 123(R) to evaluate our available transition alternatives and make our one time election.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted this Statement effective January 1, 2006. The adoption of SFAS No. 154 did not have a significant impact on our consolidated results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements Nos. 133 and 140.” This Statement (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. The fair value election of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133, prior to the adoption of this Statement. We will be required to adopt SFAS No. 155 in the first quarter of 2007. We are currently in the process of assessing the impact of the adoption of SFAS No. 155 on our consolidated results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the adoption of FIN 48 on our consolidated results of operations and financial position.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)	Stock-Based Compensation

We have historically maintained several stock incentive plans. The plans permitted options, restricted stock and other awards to be granted to employees and, in certain cases, also to non-employee directors. At December 31, 2005, the aggregate number of shares authorized under the plans since their initial adoption was 19,300,000.

Effective January 1, 2006, we adopted SFAS No. 123(R), which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective application transition method. Accordingly, stock-based compensation expense is measured at the grant date, based on the fair market value of the award, over the requisite service period. Also, in accordance with the modified prospective application transition method, our condensed consolidated financial statements for the periods prior to the first quarter of 2006 have not been restated to reflect this adoption.

Stock-based compensation expense included in our Consolidated Results of Operations for the three and six months ended June 30, 2006 included stock-based awards granted prior to, but not fully vested as of, January 1, 2006 and stock-based awards granted subsequent to January 1, 2006. Based on our current stock-based compensation plans and our awards issued and outstanding, our expense for the three and six months ended June 30, 2006 for stock-based compensation was $0.7 and $1.8 million, respectively, of which $0.6 and $1.6 million, respectively, relates to unvested restricted stock grants and $0.1 and $0.2 million, respectively, to unvested stock options, respectively.

Stock-Based Compensation under SFAS 123(R)

For the three and six months ended June 30, 2006, we recognized $0.7 and $1.8 million, respectively, in stock-based compensation expense. A majority of the expense, $0.5 and $1.5 million, respectively, was recorded as selling and administrative in the Consolidated Statement of Operations, with the remaining expense included in as cost of sales and research and development.

As of June 30, 2006, the total compensation expense related to non-vested restricted stock and stock options not yet recognized was $4.0 million which will be recognized over the weighted average life of 2.75 years.

Accounting for Stock-Based Compensation

Restricted Stock. The fair value of restricted stock is based on the trading price of our common stock on the date of grant, less required adjustments to reflect dividends paid and expected forfeitures or cancellations of awards throughout the vesting period, which ranges between one and three years. The weighted average grant date fair value of restricted stock granted was approximately $3.80 and $7.00 per share for the three months ended June 30, 2005 and 2006, respectively, and $4.14 and $6.82 per share for the six months ended June 30, 2005 and 2006, respectively.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock activity under the plans for the six months ended June 30, 2006 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2006	1,315,229	$5.29
Granted	190,000	6.82
Vested	(51,667)	7.67
Forfeited	(195,345)	5.67
Outstanding at June 30, 2006	1,258,217	$5.36

For the six months ended June 30, 2006, we granted 190,000 shares of restricted stock to certain directors, officers and employees at prices ranging from $4.71 to $7.82. Of these shares, 35,000 shares vest one year from the date of grant and 155,000 shares vest over a three-year period, with one-third of the shares vesting on the anniversary date of the grant in each of the next three years.

Stock Options. Our stock option compensation expense calculated under the fair value method is recognized over the weighted average vesting period of 6.6 years. The weighted-average fair value of options granted was $3.91 and $7.34 per share for the three months ended June 30, 2005 and 2006, respectively, and $4.33 and $7.34 for the six months ended June 30, 2005 and 2006, respectively. The fair values of options granted are estimated on the date of grant using the Black-Scholes option-pricing model. We did not issue stock option awards in the first six months of 2006. The weighted average assumptions used in our Black-Scholes option-pricing model for awards issued during the six months ended June 30, 2005 are as follows:

For the Six Months Ended June 30, 2005

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

Stock options outstanding under our plans at June 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
	(Shares in thousands)			(Shares in thousands)
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted- Average Exercise Prices

Time vesting options:
$2.83 to $11.10	6,107	3 years	$ 7.53	5,984	$ 7.39
$11.60 to $19.06	2,233	2 years	16.62	2,224	16.66
$22.81 to $29.22	93	2 years	24.77	93	24.77
$30.59 to $40.44	784	1 year	33.48	784	33.48
	9,217		12.12	9,085	12.19

Performance vesting options:
$7.60	242	1 year	$ 7.60	242	$ 7.60

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options granted, exercised, canceled and expired under our plans are summarized as follows:

	Shares	Weighted-Average Exercise Prices	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
	(Shares in thousands)
Time vesting options:
Outstanding at January 1, 2006	10,583	$13.28		$
Granted at market price	–	–
Exercised	–	–
Forfeited/canceled	(592)	34.82
Expired	(774)	10.45
Outstanding at June 30, 2006	9,217	12.12	2.75 years		$129

Options exercisable at June 30, 2006	9,085	$12.19	2.77 years		121
Weighted-average fair value of options granted during six months ended June 30, 2006 at market	–	–

Performance vesting options:
Outstanding at January 1, 2006	242	$$7.60
Granted	–	–
Exercised	–	–
Forfeited/canceled	–	–
Outstanding at June 30, 2006	242	7.60	1 year		–
Exercisable at June 30, 2006	242	7.60	1 year		–

Pro Forma Information

Previously, we applied APB Opinion No. 25 and related Interpretations, as permitted by SFAS No. 123. Compensation expense associated with our restricted stock and stock options granted to non-employees was recorded in the Consolidated Statements of Operations and in the stockholders’ deficit section of the Consolidated Balance Sheets based on the fair market value. However, no compensation expense was recognized for our time vesting options granted. If compensation expense for each of our stock-based compensation plans was determined by the fair value method prescribed by SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
	(Dollars in thousands, except per share data)

Net income as reported	5,688	7,193

Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	151	225
Deduct: Total stock-based employee compensation expense determined under fair value based Method for all awards, net of related tax effects	(478)	(976)

Pro forma net income	$5,361	$6,442

Earnings per share:
Basic – as reported	$0.06	$0.07
Basic – pro forma	0.05	0.06
Diluted – as reported	0.06	0.07
Diluted – pro forma	0.06	0.07

(4)	Earnings Per Share

Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, “Earnings Per Share,” and EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” using the following data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands, except option data)

Net income as reported	$5,688	$8,911	$7,193	$4,265
Interest on Debentures, net of tax benefit	–	595	–	–
Amortization of Debentures issuance costs,
net of tax benefit	–	174	–	–
Net income as adjusted	$5,688	$9,680	$7,193	$4,265

Weighted average common shares outstanding for basic calculation	97,644,024	97,980,835	97,605,425	97,841,775
Add: Effect of stock options and restricted stock	205,136	625,644	340,976	573,840
Add: Effect of Debentures	–	13,570,560	–	–
Weighted average common shares outstanding for diluted calculation	97,849,160	112,177,039	97,946,401	98,415,615

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

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 10,979,779 and 9,081,629 shares in the 2005 and 2006 second quarter, respectively, and 8,892,782 and 9,451,763 shares in the first six months of 2005 and 2006, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

The calculation of weighted average common shares outstanding for the diluted calculation also excludes the 13,570,560 shares underlying the Debentures for the three months ended June 30, 2005 and the six months ended June 30, 2005 and 2006, as the effect would have been anti-dilutive.

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

The following tables summarize financial information concerning our reportable segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Net sales to external customers:
Synthetic graphite	$193,143	$229,732	$378,199	$417,977
Other	27,005	25,035	53,043	45,378
Net sales	$220,148	$254,767	$431,242	$463,355

Gross profit:
Synthetic graphite	$51,153	$67,064	$94,963	$120,724
Other	6,109	(828)	10,953	1,443
Gross profit	$57,262	$66,236	$105,916	$122,167

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Reconciliation of gross profit to income before provision for income taxes and minority stockholders’ share of income:

Gross profit	$57,262	$66,236	$105,916	$122,167
Research and development	2,416	3,384	4,773	6,477
Selling and administrative	24,527	26,362	50,710	54,403
Other (income) expense, net	6,341	(163)	12,205	402
Restructuring charges	88	2,877	451	5,823
Impairment loss on long-lived assets	–	637	–	8,788
Antitrust investigations and related lawsuits and claims	–	2,513	–	2,513
Interest expense	12,815	14,531	24,793	28,760
Interest income	(166)	(139)	(386)	(278)
Income before provision for income taxes and minority stockholders’ share of subsidiaries income	$11,241	$16,234	$13,370	$15,279

(6)	Restructuring Charges and Impairment Losses

At June 30, 2006, the outstanding balance of our restructuring reserve was $14.2 million. The components of this balance at June 30, 2006 consisted primarily of:

Synthetic Graphite Segment

•	$6.9 million related to the rationalization of our synthetic graphite facilities, including those in Brazil and France, and the closure of our facility in Russia.
•	$4.3 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.
•	$0.7 million related to the closure of our graphite electrode machining and warehousing operations in Clarksville, Tennessee.

Other Segment and Corporate

•	$0.8 million related primarily to remaining lease payments and severance and related costs associated with our former corporate headquarters.
•	$1.5 million related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and six months ended June 30, 2006, we recorded net restructuring charges of $2.9 and $5.8 million, respectively. A majority of the net charges for the three and six months ended June 30, 2006 were comprised of the following:

•	$0.9 and $2.1 million, respectively, for severance and related costs related to rationalization at our synthetic graphite facility in France.
•	$0.5 and $1.4 million, respectively, for severance and related costs associated with our former corporate headquarters.
•	$1.3 and $1.5 million, respectively, for severance and costs related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

The following table summarizes activity relating to the restructuring liability at June 30, 2006.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2006	$10,733	$794	$11,527
Restructuring charges	4,161	1,139	5,300
Change in estimates	523	–	523
Payments and settlements	(3,291)	(792)	(4,083)
Currency adjustments	894	9	903
Balance at June 30, 2006	$13,020	$1,150	$14,170

In the first quarter of 2006, we abandoned long-lived fixed assets associated with costs capitalized for our enterprise resource planning system implementations due to an indefinite delay in the implementation of the remaining facilities. As a result, we recorded a $6.6 million loss, including the write off of capitalized interest, in accordance with SFAS No. 144, “Accounting For the Impairment and Disposal of Long-Lived Assets.”

Also, in the first quarter of 2006, we announced our intention to sell certain long-lived assets from our Etoy, Switzerland and Caserta, Italy facilities. For the second quarter of 2006, management established a plan to sell certain long-lived assets in Vyazma, Russia. As a result, we have classified these assets as held for sale in the Consolidated Balance Sheet in accordance with SFAS No. 144. Also, we recorded a $1.4 million impairment loss in the 2006 first quarter to adjust the carrying value of the assets in Switzerland to the estimated fair value less estimated selling costs. As of the date of this filing, we have entered into a binding agreement, subject to local government approvals, to sell the building and the land at our Etoy, Switzerland facility for $7.0 million. We expect the closing of the sale to occur in the third quarter of 2006.

In the second quarter of 2006, we abandoned certain long-lived fixed assets associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee due to changes in our initial plan of restructuring the facility. As a result, we recorded a $0.6 million impairment loss in accordance with SFAS No. 144.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7)	Other (Income) Expense, Net

The following table presents an analysis of other (income) expense, net:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Currency (gains) losses	$4,566	$(1,669)	$11,187	$(4,227)
Brazil sales tax provision	–	(1,465)	–	(1,465)
Fair value adjustment on interest rate caps	795	–	575	–
Fair value adjustment on Debenture redemption make-whole option	(939)	–	(3,759)	–
Legal, environmental and other related costs	1,973	1,828	2,099	2,802
Loss (gain) on sale of fixed assets	(635)	(190)	(643)	218
Gain on sale of foreign exchange contracts	(1,161)	–	(1,268)	–
Bank and other financing fees	535	555	1,129	1,035
Write-off of capitalized bank fees	–	–	1,557	–
Relocation costs	178	568	407	1,409
Loss on the sale of accounts receivable	–	230	–	405
Other	1,029	(20)	921	225
Total other (income) expense, net	$6,341	$(163)	$12,205	$402

We have non-dollar-denominated intercompany loans between our GrafTech Finance, Inc. subsidiary (“Finco”) and some of our foreign subsidiaries. At December 31, 2005 and June 30, 2006, the aggregate principal amount of these loans was $414.6 million and $437.1 million, respectively (based on currency exchange rates in effect at such date). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other (income) expense, net, on the Consolidated Statements of Operations. In the first six months of 2005, we had a net total of $11.2 million of currency losses, including $14.4 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the first six months of 2006, we had a net total of $4.2 million of currency gains, including $6.0 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)	Benefit Plans

The components of our consolidated net pension and postretirement costs (benefits) are set forth in the following tables:

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Service cost	$345	$295	$641	$587
Interest cost	3,155	2,876	6,137	5,733
Expected return on plan assets	(3,299)	(2,983)	(6,657)	(5,947)
Amortization of transition obligation	(23)	(23)	(49)	(47)
Amortization of prior service cost (benefit)	(6)	23	(10)	47
Amortization of unrecognized loss	688	709	1,018	1,416
Settlement loss	259	–	259	–
Employee contributions	(22)	–	(45)	–
Net Cost	$1,097	$897	$1,294	$1,789

	Post Retirement Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Service cost	$63	$101	$137	$204
Interest cost	503	503	1,017	1,004
Amortization of prior service benefit	(5,449)	(5,279)	(10,899)	(10,557)
Amortization of unrecognized loss	1,286	1,333	2,568	2,664
Net benefit	$(3,597)	$(3,342)	$(7,177)	$(6,685)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9)	Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31, 2005	At June 30, 2006
	(Dollars in thousands)

Revolving Facility	$39,000	$43,000
Senior Notes:
Senior Notes due 2012	434,631	434,631
Fair value adjustments for terminated hedge	7,404	6,922
instruments*
Unamortized bond premium	1,446	1,358

Total Senior Notes	443,481	442,911
Debentures**	220,291	221,903
Other debt	971	913

Total	$703,743	$708,727

_______________

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.
**

At December 31, 2005, the balance excludes the derivative liability relating to our Debenture redemption feature with a make-whole provision, which amounts to $1.3 million. As of January 1, 2006, this derivative liability no longer requires separate accounting from the convertible debenture under Derivative Implementation Group Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options that are Exercisable Only by the Debtor.”

(10)	Inventories

Inventories are comprised of the following:

	At December 31, 2005	At June 30, 2006
	(Dollars in thousands)
Raw material and supplies	$74,650	$73,099
Work in process	150,816	164,527
Finished goods	29,572	45,535

Total Inventories	$255,038	$283,161

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11)	Interest Expense

Interest expense consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Interest incurred on debt	$12,634	$13,522	$24,825	$26,757
Interest rate swap benefit	(689)	–	(1,732)	–
Amortization of fair value adjustments for terminated hedge instruments	(482)	(243)	(1,035)	(482)
Amortization of premium on Senior Notes	(39)	(45)	(79)	(87)
Amortization of discount on Debentures	221	162	441	324
Interest on DOJ antitrust fine	135	46	284	130
Amortization of debt issuance costs	855	916	1,792	1,834
Interest incurred on other items	180	173	297	284
Total interest expense	$12,815	$14,531	$24,793	$28,760

(12)	Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2006	2005	2006
	(Dollars in thousands)
Net income	$5,688	$8,911	$7,193	$4,265
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(5,661)	(1,720)	(19,478)	7,902
Total comprehensive income (loss)	$27	$7,191	$(12,285)	$12,167

(13)	Contingencies

Antitrust Matters

In 1997, the DOJ and the EU Competition Authority commenced investigations into alleged violations of the antitrust laws in connection with the sale of graphite electrodes. The antitrust authorities in Canada, Japan and Korea subsequently began similar investigations. The EU Competition Authority also commenced an investigation into alleged antitrust violations in connection with the sale of specialty graphite. These antitrust investigations have been resolved. Several of the investigations resulted in the imposition of fines against us. These fines, or payments in accordance with a payment

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

schedule in the case of the DOJ antitrust fine, have been timely paid. At December 31, 2005 and June 30, 2006, $26.0 and $16.1 million remained in the reserve for liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, respectively. The reserve is unfunded and represents the remaining DOJ antitrust fine obligation, with quarterly payments scheduled through January 2007.

Between 1999 and March 2002, we and other producers of graphite electrodes were served with four complaints commencing separate civil antitrust lawsuits in the United States District Court for the Eastern District of Pennsylvania. These lawsuits are called the “foreign customer lawsuits.” By agreement dated as of June 21, 2006, all defendants agreed to settle the lawsuit titled Arbed, S.A., et al. v. Mitsubishi Corporation, et al. In addition, preliminary agreements have been reached to settle the three remaining foreign customer lawsuits titled, Ferromin International Trade Corporation, et al. v. UCAR International Inc., et al., BHP New Zealand Ltd. et al. v. UCAR International Inc., et al. and Saudi Iron and Steel Company v. UCAR International Inc., et al. Definitive agreements to settle the three remaining foreign customer lawsuits have not yet been executed, however, and we cannot assure you that they will be. We recorded a $2.5 million charge as of June 30, 2006 in connection with the settlements of these foreign customer lawsuits.

Through June 30, 2006, subject to the completion of definitive settlements of the foreign customer lawsuits as described above, we will have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. All payments due have been timely paid.

In the event that definitive settlements of the three remaining foreign customer lawsuits are not reached, we will continue to vigorously defend those lawsuits. It is possible that additional antitrust investigations, lawsuits or claims could be commenced or asserted against us in the U.S. and in other jurisdictions. We are currently not reserved for any new potential matters.

Environmental Matters

During the three and six month periods ended June 30, 2006, we increased our reserve for environmentally related activities to be performed in connection with the closure and proposed sale of our Caserta, Italy facility by $1.6 million. The increase in the reserve relates primarily to activities for closing the on-site solid waste landfill earlier than originally anticipated.

Other Matters and Proceedings Against Us

We are involved in various other investigations, lawsuits, claims, demands, environmental compliance programs, and other legal proceedings arising out of or incidental to the conduct of our business. While it is not possible to determine the

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ultimate disposition of each of these matters and proceedings, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows.

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. The following table presents the activity in this accrual for the six months ended June 30, 2006 (dollars in thousands):

Balance at December 31, 2005	$610
Product warranty charges	786
Payments and settlements	(739)
Balance at June 30, 2006	$657

(14)	Financial Information About the Issuers and Guarantors of Our Debt Securities and Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees

On February 15, 2002, GrafTech Finance (“Finco”), a direct subsidiary of GTI (the “Parent”), issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. All of the Senior Notes have been issued under a single Indenture and constitute a single class of debt securities. The Senior Notes mature on February 15, 2012. The Senior Notes have been guaranteed on a senior basis by the Parent and the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Global Enterprises, Inc., UCAR Carbon Company, Inc., UCAR International Trading Inc., UCAR Carbon Technology LLC, and UCAR Holdings V Inc. (“Holdings V”). The Parent, Finco and these subsidiaries together hold a substantial majority of our U.S. assets. Holdings V had no material assets or operations, and has been dissolved.

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

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At June 30, 2006, retained earnings of our subsidiaries subject to such restrictions were approximately $781.2 million. Investments in subsidiaries are recorded on the equity basis.

The following table sets forth condensed consolidating balance sheets at December 31, 2005 and June 30, 2006, condensed consolidating statements of operations for the three and six months ended June 30, 2005 and three and six months ended June 30, 2006 as well as condensed consolidating statements of cash flows for the six months ended June 30, 2005 and 2006, respectively, of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at December 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$143	$–	$36	$5,877	$(88)	$5,968
Intercompany loans	51,315	166,292	–	108,716	(326,323)	–
Intercompany accounts receivable	–	2,676	27,689	31,079	(61,444)	–
Accounts receivable - third party	–	–	36,569	148,011	–	184,580
Accounts and notes receivable, net	51,315	168,968	64,258	287,806	(387,767)	184,580
Inventories	–	–	59,975	195,108	(45)	255,038
Prepaid expenses and other current assets	7	16,431	1,793	12,287	(16,417)	14,101
Total current assets	51,465	185,399	126,062	501,078	(404,317)	459,687
Property, plant and equipment, net	–	–	46,586	320,096	(4,485)	362,197
Deferred income taxes	–	–	8,980	4,067	(944)	12,103
Intercompany loans	–	506,887	–	–	(506,887)	–
Goodwill	–	–	–	20,319	–	20,319
Other assets	5,359	16,860	3,426	6,869	–	32,514
Total assets	$56,824	$709,146	$185,054	$852,429	$(916,633)	$886,820

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,836	$17,242	$12,392	$60,810	$(88)	$92,192
Intercompany loans	–	109,284	217,009	61,655	(387,948)	–
Third party loans	–	–	–	405	–	405
Short-term debt	–	109,284	217,009	62,060	(387,948)	405
Accrued income and other taxes	1,939	–	20,963	18,341	(16,417)	24,826
Other accrued liabilities	–	–	34,644	62,346	–	96,990
Total current liabilities	3,775	126,526	285,008	203,557	(404,453)	214,413
Long-term debt	220,290	482,481	–	972	–	703,743
Intercompany loans	–	–	–	506,903	(506,903)	–
Other long-term obligations	1,284	37	59,051	47,332	–	107,704
Payable to equity of investees	41,045	–	(526,601)	–	485,556	–
Deferred income taxes	7	–	–	44,606	(944)	43,669
Commitments and Contingencies	–	–	–	–	–	–
Minority stockholders’ equity in consolidated entities	–	–	–	26,868	–	26,868
Stockholders’ equity (deficit)	(209,577)	100,102	367,596	22,191	(489,889)	(209,577)
Total liabilities and stockholders’ deficit	$56,824	$709,146	$185,054	$852,429	$(916,633)	$886,820

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at June 30, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$171	$1,514	$–	$4,912	$(164)	$6,433
Intercompany loans	52,050	200,542	–	162,130	(414,722)	–
Intercompany accounts receivable	–	4,815	33,752	24,505	(63,072)	–
Accounts receivable - third party	–	–	23,152	137,134	–	160,286
Accounts and notes receivable, net	52,050	205,357	56,904	323,769	(477,794)	160,286
Inventories	–	–	64,757	218,452	(48)	283,161
Prepaid expenses and other current assets	–	16,506	2,134	15,775	(16,417)	17,998
Total current assets	52,221	223,377	123,795	562,908	(494,423)	467,878
Property, plant and equipment, net	–	–	41,523	320,531	(4,661)	357,393
Deferred income taxes	–	–	16,048	5,232	(9,111)	12,169
Intercompany loans	–	529,332	–	–	(529,332)	–
Investments in affiliates	–	–	–	–	–	–
Goodwill	–	–	–	20,099	–	20,099
Other assets	4,823	15,561	3,811	9,555	–	33,750
Assets held for sale	–	–	–	8,802	–	8,802
Total assets	$57,044	$768,270	$185,177	$927,127	$(1,037,527)	$900,091

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,836	$17,177	$9,431	$60,229	$(164)	$88,509
Intercompany loans	–	163,167	251,547	63,345	(478,059)	–
Third party loans	–	–	–	958	–	958
Short-term debt	–	163,167	251,547	64,303	(478,059)	958
Accrued income and other taxes	1,939	–	21,837	18,607	(16,419)	25,964
Other accrued liabilities	–	–	38,545	63,457	–	102,002
Total current liabilities	3,775	180,344	321,360	206,596	(494,642)	217,433
Long-term debt	221,902	485,911	–	914	–	708,727
Intercompany loans	–	–	–	529,332	(529,332)	–
Other long-term obligations	–	–	47,421	45,729	–	93,150
Payable to equity of investees	25,894	–	(553,073)	–	527,179	–
Deferred income taxes	–	–	–	55,733	(9,111)	46,622
Minority stockholders’ equity in consolidated entities	–	–	–	28,686	–	28,686
Stockholders’ equity (deficit)	(194,527)	102,015	369,469	60,137	(531,621)	(194,527)
Total liabilities and stockholders’ deficit	$57,044	$768,270	$185,177	$927,127	$(1,037,527)	$900,091

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended June 30, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$–	$–	$61,000	$207,000	$(48,000)	$220,000
Cost of sales	–	–	44,000	168,000	(49,000)	163,000
Gross profit	–	–	17,000	39,000	1,000	57,000
Research and development	–	–	–	1,000	1,000	2,000
Selling and administrative	–	–	10,000	23,000	(8,000)	25,000
Other (income) expense, net	(1,000)	2,000	(3,000)	(1,000)	9,000	6,000
Interest expense	2,000	11,000	3,000	13,000	(16,000)	13,000
Income (loss) before provision for (benefit from) income taxes and minority stockholders’ share of income	$(1,000)	$(13,000)	$7,000	$3,000	$15,000	$11,000
Provision for (benefit from) income taxes	6,000	(4,000)	1,000	1,000	2,000	6,000
Minority stockholders’ share of income	–	–	–	–	–	–
Equity in earnings of subsidiaries	2,000	–	(3,000)	–	1,000	–
Net income (loss)	$(9,000)	$(9,000)	$9,000	$2,000	$12,000	$5,000

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended June 30, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$–	$–	$70,377	$231,629	$(47,239)	$254,767
Cost of sales	–	(773)	59,984	170,926	(41,606)	188,531
Gross profit	–	773	10,393	60,703	(5,633)	66,236
Research and development	–	–	1,605	1,779	–	3,384
Selling and administrative	–	(30)	11,044	23,958	(8,610)	26,362
Other (income) expense, net	17	(11,910)	2,927	(1,378)	10,181	(163)
Restructuring charges	–	–	1,532	1,345	–	2,877
Impairment loss on long-lived assets	–	–	–	637	–	637
Antitrust investigations and related lawsuits and Claims	–	–	2,513	–	–	2,513
Interest expense	1,222	14,104	2,568	6,829	(10,192)	14,531
Interest Income	–	(3)	–	(136)	–	(139)
Income (loss) before provision for (benefit from) income taxes and minority stockholders’ share of income	(1,239)	(1,388)	(11,796)	27,669	2,988	16,234
Provision for (benefit from) income taxes	(9)	201	1,966	5,401	(11)	7,548
Minority stockholders’ share of income (loss)	–	–	–	(225)	–	(225)
Deficit (equity) in earnings of subsidiaries	(7,142)	–	(22,493)	–	29,635	–
Net income (loss)	$5,912	$(1,589)	$8,731	$22,493	$(26,636)	$8,911

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Six Months Ended June 30, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$–	$–	$125,000	$400,000	$(94,000)	$431,000
Cost of sales	–	–	93,000	317,000	(85,000)	325,000
Gross profit	–	–	32,000	83,000	(9,000)	106,000
Research and development	–	–	1,000	3,000	–	4,000
Selling and administrative	–	–	22,000	44,000	(15,000)	51,000
Other (income) expense, net	(4,000)	5,000	–	(4,000)	15,000	12,000
Interest expense	3,000	22,000	3,000	12,000	(15,000)	25,000
Income (loss) before provision for (benefit from) income taxes and minority stockholders’ share of income	$1,000	$(27,000)	$6,000	$28,000	$6,000	$14,000
Provision for (benefit from) income taxes	7,000	(9,000)	4,000	5,000	–	7,000
Minority stockholders’ share of income	–	–	–	–	–	–
Equity in earnings of subsidiaries	(6,000)	–	(24,000)	–	30,000	–
Net income (loss)	$–	$(18,000)	$26,000	$23,000	$(24,000)	$7,000

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Six Months Ended June 30, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$–	$–	$129,698	$426,538	$(92,881)	$463,355
Cost of sales	–	–	107,453	316,084	(82,349)	341,188
Gross profit	–	–	22,245	110,454	(10,532)	122,167
Research and development	–	–	3,102	3,375	–	6,477
Selling and administrative	–	54	24,431	45,541	(15,623)	54,403
Other (income) expense, net	17	(22,959)	6,091	(1,446)	18,699	402
Restructuring charges	19	–	3,155	2,649	–	5,823
Impairment loss on long-lived assets	–	–	6,768	2,020	–	8,788
Antitrust investigations and related lawsuits and Claims	–	–	2,513	–	–	2,513
Interest expense	2,461	27,552	4,374	13,079	(18,706)	28,760
Interest income	–	(3)	–	(275)	–	(278)
Income (loss) before provision for (benefit from) income taxes and minority stockholders’ share of income	(2,497)	(4,644)	(28,189)	45,511	5,098	15,279
Provision for (benefit from) income taxes	(9)	394	2,002	8,782	(135)	11,034
Minority stockholders’ share of income (loss)	–	–	–	(20)	–	(20)
Deficit (equity) in earnings of subsidiaries	(1,520)	–	(36,749)	–	38,269	–
Net income (loss)	$(968)	$(5,038)	$6,558	$36,749	$(33,036)	$4,265

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Six Months Ended June 30, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net Income (loss)	$–	$(18,000)	$26,000	$23,000	$(24,000)	$7,000
Adjustment to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	–	–	2,000	15,000	1,000	18,000
Deferred income taxes	7,000	(2,000)	9,000	1,000	(2,000)	13,000
Adjustment from cost to equity	(6,000)	–	(24,000)	–	30,000	–
Interest expense	–	1,000	–	–	–	1,000
Fair value adjustment on Debenture Redemption make-whole option	(4,000)	–	–	–	–	(4,000)
Fair value adjustments on interest rate caps	–	1,000	–	–	–	1,000
Post retirement plan changes	–	–	(7,000)	(1,000)	–	(8,000)
Other charges, net	(11,000)	(15,000)	(16,000)	68,000	(15,000)	11,000
(Increase) decrease in working capital	13,000	(25,000)	(20,000)	(8,000)	(3,000)	(43,000)
Long term assets and liabilities	–	–	(3,000)	(1,000)	–	(4,000)
Net cash used in operating activities	(1,000)	(58,000)	(33,000)	97,000	(13,000)	(8,000)

Cash flow from investing activities:
Intercompany loans receivable/payable	3,000	–	44,000	24,000	(71,000)	–
Intercompany debt, net	(2,000)	26,000	(9,000)	(98,000)	83,000	–
Capital expenditures	–	–	(3,000)	(22,000)	–	(25,000)
Proceeds from sale of assets	–	–	1,000	–	–	1,000
Sale (purchase) of derivative investments	–	2,000	–	–	–	2,000
Net cash used in investing activities	1,000	28,000	33,000	(96,000)	12,000	(22,000)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	–	3,000	–	–	–	3,000
Revolving Facility borrowings	–	48,000	–	–	–	48,000
Revolving Facility reductions	–	(20,000)	–	–	–	(20,000)
Termination of interest rate swaps, net	–	(8,000)	–	–	–	(8,000)
Financing costs	–	(5,000)	–	–	–	(5,000)
Net cash provided by financing activities	–	18,000	–	–	–	18,000

Net increase (decrease) in cash and cash equivalents	–	(12,000)	–	1,000	(1,000)	(12,000)
Effect of exchange rate changes on cash and cash equivalents	–	–	–	(2,000)	–	(2,000)
Cash and cash equivalents at beginning of period	–	12,000	1,000	11,000	–	24,000
Cash and cash equivalents at end of period	$–	$–	$1,000	$10,000	$(1,000)	$10,000

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Six Months Ended June 30, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$(968)	$(5,038)	$6,558	$36,749	$(33,036)	$4,265
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	–	–	2,133	18,359	–	20,492
Deferred income taxes	–	394	1,027	(175)	2	1,248
Restructuring charges	19	–	3,155	2,649	–	5,823
Impairment loss on long-lived assets	–	–	7,378	1,410	–	8,788
Other charges (credits), net	1,943	7,123	(28,906)	(8,024)	30,988	3,124
(Increase) decrease in working capital	(19)	(14)	(3,210)	(7,988)	2,038	(9,193)
Post retirement obligation changes	–	–	(5,977)	(705)	–	(6,682)
Long-term assets and liabilities	–	–	(5,485)	(2,248)	–	(7,733)
Net cash (used in) provided by operating activities	975	2,465	(23,327)	40,027	(8)	20,132

Cash flow from investing activities:
Intercompany receivable/payable	–	(1,663)	(11,256)	14,646	(1,727)	–
Intercompany debt, net	(735)	(3,288)	39,731	(37,367)	1,659	–
Capital expenditures	–	–	(5,040)	(18,994)	–	(24,034)
Sale (purchase) of derivative instruments	–	–	–	(266)	–	(266)
Proceeds from sale of assets	–	–	19	317	–	336
Payments for patents costs	–	–	(163)	(264)	–	(427)
Termination of interest rate swaps	–	–	–	–	–	–
Net cash (used in) provided by investing activities	(735)	(4,951)	23,291	(41,928)	(68)	(24,391)

Cash flow from financing activities:
Short-term debt borrowings (reductions)	–	–	–	–	–	–
Revolving Facility borrowings	(212)	320,642	–	424	–	320,854
Revolving Facility reductions	–	(316,642)	–	(46)	–	(316,688)
Financing costs	–	–	–	–	–	–
Net cash (used in) provided by financing activities	(212)	4,000	–	378	–	4,166

Net increase (decrease) in cash and cash equivalents	28	1,514	(36)	(1,523)	(76)	(93)
Effect of exchange rate changes on cash and cash equivalents	–	–	–	558	–	558
Cash and cash equivalents at beginning of period	143	–	36	5,877	(88)	5,968
Cash and cash equivalents at end of period	$171	$1,514	$–	$4,912	$(164)	$6,433

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured intercompany term notes in an aggregate principal amount, at June 30, 2006, equal to $529 million (based on currency exchange rates in effect at June 30, 2006), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at June 30, 2006 equals $312 million (based on currency exchange rates in effect at June 30, 2006), or about 72% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at June 30, 2006 of $217 million (based on currency exchange rates in effect at June 30, 2006) and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Revolving Facility, the holders of the Senior Notes and, pursuant to the subsidiary guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

(15)	Derivative Instruments

In the fourth quarter of 2005, we entered into natural gas derivative contracts to mitigate the impact of changes in natural gas prices. The contracts are not accounted for as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, therefore, are recorded at fair value on the Consolidated Balance Sheet. Changes in fair value are recorded in cost of goods sold in the Consolidated Statement of Operations in cost of goods sold. For the three and six months ended June 30, 2006, losses for these contracts were $0.7 and $1.4 million, respectively.

In the second quarter of 2006, we entered into foreign exchange currency contracts to mitigate the impact of changes in the dollar-euro exchange rates. These contracts are not accounted for as hedges under SFAS No. 133 and, therefore, are recorded at fair value in the Consolidated Balance Sheet. Changes in fair value are recorded in the Consolidated Statement of Operations in selling and administrative expenses. During the second quarter of 2006, losses for these contracts were $0.2 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Introduction to Part I, Item 2, and Part II, Item 1

Important Terms. We use various terms to simplify the presentation of information in this Report. These terms, which definitions are incorporated herein by reference, are defined in the Annual Report.

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

Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: growth rates and future production and sales of products that incorporate or that are produced using our products; changes in production capacity in our operations and our customers’ operations; growth rates for, future prices and sales of, and demand for our products and our customers products; costs of materials and production, including anticipated increases therein; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and payments; future operational and financial performance; strategic plans and business projects; regional and global economic and industry market conditions, changes in such conditions and the impact thereof, interest rate management activities; currency rate management activities; deleveraging activities;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future asset sales, costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to” and similar expressions, or the negatives thereof, identify some of these statements.

Actual future events and circumstances (including future results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

•

the possibility that additions to capacity for producing steel in electric arc furnaces (EAF), increases in overall EAF steel production capacity and increases in steel production may not occur or may not occur at the rates that we anticipate or may not be as geographically disbursed as we anticipate;

•	possible failure of increased EAF steel production or stable graphite electrode production to result in stable or increased graphite electrode demand, prices or sales volume;
•

the possibility that increases in graphite electrode manufacturing capacity, competitive pressures, or other changes in the graphite electrode markets may occur, which may impact demand for, prices or unit and dollar volume sales of graphite electrodes and growth or profitability of our graphite electrode business;

•

the possibility that, for all of our product lines, capital improvement and expansion in our customers’ operations and increases in demand for their products may not occur or may not occur at the rates that we anticipate;

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
•

the possibility that increases in prices for our raw materials and the magnitude of such increases, global events that influence energy pricing and availability, increases in our energy needs, or other developments may adversely impact or offset our productivity and cost containment initiatives;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•

the possibility that increases in capacity, competitive pressures, or other changes in other markets we serve may occur, which may impact demand for, prices of or unit and dollar volume sales of our other products or growth or of profitability of our other product lines or change our position in such markets;

•

the possibility that we will not be able to hire and retain key personnel or to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire or to do so without a work stoppage or strike;

•

the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management (ETM), or other products or that such products could be subsequently displaced by other products or technologies;

•	the possibility that we will fail to develop new customers or applications for our ETM products;
•

the possibility of delays in or failure to achieve widespread commercialization of fuel cells which use our natural graphite-based products or that manufacturers of PEM fuel cells may obtain those products from other sources;

•

the possibility that our manufacturing capabilities may not be sufficient or that we may experience delays in expanding or fail to expand our manufacturing capacity to meet demand for existing, new or improved products;

•

the possibility that the amount or timing of our anticipated capital expenditures may be limited by our financial resources or financing arrangements or that our ability to complete capital projects may not occur timely enough to adapt to changes in market conditions or changes in regulatory requirements;

•	the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others;
•

the occurrence of unanticipated events or circumstances or changing interpretations and enforcement agendas relating to antitrust investigations, lawsuits or claims, other legal proceedings or compliance programs;

•

the occurrence of unanticipated events or circumstances or changing interpretations and enforcement agendas relating to health, safety or environmental compliance or remediation obligations or liabilities to third parties or relating to labor relations:

•

the possibility that our provision for income taxes and effective income tax rate or cash tax rate may fluctuate significantly due to changes in applicable tax rates, changes in the sources of our income, changes in tax planning, new or changing

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

interpretations in applicable regulations, profitability, estimates of future ability to use foreign tax credits, tax laws, and other factors;

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

•

the possibility that interruption in our major raw material, energy or utility supplies due to, among other things, natural disasters, process interruptions, actions by producers and capacity limitations, may adversely affect our ability to manufacture and supply our products or result in higher costs;

•

the possibility of interruptions in production at our facilities due to, among other things, critical equipment failure, which may adversely affect our ability to manufacture and supply our products or result in higher costs;

•	the possibility that the timing and amount of expenditures that we anticipate in connection with our restructuring and plant closing activities may vary significantly from our expectations;
•	the possibility that we may not complete planned asset sales for amounts or at times anticipated or at all;
•	the possibility that we may not achieve the earnings or other financial metrics that we provide as guidance from time to time;
•

the possibility that the anticipated benefits from organizational and work process redesign or other system changes, including operating efficiencies, production cost savings and improved operational performance, including leveraging infrastructure for greater productivity and contributions to our continued growth, may be delayed or may not occur;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•

the possibility that our disclosure or internal controls may become inadequate because of changes in conditions or personnel, that the degree of compliance with our policies and procedures related to those controls may deteriorate or that those controls may not operate effectively and may not prevent or detect misstatements or errors;

•	the possibility that we may fail in our efforts to recruit and retain key personnel;
•	the possibility that delays may occur in the financial statement closing process due to a change in our internal control environment or personnel;
•	the possibility of changes in performance that may affect financial covenant compliance or funds available for borrowing; and
•	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.

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

Synthetic Graphite. Graphite electrode demand is primarily linked with the global production of steel in electric arc furnaces (EAF) and, to a lesser extent, with the total production of steel and certain other metals. During the first six months of 2006, global steel production and operating rates, excluding China, were approximately 2% higher than during the same period last year. China’s steel production grew about 19% during the six months ended June 30, 2006, as compared to the same period in 2005, and as a result, global steel production increased by about 7%. Overall, EAF steel production continues to expand, with estimates that production will increase by about 3% during 2006.

The global graphite electrode pricing environment continues to improve for suppliers as global demand for high quality, reliable graphite electrodes continues to grow. We expect 2006 to be one of the strongest years in over a decade for new EAF start-ups. These new furnaces are projected to increase EAF steel production capacity by approximately 5% over the course of 2006, primarily in China and Russia.

We expect our graphite electrode sales volume to be approximately 210,000 metric tons in 2006. We expect our graphite electrode revenue to increase about 15% in 2006 as compared to 2005, with a majority of the increase projected in the second half of the year.

We have secured 100% of our anticipated 2006 premium needle coke requirements, our most significant and critical raw material for graphite electrodes. Premium needle coke represents the largest single component of graphite electrode production costs. Although raw material, energy and freight pricing pressures remain persistently high, we have identified productivity initiatives to help mitigate rising production costs. These initiatives include the implementation of rationalization and productivity opportunities in our synthetic graphite facilities and continued streamlining, centralization and consolidation of our administrative activities. We believe these productivity and consolidation initiatives will contain our 2006 graphite electrode production cost increases to a range of 7% to 9%.

We believe demand for graphite cathodes has increased relative to other cathodes. We also believe that the excess supply previously anticipated has diminished. Raw material and other pricing pressures are affecting cathode production costs in the same manner as graphite electrode production costs and we are implementing initiatives to help mitigate those pressures.

Other Segment. We expect increased blast furnace construction and refurbishment to lead to continuing strong demand for our carbon refractories in various geographic markets throughout 2006. While we expect 2006 revenue to be comparable to 2005 (which benefited

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

from particularly strong demand), we believe that overall long-term demand for our refractories continues to increase with strong global economic growth. We continue to seek to drive productivity and cost improvements in this product line.

We expect continued growth of net sales of our ETM products and services. We believe the LCD flat panel display segment, when coupled with the plasma display television segment, is expected to grow from about eight million units in 2004 to sixty million units by 2008. Net sales for ETM products in our natural graphite business were $9 million in the first six months of 2006 as compared to $9 million for the same period in 2005. We expect ETM sales between $21 and $25 million in 2006, representing an increase between 12% and 34% over 2005.

Overall. The 2006 tax rate is expected to be in the range of 37% to 40%. Capital expenditures are estimated to be approximately $45 million and depreciation expense is estimated to be about $40 million in 2006.

Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes” and “Forward Looking Statements and Risks” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

Results of Operations

Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005.

Consolidated. Net sales of $254.8 million in the 2006 second quarter represented a $34.7 million, or 15.8%, increase from net sales of $220.1 million in the 2005 second quarter, primarily due to a $36.6 million increase in net sales in our synthetic graphite segment that was partially offset by a decrease of $2.0 million in net sales in our other segment. Cost of sales of $188.5 million in the 2006 second quarter represented a $25.6 million, or 15.7%, increase from cost of sales of $162.9 million in the 2005 second quarter, primarily due to higher sales volumes and increases in raw material and other production costs. Gross profit of $66.2 million in the 2006 second quarter represented a $9.0 million, or 15.7%, increase from gross profit of $57.2 million in the 2005 second quarter. Gross margin was 26.0% in the 2006 second quarter as compared to gross margin of 26.0% in the 2005 second quarter.

Synthetic Graphite Segment. Net sales of $229.7 million in the 2006 second quarter represented a $36.6 million, or 19.0%, increase from net sales of $193.1 million in the 2005 second quarter. The increase was primarily due to a $33.4 million increase in graphite electrode sales. This increase was driven by higher volumes of about $19.7 million and higher selling prices of approximately $15.7 million. The increases were partially offset by unfavorable changes in currency and other items of about $2.0 million. The increase in cathodes net sales for the quarter was $0.9 million and was the result of increases in volume and selling prices, partially offset by unfavorable currency variances and a change in product mix. In addition to the net sales increases in graphite electrodes and cathodes, advanced synthetic graphite materials increases of $2.3 million were attributable to higher volumes of about $0.3 and higher selling prices of approximately $2.2 million, offset by unfavorable currency variances and other items.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Cost of sales of $162.7 million in the 2006 second quarter represented a $20.7 million, or 14.6%, increase from cost of sales of $142.0 million in the 2005 second quarter. Cost of sales increased primarily due to higher volumes sold of graphite electrodes and increased costs of raw materials of about $16.0 million as well as increases resulting from unfavorable foreign currency variances. Cost of sales of advanced graphite materials and cathodes also increased in the quarter as a result of higher sales volumes, the change in product mix, and unfavorable currency variances.

Gross profit in the 2006 second quarter was $67.0 million, 31.1% more than in the 2005 second quarter. Gross margin was 29.2% of net sales in the 2006 second quarter as compared to the 26.5% of net sales in the 2005 second quarter. The increase is the result of higher prices for graphite electrodes and the positive impact of changes in the compensation structure at certain manufacturing facilities.

Other Segment. Net sales of $25.0 million in the 2006 second quarter represented a $2.0 million, or 7.4%, decrease from net sales of $27.0 million in the 2005 second quarter. This decrease was primarily due to lower volumes of about $5.5 million in carbon electrodes and natural graphite products partially offset by increases in volume for refractories of $3.4 million and, to some extent, price increases for carbon electrodes and refractories. Cost of sales of $25.9 million in the 2006 second quarter represented a $5.0 million, or 23.9%, increase from cost of sales of $20.9 million in the 2005 second quarter. The increase in cost of sales was primarily related to inventory reserves established in the quarter associated with the accelerated closure of our carbon electrode business of approximately $3.8 million, an inventory adjustment of $1.2 million also for carbon electrodes, and higher production costs throughout the segment. Gross profit in the 2006 second quarter was a loss of $0.8 million (a negative gross margin of 3.2% of net sales) as compared to gross profit in the 2005 second quarter of $6.1 million (a gross margin of 22.6% of net sales).

Items Affecting Us As A Whole. Research and development expenses were $3.4 million in the 2006 second quarter and $2.4 million in the 2005 second quarter. The increase was primarily attributable to increased labor costs at our research and development facilities.

Selling and administrative expenses were $26.4 million in the 2006 second quarter which represented a $1.9 million, or 7.8%, increase from $24.5 million in the 2005 second quarter. The increase was primarily due to larger variable incentive compensation expense in the second quarter of $1.8 million.

Other income was $0.2 in the 2006 second quarter and consisted primarily of $1.7 million in currency gains, a $1.5 million benefit for the favorable resolution of a sales tax contingency in Brazil, gains on the sale of fixed assets of $0.2 million, which were partially offset by $1.8 million of legal, environmental and other related costs, (including a charge for estimated environmental remediation costs associated with our Caserta, Italy, location, of $1.6 million), $0.6 million of bank and other financing fees, and $0.8 million of relocation and other related costs.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Other expense was $6.3 million in the 2005 second quarter and consisted primarily of $4.6 million of currency exchange losses, primarily associated with euro-denominated intercompany loans, $1.9 million of legal, environmental and other related costs, a $0.8 million charge for the fair value adjustment on interest rate caps and $1.7 million of other costs, offset by a $0.9 million favorable fair value adjustment on the Debenture redemption make-whole option, a $0.6 million gain on the sale of fixed assets and a $1.2 million gain on the sale of foreign exchange contracts.

The following table summarizes activity relating to the accrued expense in conjunction with the restructuring charges. The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2006	$10,733	$794	$11,527
Restructuring charges	4,161	1,139	5,300
Change in estimates	523	–	523
Payments and settlements	(3,291)	(792)	(4,083)
Currency adjustments	894	9	903
Balance at June 30, 2006	$13,020	$1,150	$14,170

At June 30, 2006, the outstanding balance of our restructuring reserve was $14.2 million. The components of this balance at June 30, 2006 consisted primarily of:

Synthetic Graphite Segment

•	$6.9 million related to the rationalization of our synthetic graphite facilities, including those in Brazil and France, and the closure of our facility in Russia.
•	$4.3 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.
•	$0.7 million related to the phase-out of our graphite electrode machining operations and warehousing in Clarksville, Tennessee.

Other Segment and Corporate

•	$0.8 million related primarily to remaining lease payments and severance and related costs associated with our former corporate headquarters.
•	$1.5 million related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

We expect to make $12.3 million of these payments by the end of 2006, with the majority of the remaining payments to be paid by the end of 2007. Additionally, we expect to incur additional restructuring charges of about $4.1 million through the middle of 2007 primarily for severance and related costs of existing restructuring activities.

We abandoned certain long-lived fixed assets associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee due to changes in our initial plan to restructure the facility. As a result, we recorded a $0.6 million impairment loss in accordance with SFAS No. 144.

The following table presents the components of interest expense:

	For the Three Months Ended June 30,
	2005	2006
	(Dollars in thousands)
Interest incurred on debt	$12,634	$13,522
Interest rate swap benefit	(689)	–
Amortization of fair value adjustments for terminated hedge instruments	(482)	(243)
Amortization of premium on Senior Notes	(39)	(45)
Amortization of discount on Debentures	221	162
Interest on DOJ antitrust fine	135	46
Amortization of debt issuance costs	855	916
Interest incurred on other items	180	173
Interest expense	$12,815	$14,531

Average total debt outstanding was $748.1 million in the 2006 second quarter as compared to $700.9 million in the 2005 second quarter. The average interest rate was 7.0% in the 2006 second quarter as compared to 6.9% in the 2005 second quarter. These average rates represent the average rates on total debt outstanding and include the benefits of our interest rate swaps in 2005.

Provision for income taxes was a charge of $7.5 million in the 2006 second quarter as compared to a charge of $5.8 million in the 2005 second quarter. The income tax rate was approximately 47% in the 2006 second quarter as compared to approximately 52% in the 2005 second quarter.

As a result of the matters described above, net income was $8.9 million in the 2006 second quarter as compared to $5.7 million in the 2005 second quarter.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005.

Consolidated. Net sales of $463.4 million for the six months ended June 30, 2006 represented a $32.2 million, or 7.5%, increase from net sales of $431.2 million in the same period in 2005, primarily due to a $39.8 million increase in net sales in our synthetic graphite segment that was partially offset by a decrease of $7.6 million in net sales in our other segment. Cost of sales of $341.2 million for the six months ended June 30, 2006 represented a $15.9 million, or 4.9%, increase from cost of sales of $325.3 million in the same period in 2005, primarily due to higher sales volumes that created additional costs of $14.1 million in our synthetic graphite segment and additional costs of $1.8 million in our other segment. Gross profit of $122.2 million in the six months ended June 30, 2006 represented a $16.3 million, or 15.4%, increase from gross profit of $105.9 million in the same period in 2005. Gross margin was 26.4% of net sales for the six months ended June 30, 2006 as compared to 24.6% of net sales in the same period in 2005. See below for further details regarding such changes.

Synthetic Graphite Segment. Net sales of $418.0 million for the six months ended June 30, 2006 represented a $39.8 million, or 10.5%, increase from net sales of $378.2 million in the same period in 2005. The increase was primarily due to a $26.7 million increase in graphite electrode sales, an increase of $8.3 million in cathode sales and a $4.8 million increase in advanced graphite materials sales. The overall increase in graphite electrode sales was driven by higher volumes of about $5.9 million and higher selling prices of approximately $29.3 million. The increases were partially offset by net unfavorable currency variances of $5.0 million and changes in product mix of $3.5 million. The net sales increases in cathodes and advanced graphite materials of $13.1 million were due to increases in volumes and were offset by net unfavorable currency variances.

Cost of sales of $297.3 million for the six months ended June 30, 2006 represented a $14.1 million, or 5.0%, increase from cost of sales of $283.2 million in the same period in 2005. Cost of sales increased throughout the synthetic graphite segment primarily due to higher volumes sold and net unfavorable currency variances in graphite electrodes and to a lesser extent, cathodes and advanced graphite materials.

Gross profit for the six months ended June 30, 2006 was $120.7 million, 27.1% more than in the same period in 2005. Gross margin was 28.9% of net sales for the six months ended June 30, 2006 as compared to the 25.1% of net sales in the same period in 2005. The increase is the result of higher prices for graphite electrodes and the positive impact of changes in the compensation structure of certain manufacturing facilities.

Other Segment. Net sales of $45.4 million for the six months ended June 30, 2006 represented a $7.6 million, or 14.3%, decrease from net sales of $53.0 million in the same period in 2005. This decrease was primarily due to lower volume for carbon electrodes, partially offset by price increases. Cost of sales of $44.0 million for the six months ended June 30, 2006 represented a $1.9 million, or 4.5%, increase from cost of sales of $42.1 million in the same period in 2005. The increase in cost of sales was primarily related to inventory reserves established in the second quarter associated with the accelerated closure of our carbon electrode business and an inventory adjustment also associated with carbon electrodes,

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

which was partially offset by lower cost of sales attributable to the decreased sales volume for carbon electrodes. Gross profit for the six months ended June 30, 2006 was $1.4 million (a gross margin of 3.1% of net sales) as compared to gross profit in the same period in 2005 of $11.0 million (a gross margin of 20.6% of net sales).

Items Affecting Us As A Whole. Research and development expense was $6.5 million for the six months ended June 30, 2006 and $4.8 million for the same period in 2005. The increase was primarily attributable to increased labor costs at our research and development facilities.

Selling and administrative expenses were $54.4 million for the six months ended June 30, 2006 which represented a $3.7 million, or 7.3% increase from $50.7 million for the same period in 2005. The increase was primarily due to higher variable incentive compensation expense for the six months ended 2006 of $1.9 million, an increase in benefit related costs of $0.8 million, and an increase in bad debt expense of about $0.5 million. The remaining increase is for costs incurred related to our global initiative to improve and consolidate business processes.

Other expense was $0.4 for the six months ended June 30, 2006 and consisted primarily of $2.8 million of legal, environmental and other related costs, (including a $1.6 million charge for estimated environmental remediation costs associated with our Caserta location), relocation costs of $1.4 million, bank and other financing fees of $1.0 million and other costs of $0.9 million. These costs were partially offset by currency gains of $4.2 million and a benefit for the favorable resolution of a sales tax contingency in Brazil of $1.5 million.

Other expense was $12.2 million for the six months ended June 30, 2005 and consisted of $11.2 million of currency exchange losses, primarily associated with euro-denominated intercompany loans, $2.1 million of legal, environmental and other related costs, $1.6 million for the write-off of capitalized bank fees, a $0.6 million charge for the fair value adjustment on interest rate caps and $2.4 million of other costs. These costs were partially offset by the favorable fair value adjustments on the Debenture redemption make-whole provision of $3.8 million, a $0.6 million gain on the sale of fixed assets and a $1.3 million gain on the sale of foreign exchange contracts.

Impairment of long-lived assets was $8.8 million for the six months ended June 30, 2006, consisting of a $6.6 million charge for the abandonment of our enterprise resource planning implementation, $1.4 million for impairment of building and land in Switzerland, and $0.8 million for other impairment charges related to the closure of our carbon electrode facility in Columbia, Tennessee.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table presents an analysis of interest expense:

	For the Six Months Ended June 30,
	2005	2006
	(Dollars in thousands)
Interest incurred on debt	$24,825	$26,757
Interest rate swap benefit	(1,732)	–
Amortization of fair value adjustments for terminated hedge instruments	(1,035)	(482)
Amortization of premium on Senior Notes	(79)	(87)
Amortization of discount on Debentures	441	324
Interest on DOJ antitrust fine	284	130
Amortization of debt issuance costs	1,792	1,834
Interest incurred on other items	297	284
Interest expense	$24,793	$28,760

Average total debt outstanding was $743.7 million for the six months ended June 30, 2006 as compared to $689.7 million for the same period in 2005. The average interest rate was 7.1% for the six months ended June 30, 2006 as compared to 6.7% for the same period in 2005. These average rates represent the average rates on total debt outstanding and include the benefits of our interest rate swaps.

Provision for income taxes was a charge of $11.0 million for the six months ended June 30, 2006 as compared to a charge of $6.6 million for the same period in 2005. The effective income tax rate was approximately 72% for the six months ended June 30, 2006 as compared to approximately 50% for the same period in 2005. The higher effective income tax rate in the 2006 first half is primarily due to jurisdictional mix of income and non-recognition of losses generated in the United States.

As a result of the matters described above, net income was $4.3 million for the six months ended June 30, 2006 as compared to $7.2 million for the same period in 2005.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

those changes will have net positive or negative impacts on our net sales, cost of sales or net income. We cannot assure you that we would be able to mitigate any adverse effects of such changes.

During the six months ended June 30, 2006, the average exchange rate of the Brazilian real and the Mexican peso increased about 17% and 3%, respectively, when compared to the average exchange rate for the same period in 2005. During the six months ended June 30, 2006, the average exchange rate for the euro and South African rand decreased about 6% and 3%, respectively, when compared to the average rate for the six months ended June 30, 2005.

In the case of net sales of synthetic graphite, the impact of these events was a decrease of about $6.6 million in the six months ended June 30, 2006 as compared to the same period in 2005. In the case of cost of sales of graphite electrodes, the impact of these events was an increase of about $1.4 million in the six months ended June 30, 2006 as compared to the same period in 2005.

We have non-dollar denominated intercompany loans between Finco and some of our foreign subsidiaries. At June 30, 2006, the aggregate principal amount of these loans was $437.1 million. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other (income) expense, net, on the Consolidated Statements of Operations. For the six months ended June 30, 2005, we had a net total of $11.2 million in currency losses, including $14.4 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the six months ended June 30, 2006, we had a net total of $4.2 million in currency gains, including $6.0 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments as described under “Item 3 –Qualitative and Quantitative Disclosures about Market Risk.”

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

We are highly leveraged and have other substantial obligations. At June 30, 2006, we had total debt of $709.7 million, cash and cash equivalents of $6.4 million and a stockholders’ deficit of $194.5 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

As part of our cash management activities, we periodically factor or discount (by selling) certain accounts receivable to third parties. For the six months ended June 30, 2006, certain subsidiaries sold receivables at a cost lower than the cost to borrow a comparable amount for a comparable period under the Revolving Facility. Proceeds of the sale of receivables were used to reduce debt. If we had not sold receivables, our accounts receivable and our debt would have been about $13.1 million higher at December 31, 2005 and about $19.3 million higher at June 30, 2006. All receivables sold during 2005 and the six months ended June 30, 2006 were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheet at December 31, 2005 and June 30, 2006.

We use cash and cash equivalents, funds available under the Revolving Facility, (subject to continued compliance with the financial covenants and representations under the Revolving Facility), as well as cash flow from operations as our primary sources of liquidity. The Revolving Facilities provides for maximum borrowings of up to $215 million. At June 30, 2006, $163.7 million was available (after consideration of outstanding revolving and swingline loans of $43.0 million and outstanding letters of credit of $8.3 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

At June 30, 2006, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants over the next twelve months.

At June 30, 2006, 6.0% (or $43.9 million) of our total debt, excluding the fair value adjustments to debt and unamortized bond premium, consisted of variable rate obligations.

At June 30, 2006, the Revolving Facility had a variable interest rate of 7.7%, our $434.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225 million principal amount of Debentures had a fixed rate of 1.625%. We estimate interest expense to be approximately $58 million for 2006.

We expect to continue to implement interest rate management initiatives to seek to minimize interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations as described under “Item 3 –Quantitative and Qualitative Disclosures about Market Risk” in this Report.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

businesses and realizing other global efficiencies. We also continue to evaluate other opportunities to reduce our obligations, including the obligations associated with our U.S. defined benefit plan, which was frozen in 2003.

Typically, the first quarter of each year results in neutral or negative cash flow from operations due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, customer responses to price initiatives by us or our competitors and other factors. Our cash flow from operations in the first and third quarters typically is adversely impacted by the semi-annual interest payments on the Senior Notes and the Debentures. The second and fourth quarters correspondingly benefit from the absence of such interest payments.

As part of our cash management activities, we seek to manage accounts receivable credit risk and collections, and payment of accounts payable to maximize our free cash at any given time and minimize accounts receivable losses. In order to seek to minimize our credit risks, we periodically reduce our sales of, or refuse to sell (except for cash on delivery), graphite electrodes to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unrecovered trade receivables worldwide were only 0.1% of global net sales during the last 3 years. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

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

We have in the past entered into, and may in the future enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure, as described under “Quantitative and Qualitative Disclosure about Market Risks” in this Report. We are required to provide cash collateral to certain

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

counterparties to the extent that the fair market value of the natural gas derivative contracts exceeds a specific threshold. At June 30, 2006, we were not required to provide any cash collateral.

Our high leverage and other substantial obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations thereby reducing funds available to us for other purposes. Our leverage and these obligations make us more vulnerable to economic downturns.

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

Cash Flow Used in Operating Activities. Cash flow provided by operating activities was $20.1 million in the six months ended June 30, 2006 and cash used in operations was $7.0 million in the same period in 2005, an improvement of $27.1 million.

In the first six months of 2006, net income, after adding back the net effect from non-cash items, amounted to $43.7 million. The non-cash items consisted of $20.5 million for depreciation and amortization, $1.2 million for deferred income taxes, restructuring charges of $5.8 million, impairments of $8.8 million, and other charges of $3.1 million. Net cash used by net working capital of $9.2 million primarily consisted of increases in inventory of $17.1 million, payments made for antitrust related items of $9.9 million, payments for restructuring items, primarily severance and related payments, of $4.1 million, a decrease in accounts payable and other accrued items of $6.1 million, and a decrease in prepaid and other current assets of $2.7 million. These uses of cash were offset by cash provided by accounts receivable factoring of $30.7 million. Also affecting cash flow from operations for the six months ended June 30, 2006 was an increase in post retirement obligations of $6.7 million and long-term assets and liabilities of $7.7 million.

Cash used in operating activities was $7.0 million in the six months ended June 30, 2005. Net income, after adding back the net effect from non-cash items, amounted to $38.2 million. Such income was used in operating activities as follows: a reduction in payables of $23.1 million primarily due to timing of payment patterns, an increase in inventories of $34.0 million, necessary to enhance the reliability and stability of our graphite electrode network, increase productivity and reduce overtime and distribution costs, an increase of $1.7 million in other current assets, partially offset by a decrease in accounts receivables of $27.5 million due to improved collection efforts.

Other uses in the six months ended June 30, 2005 consisted of $7.9 million of payments for antitrust investigations and related lawsuits and claims, $3.9 million of restructuring costs related to severance and related payments and $4.0 million of other payments consisting primarily of pension and post-retirement contributions and payments.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Cash Flow Used in Investing Activities. Cash flow used in investing activities was $24.4 million in the six months ended June 30, 2006 and $30.7 million in the same period in 2005. In the first six months of 2006, capital expenditures amounted to $24.0 million.

Capital expenditures amounted to $24.5 million for the six months ended June 30, 2005 and related primarily to graphite electrode productivity and production stability initiatives and other essential capital maintenance. Also, we paid $8.7 million in connection with the sale of $450 million notional amount of interest rate swaps in the first half of 2005. These items were offset by the sale of other derivative instruments and proceeds from the sale of fixed assets.

Cash Flow Provided by Financing Activities. Cash flow provided by financing activities was $4.2 million in the six months ended June 30, 2006 and $26.2 million during the same period in 2005.

During the six months ended June 30, 2006, we borrowed $320.9 million under the Revolving Facility and made payments of $316.7 million. We used these borrowings to fund working capital requirements.

During the six months ended June 30, 2005, we borrowed $48.0 million under the Revolving Facility and made payments of $19.5 million and borrowed $2.6 million of other short term debt. We used these borrowings to fund working capital requirements, primarily inventory that we have replenished and built in anticipation of stronger demand. We also paid $4.9 million of financing costs in conjunction with the refinancing of the Revolving Facility.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Description of Our Financing Structure

A description of the Revolving Facility, the Senior Notes and the Debentures is set forth under “Long-Term Debt and Liquidity” in the Annual Report and such description is incorporated herein by reference.

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

Between 1999 and March 2002, we and other producers of graphite electrodes were served with four complaints commencing separate civil antitrust lawsuits in the United States District Court for the Eastern District of Pennsylvania. These lawsuits are called the “foreign customer lawsuits.” By agreement dated as of June 21, 2006, all defendants agreed to settle the lawsuit styled Arbed, S.A., et al. v. Mitsubishi Corporation, et al. In addition, preliminary agreements have been reached to settle the three remaining foreign customer lawsuits titled, Ferromin International Trade Corporation, et al. v. UCAR International Inc., et al., BHP New Zealand Ltd. et al. v. UCAR International Inc., et al. and Saudi Iron and Steel Company v. UCAR International Inc., et al. Definitive agreements to settle the three remaining foreign customer lawsuits have not yet been executed, however, and we cannot assure you that they will be. We recorded a $2.5 million charge during the six months ended June 30, 2006 in connection with the settlements of the foreign customer lawsuits.

Through June 30, 2006, subject to the completion of the definitive settlements of the foreign customer lawsuits as described above, we will have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us arising out of alleged antitrust violations occurring prior to the date of the relevant settlement in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. All payments due have been timely paid.

In the event that definitive settlements of the three remaining foreign customer lawsuits are not reached, we will continue to vigorously defend those lawsuits. It is possible that additional antitrust investigations, lawsuits and claims could be commenced or asserted in the U.S. or other jurisdictions. We are currently not reserved for any new potential matters.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Other Matters and Proceedings Against Us

We are involved in various other investigations, lawsuits, claims and other legal proceedings arising out of or incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of these matters and proceedings, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows.

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

Interest Rate Risk Management. We implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. At December 31, 2005 and June 30, 2006, we had no interest rate swaps outstanding.

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

We enter into agreements with financial institutions that are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. At December 31, 2005 and June 30, 2006, we had no outstanding interest rate caps.

Currency Rate Management. We enter into foreign currency instruments to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated debt and

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. At December 31, 2005, there were no outstanding contracts. At June 30, 2006, we had one outstanding foreign currency exchange contract to mitigate exposure in the fluctuation of the euro. We recognized $0.2 million of losses related to this foreign currency contract in the three and six months ended June 30, 2006.

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. At June 30, 2006, we had fixed about 39% of our worldwide natural gas exposure through such contracts. The outstanding contracts at December 31, 2005 were a nominal receivable. The loss on outstanding contracts for the six months ended June 30, 2006 amounted to $1.4 million.

We are required to provide cash collateral to certain counterparties to the extent that the fair market value of the natural gas derivative contracts exceeds a specific threshold. At June 30, 2006, we were not required to provide any cash collateral.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates, interest rates and commercial energy rates on results of operations for the six months ended June 30, 2006. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the six months ended June 30, 2006 by about $1.0 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by about $0.2 million for the six month ended June 30, 2006.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

design and operation of our disclosure controls and procedures as of the end of the period covered by this Report, and, based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of June 30, 2006.

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

Changes in Internal Controls Over Financial Reporting. In the Annual Report, we announced the relocation of our principal executive office from Wilmington, Delaware to Parma, Ohio, the relocation of various business transaction processing and accounting functions from our offices in Clarksville, Tennessee to Parma, and the relocation of certain management, accounting and treasury functions from our offices in Etoy, Switzerland to Parma. During the first quarter of 2006, a significant number of our corporate employees (including employees involved in our control environment) elected not to relocate and left employment with us following a period during which their functions were transitioned to other employees hired in Parma.

In 2005, we also announced the termination of our business process services agreement with CGI. Under this agreement, CGI managed certain of our accounting and finance functions and played a role in performing certain internal control functions. We no longer rely on CGI to perform these functions. The agreement’s effective termination date was February 28, 2006.

Beginning in the 2005 fourth quarter and continuing in 2006, we have engaged in activities designed to ensure a smooth transition in connection with, and mitigate any material disruption to our business or our internal control over financial reporting resulting from, these events. Among other things, as of June 30, 2006:

We had hired all employees (including our Chief Financial Officer) necessary for accounting and finance functions to fill vacancies resulting from the termination of the accounting and finance agreement with CGI and the relocation and consolidation of our administrative offices.

We were using outside consultants and other internal resources during the transition to facilitate the completion of key internal control and disclosure activities.

Except as described above, there has been no change in our internal controls over financial reporting that occurred during the 2006 second quarter that materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

This information required in response to this Item is set forth under “Contingencies” in Note 13 to the Notes to Consolidated Financial Statements contained in this Report, and such description is hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2006, we granted an aggregate of 118,000 shares of restricted stock to certain directors, officers and employees under the 2005 Equity Incentive Plan. The fair market value (as defined thereunder) of such shares on the date of grant was between $6.57 and $7.17 per share. These shares vest over a three-year period, with one-third of the shares vesting anniversary date of grant 2007, 2008 and 2009. Each grant was exempt from registration under the Securities Act of 1933 pursuant to the exemption for transactions not involving a public offering afforded by Section 4(2) of such Act.

Item 4. Submission of Matters to a Vote of Security Holders

On May 24, 2006, GTI held its annual meeting of stockholders in Parma, Ohio.

At the meeting, the stockholders elected directors, and the shares present at the meeting were voted for or withheld from each nominee, as follows:

Name of Director	Number of Shares Cast For	Percentage of Votes Cast For	Number of Shares Withheld

R. Eugene Cartledge	92,218,168	93.70	1,870,511
Mary B. Cranston	91,737,508	93.21	2,351,171
John R. Hall	89,515,466	90.95	4,573,213
Harold E. Layman	92,320,006	93.80	1,768,673
Ferrell P. McClean	89,247,350	90.68	4,841,329
Michael C. Nahl	88,344,503	89.76	5,744,176
Frank A. Riddick III	89,338,375	90.77	4,750,304
Craig S. Shular	92,377,208	93.86	1,711,471

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit
10.1	Offer Letter, dated April 13, 2006 between GrafTech International Ltd. and Gary R. Whitaker, Vice President, General Counsel and Secretary.
10.2	Offer Letter, dated April 6, 2006, between GrafTech International Ltd. and Mark Widmar, Chief Financial Officer and Vice President.
31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer & President.
31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark Widmar, Vice President and Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer & President.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark Widmar, Vice President and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: August 3, 2006	By: /s/ Mark Widmar ——————————————
Mark Widmar

Vice President and Chief Financial
Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Offer Letter, dated April 13, 2006, between GrafTech International Ltd. and Gary R. Whitaker, Vice President, General Counsel and Secretary.
10.2	Offer Letter, dated April 6, 2006, between GrafTech International Ltd. and Mark Widmar, Chief Financial Officer and Vice President.
31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer & President.
31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark Widmar, Vice President and Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer & President.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark Widmar, Vice President and Chief Financial Officer.

