Form 10-Q
period 2006-09-30
GRAFTECH INTERNATIONAL LTD
filed 2006-11-07
CIK 931148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to ___________________

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

Yes [   ]     No [ X ]

As of October 31, 2006, 101,320,888 shares of common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Consolidated Balance Sheets at December 31, 2005 and September 30, 2006 (unaudited)	Page 3
Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2005 and 2006 (unaudited)	Page 4
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2006 (unaudited)	Page 5
Notes to Consolidated Financial Statements (unaudited)	Page 6
Introduction to Part I, Item 2, and Part II, Item 1	Page 33
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 38
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 53
Item 4. Controls and Procedures	Page 54
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	Page 56
Item 6. Exhibits	Page 56
SIGNATURE	Page 57
EXHIBIT INDEX	Page 58

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

ASSETS	At December 31, 2005	At September 30, 2006
Current assets:
Cash and cash equivalents	$5,968	$18,710
Accounts and notes receivable, net of allowance for doubtful accounts of $3,132 at
December 31, 2005 and $4,360 at September 30, 2006	184,580	144,357
Inventories	255,038	275,664
Prepaid expenses and other current assets	14,101	16,065

Total current assets	459,687	454,796

Property, plant and equipment	1,086,393	1,039,181
Less: accumulated depreciation	724,196	685,608

Net property, plant and equipment	362,197	353,573
Deferred income taxes	12,103	14,603
Goodwill	20,319	19,287
Other assets	32,514	31,451
Assets held for sale	-	1,807

Total assets	$886,820	$875,517

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$73,363	$64,219
Interest payable	18,829	6,926
Short-term debt	405	603
Accrued income and other taxes	24,826	33,437
Other accrued liabilities	96,990	96,660

Total current liabilities	214,413	201,845

Long-term debt:
Principal value	694,893	687,537
Fair value adjustments for hedge instruments	7,404	6,674
Unamortized bond premium	1,446	1,312

Total long-term debt	703,743	695,523

Other long-term obligations	107,704	89,259
Deferred income taxes	43,669	46,289
Minority stockholders' equity in consolidated entities	26,868	28,271
(see Contingencies - Note 13)
Stockholders' deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	-	-
Common stock, par value $.01, 150,000,000 shares authorized, 100,821,434 shares
issued at December 31, 2005, 101,297,745 shares issued at September 30, 2006	1,023	1,023
Additional paid-in capital	944,581	948,498
Accumulated other comprehensive loss	(311,429)	(305,693)
Accumulated deficit	(751,487)	(737,445)
Less: cost of common stock held in treasury, 2,455,466 shares at December 31, 2005, 2,501,201 shares at September 30, 2006	(85,621)	(85,410)
Less: common stock held in employee benefit and compensation trusts, 518,301 shares at December 31, 2005, 472,566 shares at September 30, 2006	(6,644)	(6,643)

Total stockholders' deficit	(209,577)	(185,670)

Total liabilities and stockholders' deficit	$886,820	$875,517

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Net sales	$208,195	$246,590	$639,437	$709,945
Cost of sales	149,993	175,748	475,319	516,936

Gross profit	58,202	70,842	164,118	193,009
Research and development	2,306	3,272	7,079	9,749
Selling and administrative	23,329	29,661	74,039	84,064
Other expense, net	1,706	4,056	13,911	4,458
Restructuring charges	-	1,871	451	7,694
Impairment loss on long-lived assets	-	-	-	8,788
Antitrust investigations and related lawsuits and claims	-	-	-	2,513
Interest expense	13,624	14,285	38,417	43,045
Interest income	$(110)	$(131)	$(496)	$(409)

	40,855	53,014	133,401	159,902
Income before provision for income taxes and minority stockholders' share of subsidiaries' income	17,347	17,828	30,717	33,107
Provision for income taxes	1,798	8,255	8,420	19,289
Minority stockholders' share of subsidiaries' income	(58)	(216)	(503)	(236)

Net income	$15,607	$9,789	$22,800	$14,054

Basic earnings per common share:
Net income per share	$0.16	$0.10	$0.23	$0.14

Weighted average common shares outstanding (in thousands)	97,734	98,132	97,649	97,953

Diluted earnings per common share:
Net income per share	$0.15	$0.09	$0.23	$0.14

Weighted average common shares outstanding (in thousands)	111,524	112,294	111,435	98,423

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2006
Cash flow from operating activities:
Net income	$22,800	$14,054
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,609	29,950
Deferred income taxes	5,191	3,683
Restructuring charges	451	7,694
Impairment loss on long-lived assets	-	8,788
Other charges, net	12,866	9,097
Increase in working capital*	(70,198)	(8,095)
Post retirement obligation changes	(10,869)	(10,693)
Long-term assets and liabilities	(7,878)	(9,884)

Net cash (used in) provided by operating activities	(20,028)	44,594

Cash flow from investing activities:
Capital expenditures	(36,198)	(34,234)
Sale (purchase) of derivative instruments	1,796	(266)
Payments for patent costs	(566)	(695)
Proceeds from sale of assets	824	12,726
Termination of interest rate swaps	(8,691)	-

Net cash used in investing activities	(42,835)	(22,469)

Cash flow from financing activities:
Short-term debt borrowings, net	1,065	-
Revolving Facility borrowings	122,490	449,269
Revolving Facility reductions	(72,152)	(458,989)
Financing costs	(4,767)	-

Net cash provided by (used in) financing activities	46,636	(9,720)

Net (decrease) increase in cash and cash equivalents	(16,227)	12,405
Effect of exchange rate changes on cash and cash equivalents	(1,445)	337
Cash and cash equivalents at beginning of period	23,484	5,968

Cash and cash equivalents at end of period	$5,812	$18,710

*Net change in working capital due to the following components:

(Increase) decrease in current assets:
Accounts and notes receivable	$21,760	$36,792
Effect of factoring on accounts receivable	4,587	8,883
Inventories	(41,879)	(13,483)
Prepaid expenses and other current assets	(1,021)	(1,818)
Payments for antitrust investigations and related lawsuits and claims	(12,400)	(17,671)
Restructuring payments	(4,746)	(9,472)
Increase (decrease) in accounts payable and accruals	(24,382)	577
Decrease in interest payable	(12,117)	(11,903)

Increase in working capital	$(70,198)	$(8,095)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Presentation

These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”). The year-end Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required annually by accounting principles generally accepted in the United States of America.

We have revised our Consolidated Statements of Cash Flows to attribute payments made in connection with sales of interest rate swap derivatives as cash flows from investing activities. Previously, we reported these cash flows as part of cash flows from financing activities.

Certain amounts in the Consolidated Financial Statements for the three months and nine months ended September 30, 2005 and for the year ended December 31, 2005 have been reclassified to conform with current period presentation.

(2)	New Accounting Standards

On November 24, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS") No. 151, “Inventory Costs - an amendment of APB No. 43,” Chapter 4, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on our consolidated results of operations or financial position.

On November 10, 2005, the FASB Staff issued FASB Staff Position (“FSP”) No.  SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. SFAS No. 123(R), paragraph 81, indicates that, for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (an “APIC pool”), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS No. 123 for recognition purposes. This FSP provides an elective alternative transition method. An entity may follow either the transition guidance for the APIC pool in paragraph 81 of SFAS No. 123(R) or the alternative transition method described in this

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FSP. We may take up to one year from the initial adoption of SFAS No. 123(R) to evaluate our available transition alternatives and make our one-time election.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 requires disclosure of information that enables users of the financial statements to assess the inputs used to develop fair value measurements and, for recurring fair value measurements using significant unobservable inputs, the effects of the measurements on earnings for the period. This statement is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

impact of the adoption of SFAS No. 157 on our consolidated results of operations and financial position.

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Post Retirement Plans.” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in a funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement is effective as of the end of the fiscal year ending after December 15, 2006. We are currently in the process of assessing the impact of the adoption of SFAS No. 158 on our consolidated results of operations and financial position.

If we were to record the effects of SFAS 158 using the results as of December 31, 2005, we would record a net liability of $5.3 million and a corresponding charge recorded to equity. However, based on economic developments over the year such as changes in the discount rate and rate of return on plan assets, these amounts may be different at the Company’s December 31, 2006 measurement date.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the impact of the adoption of FIN 48 on our consolidated results of operations and financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We are currently assessing the impact that SAB 108 will have on our financial position or results from operations.

(3)	Stock-Based Compensation

We have historically maintained several stock incentive plans. The plans permitted options, restricted stock and other awards to be granted to employees and, in certain cases, also to non-employee directors. At December 31, 2005, the aggregate number of shares authorized under the plans since their initial adoption was 19,300,000.

Effective January 1, 2006, we adopted SFAS No. 123(R), which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective transition method. Accordingly, stock-based compensation expense is measured at the grant

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

date, based on the fair market value of the award and recognized over the requisite service period. Also, in accordance with the modified prospective transition method, our condensed Consolidated Financial Statements for the periods prior to the first quarter of 2006 have not been restated to reflect this adoption.

Stock-Based Compensation under SFAS 123(R)

For the three and nine months ended September 30, 2006, we recognized $0.9 and $2.6 million, respectively, in stock-based compensation expense. A majority of the expense, $0.7 and $2.4 million, respectively, was recorded as selling and administrative in the Consolidated Statement of Operations, with the remaining expense included as cost of sales and research and development.

As of September 30, 2006, the total compensation expense related to non-vested restricted stock and stock options not yet recognized was $3.2 million which will be recognized over the weighted average life of 1.5 years.

Accounting for Stock-Based Compensation

Restricted Stock. The fair value of restricted stock is based on the trading price of our common stock on the date of grant, less required adjustments to reflect dividends paid and expected forfeitures or cancellations of awards throughout the vesting period, which ranges between one and three years. The weighted average grant date fair value of restricted stock was approximately $5.94 and $5.77 per share for the three months ended September 30, 2005 and 2006, respectively, and $5.28 and $6.79 per share for the nine months ended September 30, 2005 and 2006, respectively.

Restricted stock activity under the plans for the nine months ended September 30, 2006 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2006	1,315,229	$5.29
Granted	195,000	6.79
Vested	(257,996)	6.29
Forfeited	(195,345)	5.67

Outstanding at September 30, 2006	1,056,888	$6.41

For the nine months ended September 30, 2006, we granted 195,000 shares of restricted stock to certain directors, officers and employees at prices ranging from $4.71 to $7.82. Of these shares, 35,000 shares vest one year from the date of grant and 160,000 shares vest over a three-year period, with one-third of the shares vesting on the anniversary date of the grant in each of the next three years.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options. Our stock option compensation expense calculated under the fair value method is recognized over the weighted average remaining vesting period of 1.1 years. The weighted-average fair value of options granted was $4.33 and $7.34 for the nine months ended September 30, 2005. The fair values of options granted are estimated on the date of grant using the Black-Scholes option-pricing model. We did not issue stock option awards in the first nine months of 2006. The weighted average assumptions used in our Black-Scholes option-pricing model for awards issued during the nine months ended September 30, 2005 are as follows:

For the Nine Months Ended September 30, 2005
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

Stock options outstanding under our plans at September 30, 2006 are as follows:

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options granted, exercised, canceled and expired under our plans are summarized as follows:

	Shares	Weighted-Average Exercise Prices	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Shares in thousands)
Time vesting options:
Outstanding at January 1, 2006	10,583	$13.28
Granted at market price	—	—
Exercised	—	—
Forfeited/canceled	(592)	34.82
Expired	(774)	10.45

Outstanding at September 30, 2006	9,217	12.12	2.5 years	$137

Options exercisable at September 30, 2006	9,085	12.19	2.8 years	128
Weighted-average fair value of options granted during nine months ended September 30, 2006 at market	—	—

Performance vesting options:
Outstanding at January 1, 2006	242	$7.60
Granted	—	—
Exercised	—	—
Forfeited/canceled	—	—

Outstanding at September 30, 2006	242	7.60	1 year	—

Exercisable at September 30, 2006	242	7.60	1 year	—

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
	(Dollars in thousands, except per share data)

Net income as reported	$15,607	$22,800
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	526	751
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(972)	(2,193)

Pro forma net income	$15,161	$21,358

Earnings per share:
Basic — as reported	$0.16	$0.23
Basic — pro forma	0.16	0.22
Diluted — as reported	0.14	0.20
Diluted — pro forma	0.14	0.19

(4)	Earnings Per Share

Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, Earnings Per Share, and EITF No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share, using the following data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Net income, as reported	$15,607	$9,789	$22,800	$14,054
Add: Interest on Debentures, net of tax benefit	694	600	2,078	-
Add: Amortization of Debentures issuance costs, net
of tax benefit	266	175	802	-

Net income, as adjusted	$16,567	$10,564	$25,680	$14,054

Weighted average common shares outstanding for basic calculation	97,733,816	98,132,267	97,648,692	97,952,636
Add: Effect of stock options and restricted stock	219,524	590,868	215,427	470,218
Add: Effect of Debentures	13,570,560	13,570,560	13,570,560	-

Weighted average common shares
outstanding for diluted calculation	111,523,900	112,293,695	111,434,679	98,422,854

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 3,616,367 and 9,259,629 shares in the third quarter of 2005 and 2006, respectively, and 9,538,959 and 9,264,346 shares in the nine months ended September 30, 2005 and 2006, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

The calculation of weighted average common shares outstanding for the diluted calculation also excludes the 13,570,560 shares underlying the debentures for the nine months ended September 30, 2006, as the effect would have been anti-dilutive.

(5)	Segment Reporting

Our businesses are reported in the following reportable segments: synthetic graphite, which consists of graphite electrodes, advanced graphite materials, and cathodes and related services, and other, which consists of natural graphite, carbon electrodes and refractories and related services.

We evaluate the performance of our operating segments based on gross profit. Intersegment sales and transfers are not material. The accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole.

The following tables summarize financial information concerning our reportable segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Net sales to external customers:
Synthetic Graphite	$183,537	$227,678	$561,736	$645,655
Other	24,658	18,912	77,701	64,290

Net sales	$208,195	$246,590	$639,437	$709,945

Gross profit:
Synthetic Graphite	$51,839	$67,309	$146,802	$188,033
Other	6,363	3,533	17,316	4,976

Gross profit	$58,202	$70,842	$164,118	$193,009

Reconciliation of gross profit to income before provision for income taxes and minority stockholders' share of income:
Gross profit	$58,202	$70,842	$164,118	$193,009
Research and development	2,306	3,272	7,079	9,749
Selling and administrative	23,329	29,661	74,039	84,064
Other expense, net	1,706	4,056	13,911	4,458
Restructuring charges	-	1,871	451	7,694
Impairment loss on long-lived assets	-	-	-	8,788
Antitrust investigations and related lawsuits and claims	-	-	-	2,513
Interest expense	13,624	14,285	38,417	43,045
Interest income	(110)	(131)	(496)	(409)

Income before provision for income taxes and minority stockholders' share of loss	$17,347	$17,828	$30,717	$33,107

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6)	Restructuring Charges and Impairment Losses

At September 30, 2006, the outstanding balance of our restructuring reserve was $10.6 million. The components of the balance at September 30, 2006 consisted primarily of:

Synthetic Graphite Segment:

•	$5.3 million related to the rationalization of our synthetic graphite facilities, including those in Brazil and France, and the closure of our facility in Russia.
•	$3.3 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.
•	$0.7 million related to the closure of our graphite electrode machining and warehousing operations in Clarksville, Tennessee.

Other Segment and Corporate:

•	$0.5 million related primarily to remaining lease payments on our former corporate headquarters.
•	$0.8 million related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

For the three and nine months ended September 30, 2006, we recorded net restructuring charges of $1.9 and $7.7 million, respectively. A majority of the net charges for the three and nine months ended September 30, 2006 were comprised of the following:

•	$0.8 and $2.9 million, respectively, for severance and related costs related to rationalization at our synthetic graphite facility in France and Russia.
•	$0.2 and $1.6 million, respectively, for severance and other closure costs associated with our former corporate headquarters.
•	$0.4 and $2.1 million, respectively, for severance and costs related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.
•	$0.3 and $0.9 million, respectively, for severance and costs related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes activity relating to the restructuring liability at September 30, 2006.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2006	$10,733	$794	$11,527
Restructuring charges	5,658	1,593	7,251
Change in estimates	443	-	443
Payments and settlements	(7,980)	(1,492)	(9,472)
Currency adjustments	826	6	832

Balance at September 30, 2006	$9,680	$901	$10,581

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

Also, in the first quarter of 2006, we announced our intention to sell certain long-lived assets from our Etoy, Switzerland and Caserta, Italy facilities. As a result, we have classified these assets as held for sale in the Consolidated Balance Sheet in accordance with SFAS No. 144. We recorded a $1.4 million impairment loss to adjust the carrying value of the assets in Switzerland to the estimated fair value less estimated selling costs. In the third quarter of 2006, we sold the long-lived assets at our Etoy, Switzerland facility for $7.1 million.

In the second quarter of 2006, we abandoned certain long-lived fixed assets associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee due to changes in our initial plan of restructuring the facility. As a result, we recorded a $0.6 million impairment loss in accordance with SFAS No. 144. Also in the second quarter, management established a plan to sell certain long-lived assets in Vyazma, Russia. We have classified these assets as held for sale in the Consolidated Balance Sheet in accordance with SFAS No. 144.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7)	Other (Income) Expense, Net

The following table presents an analysis of other (income) expense, net:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands)

Currency (gains) losses	$(181)	$3,449	$12,274	$(778)
Brazil sales tax provision	-	-	-	(1,465)
Fair value adjustment on interest rate caps	(54)	-	521	-
Fair value adjustment on Debenture redemption make-whole option	913	-	(2,846)	-
Legal, environmental and other related costs	1,602	1,850	2,543	4,652
Loss (gain) on sale of fixed assets	(37)	(2,848)	(680)	(2,630)
Gain on sale of foreign exchange contracts	-	-	(1,268)	-
Bank and other financing fees	601	646	1,730	1,681
Write-off of capitalized bank fees	-	-	1,514	-
Relocation costs	343	567	750	1,976
Loss on sale of accounts receivable	30	140	30	545
Other	(1,511)	252	(657)	477

Total other expense, net	$1,706	$4,056	$13,911	$4,458

We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2005 and September 30, 2006, the aggregate principal amount of these loans was $414.6 million and $429.5 million, respectively. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other income (expense), net, on the Consolidated Statements of Operations. In the nine months ended September 30, 2005, we had a net total of $12.3 million of currency losses, including $12.0 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the nine months ended September 30, 2006, we had a net total of $0.8 million of currency gains, including $1.0 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)	Benefit Plans

The components of our consolidated net pension and postretirement costs (benefits) are set forth in the following tables:

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Service cost	$272	$298	$993	$885
Interest cost	2,508	2,852	7,607	8,585
Expected return on plan assets	(2,642)	(2,966)	(8,243)	(8,913)
Amortization of transition obligation	(2)	(19)	(4)	(66)
Amortization of prior service cost	62	20	197	67
Amortization of unrecognized loss	323	698	924	2,113
Settlement loss	443	-	443	-
Cost for special termination benefits	-	-	279	-
Employee contributions	-	-	(94)	-

Net Cost	$964	$883	$2,102	$2,671

	Postretirement Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Service cost	$62	$93	$209	$296
Interest cost	507	488	1,582	1,492
Amortization of prior service benefit	(5,453)	(5,278)	(16,392)	(15,835)
Amortization of unrecognized loss	1,290	1,333	3,901	3,997
Cost for special termination benefits	(57)	-	(180)	-

Net Cost	$(3,651)	$(3,364)	$(10,880)	$(10,050)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9)	Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31, 2005	At September 30, 2006
	(Dollars in thousands)

Revolving facility	$39,000	$30,000
Senior Notes:
Senior Notes due 2012	434,631	434,631
Fair value adjustments for terminated hedge instruments*	7,404	6,674
Unamortized bond premium	1,446	1,312

Total Senior Notes	443,481	442,617
Debentures**	220,291	222,067
Other debt	971	839

Total	$703,743	$695,523

_______________

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.
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

(10)	Inventories
Inventories are comprised of the following:

	At December 31, 2005	At September 30, 2006
	(Dollars in thousands)
Raw material and supplies	$74,650	$75,110
Work in process	150,816	151,102
Finished goods	29,572	49,452

Total Inventories	$255,038	$275,664

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11)	Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Interest incurred on debt	$13,035	$13,480	$37,860	$40,237
Interest rate swap benefit	(310)	-	(2,042)	-
Amortization of fair value adjustments for terminated hedge instruments	(413)	(248)	(1,448)	(730)
Amortization of premium on Senior Notes	(41)	(45)	(120)	(132)
Amortization of discount on Debentures	222	165	663	489
Interest on DOJ antitrust fine	120	66	404	196
Amortization of debt issuance costs	881	930	2,673	2,764
Interest incurred on other items	130	(63)	427	221

Interest expense	$13,624	$14,285	$38,417	$43,045

(12)	Comprehensive Income

Comprehensive income, net of tax, consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Net income	$15,607	$9,789	$22,800	$14,054
Other comprehensive income:
Foreign currency translation
adjustments, net of tax	7,289	(2,197)	(12,189)	5,705

Total comprehensive income	$22,896	$7,592	$10,611	$19,759

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13)	Contingencies

Antitrust Investigations

In 1997, the DOJ and the EU Competition Authority commenced investigations into alleged violations of the antitrust laws in connection with the sale of graphite electrodes. The antitrust authorities in Canada, Japan and Korea subsequently began similar investigations. The EU Competition Authority also commenced an investigation into alleged antitrust violations in connection with the sale of specialty graphite. These antitrust investigations have been resolved. Several of the investigations resulted in the imposition of fines against us. These fines, or payments in accordance with a payment schedule in the case of the DOJ antitrust fine, have been timely paid. At December 31, 2005 and September 30, 2006, $26.0 million and $10.8 million remained in the reserve for liabilities and expenses in connection with these antitrust investigations and related lawsuits and claims, respectively. The reserve is unfunded and represents the remaining DOJ antitrust fine obligation with quarterly payments scheduled through January 2007.

Between 1999 and March 2002, we and other producers of graphite electrodes were served with four complaints commencing separate civil antitrust lawsuits in the United States District Court for the Eastern District of Pennsylvania. These lawsuits are called the “foreign customer lawsuits.” By agreement dated as of June 21, 2006, all defendants agreed to settle the lawsuit titled Arbed, S.A., et al. v. Mitsubishi Corporation, et al. In addition, definitive agreements were executed settling the three remaining foreign customer lawsuits titled, Ferromin International Trade Corporation, et al. v. UCAR International Inc., et al., BHP New Zealand Ltd. et al. v. UCAR International Inc., et al. and Saudi Iron and Steel Company v. UCAR International Inc., et al. In the second quarter of 2006, we recorded a $2.5 million charge for these settlements. In the 2006 third quarter, we made all payments related to the settlements.

Through September 30, 2006, we will have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. All payments due have been timely paid.

It is possible that additional antitrust investigations, lawsuits or claims could be commenced or asserted against us in the U.S. and in other jurisdictions. We are currently not reserved for any new potential matters.

Environmental Matters

In the second quarter of 2006, we increased our reserve for environmentally related activities to be performed in connection with the closure and proposed sale of our Caserta, Italy facility by $1.6 million. The increase in the reserve relates primarily to activities for closing the on-site solid waste landfill earlier than originally anticipated.

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. The following table presents the activity in this accrual for the nine months ended September 30, 2006 (dollars in thousands):

Balance at December 31, 2005	$610
Product warranty charges	1,460
Payments and settlements	(1,168)
Balance at September 30, 2006	$902

(14)	Financial Information About the Issuers and Guarantors of Our Debt Securities and Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees

On February 15, 2002, GrafTech Finance (“Finco”), a direct subsidiary of GTI (the “Parent”), issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. All of the Senior Notes have been issued under a single Indenture and constitute a single class of debt securities. The Senior Notes mature on February 15, 2012. The Senior Notes have been guaranteed on a senior basis by the Parent and the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Global, UCAR Carbon, UCAR International Trading Inc., and UCAR Carbon Technology LLC. The Parent, Finco and these subsidiaries together hold a substantial majority of our U.S. assets.

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

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At September 30, 2006, retained earnings of our subsidiaries subject to such restrictions were approximately $806.9 million. Investments in subsidiaries are recorded on the equity basis.

The following table sets forth condensed consolidating balance sheets at December 31, 2005 and September 30, 2006, condensed consolidating statements of operations for the three and nine months ended September 30, 2005, and three and nine months ended September 30, 2006, as well as condensed consolidating statements of cash flows for the nine months ended September 30, 2005 and 2006 of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at December 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$143	$-	$36	$5,877	$(88)	$5,968
Intercompany loans	51,315	166,292	-	108,716	(326,323)	-
Intercompany accounts receivable	-	2,676	27,689	31,079	(61,444)	-
Accounts receivable - third party	-	-	36,569	148,011	-	184,580

Accounts and notes receivable, net	51,315	168,968	64,258	287,806	(387,767)	184,580
Inventories	-	-	59,975	195,108	(45)	255,038
Prepaid expenses and other
current assets	7	16,431	1,793	12,287	(16,417)	14,101

Total current assets	51,465	185,399	126,062	501,078	(404,317)	459,687
Property, plant and equipment, net	-	-	46,586	320,096	(4,485)	362,197
Deferred income taxes	-	-	8,980	4,067	(944)	12,103
Intercompany loans	-	506,887	-	-	(506,887)	-
Goodwill	-	-	-	20,319	-	20,319
Other assets	5,359	16,860	3,426	6,869	-	32,514

Total assets	$56,824	$709,146	$185,054	$852,429	$(916,633)	$886,820

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$161	$88	$12,392	$60,810	$(88)	$73,363
Interest payable	1,675	17,154	-	-	-	18,829
Intercompany loans	-	109,284	217,009	61,655	(387,948)	-
Third party loans	-	-	-	405	-	405

Short-term debt	-	109,284	217,009	62,060	(387,948)	405
Accrued income and other
taxes	1,939	-	20,963	18,341	(16,417)	24,826
Other accrued liabilities	-	-	34,644	62,346	-	96,990

Total current
liabilities	3,775	126,526	285,008	203,557	(404,453)	214,413

Long-term debt	220,290	482,481	-	972	-	703,743
Intercompany loans	-	-	-	506,903	(506,903)	-
Other long-term obligations	1,284	37	59,051	47,332	-	107,704
Payable to equity of investees	41,045	-	(526,601)	-	485,556	-
Deferred income taxes	7	-	-	44,606	(944)	43,669
Commitments and Contingencies	-	-	-	-	-	-
Minority stockholders’ equity
in consolidated entities	-	-	-	26,868	-	26,868
Stockholders’ equity (deficit)	(209,577)	100,102	367,596	22,191	(489,889)	(209,577)

Total liabilities and
stockholders’ deficit	$56,824	$709,146	$185,054	$852,429	$(916,633)	$886,820

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at September 30, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$155	$9,416	$—	$9,268	$(129)	$18,710
Intercompany loans	51,734	212,868	—	207,164	(471,766)	—
Intercompany accounts receivable	—	16,121	37,664	35,026	(88,811)	—
Accounts receivable - third party	—	—	22,311	122,046	—	144,357

Accounts and notes receivable, net	51,734	228,989	59,975	364,236	(560,577)	144,357

Inventories	—	—	62,730	212,933	1	275,664
Prepaid expenses and other current assets	—	16,469	10	16,004	(16,418)	16,065

Total current assets	51,889	254,874	122,715	602,441	(577,123)	454,796

Property, plant and equipment	—	—	42,756	315,486	(4,669)	353,573
Deferred income taxes	—	—	7,621	14,256	(7,274)	14,603
Intercompany loans	—	521,729	(1)	—	(521,728)	—
Goodwill	—	—	—	19,287	—	19,287
Other assets	4,556	14,898	2,493	9,504	—	31,451
Assets held for sale	—	—	—	1,807	—	1,807

Total assets	$56,445	$791,501	$175,584	$962,781	$(1,110,794)	$875,517

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$6,521	$57,698	$—	$64,219
Interest payable	762	6,164	—	—	—	6,926
Intercompany loans	—	212,726	265,207	82,990	(560,923)	—
Third party loans	—	—	—	603	—	603

Short-term debt	—	212,726	265,207	83,593	(560,923)	603
Accrued income and other taxes	1,939	—	25,084	22,833	(16,419)	33,437
Other accrued liabilities	—	700	38,269	57,691	—	96,660

Total current liabilities	2,701	219,590	335,081	221,815	(577,342)	201,845

Long-term debt	222,067	465,943	—	839	—	688,849
Intercompany loans	—	—	—	521,728	(521,728)	—
Fair value adjustments for hedge instruments	—	6,674	—	—	—	6,674
Other long-term obligations	—	—	45,864	43,395	—	89,259
Payable to equity of investees	16,306	—	(570,251)	—	553,945	—
Deferred income taxes	—	—	(4,133)	57,696	(7,274)	46,289
Commitments and contingencies	—	—	—	—	—	—
Minority stockholders’ equity in consolidated entities	—	—	—	28,271	—	28,271
Stockholders’ equity (deficit)	(184,629)	99,294	369,023	89,037	(558,395)	(185,670)

Total liabilities and stockholders’ deficit	$56,445	$791,501	$175,584	$962,781	$(1,110,794)	$875,517

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended September 30, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$65,000	$175,000	$(31,000)	$209,000
Cost of sales	—	—	51,000	132,000	(32,000)	151,000

Gross profit	—	—	14,000	43,000	1,000	58,000
Research and development	—	—	1,000	2,000	—	3,000
Selling and administrative	1,000	—	7,000	21,000	(6,000)	23,000
Other (income) expense, net	1,000	(6,000)	1,000	(3,000)	8,000	1,000
Interest expense	1,000	13,000	1,000	6,000	(8,000)	13,000

Income (loss) before provision for	(3,000)	(7,000)	4,000	17,000	7,000	18,000
(benefit from) income taxes and minority
stockholders’ share of income
Provision for (benefit from) income taxes	(3,000)	(4,000)	4,000	5,000	—	2,000
Minority stockholders’ share of income	—	—	—	—	—	—
Deficit (equity) in earnings of subsidiaries .	(9,000)	—	(11,000)	—	20,000	—

Net income	$9,000	$(3,000)	$11,000	$12,000	$(13,000)	$16,000

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended September 30, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$—	$—	$74,037	$227,109	$(54,556)	$246,590
Cost of sales	—	37	59,527	166,840	(50,656)	175,748

Gross profit	—	(37)	14,510	60,269	(3,900)	70,842
Research and development	—	—	1,736	1,536	—	3,272
Selling and administrative	—	—	18,337	20,336	(9,012)	29,661
Other (income) expense, net	—	(12,674)	(643)	(6,117)	23,490	4,056
Restructuring charge	—	—	838	1,033	—	1,871
Impairment loss on long-lived and other assets	—	—	610	(610)	—	—
Antitrust investigations and related lawsuits and claims	—	—	—	—	—	—
Interest expense	1,040	14,259	3,050	19,419	(23,483)	14,285
Interest income	—	—	—	(132)	1	(131)

Income (loss) before provision for income	(1,040)	(1,622)	(9,418)	24,804	5,104	17,828
taxes and minority stockholders’ share
of loss
Provision for (benefit from) income taxes	—	220	(2,817)	10,826	26	8,255
Minority stockholders’ share of loss	—	—	—	(216)	—	(216)
Equity in earnings of subsidiaries	(6,792)	—	(14,194)	—	20,986	—

Net income	$5,752	$(1,842)	$7,593	$14,194	$(15,908)	$9,789

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Nine Months Ended September 30, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$190,000	$575,000	$(125,000)	$640,000
Cost of sales	—	—	144,000	449,000	(117,000)	476,000

Gross profit	—	—	46,000	126,000	(8,000)	164,000
Research and development	—	—	2,000	5,000	—	7,000
Selling and administrative	1,000	—	29,000	65,000	(21,000)	74,000
Other (income) expense, net	(3,000)	(1,000)	1,000	(7,000)	23,000	13,000
Interest expense	4,000	35,000	4,000	18,000	(23,000)	38,000

Income (loss) before provision for
(benefit from) income taxes and minority
stockholders’ share of loss	(2,000)	(34,000)	10,000	45,000	13,000	32,000
Provision for (benefit from) income taxes	4,000	(13,000)	8,000	10,000	—	9,000
Minority stockholders’ share of income	—	—	—	—	—	—
Deficit (equity) in earnings of subsidiaries.	(15,000)	—	(35,000)	—	50,000	—

Net income	$9,000	$(21,000)	$37,000	$35,000	$(37,000)	$23,000

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Nine Months Ended September 30, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$203,735	$653,647	$(147,437)	$709,945
Cost of sales	—	37	166,980	482,924	(133,005)	516,936

Gross profit	—	(37)	36,755	170,723	(14,432)	193,009
Research and development	—	—	4,838	4,911	—	9,749
Selling and administrative	—	54	42,768	65,877	(24,635)	84,064
Other (income) expense, net	17	(35,633)	5,448	(7,563)	42,189	4,458
Restructuring charge	19	—	3,993	3,682	—	7,694
Impairment loss on long-lived and other assets	—	—	7,378	1,410	—	8,788
Antitrust investigations and related lawsuits and claims	—	—	2,513	—	—	2,513
Interest expense	3,501	41,811	7,424	32,498	(42,189)	43,045
Interest (income)	—	(3)	—	(407)	1	(409)

Income (loss) before provision for	(3,537)	(6,266)	(37,607)	70,315	10,202	33,107
(benefit from) income taxes and minority
stockholders’ share of loss
Provision for (benefit from) income taxes	(9)	614	(815)	19,608	(109)	19,289
Minority stockholders’ share of loss	—	—	—	(236)	—	(236)
Equity in earnings of subsidiaries	(8,312)	—	(50,943)	—	59,255	—

Net income	$4,784	$(6,880)	$14,151	$50,943	$(48,944)	$14,054

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Nine Months Ended September 30, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net Income (loss)	$9,000	$(21,000)	$37,000	$35,000	$(37,000)	$23,000
Adjustment to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	—	—	3,000	24,000	1,000	28,000
Deferred income taxes	3,000	(3,000)	3,000	2,000	—	5,000
Adjustment from cost to equity	(15,000)	—	(35,000)	—	50,000	—
Other (credits) charges, net	(11,000)	(12,000)	(16,000)	75,000	(23,000)	13,000
(Increase) decrease in working capital	12,000	(37,000)	(11,000)	(32,000)	(2,000)	(70,000)
Post retirement plan changes	—	—	(11,000)	—	—	(11,000)
Long term assets and liabilities	—	—	(4,000)	(4,000)	—	(8,000)

Net cash (used in) provided by	(2,000)	(73,000)	(34,000)	100,000	(11,000)	(20,000)
operating activities
Cash flow from investing activities:
Inter-company loans receivable/payable	3,000	—	24,000	45,000	(72,000)	—
Inter-company debt, net	(1,000)	23,000	15,000	(120,000)	83,000	—
Capital expenditures	—	—	(7,000)	(29,000)	—	(36,000)
Sale of derivative investments	—	2,000	—	—	—	2,000
Payments for patent costs	—	—	—	(1,000)	—	(1,000)
Proceeds from sale of assets	—	—	1,000	—	—	1,000
Termination of interest rate swaps	—	(8,000)	—	—	—	(8,000)

Net cash (used in) provided by investing activities	2,000	17,000	33,000	(105,000)	11,000	(42,000)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	—	—	—	1,000	—	1,000
Revolving Facility borrowings	—	122,000	—	—	—	122,000
Revolving Facility reductions	—	(72,000)	—	—	—	(72,000)
Financing costs	—	(5,000)	—	—	—	(5,000)

Net cash provided by financing activities	—	45,000	—	1,000	—	46,000
Net increase (decrease) in cash and cash
equivalents	—	(11,000)	(1,000)	(4,000)	—	(16,000)
Effect of exchange rate changes on cash and
cash equivalents	—	—	—	(2,000)	—	(2,000)
Cash and cash equivalents at beginning of period	—	12,000	1,000	11,000	—	24,000

Cash and cash equivalents at end of period	$—	$1,000	$—	$5,000	$—	$6,000

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Nine Months Ended September 30, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$4,784	$(6,880)	$14,151	$50,943	$(48,944)	$14,054
Adjustment to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	—	—	3,204	26,746	—	29,950
Deferred income taxes	—	614	(847)	3,915	1	3,683
Restructuring charges	19	—	3,993	3,682	—	7,694
Impairment loss on long-lived assets .	—	—	7,378	1,410	—	8,788
Other charges (credits), net	(3,086)	7,849	(40,615)	3,614	41,335	9,097
(Increase) decrease in working capital	(1,074)	(11,746)	(6,689)	3,698	(7,716)	(8,095)
Post retirement obligation changes	—	—	(9,969)	(724)	—	(10,693)
Long-term assets and liabilities	—	—	(3,607)	(6,277)	—	(9,884)

Net cash (used in) provided by
operating activities	643	(10,163)	(33,001)	87,007	108	44,594

Cash flow from investing activities:
Intercompany receivable/payable	—	(8,444)	(8,425)	19,582	(2,713)	—
Intercompany debt, net	(419)	37,023	46,649	(85,817)	2,564	—
Capital expenditures	—	—	(7,164)	(27,070)	—	(34,234)
Sale of derivative instruments	—	—	—	(266)	—	(266)
Payments for patents costs	—	—	(163)	(532)	—	(695)
Proceeds from sale of assets	—	—	1,778	10,948	—	12,726
Termination of interest rate swaps	—	—	—	—	—	—

Net cash (used in) provided by
investing activities	(419)	28,579	32,675	(83,155)	(149)	(22,469)

Cash flow from financing activities:
Short-term debt borrowings (reductions)	—	—	—	—	—	—
Revolving Facility borrowings	(212)	449,942	290	(751)	—	449,269
Revolving Facility reductions	—	(458,942)	—	(47)	—	(458,989)
Financing costs	—	—	—	—	—	—

Net cash (used in) provided by financing activities	(212)	(9,000)	290	(798)	—	(9,720)

Net increase (decrease) in cash and cash equivalents	12	9,416	(36)	3,054	(41)	12,405
Effect of exchange rate changes on cash and cash equivalents	—	—	—	337	—	337
Cash and cash equivalents at beginning of period	143	—	36	5,877	(88)	5,968

Cash and cash equivalents at end of period	$155	$9,416	$—	$9,268	$(129)	$18,710

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured intercompany term notes in an aggregate principal amount, at September 30, 2006, equal $521.7 million (based on currency exchange rates in effect at September 30, 2006), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at September 30, 2006 equals $307.7 million, or about 71% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at September 30, 2006 of $214 million and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Revolving Facility, the holders of the Senior Notes and, pursuant to the subsidiary guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

(15)	Derivative Instruments

In the fourth quarter of 2005, we entered into natural gas derivative contracts to mitigate the impact of changes in natural gas prices. The contracts are not accounted for as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, therefore, are recorded at fair value on the Consolidated Balance Sheet. Changes in fair value are recorded in cost of goods sold in the Consolidated Statement of Operations. For the three and nine months ended September 30, 2006, losses for these contracts were $0.6 and $1.9 million, respectively.

In the second quarter of 2006, we entered into foreign exchange currency contracts to mitigate the impact of changes in the dollar-euro exchange rates. These contracts are not accounted for as hedges under SFAS No. 133 and, therefore, are recorded at fair value in the Consolidated Balance Sheet. Changes in fair value are recorded in the Consolidated Statement of Operations in selling and administrative expenses. For the three months ended September 30, 2006, there was a nominal charge. For the nine months ended September 30, 2006, losses for these contracts were $0.2 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(16)	Subsequent Event

We have held discussions relating to the proposed divestiture of our cathodes assets (including our 70 percent equity in Carbone Savoie) with Alcan, Inc. for approximately $130 to $140 million and assumption of certain related liabilities. On October 13, 2006, we have entered into an agreement providing for a reciprocal payment of $13.5 million (representing compensation for loss of opportunities and expenses incurred in connection with our discussions) if, under certain circumstances, discussions regarding the proposed divestiture are terminated without execution of definitive agreements. As required under French law, the proposed sale has been submitted to the works’ councils representing employees of ours and Alcan’s affected business. The closing of the proposed divestiture would be subject to customary closing conditions, including the absence of a material adverse change in the cathodes business and receipt of approvals from competition authorities in affected jurisdictions. Subject to the foregoing, it is expected that the proposed transaction would close during 2006. Net sales of cathodes were $90.0 million for the nine months ended September 30, 2006.

PART II. OTHER INFORMATION

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

Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: growth rates and future production and sales of products that incorporate or that are produced using our products; changes in production capacity in our operations and our customers’ operations; growth rates for, future prices and sales of, and demand for our products and our customers products; costs of materials and production, including anticipated increases therein; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and payments; future operational and financial performance; strategic plans and business projects; regional and global economic and industry market conditions, changes in such conditions and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities;

PART II (CONT’D)

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

Actual future events and circumstances (including future results and trends) could differ materially from those set forth in these statements due to various factors. These factors include:

•

the possibility that additions to capacity for producing steel in electric arc furnaces (“EAF”), increases in overall EAF steel production capacity and increases in steel production may not occur or may not occur at the rates that we anticipate or may not be as geographically dispersed as we anticipate;

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

PART II (CONT’D)

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

•

the possibility of delays in or failure to achieve successful development and commercialization of new or improved electronic thermal management (“ETM”), or other products or that such products could be subsequently displaced by other products or technologies;

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

•	the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others;
•	the occurrence of unanticipated events or circumstances or changing interpretations and enforcement agendas relating to legal proceedings or compliance programs;
•

the occurrence of unanticipated events or circumstances or changing interpretations and enforcement agendas relating to health, safety or environmental compliance or remediation obligations or liabilities to third parties or relating to labor relations:

•

the possibility that our provision for income taxes and effective income tax rate or cash tax rate may fluctuate significantly due to changes in applicable tax rates, changes in the sources of our income, changes in tax planning, new or changing interpretations in applicable regulations, profitability, estimates of future ability to use foreign tax credits, tax laws, and other factors;

PART II (CONT’D)

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

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•	the possibility that delays may occur in the financial statement closing process due to a change in our internal control environment or personnel;
•	the possibility of changes in performance that may affect financial covenant compliance or funds available for borrowing;
•	the possibility that there could be developments which would prevent consummation of or otherwise affect the potential divestiture of our cathode business; and
•	other risks and uncertainties, including those described elsewhere in this Report or our other SEC filings, as well as future decisions by us.

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

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Global Economic Conditions and Outlook

We are impacted in varying degrees, both positively and negatively, as global, regional or country economic conditions fluctuate.

Synthetic Graphite. Graphite electrode demand is primarily linked with the global production of steel in electric arc furnaces (EAF) and, to a lesser extent, with the total production of steel and certain other metals. During the nine months ended September 30, 2006, global steel production rates, excluding China, were approximately 5% higher than during the same period last year. China’s steel production grew about 19% during the nine months ended September 30, 2006, as compared to the same period in 2005, and as a result, global steel production increased by about 9%. Overall, EAF global steel production continues to expand, with estimates that production will increase by about 3% during 2006.

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

We expect our graphite electrode sales volume to be approximately 210,000 metric tons in 2006. We expect our graphite electrode revenue to increase about 15% in 2006 as compared to 2005.

Premium needle coke represents the largest single component of graphite electrode production costs. Although raw material, energy and freight pricing pressures remain persistently high, we have identified productivity initiatives to help mitigate rising production costs. These initiatives include the implementation of rationalization and productivity opportunities in our synthetic graphite facilities. We believe these productivity and consolidation initiatives will contain our 2006 graphite electrode production cost increases to a range of 7% to 9%.

We believe demand for graphite cathodes has increased relative to other cathodes. We also believe that the excess supply previously anticipated has diminished. Raw material and other pricing pressures are affecting cathode production costs in the same manner as graphite electrode production costs and we are implementing initiatives to help mitigate those pressures. As discussed in note 16 of the Consolidated Financial Statements, we have held discussions with a subsidiary of Alcan, Inc. to sell our cathode assets (and certain liabilities). As required under French law, the proposed sale has been submitted to the works’ councils representing employees of ours and Alcan’s affected business. The closing of the proposed divestiture would be subject to customary closing conditions, including the absence of a material adverse change in the cathodes business and receipt of approvals from competition authorities in affected jurisdictions. Subject to the foregoing, it is expected that the proposed transaction would close during 2006.

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Advanced graphite materials is positioned to take advantage of the strong performance in the energy sector. The solar panel market, currently growing at the rate of 35% of sales per year, drives demand for our products in both the manufacture of basic polysilicon and the production of the silicon wafers that are used in the generation of clean electricity. Oil exploration, driven by global energy demand and record oil prices, adds to the need for graphite products that are consumed in the production of diamond drill bits. The continued overall strength of the economy has kept the demand high for our core products which are used in the industrial and chemical sectors.

Other Segment. We expect increased blast furnace construction and refurbishment to lead to continuing strong demand for our carbon refractories in various geographic markets throughout 2006. While we expect 2006 revenue to be comparable to 2005 (which benefited from particularly strong demand), we believe that overall long-term demand for our refractories continues to increase with strong global economic growth. We continue to seek to drive productivity and cost improvements in this product line.

Net sales of our ETM products in 2006 will be lower than anticipated due to production setbacks with our largest customer and delayed start up of new applications. We expect full year 2006 net sales to be about $16 million.

Overall. Our 2006 tax rate is expected to be between 42% and 44%. Also, capital expenditures are estimated to be approximately $45 million and depreciation expense is estimated to be about $40 million in 2006.

Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes” and “Forward Looking Statements and Risks” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

Results of Operations

Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005.

Consolidated. Net sales of $246.6 million in the 2006 third quarter represented a $38.4 million, or 18.4%, increase from net sales of $208.2 million in the 2005 third quarter, primarily due to a $44.1 million increase in net sales in our synthetic graphite segment that was offset by a decrease of $5.7 million in net sales in our other segment. Cost of sales of $175.7 million in the 2006 third quarter represented a $25.7 million, or 17.1%, increase from cost of sales of $150.0 million in the 2005 third quarter, primarily due to higher sales volumes and increases in raw material and other production costs. Gross profit of $70.8 million in the 2006 third quarter represented a $12.6 million, or 21.6%, increase from gross profit of $58.2 million in the 2005 third quarter. Gross margin was 28.7% in the 2006 third quarter as compared to gross margin of 28.0% in the 2005 third quarter.

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Synthetic Graphite Segment. Net sales of $227.7 million in the 2006 third quarter represented a $44.2 million, or 24.1%, increase from net sales of $183.5 million in the 2005 third quarter. The increase was primarily due to a $39.9 million increase in graphite electrode sales. This increase was driven by higher volumes of about $21.6 million and higher selling prices of approximately $17.3 million. The remaining increase was related to favorable changes in currency and was partially offset by a decrease for changes in product mix of about $1.0 million. The increase in advanced graphite materials net sales for the quarter was $4.6 million and was the result of increases in volume of $1.7 million and higher selling prices of $2.4 million, and favorable currency variances and other increases amounting to $0.5 million. The increase in graphite electrode and advanced graphite materials was offset by a decrease in cathodes net sales of $0.3 million.

Cost of sales of $160.4 million in the 2006 third quarter represented a $28.7 million, or 21.8%, increase from cost of sales of $131.7 million in the 2005 third quarter. Cost of sales increased primarily due to increased costs for graphite electrodes of $26.3 million. This increase was the result of higher volumes sold of graphite electrodes of about $11.9 million, increased costs of raw materials of about $9.5 million, increases resulting from unfavorable foreign currency variances of about $2.8 million, and compensation and other employee related costs of about $2.1 million. Cost of sales of advanced graphite materials also increased in the quarter by $4.2 million as a result of higher volumes and energy costs of $1.5 million. The remaining increase was due to increases in fixed costs associated with production realignment of about $1.6 million and variable compensation charges and other items, including an unfavorable foreign currency impact, of about $1.1 million. The increases in graphite electrode and advanced graphite materials costs were offset by a decrease in costs for cathodes of $1.8 million. This decrease was attributable to lower volumes and decreased variable costs.

Gross profit in the 2006 third quarter was $67.3 million, 29.9% more than in the 2005 second quarter. Gross margin was 29.6% of net sales in the 2006 third quarter as compared to the 28.2% of net sales in the 2005 third quarter. The increase was the result of higher prices and increased volume for graphite electrodes and advanced synthetic graphite materials.

Other Segment. Net sales of $18.9 million in the 2006 third quarter represented a $5.8 million, or 23.5%, decrease from net sales of $24.7 million in the 2005 third quarter. This decrease was primarily due to lower volumes sold in the quarter offset by net price increases. Cost of sales of $15.4 million in the 2006 third quarter represented a $2.9 million, or 15.8%, decrease from cost of sales of $18.3 million in the 2005 third quarter. The decrease in cost of sales was primarily related to lower volumes for carbon electrodes and natural graphite products of $2.5 million, and reduced fixed costs related to the rationalization of our Columbia facility for carbon electrodes of about $1.0 million. These cost reductions for the segment were partially offset by higher variable incentive compensation charges. Gross profit in the 2006 third quarter was $3.5 million (a gross margin of 18.5% of net sales) as compared to gross profit in the 2005 third quarter of $6.4 million (a gross margin of 25.8% of net sales).

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Items Affecting Us As A Whole. Research and development expenses were $3.3 million in the 2006 third quarter and $2.3 million in the 2005 third quarter. The increase was primarily attributable to increased variable compensation charges.

Selling and administrative expenses were $29.7 million in the 2006 third quarter which represented a $6.4 million, or 27.5%, increase from $23.3 million in the 2005 third quarter. The increase was primarily due to higher variable incentive compensation charges in the third quarter of $5.8 million and an increase related to uncollectible accounts receivable of $0.6 million.

Other expense was $4.1 in the 2006 third quarter and consisted primarily of $3.5 million in currency losses, $1.9 million of legal, environmental and other related costs, $0.6 million of bank and other financing fees, and $0.9 million of relocation and other related costs. These costs were offset by gains on the sale of fixed assets of $2.8 million.

Other expense was $1.7 million in the 2005 third quarter and consisted primarily of $1.6 million of legal, environmental and other related costs, $0.6 million of bank and other financing fees, a $0.9 million favorable fair value adjustment on the Debenture redemption make-whole option, offset by other income of $1.4 million.

The following table summarizes activity relating to accrued expense in conjunction with the restructuring charges. The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2006	$10,733	$794	$11,527
Restructuring charges	5,658	1,593	7,251
Change in estimates	443	-	443
Payments and settlements	(7,980)	(1,492)	(9,472)
Currency adjustments	826	6	832

Balance at September 30, 2006	$9,680	$901	$10,581

At September 30, 2006, the outstanding balance of our restructuring reserve was $10.6 million. The components of the balance at September 30, 2006 consisted primarily of:

Synthetic Graphite Segment:

•	$5.3 million related to the rationalization of our synthetic graphite facilities, including those in Brazil and France, and the closure of our facility in Russia,
•	$3.3 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy;

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•	$0.7 million related to the closure of our graphite electrode machining and warehousing operations in Clarksville, Tennessee.

Other Segment:

•	$0.5 million related primarily to remaining lease payments on our former corporate headquarters,
•	$0.8 million related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

We expect to make $6.4 million of these payments in the fourth quarter of 2006, with the majority of the remaining payments to be made by the end of 2007. Additionally, we expect to incur additional restructuring charges of about $2.0 million through the middle of 2007 primarily for severance and related costs of existing restructuring activities.

The following table presents an analysis of interest expense:

	For the Three Months Ended September 30,
	2005	2006
	(Dollars in thousands)
Interest incurred on debt	$13,035	$13,480
Interest rate swap benefit	(310)	—
Amortization of fair value adjustments for terminated hedge instruments	(413)	(248)
Amortization of premium on Senior Notes	(41)	(45)
Amortization of discount on Debentures	222	165
Interest on Department of Justice antitrust fine	120	66
Amortization of debt issuance costs	881	930
Interest incurred on other items	130	(63)

Interest expense	$13,624	$14,285

Average total debt outstanding was $722.9 million in the third quarter of 2006 as compared to $730.9 million in the third quarter of 2005. The average interest rate was 7.3% in the third quarter of 2006 as compared to 6.9% in the third quarter of 2005. These average rates represent the average rates on total debt outstanding and include the benefits, if any, of our interest rate swaps.

The provision for income taxes was a charge of $8.3 million during the 2006 third quarter as compared to a charge of $1.8 million in the 2005 third quarter. The effective income tax rate was approximately 43% in the 2006 third quarter as compared to approximately 10% in the 2005 third quarter. During the 2005 third quarter, we completed and filed our 2004 federal income tax return that included a significant tax election. As a result of completing the return, we identified adjustments required to our 2004 estimates, resulting in a $5.2 million tax benefit in the 2005 third quarter. Excluding this amount, our effective tax rate would have been 40% in the 2005 third quarter.

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

As a result of the matters described above, net income was $9.8 million in the third quarter of 2006 as compared to net income of $15.6 million in the third quarter of 2005.

Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005.

Consolidated. Net sales of $709.9 million for the nine months ended September 30, 2006 represented a $70.5 million, or 11.0%, increase from net sales of $639.4 million in the same period in 2005, primarily due to an $84.0 million increase in net sales in our synthetic graphite segment that was offset by a decrease of $13.5 million in net sales in our other segment. Cost of sales of $516.9 million for the nine months ended September 30, 2006 represented a $41.7 million, or 8.8%, increase from cost of sales of $475.3 million in the same period in 2005, primarily due to higher sales volumes that created additional costs of $42.7 million in our synthetic graphite segment offset by a decrease in costs of $1.0 million in our other segment. Gross profit of $193.0 million in the nine months ended September 30, 2006 represented a $28.9 million, or 17.6%, increase from gross profit of $164.1 million in the same period in 2005. Gross margin was 27.2% of net sales for the nine months ended September 30, 2006 as compared to 25.7% of net sales in the same period in 2005.

Synthetic Graphite Segment. Net sales of $645.7 million for the nine months ended September 30, 2006 represented an $84.0 million, or 15.0%, increase from net sales of $561.7 million in the same period in 2005. The increase was primarily due to a $66.7 million increase in graphite electrode sales, an increase of $9.4 million in advanced graphite materials sales, and an increase of $7.9 million in cathode sales. The overall increase in graphite electrode sales was driven by higher volumes of about $27.5 million and higher selling prices of approximately $46.6 million. The increases were partially offset by net unfavorable currency variances of $3.5 million and changes in product mix of $3.9 million. The net sales increases in advanced graphite materials and cathodes of $17.3 million were due to increases in volume and higher prices. These increases were offset by net unfavorable currency variances.

Cost of sales of $457.6 million for the nine months ended September 30, 2006 represented a $42.7 million, or 10.3%, increase from cost of sales of $414.9 million in the same period in 2005. Cost of sales increased primarily as a result of increased costs in graphite electrodes of $32.7 million. This increase was attributable to increases related to higher volume of about $14.9 million, increased costs of raw materials of about $12.2 million, $4.5 million of unfavorable currency charges, and other charges of about $1.1 million. Costs for advanced graphite materials and cathodes also increased primarily due to higher volumes sold partially offset by net unfavorable currency variances.

Gross profit for the nine months ended September 30, 2006 was $188.0 million, 28.1% more than in the same period in 2005. Gross margin was 29.1% of net sales for the nine months ended September 30, 2006 as compared to the 26.1% of net sales in the same period in 2005.

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The increase is the result of higher prices and volumes for graphite electrodes that more than offset increased costs raw materials and the impact of unfavorable currency variances.

Other Segment. Net sales of $64.3 million for the nine months ended September 30, 2006 represented a $13.4 million, or 17.2%, decrease from net sales of $77.7 million in the same period in 2005. This decrease was primarily due to lower volumes sold partially offset by price increases for carbon electrodes. Cost of sales of $59.3 million for the nine months ended September 30, 2006 represented a $1.1 million, or 1.8%, decrease from cost of sales of $60.4 million in the same period in 2005. The decrease in cost of sales primarily resulted from the favorable impact of lower volumes and reduced fixed costs of about $9.3 million offset by increased variable production costs and inventory adjustments established in the second quarter associated with the accelerated closure of our carbon electrode business amounting to $8.4 million. The remaining decrease is related to lower production costs for refractories and natural graphite products. Gross profit for the nine months ended September 30, 2006 was $5.0 million (a gross margin of 7.8% of net sales) as compared to gross profit in the same period in 2005 of $17.3 million (a gross margin of 22.3% of net sales).

Items Affecting Us As A Whole. Research and development expense was $9.7 million for the nine months ended September 30, 2006 and $7.1 million for the same period in 2005. The increase was primarily attributable to increased labor and variable compensation charges.

Selling and administrative expenses were $84.1 million for the nine months ended September 30, 2006 which represented a $10.1 million, or 13.7%, increase from $74.0 million for the same period in 2005. The increase was primarily due to higher variable incentive compensation charges for the nine months ended 2006 of $7.7 million, an increase related to uncollectible accounts receivable of about $1.1 million, and a net increase in other administrative costs of about $1.3 million.

Other expense was $4.5 million for the nine months ended September 30, 2006 and consisted primarily of $4.7 million of legal, environmental and other related costs (including a $1.6 million charge for estimated environmental remediation costs associated with our Caserta location), relocation costs of $2.0 million, bank and other financing fees of $1.7 million and other costs of $1.0 million. These costs were partially offset by currency gains of $0.8 million, gains on the sale of assets of $2.6 million, and a benefit for the favorable resolution of a sales tax contingency in Brazil of $1.5 million.

Other expense was $13.9 million for the nine months ended September 30, 2005 and consisted primarily of $12.3 million of currency losses, $2.5 million of legal, environmental and other related costs, relocation costs of $0.8 million, bank and other financing fees of $1.7 million, the write off of capitalized bank fees of $1.5 million, and other costs of $0.6 million. These costs were offset by the favorable impact of a fair value adjustment on the Debenture make-whole provision of $2.8 million, gains on the sale of assets of $0.7 million, gains on the sale of foreign exchange contracts of $1.3 million, and net other income items of $0.7 million.

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Impairment of long-lived assets was $8.8 million for the nine months ended September 30, 2006, consisting of a $6.6 million charge for the abandonment of our enterprise resource planning implementation, $1.4 million for impairment of building and land in Switzerland, and $0.8 million for other impairment charges related to the closure of our carbon electrode facility in Columbia, Tennessee.

Antitrust investigations and related lawsuits and claims was $2.5 million for the nine months ended September 30, 2006, consisting of expenses incurred for the settlement of foreign customer related lawsuits.

The following table presents an analysis of interest expense:

	For the Nine Months Ended September 30,
	2005	2006
	(Dollars in thousands)
Interest incurred on debt	$37,860	$40,237
Interest rate swap benefit	(2,042)	—
Amortization of fair value adjustments for terminated hedge instruments	(1,448)	(730)
Amortization of premium on Senior Notes	(120)	(132)
Amortization of discount on Debentures	663	489
Interest on Department of Justice antitrust fine	404	196
Amortization of debt issuance costs	2,673	2,764
Interest incurred on other items	427	221

Interest expense	$38,417	$43,045

Average total debt outstanding was $736.8 million in the nine months ended September 30, 2006 as compared to $703.4 million in the nine months ended September 30, 2005. The average interest rate was 7.2% in the nine months ended September 30, 2006 as compared to 6.8% in the nine months ended September 30, 2005. These average rates represent the average rates on total debt outstanding and include the benefits, if any, of our interest rate swaps.

The provision for income taxes was a charge of $19.3 million in the nine months ended September 30, 2006 as compared to a charge of $8.4 million in the nine months ended September 30, 2005. The income tax rate was approximately 58% in the nine months ended September 30, 2006 as compared to approximately 28% in the nine months ended September 30, 2005. During the 2005 third quarter, we completed and filed our 2004 federal income tax return that included a significant tax election. As a result of completing the return, we identified adjustments required to our 2004 estimates, resulting in a $5.2 million tax benefit in the 2005 third quarter.

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The remaining difference is related to the unfavorable tax impact of restructuring, impairment, and other charges in 2006.

As a result of the matters described above, net income was $14.1 million in the nine months ended September 30, 2006 as compared to net income of $22.8 million in the nine months ended September 30, 2005.

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

During the nine months ended September 30, 2006, the average exchange rate of the Brazilian real and the Mexican peso increased about 15% and 1%, respectively, when compared to the average exchange rate for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the average exchange rate of the Euro and the South African rand decreased about 3% and 4%, respectively, when compared to the average exchange rate for the nine months ended September 30, 2005.

In the case of net sales of synthetic graphite, the impact of these events was a decrease of about $4.0 million in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. In the case of cost of sales of synthetic graphite, the impact of these events was an increase of about $3.2 million in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At September 30, 2006, the aggregate principal amount of these loans was $429.5 million. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other (income) expense, net, on the Consolidated Statements of Operations. In the nine months ended September 30, 2005, we had a net total of $12.3 million in currency losses, including $12.0 million of exchange losses due to the remeasurement of intercompany loans and

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the nine months ended September 30, 2006, we had a net total of $0.8 million in currency gains, including $1.0 million of exchange gains due to the remeasurement of inter-company loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments as described under “Item 3 –Qualitative and Quantitative Disclosures about Market Risk.”

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

We are highly leveraged and have other substantial obligations. At September 30, 2006, we had total debt of $696.1 million, cash and cash equivalents of $18.7 million and a stockholders’ deficit of $185.7 million.

As part of our cash management activities, we periodically factor or discount (by selling) certain accounts receivable to third parties. For the nine months ended September 30, 2006, certain subsidiaries sold receivables at a cost lower than the cost to borrow a comparable amount for a comparable period under the Revolving Facility. Proceeds of the sale of receivables were used to reduce debt. If we had not sold receivables, our accounts receivable and our debt would have been about $13.1 million higher at December 31, 2005 and about $20.8 million higher at September 30, 2006. All receivables sold during 2005 and the nine months ended September 30, 2006 were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheet at December 31, 2005 and September 30, 2006.

We use cash and cash equivalents, funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility), as well as cash flow from operations as our primary sources of liquidity. The Revolving Facility provides for maximum borrowings of up to $215.0 million. At September 30, 2006, $176.4 million was available (after consideration of outstanding revolving and swingline loans of $30.0 million and outstanding letters of credit of $8.6 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

At September 30, 2006, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facility, as applicable.

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

At September 30, 2006, 4.4% (or $30.8 million) of our total debt, excluding the fair value adjustments to debt and unamortized bond premium, consisted of variable rate obligations.

At September 30, 2006, the Revolving Facility had a variable interest rate of 7.6%, our $434.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225 million principal amount of Debentures had a fixed rate of 1.625%. We estimate interest expense to be approximately $58 million for 2006.

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

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

We have in the past entered into, and may in the future enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure, as described under “Quantitative and Qualitative Disclosure about Market Risks” in this Report. We are required to provide cash collateral to certain counterparties to the extent that the fair market value of the natural gas derivative contracts exceeds a specific threshold. At September 30, 2006, we were not required to provide any cash collateral.

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

Cash Flow Used in Operating Activities. Cash flow provided by operating activities was $44.6 million in the nine months ended September 30, 2006 and cash used in operations was $20.0 million in the same period in 2005, an improvement of $64.6 million.

In the nine months ended September 30, 2006, net income, after adding back the net effect from non-cash items, amounted to $73.3 million. The non-cash items consisted of $30.0 million for depreciation and amortization, $3.7 million for deferred income taxes, restructuring charges of $7.7 million, impairments of $8.8 million, and other charges of $9.0 million. Net cash used by net working capital of $8.1 million primarily consisted of increases in inventory of $13.5 million, payments made for antitrust related items of $17.6 million, payments for restructuring items, primarily severance and related benefit payments, of $9.5 million, a decrease in interest payable of $11.9 million, and an increase in prepaid and other current assets of $1.8 million. These uses of cash were offset by cash provided

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

by accounts receivable and factoring of $45.7 million, and an increase in accounts payable and other accrued items of $0.5 million. Also affecting cash flow from operations for the nine months ended September 30, 2006 was a change in post retirement benefits of $10.7 million and long-term assets and liabilities of $9.8 million.

Cash used in operating activities was $20.0 million in the nine months ended September 30, 2005. Net income, after adding back the net effect from non-cash items, amounted to $68.9 million. Such income was used in operating activities as follows: a reduction in interest payable of $12.0 million, a reduction of payables of $24.4 million primarily due to timing of payment patterns, including our semi-annual interest payments on the Senior Notes and the Debentures, an increase in inventories of $41.9 million and an increase of $1.0 million in other current assets offset by a decrease in accounts receivables of $26.3 million due to improved collection efforts and, to a lesser extent, the factoring of accounts receivables. Other uses in the nine months ended September 30, 2005 consisted of $12.4 million of payments for antitrust investigations and related lawsuits and claims, $4.7 million of restructuring costs related to severance and related payments, a $7.9 million change in long-term assets and liabilities, and $10.4 million of other payments consisting primarily of pension and post-retirement contributions and payments.

Cash Flow Used in Investing Activities. Cash flow used in investing activities was $22.5 million in the nine months ended September 30, 2006 and $42.8 million in the same period in 2005. In the nine months ended September 30, 2006, capital expenditures amounted to $34.2 million and related primarily to graphite electrode productivity and production stability initiatives and other essential capital maintenance. In addition, other uses of cash included the purchase of forward currency contracts and other costs for patents amounting to $1.0 million. These uses of cash were offset by proceeds from the sale of assets of $12.7 million, primarily related to the sale of a building in Etoy, Switzerland of $7.1 million and other fixed assets at our carbon electrode operations as well as cash received as a deposit for the anticipated sale of land at our Caserta, Italy location of about $2.4 million.

Capital expenditures amounted to $36.2 million for the nine months ended September 30, 2005. Such uses were offset primarily by $1.8 million in proceeds from the sale of derivative instruments and $8.7 million in connection with the sale of $450 million notional amount of interest rate swaps in the first half of 2005.

Cash Flow Provided by Financing Activities. Cash flow used in financing activities was $9.7 million in the nine months ended September 30, 2006 and during the same period in 2005 cash provided by financing activities was $46.6 million.

During the nine months ended September 30, 2006, we borrowed $449.3 million under the Revolving Facility and made payments of $459.0 million. We used these borrowings to fund working capital requirements.

During the nine months ended September 30, 2005, we borrowed $122.5 million under the Revolving Facility, borrowed $1.1 million of other short-term debt and made payments of $72.2 million against the Revolving Facility. In the nine months ended September 30, 2005, we

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

also paid $4.8 million of financing costs in conjunction with the refinancing of the Revolving Facility.

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

Antitrust Litigation Against Us

In 1997, the DOJ and the EU Competition Authority commenced investigations into alleged violations of the antitrust laws in connection with the sale of graphite electrodes. The antitrust authorities in Canada, Japan and Korea subsequently began similar investigations. The EU Competition Authority also commenced an investigation into alleged antitrust violations in connection with the sale of specialty graphite. These antitrust investigations have been resolved. Several of the investigations resulted in the imposition of fines against us. These fines, or payments in accordance with a payment schedule in the case of the DOJ antitrust fine, have been timely paid. At December 31, 2005 and September 30, 2006, $26.0 million and $10.8 million remained in the reserve for liabilities and expenses in connection with these antitrust investigations and related lawsuits and claims, respectively. The reserve is unfunded and represents the remaining DOJ antitrust fine obligation with quarterly payments scheduled through January 2007.

Between 1999 and March 2002, we and other producers of graphite electrodes were served with four complaints commencing separate civil antitrust lawsuits in the United States District Court for the Eastern District of Pennsylvania. These lawsuits are called the “foreign customer lawsuits.” By agreement dated as of June 21, 2006, all defendants agreed to settle the lawsuit titled Arbed, S.A., et al. v. Mitsubishi Corporation, et al. In addition, definitive agreements were executed settling the three remaining foreign customer lawsuits titled, Ferromin International Trade Corporation, et al. v. UCAR International Inc., et al., BHP New Zealand Ltd. et al. v.

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

UCAR International Inc., et al. and Saudi Iron and Steel Company v. UCAR International Inc., et al. In the second quarter of 2006, we recorded a $2.5 million charge for these settlements. In the third quarter, we made all payments related to the settlements.

Through September 30, 2006, we will have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. All payments due have been timely paid.

It is possible that additional antitrust investigations, lawsuits or claims could be commenced or asserted against us in the U.S. and in other jurisdictions. We are currently not reserved for any new potential matters.

Other Matters and Proceedings Against Us

We are involved in various other investigations, lawsuits, claims and other legal proceedings incidental to or arising out of the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows.

PART II (CONT’D)

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

Interest Rate Risk Management. We periodically implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. At December 31, 2005 and September 30, 2006, we had no interest rate swaps outstanding.

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

We periodically enter into agreements with financial institutions that are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. At December 31, 2005 and September 30, 2006, we had no outstanding interest rate caps.

Currency Rate Management. We periodically enter into foreign currency instruments to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. At December 31, 2005, there were no outstanding contracts. At September 30, 2006, we had one outstanding foreign currency exchange contract to mitigate exposure in the fluctuation of the euro. We recognized $0.2 million in charges in the nine months ended September 30, 2006.

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. At September 30, 2006, we had fixed about 36% of our worldwide natural gas exposure through such contracts. The outstanding contracts at December 31, 2005 were a nominal receivable. The loss on outstanding contracts for the nine months ended September 30, 2006 amounted to $1.9 million. We are required to provide cash collateral to certain counterparties to the extent that the fair market value of the natural gas derivative contracts exceeds a specific threshold. At September 30, 2006, we were not required to provide any cash collateral.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates, interest rates and commercial energy rates on results of operations for the nine months ended September 30, 2006. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the nine months ended September 30, 2006 by about $3.6 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by about $0.2 million for the nine months ended September 30, 2006.

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

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report, and, based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of September 30, 2006.

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

Changes in Internal Controls Over Financial Reporting. In the Annual Report, we announced the consolidation and relocation of our principal executive office from Wilmington, Deleware, Clarksville, Tenssessee, and Etoy, Switzerland to Parma, Ohio. As a result, during the first quarter of 2006, a significant number of our corporate employees (including employees involved in our control environment) elected not to relocate and left employment with us following a period during which their functions were transitioned to other employees hired in Parma. Additionally, in 2005, we also announced the termination of our business process services agreement with CGI. Under this agreement, CGI managed certain of our accounting and finance functions and played a role in performing certain internal control functions. We no longer rely on CGI to perform these functions. The agreement’s effective termination date was February 28, 2006.

Beginning in the 2005 fourth quarter and continuing in 2006, we have engaged in activities designed to ensure a smooth transition in connection with, and mitigate any material disruption to our business or our internal control over financial reporting resulting from these events.

Except as described above, there has been no change in our internal controls over financial reporting that occurred during the 2006 third quarter that materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II (CONT’D)

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

GRAFTECH INTERNATIONAL LTD.

Date: November 7, 2006	By:
Mark Widmar

Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer & President.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer & President.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark Widmar, Vice President and Chief Financial Officer.

