Form 10-K
period 2006-12-31
GRAFTECH INTERNATIONAL LTD
filed 2007-03-16
CIK 931148

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-13888

GRAFTECH International Ltd.

(Exact name of registrant as specified in its charter)

Delaware	06-1385548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12900 Snow Road Parma, Ohio	44130	(216) 676-2000
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common stock, par value $.01 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒ Accelerated Filer  ☐ Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 30, 2006, was approximately $567 million. On January 31, 2007, 101,512,454 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III is incorporated by reference from the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2007, which will be filed on or about April 13, 2007.

		Page
	Critical Accounting Policies	62
	Recent Accounting Pronouncements	63
	Description of Our Financing Structure	63
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	64
Item 8.	Financial Statements and Supplementary Data	65
	Management’s Report on Internal Control Over Financial Reporting	66
	Report of Independent Registered Public Accounting Firm	67
	CONSOLIDATED BALANCE SHEETS	69
	CONSOLIDATED STATEMENTS OF OPERATIONS	70
	CONSOLIDATED STATEMENTS OF CASH FLOWS	71
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)	72
	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT	73
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	75
	(1) Discussion of Business and Structure	75
	(2) Summary of Significant Accounting Policies	75
	(3) New Accounting Standards	79
	(4) Segment Reporting	81
	(5) Long-Term Debt and Liquidity	83
	(6) Financial Instruments	87
	(7) Interest Expense	89
	(8) Other (Income) Expense, Net	89
	(9) Supplementary Balance Sheet Detail	90
	(10) Leases and Other Long Term Obligations	91
	(11) Benefit Plans	92
	(12) Restructuring and Impairment Charges	99
	(13) Management Compensation and Incentive Plans	101
	(14) Contingencies	104
	(15) Income Taxes	105
	(16) Earnings Per Share	107
	(17) Stockholder Rights Plan	107
	(18) Financial Information About the Issuer, the Guarantors and the Subsidiaries Whose Securities Secure the Senior Notes, the Debentures and Related Guarantees	108
	(19) Discontinued Operations	117
	(20) Accumulated Other Comprehensive Loss	118
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	119
Item 9A.	Controls and Procedures	119
Item 9B.	Other Information	119

Part III
Items 10 to 14 (inclusive).		120
	Executive Officers and Directors	120
	Executive Officers	120
	Directors	121
	NYSE Certification	122

Part IV
Item 15.	Exhibits and Financial Statement Schedules	123
Exhibit Index		131

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

“Carbone Savoie” refers to Carbone Savoie S.A.S., which was our 70% owned subsidiary engaged in the development, manufacture and sale of cathodes. In December 2006 we sold our cathode assets (including our 70% interest in Carbone Savoie) and certain manufacturing assets used in our cathode business. Our cathode business is now reported as discontinued operations.

“Common stock” means GTI common stock, par value $.01 per share.

“Credit Agreement” refers to the credit agreement providing for our senior secured credit facilities, as amended or amended and restated at the relevant time. “Revolving Facility” refers to the revolving credit facility provided under the Credit Agreement, at the relevant time. On February 8, 2005, the Credit Agreement was amended and restated to, among other things, extend the maturity of the Revolving Facility, and add provisions to permit establishment of additional credit facilities thereunder.

“Debt Securities” means our 10.25% senior notes due 2012 (the “Senior Notes”) and our 1-5/8% convertible senior debentures due 2024 (the “Debentures”) . The Senior Notes were issued under an Indenture dated February 15, 2002 (as supplemented, the “Senior Note Indenture”). The Debentures were issued under an Indenture dated January 22, 2004 (as supplemented, the “Debenture Indenture”).

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

•	Carbone Savoie, which had been 70% owned; and

•	AET, which is 97.5% owned.

“UCAR Carbon” refers to UCAR Carbon Company Inc. only. UCAR Carbon is our wholly-owned subsidiary through which we conduct most of our U.S. operations. UCAR Carbon is a guarantor of the Senior Notes, the Debentures and the Revolving Facility.

“We,” “us” or “our” refers to GTI and its subsidiaries collectively or, if the context so requires, AET, GTI, GrafTech Global, GrafTech Finance or UCAR Carbon, individually.

Presentation of Financial, Market and Legal Data. References to cost in the context of our low cost advantages and strategies do not include the impact of special charges, expenses or credits, such as those related to investigations, lawsuits, claims, restructurings or impairments, or the impact of changes in accounting principles.

Unless otherwise noted, when we refer to “dollars”, we mean U.S. dollars. Unless otherwise noted, all dollars are presented in millions.

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

Unless otherwise noted, market and market share data in this Report are our own estimates. Market data relating to the steel, electronics, semiconductor, thermal management, transportation, petrochemical and other metals industries, our general expectations concerning such industries and our market position and market share within such industries, both domestically and internationally, are derived from trade publications relating to those industries and other industry sources as well as assumptions made by us, based on such data and our knowledge of such industries. Market and market share data relating to the graphite and carbon industry as well as cost information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of such industry. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors-Risks Relating to Us” and “Risk Factors – Forward Looking Statements” in this Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.

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

Unless otherwise noted, references to constraint utilization rates for our graphite electrode facility refer to actual annual hours of operation divided by actual annual hours available for operation. We believe that constraint time and constraint utilization are meaningful measures of our operating capability. We strive to maximize revenue per constraint hour to maximize our profitability.

The GRAFTECH logo, GRAFOIL®, and GRAFOAM® are our trademarks and trade names used in this report. This Report also contains trademarks and trade names belonging to other parties.

We make available, free of charge, on or through our web site, copies of our proxy statements, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We maintain our website at http://www.graftech.com. The information contained on our web site is not part of this Report. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Please see http://www.sec.gov for more information.

We have a code of ethics (which we call our Code of Conduct and Ethics) that applies to our principal executive officer, principal financial officer, principal accounting officers and controller, and persons performing similar functions, as well as our other employees, and which is intended to comply, at a minimum, with the listing standards of the NYSE as well as the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. A copy of our Code of Conduct and Ethics is available on our web site at:

http://www.graftech.com/NR/rdonlyres/ecihzkkc3wqgvvplpgnt4zjqbjcuauwr62z5uciycpczwo7sa4 at2oxy6pfetd5kyvla6imojlmdom7yxfrerwzo26d/ Code+of+Conduct+and+Ethics.pdf.

We also have corporate governance guidelines (which we call the Charter of the Board of Directors) which is available on our website at http://www.graftech.com/GrafTech/About+Our+Company/Corporate+Governance/ Corporate+Governance+Guidelines.htm as required by the NYSE. You may request a copy of the Charter of the Board of Directors, at no cost, by oral or written request to: GrafTech International Ltd., 12900 Snow Road, Parma, Ohio, 44130, Attention: Kelly J. Powell, Manager of Investor Relations, Telephone (216) 676-2000.

Item 1.	Business

INTRODUCTION

Our vision is to enable customer leadership, better and faster than our competition, through the creation, innovation and manufacture of graphite and carbon material science-based solutions. We have over 120 years of experience in the research and development of graphite and carbon-based solutions and our intellectual property portfolio is extensive. Our business was founded in 1886 by the National Carbon Company.

We are one of the world’s largest manufacturers of the broadest range of high quality graphite electrodes, products essential to the production of electric arc furnace (“EAF”) steel and various other ferrous and nonferrous metals. We are one of the largest manufacturers of high quality natural graphite products enabling thermal management solutions for the electronics industry and fuel cell solutions for the transportation and power generation industries. We are one of the world’s largest manufacturers and providers of graphite and carbon products, as well as related technical services, including advanced graphite and carbon materials for the semiconductor, transportation, petrochemical and other metals markets. We service customers in about 80 countries, including industry leaders such as Arcelor Mittal, BaoSteel, Gerdau S.A. and ThyssenKrupp Steel in steel, Apple, Samsung and Sony in electronics, MEMC Electronic Materials in semiconductors and Ballard Power Systems in fuel cells.

We currently manufacture our products in 11 state-of-the-art manufacturing facilities strategically located on four continents. We believe our network has the largest manufacturing capacity, has one of the lowest manufacturing cost structures of all of our major competitors and delivers the highest-level quality products. We currently have the operating capability, depending on product demand and mix, to manufacture up to 223,000 metric tons of graphite electrodes annually from our existing assets. We believe that our unique global manufacturing network provides us with significant competitive advantages in product quality, proximity to customers, timely and reliable product delivery, and product costs. Given our global network, we are well positioned to serve the growing number of consolidated, global, multi-plant steel customers as well as certain smaller, regional customers and segments.

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

Products. We have four major product categories: graphite electrodes, advanced graphite materials, carbon refractories and natural graphite. The information required by Item 1 with respect to financial information regarding our reportable segments and geographic areas is set forth under “Segment Reporting” in Note 4 to the Consolidated Financial Statements and is incorporated herein by reference.

Reportable Segments. Previously, our businesses reported in the following reportable segments: Synthetic Graphite, which consists of graphite electrodes, cathodes and advanced graphite materials and related services; and Other, which consists of natural graphite, carbon electrodes, and refractories and related services.

In the fourth quarter of 2006, we sold our cathode assets (including our 70% interest in Carbone Savoie) for $135.0 million less certain price adjustments and the purchaser’s assumption of liabilities. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” we have classified this business as discontinued operations and have reflected this for all periods contained within this Report. As a result of the sale, the structure of our organization as well as the methods and information used by the chief operating decision maker to allocate resources and assess performance was realigned to meet improved corporate goals and strategies. With these changes, we evaluated our reportable segments under Financial Accounting Standards Board SFAS No. 131,

“Disclosures about Segments of an Enterprise and Related Information” and have concluded that our graphite electrode and advanced graphite materials businesses are now reportable segments. The remaining operating segments, natural graphite products, refractories, and carbon electrodes are combined as Other Businesses and reflected as a third segment. The segment information throughout this Report has been adjusted to reflect these changes.

Graphite Electrode. Our graphite electrode segment manufactures and delivers high quality graphite electrodes and related services. Electrodes are key components of the conductive power systems used to produce steel and other non-ferrous metals.

We are one of the world’s largest manufacturers of the broadest range of high quality graphite electrodes. Approximately 70% of our graphite electrodes sold is consumed in the EAF steel melting process, the steel making technology used by all “mini-mills,” typically at a rate of one graphite electrode every eight to ten operating hours. We believe that mini-mills constitute the higher long-term growth sector of the steel industry and that there is currently no commercially viable substitute for graphite electrodes in EAF steel making. Therefore, graphite electrodes are essential to EAF steel production. The remaining 30% of our graphite electrodes sold are primarily used in various other ferrous and non-ferrous melting applications, including steel refining (that is, ladle furnace operations for both EAF and blast oxygen furnace steel production), titanium dioxide production and chemical processing.

Advanced Graphite Materials. Advanced graphite materials include primary and specialty products such as isomolded, molded, and extruded products for transportation, semiconductor and other markets, as further described below.

Other Businesses. Other businesses include natural graphite products, refractories, and carbon electrodes, as further described below.

GRAPHITE ELECTRODE SEGMENT

Our graphite electrode segment, which had net sales of $567.9 million in 2004, $582.5 million in 2005 and $670.0 million in 2006, manufactures and delivers high quality graphite electrodes as well as customer technical services. Graphite electrode sales represented approximately 77%, 75% and 78% of consolidated net sales for 2004, 2005 and 2006, respectively. We estimate that, in 2006, the worldwide market for graphite electrodes was over $3.8 billion. Customers for these products are located in all major geographic markets.

Use of graphite electrodes in electric arc furnaces. Graphite electrodes are consumed primarily in electric arc furnace steel production, the steel making technology used by all “mini-mills.” Graphite electrodes are also consumed in the refining of steel in ladle furnaces and in other smelting processes such as production of titanium dioxide.

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

Electric arc furnace steel production requires significant heat (as high as 5,000 degrees Fahrenheit) to melt the raw materials in the furnace, primarily scrap metal. Heat is generated as electricity (as much as 150,000 amps) passes through the electrodes and creates an electric arc between the electrodes and the raw materials.

Graphite electrodes are currently the only known commercially available products that have the high levels of electrical conductivity and the capability of sustaining the high levels of heat generated in an electric arc furnace producing steel. Therefore, graphite electrodes are essential to the production of steel in electric arc furnaces. We believe there is currently no commercially viable substitute for graphite electrodes in electric arc furnace steel making. We estimate that, on average, the cost of graphite electrodes represents about 2% of the cost of producing steel in a typical electric arc furnace.

Electric arc furnace steel production for the last five years has grown at an estimated average annual growth rate of about 5%. We believe that EAF steel production will continue to grow at an average annual long term growth rate of about 3% to 4%. Electric arc furnace steel production was approximately 365 million metric tons in 2006, representing approximately a third of the world’s steel production. We estimate that steel makers worldwide added 17.1 million metric tons of new EAF capacity in 2006, not all of which was fully operational in 2006. We are aware of about 29.7 million metric tons of announced new electric arc furnace steel production capacity that is scheduled to be added in the 2007 through 2009 time period, approximately 10% of which is replacement capacity. Additionally, not all of such capacity is expected to be fully operational during this time period.

Relationship Between Graphite Electrode Demand and EAF Steel Production. The improved efficiency of electric arc furnaces has resulted in a decrease in the average rate of consumption of graphite electrodes per metric ton of steel produced in electric arc furnaces (called “specific consumption”). We estimate that specific consumption declined from about 2.5 kilograms of graphite electrodes per metric ton of steel produced in 2000 to about 2.1 kilograms per metric ton in 2006. We believe that the rate of decline of specific consumption over the long term has become lower. We believe that the decline in specific consumption will continue at a more gradual pace, on average, as the costs (relative to the benefits) increase for EAF steel makers to achieve further efficiencies in specific consumption. We further believe that the rate of decline in the future will be impacted by the addition of new EAF steel making capacity. To the extent that this new capacity replaces old capacity, it has the accelerated effect of reducing industry wide specific consumption due to the efficiency of new electric arc furnaces relative to the old. However, to the extent that this new capacity increases industry wide EAF steel production capacity and that capacity is utilized, it creates additional demand for graphite electrodes.

Increases in EAF steel production, offset by declines in specific consumption, resulted in corresponding changes in demand for graphite electrodes. Graphite electrode demand is expected to grow over the long term at an estimated average annual growth rate of about 1% to 2%, based on the anticipated growth of EAF steel production, partially offset by the decline in specific consumption described above. We believe that the graphite electrode industry manufacturing capacity utilization rate worldwide was about 96% in 2004, 95% in 2005 and 95% in 2006.

Production Capacity. We believe that the worldwide total graphite electrode manufacturing capacity is over 1.4 million metric tons. The market in which we compete, which excludes capacity used to make electrodes for domestic non-melter applications in China, is approximately 1.1 million metric tons. There are 2 global, and approximately 7 other notable regional or local producers, who we believe have approximately 829,000 metric tons of this capacity. The remaining capacity is maintained by over fifteen other local or regional manufacturers.

We believe that in the markets in which we compete there is over 1.0 million metric tons of demand that corresponds with this capacity, representing a utilization rate of over 95%.

As a result of repositioning our global manufacturing network and other actions, as well as our proprietary process and technological improvements, we have the capability, depending on product demand and mix, to manufacture up to 223,000 metric tons of graphite electrodes annually from our existing assets. We believe that our Monterrey, Mexico facility is one of the largest graphite electrode manufacturing facilities in the world.

Graphite Electrode Market Share. We estimate that about 65% of the EAF steel makers worldwide (other than in China, for which reliable information is not generally available) and about 77% of the EAF steel makers in the U.S. and the markets where we have manufacturing facilities, purchased all or a portion of their graphite electrodes from us in 2006. For 2006, we further estimate that we supplied about 36% of all graphite electrodes purchased in the U.S. and the markets where we have manufacturing facilities, and about 16% worldwide (including China), and about 20% in markets in which we compete. We estimate that the worldwide market for graphite electrodes was approximately $3.8 billion in 2006 (including China).

We estimate that, in 2006, we sold graphite electrodes in about 70 countries. Sales in the United States and South Africa account for approximately 18% and 10%, respectively, of total net sales of our graphite electrode segment. No other country accounts for more than 10% of the total net sales of our graphite electrode segment.

ADVANCED GRAPHITE MATERIALS SEGMENT

Demand for our advanced graphite materials increased significantly in 2006 as compared to 2005. The increases were mainly in the energy related markets, including solar, silicon and oil and gas exploration, and defense and transportation industries. We operated our advanced graphite materials capacity at very high levels in 2006.

Our advanced graphite materials segment, which had sales of $79.1 million in 2004, $88.5 in 2005, and $103.7 million in 2006, manufactures primary and specialty products for the transportation, semiconductor and other markets. Advanced graphite materials represented approximately 11% of consolidated net sales for 2004, and approximately 12% for 2005 and 2006. We estimate that the worldwide market for advanced graphite materials was $300 million in 2006.

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

OTHER BUSINESSES

Natural Graphite Products. We invented natural graphite products, consisting of advanced flexible graphite and flexible graphite, including our electronic thermal management (“ETM”) solutions, used for the electronics, power generation, automotive, petrochemical, and transportation industries. We are one of the world’s largest manufacturers of natural graphite products for these uses and applications.

Refractories. We also manufacture carbon, semi-graphitic, and graphite refractory blocks which are used primarily for their high thermal conductivity and the ease with which they can be machined to large or complex shapes. Common applications in blast furnace and submerged arc furnaces include cooling courses in the hearth bottoms for heat distribution and removal, backup linings in hearth walls for improved heat transfer and safety, and lintels over copper cooling plates where a single brick cannot span the cooling plate.

Carbon Electrodes. Carbon electrodes are used in the production of ferro-alloys and silicon metal, a raw material primarily used as an alloying agent in the manufacture of aluminum, and for production of chemical products in the chemical industry. As previously disclosed, we plan to completely exit these operations by the end of 2007.

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

Deleveraging and Building Stockholder Value. We believe that our business strategies support our goal of maximizing the amount and speed of cash generated and should accelerate our ability to enhance our capital structure by further reducing our gross debt obligations. We have, through successful offerings of the Senior Notes and the Debentures and our successful 2005 refinancing of the Revolving Facility, enhanced our financial stability and liquidity. Deleveraging remains a priority for us and we may from time to time purchase Senior Notes and Debentures in the open market or in privately negotiated transactions. In February 2007, we redeemed $120 million of the Senior Notes at 105.125% of the principal amount, plus accrued interest. We also expect to redeem an additional $15 million of Senior Notes in March 2007.

In connection with and building on our focus on deleveraging, we continually review our assets, product lines and businesses to seek out opportunities to maximize value, through re-deployment, divestiture or other means. We currently plan to sell certain real estate and may at any time sell other assets, product lines or businesses.

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

We continue to leverage our network to seek to achieve significant increases in throughput generated from our existing assets, through productivity improvements, capital expenditures, and other efficiency initiatives. We believe we can further exploit our network by focusing our superior technical and customer service capabilities on:

•

the increasing number of large global customers created by the continuing consolidation trend within the steel industry, to whom we believe we are better positioned than any of our competitors to offer products that meet their volume, product quality, product mix, delivery reliability and service needs at competitive prices; and

•

customers in targeted market segments where we have competitive advantages to meet identified customer needs due to the locations of our facilities, the range and quality of our products, the utilization of our capacity, the value of our customer technical service, our low cost supplier advantage and other factors.

We believe that our graphite electrode business has one of the top market shares in the world. In 2006, our worldwide market share in markets we participate in was about 20% in graphite electrodes.

We sell our products in every major geographic market. Sales of these products outside the U.S. accounted for about 66% of net sales in 2005 and 82% in 2006. No single customer or group of affiliated customers accounted for more than 10% of our total net sales in 2004, 2005 or 2006.

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

Accelerating Commercialization of Advantaged Technologies. We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a potential growth opportunity as well as a competitive advantage. We seek to exploit these capabilities and our intellectual property portfolio to accelerate development and commercialization of these technologies across all of our businesses, to improve existing products, including super-size graphite electrodes and large-diameter pinless electrodes used in the most demanding electric arc steel production furnaces, and to develop and commercialize new products for higher growth rate markets such as electronic thermal management technologies. For the past four years, we have received R&D Magazine’s prestigious R&D 100 Award, granted to identify the 100 most technologically significant commercialized products each year. We received this award in 2003 and 2004 for our achievements in electronic thermal management products, in 2005 for our large-diameter pinless graphite electrodes, and in 2006 for GRAFOAM®, a unique high strength, light weight carbon foam.

Delivering Exceptional and Consistent Quality. We believe that our products are among the highest quality products available in our industry. We have been recognized as a preferred or certified supplier by many major steel companies and have received numerous technological innovation and other awards by industry groups, customers and others. Using our technological capabilities, we continually seek to improve the consistent overall quality of our products and services, including the performance characteristics of each product, the uniformity of the same product manufactured at different facilities and the expansion of the range of our products. We believe that improvements in overall quality create significant efficiencies and market opportunities for us, provide us the opportunity to increase sales volumes and market share, and create production efficiencies for our customers.

Providing Superior Technical Service. We believe that we are the recognized industry leader in providing value added technical services to customers for our major product lines. We believe that we have the largest customer technical service and related supporting engineering and scientific organizations in our industry, with more than 230 engineers, scientists and specialists around the world. Our employees assist key steel and other metals customers in furnace design, operation and upgrade to reduce energy consumption, improve raw material costs and increase output. In addition, our employees assist customers and others who design, develop or produce electronic devices to integrate our advanced flexible graphite solutions into their new devices.

PRODUCTION PLANNING

We plan and source our graphite electrodes production globally. We have evaluated virtually every aspect of our global supply chain, and we have redesigned and implemented changes to our global manufacturing, marketing and sales processes to leverage the strengths of our repositioned manufacturing network. Among other things, we have eliminated manufacturing bottlenecks, improved product and service quality and delivery reliability, expanded our range of products, and improved our global sourcing and product mix for our customers. We continue to implement global productivity and efficiency initiatives, including improvements in performance through realignment and standardization of global supply chain processes.

We deploy synchronous work processes at most of our manufacturing facilities. We have also installed and continue to install and upgrade proprietary process technologies at our graphite electrode manufacturing facilities and use statistical process controls in our manufacturing processes for all products.

We utilize capabilities within our global information systems to seek to optimize our global sourcing for maximum profitability. Our global manufacturing network also helps us to minimize risks associated with dependence on any single economic region.

MANUFACTURING

Graphite Electrode. The manufacture of a graphite electrode takes, on average, about two months. Graphite electrodes range in size from three inches to 30 inches in diameter and two feet to nine feet in length and weigh between 20 pounds and 4,800 pounds (2.2 metric tons).

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

Impregnation:	Baked electrodes are impregnated with a special pitch when higher density, mechanical strength and capability to withstand higher electric currents are required.

Rebaking:	The impregnated electrodes are rebaked to carbonize the special pitch and burn off volitiles, thereby adding strength to the electrodes.

Graphitizing:

Using a process that we developed, the rebaked electrodes are heated in longitudinal electric resistance furnaces at about 5,000 degrees Fahrenheit to restructure the carbon to its characteristically crystalline form, graphite. After this process, the electrodes are gradually cooled, cleaned, inspected and sample-tested.

Machining:

After graphitizing, the electrodes are machined to comply with international specifications governing outside diameters, overall lengths and joint details. Tapered sockets are machine-threaded at each end of the electrode to permit the joining of electrodes in columns by means of correspondingly double-tapered machine-threaded graphite nipples (called “pins”), except in the case of our pinless graphite electrodes.

We generally warrant to our customers that our electrodes will meet our specifications. Electrode returns and replacements have aggregated less than 1% of net sales in each of the last three years.

Our graphite electrodes are manufactured in Mexico, Brazil, South Africa, France and Spain.

Advanced Graphite Materials. Advanced graphite materials are manufactured using raw materials, processes and technologies similar to those of graphite electrodes. Manufacturing lead times range between four to six months for most products and depend on the specific material properties that are needed to be imparted in the final billet. After the forming, baking, impregnation, rebaking and graphitization steps, the billets are either dressed and sold as raw stock or are machined into custom parts against proprietary specifications supplied by our customers. These custom parts include, but are not limited to graphite crucibles, heater rods and fluxing tubes.

Graphite insulation products, another product line from this division, start with the forming of graphite fiber into low density blocks through the use of a proprietary forming process. These blocks are then baked and cured at temperatures in excess of 2000° C. The cured blocks are appropriately sized in additional manufacturing steps.

We manufacture advanced graphite materials in the United States, South Africa, France and Italy.

Other Businesses. We use a proprietary process to convert mined natural graphite flake into expandable graphite, an intermediate product. We manufacture advanced flexible graphite by subjecting expandable or flexible graphite to additional proprietary processing.

Our natural graphite business operates two state-of-the-art manufacturing facilities in the U.S. We believe that we operate the world’s most technologically sophisticated advanced natural graphite production line. Refractories are manufactured primarily in the United States, using a proprietary “hot press” process.

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

Raw Materials and Suppliers. The primary raw materials for electrodes are engineered by-products and residues of the petroleum and coal industries. We use these raw materials because of their high carbon content. The primary raw materials for graphite electrodes are calcined petroleum cokes (needle coke), coal tar pitch and petroleum pitch. We purchase raw materials from a variety of sources and believe that the quality and cost of our raw materials on the whole is competitive with or better than those available to our competitors.

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

In 2004, Unocal sold its interest in its needle coke production company in Lemont, Illinois, to its partner, Citgo. Citgo announced that it would convert its facility from producing needle grade coke to fuel grade coke. We believe that Citgo stopped producing needle coke in late 2005. This loss of volume has led to a decline in the supply of premium needle coke. We do not believe that there is any needle coke expansion plans that would completely cover the loss of the coke previously produced in Lemont. In 2005 and 2006, these events had little to no effect on our ability to procure premium quality needle coke. For 2007, we have negotiated all of our needle coke requirements at annually fixed prices.

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

DISTRIBUTION

We deploy various demand management and inventory management techniques to seek to ensure we can meet our customers’ delivery requirements while still maximizing the utilization of our production capacity. We can experience significant variation in our customers’ delivery requirements as their specific needs vary and change through the year. We generally seek to maintain appropriate inventory levels, taking into account these factors as well as the significant differences in manufacturing cycle times for graphite electrode products and our customers’ products.

Finished products are generally stored at our manufacturing facilities. Limited quantities of some finished products are also stored at local warehouses around the world to meet customer needs. We ship our finished products to customers primarily by truck and ship, using “just in time” techniques, where practical.

Proximity of manufacturing facilities to customers can provide a competitive advantage in terms of cost of delivery of graphite electrodes. These costs are affected by changes in currency exchange rates, methods of shipment, import duties and whether the manufacturing facilities are located in the same economic trading region as the customer. We believe that our manufacturing facilities are uniquely located around the world to supply graphite electrodes globally and that the locations of our facilities allow us to effectively compete in the global market.

SALES AND CUSTOMER SERVICE

Our product quality and our unique global manufacturing network, its proximity to regional and local customers and market segments and the related low cost structure allow us to deliver a broad range of product offerings across various market segments. We differentiate and sell the value of our product offerings, depending on the market segment or specific product application, primarily based on product quality and performance, delivery reliability, price, and customer technical service.

We price our offers based on the value that we believe we deliver to our customers. Pricing may vary within any given industry, depending on the market segment within that industry and the value of the offer to a specific customer. We believe that we can achieve premium prices through our value added offerings to customers. In certain market segments where the product is less differentiated, we may achieve little or no premium for our offer. Substantially all of our graphite electrode customers generally seek to negotiate and secure the reliable supply of their anticipated volume requirements on a semi-annual or annual basis, sometimes called the “graphite electrode book building process”. The remainder of our graphite electrode customers purchase their electrodes as needed at then current market prices (i.e., at the spot price). Orders taken pursuant to our standard terms and conditions are generally not cancelable by the customer. However, these orders are subject to renegotiation or adjustment to meet changing market conditions. Currently, we do not manage or operate based on a backlog.

We believe that we are the recognized industry leader in providing value added technical services to customers for our major product lines, and that we have the largest customer technical service and related supporting engineering and scientific organizations in our industry, with more than 230 engineers, scientists and specialists around the world.

We deploy these selling methods and our customer technical service to address the specific market needs of all products.

Graphite Electrode. We sell our graphite electrodes primarily through our direct sales force, whose members are trained and experienced with our products. Our direct sales force operates from 15 sales offices located around the world. We also sell products through independent sales representatives and distributors.

We have graphite electrode customer technical service personnel based around the world who assist customers to maximize their production and minimize their costs. We employ about 130 engineers and technicians to provide technical service and advice to key steel and other metals customers. These services include furnace design and operation, as well as furnace upgrades to reduce energy consumption, improve raw material costs and increase output. We believe that our graphite electrode segment has more technical service engineers located in more countries than any of its competitors.

Advanced Graphite Materials. Specialty graphite products are sold using direct employees and independent sales representatives and distributors in all major geographic markets of the world including North & South America, Africa, Europe and Asia.

The majority of our products are custom built to customer specifications after an iterative design process between the customer’s engineers and our sales and technical service employees. Our sales personnel are trained and experienced with the products they sell. We provide technical service to our customers through dedicated technical service engineers who operate out of our North American and European facilities. We believe that our technical service differentiates us from our competition and take pride in our ability to support the technical requirements of our customers better and faster than our competitors.

Other Businesses. Our natural graphite products are sold through direct field sales employees and through independent sales representatives and distributors.

Our refractory products are sold through a direct global sales force, located in all of the major refractory markets, as well as through independent sales representatives and distributors. We believe that our customer technical service staff is highly regarded.

TECHNOLOGY

We believe that we are the industry leader in graphite and carbon materials science and high temperature processing know-how and that we operate the premier research, development and testing facilities in our industry. We have over 120 years of experience in the research and development of graphite and carbon technologies. Over the past several years, we have analyzed our intellectual property portfolio to identify new product opportunities in markets with high growth potential for us, redirected research to enhance and exploit our portfolio and accelerated development of products for those markets.

Research and Development. We conduct our research and development both independently and in conjunction with our strategic partners, customers and others. We have a dedicated technology center located at our corporate headquarters in Ohio, which focuses on all products. We also have a pilot plant that has the capability to produce small or trial quantities of new or improved graphite products. In addition, we have a state-of-the-art testing facility located at our headquarters capable of conducting physical and analytical testing for those products. The activities at these centers and facilities are integrated with the efforts of our engineers at our manufacturing facilities who are focused on improving manufacturing processes.

Research and development expenses amounted to $5.9 million, $7.4 million and $10.6 million in 2004, 2005 and 2006, respectively.

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

A significant portion of our research and development is focused on new product development, including advancements in electrode technology, achievement of the objectives of our strategic alliances with companies that use or specify the use of electronic thermal management technologies and our strategic alliance with Ballard Power Systems for PEM fuel cells.

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

Intellectual Property. We believe that our intellectual property, consisting primarily of patents and proprietary know-how, particularly the intellectual property relating to electronic thermal management and fuel cell power generation, and information provides us with competitive advantages and is important to our growth opportunities. Our intellectual property portfolio is extensive, with about 320 U.S. and foreign patents and over 440 U.S. and foreign pending carbon and graphite related patent applications, which we believe is more than any of our major competitors. Over 120 of these patents were granted during the past five years. Among our competitors, we hold the largest number of patents for flexible graphite as well as the largest number of patents relating to the use of natural graphite for PEM fuel cell applications. In addition, we have obtained exclusive and non-exclusive licenses to various U.S. and foreign patents relating to our technologies. These patents and licenses expire at various times over the next two decades.

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

COMPETITION

Graphite Electrode. Competition in the graphite electrode segment is based primarily on product differentiation and quality, delivery reliability, price, and customer service, depending on the market segment or specific product application.

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

We believe that there are no current commercially viable substitutes for graphite electrodes in EAF steel production.

We believe that there are significant barriers to entry into our industry, including the need for extensive product and process know-how and other intellectual property and a high initial capital investment. It also requires high quality raw material sources and a developed energy supply infrastructure.

There are only five known multinational graphite electrode producers, GrafTech, SGL Carbon, Tokai Carbon, Showa Denko Carbon and Graphite India. We are the only manufacturer with production facilities in more than three continents. Other notable electrode producers include HEG (India), SEC (Japan) and NDK (Japan). There are several smaller, local manufacturers in the U.S., China, Russia, Ukraine and Romania.

Advanced Graphite Materials. Advanced graphite materials competitors compete on product differentiation, quality, price, delivery reliability and customer service depending on the specific market segment or product application.

We believe we are the technology leader within the market segments we participate in, and we differentiate ourselves based on our ability to provide the customer with a solution that gives them the lowest total operational cost in meeting their product manufacturing needs. We achieve this by using our extensive product, process and application knowledge.

We believe there are significant barriers to entry into this market segment including the need for extensive product and process know-how, intellectual property and a high initial capital investment. In addition, the regular supply of high quality raw materials is limited, making it difficult for a new entrant to compete with a price competitive product that can match our product quality.

We compete with other major specialty graphite competitors on a global basis. These competitors include SGL Carbon, Tokai Carbon, Toyo Tanso and Graphite India. There are also several smaller regional competitors.

Other Businesses. Competition in the natural graphite business with respect to existing products is based primarily on quality and price. Competition with respect to services and new products is based primarily on product and service innovation, performance and cost effectiveness as well as customer service, with the relative importance of these factors varying among services, products and customers. Competition in the refractory businesses is based primarily on product differentiation and quality, delivery reliability, price, and customer service, depending on the market segment or specific product application.

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

We believe that we are currently in material compliance with the federal, state, local and foreign environmental laws and regulations to which we are subject. We have received and may in the future receive notices from the U.S. Environmental Protection Agency (the “USEPA”) or state environmental protection agencies, as well as claims from others, alleging that we are a potentially responsible party (a “PRP”) under Superfund and similar state laws for past and future remediation costs at hazardous substance disposal sites. Although Superfund liability is joint and several, in general, final allocation of responsibility at sites where there are multiple PRPs is made based on each PRP’s relative contribution of hazardous substances to the site. Based on information currently available to us, we believe that any potential liability we may have as a PRP will not have a material adverse effect on us.

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

We establish accruals for environmental liabilities when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. We adjust accruals as new remediation and other commitments are made and as information becomes available which changes estimates previously made.

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

INSURANCE

We maintain insurance against civil liabilities relating to personal injuries to third parties, for loss of or damage to property, for business interruptions and for environmental matters, to the extent that it is currently available and provides coverage, subject to the applicable coverage limits, deductibles and retentions, and exclusions, that we believe are appropriate upon terms and conditions and for premiums that we consider fair and reasonable in the circumstances. We cannot assure you, however, that we will not incur losses beyond the limits of or outside the coverage of our insurance.

EMPLOYEES

Since 1998, we have reduced our global workforce by about 2,800 employees, or over 50%. At December 31, 2006, we had 2,757 employees, a decrease of about 1,100 employees since 2005. This decrease is primarily attributable to employees transferred to the buyer in the sale of our cathode business and other global restructuring activities. Of the remaining employees, 698 were in Europe (including Russia), 924 were in Mexico and Brazil, 377 were in South Africa, 4 were in Canada, 747 were in the U.S. and 7 were in the Asia Pacific region. At December 31, 2006, 1,850 of our employees were hourly employees.

At December 31, 2006, about 65% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. At December 31, 2006, about 1,681 employees, or 61% of our employees, were covered by agreements which expire, or are subject to renegotiation, at various times through December 31, 2007. We believe that, in general, our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.

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

RISKS RELATING TO US

We are dependent on the global steel industry and also sell products to the transportation, semiconductor, petrochemical and other metals industries. Our results of operations may deteriorate during global and regional economic downturns.

We sell graphite electrodes, which accounted for about 78% of our total net sales in 2006, primarily to the EAF steel production industry. Many of our other products are sold primarily to the transportation, semiconductor, petrochemical and other metals industries. These are global basic industries, and they are experiencing various degrees of growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects overall demand and prices for our products sold to these industries. As a result of changes in economic conditions, demand and pricing for our products sold to these industries has fluctuated significantly.

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

We cannot assure you that the EAF steel production industry will continue to be the higher long term growth sector of the steel industry or that any of the other industries to which we sell products will continue to strengthen as a result of current economic conditions. Accordingly, we cannot assure you that there will be stability or growth in demand for or prices of graphite electrodes or our other products sold to these industries. An adverse change in global or certain regional economic conditions could adversely affect us in a material way.

We have significant leverage and our substantial debt and other obligations could limit our financial resources and ability to compete and may make us more vulnerable to adverse economic events.

Our significant leverage and other obligations could have important consequences, including the following:

•

our ability to restructure or refinance our debt or obtain additional debt or equity financing, for working capital, capital expenditures, acquisitions or other general corporate purposes, may be limited in the future;

•	a substantial portion of our cash flow from operations must be dedicated to debt service and payment of other obligations, thereby reducing the funds available to us for other purposes;

•	an increase in interest rates could result in an increase in the portion of our cash flow from operations dedicated to debt service in lieu of other purposes;

•	we may have substantially more leverage and other obligations than certain of our competitors, which may place us at a competitive disadvantage and

•	our leverage and other obligations may hinder our ability to adjust rapidly to changing market conditions or a downturn in general or certain regional economic conditions or in our business.

Our cash flow and capital resources may be insufficient to enable us to service our debt and meet our other obligations as they become due.

If our cash flow and capital resources are insufficient to enable us to service our debt and meet these obligations as they become due, we could be forced to: reduce or delay capital expenditures; sell assets or businesses; limit or discontinue, temporarily or permanently, business plans or operations; obtain additional debt or equity financing; seek protection under applicable debtor protection statutes, or restructure or refinance debt.

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

Our ability to continue to comply with applicable covenants may be affected by events beyond our control. The breach of any of the covenants contained in the Revolving Facility, unless waived, would be a default under the Revolving Facility. This would permit the lenders to terminate their commitments to extend credit under, and accelerate the maturity of, the Revolving Facility. An acceleration of maturity of the Revolving Facility would permit the holders of the Senior Notes and the Debentures to accelerate the maturity of the Senior Notes and the Debentures, respectively. A breach of the covenants under the Senior Notes, unless waived, would be a default under the Senior Notes. This would also permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. An acceleration of maturity of the Senior Notes would permit the holders of the Debentures to accelerate the maturity of the Debentures and the lenders to accelerate the maturity of the Revolving Facility. A breach of our obligations under the Debentures, unless waived, would be a default under the Debentures. This would also permit the holders of the Debentures to accelerate the maturity of the Debentures. Acceleration of maturity of the Debentures would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes and the lenders to accelerate the maturity of the Revolving Facility. The acceleration of our debt could have a material adverse effect on our financial condition and liquidity. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, we could be forced to take the actions described in the preceding risk factor and the lenders and holders could proceed against the collateral securing the Revolving Facility and the Senior Notes and exercise all other rights available to them. We cannot assure you that we will have sufficient funds to make these accelerated payments or that we will be able to obtain any such waiver on acceptable terms or at all.

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

•

creation of tax attributes in certain jurisdictions that we may not be able to utilize due to the lack of taxable income in relevant jurisdictions and creation of valuation allowances with respect to the related deferred tax assets due to changes in such circumstances and our estimates of the likely utilization of such assets;

•	imposition of or increase in customs duties and other tariffs;

•

imposition of or increase in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into dollars or euros, making of intercompany loans by subsidiaries or remittance of dividends, interest or principal payments or other payments by subsidiaries;

•	imposition of or increase in revenue, income or earnings taxes and withholding and other taxes on remittances and other payments by subsidiaries;

•	imposition of or increases in investment or trade restrictions by non-U.S. governments or trade sanctions adopted by the U.S.;

•

inability to definitively determine or satisfy legal requirements, inability to effectively enforce contract or legal rights and inability to obtain complete financial or other information under local legal, judicial, regulatory, disclosure and other systems; and

•	Nationalization or expropriation of assets, and other risks which could result from a change in government or government policy, or from other political, social or economic instability.

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

We believe that our intellectual property, consisting primarily of patents and proprietary know-how and information, including the intellectual property relating to electronic thermal management and fuel cell power generation, is important to our growth. Failure to protect our intellectual property may result in the loss of the exclusive right to use our technologies. We rely on patent, trademark, copyright and trade secret laws and confidentiality and restricted use agreements to protect our intellectual property. Some of our intellectual property is not covered by any patent or patent application or any such agreement.

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

We face certain litigation and legal proceedings risks that could harm our business.

We are involved in various product liability, occupational, environmental, and other legal claims, demands, lawsuits and other proceedings arising out of or incidental to the conduct of our business. The results of these proceedings are difficult to predict. Moreover, many of these proceedings do not specify the relief or amount of damages sought. Therefore, as to a number of the proceedings, we are unable to estimate the possible range of liability that might be incurred should these proceedings be resolved against us. Certain of these matters involve types of claims that, if resolved against us, could give rise to substantial liability, which could have a material adverse effect on our financial position, liquidity and results of operations.

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

We purchase raw materials and energy from a variety of sources. In many cases, we purchase them under short term contracts or on the spot market, in each case at fluctuating prices. We purchase a majority of our requirements for petroleum coke, our principal raw material, from multiple plants of a single supplier under an evergreen supply agreement, containing customary terms and conditions, including price renegotiation, dispute resolution and termination provisions. The availability and price of raw materials and energy may be subject to curtailment or change due to:

•	limitations which may be imposed under new legislation or regulation;

•	supplier’s allocations to meet demand of other purchasers during periods of shortage (or, in the case of energy suppliers, extended cold weather);

•	interruptions or cessations in production by suppliers, and

•	market and other events and conditions.

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

Our manufacturing operations are subject to disruption due to extreme weather conditions, floods and similar events, major industrial accidents, strikes and lockouts, adoption of new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies, civil disruption, riots, terrorist attacks, war, and other events. We cannot assure you that no such events will occur. If such an event occurs, it could have a material adverse effect on us.

We have significant non-dollar-denominated intercompany loans and have had in the past, and may in the future have, foreign currency financial instruments and interest rate swaps and caps. The related gains and losses have in the past been, and may in the future be, significant.

We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2005 and 2006, the aggregate principal amount of these loans was $414.6 million and $450.7 million, respectively. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other expense (income), net, on the Consolidated Statements of Operations. These gains or losses have in the past been and may in the future be substantial. These gains and losses may cause reported results to differ from actual cash operating results, and such difference may be material.

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

There may be volatility in our results of operations between quarters.

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

Competition in the graphite and carbon products industry (other than, generally, with respect to new products) is based primarily on product differentiation and quality, delivery reliability, price and customer service. Electrodes, in particular, are subject to rigorous price competition. Price increases by us or price reductions by our competitors, decisions by us or our competitors with respect to prices, volumes or profit margins, technological developments, changes in the desirability or necessity of entering into long term supply contracts with customers or other competitive or market factors or strategies could adversely affect our market share, net sales or net income.

Competition with respect to new products is, and is expected to be, generally based primarily on product innovation, performance and cost effectiveness as well as customer service.

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

We are seeking to achieve further growth and additional cost-savings, and activities related thereto may require us to hire a substantial number of additional qualified personnel and promote or replace with new qualified personnel a substantial number of existing employees whose functions are changed, who elect not to relocate or who resign or are terminated for other reasons. Companies that experience rapid growth or substantial turnover in personnel frequently encounter higher costs and operating inefficiencies (which can adversely impact internal and disclosure control environments so as to result in errors, omissions and delays in financial statements and public reporting that may be material as well as adversely impact execution of business plans and financial performance) until the new personnel are integrated into the organization. If we are unable to hire, promote or replace employees with qualified personnel and effectively and quickly integrate them into our organization, our growth, business operations or finance, legal and administrative activities would likely be adversely affected.

We may not be able to complete our planned asset sales.

We intend to continue to sell real estate and certain other non-strategic assets. We cannot assure you if or when we will be able to complete these sales or that we will realize proceeds there from that meet our current expectations.

We have significant deferred income tax assets in multiple jurisdictions, and we may not be able to realize any benefits from those assets.

At December 31, 2006, we had $231.5 million of gross deferred income tax assets, of which $200.5 million required a valuation allowance. In addition we had $45.9 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved. This valuation allowance does not affect our ability and intent to utilize these assets to reduce taxes on future taxable income. Future realization of the tax benefit from these tax assets depends on the existence of sufficient future taxable income of the appropriate character within the relevant periods and jurisdictions under the existing tax laws. We cannot assure you of the existence of such sufficient taxable income.

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

•

the possibility that, even if our products are incorporated in new products of our customers, our customers new products may not become viable or commercially accepted or may be subsequently displaced;

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

The borrower under the Revolving Facility is GrafTech Finance. The Revolving Facility is guaranteed by all of our domestic subsidiaries (other than AET) and certain of our foreign subsidiaries. Substantially all of the assets of such subsidiaries (except for the unsecured inter-company term note obligations described below) are pledged to secure obligations of GrafTech Finance as borrower under the Revolving Facility, guarantees by such subsidiaries of the Revolving Facility or inter-company loans to such guarantors under the Revolving Facility. Proceeds of borrowings under the Revolving Facility are required to be:

•	used by GrafTech Finance for its own purposes; or

•	loaned by GrafTech Finance to GTI or certain of our other domestic subsidiaries or to our Swiss subsidiary under inter-company revolving notes that are pledged to secure the Revolving Facility.

In addition, other funds loaned by GrafTech Finance to our Swiss subsidiary are generally required to be loaned under such inter-company revolving notes. Proceeds of loans to our Swiss subsidiary are required to be:

•	used by our Swiss subsidiary for its own purposes, or

•	loaned by our Swiss subsidiary to our other foreign subsidiaries.

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

Unsecured intercompany term notes and unsecured guarantees of those unsecured intercompany term notes by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to certain limitations. At December 31, 2006, the aggregate principal amount of unsecured intercompany term notes pledged to secure the Senior Notes equaled $275.3 million or about 63% of the aggregate principal amount of the then outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at December 31, 2006 of $267.7 million, and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, are not subject to any pledge and are available to satisfy the claims of creditors (including the lenders under the Revolving Facility, the holders of the Senior Notes and, pursuant to the guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) of GrafTech Finance, as their interests may appear.

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

Neither the Senior Notes nor the Debentures contain limitations on new secured intercompany term or revolving loans under the Revolving Facility to, or intercompany guarantees of such intercompany loans by, domestic or foreign subsidiaries, including foreign subsidiaries that are unsecured intercompany term note obligors, and domestic subsidiaries that are guarantors of the Senior Notes and Debentures.

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

The issuer of the Debentures is our parent holding company. It is a holding company with no operations, limited assets (all of which are pledged to secure the Revolving Facility and substantial debt, liabilities and obligations.

GrafTech Finance, the issuer of the Senior Notes, is a special purpose finance company with limited operations, limited assets (a substantial majority of which are pledged to secure the Revolving Facility and the Senior Notes) and substantial debt.

GrafTech Finance has made and may continue to make secured intercompany revolving loans to our Swiss subsidiary that is pledged under the Revolving Facility. At December 31, 2006, there were no such loans outstanding. To the extent that our Swiss subsidiary loans proceeds of such secured intercompany revolving loans to foreign subsidiaries that are not guarantors of the Revolving Facility, these loans will be secured, and guaranteed on a secured basis, by other such foreign subsidiaries and will be pledged under the Revolving Facility.

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

Our advanced graphite materials operating subsidiary in Italy, our operating subsidiaries in Russia, AET and certain immaterial domestic and foreign operating and holding companies are neither guarantors of the Senior Notes or the unsecured intercompany term notes nor guarantors of the Debentures.

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

As a result, the Senior Notes and the Debentures are structurally subordinated to all existing and future debt and other obligations, including trade payables and obligations to preferred stockholders, of our subsidiaries that are neither guarantors of the Senior Notes or the Debentures, respectively, nor, in the case of the Senior Notes only, unsecured intercompany term note obligors. The ability of the issuers and guarantors of the Senior Notes and the Debentures to receive (and therefore the ability of the holders of the Senior Notes and the Debentures to participate in) the assets of any subsidiary upon liquidation, bankruptcy, insolvency or similar proceedings involving any such subsidiary will be subject to the claims of the holders of such debt and other obligations, including trade creditors and preferred stockholders. In addition, to the extent that the issuers and guarantors of the Senior Notes and the Debentures are creditors of any such subsidiary, whether as trade creditors, creditors under the unsecured intercompany term notes or otherwise, their rights as a creditor could be equitably subordinated to such claims. At December 31, 2006 the debt and liabilities of such subsidiaries totaled $45.9 million (including intercompany trade and miscellaneous liabilities of $40.4 million).

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

In the event of the bankruptcy or insolvency of any of the subsidiary guarantors of the Senior Notes or the Debentures or any of the unsecured intercompany term note obligors, its guarantee, unsecured intercompany term note guarantee or unsecured intercompany term note could be subject to review under relevant fraudulent conveyance, fraudulent transfer, equitable subordination and similar statutes and doctrines in a bankruptcy or insolvency proceeding or a lawsuit by or on behalf of creditors of that guarantor or obligor. Under those statutes and doctrines, a court could void or subordinate such subsidiary’s guarantee or note in certain circumstances.

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

The Senior Notes, the Debentures and the respective related guarantees rank equally with each other but may be effectively subordinated to certain of our other debt and liabilities.

The Senior Notes and the related guarantees, and the Debentures and the related guarantees, are general unsecured obligations of the respective issuers and guarantors (except, in the case of the Senior Notes, as to the security provided in respect to AET shares and the senior intercompany term note obligations). Payments in respect thereof are effectively subordinated to all present or future secured indebtedness and obligations (including the secured obligations or guarantees in respect of the Revolving Facility to the extent of the value of the assets securing such indebtedness and obligations).

GTI, GrafTech Finance and our other subsidiaries may, from time to time, incur additional debt including senior indebtedness and secured indebtedness, as well as other liabilities.

As a result, holders of the Senior Notes and the Debentures may receive less upon liquidation, bankruptcy, insolvency or similar proceedings than they would have received if they had a more secured position.

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

The conversion rate applicable to the Debentures will be adjusted if we distribute cash with respect to our common stock and in certain other circumstances. Under Section 305(c) of the Internal Revenue Code, an increase in the conversion rate as a result of our distribution of cash to common stockholders generally will result in a deemed distribution to a holder of Debentures. Other adjustments in the conversion rate (or failures to make such adjustments) that have the effect of increasing a holder’s proportionate interest in our assets or earnings may have the same result. Any deemed distribution to a holder will be subject to tax as a dividend to the extent of our current or accumulated earnings and profits.

Conversion or repurchase of Debentures into or with our common stock will dilute the ownership interests of other stockholders. In addition, to the extent that outstanding options to purchase shares of our common stock are exercised or other equity awards are granted under our incentive plans, there will be further dilution.

Our stock price may be volatile due to the nature of our business as well as the nature of the securities markets, which could affect the value of an investment in our common stock, the Debentures or the Senior Notes.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation which involves substantial costs and a diversion of those companies’ management’s attention and resources. Many factors may cause the market price for our common stock to decline or fluctuate, perhaps substantially, including:

•	failure of net sales, results of operations or cash flows from operations to meet the expectations of securities analysts or investors;

•	recording of additional restructuring, impairment or other charges or costs;

•	downward revisions in revenue, earnings or cash flow estimates of securities analysts;

•	downward revisions or announcements that indicate possible downward revisions in the ratings on the Senior Notes or the Debentures;

•	speculation in the press or investor perception concerning our industry or our prospects; and

•	changes in general capital market conditions;

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

•

the possibility that average graphite electrode revenue per metric ton in the future may be different than current market prices due to changes in product mix, changes in currency exchange rates, changes in competitive market conditions or other factors;

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

•

the possibility that our outlook could be significantly impacted by, among other things, changes in interest rates by the U.S. Federal Reserve Board or other central banks, changes in fiscal policies by the U.S. and other governments, developments in the Middle East, North Korea, and other areas of concern, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism;

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

•	the possibility that the timing and amount of expenditures that we anticipate in connection with our restructuring and plant closing activities may vary significantly from our expectations;

•	the possibility that we may not complete planned asset sales for amounts or at times anticipated or at all;

•	the possibility that we may not achieve the earnings or other financial or operational metrics that we provide as guidance from time to time;

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently operate the following facilities, which are owned or leased as indicated.

Location of Facility	Primary Use	Owned or Leased

U.S.
Parma, Ohio	Corporate Headquarters, Technology Center, Testing Facility, Pilot Plant, Advanced Flexible Graphite Manufacturing Facility and Sales Office	Owned
Lakewood, Ohio	Flexible Graphite Manufacturing Facility and Sales Office	Owned
Clarksville, Tennessee	Sales Office	Leased
Columbia, Tennessee	Advanced Graphite Materials Manufacturing and Warehousing Facility	Owned
Lawrenceburg, Tennessee	Refractories Manufacturing Facility	Owned
Clarksburg, West Virginia	Advanced Graphite Materials Manufacturing Facility and Sales Office	Owned

Europe

Calais, France	Graphite Electrode Manufacturing Facility	Owned
Notre Dame, France	Advanced Graphite Materials Manufacturing Facility and Sales Office	Owned
Caserta, Italy	Former Graphite Electrode Machine Shop	Owned
Malonno, Italy	Advanced Graphite Materials Machine Shop and Sales Office	Owned
Saronno, Italy	Sales Office	Leased
Moscow, Russia	Sales Office	Leased
Vyazma, Russia	Graphite Electrode Warehouse	Owned
Pamplona, Spain	Graphite Electrode Manufacturing Facility and Sales Office	Owned
Bussigny, Switzerland	Sales Office	Leased

Other International
Salvador Bahia, Brazil	Graphite Electrode Manufacturing Facility	Owned
Sao Paulo, Brazil	Sales Office	Leased
Beijing, China	Sales Office	Leased
Hong Kong, China	Sales Office	Leased
Monterrey, Mexico	Graphite Electrode Manufacturing Facility and Sales Office	Owned
Meyerton, South Africa	Graphite Electrode Manufacturing Facility and Sales Office	Owned

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

MARKET INFORMATION

Our common stock is listed on the NYSE under the trading symbol “GTI.” The closing sale price of our common stock was $6.92 on December 29, 2006, the last trading day of our last fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales price per share for our common stock as reported by the NYSE.

	High	Low
2005
First Quarter	$9.35	$5.41
Second Quarter	5.73	3.21
Third Quarter	6.27	4.24
Fourth Quarter	7.14	4.86
2006
First Quarter	$7.82	$4.34
Second Quarter	7.58	5.44
Third Quarter	6.00	5.05
Fourth Quarter	7.13	5.55

At January 31, 2007, there were 118 record holders of common stock. We estimate that there were about 5,403 stockholders represented by nominees.

Our common stock is included in the Russell 2000 Index.

The information required by this Item 5 with respect to GTI’s Stockholder Rights Plan is set forth under “Stockholder Rights Plan” in Note 17 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

DIVIDEND POLICIES AND RESTRICTIONS

It is the current policy of GTI’s Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of GTI’s Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Revolving Facility and the Senior Notes and other factors deemed relevant by GTI’s Board of Directors. We did not pay any cash dividends or purchase common shares in 2006. We do not anticipate paying cash dividends or repurchasing common stock in the foreseeable future.

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

PERFORMANCE GRAPH

The following graph compares the 5-year total return provided to shareholders of our common stock to the cumulative total return of the Dow Jones Industrial Average and the Russell 2000 Index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2001 and its relative performance is tracked through December 31, 2006.

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6.	Selected Financial Data

The data set forth below should be read in conjunction with “Part I. Preliminary Notes-Presentation of Financial, Market and Legal Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$505,827	$618,872	$742,255	$773,028	$855,433
Income (loss) from continuing operations (a)	(17,642)	(24,609)	17,451	(120,541)	42,400

Basic earnings per common share:
Income (loss) from continuing operations	$(0.32)	$(0.37)	$0.18	$(1.23)	$0.43
Income (loss) from discontinued operations (b)	(0.01)	0.01	(0.00)	(0.05)	0.50

Net income (loss)	$(0.33)	$(0.36)	$0.18	$(1.28)	$0.93

Weighted average common shares outstanding (in thousands)	55,942	67,981	96,548	97,689	97,965

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.32)	$(0.37)	$0.17	$(1.23)	$0.43
Income from discontinued operations (b)	(0.01)	0.01	(0.00)	(0.05)	0.43

Net income (loss)	$(0.33)	$(0.36)	$0.17	$(1.28)	$0.86

Weighted average common shares outstanding (in thousands)	55,942	67,981	98,149	97,689	112,152

Balance sheet data (at period end):
Total assets	$847,659	$966,389	$1,067,818	$886,820	$906,201
Other long-term obligations (c)	249,622	204,214	149,462	107,704	103,408
Total long-term debt	722,449	533,934	671,446	703,743	665,400

Other financial data:
Net cash provided by (used in) operating activities	$(61,102)	$(26,528)	$(132,266)	$7,989	$64,181
Net cash provided by (used in) investing activities	(49,539)	(22,113)	(56,310)	(60,381)	118,538
Net cash provided by (used in) financing activities	78,525	69,133	176,606	36,184	(39,568)

(a)

For 2002, includes a restructuring charge of $5.8 million, pertaining primarily to the rationalization of graphite electrode manufacturing operations in Caserta, Italy. For 2002, includes an impairment charge of $17.0 million, primarily related to impairment losses on long-lived carbon electrode assets in Columbia, Tennessee, on available-for-sale securities, and on our investment in our venture with Jilin Carbon Ltd. in China.

For 2003, includes a restructuring charge of $19.8 million, pertaining primarily to the closure and settlement of our U.S. non-qualified defined benefit plan for the participating salaried workforce, with the remaining due to further organizational changes. For 2003, includes an impairment charge of $7.0 million, primarily related to the closure of the majority of the graphite electrode manufacturing operations in Caserta, Italy and a net write-off of the remaining book value of assets of our former graphite electrode manufacturing operations in Clarksville, Tennessee.

For 2004, includes a restructuring benefit of $0.5 million, pertaining primarily to a net benefit associated with the closure of our graphite electrode manufacturing operations in Caserta, Italy, offset by severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom and changes in estimates related to U.S. voluntary and selective severance programs.

For 2005, includes a restructuring charge of $9.7 million, pertaining primarily to a $6.1 million charge associated with the rationalization of our graphite electrode facilities, including those in Brazil, France, and Russia, a $3.2 million charge associated with the closure of our graphite electrode manufacturing operations at Caserta, Italy, a $0.5 million charge primarily associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio, an $0.8 million charge associated with the phase out of our graphite electrode machining operations in Clarksville, Tennessee and a $0.4 million charge associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom, offset by a $1.3 million benefit associated with a change in estimate pertaining to the closure of certain graphite electrode manufacturing operations. For 2005, includes a $2.9 million charge related to the impairment of our long-lived carbon electrode fixed assets in Columbia, Tennessee.

Provision for income taxes in 2005 was a charge of $168.0 million primarily due to a charge resulting from a net change in the total valuation allowance for 2005 of $153.1 million. During the 2005 year end financial accounting closing process, we determined that the timing of when we will generate sufficient U.S. taxable income to realize our U.S. deferred tax assets became less certain; therefore, we recorded valuation allowances.

For 2006, includes a restructuring charge of $10.0 million, pertaining primarily to a $3.0 million charge associated with the rationalization of our graphite electrode facilities, including those in France and the United States, a $1.8 million charge associated with the closure of our graphite electrodes manufacturing operations in Caserta, Italy, a $1.4 million charge primarily associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio and a $2.7 million charge associated with severance and other costs related to the shutdown of our carbon electrode production operations in Columbia, Tennessee.

For 2006, includes a $6.6 million impairment charge related to the abandonment of capitalized costs related to our enterprise resource planning system, caused by indefinite delays in the implementation of remaining facilities, a $1.4 million impairment charge related to the write-down of long-lived assets in Etoy, Switzerland, as the estimated fair value less selling costs exceeded book value, a $0.8 million loss related to the abandonment of certain long-lived assets associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee, and a $1.7 million loss for the abandonment of certain fixed assets related to our graphite electrode operations.

For 2006, includes a $2.5 million charge related to the settlement of three foreign customer lawsuits associated with anti-trust lawsuits and related items.

For 2006, includes a charge related to our incentive compensation program amounting to $23.3 million.

(b)

For 2002 and 2003, income (loss) from discontinued operations includes the composite tooling business sold in 2003 and the cathodes business sold in 2006. Income (loss) from discontinued operations for 2004, 2005, and 2006 is comprised solely of cathode business.

(c)

Represents liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, pension and post-retirement benefits and related costs and miscellaneous other long-term obligations.

The following quarterly selected consolidated financial data have been derived from the Consolidated Financial Statements for the periods indicated which have not been audited. The selected quarterly consolidated financial data set forth below should be read in conjunction with “Part I. Preliminary Notes – Presentation of Financial, Market and Legal Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

The results for the second and third quarter of 2006 include currency losses within other expense that are incorrectly included in the statement of operations related to remeasurement losses for non-dollar denominated intercompany loans. These errors were corrected in the fourth quarter of 2006. This resulted in (1) an understatement of income from continuing operations of $0.3 million in second quarter of 2006, (2) an understatement of income from continuing operations of $4.4 million in third quarter of 2006 and (3) an overstatement of income from continuing operations of $4.7 million in the fourth quarter 2006. We have determined that the impact of this item in all interim periods was not material.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2005
Net sales	$183,997	$189,636	$183,682	$215,713
Gross profit	46,109	54,616	55,215	63,273
Income (loss) from continuing operations (a)	3,266	6,756	16,941	(147,504)

Basic earnings per common share:
Income (loss) per share from continuing operations	$0.04	$0.07	$0.17	$(1.51)
Income (loss) per share from discontinued operations	(0.02)	(0.01)	(0.01)	(0.01)

Diluted earnings per common share:
Income (loss) per share from continuing operations	$0.04	$0.07	$0.16	$(1.50)
Income (loss) per share from discontinued operations	(0.02)	(0.01)	(0.01)	(0.01)

2006
Net sales	$174,192	$223,314	$222,445	$235,482
Gross profit	50,757	61,418	66,161	71,012
Income (loss) from continuing operations (b)	(3,851)	10,039	9,984	26,228

Basic earnings per common share:
Income (loss) per share from continuing operations	$(0.04)	$0.10	$0.10	$0.27
Income (loss) per share from discontinued operations	(0.01)	(0.01)	(0.00)	0.52

Diluted earnings per common share:
Income (loss) per share from continuing operations	$(0.04)	$0.10	$0.09	$0.24
Income (loss) per share from discontinued operations	(0.01)	(0.01)	0.00	0.45

(a)	The 2005 first quarter includes a $0.4 million restructuring charge, primarily pertaining to the closure of our advanced graphite machining operations in Sheffield, United Kingdom.

The 2005 second quarter and 2005 third quarter include nominal restructuring charges or benefits.

The 2005 fourth quarter includes a restructuring charge of $9.1 million pertaining primarily to a $5.9 million charge associated with the rationalization of our graphite electrode facilities, including those in Brazil, France, and Russia, a $3.3 million charge associated with the closure of our graphite electrode manufacturing operations at Caserta, Italy, a $0.6 million charge primarily associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio, and a $0.6 million charge associated with the phase out of our graphite electrode machining operations in Clarksville, Tennessee, offset by a $1.3 million benefit associated with a change in estimate pertaining to the closure of certain graphite electrode manufacturing operations.

The 2005 fourth quarter also includes a $2.9 million charge related to the impairment of our long-lived carbon electrode fixed assets in Columbia, Tennessee.

The 2005 fourth quarter provision for income taxes was a charge of $157.3 million primarily due to a charge resulting from a net change in the total valuation allowance for 2005 of $153.1 million. During the 2005 year end financial accounting closing process, we determined that the timing of when we will generate sufficient U.S. taxable income to realize our U.S. deferred tax assets became less certain; therefore, we recorded a valuation allowance.

(b)

The 2006 first quarter includes a restructuring charge of $1.2 million primarily related to the rationalization of our graphite electrode facility in France, a $0.9 million charge primarily associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio, a $0.2 million charge related to the rationalization of our graphite electrode machining operations in Clarksville, Tennessee, and a $0.2 million charge related to the shutdown of our carbon electrode production operations in Columbia, Tennessee.

The 2006 first quarter also includes a $6.6 million charge related to the abandonment of capitalized costs related to our enterprise resource planning system and a $1.4 million impairment charge related to the write-down of long-lived assets in Etoy, Switzerland.

The 2006 second quarter includes a restructuring charge of $0.9 million related to the rationalization of our graphite electrode facility in France, a $0.5 million charge related primarily with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio and a $1.3 million charge primarily associated with the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

The 2006 second quarter includes a $0.6 million impairment loss associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee. The 2006 second quarter also includes a $2.5 million charge related to the settlement of three foreign customer lawsuits associated with anti-trust and related items.

The 2006 third quarter includes a restructuring charge of $0.8 million related to the rationalization of our graphite electrode facilities in France and Russia, a $0.2 million charge related primarily with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio, a $0.4 million charge primarily associated with the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility and a $0.3 million charge related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.

The 2006 fourth quarter includes a $1.7 million loss associated with the abandonment of certain fixed assets in our graphite electrode segment and restructuring charges of $2.3 million primarily related to severance and related costs associated with our graphite electrode restructuring initiatives.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

We have four major product categories: graphite electrodes, advanced graphite materials, carbon refractories, and natural graphite.

Reportable Segments. Previously, our businesses reported in the following reportable segments: synthetic graphite, which consisted of graphite electrodes, cathodes and advanced graphite materials and related services; and other, which consisted of natural graphite, carbon electrodes, and refractories and related services.

In the fourth quarter of 2006, we sold our cathode assets (including our 70% interest in Carbone Savoie) for $135.0 million less certain price adjustments and the purchaser’s assumption of liabilities. In accordance with SFAS No. 144, we have classified this business as discontinued operations and have reflected this change for all periods contained within this Report. As a result of the sale, the structure of our organization as well as the methods and information used by the chief operating decision maker to allocate resources and assess performance was realigned to meet improved corporate goals and strategies. With these changes, we evaluated our reportable segments and have concluded that our graphite electrode and advanced graphite materials businesses are now reportable segments under SFAS No. 131. The remaining operating segments, natural graphite products, refractories, and carbon electrodes are combined as Other Businesses and shown as a third segment. The segment information throughout this section of the Report has been adjusted to reflect these segments.

•	Graphite electrode, which primarily serves the steel industry and includes graphite electrode product operations and related services.

•	Advanced graphite materials, which includes primary and specialty products and related services for the transportation, semiconductor and other markets.

•	Other businesses, which includes natural graphite products, refractories and carbon electrodes.

Reference is made to the information under “Part I” for background information on our businesses, industry and related matters.

Update to Previously Released Preliminary Unaudited Results. On February 28, 2007, we announced preliminary and unaudited financial results for the fourth quarter and end year ended December 31, 2006, including net income for 2006 of $85.9 million. In March of 2007 but prior to filing this Form 10-K, we announced certain changes in our results that were identified during our year end review process. As a result of these changes, our net income increased to $91.3 million. The increase is primarily due to additional income related to the remeasurement of non-dollar denominated intercompany loans. The remeasurement changed Other (income) expense, net, in the consolidated statement of operations from expense of $1.4 million to income of $4.1 million.

GLOBAL ECONOMIC CONDITIONS AND OUTLOOK

We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate.

2004 and 2005. Overall, global and regional economic conditions strengthened throughout 2004 and remained relatively stable in 2005. We estimate that worldwide steel production was about 1.05 billion metric tons in 2004 and 1.13 billion metric tons in 2005, about a 9% and 8% increase, respectively, over the prior year. In 2004, worldwide graphite electrode demand increased to approximately 1 million metric tons driven by increased steel production and, in particular, EAF steel production. In 2005, China’s steel production grew almost 25%, a faster rate than the worldwide market, and represented the single largest contributor to the growth in global steel demand. Chinese steel production was approximately 88% blast oxygen furnace related. However, China also was the growth leader for new EAF steel production. Overall, EAF steel production capacity grew, primarily driven by new EAF furnaces in China, and to a lesser extent, in Russia, the Middle East and North

America. This contributed to a favorable global pricing environment in 2004 and 2005.

Demand for our advanced graphite materials increased significantly in 2004 and 2005, as compared to 2003. The increases were mainly in the energy related markets, including solar, silicon and oil and gas exploration, and defense and transportation industries. We operated our advanced graphite materials capacity at very high levels in 2005.

2006. Overall, global and regional economic conditions remained relatively stable in 2006. We estimate that worldwide steel production was about 1.24 billion metric tons in 2006, about a 10% increase as compared to 2005. China’s steel production continued to grow at a faster rate than the worldwide market. In 2006, China’s production grew almost 20% and represented the single largest contributor to the growth in global steel demand. Chinese steel production remained approximately 88% blast oxygen furnace related. However, China also remains the growth leader for new EAF steel production. Overall, EAF steel production capacity continued to grow, primarily driven by new EAF furnaces in China, and to a lesser extent, in Russia, the Middle East and North America. This contributed to a more favorable global pricing environment in 2006.

Demand for our advanced graphite materials increased significantly in 2006 as compared to 2005. The increases were mainly in the energy related markets, including solar, silicon and oil and gas exploration, and defense and transportation industries. We operated our advanced graphite materials capacity at very high levels in 2006.

Outlook. Global and regional economic conditions are expected to remain relatively stable in 2007. We estimate that worldwide total steel production will increase to about 1.29 billion metric tons in 2007, about 4% higher than in 2006. Global EAF steel production is expected to grow approximately 2%.

Worldwide graphite electrode demand is also expected to remain stable in 2007. We expect demand growth from the EAF steel market of about 2-3%. This increase in EAF demand is expected to be offset by a decrease in consumption. As such, overall graphite electrode demand is expected to remain flat compared to 2006.

We expect 2007 net sales of graphite electrodes to increase approximately 15% over 2006. We expect 2007 graphite electrode sales volume to be approximately 205,000 metric tons, depending on market conditions. We expect upward pressure on most of our raw material costs, including freight, energy and petroleum-based raw materials. These cost increases will impact almost all of our product lines.

In 2007, we believe that the overall demand for advanced graphite materials will remain at a high level, resulting from continued strength in the energy markets and defense and transportation industries. The continued overall strength of the economy in the markets served has kept the demand high for our core products which are used in the industrial and chemical sectors. As a result of this high demand, we continue to be virtually sold out at full capacity in 2007. Due to the cathodes divestiture we have approximately 5% lower capacity than we had prior to the divestiture.

We expect 2007 capital expenditures to be approximately $50 million. We expect depreciation expense to be approximately $35 million, and interest expense to be approximately $45 million.

Our sales of carbon electrodes will be less in 2007 due to our planned exiting of that business by the end of 2007.

Our outlook could be significantly impacted by, among other things, factors described under “Item 1A – Risk Factors” and “Item 1A – Forward Looking Statements” in this Report.

FINANCING TRANSACTIONS

During 2004, we repurchased Senior Notes for cash or in exchange for shares of our common stock. See Note 5 to the Consolidated Financial Statement for more detailed information.

On January 22, 2004, we completed an offering of $225.0 million aggregate principal amount of Debentures at a price of 100% of principal amount. The net proceeds from the offering were approximately $218.8 million. We used the net proceeds to repay the remaining $21.4 million of term loans outstanding under the Senior Facilities, to make provisional payments of $74.1 million against the fine (the “EU antitrust fine”) that was assessed against us in 2001 by the Directorate

General IV of the European Communities (the “EU Competition Authority”), and to fund general corporate purposes, including replacement of financing previously provided by factoring of accounts receivable that are complementary to our businesses. The balance was invested in short-term, investment quality, interest-bearing securities or deposits.

On February 8, 2005, we completed a substantial amendment and restatement of the Credit Agreement to effect a refinancing of the Revolving Facility. We believe the refinancing has enhanced our stability and liquidity. The Revolving Facility now provides for loans and letters of credit in a maximum amount outstanding at any time of up to $215.0 million and matures in July 2010. As a result of the refinancing, we have no material debt scheduled to mature prior to July 2010.

On January 12, 2007, we and certain of our subsidiaries requested U.S. Bank National Association, as trustee, to redeem $120 million of the outstanding principal amount of the 10 1/4% Senior Notes due 2012, at 105.125% of the principal amount, plus accrued interest. This redemption occurred in February 2007. We also plan to redeem an additional $15.0 million in March 2007. After these redemptions, $300 million in principal of the Senior Notes remains outstanding.

ANTITRUST LITIGATION AGAINST US

Beginning in 1997, the United States Department of Justice (“DOJ”) and other foreign antitrust authorities commenced investigations into alleged violations of the antitrust laws in connection with the sale of graphite electrodes. These antitrust investigations and related lawsuits and claims have been resolved. Several of the investigations resulted in the imposition of fines against us which have been timely paid. At December 31, 2005 and December 31, 2006, respectively, $26.0 million and $5.4 million remained in the reserve for liabilities and expenses in connection with these antitrust investigations and related lawsuits and claims, which have also been resolved. In January 2007, we paid the last scheduled installment of the fine imposed by the DOJ.

OTHER PROCEEDINGS AGAINST US

We are involved in various other investigations, lawsuits, claims, demands, environmental compliance programs, and other legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of these matters and proceedings, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows.

REALIZABILITY OF NET DEFERRED TAX ASSETS AND VALUATION ALLOWANCES

At December 31, 2006, we had $231.5 million of gross deferred income tax assets, of which $200.5 million required a valuation allowance. Our valuation allowance does not affect our ability and intent to utilize the deferred income tax assets as we generate sufficient future profitability. In addition, we had $45.9 million of gross deferred income tax liabilities. Deferred income tax assets and liabilities are classified on a net current and net non-current basis for each tax jurisdiction.

The net change in gross deferred income tax assets for 2006 was a decrease of $16.5 million, of which $5.5 million was related to utilization of net operating losses and foreign tax credits, which had a full valuation allowance against them. The net change in the total valuation allowance for 2006 was a decrease of $7.9 million.

We are executing current strategies, and developing future strategies, to improve sales, reduce costs and improve our capital structure in order to improve U.S. taxable income to a level sufficient to fully realize these benefits in future years. The current U.S. tax attributes, if utilized, will allow us to significantly reduce our cash tax obligations in the U.S. We currently expect our overall 2007 book tax rate to be 36% to 38%.

CUSTOMER BASE

We are a global company and serve all major geographic markets. Sales of our products to customers outside the U.S. accounted for about 76% of our net sales in 2004, 70% of our net sales in 2005, and 77% of our sales in 2006. In 2006, three of our ten largest customers were based in Europe, two each in the U.S., South Africa and Mexico, and one in Brazil.

In 2006, our ten largest customers were purchasers of graphite electrode products. No single customer or group of affiliated customers accounted for more than 10% of our net sales in 2006.

RESULTS OF OPERATIONS

Financial information discussed below excludes our cathodes business that was sold in December 2006 and has been accounted for as discontinued operations.

2005 Compared to 2004.

Consolidated. Net sales of $773.0 million in 2005 represented a $30.7 million, or 4.1%, increase from net sales of $742.3 million in 2004. Net sales of graphite electrodes increased $14.6 million primarily due to higher average graphite electrode sales revenue per metric ton, offset by lower sales volumes and a less favorable product sales mix. Advanced graphite materials net sales increased $9.4 million due primarily to higher sales volumes and improved pricing.

Cost of sales of $553.8 million in 2005 represented a $0.9 million, or 0.2%, increase from cost of sales of $552.9 million in 2004. Cost of sales increased $26.3 million due to higher operating costs, $5.5 million due to the net unfavorable impacts of currency exchange rates and $3.6 million due to other costs, partially offset by a decrease of $34.4 million due to lower sales volumes, and $0.2 million due to a favorable product mix.

Gross profit of $219.2 million in 2005 represented a $29.9 million, or 15.8%, increase from gross profit of $189.3 million in 2004. Gross margin increased to 28.4% of net sales in 2005 from 25.5% of net sales in 2004.

Selling and administrative increased $9.4 million, or 11.8%, from $80.0 million in 2004 to $89.4 million in 2005. The increase was primarily due to higher selling expenses of approximately $4.0 million associated with higher net sales, increased employee compensation costs of approximately $4.4 million ($1.8 million of which was associated with restricted stock grants), an increase in third party professional fees of $0.5 million, and an increase of $0.5 million of other costs.

Research and development expenses increased $1.5 million, or 25.4%, from $5.9 million in 2004 to $7.4 million in 2005, with the increase primarily due to increased headcount to support growth in our natural graphite business.

Other (income) expense, net, was expense of $19.9 million in 2005 as compared to expense of $21.4 million in 2004. The net decrease in expense of $1.5 million was primarily due to losses of $8.8 million attributable to a reduction of Senior Notes outstanding (due to debt for equity exchanges and repurchases) occurred in 2004, a decrease in expenses pertaining to legal, environmental and other related costs of $5.7 million in 2005 as compared to 2004, a decrease in non-income tax charges of $3.4 million for 2005 as compared to 2004, benefits pertaining to foreign currency exchange rate contracts of $1.3 million as gains were recognized in 2005 as compared to losses in 2004, a decrease in fair value adjustment losses on interest rate caps of $3.3 million for 2005 as compared to 2004, and a net decrease in other costs of $4.2 million, offset by losses due to changes in currency exchange rates, primarily associated with Euro-denominated inter-company loans, increasing $25.1 million for 2005 as compared to 2004.

In 2004, we recorded a net restructuring charge of $0.5 million, comprised primarily of a $2.5 million net benefit associated with the closure of our graphite electrode manufacturing operations in Caserta, Italy (consisting of a reduction in cost estimate, partially offset by the completion of further severance agreements for employees terminated in connection with the closure), offset by a $1.3 million charge relating primarily to severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom and a $0.6 million charge associated primarily with changes in estimates related to U.S. voluntary and selective severance programs.

In 2005, we recorded a net restructuring charge of $9.5 million comprised primarily of the following: a $4.6 million charge associated with the rationalization of our graphite electrode facilities, including those in Brazil, France, and Russia, a net $4.0 million charge associated with the closure of our graphite electrode manufacturing operations at Caserta, Italy and Clarksville, Tennessee. We also incurred a $0.5 million charge primarily associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio and a $0.4 million charge associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom.

The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets. The following table summarizes activity relating to the accrual:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2004	$19,253	$9,410	$28,663

Restructuring charges	4,321	985	5,306
Change in estimates	—	(5,854)	(5,854)
Payments and settlements, including non-cash items of $2,814	(18,367)	(1,300)	(19,667)
Effect of change in currency exchange rates	340	64	404

Balance at December 31, 2004	5,547	3,305	8,852

Restructuring charges	10,880	474	11,354 *
Change in estimates	(260)	(1,365)	(1,625)
Payments and settlements	(4,999)	(1,671)	(6,670)
Effect of change in currency exchange rates	(435)	51	(384)

Balance at December 31, 2005	$10,733	$794	$11,527

*	Includes restructuring charges of $0.2 million related to our cathodes operations.

At December 31, 2005, the outstanding balance of our restructuring reserve was $11.5 million. The components of the balance at December 31, 2005 consisted primarily of:

Graphite Electrode:

•	$6.0 million related to the rationalization of our graphite electrode facilities, including Brazil, France, and Russia;

•	$3.9 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy; and

•	$0.7 million related to the phase out of our graphite electrode machining operations in Clarksville, Tennessee.

Other Businesses:

•	$0.9 million primarily related to the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio.

In 2005, we recorded a $2.9 million charge related to the impairment of our long-lived carbon electrode fixed assets in Columbia, Tennessee as a result of our 2005 fourth quarter review of our carbon electrode forecasts. The future estimated undiscounted cash flows expected to result from the use of these assets were below their respective carrying amounts. As a result, an impairment loss was measured as the difference between the assets’ carrying amount and fair value, which was based on current estimates of market price.

We recorded a $1.3 million charge for additional potential liabilities and expenses in connection with antitrust investigations and related lawsuits and claims in the 2004 first quarter. This charge was offset by a gain due to the refund of €10 million ($12.2 million based on currency exchange rates then in effect) that we received from the EU Competition Authority as a result of the reduction of the EU antitrust fine to €42 million, plus accrued interest of €7.7 million (which was calculated at a rate of 8.04% per annum), an aggregate of about $59 million at currency exchange rates in effect at the time the decision on our appeal thereof was issued.

The following table presents an analysis of interest expense:

	For the Year Ended December 31,
	2004	2005
	(Dollars in thousands)
Interest incurred on debt	$43,780	$42,222
Interest rate swap benefit	(11,313)	(1,914)
Amortization of fair value adjustments for terminated hedge instruments	(2,468)	(1,744)
Accelerated amortization of fair value adjustments for terminated hedge instruments due to reduction of Senior Notes	(4,746)	—
Amortization of debt issuance costs	4,834	3,569
Interest on DOJ antitrust fine	710	507
Amortization of premium on Senior Notes	(272)	(190)
Amortization of discount on Debentures	867	885
Interest incurred on other items	340	347

Interest expense from continuing operations	31,732	43,682
Interest related to discontinued operations	7,446	9,034

Total interest expense	$39,178	$52,716

Average total debt outstanding was $675.6 million in 2004 as compared to $708.8 million in 2005. The average annual interest rate was 5.5% in 2004 as compared to 6.9% in 2005. These average rates represent the average rates on total debt outstanding and include the benefits, if any, of our interest rate swaps.

Provision for income taxes was a charge of $168.0 million in 2005 as compared to a charge of $45.3 million in 2004. The effective income tax rate was approximately 354.0% in 2005. The higher effective income tax rate was primarily due to a charge resulting from a net change in the total valuation allowance for 2005 of $153.1 million. During the 2005 year-end financial accounting closing process, we determined that the timing of when we will generate sufficient U.S. taxable income to realize our U.S. deferred tax assets became less certain; therefore, we recorded a valuation allowance, primarily against our net federal deferred tax assets in the U.S., of $149.7 million. We recorded similar valuation allowances in certain other jurisdictions in both the second and fourth quarters of 2005, which resulted in charges totaling $3.3 million.

The effective income tax rate was 72.2% in 2004. The higher effective income tax rate was primarily due to the implementation of the 2004 special tax election that accelerated approximately $215.2 million of taxable income in the U.S. that resulted in the utilization of approximately $26.2 million in deferred tax assets, of which approximately $20.0 million were existing foreign tax credits, and $6.3 million of net operating loss carry forward. The effective rate in 2004 was also impacted by a benefit from the EU Competition Authority refund, which was non-taxable in the U.S., and by nondeductible expenses associated with certain restructuring charges.

Excluding the change in valuation allowances, impact of restructuring charges and the tax expense resulting from the 2004 special tax election, the 2005 effective tax rate was 38%. Excluding the impact of restructuring charges, the tax expense resulting from the 2004 special tax election and the antitrust benefits, the 2004 effective tax rate was 36%.

The loss from discontinued operations, net of tax, was $4.6 million in 2005 compared to the loss from discontinued operations, net of tax, of $0.4 million in 2004.

As a result of the matters described above, our net loss was $125.2 million in 2005 as compared to net income of $17.0 million in 2004.

Segment Net Sales. The following table represents our net sales by segment for the years ended December 31, 2004 and 2005.

	For the Year Ended December 31,
	2004	2005
	(Dollars in thousands)
Graphite electrode	$567,856	$582,472
Advanced graphite materials	79,145	88,541
Other businesses	95,254	102,015

Total net sales	$742,255	$773,028

Our analysis of the percentage change in net sales for graphite electrode and advanced graphite materials is set forth in the following table:

	Volume	Price	Mix	Currency	Other	Net Change
Graphite electrode	(9)%	14%	(3)%	0%	1%	3%
Advanced graphite materials	7%	4%	0%	1%	0%	12%

Net sales for the graphite electrode segment were relatively flat as the higher selling prices were offset by the lower sales volume and unfavorable product mix. Advanced graphite materials sales increased by 12% due to increased sales volumes and, partially, pricing increases in the year.

Net sales for our other businesses increased $6.8 million, from $95.3 million in 2004 to $102.0 million in 2005 primarily related to increased sales volume for natural graphite products and carbon electrodes partially offset by a decrease in refractories.

Segment Operating Income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the years ended December 31, 2004 and 2005:

	For the Year Ended December 31,
	2004	2005
	(Dollars in thousands)
Graphite electrode	$84,155	$95,706
Advanced graphite materials	12,089	14,701
Other businesses	7,673	(435)

Total segment operating income	$103,917	$109,972

Our analysis of the percentage change in operating expenses, including restructuring and impairment charges for graphite electrode and advanced graphite materials is set forth in the following table:

	Operating Expenses
	2004	2005	Change
	(Percentage of sales)
Graphite electrode	85%	84%	(1%)
Advanced graphite materials	85%	83%	(2%)

Segment operating expenses as a percentage of sales for graphite electrodes decreased 1% point in 2005. However, total segment operating expenses increased $3.1 million in 2005. This increase was attributable to an unfavorable net currency impact of $5.3 million, increased raw material and production costs of $20.4 million and higher selling and administrative costs, including research and development, of $3.9 million. The increase in selling and administrative costs is attributable to increased employee compensation costs (associated with stock issuances) and third party professional costs, as well as, selling costs resulting from higher sales. Restructuring and impairment charges for graphite electrodes increased $11.0 million in 2005 from $2.0 million benefit in 2004 to $9.0 million in 2005, primarily related to severance costs at our Caserta, Italy, facility of about $3.2 million, $4.6 million for our Notre Dame facility and $1.2 million at other locations. These increases were offset by lower sales volumes of about $37.5 million.

As a percentage of sales, there was a 2% decrease in segment operating expenses for advanced graphite materials in 2005. However, total segment operating expenses increased by $6.8 million. The increase was the result of higher sales volume of $4.2 million, increased energy and other production costs, including inventory disposals and currency impact, net of $0.8 million. Higher selling expenses associated with higher sales, increased employee compensation and related benefit charges, and other corporate professional charges resulted in a $2.7 million increase. For advanced graphite materials, restructuring charges decreased in 2005 by $0.9 million. In 2004, $1.4 million was charged for severance programs and related benefits at our Sheffield, United Kingdom facility, compared to $0.5 million in 2005.

Segment operating expenses for other businesses increased by $14.9 million and was primarily attributable to increased sales volumes and selling and administrative expenses for natural graphite products and refractories of about $12.2 million and also higher operating costs for carbon electrodes associated with increased sales volumes. In 2005, we recorded a $2.9 million impairment charge for long-lived assets for carbon electrode fixed assets at our Columbia, Tennessee facility.

2006 Compared to 2005.

Consolidated. Net sales of $855.4 million in 2006 represented an $82.4 million or 10.7% increase from net sales of $773.0 million in 2005. Net sales of graphite electrodes increased $87.5 million, or 15.0%, primarily due to increased sales volumes and favorable price increases, offset slightly by an unfavorable product mix in 2006 compared to 2005. Advanced graphite materials net sales increased $15.2 million, or 17.2%, due to favorable volumes and prices in 2006 compared to 2005.

Cost of sales of $606.1 million in 2006 represented a $52.3 million, or 9.4%, increase from cost of sales of $553.8 million in 2005. Cost of sales increased due to higher sales volumes, higher raw material and operating costs, and increased employee compensation costs related to our incentive compensation program. These increases were offset by a decrease due to reduced period costs associated with the exit of the carbon electrode business.

Gross profit of $249.3 million in 2006 represented a $30.1 million, or 13.7%, increase from gross profit of $219.2 million in 2005. Gross margin increased to 29.1% of net sales in 2006 from 28.4% of net sales in 2005.

Research and development expenses increased $3.2 million, or 43.2%, from $7.4 million in 2005 to $10.6 million in 2006, with the increase primarily due to a $1.1 million increase in employee compensation costs related to our incentive compensation program and increased expenses relating to other research and development efforts primarily attributable to our graphite electrode segment and natural graphite products division.

Selling and administrative expenses increased $15.8 million, or 17.7%, from $89.4 million in 2005 to $105.2 million in 2006. The increase was due primarily to increased employee compensation costs related to our incentive compensation program of $11.3 million, increased employee benefit costs of $1.3 million and $3.2 million of other selling expenses associated with higher net sales, including higher bad debt and tax expenses.

Other (income) expense, net was a benefit of $4.1 million in 2006 compared to a charge of $19.9 million in 2005. The increase was caused by a decrease in currency losses of $24.3 million, a decrease of costs related to the write-off of capitalized bank fees and related debt extinguishment costs of $1.6 million, an increase in gains on the sale of fixed assets of $4.6 million, and a $1.5 million benefit related to our Brazil sales tax provision recorded in 2006. These decreases were offset by an increase in legal, environmental and other related costs of $0.7 million, an increase of $1.6 million associated with the move of corporate headquarters from Wilmington, Delaware to Parma, Ohio, and an increase in other costs of $5.6 million, due primarily to favorable fair value adjustments on the Debenture redemption make-whole option of $2.7 million in 2005 that did not occur in 2006.

In 2005, we recorded a net restructuring charge of $9.5 million comprised primarily of the following: a $4.6 million charge associated with the rationalization of our graphite electrode facilities, including those in Brazil, France, and Russia, a net $4.0 million charge associated with the closure of our graphite electrode manufacturing operations at Caserta, Italy and Clarksville, Tennessee.

We also incurred a $0.5 million charge primarily associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio and a $0.4 million charge associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom.

In 2006, we recorded a net restructuring charge of $10.0 million, pertaining primarily to a $3.7 million charge associated with the rationalization of our graphite electrode facilities, including those in France and the United States, a $1.8 million charge associated with the closure of our graphite electrodes manufacturing operations in Caserta, Italy, a $1.4 million charge primarily associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio and a $2.7 million charge associated with severance and other costs for the shutdown of our carbon electrode production operations in Columbia, Tennessee.

The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets. The following table summarizes activity relating to the accrual:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2005	$5,547	$3,305	$8,852

Restructuring charges	10,880	474	11,354 *
Change in estimates	(260)	(1,365)	(1,625)
Payments and settlements	(4,999)	(1,671)	(6,670)
Effect of change in currency exchange rates	(435)	51	(384)

Balance at December 31, 2005	10,733	794	11,527

Restructuring charges	7,097	2,385	9,482
Change in estimates	474	—	474
Payments and settlements	(12,089)	(2,752)	(14,841)
Effect of change in currency exchange rates	1,200	31	1,231

Balance at December 31, 2006	$7,415	$458	$7,873

*	Includes restructuring charges of $0.2 million related to our cathodes operations.

At December 31, 2006, the outstanding balance of our restructuring reserve was $7.9 million. The components of the balance at December 31, 2006 consisted primarily of:

Graphite Electrode

•	$2.2 million related to the rationalization of our graphite electrode facilities in France;

•	$3.4 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy; and

•	$0.8 million related to the phase out of our graphite electrode machining operations in Clarksville, Tennessee.

Other Businesses

•	$0.9 million related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

•

$0.3 million related to the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio, including lease payments on our former Corporate Headquarters and severance expenses for former employees.

In the first quarter of 2006, we abandoned long-lived fixed assets associated with costs capitalized for our enterprise resource planning system implementations due to an indefinite delay in the implementation of the remaining facilities. As a result, we recorded a

$6.6 million impairment loss, including the write off of capitalized interest, in accordance with SFAS No. 144. Additionally, we recorded a $1.4 million impairment loss to adjust the carrying value of the assets in Switzerland to the estimated fair value less estimated selling costs. In the third quarter of 2006, we sold the long-lived assets at our Etoy, Switzerland facility for $7.1 million.

In the second quarter of 2006, we abandoned certain long-lived fixed assets associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee due to changes in our initial plan of restructuring the facility. As a result, we recorded a $0.6 million impairment loss in accordance with SFAS No. 144. Also in the second quarter, management established a plan to sell our subsidiary in Vyazma, Russia. We have classified these assets as held for sale in the Consolidated Balance Sheet in accordance with SFAS No. 144.

In the fourth quarter of 2006, we abandoned certain fixed assets related to our graphite electrode operations. As a result, we recorded a $1.7 million loss in association with SFAS No. 144.

Interest expense is set forth in the following table:

	For the Year Ended December 31,
	2005	2006
	(Dollars in thousands)
Interest incurred on debt	$42,222	$42,518
Interest rate swap benefit	(1,914)	—
Amortization of fair value adjustments for terminated hedge instruments	(1,744)	(982)
Amortization of debt issuance costs	3,569	3,705
Interest on DOJ antitrust fine	507	222
Amortization of premium on Senior Notes	(190)	(211)
Amortization of discount on Debentures	885	654
Interest incurred on other items	347	618

Interest expense from continuing operations	43,682	46,524
Interest allocated to discontinued operations	9,034	9,736

Total interest expense	$52,716	$56,260

Average total debt outstanding was approximately $708.8 million in 2005 as compared to $722.4 million in 2006. The average annual interest rate was 6.9% in 2005 as compared to 7.2% in 2006. These average rates represent the average rates on total debt outstanding and include the gain or loss, if any, of our interest rate swaps.

Provision for income taxes was $27.1 million in 2006 as compared to $168.0 million in 2005. The lower income tax rate was approximately 39.1% in 2006. The lower effective income tax rate is primarily due to a benefit resulting from a net decrease in the total valuation allowance for 2006 of $1.4 million, primarily related to utilization of net operating losses and the release of valuation allowance on deferred tax assets.

The effective income tax rate was approximately 354.0% in 2005. The higher effective income tax rate was primarily due to a charge resulting from a net change in the total valuation allowance for 2005 of $153.1 million. During the 2005 year-end financial accounting closing process, we determined that the timing of when we will generate sufficient U.S. taxable income to realize our U.S. deferred tax assets became less certain; therefore, we recorded a valuation allowance, primarily against our net federal deferred tax assets in the U.S., of $149.7 million. We recorded similar valuation allowances in certain other jurisdictions in both the second and fourth quarters of 2005, which resulted in charges totaling $3.3 million.

Excluding the change in valuation allowances related to the discontinued operations, impact of restructuring charges, asset impairments and the tax expense resulting from the cathode sale, the 2006 effective tax rate was approximately 33%.

Income from discontinued operations, net of tax was $48.9 million in 2006 compared to a loss of $4.6 million in 2005. The gain from the sale of discontinued operations in 2006 was $58.6 million, before income taxes.

As a result of the matters described above, net income was $91.3 million in 2006, compared to a loss of $125.2 million in 2005.

Segment net sales. The following table represents our net sales by segment for the years ended December 31, 2005 and 2006:

	For the Year Ended December 31,
	2005	2006
	(Dollars in thousands)
Graphite electrode	$582,472	$670,012
Advanced graphite materials	88,541	103,738
Other businesses	102,015	81,683

Total net sales	$773,028	$855,433

Our analysis of the percentage change in net sales for graphite electrode and advanced graphite materials is set forth in the following table:

	Volume	Price	Mix	Currency	Other	Net Change
Graphite electrode	5%	12%	(2)%	0%	0%	15%
Advanced graphite materials	7%	10%	0%	0%	0%	17%

Net sales for the graphite electrode segment increased primarily due to increased volumes and favorable price increases offset by an unfavorable product mix in 2006 compared to 2005. Advanced graphite materials net sales increased based on higher volume and price increases during the year. Net sales for our other businesses decreased $20.3 million, from $102.0 million in 2005 to $81.7 million in 2006 primarily related to decreased sales volumes of carbon electrodes, due to the planned exiting of this business, as well as decreased volumes for natural graphite, specifically electronic thermal management products.

Segment operating net income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the years ended December 31, 2005 and 2006:

	For the Year Ended December 31,
	2005	2006
	(Dollars in thousands)
Graphite electrode	$95,706	$115,444
Advanced graphite materials	14,701	12,215
Other businesses	(435)	(14,441)

Total segment operating income	$109,972	$113,218

Our analysis of the percentage change in segment operating expenses, including restructuring and impairment charges for graphite electrode and advanced graphite materials is set forth in the following table:

	Operating Expenses
	2005	2006	Change
	(Percentage of sales)
Graphite electrode	84%	83%	(1)%
Advanced graphite materials	83%	88%	5%

Segment operating expenses as a percentage of sales for graphite electrodes decreased 1% point to 83% in 2006. However, total segment operating expenses increased $67.8 million in 2006. This increase was due to higher raw material prices of $13.0 million, higher volumes which increased total operating expenses an additional $12.0 million, other increases in production operating costs totaling $15.2 million, and an increase in employee compensation related to our incentive compensation program expenses of $8.8 million. Restructuring and impairment costs increased $5.9 million, primarily due to the impairment of the JD Edwards (“JDE”) software associated with increased sales and other overhead costs such as taxes and employee benefits and the write off of certain fixed assets in France during 2006. Higher selling and administrative costs were responsible for the remainder of the increase and were the result of higher sales and other employee benefit costs.

Segment operating expenses as a percentage of sales for advanced graphite materials increased 5% points to 88% in 2006. Total segment operating expenses increased $17.7 million, due primarily to increased sales volumes which increased costs $4.5 million, other production costs of $3.8 million including the costs associated with the realignment of advanced graphite materials operations, $4.2 million of higher operating costs, including higher energy costs and increased selling and administrative expenses of $2.6 million due to higher employee compensation costs of $2.6 million related to our incentive compensation program.

Segment operating expenses for other businesses decreased $6.3 million, primarily attributable to a net $3.0 million decrease in operating expenses related to carbon electrodes. This decrease was caused by lower production costs and selling and administrative expenses due to lower volumes, offset by an increase of $2.2 million for inventory adjustments and other restructuring costs. Segment operating expenses for refractories and natural graphite products decreased $3.4 million, due to lower operating costs associated with lower volumes, offset slightly by higher employee compensation expenses. The decrease in operating expenses was more than offset by a $17.1 million decrease in net sales related to lower sales volume for carbon electrodes and natural graphite products. Overall, the carbon electrode operating loss accounted for about 80% of the $14.4 million segment operating loss.

EFFECTS OF INFLATION

We incur costs in the U.S. and each of the five non-U.S. countries in which we have a manufacturing facility. In general, our results of operations, cash flows and financial condition are affected by the effects of inflation on our costs incurred in each of these countries. See “Currency Translation and Transactions” for a further discussion of highly inflationary countries.

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

We account for our Russian and Mexican subsidiaries using the dollar as the functional currency, as sales and purchases are predominantly dollar-denominated. Our remaining subsidiaries use their local currency as their functional currency.

We also record foreign currency transaction gains and losses as part of other (income) expense, net.

Significant changes in currency exchange rates impacting us are described under “Effects of Changes in Currency Exchange Rates” and “Results of Operations.”

EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES

We incur costs in dollars and the currency of each of the five non-U.S. countries in which we have a manufacturing facility, and we sell our products in multiple currencies. In general, our results of operations, cash flows and financial condition are affected by changes in currency exchange rates affecting these currencies relative to the dollar and, to a limited extent, each other.

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

During 2004, the average exchange rate of the euro, South African rand, and Brazilian real increased about 10%, 17% and 5%, respectively, when compared to the average exchange rate for 2003. The Mexican peso declined about 5% when compared to the average exchange rate for 2003. During 2005, the average exchange rate of the euro, the South African rand, the Brazilian real and the Mexican peso increased about 1%, 2%, 21% and 4%, respectively, when compared to the average exchange rate for 2004. During 2006, the average exchange rate of the Brazilian real increased about 11% when compared to the average exchange rate for 2005. The euro and the Mexican peso did not fluctuate materially, and the South African rand decreased about 6% when compared to the average exchange rate for 2005.

In the case of net sales of graphite electrodes, the impact of these events was an increase of about $18.5 million in 2004, a decrease of about $0.6 million in 2005, and an increase of about $0.5 million in 2006. In the case of cost of sales of graphite electrodes, the impact of these events was an increase of about $17.9 million in 2004, an increase of about $5.3 million in 2005, and an increase of about $1.5 million in 2006.

We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2006, the aggregate principal amount of these loans was $450.7 million. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other (income) expense, net, on the Consolidated Statements of Operations. In 2004, we had a net total of $8.5 million in currency gains, including $9.2 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2005, we had a net total of $17.0 million of currency losses, including $14.6 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2006, we had a net total of $7.3 million of currency gains due to remeasurement of inter-company loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Item 7A – Quantitative and Qualitative Disclosures about Market Risks.”

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

We are highly leveraged and have other substantial obligations. At December 31, 2006, we had total debt of $665.4 million, cash and cash equivalents of $149.5 million and a stockholders’ deficit of $113.9 million.

As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable and payments thereof to maximize our free cash at any given time and minimize accounts receivable losses. Certain subsidiaries sold receivables totaling $7.0 million in 2004 and $17.7 million in 2005. During 2006, certain subsidiaries sold receivables totaling $54.2 million, at a cost lower than the cost to borrow a comparable amount for a comparable period under the Revolving Facility. Proceeds of the sale of receivables were used to reduce debt. If we had not sold such receivables, our accounts receivable and our debt would have been about $13.1 million higher at December 31, 2005 and $0.8 million higher at December 31, 2006. All such receivables sold during 2006 were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheet at December 31, 2006.

We use cash and cash equivalents, cash flow from operations, and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as our primary sources of liquidity. The Revolving Facility provides for maximum borrowings of up to $215.0 million and, subject to certain conditions (including a maximum senior secured leverage ratio test), an accordion feature that permits GrafTech Finance to establish additional credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $425 million. At December 31, 2006, although there were no amounts drawn from the facility, $205.2 million was available (after consideration of outstanding letters of credit of $9.8 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

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

At December 31, 2006, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants over the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At December 31, 2006, all of our debt consists of fixed rate obligations.

At December 31, 2006, the Revolving Facility had an effective interest rate of 7.6%, our $434.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225.0 million principal amount of Debentures had a fixed rate of 1.625%. We estimate interest expense to be approximately $45 million for 2007.

Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments at December 31, 2006. It does not take into account the effect of our redemption in February 2007 of $120 million of the outstanding principal amount of the Senior Notes at 105.125% of the principal amount.

	Payment Due By Period
	Total	Year Ending December 2007	Two Years Ending December 2009	Two Years Ending December 2011	Years Ending After December 2011
	(Dollars in thousands)
Contractual and Other Obligations
Long-term debt	$660,481	$50	$450	$350	$659,631
Operating leases	5,104	2,412	1,781	911	—
Unconditional purchase obligations (a)	18,802	4,388	8,776	5,638	—

Total contractual obligations (a)	684,387	6,850	11,007	6,899	659,631
Estimated liabilities and expenses in connection with antitrust investigations and related lawsuits and claims (b)	5,375	5,375	—	—	—
Postretirement, pension and related benefits (c)	76,154	10,969	6,518	6,518	52,149
Interest (d)	200,184	42,094	71,888	70,059	16,143
Other long-term obligations	21,374	10,117	3,612	1,570	6,075

Total contractual and other obligations (a)(b)(c)	$987,474	$75,405	$93,025	$85,046	$733,998

Other Commercial Commitments
Lines of credit (e)	$—	$—	$—	$—	$—
Letters of credit	9,816	9,816	—	—	—
Guarantees	1,623	1,573	1	9	40

Total other commercial commitments	$11,439	$11,389	$1	$9	$40

(a)

Effective April 2001, we entered into a ten-year service contract with CGI Group Inc. (“CGI”) valued at that time at $75 million ($18.8 million of which is the unconditional purchase obligation at December 31, 2006 included in the above table). Pursuant to this contract, CGI became the delivery arm for our global information services. Under the outsourcing provisions of this contract, CGI managed our data center services, networks, desktops, telecommunications and legacy systems. This contract was amended, effective September 2005, to reduce the scope of CGI’s management of our data center services, networks, desktops and telecommunications. We are dependent on CGI for these services. A failure by CGI to provide any of these services to us in a timely manner could have an adverse effect on our results of operations.

(b)	Consists of the outstanding balance of the DOJ antitrust fine, which was paid in January 2007.
(c)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.
(d)

Excludes the accounting for deferred financing costs or gains on the sale of hedge instruments. Payments assume Senior Notes, with a fixed rate of interest of 10.25%, mature on February 15, 2012 and the Debentures, with a fixed rate of interest of 1.625%, effectively mature on January 15, 2011.

(e)

Local lines of credit are established by our foreign subsidiaries for working capital purposes and are not part of the Revolving Facility. The total amount available under the lines of credit amounted to $16.2 million at December 31, 2006.

Cash Flow and Plans to Manage Liquidity. As a result of our significant leverage and other substantial obligations, our business strategies include efforts to enhance our capital structure by further reducing our gross obligations. Further, we have placed the highest priority on accelerating the amount and speed of cash generated every day. Our efforts include leveraging our unique global manufacturing network by driving higher utilization rates and more productivity from our existing assets, accelerating commercialization initiatives across all of our businesses and realizing other global efficiencies. In addition, we may continue to exchange or repurchase Senior Notes or Debentures as described below. We also continue to evaluate other opportunities to reduce our obligations, including the obligations associated with our U.S. defined benefit plan, which was frozen in 2003.

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, and other factors.

In 2004, we had negative cash flow from operations primarily due to payments in connection with restructurings, antitrust investigations, lawsuits and claims and uses of cash from working capital. In 2005, we had positive cash flow from operations despite continued payments in connection with restructurings and antitrust investigations and the continued use of cash for working capital to, among other things, build inventories. In 2006, we had positive cash flow from operations primarily from decreases in working capital and improved operating results.

We expect cash flow from operations to be positively impacted by the completion of our fines and penalties related to the antitrust and related lawsuits in the first quarter, reduced interest expense of about $10 million related to our reduced senior note obligations, decreases in cash outlay for planned overhead cost reductions. We expect our cash flow from operations to be negatively impacted by higher raw material prices, higher accounts receivable balances as a result of increased prices for graphite electrodes, increased taxes paid as a result of the sale of the cathodes business in 2006 and the realization of certain international deferred taxes, an incentive compensation payout in the second quarter, planned pension and post retirement contributions, and payments for severance under restructuring plans and workforce rationalization initiatives. We also expect to generate cash from our planned divestitures of assets and property, including our planned sale of our Vyazma, Russia interest and land in Caserta, Italy. Our cash flow will also be impacted from the loss of working capital and capital expenditures related to our former cathodes business, which was sold in the fourth quarter of 2006.

Our high leverage and other substantial obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations, including our incentive compensation program payout in the second quarter of 2007, thereby reducing funds available to us for other purposes. Our leverage and these obligations make us more vulnerable to economic downturns in the event that these obligations are greater or timing of payment is sooner than expected.

Based on expected operating results and expected cash flows, we expect to be in compliance with financial covenants in 2007.

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

We may from time to time and at any time repurchase Senior Notes or Debentures in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. In February 2007, we redeemed $120.0 million of our senior notes using proceeds from the sale of our cathode business. We plan to redeem an additional $15.0 million in March of 2007. These purchases may be effected for cash (from cash and cash equivalents, borrowings under the Revolving Facility or new credit facilities, or proceeds from sale of debt or equity securities or assets), in exchange for common stock or other equity or debt securities, or a combination thereof. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets. Any such transactions may, individually or in the aggregate, be material.

Related Party Transactions. Since January 1, 2004, we have not engaged in or been a party to any material transactions with affiliates or related parties other than transactions with our current or former subsidiaries (including Carbone Savoie and AET) and compensatory transactions with directors and officers (including employee benefits, stock option and restricted stock grants, compensation deferral, executive employee loans and stock purchases).

Off-Balance Sheet Arrangements and Commitments. Since January 1, 2004, we have not undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

•	Interest rate caps, interest rate swaps, currency exchange rate contracts and natural gas contracts.

•

Commitments under non-cancelable operating leases that, at December 31, 2005, totaled no more than $4.0 million in each year and about $15.2 million in the aggregate, and at December 31, 2006, totaled no more than $2.5 million in each year and about $7.7 million in the aggregate.

•

Minimum required purchase commitments under our information technology outsourcing services agreement with CGI described above that, at December 31, 2005, totaled no more than $4.4 million in each year and about $23.3 million in the aggregate, and at December 31, 2006, totaled no more than $4.4 million in each year and about $18.8 million in the aggregate.

•	Factoring accounts receivable as described above.

We are not affiliated with or related to any special purpose entity other than GrafTech Finance, our wholly-owned and consolidated finance subsidiary.

Cash Flows.

Cash Flow (Used in) Provided by Operating Activities. Cash used in operating activities was $132.3 million in 2004. Net income, after adding back the net effect from non-cash items, amounted to $72.6 million. Such income was used in operating activities primarily as follows: an increase in accounts receivables of $66.3 million primarily from the discontinuance of accounts receivable factoring and increased sales, and an increase in inventories of $6.3 million primarily in anticipation of increased demand, offset by an increase in payables of $6.9 million due primarily to timing of payment patterns.

Other uses in 2004 consisted of $83.5 million of payments for antitrust investigations and related lawsuits and claims, $16.9 million of restructuring costs related to severance and related payments and $38.8 million of other payments consisting primarily of pension and post-retirement contributions and payments.

Cash provided by operating activities was $8.0 million in 2005. Income from continuing operations, after adding back the net effect from non-cash items, amounted to $80.7 million. Such income was used in operating activities primarily as follows: an increase in inventories of $45.4 million primarily driven by raw material cost increases and a $2.7 million decrease in payables primarily due to timing of payment patterns, offset by a decrease in accounts receivables of $10.9 million primarily from increased factoring.

Other uses in 2005 consisted of $16.9 million of payments for antitrust investigations and related lawsuits and claims, $6.7 million of restructuring costs related to severance and related payments and $11.9 million of other payments consisting primarily of pension and post-retirement contributions and payments.

Cash flow provided by operating activities was $64.2 million in 2006. Net income after adding back the net effect of non-cash items, amounted to $96.8 million. Such income was used in operating activities primarily as follows: a decrease in accounts and notes receivable, including the effects of factoring, of $5.7 million, an increase in accounts payable and accruals of

$14.8 million, an increase in inventory of $5.9 million, and an increase in prepaid expenses and other assets of $0.4 million.

Other uses in 2006 consisted of $23.3 million of payments for antitrust investigations and related lawsuits and claims, $14.8 million of restructuring costs related to severance and related payments and $12.8 million of other payments consisting primarily of pension and post-retirement contributions and payments.

Cash Flow (Used in) Provided by Investing Activities. Cash flow used in investing activities was $56.3 million in 2004 and $60.4 million in 2005. In 2006, cash provided by investing activities was $118.5 million.

Cash used in investing activities was $56.3 million in 2004. Capital expenditures in 2004 were $59.1 million and related primarily to the expansion of graphite electrode manufacturing capacity, including expansion of our graphite electrode manufacturing facilities in Spain, France, and South Africa, implementation of People Soft Enterprise One (formerly known as J.D. Edwards One World) information systems and essential capital maintenance. Other investing uses of $3.5 million pertained primarily to the purchase of derivative instruments. Such uses were offset by $6.3 million in proceeds from the sale of assets, primarily pertaining to the sale of our fixed assets in connection with closure of our advanced graphite machining operations in Sheffield, United Kingdom.

Cash used in investing activities was $60.4 million in 2005. Capital expenditures amounted to $48.1 million in 2005 and related primarily to graphite electrode productivity and production stability initiatives and other essential capital maintenance. Such uses were offset primarily by proceeds from the sale of derivative instruments and the sale of other assets. Other investing uses of $15.6 million pertained primarily to payments in connection with the sale of interest rate swaps. Such uses were partially offset by $3.3 million from the sale of certain assets.

Cash provided by investing activities was $118.5 million in 2006. Proceeds from the sale of our cathodes business was $151.3 million. We also had other sales of fixed assets that generated proceeds of $14.4 million. These proceeds were offset by capital expenditures amounting to $46.0 million in 2006 related primarily to graphite electrode productivity initiatives and other essential capital maintenance.

Cash Flow (Used in) Provided by Financing Activities. Cash flow provided by financing activities was $176.6 million in 2004 and $36.2 million in 2005. In 2006, cash used in financing activities was $39.6 million.

Cash provided by financing activities was $176.6 million in 2004. During 2004, we received gross proceeds of $225.0 million (less issuance costs of $7.4 million) from the issuance and sale of the Debentures and $7.8 million from the exercise of stock options. We used these proceeds to repay term loans of $21.4 million outstanding under the Senior Facilities, to pay $83.5 million primarily to the EU Competition Authority and to replace cash previously provided by factoring of accounts receivable as described above in “Cash Flow Used in Operating Activities.” In addition, we purchased $22.9 million aggregate principal amount of Senior Notes, plus accrued interest, for $27.3 million in cash.

Cash provided by financing activities was $36.2 million in 2005. During 2005, we incurred borrowings of $173.3 million, primarily under the Revolving Facility. We used these net borrowings to fund working capital requirements, primarily inventory that we have replenished and built in anticipation of stronger demand. Such borrowings were offset by payments under the Revolving Facility of $131.6 million and $5.6 million in financing and other costs.

Cash used in financing activities was $39.6 million in 2006. During 2006, we had net payments of $39.0 million under the Revolving Facility.

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

	For the Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands)
Expenses relating to environmental protection	$13,056	$12,525	$12,756
Capital expenditures related to environmental protection	2,787	2,749	2,157

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

Impairments of Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the future undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted net cash flows to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value less estimated costs to sell. Estimates of the future cash flows are subject to significant uncertainties and assumptions. If the actual value is significantly less than the estimated fair value, our assets may be overstated. Future events and circumstances, some of which are described below, may result in an impairment charge:

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

•	assess the likelihood that our deferred tax assets will be recovered from future taxable income and, if we believe that recovery is not likely, a valuation allowance is established.

If our estimates are incorrect, our deferred tax assets or liabilities may be overstated or understated.

Revenue Recognition. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, revenue from sales of our products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, title has passed, the amount is determinable and collection is reasonably assured. Product warranty claims and returns are estimated and recorded as a reduction to revenue. Volume discounts and rebates are recorded as a reduction of revenue in conjunction with the sale of the related products. Changes to estimates are recorded when they become probable. Shipping and handling revenues relating to products sold are included as an increase to revenue. Shipping and handling costs related to products sold are included as an increase to cost of sales.

RECENT ACCOUNTING PRONOUNCEMENTS

The information required by this Item 7 with respect to recent accounting pronouncements is set forth under “New Accounting Standards” in Note 3 to the Notes to the Consolidated Financial Statements contained in this Report, and is incorporated herein by reference.

DESCRIPTION OF OUR FINANCING STRUCTURE

The information required by this Item 7 with respect to our financing structure is set forth under “Long-Term Debt and Liquidity” in Note 5 to the Notes to the Consolidated Financial Statements contained in this Report, and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks primarily from changes in currency exchange rates and commercial energy rates. We may from time to time enter into various transactions that have been authorized according to documented policies and procedures to manage these well-defined risks. These transactions relate primarily to financial instruments described below. Since the counterparties, if any, to these financial instruments are large commercial banks and similar financial institutions; we do not believe that we are exposed to material counterparty credit risk. We do not use financial instruments for trading purposes.

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

In 2005, one contract expired and we sold all remaining open foreign exchange contracts. During 2006, we entered into two contracts to minimize foreign currency exposure against the euro. Both contracts expired in 2006. As a result, at December 31, 2005 and December 31, 2006, respectively, we had no such contracts outstanding. Gains and losses associated with these contracts amounted to a loss of $0.4 million in 2004, a gain of $1.3 million in 2005, and a loss of $0.4 million in 2006.

Commercial Energy Rate Management. We have in the past entered into, and may in the future enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at December 31, 2006 were a payable of $0.2 million.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin and changes in interest rates on interest expense. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for 2006 by about $5.5 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by about $0.4 million for 2006.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page 67 of this Report.

Date: March 16, 2007

/S/ CRAIG S. SHULAR
Craig S. Shular,
Chief Executive Officer, President and Chairman of the Board

/S/ MARK R. WIDMAR
Mark R. Widmar,
Chief Financial Officer and Vice President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GrafTech International Ltd.:

We have completed integrated audits of GrafTech International Ltd.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of GrafTech International Ltd. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the notes 3 and 11 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other post retirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing in Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 16, 2007

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	At December 31,
	2005	2006
Current Assets:
Cash and cash equivalents	$5,968	$149,517
Accounts and notes receivable, net of allowance for doubtful accounts of $3,132 at December 31, 2005 and $3,186 at December 31, 2006	184,580	166,528
Inventories	255,038	239,129
Prepaid expenses and other current assets	14,101	14,071

Total current assets	459,687	569,245

Property, plant and equipment	1,086,393	889,389
Less: accumulated depreciation	724,196	599,636

Net property, plant and equipment	362,197	289,753
Deferred income taxes	12,103	6,326
Goodwill	20,319	9,822
Other assets	32,514	29,253
Assets held for sale	—	1,802

Total assets	$886,820	$906,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$73,363	$62,094
Interest payable	18,829	18,872
Short-term debt	405	458
Accrued income and other taxes	24,826	41,099
Other accrued liabilities	96,990	98,068

Total current liabilities	214,413	220,591

Long-term debt:
Principal value	694,893	657,714
Fair value adjustments for hedge instruments	7,404	6,421
Unamortized bond premium	1,446	1,265

Total long-term debt	703,743	665,400

Other long-term obligations	107,704	103,408
Deferred income taxes	43,669	27,000
Minority stockholders’ equity in consolidated entities	26,868	3,722
(see Contingencies – Note 14)
Stockholders’ deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 150,000,000 shares authorized, 100,821,434 shares issued at December 31, 2005 and 101,433,949 shares issued at December 31, 2006	1,023	1,026
Additional paid-in capital	944,581	950,023
Accumulated other comprehensive loss	(311,429)	(312,763)
Accumulated deficit	(751,487)	(660,153)
Less: cost of common stock held in treasury, 2,455,466 shares at December 31, 2005 and 2,501,201 shares at December 31, 2006	(85,621)	(85,197)
Less: common stock held in employee benefit and compensation trusts, 518,301 shares at December 31, 2005 and 472,566 shares at December 31, 2006.	(6,644)	(6,856)

Total stockholders’ deficit	(209,577)	(113,920)

Total liabilities and stockholders’ deficit	$886,820	$906,201

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2004	2005	2006
Net sales	$742,255	$773,028	$855,433
Cost of sales	552,947	553,815	606,085

Gross profit	189,308	219,213	249,348

Research and development	5,944	7,405	10,558
Selling and administrative expenses	79,995	89,388	105,152
Restructuring charges	(548)	9,544	9,956
Impairment loss on long-lived assets	—	2,904	10,464
Antitrust investigations and related lawsuits and claims	(10,901)	—	2,513
Other (income) expense, net	21,430	19,938	(4,079)
Interest expense	31,732	43,682	46,524
Interest income	(1,117)	(1,094)	(957)

	126,535	171,767	180,131

Income (loss) from continuing operations before provision for income taxes and minority stockholders’ share of income (loss)	62,773	47,446	69,217
Provision for income taxes	45,317	167,950	27,085

Income (loss) from continuing operations before minority interest	17,456	(120,504)	42,132
Less: minority stockholders’ share of income (loss)	5	37	(268)

Income (loss) from continuing operations	17,451	(120,541)	42,400
Income (loss) from discontinued operations, (including gain from sale of discontinued operations of $58,631 in 2006), net of tax	(410)	(4,639)	48,934

Net income (loss)	$17,041	$(125,180)	$91,334

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$0.18	$(1.23)	$0.43
Income (loss) per share from discontinued operations	(0.00)	(0.05)	0.50

Net income (loss) per share	$0.18	$(1.28)	$0.93

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$0.17	$(1.23)	$0.43
Income (loss) per share from discontinued operations	(0.00)	(0.05)	0.43

Net income (loss) per share	$0.17	$(1.28)	$0.86

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2004	2005	2006
Cash flow from operating activities:
Net income (loss)	$17,041	$(125,180)	$91,334

Adjustments to reconcile net income (loss) to cash provided by operations:
(Income) loss from discontinued operations (including gain from the sale of discontinued operations of $58,631 in 2006), net of tax	410	4,639	(48,934)
Depreciation and amortization	35,459	36,926	39,124
Deferred income taxes	26,582	154,819	1,457
Antitrust investigations and related lawsuits and claims	1,260	(119)	258
Restructuring charges	(548)	9,729	9,956
Loss on exchange of common stock for Senior Notes	5,682	—	—
Impairment loss on long-lived assets	—	2,904	10,464
Interest expense	(2,159)	1,596	2,664
Post retirement plan changes	(10,341)	(14,000)	(12,799)
Gain on sale of assets	(2,847)	(748)	(3,974)
Fair value adjustments on interest rate caps	3,827	652	—
Fair value adjustments on Redemption Make-Whole Option	(2,475)	(2,702)	—
Other (credits) charges, net	733	12,183	7,271
(Increase) decrease in working capital (see * on next page)	(167,068)	(61,787)	(23,907)
(Increase) decrease long-term assets and liabilities	(37,822)	(10,923)	(8,733)

Net cash (used in) provided by operating activities	(132,266)	7,989	64,181

Cash flow from investing activities:
Capital expenditures	(59,117)	(48,071)	(46,035)
Patent capitalization	(298)	(797)	(875)
Cost of interest rate swap termination	—	(14,800)	—
Purchase of derivative investments	(3,241)	—	(266)
Sale of derivative investments	755	1,913	—
Proceeds from sale of assets	5,591	1,374	14,394
Proceeds from sale of discontinued operations	—	—	151,320

Net cash (used in) provided by investing activities	(56,310)	(60,381)	118,538

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	(780)	1,881	(772)
Revolving Facility borrowings	—	171,138	510,042
Revolving Facility payments	—	(131,562)	(549,088)
Long-term debt borrowings	225,000	306	—
Long-term debt reductions	(44,571)	(338)	—
Proceeds from exercise of stock options	7,843	—	462
Purchase of treasury shares	—	—	(212)
Financing costs	(7,355)	(5,241)	—
Premium on repurchase of Senior Notes	(3,531)	—	—

Net cash provided by (used in) financing activities	176,606	36,184	(39,568)

Net increase (decrease) in cash and cash equivalents	(11,970)	(16,208)	143,151
Effect of exchange rate changes on cash and cash equivalents	1,448	(1,308)	398
Cash and cash equivalents at beginning of period	34,006	23,484	5,968

Cash and cash equivalents at end of period	$23,484	$5,968	$149,517

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest expense	39,052	43,547	48,206
Income taxes	11,967	28,183	17,604
Non-cash operating, investing and financing activities:
Exchanges of common stock for Senior Notes which decrease long-term debt	35,000	—	—
Common stock issued to savings and pension plan trusts	1,572	1,622	1,830

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2004	2005	2006
*Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable, net	$(21,642)	$(2,174)	$17,901
Effect of factoring of accounts receivable	(44,658)	13,095	(12,213)
Inventories	(6,276)	(45,430)	(5,909)
Prepaid expenses and other current assets	(1,018)	(1,018)	(396)
Payment for antitrust investigations and related lawsuits and claims	(83,480)	(16,900)	(23,314)
Restructuring payments	(16,853)	(6,670)	(14,842)
Increase (decrease) in accounts payables and accruals	6,859	(2,597)	14,823
Increase (decrease) in interest payable	—	(93)	43

(Increase) decrease in working capital	$(167,068)	$(61,787)	$(23,907)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Dollars in thousands, except per share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Deficit	Total Comprehensive Income (Loss)
Balance at January 1, 2004	96,402,287	$977	$892,924	$(286,788)	$(643,348)	$(85,583)	$(6,166)	$(127,984)

Comprehensive loss:
Net income	—	—	—	—	17,041	—	—	17,041	$17,041
Other comprehensive income (loss):
Minimum pension liability, net of $5,147 of tax	—	—	—	(11,520)	—	—	—	(11,520)	(11,520)
Unrealized losses on securities	—	—	—	(147)	—	—	—	(147)	(147)
Foreign currency translation adjustments, net of $2,408 of tax	—	—	—	21,990	—	—	—	21,990	21,990

Total comprehensive income									$27,364

Exchange of common stock for Senior Notes	3,161,131	32	40,650	—	—	—	—	40,682
Stock options granted	—	—	1,005	—	—	—	—	1,005
Common stock issued to savings and pension plan trusts	146,285	—	1,572	—	—	—	—	1,572
Stock-based compensation	—	(1)	(637)	—	—	—	(543)	(1,181)
Sale of common stock under stock options	810,537	9	9,562	—	—	—	—	9,571
Other stock option activity	—	—	(4,001)	—	—	—	—	(4,001)

Balance at December 31, 2004	100,520,240	1,017	941,075	(276,465)	$(626,307)	(85,583)	(6,709)	(52,972)

Comprehensive income (loss):
Net income	—	—	—	—	(125,180)	—	—	(125,180)	$(125,180)
Other comprehensive income:
Minimum pension liability	—	—	—	(17,326)	—	—	—	(17,326)	(17,326)
Unrealized losses on securities	—	—	—	41	—	—	—	41	41
Foreign currency translation adjustments	—	—	—	(17,679)	—	—	—	(17,679)	(17,679)

Total comprehensive income (loss)									$(160,144)

Stock-based compensation	—	—	1,890	—	—	—	—	1,890
Treasury stock	—	—	—	—	—	(38)	—	(38)
Stock held in employee benefit and compensation trusts	—	—	—	—	—	—	65	65
Common stock issued to savings and pension plan trusts	301,194	6	1,616	—	—	—	—	1,622

Balance at December 31, 2005	100,821,434	$1,023	$944,581	$(311,429)	$(751,487)	$(85,621)	$(6,644)	$(209,577)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (Continued)

(Dollars in thousands, except per share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Deficit	Total Comprehensive Income (Loss)
Comprehensive income (loss):
Net income	—	—	—	—	91,334	—	—	91,334	$91,334
Other comprehensive income:
Minimum pension liability	—	—	—	21,882	—	—	—	21,882	21,882
Unrealized losses on securities	—	—	—	8	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	16,652	—	—	—	16,652	16,652

Total comprehensive income (loss)									$129,876

Adjustment to initially apply SFAS No. 158	—	—	—	(39,876)	—	—	—	(39,876)
Stock-based compensation	233,061	—	3,153	—	—	—	—	3,153
Treasury stock	—	—	—	—	—	424	—	424
Stock held in employee benefit and compensation trusts	—	—	—	—	—	—	(212)	(212)
Common stock issued to savings and pension plan trusts	309,454	3	1,827	—	—	—	—	1,830
Sale of common stock under stock options	70,000	—	462	—	—	—	—	462

Balance at December 31, 2006	101,433,949	$1,026	$950,023	$(312,763)	$(660,153)	$(85,197)	$(6,856)	$(113,920)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise noted)

(1) DISCUSSION OF BUSINESS AND STRUCTURE

We have four major product categories: graphite electrodes, carbon refractories, advanced graphite materials and natural graphite, which are reported in the following segments:

•	Graphite electrode, which primarily serves the steel industry and includes graphite electrode product operations and related services.

•	Advanced graphite materials, which includes primary and specialty products for transportation, semiconductor and other markets.

•	Other businesses, which includes natural graphite, refractories and carbon electrodes.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements include the financial statements of GTI and its majority-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of overnight repurchase agreements, certificates of deposit, money market funds and commercial paper.

Revenue Recognition

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, revenue from sales of our products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, title has passed, the amount is determinable and collection is reasonably assured. Product warranty claims and returns are estimated and recorded as a reduction to revenue. Volume discounts and rebates are recorded as a reduction of revenue in conjunction with the sale of the related products. Changes to estimates are recorded when they become probable. Shipping and handling revenues relating to products sold are included as an increase to revenue. Shipping and handling costs related to products sold are included as an increase to cost of sales.

Inventories

Inventories are stated at cost or market, whichever is lower. Cost is determined on the “first-in first-out” (“FIFO”) method. Elements of cost in inventory include raw materials, direct labor and manufacturing overhead.

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

The carrying value of fixed assets is assessed when events and circumstances indicating impairment are present. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

Allowance for Doubtful Accounts

A considerable amount of judgment is required in assessing the realizability of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. The allowance for doubtful accounts amounted to $3.1 million and $3.2 million at December 31, 2005 and 2006, respectively.

Capitalized Interest

We capitalize interest expense during the new construction or upgrade of qualifying assets. We capitalized $1.4 million, $1.0 million, and $0.8 million of interest expense in 2004, 2005, and 2006, respectively.

Capitalized Bank Fees

We capitalize bank fees upon the incurrence of debt. At December 31, 2005 and December 31, 2006, capitalized bank fees amounted to $22.2 million and $18.5 million, respectively. We amortize such amounts over the life of the respective debt instrument. The estimated useful life may be adjusted upon the occurrence of a triggering event. The expense associated with capitalized bank fees amounted to $5.1 million and $3.7 million in 2005 and 2006, respectively.

Derivative Financial Instruments

We do not use derivative financial instruments for trading purposes. They are used to manage well-defined currency exchange rate risks, and commercial energy contract risks.

In conjunction with the issuance of the Debentures, we incurred an embedded derivative financial instrument associated with the redemption option and the related make-whole provision (the “Redemption Make-Whole Option”) contained in the Debentures. The embedded derivative financial instrument was classified as a derivative liability upon issuance and was included in the other long-term obligations in the Consolidated Balance Sheets. At December 31, 2005, the estimated fair value of the derivative liability was $1.3 million. As of January 1, 2006, this derivative liability no longer requires separate accounting from the convertible debenture under Derivative Implementation Group Issue No. B39, “Embedded Derivatives: Application of Paragraph 13 (b) to Call Options that are Exercisable Only by the Debtor.”

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

We occasionally enter into short duration fixed rate natural gas purchase contracts with certain of our natural gas suppliers in order to mitigate commodity price risk. In addition, we may enter into natural gas derivative contracts to effectively fix a portion of our natural gas cost exposure. Natural gas derivative contracts are carried at market value. Changes in market values are recorded as part of cost of sales in the Consolidated Statements of Operations.

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

Stock-Based Compensation Plans

Effective January 1, 2006, we adopted SFAS No. 123(R), which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective transition method. Accordingly, stock-based compensation expense is measured at the grant date, based on the fair market value of the award and recognized over the requisite service period. Also, in accordance with the modified prospective transition method, our condensed Consolidated Financial Statements for the periods prior to 2006 have not been restated to reflect this adoption. The fair value of restricted stock is based on the trading price of our common stock on the date of grant, less required adjustments to reflect dividends paid and expected forfeitures or cancellations of awards throughout the vesting period, which ranges between one and three years. Our stock option compensation expense calculated under the fair value method is recognized over the weighted average remaining vesting period.

Retirement Plans

The cost of pension benefits under our retirement plans is recorded in accordance with SFAS No. 87, “Employee Accounting for Pensions,” as determined by us with assistance from independent actuarial firms using the “projected unit credit” actuarial cost method. Contributions to the qualified U.S. retirement plan are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits under the non-qualified retirement plan have been accrued, but not funded. Plan settlements and curtailments are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits.” We record our balance sheet position based on the funded status of the plan in accordance with SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Post Retirement Plans.” Additional information with respect to benefits plans, including the adoption of SFAS No. 158, is set forth in Note 11 to the Consolidated Financial Statements.

Postretirement Health Care and Life Insurance Benefits

The estimated cost of future postretirement medical and life insurance benefits is determined by the Company with assistance from independent actuarial firms using the “projected unit credit” actuarial cost method. Such costs are recognized as employees render the service necessary to earn the postretirement benefits. Benefits have been accrued, but not funded. Effective November 1, 2001, the U.S. plan was modified to limit our cost of future annual postretirement medical benefits to the cost in 2001. We record our balance sheet position based on the funded status of the plan in accordance with SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Post Retirement Plans.” Additional information with respect to benefits plans is set forth in Note 11 to the Consolidated Financial Statements.

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

Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $13.1 million in 2004, $12.5 million in 2005, and $12.8 million in 2006. The accrued liability relating to environmental remediation was $6.6 million at December 31, 2005 and $8.0 million at December 31, 2006. When payments are fixed or determinable, the liability is discounted using a rate at which the payments could be effectively settled. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. Our environmental liabilities do not take into consideration possible recoveries of insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where we may be potentially liable, future expenses to remediate sites could be considerably higher than the accrued liability.

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

We account for our Russian and Mexican subsidiaries using the dollar as the functional currency, as sales and purchases are predominantly dollar-denominated. Our remaining subsidiaries use their local currency as their functional currency.

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

Software Development Costs

In connection with our development and implementation of global enterprise resource planning systems with advanced manufacturing, planning and scheduling software, we capitalized certain computer software costs after technological feasibility was established. These capitalized costs are amortized utilizing the straight-line method over the economic lives of the related products. Total costs capitalized as of December 31, 2005 and 2006 amounted to $17.3 million and $10.7 million, respectively. Amortization expense was $0.9 million for 2004, $1.4 million for 2005, and $1.3 million for 2006.

Intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In the 2006 fourth quarter, we performed a goodwill impairment review and the result of this review did not require our existing goodwill to be written down. Goodwill amounted to $20.3 million at December 31, 2005 and $9.8 million at December 31, 2006, with the decrease due to the sale of our cathodes business and changes in currency exchange rates. The remaining goodwill pertains to our graphite electrode segment.

Patents, net of accumulated amortization, amounted to $2.8 million at December 31, 2005 and $3.4 million at December 31, 2006.

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

(3) NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently in the process of assessing the impact of the adoption of SFAS No. 159 on our consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Post Retirement Plans.” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in a funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement is effective as of the end of the fiscal year ending after December 15, 2006. We have adopted SFAS No. 158 as of December 31, 2006. Additional information with respect to the adoption of this standard is set forth in Note 11 to the consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 requires disclosure of information that enables users of the financial statements to assess the inputs used to develop fair value measurements and, for recurring fair value measurements using significant unobservable inputs, the effects of the measurements on earnings for the period. This statement is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact of the adoption of SFAS No. 157 on our consolidated results of operations and financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This Statement (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; and (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. The fair value election of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133, prior to the adoption of this Statement. We will be required to adopt SFAS No. 155 in the first quarter of 2007. We are currently in the process of assessing the impact of the adoption of SFAS No. 155 on our consolidated results of operations and financial position.

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

On November 24, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs – an amendment of APB No. 43,” Chapter 4, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have adopted this statement as of January 1, 2006. The adoption of SFAS No. 151 did not have a significant impact on our consolidated results of operations or financial position.

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

We have adopted SFAS No. 123(R) as of January 1, 2006 using the modified prospective transition method. Stock-based compensation recognized in our consolidated results of operations and financial position for the year ended December 31, 2006 included compensation cost for stock-based awards granted prior to, but not fully vested as of January 1, 2006 and stock-based awards granted subsequent to January 1, 2006. Based on the current stock-based compensation plans in effect and awards issued and outstanding, our expense for the twelve months ended 2006 for stock-based compensation is $3.3 million which relates to unvested restricted stock grants.

On November 10, 2005, the FASB Staff issued FSP No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. SFAS No. 123(R), paragraph 81, indicates that, for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (an “APIC pool”), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS No. 123 for recognition purposes. This FSP provides an elective alternative transition method. An entity may follow either the transition guidance for the APIC pool in paragraph 81 of SFAS No. 123(R) or the alternative transition method described in this FSP. During the fourth quarter of 2006, we made the one-time election to use the transition guidance in paragraph 81 of SFAS No. 123(R).

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. We are currently in the process of assessing the impact of the adoption of FIN 48 on our consolidated results of operations and financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on our consolidated results of operations or financial position.

(4) SEGMENT REPORTING

Reportable Segments. Previously, our businesses reported in the following reportable segments: synthetic graphite, which consists of graphite electrodes, cathodes and advanced graphite materials and related services; and other, which consisted of natural graphite, carbon electrodes, and refractories and related services.

In the fourth quarter of 2006, we sold our cathode assets (including our 70% interest in Carbone Savoie) for $135.0 million less certain price adjustments and the purchaser’s assumption of liabilities. In accordance with SFAS No. 144, we classified this business as discontinued operations and have reflected this for all prior periods contained within this report. As a result of this sale, the structure of our organization as well as the methods and information used by the chief operating decision maker to allocate resources and assess performance was realigned to meet new corporate goals and strategies. With these changes, we evaluated our reportable segments under SFAS No. 131 and have concluded that our graphite electrode and advanced graphite materials businesses are now reportable segments. The remaining operating segments, natural graphite products, refractories, and carbon electrodes are combined as Other Businesses and shown as a third segment. The segment information throughout this report has been reclassified to reflect these reportable segments.

Graphite Electrode. Our graphite electrode segment manufactures and delivers high quality graphite electrodes and related services. Electrodes are key components of the conductive power systems used to produce steel and other non-ferrous metals.

Advanced Graphite Materials. Advanced graphite materials include primary and specialty products for transportation, semiconductor and other markets.

Other Businesses. Other businesses include natural graphite products, refractories and carbon electrodes.

In addition to the change of our reporting segments, we have also changed the measure of profitability that is used by the chief operating decision maker to allocate resources and assess performance from gross profit to segment operating income. This change is the result of our corporate strategy to reduce operating expenses, particularly selling, administrative and overhead costs. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated net sales.

Inter-segment sales and transfers are not material. The accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole.

The following tables summarize financial information concerning our reportable segments.

	For the Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands)
Net sales to external customers:
Graphite electrode	$567,856	$582,472	$670,012
Advanced graphite materials	79,145	88,541	103,738
Other businesses	95,254	102,015	81,683

Total net sales	$742,255	$773,028	$855,433

Segment operating income:
Graphite electrode	$84,155	$95,706	$115,444
Advanced graphite materials	12,089	14,701	12,215
Other businesses	7,673	(435)	(14,441)

Total segment operating income	$103,917	$109,972	$113,218

Reconciliation of segment operating income to income from continuing operations before provision for income taxes and minority stockholders’ share of income
Other (income) expense, net	21,430	19,938	(4,079)
Antitrust investigations, related lawsuits and claims, charges	(10,901)	—	2,513
Interest income	(1,117)	(1,094)	(957)
Interest expense	31,732	43,682	46,524

Income from continuing operations before provision for income taxes and minority stockholders’ share of income	$62,773	$47,446	$69,217

Assets are managed based on geographic location because certain reportable segments share certain facilities. Assets by reportable segment are estimated based on the value of long-lived assets at each location and the sales mix to third party customers at that location.

	At December 31,
	2005	2006
	(Dollars in thousands)
Long-lived assets (b):
Graphite electrode.	$239,963	$240,281
Advanced graphite materials	33,366	36,100
Other businesses*	109,187	23,194

Total long-lived assets	$382,516	$299,575

*	2005 includes cathode assets.

The following tables summarize information as to our operations in different geographic areas.

	For the Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands)
Net sales (a):
U.S.	$240,303	$263,208	$263,652
Canada	3,995	4,469	12,461
Mexico	36,913	47,936	38,276
Brazil	52,199	53,400	64,392
France	78,202	74,890	81,268
Italy	34,808	26,243	31,057
Switzerland	144,123	152,834	185,802
South Africa	69,558	75,947	75,719
Spain	39,419	22,066	35,517
Other countries	42,735	52,035	67,289

Total	$742,255	$773,028	$855,433

(a)	Net sales are based on location of seller.

	At December 31,
	2005	2006
	(Dollars in thousands)
Long-lived assets (b):
U.S.	$74,365	$71,060
Mexico	52,584	59,970
Brazil	32,982	38,358
France*	130,701	48,783
Spain	31,428	36,302
South Africa	46,328	39,406
Switzerland	8,660	890
Other countries	5,468	4,806

Total	$382,516	$299,575

*	2005 includes cathode assets.
(b)	Long-lived assets represent fixed assets, net of accumulated depreciation and goodwill.

(5) LONG-TERM DEBT AND LIQUIDITY

The following table presents our long-term debt.

	At December 31,
	2005	2006
	(Dollars in thousands)
Revolving Facility	$39,000	$—
Senior Notes:
Senior Notes due 2012	434,631	434,631
Fair value adjustments for terminated hedge instruments*	7,404	6,421
Unamortized bond premium	1,446	1,265

Total Senior Notes	443,481	442,317
Debentures**	220,291	222,233
Other European debt	971	850

Total	$703,743	$665,400

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.
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

The aggregate maturities of long-term debt (excluding the fair value adjustments to debt and unamortized bond premium relating to the Senior Notes and including the original value of the derivative liability relating to the Debentures redemption feature with a make-whole provision) for each of the four years subsequent to 2006 and thereafter are set forth in the following table:

2007	2008	2009	2010	2011 (and thereafter)	Total
(Dollars in thousands)
$50	$236	$214	$124	$659,857	$660,481

At December 31, 2005 and 2006, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Senior Facilities, as applicable.

Revolving Facility

On February 8, 2005, we entered into an amended and restated Credit Agreement relating to the Revolving Facility. JPMorgan Chase Bank, N.A. is the administrative agent thereunder.

The Credit Agreement now provides for a Revolving Facility of $215 million, subject to provisions described below regarding the base credit limit. It also provides, among other things, for an extension until July 15, 2010 of the maturity of the Revolving Facility and, subject to certain conditions (including a maximum senior secured leverage ratio test), an accordion feature that permits GrafTech Finance to establish additional credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $425 million.

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

The guarantee of the Revolving Facility by our Swiss subsidiary is subject to the limitation under Swiss law that the amount guaranteed cannot exceed the amount that our Swiss subsidiary can distribute to its shareholders, after payment of any Swiss withholding tax. If such amount is or would become less than $100.0 million, our Swiss subsidiary will become subject to certain restrictions, including restrictions on distributions, investments and indebtedness.

The amount outstanding under the Credit Agreement (including any debt incurred under the accordion feature) at any time may not exceed a specified base credit limit. The intent of this provision is to seek to reduce credit availability under the Credit Agreement to the extent that there is a net diminution in the value of domestic or Swiss collateral. This provision would not affect the Revolving Facility until net diminution exceeded $110.0 million. As of December 31, 2006, we were well below this $110.0 million threshold.

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

Senior Notes

On February 15, 2002, GrafTech Finance issued $400.0 million aggregate principal amount of Senior Notes. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002, at the rate of 10.25% per annum. The Senior Notes mature on February 15, 2012.

On May 6, 2002, GrafTech Finance issued $150.0 million aggregate principal amount of additional Senior Notes at a purchase price of 104.5% of principal amount, plus accrued interest from February 15, 2002, under the Senior Note Indenture. All of the Senior Notes constitute one class of debt securities under the Senior Note Indenture. The additional Senior Notes bear interest at the same rate and mature on the same date as the Senior Notes issued in February 2002. The $7.0 million premium received upon issuance of the additional Senior Notes was added to the principal amount of the Senior Notes shown on the Consolidated Balance Sheets and is amortized (as a credit to interest expense) over the term of the additional Senior Notes. As a result of our receipt of such premium, the effective annual interest rate on the additional Senior Notes is about 9.5%. Additional information regarding interest rate swaps is set forth in Note 6 to the Consolidated Financial Statements.

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

The Senior Notes contain a number of covenants that restrict corporate activities. The covenants may restrict our ability to repurchase or redeem the

Debentures, even if so required thereby. In addition to the failure to pay principal and interest when due or to repurchase Senior Notes when required, events of default under the Senior Notes include: failure to pay at maturity or upon acceleration indebtedness exceeding $10.0 million; and judgment defaults in excess of $10.0 million to the extent not covered by insurance.

In 2004, we exchanged $35.0 million aggregate principal amount of Senior Notes, plus accrued interest of $0.4 million, for 3.2 million shares of common stock. Additionally, we purchased $22.9 million aggregate principal amount of Senior Notes, plus accrued interest of $0.9 million, for $27.3 million in cash. These transactions resulted in a loss of $8.7 million, which has been recorded in other (income) expense, net, on the Consolidated Statements of Operations.

On January 12, 2007, we and certain of our subsidiaries requested U.S. Bank National Association, as trustee, to redeem $120 million of the outstanding principal amount of the 10  1/4% Senior Notes due 2012, at 105.125% of the principal amount, plus accrued interest. This redemption occurred on February 15, 2007. On February 22, 2007, we notified our trustee of an additional redemption of $15.0 million which is expected to occur on March 23, 2007. After these redemptions, $300 million in principal amount of the Senior Notes will remain outstanding. In connection with the redemptions, in the first quarter of 2007, we incurred a $7.5 million loss on the extinguishment of debt, which includes $6.9 million related to the call premium and $0.6 million of charges for accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Notes.

Debentures

On January 22, 2004, GTI issued $225.0 million aggregate principal amount of Debentures. Interest on the Debentures is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2004, at the rate of 1.625% per annum. The Debentures mature on January 15, 2024, unless earlier converted, redeemed or repurchased. We recorded the Debentures at the discounted principal value of $218.5 million at issuance. Upon issuance, we also recorded a derivative liability of $6.5 million for the embedded derivative portion of the Debentures, which is with the outstanding debenture balance in long-term debt on the Consolidated Balance Sheets. As of January 1, 2006, this derivative liability no longer requires separate accounting from the convertible debenture under Derivative Implementation Group Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to call options that are exercisable only by the debtor.” The net proceeds from the offering were approximately $218.8 million.

A holder of Debentures may convert its Debentures into shares of our common stock at a conversion rate of 60.3136 shares per $1.0 million principal amount (equal to a conversion price of approximately $16.58 per share), subject to adjustment upon certain events, only under the following circumstances:

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

•

during the 5 business days after any 10 consecutive trading days in which the trading price per $1.0 million principal amount of Debentures for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the then current conversion rate;

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

Foreign Currency Contracts

At December 31, 2005 and December 31, 2006, we had no such contracts outstanding. These contracts are marked-to-market monthly and gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. Gains and losses associated with these contracts amounted to a loss of $0.4 million in 2004, a gain of $1.3 million in 2005, and a loss of $0.4 million in 2006.

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

During the first quarter of 2005, we sold $15.0 million notional amount of undesignated swaps and paid a nominal fee. Additionally, we sold $150.0 million notional amount of our fair value hedge swaps and paid $3.0 million in cash. Immediately thereafter, we repurchased $150 million notional amount of fair value hedge swaps with a different counterparty. During the second quarter of 2005, we sold $285.0 million notional amount of swaps and paid $4.8 million. During the fourth quarter of 2005, we sold $150.0 million notional amount of swaps and paid $6.8 million. As a result of these transactions, at December 31, 2005, we had no notional amount of swaps outstanding. We did not enter into any such arrangements during 2006.

During 2005, a portion of the variable interest rate was calculated based on the six month LIBOR rate as of the date of payment plus 5.7940% calculated in arrears and a portion of the variable interest rate was calculated based on the six month LIBOR, set in advance, plus 5.7967%. During 2006, we had no variable interest rate obligations. At December 31, 2005 and 2006, the Senior Notes were at a fixed rate of 10.25% per annum.

When we sell a fair value hedge swap, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. At December 31, 2005 and 2006, the principal value of our debt was increased by $7.4 million and $6.4 million, respectively, as a result of gains realized from previously sold swaps, and was recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.” There were no current hedge instruments during 2005 and 2006.

Additional information with respect to the impact of our swaps on interest expense is set forth in Note 7 to the Consolidated Financial Statements.

During 2004 and 2005, we entered into agreements with financial institutions that were intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. During 2005, we sold all of our outstanding interest rate caps. All of our interest rate caps were market-to-market monthly. Gains and losses were recorded in other (income) expense, net, on the Consolidated Statements of Operations. The fair value adjustment on caps was a $3.8 million loss for 2004 and a $0.5 million loss for 2005. We did not enter into any such agreements during 2006.

Commercial Energy Rate Contracts

We occasionally enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at December 31, 2006 were a payable of $0.2 million.

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

Cash and cash equivalents, short-term notes and accounts receivables, accounts payable and other current payables – The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt – Fair value of long-term debt was $663.7 million at December 31, 2005 and $652.3 million at December 31, 2006.

Foreign currency contracts – Foreign currency contracts are carried at market value. We did not have any such contracts outstanding at December 31, 2005 or December 31, 2006.

Natural gas contracts – See “Commercial Energy Rate Contracts” above.

(7) INTEREST EXPENSE

The following table presents an analysis of interest expense:

	For the Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands)
Interest incurred on debt	$43,780	$42,222	$42,518
Interest rate swap benefit	(11,313)	(1,914)	—
Amortization of fair value adjustments for terminated hedge instruments	(2,468)	(1,744)	(982)
Accelerated amortization of fair value adjustments for terminated hedge instruments due to reduction of Senior Notes	(4,746)	—	—
Amortization of debt issuance costs	4,834	3,569	3,705
Interest on DOJ antitrust fine, including imputed interest	710	507	222
Amortization of premium on Senior Notes	(272)	(190)	(211)
Amortization of discount on Debentures	867	885	654
Interest incurred on other items	340	347	618

Total interest expense from continuing operations	31,732	43,682	46,524
Interest allocated to discontinued operations	7,446	9,034	9,736

Total interest expense	$39,178	$52,716	$56,260

Interest rates

At December 31, 2004, the Revolving Facility had an effective interest rate of 6.2%, our $435.0 million principal amount of Senior Notes had an effective rate of 8.6% (i.e., a fixed rate of 10.25%, effectively swapped to a variable rate of the LIBOR plus 5.7940%) and our $225.0 million principal amount of Debentures had a fixed rate of 1.625%.

At December 31, 2005, the Revolving Facility had an effective interest rate of 6.8%, our $434.6 million principal amount of Senior Notes had an effective rate of 10.02% (including the effect of the amortization of fair value adjustments for terminated hedge instruments) and a fixed rate of 10.25% and our $225.0 million principal amount of Debentures had a fixed rate of 1.625%.

At December 31, 2006, the Revolving Facility had an effective interest rate of 7.6%, our $434.6 principal amount of Senior Notes had a fixed rate of 10.25% and our $225.0 million principal amount and Debentures had a fixed rate of 1.625%.

(8) OTHER (INCOME) EXPENSE, NET

The following table presents an analysis of other (income) expense, net:

	For the Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands)
Loss on reduction of Senior Notes	$8,782	$—	$—
Brazil sales tax provision	—	—	(1,465)
Currency (gains) losses	(8,504)	17,016	(7,316)
Bank and other financing fees	3,070	2,271	2,431
Legal, environmental and other related costs	9,202	2,814	3,511
Employee benefit curtailment, settlement and other	(182)	(145)	551
Fair value adjustments on interest rate caps	3,827	527	—
Foreign currency exchange rate contracts (gains) losses	406	(1,268)	—
Fair value adjustments on Debenture Redemption Make-Whole Option	(2,475)	(2,702)	—
Relocation expenses	927	905	2,476
Write-off of fixed or other assets	2,049	—	39
Gain on sale of assets	(3,141)	(1,094)	(5,659)
Write-off of capitalized bank fees and related debt extinguishment costs	344	1,557	—
Other	7,125	57	1,353

Total other (income) expense, net	$21,430	$19,938	$(4,079)

We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2005 and 2006, the aggregate principal amount of these loans was $414.6 million and $450.7 million, respectively (based on currency exchange rates in effect at such date). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other income (expense), net, on the Consolidated Statements of Operations. In 2004, we had a net total of $8.5 million of currency gains, including $9.8 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2005, we had a net total of $17.0 million of currency losses, including $14.6 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2006, we had a net total of $7.3 million of currency gains due to remeasurement of inter-company loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency.

(9) SUPPLEMENTARY BALANCE SHEET DETAIL

The following tables present supplementary balance sheet details:

	At December 31,
	2005	2006
	(Dollars in thousands)
Accounts and notes receivable, net:
Trade	$170,014	$149,311
Other	17,698	20,403

	187,712	169,714
Allowance for doubtful accounts	(3,132)	(3,186)

	$184,580	$166,528

Inventories:
Raw materials and supplies	$75,515	$79,277
Work in process	151,315	123,162
Finished goods	29,625	41,039

	256,455	243,478
Reserves	(1,417)	(4,349)

	$255,038	$239,129

Property, plant and equipment:
Land and improvements	$29,802	$23,415
Buildings	154,947	122,459
Machinery and equipment and other	865,841	718,794
Construction in progress	35,803	24,721

	$1,086,393	$889,389

	At December 31,
	2005	2006
	(Dollars in thousands)
Other accrued liabilities:
Accrued vendors payable	$33,173	$33,296
Payrolls (including incentive programs)	4,410	28,873
Restructuring	10,190	6,617
Employee compensation and benefits	11,828	11,439
Accrued interest	1,319	1,231
Liabilities and expenses associated with antitrust investigations and related lawsuits and claims	20,625	5,375
Other	15,445	11,237

	$96,990	$98,068

Other long term obligations:
Postretirement benefits	$25,749	$37,650
Pension and related benefits	51,243	38,504
Liabilities and expenses associated with antitrust investigations and related lawsuits and claims	5,375	—
Long-term environmental liabilities	4,429	6,045
Derivative liability (Redemption Make-Whole Option)	1,284	—
Restructuring	1,337	1,256
Other	18,287	19,953

	$107,704	$103,408

The following table presents an analysis of the allowance for doubtful accounts:

	At December 31,
	2004	2005	2006
	(Dollars in thousands)
Balance at beginning of year	$3,921	$4,001	$3,132
Additions	368	479	1,571
Deductions	(288)	(1,348)	(1,517)

Balance at end of year	4,001	3,132	3,186

(10) LEASES AND OTHER LONG TERM OBLIGATIONS

Lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
2007	$2,412
2008	1,036
2009	745
2010	539
2011	372
After 2011	2,594

Total lease and rental expenses under non-cancelable operating leases extending one year or more were about $2.2 million in 2004, $4.1 million in 2005, and $2.8 million in 2006.

During 2001, we outsourced our information technology function to CGI Group Inc. (“CGI”). Under this ten-year agreement, CGI manages our data services, networks, desktops and telecommunications. This contract was amended in the third quarter of 2005, effectively reducing the scope of services provided by CGI. The following schedule sets forth the future payments for base services.

(Dollars in thousands)
2007	$4,388
2008	4,388
2009	4,388
2010	4,388
2011	1,250
After 2011	—

(11) BENEFIT PLANS

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). We adopted SFAS 158 prospectively on December 31, 2006. SFAS 158 requires that we recognize all obligations related to defined benefit pensions and other postretirement benefits. This statement requires that we quantify the plans’ funding status as an asset or a liability on our consolidated balance sheets.

SFAS 158 requires that we measure the plans’ assets and obligations that determine our funded status as of the end of the fiscal year. We are also required to recognize as a component of Other Comprehensive Income the changes in funded status that occurred during the year that are not recognized as part of net periodic benefit cost as explained in SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

The incremental effect of applying SFAS No. 158 in individual line items in the Consolidated Balance Sheet as of December 31, 2006 is as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(Dollars in thousands)
Other assets	$54,915	$(25,662)	$29,253

Other long-term obligations	(92,002)	(11,406)	(103,408)
Deferred income taxes	(24,192)	(2,808)	(27,000)

Accumulated other comprehensive loss	(272,887)	(39,876)	(312,763)

Defined Benefit Plans

Until February 25, 1991, we participated in the U.S. retirement plan of Union Carbide Corporation (“Union Carbide”). Effective February 26, 1991, we formed our own U.S. retirement plan which covers substantially all U.S. employees. Retirement and death benefits related to employee service through February 25, 1991 are covered by the Union Carbide plan. Benefits paid by the Union Carbide plan are based on final average pay through February 25, 1991, plus salary increases (not to exceed 6% per year) until January 26, 1995 when Union Carbide ceased to own at least 50% of the equity of GTI. All our employees who retired prior to February 25, 1991 are covered under the Union Carbide plan. Pension benefits under our plan are based primarily on years of service and compensation levels prior to retirement. Prior to January 1, 2002, our plan was a defined benefit plan. Effective January 1, 2002, a new defined contribution plan was established for U.S. employees. Some employees had the option to remain in the defined benefit plan for an additional period of up to five years. Those employees without the option to remain in the defined benefit plan for an additional five years began participating in the defined contribution plan and their benefits under the defined benefit plan were frozen as of December 31, 2001. Those employees with the initial option to remain in the defined benefit plan began participating in the defined contribution plan as of April 1, 2003 and their benefits under the defined benefit plan were frozen as of March 31, 2003. Effective March 31, 2003, we froze the qualified defined benefit plan for our remaining U.S. employees and closed our non-qualified U.S. defined benefit plan for the participating salaried workforce. Under the new defined contribution plan, we make quarterly contributions to each individual employee’s account equal to 2.5% of the employee’s pay up to the social security wage base ($88,000 in 2004, $90,000 in 2005, and $94,000 in 2006) plus 5% of their pay above the social security wage base. For 2007, we will make quarterly contributions equal to 1% of each employee’s total pay. In 2005 and 2006, we recorded expense of $1.4 million and $1.3 million, respectively, related to this plan.

Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves.

We use a December 31 measurement date for all of our plans.

The components of our consolidated net pension costs are set forth in the following table.

	For the Year Ended December 31,
	2004		2005		2006
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$912	$309	$740	$424	$738	$444
Interest cost	7,528	4,349	7,714	4,434	7,564	4,566
Expected return on assets	(8,329)	(4,123)	(8,768)	(4,265)	(8,412)	(4,248)
Amortization	176	354	1,355	990	2,216	798
Special termination benefits	—	—	—	485	—	—
Settlement (gain) loss	—	(535)	—	743	—	699
Curtailment (gain) loss	—	1	—	(212)	—	(3,072)

	$287	$355	$1,041	$2,599	$2,106	$(813)

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status for 2005 and 2006 of, our pension plans are as follows:

	Pension Benefits at December 31,
	2005		2006
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$131,009	$74,773	$142,076	$76,151
Service cost	740	424	738	444
Interest cost	7,714	4,434	7,564	4,566
Impact of plan amendments	—	—	—	—
Participant contributions	—	96	—	81
Foreign currency exchange rates	—	(7,464)	—	6,129
Actuarial (gain) loss	10,994	9,851	(4,403)	(1,096)
Divestiture	—	—	—	—
Curtailment	—	—	—	(5,038)
Settlement	—	(1,443)	—	(2,584)
New plan	—	1,189	—	—
Special termination benefits	—	485	—	—
Benefits paid	(8,381)	(6,194)	(8,799)	(3,600)

Net benefit obligation at end of year	$142,076	$76,151	$137,176	$75,053

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$109,988	$63,834	$103,404	$62,404
Actual return on plan assets	1,227	9,141	11,404	5,009
New plan	—	1,420	—	—
Foreign currency exchange rate changes	—	(6,216)	—	6,026
Employer contributions	570	1,766	570	4,660
Employee contributions	—	96	—	81
Settlement	—	(1,443)	—	(2,584)
Benefits paid	(8,381)	(6,194)	(8,799)	(3,600)

Fair value of plan assets at end of year	$103,404	$62,404	$106,579	$71,996

Reconciliation of funded status:
Funded status at end of the year	$(38,672)	$(13,748)	$(30,597)	$(3,057)
Unrecognized net transition asset	—	(729)	—	—
Unrecognized prior service cost	—	1,328	—	—
Unrecognized net actuarial loss	42,362	16,490	—	—

Net amount recognized at end of year	$3,690	$3,341	$(30,597)	$(3,057)

Amounts recognized in the statement of financial position:
Non-current assets	$—	$2,630	$—	$4,089
Current liabilities	—	—	(561)	(34)
Non-current liabilities	(38,672)	(7,845)	(30,036)	(7,112)
Accumulated other comprehensive loss	42,362	8,065	—	—
Intangible asset	—	491	—	—

Net amount recognized	$3,690	$3,341	$(30,597)	$(3,057)

Amounts recognized in accumulated other comprehensive loss:

	2006
	U.S.	Foreign
	(Dollars in Thousands)
Initial net asset (obligation)	$—	$439
Prior service credit	—	(830)
Net gain (loss)	(32,751)	(11,936)

Accumulated other comprehensive income (loss)	(32,751)	(12,327)
Prepaid (unfunded accrued) pension cost	2,154	9,270

Net amount recognized in the statement of financial position	$(30,597)	$(3,057)

The accumulated benefit obligation for all defined pension plans was $208.8 million at December 31, 2005 and $206.9 million at December 31, 2006.

We annually re-evaluate assumptions and estimates used in projecting pension assets, liabilities and expenses. These assumptions and estimates may affect the carrying value of pension assets, liabilities and expenses in the Consolidated Financial Statements. Assumptions used to determine net pension costs and projected benefit obligations are set forth in the following table:

	Pension Benefit Obligations at December 31,
	2005	2006
Weighted average assumptions to determine benefit obligations:
Discount rate	5.66%	5.93%
Rate of compensation increase	3.51%	3.26%

	Pension Benefit Costs at December 31,
	2005	2006
Weighted average assumptions to determine net cost:
Discount rate	5.99%	5.65%
Expected return on plan assets	7.71%	7.22%
Rate of compensation increase	3.51%	3.51%

We adjust our discount rate annually in relation to the rate at which the benefits could be effectively settled. Discount rates are set for each plan in reference to the yields available on AA-rated corporate bonds of appropriate currency and duration. The appropriate discount rate is derived by developing an AA-rated corporate bond yield curve in each currency. The discount rate for a given plan is the rate implied by the yield curve for the duration of that plan’s liabilities. In certain countries, where little public information is available on which to base discount rate assumptions, the discount rate is based on government bond yields or other indices and approximate adjustments to allow for the differences in weighted durations for the specific plans and/or allowance for assumed credit spreads between government and AA corporate bonds.

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

The rate of compensation assumption is generally based on salary increases.

Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2006, by asset category:

	Percentage of Plan Assets at December 31, 2006
	U.S.	Foreign
Equity securities	69%	35%
Fixed Income	30%	52%
Other	1%	13%

Total	100%	100%

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

The following table presents our retirement plan weighted average target asset allocations at December 31, 2006, by asset category:

	Percentage of Plan Assets at December 31, 2006
	U.S.	Foreign
Equity securities	75%	35%
Fixed Income	25%	53%
Other	—	12%

Total	100%	100%

The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2005		2006
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Accumulated benefit obligation	$142,076	$64,989	$137,176	$8,001
Fair value of plan assets	103,404	60,226	106,579	5,085

The following table presents information for pension plans with a projected benefit obligation in excess of plan assets at December 31:

	2005		2006
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Projected benefit obligation	$142,076	$75,187	$137,176	$23,129
Fair value of plan assets	103,404	61,238	106,579	15,984

The following table represents projected future pension plan cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2007:
Expected employer contributions	$6,972	$865
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the fiscal years ending December 31:
2007	8,986	3,780
2008	8,978	3,047
2009	8,847	3,176
2010	8,813	3,142
2011	8,961	5,477
2012-2016	46,333	30,956

Postretirement Benefit Plans

We provide healthcare and life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies and health care providers. We accrue the estimated net postretirement benefit costs during the employees’ credited service periods. We use a December 31 measurement date for all of our plans.

In July 2002, we amended our U.S. postretirement medical coverage. In 2003 and 2004, we discontinued the Medicare Supplement Plan (for retirees 65 years or older or those eligible for Medicare benefits). This change applied to all U.S. active employees and retirees. In June 2003, we announced the termination of the existing early retiree medical plan for retirees under age 65, effective December 31, 2005. In addition, we limited the amount of retiree’s life insurance after December 31, 2004. These modifications are accounted for prospectively. The impact of these changes is being amortized over the average remaining period to full eligibility of the related postretirement benefits and resulted in an $11.9 million net benefit in 2004, a $14.0 million net benefit in 2005, and a $12.8 million net benefit in 2006, reflected in the Consolidated Statements of Operations.

The components of our consolidated net postretirement cost (benefit) are set forth in the following table:

	For the Year Ended December 31,
	2004		2005		2006
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$109	$215	$18	$238	$28	$321
Interest cost	1,275	1,181	743	1,292	1,072	1,165
Amortization	(14,733)	51	(16,387)	96	(15,351)	(34)

	$(13,349)	$1,447	$(15,626)	$1,626	$(14,251)	$1,452

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status of, our postretirement plans is set forth in the following table:

	Postretirement Benefits at December 31,
	2005		2006
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$14,939	$18,793	$12,246	$18,784
Service cost	18	238	28	321
Interest cost	743	1,292	1,072	1,165
Impact of plan amendments	—	—	—	—
Foreign currency exchange rates	—	(237)	—	(529)
Actuarial loss	(252)	(157)	7,767	51
Divestiture	—	—	—	—
Curtailment	—	—	—	—
Settlement	—	—	—	—
Special termination benefits	—	—	—	—
Gross benefits paid	(3,202)	(1,145)	(2,190)	(1,068)

Net benefit obligation at end of year	$12,246	$18,784	$18,923	$18,724

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Foreign currency exchange rate changes	—	—	—	—
Employer contributions	3,202	1,145	2,190	1,068
Settlement	—	—	—	—
Gross benefits paid	(3,202)	(1,145)	(2,190)	(1,068)

Fair value of plan assets at end of year	$—	$—	$—	$—

Reconciliation of funded status:
Funded status at end of year	$(12,246)	$(18,784)	$(18,923)	$(18,724)
Unrecognized net transition asset	—	—	—	—
Unrecognized prior service cost	(31,366)	(4,165)	—	—
Unrecognized net actuarial loss	34,559	6,253	—	—

Net amount recognized at end of year	$(9,053)	$(16,696)	$(18,923)	$(18,724)

Amounts recognized in the statement of financial position:
Non-current assets	$—	$—	$—	$—
Current liabilities	—	—	(1,922)	(1,210)
Non-current liabilities	(9,053)	(16,696)	(17,001)	(17,514)
Accumulated other comprehensive loss	—	—	—	—

Net amount recognized	$(9,053)	$(16,696)	$(18,923)	$(18,724)

Amounts recognized in accumulated other comprehensive loss:

	2006
	U.S.	Foreign
	(Dollars in thousands)
Initial net asset (obligations)	$—	$—
Prior service credit	12,072	3,904
Net gain (loss)	(38,383)	(5,948)

Accumulated other comprehensive income (loss)	(26,311)	(2,044)
Prepaid (unfunded accrued) pension cost	7,388	(16,680)

Net amount recognized in the statement of financial position	$(18,923)	$(18,724)

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

	Postretirement Benefit Obligations At December 31,
	2005	2006
Weighted average assumptions to determine benefit obligations:
Discount rate	6.07%	6.17%
Health care cost trend on covered charges:
Initial	8.23%	5.76%
Ultimate	5.77%	4.79%
Years to ultimate	8	7

	Postretirement Benefit Costs At December 31,
	2005	2006
Weighted average assumptions to determine net cost:
Discount rate	6.69%	6.07%
Health care cost trend on covered charges:
Initial	7.81%	6.03%
Ultimate	5.62%	4.61%
Years to ultimate	7	8

For 2004, 2005 and 2006, as a result of certain amendments to our U.S. postretirement benefits, health care cost trend rates have no material effect on the amounts reported for net postretirement benefits.

Discount rates are set for each plan in reference to the yields available on AA-rated corporate bonds of appropriate currency and duration. The appropriate discount rate is derived by developing an AA-rated corporate bond yield curve in each currency. The discount rate for a given plan is the rate implied by the yield curve for the duration of that plan’s liabilities. In certain countries, where little public information is available on which to base discount rate assumptions, the discount rate is based on government bond yields or other indices and approximate adjustments to allow for the differences in weighted durations for the specific plans and/or allowance for assumed credit spreads between government and AA-rated corporate bonds.

The following table represents projected future postretirement cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2007:
Expected employer contributions	$1,922	$1,210
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the fiscal years ending December 31:
2007	1,922	1,210
2008	1,983	1,260
2009	1,980	1,311
2010	1,970	1,377
2011	1,963	1,446
2012-2016	9,786	8,562

Other Non-Qualified Benefit Plans

Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation plans for certain eligible employees. We established benefits protection trusts (collectively, the “Trust”) to partially provide for the benefits of employees participating in these plans. At December 31, 2005 and December 31, 2006, the Trust had assets of approximately $0.9 million and $1.2 million, respectively, which are included in other assets on the Consolidated Balance Sheets. These assets include 426,400 shares of common stock that we contributed to the Trust in March 2001. These shares, if later sold, could be used for partial funding of our future obligations under certain of our compensation and benefit plans. The shares held in Trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be sold or otherwise used for funding purposes.

Savings Plan

Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. On January 1, 2002, the plan was revised to allow employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. For 2004, 2005, and 2006 we contributed on behalf of each participating employee, in units of a fund that invests entirely in our common stock, 100% on the first 3% contributed by the employee and 50% on the next 2% contributed by the employee. We contributed 301,194 shares in 2005, resulting in expense of $1.6 million and 309,454 shares in 2006, resulting in an expense of $1.8 million.

(12) RESTRUCTURING AND IMPAIRMENT CHARGES

At December 31, 2006, the outstanding balance of our restructuring reserve was $7.9 million. We expect the majority of the remaining payments to be paid by the end of 2007. The components of the balance at December 31, 2006 consisted primarily of:

Graphite Electrode

•	$2.2 million related to the rationalization of our graphite electrode facilities in France;

•	$3.4 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy; and

•	$0.8 million related to the phase out of our graphite electrode machining operations in Clarksville, Tennessee.

Other Businesses

•	$0.9 million related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

•

$0.3 million related to the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio, including lease payments on our former Corporate Headquarters and severance expenses for former employees.

In 2004, we recorded a net restructuring benefit of $0.5 million, comprised primarily of the following:

•

a $2.5 million net benefit associated with the closure of our graphite electrode manufacturing operations in Caserta, Italy (consisting of a reduction in cost estimate, partially offset by the completion of further severance agreements for employees terminated in connection with the closure), offset by

•	a $1.3 million charge relating primarily to severance programs and related benefits associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom; and

•	a $0.6 million charge associated primarily with changes in estimates related to U.S. voluntary and selective severance programs.

In 2005, we recorded a net restructuring charge of $9.5 million, comprised primarily of the following:

•	a $5.9 million charge associated with the rationalization of our graphite electrode facilities, including those in Brazil, France, and Russia;

•	a $3.2 million charge associated with the closure of our graphite electrode manufacturing operations at Caserta, Italy;

•	a $0.5 million charge primarily associated with the relocation of our Corporate Headquarters from Wilmington, Delaware to Parma, Ohio;

•	an $0.8 million charge associated with the phase out of our graphite electrode machining operations in Clarksville,

Tennessee, scheduled for completion in the third quarter of 2006, and the closure of our administrative offices in Clarksville, scheduled for completion at the end of the first quarter of 2006; and

•	a $0.4 million charge associated with the closure of our advanced graphite machining operations in Sheffield, United Kingdom; offset by

•	a $1.3 million benefit associated with a change in estimate pertaining to the closure of certain graphite electrode manufacturing operations.

In 2006, we recorded a net restructuring charge of $10.0 million, comprised primarily of the following:

•	$3.1 million for severance and related costs to the rationalization of our graphite electrode facilities in France and Russia.

•	$1.8 million for severance and costs related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.

•	$2.7 million for severance and costs related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

•	$1.4 million for severance and other closure costs associated with our former corporate headquarters.

•	$0.6 million for severance and costs related to the closure of our graphite electrode machining and warehousing operations in Clarksville, Tennessee.

We expect to incur additional restructuring charges of about $1.1 million through 2007 primarily for severance and related costs of existing restructuring activities.

The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets. The following table summarizes activity relating to the accrual:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at December 31, 2004	$5,547	$3,305	$8,852

Restructuring charges	10,880	474	11,354 *
Change in estimates	(260)	(1,365)	(1,625)
Payments and settlements	(4,999)	(1,671)	(6,670)
Effect of change in currency exchange rates	(435)	51	(384)

Balance at December 31, 2005	$10,733	$794	$11,527

Restructuring charges	7,097	2,385	9,482
Change in estimates	474	—	474

Payments and settlements	(12,089)	(2,752)	(14,841)
Effect of change in currency exchange rates	1,200	31	1,231

Balance at December 31, 2006	$7,415	$458	$7,873

*	Includes restructuring charges of $0.2 million related to our cathodes operations.

In the first quarter of 2006, we abandoned long-lived fixed assets associated with costs capitalized for our enterprise resource planning system implementations due to an indefinite delay in the implementation of the remaining facilities. As a result, we recorded a $6.6 million loss, including the write off of capitalized interest, in accordance with SFAS No. 144, “Accounting For the Impairment and Disposal of Long-Lived Assets.” Additionally, we recorded a $1.4 million impairment loss to adjust the carrying value of the assets in Switzerland to the estimated fair value less estimated selling costs. In the third quarter of 2006, we sold the long-lived assets at our Etoy, Switzerland facility for $7.1 million.

In the second quarter of 2006, we abandoned certain long-lived fixed assets associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee due to changes in our initial plan of restructuring the facility. As a result, we recorded a $0.6 million impairment loss in accordance with SFAS No. 144. Also in the second quarter, management established a plan to sell our subsidiary in Vyazma, Russia. We have classified these assets and related liabilities as held for sale in the Consolidated Balance Sheet in accordance with SFAS No. 144.

In the fourth quarter of 2006, we abandoned certain fixed assets related to our graphite electrode operations. As a result, we recorded a $1.7 million loss in association with SFAS No. 144.

(13) MANAGEMENT COMPENSATION AND INCENTIVE PLANS

Stock-Based Compensation

We have historically maintained several stock incentive plans. The plans permitted options, restricted stock and other awards to be granted to employees and, in certain cases, also to non-employee directors. At December 31, 2006, the aggregate number of shares authorized under the plans since their initial adoption was 19,300,000.

Effective January 1, 2006, we adopted SFAS No. 123(R), which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective transition method. Accordingly, stock-based compensation expense is measured at the grant date, based on the fair market value of the award and recognized over the requisite service period. Also, in accordance with the modified prospective transition method, our condensed Consolidated Financial Statements for the periods prior to the first quarter of 2006 have not been restated to reflect this adoption.

Stock-Based Compensation under SFAS 123(R)

For the twelve months ended December 31, 2006, we recognized $3.3 million in stock-based compensation expense. A majority of the expense, $2.6 million, was recorded as selling and administrative in the Consolidated Statement of Operations, with the remaining expense included as cost of sales and research and development.

As of December 31, 2006, the total compensation expense related to non-vested restricted stock and stock options not yet recognized was $6.4 million which will be recognized over the weighted average life of 1.92 years.

Accounting for Stock-Based Compensation

Restricted Stock. The fair value of restricted stock is based on the trading price of our common stock on the date of grant, less required adjustments to reflect dividends paid and expected forfeitures or cancellations of awards throughout the vesting period, which ranges between one and three years. The weighted average grant date fair value of restricted stock was approximately $5.30 and $6.29 per share for the twelve months ended December 31, 2005 and 2006.

Restricted stock activity under the plans for the twelve months ended December 31, 2006 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2006	1,315,229	$5.29
Granted	861,000	6.29
Vested	(257,997)	6.29
Forfeited	(287,507)	5.59

Outstanding at December 31, 2006	1,630,725	$6.29

For the twelve months ended December 31, 2006, we granted 861,000 shares of restricted stock to certain directors, officers and employees at prices ranging from $4.71 to $7.82. Of these shares, 35,000 shares vest one year from the date of grant and 161,000 shares vest over a three-year period, with one-third of the shares vesting on the anniversary date of the grant in each of the next three years. Also, we authorized the grant of an aggregate of 665,000 shares of restricted stock to our employees of the company. All of the shares will cliff vest in February 2010, so long as the employee continues to be employed by GTI or its subsidiaries. If certain performance targets are met, the vesting of one-third of the grant will be accelerated in February of each of 2008, 2009, and 2010. Unvested shares granted to each employee (and not then previously forfeited) also vest upon the occurrence of a change in control of GrafTech (as defined in the Plan). Unvested shares will be forfeited upon termination of employment for any reason (including death, disability, retirement or lay-off).

Stock Options. Our stock option compensation expense calculated under the fair value method is recognized over the weighted average remaining vesting period of 0.77 years. The weighted-average fair value of options granted was $8.19 and $7.42 for the twelve months ended December 31, 2005 and 2006. The fair values of options granted are estimated on the date of grant using the Black-Scholes option-pricing model. We did not issue stock option awards in 2006. The weighted average assumptions used in our Black-Scholes option-pricing model for awards issued are as follows:

For the Year Ended December 31, 2005
Dividend yield	0.0%
Expected volatility	72.0%
Risk-free interest rate	4.0%
Expected term in years	7 years

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

Stock options outstanding under our plans at December 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted- Average Exercise Prices
	(Shares in thousands)			(Shares in thousands)
Time vesting options:
$2.83 to $11.10	6,082	3 Years	$7.53	5,984	$7.41
$11.60 to $19.06	2,223	2 Years	16.62	2,219	16.66
$22.81 to $29.22	93	2 Years	24.77	93	24.77
$30.59 to $40.44	785	1 Year	33.48	784	33.48

	9,183		12.13	9,080	12.17

Performance vesting options:	242	1 Year	7.60	242	7.60

Options granted, exercised, canceled and expired under our plans are summarized as follows:

	Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Shares in thousands)
Time vesting options:
Outstanding at January 1, 2006	10,583	$13.28		$
Granted at market price	—	—
Exercised	—	—
Forfeited/canceled	(595)	34.73
Expired	(805)	10.45

Outstanding at December 31, 2006	9,183	12.13	2.5 years		$1,316

Options exercisable at December 31, 2006	9,080	12.18	2.8 years		1,261
Weighted-average fair value of options granted during 2006 at market	—	—
Performance vesting options:
Outstanding at January 1, 2006	242	$7.60
Granted	—	—
Exercised	—	—
Forfeited/canceled	—	—

Outstanding at December 31, 2006	242	7.60	1 year		—

Exercisable at December 31, 2006	242	7.60	1 year		—

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

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2005
	(Dollars in thousands, except per share data)
Net income (loss) as reported	$17,041	$(125,180)
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	—	1,814
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(368)	(1,890)

Proforma net income	$16,673	$(125,256)

Earnings per share:
Basic – as reported	$0.18	$(1.28)
Basic – pro forma	0.17	(1.28)
Diluted – as reported	0.17	(1.28)
Diluted – pro forma	0.17	(1.28)

Incentive Compensation Plans

We have a global incentive program for our worldwide salaried and hourly employees, the Incentive Compensation Program (the “ICP”). The ICP is based primarily on achieving cash flow targets and, to a lesser extent, strategic targets. The cost for the ICP was nominal in 2004 and 2005, and $23.3 million in 2006.

(14) CONTINGENCIES

Antitrust Investigations

Beginning in 1997, the United States Department of Justice (“DOJ”) and other foreign antitrust authorities commenced investigations into alleged violations of the antitrust laws in connection with the sale of the graphite electrodes. These antitrust investigations have been resolved. Several of the investigations resulted in the imposition of fines against us which have been timely paid. At December 31, 2005 and December 31, 2006, respectively, $26.0 million and $5.4 million remained in the reserve for liabilities and expenses in connection with these antitrust investigations and related lawsuits and claims, which have also been resolved. In January 2007, we paid the last scheduled installment of the fine imposed by the DOJ.

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

Through December 31, 2006, we will have settled or obtained dismissal of all of the civil antitrust lawsuits (including class action lawsuits) previously pending against us, certain civil antitrust lawsuits threatened against us and certain possible civil antitrust claims against us arising out of alleged antitrust violations occurring prior to the date of the relevant settlements in connection with the sale of graphite electrodes, carbon electrodes and bulk graphite products. All payments due have been timely paid.

Environmental Matters

During 2006, we increased our reserve for environmentally related activities to be performed in connection with the closure and proposed sale of our Caserta, Italy facility by $1.7 million. The increase in the reserve relates primarily to activities for closing the on-site solid waste landfill earlier than originally anticipated.

Other Matters and Proceedings Against Us

We are involved in various other investigations, lawsuits, claims, demands, environmental compliance programs and other legal proceedings arising out of or incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of these matters, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows.

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $0.6 million at December 31, 2005 and $0.9 million at December 31, 2006. The following table presents the activity in this accrual for 2006:

(Dollars in Thousands)
Balance at December 31, 2005	$610
Product warranty charges	2,025
Payments and settlements	(1,715)

Balance at December 31, 2006	$920

(15) INCOME TAXES

The following table summarizes the U.S. and non-U.S. components of income (loss) before provision for income taxes, minority interest and income from discontinued operations.

	For the Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands)
U.S.	$(1,720)	$(43,891)	$(49,824)
Non-U.S.	64,493	91,337	119,041

	$62,773	$47,446	$69,217

Total income taxes were allocated as set forth in the following table.

	For the Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands)
Income tax (benefit) expense from continuing operations	$45,317	$167,950	$27,085
Income tax (benefit) expense from discontinued operations	992	(2,137)	5,991

	$46,309	$165,813	$33,076

Income tax expense (benefit) attributable to income from continuing operations consists of the items set forth in the following table.

	For the Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands)
U.S income taxes:
Current	$1,968	$—	$128
Deferred	27,996	155,575	(773)

	$29,964	$155,575	$(645)

Non-U.S. income taxes:
Current	$16,768	$13,131	$26,500
Deferred	(1,414)	(756)	1,230

	$15,354	$12,375	$27,730

We have an income tax exemption from the Brazilian government on income generated from graphite electrode production through 2016, respectively. The exemption did not reduce the net expense associated with income taxes for 2004 or 2006 due to an overall loss position in Brazil; however, the exemption reduced the net expense associated with income taxes by $0.5 million in 2005.

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from operations as set forth in the following table.

	For the Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands)
Tax at statutory U.S. federal rate	$21,971	$16,606	$24,226
Impact of U.S. special tax election for certain non-U.S entities to be included in the U.S. tax return	27,524	—	—
Tax return adjustments to estimated tax expense	—	(2,417)	56
Adjustments to deferred tax asset valuation allowance, net	(2,337)	153,079	3,704
Nondeductible expenses/(income) associated with antitrust investigations and related lawsuits and claims	(4,175)	—	578
State tax expense (benefit) (net of federal tax benefit)	(459)	714	1,287
Restructuring charges/(reversal) with no tax benefit	(863)	1,118	2,688
Impact of statutory tax rate changes	(911)	(2,391)	344
U.S. tax impact of foreign earnings, net of foreign tax credits	6,475	2,667	(5,641)
Non-U.S. tax exemptions, holidays and credits	(735)	(920)	(674)
Tax effect of permanent differences	586	781	1,630
Other	(1,759)	(1,287)	(1,113)

Total tax expense (benefit) from continuing operations	$45,317	$167,950	$27,085

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and December 31, 2006 are set forth in the following table.

	At December 31,
	2005	2006
	(Dollars in thousands)
Deferred tax assets:
Fixed assets	$19,783	$17,504
Postretirement and other employee benefits	48,202	48,363
Foreign tax credit and other carryforwards	136,807	128,054
Provision for scheduled plant closings and other restructurings	7,356	2,329
Terminated hedge instruments	2,591	2,247
Capitalized research and experimental costs	9,304	9,072
Grants	2,807	2,691
Inventory Adjustments	8,951	9,229
Other	12,221	12,005

Total gross deferred tax assets	248,022	231,494
Less: valuation allowance	(208,393)	(200,471)

Total deferred tax assets	$39,629	$31,023

Deferred tax liabilities:
Fixed assets	$60,937	$38,250
Inventory	6,160	4,086
Other	1,986	3,560

Total deferred tax liabilities	69,083	45,896

Net deferred tax asset/(liability)	$(29,454)	$(14,873)

Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction. Net deferred income tax assets are included in prepaid expenses and other current assets in the amount of $8.3 million at December 31, 2005 and $9.2 million at December 31, 2006 and separately stated as deferred income taxes in the amount of $12.1 million at December 31, 2005 and $6.3 million at December 31, 2006. Net deferred tax liabilities are included in accrued income and other taxes in the amount of $6.1 million at December 31, 2005 and $3.4 million at December 31, 2006 and separately stated as deferred income taxes in the amount of $43.7 million at December 31, 2005 and $27.0 million at December 31, 2006.

The change in the total valuation allowance for 2006 was a decrease of $7.9 million. Until we determine that it is more likely than not that we will generate sufficient U.S. taxable income to realize our deferred income tax assets, income tax benefits in the current period will be fully reserved.

We have total excess foreign tax credit carryforwards of $82.1 million at December 31, 2006. Of these tax credit carryforwards, $15.5 million expire in 2011, $36.7 million expire in 2012, $1.5 million expire in 2013, $0.1 million expire in 2014, $12.0 million expire in 2015 and $16.3 million expire in 2017 and beyond. In addition, we have federal, state and foreign net operating losses, on a gross tax effected basis, of $30.7 million. Of these tax loss carryforwards, $3.0 million expire in 2007, $3.2 million expire in 2008, $1.4 million expire in 2009, $1.0 million expire in 2010, $2.2 million expire in 2011, $0.4 million expire in 2012, $1.5 million expire in 2013, $1.3 million expire in 2014, $0.3 million expire in 2015 and $16.4 million expire in 2016 and beyond. Based upon the level of historical taxable income and projections for future taxable income over the periods during which these credits are utilizable, we believe it is more likely than not that we will realize the tax benefits of these deferred tax assets consisting of net operating losses, net of the corresponding valuation allowances that exist at December 31, 2006.

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

(16) EARNINGS PER SHARE

Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, “Earnings Per Share,” and EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” using the following data:

	2004	2005	2006
	(Dollars in thousands)
Net income, as reported	$17,041	$(125,180)	$91,334
Add: Interest on Debentures, net of tax benefit	—	—	4,279
Add: Amortization of Debentures issuance costs, net of tax benefit	—	—	1,049

Net income, as adjusted	$17,041	$(125,180)	$96,662

Weighted average common shares outstanding for basic calculation	96,547,733	97,688,734	97,965,183
Add: Effect of stock options and restricted stock	1,602,204	—	616,333
Add: Effect of Debentures	—	—	13,570,560

Weighted average common shares outstanding for diluted calculation	98,149,937	97,688,734	112,152,076

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities, including those underlying the Debentures, had been issued. As a result of the net loss reported for 2005, 276,161 of potential common shares underlying dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share.

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 4,094,348 shares in 2004, 9,809,780 shares in 2005, and 9,254,688 shares in 2006 because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

The calculation of weighted average common shares outstanding for 2004 and 2005 diluted calculation also excludes the shares underlying the Debentures, as the effect would have been anti-dilutive.

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

When a Right becomes exercisable, it entitles the holder to buy one one-thousandth of a share of a new series of preferred stock for $110. The Rights are subject to adjustment upon the occurrence of certain dilutive events. The Rights will become exercisable only when a person or group becomes the beneficial owner of 15% or more of the outstanding shares of common stock or 10 days after a person or group announce a tender offer to acquire beneficial ownership of 15% or more of the outstanding shares of common stock. No certificates representing the Rights will be issued, and the Rights are not transferable separately from the common stock, unless the Rights become exercisable.

Under certain circumstances, holders of Rights, except a person or group described above and certain related parties, will be entitled to purchase shares of common stock (or, in certain circumstances, other securities or assets) at 50% of the price at which the common stock traded prior to the acquisition or announcement (or 50% of the value of such other securities or assets). In addition, if GTI is acquired after the Rights become exercisable the Rights will entitle those holders to buy the acquiring company’s common shares at a similar discount.

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

On February 15, 2002, GrafTech Finance (“Finco”), a direct subsidiary of GTI (the “Parent”), issued $400.0 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150.0 million aggregate principal amount of additional Senior Notes. All of the Senior Notes have been issued under a single Indenture and constitute a single class of debt securities. The Senior Notes mature on February 15, 2012. The Senior Notes have been guaranteed on a senior basis by the Parent and the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Global, UCAR Carbon, UCAR International Trading Inc., UCAR Carbon Technology LLC, and UCAR Holdings V Inc. (“Holdings V”). The Parent, Finco and these subsidiaries together hold a substantial majority of our U.S. assets. Holdings V have no material assets or operations, and have been dissolved.

On January 22, 2004, the Parent issued $225.0 million aggregate principal amount of Debentures. The guarantors of the Debentures are the same as the guarantors of the Senior Notes, except for the Parent (which is the issuer of the Debentures but a guarantor of the Senior Notes) and Finco (which is a guarantor of the Debentures but the issuer of the Senior Notes). The Parent and Finco are both obligors on the Senior Notes and the Debentures, although in different capacities.

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

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At December 31, 2006, retained earnings of our subsidiaries subject to such restrictions were approximately $1,000 million. Investments in subsidiaries are recorded on the equity basis.

The following table sets forth condensed consolidating balance sheets at December 31, 2005 and December 31, 2006 and condensed consolidating statements of operations and cash flows for each of the years in the three-year period ended December 31, 2006 of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

at December 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$143	$—	$36	$5,877	$(88)	$5,968
Intercompany loans	51,315	166,292	—	108,716	(326,323)	—
Intercompany accounts receivable	—	2,676	27,689	31,079	(61,444)	—
Accounts receivable – third party	—	—	36,569	148,011	—	184,580

Accounts and notes receivable, net	51,315	168,968	64,258	287,806	(387,767)	184,580

Inventories	—	—	59,975	195,108	(45)	255,038
Prepaid expenses and other current assets	7	16,431	1,793	12,287	(16,417)	14,101

Total current assets	51,465	185,399	126,062	501,078	(404,317)	459,687

Property, plant and equipment, net	—	—	46,586	320,096	(4,485)	362,197
Deferred income taxes	—	—	8,980	4,067	(944)	12,103
Intercompany loans	—	506,887	—	—	(506,887)	—
Investments in affiliates	—	—	—	—	—	—
Goodwill	—	—	—	20,319	—	20,319
Other assets	5,359	16,860	3,426	6,869	—	32,514

Total assets	$56,824	$709,146	$185,054	$852,429	$(916,633)	$886,820

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,836	$17,242	$12,392	$60,810	$(88)	$92,192
Intercompany loans	—	109,284	217,009	61,655	(387,948)	—
Third party loans	—	—	—	405	—	405

Short-term debt	—	109,284	217,009	62,060	(387,948)	405
Accrued income and other taxes	1,939	—	20,963	18,341	(16,417)	24,826
Other accrued liabilities	—	—	34,644	62,346	—	96,990

Total current liabilities	3,775	126,526	285,008	203,557	(404,453)	214,413

Long-term debt	220,290	482,481	—	972	—	703,743
Intercompany loans	—	—	—	506,903	(506,903)	—
Other long-term obligations	1,284	37	59,051	47,332	—	107,704
Payable to equity of investees	41,045	—	(526,601)	—	485,556	—
Deferred income taxes	7	—	—	44,606	(944)	43,669
Commitments and contingencies	—	—	—	—	—	—
Minority stockholders’ equity in consolidated entities	—	—	—	26,868	—	26,868
Stockholders’ equity (deficit)	(209,577)	100,102	367,596	22,191	(489,889)	(209,577)

Total liabilities and stockholders’ deficit	$56,824	$709,146	$185,054	$852,429	$(916,633)	$886,820

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

at December 31, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)		Finco (Issuer of Senior Notes and Guarantor of Debentures)		All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents		$151		$125,161	$—	$24,335	$(130)	$149,517
Intercompany loans		67,402		190,976	—	328,602	(586,980)	—
Intercompany accounts receivable		—		12,071	38,065	17,939	(68,075)	—
Accounts receivable – third party		—		130	23,376	143,022	—	166,528

Accounts and notes receivable, net		67,402		203,177	61,441	489,563	(655,055)	166,528

Inventories		—		—	51,220	187,948	(39)	239,129
Prepaid expenses and other current assets		—		16,430	1,444	18,417	(22,220)	14,071

Total current assets		67,553		344,768	114,105	720,263	(677,444)	569,245

Property, plant and equipment, net		—		—	43,567	250,834	(4,648)	289,753
Deferred income taxes		—		—	9,100	6,326	(9,100)	6,326
Intercompany loans		—		542,973	—	—	(542,973)	—
Investments in affiliates		—		—	—	—	—	—
Goodwill		—		—	—	9,822	—	9,822
Other assets		4,288		14,229	2,540	8,196	—	29,253
Assets held for sale		—		—	—	1,802	—	1,802

Total assets		$71,841		$901,970	$169,312	$997,243	$(1,234,165)	$906,201

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$		$		$7,791	$54,303	$—	$62,094
Interest payable		1,676		17,195	—	1	—	18,872
Intercompany loans		—		330,540	242,132	82,487	(655,159)	—
Third party loans		—		—	—	458	—	458

Short-term debt		—		330,540	242,132	82,945	(655,159)	458
Accrued income and other taxes		1,939		—	27,309	34,065	(22,214)	41,099
Other accrued liabilities		—		184	30,160	67,724	—	98,068

Total current liabilities		3,615		347,919	307,392	239,038	(677,373)	220,591

Long-term debt		222,234		442,317	—	849	—	665,400
Intercompany loans		—		—	—	542,972	(542,972)	—
Other long-term obligations		—		—	56,101	47,307	—	103,408
Payable to equity of investees		(40,088)		—	(593,631)	—	633,719	—
Deferred income taxes		—		—	—	36,098	(9,098)	27,000
Minority stockholders’ equity in consolidated entities		—		—	—	3,722	—	3,722
Stockholders’ equity (deficit)		(113,920)		111,734	399,450	127,257	(638,441)	(113,920)

Total liabilities and stockholders’ deficit		$71,841		$901,970	$169,312	$997,243	$(1,234,165)	$906,201

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

for the Year Ended December 31, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$261,000	$651,000	$(170,000)	$742,000
Cost of sales	—	—	202,000	489,000	(138,000)	553,000

Gross profit	—	—	59,000	162,000	(32,000)	189,000
Research and development	—	—	3,000	3,000	—	6,000
Selling, administrative and other expenses	—	—	41,000	67,000	(27,000)	81,000
Restructuring charge	—	—	1,000	(1,000)	—	—
Antitrust investigations and related lawsuits and claims	—	—	(11,000)	—	—	(11,000)
Other (income) expense, net	5,000	—	7,000	8,000	—	20,000
Interest expense	29,000	43,000	20,000	15,000	(75,000)	32,000
Interest income	(9,000)	(41,000)	(25,000)	(1,000)	75,000	(1,000)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income	(25,000)	(2,000)	23,000	71,000	(5,000)	62,000
Provision for (benefit from) income taxes	27,000	(11,000)	10,000	18,000	1,000	45,000
Minority stockholders’ share of income	—	—	—	—	—	—

Income (loss) from continuing operations	(52,000)	9,000	13,000	53,000	(6,000)	17,000
Income from discontinued operations, net of tax	—	—	—	—	—	—
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	—
Equity in earnings of subsidiaries	(75,000)	—	(53,000)	—	128,000	—

Net income (loss)	$23,000	$9,000	$66,000	$53,000	$(134,000)	$17,000

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

for the year ended December 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$264,104	$688,507	$(179,583)	$773,028
Cost of sales	—	—	204,654	517,517	(168,356)	553,815

Gross profit	—	—	59,450	170,990	(11,227)	219,213
Research and development	—	—	3,206	4,199	—	7,405
Selling, administrative and other expenses	1,814	236	40,130	77,512	(30,304)	89,388
Restructuring charges	69	—	1,864	7,611	—	9,544
Impairment loss on long-lived and other assets	—	—	2,904	—	—	2,904
Antitrust investigations and related lawsuits and claims	—	—	—	—	—	—
Other (income) expense, net	(2,770)	(5,412)	1,027	(2,261)	29,354	19,938
Interest expense	5,262	47,685	4,797	15,118	(29,180)	43,682
Interest income	—	(37)	—	(1,057)	—	(1,094)

Income (loss) before provision for (benefit from) income taxes and minority stockholders’ share of income	(4,375)	(42,472)	5,522	69,868	18,903	47,446
Provision for (benefit from) income taxes	74,514	(3,164)	84,571	11,970	59	167,950
Minority stockholders’ share of income (loss)	—	—	—	37	—	37

Income (loss) from continuing operations	(78,889)	(39,308)	(79,049)	57,861	18,844	(120,541)
Income (loss) from discontinued operations, net of tax				(4,639)		(4,639)
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	—
Deficit (equity) in earnings of subsidiaries	65,135	—	(53,222)	—	(11,913)	—

Net income (loss)	$(144,024)	$(39,308)	$(25,827)	$53,222	$30,757	$(125,180)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

for the year ended December 31, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$275,619	$770,455	$(190,641)	$855,433
Cost of sales	—	37	220,007	555,858	(169,817)	606,085

Gross profit	—	(37)	55,612	214,597	(20,824)	249,348
Research and development	—	—	5,918	4,640	—	10,558
Selling, administrative and other expenses	—	54	52,545	86,788	(34,235)	105,152
Restructuring charges	19	—	5,042	4,895	—	9,956
Impairment loss on long-lived and other assets	—	—	7,404	3,060	—	10,464
Antitrust investigations and related lawsuits and claims	—	—	2,513	—	—	2,513
Other (income) expense, net	17	(52,786)	4,816	(6,521)	50,395	(4,079)
Interest expense	4,693	55,634	10,055	30,414	(54,272)	46,524
Interest income	—	(387)	(4)	(566)	—	(957)

Operating Expenses	4,729	2,515	88,289	122,710	(38,112)	180,131
Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(4,729)	(2,552)	(32,677)	91,887	17,288	69,217
Provision for (benefit from) income taxes	6,049	1,133	(9,022)	28,908	17	27,085

Income (loss) from continuing operations before minority interest	(10,778)	(3,685)	(23,655)	62,979	17,271	42,132
Minority stockholders’ share of income (loss)	—	—	—	(268)	—	(268)

Income (loss) from continuing operations	(10,778)	(3,685)	(23,655)	63,247	17,271	42,400
Income (loss) from discontinued operations, (including gain from sale of discontinued operations), net of tax	20,031	—	4,462	24,441	—	48,934
Equity (Deficit) in earnings of subsidiaries	59,349	—	87,690	—	(147,039)	—

Net income (loss)	$68,602	$(3,685)	$68,497	$87,688	$(129,768)	$91,334

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

for the year ended December 31, 2004

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net Income (loss)	$23,000	$9,000	$66,000	$53,000	$(134,000)	$17,000
Adjustment to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	—	—	3,000	32,000	—	35,000
Deferred income taxes	23,000	(13,000)	10,000	(2,000)	8,000	26,000
Antitrust investigations and related lawsuits and claims	—	—	1,000	—	—	1,000
Restructuring charge	—	—	1,000	(1,000)	—	—
Adjustment from cost to equity	(75,000)	—	(53,000)	—	128,000	—
Loss on exchange of common stock for Senior Notes	5,000	—	—	—	—	5,000
Interest expense	—	(2,000)	—	—	—	(2,000)
Post retirement plan changes	—	—	(10,000)	—	—	(10,000)
Gain of sale of assets	—	—	—	(3,000)	—	(3,000)
Fair value adjustments on interest rate caps	—	4,000	—	—	—	4,000
Other charges, net	1,000	(4,000)	—	4,000	—	1,000
(Increase) decrease in working capital	(62,000)	(1,000)	(253,000)	(70,000)	219,000	(167,000)
Long term assets and liabilities	(6,000)	19,000	(46,000)	4,000	(9,000)	(38,000)

Net cash used in operating activities	(91,000)	12,000	(281,000)	17,000	212,000	(131,000)

Cash flow from investing activities:
Intercompany Investments	(141,000)	45,000	299,000	9,000	(212,000)	—
Capital expenditures	—	—	(17,000)	(42,000)	—	(59,000)
Patent capitalization	—	—	—	—	—	—
Purchase of derivative investments	—	(3,000)	—	—	—	(3,000)
Sale of derivative investments	—	—	—	—	—	—
Proceeds from sales of assets	—	—	—	6,000	—	6,000

Net cash used in investing activities	(141,000)	42,000	282,000	(27,000)	(212,000)	(56,000)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	—	—	—	(1,000)	—	(1,000)
Revolving Facility borrowings	—	—	—	—	—	—
Revolving Facility payments	—	—	—	—	—	—
Long-term debt borrowings	225,000	—	—	—	—	225,000
Long-term debt reductions	—	(44,000)	—	—	—	(44,000)
Proceeds from exercise of stock options	7,000	—	—	—	—	7,000
Financing costs	—	(8,000)	—	—	—	(8,000)
Premium on repurchase of Senior Notes	—	(3,000)	—	—	—	(3,000)

Net cash provided by financing activities	232,000	(55,000)	—	(1,000)	—	176,000

Net increase (decrease) in cash and cash equivalents:	—	(1,000)	1,000	(11,000)	—	(11,000)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,000	—	1,000
Cash and cash equivalents at beginning of period	—	13,000	—	21,000	—	34,000

Cash and cash equivalents at end of period	$—	$12,000	$1,000	$11,000	$—	$24,000

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

for the year ended December 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net Income (loss)	$(78,889)	$(39,308)	$(79,049)	$53,223	$18,843	$(125,180)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	—	—	4,055	31,408	1,463	36,926
Deferred income taxes	74,514	(3,164)	84,572	(1,099)	(4)	154,819
Adjustment from cost to equity	(65,134)	—	53,223	—	11,911	—
Antitrust investigations and related lawsuits and claims.	—	—	(119)	—	—	(119)
Interest expense	1,957	591	(952)	—	—	1,596
Restructuring charges	—	—	1,327	8,402	—	9,729
Impairment loss on long-lived and other assets	—	—	2,904	—	—	2,904
Gain on sale of assets	—	—	(801)	53	—	(748)
Fair value adjustment on Debenture redemption make whole option	(2,702)	—	—	—	—	(2,702)
Fair value adjustments on interest rate caps	—	652	—	—	—	652
Post retirement plan changes	—	—	(15,626)	1,626	—	(14,000)
Other (credits) charges, net	53,250	1,852	(105,522)	81,231	(13,989)	16,822
(Increase) decrease in working capital	15,031	(34,555)	12,761	(32,714)	(22,310)	(61,787)
Long term assets and liabilities	—	—	(5,270)	(5,653)	—	(10,923)

Net cash used in operating activities	(1,973)	(73,932)	(48,497)	136,477	(4,086)	7,989
Cash flow from investing activities:
Intercompany loans receivable/payable	3,485	1,339	7,950	(12,030)	(744)	—
Intercompany debt, net	(1,369)	39,220	46,549	(89,075)	4,675	—
Capital expenditures	—	—	(8,253)	(39,885)	67	(48,071)
Cost of sale of interest rate swaps	—	(14,800)	—	—	—	(14,800)
Proceeds from sale of assets	—	—	720	654	—	1,374
Patent capitalization	—	—	(374)	(423)	—	(797)
Sale (purchase) of derivative investments	—	1,913	—	—	—	1,913

Net cash used in investing activities	2,116	27,672	46,592	(140,759)	3,998	(60,381)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	—	—	1,924	(43)	—	1881
Revolving Facility borrowings	—	171,138	—	—	—	171,138
Revolving Facility reductions	—	(131,562)	—	—	—	(131,562)
Long-term debt borrowings	—	—	—	306	—	306
Long-term debt reductions	—	—	—	(338)	—	(338)
Financing costs	—	(5,241)	—	—	—	(5,241)

Net cash provided by financing activities	—	34,335	1,924	(75)	—	36,184
Net increase (decrease) in cash and cash equivalents	143	(11,925)	19	(4,357)	(88)	(16,208)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,308)	—	(1,308)
Cash and cash equivalents at beginning of period	—	11,925	17	11,542	—	23,484

Cash and cash equivalents at end of period	$143	$—	$36	$5,877	$(88)	$5,968

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

for the year ended December 31, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net Income (loss)	$68,602	$(3,685)	$68,497	$87,688	$(129,768)	$91,334
Adjustment to reconcile net income (loss) to net cash (used in) provided by operations:
(Income) loss from discontinued operations (including gain from the sale of discontinued operations of $58,631 in 2006), net of tax	(20,031)	—	(4,462)	(24,441)	—	(48,934)
Depreciation and amortization	—	—	4,879	34,245	—	39,124
Deferred income taxes	—	1,134	950	(627)	—	1,457
Antitrust investigations and related lawsuits and claims.	—	—	258	—	—	258
Restructuring charges	19	—	5,042	4,895	—	9,956
Impairment loss on long-lived and other assets	—	—	7,579	2,885	—	10,464
Interest expense	830	2,366	(532)	—	—	2,664
Post retirement plan changes	—	—	(13,822)	1,023	—	(12,799)
Gain on sale of assets	—	—	(2,717)	(1,257)	—	(3,974)
Fair value adjustment on Debenture redemption make whole option	—	—	—	—	—	—
Fair value adjustments on interest rate caps	—	—	—	—	—	—
Other (credits) charges, net	(48,415)	13,344	(87,708)	382	129,668	7,271
(Increase) decrease in working capital	(160)	(89)	575	(24,197)	(36)	(23,907)
Long term assets and liabilities	—	—	(1,259)	(7,474)	—	(8,733)

Net cash used in operating activities	845	13,070	(22,720)	73,122	(136)	64,181
Cash flow from investing activities:
Intercompany loans receivable/payable/debt	(16,087)	151,091	14,747	(149,845)	94	—
Capital expenditures	—	—	(9,669)	(36,366)	—	(46,035)
Patent capitalization	—	—	(334)	(541)	—	(875)
Cost of sale of interest rate swaps	—	—	—	—	—	—
Purchase of derivative investments	—	—	—	(266)	—	(266)
Proceeds from sale of assets	15,000	—	17,717	132,997	—	165,714

Net cash used in investing activities	(1,087)	151,091	22,461	(54,021)	94	118,538
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	—	—	223	(995)	—	(772)
Revolving Facility borrowings	—	510,042	—	—	—	510,042
Revolving Facility reductions	—	(549,042)	—	(46)	—	(549,088)
Proceeds from exercise of stock options	462	—	—	—	—	462
Purchase of treasury shares	(212)	—	—	—	—	(212)

Net cash provided by financing activities	250	(39,000)	223	(1,041)	–	(39,568)
Net increase (decrease) in cash and cash equivalents	8	125,161	(36)	18,060	(42)	143,151
Effect of exchange rate changes on cash and cash equivalents	—	—	—	398	—	398
Cash and cash equivalents at beginning of period	143	—	36	5,877	(88)	5,968

Cash and cash equivalents at end of period	$151	$125,161	$—	$24,335	$(130)	$149,517

Unsecured intercompany term notes and unsecured guarantees of those unsecured intercompany term notes by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. In addition, the guarantee of the Senior Notes by UCAR Carbon has been secured by a pledge of all of the AET Pledged Stock, subject to the limitation that at no time will the value of the pledged portion of the AET Pledged Stock exceed 19.99% of the principal amounts of the then outstanding Senior Notes.

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

(19) DISCONTINUED OPERATIONS

On December 5, 2006, we completed the sale of our 70% equity interest in Carbone Savoie and other assets used in and liabilities related to our former cathode business to Alcan France, for approximately $135.0 million less certain price adjustments and the purchaser’s assumption of liabilities. The gain recognized from this sale was $58.6 million, net of income taxes of $6.0 million. In addition to the $135.0 million purchase price, we received $16.3 million for the settlement of existing intercompany accounts payable with our remaining entities in France. Our cathodes operations were previously included in synthetic graphite for segment presentation in accordance with SFAS No. 131. As a result of this sale, under SFAS No. 144, the cathode business is reflected as a discontinued operation. We have reflected prior year results of the cathode business as a discontinued operation on the Consolidated Statements of Operations. Interest expense was allocated to discontinued operations based on the ratio of fixed assets included in the sale over total consolidated fixed assets in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations.

The following table sets forth the results of the discontinued operation.

	For year ended December 31,
	2004	2005	2006
	(Dollars in thousands)
Net sales	$105,446	$113,671	$114,268
Cost of sales	85,239	100,527	96,100

Gross profit	20,207	13,144	18,168

Selling, general and administrative expenses	11,470	13,268	10,654

Other (income) expense, net	(240)	(1,918)	1,957
Interest expense	7,446	9,034	9,736
Interest income	(44)	(106)	(39)

Income (loss) before provision for income taxes	1,575	(7,134)	(4,140)
Gain on sale of discontinued operations	—	—	58,631

Provision for income taxes	992	(2,137)	5,991
Less: Minority Stockholders Share of Income (loss)	993	(358)	(434)

Income (loss) from discontinued operations	$(410)	$(4,639)	$48,934

Basic income (loss) per common share	$(0.00)	$(0.05)	$0.50
Diluted income (loss) per common share	$(0.00)	$(0.05)	$0.43

(20) ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance in our accumulated other comprehensive loss is set forth in the following table:

	For year ended December 31,
	2005	2006
	(Dollars in thousands)
Foreign currency translation	$273,013	$272,887
Additional minimum pension liability	38,416	—
Adoption of SFAS No. 158	—	39,876

	$311,429	$312,763

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate disclosure controls and procedures at a reasonable assurance level. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a reporting company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, and based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that these controls and procedures are effective at the reasonable assurance level as of December 31, 2006.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the 2006 fourth quarter that materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Not Applicable.

PART III

Items 10 to 14 (inclusive).

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2007, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).

EXECUTIVE OFFICERS AND DIRECTORS

The information set forth below is provided as required by Item 10 and the listing standards of the NYSE.

The following table sets forth information with respect to our current executive officers and directors, including their ages, as of March 1, 2007. There are no family relationships between any of our executive officers.

Name	Age	Position
Craig S. Shular	54	Chief Executive Officer, President, and Chairman of the Board
Mark R. Widmar	41	Chief Financial Officer and Vice President
John J. Wetula	48	Vice President and President, Natural Graphite
Petrus J. Barnard	57	Vice President and President, Graphite Electrodes
Gary R. Whitaker	51	Vice President, General Counsel and Secretary
Luiz A. Freitas	56	General Manager, Advanced Graphite Materials
Hermanus L. Pretorius	56	President, Advanced Graphite and Carbon
R. Eugene Cartledge	77	Director
Mary B. Cranston	59	Director
John R. Hall	74	Director
Harold E. Layman	60	Director
Ferrell P. McClean	60	Director
Michael C. Nahl	64	Director
Frank A. Riddick, III	50	Director

EXECUTIVE OFFICERS

Craig S. Shular was elected Chairman of the Board in February 2007. He became Chief Executive Officer and a director in January 2003 and has served as President since May 2002. From May 2002 through December 2002, he also served as Chief Operating Officer. From August 2001 to May 2002, he served as Executive Vice President of our former Graphite Power Systems Division. He served as Vice President and Chief Financial Officer from January 1999, with the additional duties of Executive Vice President, Electrode Sales and Marketing from February 2000, to August 2001. From 1976 through 1998, he held various financial, production and business management positions at Union Carbide, including the Carbon Products Division, from 1976 to 1979. We are the successor to the Carbon Products Division of Union Carbide.

Mark R. Widmar became Chief Financial Officer in May 2006. Prior to joining GrafTech, he served as Corporate Controller of NCR Inc. from 2005 to 2006, and was a Business Unit Chief Financial Officer for NCR from November 2002 to his appointment as Controller. He has also served as a Division Controller at Dell, Inc. from August 2000 to November 2002 prior to joining NCR, and has held various financial and managerial positions with Lucent Technologies Inc. from June 1998 to August 2000, Allied Signal, Inc., and Bristol Myers/Squibb, Inc. He received his MBA from Indiana University in 1992, and is a Certified Public Accountant.

Petrus J. Barnard became Vice President and President, Graphite Electrodes, in April 2005. From April 2003 to March 2005 he served as President, Advanced Carbon Materials. He served as Executive Vice President, Graphite Power Systems, from March 2000 to March 2003. He began his career with us in 1972 when he joined our South Africa subsidiary. He is a graduate of University of Potchefstroom – South Africa with a B.S. Sciences degree and an MBA. He also holds a Ph.D from Rand Afrikaans University.

Luiz A. Freitas became General Manager, Graphite Electrodes, in November 2006. Previously he was General Manager, Advanced Graphite Materials, in September 2005. He was Director, Operations – AET, from January 2002 to September 2005. He served as Director of Operations, Advanced Graphite Materials, from March 2000 to December 2001. He was Director of Worldwide Engineering from February 1999 to March 2000. He joined our Brazilian subsidiary in 1975 after graduating from Federal University of the State of Bahia, Brazil with a B.S. degree in Mechanical Engineering.

Hermanus L. Pretorius became President, Advanced Graphite and Carbon in December 2006. Previously, he was General Manager, Cathodes, starting in September 2005. He served as Director Worldwide Operations and Engineering, Graphite Electrodes, from January 2003 to September 2005. From August 2001 to January 2003, he held various operations and supply chain positions for Europe, Asia and Africa. He began his career with us in Meyerton, South Africa in August 1977 before transferring to UCAR S.A. in Switzerland in March 1998. He is a graduate of University of Potchefstroom – South Africa with a B.S. Sciences degree and an MBA.

John J. Wetula became President of our natural graphite business, AET, in January 2003. From July 1999 to December 2002, he served as President of GrafTech Inc. From July 1998 to June 1999, he served as our Director of Export Sales. From October 1996 to June 1998, he was General Manager of our GRAFOIL® product line. He is a chemical engineer and MBA graduate of Cleveland State University.

Gary R. Whitaker became Vice President, General Counsel and Secretary in May 2006. Before joining GrafTech, Gary served as General Counsel, Vice President and Secretary of SK USA, Inc. for the prior eight years. From November 1991 to July 1998, Gary was employed by Eastman Chemical Company, serving as Senior Counsel and Assistant Secretary. Prior to that, he was a senior associate at Powell, Goldstein, Frazer and Murphy and an attorney for the Du Pont Company. He received his Juris Doctor from the University of Houston in 1980.

DIRECTORS

R. Eugene Cartledge has been a director since 1996 and has served as Chairman of the Board from February 2005 to February 2007. From 1986 until his retirement in 1994, Mr. Cartledge was the Chairman of the Board and Chief Executive Officer of Union Camp Corporation. Mr. Cartledge retired as Chairman of the Board of Savannah Foods & Industries Inc. in December 1997; retired as a director of Chase Industries, Inc. in 2001; retired as a director of Delta Airlines, Inc. and Sun Company, Inc. in May 2002; and retired as a director of Formica Corporation in April 2005. He is currently a director of Blount International, Inc.

Mary B. Cranston has been a director since 2000. Ms. Cranston is the senior partner and from 1999 until December 2006 served as Chair of Pillsbury Winthrop Shaw Pittman LLP, an international law firm. Ms. Cranston is based in San Francisco, California. Ms. Cranston has been practicing complex litigation, including antitrust, telecommunications and securities litigation, with Pillsbury Winthrop Shaw Pittman LLP since 1975. She is a trustee of Stanford University and the San Francisco Ballet and a director of the Bay Area Council, the Commonwealth Club of California, the Episcopal Charities, and the San Francisco Museum of Women.

John R. Hall has been a director since 1995. Mr. Hall was Chairman of the Board and Chief Executive Officer of Ashland Inc. from 1981 until his retirement in January 1997 and September 1996, respectively. Mr. Hall had served in various engineering and managerial capacities at Ashland Inc. since 1957. He served as a director of Reynolds Metals Company from 1985 to 2000. He retired as Chairman of Arch Coal Inc. in 1998; retired as a director of CSX Corp in May 2003; retired as a director of Canada Life in June 2003; and retired as a director of Bank One in May 2004. Mr. Hall currently serves as a member of the Boards of Humana Inc. and USEC Inc. Mr. Hall graduated from Vanderbilt University in 1955 with a degree in Chemical Engineering and later served as Vanderbilt’s Board Chairman from 1995 to 1999. Mr. Hall also serves as Chairman of the Blue Grass Community Foundation and the Commonwealth Fund for Kentucky Educational Television, and as President of the Markey Cancer Center Foundation.

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

Ferrell P. McClean has been a director since 2002 and is a member of the Audit and Finance Committee. Ms. McClean was a Managing Director and Senior Advisor to the head of the Global Oil & Gas Group in Investment Banking at J.P. Morgan Chase & Co. from 2000 through the end of 2001. She joined J.P. Morgan & Co. Incorporated in 1969 and founded the Leveraged Buyout and Restructuring Group within the Mergers & Acquisitions Group in 1986. From 1991 until 2000, Ms. McClean was a Managing Director and co-headed the Global Energy Group within the Investment Banking Group at J.P. Morgan & Co. Ms. McClean is currently a director of El Paso Corporation. She retired as a director of Unocal Corporation in 2005.

Michael C. Nahl has been a director since 1999 and is the current Chairman of the Audit and Finance Committee. Mr. Nahl has been Executive Vice President and Chief Financial Officer of Albany International Corp., a manufacturer of paper machine clothing, which is the belts of fabric that carry paper stock through the paper production process, since April 2005. Mr. Nahl joined Albany International Corp. in 1981 as Group Vice President, Corporate, and, prior to appointment to his present position, he was Senior Vice President and Chief Financial Officer. Mr. Nahl is currently a director of Lindsay Manufacturing Co. and a member of JPMorgan Chase & Company’s Regional Advisory Board.

Frank A. Riddick, III became a director in September 2004 and is a member of the Audit and Finance Committee. Mr. Riddick has served as President and Chief Executive Officer of Formica Corporation, a manufacturer of surfacing materials used in countertops, cabinets, and flooring, since January 2002. Mr. Riddick was instrumental in assisting Formica to emerge from Chapter 11 bankruptcy proceedings in June 2004. He served as President and Chief Operating Officer of Armstrong Holdings, Inc. from August 2000 to December 2001 and in various other executive capacities at Armstrong and its subsidiaries from 1995 to 2000. In December 2000, Armstrong’s principal operating subsidiary, Armstrong World Industries, Inc., filed for Chapter 11 bankruptcy protection as a result of Armstrong’s legacy asbestos liabilities. Prior to joining Armstrong, he held a number of financial managerial positions with FMC Corporation, General Motors Corporation and Merrill Lynch & Co., Inc.

NYSE CERTIFICATION

Mr. Shular, Chief Executive Officer, President, and Chairman of the Board has certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s listing standards, that he is unaware of any violation by us of the NYSE’s corporate governance listing standards.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

See Index to Consolidated Financial Statements at page 98 of this Report.

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

2.2.0(1)	Stock Purchase and Sale Agreement dated as of November 9, 1990 among Mitsubishi Corporation, Union Carbide Corporation and UCAR Carbon Company Inc.

2.3.0(1)	Transfer Agreement dated January 1, 1989 between Union Carbide Corporation and UCAR Carbon Company Inc.

2.3.1(1)	Amendment No. 1 to Transfer Agreement dated December 31, 1989.

2.3.2(1)	Amendment No. 2 to Transfer Agreement dated July 2, 1990.

2.3.3(1)	Amendment No. 3 to Transfer Agreement dated as of February 25, 1991.

2.4.0(1)

Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., Union Carbide Industrial Gases Inc., UCAR Carbon Company Inc. and Union Carbide Coatings Service Corporation.

2.5.0(1)

Environmental Management Services and Liabilities Allocation Agreement dated as of January 1, 1990 among Union Carbide Corporation, Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Industrial Gases Inc. and Union Carbide Coatings Service Corporation.

2.5.1(1)	Amendment No. 1 to Environmental Management Services and Liabilities Allocation Agreement dated as of June 4, 1992.

2.6.0(2)	Trade Name and Trademark License Agreement dated March 1, 1996 between Union Carbide Corporation and UCAR Carbon Technology Corporation.

2.7.0(1)	Employee Benefit Services and Liabilities Agreement dated January 1, 1990 between Union Carbide Corporation and UCAR Carbon Company Inc.

2.7.1(1)	Amendment to Employee Benefit Services and Liabilities Agreement dated January 15, 1991.

2.7.2(1)	Supplemental Agreement to Employee Benefit Services and Liabilities Agreement dated February 25, 1991.

2.8.0(1)	Letter Agreement dated December 31, 1990 among Union Carbide Chemicals and Plastics Company Inc., UCAR Carbon Company Inc., Union Carbide Grafito, Inc. and Union Carbide Corporation.

Exhibit Number	Description of Exhibit
3.1.0(3)	Amended and Restated Certificate of Incorporation of GrafTech International Ltd.

3.1.1(4)	Certificate of Designations of Series A Junior Participating Preferred Stock of GrafTech International Ltd.

3.1.2(5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of GrafTech International Ltd.

3.1.3(6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of GrafTech International Ltd.

3.2.0(7)	Amended and Restated By-Laws of GrafTech International Ltd. dated December 13, 2002.

4.1.0(8)

Indenture dated as of February 15, 2002 among GrafTech Finance Inc., GrafTech International Ltd., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., and the Subsidiary Guarantors from time to time party thereto and State Street Bank and Trust Company, as Trustee.

4.1.1(6)

First Supplemental Indenture, dated as of April 30, 2002, among GrafTech Finance Inc., GrafTech International Ltd., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., UCAR Holdings V. Inc., UCAR Carbon Technology LLC, UCAR Holdings III Inc. and UCAR International Trading Inc. and State Street Bank and Trust Company.

4.2.0(9)

Indenture dated as of January 22, 2004 among GrafTech International Ltd., GrafTech Finance Inc., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., UCAR International Trading Inc. and UCAR Carbon Technology LLC and U.S. Bank National Association.

4.2.1(10)

Supplemental Indenture, dated as of February 7, 2005, among UCAR Holdings V Inc., GrafTech International Ltd., GrafTech Finance Inc., GrafTech Global Enterprises Inc., UCAR Carbon Company Inc., UCAR International Trading Inc. and UCAR Carbon Technology LLC and U.S. Bank National Association.

4.3.0(4)	Rights Agreement dated as of August 7, 1998 between GrafTech International Ltd. and Computershare Investor Services, LLC, as successor Rights Agent.

4.3.1(8)	Amendment No. 1 to Rights Agreement dated as of November 1, 2000.

4.3.2(9)	Amendment No. 2 to Rights Agreement dated as of May 21, 2002.

10.1.0(10)

Amended and Restated Credit Agreement dated as of February 8, 2005 among GrafTech International Ltd. GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.1.1(10)

Amendment and Restatement Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto; the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agents.

10.1.2(10)

Amended and Restated Guarantee Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and each Domestic Subsidiary party thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.3(10)

Amended and Restated Security Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto, in favor of JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

Exhibit Number	Description of Exhibit
10.1.4(10)

Amended and Restated Indemnity, Subrogation and Contribution Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., each of the Domestic Subsidiaries party thereto and JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.5(10)

Amended and Restated Domestic Pledge Agreement dated as of February 8, 2005 by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the direct and indirect subsidiaries of GrafTech that are signatories thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.6(10)

Amended and Restated Intellectual Property Security Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties (schedules omitted).

10.1.7(11)

First Amendment, dated as of May 25, 2005, to the Amended and Restated Credit Agreement, dated as of February 8, 2005, among GrafTech International, Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2.0(12)	Form of Restricted Stock Unit Agreement.

10.3.0(13)	GrafTech International Ltd. Management Stock Incentive Plan (Original Version) as amended and restated through July 31, 2003.

10.4.0*	Form of Restricted Stock Agreement (2005 LTIP Version).

10.5.0(13)	GrafTech International Ltd. Management Stock Incentive Plan (Senior Version) as amended and restated through July 31, 2003.

10.6.0(14)	GrafTech International Ltd. Incentive Compensation Plan, effective January 1, 2003.

10.7.0(15)	Form of Restricted Stock Agreement (Standard Form).

10.8.0(13)	GrafTech International Ltd. Management Stock Incentive Plan (Mid-Management Version) as amended and restated through July 31, 2003.

10.9.0(13)	GrafTech International Ltd. 1995 Equity Incentive Plan as amended and restated through July 31, 2003.

10.10.0(13)	GrafTech International Ltd. 1996 Mid-Management Equity Incentive Plan as amended and restated through July 31, 2003.

10.11.0(9)	UCAR Carbon Company Inc. Compensation Deferral Program effective March 31, 2003.

10.11.1(10)	First Amendment to the UCAR Carbon Compensation Deferral Plan dated as of October 7, 2004.

10.11.2(10)	Second Amendment to the UCAR Carbon Compensation Deferral Plan effective as of January 1, 2005.

10.11.3(12)	Third Amendment to the UCAR Carbon Compensation Deferral Plan effective as of November 1, 2005.

10.12.0(15)	GrafTech International Ltd. 2005 Equity Incentive Plan.

10.13.0(12)	Form of Severance Compensation Agreement for senior management (U.S. 2.0 Version).

10.14.0(12)	Form of Severance Compensation Agreement for senior management (International 2.0 Version).

10.15.0(12)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version).

Exhibit Number	Description of Exhibit
10.16.0(12)	Form of Severance Compensation Agreement for senior management (International 2.99 Version).

10.17.0(9)	UCAR Carbon Company Inc. Equalization Benefit Plan amended and restated as of March 31, 2003.

10.18.0(9)	UCAR Carbon Company Inc. Supplemental Retirement Income Plan amended and restated as of March 31, 2003.

10.19.0(9)	UCAR Carbon Company Inc. Enhanced Retirement Income Plan amended and restated as of March 31, 2003.

10.20.0(9)	UCAR Carbon Company Inc. Benefits Protection Trust amended and restated as of August 1, 2003.

10.21.0(16)	Separation Agreement between GrafTech International Ltd. and Scott C. Mason, dated November 15, 2005.

10.22.0(17)	Plea Agreement between the United States of America and GrafTech International Ltd. executed April 7, 1998.

10.23.0(18)

Outsourcing Services Agreement, dated as of March 30, 2001, effective April 2001, between CGI Information Systems and Management Consultants, Inc. and GrafTech International Ltd. (Confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.24.0(12)	Memorandum of Agreement, dated as of November 14, 2005, between CGI Information Systems and Management Consultants, Inc. and GrafTech International Ltd.

10.25.0(18)

Joint Development and Collaboration Agreement, effective June 5, 2001, among UCAR Carbon Company Inc., Advanced Energy Technology Inc., and Ballard Power Systems Inc. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.26.0(18)

Master Supply Agreement, effective June 5, 2001 between UCAR Carbon Company Inc. and Ballard Power Systems Inc. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.27.0(18)

Agreement, effective as of January 1, 2001, between ConocoPhillips (U.K.) Limited f/ka Conoco (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.27.1(12)

Amendment No. 3 to Agreement, effective as of January 1, 2006, between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.27.2*

Amendment No. 4 to Agreement, effective as of January 1, 2007, between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.28.0(18)

Agreement, effective as of January 1, 2001, between ConocoPhillips Company, UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.28.1(10)

Amendment No. 3 to Agreement, effective as of January 1, 2006, among ConocoPhillips Company and UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

Exhibit Number	Description of Exhibit
10.28.2*

Amendment No. 4 to Agreement, effective as of January 1, 2007, between ConocoPhillips Company and UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.29.0(12)	Form of Terms and Conditions of Sale to standard graphite electrode contract of sale (revision of September 8, 2004)

10.30.0(14)	Separation Agreement between GrafTech International Ltd. and Karen G. Narwold, effective March 30, 2006.

10.31.0(19)	Offer Letter, dated April 13, 2006, between GrafTech International Ltd. and Gary R. Whitaker, Vice President, General Counsel and Secretary.

10.32.0(19)	Offer Letter, dated April 6, 2006, between GrafTech International Ltd. and Mark Widmar, Chief Financial Officer and Vice President.

10.33.0(20)	Purchase and Sale Agreement, dated as of November 27, 2006, among GrafTech International Ltd., UCAR SNC, UCAR Holdings and Alcan France.

10.33.1(20)	Amendment No. 1, dated as of December 5, 2006, to the Purchase and Sale Agreement, dated as of November 27, 2006, among GrafTech International Ltd., UCAR SNC, UCAR Holdings and Alcan France.

10.34.0*

Technology License Agreement, dated as of December 5, 2006, among GrafTech International Ltd., UCAR Carbon Company Inc., Alcan France, and Carbone Savoie (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

21.1.0*	List of subsidiaries of GrafTech International Ltd.

23.1.0*	Consent of PricewaterhouseCoopers LLP.

24.1.0*	Powers of Attorney (included on signature pages).

31.1.0*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.

31.2.0*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Chief Financial Officer.

32.1.0*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

32.2.0*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark R. Widmar, Chief Financial Officer.

*	Filed herewith.
(1)	Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).
(2)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).
(3)	Incorporated by reference to the Registration Statement of the registrant on Form S-1 (Registration No. 33-94698).
(4)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).
(5)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13888).

(6)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13888).
(7)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2002 (File No. 1-13888).
(8)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).
(9)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2003 (File No. 1-13888).
(10)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2004 (File No. 1-13888).
(11)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-13888).
(12)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2005 (File No. 1-13888).
(13)	Incorporated by reference to the Registration Statement of the registrant on Form S-3 (Registration No. 333-108039).
(14)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-13888).
(15)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on September 6, 2005 (File No. 1-13888).
(16)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on November 15, 2005 (File No. 1-13888).
(17)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13888).
(18)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).
(19)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-13888).
(20)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on December 11 6, 2006 (File No. 1-13888).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

March 16, 2007	By:	/s/ CRAIG S. SHULAR
Craig S. Shular
	Title:	Chief Executive Officer, President, and Chairman of the Board

	By:	/s/ MARK R. WIDMAR
Mark R. Widmar
	Title:	Chief Financial Officer and Vice President

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Craig S. Shular and Mark R. Widmar, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ CRAIG S. SHULAR Craig S. Shular	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)	March 16, 2007

/s/ MARK R. WIDMAR Mark R. Widmar	Chief Financial Officer	March 16, 2007

/s/ R. EUGENE CARTLEDGE R. Eugene Cartledge	Director	March 16, 2007

/s/ MARY B. CRANSTON Mary B. Cranston	Director	March 16, 2007

/s/ JOHN R. HALL John R. Hall	Director	March 16, 2007

Signatures	Title	Date

/s/ HAROLD E. LAYMAN Harold E. Layman	Director	March 16, 2007

/s/ FERRELL P. MCCLEAN Ferrell P. McClean	Director	March 16, 2007

/s/ MICHAEL C. NAHL Michael C. Nahl	Director	March 16, 2007

/s/ FRANK A. RIDDICK, III Frank A. Riddick, III	Director	March 16, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.4.0 10.27.2 10.28.2 10.34.0

Form of Restricted Stock Agreement (2005 LTIP Version).

Amendment No. 4 to Agreement, effective as of January 1, 2007, between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

Amendment No. 4 to Agreement, effective as of January 1, 2007, between ConocoPhillips Company and UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

Technology License Agreement, dated as of December 5, 2006, among GrafTech International Ltd., UCAR Carbon Company Inc., Alcan France, and Carbone Savoie (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

21.1.0	List of subsidiaries of GrafTech International Ltd.

23.1.0	Consent of PricewaterhouseCoopers LLP.

24.1.0	Powers of Attorney (included on signature pages).

31.1.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.

31.2.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Chief Financial Officer.

32.1.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

32.2.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark R. Widmar, Chief Financial Officer.