Form 10-Q
period 2007-03-31
GRAFTECH INTERNATIONAL LTD
filed 2007-05-10
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission file number: 1-13888

GRAFTECH INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Delaware	06-1385548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12900 Snow Road Parma, OH	44130
(Address of principal executive offices)	(Zip code)

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

As of April 30, 2007, 99,308,209 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2006	At March 31, 2007
Current Assets:
Cash and cash equivalents	$149,517	$26,733
Accounts and notes receivable, net of allowance for doubtful accounts of $3,186 at December 31, 2006 and $2,964 at March 31, 2007	166,528	157,420
Inventories	239,129	241,336
Prepaid expenses and other current assets	14,071	12,703

Total current assets	569,245	438,192

Property, plant and equipment	889,389	895,266
Less: accumulated depreciation	599,636	604,473

Net property, plant and equipment	289,753	290,793
Deferred income taxes	6,326	5,529
Goodwill	9,822	9,533
Other assets	29,253	25,760
Assets held for sale	1,802	1,805

Total assets	$906,201	$771,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$62,094	$53,803
Interest payable	18,872	5,150
Short-term debt	458	206
Accrued income and other taxes	41,099	49,055
Other accrued liabilities	98,068	89,347

Total current liabilities	220,591	197,561

Long-term debt:
Principal value	657,714	523,471
Fair value adjustments for hedge instruments	6,421	4,164
Unamortized bond premium	1,265	822

Total long-term debt	665,400	528,457

Other long-term obligations	103,408	103,733
Deferred income taxes	27,000	28,043
Minority stockholders’ equity in consolidated entities	3,722	3,797
(see Contingencies – Note 13)
Stockholders’ deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 150,000,000 shares authorized, 101,433,949 shares issued at December 31, 2006 and 101,741,813 shares issued at March 31, 2007	1,026	1,026
Additional paid-in capital	950,023	953,445
Accumulated other comprehensive loss	(312,763)	(310,191)
Accumulated deficit	(660,153)	(642,265)
Less: cost of common stock held in treasury, 2,501,201 shares at December 31, 2006 and at March 31, 2007	(85,197)	(85,197)
Less: common stock held in employee benefit and compensation trusts, 472,566 shares at December 31, 2006 and 468,960 shares at March 31, 2007.	(6,856)	(6,797)

Total stockholders’ deficit	(113,920)	(89,979)

Total liabilities and stockholders’ deficit	$906,201	$771,612

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2007
Net sales	$174,192	$228,231
Cost of sales	124,743	151,949

Gross profit	49,449	76,282

Research and development	2,531	2,234
Selling and administrative expenses	24,808	22,308
Restructuring charges	2,946	884
Impairment loss on long-lived assets	8,151	—
Other (income) expense, net	(380)	11,104
Interest expense	11,788	11,711
Interest income	(126)	(966)

	49,718	47,275

Income (loss) from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income (loss)	(269)	29,007
Provision for income taxes	3,579	10,530

Income (loss) from continuing operations before minority interest	(3,848)	18,477
Minority stockholders’ share of subsidiaries’ income	3	33

Income (loss) from continuing operations	(3,851)	18,444
Loss from discontinued operations, net of tax	(795)	(589)

Net income (loss)	$(4,646)	$17,855

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$(0.04)	$0.19
Loss per share from discontinued operations	(0.01)	(0.01)

Net income (loss) per share	$(0.05)	$0.18

Weighted average common shares outstanding	97,912	98,624

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$(0.04)	$0.17
Loss per share from discontinued operations	(0.01)	—

Net income (loss) per share	$(0.05)	$0.17

Weighted average common shares outstanding	97,912	113,606

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2007
Cash flow from operating activities:
Net income (loss)	$(4,646)	$17,855
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations, net of tax	795	589
Depreciation and amortization	9,246	7,874
Deferred income taxes	146	1,028
Restructuring charges	2,946	884
Impairment loss on long-lived assets	8,151	—
Interest expense	797	1,082
Other charges, net	(1,379)	3,958
Increase in working capital *	(40,191)	(11,589)
Benefit obligation changes	(2,666)	(1,578)
Long-term assets and liabilities	(6,566)	(2,079)

Net cash (used in) provided by operating activities	(33,367)	18,024

Cash flow from investing activities:
Capital expenditures	(10,942)	(7,671)
Patent capitalization	(124)	(236)
Proceeds from sale of assets	128	136

Net cash used in investing activities	(10,938)	(7,771)

Cash flow from financing activities:
Short-term debt borrowings, net	15,656	158
Revolving Facility borrowings	62,255	45,645
Revolving Facility reductions	(18,347)	(45,052)
Long term debt reductions	—	(134,867)
Proceeds from exercise of stock options	—	1,374

Net cash (used in) provided by financing activities	59,564	(132,742)

Net (decrease) increase in cash and cash equivalents	15,259	(122,489)
Effect of exchange rate changes on cash and cash equivalents	74	(295)
Cash and cash equivalents at beginning of period	5,968	149,517

Cash and cash equivalents at end of period	$21,301	$26,733

*Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable	$23,411	$(646)
Effect of factoring on accounts receivable	2,370	10,814
Inventories	(29,323)	(817)
Prepaid expenses and other current assets	6	1,296
Payments for antitrust investigations and related lawsuits and claims	(4,500)	(5,380)
Restructuring payments	(921)	(3,561)
Decrease in accounts payable and accruals	(19,408)	427
Decrease in interest payable	(11,826)	(13,722)

Increase in working capital	$(40,191)	$(11,589)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Presentation

These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”). The year-end Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required annually by accounting principles generally accepted in the United States of America.

Certain amounts in the Consolidated Financial Statements for the three months ended March 31, 2006 have been reclassified to conform with current period presentation.

(2)	New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently in the process of assessing the impact of the adoption of SFAS 159 on our consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 requires disclosure of information that enables users of the financial statements to assess the inputs used to develop fair value measurements and, for recurring fair value measurements using significant unobservable inputs, the effects of the measurements on earnings for the period. This statement is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact of the adoption of SFAS No. 157 on our consolidated results of operations and financial position.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). This Statement (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; and (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. The fair value election of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS 133, prior to the adoption of this Statement. We have adopted SFAS 155 as of January 1, 2007. The adoption of SFAS 155 did not have an impact on our consolidated results of operations or financial position, as we do not have any hybrid financial instruments.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination. We have adopted FIN 48 as of January 1, 2007. Additional information with respect to the adoption of this standard is set forth in Note 15 to the Consolidated Financial Statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, “Disclosure of Accounting Policies.” We adopted EITF 06-3 as of January 1, 2007. Our accounting policy is to collect such taxes from customers and account for them on a net basis. The adoption of EITF 06-03 did not have an impact on our consolidated results of operations or financial position.

(3)	Stock-Based Compensation

In the three months ended March 31, 2007 and 2006, we recognized $1.4 million and $1.1 million, respectively, in stock-based compensation expense. A majority of the expense, $1.3 million and $1.0 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

As of March 31, 2007, the total compensation cost related to the non-vested restricted stock and stock options not yet recognized was $5.7 million and will be recognized over the weighted average life of 1.76 years.

Restricted stock activity under the plans for the three months ended March 31, 2007 was as follows:

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	1,630,725	$6.29
Granted	58,274	7.51
Vested	(64,608)	7.18
Forfeited	(26,245)	4.18

Outstanding at March 31, 2007	1,598,146	$6.35

Stock option activity under the plans for the three months ended March 31, 2007 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	9,424,864	$12.01
Granted	—	—
Vested	—	—
Terminated	(1,719,944)	19.40
Exercised	(198,079)	6.61

Outstanding at March 31, 2007	7,506,841	$10.46

(4)	Earnings Per Share

Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, “Earnings Per Share”, and EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share”, using the following share data:

	For the Three Months Ended March 31,
	2006	2007
	(Dollars in thousands, except option data)
Net income (loss), as reported	$(4,646)	$17,855
Add: Interest on Debentures, net of tax benefit	—	898
Add: Amortization of Debentures issuance costs, net of tax benefit	—	422

Net income (loss), as adjusted	$(4,646)	$19,175

Weighted average common shares outstanding for basic calculation	97,912,499	98,623,569
Add: Effect of stock options and restricted stock	—	1,411,962
Add: Effect of Debentures	—	13,570,560

Weighted average common shares outstanding for diluted calculation	97,912,499	113,606,091

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 9,451,763 and 5,585,628 shares for the three months ended March 31, 2006 and 2007, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

The calculation of weighted average common shares outstanding for the diluted calculation also excludes the 13,570,560 shares underlying the Debentures for the three months ended March 31, 2006 and the effect of 428,743 stock options and restricted shares at March 31, 2006 as the effect would have been anti-dilutive due to the loss from continuing operations.

(5)	Segment Reporting

Our businesses are reported in the following reportable segments:

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

We evaluate the performance of our segments based on segment operating income. Intersegment sales and transfers are not material. The accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales.

The following tables summarize financial information concerning our reportable segments.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2007
	(Dollars in thousands)
Net sales to external customers:
Graphite electrode	$128,792	$180,064
Advanced graphite materials	25,162	26,507
Other businesses	20,238	21,660

Total net sales	$174,192	$228,231

Segment operating income (loss):
Graphite electrode	$13,095	$47,677
Advanced graphite materials	2,106	3,287
Other businesses	(4,188)	(108)

Total segment operating income	$11,013	$50,856

Reconciliation of segment operating income to income (loss) from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income (loss)

Other (income) expense, net	(380)	11,104
Interest expense	11,788	11,711
Interest income	(126)	(966)

Income (loss) from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income (loss)	$(269)	$29,007

(6)	Restructuring Charges and Impairment Losses

At March 31, 2007, the outstanding balance of our restructuring reserve was $5.2 million. We expect the majority of the remaining payments to be paid by the end of 2007. The balance at March 31, 2007 consisted primarily of the following:

Graphite Electrode Segment:

•	$1.3 million related to the restructuring of our manufacturing facilities, including those in France, and the cessation of operations of our facility in Russia.

•	$1.8 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.

•	$0.8 million related to the phase-out of our graphite electrode machining operations in Clarksville, Tennessee.

•	$0.5 million related primarily to severance and related costs associated with our Switzerland facility.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Businesses:

•	$0.8 million related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

In the three months ended March 31, 2007, we recorded a net restructuring charge of $0.9 million. A majority of the net charge was comprised of severance and related costs associated with our Switzerland facility and similar costs related to rationalization of our graphite electrode facility in Clarksville, Tennessee.

The following table summarizes activity relating to the restructuring liability at March 31, 2007:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2007	$7,185	$689	$7,874
Restructuring charges	498	386	884
Change in estimates	—	—	—
Payments and settlements	(3,167)	(394)	(3,561)
Effect of change in currency exchange rates	28	7	35

Balance at March 31, 2007	$4,544	$688	5,232

In the three months ended March 31, 2006, we abandoned long-lived fixed assets associated with costs capitalized for our enterprise resource planning system implementations due to an indefinite delay in the implementation of the remaining facilities. As a result, we recorded a $6.6 million loss, including the write off of capitalized interest, in accordance with SFAS No. 144, “Accounting For the Impairment and Disposal of Long-Lived Assets”.

Also, in the three months ended March 31, 2006, management announced its intention to sell certain long-lived assets from our Etoy, Switzerland and Caserta, Italy facilities. As a result, we have classified these assets as held for sale in the Consolidated Balance Sheets in accordance with SFAS No. 144. In addition, we have recorded a $1.4 million impairment loss that adjusts the carrying value of the assets in Switzerland to the estimated fair value less estimated selling costs. In the third quarter of 2006, we sold the long-lived assets at our Etoy, Switzerland facility for $7.1 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7)	Other (Income) Expense, Net

The following table presents an analysis of other (income) expense, net:

	For the Three Months Ended March 31,
	2006	2007
	(Dollars in thousands)
Currency (gains) losses	$(2,386)	$1,727
Loss on extinguishment of debt	—	7,523
Legal, environmental and other related costs	974	801
Loss on the disposal of fixed assets	405	706
Bank and other financing fees	358	666
Loss on the sale of accounts receivable	175	150
Other	94	(469)

Total other (income) expense, net	$(380)	$11,104

We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2006 and March 31, 2007, the aggregate principal amount of these loans was $450.7 million and $452.9 million, respectively (based on currency exchange rates in effect at such date). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other expense, net, on the Consolidated Statements of Operations. In the three months ended March 31, 2006, we had a net total of $2.4 million of currency gains, including $4.0 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the three months ended March 31, 2007, we had a net total of $1.7 million of currency losses, including $1.5 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries that use the dollar as their functional currency.

In connection with the redemption of $135.0 million of the outstanding principal of the Senior Notes, we incurred a $7.5 million loss on the extinguishment of debt, which includes $6.9 million related to the call premium and $0.6 million of charges for the accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)	Benefit Plans

The components of our consolidated net pension and postretirement cost (benefit) are set forth in the following table:

	Pension Benefits		Postretirement Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2006	2007	2006	2007
	(Dollars in thousands)
Service cost	$294	$244	$103	$122
Interest cost	3,038	2,827	505	207
Expected return on plan assets	(3,168)	(3,081)	—	—
Amortization of transition obligation	(24)	(21)	—	—
Amortization of prior service cost (benefit)	18	30	(5,280)	(2,832)
Amortization of unrecognized loss	729	576	1,333	1,120

Net cost (benefit)	$887	$575	$(3,339)	$(1,383)

(9)	Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31, 2006	At March 31, 2007
	(Dollars in thousands)
Revolving Facility	$—	$—

Senior Notes:
Senior Notes due 2012	434,631	299,597
Fair value adjustments for terminated hedge instruments*	6,421	4,164
Unamortized bond premium	1,265	822

Total Senior Notes	442,317	304,583

Debentures	222,233	222,400
Other European debt	850	1,474

Total	$665,400	$528,457

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

In the three months ended March 31, 2007, we redeemed a total of $135.0 million of the outstanding principal amount of the 10  1/4% Senior Notes, due 2012, at 105.125% plus accrued interest. In connection with this redemption, we incurred a $7.5 million loss on the extinguishment of debt.

On April 23, 2007, we and certain of our subsidiaries requested U.S. Bank National Association, as trustee, to redeem an additional $50 million of the outstanding principal amount of the 10  1/4% Senior Notes, due 2012, at 105.125% of the principal amount, plus accrued interest. This redemption is expected to occur in May 2007. In connection with this redemption, we expect to

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

incur a $2.7 million loss on the extinguishment of debt, which includes $2.6 million related to the call premium and $0.1 million of charges for accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes.

(10)	Inventories

Inventories are comprised of the following:

	At December 31, 2006	At March 31, 2007
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$79,277	$70,614
Work in process	123,162	123,403
Finished goods	41,039	50,821

	243,478	244,838
Reserves	(4,349)	(3,502)

	$239,129	$241,336

(11)	Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended March 31,
	2006	2007
	(Dollars in thousands)
Interest incurred on debt	10,815	10,749
Amortization of fair value adjustments for terminated hedge instruments	(239)	(203)
Amortization of debt issuance costs	912	875
Interest on DOJ antitrust fine	84	5
Amortization of premium on Senior Notes	(51)	(38)
Amortization of discount on Debentures	161	166
Interest incurred on other items	106	157

Total interest expense	$11,788	$11,711

(12)	Other Comprehensive Income

Other comprehensive income consisted of the following:

	For the Three Months Ended March 31,
	2006	2007
	(Dollars in thousands)
Net income (loss)	$(4,646)	$17,855
Other comprehensive income:
Foreign currency translation adjustments	9,622	2,768

Total comprehensive income	$4,976	$20,623

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13)	Contingencies

Antitrust Investigations

Beginning in 1997, the United States Department of Justice (“DOJ”) and other foreign antitrust authorities commenced investigations into alleged violations of the antitrust laws in connection with the sale of the graphite electrodes. These antitrust investigations and related lawsuits and claims have been resolved. Several of the investigations resulted in the imposition of fines against us which have been timely paid. At December 31, 2006, $5.4 million remained in the reserve for liabilities and expenses in connection with these investigations representing the last scheduled installment of the fine imposed by the DOJ, which was paid in January 2007.

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $0.9 million at December 31, 2006 and $0.7 million at March 31, 2007. The following table presents the activity in this accrual for the three months ended March 31, 2007:

(Dollars in Thousands)
Balance at January 1, 2007	$920
Product warranty charges	5
Payments and settlements	(181)

Balance at March 31, 2007	$744

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

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At March 31, 2007, retained earnings of our subsidiaries subject to such restrictions were approximately $952 million. Investments in subsidiaries are recorded on the equity basis.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth condensed consolidating balance sheets at December 31, 2006 and March 31, 2007, condensed consolidating statements of operations for the 2006 and 2007 first quarters, and condensed consolidating statements of cash flows for the 2006 and 2007 first quarters of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at December 31, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)		Finco (Issuer of Senior Notes and Guarantor of Debentures)		All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents		$151		$125,161	$—	$24,335	$(130)	$149,517
Intercompany loans		67,402		190,976	—	328,602	(586,980)	—
Intercompany accounts receivable		—		12,071	38,065	17,939	(68,075)	—
Accounts receivable - third party		—		130	23,376	143,022	—	166,528

Accounts and notes receivable, net		67,402		203,177	61,441	489,563	(655,055)	166,528

Inventories		—		—	51,220	187,948	(39)	239,129
Prepaid expenses and other current assets		—		16,430	1,444	18,417	(22,220)	14,071

Total current assets		67,553		344,768	114,105	720,263	(677,444)	569,245

Property, plant and equipment, net		—		—	43,567	250,834	(4,648)	289,753
Deferred income taxes		—		—	9,100	6,326	(9,100)	6,326
Intercompany loans		—		542,973	—	—	(542,973)	—
Investments in affiliates		—		—	—	—	—	—
Goodwill		—		—	—	9,822	—	9,822
Other assets		4,288		14,229	2,540	8,196	—	29,253
Assets held for sale		—		—	—	1,802	—	1,802

Total assets		$71,841		$901,970	$169,312	$997,243	$(1,234,165)	$906,201

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$		$		$7,791	$54,303	$—	$62,094
Interest payable		1,676		17,195	—	1	—	18,872
Intercompany loans		—		330,540	242,132	82,487	(655,159)	—
Third party loans		—		—	—	458	—	458

Short-term debt		—		330,540	242,132	82,945	(655,159)	458
Accrued income and other taxes		1,939		—	27,309	34,065	(22,214)	41,099
Other accrued liabilities		—		184	30,160	67,724	—	98,068

Total current liabilities		3,615		347,919	307,392	239,038	(677,373)	220,591

Long-term debt		222,234		442,317	—	849	—	665,400
Intercompany loans		—		—	—	542,972	(542,972)	—
Other long-term obligations		—		—	56,101	47,307	—	103,408
Payable to equity of investees		(40,088)		—	(593,631)	—	633,719	—
Deferred income taxes		—		—	—	36,098	(9,098)	27,000
Minority stockholders’ equity in consolidated entities		—		—	—	3,722	—	3,722
Stockholders’ equity (deficit)		(113,920)		111,734	399,450	127,257	(638,441)	(113,920)

Total liabilities and stockholders’ deficit		$71,841		$901,970	$169,312	$997,243	$(1,234,165)	$906,201

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at March 31, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$150	$5,161	$—	$21,568	$(146)	$26,733
Intercompany loans	69,442	179,756	—	350,722	(599,920)	—
Intercompany accounts receivable	—	7,787	41,745	34,213	(83,745)	—
Accounts receivable—third party	—	—	21,855	135,565	—	157,420

Accounts and notes receivable, net	69,442	187,543	63,600	520,500	(683,665)	157,420
Inventories	—	—	44,760	196,630	(54)	241,336
Prepaid expenses and other current assets	741	20,835	144	16,379	(25,396)	12,703

Total current assets	70,333	213,539	108,504	755,077	(709,261)	438,192

Property, plant and equipment, net	—	—	44,752	250,844	(4,803)	290,793
Deferred income taxes	—	—	10,160	3,770	(8,401)	5,529
Intercompany loans	—	545,181	—	—	(545,181)	—
Goodwill	—	—	—	9,533	—	9,533
Other assets	4,020	10,561	2,648	8,531	—	25,760
Assets held for sale	—	—	—	1,805	—	1,805

Total assets	$74,353	$769,281	$166,064	$1,029,560	$(1,267,646)	$771,612

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$6,297	$47,506	$—	$53,803
Interest payable	762	4,382	—	6	—	5,150
Intercompany loans	—	355,619	249,125	79,125	(683,869)	—
Third party loans	—	—	—	206	—	206

Short-term debt	—	355,619	249,125	79,331	(683,869)	206
Accrued income and other taxes	—	—	33,123	41,020	(25,390)	49,055
Other accrued liabilities	—	10	26,895	62,442	—	89,347

Total current liabilities	762	360,011	315,440	230,305	(709,259)	197,561
Long-term debt	222,400	304,583	—	1,474	—	528,457
Intercompany loans	—	—	—	545,180	(545,180)	—
Other long-term obligations	—	—	54,169	49,564	—	103,733
Payable to equity of investees	(62,290)	—	(607,471)	—	669,761	—
Deferred income taxes	—	—	—	36,444	(8,401)	28,043
Minority stockholders’ equity in consolidated entities	—	—	—	3,797	—	3,797
Stockholders’ equity (deficit)	(86,519)	104,687	403,926	162,796	(674,567)	(89,979)

Total liabilities and stockholders’ deficit	$74,353	$769,281	$166,064	$1,029,560	$(1,267,646)	$771,612

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended March 31, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$59,321	$160,513	$(45,642)	$174,192
Cost of sales	—	773	47,469	117,244	(40,743)	124,743

Gross profit	—	(773)	11,852	43,269	(4,899)	49,449
Research and development	—	—	1,497	1,034	—	2,531
Selling and administrative expenses	—	84	14,228	17,509	(7,013)	24,808
Restructuring charges	19	—	1,623	1,304	—	2,946
Impairment loss on long-lived assets	—	—	6,768	1,383	—	8,151
Other (income) expense, net	—	(11,049)	2,323	(172)	8,518	(380)
Interest expense	1,239	13,448	1,806	3,809	(8,514)	11,788
Interest income	—	—	—	(126)	—	(126)

Operating expenses	1,258	2,483	28,245	24,741	(7,009)	49,718
Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income	(1,258)	(3,256)	(16,393)	18,528	2,110	(269)
Provision for (benefit from) income taxes	—	193	36	3,474	(124)	3,579

Income (loss) from continuing operations before minority interest	(1,258)	(3,449)	(16,429)	15,054	2,234	(3,848)
Minority stockholders’ share of income	—	—	—	3	—	3

Income from continuing operations	(1,258)	(3,449)	(16,429)	15,051	2,234	(3,851)
Loss from discontinued operations	—	—	—	(795)	—	(795)
Deficit (equity) in earnings of subsidiaries	5,622	—	(14,256)	—	8,634	—

Net income (loss)	$(6,880)	$(3,449)	$(2,173)	$14,256	$(6,400)	$(4,646)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended March 31, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$58,818	$202,476	$(33,063)	$228,231
Cost of sales	—	—	42,620	135,320	(25,991)	151,949

Gross profit	—	—	16,198	67,156	(7,072)	76,282
Research and development	—	—	1,712	522	—	2,234
Selling and administrative expenses	—	—	13,556	18,222	(9,470)	22,308
Restructuring charges	—	—	530	354	—	884
Impairment loss on long-lived and other assets	—	—	—	—	—	—
Antitrust investigations and related lawsuits and claims	—	—	—	—	—	—
Other (income) expense, net	—	(2,727)	1,508	(4,341)	16,664	11,104
Interest expense	933	14,972	2,502	9,993	(16,689)	11,711
Interest income	—	(710)	—	(256)	—	(966)

Operating expenses	933	11,535	19,808	24,494	(9,495)	47,275
Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(933)	(11,535)	(3,610)	42,662	2,423	29,007
Provision for (benefit from) income taxes	(2,680)	(4,014)	8,781	8,317	(74)	10,530

Income (loss) from continuing operations before minority interest	1,747	(7,521)	(12,391)	34,145	2,497	18,477
Minority stockholders’ share of income (loss)	—	—	—	33	—	33

Income (loss) from continuing operations	1,747	(7,521)	(12,391)	34,112	2,497	18,444
Income (loss) from discontinued operations, net of tax	—	—	(589)	—	—	(589)
Equity (deficit) in earnings of subsidiaries	15,745	—	34,213	—	(49,958)	—

Net income (loss)	$17,492	$(7,521)	$21,233	$34,112	$(47,461)	$17,855

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Three Months Ended March 31, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income (loss)	$(6,880)	$(3,449)	$(2,173)	$14,256	$(6,400)	$(4,646)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operations:
Loss from discontinued operations, net of tax	—	—	—	795	—	795
Depreciation and amortization	—	—	988	6,795	1,463	9,246
Deferred income taxes	—	193	823	(872)	2	146
Restructuring charges	—	—	1,642	1,304	—	2,946
Impairment loss on long-lived assets	—	—	6,768	1,383	—	8,151
Post retirement plan changes	—	—	(3,692)	1,026	—	(2,666)
Other (credits) charges, net	7,542	6,231	(8,841)	(9,915)	4,401	(582)
(Increase) decrease in working capital	(909)	(10,996)	(6,196)	(22,207)	117	(40,191)
Long-term assets and liabilities	—	—	(5,315)	(1,251)	—	(6,566)

Net cash used in operating activities	(247)	(8,021)	(15,996)	(8,686)	(417)	(33,367)

Cash flow from investing activities:
Intercompany receivable/payable	—	(1,331)	(3,279)	5,758	(1,148)	—
Intercompany debt, net	538	(33,014)	21,098	10,295	1,083	—
Capital expenditures	—	—	(1,795)	(9,539)	392	(10,942)
Payments made for patents	—	—	(74)	(50)	—	(124)
Proceeds from sale of assets	—	—	10	118	—	128
Sale of interest rate swap	—	—	—	—	—	—

Net cash used in investing activities	538	(34,345)	15,960	6,582	327	(10,938)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	(212)	—	—	15,868	—	15,656
Revolving Facility borrowings	—	62,255	—	—	—	62,255
Revolving Facility reductions	—	(18,153)	—	(194)	—	(18,347)
Financing costs	—	—	—	—	—	—

Net cash provided by financing activities	(212)	44,102	—	15,674	—	59,564

Net increase (decrease) in cash and cash equivalents	79	1,736	(36)	13,570	(90)	15,259
Effect of exchange rate changes on cash and cash equivalents	—	—	—	74	—	74
Cash and cash equivalents at beginning of period	143	—	36	5,877	(88)	5,968

Cash and cash equivalents at end of period	$222	$1,736	$—	$19,521	$(178)	$21,301

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Three Months Ended March 31, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income (loss)	$17,492	$(7,521)	$21,233	$34,112	$(47,461)	$17,855
Adjustment to reconcile net income (loss) to net cash (used in) provided by operations:
Loss from discontinued operations, net of tax	—	—	589	—	—	589
Depreciation and amortization	—	—	1,312	6,562	—	7,874
Deferred income taxes	(2,394)	278	2,655	489	—	1,028
Restructuring charges	—	—	530	354	—	884
Interest expense	(175)	1,410	(153)	—	—	1,082
Other charges, net	(10,664)	(1,068)	(35,175)	3,223	47,642	3,958
Increase in working capital	(3,594)	(17,252)	9,774	(419)	(98)	(11,589)
Benefit obligation changes	—	—	(1,595)	17	—	(1,578)
Long-term assets and liabilities	—	—	(720)	(1,359)	—	(2,079)

Net cash used in operating activities	665	(24,153)	(1,550)	42,979	83	18,024
Cash flow from investing activities:
Intercompany receivable/payable	—	7,242	10,969	(16,716)	(1,495)	—
Intercompany debt, net	(2,040)	31,133	(7,656)	(22,833)	1,396	—
Capital expenditures	—	—	(2,076)	(5,595)	—	(7,671)
Patent capitalization	—	—	(80)	(156)	—	(236)
Proceeds from sale of assets	—	—	57	79	—	136

Net cash (used in) investing activities	(2,040)	38,375	1,214	(45,221)	(99)	(7,771)
Cash flow from financing activities:
Short-term debt borrowings, net	—	—	336	(178)	—	158
Revolving Facility borrowings	—	45,645	—	—	—	45,645
Revolving Facility reductions	—	(45,000)	—	(52)	0	(45,052)
Long term debt reduction	—	(134,867)	—	—	—	(134,867)
Proceeds from exercise of stock options	1,374	—	—	—	—	1,374

Net cash (used in) provided by financing activities	1,374	(134,222)	336	(230)	0	(132,742)
Net (decrease) increase in cash and cash equivalents	(1)	(120,000)	—	(2,472)	(16)	(122,489)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(295)	—	(295)
Cash and cash equivalents at beginning of period	151	125,161	—	24,335	(130)	149,517

Cash and cash equivalents at end of period	$150	$5,161	$—	$21,568	$(146)	$26,733

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15)	Income Taxes

We adopted FIN 48 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more likely than not that the position will be sustained. For additional information regarding FIN 48 refer to “New Accounting Standards” in Note 2.

The adoption of FIN 48 resulted in no net effect to the opening balance of retained earnings as of January 1, 2007.

As of January 1, 2007, we had unrecognized tax benefits of $5.2 million, principally related to foreign tax uncertainties, of which $5.2 million would have a favorable impact on our effective tax rate, if recognized. We have elected to report interest and penalties related to uncertain income tax positions as income tax expense. As of January 1, 2007, accrued interest and penalties were $0.9 million.

In the United States, years 2003 and forward are open to examination. During the first quarter, the IRS commenced an audit of the 2004 year.

Generally, for the foreign countries in which we file tax returns, years beginning in 2003 or after are still open to examination by foreign taxing authorities; however, there are four countries for which the years 2002 or after are still open to tax examination. Revenue Canada is currently examining the 2002-2005 tax years.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect that change to have a significant impact on our results of operations or our financial position.

(16)	Discontinued Operations

On December 5, 2006, we completed the sale of our 70% equity interest in Carbone Savoie and other assets used in and liabilities related to our former cathode business to Alcan France, for approximately $135.0 million less certain price adjustments and the purchaser’s assumption of liabilities. As a result of this sale, under SFAS No. 144, the cathode business is reflected as a

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

discontinued operation. We have reflected prior period results of the cathode business as a discontinued operation on the Consolidated Statements of Operations. Interest expense was allocated to discontinued operations based on the ratio of fixed assets included in the sale over total consolidated fixed assets in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations.

The following table sets forth the results of the discontinued operation.

Three Months Ended March 31, 2006
(Dollars in thousands)
Net sales	$34,396
Cost of sales	29,222

Gross profit	5,174

Operating expenses	3,328

Other (income) expense, net	104
Interest expense	2,441
Interest income	(13)

Loss before provision for income taxes	(686)

Provision for income taxes	(92)
Less: Minority stockholders share of loss	201

Loss from discontinued operations	$(795)

Basic loss per common share	$(0.01)

Diluted loss per common share	$(0.01)

In the first quarter of 2007, we recorded a $0.6 million charge, net of tax of $0.3 million, related to the finalization of purchase price adjustments stated in the contract and other transaction related items.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Introduction to Part I, Item 2, and Part II, Item 1

Important Terms. We use various terms to simplify the presentation of information in this Report. These terms, which definitions are incorporated herein by reference, are defined in the Annual Report.

Presentation of Financial, Market and Legal Data. We present our financial information on a consolidated basis. As a result, the financial information for AET and other non wholly-owned subsidiaries is consolidated on each line of the Consolidated Financial Statements and the equity of the other owners in those subsidiaries is reflected on the lines entitled “minority stockholders’ equity in consolidated entities” and “minority stockholders’ share of income.”

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

Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: expected future or targeted operational and financial performance in the future; growth rates and future production and sales of products that incorporate or that are produced using our products; changes in production capacity in our operations and our customers’ operations; growth rates for, future prices and sales of, and demand for our products and our customers products; costs of materials and production, including anticipated increases therein; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and payments; future operational and financial performance; strategic plans and business projects; regional and global economic and industry market conditions, changes in such conditions and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain,

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future asset sales, costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to” and similar expressions, or the negatives thereof, identify some of these statements.

Our expectations and targets are not predictors of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. Actual future events and circumstances (including future results and trends) could differ materially, positively or negatively, from those set forth in these statements due to various factors. These factors include:

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

•

the possibility that increases in graphite electrode manufacturing capacity, competitive pressures, specific consumption rates, or other changes in the graphite electrode markets may occur, which may impact demand for, prices or unit and dollar volume sales of graphite electrodes and growth or profitability of our graphite electrode business;

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

•

the possibility that increases in capacity, competitive pressures, or other changes in other markets we serve may occur, which may impact demand for, prices of or unit and dollar volume sales of our other products or growth or profitability of our other product lines or change our position in such markets;

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

•

the possibility of delays in or failure to achieve widespread commercialization of fuel cells which use our natural graphite-based products or that manufacturers of fuel cells may obtain those products from other sources;

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

•

the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others resulting in damages or limitations on our ability to produce or sell products;

•	the occurrence of unanticipated events or circumstances or changing interpretations and enforcement agendas relating to legal proceedings or compliance programs;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

•	the possibility that the timing and amount of expenditures that we anticipate in connection with our restructuring and plant closing activities may vary significantly from our expectations;

•	the possibility that we may not complete planned asset sales for amounts or at times anticipated or at all or achieve increases in the amount or speed of cash generated through operations;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•	the possibility that we may not achieve the earnings or other financial or operational metrics that we provide as guidance from time to time;

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Global Economic Conditions

We are impacted in varying degrees, both positively and negatively, by fluctuations in global, regional and country economic conditions.

Graphite electrode demand is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the three months ended March 31, 2007, global steel production and operating rates, excluding China, increased by 4% compared to the same period last year. China’s steel production grew by 22% during the three months ended March 31, 2007, contributing to a global steel production increase of 10%.

Steel production in China and Russia is approximately 87% and 82% blast oxygen furnace related, respectively. However, these two countries provided the highest EAF capacity growth in 2007, due to new startups.

Overall, EAF steel production capacity continues to expand. During the three months ended March 31, 2007, EAF steel production increased approximately 4% compared to the three months ended March 31, 2006, due to new EAF start-ups and strong melt rates. We estimate that total EAF production will increase 2-3% during 2007. However, graphite electrode demand is expected to increase by approximately 1% due to continual improvements in specific consumption.

In 2007, we believe that the overall demand for advanced graphite materials will remain at a high level, resulting from continued strength in the energy markets and defense and transportation industries. The continued overall strength of the economy in the markets served has kept the demand high for our core products which are used in the industrial and chemical sectors. As a result of this high demand and decrease of approximately 5% in our advanced graphite materials capacity as a result of the December 2006 sale of our cathode business, we continue to anticipate operating at full capacity in 2007.

Outlook

In 2007, we expect:

•	Total company net sales to increase 12 to 14 percent

•	Net sales of graphite electrodes to increase approximately 18 percent

•	Net interest expense to be about $40 to $43 million

•	The effective book tax rate to be approximately 36 percent

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•	Capital expenditures to be approximately $50 million

•	Depreciation expense of approximately $35 million; and

•	Cash flow from operations to be about $90 to 95 million.

Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes – Forward Looking Statements and Risk Factors” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

Results of Operations

Consolidated. Net sales of $228.2 million in the three months ended March 31, 2007 represented a $54.0 million or 31.0% increase from net sales of $174.2 million in the three months ended March 31, 2006. Net sales of graphite electrodes increased $51.3 million, or 39.8%, primarily due to increased sales volumes and favorable price increases, offset slightly by an unfavorable product mix in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Advanced graphite materials net sales increased $1.3 million, or 5.4%, due to favorable currency impacts and prices in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, offset slightly by decreased volumes. Net sales of our other business increased $1.4 million, or 7.0%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Cost of sales of $152.0 million in the three months ended March 31, 2007 represented a $27.3 million, or 21.9%, increase from cost of sales of $124.7 million in the three months ended March 31, 2006. Cost of sales increased primarily due to higher sales volumes and higher raw material and operating costs, particularly in our graphite electrode segment.

Gross profit of $76.3 million in the three months ended March 31, 2007 represented a $26.9 million, or 54.5%, increase from gross profit of $49.4 million in the three months ended March 31, 2006. Gross margin increased to 33.4% of net sales.

Research and development expenses decreased $0.3 million, or 12.0%, from $2.5 million in the three months ended March 31, 2006 to $2.2 million in the three months ended March 31, 2007.

Selling and administrative expenses decreased $2.5 million, or 10.1%, from $24.8 million in the three months ended March 31, 2006 to $22.3 million in the three months ended March 31, 2007. This decrease was primarily due to lower administrative costs of $2.1 million and decreased overhead costs of $0.4 million. These decreases in costs are the result of a company-wide initiative to reduce administrative costs.

Other (income) expense, net was a charge of $11.1 million in the three months ended March 31, 2007 compared to income of $0.4 million in three months ended March 31, 2006. The increase was caused primarily by a $7.5 million loss incurred on the

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

extinguishment of debt. Currency losses increased $4.1 million, from gains of $2.4 million in the three months ended March 31, 2006 to losses of $1.7 million in the three months ended March 31, 2007.

In the three months ended March 31, 2007 and March 31, 2006 restructuring charges were $0.9 million, and $2.9 million respectively. The following table summarizes activity relating to the accrued expense in connection with the restructuring charges. The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2007	$7,185	$689	$7,874
Restructuring charges	498	386	884
Change in estimates	—	—	—
Payments and settlements	(3,167)	(394)	(3,561)
Effect of change in currency exchange rates	28	7	35

Balance at March 31, 2007	$4,544	$688	5,232

At March 31, 2007, the outstanding balance of our restructuring reserve was $5.2 million. We expect the majority of the remaining payments to be paid by the end of 2007. The balance at March 31, 2007 consisted primarily of the following:

Graphite Electrode Segment:

•	$1.3 million related to the restructuring of our manufacturing facilities, including those in France, and the cessation of operations of our facility in Russia.

•	$1.8 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.

•	$0.8 million related to the phase-out of our graphite electrode machining operations in Clarksville, Tennessee.

•	$0.5 million related primarily to severance and related costs associated with our Switzerland facility.

Other Businesses:

•	$0.8 million related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

In the three months ended March 31, 2006, we abandoned long-lived fixed assets associated with costs capitalized for our enterprise resource planning system implementations due to an indefinite delay in the implementation of the remaining facilities. As a result, we recorded a $6.6 million loss, including the write off of capitalized interest, in accordance with SFAS No. 144, “Accounting For the Impairment and Disposal of Long-Lived Assets”.

Also, in the three months ended March 31, 2006, management announced its intention to sell certain long-lived assets from our Etoy, Switzerland and Caserta, Italy facilities. As a result, we have classified these assets as held for sale in the Consolidated Balance Sheets in accordance with SFAS No. 144. In addition, we have recorded a $1.4 million impairment loss that adjusts the carrying value of the assets in Switzerland to the estimated fair value less estimated selling costs. In the third quarter of 2006, we sold the long-lived assets at our Etoy, Switzerland facility for $7.1 million.

The following table presents an analysis of interest expense:

	For the Three Months Ended March 31,
	2006	2007
	(Dollars in thousands)
Interest incurred on debt	$10,815	10,749
Amortization of fair value adjustments for terminated hedge instruments	(239)	(203)
Amortization of debt issuance costs	912	875
Interest on DOJ antitrust fine	84	5
Amortization of premium on Senior Notes	(51)	(38)
Amortization of discount on Debentures	161	166
Interest incurred on other items	106	157

Total interest expense	$11,788	$11,711

Average total debt outstanding was $606.3 million in the three months ended March 31, 2007 as compared to $741.9 million in the three months ended March 31, 2006. The average annual interest rate was 7.0% in the three months ended March 31, 2007 as compared to 7.2% in the three months ended March 31, 2006.

Provision for income taxes was a charge of $10.5 million in the three months ended March 31, 2007 and $3.5 million in the three months ended March 31, 2006. The actual income tax rate was approximately 36.0% in the three months ended March 31, 2007 as compared to approximately (1,330)% in the three months ended March 31, 2006. The effective income tax rate in the three months ended March 31, 2006 is negative due to jurisdictional profitability mix. We estimate that we will have an effective income tax rate of approximately 36% for 2007.

The loss from discontinued operations was $0.8 million for the three months ended March 31, 2006 and $0.6 million for the three months ended March 31, 2007.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

As a result of the matters described above, net income was $17.9 million in the three months ended March 31, 2007 as compared to a net loss of $4.6 million in the three months ended March 31, 2006.

Segment net sales. The following table represents our net sales by segment for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2006	2007
	(Dollars in thousands)
Graphite electrode	$128,792	$180,064
Advanced graphite materials	25,162	26,507
Other businesses	20,238	21,660

Total net sales	$174,192	$228,231

Our analysis of the percentage change in net sales for graphite electrode and advanced graphite materials is set forth in the following table:

	Volume	Price	Mix	Currency	Net Change
Graphite electrode	21%	16%	(2)%	5%	40%
Advanced graphite materials	(2)%	4%	—%	3%	5%

Net sales for the graphite electrode segment increased primarily due to increased volumes, coupled with favorable price increases and currency fluctuations. These increases were offset slightly by an unfavorable product mix in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Advanced graphite materials net sales increased based on favorable price increases and currency impacts during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. These increases were offset slightly by an unfavorable change in volumes.

Net sales for our other businesses increased to $21.7 million for the three months ended March 31, 2007, as compared to $20.2 million for the three months ended March 31, 2006, primarily related to increased sales volumes of refractory products, offset by decreased sales volumes of carbon electrodes due to the planned exiting of this business.

Segment operating net income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended March 31, 2006 and 2007:

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

	For the Three Months Ended March 31,
	2006	2007
	(Dollars in thousands)
Graphite electrode	$13,095	$47,677
Advanced graphite materials	2,106	3,287
Other businesses	(4,188)	(108)

Total segment operating income	$11,013	$50,856

Our analysis of the percentage change in segment operating costs and expenses, including restructuring and impairment charges for graphite electrode and advanced graphite materials is set forth in the following table:

	Operating Expenses For the Three Months Ended March 31,
	(Percentage of sales)
	2006	2007	Change
Graphite electrode	90%	74%	(16%)
Advanced graphite materials	92%	88%	(4%)

Segment operating costs and expenses as a percentage of sales for graphite electrodes decreased 16% points to 74% in the three months ended March 31, 2007. However, total segment operating costs and expenses increased $16.7 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was due to higher raw material and product costs of $9.9 million, higher volumes which increased total operating costs and expenses an additional $9.7 million, and other operating costs and expenses offset by decreased selling and administrative costs, totaling $4.7 million. Impairment costs decreased $5.9 million, due to the impairment of the JD Edwards software during the three months ended March 31, 2006. There was no impairment charge during the three months ended March 31, 2007. Restructuring charges also decreased $1.7 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This was primarily due to $1.2 million of restructuring charges incurred during the three months ended March 31, 2006 related to the restructuring of our manufacturing facility in France which did not reoccur in the three months ended March 31, 2007.

Segment operating costs and expenses as a percentage of sales for advanced graphite materials decreased 4% points to 88% in the three months ended March 31, 2007. Total segment operating costs and expenses of $23.2 million remained flat due primarily to higher operating costs and expenses of $1.8 million, including the impact of changes in the Euro, which increased costs $0.8 million. These increases were offset by a $1.3 million decrease in restructuring and impairment charges. Selling, administrative, and research and development costs have decreased $0.3 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Segment operating costs and expenses for other business decreased $2.7 million. This decrease was due to a $6.6 million improvement in operating costs and expenses related to carbon electrodes caused by lower production costs and selling and administrative expenses as the result of the planned exit of this business. Operating costs and expenses for our natural graphite products also decreased due to lower variable costs associated with decreased volumes. These decreases were offset by an increase in operating costs and expenses for refractories for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 driven by production costs as a result of increased volumes.

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

During the three months ended March 31, 2007, the average exchange rate of the Brazilian Real and the Euro increased 5.5% and 9.9%, respectively, when compared to the average exchange rate for the three months ended March 31, 2006. During the three months ended March 31, 2007, the average exchange rate for the Mexican Peso and South African Rand decreased 4.6% and 14.2%, respectively, when compared to the average exchange rate for the three months ended March 31, 2006.

In the case of net sales of graphite electrodes, the impact of these events was an increase of about $6.2 million in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. In the case of cost of sales of graphite electrodes, the impact of these events was a decrease of about $2.4 million in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At March 31, 2007, the aggregate principal amount of these loans was $452.9 million. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other expense, net, on the

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Consolidated Statements of Operations. In the 2006 first quarter, we had a net total of $2.4 million in currency gains, including $4.0 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries that use the dollar as their functional currency. In the 2007 first quarter, we had a net total of $1.7 million in currency losses, including $1.5 million of exchange losses due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk.”

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

We are significantly leveraged and have other substantial obligations. At March 31, 2007, we had total debt of $528.5 million, cash and cash equivalents of $26.7 million and a stockholders’ deficit of $90.0 million.

As part of our cash management activities, we periodically factor or discount (by selling) certain accounts receivable to third parties. In the 2007 first quarter, certain subsidiaries sold receivables at a cost lower than the cost to borrow a comparable amount for a comparable period under the Revolving Facility. Proceeds of the sale of receivables were used to reduce debt. If we had not sold receivables, our accounts receivable and our debt would have been about $0.8 million higher at December 31, 2006 and about $10.7 million higher at March 31, 2007. All receivables sold during 2006 and the 2007 first quarter were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheets at December 31, 2006 and March 31, 2007.

We use cash and cash equivalents, funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility), as well as cash flow from operations as our primary sources of liquidity. The Revolving Facility provides for maximum borrowings of up to $215.0 million. At March 31, 2007, $201.7 million was available (after consideration of outstanding letters of credit of $13.3 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

We believe that our business strategies will continue to improve the amount and speed of cash generated from operations under current economic conditions. Improvements in cash flow from operations resulting from these strategies are being partially offset by associated cash implementation costs while they are being implemented. We also believe that our improvements in cash flow from operations and planned asset sales should allow us to reduce our debt and other obligations over the long term.

At March 31, 2007, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants for the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At March 31, 2007, the Revolving Facility had an effective interest rate of 7.6%, our $299.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225.0 million principal amount of Debentures had a fixed coupon rate of 1.625%. Also at March 31, 2007, 0.3% (or $1.7 million) of our total debt consists of variable rate obligations. We estimate that we will have interest expense of approximately $40.0 to $43.0 million for 2007.

At December 31, 2006, the Revolving Facility had an effective interest rate of 7.6%, our $434.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225.0 million principal amount and Debentures had a fixed rate of 1.625%.

We may in the future implement interest rate management initiatives in the future to seek to minimize interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk” in this Report.

Cash Flow and Plans to Manage Liquidity. As a result of our significant leverage and other substantial obligations, our business strategies include efforts to enhance our capital structure by further reducing our gross obligations. Accordingly, we have placed the highest priority on accelerating the amount and speed of cash generated every day. Our efforts include improved pricing initiatives in conjunction with our valued products, leveraging our unique global manufacturing network by driving higher utilization rates and more productivity from our existing assets, accelerating commercialization initiatives across all of our businesses and realizing other global efficiencies. We also continue to evaluate other opportunities to reduce our obligations, including the obligations associated with our U.S. defined benefit plan, which was frozen in 2003.

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, and other factors.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

We expect cash flow from operations to be positively impacted by the completion of our fines and penalties related to the antitrust and related lawsuits in the first quarter, reduced interest expense related to our reduced Senior Note obligations and decreases in cash outlay for planned overhead cost reductions. We expect our cash flow from operations to be negatively impacted by higher raw material prices, higher accounts receivable balances as a result of increased prices for graphite electrodes, increased taxes paid as a result of the sale of the cathodes business in 2006 and the realization of certain international deferred taxes, an incentive compensation payout in the second quarter of 2007, planned pension and post retirement contributions, and payments for severance under restructuring plans and workforce rationalization initiatives. We also expect to generate cash from our planned divestitures of assets and property, including our planned sale of our Vyazma, Russia interest and land in Caserta, Italy. Our cash flow will also be impacted from the loss of working capital and capital expenditures related to our former cathodes business, which was sold in the fourth quarter of 2006.

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

We may from time to time and at any time repurchase Senior Notes or Debentures in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. In the three months ended March 31, 2007 we redeemed $135.0 million of our senior notes using proceeds from the sale of our cathode business. On April 23, 2007, we called an additional $50.0 million of our Senior Notes. We expect this redemption to occur on or about May 23, 2007.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Cash Flow Provided by Operating Activities. Cash flow provided by operating activities was $18.0 million in the three months ended March 31, 2007 as compared to a use of $33.4 million in the three months ended March 31, 2006, an increase of $51.4 million.

Cash provided by operating activities was $18.0 million for the three months ended March 31, 2007. Cash provided by net income, after adding back the effect of non-cash items, was $33.4 million. The non-cash items are related to depreciation and amortization charges of $7.9 million, interest expense of $1.1 million and other charges of $6.5 million. Changes in working capital decreased cash flow by $11.6 million for the three months ended March 31, 2007. Working capital uses related to a decrease in interest payable of $13.7 million, $5.4 million related to the final DOJ fine paid during January 2007, $3.6 million for restructuring payments, and a $0.8 million increase in inventories. These uses of working capital were partially offset by sources of cash generated from a decrease in accounts and notes receivable of $10.2 million, including the effects of factoring, and $1.3 million related to decreases in prepaid and other current asset balances. Changes in benefit obligations and long term assets and liabilities used cash of $1.6 million and $2.1 million, respectively.

Cash provided by net income, after adding back the effect of non-cash items, was $16.1 million for the three months ended March 31, 2006. Non-cash items included $9.2 million of depreciation and amortization, $2.9 million of restructuring charges, $8.2 million of impairment losses for long-lived assets, and $0.4 million net of other items. Changes in working capital decreased cash flow by $40.2 million for the three months ended March 31, 2006, due primarily to a $29.3 million increase in inventory, a decrease in accounts payable of $19.4 million, a decrease in interest payable of $11.8 million, and $4.5 million of payments made for antitrust investigations and related lawsuits and claims. These uses of working capital were offset by changes in accounts and notes receivable, including the effect of factoring, provided $25.8 million of cash flow. Changes in benefit obligations and long-term assets and liabilities used cash of $2.7 million and $6.6 million, respectively.

Cash Flow Used in Investing Activities. Cash flow used in investing activities was $7.8 million in the three months ended March 31, 2007 and $10.9 million in the three months ended March 31, 2006. Capital expenditures amounted to $7.7 million for the three months ended March 31, 2007 and $10.9 million of the three months ended March 31, 2006 and related primarily to graphite electrode productivity and production stability initiatives and other essential capital maintenance.

Cash Flow Provided by Financing Activities. Cash flow used in financing activities was $132.7 million in the three months ended March 31, 2007 compared to cash provided by financing activities of $59.6 million during three months ended March 31, 2006. The use of cash for the three months ended March 31, 2007 related primarily to $135.0 million associated with the redemption of our Senior Notes. We also made contributions to certain pension plans and had net borrowings under the Revolving Facility and European debt facilities of $0.6 million for the three months ended March 31, 2007.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

During the three months ended March 31, 2006, we borrowed net $43.9 million under the Revolving Facility. We used these borrowings primarily to pay our semi-annual interest payment on the Senior Notes, our scheduled payments to the DOJ, and to fund increases in working capital and capital expenditures.

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

Antitrust Proceedings Against Us

Beginning in 1997, the United States Department of Justice (“DOJ”) and other foreign antitrust authorities commenced investigations into alleged violations of the antitrust laws in connection with the sale of the graphite electrodes. These antitrust investigations and related lawsuits and claims have been resolved. Several of the investigations resulted in the imposition of fines against us which have been timely paid. At December 31, 2006, $5.4 million remained in the reserve for liabilities and expenses in connection with these investigations representing the last scheduled installment of the fine imposed by the DOJ.

Other Proceedings Against Us

We are involved in various other investigations, lawsuits, claims demands, environmental compliance programs and other legal proceedings arising out of or incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows.

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

Currency Rate Management. We periodically enter into foreign currency instruments to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. As of December 31, 2006 and March 31, 2007, there were no outstanding contracts.

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at December 31, 2006 were a payable of $0.2 million. The outstanding contracts at March 31, 2007 were a nominal payable. We are required to provide cash collateral to certain counterparties to the extent that the fair market value of the natural gas derivative contracts exceeds a specific threshold. At March 31, 2007, we were not required to provide any cash collateral.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates on results of operations for the 2007 first quarter. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the 2007 first quarter by $3.2 million. Also, a hypothetical increase in interest rates of 100 basis points for our variable interest rate obligations would have increased our interest expense by a nominal amount.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that these controls and procedures are effective at the reasonable assurance level as of March 31, 2007.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2007 that materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

This information required in response to this Item is set forth under “Contingencies” in Note 13 to the Notes to Consolidated Financial Statements contained in this Report, and such description is incorporated herein by reference.

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: May 10, 2007	By:	/s/ Mark R. Widmar
Mark R. Widmar
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.