Form 10-Q
period 2007-06-30
GRAFTECH INTERNATIONAL LTD
filed 2007-08-03
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number: 1-13888

GRAFTECH INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Delaware	06-1385548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12900 Snow Road Parma, Ohio	44130
(Address of principal executive offices)	(Zip code)

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

As of July 31, 2007, 104,275,778 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2006	At June 30, 2007
Current Assets:
Cash and cash equivalents	$149,517	$33,474
Accounts and notes receivable, net of allowance for doubtful accounts of $3,186 at December 31, 2006 and $2,817 at June 30, 2007	166,528	153,233
Inventories	239,129	251,758
Prepaid expenses and other current assets	14,071	6,892
Assets held for sale	—	2,677

Total current assets	569,245	448,034

Property, plant and equipment	889,389	846,256
Less: accumulated depreciation	599,636	548,718

Net property, plant and equipment	289,753	297,538
Deferred income taxes	6,326	6,392
Goodwill	9,822	9,817
Other assets	29,253	24,751
Assets held for sale	1,802	1,415

Total assets	$906,201	$787,947

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$62,094	$61,538
Interest payable	18,872	11,748
Short-term debt	458	189
Accrued income and other taxes	41,099	38,693
Other accrued liabilities	98,068	75,824
Liabilities of assets held for sale	—	395

Total current liabilities	220,591	188,387

Long-term debt:
Principal value	657,714	473,660
Fair value adjustments for hedge instruments	6,421	3,324
Unamortized bond premium	1,265	658

Total long-term debt	665,400	477,642

Other long-term obligations	103,408	99,269
Deferred income taxes	27,000	26,770
Minority stockholders’ equity in consolidated entities	3,722	3,874
(see Contingencies – Note 13)
Stockholders’ deficit:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 150,000,000 shares authorized, 101,433,949 shares issued at December 31, 2006 and 103,733,981 shares issued at June 30, 2007	1,026	1,040
Additional paid-in capital	950,023	966,591
Accumulated other comprehensive loss	(312,763)	(303,774)
Accumulated deficit	(660,153)	(579,857)
Less: cost of common stock held in treasury, 2,501,201 shares at December 31, 2006 and at June 30, 2007	(85,197)	(85,197)
Less: common stock held in employee benefit and compensation trusts, 472,566 shares at December 31, 2006 and 469,045 shares at June 30, 2007.	(6,856)	(6,798)

Total stockholders’ deficit	(113,920)	(7,995)

Total liabilities and stockholders’ deficit	$906,201	$787,947

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
Net sales	$223,314	$255,889	$397,506	$484,120
Cost of sales	163,402	161,943	288,145	313,892

Gross profit	59,912	93,946	109,361	170,228

Research and development	2,867	2,045	5,398	4,279
Selling and administrative	23,442	25,462	48,250	47,770
Restructuring charges (credits), net	2,877	(138)	5,823	746
Impairment loss on long-lived assets	637	—	8,788	—
Antitrust investigations and related lawsuits and claims	2,513	—	2,513	—
Other (income) expense, net	(1,607)	(23,059)	(1,987)	(11,955)
Interest expense	12,074	9,546	23,862	21,257
Interest income	(126)	(258)	(252)	(1,224)

	42,677	13,598	92,395	60,873

Income from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income	17,235	80,348	16,966	109,355
Provision for income taxes	7,157	15,376	10,736	25,906

Income from continuing operations before minority interest	10,078	64,972	6,230	83,449
Minority stockholders’ share of subsidiaries’ income	39	2	42	35

Income from continuing operations	10,039	64,970	6,188	83,414
Loss from discontinued operations, net of tax	(1,128)	(2,528)	(1,923)	(3,117)

Net income	$8,911	$62,442	$4,265	$80,297

Basic income (loss) per common share:
Income per share from continuing operations	0.10	0.66	0.06	0.84
Loss per share from discontinued operations	(0.01)	(0.03)	(0.02)	(0.03)

Net income per share	$0.09	$0.63	$0.04	$0.81

Weighted average common shares outstanding	97,981	99,759	97,841	99,202

Diluted earnings per common share:
Income per share from continuing operations	0.10	0.57	0.06	0.75
Loss per share from discontinued operations	(0.01)	(0.02)	(0.02)	(0.03)

Net income per share	$0.09	$0.55	$0.04	$0.72

Weighted average common shares outstanding	112,177	116,549	98,416	114,508

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2006	2007
Cash flow from operating activities:
Net income	$4,265	$80,297
Adjustments to reconcile net income to net cash used in operating activities:
Loss from discontinued operations, net of tax	1,923	3,117
Depreciation and amortization	20,492	16,202
Deferred income taxes	1,248	3,623
Restructuring charges	5,823	746
Impairment loss on long-lived assets	8,788	—
Other (credits) charges, net	241	(64)
Increase in working capital*	(9,193)	(20,764)
(Loss)/Gain on sale of assets	960	(23,662)
Post retirement obligation changes	(6,682)	(1,659)
Long-term assets and liabilities	(7,733)	(4,044)

Net cash provided by operating activities	20,132	53,792

Cash flow from investing activities:
Capital expenditures	(24,034)	(20,218)
Purchase of derivative instruments	(266)	—
Proceeds from sale of assets	336	24,663
Payments for purchase price adjustments	—	(2,794)
Payments for patents costs	(427)	(472)

Net cash (used in) provided by investing activities	(24,391)	1,179

Cash flow from financing activities:
Short-term debt borrowings	—	574
Revolving Facility borrowings	320,854	183,645
Revolving Facility reductions	(316,688)	(183,000)
Long-term debt reductions	—	(184,750)
Proceeds from exercise of stock options	—	12,331

Net cash provided by (used in) financing activities	4,166	(171,200)

Net decrease in cash and cash equivalents	(93)	(116,229)
Effect of exchange rate changes on cash and cash equivalents	558	186
Cash and cash equivalents at beginning of period	5,968	149,517

Cash and cash equivalents at end of period	$6,433	$33,474

* Net change in working capital due to the following components:

(Increase) decrease in current assets:
Accounts and notes receivable	$24,448	$(6,699)
Effect of factoring on accounts receivable	6,250	22,533
Inventories	(17,088)	(7,116)
Prepaid expenses and other current assets	(2,683)	918
Payments for antitrust investigations and related lawsuits and claims	(9,955)	(5,380)
Restructuring payments	(4,083)	(4,469)
Decrease in accounts payable and accruals	(6,105)	(13,427)
Increase (decrease) in interest payable	23	(7,124)

Increase in working capital	$(9,193)	$(20,764)

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

Certain amounts in the Consolidated Financial Statements for the three and six months ended June 30, 2006 have been reclassified to conform with current period presentation.

The results for the second quarter include expenses associated with our final purchase price adjustment related to the sale of our cathodes business in December of 2006. These expenses were for items identified in the second quarter that related to the final purchase price settlements recorded in the first quarter. This resulted in an 1) understatement of loss from discontinued operations in the first quarter of 2007 in the amount of $3.8 million, $2.5 million net of tax, and an 2) overstatement of loss from discontinued operations in the current quarter of the same amount. We have determined that the impact of this item was not material to the first or second quarter.

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

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, “Disclosure of Accounting Policies.” We adopted EITF 06-3 as of January 1, 2007. Our accounting policy is to collect such taxes from customers and account for them on a net basis. The adoption of EITF 06 -3 did not have an impact on our consolidated results of operations or financial position.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)	Stock-Based Compensation

In the three months ended June 30, 2007 and 2006, we recognized $1.4 million and $0.7 million, respectively, in stock-based compensation expense. A majority of the expense, $1.2 million and $0.5 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

In the six months ended June 30, 2007 and 2006, we recognized $2.8 million and $1.8 million, respectively, in stock-based compensation expense. A majority of the expense, $2.5 million and $1.5 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

As of June 30, 2007, the total compensation cost related to non-vested restricted stock and stock options not yet recognized was $5.8 million and will be recognized over the weighted average life of 2.19 years.

Restricted stock activity under the plans for the six months ended June 30, 2007 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	1,630,725	$6.29
Granted	68,113	6.97
Vested	(502,607)	4.51
Forfeited	(48,227)	4.91

Outstanding at June 30, 2007	1,148,004	$6.18

Stock option activity under the plans for the six months ended June 30, 2007 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	9,424,864	$7.32
Granted	300,000	5.84
Vested	—	—
Terminated	(1,779,644)	11.10
Exercised	(1,620,543)	4.88

Outstanding at June 30, 2007	6,324,677	$6.81

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

Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, “Earnings Per Share,” and EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” using the following data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands, except share data)
Net income as reported	$8,911	$62,442	$4,265	$80,297
Interest on Debentures, net of tax benefit	595	898	—	1,795
Amortization of Debentures issuance costs, net of tax benefit	174	422	—	845

Net income as adjusted	$9,680	$63,762	$4,265	$82,937

Weighted average common shares outstanding for basic calculation	97,980,835	99,759,078	97,841,775	99,202,210
Add: Effect of stock options and restricted stock	625,644	3,218,867	573,840	1,735,446
Add: Effect of Debentures	13,570,560	13,570,560	—	13,570,560

Weighted average common shares outstanding for diluted calculation	112,177,039	116,548,505	98,415,615	114,508,216

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

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 9,081,629 and 2,161,413 shares in the three months ended June 30, 2006 and 2007, respectively, and 9,451,763 and 3,873,521 shares in the six months ended June 30, 2006 and 2007, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

The calculation of weighted average common shares outstanding for the diluted calculation also excludes the 13,570,560 shares underlying the Debentures for the six months ended June 30, 2006, as the effect would have been anti-dilutive.

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

The following tables summarize financial information concerning our reportable segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Net sales to external customers:
Graphite electrode	$173,326	$208,674	$302,116	$388,738
Advanced graphite materials	25,074	27,962	50,237	54,469
Other businesses	24,914	19,253	45,153	40,913

Total net sales	$223,314	$255,889	$397,506	$484,120

Segment operating income (loss):
Graphite electrode	$34,274	$62,204	$47,369	$109,881
Advanced graphite materials	3,298	5,596	5,404	8,882
Other businesses	(7,483)	(1,223)	(11,671)	(1,330)

Total segment operating income	$30,089	$66,577	$41,102	$117,433

Reconciliation of segment operating income to income from continuing operations before provision for income taxes and minority stockholders’ share of subsidaries’ income (loss):
Antitrust investigations and related lawsuits and claims	2,513	—	2,513	—
Other income, net	(1,607)	(23,059)	(1,987)	(11,995)
Interest expense	12,074	9,546	23,862	21,257
Interest income	(126)	(258)	(252)	(1,224)

Income from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income	$17,235	$80,348	$16,966	$109,355

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6)	Restructuring Charges and Impairment Losses

At June 30, 2007, the outstanding balance of our restructuring reserve was $4.3 million. The components of this balance at June 30, 2007 consisted primarily of:

Graphite Electrode Segment

•	$1.2 million related to the rationalization of our graphite electrode facilities in France and the cessation of operations of our facility in Russia.

•	$1.7 million related to severance costs for the closure of our graphite electrode manufacturing operations in Caserta, Italy.

•	$0.7 million related to the closure of our graphite electrode machining and warehousing operations in Clarksville, Tennessee.

Other Businesses

•	$0.7 million related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

For the three months ended June 30, 2007, we recorded a net restructuring credit of $0.1 million. For the six months ended June 30, 2007, we recorded a net restructuring charge of $0.7 million.

The net credit of $0.1 million for the three months ended June 30, 2007 was due primarily to favorable changes in estimates of $0.7 million at our Columbia, Tennessee and Etoy, Switzerland facilities related to the timing and amounts of severance and related payments, offset by $0.6 million of expense, comprised primarily of $0.4 million of severance and related payments at our Columbia, Tennessee and Etoy, Switzerland facilities, and $0.2 million related to the closure of our graphite electrode machining and warehousing operations in Clarksville, Tennessee.

The net charge of $0.7 million for the six months ended June 30, 2007 was due to $1.4 million of restructuring charges, offset by $0.7 million of restructuring credits due to changes in estimates. The $1.4 million of restructuring charges related primarily to $0.6 million for the closure of our graphite electrode machining and warehousing operations in Clarksville, Tennessee, $0.5 million and $0.2 million related to severance and related payments at our Etoy, Switzerland and Columbia, Tennessee facilities, respectively, and $0.1 million related to our graphite electrode facilities in Caserta, Italy and Vyazma, Russia. The changes in estimates of $0.7 million were related to the timing and amounts of severance and related payments at our Switzerland, Columbia, Tennessee and former corporate headquarters in Wilmington, Delaware.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes activity relating to the restructuring liability at June 30, 2007.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2007	$7,185	$689	$7,874
Restructuring charges	881	534	1,415
Change in estimates	(461)	(208)	(669)
Payments and settlements	(3,870)	(558)	(4,428)
Currency adjustments	60	14	74

Balance at June 30, 2007	$3,795	$471	$4,266

In the first quarter of 2006, we abandoned long-lived fixed assets associated with costs capitalized for our enterprise resource planning system implementations due to an indefinite delay in the implementation of the remaining facilities. As a result, we recorded a $6.6 million loss, in accordance with SFAS No. 144, “Accounting For the Impairment and Disposal of Long-Lived Assets.”

Also, in the first quarter of 2006, we announced our intention to sell certain long-lived assets from our Etoy, Switzerland and Caserta, Italy facilities. We recorded a $1.4 million impairment loss in the 2006 first quarter to adjust the carrying value of the assets in Switzerland to the estimated fair value less estimated selling costs. In the third quarter of 2006, we sold the long-lived assets at our Etoy, Switzerland facility. In the second quarter of 2007, we sold the long-lived assets at our Caserta, Italy facility.

In the second quarter of 2006, we abandoned certain long-lived fixed assets associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee due to changes in our initial plan of restructuring the facility. As a result, we recorded a $0.6 million impairment loss in accordance with SFAS No. 144.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7)	Other (Income) Expense, Net

The following table presents an analysis of other (income) expense, net:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Currency (gains) losses	$(2,147)	$(1,798)	$(4,533)	$(71)
Loss on extinguishment of debt	—	2,765	—	10,288
Brazil sales tax provision	(1,465)	—	(1,465)	—
Legal, environmental and other related costs	1,828	291	2,802	1,092
Loss (gain) on sale of assets	(281)	(23,893)	124	(23,187)
Bank and other financing fees	420	493	778	1,159
Loss on the sale of accounts receivable	230	325	405	475
Other	(192)	(1,242)	(98)	(1,711)

Total other (income) expense, net	$(1,607)	$(23,059)	$(1,987)	$(11,955)

We have non-dollar-denominated intercompany loans between our GrafTech Finance, Inc. subsidiary (“Finco”) and some of our foreign subsidiaries. At December 31, 2006 and June 30, 2007, the aggregate principal amount of these loans was $450.7 million and $460.9 million, respectively (based on currency exchange rates in effect at such dates). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other (income) expense, net, on the Consolidated Statements of Operations. In the six months ended June 30, 2006, we had a net total of $4.5 million of currency gains, including $6.3 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the six months ended June 30, 2007, we had a net total of $0.1 million of currency gains, including $1.5 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency.

In connection with the redemption of $50.0 million of the outstanding principal amount of the Senior Notes during the three months ended June 30, 2007, we incurred a $2.8 million loss on the extinguishment of debt, which includes $2.6 million related to the call premium and $0.2 million of charges for the accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes. For the six months ended June 30, 2007, we redeemed a total of $185.0 million of the outstanding principal of the Senior Notes. We incurred a $10.3 million loss on the extinguishment of debt, $9.5 million of which related to the call premium and $0.8 million of charges for the accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the three months ended June 30, 2007, we sold land and certain assets related to our former graphite electrode manufacturing facility in Caserta, Italy. The gain recognized on this sale was $23.7 million.

(8)	Benefit Plans

The components of our consolidated net pension and postretirement costs (benefits) are set forth in the following tables:

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Service cost	$295	$245	$587	$488
Interest cost	2,876	2,857	5,733	5,684
Expected return on plan assets	(2,983)	(3,112)	(5,947)	(6,194)
Amortization of transition obligation	(23)	(22)	(47)	(43)
Amortization of prior service cost	23	30	47	60
Amortization of unrecognized loss	709	579	1,416	1,155
Settlements	—	102	—	102

Net Cost	$897	$679	$1,789	$1,252

	Post Retirement Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Service cost	$101	$125	$204	$247
Interest cost	503	210	1,004	418
Amortization of prior service benefit	(5,279)	(2,838)	(10,557)	(5,670)
Amortization of unrecognized loss	1,333	1,126	2,664	2,246

Net benefit	$(3,342)	$(1,377)	$(6,685)	$(2,759)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9)	Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31, 2006	At June 30, 2007
	(Dollars in thousands)
Revolving Facility	$—	$—

Senior Notes:
Senior Notes due 2012	434,631	249,623
Fair value adjustments for terminated hedge instruments*	6,421	3,324
Unamortized bond premium	1,265	658

Total Senior Notes	442,317	253,605
Debentures	222,233	222,567
Other debt	850	1,470

Total	$665,400	$477,642

*	Fair value adjustments for terminated hedge instruments, originally accounted for as fair value hedges, will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

(10)	Inventories

Inventories are comprised of the following:

	At December 31, 2006	At June 30, 2007
	(Dollars in thousands)
Raw material and supplies	$79,277	$68,318
Work in process	123,162	128,797
Finished goods	41,039	57,437

	243,478	254,552
Reserves	(4,349)	(2,794)

Total Inventories	$239,129	$251,758

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11)	Interest Expense

Interest expense consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Interest incurred on debt	$11,045	$8,693	$21,860	$19,442
Amortization of fair value adjustments for terminated hedge instruments	(243)	(155)	(482)	(358)
Amortization of premium on Senior Notes	(53)	(31)	(104)	(69)
Amortization of discount on Debentures	162	168	323	334
Interest on DOJ antitrust fine	46	—	130	5
Amortization of debt issuance costs	916	809	1,828	1,684
Interest incurred on other items	201	62	307	219

Total interest expense	$12,074	$9,546	$23,862	$21,257

(12)	Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Net income	$8,911	$62,442	$4,265	$80,297
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,720)	5,137	7,902	7,737
Amortization of prior service costs and unrecognized gains and losses	—	977	—	2,252

Total comprehensive income	$7,191	$68,556	$12,167	$90,286

(13)	Contingencies

Antitrust Investigations

We were previously subject to certain antitrust investigations as described in the Annual Report. At December 31, 2006, $5.4 million remained in the reserve for liabilities and expenses in connection with these investigations representing the last scheduled installment of the fine imposed by the United States Department of Justice, which was paid in January 2007.

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

Environmental Matters

During 2006, we increased our reserve for environmentally related activities to be performed in connection with the closure and sale of our Caserta, Italy facility by $1.7 million. The majority of this increase was incurred during the three months ended June 30, 2006. The increase in the reserve relates primarily to activities for closing the on-site solid waste landfill earlier than originally anticipated. At December 31, 2006, our accrual balance for these activities at our Caserta, Italy location was $3.1 million. In the second quarter of 2007, we sold our Caserta, Italy facility. At the time of the sale, the environmental accrual at Caserta was $2.4 million. In connection with this sale, we agreed to complete certain activities for the remediation of portions of the land and to complete the closure of the landfill. Approximately $1.5 million of the purchase price has been placed in escrow as security for the completion of these activities. The sale agreement provides that, upon completion of certain milestones in the remediation and landfill closure activities, portions of the escrowed amounts shall be paid to us.

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $0.9 million at December 31, 2006 and at June 30, 2007. The following table presents the activity in this accrual for the six months ended June 30, 2007:

(Dollars in Thousands)
Balance at January 1, 2007	$920
Product warranty charges	474
Payments and settlements	(544)

Balance at June 30, 2007	$850

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

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At June 30, 2007, retained earnings of our subsidiaries subject to such restrictions were approximately $1,028 million. Investments in subsidiaries are recorded on the equity basis.

The following tables set forth condensed consolidating balance sheets at December 31, 2006 and June 30, 2007, condensed consolidating statements of operations for the three and six months ended June 30, 2006 and three and six months ended June 30, 2007 as well as condensed consolidating statements of cash flows for the six months ended June 30, 2006 and 2007, respectively, of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

During the second quarter of 2007, the Company has revised the presentation of the guarantor financial statements to reflect the equity (deficit) in earnings of all subsidiaries in the Parent condensed consolidating statement of operations. In addition, the Company reclassified the investment in affiliates from the payable to equity of investees for consistency with the presentation in the condensed consolidating statement of operations.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at December 31, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$151	$125,161	$—	$24,335	$(130)	$149,517
Intercompany loans	67,402	190,976	—	328,602	(586,980)	—
Intercompany accounts receivable	—	12,071	38,065	17,939	(68,075)	—
Accounts receivable—third party	—	130	23,376	143,022	—	166,528

Accounts and notes receivable, net	67,402	203,177	61,441	489,563	(655,055)	166,528

Inventories	—	—	51,220	187,948	(39)	239,129
Prepaid expenses and other current assets	—	16,430	1,444	18,417	(22,220)	14,071

Total current assets	67,553	344,768	114,105	720,263	(677,444)	569,245

Property, plant and equipment, net	—	—	43,567	250,834	(4,648)	289,753
Deferred income taxes	—	—	9,100	6,326	(9,100)	6,326
Intercompany loans	—	542,973	—	—	(542,973)	—
Investments in affiliates	40,088	—	127,257	—	(167,345)	—
Goodwill	—	—	—	9,822	—	9,822
Other assets	4,288	14,229	2,540	8,196	—	29,253
Assets held for sale	—	—	—	1,802	—	1,802

Total assets	$111,929	$901,970	$296,569	$997,243	$(1,401,510)	$906,201

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$7,791	$54,303	$—	$62,094
Interest payable	1,676	17,195	—	1	—	18,872
Intercompany loans	—	330,540	242,132	82,487	(655,159)	—
Third party loans	—	—	—	458	—	458

Short-term debt	—	330,540	242,132	82,945	(655,159)	458
Accrued income and other taxes	1,939	—	27,309	34,065	(22,214)	41,099
Other accrued liabilities	—	184	30,160	67,724	—	98,068

Total current liabilities	3,615	347,919	307,392	239,038	(677,373)	220,591

Long-term debt	222,234	442,317	—	849	—	665,400
Intercompany loans	—	—	—	542,972	(542,972)	—
Other long-term obligations	—	—	56,101	47,307	—	103,408
Payable to equity of investees		—		—		—
Deferred income taxes	—	—	—	36,098	(9,098)	27,000
Minority stockholders’ equity in consolidated entities	—	—	—	3,722	—	3,722
Stockholders’ equity (deficit)	(113,920)	111,734	(66,924)	127,257	(172,067)	(113,920)

Total liabilities and stockholders’ deficit	$111,929	$901,970	$296,569	$997,243	$(1,401,510)	$906,201

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at June 30, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$180	$8,804	$—	$24,652	$(162)	$33,474
Intercompany loans	83,426	178,221	—	407,122	(668,769)	—
Intercompany accounts receivable	—	7,766	40,066	43,931	(91,763)	—
Accounts receivable—third party	—	—	27,025	126,208	—	153,233

Accounts and notes receivable, net	83,426	185,987	67,091	577,261	(760,532)	153,233
Inventories	—	—	42,113	209,663	(18)	251,758
Prepaid expenses and other current assets	—	22,738	1,477	5,337	(22,660)	6,892
Assets held for sale				2,677		2,677

Total current assets	83,606	217,529	110,681	819,590	(783,372)	448,034
Property, plant and equipment, net	—	—	45,299	256,746	(4,507)	297,538
Deferred income taxes	—	—	13,322	1,242	(8,172)	6,392
Intercompany loans	—	553,117	—	—	(553,117)	—
Investments in affiliates	130,307	—	230,089	—	(360,396)	—
Goodwill	—	—	—	9,817	—	9,817
Other assets	3,752	8,997	2,932	9,070	—	24,751
Assets held for sale	—	—	—	1,415	—	1,415

Total assets	$217,665	$779,643	$402,323	$1,097,880	$(1,709,564)	$787,947

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$5,034	$56,665	$(161)	$61,538
Interest Payable	1,676	10,062	—	10	—	11,748
Intercompany loans	—	412,434	265,192	82,976	(760,602)	—
Third party loans	—	—	—	189	—	189

Short-term debt	—	412,434	265,192	83,165	(760,602)	189
Accrued income and other taxes	1,417	—	31,500	28,426	(22,650)	38,693
Other accrued liabilities	—	—	19,590	56,234	—	75,824
Liabilities of assets held for sale	—	—	—	395	—	395

Total current liabilities	3,093	422,496	321,316	224,895	(783,413)	188,387
Long-term debt	222,567	253,605	—	1,470	—	477,642
Intercompany loans	—	—	—	553,118	(553,118)	—
Other long-term obligations	—	—	49,779	49,490	—	99,269
Payable to equity of investees	—	—	—	—	—	—
Deferred income taxes	—	—	—	34,944	(8,174)	26,770
Minority stockholders’ equity in consolidated entities	—	—	—	3,874	—	3,874
Stockholders’ equity (deficit)	(7,995)	103,542	31,228	230,089	(364,859)	(7,995)

Total liabilities and stockholders’ deficit	$217,665	$779,643	$402,323	$1,097,880	$(1,709,564)	$787,947

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended June 30, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$70,377	$200,176	$(47,239)	$223,314
Cost of sales	—	(773)	59,984	145,797	(41,606)	163,402

Gross profit	—	773	10,393	54,379	(5,633)	59,912
Research and development	—	—	1,605	1,262	—	2,867
Selling and administrative	—	(30)	11,612	20,470	(8,610)	23,442
Restructuring charges	—	—	1,532	1,345	—	2,877
Impairment loss on long-lived assets	—	—	—	637	—	637
Antitrust investigations and related lawsuits and Claims	—	—	2,513	—	—	2,513
Other (income) expense, net	17	(11,910)	2,359	(2,254)	10,181	(1,607)
Interest expense	1,222	14,104	2,568	4,372	(10,192)	12,074
Interest Income	—	(3)	—	(123)	—	(126)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(1,239)	(1,388)	(11,796)	28,670	2,988	17,235
Provision for (benefit from) income taxes	(9)	201	1,966	5,010	(11)	7,157
Minority stockholders’ share of income (loss)	—	—	—	39	—	39

Income from continuing operations	(1,230)	(1,589)	(13,762)	23,621	2,999	10,039
Loss from discontinued operations, net of tax	—	—	—	(1,128)	—	(1,128)
Deficit (equity) in earnings of subsidiaries	(10,141)	—	(22,493)	—	32,634	—

Net income (loss)	$8,911	$(1,589)	$8,731	$22,493	$(29,635)	$8,911

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months ended June 30, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$67,811	$230,564	$(42,486)	$255,889
Cost of sales	—	—	49,470	146,785	(34,312)	161,943

Gross profit	—	—	18,341	83,779	(8,174)	93,946
Research and development	—	—	1,549	496	—	2,045
Selling, administrative and other expenses	—	—	15,603	20,078	(10,219)	25,462
Restructuring charges	—	—	196	(334)	—	(138)
Impairment loss on long-lived and other assets	—	—	—	—	—	—
Antitrust investigations and related lawsuits	—	—	—	—	—	—
Other (income) expense, net	—	(9,737)	(4,267)	(25,918)	16,863	(23,059)
Interest expense	919	13,259	2,466	9,735	(16,833)	9,546
Interest income	—	(1)	(17)	(240)	—	(258)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(919)	(3,521)	2,811	79,962	2,015	80,348
Provision for (benefit from) income taxes	1,753	(1,661)	4,108	11,249	(73)	15,376

Income (loss) from continuing operations	(2,672)	(1,860)	(1,297)	68,713	2,088	64,972
Minority stockholders’ share of income (loss)	—	—	—	2	—	2
Income (loss) from continuing operations	(2,672)	(1,860)	(1,297)	68,711	2,088	64,970
Loss from discontinued operations, net of tax	—	—	—	(2,528)	—	(2,528)
Equity (deficit) in earnings of subsidiaries	65,114	—	68,811	—	(133,925)	—

Net income (loss)	$62,442	$(1,860)	$67,514	$66,183	$(131,837)	$62,442

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Six Months Ended June 30, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$129,698	$360,689	$(92,881)	$397,506
Cost of sales	—	—	107,453	263,041	(82,349)	288,145

Gross profit	—	—	22,245	97,648	(10,532)	109,361
Research and development	—	—	3,102	2,296	—	5,398
Selling and administrative	—	54	25,840	37,979	(15,623)	48,250
Restructuring charges	19	—	3,155	2,649	—	5,823
Impairment loss on long-lived assets	—	—	6,768	2,020	—	8,788
Antitrust investigations and related lawsuits and Claims	—	—	2,513	—	—	2,513
Other (income) expense, net	17	(22,959)	4,682	(2,426)	18,699	(1,987)
Interest expense	2,461	27,552	4,374	8,181	(18,706)	23,862
Interest income	—	(3)	—	(249)	—	(252)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(2,497)	(4,644)	(28,189)	47,198	5,098	16,966
Provision for (benefit from) income taxes	(9)	394	2,002	8,484	(135)	10,736
Minority stockholders’ share of income (loss)	—	—	—	42	—	42

Income from continuing operations	2,488	(5,038)	(30,191)	38,672	5,233	6,188
Loss from discontinued operations, net of tax	—	—	—	(1,923)	—	(1,923)
Deficit (equity) in earnings of subsidiaries	(6,753)	—	(36,749)	—	43,502	—

Net income (loss)	$4,265	$(5,038)	$6,558	$36,749	$(38,269)	$4,265

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Six Months ended June 30, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$126,629	$433,040	$(75,549)	$484,120
Cost of sales	—	—	92,090	282,105	(60,303)	313,892

Gross profit	—	—	34,539	150,935	(15,246)	170,228
Research and development	—	—	3,261	1,018	—	4,279
Selling, administrative and other expenses	—	—	29,159	38,300	(19,689)	47,770
Restructuring charges	—	—	726	20	—	746
Impairment loss on long-lived and other assets	—	—	—	—	—	—
Antitrust investigations and related lawsuits and claims	—	—	—	—	—	—
Other (income) expense, net	—	(12,464)	(2,759)	(30,259)	33,527	(11,955)
Interest expense	1,852	28,231	4,968	19,728	(33,522)	21,257
Interest income	—	(711)	(17)	(496)	—	(1,224)

	1,852	15,056	35,338	28,311	(19,684)	60,873
Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(1,852)	(15,056)	(799)	122,624	4,438	109,355
Provision for (benefit from) income taxes	(927)	(5,675)	12,889	19,566	53	25,906

Income (loss) from continuing operations before minority interest	(925)	(9,381)	(13,688)	103,058	4,385	83,449
Minority stockholders’ share of income (loss)	—	—	—	35	—	35

Income (loss) from continuing operations	(925)	(9,381)	(13,688)	103,023	4,385	83,414
Loss from discontinued operations, net of tax	—	—	(3,117)	—	—	(3,117)
Equity (deficit) in earnings of subsidiaries	81,222	—	103,024	—	(184,246)	—

Net income (loss)	$80,297	$(9,381)	$86,219	103,023	$(179,861)	$80,297

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Six Months Ended June 30, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$4,265	$(5,038)	$6,558	$36,749	$(38,269)	$4,265
Adjustment to reconcile net income to net cash used in operating activities:
Loss from discontinued operations, net of tax	—	—	—	1,923	—	1,923
Depreciation and amortization	—	—	2,133	18,359	—	20,492
Deferred income taxes	—	394	1,027	(175)	2	1,248
Restructuring charges	19	—	3,155	2,649	—	5,823
Impairment loss on long-lived assets	—	—	7,378	1,410	—	8,788
Other charges (credits), net	(3,290)	7,123	(28,906)	(9,947)	36,221	1,201
(Increase) decrease in working capital	(19)	(14)	(3,210)	(7,988)	2,038	(9,193)
Post retirement obligation changes	—	—	(5,977)	(705)	—	(6,682)
Long-term assets and liabilities	—	—	(5,485)	(2,248)	—	(7,733)

Net cash (used in) provided by operating Activities	975	2,465	(23,327)	40,027	(8)	20,132

Cash flow from investing activities:
Intercompany receivable/payable	—	(1,663)	(11,256)	14,646	(1,727)	—
Intercompany debt, net	(735)	(3,288)	39,731	(37,367)	1,659	—
Capital expenditures	—	—	(5,040)	(18,994)	—	(24,034)
Sale (purchase) of derivative instruments	—	—	—	(266)	—	(266)
Proceeds from sale of assets	—	—	19	317	—	336
Payments for patents costs	—	—	(163)	(264)	—	(427)
Termination of interest rate swaps	—	—	—	—	—	—

Net cash (used in) provided by investing Activities	(735)	(4,951)	23,291	(41,928)	(68)	(24,391)

Cash flow from financing activities:
Short-term debt borrowings (reductions)	—	—	—	—	—	—
Revolving Facility borrowings	(212)	320,642	—	424	—	320,854
Revolving Facility reductions	—	(316,642)	—	(46)	—	(316,688)
Financing costs	—	—	—	—	—	—

Net cash (used in) provided by financing Activities	(212)	4,000	—	378	—	4,166

Net increase (decrease) in cash and cash equivalents	28	1,514	(36)	(1,523)	(76)	(93)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	558	—	558
Cash and cash equivalents at beginning of period	143	—	36	5,877	(88)	5,968

Cash and cash equivalents at end of period	$171	$1,514	$—	$4,912	$(164)	$6,433

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Six Months Ended June 30, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$80,297	$(9,381)	$86,219	$103,023	$(179,861)	$80,297
Adjustment to reconcile net income to net cash used in operating activities:
Loss from discontinued operations, net of tax	—	—	—	3,117	—	3,117
Depreciation and amortization	—	—	2,303	13,899	—	16,202
Deferred income taxes	(360)	557	3,482	1,977	(2,033)	3,623
Restructuring charges	—	—	726	20	—	746
Impairment loss on long-lived assets	—	—	—	—	—	—
Gain on sale of assets	—	—	(141)	(23,968)	447	(23,662)
Other (credits) charges, net	109,058	(183,457)	(103,179)	(3,290)	180,804	(64)
Increase in working capital	(522)	(13,531)	(2,443)	(1,897)	(2,371)	(20,764)
Post retirement obligation changes	—	—	(3,190)	1,531	—	(1,659)
Long-term assets and liabilities	—	—	(1,335)	(2,709)	—	(4,044)

Net cash provided by operating activities	188,473	(205,812)	(17,558)	91,703	(3,014)	53,792

Cash flow from investing activities:
Intercompany receivable/payable	—	7,678	23,071	(28,024)	(2,725)	—
Intercompany debt, net	(16,025)	81,132	(2,014)	(65,853)	2,760	—
Capital expenditures	—	—	(4,267)	(15,951)	—	(20,218)
Proceeds from sale of assets	—	—	—	(2,794)	—	(2,794)
Payments for purchase price adjustments	—	—	(102)	(370)	—	(472)
Payments for patents costs	—	—	57	21,659	2,947	24,663

Net cash (used in) provided by investing activities	(16,025)	88,810	16,745	(91,333)	2,982	1,179

Cash flow from financing activities:
Short-term debt borrowings	—	—	813	(239)	—	574
Revolving Facility borrowings	—	183,645	—	—	—	183,645
Revolving Facility reductions	—	(183,000)	—	—	—	(183,000)
Long-term debt reductions	(184,750)	—	—	—	—	(184,750)
Proceeds from exercise of stock options	12,331	—	—	—	—	12,331

Net cash provided by (used in) financing activities	(172,419)	645	813	(239)	—	(171,200)

Net decrease in cash and cash equivalents	29	(116,357)	—	131	(32)	(116,229)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	186	—	186
Cash and cash equivalents at beginning of period	151	125,161	—	24,335	(130)	149,517

Cash and cash equivalents at end of period	$180	$8,804	$—	$24,652	$(162)	$33,474

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured intercompany term notes in an aggregate principal amount, at June 30, 2007, equal to $553.1 million (based on currency exchange rates in effect at June 30, 2007), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at June 30, 2007 equals $180.9 million (based on currency exchange rates in effect at June 30, 2007), or about 72% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at June 30, 2007 of $372.2 million (based on currency exchange rates in effect at June 30, 2007) and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Revolving Facility, the holders of the Senior Notes and, pursuant to the subsidiary guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

(15)	Income Taxes

Provision for income taxes was a charge of $15.4 million and $25.9 million for the three and six months ended June 30, 2007, respectively. The provision for income taxes was a charge of $7.1 million and $10.7 million for the three and six months ended June 30, 2006, respectively. The increase in the provision for income taxes was the result of higher overall profitability.

The actual income tax rates were approximately 19.2% and 23.7% for the three and six months ended June 30, 2007, respectively. The actual income tax rates were approximately 41.5% and 63.3% for the three and six months ended June 30, 2006. The variance from the statutory rate can be attributed to: (1) a lower combined income tax rates and/or tax incentives in the foreign jurisdictions in which the company operates and (2) the ongoing full valuation allowance position in the U.S. which effectively recognizes no benefit for the losses incurred there.

We adopted FIN 48 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more likely than not that the position will be sustained. For additional information regarding FIN 48 refer to “New Accounting Standards” in Note 2.

The adoption of FIN 48 results in no net effect to the opening balance of retained earnings as of January 1, 2007.

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

In the United States, years 2003 and forward are open to examination. During the first quarter, the IRS commenced an audit of the 2004 year. Generally, for the foreign countries in which we file tax returns, years beginning in 2003 or after are still open to examination by foreign taxing authorities; however, there are four countries for which the years 2002 or after are still open to tax examination. In the second quarter we paid $0.6 million of tax and related interest and penalty for the audit conducted by Revenue Canada for 2002 through 2005.

As a result of the expiration of statutes of limitation it is expected that the amount of unrecognized tax benefits related to the treatment of certain expenditures could decrease by $1.1 million in the next twelve months with an associated reduction of $0.7 million of penalties and accrued interest.

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

The following table sets forth the results of the discontinued operation.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

	(Dollars in thousands)
Net sales	$31,453	$65,849
Cost of sales	26,635	55,857

Gross profit	4,818	9,992

Operating expenses	2,499	5,827

Other (income) expense, net	876	980
Interest expense	2,457	4,898
Interest income	(13)	(26)

Loss before provision for income taxes	(1,001)	(1,687)

Provision for income taxes	391	299
Less: Minority stockholders share of (income) loss	(264)	(63)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loss from discontinued operations	$(1,128)	$(1,923)

Basic loss per common share	$(0.01)	$(0.02)

Diluted loss per common share	$(0.01)	$(0.02)

In the first quarter of 2007, we recorded a $0.6 million charge, net of tax of $0.3 million, related to purchase price adjustments stated in the contract and other transaction related items. In the second quarter of 2007, we recorded a $2.5 million charge, net of tax of $1.3 million, for similar items, as discussed in Note 1.

(17)	Subsequent Events

On July 4, 2007, we completed the sale of our subsidiary located in Vyazma, Russia, for approximately $8.0 million. As of June 30, 2007 we have classified the assets and liabilities as held for sale in the Consolidated Balance Sheet in accordance with SFAS No. 144. The assets held for sale consisted primarily of accounts receivable and property, plant, and equipment while the liabilities consisted of general accruals and employee related obligations. As of June 30, 2007, we had received $2.9 million of the purchase price as a deposit. In connection with the sale, we entered into agreements to lease certain portions of the Vyzama, Russia facility for offices, warehousing, and machining operations.

On July 11, 2007, we and certain of our subsidiaries requested U.S. National Association, as Trustee, to redeem $50.0 million of the outstanding principal amount of the 10 1/4% Senior Notes due 2012, at 105.125% of the principal amount, plus accrued interest. This redemption is expected to occur in August 2007. After this redemption, $200 million in principal amount of the Senior Notes remains outstanding. In connection with this redemption we expect to incur a $2.7 million loss on the extinguishment of debt, which includes $2.6 million related to the call premium and $0.1 million of charges for accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Notes.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Introduction to Part I, Item 2, and Part II, Item 1

Important Terms. We use various terms to simplify the presentation of information in this Report. These terms, which definitions are incorporated herein by reference, are defined in the Annual Report.

Presentation of Financial, Market and Legal Data. We present our financial information on a consolidated basis. As a result, the financial information for AET and other non-wholly owned subsidiaries is consolidated on each line of the Consolidated Financial Statements and the equity of the other owners in those subsidiaries is reflected on the lines entitled “minority stockholders’ equity in consolidated entities” and “minority stockholders’ share of income.”

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

Our expectations and targets are not predictors of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. Actual future events and circumstances (including future results and trends) could differ materially, positively or negatively, from those set forth in these statements due to various factors. These factors include:

•

the possibility that additions to capacity for producing steel in electric arc furnaces (“EAF”), increases in overall EAF steel production capacity, increases in, or other changes in, steel production may not occur or may not occur at the rates that we anticipate or may not be as geographically dispersed as we anticipate;

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

•

the possibility of delays in or failure to achieve successful development and commercialization of new or improved products or that such products could be subsequently displaced by other products or technologies;

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

•	the possibility of changes in interest or currency exchange rates, in competitive conditions, or in inflation;

•	the possibility that our long-term obligations could limit our financial resources and ability to compete and may make us more vulnerable to adverse economic events;

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

•	the possibility that the timing and amount of expenditures that we anticipate in connection with our restructuring and plant closing activities may vary significantly from our expectations;

•	the possibility that we may not achieve increases in the amount or speed of cash generated through operations;

•	the possibility that we may not achieve the earnings or other financial or operational metrics that we provide as guidance from time to time;

•

the possibility that the anticipated benefits from organizational and work process redesign, changes in our information systems, or other system changes, including operating efficiencies, production cost savings and improved operational performance, including leveraging infrastructure for greater productivity and

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

contributions to our continued growth, may be delayed, may not occur or may result in unanticipated disruption;

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

Graphite electrode demand is primarily linked with the global production of steel in an electric arc furnace (“EAF”) and, to a lesser extent, with the total production of steel and certain other metals. During the three and six months ended June 30, 2007, global steel production and operating rates, excluding China, increased by 5.0% and 6.2%, respectively, compared to the same periods last year. China’s steel production grew by 15.1% and 18.4%, respectively, during the three and six months ended June 30, 2007, contributing to global steel production increases of 8.5% and 10.2% respectively.

Steel production in China and Russia via blast furnace is approximately 87% and 82%, respectively. However, these two countries are expected to provide some of the highest EAF capacity growth in 2007, due to new startups.

Overall, EAF steel production capacity continues to expand. During the three and six months ended June 30, 2007, EAF steel production increased approximately 3.1% and 3.5% respectively, compared to the three and six months ended June 30, 2006, due to new EAF start-ups and strong melt rates. We estimate that total EAF production will increase 2-3% during 2007. However, graphite electrode demand is expected to increase by approximately 1% due to continual improvements in specific consumption.

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

Outlook

In 2007, we expect:

•	Total company net sales to increase 14 to 15 percent

•	Net sales of graphite electrodes to increase approximately 20 percent

•	Net interest expense to be about $37 to $39 million

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•	The effective book tax rate to be approximately 26 to 28 percent

•	Capital expenditures to be approximately $50 million

•	Depreciation expense of approximately $33 million; and

•	Cash flow from operations to be about $95 to 100 million.

Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes – Forward Looking Statements and Risk Factors” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

Results of Operations

Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006.

Consolidated. Net sales of $255.9 million in the three months ended June 30, 2007 represented a $32.6 million or 14.6% increase from net sales of $223.3 million in the three months ended June 30, 2006. Net sales of graphite electrodes increased $35.4 million, or 20.4%, primarily due to favorable price increases, offset slightly by an unfavorable product mix in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Advanced graphite materials net sales increased $2.9 million, or 11.6%, due to favorable prices and currency impacts in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, offset slightly by decreased volumes. Net sales of our other businesses decreased $5.7 million, or 22.5%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, caused primarily by $2.8 million of lower sales volumes of carbon electrodes due to the planned exit of this business, and a $2.6 million decrease in our refractories sales, caused by lower volumes and unfavorable pricing.

Cost of sales of $161.9 million in the three months ended June 30, 2007 represented a $1.5 million, or 0.9%, decrease from cost of sales of $163.4 million in the three months ended June 30, 2006. Cost of sales decreased primarily due to decreased volumes and a favorable product mix for our advanced graphite materials. Further, certain one time charges from the three months ended June 30, 2006 related to inventory reserves for our carbon electrodes business did not recur in the three months ended June 30, 2007.

Gross profit of $93.9 million in the three months ended June 30, 2007 represented a $34.0 million, or 56.8%, increase from gross profit of $59.9 million in the three months ended June 30, 2006. Gross margin increased to 36.7% of net sales.

Research and development expenses decreased $0.9 million, or 31.0%, from $2.9 million in the three months ended June 30, 2006 to $2.0 million in the three months ended June 30, 2007, due to salary reductions related to administrative and support for our research and development function.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Selling and administrative expenses increased $2.1 million, or 9.0%, from $23.4 million in the three months ended June 30, 2006 to $25.5 million in the three months ended June 30, 2007. This increase was primarily due to increased administration and overhead costs of $3.1 million, which was caused primarily by increased incentive compensation plan charges and other employee benefit related costs. This increase was offset by decreased selling expenses of $1.0 million which was driven by decreased salaries related to administrative and support of our overhead departments as well as decreased travel expenses as a result of our global cost cutting initiatives.

Other (income) expense, net was income of $23.1 million in the three months ended June 30, 2007 compared to income of $1.6 million in three months ended June 30, 2006. The increase was caused primarily by an increase in gains on the sale of assets of $23.6 million, driven by the sale of our Caserta, Italy facility during the three months ended June 30, 2007. This increase was offset by a $2.8 million loss on the extinguishment of debt as a result of the $50.0 million redemption of the Senior Notes which occurred during the three months ended June 30, 2007. Further, we recorded a $1.5 million credit during the three months ended June 30, 2006 related to our Brazilian sales tax provision which did not recur in the three months ended June 30, 2007.

In the three months ended June 30, 2007 and June 30, 2006 restructuring charges were a credit of $0.1 million, and a charge of $2.9 million respectively. The following table summarizes activity relating to the accrued expense in connection with the restructuring charges. The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2007	$7,185	$689	$7,874
Restructuring charges	881	534	1,415
Change in estimates	(461)	(208)	(669)
Payments and settlements	(3,870)	(558)	(4,428)
Effect of change in currency exchange rates	60	14	74

Balance at June 30, 2007	$3,795	$471	$4,266

At June 30, 2007, the outstanding balance of our restructuring reserve was $4.3 million. We expect the majority of the remaining payments to be paid by the end of 2007. The balance at June 30, 2007 consisted primarily of the following:

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Graphite Electrode Segment

•	$1.2 million related to the rationalization of our graphite electrode facilities in France and the cessation of operations of our facility in Russia.

•	$1.7 million related to severance costs for the closure of our graphite electrode manufacturing operations in Caserta, Italy.

•	$0.7 million related to the closure of our graphite electrode machining and warehousing operations in Clarksville, Tennessee.

Other Businesses

•	$0.7 million related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

The following table presents an analysis of interest expense:

	For the Three Months Ended June 30,
	2006	2007
	(Dollars in thousands)
Interest incurred on debt	$11,045	$8,693
Amortization of fair value adjustments for terminated hedge instruments	(243)	(155)
Amortization of premium on Senior Notes	(53)	(31)
Amortization of discount on Debentures	162	168
Interest on DOJ antitrust fine	46	—
Amortization of debt issuance costs	916	809
Interest incurred on other items	201	62

Total interest expense	$12,074	$9,546

Average total debt outstanding was $531.4 million in the three months ended June 30, 2007 as compared to $748.1 million in the three months ended June 30, 2006. The average annual interest rate was 6.4% in the three months ended June 30, 2007 as compared to 7.0% in the three months ended June 30, 2006.

Provision for income taxes was a charge of $15.4 million in the three months ended June 30, 2007 and $7.2 million in the three months ended June 30, 2006. The actual income tax rate was approximately 19.1% in the three months ended June 30, 2007 as compared to approximately 41.5% in the three months ended June 30, 2006. The increase in the provision for income taxes was the result of higher overall profitability. The decrease in the actual tax rate was due to the mix of income in lower tax jurisdictions.

The loss from discontinued operations was $2.5 million for the three months ended June 30, 2007 and $1.1 million for the three months ended June 30, 2006. As discussed further in footnote 1 in the notes to the consolidated financial statements, the loss recorded for the three months ended June 30, 2007 related to expenses for the final purchase price settlement recorded in the first quarter.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

As a result of the matters described above, net income was $63.6 million in the three months ended June 30, 2007 as compared to $8.9 million in the three months ended June 30, 2006.

Segment net sales. The following table represents our net sales by segment for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,
	2006	2007
	(Dollars in thousands)
Graphite electrode	$173,326	$208,674
Advanced graphite materials	25,074	27,962
Other businesses	24,914	19,253

Total net sales	$223,314	$255,889

Our analysis of the percentage change in net sales for graphite electrode and advanced graphite materials is set forth in the following table:

	Volume	Price	Mix	Currency	Net Change
Graphite electrode	(1)%	20%	(2)%	3%	20%
Advanced graphite materials	(2)%	11%	—%	3%	12%

Net sales for the graphite electrode segment increased primarily due to increased sales prices, coupled with favorable currency fluctuations, driven primarily by changes in the Euro. These increases were offset slightly by an unfavorable product mix in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, as well as a slight decrease in volume due to the timing of product shipments. Advanced graphite materials net sales increased based on favorable price increases and currency impacts during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. These increases were offset slightly by an unfavorable change in volumes.

Net sales for our other businesses decreased to $19.3 million for the three months ended June 30, 2007, as compared to $24.9 million for the three months ended June 30, 2006, primarily due to decreased sales volumes of carbon electrodes due to the planned exiting of this business, resulting in a $2.8 million reduction in sales. Sales for refractories and natural graphite products decreased $2.6 million and $0.2 million, respectively, due to lower volumes.

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended June 30, 2006 and 2007:

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

	For the Three Months Ended June 30,
	2006	2007
	(Dollars in thousands)
Graphite electrode	$34,274	$62,204
Advanced graphite materials	3,298	5,596
Other businesses	(7,483)	(1,223)

Total segment operating income	$30,089	$66,577

Our analysis of the percentage change in segment operating costs and expenses, including restructuring and impairment charges for graphite electrode and advanced graphite materials is set forth in the following table:

	Operating Expenses For the Three Months Ended June 30,
	(Percentage of sales)
	2006	2007	Change
Graphite electrode	80%	70%	(10)%
Advanced graphite materials	87%	80%	(7)%

Segment operating costs and expenses as a percentage of sales for graphite electrodes decreased 10% points to 70% in the three months ended June 30, 2007. However, total segment operating costs and expenses increased $7.4 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was due to higher raw material and product costs of $6.7 million, primarily related to price increases in coke, an unfavorable currency impact of $3.4 million primarily related to the strengthening euro, and higher other corporate expenses of $2.0 million. These increases were offset by a $1.6 million decrease in restructuring charges, a $0.1 million decrease in research and development costs, and a $0.5 million decrease in selling and administrative costs, due primarily to a global initiative to reduce overhead costs. The decrease in restructuring charges was mainly due to $1.5 million of restructuring charges incurred during the three months ended June 30, 2006 related to our Italian, French, and Russian graphite electrode operations that did not recur during the three months ended June 30, 2007, coupled with a $0.1 million credit for the three months ended June 30, 2007 due to favorable changes in estimates.

Segment operating costs and expenses as a percentage of sales for advanced graphite materials decreased 7% points to 80% in the three months ended June 30, 2007. Total segment operating costs and expenses of $22.4 million for the three months ended June 30, 2007 increased slightly compared to $21.8 million for the three months ended June 30, 2006. This increase was caused by a $0.4 million increase in selling and administrative expenses, and an increase in allocated corporate expenses of $0.2 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Segment operating costs and expenses for other business decreased $11.9 million. This decrease was due to a $10.4 million improvement in operating costs and expenses related to the carbon electrode business caused by lower volumes and inventory reserves established during the three months ended June 30, 2006 associated with the accelerated closure of this business of $3.8 million and a $1.2 million inventory adjustment that did not recur in the three months ended June 30, 2007. Selling and administrative expenses also decreased due to lower spending plans due to the planned exit of this business. Operating costs and expenses for our natural graphite products also decreased due to lower research and development and selling and administrative costs of $1.2 million, offset by increased production and operation costs of $0.6 million. Finally, operating expenses for refractories decreased $0.9 million, due to lower volumes in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to the timing of production.

Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006.

Consolidated. Net sales of $484.1 million in the six months ended June 30, 2007 represented an $86.6 million or 21.8% increase from net sales of $397.5 million in the six months ended June 30, 2006. Net sales of graphite electrodes increased $86.6 million, or 28.7%, primarily due to favorable price and volume increases, coupled with a favorable currency impact due primarily to changes in the Euro, offset slightly by an unfavorable product mix in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Advanced graphite materials net sales increased $4.2 million, or 8.4%, due to favorable currency impacts and prices in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, offset slightly by decreased volumes. Net sales of our other business decreased $4.2 million, or 9.4%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Cost of sales of $313.9 million in the six months ended June 30, 2007 represented a $25.8 million, or 9.0%, increase from cost of sales of $288.1 million in the six months ended June 30, 2006. Cost of sales increased primarily due to higher volumes and raw material and operating costs, particularly in our graphite electrode segment. Further, certain one time charges from the six months ended June 30, 2006 related to inventory reserves for our carbon electrodes business did not recur in the six months ended June 30, 2007.

Gross profit of $170.2 million in the six months ended June 30, 2007 represented a $60.8 million, or 55.6%, increase from gross profit of $109.4 million in the six months ended June 30, 2006. Gross margin increased to 35.2% of net sales.

Research and development expenses decreased $1.1 million, or 20.4%, from $5.4 million in the six months ended June 30, 2006 to $4.3 million in the six months ended June 30, 2007 due to salary reductions related to administrative and support for our research and development function.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Selling and administrative expenses decreased $0.5 million, or 1.0%, from $48.3 million in the six months ended June 30, 2006 to $47.8 million in the six months ended June 30, 2007. This decrease was caused by lower selling expenses of $1.7 million, due primarily to decreased salaries related to administrative and support of our overhead departments as well as decreased travel expenses as a result of our global cost cutting initiatives in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This decrease was partially offset by a $1.2 million increase in administrative and overhead costs caused in part by increased incentive compensation plan charges and other employee benefit related costs.

Other (income) expense, net represented income of $12.0 million in the six months ended June 30, 2007 compared to income of $2.0 million in the six months ended June 30, 2006. The increase was caused primarily by a $23.3 million increase in the gain on the sales of assets, which relates primarily to the sale of our Caserta, Italy facility, and a $1.7 million decrease in legal and environmental expenses, offset by a $10.3 million loss incurred on the extinguishment of debt, and a $4.5 million decrease in currency gains. Finally, the $1.5 million credit from the Brazil sales tax provision in the six months ended June 30, 2006 did not recur in the six months ended June 30, 2007.

The following table presents an analysis of interest expense:

	For the Six Months Ended June 30,
	2006	2007
	(Dollars in thousands)
Interest incurred on debt	$21,860	$19,442
Amortization of fair value adjustments for terminated hedge instruments	(482)	(358)
Amortization of premium on Senior Notes	(104)	(69)
Amortization of discount on Debentures	323	334
Interest on DOJ antitrust fine	130	5
Amortization of debt issuance costs	1,828	1,684
Interest incurred on other items	307	219

Total interest expense	$23,862	$21,257

Average total debt outstanding was $568.9 million in the six months ended June 30, 2007 as compared to $743.7 million in the six months ended June 30, 2006. The average annual interest rate was 6.7% in the three months ended June 30, 2007 as compared to 7.1% in the six months ended June 30, 2006.

Provision for income taxes was a charge of $25.9 million in the six months ended June 30, 2007 and $10.7 million in the six months ended June 30, 2006. The actual income tax rate was approximately 23.7% in the six months ended June 30, 2007 as compared to approximately 63.3% in the six months ended June 30, 2006. The increase in the provision for income taxes was the result of higher profitability. The decrease in the actual tax rate was due to the mix of income in lower tax jurisdictions.

The loss from discontinued operations was $3.1 million for the six months ended June 30, 2007 and $1.9 million for the six months ended June 30, 2006. As discussed further in footnote 1 in the notes to the consolidated financial statements, the loss recorded for the three months ended June 30, 2007 related to expenses for the final purchase price settlement recorded in the first quarter.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

As a result of the matters described above, net income was $81.4 million in the six months ended June 30, 2007 as compared to $4.3 million in the six months ended June 30, 2006.

Segment net sales. The following table represents our net sales by segment for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 30,
	2006	2007
	(Dollars in thousands)
Graphite electrode	$302,116	$388,738
Advanced graphite materials	50,237	54,469
Other businesses	45,153	40,913

Total net sales	$397,506	$484,120

Our analysis of the percentage change in net sales for graphite electrode and advanced graphite materials is set forth in the following table:

	Volume	Price	Mix	Currency	Net Change
Graphite electrode	8%	19%	(2)%	4%	29%
Advanced graphite materials	(5)%	10%	—%	3%	8%

Net sales for the graphite electrode segment increased primarily due to increased volumes, coupled with favorable price increases and currency fluctuations. These increases were offset slightly by an unfavorable product mix in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Advanced graphite materials net sales increased based on favorable price increases and currency impacts during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. These increases were offset slightly by an unfavorable change in volume.

Net sales for our other businesses decreased to $40.9 million for the six months ended June 30, 2007, as compared to $45.2 million for the six months ended June 30, 2006, primarily related to decreases in sales of carbon electrodes due to the planned exiting of this business and natural graphite products, offset partially by increased sales volumes of refractory products. Note that the volume increases for refractories was driven primarily by higher volumes in the first quarter of 2007 compared to the first quarter of 2006.

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the six months ended June 30, 2006 and 2007:

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

	For the Six Months Ended June 30,
	2006	2007
	(Dollars in thousands)
Graphite electrode	$47,369	$109,881
Advanced graphite materials	5,404	8,882
Other businesses	(11,671)	(1,330)

Total segment operating income	$41,102	$117,433

Our analysis of the percentage change in segment operating costs and expenses, including restructuring and impairment charges for graphite electrode and advanced graphite materials is set forth in the following table:

	Operating Expenses For the Six Months Ended June 30,
	(Percentage of sales)
	2006	2007	Change
Graphite electrode	84%	72%	(12)%
Advanced graphite materials	89%	84%	(5)%

Segment operating costs and expenses as a percentage of sales for graphite electrodes decreased 12% points to 72% in the six months ended June 30, 2007. However, total segment operating costs and expenses increased $24.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was due to higher raw material and product costs, primarily related to coke, of $15.4 million, and the impact of currency exchange rate changes of $5.4 million. Volume increases increased total operating costs and expenses an additional $8.7 million offset by decreased selling and administrative costs of $2.0 million, due primarily to a global initiative to reduce administrative costs. Impairment costs decreased $5.9 million, due to the impairment charge related to the JD Edwards software during the six months ended June 30, 2006. There was no impairment charge during the six months ended June 30, 2007. Restructuring charges also decreased $3.3 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This was primarily due to $2.1 million of restructuring charges incurred during the six months ended June 30, 2006 related to the restructuring of our manufacturing facility in France which did not reoccur in the six months ended June 30, 2007.

Segment operating costs and expenses as a percentage of sales for advanced graphite materials decreased 5% points to 84% in the six months ended June 30, 2007. Total segment operating costs and expenses of $45.6 million in the six months ended June 30, 2007 increased $0.8 million from $44.8 million for the six months ended June 30, 2006. The fluctuation was due primarily to higher operating costs and expenses of $2.3 million, including the impact of changes in the Euro, which increased costs $1.3 million. These increases were offset by a $1.4 million decrease in restructuring and impairment charges.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Segment operating costs and expenses for other businesses decreased $14.6 million. This decrease was due to a $16.9 million improvement in operating costs and expenses related to carbon electrodes caused by lower production costs, mainly due to the establishment of inventory reserves during the six months ended June 30, 2006 due to the accelerated closure of this business and other inventory adjustments that did not recur during the six months ended June 30, 2007. Selling and administrative expenses also decreased due to lower spending plans as the result of the planned exit of this business. Operating costs and expenses for our natural graphite products also decreased due to lower variable costs associated with decreased volumes. These decreases were offset by an increase in operating costs and expenses for refractories for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 driven by production costs as a result of increased volumes.

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

During the six months ended June 30, 2007, the average exchange rate of the Brazilian real and the euro increased about 8.2% and 8.8%, respectively, when compared to the average exchange rate for the same period in 2006. During the six months ended June 30, 2007, the average exchange rate for the Mexican Peso and South African rand decreased about 1.4% and 12.8%, respectively, when compared to the average rate for the six months ended June 30, 2006.

In the case of net sales of graphite electrodes, the impact of these events was an increase of about $11.4 million in the six months ended June 30, 2007 as compared to the same period in 2006. In the case of cost of sales of graphite electrodes, the impact of these events was a increase of about $5.4 million in the six months ended June 30, 2007 as compared to the same period in 2006.

We have non-dollar denominated intercompany loans between Finco and some of our foreign subsidiaries. At June 30, 2007, the aggregate principal amount of these loans was $460.9 million. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other (income) expense, net, on the Consolidated Statements of Operations. For the six months ended June 30, 2007, we had a net total of $0.1 million in currency gains, including $1.5 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the six months ended June 30, 2006, we had a net total of $4.5 million in currency gains, including $6.3 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments as described under “Item 3 –Qualitative and Quantitative Disclosures about Market Risk.”

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

At June 30, 2007, we had total long term debt of $477.6 million, cash and cash equivalents of $33.5 million and a stockholders’ deficit of $8.0 million.

As part of our cash management activities, we periodically factor or discount (by selling) certain accounts receivable to third parties. For the six months ended June 30, 2007, certain subsidiaries sold receivables at a cost lower than the cost to borrow a comparable amount for a comparable period under the Revolving Facility. Proceeds of the sale of receivables were used to reduce debt. If we had not sold receivables, our accounts receivable would have been about $0.8 million higher at December 31, 2006 and about $23.4 million higher at June 30, 2007. All receivables sold during 2006 and the six months ended June 30, 2007 were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheet at December 31, 2006 and June 30, 2007.

We use cash and cash equivalents, funds available under the Revolving Facility, (subject to continued compliance with the financial covenants and representations under the Revolving Facility), as well as cash flow from operations as our primary sources of liquidity. The Revolving Facilities provide for maximum borrowings of up to $215 million. At June 30, 2007, $200.5 million was available (after consideration of outstanding letters of credit of $14.5 million. At June 30, 2007, there were no outstanding, revolving or swingline loans.).

We believe that our business strategies will continue to improve the amount and speed of cash generated from operations under current economic conditions. Improvements in cash flow from operations resulting from these strategies are being partially offset by associated cash

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

implementation costs while they are being implemented. We also believe that our improvements in cash flow from operations should allow us to continue to reduce our debt and other obligations over the long term.

At June 30, 2007, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants for the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At June 30, 2007, the Revolving Facility had an effective interest rate of 6.9%, our $249.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225.0 million principal amount of Debentures had a fixed coupon rate of 1.625%. Also at June 30, 2007, 0.4% (or $1.7 million) of our total debt consists of variable rate obligations. We estimate that we will have interest expense of approximately $37.0 to $39.0 million for 2007.

At December 31, 2006, the Revolving Facility had an effective interest rate of 7.6%, our $434.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225.0 million principal amount of Debentures had a fixed rate of 1.625%.

We may in the future implement interest rate management initiatives to seek to minimize interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk” in this Report.

Cash Flow and Plans to Manage Liquidity. As a result of our leverage and other obligations, our business strategies include efforts to enhance our capital structure by further reducing our gross obligations. Accordingly, we have placed the highest priority on accelerating the amount and speed of cash generated every day. Our efforts include leveraging our unique global manufacturing network by driving higher utilization rates and more productivity from our existing assets, accelerating commercialization initiatives across all of our businesses and realizing other global efficiencies. We also continue to evaluate other opportunities to reduce our obligations, including the obligations associated with our U.S. defined benefit plan, which was frozen in 2003.

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, and other factors.

We expect cash flow from operations to be positively impacted by the completion of our payments for fines and penalties related to the antitrust and related lawsuits in the first quarter, reduced interest expense related to our reduced Senior Note obligations and decreases in cash outlay for planned overhead cost reductions. We expect our cash flow from operations to be

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

negatively impacted by higher raw material prices, higher accounts receivable balances as a result of increased prices for graphite electrodes, losses incurred in connection with the redemption of long term debt, the realization of certain international deferred taxes, planned pension and post retirement contributions, and payments for severance under restructuring plans and workforce rationalization initiatives. Our cash flow will also be impacted from the loss of working capital and capital expenditures related to our former cathodes business, which was sold in the fourth quarter of 2006.

Long term obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations thereby reducing funds available to us for other purposes. These obligations make us more vulnerable to economic downturns in the event that these obligations are greater or timing of payment is sooner than expected.

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

We may from time to time and at any time repurchase Senior Notes or Debentures in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. In the three months ended March 31, 2007 we redeemed $135.0 million of our senior notes using proceeds from the sale of our cathode business. In the three months ended June 30, 2007, we redeemed an additional $50.0 million of our Senior Notes. On July 11, 2007, we called an additional $50.0 million of our Senior Notes. We expect this redemption to occur on or about August 10, 2007.

We have in the past entered into, and may in the future enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure, as described under “Item 3 Quantitative and Qualitative Disclosure about Market Risks” in this Report.

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

Cash Flow Provided By Operating Activities. Cash flow provided by operating activities was $53.8 million in the six months ended June 30, 2007 and $20.1 million in the same period in 2006, an improvement of $33.7 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

In the six months ended June 30, 2007, net income after adding back the effect from non-cash items, amounted to $103.9 million, including the loss from discontinued operations of $3.1 million. The non-cash expenses consisted of depreciation and amortization of $16.2 million and restructuring charges of $0.7 million, deferred income taxes of $3.6 million, and other credits of $0.1 million. Net cash used by working capital of $20.8 million primarily consisted of a decrease in inventories of $7.1 million, the final $5.4 million antitrust payment, $4.5 million of restructuring payments, an $13.4 million decrease in accounts payable and accruals, and a decrease in interest payable of $7.1 million. These increases in working capital were offset by a decrease in accounts receivable of $15.8 million, including the effect of factoring of $22.5 million and a decrease in prepaid and other current assets of $0.9 million. Also affecting cash flows from operations for the six months ended June 30, 2007 was an increase in post retirement obligations of $1.7 million and long-term assets and liabilities of $4.0 million, and $23.7 million related to the gain on the sale of fixed assets (primarily our Caserta, Italy facility).

In the six months ended June 30, 2006, net income, after adding back the net effect from non-cash items, amounted to $42.8 million, including the $1.9 million loss from discontinued operations. The non-cash items consisted of $20.5 million for depreciation and amortization, $1.2 million for deferred income taxes, restructuring charges of $5.8 million, impairments of $8.8 million, and other charges of $1.2 million. Net cash used by working capital of $9.2 million primarily consisted of increases in inventory of $17.1 million, payments made for antitrust related items of $9.9 million, payments for restructuring items, primarily severance and related payments, of $4.1 million, a decrease in accounts payable and other accrued items of $6.1 million, and a decrease in prepaid and other current assets of $2.7 million. These uses of cash were offset by cash provided by accounts receivable, including the effect of factoring, of $30.7 million. Also affecting cash flow from operations for the six months ended June 30, 2006 was an increase in post retirement obligations of $6.7 million and long-term assets and liabilities of $7.7 million.

Cash Flow (used in) Provided by Investing Activities. Cash flow provided by investing activities was $1.2 million in the six months ended June 30, 2007 compared to cash flow used in investing activities of $24.4 million in the same period in 2006. In the first six months of 2007, capital expenditures amounted to $20.2 million and $0.5 million for patent costs, offset by proceeds from the sale of assets of $24.7 million. Finally, we paid $2.8 million to Alcan for the final purchase price adjustment related to the sale of our cathodes operation.

Cash Flow Provided by (Used in) Financing Activities. Cash flow used in financing activities was $171.2 million in the six months ended June 30, 2007, compared to cash flow provided by financing activities of $4.2 million during the same period in 2006.

During the six months ended June 30, 2007, we repaid $184.8 million in long-term debt obligations. Net revolver borrowings were $0.6 million, and short term borrowings were $0.5 million. Proceeds from the exercise of stock options provided an additional $12.3 million of cash.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

Antitrust Proceedings Against Us

At December 31, 2006, $5.4 million remained in the reserve for liabilities and expenses in connection with the antitrust investigations described in our Annual Report representing the last scheduled installment of the fine imposed by the United States Department of Justice, which was paid in January 2007.

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

Interest Rate Risk Management. We periodically implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. At December 31, 2006 and June 30, 2007, we had no interest rate swaps outstanding.

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

We periodically enter into agreements with financial institutions that are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. At December 31, 2006 and June 30, 2007, we had no outstanding interest rate caps.

Currency Rate Management. We periodically enter into foreign currency instruments to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. At December 31, 2006 and June 30, 2007, there were no outstanding contracts.

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at December 31, 2006 were a payable of $0.2 million. All existing contracts expired in April 2007 and no new contracts were initiated.

When we enter derivative contracts, we may be required to provide cash collateral to certain counterparties to the extent that the fair market value of the natural gas derivative contracts exceeds a specific threshold.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates, and interest rates on results of operations for the six months ended June 30, 2007. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the six months ended June 30, 2007 by about $7.0 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by a nominal amount for the six months ended June 30, 2007, as our debt is primarily fixed rate debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management is responsible for establishing and maintaining adequate disclosure controls and procedures at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a reporting company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report, and, based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of June 30, 2007.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

There have been no changes in our internal controls over financial reporting that occurred during the second quarter of 2007 that materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

This information required in response to this Item is set forth under “Contingencies” in Note 13 to the Notes to Consolidated Financial Statements contained in this Report, and such description is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

On May 23, 2007, GTI held its annual meeting of stockholders in Parma, Ohio.

At the meeting, the stockholders elected directors, and the shares present at the meeting were voted for or withheld from each nominee, as follows:

Name of Director	Number of Shares Cast For	Number of Shares Withheld
R. Eugene Cartledge	81,828,422	11,081,230
Mary B. Cranston	83,220,442	9,689,210
John R. Hall	81,871,091	11,038,561
Harold E. Layman	83,144,292	9,765,360
Ferrell P. McClean	80,658,215	12,251,437
Michael C. Nahl	80,081,728	12,827,924
Frank A. Riddick III	81,349,503	11,560,149
Craig S. Shular	80,592,266	12,317,386

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President, and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President, and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark Widmar, Vice President and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: August 3, 2007	By:	/s/ Mark Widmar
Mark Widmar
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President, and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President, and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark Widmar, Vice President and Chief Financial Officer.