Form 10-Q
period 2007-09-30
GRAFTECH INTERNATIONAL LTD
filed 2007-11-01
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2007

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

As of October 31, 2007, 102,573,746 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2006	At September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$149,517	$8,882
Accounts and notes receivable, net of allowance for doubtful accounts of $3,186 at December 31, 2006 and $2,909 at September 30, 2007	166,528	168,756
Inventories	239,129	268,835
Prepaid expenses and other current assets	14,071	7,598

Total current assets	569,245	454,071

Property, plant and equipment	889,389	881,532
Less: accumulated depreciation	599,636	572,281

Net property, plant and equipment	289,753	309,251
Deferred income taxes	6,326	7,886
Goodwill	9,822	9,574
Other assets	29,253	25,303
Assets held for sale	1,802	—
Restricted cash	—	1,547

Total assets	$906,201	$807,632

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$62,094	$65,068
Interest payable	18,872	3,602
Short-term debt	458	859
Accrued income and other taxes	41,099	39,731
Other accrued liabilities	98,068	86,044

Total current liabilities	220,591	195,304

Long-term debt:
Principal value	657,714	423,860
Fair value adjustments for hedge instruments	6,421	2,541
Unamortized bond premium	1,265	504

Total long-term debt	665,400	426,905

Other long-term obligations	103,408	99,406
Deferred income taxes	27,000	28,529
Minority stockholders’ equity in consolidated entities	3,722	199
(see Contingencies – Note 13)
Stockholders’ (deficit) equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 150,000,000 shares authorized, 101,433,949 shares issued at December 31, 2006 and 104,821,747 shares issued at September 30, 2007	1,026	1,048
Additional paid-in capital	950,023	980,183
Accumulated other comprehensive loss	(312,763)	(285,475)
Accumulated deficit	(660,153)	(546,446)
Less: cost of common stock held in treasury, 2,501,201 shares at December 31, 2006 and at September 30, 2007	(85,197)	(85,197)
Less: common stock held in employee benefit and compensation trusts, 472,566 shares at December 31, 2006 and 470,363 shares at September 30, 2007.	(6,856)	(6,824)

Total stockholders’ (deficit) equity	(113,920)	57,289

Total liabilities and stockholders’ (deficit) equity	$906,201	$807,632

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Net sales	$222,445	$251,268	$619,951	$735,388
Cost of sales	157,802	171,870	445,947	485,763

Gross profit	64,643	79,398	174,004	249,625
Research and development	2,767	2,124	8,167	6,403
Selling and administrative	26,108	20,617	74,357	68,387
Restructuring charges, net	1,871	60	7,694	806
Impairment loss on long-lived assets	—	—	8,788	—
Antitrust investigations and related lawsuits and claims	—	—	2,513	—
Other (income) expense, net	3,278	2,110	1,290	(9,845)
Interest expense	11,891	7,716	35,753	28,973
Interest income	(120)	(200)	(372)	(1,424)

	45,795	32,427	138,190	93,300
Income from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income	18,848	46,971	35,814	156,325
Provision for income taxes	8,890	13,530	19,626	39,435

Income from continuing operations before minority interest	9,958	33,441	16,188	116,890
Minority stockholders’ share of subsidiaries’ (loss) income	(26)	8	16	42

Income from continuing operations	9,984	33,433	16,172	116,848
Loss from discontinued operations, net of tax	(195)	—	(2,118)	(3,117)

Net income	$9,789	$33,433	$14,054	$113,731

Basic income (loss) per common share:
Income per share from continuing operations	$0.10	$0.33	$0.16	$1.17
Loss per share from discontinued operations	(0.00)	—	(0.02)	(0.03)

Net income per share	$0.10	$0.33	$0.14	$1.14

Weighted average common shares outstanding	98,132	101,344	97,953	99,918
Diluted earnings per common share:
Income per share from continuing operations	$0.09	$0.30	$0.16	$1.05
Loss per share from discontinued operations	(0.00)	—	(0.02)	(0.03)

Net income per share	$0.09	$0.30	$0.14	$1.02

Weighted average common shares outstanding	112,294	117,392	98,423	115,588

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2007
Cash flow from operating activities:
Net income	$14,054	$113,731
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	2,118	3,117
Depreciation and amortization	29,950	25,484
Deferred income taxes	3,683	2,579
Restructuring charges	7,694	806
Impairment loss on long-lived assets	8,788	—
Other charges, net	9,099	5,697
Increase in working capital*	(8,095)	(38,072)
Gain on sale of assets and business	(2,120)	(25,225)
Post retirement and benefit obligation changes	(10,693)	(2,263)
Long-term assets and liabilities	(9,884)	(4,654)
Excess tax benefit from stock-based compensation	—	(5,061)

Net cash provided by operating activities	44,594	76,139

Cash flow from investing activities:
Capital expenditures	(34,234)	(33,629)
Purchase of derivative instruments	(266)	—
Proceeds from sale of assets and sale of business, net of cash sold	12,726	26,625
Payments for purchase price adjustments	—	(2,794)
Payments for patents costs	(695)	(659)
Increase in restricted cash	—	(1,547)

Net cash used in investing activities	(22,469)	(12,004)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	(461)	731
Revolving Facility borrowings	449,730	241,645
Revolving Facility reductions	(458,989)	(241,159)
Long-term financing obligations	—	2,975
Long-term debt reductions	—	(234,479)
Proceeds from exercise of stock options	—	19,667
Excess tax benefit from stock-based compensation	—	5,061

Net cash used in financing activities	(9,720)	(205,559)

Net (decrease) increase in cash and cash equivalents	12,405	(141,424)
Effect of exchange rate changes on cash and cash equivalents	337	789
Cash and cash equivalents at beginning of period	5,968	149,517

Cash and cash equivalents at end of period	$18,710	$8,882

*Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable	$36,792	$(6,825)
Effect of factoring on accounts receivable	8,883	9,346
Inventories	(13,483)	(15,576)
Prepaid expenses and other current assets	(1,818)	1,442
Payments for antitrust investigations and related lawsuits and claims	(17,671)	(5,380)
Restructuring payments	(9,472)	(5,712)
Increased (decrease) in accounts payable and accruals	577	(97)
Decrease in interest payable	(11,903)	(15,270)

Increase in working capital	$(8,095)	$(38,072)

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

Certain amounts in the Consolidated Financial Statements for the three and nine months ended September 30, 2006 have been reclassified to conform with current period presentation.

The results for the nine months ended September 30, 2007 include expenses associated with our final purchase price adjustment related to the sale of our cathodes business in December of 2006, which were made during the second quarter 2007. These expenses were for items identified in the second quarter that related to the final purchase price settlements recorded in the first quarter. This resulted in an 1) understatement of loss from discontinued operations in the first quarter of 2007 in the amount of $3.8 million, $2.5 million net of tax, and an 2) overstatement of loss from discontinued operations in the second quarter of the same amount. We have determined that the impact of this item was not material to the first quarter or second quarter.

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

In the three months ended September 30, 2007 and 2006, we recognized $1.0 million and $0.9 million, respectively, in stock-based compensation expense. A majority of the expense, $0.9 million and $0.7 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

In the nine months ended September 30, 2007 and 2006, we recognized $3.8 million and $2.6 million, respectively, in stock-based compensation expense. A majority of the expense, $3.4 million and $2.4 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

As of September 30, 2007, the total compensation cost related to non-vested restricted stock and stock options not yet recognized was $5.2 million and will be recognized over the weighted average life of 2.06 years.

Restricted stock activity under the plans for the nine months ended September 30, 2007 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	1,630,725	$6.29
Granted	82,185	8.79
Vested	(695,343)	5.01
Forfeited	(48,227)	4.91

Outstanding at September 30, 2007	969,340	$6.32

Stock option activity under the plans for the nine months ended September 30, 2007 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	9,424,864	$7.32
Granted	300,000	5.84
Vested	—	—
Terminated	(1,840,657)	10.93
Exercised	(2,494,041)	4.90

Outstanding at September 30, 2007	5,390,166	$7.13

(4)	Earnings Per Share

Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, “Earnings Per Share,” and EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” using the following data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
	(Dollars in thousands, except share data)
Net income as reported	$9,789	$33,433	$14,054	$113,731
Interest on Debentures, net of tax benefit	600	897	—	2,691
Amortization of Debentures issuance costs, net of tax benefit	175	422	—	1,266

Net income as adjusted	$10,564	$34,752	$14,054	$117,688

Weighted average common shares outstanding for basic calculation	98,132,267	101,344,148	97,952,636	99,918,336
Add: Effect of stock options and restricted stock	590,868	2,477,149	470,218	2,098,965
Add: Effect of Debentures	13,570,560	13,570,560	—	13,570,560

Weighted average common shares outstanding for diluted calculation	112,293,695	117,391,857	98,422,854	115,587,861

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing adjusted net income by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities, including those underlying the Debentures, had been issued.

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 9,259,629 and 1,912,613 shares in the three months ended September 30, 2006 and 2007, respectively, and 9,264,346 and 3,187,686 shares in the nine months ended September 30, 2006 and 2007, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

exercise prices were greater than the weighted average market price of our common stock for each of those periods.

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

The following tables summarize financial information concerning our reportable segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Net sales to external customers:
Graphite electrode	$178,181	$205,158	$480,297	$593,896
Advanced graphite materials	25,504	29,095	75,740	83,564
Other businesses	18,760	17,015	63,914	57,928

Total net sales	$222,445	$251,268	$619,951	$735,388

Segment operating income (loss):
Graphite electrode	$31,896	$49,684	$79,264	$159,691
Advanced graphite materials	2,834	5,655	8,238	14,565
Other businesses	(833)	1,258	(12,504)	(227)

Total segment operating income	$33,897	$56,597	$74,998	$174,029

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Reconciliation of segment operating income to income from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income (loss):
Antitrust investigations and related lawsuits and claims	—	—	2,513	—
Other (income) expense, net	3,278	2,110	1,290	(9,845)
Interest expense	11,891	7,716	35,753	28,973
Interest income	(120)	(200)	(372)	(1,424)

Income from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income	$18,848	$46,971	$35,814	$156,325

(6)	Restructuring Charges and Impairment Losses

At September 30, 2007, the outstanding balance of our restructuring reserve was $3.2 million. The components of this balance at September 30, 2007 consisted primarily of:

Graphite Electrode Segment

•	$1.0 million related to the rationalization of our graphite electrode facilities in France.

•	$1.0 million related to severance costs for the closure of our graphite electrode manufacturing operations in Caserta, Italy.

•	$0.6 million related to the closure of our graphite electrode machining and warehousing operations in Clarksville, Tennessee.

•	$0.2 million related primarily to severance and related costs associated with our Etoy, Switzerland facility.

Other Businesses

•	$0.4 million related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

For the three months ended September 30, 2007, we recorded a net restructuring charge of $0.1 million. For the nine months ended September 30, 2007, we recorded a net restructuring charge of $0.8 million.

The net charge of $0.1 million for the three months ended September 30, 2007 was due to new charges at our Clarksville, Tennessee and Etoy, Switzerland facilities related to severance and related benefits.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The net charge of $0.8 million for the nine months ended September 30, 2007 was due to $1.5 million of restructuring charges, offset by $0.7 million reserve reduction due to changes in our original estimates. The $1.5 million of restructuring charges related primarily to $0.6 million for the closure of our graphite electrode machining and warehousing operations in Clarksville, Tennessee, $0.6 million and $0.2 million related to severance and related payments at our Etoy, Switzerland and Columbia, Tennessee facilities, respectively, and $0.1 million related to our graphite electrode facilities in Vyazma, Russia. The changes in estimates of $0.7 million were related to the timing and amounts of severance and related payments at our Etoy, Switzerland, Columbia and Clarksville, Tennessee and former corporate headquarters in Wilmington, Delaware.

The following table summarizes activity relating to the restructuring liability at September 30, 2007.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2007	$7,185	$689	$7,874
Restructuring charges	942	534	1,476
Change in estimates	(447)	(223)	(670)
Payments and settlements	(5,126)	(593)	(5,719)
Currency adjustments	164	39	203

Balance at September 30, 2007	$2,718	$446	$3,164

In the first quarter of 2006, we abandoned long-lived fixed assets associated with costs capitalized for our enterprise resource planning system implementations due to an indefinite delay in the implementation of the remaining facilities. As a result, we recorded a $6.6 million loss, in accordance with SFAS No. 144, “Accounting For the Impairment and Disposal of Long-Lived Assets.”

Also, in the first quarter of 2006, we announced our intention to sell certain long-lived assets from our Etoy, Switzerland and Caserta, Italy facilities. We recorded a $1.4 million impairment loss in the 2006 first quarter to adjust the carrying value of the assets in Switzerland to the estimated fair value less estimated selling costs. In the second quarter of 2007, we completed the sale of the long-lived assets at our Caserta, Italy facility. In the third quarter of 2006, we completed the sale of the long-lived assets at our Etoy, Switzerland facility.

In the second quarter of 2006, we abandoned certain long-lived fixed assets associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee due to changes in our initial plan of restructuring the facility. As a result, we recorded a $0.6 million impairment loss in accordance with SFAS No. 144.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7)	Other (Income) Expense, Net

The following table presents an analysis of other (income) expense, net:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Currency (gains) losses	$3,488	$530	$(1,045)	$459
Loss on extinguishment of debt	—	2,758	—	13,046
Brazil sales tax provision	—	—	(1,465)	—
Legal, environmental and other related costs	1,850	1,022	4,652	2,114
Gain on sale of assets and business, net of cash sold	(2,912)	(1,419)	(2,788)	(24,606)
Bank and other financing fees	575	548	1,353	1,707
Loss on the sale of accounts receivable	140	74	545	549
Sale of litigation rights	—	(1,151)	—	(1,151)
Other	137	(252)	38	(1,963)

Total other (income) expense, net	$3,278	$2,110	$1,290	$(9,845)

We have non-dollar-denominated intercompany loans between our GrafTech Finance, Inc. subsidiary (“Finco”) and some of our foreign subsidiaries. At December 31, 2006 and September 30, 2007, the aggregate principal amount of these loans was $450.7 million and $484.3 million, respectively (based on currency exchange rates in effect at such dates). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other (income) expense, net, on the Consolidated Statements of Operations. In the nine months ended September 30, 2006, we had a net total of $1.0 million of currency gains, including $1.2 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the nine months ended September 30, 2007, we had a net total of $0.5 million of currency losses, including $0.2 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency.

In connection with the redemption of $50.0 million of the outstanding principal amount of the Senior Notes during the three months ended September 30, 2007, we incurred a $2.8 million loss on the extinguishment of debt, which includes $2.6 million related to the call premium and $0.2 million of charges for the accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes. For the nine months ended September 30, 2007, we redeemed a total of $235.0 million of the outstanding principal of the Senior Notes. We incurred a $13.0 million loss on the extinguishment of debt, $12.1 million of which related to the call premium and $0.9 million of charges for the accelerated amortization

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes.

In the three months ended June 30, 2007, we sold land and certain assets related to our former graphite electrode manufacturing facility in Caserta, Italy. The gain recognized on this sale was $23.7 million. Approximately $1.5 million of the purchase price has been placed in escrow as security for the completion of these activities which is shown as restricted cash in the Consolidated Balance Sheet as of September 30, 2007. The sale agreement provides that, upon completion of certain milestones in the remediation and landfill closure activities, portions of the escrowed amounts shall be paid to us.

On July 4, 2007, we completed the sale of our subsidiary located in Vyazma, Russia for approximately $8.0 million. The gain on this sale is $1.3 million. As part of the transaction, we entered into a lease for a portion of the facility. This lease did not meet the criteria for sales-leaseback accounting under the provisions of SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases —   An Amendment of FASB Statements No. 13, 66, and 91 and a Rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11”, and therefore, we recorded a $3.0 million financing obligation for the portion of the sales price received related to the leased area.

(8)	Benefit Plans

The components of our consolidated net pension and postretirement costs (benefits) are set forth in the following tables:

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Service cost	$298	$246	$885	$735
Interest cost	2,852	3,037	8,585	9,048
Expected return on plan assets	(2,966)	(3,387)	(8,913)	(10,093)
Amortization of transition obligation	(19)	(22)	(66)	(65)
Amortization of prior service cost	20	30	67	91
Amortization of unrecognized loss	698	497	2,113	1,487
Settlements	—	—	—	102

Net Cost	$883	$401	$2,671	$1,305

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Post Retirement Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Service cost	$93	$124	$296	$370
Interest cost	488	417	1,492	1,249
Amortization of prior service benefit	(5,278)	(2,841)	(15,835)	(8,510)
Amortization of unrecognized loss	1,333	1,096	3,997	3,274

Net benefit	$(3,364)	$(1,204)	$(10,050)	$(3,617)

(9)	Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31, 2006	At September 30, 2007
	(Dollars in thousands)
Revolving Facility	$—	$—
Senior Notes:
Senior Notes due 2012	434,631	199,649
Fair value adjustments for terminated hedge instruments*	6,421	2,541
Unamortized bond premium	1,265	504

Total Senior Notes	442,317	202,694
Debentures	222,233	222,736
Other debt	850	1,475

Total	$665,400	$426,905

*	Fair value adjustments for terminated hedge instruments, originally accounted for as fair value hedges, will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

(10)	Inventories

Inventories are comprised of the following:

	At December 31, 2006	At September 30, 2007
	(Dollars in thousands)
Raw material and supplies	$79,277	$85,268
Work in process	123,162	133,050
Finished goods	41,039	52,653

	243,478	270,971
Reserves	(4,349)	(2,136)

Total Inventories	$239,129	$268,835

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11)	Interest Expense

Interest expense consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Interest incurred on debt	$11,011	$6,812	$32,871	$26,254
Amortization of fair value adjustments for terminated hedge instruments	(248)	(127)	(730)	(485)
Amortization of premium on Senior Notes	(53)	(23)	(157)	(92)
Amortization of discount on Debentures	165	168	488	502
Interest on DOJ antitrust fine	66	—	196	5
Amortization of debt issuance costs	930	772	2,758	2,456
Interest incurred on other items	20	114	327	333

Total interest expense	$11,891	$7,716	$35,753	$28,973

(12)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Net income	$9,789	$33,433	$14,054	$113,731
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(2,197)	16,545	5,705	24,282
Amortization of prior service costs and unrecognized gains and losses	—	1,818	—	4,070

Total comprehensive income	$7,592	$51,796	$19,759	$142,083

(13)	Contingencies

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

Environmental Matters

During 2006, we increased our reserve for environmentally related activities to be performed in connection with the closure and sale of our Caserta, Italy facility by $1.7 million. The majority of this increase was incurred during the three months ended June 30, 2006. The increase in the reserve relates primarily to activities for closing the on-site solid waste landfill earlier than originally anticipated. At December 31, 2006, our accrual balance for these activities at our Caserta, Italy location was $3.1 million. In the second quarter of 2007, we sold our Caserta, Italy facility. At the time of the sale, the environmental accrual at Caserta was $2.4 million. In connection with this sale, we agreed to complete certain activities for the remediation of portions of the land and to complete the closure of the landfill. Approximately $1.5 million of the purchase price has been placed in escrow as security for the completion of these activities which is shown as restricted cash in the Consolidated Balance Sheet as of September 30, 2007. The sale agreement provides that, upon successful completion of certain milestones in the remediation and landfill closure activities, portions of the escrowed amounts shall be paid to us.

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $0.9 million at December 31, 2006 and at September 30, 2007. The following table presents the activity in this accrual for the nine months ended September 30, 2007:

(Dollars in Thousands)
Balance at January 1, 2007	$920
Product warranty charges	1,161
Payments and settlements	(1,131)

Balance at September 30, 2007	$950

(14)	Financial Information About the Issuers and Guarantors of Our Debt Securities and Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees

On February 15, 2002, GrafTech Finance (“Finco”), a direct subsidiary of GTI (the “Parent”), issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. All of the Senior Notes

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

have been issued under a single Indenture and constitute a single class of debt securities. The Senior Notes mature on February 15, 2012. The Senior Notes have been guaranteed on a senior basis by the Parent and the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Global, GrafTech International Holdings Inc., UCAR International Trading Inc., and UCAR Carbon Technology LLC. The Parent, Finco and these subsidiaries together hold a substantial majority of our U.S. assets.

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

All of the guarantees are unsecured. Prior to October 1, 2007 and the merger of AET into GrafTech International Holdings Inc., the guarantee of the Senior Notes by UCAR Carbon had been secured by a junior pledge of all of the shares of capital stock (constituting 97.5% of the outstanding shares of capital stock) of AET then held by GrafTech International Holdings Inc. subject to the limitation that in no event will the value of the pledged portion of the AET pledged stock exceed 19.99% of the principal amount of the outstanding Senior Notes. All of the guarantees are full, unconditional and joint and several. Finco and each of the other U.S. Guarantors (other than the Parent) are 100% owned, directly or indirectly, by the Parent. All of the guarantees of the Senior Notes continue until the Senior Notes have been paid in full, and payment under such guarantees could be required immediately upon the occurrence of an event of default under the Senior Notes. All of the guarantees of the Debentures continue until the Debentures have been paid in full, and payment under such guarantees could be required immediately upon the occurrence of an event of default under the Debentures. If a guarantor makes a payment under its guarantee of the Senior Notes or the Debentures, it would have the right under certain circumstances to seek contribution from the other guarantors of the Senior Notes or the Debentures, respectively.

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At September 30, 2007, retained earnings of our subsidiaries subject to such restrictions were approximately $1,081 million. Investments in subsidiaries are recorded on the equity basis.

The following tables set forth condensed consolidating balance sheets at December 31, 2006 and September 30, 2007, condensed consolidating statements of operations for the three and nine months ended September 30, 2006 and three and nine months ended September 30, 2007 as well as condensed consolidating statements of cash flows for the nine

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

months ended September 30, 2006 and 2007, respectively, of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

During the second quarter of 2007, the Company revised the presentation of the guarantor financial statements to reflect the equity (deficit) in earnings of all subsidiaries in the Parent condensed consolidating statement of operations. In addition, the Company reclassified the investment in affiliates from the payable to equity of investees for consistency with the presentation in the condensed consolidating statement of operations.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at December 31, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$151	$125,161	$—	$24,334	$(129)	$149,517
Intercompany loans	—	190,976	—	328,602	(519,578)	—
Intercompany accounts receivable	—	12,071	—	1,903	(13,974)	—
Accounts receivable—third party	—	130	23,376	143,022	—	166,528

Accounts and notes receivable, net	—	203,177	23,376	473,527	(533,552)	166,528
Inventories	—	—	51,220	187,909	—	239,129
Prepaid expenses and other current assets	—	16,430	1,450	18,404	(22,213)	14,071
Assets held for sale	—	—	—	—	—	—

Total current assets	151	344,768	76,046	704,174	(555,894)	569,245
Property, plant and equipment, net	—	—	43,567	246,186	—	289,753
Deferred income taxes	—	—	9,100	6,326	(9,100)	6,326
Intercompany loans	—	542,973	—	—	(542,973)	—
Investments in affiliates	107,490	—	144,494	—	(251,984)	—
Goodwill	—	—	—	9,822	—	9,822
Other assets	4,288	14,229	2,540	8,196	—	29,253
Assets held for sale	—	—	—	1,802	—	1,802

Total assets	$111,929	$901,970	$275,747	$976,506	$(1,359,951)	$906,201

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$7,920	$54,303	$(129)	$62,094
Interest payable	1,676	17,195	—	1	—	18,872
Intercompany loans	—	330,540	158,501	44,514	(533,555)	—
Third party loans	—	—	—	458	—	458

Short-term debt	—	330,540	158,501	44,972	(533,555)	458
Accrued income and other taxes	1,939	—	27,309	34,064	(22,213)	41,099
Other accrued liabilities	—	184	30,160	67,724	—	98,068
Liabilities and assets held for sale	—	—	—	—	—	—

Total current liabilities	3,615	347,919	223,890	201,064	(555,897)	220,591
Long-term debt	222,234	442,317	—	849	—	665,400
Intercompany loans	—	—	—	542,972	(542,972)	—
Other long-term obligations	—	—	56,101	47,307	—	103,408
Payable to equity of investees	—	—	—	—	—	—
Deferred income taxes	—	—	—	36,098	(9,098)	27,000
Minority stockholders’ equity in consolidated entities	—	—	—	3,722	—	3,722
Stockholders’ equity (deficit)	(113,920)	111,734	(4,244)	144,494	(251,984)	(113,920)

Total liabilities and stockholders’ deficit	$111,929	$901,970	$275,747	$976,506	$(1,359,951)	$906,201

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at September 30, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$434	$2,586	$—	$6,266	$(404)	$8,882
Intercompany loans	—	171,986	—	477,578	(649,564)	—
Intercompany accounts receivable	—	9,462	—	6,820	(16,282)	—
Accounts receivable - third party	—	—	24,930	143,826	—	168,756

Accounts and notes receivable, net	—	181,448	24,930	628,224	(665,846)	168,756
Inventories	—	—	43,178	225,657	—	268,835
Prepaid expenses and other current assets	8	2,693	1,943	5,597	(2,643)	7,598
Assets held for sale				—		—

Total current assets	442	186,727	70,051	865,744	(668,893)	454,071
Property, plant and equipment, net	—	—	46,749	262,502	—	309,251
Deferred income taxes	3,076	72	7,468	3,512	(6,242)	7,886
Intercompany loans	—	576,608	—	—	(576,608)	—
Investments in affiliates	276,869	—	286,975	—	(563,844)	—
Goodwill	—	—	—	9,574	—	9,574
Other assets	3,484	7,509	3,170	11,140	—	25,303
Assets held for sale	—	—	—	—	—	—
Restricted cash	—	—	—	1,547	—	1,547

Total assets	$283,871	$770,916	$414,413	$1,154,019	$(1,815,587)	$807,632

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$6,822	$58,650	$(404)	$65,068
Interest Payable	762	2,832	—	8	—	3,602
Intercompany loans	—	484,401	131,442	50,003	(665,846)	—
Third party loans	—	—	—	859	—	859

Short-term debt	—	484,401	131,442	50,862	(665,846)	859
Accrued income and other taxes	—	—	9,791	32,583	(2,643)	39,731
Other accrued liabilities	—	—	25,803	60,241	—	86,044
Liabilities of assets held for sale	—	—	—	—	—	—

Total current liabilities	762	487,233	173,858	202,344	(668,893)	195,304
Long-term debt	222,736	202,693	—	1,476	—	426,905
Intercompany loans	—	—	—	576,608	(576,608)	—
Other long-term obligations	—	—	44,604	54,802	—	99,406
Payable to equity of investees	—	—	—	—	—	—
Deferred income taxes	3,084	72	—	31,615	(6,242)	28,529
Minority stockholders’ equity in consolidated entities	—	—	—	199	—	199
Stockholders’ equity (deficit)	57,289	80,918	195,951	286,975	(563,844)	57,289

Total liabilities and stockholders’ deficit	$283,871	$770,916	$414,413	$1,154,019	$(1,815,587)	$807,632

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended September 30, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$56,018	$166,427	$—	$222,445
Cost of sales	—	(1,419)	48,505	110,716	—	157,802

Gross profit	—	1,419	7,513	55,711	—	64,643
Research and development	—	—	1,737	1,030	—	2,767
Selling and administrative	—	—	18,899	7,209	—	26,108
Restructuring charges	—	—	838	1,033	—	1,871
Impairment loss on long-lived and other assets	—	—	610	(610)	—	—
Antitrust investigations and related lawsuits and claims	—	—	—	—	—	—
Other (income) expense, net	—	(12,674)	(1,357)	(6,330)	23,639	3,278
Interest expense	1,188	14,259	3,048	17,035	(23,639)	11,891
Interest income	—	—	(2)	(118)	—	(120)

	1,188	1,585	23,773	19,249		45,795
Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(1,188)	(166)	(16,260)	36,462	—	18,848
Provision for (benefit from) income taxes	—	220	(2,816)	11,486	—	8,890

Income (loss) from continuing operations before minority interest	(1,188)	(386)	(13,444)	24,976	—	9,958
Minority stockholders’ share of loss	—	—	—	(26)	—	(26)

Income (loss) from continuing operations	(1,188)	(386)	(13,444)	25,002	—	9,984
Loss from discontinued operations, net of tax	—	—	—	(195)	—	(195)
Equity (deficit) in earnings of subsidiaries	10,977	—	24,807	—	(34,784)	—

Net income (loss)	$9,789	$(386)	$11,363	$24,807	$(34,784)	$9,789

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended September 30, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$46,194	$205,074	$—	$251,268
Cost of sales	—	—	35,749	136,121	—	171,870

Gross profit	—	—	10,445	68,953	—	79,398
Research and development	—	—	1,690	434	—	2,124
Selling and administrative	—	—	13,781	6,836	—	20,617
Restructuring charges	—	—	26	34	—	60
Impairment loss on long-lived	—	—	—	—	—	—
Antitrust investigations and related lawsuits and claims	—	—	—	—	—	—
Other (income) expense, net	—	(7,554)	1,590	(10,828)	18,902	2,110
Interest expense	1,350	12,673	2,309	10,286	(18,902)	7,716
Interest income	—	(55)	—	(145)	—	(200)

	1,350	5,064	19,396	6,617	—	32,427
Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(1,350)	(5,064)	(8,951)	62,336	—	46,971
Provision for (benefit from) income taxes	(1,417)	20,291	(16,737)	11,393	—	13,530

Income (loss) from continuing operations before minority interest	67	(25,355)	7,786	50,943	—	33,441
Minority stockholders’ share of income (loss)	—	—	—	8	—	8

Income (loss) from continuing operations	67	(25,355)	7,786	50,935	—	33,433
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Equity (deficit) in earnings of subsidiaries	33,366	—	50,935	—	(84,301)	—

Net income (loss)	$33,433	$(25,355)	$58,721	$50,935	$(84,301)	$33,433

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Nine Months Ended September 30, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$159,025	$460,926	$—	$619,951
Cost of sales	—	37	143,271	302,639	—	445,947

Gross profit	—	(37)	15,754	158,287	—	174,004
Research and development	—	—	4,838	3,329	—	8,167
Selling and administrative	—	54	44,670	29,633	—	74,357
Restructuring charges	19	—	3,993	3,682	—	7,694
Impairment loss on long-lived and other assets	—	—	7,378	1,410	—	8,788
Antitrust investigations and related lawsuits and claims	—	—	2,513	—	—	2,513
Other (income) expense, net	17	(35,633)	3,093	(8,752)	42,565	1,290
Interest expense	3,879	41,811	7,422	25,206	(42,565)	35,753
Interest income	—	(3)	—	(369)	—	(372)

	3,915	6,229	73,907	54,139	—	138,190
Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(3,915)	(6,266)	(58,153)	104,148	—	35,814
Provision for (benefit from) income taxes	(9)	614	(814)	19,835	—	19,626

Income (loss) from continuing operations before minority interest	(3,906)	(6,880)	(57,339)	84,313	—	16,188
Minority stockholders’ share of income	—	—	—	16	—	16

Income (loss) from continuing operations	(3,906)	(6,880)	(57,339)	84,297	—	16,172
(Loss) from discontinued operations, net of tax	—	—	—	(2,118)	—	(2,118)
Equity (deficit) in earnings of subsidiaries	17,960	—	82,179	—	(100,139)	—

Net income (loss)	$14,054	$(6,880)	$24,840	$82,179	$(100,139)	$14,054

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Nine Months Ended September 30, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$146,052	$589,336	$—	$735,388
Cost of sales	—	—	121,554	364,209	—	485,763

Gross profit	—	—	24,498	225,127	—	249,625
Research and development	—	—	4,951	1,452	—	6,403
Selling and administrative	—	—	42,933	25,454	—	68,387
Restructuring charges	—	—	752	54	—	806
Impairment loss on long-lived and other assets	—	—	—	—	—	—
Antitrust investigations and related lawsuits and claims	—	—	—	—	—	—
Other (income) expense, net	—	(20,018)	2,734	(45,832)	53,271	(9,845)
Interest expense	4,049	40,904	7,277	30,014	(53,271)	28,973
Interest income	—	(766)	(17)	(641)	—	(1,424)

	4,049	20,120	58,630	10,501	—	93,300
Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(4,049)	(20,120)	(34,132)	214,626	—	156,325
Provision for (benefit from) income taxes	(2,344)	14,616	(5,479)	32,642	—	39,435

Income (loss) from continuing operations before minority interest	(1,705)	(34,736)	(28,653)	181,984	—	116,890
Minority stockholders’ share of income (loss)	—	—	—	42	—	42

Income (loss) from continuing operations	(1,705)	(34,736)	(28,653)	181,942	—	116,848
Loss from discontinued operations, net of tax	—	—	—	(3,117)	—	(3,117)
Equity (deficit) in earnings of subsidiaries	115,436	—	178,825	—	(294,261)	—

Net income (loss)	$113,731	$(34,736)	$150,172	$178,825	$(294,261)	$113,731

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Nine Months Ended September 30, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$14,054	$(6,880)	$24,840	$82,179	$(100,139)	$14,054
Adjustment to reconcile net income to net cash used in operating activities:
Loss from discontinued operations, net of tax	—	—	—	2,118	—	2,118
Depreciation and amortization	—	—	3,204	26,746	—	29,950
Deferred income taxes	—	614	(847)	3,915	1	3,683
Restructuring charges	19	—	3,993	3,682	—	7,694
Impairment loss on long-lived assets	—	—	7,378	1,410	—	8,788
Other charges (credits), net	(170)	7,849	(73,401)	(17,560)	92,380	9,099
(Increase) decrease in working capital	(1,074)	(11,746)	(6,689)	3,698	7,716	(8,095)
Gain on sale of assets	—	—	(1,053)	(1,067)	—	(2,120)
Post retirement obligation changes	—	—	(9,969)	(724)	—	(10,693)
Long-term assets and liabilities	—	—	(3,607)	(6,277)	—	(9,884)

Net cash (used in) provided by operating Activities	12,829	(10,163)	(56,151)	98,120	(42)	44,594

Cash flow from investing activities:
Intercompany receivable/payable	—	(8,444)	—	8,444	—	—
Intercompany debt, net	(12,605)	37,023	61,374	(85,792)	—	—
Capital expenditures	—	—	(7,164)	(27,070)	—	(34,234)
Purchase of derivative instruments	—	—	—	(266)	—	(266)
Proceeds from sale of assets	—	—	1,778	10,948	—	12,726
Payments for patents costs	—	—	(163)	(532)	—	(695)

Net cash (used in) provided by investing Activities	(12,605)	28,579	55,825	(94,268)	—	(22,469)

Cash flow from financing activities:
Short-term debt borrowings (reductions)	—	—	290	(751)	—	(461)
Revolving Facility borrowings	(212)	449,942	—	—	—	449,730
Revolving Facility reductions	—	(458,942)	—	(47)	—	(458,989)

Net cash (used in) provided by financing Activities	(212)	(9,000)	290	(798)	—	(9,720)

Net increase (decrease) in cash and cash equivalents	12	9,416	(36)	3,054	(42)	12,405
Effect of exchange rate changes on cash and cash equivalents	—	—	—	338	—	338
Cash and cash equivalents at beginning of period	143	—	36	5,877	(88)	5,968

Cash and cash equivalents at end of period	$155	$9,416	$—	$9,269	$(130)	$18,710

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Nine Months Ended September 30, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$113,731	$(34,736)	$150,172	$178,825	$(294,261)	$113,731
Adjustment to reconcile net income to net cash used in operating activities:
Loss from discontinued operations, net of tax				3,117		3,117
Depreciation and amortization			3,454	22,030		25,484
Deferred income taxes	(360)	840	1,538	561		2,579
Restructuring charges			752	54		806
Impairment loss on long-lived assets						—
Other (credits) charges, net	104,577	(251,907)	(104,276)	94,670	162,633	5,697
Increase in working capital	(2,853)	20,919	(12,774)	(174,934)	131,570	(38,072)
Gain on sale of assets			(194)	(24,813)	(218)	(25,225)
Post retirement obligation changes			(4,023)	1,760		(2,263)
Long-term assets and liabilities			(1,843)	(2,811)		(4,654)
Excess tax benefit from stock-based compensation	(5,061)	—	—	—	—	(5,061)

Net cash provided by operating activities	210,034	(264,884)	32,806	98,458	(275)	76,139

Cash flow from investing activities:
Intercompany receivable/payable		7,489		(7,489)		—
Intercompany debt, net		134,334	(27,061)	(107,273)		—
Capital expenditures			(6,241)	(27,388)		(33,629)
Proceeds from sale of assets			51	26,574		26,625
Payments for purchase price adjustments				(2,794)		(2,794)
Payments for patents costs			(264)	(395)		(659)
Increase in restricted cash				(1,547)		(1,547)

Net cash (used in) provided by investing activities	—	141,823	(33,515)	(120,312)	—	(12,004)

Cash flow from financing activities:
Short-term debt borrowings			709	22		731
Revolving Facility borrowings		241,645				241,645
Revolving Facility reductions		(241,159)				(241,159)
Long-term financing obligations				2,975		2,975
Long-term debt reductions	(234,479)					(234,479)
Proceeds from exercise of stock options	19,667					19,667
Excess tax benefit from stock-based compensation	5,061	—	—	—	—	5,061

Net cash provided by (used in) financing activities	(209,751)	486	709	2,997	—	(205,559)

Net decrease in cash and cash equivalents	283	(122,575)	—	(18,857)	(275)	(141,424)
Effect of exchange rate changes on cash and cash equivalents				789		789
Cash and cash equivalents at beginning of period	151	125,161	—	24,335	(130)	149,517

Cash and cash equivalents at end of period	$434	$2,586	$—	$6,267	$(405)	$8,882

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured intercompany term notes in an aggregate principal amount, at September 30, 2007, equal to $576.6 million (based on currency exchange rates in effect at September 30, 2007), and guarantees of those unsecured intercompany term notes, issued to GrafTech Finance by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to the limitation that at no time will the combined value of the pledged portion of any foreign subsidiary’s unsecured intercompany term note and unsecured guarantee of unsecured intercompany term notes issued by other foreign subsidiaries exceed 19.99% of the principal amount of the then outstanding Senior Notes. As a result of this limitation, the principal amount of unsecured intercompany term notes pledged to secure the Senior Notes at September 30, 2007 equals $143.3 million (based on currency exchange rates in effect at September 30, 2007), or about 72% of the principal amount of the outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at September 30, 2007 of $433.3 million (based on currency exchange rates in effect at September 30, 2007) and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, will not be subject to any pledge and will be available to satisfy the claims of creditors (including the lenders under the Revolving Facility, the holders of the Senior Notes and, pursuant to the subsidiary guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) as their interests may appear. The Senior Notes prohibit the pledge of these unsecured intercompany term notes or related guarantees to secure any other debt or obligation.

(15)	Income Taxes

Provision for income taxes was a charge of $13.5 million and $39.4 million for the three and nine months ended September 30, 2007, respectively. The provision for income taxes was a charge of $8.9 million and $19.6 million for the three and nine months ended September 30, 2006, respectively. The increase in the provision for income taxes was the result of higher overall profitability.

The actual income tax rates were approximately 28.8% and 25.2% for the three and nine months ended September 30, 2007, respectively. The actual income tax rates were approximately 47.2% and 54.8% for the three and nine months ended September 30, 2006. The variance from the statutory rate can be attributed to: (1) a lower combined income tax rates and/or tax incentives in the foreign jurisdictions in which the company operates and (2) the ongoing full valuation allowance position in the U.S. which effectively recognizes no benefit for the losses incurred there.

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

As of January 1, 2007, we had unrecognized tax benefits of $5.2 million, principally related to foreign tax uncertainties, of which $5.2 million would have a favorable impact on our effective tax rate, if recognized. We have elected to report interest and penalties related to uncertain income tax positions as income tax expense. As of January 1, 2007, accrued interest and penalties was $0.9 million.

In the United States, years 2004 and forward are open to examination. During the first quarter, the IRS commenced an audit of the 2004 year. Generally, for the foreign countries in which we file tax returns, years beginning in 2003 or after are still open to examination by foreign taxing authorities; however, there are three countries for which the years 2002 or after are still open to tax examination.

As a result of the expiration of statutes of limitation it is expected that the amount of unrecognized tax benefits related to the treatment of certain expenditures could decrease by $1.3 million in the next twelve months with an associated reduction of $0.8 million of penalties and accrued interest.

Our tax provision for the three and nine months ended September 30, 2007 and 2006 was primarily for taxes on our international income. We continue to adjust the tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to several taxing jurisdictions, including foreign tax credit utilization. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires us to weigh both positive and negative evidence in determining whether a valuation allowance is required. Positive evidence would include, for example, a strong earnings history, an event that will increase the Company’s taxable income through a continuing reduction in expenses and tax planning strategies indicating an ability to realize deferred tax assets. While the performance of these tax jurisdictions has improved significantly in recent quarters, and our interest expense has been significantly reduced through debt repayment during 2007, we have determined that the valuation allowances related to these jurisdictions’ deferred tax assets should continue to be maintained as the balance of significant positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required. However, as we have generated taxable income in 2007, this created a reversal of some of our valuation allowances, thereby reflecting a provision on pretax income in these jurisdictions.

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

The following table sets forth the results of the discontinued operation.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(Dollars in thousands, except per share amounts)
Net sales	$24,145	$89,994
Cost of sales	19,464	75,321

Gross profit	4,681	14,673
Operating expenses	3,107	8,934
Other (income) expense, net	211	1,191
Interest expense	2,394	7,292
Interest income	(11)	(37)

Loss before provision for income taxes	(1,020)	(2,707)
Provision for income taxes	635	336
Less: Minority stockholders share of (income) loss	(190)	(253)

Loss from discontinued operations	$(195)	$(2,118)

Basic loss per common share	$0.00	$(0.02)
Diluted loss per common share	$0.00	$(0.02)

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Introduction to Part I, Item 2, and Part II, Item 1

Important Terms. We use various defined terms to simplify the presentation of information in this Report. These terms, which definitions are incorporated herein by reference, are defined in the Annual Report.

Presentation of Financial, Market and Legal Data. We present our financial information on a consolidated basis. As a result, the financial information for AET prior to October 1, 2007 has been consolidated on each line of the Consolidated Financial Statements and the equity of the other owners in those subsidiaries is reflected on the lines entitled “minority stockholders’ equity in consolidated entities” and “minority stockholders’ share of income.” Effective October 1, 2007, AET was merged into UCAR Carbon. Simultaneously, UCAR Carbon’s name was changed to GrafTech International Holdings Inc. The former AET minority stockholder is entitled to, subject to statutory appraisal rights, merger consideration equal to the fair value of its shares of AET that were cancelled in the merger.

Unless otherwise noted, when we refer to dollars, we mean U.S. dollars.

Unless otherwise specifically noted, market and market share data in this Report are our own estimates or derived from sources described in “Part I – Preliminary Notes – Presentation of Financial, Market and Legal Data” in the Annual Report, which description is incorporated herein by reference. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Forward Looking Statements and Risks” in this Report and “Forward Looking Statements” and “Risk Factors” in the Annual Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources of such information has consented to the disclosure or use of data in this Report.

Reference is made to the Annual Report for background information on various risks and contingencies and other matters related to circumstances affecting us and our industry.

Neither any statement made in this Report nor any charge taken by us relating to any legal proceedings constitutes an admission as to any wrongdoing.

Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: expected future or targeted operational and financial performance in the future; growth rates and future production and sales of products that incorporate or that are produced using our products; changes in production capacity in our operations and our customers’ operations; growth rates for, future prices and sales of, and demand for our products and our customers’ products; costs of materials and production, including anticipated increases therein; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; employment and contributions of key personnel; employee relations and collective bargaining agreements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and payments; future operational and financial performance; strategic plans and business projects; regional and global economic and industry market conditions, changes in such conditions and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future asset sales, costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to” and similar expressions, or the negatives thereof, identify some of these statements.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•

the possibility that the anticipated benefits from organizational and work process redesign, changes in our information systems, or other system changes, including operating efficiencies, production cost savings and improved operational performance, including leveraging infrastructure for greater productivity and contributions to our continued growth, may be delayed, may not occur or may result in unanticipated disruption;

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

Graphite electrode demand is primarily linked with the global production of steel in an electric arc furnace (“EAF”) and, to a lesser extent, with the total production of steel and certain other metals. During the three and nine months ended September 30, 2007, global steel production and operating rates, excluding China, increased by 3% and 5%, respectively, compared to the same periods last year. China’s steel production grew by 13% and 17%, respectively, during the three and nine months ended September 30, 2007, contributing to global steel production increases of 6% and 9% respectively.

Steel production in China and Russia via blast furnace is approximately 87% and 82%, respectively. However, these two countries have provided some of the highest EAF capacity growth in 2007, due to new startups.

Overall, EAF steel production capacity continues to expand. During the three and nine months ended September 30, 2007, EAF steel production increased approximately 1% and 3% respectively, compared to the three and nine months ended September 30, 2006, due to new EAF start-ups and strong melt rates. We estimate that total EAF production will increase 2-3% during 2007. However, graphite electrode demand is expected to increase by only approximately 1% due to continual improvements in specific consumption.

In 2007, we believe that the overall demand for advanced graphite materials will remain at a high level, resulting from continued strength in the energy markets and defense and transportation industries. The continued overall strength of the economy in the markets served has kept the demand high for our core products which are used in the industrial and chemical sectors.

Outlook

In 2007, we expect:

•	Total company net sales to increase approximately 16%

•	Net sales of graphite electrodes to increase approximately 20%

•	Net interest expense to be about $35 to $37 million

•	The effective book tax rate to be approximately 27%

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•	Capital expenditures to be approximately $50 million

•	Depreciation expense of approximately $34 million; and

•	Cash flow from operations to be about $100 million.

Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes – Forward Looking Statements and Risk Factors” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

Results of Operations

Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006.

Consolidated. Net sales of $251.3 million in the three months ended September 30, 2007 represented a $28.9 million or 13.0% increase from net sales of $222.4 million in the three months ended September 30, 2006. Net sales of graphite electrodes increased $27.0 million, or 15.1%, primarily due to favorable price increases, offset slightly by an unfavorable product mix and reduced volumes in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Advanced graphite materials net sales increased $3.6 million, or 14.1%, due to favorable prices and currency impacts in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Net sales of our other businesses decreased $1.8 million, or 9.3%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, caused primarily by $5.2 million of lower sales volumes of carbon electrodes due to the exit of this business, offset by a $2.2 million increase in refractory sales and a $1.3 million increase in natural graphite products due to increased volumes.

Cost of sales of $171.9 million in the three months ended September 30, 2007 represented a $14.1 million, or 8.9%, increase from cost of sales of $157.8 million in the three months ended September 30, 2006. Cost of sales increased primarily due to increased raw material costs, particularly for our graphite electrode segment.

Gross profit of $79.4 million in the three months ended September 30, 2007 represented a $14.8 million, or 22.9%, increase from gross profit of $64.6 million in the three months ended September 30, 2006. Gross margin increased to 31.6% of net sales.

Research and development expenses decreased $0.7 million, or 25.0%, from $2.8 million in the three months ended September 30, 2006 to $2.1 million in the three months ended September 30, 2007, due to salary reductions related to administrative and support for our research and development function.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Selling and administrative expenses decreased $5.5 million, or 21.1%, from $26.1 million in the three months ended September 30, 2006 to $20.6 million in the three months ended September 30, 2007. This decrease was primarily due to decreased administration costs of $3.6 million, decreased overhead expenses of $1.3 million and decreased selling expenses of $0.6 million. These cost decreases were driven by decreased salaries related to administrative and support of our overhead departments as well as decreased travel and discretionary expenses as a result of our global cost cutting initiatives.

Other expense, net was $2.1 million in the three months ended September 30, 2007 compared to $3.3 million in the three months ended September 30, 2006. The decrease was caused primarily by a decrease in currency losses of $3.0 million, a decrease in legal, environmental and other costs of $0.8 million, and a decrease in bank and other financing fees, loss on the sale of accounts receivable, and other costs of $0.5 million. These decreases were offset by a $2.8 million loss on the extinguishment of debt incurred during the three months ended September 30, 2007 in connection with the redemption of $50.0 million of our Senior Notes, and a $1.5 million decrease in gains on the sale of fixed assets. We also received a favorable benefit from the sale of certain rights to amounts owed from an electrical power supplier in Brazil for $1.2 million.

In the three months ended September 30, 2007 and September 30, 2006 restructuring charges were $0.1 million, and $1.9 million respectively. The following table summarizes activity relating to the accrued expense in connection with the restructuring charges. The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets.

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2007	$7,185	$689	$7,874
Restructuring charges	942	534	1,476
Change in estimates	(447)	(223)	(670)
Payments and settlements	(5,126)	(593)	(5,719)
Effect of change in currency exchange rates	164	39	203

Balance at September 30, 2007	$2,718	$446	$3,164

At September 30, 2007, the outstanding balance of our restructuring reserve was $3.2 million. We expect the majority of the remaining payments to be paid by the end of 2008. The balance at September 30, 2007 consisted primarily of the following:

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Graphite Electrode Segment

•	$1.0 million related to the rationalization of our graphite electrode facilities in France.

•	$1.0 million related to severance costs for the closure of our graphite electrode manufacturing operations in Caserta, Italy.

•	$0.6 million related to the closure of our graphite electrode machining and warehousing operations in Clarksville, Tennessee.

•	$0.2 million related primarily to severance and related costs associated with our Etoy, Switzerland facility.

Other Businesses

•	$0.4 million related to the shutdown of our carbon electrode production operations at our Columbia, Tennessee facility.

The following table presents an analysis of interest expense:

	For the Three Months Ended September 30,
	2006	2007
	(Dollars in thousands)
Interest incurred on debt	$11,011	$6,812
Amortization of fair value adjustments for terminated hedge instruments	(248)	(127)
Amortization of premium on Senior Notes	(53)	(23)
Amortization of discount on Debentures	165	168
Interest on DOJ antitrust fine	66	—
Amortization of debt issuance costs	930	772
Interest incurred on other items	20	114

Total interest expense	$11,891	$7,716

Average total debt outstanding was $457.6 million in the three months ended September 30, 2007 as compared to $722.9 million in the three months ended September 30, 2006. The average annual interest rate was 6.0% in the three months ended September 30, 2007 as compared to 7.3% in the three months ended September 30, 2006.

Provision for income taxes was a charge of $13.5 million in the three months ended September 30, 2007 and $8.9 million in the three months ended September 30, 2006. The actual income tax rate was approximately 28.8% in the three months ended September 30, 2007 as compared to approximately 47.2% in the three months ended September 30, 2006. The increase in the provision for income taxes was the result of higher overall profitability. The decrease in the actual tax rate was due to the mix of income in lower tax jurisdictions.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The loss from discontinued operations was $0.2 million for the three months ended September 30, 2006.

As a result of the matters described above, net income was $33.4 million in the three months ended September 30, 2007 as compared to $9.8 million in the three months ended September 30, 2006.

Segment net sales. The following table represents our net sales by segment for the three months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	2006	2007
	(Dollars in thousands)
Graphite electrode	$178,181	$205,158
Advanced graphite materials	25,504	29,095
Other businesses	18,760	17,015

Total net sales	$222,445	$251,268

Our analysis of the percentage change in net sales for graphite electrode and advanced graphite materials is set forth in the following table:

	Volume	Price/Mix	Currency	Other	Net Change
Graphite electrode	(3)%	15%	3%	—	15%
Advanced graphite materials	—%	12%	3%	(1)%	14%

Net sales for the graphite electrode segment increased primarily due to increased sales prices, coupled with favorable currency fluctuations, driven primarily by changes in the Euro. These increases were offset slightly by an unfavorable product mix in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, as well as a slight decrease in volume. Advanced graphite materials net sales increased based on favorable price increases and currency impacts during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Volumes remained consistent.

Net sales for our other businesses decreased by $1.8 million to $17.0 million for the three months ended September 30, 2007, as compared to $18.8 million for the three months ended September 30, 2006, primarily due to decreased sales volumes of carbon electrodes due to the planned exiting of this business, resulting in a $5.2 million reduction in sales. Sales for refractories and natural graphite products increased $2.2 million and $1.2 million, respectively, due to higher volumes.

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the three months ended September 30, 2006 and 2007:

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

	For the Three Months Ended September 30,
	2006	2007
	(Dollars in thousands)
Graphite electrode	$31,896	$49,684
Advanced graphite materials	2,834	5,655
Other businesses	(833)	1,258

Total segment operating income	$33,897	$56,597

Our analysis of the percentage change in segment operating costs and expenses, including restructuring and impairment charges for graphite electrode and advanced graphite materials is set forth in the following table:

	Operating Expenses For the Three Months Ended September 30,
	(Percentage of sales)
	2006	2007	Change
Graphite electrode	82%	76%	(6)%
Advanced graphite materials	89%	81%	(8)%

Segment operating costs and expenses as a percentage of sales for graphite electrodes decreased 6% points to 76% in the three months ended September 30, 2007. However, total segment operating costs and expenses increased $9.2 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was due to higher raw material costs of $15.4 million, and an unfavorable currency impact of $4.7 million primarily related to the strengthening Euro. These increases were partially offset by a $1.4 million decrease in restructuring charges, and a $2.4 million decrease in selling and administrative costs, and a $2.4 million decrease in corporate expenses due primarily to a global initiative to reduce overhead costs. Volume decreases also resulted in a $3.7 million decrease in operating costs, and other production costs decreased $1.0 million.

Segment operating costs and expenses as a percentage of sales for advanced graphite materials decreased 8% points to 81% in the three months ended September 30, 2007. Total segment operating costs and expenses of $23.4 million for the three months ended September 30, 2007 increased slightly compared to $22.7 million for the three months ended September 30, 2006. This increase was caused by a $0.4 million increase in selling and administrative expenses, and an increase in production costs of $0.3 million.

Segment operating costs and expenses for other businesses decreased $3.8 million. This decrease was due to a $6.3 million improvement in operating costs and expenses related to the carbon electrode business caused by lower volumes. This decrease was partially offset by increased costs of $1.9 million, primarily related to inventory revaluations for our natural graphite products and $0.6 million for our refractories business due primarily to increased costs incurred to support higher sales volumes.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006.

Consolidated. Net sales of $735.4 million in the nine months ended September 30, 2007 represented a $115.4 million or 18.6% increase from net sales of $620.0 million in the nine months ended September 30, 2006. Net sales of graphite electrodes increased $113.6 million, or 23.7%, primarily due to favorable price and volume increases, coupled with a favorable currency impact due primarily to changes in the Euro, offset slightly by an unfavorable product mix in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Advanced graphite materials net sales increased $7.8 million, or 10.3%, due to favorable prices and currency impacts in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, offset slightly by decreased volumes. Net sales of our other businesses decreased $6.0 million, or 9.4%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 driven primarily by the planned exiting of the carbon electrodes business.

Cost of sales of $485.8 million in the nine months ended September 30, 2007 represented a $39.9 million, or 8.9%, increase from cost of sales of $445.9 million in the nine months ended September 30, 2006. Cost of sales increased primarily due to higher raw material costs, particularly in our graphite electrode segment. Further, certain one time charges from the nine months ended September 30, 2006 related to inventory reserves for our carbon electrodes business did not recur in the nine months ended September 30, 2007.

Gross profit of $249.6 million in the nine months ended September 30, 2007 represented a $75.6 million, or 43.4%, increase from gross profit of $174.0 million in the nine months ended September 30, 2006. Gross margin increased to 33.9% of net sales.

Research and development expenses decreased $1.8 million, or 21.6%, from $8.2 million in the nine months ended September 30, 2006 to $6.4 million in the nine months ended September 30, 2007 due to salary reductions related to administrative and support for our research and development function.

Selling and administrative expenses decreased $6.0 million, or 8.1%, from $74.4 million in the nine months ended September 30, 2006 to $68.4 million in the nine months ended September 30, 2007. This decrease was primarily due to decreased administration costs of $2.6 million, decreased overhead expenses of $1.1 million and decreased selling expenses of $2.3 million. These cost decreases were driven by decreased salaries related to administrative and support of our overhead departments as well as decreased travel expenses as a result of our global cost cutting initiatives.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Other (income) expense, net represented income of $9.8 million in the nine months ended September 30, 2007 compared to a charge of $1.3 million in the nine months ended September 30, 2006. The increase was caused primarily by a $21.8 million increase in gains on the sale of assets and businesses, due primarily to the sale of our Caserta, Italy facility and Vyazma, Russia business. We also received a favorable benefit from the sale of certain rights to amounts owed from an electrical power supplier in Brazil for $1.2 million. Legal, environmental and other related costs decreased $2.5 million in the nine months ended September 30, 2007, and other expenses decreased $2.0 million. These items were offset by a $13.0 million loss incurred on the extinguishment of debt, a $1.5 million increase in currency losses, and a $0.4 million increase in bank and other financing fees and loss on the sale of accounts receivable. Finally, the $1.5 million credit from the Brazil sales tax provision in the nine months ended September 30, 2006 did not recur in the nine months ended September 30, 2007.

The following table presents an analysis of interest expense:

	For the Nine Months Ended September 30,
	2006	2007
	(Dollars in thousands)
Interest incurred on debt	$32,871	$26,254
Amortization of fair value adjustments for terminated hedge instruments	(730)	(485)
Amortization of premium on Senior Notes	(157)	(92)
Amortization of discount on Debentures	488	502
Interest on DOJ antitrust fine	196	5
Amortization of debt issuance costs	2,758	2,456
Interest incurred on other items	327	333

Total interest expense	$35,753	$28,973

Average total debt outstanding was $531.5 million in the nine months ended September 30, 2007 as compared to $736.8 million in the nine months ended September 30, 2006. The average annual interest rate was 6.4% in the three months ended September 30, 2007 as compared to 7.2% in the nine months ended September 30, 2006.

Provision for income taxes was a charge of $39.4 million in the nine months ended September 30, 2007 and $19.6 million in the nine months ended September 30, 2006. The actual income tax rate was approximately 25.2% in the nine months ended September 30, 2007 as compared to approximately 54.8% in the nine months ended September 30, 2006. The increase in the provision for income taxes was the result of higher profitability. The decrease in the actual tax rate was due to the mix of income in lower tax jurisdictions.

The loss from discontinued operations was $2.1 million for the nine months ended September 30, 2006, compared to $3.1 million for the nine months ended September 30, 2007. As discussed further in footnote 1 in the Notes to the Consolidated Financial Statements, the loss recorded for the nine months ended September 30, 2007 includes expenses for the final purchase price settlements recorded in the first and second quarter.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

As a result of the matters described above, net income was $113.7 million in the nine months ended September 30, 2007 as compared to $14.1 million in the nine months ended September 30, 2006.

Segment net sales. The following table represents our net sales by segment for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended September 30,
	2006	2007
	(Dollars in thousands)
Graphite electrode	$480,297	$593,896
Advanced graphite materials	75,740	83,564
Other businesses	63,914	57,928

Total net sales	$619,951	$735,388

Our analysis of the percentage change in net sales for graphite electrode and advanced graphite materials is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Graphite electrode	4%	17%	3%	24%
Advanced graphite materials	(4)%	11%	3%	10%

Net sales for the graphite electrode segment increased primarily due to increased volumes, coupled with favorable price increases and currency fluctuations. These increases were offset slightly by an unfavorable product mix in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Advanced graphite materials net sales increased based on favorable price increases and currency impacts during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. These increases were offset slightly by a decrease in volume.

Net sales for our other businesses decreased to $57.9 million for the nine months ended September 30, 2007, as compared to $63.9 million for the nine months ended September 30, 2006, primarily related to decreases in sales of carbon electrodes due to the planned exiting of this business. Sales of our natural graphite products decreased slightly due to unfavorable pricing, offset slightly by increased volumes. Sales of our refractories products increased $6.3 million due to higher sales volumes.

Segment operating income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the nine months ended September 30, 2006 and 2007:

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

	For the Nine Months Ended September 30,
	2006	2007
	(Dollars in thousands)
Graphite electrode	$79,264	$159,691
Advanced graphite materials	8,238	14,565
Other businesses	(12,504)	(227)

Total segment operating income	$74,998	$174,029

Our analysis of the percentage change in segment operating costs and expenses, including restructuring and impairment charges for graphite electrode and advanced graphite materials is set forth in the following table:

	Operating Expenses For the Nine Months Ended September 30,
	(Percentage of sales)
	2006	2007	Change
Graphite electrode	83%	73%	(10)%
Advanced graphite materials	89%	83%	(6)%

Segment operating costs and expenses as a percentage of sales for graphite electrodes decreased 10% points to 73% in the nine months ended September 30, 2007. However, total segment operating costs and expenses increased $33.2 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was due to higher raw material and product costs of $32.3 million, and the impact of currency exchange rate changes of $10.3 million. Favorable changes in volumes increased total operating costs and expenses an additional $5.4 million offset by decreased selling and administrative costs of $4.2 million, due primarily to a global initiative to reduce administrative costs. Impairment costs decreased $5.9 million, due to the impairment charge related to the JD Edwards software during the nine months ended September 30, 2006. There was no impairment charge during the nine months ended September 30, 2007. Restructuring charges also decreased $4.7 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This was primarily due to $3.5 million of restructuring charges incurred during the nine months ended September 30, 2006 related to the restructuring of our manufacturing facility in Calais, France and Caserta, Italy which did not reoccur in the nine months ended September 30, 2007.

Segment operating costs and expenses as a percentage of sales for advanced graphite materials decreased 6% points to 83% in the nine months ended September 30, 2007. Total operating costs and expenses of $69.0 million in the nine months ended September 30, 2007 increased $1.5 million from $67.5 million for the nine months ended September 30, 2006. The fluctuation was due primarily to higher operating costs and expenses of $2.9 million. These increases were offset by a $1.4 million decrease in restructuring and impairment charges.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Segment operating costs and expenses for other businesses decreased $18.4 million. This decrease was due to a $23.3 million improvement in operating costs and expenses related to carbon electrodes caused by lower production costs, mainly due to the establishment of inventory reserves during the nine months ended September 30, 2006 due to the accelerated closure of this business and other inventory adjustments that did not recur during the nine months ended September 30, 2007. Selling and administrative expenses also decreased due to lower spending plans as the result of the planned exit of this business. Operating costs and expenses for our natural graphite products also decreased $0.6 million due to lower variable costs associated with lower volumes for certain ETM products, offset slightly by volume increases in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. These decreases were offset by an increase in operating costs and expenses for refractories for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 driven by production costs as a result of increased volumes.

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

During the nine months ended September 30, 2007, the average exchange rate of the Brazilian real and the Euro increased about 9.8% and 8.4%, respectively, when compared to the average exchange rate for the same period in 2006. During the nine months ended September 30, 2007, the average exchange rate for the Mexican Peso and South African rand decreased about 0.8% and 9.0%, respectively, when compared to the average rate for the nine months ended September 30, 2006.

In the case of net sales of graphite electrodes, the impact of these events was an increase of about $16.3 million in the nine months ended September 30, 2007 as compared to the same period in 2006. In the case of cost of sales of graphite electrodes, the impact of these events was an increase of about $10.3 million in the nine months ended September 30, 2007 as compared to the same period in 2006.

We have non-dollar denominated intercompany loans between Finco and some of our foreign subsidiaries. At September 30, 2007, the aggregate principal amount of these loans was $484.3 million. These loans are subject to remeasurement gains and losses due to changes in

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains) losses in other (income) expense, net, on the Consolidated Statements of Operations. For the nine months ended September 30, 2007, we had a net total of $0.5 million in currency losses, including $0.2 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In the nine months ended September 30, 2006, we had a net total of $1.0 million in currency gains, including $1.2 million of exchange gains due to the remeasurement of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we use various financial instruments as described under “Item 3 –Qualitative and Quantitative Disclosures about Market Risk.”

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

At September 30, 2007, we had total long term debt of $426.9 million, cash and cash equivalents of $8.9 million and a stockholders’ equity of $57.3 million.

As part of our cash management activities, we periodically factor or discount (by selling) certain accounts receivable to third parties. For the nine months ended September 30, 2007, certain subsidiaries sold receivables at a cost lower than the cost to borrow a comparable amount for a comparable period under the Revolving Facility. Proceeds of the sale of receivables were used to reduce debt. If we had not sold receivables, our accounts receivable would have been about $0.8 million higher at December 31, 2006 and about $10.1 million higher at September 30, 2007. All receivables sold during 2006 and the nine months ended September 30, 2007 were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheet at December 31, 2006 and September 30, 2007.

We use cash and cash equivalents, funds available under the Revolving Facility, (subject to continued compliance with the financial covenants and representations under the Revolving Facility), as well as cash flow from operations as our primary sources of liquidity. The Revolving Facilities provide for maximum borrowings of up to $215 million. At September 30, 2007, $206.1 million was available (after consideration of outstanding letters of credit of $8.9 million. At September 30, 2007, there were no outstanding revolving or swingline loans.).

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

At September 30, 2007, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants for the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At September 30, 2007, the Revolving Facility had an effective interest rate of 6.7%, our $199.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225.0 million principal amount of Debentures had a fixed coupon rate of 1.625%. Also at September 30, 2007, none of our total debt consists of variable rate obligations. We estimate that we will have interest expense of approximately $35 to $37 million for 2007.

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

We may from time to time and at any time repurchase Senior Notes or Debentures in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. In the three months ended March 31, 2007 we redeemed $135.0 million of our Senior Notes using proceeds from the sale of our cathode business. In the three months ended June 30, 2007, we redeemed an additional $50.0 million of our Senior Notes. On August 10, 2007, we redeemed an additional $50.0 million of our Senior Notes.

We have in the past entered into, and may in the future enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure, as described under “Item 3 Quantitative and Qualitative Disclosure about Market Risks” in this Report.

Cash Flow Provided By Operating Activities. Cash flow provided by operating activities was $76.1 million in the nine months ended September 30, 2007 and $44.6 million in the same period in 2006, an improvement of $31.5 million.

In the nine months ended September 30, 2007, net income after adding back the effect from non-cash items, amounted to $151.4 million, including the loss from discontinued operations of $3.1 million. The non-cash expenses consisted of depreciation and amortization of $25.5 million and restructuring charges of $0.8 million, deferred income taxes of $2.6 million,

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

and other credits of $5.7 million. Net cash used by working capital of $38.1 million primarily consisted of a increase in inventories of $15.6 million, the final $5.4 million antitrust payment, $5.7 million of restructuring payments and accruals, and a decrease in interest payable of $15.3 million. These increases in working capital were offset by a decrease in accounts receivable of $2.5 million, including the effect of factoring of $9.3 million, a $0.1 million decrease in accounts payable, and a decrease in prepaid and other current assets of $1.4 million. Also affecting cash flows from operations for the nine months ended September 30, 2007 was an increase in post retirement obligations of $2.3 million and long-term assets and liabilities of $4.7 million, and $25.2 million related to the gain on the sale of fixed assets (primarily our Caserta, Italy and Vyazma, Russia facilities). The excess tax benefit from stock-based compensation was $5.1 million.

In the nine months ended September 30, 2006, net income, after adding back the net effect from non-cash items, amounted to $75.4 million, including the loss from discontinued operations of $2.2 million. The non-cash items consisted of $30.0 million for depreciation and amortization, $3.7 million for deferred income taxes, restructuring charges of $7.7 million, impairments of $8.8 million, and other charges of $8.9 million. Net cash used by net working capital of $8.1 million primarily consisted of increases in inventory of $13.5 million, payments made for antitrust related items of $17.7 million, payments for restructuring items, primarily severance and related benefit payments, of $9.5 million, a decrease in interest payable of $11.9 million, and an increase in prepaid and other current assets of $1.8 million. These uses of cash were offset by cash provided by accounts receivable and factoring of $45.7 million, and an increase in accounts payable and other accrued items of $0.6 million. Also affecting cash flow from operations for the nine months ended September 30, 2006 was a change in post retirement benefit obligations of $10.7 million and long-term assets and liabilities of $9.9 million.

Cash Flow Used in Investing Activities. Cash flow used in investing activities was $12.0 million in the nine months ended September 30, 2007 compared to cash flow used in investing activities of $22.5 million in the same period in 2006. In the nine months ended September 30, 2007, capital expenditures amounted to $33.6 million, patent costs were $0.7 million, and we had an increase in restricted cash of $1.5 million related to escrow amounts for the Caserta, Italy sale. These uses were offset by proceeds from the sale of assets and sale of business of $26.6 million. Finally, we paid $2.8 million to Alcan for the final purchase price adjustment related to the sale of our cathodes operation in the second quarter.

Cash Flow Used in Financing Activities. Cash flow used in financing activities was $205.6 million in the nine months ended September 30, 2007, compared to $9.7 million during the same period in 2006.

During the nine months ended September 30, 2007, we repaid $234.5 million in long-term debt obligations. Net revolver borrowings were $0.5 million, and short term borrowings were $0.7 million. Proceeds from the exercise of stock options provided an additional $19.7 million of cash. We also recorded a financing obligation of $3.0 million in connection with the sale of our business in Vyazma, Russia. The excess tax benefit from stock-based compensation was $5.1 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

During the nine months ended September 30, 2006, we borrowed $449.7 million under the Revolving Facility and made payments of $459.0 million. Short term debt reductions were $0.5 million. We used these borrowings to fund working capital requirements.

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

Interest Rate Risk Management. We periodically implement interest rate management initiatives to seek to minimize our interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations. At December 31, 2006 and September 30, 2007, we had no interest rate swaps outstanding.

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

We periodically enter into agreements with financial institutions that are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure. At December 31, 2006 and September 30, 2007, we had no outstanding interest rate caps.

Currency Rate Management. We periodically enter into foreign currency instruments to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. At December 31, 2006 and September 30, 2007, there were no outstanding contracts.

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at December 31, 2006 were a payable of $0.2 million. All existing contracts expired in April 2007 and no new financial derivative contracts were initiated.

When we enter derivative contracts, we may be required to provide cash collateral to certain counterparties to the extent that the fair market value of the natural gas derivative contracts exceeds a specific threshold.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates on results of operations for the nine months ended September 30, 2007. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the nine months ended September 30, 2007 by about $11.3 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by a nominal amount for the nine months ended September 30, 2007, as our debt is primarily fixed rate debt.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report, and, based on that evaluation, our Chief Executive Officer and our Chief

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of September 30, 2007.

There have been no changes in our internal controls over financial reporting that occurred during the third quarter of 2007 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

GRAFTECH INTERNATIONAL LTD.

Date: November 1, 2007	By:	/s/ Mark Widmar
Mark Widmar
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President, and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President, and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark Widmar, Vice President and Chief Financial Officer.