Form 10-K
period 2007-12-31
GRAFTECH INTERNATIONAL LTD
filed 2008-02-29
CIK 931148

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

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

The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 30, 2007, was approximately $1,696 million. On January 31, 2008, 102,671,906 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III is incorporated by reference from the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008, which will be filed on or about April 4, 2008.

	Critical Accounting Policies	59
	Recent Accounting Pronouncements	61
	Description of Our Financing Structure	61
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 8.	Financial Statements and Supplementary Data	63
	Management’s Report on Internal Control Over Financial Reporting	64
	Report of Independent Registered Public Accounting Firm	65
	CONSOLIDATED BALANCE SHEETS	66
	CONSOLIDATED STATEMENTS OF OPERATIONS	67
	CONSOLIDATED STATEMENTS OF CASH FLOWS	68
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)	69
	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY	70
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	72
	(1) Discussion of Business and Structure	72
	(2) Summary of Significant Accounting Policies	72
	(3) New Accounting Standards	76
	(4) Segment Reporting	78
	(5) Long-Term Debt and Liquidity	79
	(6) Financial Instruments	83
	(7) Interest Expense	84
	(8) Other (Income) Expense, Net	85
	(9) Supplementary Balance Sheet Detail	86
	(10) Leases and Other Long Term Obligations	87
	(11) Benefit Plans	87
	(12) Restructuring and Impairment Charges	95
	(13) Management Compensation and Incentive Plans	96
	(14) Contingencies	99
	(15) Income Taxes	99
	(16) Earnings Per Share	103
	(17) Stockholder Rights Plan	103
	(18) Financial Information About the Issuer, the Guarantors and the Subsidiaries Whose Securities Secure the Senior Notes, the Debentures and Related Guarantees	104
	(19) Discontinued Operations	114
	(20) Accumulated Other Comprehensive Loss	115
	(21) Subsequent Events	115
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	116
Item 9A.	Controls and Procedures	116
Item 9B.	Other Information	116

Part III
Items 10 to 14 (inclusive).		117
	Executive Officers and Directors	117
	Executive Officers	117
	Directors	118
	NYSE Certification	119

Part IV
Item 15.	Exhibits and Financial Statement Schedules	120
EXHIBIT INDEX		128

PART I

Preliminary Notes

Important Terms. We use the following terms to identify various matters. These terms help to simplify the presentation of information in this Report.

“AET” refers to Advanced Energy Technology Inc. only. AET was a subsidiary engaged in the development, manufacture and sale of natural graphite products. Prior to its merger with GrafTech International Holdings, Inc. effective October 1, 2007, it was 97.5% owned.

“Carbone Savoie” refers to Carbone Savoie S.A.S., which was our 70% owned subsidiary engaged in the development, manufacture and sale of cathodes. In December 2006, we sold our cathode assets (including our 70% interest in Carbone Savoie) and certain manufacturing assets used in our cathode business. Our cathode business is reported as discontinued operations.

“Common stock” means GTI common stock, par value $.01 per share.

“Credit Agreement” refers to the credit agreement providing for our senior secured credit facilities, as amended, or amended and restated at the relevant time. “Revolving Facility” refers to the revolving credit facility provided under the Credit Agreement, at the relevant time. On February 8, 2005, the Credit Agreement was amended and restated to, among other things, extend the maturity of the Revolving Facility, and add provisions to permit establishment of additional credit facilities thereunder.

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

“GTIH” refers to GrafTech International Holdings, Inc. only. GTIH is our wholly-owned subsidiary through which we conduct most of our U.S. operations. GTIH is a guarantor of the Senior Notes, the Debentures and the Revolving Facility.

“We,” “us” or “our” refers to GTI and its subsidiaries collectively or, if the context so requires, AET, GTI, GrafTech Global, GrafTech Finance or GTIH, individually.

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

Unless otherwise noted, market and market share data in this Report are our own estimates. Market data relating to the steel, electronics, semiconductor, thermal management, transportation, petrochemical and other metals industries, our general expectations concerning such industries and our market position and market share within such industries, both domestically and internationally, are derived from trade publications relating to those industries and other industry sources as well as assumptions made by us, based on such data and our knowledge of such industries. Market and market share data relating to the graphite and carbon industry as well as information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of such industry. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors-Risks Relating to Us” and “Risk Factors—Forward Looking Statements” in this Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.

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

The GRAFTECH logo, GRAFCELL®, and GRAFOAM® are our trademarks and trade names used in this report. This Report also contains trademarks and trade names belonging to other parties.

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

We have a code of ethics (which we call our Code of Conduct and Ethics) that applies to our principal executive officer, principal financial officer, principal accounting officers and controller, and persons performing similar functions, as well as our other employees, and which is intended to comply, at a minimum, with the listing standards of the NYSE as well as the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. A copy of our Code of Conduct and Ethics is available on our web site at http://www.graftech.com/getdoc/fd25921b-07b1-429f-86fa-397f0d0cb30d/Code-of-Conduct-and-Ethics.aspx.

We also have corporate governance guidelines (which we call the Charter of the Board of Directors) which is available on our website at http://www.graftech.com/getdoc/ 6b8a3b4d-967c-4bdd-ab04-ea0011de0c91/ GRAFTECH-INTERNATIONAL-LTD-Corp-Gov-Guide.aspx as required by the NYSE. You may request a copy of the Charter of the Board of Directors, at no cost, by oral or written request to: GrafTech International Ltd., 12900 Snow Road, Parma, Ohio, 44130, Attention: Kelly J. Powell, Manager of Investor Relations, Telephone (216) 676-2293.

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

We are one of the world’s largest manufacturers of the broadest range of high quality graphite electrodes, products essential to the production of electric arc furnace (“EAF”) steel and various other ferrous and nonferrous metals. We are one of the largest manufacturers of high quality natural graphite products enabling thermal management solutions for the electronics industry and fuel cell solutions for the transportation and power generation industries. We are one of the world’s largest manufacturers and providers of graphite and carbon products, as well as related technical services, including advanced graphite and carbon materials for the transportation, solar, and oil and gas exploration industries. We service customers in about 80 countries, including industry leaders such as Arcelor Mittal, BaoSteel, Gerdau S.A. and ThyssenKrupp Steel in steel, Samsung and Sony in electronics, and Griffin Wheel in the transportation industry.

We currently manufacture our products in 11 manufacturing facilities strategically located on four continents. We believe our network has the largest manufacturing capacity, one of the lowest manufacturing cost structures of all of our major competitors and delivers the highest-level quality products. We currently have the operating capability, depending on product mix, to manufacture approximately 220,000 metric tons of graphite electrodes annually from our existing assets. We believe that our global manufacturing network provides us with significant competitive advantages in product quality, proximity to customers, timely and reliable product delivery, and product costs. Given our global network, we are well positioned to serve the growing number of consolidated, global, multi-plant steel customers as well as certain smaller, regional customers and segments.

We operate one of the premier research, development and testing facilities in the graphite and carbon industry, and we believe we are an industry leader in graphite and carbon material science and high temperature processing know-how. We believe our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a competitive advantage. These capabilities have enabled us to accelerate development and commercialization of our technologies to exploit markets with high growth potential.

Products. We have four major product categories: graphite electrodes, advanced graphite materials, carbon refractories and natural graphite.

Reportable Segments. Our businesses are reported in the following reportable segments: graphite electrodes, advanced graphite materials, and other businesses, which include natural graphite and refractories. The information required by Item 1 with respect to financial information regarding our reportable segments and geographic areas is set forth under “Segment Reporting” in Note 4 to the Consolidated Financial Statements and is incorporated herein by reference.

Graphite Electrode. Our graphite electrode segment manufactures and delivers high quality graphite electrodes and related services. Electrodes are key components of the conductive power systems used to produce steel and other non-ferrous metals.

We are one of the world’s largest manufacturers of the broadest range of high quality graphite electrodes. Approximately 70% of our graphite electrodes sold is consumed in the EAF steel melting process, the steel making technology used by all “mini-mills,” typically at a rate of one graphite electrode every eight to ten operating hours. We believe that mini-mills constitute the higher long-term growth sector of the steel industry and that there is currently no commercially viable substitute for graphite electrodes in EAF steel making. Therefore, graphite electrodes are essential to EAF steel production. The remaining 30% of our graphite electrodes sold is primarily used in various other ferrous and non-ferrous melting applications, including steel refining (that is, ladle furnace operations for both EAF and basic oxygen furnace steel production), titanium dioxide production and chemical processing.

Advanced Graphite Materials. Advanced graphite materials include primary and specialty products for the transportation, solar, and oil and gas exploration industries as further described below.

Other Businesses. Other businesses include natural graphite products and refractories, as further described below.

GRAPHITE ELECTRODE SEGMENT

Our graphite electrode segment, which had net sales of $582.5 million in 2005, $670.0 million in 2006, and $812.3 million in 2007, manufactures and delivers high quality graphite electrodes as well as provides customer technical services. Graphite electrode sales represented approximately 75%, 78% and 81% of consolidated net sales for 2005, 2006, and 2007, respectively. We estimate that, in 2007, the worldwide market for graphite electrodes was over $4.3 billion. Customers for these products are located in all major geographic markets.

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

Electric arc furnaces operate using either alternating electric current or direct electric current. The vast majority of electric arc furnaces use alternating current. Each of these alternating current furnaces typically uses nine electrodes (in three columns of three electrodes each) at one time. The other electric arc furnaces, which use direct current, typically use one column of three electrodes. The size of the electrodes varies depending on the size of the furnace, the size of the furnace’s electric transformer and the planned productivity of the furnace. In a typical furnace using alternating current and operating at a typical number of production cycles per day, one of the nine electrodes is fully consumed (requiring the addition of a new electrode), on average, every eight to ten operating hours. The actual rate of consumption and addition of electrodes for a particular furnace depends primarily on the efficiency and productivity of the furnace. Therefore, demand for graphite electrodes is directly related to the amount and efficiency of electric arc furnace steel production.

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

Electric arc furnace steel production for the last five years has grown at an estimated average annual growth rate of about 5%. We believe that EAF steel production will continue to grow at an average annual long term growth rate of about 2-3%. Electric arc furnace steel production was approximately 405 million metric tons in 2007, representing approximately a third of the world’s steel production. We estimate that steel makers worldwide added 20 million metric tons of new EAF capacity in 2007, not all of which was fully operational in 2007. We are aware of about 30 million metric tons of announced new electric arc furnace steel production capacity that is scheduled to be added in the 2008 through 2010 time period. Additionally, not all of such capacity is expected to be fully operational during this time period.

Relationship Between Graphite Electrode Demand and EAF Steel Production. The improved efficiency of electric arc furnaces has resulted in a decrease in the average rate of consumption of graphite electrodes per metric ton of steel produced in electric arc furnaces (called “specific consumption”). We estimate that EAF melter specific consumption declined from about 2.5 kilograms of graphite electrodes per metric ton of steel produced in 2000 to about 2.0 kilograms per metric ton in 2007. During 2007, we estimate that specific consumption decreased 0.1 kilograms per metric ton. We believe that the rate of decline of specific consumption over the long term has become lower. We believe that the decline in specific consumption will continue at a more gradual pace, on average, as the costs (relative to the benefits) increase for EAF steel makers to achieve further efficiencies in specific consumption. We further believe that the rate of decline in the future will be impacted by the addition of new EAF steel making capacity. To the extent that this new capacity replaces old capacity, it has the accelerated effect of reducing industry wide specific consumption due to the efficiency of new electric arc furnaces relative to the old. However, to the extent that this new capacity increases industry wide EAF steel production capacity and that capacity is utilized, it creates additional demand for graphite electrodes.

Increases in EAF steel production, offset by declines in specific consumption, resulted in corresponding changes in demand for graphite electrodes. Graphite electrode demand is expected to grow over the long term at an estimated average annual net growth rate of about 1% to 2%, based on the anticipated growth of EAF steel production, partially offset by the decline in specific consumption described above. We believe that the graphite electrode industry manufacturing capacity utilization rate worldwide was about 95% in 2005 and 2006, and 92% in 2007.

Production Capacity. We believe that the worldwide total graphite electrode manufacturing capacity is over 1.4 million metric tons. The market in which we compete, which excludes capacity used to make electrodes for non-melter applications in China, is approximately 1.1 million metric tons. There are 2 global, and approximately 8 other notable regional or local producers (excluding China), who we believe have approximately 865,000 metric tons of this capacity. The remaining capacity is maintained by over ten other local or regional manufacturers, most of which also export worldwide.

We believe that in the markets in which we compete there is over 1.0 million metric tons of demand that corresponds with this capacity, representing a utilization rate of over 95%.

As a result of repositioning our global manufacturing network and other actions, as well as our proprietary process and technological improvements, we have the capability, depending on product demand and mix, to manufacture approximately 220,000 metric tons of graphite electrodes annually from our existing assets. We believe that our Monterrey, Mexico facility is one of the largest graphite electrode manufacturing facilities in the world.

Graphite Electrode Market Share. We estimate that about 53% of the EAF steel makers worldwide (other than in China, for which reliable information is not generally available) and about 59% of the EAF steel makers in the U.S. and the markets where we have manufacturing facilities, purchased all or a portion of their graphite electrodes from us in 2007. For 2007, we further estimate that we supplied about 33% of all graphite electrodes purchased in the U.S. and the markets where we have manufacturing facilities, about 16% worldwide (including China), and about 20% in markets in which we compete (excluding domestic China). We estimate that the worldwide market for graphite electrodes was approximately $4.3 billion in 2007 (including China).

We estimate that, in 2007, we sold graphite electrodes in over 60 countries. Sales in the United States and South Africa account for approximately 10% and 11%, respectively, of total net sales of our graphite electrode segment. No other country accounts for more than 10% of the total net sales of our graphite electrode segment.

ADVANCED GRAPHITE MATERIALS SEGMENT

Demand for our advanced graphite materials increased in 2007 as compared to 2006. The increases were mainly in the energy related markets, including solar, oil and gas exploration, and transportation industries.

Our advanced graphite materials segment had sales of $88.5 million in 2005, $103.7 million in 2006, and $114.4 million in 2007. Advanced graphite materials represented approximately 12% of consolidated net sales for 2005, approximately 12% for 2006 and approximately 11% for 2007. We estimate that our addressable worldwide market for advanced graphite materials was $332 million in 2007.

Advanced graphite materials include extruded products in a variety of shapes and grades, weighing from a few kilograms to ten metric tons, for diverse applications. These materials include primary products (such as bulk graphite blocks (called “billets”) that are sold to customers for further processing or finishing for end users) and specialty products (such as pressure casting molds for steel railroad car wheels).

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

OTHER BUSINESSES

Natural Graphite Products. We manufacture natural graphite products, consisting of advanced flexible graphite and flexible graphite, including our electronic thermal management (“ETM”) solutions, used for the electronics, power generation, automotive, petrochemical, and transportation industries. We are one of the world’s largest manufacturers of natural graphite products for these uses and applications.

Refractories. We also manufacture carbon, semi-graphitic, and graphite refractory bricks which are used primarily for their high thermal conductivity. Common applications in blast furnace and submerged arc furnaces include cooling courses in the hearth bottoms for heat distribution and removal, backup linings in hearth walls for improved heat transfer and safety, and lintels over copper cooling plates where a single brick cannot span the cooling plate.

BUSINESS STRATEGIES

We believe that, by maximizing the amount and speed of our cash flows, we will deliver enhanced financial performance and return on shareholder value. We have transformed our operations, building competitive advantages to enable us to compete successfully in our major product lines, to realize enhanced performance as economic conditions improve and to exploit growth opportunities from our intellectual property portfolio. Our business strategies are designed to expand upon our competitive advantages by:

Leveraging Our Unique Global Manufacturing Network. Over the past few years, we have repositioned our global manufacturing network by shutting down higher cost facilities and redeploying that capacity to our lower cost facilities. We have also adopted a constraint-management philosophy that systematically seeks to drive higher utilization rates (constraint utilization) and more productivity from our existing assets. We believe that our global manufacturing network provides us with significant competitive advantages in product quality, product costs, timely and reliable delivery, and operational flexibility to adjust product mix to meet the diverse needs of a wide range of market segments and customers.

We continue to leverage our network to seek to achieve significant increases in throughput generated from our existing assets, through productivity improvements, capital expenditures, and other efficiency initiatives. We believe we can further exploit our network by focusing our technical and customer service capabilities on:

•

the increasing number of large global customers created by the continuing consolidation trend within the steel industry, to whom we believe we are well positioned to offer products that meet their volume, product quality, product mix, delivery reliability and service needs at competitive prices; and

•

customers in targeted market segments where we have competitive advantages to meet identified customer needs due to the range and quality of our products, the utilization of our capacity, the value of our customer technical service and our low cost supplier advantage.

We believe that our graphite electrode business has one of the top market shares in the world. In 2007, our worldwide market share in markets we participate in was about 20% in graphite electrodes.

We sell our products in every major geographic market. Sales of these products outside the U.S. accounted for about 77% of net sales in 2006 and 83% in 2007. No single customer or group of affiliated customers accounted for more than 10% of our total net sales in 2005, 2006 or 2007.

Accelerating Commercialization of Advantaged Technologies. We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a potential growth opportunity as well as a competitive advantage. We seek to exploit these capabilities and our intellectual property portfolio to accelerate development and commercialization of these technologies across all of our businesses, to improve existing products, including super-size graphite electrodes and large-diameter pinless electrodes used in the most demanding electric arc steel production furnaces, and to develop and commercialize new products for higher growth rate markets such as electronic thermal management technologies. For the past five years, we have received R&D Magazine’s prestigious R&D 100 Award, granted to identify the 100 most technologically significant commercialized products each year. We received this award in 2003 and 2004 for our achievements in electronic thermal management products, in 2005 for our large-diameter pinless graphite electrodes, in 2006 for GRAFOAM® carbon foam, a unique high strength, light weight carbon foam, and in 2007 for GrafCell®, a key component to the commercialization of fuel cells.

Delivering Exceptional and Consistent Quality. We believe that our products are among the highest quality products available in our industry. We have been recognized as a preferred or certified supplier by many major steel companies and have received numerous technological innovations and other awards by industry groups, customers and others. Using our technological capabilities, we continually seek to improve the consistent overall quality of our products and services, including the performance characteristics of each product, the uniformity of the same product manufactured at different facilities and the expansion of the range of our products. We believe that improvements in overall quality create significant efficiencies and market opportunities for us, provide us the opportunity to increase sales volumes and market share, and create production efficiencies for our customers.

Providing Superior Technical Service. We believe that we are recognized as one of the industry leaders in providing value added technical services to customers for our major product lines. We believe that we have the largest customer technical service and related supporting engineering and scientific organizations in our industry, with more than 200 engineers, scientists and specialists around the world. Our employees assist key steel and other metals customers in furnace applications, operations and upgrades to reduce energy consumption, improve raw material costs and increase output.

Deleveraging and Building Stockholder Value. We believe that our business strategies support our goal of maximizing the cash generated from operations and should accelerate our ability to enhance our capital structure by further reducing our gross debt obligations. Deleveraging remains a priority for us and we intend to purchase Senior Notes and Debentures in the open market or in privately negotiated transactions from time to time. In 2007, we redeemed $235 million of the Senior Notes at 105.125% of the principal amount, plus accrued interest. On January 15, 2008, we announced our plans to redeem an additional $125 million of the Senior Notes. This redemption occurred in February 2008.

In connection with and building on our focus on deleveraging, we continually review our assets, product lines and businesses to seek out opportunities to maximize value, through re-deployment, merger, acquisition, divestiture or other means, which could include taking on more debt or issuing more equity. We may at any time buy or sell assets, product lines or businesses.

PRODUCTION PLANNING

We plan and source our graphite electrodes production globally. We have evaluated virtually every aspect of our global supply chain, and we have redesigned and implemented changes to our global manufacturing, marketing and sales processes to leverage the strengths of our repositioned manufacturing network. Among other things, we have reduced manufacturing bottlenecks, improved product and service quality and delivery reliability, expanded our range of products, and improved our global sourcing for our customers.

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

Baking:

The “green” electrodes are baked at about 1,400 degrees Fahrenheit in specially designed furnaces to carbonize the special pitch and burn off volatiles. After cooling, the electrodes are cleaned, inspected and sample-tested.

Impregnation:	Baked electrodes are impregnated with a special pitch when higher density, mechanical strength and capability to withstand higher electric currents are required.

Rebaking:	The impregnated electrodes are rebaked to carbonize the special pitch and burn off volatiles, thereby adding strength to the electrodes.

Graphitizing:

Using a process that we developed, the rebaked electrodes are heated in longitudinal electric resistance furnaces at about 5,000 degrees Fahrenheit to restructure the carbon to its characteristically crystalline form, graphite. After this process, the electrodes are gradually cooled, cleaned, inspected and sample-tested.

Machining:

After graphitizing, the electrodes are machined to comply with international specifications governing outside diameters, overall lengths and joint details. Tapered sockets are machine-threaded at each end of the electrode to permit the joining of electrodes in columns by means of correspondingly double-tapered machine-threaded graphite connecting pins, except in the case of our pinless graphite electrodes.

We generally warrant to our customers that our electrodes will meet our specifications. Electrode returns and replacements have aggregated less than 1% of net sales in each of the last three years.

We manufacture graphite electrodes in Mexico, Brazil, South Africa, France and Spain.

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

Graphite insulation products, another product line from this division, start with the forming of graphite fiber into low density blocks through the use of a proprietary forming process. These blocks are then baked and cured at temperatures in excess of 3,600° F. The cured blocks are appropriately sized in additional manufacturing steps.

We manufacture advanced graphite materials in the United States, South Africa, Brazil and Italy.

Other Businesses. We use a proprietary process to convert mined natural graphite flake into expandable graphite, an intermediate product. We manufacture advanced flexible graphite by subjecting expandable or flexible graphite to additional proprietary processing. Our natural graphite business operates two manufacturing facilities in the U.S. We believe that we operate the world’s most technologically sophisticated advanced natural graphite production line. Refractory bricks are manufactured primarily in the United States, using a proprietary “hot press” process.

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

We are parties to an evergreen contract with ConocoPhillips for the supply of petroleum coke, our primary raw material and also work with them to improve the quality of this important raw material in order to improve the quality of our electrodes. This supply agreement contains customary terms and conditions including annual price negotiations, dispute resolution and termination provisions, including, upon a termination, a 3-year supply arrangement with reducing volume commitments.

For 2008, we have negotiated all of our needle coke requirements at fixed prices.

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

SALES AND CUSTOMER SERVICE

Our product quality, our global manufacturing network and low cost structure allow us to deliver a broad range of product offerings across various market segments. We differentiate and sell the value of our product offerings, depending on the market segment or specific product application, primarily based on product quality and performance, delivery reliability, price, and customer technical service.

We price our offers based on the value that we believe we deliver to our customers. Pricing may vary within any given industry, depending on the market segment within that industry and the value of the offer to a specific customer. We believe that we can achieve increased competitiveness, customer demand, and profitability through our value added offerings to customers. In certain market segments where the product is less differentiated, these value added offerings have less impact on GTI’s competitiveness. Substantially all of our graphite electrode customers generally seek to negotiate to secure the reliable supply of their anticipated volume requirements on an annual basis, sometimes called the “graphite electrode book building process”. These orders are subject to renegotiation or adjustment to meet changing market conditions. The remainder of our graphite electrode customers purchase their electrodes as needed at then current market prices (i.e., at the spot price). Currently, we do not manage or operate based on a backlog.

We believe that we are one of the recognized industry leaders in providing value added technical services to customers for our major product lines, and that we have one of the largest customer technical service and related supporting engineering and scientific organizations in our industry, with more than 200 engineers, scientists and specialists around the world.

We deploy these selling methods and our customer technical service to address the specific market needs of all products.

Graphite Electrode. We sell our graphite electrodes primarily through our direct sales force, whose members are trained and experienced with our products. Our direct sales force operates from 14 sales offices located around the world. We also sell products through independent sales representatives and distributors.

We have graphite electrode customer technical service personnel based around the world who assist customers to maximize their production and minimize their costs. We employ about 100 engineers and technicians to provide technical service and advice to key steel and other metals customers. These services include furnace applications and operation, as well as furnace upgrades to reduce energy consumption, improve raw material costs and increase output.

Advanced Graphite Materials. Specialty graphite products are sold using direct employees and independent sales representatives and distributors in all major geographic markets of the world including North and South America, Africa, Europe and Asia.

The majority of our products are custom built to customer specifications after an iterative review process between the customer’s engineers and our sales and technical service employees. Our sales personnel are trained and experienced with the products they sell. We provide technical service to our customers through dedicated technical service engineers who operate out of our North American and European facilities. We believe that our technical service differentiates us from our competition and take pride in our ability to support the technical requirements of our customers.

Other Businesses. Our natural graphite products are sold through direct field sales employees and through independent sales representatives and distributors.

Our refractory products are sold through a direct global sales force, located in all of the major refractory markets, as well as through independent sales representatives and distributors. We believe that our customer technical service staff is highly regarded by the industry.

TECHNOLOGY

We believe that we are an industry leader in graphite and carbon materials science and high temperature processing know-how and that we operate a premier research, development and testing facilities for our industry. We have over 120 years of experience in the research and development of graphite and carbon technologies. Over the past several years, we have analyzed our intellectual property portfolio to identify new product opportunities in markets with high growth potential for us, redirected research to enhance and exploit our portfolio and accelerated development of products for those markets.

Research and Development. We conduct our research and development both independently and in conjunction with our strategic suppliers, customers and others. We have a dedicated technology center located at our corporate headquarters in Ohio, which focuses on all products. We also have a pilot plant that has the capability to produce small or trial quantities of new or improved graphite products. In addition, we have a state-of-the-art testing facility located at our headquarters capable of conducting physical and analytical testing for those products. The activities at these centers and facilities are integrated with the efforts of our engineers at our manufacturing facilities who are focused on improving manufacturing processes.

Research and development expenses amounted to $7.4 million, $10.6 million and $8.6 million in 2005, 2006 and 2007, respectively.

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

Developments by us include:

•	stronger graphite electrodes;

•	new chemical additives to enhance raw materials used in the manufacture of graphite electrodes;

•	patented advanced pin technology for graphite electrodes;

•	pinless large diameter graphite electrodes;

•	products for Polymer Electrode Membrane, also called Proton Exchange Membrane (“PEM”) fuel cells that are enabling fuel cell commercialization; and

•	new electronic thermal management technologies.

A significant portion of our research and development is focused on new product development, including advancements in electrode technology and achievement of the objectives of our strategic alliances with companies that use or specify the use of electronic thermal management technologies.

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

Intellectual Property. We believe that our intellectual property, consisting primarily of patents and proprietary know-how, provides us with competitive advantages and is important to our growth opportunities. Our intellectual property portfolio is extensive, with about 313 U.S. and foreign patents and over 453 U.S. and foreign pending carbon and graphite related patent applications, which we believe is more than any of our major competitors. Over 134 of these patents were granted during the past five years. Among our competitors, we hold the largest number of patents for flexible graphite as well as the largest number of patents relating to the use of natural graphite for PEM fuel cell applications. In addition, we have obtained exclusive and non-exclusive licenses to various U.S. and foreign patents relating to our technologies. These patents and licenses expire at various times over the next two decades.

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

COMPETITION

Graphite Electrode. Competition in the graphite electrode segment is intense and is based primarily on product differentiation and quality, delivery reliability, price, and customer service, depending on the market segment or specific product application.

In the most demanding product applications (that is, graphite electrodes that can operate in the largest, most productive and demanding EAF steel mills in the world), we compete primarily on product quality, delivery reliability, and customer technical service. We believe these are prerequisite capabilities that not all producers of graphite electrodes possess or can demonstrate consistently. In this market segment, we primarily compete with higher quality graphite electrode producers, although this segment of the graphite electrode market has become increasingly competitive in recent years as graphite electrode producers have improved the quality of their offerings and become qualified suppliers to some of the largest and most sophisticated EAF customers.

In other product applications, including ladle furnaces requiring less demanding performance and certain other ferrous and non-ferrous market segments, we compete based on product differentiation and product quality. Our product quality, unique global manufacturing network, proximity to regional and local customers and market segments and the related lower cost structure allows us to deliver a broad range of product offerings across these various market segments.

We believe that there are no current commercially viable substitutes for graphite electrodes in EAF steel production.

We believe that there are certain barriers to entry into our industry, including the need for extensive product and process know-how and other intellectual property and a high initial capital investment. It also requires high quality raw material sources and a developed energy supply infrastructure. However, competing graphite electrode manufacturers have been able to expand geographically.

There are five known multinational graphite electrode producers, GrafTech, SGL Carbon, Tokai Carbon, Showa Denko Carbon and Graphite India. We are the only manufacturer with production facilities on more than three continents. Other notable electrode producers include HEG (India), SEC (Japan), NCK (Japan), C/G (USA), and ENERGOPROM (Russia). There are several smaller, local manufacturers in the U.S., China, Russia, Ukraine and Romania. However, all graphite electrode manufacturers, even those without multinational manufacturing operations, are capable of, and many in fact are, supplying their products globally, and we have faced increasing competition from Chinese and Russian graphite electrode manufacturers.

Advanced Graphite Materials. Advanced graphite materials competitors compete on product differentiation, quality, price, delivery reliability and customer service depending on the specific market segment or product application.

We believe we are the technology leader within the market segments we participate in, and we differentiate ourselves based on our ability to provide customers with a solution that gives them the lowest total operational cost in meeting their product manufacturing needs. We achieve this by using our extensive product, process and application knowledge.

We believe there are certain barriers to entry into this market segment including the need for extensive product and process know-how, intellectual property and a high initial capital investment. In addition, the regular supply of high quality raw materials is limited, making it difficult for a new entrant to compete with a price competitive product that can match our product quality.

We compete with other major specialty graphite competitors on a global basis. These competitors include SGL Carbon, Tokai Carbon, Toyo Tanso and Graphite India. There are also several smaller regional competitors.

Other Businesses. Competition in the natural graphite business with respect to existing products is based primarily on quality and price. Competition with respect to new products is based primarily on product innovation, performance and cost effectiveness as well as customer service, with the relative importance of these factors varying among products and customers. Competition in the refractory businesses is based primarily on product differentiation and quality, delivery reliability, price, and customer service, depending on the market segment or specific product application.

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

EMPLOYEES

Since 1998, we have reduced our global workforce by about 3,000 employees, or over 53%. At December 31, 2007, we had 2,554 employees, a decrease of about 193 employees since 2006. A total of 586 employees were in Europe (including Russia), 910 were in Mexico and Brazil, 389 were in South Africa, 1 was in Canada, 660 were in the U.S. and 8 were in the Asia Pacific region. At December 31, 2007, 1,719 of our employees were hourly employees.

At December 31, 2007, about 65% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. At December 31,

2007, about 893 employees, or 35% of our employees, were covered by agreements which expire, or are subject to renegotiation, at various times through December 31, 2008. We believe that, in general, our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.

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

We sell graphite electrodes, which accounted for about 81% of our total net sales in 2007, primarily to the EAF steel production industry. Many of our other products are sold primarily to the transportation, semiconductor, petrochemical and other metals industries. These are global basic industries, and they are experiencing various degrees of growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects overall demand and prices for our products sold to these industries. As a result of changes in economic conditions, demand and pricing for our products sold to these industries has fluctuated significantly.

Demand for our products sold to these industries may be adversely affected by improvements in our products as well as in the manufacturing operations of customers, which reduce the rate of consumption or use of our products for a given level of production by our customers. Our customers, including major steel producers, may experience economic downturns or financial distress that could adversely impact our ability to collect our accounts receivable or to collect them on a timely basis.

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

We cannot assure you that the EAF steel production industry will continue to be the higher long term growth sector of the steel industry or that any of the other industries to which we sell products will continue to strengthen as a result of current economic conditions. Accordingly, we cannot assure you that there will be stability or growth in demand for graphite electrodes or our other products sold to these industries, and prices for graphite electrodes and our other products may fluctuate. An adverse change in global or certain regional economic conditions could adversely affect us in a material way.

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

•

imposition of or increase in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into dollars, Euros, or other currencies, making of intercompany loans by subsidiaries or remittance of dividends, interest or principal payments or other payments by subsidiaries;

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

In addition to the factors noted above, our results of operations and financial condition are affected by inflation in each country in which we have a manufacturing facility. We cannot assure you that future increases in our costs will not exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

Our ability to grow and compete effectively depends on protecting our intellectual property. Failure to protect our intellectual property could adversely affect us.

We believe that our intellectual property, consisting primarily of patents and proprietary know-how and information, is important to our growth. Failure to protect our intellectual property may result in the loss of the exclusive right to use our technologies. We rely on patent, trademark, copyright and trade secret laws and confidentiality and restricted use agreements to protect our intellectual property. Some of our intellectual property is not covered by any patent or patent application or any such agreement.

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

We cannot assure you that agreements designed to protect our proprietary know-how and information will not be breached, that we will have adequate remedies for any such breach, or that our strategic alliance suppliers and customers, consultants, employees or others will not assert rights to intellectual property arising out of our relationships with them.

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

We are dependent on supplies of raw materials and energy. Our results of operations could deteriorate if that supply is substantially disrupted for an extended period.

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

We have in the past entered into, and may continue in the future enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure.

A substantial increase in raw material or energy prices which cannot be mitigated or passed on to customers or a continued interruption in supply, particularly in the supply of petroleum coke or energy, would have a material adverse effect on us.

There may be significant risks associated with acquisition activities that we may elect to pursue.

We may seek to acquire other companies or product lines which are complementary to our existing businesses and product lines or to add new businesses and product lines. Any such future acquisitions that we may elect to pursue will be accompanied by the risks commonly encountered in such transactions. Such risks include, among others:

•	the difficulty of identifying appropriate acquisition candidates;

•	the difficulty of assimilating the operations and personnel of the acquired entities;

•	the potential disruption of our ongoing business;

•	we may have to take on new debt or issue equity that could increase our leverage or dilute our stockholders’ equity interests;

•	our inability to capitalize on the opportunities presented by acquisitions; and

•	our failure to implement and maintain uniform standards, controls, procedures and policies at any acquired businesses.

Further, to the extent that any such transaction may involve businesses located outside the United States, the transaction would involve the additional risks associated with international operations described above. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with any acquisitions we may pursue. Any failure to overcome these risks and successfully integrate acquired businesses could have a material adverse effect on our financial position, liquidity and results of operations. See “We are subject to risks associated with operations in multiple countries.”

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

We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2006 and 2007, the aggregate principal amount of these loans was $450.7 million and $493.5 million, respectively. These loans are subject to translation gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ (deficit) equity section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, translation gains and losses on these loans are recorded as currency (gains) losses in other (income) expense, net, on the Consolidated Statements of Operations. These gains or losses have in the past been and may in the future be substantial. These gains and losses may cause reported results to differ from actual cash operating results, and such difference may be material.

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

Sales of graphite electrodes and other products fluctuate from quarter to quarter due to such factors as changes in economic conditions, changes in competitive conditions, scheduled plant shutdowns by customers, national vacation practices, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns including those in response to the announcement of price increases or price adjustments. We have experienced, and expect to continue to experience, volatility with respect to demand for and prices of graphite electrodes and other products, both globally and regionally. We have also experienced volatility with respect to prices of raw materials and energy, and we expect to experience volatility in such prices in the future. Accordingly, results of operations for any quarter are not necessarily indicative of the results of operations for a full year.

The graphite and carbon industry is highly competitive. Our market share, net sales or net income could decline due to vigorous price and other competition.

Competition in the graphite and carbon products industry (other than, generally, with respect to new products) is based primarily on price, product differentiation and quality, delivery reliability, and customer service. Electrodes, in particular, are subject to rigorous price competition. In such a competitive market, changes in market conditions, including customer demand and technological development, could adversely affect GTI’s competitiveness, sales and/or profitability.

Competition with respect to new products is, and is expected to be, generally based primarily on product innovation, price, performance and cost effectiveness as well as customer service.

Competition could prevent implementation of price increases, require price reductions or require increased spending on research and development, marketing and sales that could adversely affect us.

We have significant deferred income tax assets in multiple jurisdictions, and we may not be able to realize any benefits from those assets.

At December 31, 2007, we had $216.3 million of gross deferred income tax assets, of which $134.2 million required a valuation allowance. In addition we had $103.5 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.

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

The borrower under the Revolving Facility is GrafTech Finance. The Revolving Facility is guaranteed by all of our domestic subsidiaries and certain of our foreign subsidiaries. Substantially all of the assets of such subsidiaries (except for the unsecured inter-company term note obligations described below) are pledged to secure obligations of GrafTech Finance as borrower under the Revolving Facility, guarantees by such subsidiaries of the Revolving Facility or inter-company loans to such guarantors under the Revolving Facility.

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

Unsecured intercompany term notes and unsecured guarantees of those unsecured intercompany term notes by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to certain limitations. At December 31, 2007, the aggregate principal amount of unsecured intercompany term notes pledged to secure the Senior Notes equaled $147.2 million or about 74% of the aggregate principal amount of the then outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at December 31, 2007 of $438.6 million, and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, are not subject to any pledge and are available to satisfy the claims of creditors (including the lenders under the Revolving Facility, the holders of the Senior Notes and, pursuant to the guarantee by GrafTech Finance of the Debentures, the holders of the Debentures) of GrafTech Finance, as their interests may appear.

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

The Senior Notes are guaranteed by GTI, GTIH and other U.S. subsidiaries that collectively hold a substantial majority of our U.S. operating assets. The Debentures are guaranteed by GrafTech Finance, GTIH and other U.S. subsidiaries that collectively hold a substantial majority of our U.S. operating assets. The obligors (including the guarantors) under the Senior Notes and the Debentures are the same. The guarantees of the Senior Notes and the Debentures are unsecured, except the guarantee of the Senior Notes by GTIH. Each of the obligors (including guarantors) under the Senior Notes and the Debentures is also an obligor (including a guarantor) under the Revolving Facility.

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

The issuer of the Debentures is our parent holding company. It is a holding company with no operations, limited assets (all of which are pledged to secure the Revolving Facility) and substantial debt, liabilities and obligations.

GrafTech Finance, the issuer of the Senior Notes, is a special purpose finance company with limited operations, limited assets (a substantial majority of which are pledged to secure the Revolving Facility and the Senior Notes) and substantial debt.

GrafTech Finance has made and may continue to make secured intercompany revolving loans to our Swiss subsidiary that are pledged under the Revolving Facility. At December 31, 2007, there were no such loans outstanding. To the extent that our Swiss subsidiary loans proceeds of such secured intercompany revolving loans to foreign subsidiaries that are not guarantors of the Revolving Facility, these loans will be secured, and guaranteed on a secured basis, by other such foreign subsidiaries and will be pledged under the Revolving Facility.

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

Our advanced graphite materials operating subsidiary in Italy, our operating subsidiaries in Russia and certain immaterial domestic and foreign operating and holding companies are neither guarantors of the Senior Notes or the unsecured intercompany term notes nor guarantors of the Debentures.

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

The Senior Notes and the related guarantees, and the Debentures and the related guarantees, are general unsecured obligations of the respective issuers and guarantors (except, in the case of the senior intercompany term note obligations). Payments in respect thereof are effectively subordinated to all present or future secured indebtedness and obligations (including the secured obligations or guarantees in respect of the Revolving Facility to the extent of the value of the assets securing such indebtedness and obligations).

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

FORWARD LOOKING STATEMENTS

This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: expected future or targeted operational and financial performance; growth rates and future production and sales of products that incorporate or that are produced using our products; changes in production capacity in our operations and our customers’ operations; growth rates for, future prices and sales of, and demand for our products and our customers products; costs of materials and production, including anticipated increases therein; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and payments; strategic plans and business projects; regional and global economic and industry market conditions, changes in such conditions and the impact thereof, interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to” and similar expressions, or the negatives thereof, identify some of these statements.

Our expectations and targets are not predictors of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. Actual future events and circumstances (including future results and trends) could differ materially, positively or negatively, from those set forth in these statements due to various factors. These factors include:

•

the possibility that additions to capacity for producing steel in electric arc furnaces (EAF), increases in overall EAF steel production capacity, and increases or other changes in steel production may not occur or may not occur at the rates that we anticipate or may not be as geographically disbursed as we anticipate;

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

•

the possibility that average graphite electrode revenue per metric ton in the future may be different than current spot or market prices due to changes in product mix, changes in currency exchange rates, changes in competitive market conditions or other factors;

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

•

the possibility that we may be unable to protect our intellectual property or may infringe the intellectual property rights of others, resulting in damages, limitations on our ability to produce or sell products or limitations on our ability to prevent others from using that intellectual property to produce or sell products;

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

•

the possibility that the anticipated benefits from organizational and work process redesign, changes in our information systems, or other system changes, including operating efficiencies, production cost savings and improved operational performance, including leveraging infrastructure for greater productivity and contributions to our continued growth, may be delayed or may not occur or may result in unanticipated disruption;

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently operate the following facilities, which are owned or leased as indicated.

Location of Facility	Primary Use	Owned or Leased

U.S.
Parma, Ohio	Corporate Headquarters, Technology Center, Testing Facility, Pilot Plant, Advanced Flexible Graphite Manufacturing Facility and Sales Office	Owned
Lakewood, Ohio	Flexible Graphite Manufacturing Facility and Sales Office	Owned
Columbia, Tennessee	Advanced Graphite Materials and Refractories Manufacturing, Warehousing Facility and Sales Office	Owned
Lawrenceburg, Tennessee	Refractories Manufacturing Facility	Owned
Clarksburg, West Virginia	Advanced Graphite Materials Manufacturing Facility and Sales Office	Owned

Europe
Calais, France	Graphite Electrode Manufacturing Facility	Owned
Notre Dame, France	Advanced Graphite Materials Machine Shop and Sales Office	Owned
Malonno, Italy	Advanced Graphite Materials Manufacturing and Machine Shop and Sales Office	Owned
Moscow, Russia	Sales Office	Leased
Vyazma, Russia	Graphite Electrode Materials Machine Shop	Leased
Pamplona, Spain	Graphite Electrode Manufacturing Facility and Sales Office	Owned
Bussigny, Switzerland	Sales Office	Leased

Other International
Salvador Bahia, Brazil	Graphite Electrode and Advanced Graphite Materials Manufacturing Facility	Owned
Sao Paulo, Brazil	Sales Office	Leased
Beijing, China	Sales Office	Leased
Hong Kong, China	Sales Office	Leased
Monterrey, Mexico	Graphite Electrode Manufacturing Facility and Sales Office	Owned
Meyerton, South Africa	Graphite Electrode and Advanced Graphite Materials Manufacturing Facility and Sales Office	Owned

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

MARKET INFORMATION

Our common stock is listed on the NYSE under the trading symbol “GTI.” The closing sale price of our common stock was $17.75 on December 31, 2007, the last trading day of our last fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales price per share for our common stock as reported by the NYSE.

	High	Low
2006
First Quarter	$7.82	$4.34
Second Quarter	7.58	5.44
Third Quarter	6.00	5.05
Fourth Quarter	7.13	5.55
2007
First Quarter	$9.28	$6.48
Second Quarter	16.84	9.05
Third Quarter	18.41	13.36
Fourth Quarter	19.52	15.08

At February 5, 2008, there were 117 record holders of common stock. We estimate that there were about 19,555 stockholders represented by nominees.

Our common stock is included in the Russell 2000 Index.

The information required by this Item 5 with respect to GTI’s Stockholder Rights Plan is set forth under “Stockholder Rights Plan” in Note 17 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

DIVIDEND POLICIES AND RESTRICTIONS

It is the current policy of GTI’s Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of GTI’s Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Revolving Facility and the Senior Notes and other factors deemed relevant by GTI’s Board of Directors. We did not pay any cash dividends or purchase common shares in 2007. We do not anticipate paying cash dividends in the foreseeable future.

In December 2007, our Board of Directors approved a share repurchase program authorizing the purchase of up to 3 million shares of our common stock. Share repurchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. We intend to fund any such share repurchases from available cash and cash flows. These share repurchases may be suspended or discontinued at any time.

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

PERFORMANCE GRAPH

The following graph compares the 5-year total return provided to shareholders of our common stock to the cumulative total return of the Dow Jones Industrial Average and the Russell 2000 Index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2002 and its relative performance is tracked through December 31, 2007.

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6.	Selected Financial Data

The data set forth below should be read in conjunction with “Part I. Preliminary Notes-Presentation of Financial, Market and Legal Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

The results for 2007 include a $2.3 million ($0.7 million net of tax) discontinued operations gain for purchase price adjustments related to our cathodes sale that occurred in December 2006. The results for 2007 also include a $1.5 million overstatement of income tax expense from continuing operations related to the correction of our invalid “check the box” tax election made for our Swiss entity in 2004. Please refer to the “Quarterly Selected Financial Data” in this Item for further details of the prior period errors.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$618,872	$742,255	$773,028	$855,433	$1,004,818
Income (loss) from continuing operations (a)	(24,609)	17,451	(120,541)	42,400	156,133
Basic earnings per common share:
Income (loss) from continuing operations	$(0.37)	$0.18	$(1.23)	$0.43	$1.55
Income (loss) from discontinued operations (b)	0.01	(0.00)	(0.05)	0.50	(0.02)

Net income (loss)	$(0.36)	$0.18	$(1.28)	$0.93	$1.53

Weighted average common shares outstanding (in thousands)	67,981	96,548	97,689	97,965	100,468

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.37)	$0.17	$(1.23)	$0.43	$1.39
Income from discontinued operations (b)	0.01	(0.00)	(0.05)	0.43	(0.02)

Net income (loss)	$(0.36)	$0.17	$(1.28)	$0.86	$1.37

Weighted average common shares outstanding (in thousands)	67,981	98,149	97,689	112,152	116,343

Balance sheet data (at period end):
Total assets	$966,389	$1,067,818	$886,820	$906,201	$866,701
Other long-term obligations (c)	204,214	149,462	107,704	103,408	94,010
Total long-term debt	533,934	671,446	703,743	665,400	426,136
Other financial data:
Net cash provided by (used in) operating activities	$(26,528)	$(132,266)	$7,989	$64,181	$130,772
Net cash provided by (used in) investing activities	(22,113)	(56,310)	(60,381)	118,538	(26,525)
Net cash provided by (used in) financing activities	69,133	176,606	36,184	(39,568)	(199,726)

(a)

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

For 2006, includes a $6.6 million impairment charge related to the abandonment of capitalized costs related to our enterprise resource planning system, caused by indefinite delays in the implementation of remaining facilities, a $1.4 million impairment charge related to the write-down of long-lived assets in our former Etoy, Switzerland facility, as the estimated fair value less selling costs exceeded book value, a $0.8 million loss related to the abandonment of certain long-lived assets associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee, and a $1.7 million loss for the abandonment of certain fixed assets related to our graphite electrode operations.

For 2006, includes a $2.5 million charge related to the settlement of three foreign customer lawsuits associated with anti-trust lawsuits and related items.

For 2006, includes a charge related to our incentive compensation program amounting to $23.3 million.

For 2007, includes a restructuring charge of $1.4 million, pertaining primarily to a $0.7 million charge associated with the phase out of our Graphite Electrode machining and warehousing operations in Clarksville, Tennessee and a $0.5 million charge related to changes in estimates of the timing and amounts of severance and related payments to certain employees in Caserta, Italy.

For 2007, includes a charge related to our incentive compensation program amounting to $23.5 million.

For 2007, includes a $13.0 million loss on extinguishment of debt for the Senior Notes. Also includes a $23.7 million gain from the sale of our Caserta, Italy facility and a $1.3 million gain from the sale of our Vyazma, Russia facility.

For 2007, we incurred a $4.7 million charge related to the settlement of our pension obligations in South Africa.

(b)

For 2003, income (loss) from discontinued operations includes the composite tooling business sold in 2003 and the cathodes business sold in 2006. Income (loss) from discontinued operations for 2004, 2005, 2006, and 2007 is comprised solely of the cathode business.

(c)

Represents liabilities and expenses in connection with antitrust investigations and related lawsuits and claims, pension and post-retirement benefits and related costs and miscellaneous other long-term obligations.

Quarterly Data:

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

We have revised certain of the quarterly information below to appropriately reflect the following adjustments in the correct interim periods. Such adjustments had no impact to the reported annual results:

•

As previously disclosed in our 2006 Form 10-K, we identified and corrected errors in the 2006 fourth quarter for foreign currency losses from non-dollar denominated intercompany loans that were incorrectly included in the Statement of Operations (other expense, net) and should have been charged to Other Comprehensive Income in our Balance Sheet. By correcting the errors in the 2006 fourth quarter, we understated income from continuing operations in the 2006 second and third quarter by $0.3 million and $4.4 million, respectively, and overstated income from continuing operations by $4.7 million in the 2006 fourth quarter. We determined that these adjustments were not material to our consolidated financial statements for any of the quarterly periods affected; therefore, no revisions have been made to the 2006 quarterly financial statements included in our previously filed Form 10-Q’s for this matter. Income from continuing operations for the 2006 second, third, and fourth quarters was $10.0 million, $10.0 million, and $26.2 million, respectively. As revised and reflected in the table below, the amounts were $10.4 million, $14.3 million, and $21.5 million for the same periods.

•

As previously disclosed in our second quarter 2007 Form 10-Q, we identified and corrected an error in the 2007 second quarter for expenses associated with final price adjustments relating to the sale of our former cathodes business in 2006. By correcting the error in the 2007 second quarter, we understated income from discontinued operations in the 2007 second quarter by $2.5 million and overstated income from discontinued operations by $2.5 million in the 2007 first quarter. We determined that this adjustment was not material to our consolidated financial statements for any of the periods affected; therefore, no revisions have been made to the 2007 quarterly financial statements included in our previously filed Form 10-Q’s for this matter. Loss from discontinued operations for the first and second quarter was $0.6 million and $2.5 million, respectively. As revised and reflected in the table below, the amounts were $3.1 million and zero for the same periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2007
Net sales	$228,231	$255,889	$251,268	$269,430
Gross profit	76,282	93,946	79,398	81,359
Income from continuing operations (a)	18,444	64,970	33,433	39,286
Loss from discontinued operations	(3,117)	—	—	685

Basic earnings per common share:
Income per share from continuing operations	$0.19	$0.66	$0.33	$0.38
Income (loss) per share from discontinued operations	(0.03)	(0.00)	0.00	0.01
Diluted earnings per common share:
Income per share from continuing operations	$0.17	$0.57	$0.30	$0.34
Income (loss) per share from discontinued operations	0.02	(0.00)	0.00	0.01

2006
Net sales	$174,192	$223,314	$222,445	$235,482
Gross profit	49,449	59,912	64,643	69,131
Income (loss) from continuing operations (b)	(3,851)	10,374	14,340	21,537
Income (loss) from discontinued operations	(795)	(1,128)	(195)	51,052

Basic earnings per common share:
Income (loss) per share from continuing operations	$(0.04)	$0.10	$0.05	$0.22
Income (loss) per share from discontinued operations	(0.01)	(0.01)	0.00	0.52
Diluted earnings per common share:
Income (loss) per share from continuing operations	$(0.04)	$0.10	$0.14	$0.19
Income (loss) per share from discontinued operations	(0.01)	(0.01)	0.00	0.45

(a)

The 2007 first quarter includes a $0.9 million restructuring charge, primarily pertaining to severance and related costs associated with our former Etoy, Switzerland and Clarksville, Tennessee facilities and a $7.5 million loss on extinguishment of the Senior Notes.

The 2007 second quarter includes a $2.8 million loss on extinguishment of Senior Notes, and a $23.7 million gain from the sale of our Caserta, Italy facility.

The 2007 third quarter includes a $2.8 million loss on the extinguishment of Senior Notes, and a $1.3 million gain on the sale of our Vyazma, Russia facility.

The 2007 fourth quarter includes a $0.6 million restructuring charge, primarily related to changes in estimates of the timing and amounts of severance and related costs to certain employees in Caserta, Italy, and a $4.7 million charge for the settlement of our South Africa pension obligations.

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

The 2006 first quarter also includes a $6.6 million charge related to the abandonment of capitalized costs related to our enterprise resource planning system and a $1.4 million impairment charge related to the write-down of long-lived assets in our former Etoy, Switzerland facility.

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

The results for the fourth quarter of 2007 include an adjustment to income tax expense related to an invalid “check the box” tax election that was made in 2004 for our Swiss entity. The invalid “check the box” tax election resulted in an understatement of 2005 income tax expense of $7.2 million and overstatement of fourth quarter 2006 income tax expense of $1.3 million. We corrected this error in the fourth quarter of 2007, which resulted in an overstatement of fourth quarter income tax expense of $1.5 million.

Also in the fourth quarter of 2006, the gain from the sale of our former cathodes business reported in discontinued operations should have been $2.3 million higher ($0.7 million net of tax) than the actual reported gain, as the amount was incorrectly recorded to the cumulative translation adjustment account in equity in 2006. This error was corrected in the fourth quarter of 2007. This resulted in an understatement of net income of $0.7 million in the fourth quarter of 2006 and a corresponding overstatement of net income in the fourth quarter of 2007.

We have determined that the impact of these items was not material to any of the quarterly or annual periods affected.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

We have four major product categories: graphite electrodes, advanced graphite materials, carbon refractories, and natural graphite.

Reportable Segments. Our businesses are reported in the following categories:

•	Graphite electrode, which primarily serves the steel industry and includes graphite electrode product operations and related services.

•	Advanced graphite materials, which includes primary and specialty products and related services for the transportation, solar, oil and gas, and other markets.

•	Other businesses, which includes natural graphite products and refractories.

Reference is made to the information under “Part I” for background information on our businesses, industry and related matters.

GLOBAL ECONOMIC CONDITIONS AND OUTLOOK

We are impacted in varying degrees, both positively and negatively, as global, regional or country conditions fluctuate.

2005 and 2006. Overall, global and regional economic conditions remained relatively stable in 2005 and 2006. We estimate that worldwide steel production was about 1.13 billion metric tons in 2005 and 1.24 billion metric tons in 2006, about an 8% and 10% increase, respectively, over the prior year. In 2005, China’s steel production grew almost 25%, a faster rate than the worldwide market, and represented the single largest contributor to the growth in global steel demand. In 2006, China’s production grew almost 20% and represented the single largest contributor to the growth in global steel demand. Chinese steel production was approximately 88% basic oxygen furnace related for both 2005 and 2006. However, China also was the growth leader for new EAF steel production. Overall, EAF steel production capacity grew, primarily driven by new EAF furnaces in China, and to a lesser extent, in Russia, the Middle East and North America. This contributed to a favorable global pricing environment in 2005 and 2006.

Demand for our advanced graphite materials increased significantly in 2005 and 2006, as compared to prior years. The increases were mainly in the energy related markets, including solar, silicon and oil and gas exploration, and defense and transportation industries. We operated our advanced graphite materials capacity at very high levels in 2005 and 2006.

2007. Overall, global and regional economic conditions remained relatively stable in 2007. We estimate that worldwide steel production was about 1.32 billion metric tons in 2007, about a 7% increase as compared to 2006. China’s steel production continued to grow at a faster rate than the worldwide market. In 2007, China’s production grew almost 16% and represented the single largest contributor to the growth in global steel demand. Chinese steel production was 87% basic oxygen furnace related in 2007. However, China also remains the growth leader for new EAF steel production. Overall, EAF steel production capacity continued to grow, primarily driven by new EAF furnaces in China, and to a lesser extent, in Russia, the Middle East and North America. This contributed to a more favorable global pricing environment in 2007.

Demand for our advanced graphite materials increased significantly in 2007 as compared to 2006. The increases were mainly in the energy related markets, including solar, silicon and oil and gas exploration, and transportation industries.

Outlook. A number of external sources expect global and regional economic conditions to remain relatively stable in 2008. We estimate that worldwide total steel production will increase to about 1.38 billion metric tons in 2008, about 5% higher than in 2007. Global EAF steel production is expected to grow approximately 2-3%.

If global economic conditions in 2008 are stable, we would expect worldwide graphite electrode demand is also to remain stable in 2008. We expect demand growth from the EAF steel market of about 1-2%. This increase in EAF demand is expected to be offset by a decrease in consumption. As such, overall graphite electrode demand is expected to remain flat compared to 2007.

If our outlook above is correct, we expect 2008 net sales of graphite electrodes to increase approximately 12-14% over 2007. We expect upward pressure on most of our raw material costs, including freight, energy and petroleum-based raw materials. These cost increases will impact all of our product lines.

In 2008, we believe that the overall demand for advanced graphite materials will remain at a high level, resulting from continued strength in the energy markets. The continued overall strength of the economy in the markets served has kept the demand high for our core products which are used in the industrial and chemical sectors.

We expect 2008 capital expenditures to be approximately $70-75 million. We expect depreciation expense to be approximately $32 million.

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

On February 8, 2005, we completed a substantial amendment and restatement of the Credit Agreement to effect a refinancing of the Revolving Facility. We believe the refinancing enhanced liquidity. The Revolving Facility now provides for loans and letters of credit in a maximum amount outstanding at any time of up to $215.0 million and matures in July 2010.

During 2007, we redeemed $235.0 million of the outstanding principal amount of the 10  1/4% Senior Notes due 2012, at 105.125% of the principal amount, plus accrued interest. On January 15, 2008, we announced our plans to redeem an additional $125 million. This redemption occurred in February 2008. After these redemptions, $75 million in principal of the Senior Notes remain outstanding.

ANTITRUST LITIGATION AGAINST US

Beginning in 1997, the United States Department of Justice (“DOJ”) and other foreign antitrust authorities commenced investigations into alleged violations of the antitrust laws in connection with the sale of graphite electrodes. These antitrust investigations and related lawsuits and claims have been resolved. Several of the investigations resulted in the imposition of fines against us which have been timely paid. At December 31, 2006, $5.4 million remained in the reserve for liabilities and expenses in connection with these antitrust investigations and related lawsuits and claims, which have also been resolved. In January 2007, we paid the last scheduled installment of the fine imposed by the DOJ. Accordingly, there was no such reserve at December 31, 2007.

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

REALIZABILITY OF NET DEFERRED TAX ASSETS AND VALUATION ALLOWANCES

At December 31, 2007, we had $216.3 million of gross deferred income tax assets, of which $134.2 million required a valuation allowance. In addition, we had $103.5 million of gross deferred income tax liabilities.

Our valuation allowance does not affect our ability and intent to utilize the deferred income tax assets as we generate sufficient future profitability. We are executing current strategies and developing future strategies, to improve sales, reduce costs and improve our capital structure in order to improve U.S. taxable income to a level sufficient to fully realize these benefits in future years. The current U.S. tax attributes, if utilized, will allow us to significantly reduce our cash tax obligations in the U.S.

CUSTOMER BASE

We are a global company and serve all major geographic markets. Sales of our products to customers outside the U.S. accounted for about 70% of our net sales in 2005, 77% of our net sales in 2006, and 83% of our net sales in 2007. In 2007, five of our ten largest customers were based in Europe, two in the Middle East, and one in each of South Africa, the U.S. and Canada.

In 2007, our ten largest customers were purchasers of graphite electrode products. No single customer or group of affiliated customers accounted for more than 10% of our net sales in 2007.

RESULTS OF OPERATIONS

Financial information discussed below excludes our cathodes business that was sold in December 2006 and has been accounted for as discontinued operations.

2006 Compared to 2005.

Consolidated. Net sales of $855.4 million in 2006 represented an $82.4 million or 10.7% increase from net sales of $773.0 million in 2005. Net sales of graphite electrodes increased $87.5 million, or 15.0%, primarily due to increased sales volumes and favorable pricing driven by higher demand, offset slightly by an unfavorable product mix in 2006 compared to 2005. Advanced graphite materials net sales increased $15.2 million, or 17.2%, due to favorable volumes and prices in 2006 compared to 2005.

Cost of sales of $612.3 million in 2006 represented a $53.0 million, or 9.5%, increase from cost of sales of $559.3 million in 2005. Cost of sales increased due to higher sales volumes, higher raw material and operating costs, and increased employee compensation costs related to our incentive compensation program. These increases were offset by a decrease due to reduced period costs associated with the exit of the carbon electrode business.

Gross profit of $243.1 million in 2006 represented a $29.3 million, or 13.7%, increase from gross profit of $213.8 million in 2005. Gross margin increased to 28.4% of net sales in 2006 from 27.7% of net sales in 2005.

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

Selling and administrative expenses increased $16.6 million, or 19.6%, from $84.8 million in 2005 to $101.4 million in 2006. The increase was due primarily to increased employee compensation costs related to our incentive compensation program of $11.3 million, increased employee benefit costs of $1.3 million and $4.0 million of other selling expenses associated with higher net sales, including higher bad debt and personal property and other tax expenses.

Other (income) expense, net was a benefit of $6.6 million in 2006 compared to a charge of $19.0 million in 2005. The increase was caused by a decrease in currency losses of $24.3 million, a decrease of costs related to the write-off of capitalized bank fees and related debt extinguishment costs of $1.6 million, an increase in gains on the sale of fixed assets of $4.6 million, and a $1.5 million benefit related to our Brazil sales tax provision recorded in 2006. These decreases were offset by an increase in legal, environmental and other related costs of $0.7 million, and an increase in other costs of $5.6 million, due primarily to favorable fair value adjustments on the Debenture redemption make-whole option of $2.7 million in 2005 that did not occur in 2006.

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

In the second quarter of 2006, we abandoned certain long-lived fixed assets associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee due to changes in our initial plan of restructuring the facility. As a result, we recorded a $0.6 million impairment loss in accordance with SFAS No. 144. Also in the second quarter, management established a plan to sell our subsidiary in Vyazma, Russia. We classified those assets as held for sale in the Consolidated Balance Sheet in accordance with SFAS No. 144.

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

Provision for income taxes was $27.1 million in 2006 as compared to $168.0 million in 2005. The effective income tax rate was approximately 39.1% in 2006. The lower effective income tax rate is primarily due to a benefit resulting from a net decrease in the total valuation allowance for 2006 of $1.4 million, primarily related to utilization of net operating losses and the release of valuation allowance on deferred tax assets. Excluding the change in valuation allowances related to the discontinued operations, impact of restructuring charges, asset impairments and the tax expense resulting from the cathode sale, the 2006 effective tax rate was approximately 33%.

As discussed in Item 6, Selected Financial Data, we corrected an error in the fourth quarter of 2007 that created an understatement the gain on the sale of our former cathode business reported in 2006. We determined that the error, $2.3 million ($0.7 million net of tax), was immaterial to the 2006 and 2007 consolidated statement of operations.

Income from discontinued operations, net of tax was $48.9 million in 2006 compared to a loss of $4.6 million in 2005. The gain from the sale of discontinued operations in 2006 was $58.6 million, before income taxes.

As a result of the matters described above, net income was $91.3 million in 2006, compared to a loss of $125.2 million in 2005.

Segment net sales. The following table represents our net sales by segment for the years ended December 31, 2005 and 2006:

	For the Year Ended December 31,
	2005	2006
	(Dollars in thousands)
Graphite electrode	$582,472	$670,012
Advanced graphite materials	88,541	103,738
Other businesses	102,015	81,683

Total net sales	$773,028	$855,433

Our analysis of the percentage change in net sales for graphite electrode and advanced graphite materials is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Graphite electrode	5%	10%	0%	15%
Advanced graphite materials	7%	10%	0%	17%

Net sales for the graphite electrode segment increased primarily due to increased volumes and favorable pricing increases driven by higher demand offset by an unfavorable product mix in 2006 compared to 2005. Advanced graphite materials net sales increased based on higher volume and price increases during the year. Net sales for our other businesses decreased $20.3 million, from $102.0 million in 2005 to $81.7 million in 2006 primarily related to decreased sales volumes of carbon electrodes, due to the planned exiting of this business, as well as decreased volumes for natural graphite, specifically electronic thermal management products.

Segment operating net income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the years ended December 31, 2005 and 2006:

	For the Year Ended December 31,
	2005	2006
	(Dollars in thousands)
Graphite electrode	$95,024	$113,576
Advanced graphite materials	14,597	11,913
Other businesses	(554)	(14,747)

Total segment operating income	$109,067	$110,742

Our analysis of the percentage change in segment operating expenses, including restructuring and impairment charges for graphite electrode and advanced graphite materials is set forth in the following table:

	Operating Expenses
	2005	2006	Change
	(Percentage of sales)
Graphite electrode	84%	83%	(1%)
Advanced graphite materials	84%	89%	5%

Segment operating expenses as a percentage of sales for graphite electrodes decreased 1% point to 83% in 2006. However, total segment operating expenses increased $69.0 million in 2006. This increase was due to higher raw material prices of $13.0 million, higher volumes which increased total operating expenses an additional $12.0 million, other increases in production operating costs totaling $15.2 million, and an increase in employee compensation related to our incentive compensation program expenses of $8.8 million. Restructuring and impairment costs increased $5.9 million, primarily due to the impairment of the JD Edwards (“JDE”) software associated with increased sales and other overhead costs such as taxes and employee benefits and the write off of certain fixed assets in France during 2006. Higher selling and administrative costs were responsible for the remainder of the increase and were the result of higher sales and other employee benefit costs.

Segment operating expenses as a percentage of sales for advanced graphite materials increased 5% points to 89% in 2006. Total segment operating expenses increased $17.9 million, due primarily to increased sales volumes which increased costs $4.5 million, other production costs of $3.8 million including the costs associated with the realignment of advanced graphite materials operations, $4.2 million of higher operating costs, including higher energy costs and increased selling and administrative expenses of $2.8 million due to higher employee compensation costs of $2.6 million related to our incentive compensation program.

Segment operating expenses for other businesses decreased $6.1 million, primarily attributable to a net $3.0 million decrease in operating expenses related to carbon electrodes. This decrease was caused by lower production costs and selling and administrative expenses due to lower volumes, offset by an increase of $2.2 million for inventory adjustments and other restructuring costs. Segment operating expenses for refractories and natural graphite products decreased $3.4 million, due to lower operating costs associated with lower volumes, offset slightly by higher employee compensation expenses. The decrease in operating expenses was more than offset by a $17.1 million decrease in net sales related to lower sales volume for carbon electrodes and natural graphite products. Overall, the carbon electrode operating loss accounted for about 80% of the $14.7 million segment operating loss.

2007 Compared to 2006.

Consolidated. Net sales of $1,004.8 million in 2007 represented a $149.4 million or 17.5% increase from net sales of $855.4 million in 2006. Net sales of graphite electrodes increased $142.3 million, or 21.2%, primarily due to favorable price/mix increases and favorable currency impacts in 2007 compared to 2006. Advanced graphite materials net sales increased $10.7 million, or 10.3%, due to price/mix increases and favorable currency impacts in 2007 compared to 2006.

Cost of sales of $673.8 million in 2007 represented a $61.5 million, or 10.0%, increase from cost of sales of $612.3 million in 2006. Cost of sales increased due to higher sales volumes, higher raw material and operating costs, and unfavorable currency impacts. These increases were offset by a decrease due to reduced period costs associated with the exit of the carbon electrode business and productivity savings realized from the sale of our Vyazma, Russia facility.

Gross profit of $331.0 million in 2007 represented an $87.9 million, or 36.2%, increase from gross profit of $243.1 million in 2006. Gross margin increased to 32.9% of net sales in 2007 from 28.4% of net sales in 2006.

Research and development expenses decreased $2.0 million, or 18.9%, from $10.6 million in 2006 to $8.6 million in 2007, with the decrease primarily due to salary reductions related to administration and support for our research and development function.

Selling and administrative expenses decreased $10.9 million, or 10.8%, from $101.4 million in 2006 to $90.5 million in 2007. The decrease was due to a $3.2 million decrease in selling expenses, a $5.7 million decrease in administrative expenses, and a $2.0 million decrease in other overhead. These decreases in selling expenses were caused by decreased traveling and discretionary expenses as a result of our global cost-cutting initiative. Administrative expenses and other overhead also decreased due to this initiative and also due to cost savings realized by insourcing our accounting function in Parma, Ohio.

Other income was $8.0 million in 2007 compared to $6.6 million in 2006. This increase was caused primarily by an increase in the gain on sale of assets. The gain on sale of assets increased by $20.3 million in 2007, caused primarily by the gain on the sale of our Caserta, Italy facility of $23.7 million and the $1.3 million gain from the sale of our Vyazma, Russia facility. This was offset by a $13.0 million charge incurred in 2007 related to the buy back of our Senior Notes. Currency fluctuations and intercompany loan translation provided income of $7.3 million in 2006, compared to expense of $2.1 million in 2007, driven mainly by fluctuations in the Euro. In 2006, we received a $1.5 million benefit related to our Brazilian sales tax provision which did not recur in 2007 and legal, environmental and other expenses decreased $0.6 million year over year. During 2007, we also had income of $1.2 million received from the sale of litigation rights, and income of $0.6 million from the sale of investments. Expenses related to other items decreased an additional $2.7 million.

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

In 2007, we recorded a net restructuring charge of $1.4 million, pertaining primarily to $0.7 million associated with the phase out of our graphite electrode machining and warehousing operations in Clarksville, Tennessee, $0.5 million associated with the closure of our graphite electrode manufacturing operations in Caserta, Italy, $0.1 million associated with severance and related costs related to our former Etoy, Switzerland facility and $0.1 million of severance and related costs for the shutdown of our carbon electrode production operations in Columbia, Tennessee.

The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets. The following table summarizes activity relating to the accrual:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2006	$10,733	$794	$11,527

Restructuring charges	7,097	2,385	9,482
Change in estimates	474	—	474
Payments and settlements	(12,089)	(2,752)	(14,841)
Effect of change in currency exchange rates	1,200	31	1,231

Balance at December 31, 2006	7,415	458	7,873

Restructuring charges	1,018	534	1,552
Change in estimates	26	(209)	(183)
Payments and settlements	(6,288)	(596)	(6,884)
Effect of change in currency exchange rates	222	50	272

Balance at December 31, 2007	$2,393	$237	$2,630

At December 31, 2007, the outstanding balance of our restructuring reserve was $2.6 million. The components of the balance at December 31, 2007 consisted primarily of:

Graphite Electrode

•	$0.8 million related to the rationalization of our graphite electrode facilities in France;

•	$1.5 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy; and

•	$0.3 million related to severance and related costs associated with our former Etoy, Switzerland facility.

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

In the second quarter of 2006, we abandoned certain long-lived fixed assets associated with the accelerated closing of our carbon electrode facility in Columbia, Tennessee due to changes in our initial plan of restructuring the facility. As a result, we recorded a $0.6 million impairment loss in accordance with SFAS No. 144. Also in the second quarter, management established a plan to sell our subsidiary in Vyazma, Russia. We classified those assets as held for sale in the Consolidated Balance Sheet in accordance with SFAS No. 144.

In the fourth quarter of 2006, we abandoned certain fixed assets related to our graphite electrode operations. As a result, we recorded a $1.7 million loss in association with SFAS No. 144.

Interest expense is set forth in the following table:

	For the Year Ended December 31,
	2006	2007
	(Dollars in thousands)
Interest incurred on debt	$42,518	$32,394
Amortization of fair value adjustments for terminated hedge instruments	(982)	(605)
Amortization of debt issuance costs	3,705	3,222
Interest on DOJ antitrust fine	222	5
Amortization of premium on Senior Notes	(211)	(116)
Amortization of discount on Debentures	654	670
Interest incurred on other items	618	379

Interest expense from continuing operations	46,524	35,949
Interest allocated to discontinued operations	9,736	—

Total interest expense	$56,260	$35,949

Average total debt outstanding was approximately $722.4 million in 2006 as compared to $505.2 million in 2007. The average annual interest rate was 7.2% in 2006 as compared to 6.3% in 2007. These average rates represent the average rates on total debt outstanding and include the gain or loss, if any, of our interest rate swaps.

Provision for income taxes was $48.3 million in 2007 as compared to $27.1 million in 2006. The income tax rate was 23.6% in 2007. The lower effective income tax rate is primarily due to a benefit resulting from a net decrease in the total valuation allowance for 2007 of $93.3 million, a net decrease in tax reserves and the mix of income in lower tax jurisdictions. Excluding the change in valuation allowances related to the discontinued operations, the impact of restructuring charges, asset impairments and the tax expense resulting from the cathode sale, the 2007 effective tax rate was approximately 25.3%.

The effective income tax rate was approximately 39.1% in 2006. Excluding the change in valuation allowances related to the discontinued operations, impact of restructuring charges, asset impairments and the tax expense resulting from the cathode sale, the 2006 effective tax rate was approximately 33%.

Subsequent to December 31, 2007, the 2004 “check the box” election that was made for our Swiss subsidiary was determined to be invalid. Our South Africa, U.K. and French subsidiaries remain “check the box” entities. However, the earnings of all of these subsidiaries from 2004-2007 are still considered to be repatriated to the U.S. under the principles of APB 23. We have established a deferred tax liability of $41.7 million associated with this repatriation. Foreign tax credit carryforwards and related valuation allowances were adjusted by a corresponding net amount, resulting in no overall federal impact. As of December 31, 2007, net U.S. deferred tax assets decreased by a cumulative $1.5 million as a result of this event, and are not significant to our overall financial position. The 1.5 million relates to a deferred tax asset for our state net operating loss carryforwards which decreased as a result of our post-event assessment of the likelihood that such deferred tax asset would be realized.

As a result of the matters described above, net income was $153.7 million in 2007, compared to $91.3 million in 2006.

Segment net sales. The following table represents our net sales by segment for the years ended December 31, 2006 and 2007:

	For the Year Ended December 31,
	2006	2007
	(Dollars in thousands)
Graphite electrode	$670,012	$812,325
Advanced graphite materials	103,738	114,423
Other businesses	81,683	78,070

Total net sales	$855,433	$1,004,818

Our analysis of the percentage change in net sales for graphite electrode and advanced graphite materials is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Graphite electrode	2%	15%	4%	21%
Advanced graphite materials	0%	7%	3%	10%

Net sales for the graphite electrode segment increased primarily due to increased volume, favorable price/mix increases, and favorable currency impacts in 2007 compared to 2006. Advanced graphite materials net sales increased based on price/mix increases and favorable currency impacts during the year. Net sales for our other businesses decreased $3.6 million, from $81.7 million in 2006 to $78.1 million in 2007 primarily related to decreased sales volumes of carbon electrodes, due to the exiting of this business, offset slightly by increased volumes for refractories and natural graphite products.

Segment operating net income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the years ended December 31, 2006 and 2007:

	For the Year Ended December 31,
	2006	2007
	(Dollars in thousands)
Graphite electrode	$113,576	$209,799
Advanced graphite materials	11,913	20,453
Other businesses	(14,747)	347

Total segment operating income	$110,742	$230,599

Our analysis of the percentage change in segment operating expenses, including restructuring and impairment charges for graphite electrode and advanced graphite materials is set forth in the following table:

	Operating Expenses
	2006	2007	Change
	(Percentage of sales)
Graphite electrode	83%	74%	(9%)
Advanced graphite materials	89%	82%	(7%)

Segment operating expenses as a percentage of sales for graphite electrodes decreased 9% points to 74% in 2007. However, total operating expenses for 2007 increased $46.1 million compared to 2006, due primarily to increased raw material costs of $51.8 million and unfavorable currency impacts of $22.5 million, caused primarily by the strengthening Euro. These increases were partially offset by a $13.5 decrease in restructuring and impairment charges, and a $9.4 million decrease in selling, general and administrative expenses, including corporate expenses, due to the continued application of our global cost-cutting initiative.

Segment operating expenses as a percentage of sales for advanced graphite materials decreased 7% points to 82% in 2007. However, total operating costs of $94.0 million in 2007 increased $2.1 million from operating costs of $91.8 in 2006. This increase was due to a $2.8 million unfavorable currency impact, caused by the strengthening Euro. Selling, general, and administrative cost, including corporate expenses, and other production costs increased $0.7 million in 2007 compared to 2006. This was caused by an increase in selling expenses of $0.2 million due to currency impacts and an increase in administrative and other expenses of $0.6 million, due primarily to increased ICP costs and additional allocated corporate costs. These increases were offset by decreased restructuring and impairment charges of $1.4 million from 2006.

Segment operating costs and expenses for other businesses decreased $18.7 million. This was due to a $28.4 million decrease due to the exiting the carbon electrode business in 2007. This decrease was offset slightly by an $9.0 million increase in operating expenses for our refractories business, due primarily to increased expenses as a result of higher sales volumes. Our natural graphite products had increased operating expenses of $0.7 million, due primarily to inventory revaluations of $1.9 million offset by decreased SG&A costs.

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

CURRENCY TRANSLATION AND TRANSACTIONS

We account for our non-U.S. subsidiaries under SFAS No. 52, “Foreign Currency Translation.” Accordingly, except for highly inflationary countries, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars for consolidation and reporting purposes. Foreign currency translation adjustments are generally recorded as part of stockholders’ (deficit) equity and identified as part of accumulated other comprehensive loss on the Consolidated Balance Sheets until such time as their operations are sold or substantially or completely liquidated.

We account for our Russian and Mexican subsidiaries using the dollar as the functional currency, as sales and purchases are predominantly dollar-denominated. Our remaining subsidiaries use their local currency as their functional currency.

We also record foreign currency transaction gains and losses, including those from non-permanent intercompany loans, as part of other (income) expense, net.

Significant changes in currency exchange rates impacting us are described under “Effects of Changes in Currency Exchange Rates” and “Results of Operations.”

EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES

We incur costs in U.S. dollars and the currency of each of the six non-U.S. countries in which we have a manufacturing facility, and we sell our products in multiple currencies. In general, our results of operations, cash flows and financial condition are affected by changes in currency exchange rates affecting these currencies relative to the dollar and, to a limited extent, each other.

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

During 2005, the average exchange rate of the Euro, the South African rand, the Brazilian real and the Mexican peso increased about 1%, 2%, 21% and 4%, respectively, when compared to the average exchange rate for 2004. During 2006, the average exchange rate of the Brazilian real increased about 11% when compared to the average exchange rate for 2005. The Euro and the Mexican peso did not fluctuate materially, and the South African rand decreased about 6% when compared to the average exchange rate for 2005. During 2007, the average exchange rate of the Brazilian real and the Euro increased about 12% and 9% respectively, when compared to the average exchange rate for 2006. The South African rand decreased about 5%, and the Mexican peso did not fluctuate materially.

In the case of net sales of graphite electrodes, the impact of these events was a decrease of about $0.6 million in 2005, an increase of about $0.5 million in 2006 and an increase of $25.6 million in 2007. In the case of cost of sales of graphite electrodes, the impact of these events was an increase of about $5.3 million in 2005, an increase of about $1.5 million in 2006 and an increase of $22.5 million in 2007.

We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2007, the aggregate principal amount of these loans was $493.5 million. These loans are subject to translation gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ (deficit) equity section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, translation gains and losses on these loans are recorded as currency (gains) losses in other (income) expense, net, on the Consolidated Statements of Operations. In 2005, we had a net total of $17.0 million of currency losses, including $14.6 million of exchange losses due to the translation of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2006, we had a net total of $7.3 million of currency gains due to translation of inter-company loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2007, we had a net total of $2.1 million of currency losses due to translation of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Item 7A–Quantitative and Qualitative Disclosures about Market Risks.”

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds have consisted principally of invested capital, cash flow from operations and debt and equity financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, payment of fines, liabilities and expenses in connection with prior antitrust investigations, lawsuits and claims, payment of restructuring costs, pension and post-retirement contributions, debt reduction payments and other obligations.

At December 31, 2007, we had total debt of $426.1 million, cash and cash equivalents of $54.7 million and a stockholders’ equity of $112.7 million.

As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses. During 2006 and 2007, certain subsidiaries sold receivables totaling $54.2 million and $50.5 million, respectively, at a cost lower than the cost to borrow a comparable amount for a comparable period under the Revolving Facility. Proceeds of the sale of receivables were used to reduce debt. If we had not sold such receivables, our accounts receivable and our debt would have been about $0.8 million higher at December 31, 2006 and $0.3 million higher at December 31, 2007. All such receivables sold during 2006 and 2007 were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheet at December 31, 2007.

We use cash and cash equivalents, cash flow from operations, funds from factoring arrangements and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as our primary sources of liquidity. The Revolving Facility provides for maximum borrowings of up to $215.0 million and, subject to certain conditions (including a maximum senior secured leverage ratio test), an accordion feature that permits GrafTech Finance to establish additional credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $425 million. At December 31, 2007, although there were no amounts drawn from the facility, $204.6 million was available (after consideration of outstanding letters of credit of $10.4 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility. The Revolving Facility matures in July 2010.

We believe that our business strategies will continue to improve the amount and speed of cash generated from operations under current economic conditions. Improvements in cash flow from operations resulting from these strategies are being partially offset by associated cash implementation costs while they are being implemented. We also believe these improvements in cash flow from operations should allow us to reduce our debt and other obligations over the long term.

At December 31, 2007, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants over the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At December 31, 2007, substantially all of our debt consists of fixed rate obligations.

At December 31, 2007, the Revolving Facility had an effective interest rate of 6.2%, our $199.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225.0 million principal amount of Debentures had a fixed rate of 1.625%.

Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments at December 31, 2006.

	Payment Due By Period
	Total	Year Ending December 2008	Two Years Ending December 2010	Two Years Ending December 2012	Years Ending After December 2012
	(Dollars in thousands)
Contractual and Other Obligations
Long-term debt	$426,343	$1,070	$375	$199,773	$225,125
Operating leases	7,005	2,019	2,652	1,938	396
Unconditional purchase obligations (a)	14,414	4,388	8,776	1,250	—

Total contractual obligations (a)	447,762	7,477	11,803	202,961	225,521
Postretirement, pension and related benefits (b)	58,469	6,686	6,198	6,198	39,387
Interest (c)	47,391	11,344	22,688	13,359	—
Other long-term obligations	30,763	10,872	8,291	2,111	9,489
Uncertain income tax provisions	5,154	2,942	1,769	426	17

Total contractual and other obligations (a)(b)(c)	$589,539	$39,321	$50,749	$225,055	$274,414

Other Commercial Commitments
Lines of credit (d)	$—	$—	$—	$—	$—
Letters of credit	11,789	11,789	—	—	—
Guarantees	3,102	2,786	209	6	101

Total other commercial commitments	$14,891	$14,575	$209	$6	$101

(a)

Effective April 2001, we entered into a ten-year service contract with CGI Group Inc. (“CGI”) valued at that time at $75 million ($14.4 million of which is the unconditional purchase obligation at December 31, 2007 included in the above table). Pursuant to this contract, CGI became the delivery arm for our global information services. Under the outsourcing provisions of this contract, CGI managed our data center services, networks, desktops, telecommunications and legacy systems. This contract was amended, effective September 2005, to reduce the scope of CGI’s management of our data center services, networks, desktops and telecommunications. We are dependent on CGI for these services. A failure by CGI to provide any of these services to us in a timely manner could have an adverse effect on our results of operations.

(b)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.
(c)

Excludes the accounting for deferred financing costs or gains on the sale of hedge instruments. Payments assume Senior Notes, with a fixed rate of interest of 10.25%, mature on February 15, 2012 and the Debentures, with a fixed rate of interest of 1.625%, effectively mature on January 15, 2011.

(d)

Local lines of credit are established by our foreign subsidiaries for working capital purposes and are not part of the Revolving Facility. The total amount available under the lines of credit amounted to $15.1 million at December 31, 2007.

Cash Flow and Plans to Manage Liquidity. Our business strategies include efforts to enhance our capital structure by further reducing our gross obligations. Further, we have placed the highest priority on accelerating the amount and speed of cash generated every day. Our efforts include leveraging our global manufacturing network by driving higher utilization rates and more productivity from our existing assets, accelerating commercialization initiatives across all of our businesses and realizing other global efficiencies. In addition, we may continue to exchange or repurchase Senior Notes or Debentures as described below.

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, and other factors.

In 2005, we had positive cash flow from operations despite continued payments in connection with restructurings and antitrust investigations and the continued use of cash for working capital to, among other things, build inventories. In 2006 and 2007, we had positive cash flow from operations primarily from improved operating results.

We expect 2008 cash flow from operations to be positively impacted by reduced interest expense of about $17 million related to our reduced Senior Note obligations, decreases in cash outlays for restructuring activities and the positive impact of our last anti-trust payment made in January 2007. We expect our cash flow from operations to be negatively impacted by higher raw material prices, higher accounts receivable balances as a result of favorable pricing for graphite electrodes, the payment of certain international deferred taxes, and planned pension and post retirement contributions.

Our debt and other obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations, including our incentive compensation program payout in the second quarter of 2008, thereby reducing funds available to us for other purposes. Our debt and these obligations make us more vulnerable to economic downturns in the event that these obligations are greater or timing of payment is sooner than expected.

Based on expected operating results and expected cash flows, we expect to be in compliance with financial covenants in 2008.

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

We may from time to time and at any time repurchase Senior Notes or Debentures in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. In the first quarter of 2007, we redeemed $135.0 million of our senior notes using proceeds from the sale of our cathode business. During the second quarter, we redeemed $50.0 million. During the third quarter of 2007 we redeemed an additional $50.0 million. These purchases were and in the future may be effected for cash (from cash and cash equivalents, borrowings under the Revolving Facility or new credit facilities, or proceeds from sale of debt or equity securities or assets), in exchange for common stock or other equity or debt securities, or a combination thereof. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets. Any such transactions may, individually or in the aggregate, be material.

In December 2007, our Board of Directors approved a share repurchase program authorizing the purchase of up to 3 million shares of our common stock. Share repurchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. We intend to fund any such share repurchases from available cash and cash flows. These share repurchases may be suspended or discontinued at any time.

Related Party Transactions. Since January 1, 2005, we have not engaged in or been a party to any material transactions with affiliates or related parties other than transactions with our current or former subsidiaries (including Carbone Savoie and AET) and compensatory transactions with directors and officers (including employee benefits, stock option and restricted stock grants, compensation deferral, executive employee loans and stock purchases).

Off-Balance Sheet Arrangements and Commitments. Since January 1, 2005, we have not undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

•	Interest rate caps, interest rate swaps, currency exchange rate contracts and natural gas contracts.

•

Commitments under non-cancelable operating leases that, at December 31, 2006, totaled no more than $2.5 million in each year and about $7.7 million in the aggregate, and at December 31, 2007, totaled no more than $2.1 million in each year and about $8.7 million in the aggregate.

•

Minimum required purchase commitments under our information technology outsourcing services agreement with CGI described above that, at December 31, 2006, totaled no more than $4.4 million in each year and about $18.8 million in the aggregate, and at December 31, 2007 totaled no more than $4.4 million in each year and about $14.4 million in the aggregate.

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

Cash flow provided by operating activities was $130.8 million in 2007. Net income after adding back the net effect of non-cash items, amounted to $184.8 million, including the loss from discontinued operations of $2.4 million. The non-cash items consisted of depreciation and amortization of $39.0 million, $4.2 million of deferred income taxes, $1.4 million of restructuring charges, a $29.9 million gain on the sale of assets, primarily due to the sale of our Caserta, Italy and Vyazma, Russia facilities, $3.3 million of interest expense, $5.6 million of post retirement plan changes, and $16.2 million of other charges, related primarily to non cash restricted stock and pension and other post retirement adjustments.

Such income was used in operating activities primarily as follows: a decrease in accounts and notes receivable, including the effects of factoring, of $16.0 million, a decrease in accounts payable and accruals of $4.9 million, a decrease in interest payable of $9.2 million associated with our lower debt levels and an increase in inventory of $27.3 million.

Other uses in 2007 consisted of $5.4 million for our final payment for the antitrust investigation and charges related lawsuits and claims, which was paid in January 2007, $6.9 million of restructuring costs related to severance and related payments and $16.9 million of other charges consisting primarily of pension and post-retirement contributions and payments.

Cash Flow (Used in) Provided by Investing Activities. Cash flow used in investing activities was $60.4 million in 2005. In 2006, cash provided by investing activities was $118.5 million. Cash flow used in investing activities was $27.0 million in 2007.

Cash used in investing activities was $60.4 million in 2005. Capital expenditures amounted to $48.1 million in 2005 and related primarily to graphite electrode productivity and production stability initiatives and other essential capital maintenance. Such uses were offset primarily by proceeds from the sale of derivative instruments and the sale of other assets. Other investing uses of $14.8 million pertained primarily to payments in connection with the sale of interest rate swaps. Such uses were partially offset by $1.4 million from the sale of certain assets.

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

Cash used in investing activities was $26.5 million in 2007. Capital expenditures were $50.8 million in 2007. During 2007, we paid $2.8 million for purchase price adjustments related to our cathodes sale in 2006, and had an increase in restricted cash related to the sale of our Caserta, Italy facility of $1.5 million. Payments made to secure and protect patents were $0.7 million. Payments made for the redemption of minority interest were $1.3 million, and payments for the dissolution of joint ventures were $0.2 million. These uses of cash were offset by $29.7 received from the sale of assets, and $1.2 million from the sale of investments.

Cash Flow (Used in) Provided by Financing Activities. Cash flow provided by financing activities was $36.2 million in 2005. In 2006, cash used in financing activities was $39.6 million. In 2007, cash used in financing activities was $199.9 million.

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

Cash used in financing activities was $199.9 million during 2007. This was due primarily to the repayment of $234.3 million of our Senior Notes. This was offset by $23.0 million related to the exercise of stock options, including the excess tax benefit of $8.4 million. Also, we incurred a $2.9 million financing obligation in relation to the sale-leaseback of a portion of our Vyazma, Russia facility.

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

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
Expenses relating to environmental protection	$12,525	$12,756	$17,233
Capital expenditures related to environmental protection	2,749	2,157	10,003

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

Reliance on Estimates. In preparing the Consolidated Financial Statements, we use and rely on estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for doubtful accounts, provisions for restructuring charges and contingencies, tax valuation allowances, evaluation of goodwill and other intangible assets, pension and postretirement benefit obligations and various other recorded or disclosed amounts, including inventory valuations. Estimates require us to use our judgment. While we believe that our estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, our assets, liabilities or results of operations may be overstated or understated.

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

Contingencies. We account for contingencies by recording an estimated loss when information available prior to issuance of the Consolidated Financial Statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the Consolidated Financial Statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as those relating to environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss is significantly different from the estimated loss, our results of operations may be overstated or understated. Legal costs expected to be incurred in connection with a loss contingency are expensed as incurred.

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

Stock-Based Compensation Plans. We account for stock-based compensation under SFAS No. 123(R). Accordingly, stock-based compensation expense is measured at the grant date, based on the fair market value of the award and recognized over the requisite service period. The fair value of restricted stock is based on the trading price of our common stock on the date of grant, less required adjustments to reflect dividends paid and expected forfeitures or cancellations of awards throughout the vesting period, which ranges between one and three years. Our stock option compensation expense calculated under the fair value method, using a Black Scholes model, is recognized over the weighted average remaining vesting period.

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

Currency Rate Management. We enter into foreign currency instruments to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments, which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value.

During 2006, we entered into two contracts to minimize foreign currency exposure against the Euro. Both contracts expired in 2006. As a result, at December 31, 2006, we had no such contracts outstanding. Gains and losses associated with these contracts amounted to a gain of $1.3 million in 2005, and a loss of $0.4 million in 2006. We did not enter into any such contracts during 2007.

Commercial Energy Rate Management. We have in the past entered into, and may in the future enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at December 31, 2007 were a payable of $0.1 million.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin and changes in interest rates on interest expense. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for 2007 by about $15.5 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by a nominal amount for the year ended December 31, 2007 as our debt is primarily fixed rate.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Date: February 29, 2008

/S/ CRAIG S. SHULAR
Craig S. Shular,
Chief Executive Officer, President and Chairman of the Board

/S/ MARK R. WIDMAR
Mark R. Widmar,
Chief Financial Officer and Vice President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GrafTech International Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' (deficit) equity and cash flows present fairly, in all material respects, the financial position of GrafTech International Ltd. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in notes 3 and 11 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

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

Cleveland, Ohio

February 29, 2008

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	At December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$149,517	$54,741
Accounts and notes receivable, net of allowance for doubtful accounts of $3,186 at December 31, 2006 and $2,971 at December 31, 2007	166,528	158,486
Inventories	239,129	285,433
Prepaid expenses and other current assets	14,071	10,133

Total current assets	569,245	508,793

Property, plant and equipment	889,389	881,067
Less: accumulated depreciation	599,636	564,613

Net property, plant and equipment	289,753	316,454
Deferred income taxes	6,326	7,144
Goodwill	9,822	9,683
Other assets	29,253	23,080
Assets held for sale	1,802	—
Restricted cash	—	1,547

Total assets	$906,201	$866,701

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$62,094	$58,975
Interest payable	18,872	9,633
Short-term debt	458	1,014
Accrued income and other taxes	41,099	29,996
Other accrued liabilities	98,068	104,066

Total current liabilities	220,591	203,684

Long-term debt:
Principal value	657,714	423,234
Fair value adjustments for hedge instruments	6,421	2,421
Unamortized bond premium	1,265	481

Total long-term debt	665,400	426,136

Other long-term obligations	103,408	94,010
Deferred income taxes	27,000	30,171
Minority stockholders’ equity in consolidated entities	3,722	—
(see Contingencies – Note 14)
Stockholders’ (deficit) equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 150,000,000 shares authorized, 101,433,949 shares issued at December 31, 2006 and 105,169,507 shares issued at December 31, 2007	1,026	1,052
Additional paid-in capital	950,023	988,662
Accumulated other comprehensive loss	(312,763)	(278,316)
Accumulated deficit	(660,153)	(506,666)
Less: cost of common stock held in treasury, 2,501,201 shares at December 31, 2006 and 2007	(85,197)	(85,197)
Less: common stock held in employee benefit and compensation trusts, 472,566 shares at December 31, 2006 and 471,373 shares at December 31, 2007.	(6,856)	(6,835)

Total stockholders’ (deficit) equity	(113,920)	112,700

Total liabilities and stockholders’ (deficit) equity	$906,201	$866,701

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2005	2006	2007
Net sales	$773,028	$855,433	$1,004,818
Cost of sales	559,268	612,298	673,833

Gross profit	213,760	243,135	330,985

Research and development	7,405	10,558	8,550
Selling and administrative expenses	84,840	101,415	90,467
Restructuring charges	9,544	9,956	1,369
Impairment loss on long-lived assets	2,904	10,464	—
Antitrust investigations and related lawsuits and claims	—	2,513	—
Other (income) expense, net	19,033	(6,555)	(8,080)
Interest expense	43,682	46,524	35,949
Interest income	(1,094)	(957)	(1,680)

	166,314	173,918	126,575

Income from continuing operations before provision for income taxes and minority stockholders’ share of income	47,446	69,217	204,410
Provision for income taxes	167,950	27,085	48,327

Income (loss) from continuing operations before minority interest	(120,504)	42,132	156,083
Less: minority stockholders’ share of income (loss)	37	(268)	(50)

Income (loss) from continuing operations	(120,541)	42,400	156,133
Income (loss) from discontinued operations, (including gain from sale of discontinued operations of $58,631 in 2006), net of tax	(4,639)	48,934	(2,432)

Net income (loss)	$(125,180)	$91,334	$153,701

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$(1.23)	$0.43	$1.55
Income (loss) per share from discontinued operations	(0.05)	0.50	(0.02)

Net income (loss) per share	$(1.28)	$0.93	$1.53

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$(1.23)	$0.43	$1.39
Income (loss) per share from discontinued operations	(0.05)	0.43	(0.02)

Net income (loss) per share	$(1.28)	$0.86	$1.37

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2005	2006	2007
Cash flow from operating activities:
Net income (loss)	$(125,180)	$91,334	$153,701

Adjustments to reconcile net income (loss) to cash provided by operations:
(Income) loss from discontinued operations (including gain from the sale of discontinued operations of $58,631 in 2006), net of tax	4,639	(48,934)	2,432
Depreciation and amortization	36,926	39,124	39,005
Deferred income taxes	154,819	1,457	4,213
Antitrust investigations and related lawsuits and claims	(119)	258	—
Restructuring charges	9,729	9,956	1,369
Impairment loss on long-lived assets	2,904	10,464	—
Interest expense	1,596	2,664	3,392
Post retirement plan changes	(14,000)	(12,799)	(5,637)
Gain on sale of assets	(748)	(3,974)	(29,861)
Fair value adjustments	(2,050)	—	—
Other charges, net	12,183	7,271	16,187
(Increase) decrease in working capital (see * on next page)	(61,787)	(23,907)	(36,676)
(Increase) decrease long-term assets and liabilities	(10,923)	(8,733)	(17,353)

Net cash provided by operating activities	7,989	64,181	130,772

Cash flow from investing activities:
Capital expenditures	(48,071)	(46,035)	(50,817)
Patent capitalization	(797)	(875)	(659)
Cost of interest rate swap termination	(14,800)	—	—
Purchase of derivative instruments	—	(266)	(144)
Sale of derivative investments	1,913	—	—
Proceeds from sale of assets	1,374	14,394	29,745
Proceeds from sale of discontinued operations net of purchase price adjustments	—	151,320	(2,794)
Increase in restricted cash	—	—	(1,547)
Sale of investments	—	—	1,151
Payments for dissolution of joint venture	—	—	(200)
Payments for minority share redemption	—	—	(1,260)

Net cash (used in) provided by investing activities	(60,381)	118,538	(26,525)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	1,881	(772)	414
Revolving Facility borrowings	171,138	510,042	241,625
Revolving Facility payments	(131,562)	(549,088)	(241,922)
Long-term debt borrowings	306	—	—
Long-term debt reductions	(338)	—	(234,310)
Proceeds from exercise of stock options	—	462	22,994
Purchase of treasury shares	—	(212)	—
Payments for financing costs	(5,241)	—	—
Excess tax benefit from stock-based compensation	—	—	8,372
Proceeds from long-term financing obligation	—	—	2,940

Net cash provided by (used in) financing activities	36,184	(39,568)	(199,887)

Net (decrease) increase in cash and cash equivalents	(16,208)	143,151	(95,640)
Effect of exchange rate changes on cash and cash equivalents	(1,308)	398	864
Cash and cash equivalents at beginning of period	23,484	5,968	149,517

Cash and cash equivalents at end of period	$5,968	$149,517	$54,741

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest expense	43,547	48,206	41,322
Income taxes	28,183	17,604	68,089
Non-cash operating, investing and financing activities:
Common stock issued to savings and pension plan trusts	1,622	1,830	2,784

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2005	2006	2007
*Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable, net	$(2,174)	$17,901	$16,309
Effect of factoring of accounts receivable	13,095	(12,213)	276
Inventories	(45,430)	(5,909)	(27,277)
Prepaid expenses and other current assets	(1,018)	(396)	422
Payment for antitrust investigations and related lawsuits and claims	(16,900)	(23,314)	(5,380)
Restructuring payments	(6,670)	(14,842)	(6,884)
Increase (decrease) in accounts payables and accruals	(2,597)	14,823	(4,903)
Increase (decrease) in interest payable	(93)	43	(9,239)

Increase in working capital	$(61,787)	$(23,907)	$(36,676)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Dollars in thousands, except per share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ (Deficit) Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2005	100,520,240	1,017	941,075	(276,465)	$(626,307)	(85,583)	(6,709)	(52,972)

Comprehensive income (loss):
Net income	—	—	—	—	(125,180)	—	—	(125,180)	$(125,180)
Other comprehensive income:
Minimum pension liability	—	—	—	(17,326)	—	—	—	(17,326)	(17,326)
Unrealized losses on securities	—	—	—	41	—	—	—	41	41
Foreign currency translation adjustments	—	—	—	(17,679)	—	—	—	(17,679)	(17,679)

Total comprehensive income (loss)									$(160,144)

Stock-based compensation	—	—	1,890	—	—	—	—	1,890
Treasury stock	—	—	—	—	—	(38)	—	(38)
Stock held in employee benefit and compensation trusts	—	—	—	—	—	—	65	65
Common stock issued to savings and pension plan trusts	301,194	6	1,616	—	—	—	—	1,622

Balance at December 31, 2005	100,821,434	$1,023	$944,581	$(311,429)	$(751,487)	$(85,621)	$(6,644)	$(209,577)

Comprehensive income (loss):
Net income	—	—	—	—	91,334	—	—	91,334	$91,334
Other comprehensive income:
Minimum pension liability	—	—	—	21,882	—	—	—	21,882	21,882
Unrealized losses on securities	—	—	—	8	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	16,652	—	—	—	16,652	16,652

Total comprehensive income (loss)									$129,876

Adjustment to initially apply SFAS No. 158	—	—	—	(39,876)	—	—	—	(39,876)
Stock-based compensation	233,061	—	3,153	—	—	—	—	3,153
Treasury stock	—	—	—	—	—	424	—	424
Stock held in employee benefit and compensation trusts	—	—	—	—	—	—	(212)	(212)
Common stock issued to savings and pension plan trusts	309,454	3	1,827	—	—	—	—	1,830
Sale of common stock under stock options	70,000	—	462	—	—	—	—	462

Balance at December 31, 2006	101,433,949	$1,026	$950,023	$(312,763)	$(660,153)	$(85,197)	$(6,856)	$(113,920)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

(Dollars in thousands, except per share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ (Deficit) Equity	Total Comprehensive Income (Loss)
Comprehensive income (loss):
Net income	—	—	—	—	153,701	—	—	153,701	$153,701
Adjustment to initially adopt FIN 48	—	—	—	—	(214)	—	—	(214)
Other comprehensive income:
Actuarial gain	—	—	—	4,284	—	—	—	4,284	4,284
Amortization of initial net asset	—	—	—	(163)	—	—	—	(163)	(163)
Amortization of prior service credit	—	—	—	(11,084)	—	—	—	(11,084)	(11,084)
Amortization of net loss	—	—	—	5,173	—	—	—	5,173	5,173
Plan settlements	—	—	—	4,669	—	—	—	4,669	4,669
Unrealized losses on securities	—	—	—	(80)	—	—	—	(80)	(80)
Foreign currency translation adjustments	—	—	—	31,648	—	—	—	31,648	31,648

Total comprehensive income (loss)									$188,148

Stock-based compensation	695,407	—	4,506	—	—	—	—	4,506
Stock held in employee benefit and compensation trusts	—	—	—	—	—	—	21	21
Common stock issued to savings and pension plan trusts	235,510	17	2,767	—	—	—	—	2,784
Sale of common stock under stock options	2,804,641	9	31,366	—	—	—	—	31,375

Balance at December 31, 2007	105,169,507	$1,052	$988,662	$(278,316)	$(506,666)	$(85,197)	$(6,835)	$112,700

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise noted)

(1) DISCUSSION OF BUSINESS AND STRUCTURE

We have four major product categories: graphite electrodes, carbon refractories, advanced graphite materials and natural graphite, which are reported in the following segments:

•	Graphite electrode, which primarily serves the steel industry and includes graphite electrode product operations and related services.

•	Advanced graphite materials, which includes primary and specialty products for transportation, solar, oil and gas exploration, and other markets.

•	Other businesses, which includes natural graphite and refractories.

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

At of December 31, 2007, we had $1.5 million of restricted cash related to the sale of our Caserta, Italy facility during the second quarter of 2007. This restricted cash represents the portion of the purchase price placed in escrow as security for the completion of certain environmental remediation activities.

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

Allowance for Doubtful Accounts

A considerable amount of judgment is required in assessing the realizability of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. The allowance for doubtful accounts amounted to $3.2 million and $3.0 million at December 31, 2006 and 2007, respectively.

Capitalized Interest

We capitalize interest expense during the new construction or upgrade of qualifying assets. We capitalized $1.0 million, $0.8 million, and $0.2 million of interest expense in 2005, 2006, and 2007, respectively.

Capitalized Bank Fees

We capitalize bank fees upon the incurrence of debt. At December 31, 2006 and December 31, 2007, capitalized bank fees amounted to $18.5 million and $10.2 million, respectively. We amortize such amounts over the life of the respective debt instrument. The estimated useful life may be adjusted upon the occurrence of a triggering event. The expense associated with capitalized bank fees amounted to $5.1 million in 2005, $3.7 million in 2006, and $8.3 million in 2007, respectively. The 2007 expense includes $5.1 million for the accelerated amortization of debt issuance fees related to the Senior Notes.

Derivative Financial Instruments

We do not use derivative financial instruments for trading purposes. They are used to manage well- defined commercial energy contract risks and currency exchange rate risks.

In conjunction with the issuance of the Debentures, we incurred an embedded derivative financial instrument associated with the redemption option and the related make-whole provision (the “Redemption Make- Whole Option”) contained in the Debentures. The embedded derivative financial instrument was classified as a derivative liability upon issuance and was included in the other long-term obligations in the Consolidated Balance Sheets. As of January 1, 2006, this derivative liability no longer requires separate accounting from the convertible debenture under Derivative Implementation Group Issue No. B39, “Embedded Derivatives: Application of Paragraph 13 (b) to Call Options that are Exercisable Only by the Debtor.”

We also enter into foreign currency instruments to manage exposure to changes in currency exchange rates. These instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. Changes in market values related to these contracts are recognized in other (income) expense, net, on the Consolidated Statements of Operations.

We enter into short duration fixed rate natural gas purchase contracts with certain of our natural gas suppliers in order to mitigate commodity price risk. In addition, we may enter into natural gas derivative contracts to effectively fix a portion of our natural gas cost exposure. Natural gas derivative contracts are carried at market value. These contracts are treated as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in market values are recorded as part of other comprehensive income in the Consolidated Balance Sheet.

Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

Income Taxes

Deferred income taxes are accounted for utilizing Statement of Financial Accounting Standards No. FAS 109 (SFAS 109), “Accounting for Income Taxes”. SFAS 109 requires an asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured by enacted tax rates. When appropriate, a valuation allowance is recorded when it is determined that it is more likely than not that any portion of a recorded deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109’.” (“FIN 48”). FIN 48 clarifies the recognition, measurement, presentation and disclosure in the company’s financial statements of uncertain tax positions taken or expected to be taken in a tax return. Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination. We have adopted FIN 48 as of January 1, 2007. For further information, refer to the Note to Consolidated Financial Statements” No. 15- Income Taxes.

Stock-Based Compensation Plans

Effective January 1, 2006, we adopted SFAS No. 123(R), which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective transition method. Accordingly, stock-based compensation expense is measured at the grant date, based on the fair market value of the award and recognized over the requisite service period. Also, in accordance with the modified prospective transition method, our condensed Consolidated Financial Statements for the periods prior to 2006 have not been restated to reflect this adoption. The fair value of restricted stock is based on the trading price of our common stock on the date of grant, less required adjustments to reflect dividends paid and expected forfeitures or cancellations of awards throughout the vesting period, which ranges between one and three years. Our stock option compensation expense calculated under the fair value method, using a Black Scholes model, is recognized over the weighted average remaining vesting period. We are accounting for the utilization of windfall tax benefits based on tax law ordering.

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

Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $12.5 million in 2005, $12.8 million in 2006, and $17.2 million in 2007. The accrued liability relating to environmental remediation was $8.0 million at December 31, 2006 and $8.3 million at December 31, 2007. When payments are fixed or determinable, the liability is discounted using a rate at which the payments could be effectively settled. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. Our environmental liabilities do not take into consideration possible recoveries of insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where we may be potentially liable, future expenses to remediate sites could be considerably higher than the accrued liability.

Foreign Currency Translation

We account for our non-U.S. subsidiaries under SFAS No. 52, “Foreign Currency Translation.” Accordingly, except for highly inflationary countries, the assets and liabilities of our non-U.S. subsidiaries are translated into dollars for consolidation and reporting purposes. Foreign currency translation adjustments are generally recorded as part of stockholders’ (deficit) equity and identified as part of accumulated other comprehensive loss on the Consolidated Balance Sheets until such time as the operations of such non-U.S. subsidiaries are sold or substantially or completely liquidated.

We account for our Russian and Mexican subsidiaries using the dollar as the functional currency, as sales and purchases are predominantly dollar-denominated. Our remaining subsidiaries use their local currency as their functional currency.

We also record foreign currency transaction gains and losses as part of other (income) expense, net, on the Consolidated Statements of Operations.

We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. These loans are subject to translation gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ (deficit) equity section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, translation gains and losses on these loans are recorded as currency (gains/losses) in other (income) expense, net, on the Consolidated Statements of Operations.

Software Development Costs

In connection with our development and implementation of global enterprise resource planning systems with advanced manufacturing, planning and scheduling software, we capitalized certain computer software costs after technological feasibility is established. These capitalized costs are amortized utilizing the straight-line method over the economic lives of the related products. Total costs capitalized as of

December 31, 2006 and 2007 amounted to $10.7 million and $11.0 million, respectively. Amortization expense was $1.4 million for 2005, $1.3 million for 2006, and $1.4 million for 2007.

Restructuring

We account for restructuring activities based on the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As such, liabilities for costs associated with exit or disposal activities are recognized when the liability is incurred.

Intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In the 2007 fourth quarter, we performed a goodwill impairment review under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets” and the result of this review did not require our existing goodwill to be written down. Goodwill amounted to $9.8 million at December 31, 2006 and $9.7 million at December 31, 2007. The goodwill pertains to our graphite electrode segment.

Patents, net of accumulated amortization, amounted to $3.4 million at December 31, 2006 and $3.1 million at December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Post Retirement Plans.” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in a funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement was effective as of the end of the fiscal year ending after December 15, 2006. We have adopted SFAS No. 158 as of December 31, 2006. Additional information with respect to the adoption of this standard is set forth in Note 11 to the consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 requires disclosure of information that enables users of the financial statements to assess the inputs used to develop fair value measurements and, for recurring fair value measurements using significant unobservable inputs, the effects of the measurements on earnings for the period. This statement is effective for fiscal years beginning after November 15, 2007. A one year deferral has been granted for the implementation of SFAS No. 157 for non financial assets and liabilities. We have not yet determined whether SFAS No. 157 will have a material impact on our financial condition, results of operations, or cash flow. However, we believe we will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of 2008.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement (1) permits fair value translation for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; and (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that began after September 15, 2006. The fair value election of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133, prior to the adoption of this Statement. We have adopted this Statement effective January 1, 2007. The adoption of SFAS No. 155 did not have an impact on our consolidated results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. See Note 15 for more information.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on our consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact SFAS No. 160 will have on our consolidated financial statements.

(4) SEGMENT REPORTING

Reportable Segments. Our businesses report in the following reportable segments:

Graphite Electrode. Our graphite electrode segment manufactures and delivers high quality graphite electrodes and related services. Electrodes are key components of the conductive power systems used to produce steel and other non-ferrous metals.

Advanced Graphite Materials. Advanced graphite materials include primary and specialty products for transportation, solar, and oil and gas exploration industries.

Other Businesses. Other businesses include natural graphite products and refractories.

Inter-segment sales and transfers are not material. The accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole.

The following tables summarize financial information concerning our reportable segments.

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
Net sales to external customers:
Graphite electrode	$582,472	$670,012	$812,325
Advanced graphite materials	88,541	103,738	114,423
Other businesses	102,015	81,683	78,070

Total net sales	$773,028	$855,433	$1,004,818

Segment operating income:
Graphite electrode	$95,024	$113,576	$209,799
Advanced graphite materials	14,597	11,913	20,453
Other businesses	(554)	(14,747)	347

Total segment operating income	$109,067	$110,742	$230,599

Reconciliation of segment operating income to income from continuing operations before provision for income taxes and minority stockholders’ share of income
Other (income) expense, net	19,033	(6,555)	(8,080)
Antitrust investigations, related lawsuits and claims, charges	—	2,513	—
Interest income	(1,094)	(957)	(1,680)
Interest expense	43,682	46,524	35,949

Income from continuing operations before provision for income taxes and minority stockholders’ share of income	$47,446	$69,217	$204,410

Assets are managed based on geographic location because certain reportable segments share certain facilities. Assets by reportable segment are estimated based on the value of long-lived assets at each location and the sales mix to third party customers at that location.

	At December 31,
	2006	2007
	(Dollars in thousands)
Long-lived assets (b):
Graphite electrode.	$240,281	$262,683
Advanced graphite materials	36,100	39,728
Other businesses	23,194	23,726

Total long-lived assets	$299,575	$326,137

The following tables summarize information as to our operations in different geographic areas.

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
Net sales (a):
U.S.	$263,208	$263,652	$255,697
Canada	4,469	12,461	13,102
Mexico	47,936	38,276	49,225
Brazil	53,400	64,392	84,146
France	74,890	81,268	107,633
Italy	26,243	31,057	30,968
Switzerland	152,834	185,802	262,226
South Africa	75,947	75,719	86,034
Spain	22,066	35,517	43,438
Other countries	52,035	67,289	72,349

Total	$773,028	$855,433	$1,004,818

(a)	Net sales are based on location of seller.

	At December 31,
	2006	2007
	(Dollars in thousands)
Long-lived assets (b):
U.S.	$71,060	$74,460
Mexico	59,970	60,976
Brazil	38,358	43,668
France	48,783	55,773
Spain	36,302	43,882
South Africa	39,406	40,763
Switzerland	890	811
Other countries	4,806	5,804

Total	$299,575	$326,137

(b)	Long-lived assets represent fixed assets, net of accumulated depreciation and goodwill.

(5) LONG-TERM DEBT AND LIQUIDITY

The following table presents our long-term debt.

	At December 31,
	2006	2007
	(Dollars in thousands)
Revolving Facility	$—	$—
Senior Notes:
Senior Notes due 2012	434,631	199,649
Fair value adjustments for terminated hedge instruments*	6,421	2,421
Unamortized bond premium	1,265	481

Total Senior Notes	442,317	202,551
Debentures	222,233	222,905
Other European debt	850	680

Total	$665,400	$426,136

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

The aggregate maturities of long-term debt (excluding the fair value adjustments to debt and unamortized bond premium relating to the Senior Notes and including the original value of the derivative liability relating to the Debentures redemption feature with a make-whole provision) for each of the four years subsequent to 2007 and thereafter are set forth in the following table:

2008	2009	2010	2011	2012 (and thereafter)	Total
(Dollars in thousands)
$1,070	$238	$137	$61	$424,837	$426,343

At December 31, 2006 and 2007, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facilities, as applicable.

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

The obligations under the Revolving Facility are secured (with certain exceptions) by all of the assets of GrafTech Finance (except the unsecured intercompany term notes and unsecured intercompany term note guarantees created under, and pledged in part to secure, the Senior Notes). The obligations under the Revolving Facility are guaranteed (with certain exceptions) by GTI, each of our other domestic subsidiaries and our Swiss subsidiary, our French holding company, our French operating company, and our United Kingdom subsidiary. These guarantees and any intercompany loans of proceeds of borrowings under the Revolving Facility are secured (with certain exceptions) by all of the assets of the respective guarantors and subsidiary borrowers.

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

The amount outstanding under the Credit Agreement (including any debt incurred under the accordion feature) at any time may not exceed a specified base credit limit. The intent of this provision is to seek to reduce credit availability under the Credit Agreement to the extent that there is a net diminution in the value of domestic or Swiss collateral. This provision would not affect the Revolving Facility until net diminution exceeded $110.0 million. As of December 31, 2007, we were well below this $110.0 million threshold.

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

•	the date on which GTI ceases to own, directly or indirectly, all of the voting power of GrafTech Global, GTIH and GrafTech Finance.

GTI, GrafTech Global and GTIH and other U.S. subsidiaries that collectively hold a substantial majority of our U.S. assets have guaranteed the Senior Notes on a senior unsecured basis, except for the guarantee by GTIH. Additional information with respect to the guarantees and the pledge is set forth in Note 18 to the Consolidated Financial Statements.

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

During 2007, we redeemed $235.0 million of the outstanding principal of the Senior Notes. In connection with the redemptions, we incurred a $13.0 million loss on the extinguishment of debt, which includes $12.1 million related to the call premium and $0.9 million of charges for accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Notes.

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

A holder may require GTI to repurchase some or all of its Debentures (i) on January 15, 2011, January 15, 2014 or January 15, 2019, or (ii) if we experience a “fundamental change” at a repurchase price equal to 100% of principal amount, plus accrued and unpaid interest and liquidated damages, if any. For this purpose, a fundamental change occurs on:

•	the date on which a change in control (which has the same meaning as under the Senior Notes) occurs; or

•

subject to certain exceptions, the date on which our common stock ceases to be listed on a U.S. national or regional securities exchange or approved for trading on the NASDAQ National Market or similar system of automated dissemination of quotations of securities prices.

GrafTech Finance, GrafTech Global and GrafTech International and other U. S. subsidiaries that together hold a substantial majority of our U. S. assets have guaranteed the Debentures on a senior unsecured basis. Additional information with respect to the guarantees is set forth in Note 18 to the Consolidated Financial Statements.

Events of default under the Debentures are similar to those under the Senior Notes.

(6) FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined commercial energy contract, interest rate and currency exchange rate risks. We do not use derivative financial instruments for trading purposes.

Commercial Energy Rate Contracts

We enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. These contracts are treated as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The outstanding contracts at December 31, 2006 were a payable of $0.2 million. The outstanding contracts at December 31, 2007 were a payable of $0.1 million.

Foreign Currency Contracts

At December 31, 2006 and December 31, 2007, we had no such contracts outstanding. These contracts are marked-to-market monthly and gains and losses are recorded in other (income) expense, net, on the Consolidated Statements of Operations. Gains and losses associated with these contracts amounted to a gain of $1.3 million in 2005, and a loss of $0.4 million in 2006. We did not enter into any such contracts during 2007.

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

During the first quarter of 2005, we sold $15.0 million notional amount of undesignated swaps and paid a nominal fee. Additionally, we sold $150.0 million notional amount of our fair value hedge swaps and paid $3.0 million in cash. Immediately thereafter, we repurchased $150 million notional amount of fair value hedge swaps with a different counterparty. During the second quarter of 2005, we sold $285.0 million notional amount of swaps and paid $4.8 million. During the fourth quarter of 2005, we sold $150.0 million notional amount of swaps and paid $6.8 million. As a result of these transactions, at December 31, 2005, we had no notional amount of swaps outstanding. We did not enter into any such arrangements during 2006 or 2007.

During 2007, we had almost no variable interest rate obligations. At December 31, 2006 and 2007, the Senior Notes were at a fixed rate of 10.25% per annum.

When we sell a fair value hedge swap, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. At December 31, 2006 and 2007, the principal value of our debt was increased by $6.4 million and $2.4 million, respectively, as a result of gains realized from previously sold swaps, and was recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.” There were no current hedge instruments during 2006 and 2007.

Additional information with respect to the impact of our swaps on interest expense is set forth in Note 7 to the Consolidated Financial Statements.

During 2005, we entered into agreements with financial institutions that were intended to limit, or cap, our exposure to the incurrence of additional interest expense due to increases in variable interest rates. During 2005, we sold all of our outstanding interest rate caps. All of our interest rate caps were market-to-market monthly. Gains and losses were recorded in other (income) expense, net, on the Consolidated Statements of Operations. The fair value adjustment on caps was a $0.5 million loss for 2005. We did not enter into any such agreements during 2006 or 2007.

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

Cash and cash equivalents, short-term notes and accounts receivable, accounts payable and other current payables – The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt – Fair value of long-term debt was $652.3 million at December 31, 2006 and $479.9 million at December 31, 2007.

Foreign currency contracts – Foreign currency contracts are carried at market value. We did not have any such contracts outstanding at December 31, 2006 or December 31, 2007.

Natural gas contracts – Natural gas contracts are carried at market value. The outstanding contracts at December 31, 2006 and 2007 were a payable of $0.2 million and $0.1 million, respectively.

(7) INTEREST EXPENSE

The following table presents an analysis of interest expense:

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
Interest incurred on debt	$42,222	$42,518	$32,394
Interest rate swap benefit	(1,914)	—	—
Amortization of fair value adjustments for terminated hedge instruments	(1,744)	(982)	(605)
Amortization of debt issuance costs	3,569	3,705	3,222
Interest on DOJ antitrust fine, including imputed interest	507	222	5
Amortization of premium on Senior Notes	(190)	(211)	(116)
Amortization of discount on Debentures	885	654	670
Interest incurred on other items	347	618	379

Total interest expense from continuing operations	43,682	46,524	35,949
Interest allocated to discontinued operations	9,034	9,736	—

Total interest expense	$52,716	$56,260	$35,949

Interest rates

At December 31, 2005, the Revolving Facility had an effective interest rate of 6.8%, our $434.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225.0 million principal amount of Debentures had a fixed rate of 1.625%.

At December 31, 2006, the Revolving Facility had an effective interest rate of 7.6%, our $434.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225.0 million principal amount of Debentures had a fixed rate of 1.625%.

At December 31, 2007, the Revolving Facility had an effective interest rate of 6.2%, our $199.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225.0 million principal amount of debentures had a fixed rate of 1.625%.

(8) OTHER (INCOME) EXPENSE, NET

The following table presents an analysis of other (income) expense, net:

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
Loss on extinguishment of debt	$1,557	$—	$13,046
Brazil sales tax provision	—	(1,465)	—
Currency (gains) losses	17,016	(7,316)	2,078
Bank and other financing fees	2,108	1,913	2,327
Loss on sale of accounts receivable	163	518	572
Legal, environmental and other related costs	2,814	3,511	2,930
Employee benefit curtailment, settlement and other	(145)	551	—
Fair value adjustments on debt instruments	(2,175)	—	—
Foreign currency exchange rate contracts (gains) losses	(1,268)	—	—
Gain on sale of assets	(1,094)	(5,659)	(25,963)
Sale of litigation rights	—	—	(1,151)
Sale of investments	—	—	(570)
Other	57	1,392	(1,349)

Total other (income) expense, net	$19,033	$(6,555)	$(8,080)

We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2006 and 2007, the aggregate principal amount of these loans was $450.7 million and $493.5 million, respectively (based on currency exchange rates in effect at such date). These loans are subject to translation gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, translation gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ (deficit) equity section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, translation gains and losses on these loans are recorded as currency (gains) losses in other income (expense), net, on the Consolidated Statements of Operations. In 2005, we had a net total of $17.0 million of currency losses, including $14.6 million of exchange losses due to the translation of intercompany loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency. In 2006, we had a net total of $7.3 million of currency gains due to translation. In 2007, we had a net total of $2.1 million of currency losses due to translation of inter-company loans and translation of financial statements of foreign subsidiaries which use the dollar as their functional currency.

During 2007, we redeemed a total of $235.0 million of the outstanding principal amount of the Senior Notes. In connection with these redemptions, we incurred a $13.0 million loss on the extinguishment of debt, which includes $12.1 million related to the call premium and $0.9 million of charges for the accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes.

During the second quarter of 2007, we sold land and certain assets related to our former graphite electrode manufacturing facility in Caserta, Italy. The gain recognized on this sale was $23.7 million. Approximately $1.5 million of the purchase price has been placed in escrow as security for the completion of certain activities related to remediation and landfill closure at this facility, which is shown as restricted cash in the Consolidated Balance Sheet as of December 31, 2007. The sale agreement provides that, upon completion of certain milestones in the remediation and landfill closure activities, portions of the escrowed amounts shall be paid to us.

During the third quarter, we completed the sale of our subsidiary located in Vyazma, Russia for approximately $8.0 million. The gain on this sale is $1.3 million. As part of the transaction, we entered into a lease for a portion of the facility. This lease did not meet the criteria for sales-leaseback accounting under the provisions of SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases – An

Amendment of FASB Statements No. 13, 66, and 91 and a Rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11”, and therefore, we recorded a $3.0 million financing obligation for the portion of the sales price received related to the leased area. As of December 31, 2007, $2.9 million of this balance was outstanding.

(9) SUPPLEMENTARY BALANCE SHEET DETAIL

The following tables present supplementary balance sheet details:

	At December 31,
	2006	2007
	(Dollars in thousands)
Accounts and notes receivable, net:
Trade	$149,311	$146,032
Other	20,403	15,425

	169,714	161,457
Allowance for doubtful accounts	(3,186)	(2,971)

	$166,528	$158,486

Inventories:
Raw materials and supplies	$79,277	$97,009
Work in process	123,162	132,709
Finished goods	41,039	57,183

	243,478	286,901
Reserves	(4,349)	(1,468)

	$239,129	$285,433

Property, plant and equipment:
Land and improvements	$23,415	$24,337
Buildings	122,459	120,667
Machinery and equipment and other	718,794	711,271
Construction in progress	24,721	24,792

	$889,389	$881,067

Other accrued liabilities:
Accrued vendors payable	$33,296	$42,483
Payrolls (including incentive programs)	28,873	25,833
Employee compensation and benefits	11,439	14,610
Liabilities and expenses associated with antitrust investigations and related lawsuits and claims	5,375	—
Freight	2,003	3,134
Price adjustments	1,484	4,866
Restructuring	6,617	1,283
Other	8,981	11,857

	$98,068	$104,066

	At December 31,
	2006	2007
	(Dollars in thousands)
Other long term obligations:
Postretirement benefits	$37,650	$36,175
Pension and related benefits	38,504	22,294
Long-term environmental liabilities	6,045	6,355
Deferred compensation	6,136	5,902
French profit sharing	3,998	6,586
Brazil VAT taxes	8,444	13,990
Restructuring	1,256	1,347
Other	1,375	1,361

	$103,408	$94,010

The following table presents an analysis of the allowance for doubtful accounts:

	At December 31,
	2005	2006	2007
	(Dollars in thousands)
Balance at beginning of year	$4,001	$3,132	$3,186
Additions	479	1,571	338
Deductions	(1,348)	(1,517)	(553)

Balance at end of year	3,132	3,186	2,971

(10) LEASES AND OTHER LONG TERM OBLIGATIONS

Lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
2008	$2,019
2009	1,507
2010	1,145
2011	992
2012	946
After 2012	396

Total lease and rental expenses under non-cancelable operating leases extending one year or more were about $4.1 million in 2005, $2.8 million in 2006, and $1.3 million in 2007.

During 2001, we outsourced our information technology function to CGI Group Inc. (“CGI”). Under this ten-year agreement, CGI manages our data services, networks, desktops and telecommunications. This contract was amended in the third quarter of 2005, effectively reducing the scope of services provided by CGI. The following schedule sets forth the future payments for base services.

(Dollars in thousands)
2008	4,388
2009	4,388
2010	4,388
2011	1,250
2012	—
After 2012	—

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

Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

The incremental effect of applying SFAS No. 158 in individual line items in the Consolidated Balance Sheet as of December 31, 2006 was as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(Dollars in thousands)
Other assets	$54,915	$(25,662)	$29,253

Other long-term obligations	(92,002)	(11,406)	(103,408)
Deferred income taxes	(24,192)	(2,808)	(27,000)

Accumulated other comprehensive loss	(272,887)	(39,876)	(312,763)

Defined Benefit Plans

Until February 25, 1991, we participated in the U.S. retirement plan of Union Carbide Corporation (“Union Carbide”). Effective February 26, 1991, we formed our own U.S. retirement plan which covers substantially all U.S. employees. Retirement and death benefits related to employee service through February 25, 1991 are covered by the Union Carbide plan. Benefits paid by the Union Carbide plan are based on final average pay through February 25, 1991, plus salary increases (not to exceed 6% per year) until January 26, 1995 when Union Carbide ceased to own at least 50% of the equity of GTI. All our employees who retired prior to February 25, 1991 are covered under the Union Carbide plan. Pension benefits under our plan are based primarily on years of service and compensation levels prior to retirement. Prior to January 1, 2002, our plan was a defined benefit plan. Effective January 1, 2002, a new defined contribution plan was established for U.S. employees. Some employees had the option to remain in the defined benefit plan for an additional period of up to five years. Those employees without the option to remain in the defined benefit plan for an additional five years began participating in the defined contribution plan and their benefits under the defined benefit plan were frozen as of December 31, 2001. Those employees with the initial option to remain in the defined benefit plan began participating in the defined contribution plan as of April 1, 2003 and their benefits under the defined benefit plan were frozen as of March 31, 2003. Effective March 31, 2003, we froze the qualified defined benefit plan for our remaining U.S. employees and closed our non-qualified U.S. defined benefit plan for the participating salaried workforce. Under the new defined contribution plan, during 2005 and 2006, we made quarterly contributions to each individual employee’s account equal to 2.5% of the employee’s pay up to the social security wage base ($90,000 in 2005 and $94,000 in 2006) plus 5% of their pay above the social security wage base. For 2007, we made quarterly contributions equal to 1% of each employee’s total eligible pay. In 2006 and 2007, we recorded expense of $1.3 million and $1.8 million, respectively, related to this plan.

Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves.

During 2007, we liquidated our South Africa pension fund. In connection with this, we incurred a $4.7 million settlement loss.

We use a December 31 measurement date for all of our plans.

The components of our consolidated net pension costs are set forth in the following table.

	For the Year Ended December 31,
	2005		2006		2007
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$740	$424	$738	$444	$740	$243
Interest cost	7,714	4,434	7,564	4,566	7,424	4,136
Expected return on assets	(8,768)	(4,265)	(8,412)	(4,248)	(8,466)	(4,551)
Amortization	1,355	990	2,216	798	1,434	604
Special termination benefits	—	485	—	—	—	—
Settlement loss	—	743	—	699	—	4,428
Curtailment (gain) loss	—	(212)	—	(3,072)	—	534

	$1,041	$2,599	$2,106	$(813)	$1,132	$5,394

Amounts recognized in other comprehensive income:

	For the Year Ended December 31,
	2005		2006		2007
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Prior service cost	$—	$—	$—	$—	$—	$—
Net (gain) loss	—	—	—	—	(6,289)	1,553
Amortization of initial net asset	—	—	—	—	—	86
Amortization of prior service cost	—	—	—	—	—	(669)
Amortization of net loss	—	—	—	—	(1,434)	(4,983)
Effect of exchange rates	—	—	—	—	—	(277)

Total recognized in other comprehensive cost	$—	$—	$—	$—	$(7,723)	$(4,290)

Total recognized in pension costs and other comprehensive loss	$1,041	$2,549	$2,106	$813	$(6,591)	$1,104

In 2008, we estimate that we will amortize $0.1 million of prior service cost and $0.9 million of net actuarial loss from stockholders’ equity into pension cost.

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status for 2006 and 2007 of, our pension plans are as follows:

	Pension Benefits at December 31,
	2006		2007
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$142,076	$76,151	$137,176	$75,053
Service cost	738	444	740	243
Interest cost	7,564	4,566	7,424	4,136
Participant contributions	—	81	—	67
Foreign currency exchange rates	—	6,129	—	1,376
Actuarial (gain) loss	(4,403)	(1,096)	(7,645)	772
Curtailment	—	(5,038)	—	—
Settlement	—	(2,584)	—	(19,573)
Benefits paid	(8,799)	(3,600)	(9,745)	(4,480)

Net benefit obligation at end of year	$137,176	$75,053	$127,950	$57,594

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$103,404	$62,404	$106,579	$71,996
Actual return on plan assets	11,404	5,009	7,113	3,767
Foreign currency exchange rate changes	—	6,026	—	1,169
Employer contributions	570	4,660	4,798	7,099
Employee contributions	—	81	—	67
Settlement	—	(2,584)	—	(19,573)
Benefits paid	(8,799)	(3,600)	(9,745)	(4,480)

Fair value of plan assets at end of year	$106,579	$71,996	$108,745	$60,045

Funded status:	(30,597)	(3,057)	(19,205)	2,451

Amounts recognized in accumulated other comprehensive loss:
Initial net asset (obligation)	$—	$439	$—	$10
Prior service credit	—	(830)	—	(116)
Net gain (loss)	(32,751)	(11,936)	(25,025)	(8,312)

Accumulated other comprehensive income (loss)	(32,751)	(12,327)	(25,025)	(8,418)

Total recognized in pension costs and other comprehensive loss	$—	$—	$(6,391)	$1,104

Amounts recognized in the statement of financial position:
Non-current assets	$—	$4,089	$—	$5,339
Current liabilities	(561)	(34)	(570)	(124)
Non-current liabilities	(30,036)	(7,112)	(18,635)	(2,764)

Net amount recognized	$(30,597)	$(3,057)	$(19,205)	$2,451

The accumulated benefit obligation for all defined benefit pension plans was $206.9 million at December 31, 2006 and $184.6 million at December 31, 2007.

We annually re-evaluate assumptions and estimates used in projecting pension assets, liabilities and expenses. These assumptions and estimates may affect the carrying value of pension assets, liabilities and expenses in the Consolidated Financial Statements. Assumptions used to determine net pension costs and projected benefit obligations are set forth in the following table:

	Pension Benefit Obligations at December 31,
	2006	2007
Weighted average assumptions to determine benefit obligations:
Discount rate	5.93%	5.92%
Rate of compensation increase	3.26%	3.06%

	Pension Benefit Costs at December 31,
	2006	2007
Weighted average assumptions to determine net cost:
Discount rate	5.65%	5.93%
Expected return on plan assets	7.22%	7.24%
Rate of compensation increase	3.51%	3.26%

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

The rate of compensation assumption is generally based on salary increases.

Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2007, by asset category:

	Percentage of Plan Assets at December 31, 2007
	U.S.	Foreign
Equity securities	70%	—%
Fixed Income	30%	96%
Other	—%	4%

Total	100%	100%

Investment Policy and Strategy. The investment policy and strategy of the U.S. plan is to invest approximately 75% (60% large cap, 25% small- and mid-cap, 15% international) in equities and approximately 25% in short duration fixed income securities. The trust allows the plan to be invested up to 80% in equities, including shares of our common stock. Rebalancing is undertaken monthly. The investment policy of the U.K. plan is to invest 0% to 40% in equities and 60% to 100% in debt securities. The goal of both plans is to fully fund the plans as soon as possible while investing plan assets prudently. To the extent we maintain plans in other countries, asset diversification ranges are between 5%-30% for equity investments and between 7%-95% for fixed income investments. For each plan, the investment policy is set within both asset return and local statutory requirements.

The following table presents our retirement plan weighted average target asset allocations at December 31, 2007, by asset category:

	Percentage of Plan Assets at December 31, 2007
	U.S.	Foreign
Equity securities	75%	—%
Fixed Income	25%	100%
Other	—%	—%

Total	100%	100%

The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2006		2007
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Accumulated benefit obligation	$137,176	$8,001	$127,950	$2,191
Fair value of plan assets	106,579	5,085	108,745	—

The following table presents information for pension plans with a projected benefit obligation in excess of plan assets at December 31:

	2006		2007
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Projected benefit obligation	$137,176	$23,129	$127,950	$4,129
Fair value of plan assets	106,579	15,984	108,745	1,241

The following table represents projected future pension plan cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2008:
Expected employer contributions	$562	$2,688
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the fiscal years ending December 31:
2008	8,597	4,675
2009	8,472	4,090
2010	8,545	4,253
2011	8,656	4,688
2012	8,762	5,208
2013-2017	46,545	25,934

Postretirement Benefit Plans

We provide healthcare and life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies and health care providers. We accrue the estimated net postretirement benefit costs during the employees’ credited service periods.

In July 2002, we amended our U.S. postretirement medical coverage. In 2003 and 2004, we discontinued the Medicare Supplement Plan (for retirees 65 years or older or those eligible for Medicare benefits). This change applied to all U.S. active employees and retirees. In June 2003, we announced the termination of the existing early retiree medical plan for retirees under age 65, effective December 31, 2005. In addition, we limited the amount of retiree’s life insurance after December 31, 2004. These modifications are accounted for prospectively. The impact of these changes is being amortized over the average remaining period to full eligibility of the related postretirement benefits and resulted in a $14.0 million net benefit in 2005, a $12.8 million net benefit in 2006, and a $5.6 million net benefit in 2007, reflected in the Consolidated Statements of Operations.

During 2007, we eliminated our retiree medical and life insurance plan in Brazil. As a result, we recorded a $1.3 million curtailment gain in 2007.

The components of our consolidated net postretirement cost (benefit) are set forth in the following table:

	For the Year Ended December 31,
	2005		2006		2007
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$18	$238	$28	$321	$26	$465
Interest cost	743	1,292	1,072	1,165	1,052	1,225
Amortization	(16,387)	96	(15,351)	(34)	(7,037)	(31)
Curtailment Gain	—	—	—	—	—	(1,337)

	$(15,626)	$1,626	$(14,251)	$1,452	$(5,959)	$322

Amounts recognized in other comprehensive income:

	For the Year Ended December 31,
	2005		2006		2007
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Prior service cost	$—	$—	$—	$—	$—	$—
Net loss (gain)	—	—	—	—	1,942	(1,565)
Amortization of prior service cost	—	—	—	—	10,982	237
Amortization of initial net asset	—	—	—	—	—	77
Amortization of net (loss) gain	—	—	—	—	(3,945)	1,054
Effect of exchange rates	—	—	—	—	—	10

Total recognized in other comprehensive income	—	—	—	—	8,979	(187)

Total recognized in net postretirement cost (benefit) and other comprehensive income	$(15,626)	$1,626	$(14,251)	$1,452	$3,020	$135

In 2008, we estimate that we will amortize $1.3 million of prior service cost and $4.5 million of actuarial gains from stockholders’ equity into post-retirement cost.

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status of, our postretirement plans is set forth in the following table:

	Postretirement Benefits at December 31,
	2006		2007
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$12,246	$18,784	$18,923	$18,724
Service cost	28	321	26	465
Interest cost	1,072	1,165	1,052	1,225
Foreign currency exchange rates	—	(529)	—	2,013
Actuarial (gain) loss	7,767	51	1,942	(532)
Curtailment	—	—	—	(1,033)
Gross benefits paid	(2,190)	(1,068)	(2,301)	(1,173)

Net benefit obligation at end of year	$18,923	$18,724	$19,642	$19,689

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	2,190	1,068	2,301	1,173
Gross benefits paid	(2,190)	(1,068)	(2,301)	(1,173)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status:	$(18,923)	$(18,724)	$(19,642)	$(19,689)

Amounts recognized in accumulated other comprehensive loss:
Initial net asset (obligations)	$—	$—	$—	$—
Prior service credit	12,072	3,904	1,090	(3,235)
Net gain (loss)	(38,383)	(5,948)	(36,380)	2,256

Accumulated other comprehensive income (loss)	(26,311)	(2,044)	(35,290)	(979)

Amounts recognized in the statement of financial position:
Non-current assets	$—	$—	$—	$—
Current liabilities	(1,922)	(1,210)	(2,134)	(1,303)
Non-current liabilities	(17,001)	(17,514)	(17,508)	(18,386)
Accumulated other comprehensive loss	—	—	—	—

Net amount recognized	$(18,923)	$(18,724)	$(19,642)	$(19,689)

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

	Postretirement Benefit Obligations At December 31,
	2006	2007
Weighted average assumptions to determine benefit obligations:
Discount rate	6.17%	6.31%
Health care cost trend on covered charges:
Initial	5.76%	5.81%
Ultimate	4.79%	4.94%
Years to ultimate	7	6

	Postretirement Benefit Costs At December 31,
	2006	2007
Weighted average assumptions to determine net cost:
Discount rate	6.07%	6.17%
Health care cost trend on covered charges:
Initial	6.03%	5.76%
Ultimate	4.61%	4.79%
Years to ultimate	8	7

For 2005, 2006 and 2007, as a result of certain amendments to our U.S. postretirement benefits, health care cost trend rates have no material effect on the amounts reported for net postretirement benefits.

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

The following table represents projected future postretirement cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2008:
Expected employer contributions	$2,134	$1,302
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the fiscal years ending December 31:
2008	2,134	1,302
2009	2,206	1,347
2010	2,199	1,402
2011	2,190	1,459
2012	2,186	1,503
2013-2017	10,947	7,914

Other Non-Qualified Benefit Plans

Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation plans for certain eligible employees. We established benefits protection trusts (collectively, the “Trust”) to partially provide for the benefits of employees participating in these plans. At December 31, 2006 and December 31, 2007, the Trust had assets of approximately $1.2 million and $2.0 million, respectively, which are included in other assets on the Consolidated Balance Sheets. These assets include 426,400 shares of common stock that we contributed to the Trust in March 2001. From April 2001 through December 2007, we contributed an additional 44,973 shares. These shares, if later sold, could be used for partial funding of our future obligations under certain of our compensation and benefit plans. The shares held in Trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be sold or otherwise used for funding purposes.

Savings Plan

Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. The plan allows employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. For 2005, 2006, and 2007 we contributed on behalf of each participating employee, in units of a fund that invests entirely in our common stock, 100% on the first 3% contributed by the employee and 50% on the next 2% contributed by the employee. We contributed 309,454 shares in 2006, resulting in expense of $1.8 million and 201,052 shares in 2007, resulting in an expense of $2.5 million.

(12) RESTRUCTURING AND IMPAIRMENT CHARGES

At December 31, 2007, the outstanding balance of our restructuring reserve was $2.6 million. The components of the balance at December 31, 2007 consisted primarily of:

Graphite Electrode

•	$0.8 million related to the rationalization of our graphite electrode facilities in France;

•	$1.5 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy; and

•	$0.3 million related to severance and related costs associated with our former Etoy, Switzerland facility.

In 2005, we recorded a net restructuring charge of $9.5 million, comprised primarily of charges for our graphite electrode facilities in Brazil, France, Russia and Italy, our former corporate headquarters, and our graphite electrode machining operations in Clarksville, Tennessee.

In 2006, we recorded a net restructuring charge of $10.0 million, comprised primarily of charges for our graphite electrode facilities in France, Russia and Italy, and the shutdown of our carbon electrode operations in Columbia, Tennessee.

In 2007, we recorded a net restructuring charge of $1.4 million, comprised primarily of the following:

•	$0.7 million associated with the phase out of our graphite electrode machining and warehousing operations in Clarksville, Tennessee;

•	$0.5 million associated with changes in estimates related to the timing and amounts of severance and related payments to certain employees in Caserta, Italy.

The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets. The following table summarizes activity relating to the accrual:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at December 31, 2005	$10,733	$794	$11,527

Restructuring charges	7,097	2,385	9,482
Change in estimates	474	—	474
Payments and settlements	(12,089)	(2,752)	(14,841)
Effect of change in currency exchange rates	1,200	31	1,231

Balance at December 31, 2006	$7,415	$458	$7,873

Restructuring charges	1,018	534	1,552
Change in estimates	26	(209)	(183)
Payments and settlements	(6,288)	(596)	(6,884)
Effect of change in currency exchange rates	222	50	272

Balance at December 31, 2007	$2,393	$237	$2,630

(13) MANAGEMENT COMPENSATION AND INCENTIVE PLANS

Stock-Based Compensation

We have historically maintained several stock incentive plans. The plans permitted options, restricted stock and other awards to be granted to employees and, in certain cases, also to non-employee directors. At December 31, 2007, the aggregate number of shares authorized under the plans since their initial adoption was 19,300,000.

Effective January 1, 2006, we adopted SFAS No. 123(R), which established accounting for stock-based awards exchanged for employee services, using the modified prospective transition method. Accordingly, stock-based compensation expense is measured at the grant date, based on the fair market value of the award and recognized over the requisite service period. Also, in accordance with the modified prospective transition method, our condensed Consolidated Financial Statements for the periods prior to the first quarter of 2006 have not been restated to reflect this adoption.

Stock-Based Compensation under SFAS 123(R)

For the twelve months ended December 31, 2006 and 2007, we recognized $3.3 million and $4.6 million, respectively, in stock-based compensation expense. A majority of the expense, $2.6 million and $4.1 million, respectively, was recorded as selling and administrative in the Consolidated Statement of Operations, with the remaining expense included as cost of sales and research and development.

As of December 31, 2007, the total compensation expense related to non-vested restricted stock and stock options not yet recognized was $6.3 million which will be recognized over the weighted average life of 1.76 years.

Accounting for Stock-Based Compensation

Restricted Stock. The fair value of restricted stock is based on the trading price of our common stock on the date of grant, less required adjustments to reflect dividends paid and expected forfeitures or cancellations of awards throughout the vesting period, which ranges between one and three years. The weighted average grant date fair value of restricted stock was approximately $6.29 and $7.32 per share for the twelve months ended December 31, 2006 and 2007, respectively.

Restricted stock activity under the plans for the twelve months ended December 31, 2007 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	1,630,725	$6.29
Granted	196,145	$12.83
Vested	(695,343)	$5.01
Forfeited	(54,227)	$5.04

Outstanding at December 31, 2007	1,077,300	$7.32

For the twelve months ended December 31, 2007, we granted 196,145 shares of restricted stock to certain directors, officers and employees at prices ranging from $6.77 to $19.22. Of these shares, 104,800 vest annually if certain performance targets are met, 15,860 vest one year from the date of grant, 8,000 vest two years from the date of grant, and 25,300 vest over a three-year period, with one-third of the shares vesting on the anniversary date of the grant in each of the next three years. The remainder of the shares, or 42,185, vested on the grant date. Unvested shares granted to each employee also vest upon the occurrence of a change in control of GrafTech. Unvested shares will be forfeited upon termination of employment for any reason including death, disability, retirement or lay-off.

Stock Options. Our stock option compensation expense calculated under the fair value method is recognized over the weighted average remaining vesting period of 2.25 years. The weighted-average fair value of options granted was $5.84 for the twelve months ended December 31, 2007. The fair values of options granted are estimated on the date of grant using the Black-Scholes option-pricing model. We did not issue stock option awards in 2006. During 2007, we issued 300,000 options. The weighted average assumptions used in our Black-Scholes option-pricing model for awards issued are as follows:

For the Year Ended December 31, 2007
Dividend yield	0.0%
Expected volatility	67.58%
Risk-free interest rate	4.48%
Expected term in years	6 years

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

Stock option activity under the plans for the twelve months ended December 31, 2007 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	9,424,864	$7.32
Granted	300,000	$5.84
Vested	—	—
Terminated	(1,840,657)	$10.78
Exercised	(2,804,641)	$5.17

Outstanding at December 31, 2007	5,079,566	$7.56

Stock options outstanding under our plans at December 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted- Average Exercise Prices
Time vesting options:
$2.83 to $11.10	2,941,566	2.31 Years	$7.51	2,641,566	$6.59
$11.60 to $19.06	2,045,602	0.78 Years	16.73	2,045,602	16.73
$22.81 to $29.22	92,398	0.75 Years	24.79	92,398	24.79

	5,079,566			4,779,566

Options granted, exercised, canceled and expired under our plans are summarized as follows:

	Shares	Weighted- Average Exercise Prices	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Shares in thousands)
Time vesting options:
Outstanding at January 1, 2007	9,183	$12.18		$
Granted at market price	300	5.84
Exercised	(2,805)	5.17
Forfeited/canceled	(1,598)	10.78

Outstanding at December 31, 2007	5,080		1.7 years		$32,174

Options exercisable at December 31, 2007	4,780		1.5 years		$29,564
Weighted-average fair value of options granted during 2007 at market	300	5.84
Performance vesting options:
Outstanding at January 1, 2007	242	$7.60
Granted	—	—
Exercised	—	—
Forfeited/canceled	(242)	7.60

Outstanding at December 31, 2007	—	—	—		—

Exercisable at December 31, 2007	—	—	—		—

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

For the Year Ended December 31, 2005
(Dollars in thousands, except per share data)
Net income (loss) as reported	$(125,180)
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	1,814
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,890)

Proforma net income	$(125,256)

Earnings per share:
Basic – as reported	$(1.28)
Basic – pro forma	(1.28)
Diluted – as reported	(1.28)
Diluted – pro forma	(1.28)

Incentive Compensation Plans

We have a global incentive program for our worldwide salaried and hourly employees, the Incentive Compensation Program (the “ICP”). The ICP is based primarily on achieving cash flow targets and, to a lesser extent, strategic targets. The balance of our accrued ICP was $23.3 million as of December 31, 2006 and $23.5 million as of December 31, 2007.

(14) CONTINGENCIES

Antitrust Investigations

Beginning in 1997, the United States Department of Justice (“DOJ”) and other foreign antitrust authorities commenced investigations into alleged violations of the antitrust laws in connection with the sale of the graphite electrodes. These antitrust investigations have been resolved. Several of the investigations resulted in the imposition of fines against us which have been timely paid. In the second quarter of 2006, we recorded a $2.5 million charge for settlements of related private antitrust lawsuits and claims brought against us. In the 2006 third quarter, we made all payments related to these settlements. At December 31, 2006, $5.4 million remained in the reserve for liabilities and expenses in connection with these antitrust investigations and related lawsuits and claims, which have also been resolved. In January 2007, we paid the last scheduled installment of the fine imposed by the DOJ. Accordingly, there was no such reserve at December 31, 2007.

Environmental Matters

During 2006, we increased our reserve for environmentally related activities to be performed in connection with the closure and then proposed sale of our Caserta, Italy facility by $1.7 million. The increase in the reserve related primarily to activities for closing the on-site solid waste landfill earlier than originally anticipated.

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $0.9 million at December 31, 2006 and $1.5 million at December 31, 2007. The following table presents the activity in this accrual for 2007:

(Dollars in Thousands)
Balance at December 31, 2006	$920
Product warranty charges	2,093
Payments and settlements	(1,561)

Balance at December 31, 2007	$1,452

(15) INCOME TAXES

The following table summarizes the U.S. and non-U.S. components of income (loss) before provision for income taxes, minority interest and income from discontinued operations.

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
U.S.	$(43,891)	$(49,824)	$(27,751)
Non-U.S.	91,337	119,041	232,161

	$47,446	$69,217	$204,410

Total income taxes were allocated as set forth in the following table.

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
Income tax (benefit) expense from continuing operations	$167,950	$27,085	$48,327
Income tax (benefit) expense from discontinued operations	(2,137)	5,991	—

	$165,813	$33,076	$48,327

Income tax expense (benefit) attributable to income from continuing operations consists of the items set forth in the following table.

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
U.S income taxes:
Current	$—	$128	$10,902
Deferred	155,575	(773)	1,506

	$155,575	$(645)	$12,408

Non-U.S. income taxes:
Current	$13,131	$26,500	$33,211
Deferred	(756)	1,230	2,708

	$12,375	$27,730	$35,919

We have an income tax exemption from the Brazilian government on income generated from graphite electrode production through 2016. The exemption reduced the net expense associated with income taxes by $0.4 million in 2007. The exemption did not reduce the net expense associated with income taxes for 2006 due to an overall loss position in Brazil.

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from operations as set forth in the following table.

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
Tax at statutory U.S. federal rate	$16,606	$24,226	$71,545
Tax return adjustments to estimated tax expense	(2,417)	56	—
Adjustments to deferred tax asset valuation allowance, net	153,079	3,704	(25,515)
Nondeductible expenses/(income) associated with antitrust investigations and related lawsuits and claims	—	578	—
State tax expense (benefit) (net of federal tax benefit)	714	1,287	(3,159)
Restructuring charges/(reversal) with no tax benefit	1,118	2,688	—
Impact of statutory tax rate changes	(2,391)	344	—
U.S. tax impact of foreign earnings, net of foreign tax Credits	2,667	(5,641)	7,606
Non-U.S. tax exemptions, holidays and credits	(920)	(674)	(1,912)
Tax effect of permanent differences	781	1,630	613
Other	(1,287)	(1,113)	(851)

Total tax expense (benefit) from continuing operations	$167,950	$27,085	$48,327

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and December 31, 2007 are set forth in the following table. Certain 2006 amounts in the table have been updated to reflect the effect of the invalid check-the-box election.

	At December 31,
	2006	2007
	(Dollars in thousands)
Deferred tax assets:
Fixed assets	$17,504	$5,123
Postretirement and other employee benefits	48,363	35,188
Foreign tax credit and other carryforwards	189,777	156,742
Provision for scheduled plant closings and other restructurings	2,329	—
Terminated hedge instruments	2,247	—
Capitalized research and experimental costs	9,072	7,136
Grants	2,691	374
Inventory Adjustments	9,229	3,308
Other	12,005	8,379

Total gross deferred tax assets	293,217	216,250
Less: valuation allowance	(227,543)	(134,236)

Total deferred tax assets	$65,674	$82,014

Deferred tax liabilities:
Fixed assets	$38,250	$28,959
Inventory	4,086	6,685
Undistributed foreign earnings	34,651	41,655
Unrealized foreign currency exchange gain	721	20,230
Other	2,839	5,974

Total deferred tax liabilities	80,547	103,503

Net deferred tax asset/(liability)	$(14,873)	$(21,489)

Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction. Net current deferred income tax assets are included in Prepaid expenses and other current assets in the amount of $9.2 million at December 31, 2006 and $7.2 million at December 31, 2007. Net non-current deferred tax assets are separately stated as Deferred income taxes in the amount of $6.3 million at December 31, 2006 and $7.1 million at December 31, 2007. Net current deferred tax liabilities are included in Accrued income and other taxes in the amount of $3.4 million at December 31, 2006 and $5.6 million at December 31, 2007. Net non-current deferred tax liabilities are separately stated as Deferred income taxes in the amount of $27.0 million at December 31, 2006 and $30.2 million at December 31, 2007.

The change in the total valuation allowance for 2007 was a decrease of $93.3 million. Until we determine that it is more likely than not that we will generate sufficient U.S. taxable income to realize our deferred income tax assets, income tax benefits in the current period will be fully reserved.

We have total excess foreign tax credit carryforwards of $100.0 million at December 31, 2007. Of these tax credit carry forwards, $12.5 million expires in 2009, $1.1 million expires in 2010, $17.5 million expires in 2011, $36.6 million expires in 2012, $1.5 million expires in 2013, $1.0 million expires in 2014, $24.4 million expires in 2015 and $5.4 million expires in 2016 and beyond.

In addition, we have state loss carryforwards on a gross tax affected basis of $30.3 million, which can be carried forward from 5 to 20 years. Based upon the level of historical taxable income and projections of future taxable income over the periods during which these credits are utilizable, we believe it is more likely than not that we will realize the tax benefits of these deferred tax assets, consisting of net operating loss carryforwards net of the corresponding valuation allowances, that exist at December 31, 2007. The amount of state net operating loss carryforwards reflected in the table above has been reduced by $1.4 million as a result of unrealized stock option deductions.

The Company has foreign loss carryforwards on a gross tax affected basis of $18.5 million, which can be carried forward from 5 years to indefinitely.

The adoption of FIN 48 resulted in an adjustment of approximately $0.2 million to the opening balance of retained earnings as of January 1, 2007. As of December 31, 2007, we had unrecognized tax benefits of $5.1 million, principally related to foreign tax uncertainties, of which $5.1 million would have a favorable impact on our effective tax rate. We have elected to report interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2007, accrued interest and penalties were $1.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in millions)
Balance at January 1, 2007	$5.2
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of Statute of Limitation	(0.8)
Foreign currency impact	0.7

Balance at December 31, 2007	$5.1

It is anticipated that the amount of unrecognized tax benefits will change by up to $2.9 million due to the expiration of the statute of limitations in 2008.

The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are currently under federal audit by the Internal Revenue Service (IRS) for tax year 2004. All U.S. tax years prior to 2003 are closed by statute or have been audited and settled with the domestic tax authorities. Generally, tax years beginning after 2002 are still open to examination by foreign taxing authorities.

Subsequent to December 31, 2007, the 2004 “check the box” election that was made for our Swiss subsidiary was determined to be invalid. Our South Africa, U.K. and French subsidiaries remain “check the box” entities. However, the earnings of all of these subsidiaries from 2004-2007 are still considered to be repatriated to the U.S. under the principles of APB 23. We have established a deferred tax liability of $41.7 million associated with this repatriation. Foreign tax credit carryforwards and related valuation allowances were adjusted by a corresponding net amount, resulting in no overall federal impact. As of December 31, 2007, net U.S. deferred tax assets decreased by a cumulative $1.5 million as a result of this event, and are not significant to our overall financial position. The $1.5 million relates to a deferred tax asset for our state tax net operating loss carryforward which decreased as a result of our post-event assessment of the likelihood that such deferred tax asset would be realized. Certain 2006 amounts included in the table above have been updated to reflect the effect of the invalid check-the-box election discussed above.

We have not provided for U.S. income taxes or foreign withholding taxes on the remaining undistributed earnings of our foreign subsidiaries which are considered to be permanently reinvested. These earnings would be taxable upon the sale or liquidation of these foreign subsidiaries, or upon the remittance of dividends. While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of any portion of such earnings that are remitted as dividends.

(16) EARNINGS PER SHARE

Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, “Earnings Per Share,” and EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” using the following data:

	2005	2006	2007
	(Dollars in thousands)
Net income, as reported	$(125,180)	$91,334	$153,701
Add: Interest on Debentures, net of tax benefit	—	4,279	4,329
Add: Amortization of Debentures issuance costs, net of tax benefit	—	1,049	1,069

Net income, as adjusted	$(125,180)	$96,662	$159,099

Weighted average common shares outstanding for basic calculation	97,688,734	97,965,183	100,467,604
Add: Effect of stock options and restricted stock	—	616,333	2,304,351
Add: Effect of Debentures	—	13,570,560	13,570,560

Weighted average common shares outstanding for diluted calculation	97,688,734	112,152,076	116,342,515

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

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 9,809,780 shares in 2005, 9,254,688 shares in 2006, and 2,446,276 shares in 2007 because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of the applicable periods.

The calculation of weighted average common shares outstanding for 2005 diluted calculation also excludes the shares underlying the Debentures, as the effect would have been anti-dilutive.

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

GTI is entitled to redeem the Rights for one cent per Right prior to the time when the Rights become exercisable. If not redeemed, amended or extended, the Rights will expire on August 7, 2008.

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

On February 15, 2002, GrafTech Finance (“Finco”), a direct subsidiary of GTI (the “Parent”), issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. All of the Senior Notes have been issued under a single Indenture and constitute a single class of debt securities. The Senior Notes mature on February 15, 2012. The Senior Notes have been guaranteed on a senior basis by the Parent and the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Global, GrafTech International Holdings Inc., GrafTech International Trading Inc. (formerly named UCAR International Trading Inc.), and GrafTech Technology LLC (formerly named UCAR Carbon Technology LLC). The Parent, Finco and these subsidiaries together hold a substantial majority of our U.S. assets.

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

All of the guarantees are unsecured. Prior to October 1, 2007 and as a result of the merger of AET into GTIH, the guarantee of the Senior Notes by GTIH had been secured by a junior pledge of all of the shares of capital stock (constituting 97.5% of the outstanding shares of capital stock) of AET then held by GTIH subject to the limitation that in no event will the value of the pledged portion of the AET pledged stock exceed 19.99% of the principal amount of the outstanding Senior Notes. All of the guarantees are full, unconditional and joint and several. Finco and each of the other U.S. Guarantors (other than the Parent) are 100% owned, directly or indirectly, by the Parent. All of the guarantees of the Senior Notes continue until the Senior Notes have been paid in full, and payment under such guarantees could be required immediately upon the occurrence of an event of default under the Senior Notes. All of the guarantees of the Debentures continue until the Debentures have been paid in full, and payment under such guarantees could be required immediately upon the occurrence of an event of default under the Debentures. If a guarantor makes a payment under its guarantee of the Senior Notes or the Debentures, it would have the right under certain circumstances to seek contribution from the other guarantors of the Senior Notes or the Debentures, respectively.

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At December 31, 2007, retained earnings of our subsidiaries subject to such restrictions were approximately $1,077 million. Investments in subsidiaries are recorded on the equity basis.

The following table sets forth condensed consolidating balance sheets at December 31, 2006 and December 31, 2007 and condensed consolidating statements of operations and cash flows for each of the years in the three-year period ended December 31, 2007 of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

at December 31, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$151	$125,160	$—	$24,324	$(118)	$149,517
Intercompany loans		190,976	—	328,602	(519,578)	—
Intercompany accounts receivable	—	12,071	—	1,903	(13,974)	—
Accounts receivable – third party	—	131	26,062	140,335	—	166,528

Accounts and notes receivable, net		203,178	26,062	470,840	(533,552)	166,528
Inventories	—	—	56,438	182,691	—	239,129
Prepaid expenses and other current assets	—	16,431	1,475	18,378	(22,213)	14,071
Assets held for sale	—	—	—	—	—	—

Total current assets	151	344,769	83,975	696,233	(555,883)	569,245

Property, plant and equipment, net	—	—	71,058	218,695	—	289,753
Deferred income taxes	—	—	6,097	6,326	(6,097)	6,326
Intercompany loans	—	542,971	—	—	(542,971)	—
Investments in affiliates	107,733	—	131,700	—	(239,433)	—
Goodwill	—	—	—	9,822	—	9,822
Other assets	4,288	14,229	4,887	5,849	—	29,253
Assets held for sale	—	—	—	1,802	—	1,802
Restricted cash	—	—	—	—	—	—

Total assets	$112,172	$901,969	$297,717	$938,727	$(1,344,384)	$906,201

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$8,666	$53,546	$(118)	$62,094
Interest payable	1,676	17,195	—	1	—	18,872
Intercompany loans	—	330,540	178,090	24,677	(533,307)	—
Third party loans	—	—	—	458	—	458

Short-term debt	—	330,540	178,090	25,135	(533,307)	458
Accrued income and other taxes	2,183	—	27,344	34,029	(22,457)	41,099
Other accrued liabilities	—	184	31,201	66,683	—	98,068
Liabilities of assets held for sale	—	—	—	—	—	—

Total current liabilities	3,859	347,919	245,301	179,394	(555,882)	220,591

Long-term debt	222,233	442,317	—	850	—	665,400
Intercompany loans	—	—	—	542,972	(542,972)	—
Other long-term obligations	—	—	56,171	47,237	—	103,408
Payable to equity of investees	—	—	—	—	—	—
Deferred income taxes	—	—	—	33,097	(6,097)	27,000
Minority stockholders’ equity in consolidated entities	—	—	245	3,477	—	3,722
Stockholders’ equity (deficit)	(113,920)	111,733	(4,000)	131,700	(239,433)	(113,920)

Total liabilities and stockholders’ deficit	$112,172	$901,969	$297,717	$938,727	$(1,344,384)	$906,201

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

at December 31, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$168	$31,021	$—	$23,670	$(118)	$54,741
Intercompany loans	—	155,568	—	495,849	(651,417)	—
Intercompany accounts receivable	—	8,446	—	7,525	(15,971)	—
Accounts receivable – third party	—	—	25,945	132,541	—	158,486

Accounts and notes receivable, net	—	164,014	25,945	635,915	(667,388)	158,486
Inventories	—	—	46,674	238,759	—	285,433
Prepaid expenses and other current assets	—	13	4,585	5,535	—	10,133

Total current assets	168	195,048	77,204	903,879	(667,506)	508,793

Property, plant and equipment, net	—	—	74,464	241,990	—	316,454
Deferred income taxes	—	—	850	6,404	(110)	7,144
Intercompany loans	—	585,739	—	—	(585,739)	—
Investments in affiliates	333,897	—	330,848	—	(664,745)	—
Goodwill	—	—	—	9,683	—	9,683
Other assets	3,216	7,013	5,197	7,654	—	23,080
Assets held for sale	—	—	—	—	—	—
Restricted cash	—	—	—	1,547	—	1,547

Total assets	$337,281	$787,800	$488,563	$1,171,157	$(1,918,100)	$866,701

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$10,709	$48,384	$(118)	$58,975
Interest payable	1,676	7,949	—	8	—	9,633
Intercompany loans	—	503,373	142,775	21,240	(667,388)	—
Third party loans	—	—	—	1,014	—	1,014

Short-term debt	—	503,373	142,775	22,254	(667,388)	1,014
Accrued income and other taxes	—	—	2,780	27,216	—	29,996
Other accrued liabilities	—	99	29,582	74,385	—	104,066

Total current liabilities	1,676	511,421	185,846	172,247	(667,506)	203,684

Long-term debt	222,905	202,551	—	680	—	426,136
Intercompany loans	—	—	—	585,739	(585,739)	—
Other long-term obligations	—	—	42,648	51,362	—	94,010
Payable to equity of investees	—	—	—	—	—	—
Deferred income taxes	—	—	—	30,281	(110)	30,171
Minority stockholders’ equity in consolidated entities	—	—	—	—	—	—
Stockholders’ equity (deficit)	112,700	73,828	260,069	330,848	(664,745)	112,700

Total liabilities and stockholders’ deficit	$337,281	$787,800	$488,563	$1,171,157	$(1,918,100)	$866,701

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

for the year ended December 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$247,721	$525,307	$—	$773,028
Cost of sales	—	—	206,297	352,971	—	559,268

Gross profit	—	—	41,424	172,336	—	213,760
Research and development	—	—	7,405	—	—	7,405
Selling, administrative and other expenses	1,814	236	46,586	36,204	—	84,840
Restructuring charges	69	—	1,258	8,217	—	9,544
Impairment loss on long-lived and other assets	—	—	2,904	—	—	2,904
Antitrust investigations and related lawsuits and claims	—	—	—	—	—	—
Other (income) expense, net	(2,770)	(5,412)	(67)	(2,407)	29,689	19,033
Interest expense	5,774	47,685	5,219	14,693	(29,689)	43,682
Interest income	—	(37)	—	(1,057)	—	(1,094)

	4,887	42,472	63,305	55,650	—	166,314
Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(4,887)	(42,472)	(21,881)	116,686	—	47,446
Provision for (benefit from) income taxes	74,514	(3,164)	85,007	11,593	—	167,950

Income (loss) from continuing operations before minority interest	(79,401)	(39,308)	(106,888)	105,093	—	(120,504)
Minority stockholders’ share of income (loss)	—	—	(10)	47	—	37

Income (loss) from continuing operations	(79,401)	(39,308)	(106,878)	105,046	—	(120,541)
Loss from discontinued operations, net of tax	—	—	—	(4,639)	—	(4,639)
Equity (deficit) in earnings of subsidiaries	(45,779)	—	100,407	—	(54,628)	—

Net income (loss)	$(125,180)	$(39,308)	$(6,471)	$100,407	$(54,628)	$(125,180)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

for the year ended December 31, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$240,610	$614,823	$—	$855,433
Cost of sales	—	37	210,291	401,970	—	612,298

Gross profit	—	(37)	30,319	212,853	—	243,135
Research and development	—	—	10,318	240	—	10,558
Selling, administrative and other expenses	—	54	61,878	39,483		101,415
Restructuring charges	19	—	5,042	4,895	—	9,956
Impairment loss on long-lived and other assets	—	—	7,404	3,060	—	10,464
Antitrust investigations and related lawsuits and claims	—	—	2,513	—	—	2,513
Other (income) expense, net	17	(52,786)	2,079	(10,672)	54,807	(6,555)
Interest expense	5,227	55,634	10,792	29,678	(54,807)	46,524
Interest income	—	(387)	(4)	(566)	—	(957)

	5,263	2,515	100,022	66,118	—	173,918
Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(5,263)	(2,552)	(69,703)	146,735	—	69,217
Provision for (benefit from) income taxes	6,048	1,133	(7,709)	27,613	—	27,085

Income (loss) from continuing operations before minority interest	(11,311)	(3,685)	(61,994)	119,122	—	42,132
Minority stockholders’ share of income (loss)	—	—	(213)	(55)	—	(268)

Income (loss) from continuing operations	(11,311)	(3,685)	(61,781)	119,177	—	42,400
Income (loss) from discontinued operations, (including gain from sale of discontinued operations of $58,631), net of tax	20,030	—	4,462	24,442	—	48,934
Equity (Deficit) in earnings of subsidiaries	82,615	—	143,619	—	(226,236)	—

Net income (loss)	$91,334	$(3,685)	$86,300	$143,619	$(226,236)	$91,334

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

for the year ended December 31, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$225,520	$779,298	$—	$1,004,818
Cost of sales	—	—	190,676	483,157	—	673,833

Gross profit	—	—	34,844	296,141	—	330,985
Research and development	—	—	8,467	83	—	8,550
Selling, administrative and other expenses	—	—	56,253	34,214	—	90,467
Restructuring charges	—	—	766	603	—	1,369
Impairment loss on long-lived assets	—	—	—	—	—	—
Antitrust investigations and related lawsuits and claims	—	—	—	—	—	—
Other (income) expense, net	—	(29,818)	3,388	(54,968)	73,318	(8,080)
Interest expense	5,400	53,827	10,885	39,155	(73,318)	35,949
Interest income	—	(820)	(28)	(832)	—	(1,680)

	5,400	23,189	79,731	18,255	—	126,575
Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(5,400)	(23,189)	(44,887)	277,886	—	204,410
Provision for (benefit from) income taxes	(2,344)	17,541	(3,705)	36,835	—	48,327

Income (loss) from continuing operations	(3,056)	(40,730)	(41,182)	241,051	—	156,083
Minority stockholders’ share of income (loss)	—	—	(138)	88	—	(50)

Income (loss) from continuing operations	(3,056)	(40,730)	(41,044)	240,963	—	156,133
Loss from discontinued operations, net of tax	—	—	—	(2,432)	—	(2,432)
Equity (Deficit) in earnings of subsidiaries	156,757	—	238,531	—	(395,288)	—

Net income (loss)	$153,701	$(40,730)	$197,487	$238,531	$(395,288)	$153,701

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

for the year ended December 31, 2005

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net Income (loss)	$(125,180)	$(39,308)	$(6,471)	$100,407	$(54,628)	$(125,180)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operations:
(Income) loss from discontinued operations, net of tax	—	—	—	4,639	—	4,639
Depreciation and amortization	—	—	6,004	30,922	—	36,926
Deferred income taxes	74,514	(3,164)	85,007	(1,538)	—	154,819
Antitrust investigations and related lawsuits and claims.	—	—	(119)	—	—	(119)
Restructuring charges	—	—	1,327	8,402	—	9,729
Impairment loss on long-lived and other assets	—	—	2,904	—	—	2,904
Interest expense	1,957	591	(952)	—	—	1,596
Post retirement plan changes	—	—	(15,626)	1,626	—	(14,000)
Gain on sale of assets	—	—	(801)	53	—	(748)
Fair value adjustments	(2,702)	652	—	—	—	(2,050)
Other (credits) charges, net	36,523	230,324	(139,385)	(71,863)	(43,416)	12,183
(Increase) decrease in working capital	15,031	(34,555)	11,683	(31,636)	(22,310)	(61,787)
Long term assets and liabilities	—	—	(6,079)	(4,844)	—	(10,923)

Net cash used in operating activities	143	154,540	(62,508)	36,168	(120,354)	7,989

Cash flow from investing activities:
Intercompany loans receivable/payable/debt	—	(62,753)	66,439	(3,686)	—	—
Capital expenditures	—	—	(5,795)	(37,427)	(4,849)	(48,071)
Cost of interest rate swap termination	—	(14,800)	—	—	—	(14,800)
Patent capitalization	—	—	(797)	—	—	(797)
Sale of derivative investments	—	1,913	—	—	—	1,913
Proceeds from sale of assets	—	—	720	654	—	1,374

Net cash used in investing activities	—	(75,640)	60,567	(40,459)	(4,849)	(60,381)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	—	—	1,924	(43)	—	1881
Revolving Facility borrowings	—	171,138	—	—	—	171,138
Revolving Facility reductions	—	(131,562)	—	—	—	(131,562)
Payments for financing costs	—	(5,241)	—	—	—	(5,241)
Long-term debt borrowings	—	—	—	306	—	306
Long-term debt reductions	—	—	—	(338)	—	(338)

Net cash provided by financing activities	—	34,335	1,924	(75)	—	36,184
Net increase (decrease) in cash and cash equivalents	143	113,235	(17)	(4,366)	(125,203)	(16,208)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,308)	—	(1,308)
Cash and cash equivalents at beginning of period	—	11,925	17	11,542	—	23,484

Cash and cash equivalents at end of period	$143	$125,160	$—	$5,868	$(125,203)	$5,968

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

for the year ended December 31, 2006

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net Income (loss)	$91,335	$(3,685)	$86,301	$143,619	$(226,236)	$91,334
Adjustment to reconcile net income (loss) to net cash (used in) provided by operations:
(Income) loss from discontinued operations (including gain from the sale of discontinued operations of $58,631 in 2006), net of tax	(20,031)	—	(4,462)	(24,441)	—	(48,934)
Depreciation and amortization	—	—	7,271	31,853	—	39,124
Deferred income taxes	—	1,134	3,574	(3,251)	—	1,457
Antitrust investigations and related lawsuits and claims.	—	—	258	—	—	258
Restructuring charges	19	—	5,042	4,895	—	9,956
Impairment loss on long-lived and other assets	—	—	7,404	3,060	—	10,464
Interest expense	830	2,366	(532)	—	—	2,664
Post retirement plan changes	—	—	(13,822)	1,023	—	(12,799)
Loss on sale of assets	—	—	(2,717)	(1,257)	—	(3,974)
Other (credits) charges, net	(72,235)	37,425	(176,292)	(7,857)	226,230	7,271
(Increase) decrease in working capital	(160)	(89)	1,511	(25,133)	(36)	(23,907)
Long term assets and liabilities	—	—	(1,332)	(7,401)	—	(8,733)

Net cash used in operating activities	(242)	37,151	(87,796)	115,110	(42)	64,181
Cash flow from investing activities:
Intercompany loans receivable/payable/debt	—	127,010	67,458	(194,468)	—	—
Capital expenditures	—	—	(11,763)	(34,272)	—	(46,035)
Patent capitalization	—	—	(875)	—	—	(875)
Purchase of derivative investments	—	—	—	(266)	—	(266)
Proceeds from sale of assets	—	—	32,717	132,997	—	165,714

Net cash used in investing activities	—	127,010	87,537	(96,009)	—	118,538
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	—	—	223	(995)	—	(772)
Revolving Facility borrowings	—	510,042	—	—	—	510,042
Revolving Facility reductions	—	(549,042)	—	(46)	—	(549,088)
Proceeds from exercise of stock options	462	—	—	—	—	462
Purchase of treasury shares	(212)	—	—	—	—	(212)

Net cash provided by financing activities	250	(39,000)	223	(1,041)	—	(39,568)
Net increase (decrease) in cash and cash equivalents	8	125,161	(36)	18,060	(42)	143,151
Effect of exchange rate changes on cash and cash equivalents	—	—	—	398	—	398
Cash and cash equivalents at beginning of period	143	—	36	5,877	(88)	5,968

Cash and cash equivalents at end of period	$151	$125,161	$—	$24,335	$(130)	$149,517

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

for the year ended December 31, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net Income (loss)	$153,701	$(40,730)	$197,487	$238,531	$(395,288)	$153,701
Adjustment to reconcile net income (loss) to net cash (used in) provided by operations:
(Income) loss from discontinued operations net of tax	—	—	—	2,432	—	2,432
Depreciation and amortization	—	—	6,913	32,092	—	39,005
Deferred income taxes	—	—	1,511	2,702	—	4,213
Restructuring charges	—	—	764	605	—	1,369
Interest expense	1,072	2,433	(113)	—	—	3,392
Post retirement plan changes	—	—	(5,959)	322	—	(5,637)
Gain on sale of assets	—	—	(244)	(29,617)	—	(29,861)
Other (credits) charges, net	50,127	(32,381)	(169,879)	319,249	(150,918)	16,187
(Increase) decrease in working capital	(1,939)	(156,894)	(8,270)	(535,676)	666,103	(36,676)
Long term assets and liabilities	—	—	(9,718)	(7,635)	—	(17,353)

Net cash used in operating activities	202,961	(227,572)	12,492	23,005	119,897	130,772
Cash flow from investing activities:
Intercompany loans receivable/payable/debt	—	133,873	—	(13,988)	(119,885)	—
Capital expenditures	—	—	(11,150)	(39,667)	—	(50,817)
Patent capitalization	—	—	(659)	—	—	(659)
Proceeds from sale of assets	—	—	58	29,687	—	29,745
Purchase price adjustments	—	—	—	(2,794)	—	(2,794)
Increase in restricted cash	—	—	—	(1,547)	—	(1,547)
Purchase of derivative instruments	—	(144)	—	—	—	(144)
Sale of investments	—	—	—	1,151	—	1,151
Payments for dissolution of joint venture	—	—	(200)	—	—	(200)
Payments for minority share redemption	—	—	(541)	(719)	—	(1,260)

Net cash used in investing activities	—	133,729	(12,492)	(27,877)	(119,885)	(26,525)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	—	—	—	414	—	414
Revolving Facility borrowings	—	241,625	—	—	—	241,625
Revolving Facility reductions	—	(241,922)	—	—	—	(241,922)
Long-term debt reductions	(234,310)	—	—	—	—	(234,310)
Proceeds from exercise of stock options	22,994	—	—	—	—	22,994
Excess tax benefit from stock-based compensation	8,372	—	—	—	—	8,372
Proceeds from long-term financing obligations	—	—	—	2,940	—	2,940

Net cash provided by financing activities	(202,944)	(297)	—	3,354	—	(199,887)
Net increase (decrease) in cash and cash equivalents	17	(94,140)	—	(1,529)	12	(95,640)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	864	—	864
Cash and cash equivalents at beginning of period	151	125,161	—	24,335	(130)	149,517

Cash and cash equivalents at end of period	$168	$31,021	$—	$23,670	$(118)	$54,741

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

(19) DISCONTINUED OPERATIONS

On December 5, 2006, we completed the sale of our 70% equity interest in Carbone Savoie and other assets used in and liabilities related to our former cathode business to Alcan France, for approximately $135.0 million less certain price adjustments and the purchaser’s assumption of liabilities. The gain recognized from this sale was $58.6 million, net of income taxes of $6.0 million. In addition to the $135.0 million purchase price, we received $16.3 million for the settlement of existing intercompany accounts payable with our remaining entities in France. Our cathodes operations were previously included in synthetic graphite for segment presentation in accordance with SFAS No. 131. As a result of this sale, under SFAS No. 144, the cathode business is reflected as a discontinued operation. We have reflected prior year results of the cathode business as a discontinued operation on the Consolidated Statements of Operations. Interest expense was allocated to discontinued operations based on the ratio of fixed assets included in the sale over total consolidated fixed assets in accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations.”

The following table sets forth the results of the discontinued operation.

	For year ended December 31,
	2005	2006
	(Dollars in thousands)
Net sales	$113,671	$114,268
Cost of sales	100,527	96,100

Gross profit	13,144	18,168
Selling, general and administrative expenses	13,268	10,654
Other (income) expense, net	(1,918)	1,957
Interest expense	9,034	9,736
Interest income	(106)	(39)

Income (loss) before provision for income taxes	(7,134)	(4,140)
Gain on sale of discontinued operations	—	58,631
Provision for income taxes	(2,137)	5,991
Less: minority stockholders share of loss	(358)	(434)

Income (loss) from discontinued operations	$(4,639)	$48,934

Basic income (loss) per common share	$(0.05)	$0.50
Diluted income (loss) per common share	$(0.05)	$0.43

In the first quarter of 2007, we recorded a $0.6 million charge, net of tax of $0.3 million, related to purchase price adjustments stated in the contract and other transaction related items.

In the second quarter of 2007, we recorded a $2.5 million charge, net of tax of $1.3 million, associated with our final purchase price adjustment. These expenses were for items identified in the second quarter that related to the final purchase price settlements recorded in the first quarter. This resulted in an 1) understatement of loss from discontinued operations in the first quarter of 2007 in the amount of $3.8 million, $2.5 million net of tax, and an 2) overstatement of loss from discontinued operations in the second quarter of the same amount.

In the fourth quarter of 2007, we recorded a gain of $2.3 million ($0.7 million net of tax) in order to record additional gain that was inadvertently reported in the cumulative translation adjustment account in equity in 2006. We determined that the impact of the adjustment to 2006 and the correction of error in the fourth quarter of 2007 were not material. After this adjustment, the net discontinued operations charge in 2007 was $2.4 million net of tax.

(20) ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance in our accumulated other comprehensive loss is set forth in the following table:

	For year ended December 31,
	2006	2007
	(Dollars in thousands)
Foreign currency translation	$272,887	$348,027
Net prior service costs	—	(2,250)
Net actuarial losses	—	(67,461)
Adoption of SFAS No. 158	39,876	—

	$312,763	$278,316

(21) SUBSEQUENT EVENTS

On January 15, 2008, we and certain of our subsidiaries requested U.S. National Association, as Trustee, to redeem $125.0 million of the outstanding principal amount of the 10  1/4% Senior Notes due 2012, at 103.417% of the principal amount, plus accrued interest. This redemption occurred in February 2008. After this redemption, $75.0 million in principal amount of the Senior Notes remains outstanding. In connection with this redemption we incurred a $4.7 million loss on extinguishment of debt, which includes $4.3 million related to the call premium and $0.4 million of charges for accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Notes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, and based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of December 31, 2007.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the 2007 fourth quarter that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On February 25, 2008, we notified Vanguard Fiduciary Trust Company, the trustee of the UCAR Carbon Company Inc. Benefits Protection Trust, that GTIH elected to terminate the trust, which held assets to partially provide for the benefits of employees participating in various unfunded, non-qualified supplemental retirement and deferred compensation plans and which assets will be returned to the Company.

On February 28, 2008, we entered into indemnification agreements with all of our current directors and executive officers containing customary provisions contractually obligating us to indemnify them to the fullest extent permitted by law. The agreements are in accordance with the terms of our amended and restated by-laws.

PART III

Items 10 to 14 (inclusive).

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).

EXECUTIVE OFFICERS AND DIRECTORS

The information set forth below is provided as required by Item 10 and the listing standards of the NYSE.

The following table sets forth information with respect to our current executive officers and directors, including their ages, as of March 1, 2008. There are no family relationships between any of our executive officers.

Name	Age	Position
Craig S. Shular	55	Chief Executive Officer, President, and Chairman of the Board
Mark R. Widmar	42	Chief Financial Officer and Vice President
Petrus J. Barnard	58	Vice President and President, Graphite Electrodes
Gary R. Whitaker	52	Vice President, General Counsel and Secretary
Hermanus L. Pretorius	57	President, Advanced Graphite and Carbon
R. Eugene Cartledge	78	Director
Mary B. Cranston	60	Director
John R. Hall	75	Director
Harold E. Layman	61	Director
Ferrell P. McClean	61	Director
Michael C. Nahl	65	Director
Frank A. Riddick, III	51	Director

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

Petrus J. Barnard became Vice President and President, Graphite Electrodes, in April 2005. From April 2003 to March 2005 he served as President, Advanced Carbon Materials. He served as Executive Vice President, Graphite Power Systems, from March 2000 to March 2003. From November 1994 to September 1997, he was the Director of Operations for Europe and South Africa, based in France. In 1997 through 2000, he was the Director of Operations for the Americas. He began his career with us in 1972 when he joined our South Africa subsidiary. He is a graduate of University of Potchefstroom – South Africa with a B.S. Sciences degree and an MBA. He also holds a Ph.D from Rand Afrikaans University.

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

10.2.0(12)	Form of Restricted Stock Unit Agreement.

10.3.0*	Forms of Restricted Stock Agreement (2005 LTIP Version).

10.4.0(13)	GrafTech International Ltd. Management Stock Incentive Plan (Senior Version) as amended and restated through July 31, 2003.

10.5.0(14)	GrafTech International Ltd. Incentive Compensation Plan, effective January 1, 2003.

10.6.0(15)	Form of Restricted Stock Agreement (Standard Form).

10.7.0(13)	GrafTech International Ltd. Management Stock Incentive Plan (Mid-Management Version) as amended and restated through July 31, 2003.

10.8.0(13)	GrafTech International Ltd. 1995 Equity Incentive Plan as amended and restated through July 31, 2003.

10.9.0(13)	GrafTech International Ltd. 1996 Mid-Management Equity Incentive Plan as amended and restated through July 31, 2003.

10.10.0(9)	UCAR Carbon Company Inc. Compensation Deferral Program effective March 31, 2003.

10.10.1(10)	First Amendment to the UCAR Carbon Compensation Deferral Plan dated as of October 7, 2004.

10.10.2(10)	Second Amendment to the UCAR Carbon Compensation Deferral Plan effective as of January 1, 2005.

10.10.3(12)	Third Amendment to the UCAR Carbon Compensation Deferral Plan effective as of November 1, 2005.

10.11.0(15)	GrafTech International Ltd. 2005 Equity Incentive Plan.

10.12.0(12)	Form of Severance Compensation Agreement for senior management (U.S. 2.0 Version).

10.13.0(12)	Form of Severance Compensation Agreement for senior management (International 2.0 Version).

10.14.0(12)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version).

10.15.0(12)	Form of Severance Compensation Agreement for senior management (International 2.99 Version).

Exhibit Number	Description of Exhibit
10.16.0*	Form of Non-qualified Stock Option Agreement

10.17.0(9)	UCAR Carbon Company Inc. Benefits Protection Trust amended and restated as of August 1, 2003.

10.18.0(16)

Outsourcing Services Agreement, dated as of March 30, 2001, effective April 2001, between CGI Information Systems and Management Consultants, Inc. and GrafTech International Ltd. (Confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.19.0(12)	Memorandum of Agreement, dated as of November 14, 2005, between CGI Information Systems and Management Consultants, Inc. and GrafTech International Ltd.

10.20.0(16)

Joint Development and Collaboration Agreement, effective June 5, 2001, among UCAR Carbon Company Inc., Advanced Energy Technology Inc., and Ballard Power Systems Inc. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.21.0(16)

Master Supply Agreement, effective June 5, 2001 between UCAR Carbon Company Inc. and Ballard Power Systems Inc. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.22.0(16)

Agreement, effective as of January 1, 2001, between ConocoPhillips (U.K.) Limited f/ka Conoco (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.22.1(12)

Amendment No. 3 to Agreement, effective as of January 1, 2006, between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.22.2(19)

Amendment No. 4 to Agreement, effective as of January 1, 2007, between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.23.0(16)

Agreement, effective as of January 1, 2001, between ConocoPhillips Company, UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.23.1(10)

Amendment No. 3 to Agreement, effective as of January 1, 2006, among ConocoPhillips Company and UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.23.2(19)

Amendment No. 4 to Agreement, effective as of January 1, 2007, between ConocoPhillips Company and UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.24.0(12)	Form of Terms and Conditions of Sale to standard graphite electrode contract of sale (revision of September 8, 2004)

10.24.1*	Form of Terms and Conditions of Sale to standard contract of sale (2007 revision)

10.25.0(14)	Separation Agreement between GrafTech International Ltd. and Karen G. Narwold, effective March 30, 2006.

Exhibit Number	Description of Exhibit
10.26.0(17)	Offer Letter, dated April 13, 2006, between GrafTech International Ltd. and Gary R. Whitaker, Vice President, General Counsel and Secretary.

10.27.0(17)	Offer Letter, dated April 6, 2006, between GrafTech International Ltd. and Mark Widmar, Chief Financial Officer and Vice President.

10.28.0(18)	Purchase and Sale Agreement, dated as of November 27, 2006, among GrafTech International Ltd., UCAR SNC, UCAR Holdings and Alcan France.

10.28.1(18)	Amendment No. 1, dated as of December 5, 2006, to the Purchase and Sale Agreement, dated as of November 27, 2006, among GrafTech International Ltd., UCAR SNC, UCAR Holdings and Alcan France.

10.29.0(19)

Technology License Agreement, dated as of December 5, 2006, among GrafTech International Ltd., UCAR Carbon Company Inc., Alcan France, and Carbone Savoie (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.30.0*	Form of Indemnification Agreement with Directors and Executive Officers.

21.1.0*	List of subsidiaries of GrafTech International Ltd.

23.1.0*	Consent of PricewaterhouseCoopers LLP.

24.1.0*	Powers of Attorney (included on signature pages).

31.1.0*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.

31.2.0*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Chief Financial Officer.

32.1.0*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

32.2.0*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark R. Widmar, Chief Financial Officer.
*	Filed herewith.
(1)	Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).
(2)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).
(3)	Incorporated by reference to the Registration Statement of the registrant on Form S-1 (Registration No. 33-94698).
(4)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).
(5)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13888).
(6)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13888).
(7)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2002 (File No. 1-13888).
(8)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).

(9)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2003 (File No. 1-13888).
(10)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2004 (File No. 1-13888).
(11)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-13888).
(12)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2005 (File No. 1-13888).
(13)	Incorporated by reference to the Registration Statement of the registrant on Form S-3 (Registration No. 333-108039).
(14)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-13888).
(15)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on September 6, 2005 (File No. 1-13888).
(16)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).
(17)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-13888).
(18)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on December 11 6, 2006 (File No. 1-13888).
(19)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2006 (File No. 1-13888).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

February 29, 2008	By:	/s/ CRAIG S. SHULAR
Craig S. Shular

	Title:	Chief Executive Officer, President, and Chairman of the Board

	By:	/s/ MARK R. WIDMAR
Mark R. Widmar
	Title:	Chief Financial Officer and Vice President

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

Signatures	Title	Date

/s/ CRAIG S. SHULAR Craig S. Shular	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)	February 29, 2008

/s/ MARK R. WIDMAR Mark R. Widmar	Chief Financial Officer	February 29, 2008

/s/ R. EUGENE CARTLEDGE R. Eugene Cartledge	Director	February 29, 2008

/s/ MARY B. CRANSTON Mary B. Cranston	Director	February 29, 2008

/s/ JOHN R. HALL John R. Hall	Director	February 29, 2008

Signatures	Title	Date

/s/ HAROLD E. LAYMAN Harold E. Layman	Director	February 29, 2008

/s/ FERRELL P. MCCLEAN Ferrell P. McClean	Director	February 29, 2008

/s/ MICHAEL C. NAHL Michael C. Nahl	Director	February 29, 2008

/s/ FRANK A. RIDDICK, III Frank A. Riddick, III	Director	February 29, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.3.0	Form of Restricted Stock Agreement (2005 LTIP Version).

10.16.0	Form of Non-qualified Stock Option Agreement

10.24.1	Form of Terms and Conditions of Sale to standard contract of sale (2007 revision)

10.30.0	Form of Indemnification Agreement with Directors and Executive Officers.

21.1.0	List of subsidiaries of GrafTech International Ltd.

23.1.0	Consent of PricewaterhouseCoopers LLP.

24.1.0	Powers of Attorney (included on signature pages).

31.1.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.

31.2.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Chief Financial Officer.

32.1.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

32.2.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark R. Widmar, Chief Financial Officer.