Form 10-Q
period 2008-03-31
GRAFTECH INTERNATIONAL LTD
filed 2008-05-01
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a Smaller Reporting Company. See the definitions of “Large Accelerated Filer,” “Accelerated Filer” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

As of April 25, 2008, 103,215,991 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial	Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2007	At March 31, 2008
Current Assets:
Cash and cash equivalents	$54,741	$6,974
Accounts and notes receivable, net of allowance for doubtful accounts of $2,971 at December 31, 2007 and $1,912 at March 31, 2008	158,486	158,450
Inventories	285,433	289,420
Prepaid expenses and other current assets	10,133	8,929

Total current assets	508,793	463,773

Property, plant and equipment	881,067	900,285
Less: accumulated depreciation	564,613	577,466

Net property, plant and equipment	316,454	322,819
Deferred income taxes	7,144	6,301
Goodwill	9,683	8,245
Other assets	23,080	21,047
Restricted cash	1,547	1,723

Total assets	$866,701	$823,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,975	$64,565
Interest payable	9,633	1,983
Short-term debt	1,014	17,293
Accrued income and other taxes	29,996	40,009
Other accrued liabilities	104,066	92,423

Total current liabilities	203,684	216,273

Long-term debt:
Principal value	423,234	302,584
Fair value adjustments for hedge instruments	2,421	861
Unamortized bond premium	481	171

Total long-term debt	426,136	303,616

Other long-term obligations	94,010	95,047
Deferred income taxes	30,171	30,715
(see Contingencies – Note 14)
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 150,000,000 shares authorized, 105,169,507 shares issued at December 31, 2007 and 105,431,902 shares issued at March 31, 2008	1,052	1,054
Additional paid-in capital	988,662	991,489
Accumulated other comprehensive loss	(278,316)	(253,233)
Accumulated deficit	(506,666)	(468,018)
Less: cost of common stock held in treasury, 2,501,201 shares at December 31, 2007 and 2,992,551 shares at March 31, 2008	(85,197)	(92,426)
Less: common stock held in employee benefit and compensation trusts, 471,373 shares at December 31, 2007 and 42,419 shares at March 31, 2008.	(6,835)	(609)

Total stockholders’ equity	112,700	178,257

Total liabilities and stockholders’ equity	$866,701	$823,908

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2007	2008
Net sales	$228,231	$290,002
Cost of sales	152,943	181,901

Gross profit	75,288	108,101

Research and development	2,234	2,265
Selling and administrative expenses	22,394	22,591
Restructuring charges	884	152

Operating income	49,776	83,093

Other expense, net	10,024	21,035
Interest expense	11,711	5,686
Interest income	(966)	(372)

Income from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income	29,007	56,744
Provision for income taxes	10,530	18,096

Income from continuing operations before minority interest	18,477	38,648
Minority stockholders’ share of subsidiaries’ income	33	—

Income from continuing operations	18,444	38,648
Loss from discontinued operations, net of tax	(3,117)	—

Net income	$15,327	$38,648

Basic income (loss) per common share:
Income per share from continuing operations	$0.19	$0.38
Loss per share from discontinued operations	(0.03)	—

Net income per share	$0.16	$0.38

Weighted average common shares outstanding	98,624	102,274
Diluted income (loss) per common share:
Income per share from continuing operations	$0.18	$0.34
Loss per share from discontinued operations	(0.03)	—

Net income per share	$0.15	$0.34

Weighted average common shares outstanding	113,606	117,599

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2007	2008
Cash flow from operating activities:
Net income	$15,327	$38,648
Adjustments to reconcile net income to net cash used in operating activities:
Loss from discontinued operations, net of tax	3,117	—
Depreciation and amortization	7,874	8,558
Deferred income taxes	1,028	887
Restructuring charges	884	152
Currency losses	1,113	16,235
Stock based compensation	1,265	1,161
Interest expense	1,082	1,070
Other charges, net	1,580	3,967
(Increase) decrease in working capital *	(11,589)	(5,754)
(Increase) decrease in long-term assets and liabilities	(3,657)	2,223

Net cash provided by operating activities	18,024	67,147

Cash flow from investing activities:
Capital expenditures	(7,671)	(9,389)
Patent capitalization	(236)	—
Proceeds from derivative instruments	—	224
Proceeds from sale of assets	136	51
Increase in restricted cash	—	(176)

Net cash used in investing activities	(7,771)	(9,290)

Cash flow from financing activities:
Short-term debt borrowings, net	158	15,887
Revolving Facility borrowings	45,645	70,625
Revolving Facility reductions	(45,052)	(66,677)
Long term debt reductions	(134,867)	(124,663)
Excess tax benefit from stock-based compensation	—	53
Purchase of treasury shares	—	(1,003)
Proceeds from exercise of stock options	1,374	167

Net cash used in financing activities	(132,742)	(105,611)

Net decrease in cash and cash equivalents	(122,489)	(47,754)
Effect of exchange rate changes on cash and cash equivalents	(295)	(13)
Cash and cash equivalents at beginning of period	149,517	54,741

Cash and cash equivalents at end of period	$26,733	$6,974

*Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable	$(646)	$(25,953)
Effect of factoring on accounts receivable	10,814	30,618
Inventories	(817)	3,493
Prepaid expenses and other current assets	1,296	884
Payments for antitrust investigations and related lawsuits and claims	(5,380)	—
Increase (decrease) in accounts payable and accruals	427	(7,013)
Decrease in interest payable	(13,722)	(7,650)
Restructuring payments	(3,561)	(133)

(Increase) decrease in working capital	$(11,589)	$(5,754)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Presentation

These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”). The year-end Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required annually by accounting principles generally accepted in the United States of America.

Certain amounts in the Consolidated Financial Statements for the three months ended March 31, 2007 have been reclassified to conform with the current period presentation.

As previously disclosed in our second quarter 2007 Form 10-Q, we identified and corrected an error in the 2007 second quarter for expenses associated with final price adjustments relating to the sale of our former cathodes business in 2006. By correcting the error in the 2007 second quarter, we understated income from discontinued operations in the 2007 second quarter by $2.5 million and overstated income from discontinued operations by $2.5 million in the 2007 first quarter. We determined that this adjustment was not material to our consolidated financial statements for any of the periods affected; therefore, no revisions were made to the 2007 quarterly financial statements included in our previously filed Form 10-Q’s for this matter. However, consistent with Item 6, Selected Financial Data in our 2007 Annual Report, we have revised our results of operations for the three months ended March 31, 2007 to reflect the purchase price adjustments in 2007 in the appropriate reporting period.

During the three months ended March 31, 2008, we have revised our segment structure. Please refer to Note 6 for more information.

(2)	New Accounting Standards

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 161 on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (SFAS 141R), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We have adopted SFAS 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have an impact on our consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 requires disclosure of information that enables users of the financial statements to assess the

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

inputs used to develop fair value measurements and, for recurring fair value measurements using significant unobservable inputs, the effects of the measurements on earnings for the period. This statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157.

In accordance with the Staff Position, we adopted SFAS No. 157 for financial assets and liabilities as of January 1, 2008. The adoption did not have an impact on our consolidated results of operations and financial position. Additional information with respect to the adoption of this standard is set forth in Note 4 to the Consolidated Financial Statements.

(3)	Stock-Based Compensation

In the three months ended March 31, 2007 and 2008, we recognized $1.3 million and $1.2 million, respectively, in stock-based compensation expense. A majority of the expense, $1.3 million and $1.1 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

As of March 31, 2008, the total compensation cost related to the non-vested restricted stock and stock options not yet recognized was $4.7 million and will be recognized over the weighted average life of 1.48 years.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock activity under the plans for the three months ended March 31, 2008 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2008	1,077,300	$7.32
Granted	19,002	15.25
Vested	(203,987)	6.13
Forfeited	—	—

Outstanding at March 31, 2008	892,315	$7.76

Stock option activity under the plans for the three months ended March 31, 2008 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2008	5,079,566	$7.56
Granted	—	—
Vested	—	—
Terminated	—	—
Exercised	(11,200)	4.12

Outstanding at March 31, 2008	5,068,366	$7.57

(4)	Fair Value Measurements

We enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. These contracts are treated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and are required to be measured at fair value on a recurring basis. The outstanding contracts at January 1, 2008 were a payable of $0.1 million. The outstanding contracts at March 31, 2008 were a receivable of $0.1 million. With respect to the inputs used to determine the fair value, we use observable, quoted natural gas rates that are determined by active markets and therefore, classify the natural gas contracts as “Level 2” in accordance with the definition in SFAS No. 157.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5)	Earnings Per Share

Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, “Earnings Per Share”, and EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share”, using the following share data:

	For the Three Months Ended March 31,
	2007	2008
	(Dollars in thousands, except share data)
Net income, as reported	$15,327	$38,648
Add: Interest on Debentures, net of tax benefit	898	916
Add: Amortization of Debentures issuance costs, net of tax benefit	422	431

Net income, as adjusted	$16,647	$39,995

Weighted average common shares outstanding for basic calculation	98,623,569	102,274,038
Add: Effect of stock options and restricted stock	1,411,962	1,754,328
Add: Effect of Debentures	13,570,560	13,570,560

Weighted average common shares outstanding for diluted calculation	113,606,091	117,598,926

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income, as adjusted, by the sum of the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding if potentially dilutive securities, including those underlying the Debentures, had been issued.

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 5,585,628 and 1,945,313 shares for the three months ended March 31, 2007 and 2008, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

(6)	Segment Reporting

Previously, our businesses were reported in the following reportable segments: graphite electrode, advanced graphite materials, and other businesses, which consisted of natural graphite products, refractories and carbon electrodes.

During the fourth quarter of 2007 and first quarter of 2008, we made certain organizational changes and have realigned the management of our segment structure to better serve our customers in a cost effective manner. Information utilized by our chief operating decision maker to assess the performance and allocate resources was also changed so that it more closely aligned with the

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

new operating structure of the company. With these changes, we evaluated our segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Industrial Materials. Our industrial materials segment manufactures and delivers high quality graphite electrodes and refractories products. Electrodes are key components of the conductive power systems used to produce steel and other non-ferrous metals. Refractory products are used in blast furnaces and submerged arc furnaces due to their high thermal conductivity and the ease in which they can be machined to large or complex shapes.

Engineered Solutions. Engineered solutions include advanced graphite materials products for transportation, semiconductor and other markets, as well as natural graphite products.

We continue to evaluate the performance of our segments based on segment operating income. Intersegment sales and transfers are not material and the accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales.

Segment information for the three months ended March 31, 2007 has been restated to reflect the current presentation.

The following tables summarize financial information concerning our reportable segments.

	For the Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)
Net sales to external customers:
Industrial materials	$194,512	$248,289
Engineered solutions	33,719	41,713

Total net sales	$228,231	$290,002

Segment operating income:
Industrial materials	$48,117	$74,665
Engineered solutions	1,659	8,428

Total operating income	$49,776	$83,093

Reconciliation of operating income to income from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income
Other expense, net	10,024	21,035
Interest expense	11,711	5,686
Interest income	(966)	(372)

Income from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income	$29,007	$56,744

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets by reportable segment are estimated based on the value of long-lived assets at each location and the sales mix to third party customers at that location.

	At December 31, 2007	At March 31, 2008
	(Dollars in thousands)
Long-lived assets (a):
Industrial materials.	$275,115	$279,966
Engineered solutions	51,022	51,098

Total long-lived assets	$326,137	$331,064

(a)	Long-lived assets represent fixed assets, net of accumulated depreciation and goodwill.

(7)	Restructuring

At March 31, 2008, the outstanding balance of our restructuring reserve was $2.9 million. We expect approximately half of the remaining payments to be paid by the end of 2008, with the remaining payments made during 2009 and after. The balance at March 31, 2008 consisted of the following:

Industrial Materials Segment:

•	$0.8 million related to the restructuring of our manufacturing facilities in France.

•	$1.6 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.

•	$0.5 million related primarily to severance and related costs associated with our Switzerland facility.

In the three months ended March 31, 2008, we recorded a net restructuring charge of $0.2 million. This charge related to severance and related costs associated with our Switzerland facility.

The following table summarizes activity relating to the restructuring liability at March 31, 2008:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2008	$2,393	$237	$2,630
Restructuring charges	152	—	152
Payments and settlements	(20)	(113)	(133)
Effect of change in currency exchange rates	178	47	225

Balance at March 31, 2008	$2,703	$171	2,874

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)	Other Expense, Net

The following table presents an analysis of other expense, net:

	For the Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)
Currency losses	$1,448	$15,464
Loss on extinguishment of debt	7,523	4,725
Loss (gain) on the disposal of fixed assets	706	(48)
Bank and other financing fees	666	445
Loss on the sale of accounts receivable	150	340
Other	(469)	109

Total other expense, net	$10,024	$21,035

We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2007 and March 31, 2008, the aggregate principal amount of these loans was $493.5 million and $531.4 million, respectively (based on currency exchange rates in effect at such date). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency losses in other expense, net, on the Consolidated Statements of Operations. In the three months ended March 31, 2008, we had a net total of $15.5 million of currency losses due primarily to the remeasurement of euro denominated intercompany loans and the effect of transaction losses related to foreign subsidiaries that use the dollar as their functional currency. In the three months ended March 31, 2007, we had a net total of $1.5 million of currency losses due to the remeasurement of intercompany loans and transaction losses related to foreign subsidiaries that use the dollar as their functional currency.

In connection with the redemption of $125 million of the outstanding principal of the Senior Notes in the three months ended March 31, 2008, we incurred a $4.7 million loss on the extinguishment of debt, which includes $4.3 million related to the call premium and $0.4 million of charges for the accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes.

In connection with the redemption of $135 million of the outstanding principal of the Senior Notes in the three months ended March 31, 2007, we incurred a $7.5 million loss on the extinguishment of debt, which includes $6.9 million related to the call premium and $0.6 million of charges for the accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9)	Benefit Plans

The components of our consolidated net pension and postretirement cost (benefit) are set forth in the following table:

	Pension Benefits		Postretirement Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2007	2008	2007	2008
	(Dollars in thousands)
Service cost	$244	$246	$122	$120
Interest cost	2,827	2,890	207	554
Expected return on plan assets	(3,081)	(3,254)	—	—
Amortization of transition obligation	(21)	(22)	—	—
Amortization of prior service cost (benefit)	30	34	(2,832)	(332)
Amortization of unrecognized loss	576	497	1,120	1,051
Settlement	—	171	—	—

Net cost (benefit)	$575	$562	$(1,383)	$1,393

(10)	Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31, 2007	At March 31, 2008
	(Dollars in thousands)
Revolving Facility	$—	$4,100
Senior Notes:
Senior Notes due 2012	199,649	74,816
Fair value adjustments for terminated hedge instruments*	2,421	861
Unamortized bond premium	481	171

Total Senior Notes	202,551	75,848
Debentures	222,905	223,075
Other European debt	680	593

Total	$426,136	$303,616

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

In the three months ended March 31, 2008, we redeemed a total of $125 million of the outstanding principal amount of the 10  1/4% Senior Notes, due 2012, at 103.417% plus accrued interest. In connection with this redemption, we incurred a $4.7 million loss on the extinguishment of debt.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the three months ended March 31, 2007, we redeemed a total of $135 million of the outstanding principal amount of the 10 1/4% Senior Notes, due 2012, at 105.125% plus accrued interest. In connection with this redemption, we incurred a $7.5 million loss on the extinguishment of debt.

(11)	Inventories

Inventories are comprised of the following:

	At December 31, 2007	At March 31, 2008
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$97,009	$87,330
Work in process	132,709	150,617
Finished goods	57,183	53,046

	286,901	290,993
Reserves	(1,468)	(1,573)

	$285,433	$289,420

(12)	Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)
Interest incurred on debt	$10,749	$4,831
Amortization of fair value adjustments for terminated hedge instruments	(203)	(71)
Amortization of debt issuance costs	875	696
Amortization of premium on Senior Notes	(38)	(14)
Amortization of discount on Debentures	166	170
Interest incurred on other items	162	74

Total interest expense	$11,711	$5,686

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13)	Other Comprehensive Income

Other comprehensive income consisted of the following:

	For the Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)
Net income	$15,327	$38,648
Other comprehensive income:
Foreign currency translation adjustments, net of tax	2,768	23,605
Amortization of prior service costs and unrecognized gains and losses	1,275	1,229
Natural gas derivatives and other	—	247

Total comprehensive income	$19,370	$63,729

(14)	Contingencies

We are involved in various investigations, lawsuits, claims, demands, environmental compliance programs and other legal proceedings arising out of or incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of these matters, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows.

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $1.5 million at December 31, 2007 and $1.7 million at March 31, 2008. The following table presents the activity in this accrual for the three months ended March 31, 2008:

(Dollars in Thousands)
Balance at January 1, 2008	$1,452
Product warranty charges	1,070
Payments and settlements	(782)

Balance at March 31, 2008	$1,740

(15)	Financial Information About the Issuers and Guarantors of Our Debt Securities and Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees

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

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At March 31, 2008, retained earnings of our subsidiaries subject to such restrictions were approximately $1,136 million. Investments in subsidiaries are recorded on the equity basis.

The following table sets forth condensed consolidating balance sheets at December 31, 2007 and March 31, 2008 and condensed consolidating statements of operations and cash flows for each of the three months ended March 31, 2007 and 2008 of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at December 31, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$168	$31,021	$—	$23,670	$(118)	$54,741
Intercompany loans	—	155,568	—	495,849	(651,417)	—
Intercompany accounts receivable	—	8,446	—	7,525	(15,971)	—
Accounts receivable - third party	—	—	25,945	132,541	—	158,486

Accounts and notes receivable, net	—	164,014	25,945	635,915	(667,388)	158,486
Inventories	—	—	46,674	238,759	—	285,433
Prepaid expenses and other current assets	—	13	4,585	5,535	—	10,133

Total current assets	168	195,048	77,204	903,879	(667,506)	508,793

Property, plant and equipment, net	—	—	74,464	241,990	—	316,454
Deferred income taxes	—	—	850	6,404	(110)	7,144
Intercompany loans	—	585,739	—	—	(585,739)	—
Investments in affiliates	333,897	—	330,848	—	(664,745)	—
Goodwill	—	—	—	9,683	—	9,683
Other assets	3,216	7,013	5,197	7,654	—	23,080
Assets held for sale	—	—	—	—	—	—
Restricted cash	—	—	—	1,547	—	1,547

Total assets	$337,281	$787,800	$488,563	$1,171,157	$(1,918,100)	$866,701

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$10,709	$48,384	$(118)	$58,975
Interest payable	1,676	7,949	—	8	—	9,633

Intercompany loans	—	503,373	142,775	21,240	(667,388)	—
Third party loans	—	—	—	1,014	—	1,014

Short-term debt	—	503,373	142,775	22,254	(667,388)	1,014
Accrued income and other taxes	—	—	2,780	27,216	—	29,996
Other accrued liabilities	—	99	29,582	74,385	—	104,066

Total current liabilities	1,676	511,421	185,846	172,247	(667,506)	203,684

Long-term debt	222,905	202,551	—	680	—	426,136
Intercompany loans	—	—	—	585,739	(585,739)	—
Other long-term obligations	—	—	42,648	51,362	—	94,010
Payable to equity of investees	—	—	—	—	—	—
Deferred income taxes	—	—	—	30,281	(110)	30,171
Minority stockholders’ equity in consolidated entities	—	—	—	—	—	—
Stockholders’ equity (deficit)	112,700	73,828	260,069	330,848	(664,745)	112,700

Total liabilities and stockholders’ deficit	$337,281	$787,800	$488,563	$1,171,157	$(1,918,100)	$866,701

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at March 31, 2008

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$197	$492	$—	$6,428	$(143)	$6,974
Inter-company loans	—	150,896	—	641,817	(792,713)	—
Inter-company accounts receivable	—	10,343	98	8,822	(19,263)	—
Accounts receivable - third party	—	—	29,003	129,447	—	158,450

Accounts and notes receivable, net	—	161,239	29,101	780,086	(811,976)	158,450
Inventories	—	—	49,266	240,154	—	289,420
Prepaid expenses and other current assets	—	238	3,252	5,552	(113)	8,929

Total current assets	197	161,969	81,619	1,032,220	(812,232)	463,773

Property, plant and equipment, net	—	—	74,949	247,870	—	322,819
Deferred income taxes	—	—	—	6,789	(488)	6,301
Intercompany loans	—	623,668	—	(1)	(623,667)	—
Investments in affiliates	398,949	—	403,369	—	(802,318)	—
Goodwill	—	—	—	8,245	—	8,245
Other assets	2,948	4,342	5,174	8,583	—	21,047
Restricted cash	—	—	—	1,723	—	1,723

Total assets	$402,094	$789,979	$565,111	$1,305,429	$(2,238,705)	$823,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$8,321	$56,387	$(143)	$64,565
Interest payable	762	1,210	—	11	—	1,983
Intercompany loans	—	650,800	137,280	23,896	(811,976)	—
Third party loans	—	—	—	17,293	—	17,293

Short-term debt	—	650,800	137,280	41,189	(811,976)	17,293
Accrued income and other taxes	—	—	2,373	37,636	—	40,009
Other accrued liabilities	—	—	32,192	60,344	(113)	92,423

Total current liabilities	762	652,010	180,166	195,567	(812,232)	216,273

Long-term debt	223,075	79,948	—	593	—	303,616
Intercompany loans	—	—	—	623,667	(623,667)	—
Other long-term obligations	—	—	43,730	51,317	—	95,047
Payable to equity of investees	—	—	—	—	—	—
Deferred income taxes	—	—	287	30,916	(488)	30,715
Stockholders’ equity	178,257	58,021	340,928	403,369	(802,318)	178,257

Total liabilities and stockholders’ deficit	$402,094	$789,979	$565,111	$1,305,429	$(2,238,705)	$823,908

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended March 31, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$52,329	$175,902	$—	$228,231
Cost of sales	—	—	45,537	107,406	—	152,943

Gross profit	—	—	6,792	68,496	—	75,288
Research and development	—	—	2,234	—	—	2,234
Selling and administrative expenses	—	—	15,181	7,213	—	22,394
Restructuring charges	—	—	529	355	—	884

Operating income	—	—	(11,152)	60,928	—	49,776
Other (income) expense, net	—	(2,726)	323	(4,692)	17,119	10,024
Interest expense	1,348	14,972	2,808	9,702	(17,119)	11,711
Interest income	—	(710)	—	(256)	—	(966)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of subsidiaries’ income (loss)	(1,348)	(11,536)	(14,283)	56,174	—	29,007
Provision for (benefit from) income taxes	(2,680)	(4,014)	8,294	8,930	—	10,530

Income (loss) from continuing operations before minority interest	1,332	(7,522)	(22,577)	47,244	—	18,477
Minority stockholders’ share of subsidiaries’ income (loss)	—	—	—	33	—	33

Income (loss) from continuing operations	1,332	(7,522)	(22,577)	47,211	—	18,444
Loss from discontinued operations, net of tax	—	—	(3,117)	—	—	(3,117)
Equity (deficit) in earnings of subsidiaries	13,995	—	47,211	—	(61,206)	—

Net income (loss)	$15,327	$(7,522)	$21,517	$47,211	$(61,206)	$15,327

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended March 31, 2008

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$58,501	$231,501	$—	$290,002
Cost of sales	—	—	66,862	115,039	—	181,901

Gross profit	—	—	(8,361)	116,462	—	108,101
Research and development	—	—	2,266	(1)	—	2,265
Selling, administrative, and other expenses	—	—	14,271	8,320	—	22,591
Restructuring charges	—	—	(2)	154	—	152

Operating income	—	—	(24,896)	107,989	—	83,093
Other (income) expense, net	—	7,782	3,174	(12,054)	22,133	21,035
Interest expense	1,352	12,385	3,882	10,200	(22,133)	5,686
Interest income	—	(199)	—	(173)	—	(372)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(1,352)	(19,968)	(31,952)	110,016	—	56,744
Provision for (benefit from) income taxes	—	280	2,968	14,848	—	18,096

Income (loss) from continuing operations	(1,352)	(20,248)	(34,920)	95,168	—	38,648
Minority stockholders’ share of income (loss)	—	—	—	—	—	—

Income (loss) from continuing operations	(1,352)	(20,248)	(34,920)	95,168	—	38,648
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Equity (deficit) in earnings of subsidiaries	40,000	—	95,168	—	(135,168)	—

Net income (loss)	$38,648	$(20,248)	$60,248	$95,168	$(135,168)	$38,648

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Three Months Ended March 31, 2007

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$15,327	$(7,522)	$21,517	$47,211	$(61,206)	$15,327
Adjustments to reconcile net income to net cash used in:
Loss from discontinued operations, net of tax	—	—	3,117	—	—	3,117
Depreciation and amortization	—	—	1,831	6,043	—	7,874
Deferred income taxes	(2,394)	278	2,655	489	—	1,028
Restructuring charges	—	—	530	354	—	884
Foreign currency losses on inter-company loans	—	1,113	—	—	—	1,113
Stock-based compensation	1,265	—	—	—	—	1,265
Interest expense	(175)	1,410	(153)	—	—	1,082
Other charges, net	(11,804)	10,364	(30,404)	(27,864)	61,288	1,580
(Increase) decrease in working capital	(3,594)	(17,252)	9,774	(419)	(98)	(11,589)
Increase in long-term assets and liabilities	—	—	(2,315)	(1,342)	—	(3,657)

Net cash provided by operating activities	(1,375)	(11,609)	6,552	24,472	(16)	18,024
Cash flow from investing activities:
Inter-company receivable/payable	—	25,831	(4,402)	(21,429)	—	—
Capital expenditures	—	—	(2,307)	(5,364)	—	(7,671)
Patent capitalization	—	—	(236)	—	—	(236)
Proceeds from sale of assets	—	—	57	79	—	136

Net cash used in investing activities	—	25,831	(6,888)	(26,714)	—	(7,771)
Cash flow from financing activities:
Short-term debt borrowings, net	—	—	336	(178)	—	158
Revolving Facility borrowings	—	45,645	—	—	—	45,645
Revolving Facility reductions	—	(45,000)	—	(52)	—	(45,052)
Long term debt reduction	—	(134,867)	—	—	—	(134,867)
Proceeds from exercise of stock options	1,374	—	—	—	—	1,374

Net cash used in financing activities	1,374	(134,222)	336	(230)	—	(132,742)
Net decrease in cash and cash equivalents	(1)	(120,000)	—	(2,472)	(16)	(122,489)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(295)	—	(295)
Cash and cash equivalents at beginning of period	151	125,161	—	24,335	(130)	149,517

Cash and cash equivalents at end of period	$150	$5,161	$—	$21,568	$(146)	$26,733

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Three Months Ended March 31, 2008

	Parent (Issuer of Debentures and Guarantor of Senior Notes)	Finco (Issuer of Senior Notes and Guarantor of Debentures)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income (loss)	$38,648	$(20,248)	$60,248	$95,168	$(135,168)	$38,648
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	—	—	1,524	7,034	—	8,558
Deferred income taxes	—	—	1,918	(1,031)	—	887
Restructuring charges	—	—	(2)	154	—	152
Currency losses	—	16,235	—	—	—	16,235
Interest expense	(42)	1,112	—	—	—	1,070
Stock-based compensation	1,161	—	—	—	—	1,161
Other (credits) charges, net	86,622	(513,178)	(58,008)	385,957	102,574	3,967
(Increase) decrease in working capital	(914)	(4,402)	(7,396)	(137,754)	144,712	(5,754)
Long-term assets and liabilities	—	—	3,382	(1,159)	—	2,223

Net cash provided by operating activities	125,475	(520,481)	1,666	348,369	112,118	67,147
Cash flow from investing activities:
Inter-company loans receivable/payable/debt	—	485,780	—	(373,637)	(112,143)	—
Capital expenditures	—	—	(1,697)	(7,692)	—	(9,389)
Proceeds from sale of assets	—	—	31	20	—	51
Increase in restricted cash	—	—	—	(176)	—	(176)
Proceeds from derivative instruments	—	224	—	—	—	224

Net cash used in investing activities	—	486,004	(1,666)	(381,485)	(112,143)	(9,290)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	—	—	—	15,887	—	15,887
Revolving Facility borrowings	—	70,625	—	—	—	70,625
Revolving Facility reductions	—	(66,677)	—	—	—	(66,677)
Long term debt reductions	(124,663)	—	—	—	—	(124,663)
Proceeds from exercise of stock options	167	—	—	—	—	167
Excess tax benefit from stock-based compensation	53	—	—	—	—	53
Purchase of treasury shares	(1,003)	—	—	—	—	(1,003)

Net cash provided by financing activities	(125,446)	3,948	—	15,887	—	(105,611)
Net increase (decrease) in cash and cash equivalents	29	(30,529)	—	(17,229)	(25)	(47,754)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(13)	—	(13)
Cash and cash equivalents at beginning of period	168	31,021	—	23,670	(118)	54,741

Cash and cash equivalents at end of period	$197	$492	$—	$6,428	$(143)	$6,974

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(16)	Income Taxes

Provision for income taxes was a charge of $18.1 million for the three months ended March 31, 2008 and $10.5 million for the three months ended March 31, 2007. The effective tax rate was 31.9% for the three months ended March 31, 2008 as compared to 36.0% for the three months ended March 31, 2007. The decrease in the effective tax rate was primarily due to the mix of income in lower tax jurisdictions and a net decrease in valuation allowances.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) on January 1, 2007. As a result of the adoption of FIN 48, we had an adjustment of approximately $0.2 million to the opening balance of retained earnings on January 1, 2007. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

Our unrecognized tax benefits have increased by $1.5 million as a result of changes in tax positions taken in a prior year, which has an unfavorable impact on our effective tax rate. It is reasonably possible that a reduction in a range of $3.0 million to $3.5 million of unrecognized tax benefits may occur within 12 months as a result of the expiration of statutes of limitation.

The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are currently under federal audit by the Internal Revenue Service (IRS) for tax year 2004. All U.S. tax years prior to 2004 are closed by statute or have been audited and settled with the domestic tax authorities. Generally, tax years beginning after 2002 are still open to examination by foreign taxing authorities.

Our tax provision for the three months ended March 31, 2008 and 2007 was primarily for taxes on our international income. We continue to adjust the tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to several taxing jurisdictions, including foreign tax credit utilization. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires us to weigh both positive and negative evidence in determining whether a valuation allowance is required. Positive evidence would include, for example, a strong earnings history, an event that will increase the Company’s taxable income through a continuing reduction in expenses and tax planning strategies indicating an ability to realize deferred tax assets. While the performance of these tax jurisdictions has improved significantly in recent quarters, and our interest expense has been significantly reduced through debt repayment during 2007 and 2008, we have determined that the valuation allowances related to these jurisdictions’ deferred tax assets should continue to be maintained as the balance of significant positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required. However, as we have generated taxable income in 2007 and 2008, this has created a reversal of some of our valuation allowances, thereby reflecting a provision on pretax income in these jurisdictions.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(17)	Discontinued Operations

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

In the first quarter of 2007, we recorded a $3.1 million charge, net of tax of $1.6 million, related to the finalization of purchase price adjustments stated in the contract and other transaction related items. Please refer to Note 1 for more information.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Introduction to Part I, Item 2, and Part II, Item 1

Important Terms. We define various terms to simplify the presentation of information in this Report. These terms, which definitions are incorporated herein by reference, are defined in the Annual Report.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

•

the possibility that increases in graphite electrode manufacturing capacity, competitive pressures, including growth by producers in developing countries and the mix, distribution, and pricing of their products, specific consumption rates, increases in customer inventory levels, or other changes in the graphite electrode markets may occur, which may impact demand for, prices or unit and dollar volume sales of graphite electrodes and growth or profitability of our graphite electrode business;

•

the possibility that, for all of our product lines, capital improvement and expansion in our customers’ operations and increases in demand for their products may not occur or may not occur at the rates that we anticipate;

•	the possibility that global consolidation of the world’s steel producers could impact our business or industry;

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

PART I (CONT’D)

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

Industrial material demand is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the three months ended March 31, 2008, we estimate that global steel production and operating rates, excluding China, increased by 4% compared to the same period last year. China’s steel production grew by approximately 6% during the three months ended March 31, 2008, contributing to an estimated global steel production increase of 5%.

Steel production in China and Russia is approximately 90% and 82% basic oxygen furnace related, respectively. However, these two countries provided some of the highest EAF capacity growth in 2008, due to new startups.

Overall, EAF steel production capacity continues to expand. During the three months ended March 31, 2008, EAF steel production increased approximately 3% compared to the three months ended March 31, 2007, due to new EAF start-ups and strong melt rates. We estimate that total EAF production will increase 2-3% during 2008. However, graphite electrode demand is expected to increase by approximately 1-2% due to continual improvements in specific consumption.

In 2008, we believe that the overall demand for our engineered solutions will remain at a high level, resulting from continued strength in the energy markets and defense and transportation industries. The continued overall strength of the markets served has kept the demand high for our core products which are used in the industrial and chemical sectors.

Outlook

If global economic conditions in 2008 are stable, we would expect:

•	Total company net sales to increase 16 to 18 percent

•	The effective book tax rate to be approximately 27 to 29 percent

•	Capital expenditures to be approximately $70 - 75 million

•	Depreciation expense of approximately $32 million; and

•	Cash flow from operations to be about $180 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes – Forward Looking Statements and Risk Factors” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

Results of Operations

Consolidated. Net sales of $290.0 million in the three months ended March 31, 2008 represented a $61.8 million or 27.1% increase from net sales of $228.2 million in the three months ended March 31, 2007. Net sales for both of our operating segments increased, primarily due to favorable pricing, along with currency impacts of $11.9 million. High demand for most of our products, together with significant raw material cost increases, has resulted in increased prices, particularly related to graphite electrodes. Favorable currency exchange rates, particularly related to the euro, have also been a strong driver of our sales increase in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. These increases in sales were offset by a $3.7 million decrease in sales related to carbon electrodes, as we have completely exited this business.

Cost of sales of $181.9 million in the three months ended March 31, 2008 represented a $29.0 million, or 19.0%, increase from cost of sales of $152.9 million in the three months ended March 31, 2007. Cost of sales increased primarily due to our industrial materials segment. This increase was driven primarily by increased raw material and production costs for the three months ended March 31, 2008 compared to March 31, 2007, including the effects of foreign currency exchange rates. The total cost of sales for our engineered solutions segment increased slightly due to the effects of foreign currency exchange rates.

Gross profit of $108.1 million in the three months ended March 31, 2008 represented a $32.8 million, or 43.6%, increase from gross profit of $75.3 million in the three months ended March 31, 2007. Gross margin increased to 37.3% of net sales, from 33.0% in the three months ended March 31, 2007.

Research and development expenses increased $0.1 million, or 4.5%, from $2.2 million in the three months ended March 31, 2007 to $2.3 million in the three months ended March 31, 2008.

Selling and administrative expenses was $22.6 million for the three months ended March 31, 2008 compared to $22.4 million for the three months ended March 31, 2007.

Restructuring charges decreased $0.7 million to $0.2 million for the three months ended March 31, 2008, as we continue to wind down previous restructuring activities.

Other (income) expense, net was a charge of $21.0 million in the three months ended March 31, 2008 compared to $10.0 million in three months ended March 31, 2007. The increase was caused primarily by a $14.0 million increase in currency losses. These currency losses are primarily the result of our euro-denominated inter-company loans between GrafTech Finance and some of our foreign subsidiaries, caused by the negative impact of movements in the euro exchange rate in the quarter. This increase in currency losses was

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

offset slightly by a $2.8 million decrease in losses incurred on the extinguishment of debt. During the three months ended March 31, 2007, we redeemed $135 million of our Senior Notes, compared to our redemption of $125 million of Senior Notes in the three months ended March 31, 2008. For the three months ended March 31, 2008, the loss on extinguishment of debt was $4.7 million, compared to a $7.5 million loss for the three months ended March 31, 2007.

The following table presents an analysis of interest expense:

	For the Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)
Interest incurred on debt	$10,749	$4,831
Amortization of fair value adjustments for terminated hedge instruments	(203)	(71)
Amortization of debt issuance costs	875	696
Amortization of premium on Senior Notes	(38)	(14)
Amortization of discount on Debentures	166	170
Interest incurred on other items	162	74

Total interest expense	$11,711	$5,686

Average total debt outstanding was $381.6 million in the three months ended March 31, 2008 as compared to $606.3 million in the three months ended March 31, 2007. The average annual interest rate was 5.0% in the three months ended March 31, 2008 as compared to 7.0% in the three months ended March 31, 2007.

Provision for income taxes was a charge of $18.1 million for the three months ended March 31, 2008 and $10.5 million for the three months ended March 31, 2007. The effective tax rate was 31.9% for the three months ended March 31, 2008 as compared to 36.0% for the three months ended March 31, 2007. The decrease in the effective tax rate was primarily due to the mix of income in lower tax jurisdictions and a net decrease in valuation allowances.

The loss from discontinued operations, net of tax, was $3.1 million for the three months ended March 31, 2007.

As a result of the matters described above, net income was $38.6 million in the three months ended March 31, 2008 as compared to $15.3 million in the three months ended March 31, 2007.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Segment net sales. The following table represents our net sales by segment for the three months ended March 31, 2007 and 2008:

	For the Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)
Industrial materials	$194,512	$248,289
Engineered solutions	33,719	41,713

Total net sales	$228,231	$290,002

Our analysis of the percentage change in net sales for industrial materials and engineered solutions is set forth in the following table:

	Volume	Price	Mix	Currency	Other	Net Change
Industrial materials	1%	18%	1%	6%	2%	28%
Engineered solutions	4%	16%	—%	4%	—	24%

Net sales for the industrial materials segment increased primarily due to favorable price increases as a result of increased demand, and raw material cost increases, particularly related to our graphite electrode products. Currency rate fluctuations also increased sales, driven by the strengthening of the euro. Sales volume for the segment increased slightly driven by volume increases for graphite electrodes, offset by volume decreases for our former carbon electrode products.

Net sales for engineered solutions increased primarily due to favorable price increases and favorable currency exchange rates, also related to the strengthening of the euro. Volumes for our engineered solutions increased 4% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Segment operating net income. The following table represents our operating income by segment for the three months ended March 31, 2007 and 2008:

	For the Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)
Industrial materials	$48,117	$74,665
Engineered solutions	1,659	8,428

Total operating income	$49,776	$83,093

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Our analysis of the percentage change in segment operating costs and expenses for industrial materials and engineered solutions is set forth in the following table:

	Operating Expenses For the Three Months Ended March 31,
	(Percentage of sales)
	2007	2008	Change
Industrial materials	75%	70%	(5%)
Engineered Solutions	95%	80%	(15%)

Segment operating costs and expenses as a percentage of sales for industrial materials decreased 5% points in the three months ended March 31, 2008. However, total segment operating costs and expenses increased $27.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Operating expenses for this segment increased primarily due to a $20.4 million increase in production costs, related primarily to raw material costs. The strengthening of certain currencies, primarily the euro increased production costs an additional $9.7 million. Selling and administrative and other expenses increased $1.0 million to support our increased sales levels. Changes in product mix and volume decreased production costs by $3.9 million.

Segment operating costs and expenses as a percentage of sales for the engineered solutions segment decreased by 15% points to 80%. However, total segment operating costs and expenses increased by $1.2 million. This increase was driven by increased production costs of $1.8 million, driven primarily by foreign currency exchange rate fluctuations related to our advanced graphite materials products of $1.2 million and increased costs driven by higher volumes of $1.7 million, offset by decreased costs as a result of a favorable product mix of $1.4 million related primarily to our natural graphite products. Overhead costs for the segment decreased by $0.3 million as a result of our continued focus on reducing selling and administrative expenses.

Effects of Changes in Currency Exchange Rates

We incur costs in dollars and in the currency of each of the six non-U.S. countries in which we have a manufacturing facility, and we sell our products in multiple currencies. In general, our results of operations, cash flows and financial condition are affected by changes in currency exchange rates affecting these currencies relative to the dollar and, to a limited extent, each other.

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

During the three months ended March 31, 2008, the average exchange rate of the Brazilian Real, Mexican Peso and the euro increased 21%, 2% and 14%, respectively, when compared to the average exchange rate for the three months ended March 31, 2007.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

During the three months ended March 31, 2008, the average exchange rate for the South African Rand decreased 4% when compared to the average exchange rate for the three months ended March 31, 2007.

In the case of net sales of industrial materials, the impact of these events was an increase of about $10.4 million in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. In the case of cost of sales of industrial materials the impact of these events was an increase of about $9.7 million in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At March 31, 2008, the aggregate principal amount of these loans was $531.4 million. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency losses in other expense, net, on the Consolidated Statements of Operations. In the three months ended March 31, 2008, we had a net total of $15.5 million in currency losses due primarily to the remeasurement of euro denominated inter-company loans and the effect of transaction losses related to foreign subsidiaries which use the dollar as their functional currency. In the three months ended March 31, 2007, we had a net total of $1.5 million of currency losses due to the remeasurement of inter-company loans and transaction losses related to foreign subsidiaries that use the dollar as their financial currency. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we may use various financial instruments as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk.”

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

At March 31, 2008, we had total long-term debt of $303.6 million, cash and cash equivalents of $7.0 million and a stockholders’ equity of $178.3 million.

As part of our cash management activities, we periodically factor or discount (by selling) certain accounts receivable to third parties. In the 2008 first quarter, certain subsidiaries sold receivables at a cost lower than the cost to borrow a comparable amount for a comparable period under the Revolving Facility. Proceeds of the sale of receivables were used to reduce debt. If we had not sold

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

receivables, our accounts receivable and our debt would have been about $0.3 million higher at December 31, 2007 and about $30.6 million higher at March 31, 2008. All receivables sold during 2007 and the 2008 first quarter were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheets at December 31, 2007 and March 31, 2008.

We use cash and cash equivalents, cash flow from operations, funds from factoring arrangements and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility), as well as cash flow from operations as our primary sources of liquidity. The Revolving Facility provides for maximum borrowings of up to $215.0 million. At March 31, 2008, $198.4 million was available (after consideration of outstanding revolving loans of $4.1 million and outstanding letters of credit of $12.5 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility. The Revolving Facility matures in July 2010.

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

At March 31, 2008, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants for the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At March 31, 2008, the Revolving Facility had an effective interest rate of 4.2%, our $74.8 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225.0 million principal amount of Debentures had a fixed coupon rate of 1.625%. Also at March 31, 2008, 2% (or $5.3 million) of our total debt consists of variable rate obligations.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, and other factors, including our incentive compensation program payout in the second quarter of 2008.

We expect cash flow from operations to be positively impacted by reduced interest expense of about $17 million on an annual basis related to our reduced Senior Note obligations, decreases in cash outlay for planned overhead cost reductions and the positive impact of our last anti-trust payment made in January 2007. We expect our cash flow from operations to be negatively impacted by higher raw material prices, higher accounts receivable balances as a result of favorable pricing for industrial materials, the payment of certain international deferred taxes and planned pension and post retirement contributions.

Our debt and other obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations, thereby reducing funds available to us for other purposes. Our debt and these obligations make us more vulnerable to economic downturns in the event that these obligations are greater or timing of payment is sooner than expected.

In order to seek to minimize our credit risks, we reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes and other products to some customers and potential customers in the U.S. and, to a limited extent, elsewhere. Our unrecovered trade receivables worldwide were only 0.1% of global net sales during the last 3 years. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future. In addition, we have historically factored a portion of our accounts receivable and used the proceeds to reduce debt.

We may from time to time and at any time repurchase Senior Notes or Debentures in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. In the three months ended March 31, 2008 we redeemed $125 million of our Senior Notes.

In December 2007, our Board of Directors approved a share repurchase program authorizing the purchase of up to 3 million shares of our common stock. Share repurchases may take place from time to time in the open market, or through privately negotiated

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

transactions, as market conditions warrant. We intend to fund any such share repurchases from available cash and cash flows. These share repurchases may be suspended or discontinued at any time.

We occasionally enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure, as described under “Quantitative and Qualitative Disclosure about Market Risks” in this Report. At March 31, 2008, these contracts represented a receivable of $0.1 million.

Cash Flow Provided by Operating Activities. Cash flow provided by operating activities was $67.1 million in the three months ended March 31, 2008 as compared to $18.0 million in the three months ended March 31, 2007, an increase of $49.1 million.

Cash provided by net income, after adding back the effect of non-cash items, was $70.7 million for the three months ended March 31, 2008. Non-cash items included $8.6 million of depreciation and amortization, $0.2 million of restructuring charges, $16.2 million of foreign currency losses from inter-company loans, $1.0 million in interest expense, $1.2 million of stock based compensation expense, $4.0 million net of other items, and a $0.9 million change in deferred income taxes. Changes in working capital used cash flow of $5.8 million for the three months ended March 31, 2008, due primarily to a $4.7 million decrease in accounts receivable, including the effects of factoring, a $3.5 million decrease in inventories, a $0.9 million decrease in prepaid assets, and a $7.0 million increase in accounts payable and accrued expenses. Restructuring payments used cash of $0.1 million, and a decrease in interest payable represented a $7.7 million use of cash.

For the three months ended March 31, 2007, cash provided by net income, after adding back the effect of non-cash items, was $33.3 million, including the loss from discontinued operations of $3.1 million. The non-cash items are related to depreciation and amortization charges of $7.9 million, interest expense of $1.1 million, $1.1 million of foreign currency losses on inter-company transactions, restricted stock expense of $1.3 million, and other items of $3.5 million. Changes in working capital decreased cash flow by $11.6 million for the three months ended March 31, 2007. Working capital uses related to a decrease in interest payable of $13.7 million, $5.4 million related to the final DOJ fine paid during January 2007, $3.6 million for restructuring payments, and a $0.8 million increase in inventories. These uses of working capital were partially offset by sources of cash generated from a decrease in accounts and notes receivable of $10.2 million, including the effects of factoring, $1.3 million related to decreases in prepaid and other current asset balances, and $0.4 million related to increases in accounts payable and accruals. Changes in long term assets and liabilities used cash of $3.7.

Cash Flow Used in Investing Activities. Cash flow used in investing activities was $9.3 million in the three months ended March 31, 2008 and $7.8 million in the three months ended March 31, 2007. Capital expenditures amounted to $9.4 million for the three months ended March 31, 2008 and $7.7 million of the three months ended March 31, 2007 and related primarily to industrial materials productivity and production stability initiatives and other essential capital maintenance.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Cash Flow Used in Financing Activities. Cash flow used in financing activities was $105.6 million in the three months ended March 31, 2008 compared to $132.7 million during three months ended March 31, 2007. During the three months ended March 31, 2008, we redeemed $125 million of our Senior Notes, and borrowed net $4.1 million under the Revolving Facility. Other short-term borrowings, which related primarily to bank overdrafts at our international locations and amounts owed to our factoring principal related to collections from customers that were not yet remitted at March 31, 2008 under our current accounts receivable factoring arrangement, totaled $15.9 million for the three months ended March 31, 2008. We used these borrowings primarily to fund increases in working capital and capital expenditures. The excess tax benefit from stock-based compensation was $0.1 million for the three months ended March 31, 2008. We also purchased $1.0 million of treasury shares during the three months ended March 31, 2008.

The use of cash for the three months ended March 31, 2007 related primarily to $135 million associated with the redemption of our Senior Notes. We also made contributions to certain pension plans and had net borrowings under the Revolving Facility and European debt facilities of $0.6 million for the three months ended March 31, 2007.

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

Proceedings Against Us

We are involved in various investigations, lawsuits, claims demands, environmental compliance programs and other legal proceedings arising out of or incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of them, we do not believe that their ultimate disposition will have a material adverse effect on our financial position, results of operations or cash flows.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from changes in interest rates, currency exchange rates, and commercial energy rates. We from time to time enter into various transactions that have been authorized according to documented policies and procedures to manage these well-defined risks. These transactions relate primarily to financial instruments described below. Since the counterparties, if any, to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not use financial instruments for trading purposes.

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

When we sell a fair value swap, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. When we effectively reduce the outstanding principal amount of the Senior Notes (through debt-for-equity exchanges, repurchases or otherwise), the related portion of such credit or charge is accelerated and recorded in the period in which such reduction occurs.

We periodically enter into agreements with financial institutions that are intended to limit, or cap, our exposure to incurrence of additional interest expense due to increases in variable interest rates. These instruments effectively cap our interest rate exposure.

Currency Rate Management. We enter into foreign currency instruments from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. As of December 31, 2007 and March 31, 2008, there were no outstanding contracts.

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at March 31, 2008 were a receivable of $0.1 million. We are required to provide cash collateral to certain counterparties to the extent that the fair market value of the natural gas derivative contracts exceeds a specific threshold. At March 31, 2008, we were not required to provide any cash collateral.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates and interest rates on results of operations for the 2008 first quarter. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the 2008 first quarter by $3.6 million. Also, a hypothetical increase in interest rates of 100 basis points for our variable interest rate obligations would have increased our interest expense by a nominal amount.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of March 31, 2008.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, we announced that our Board of Directors had approved a share repurchase program authorizing the purchase of up to 3 million shares of our common stock. Purchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. During the first quarter of 2008, we did not repurchase any shares under this program.

In addition to the above repurchase program, we occasionally purchase vested restricted stock shares from employees to cover withholding taxes. During the first quarter of 2008, we purchased 64,950 shares at an average price of $16.05.

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

GRAFTECH INTERNATIONAL LTD.

Date: May 1, 2008	By:	/s/ Mark R. Widmar
Mark R. Widmar
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.