Form 10-Q
period 2008-06-30
GRAFTECH INTERNATIONAL LTD
filed 2008-07-29
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

As of July 17, 2008, 119,527,909 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2007	At June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$54,741	$13,563
Restricted cash	—	1,713
Accounts and notes receivable, net of allowance for doubtful accounts of $2,971 at December 31, 2007 and $1,832 at June 30, 2008	158,486	188,590
Inventories	285,433	302,060
Prepaid expenses and other current assets	10,133	10,829

Total current assets	508,793	516,755

Property, plant and equipment	881,067	933,837
Less: accumulated depreciation	564,613	594,432

Net property, plant and equipment	316,454	339,405
Deferred income taxes	7,144	6,254
Goodwill	9,683	8,604
Other assets	23,080	18,499
Long-term investment	—	136,123
Restricted cash	1,547	—

Total assets	$866,701	$1,025,640

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$58,975	$82,875
Interest payable	9,633	3,119
Short-term debt	1,014	16,358
Accrued income and other taxes	29,996	44,805
Other accrued liabilities	104,066	84,937

Total current liabilities	203,684	232,094
Long-term debt:
Principal value	423,234	160,376
Fair value adjustments for hedge instruments	2,421	814
Unamortized bond premium	481	162

Total long-term debt	426,136	161,352

Other long-term obligations	94,010	96,770
Deferred income taxes	30,171	29,429
(see Contingencies – Note 14)
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 150,000,000 shares authorized, 105,169,507 shares issued at December 31, 2007 and 122,268,619 shares issued at June 30, 2008	1,052	1,223
Additional paid-in capital	988,662	1,262,468
Accumulated other comprehensive loss	(278,316)	(246,130)
Accumulated deficit	(506,666)	(414,328)
Less: cost of common stock held in treasury, 2,501,201 shares at December 31, 2007 and 3,172,252 shares at June 30, 2008	(85,197)	(96,629)
Less: common stock held in employee benefit and compensation trusts, 471,373 shares at December 31, 2007 and 42,950 shares at June 30, 2008.	(6,835)	(609)

Total stockholders’ equity	112,700	505,995

Total liabilities and stockholders’ equity	$866,701	$1,025,640

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2008	2007	2008
Net sales	$255,889	$319,538	$484,120	$609,540
Cost of sales	163,189	205,188	316,132	387,089

Gross profit	92,700	114,350	167,988	222,451

Research and development	2,045	1,835	4,279	4,100
Selling and administrative	25,462	23,688	47,856	46,279
Restructuring (credits) charges, net	(138)	190	746	342

Operating income	65,331	88,637	115,107	171,730

Other (income) expense, net	(24,305)	6,979	(14,281)	28,014
Interest expense	9,546	3,790	21,257	9,476
Interest income	(258)	(206)	(1,224)	(578)

Income from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income	80,348	78,074	109,355	134,818
Provision for income taxes	15,376	24,382	25,906	42,480

Income from continuing operations before minority interest	64,972	53,692	83,449	92,338
Minority stockholders’ share of subsidiaries’ income	2	—	35	—

Income from continuing operations	64,970	53,692	83,414	92,338
Loss from discontinued operations, net of tax	—	—	(3,117)	—

Net income	$64,970	$53,692	$80,297	$92,338

Basic income (loss) per common share:
Income per share from continuing operations	$0.65	$0.51	$0.84	$0.89
Loss per share from discontinued operations	—	—	(0.03)	—

Net income per share	$0.65	$0.51	$0.81	$0.89

Weighted average common shares outstanding	99,759	106,050	99,202	104,161

Diluted earnings (loss) per common share:
Income per share from continuing operations	$0.57	$0.46	$0.75	$0.80
Loss per share from discontinued operations	—	—	(0.03)	—

Net income per share	$0.57	$0.46	$0.72	$0.80

Weighted average common shares outstanding	116,549	119,521	114,508	118,581

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2007	2008
Cash flow from operating activities:
Net income	$80,297	$92,338
Adjustments to reconcile net income to net cash used in operating activities:
Loss from discontinued operations, net of tax	3,117	—
Depreciation and amortization	16,202	17,416
Deferred income taxes	3,623	1,189
Restructuring charges	746	342
Currency (gains) losses	(495)	14,313
Stock based compensation	2,172	2,373
Interest expense	2,396	3,013
Other (credits) charges, net	(4,137)	3,982
Increase in working capital*	(20,764)	(35,002)
(Gain) loss on sale of assets	(23,662)	8
Long-term assets and liabilities	(5,703)	2,389

Net cash provided by operating activities	53,792	102,361

Cash flow from investing activities:
Capital expenditures	(20,218)	(27,554)
Proceeds from derivative instruments	—	224
Purchase of equity investment	—	(134,611)
Proceeds from sale of assets	24,663	18
Increase in restricted cash	—	(166)
Payments for purchase price adjustments	(2,794)	—
Patents capitalization	(472)	—

Net cash provided by (used in) investing activities	1,179	(162,089)

Cash flow from financing activities:
Short-term debt borrowings	574	14,993
Revolving Facility borrowings	183,645	155,625
Revolving Facility reductions	(183,000)	(70,810)
Long-term debt reductions	(184,750)	(124,508)
Excess tax benefit from stock-based compensation	—	12,136
Purchase of treasury shares	—	(5,323)
Proceeds from exercise of stock options	12,331	36,315

Net cash (used in) provided by financing activities	(171,200)	18,428

Net decrease in cash and cash equivalents	(116,229)	(41,300)
Effect of exchange rate changes on cash and cash equivalents	186	122
Cash and cash equivalents at beginning of period	149,517	54,741

Cash and cash equivalents at end of period	$33,474	$13,563

* Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable	$(6,699)	$(48,186)
Effect of factoring on accounts receivable	22,533	23,773
Inventories	(7,116)	(5,559)
Prepaid expenses and other current assets	918	(976)
Payments for antitrust investigations and related lawsuits and claims	(5,380)	—
Restructuring payments	(4,469)	(816)
(Decrease) increase in accounts payable and accruals	(13,427)	3,276
Decrease in interest payable	(7,124)	(6,514)

Increase in working capital	$(20,764)	$(35,002)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
Balance at December 31, 2007	105,169,507	$1,052	$988,662	$(278,316)	$(506,666)	$(85,197)	$(6,835)	$112,700

Comprehensive income (loss):
Net income	—	—	—	—	92,338	—	—	92,338	$92,338
Other comprehensive income:
Actuarial gain	—	—	—	—	—	—	—	—	—
Amortization of initial net asset	—	—	—	(43)	—	—	—	(43)	(43)
Amortization of prior service credit	—	—	—	(596)	—	—	—	(596)	(596)
Amortization of net loss	—	—	—	2,889	—	—	—	2,889	2,889
Plan settlements	—	—	—	171	—	—	—	171	171
Unrealized gains on securities	—	—	—	152	—	—	—	152	152
Foreign currency translation adjustments	—	—	—	29,613	—	—	—	29,613	29,613

Total comprehensive income (loss)									$124,524

Debenture conversion	13,559,604	136	221,753					221,889
Treasury stock	61,078					(11,432)	—	(11,432)
Stock-based compensation	295,710	—	14,352	—	—	—	—	14,352
Stock held in employee benefit and compensation trusts	—	—	—	—	—	—	6,226	6,226
Common stock issued to savings and pension plan trusts	86,923	—	1,386	—	—	—	—	1,386
Sale of common stock under stock options	3,095,797	35	36,315	—	—	—	—	36,350

Balance at June 30, 2008	122,268,619	$1,223	$1,262,468	$(246,130)	$(414,328)	$(96,629)	$(609)	$505,995

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

Certain amounts in the Consolidated Financial Statements for the three and six months ended June 30, 2007 have been reclassified to conform with the current period presentation.

As previously disclosed in our second quarter 2007 Form 10-Q, we identified and corrected an error in the 2007 second quarter for expenses associated with final price adjustments relating to the sale of our former cathodes business in 2006. By correcting the error in the 2007 second quarter, we understated income from discontinued operations in the 2007 second quarter by $2.5 million and overstated income from discontinued operations by $2.5 million in the 2007 first quarter. We determined that this adjustment was not material to our consolidated financial statements for any of the periods affected; therefore, no revisions were made to the 2007 quarterly financial statements included in our previously filed Form 10-Q’s for this matter. However, consistent with Item 6, Selected Financial Data in our 2007 Annual Report, we have revised our results of operations for the three and six months ended June 30, 2007 to reflect the purchase price adjustments in 2007 in the appropriate reporting period.

During the first quarter of 2008, we revised our segment structure. Please refer to Note 6 for more information.

(2)	New Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material impact on our consolidated financial statements.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of FSP APB 14-1 to our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 161 on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (SFAS 141R), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions,

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We have adopted SFAS 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have an impact on our consolidated results of operations and financial position.

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

(3)	Stock-Based Compensation

In the three months ended June 30, 2007 and 2008, we recognized $1.4 million and $1.5 million, respectively, in stock-based compensation expense. A majority of the expense, $1.2 million and $1.4 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

In the six months ended June 30, 2007 and 2008, we recognized $2.8 million and $2.7 million, respectively, in stock-based compensation expense. A majority of the expense, $2.5 million in each period, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses incurred as cost of sales and research and development.

As of June 30, 2008, the total compensation cost related to non-vested restricted stock and stock options not yet recognized was $3.5 million, which will be recognized over the weighted average life of 1.09 years.

Restricted stock activity under the plans for the six months ended June 30, 2008 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2008	1,077,300	$7.32
Granted	19,002	15.25
Vested	(271,649)	6.31
Forfeited	(23,667)	15.70

Outstanding at June 30, 2008	800,986	$7.60

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock option activity under the plans for the six months ended June 30, 2008 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2008	5,079,566	$7.16
Granted	—	—
Vested	—	—
Expired	(8,000)	11.50
Exercised	(3,066,895)	7.28

Outstanding at June 30, 2008	2,004,671	$6.93

(4)	Equity Investment

On June 30, 2008, we acquired 100% of the outstanding capital stock of Falcon-Seadrift Holding Corp (“Falcon”). Falcon’s only material assets are limited partnership units constituting approximately 18.9% of the equity interest in Seadrift Coke, L.P. (“Seadrift”), a producer of needle coke. As of June 30, 2008, a controlling interest of Seadrift is owned by one investor and the balance of the partnership is owned by various other investors and Seadrift employees.

The investment balance of $136.1 million includes the purchase price of $135.0 million and transaction costs of $1.7 million, net of cash of acquired of $0.4 million and prepaid assets of $0.2 million. The acquisition was paid for in cash, of which $100 million was funded through borrowings under our principal revolving credit facility. The balance of the purchase price was paid from cash on hand.

Falcon has certain contractual rights related to Seadrift. These include the right to one of five seats on the board of directors of Seadrift (or, at our election, board observation rights in lieu thereof), a right of approval with respect to certain mergers and other transactions involving Seadrift, the right to veto Seadrift’s repurchase of its own equity (other than from former employees), the right to receive certain information concerning Seadrift, certain registration rights, and customary tag along rights permitting us to participate in any proposed sale of the

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

majority owners’ interests on the same terms and conditions. Falcon is subject to customary drag along obligations requiring us, if the majority owners sell their interests, to sell our interests on the same terms and conditions. Falcon has the right to require Seadrift to buy its equity interests in Seadrift (a “put” to Seadrift) at then fair market value beginning May 1, 2011. Upon exercise of the put, the fair market value would be determined assuming a sale of Seadrift as a going concern and without applying a discount for lack of liquidity, marketability, or lack of control.

Due to the limited partnership structure, we will account for the investment in Seadrift under FASB Staff Position SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5”, which requires the application of the equity method of accounting for the investment. As of June 30, 2008, the carrying value of our equity method investee exceeded our share of its equity by approximately $122 million. Due to the timing of the transaction, we are in the process of completing a valuation, which will determine the basis difference attributable to the assets and liabilities of Seadrift, which will primarily consist of fixed assets, goodwill and deferred taxes.

(5)	Earnings Per Share

Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, “Earnings Per Share”, and EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share”, using the following share data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
	(In thousands, except share data)
Net income as reported	$64,970	$53,692	$80,297	$92,338
Interest on Debentures, net of tax benefit	898	802	1,795	1,718
Amortization of Debentures issuance costs, net of tax benefit	422	385	845	816

Net income as adjusted	$66,290	$54,879	$82,937	$94,872

Weighted average common shares outstanding for basic calculation	99,759,078	106,050,313	99,202,210	104,160,899
Add: Effect of stock options and restricted stock	3,218,867	1,870,313	1,735,446	1,834,515
Add: Effect of Debentures	13,570,560	11,600,335	13,570,560	12,585,447

Weighted average common shares outstanding for diluted calculation	116,548,505	119,520,961	114,508,216	118,580,861

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 2,161,413 and 92,398 shares in the three months ended June 30, 2007 and 2008, respectively, and 3,873,521 and 1,018,856 shares in the six months ended June 30, 2007 and 2008, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

(6)	Segment Reporting

Previously, until the fourth quarter of 2007, our businesses were reported in the following reportable segments: graphite electrode, advanced graphite materials, and other businesses, which consisted of natural graphite products, refractories and carbon electrodes.

During the fourth quarter of 2007 and first quarter of 2008, we made certain organizational changes and have realigned the management of our segment structure to better serve our customers in a cost effective manner. Information utilized by our chief operating decision maker to assess the performance and allocate resources was also changed so that it more closely aligned with the new operating structure of the company. With these changes, we evaluated our segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Industrial Materials. Our industrial materials segment manufactures and delivers high quality graphite electrodes and refractories products. Electrodes are key components of the conductive power systems used to produce steel and other non-ferrous metals. Refractory products are used in blast furnaces and submerged arc furnaces due to their high thermal conductivity and the ease with which they can be machined to large or complex shapes.

Engineered Solutions. Engineered solutions include advanced graphite materials products for the transportation, solar, and oil and gas exploration industries, as well as natural graphite products.

We continue to evaluate the performance of our segments based on segment operating income. Intersegment sales and transfers are not material and the accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements as a whole. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales.

Segment information for the three and six months ended June 30, 2007 has been restated to reflect the current presentation.

The following tables summarize financial information concerning our reportable segments:

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Net sales to external customers:
Industrial materials	$220,857	$275,121	$415,370	$523,410
Engineered solutions	35,032	44,417	68,750	86,130

Total net sales	$255,889	$319,538	$484,120	$609,540

Segment operating income:
Industrial materials	$61,439	$79,646	$109,556	$154,311
Engineered solutions	3,892	8,991	5,551	17,419

Total segment operating income	$65,331	$88,637	$115,107	$171,730

Reconciliation of segment operating income to income from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income:
Other income, net	(24,305)	6,979	(14,281)	28,014
Interest expense	9,546	3,790	21,257	9,476
Interest income	(258)	(206)	(1,224)	(578)

Income from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income	$80,348	$78,074	$109,355	$134,818

Assets by reportable segment are estimated based on the value of long-lived assets at each location and the sales mix to third party customers at that location.

	At December 31, 2007	At June 30, 2008
	(Dollars in thousands)
Long-lived assets (a):
Industrial materials	$275,115	$296,574
Engineered solutions	51,022	51,435

Total long-lived assets	$326,137	$348,009

(a)	Long-lived assets represent fixed assets, net of accumulated depreciation and goodwill.

(7)	Restructuring

At June 30, 2008, the outstanding balance of our restructuring reserve was $2.4 million. We expect approximately half of the remaining payments to be paid by the end of 2008, with the remaining payments made during 2009 and after. The balance at June 30, 2008 consisted of the following:

Industrial Materials Segment:

•	$0.8 million related to the restructuring of our manufacturing facilities in France.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	$1.6 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.

For the three months ended June 30, 2008, we recorded a net restructuring charge of $0.2 million. For the six months ended June 30, 2008, we recorded a net restructuring charge of $0.3 million. These charges related to severance and related costs associated with our Switzerland facility.

The following table summarizes activity relating to the restructuring liability at June 30, 2008:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2008	$2,393	$237	$2,630
Restructuring charges	342	—	342
Payments and settlements	(668)	(148)	(816)
Effect of change in currency exchange rates	165	42	207

Balance at June 30, 2008	$2,232	$131	$2,363

(8)	Other (Income) Expense, Net

The following table presents an analysis of other (income) expense, net:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Currency (gains) losses	$(2,753)	$(2,772)	$(1,305)	$12,692
Loss on extinguishment of debt	2,765	—	10,288	4,725
Debenture make-whole payment	—	9,034	—	9,034
Loss (gain) on sale of assets	(23,893)	40	(23,187)	(8)
Bank and other financing fees	493	538	1,159	983
Loss on the sale of accounts receivable	325	235	475	575
Other	(1,242)	(96)	(1,711)	13

Total other (income) expense, net	$(24,305)	$6,979	$(14,281)	$28,014

We have non-dollar-denominated intercompany loans between our GrafTech Finance, Inc. subsidiary (“Finco”) and some of our foreign subsidiaries. At December 31, 2007 and June 30, 2008, the aggregate principal amount of these loans was $493.5 million and $529.3 million, respectively (based on currency exchange rates in effect at such dates). These

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income / expense, net, on the Consolidated Statements of Operations. In the three and six months ended June 30, 2007, we had a net total of $2.8 million and $1.3 million, respectively, of currency gains, primarily due to the remeasurement of intercompany loans and the effect of transaction losses related to foreign subsidiaries which use the dollar as their functional currency. In the three and six months ended June 30, 2008, we had a net total of $2.8 million of currency gains and $12.7 million of currency losses, respectively, due to the remeasurement of intercompany loans related to foreign subsidiaries which use the dollar as their functional currency. These losses were primarily driven by fluctuations in the euro.

In the three months ended June 30, 2007, we sold land and certain assets related to our former graphite electrode manufacturing facility in Caserta, Italy. The gain recognized on this sale was $23.7 million.

In connection with the redemption of $185 million of the outstanding principal of the Senior Notes in the six months ended June 30, 2007, we incurred a $10.3 million loss on the extinguishment of debt, $9.5 million of which related to the call premium and $0.8 million of charges for the accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes.

In connection with the redemption of $125 million of the outstanding principal of the Senior Notes during the six months ended June 30, 2008, we incurred a $4.7 million loss on the extinguishment of debt, which includes $4.3 million related to the call premium and $0.4 million of charges for the accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes.

In connection with the conversion of our $225 million of Convertible Senior Debentures in the three months ended June 30, 2008, we incurred a $9.0 million charge related to the make-whole provision. This charge represented the present value of all remaining scheduled interest payments from the date of conversion through January 15, 2011.

(9)	Benefit Plans

The components of our consolidated net pension and postretirement cost (benefit) are set forth in the following tables:

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Service cost	$245	$246	$488	$492
Interest cost	2,857	2,890	5,684	5,780
Expected return on plan assets	(3,112)	(3,254)	(6,194)	(6,509)
Amortization of transition obligation	(22)	(22)	(43)	(43)
Amortization of prior service cost	30	34	60	68
Amortization of unrecognized loss	579	497	1,155	995
Settlements	102	171	102	171

Net cost	$679	$562	$1,252	$954

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Post Retirement Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Service cost	$125	$120	$247	$240
Interest cost	210	554	418	1,108
Amortization of prior service benefit	(2,838)	(332)	(5,670)	(664)
Amortization of unrecognized loss	1,126	1,051	2,246	2,102

Net (benefit) cost	$(1,377)	$1,393	$(2,759)	$2,786

(10)	Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31, 2007	At June 30, 2008
	(Dollars in thousands)
Revolving Facility	$—	$84,815

Senior Notes:
Senior Notes due 2012	199,649	74,816
Fair value adjustments for terminated hedge instruments*	2,421	814
Unamortized bond premium	481	162

Total Senior Notes	202,551	75,792

Debentures	222,905	—
Other European debt	680	745

Total	$426,136	$161,352

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the six months ended June 30, 2007, we redeemed a total of $185 million of the outstanding principal amount of the 10 1/4% Senior Notes, due 2012, at 105.125% plus accrued interest. In connection with this redemption, we incurred a $10.3 million loss on the extinguishment of debt.

In the six months ended June 30, 2008, we redeemed a total of $125 million of the outstanding principal amount of the 10 1/4% Senior Notes, due 2012, at 103.417% plus accrued interest. In connection with this redemption, we incurred a $4.7 million loss on the extinguishment of debt.

On May 30, 2008, we called for redemption of the $225 million outstanding principal amount of our 1 5/8% Convertible Senior Debentures.

On the redemption date, the Debenture holders who exercised their conversion rights received 60.3136 shares of our common stock for each $1,000 principal amount of Debentures on conversion, together with a make-whole payment totaling approximately $9.0 million, which represented the present value of all remaining scheduled payments of interest on the redeemed Debentures from the date of conversion through January 15, 2011. We also made a payment of $0.2 million to the Debenture holders who did not exercise their conversion rights and opted to receive a redemption price in cash equal to 100% of the principal plus accrued but unpaid interest until the redemption date. These Debenture holders received the make-whole value in shares.

(11)	Inventories

Inventories are comprised of the following:

	At December 31, 2007	At June 30, 2008
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$97,009	$103,537
Work in process	132,709	145,880
Finished goods	57,183	54,198

	286,901	303,615
Reserves	(1,468)	(1,555)

	$285,433	$302,060

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12)	Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Interest incurred on debt	$8,693	$2,999	$19,442	$7,831
Amortization of fair value adjustments for terminated hedge instruments	(155)	(45)	(358)	(116)
Amortization of premium on Senior Notes	(31)	(9)	(69)	(23)
Amortization of discount on Debentures	168	150	334	320
Amortization of debt issuance costs	809	628	1,684	1,324
Interest incurred on other items	62	67	224	140

Total interest expense	$9,546	$3,790	$21,257	$9,476

(13)	Other Comprehensive Income

Other comprehensive income consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Net income	$64,970	$53,692	$80,297	$92,338
Other comprehensive income:
Foreign currency translation adjustments, net of tax	5,137	6,008	7,737	29,613
Amortization of prior service costs and unrecognized gains and losses	977	1,097	2,252	2,573

Total comprehensive income	$71,084	$60,797	$90,286	$124,524

(14)	Contingencies

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $1.5 million at December 31, 2007 and $1.4 million at June 30, 2008. The following table presents the activity in this accrual for the six months ended June 30, 2008:

(Dollars in Thousands)
Balance at January 1, 2008	$1,452
Product warranty charges	1,491
Payments and settlements	(1,578)

Balance at June 30, 2008	$1,365

(15)	Financial Information About the Issuers and Guarantors of Our Debt Securities and Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees

On February 15, 2002, Finco, a direct subsidiary of GTI (the “Parent”), issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. All of the Senior Notes have been issued under a single Indenture and constitute a single class of debt securities. The Senior Notes mature on February 15, 2012. The Senior Notes have been guaranteed on a senior basis by the Parent and the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Global, GrafTech International Holdings Inc., GrafTech International Trading Inc. (formerly named UCAR International Trading Inc.), and GrafTech Technology LLC (formerly named UCAR Carbon Technology LLC). The Parent, Finco and these subsidiaries together hold a substantial majority of our U.S. assets.

On January 22, 2004, the Parent issued $225 million aggregate principal amount of Debentures. The guarantors of the Debentures were the same as the guarantors of the Senior Notes, except for the Parent (which was the issuer of the Debentures but a guarantor of the Senior Notes) and Finco (which was a guarantor of the Debentures but the issuer of the Senior Notes). The Parent and Finco were both obligors on the Senior Notes and the Debentures, although in different capacities.

The Debentures were called for redemption during the three months ended June 30, 2008. In connection therewith, the entire $225 million outstanding principal amount of the Debentures was either converted into shares of common stock or redeemed and the obligations of the guarantors of the Debentures under the applicable guarantees thereof were released. The guarantees of the Senior Notes remain in full force and effect.

The guarantors of the Senior Notes, solely in their respective capacities as such, are collectively called the “U.S. Guarantors.” Our other subsidiaries, which are not guarantors of the Senior Notes, are called the “Non-Guarantors.”

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All of the guarantees are unsecured. All of the guarantees are full, unconditional and joint and several. Finco and each of the other U.S. Guarantors (other than the Parent) are 100% owned, directly or indirectly, by the Parent. All of the guarantees of the Senior Notes continue until the Senior Notes have been paid in full, and payment under such guarantees could be required immediately upon the occurrence of an event of default under the Senior Notes. If a guarantor makes a payment under its guarantee of the Senior Notes, it would have the right under certain circumstances to seek contribution from the other guarantors of the Senior Notes.

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At June 30, 2008, retained earnings of our subsidiaries subject to such restrictions were approximately $1,199 million. Investments in subsidiaries are recorded on the equity basis.

The following table sets forth condensed consolidating balance sheets at December 31, 2007 and June 30, 2008 and condensed consolidating statements of operations and cash flows for each of the three month and six months ended June 30, 2007 and 2008 of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at December 31, 2007

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$168	$31,021	$—	$23,670	$(118)	$54,741
Intercompany loans	—	155,568	—	495,849	(651,417)	—
Intercompany accounts receivable	—	8,446	—	7,525	(15,971)	—
Accounts receivable - third party	—	—	25,945	132,541	—	158,486

Accounts and notes receivable, net	—	164,014	25,945	635,915	(667,388)	158,486
Inventories	—	—	46,674	238,759	—	285,433
Prepaid expenses and other current assets	—	13	4,585	5,535	—	10,133

Total current assets	168	195,048	77,204	903,879	(667,506)	508,793

Property, plant and equipment, net	—	—	74,464	241,990	—	316,454
Deferred income taxes	—	—	850	6,404	(110)	7,144
Intercompany loans	—	585,739	—	—	(585,739)	—
Investments in affiliates	333,897	—	330,848	—	(664,745)	—
Goodwill	—	—	—	9,683	—	9,683
Other assets	3,216	7,013	5,197	7,654	—	23,080
Assets held for sale	—	—	—	—	—	—
Restricted cash	—	—	—	1,547	—	1,547

Total assets	$337,281	$787,800	$488,563	$1,171,157	$(1,918,100)	$866,701

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$10,709	$48,384	$(118)	$58,975
Interest payable	1,676	7,949	—	8	—	9,633
Intercompany loans	—	503,373	142,775	21,240	(667,388)	—
Third party loans	—	—	—	1,014	—	1,014

Short-term debt	—	503,373	142,775	22,254	(667,388)	1,014
Accrued income and other taxes	—	—	2,780	27,216	—	29,996
Other accrued liabilities	—	99	29,582	74,385	—	104,066

Total current liabilities	1,676	511,421	185,846	172,247	(667,506)	203,684

Long-term debt	222,905	202,551	—	680	—	426,136
Intercompany loans	—	—	—	585,739	(585,739)	—
Other long-term obligations	—	—	42,648	51,362	—	94,010
Payable to equity of investees	—	—	—	—	—	—
Deferred income taxes	—	—	—	30,281	(110)	30,171
Minority stockholders’ equity in consolidated Entities	—	—	—	—	—	—
Stockholders’ equity (deficit)	112,700	73,828	260,069	330,848	(664,745)	112,700

Total liabilities and stockholders’ deficit	$337,281	$787,800	$488,563	$1,171,157	$(1,918,100)	$866,701

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at June 30, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$195	$6,841	$—	$6,696	$(169)	$13,563
Restricted cash	—	—	—	1,713	—	1,713
Inter-company loans	—	258,707	—	652,729	(911,436)	—
Inter-company accounts receivable	—	8,334	49	9,558	(17,941)	—
Accounts receivable - third party	—	—	38,369	150,221	—	188,590

Accounts and notes receivable, net	—	267,041	38,418	812,508	(929,377)	188,590
Inventories	—	—	48,099	253,961	—	302,060
Prepaid expenses and other current assets	—	88	4,482	6,259	—	10,829

Total current assets	195	273,970	90,999	1,081,137	(929,546)	516,755

Property, plant and equipment, net	—	—	77,138	262,267	—	339,405
Deferred income taxes	—	—	1,741	4,734	(221)	6,254
Intercompany loans	—	621,600	—	—	(621,600)	—
Investments in affiliates	505,800	—	459,724	—	(965,524)	—
Goodwill	—	—	—	8,604	—	8,604
Other assets	—	3,949	5,433	9,117	—	18,499
Long-term investment	—	—	136,123	—	—	136,123

Total assets	$505,995	$899,519	$771,158	$1,365,859	$(2,516,891)	$1,025,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$10,570	$72,474	$(169)	$82,875
Interest payable	—	3,107	—	12	—	3,119
Intercompany loans	—	662,357	245,516	21,504	(929,377)	—
Third party loans	—	12,000	—	4,358	—	16,358

Short-term debt	—	674,357	245,516	25,862	(929,377)	16,358
Accrued income and other taxes	—	—	1,874	42,931	—	44,805
Other accrued liabilities	—	—	24,666	60,271	—	84,937

Total current liabilities	—	677,464	282,626	201,550	(929,546)	232,094

Long-term debt	—	160,792	—	560	—	161,352
Intercompany loans	—	—	—	621,600	(621,600)	—
Other long-term obligations	—	—	43,995	52,775	—	96,770
Payable to equity of investees	—	—	—	—	—	—
Deferred income taxes	—	—	—	29,650	(221)	29,429
Stockholders’ equity	505,995	61,263	444,537	459,724	(965,524)	505,995

Total liabilities and stockholders’ deficit	$505,995	$899,519	$771,158	$1,365,859	$(2,516,891)	$1,025,640

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended June 30, 2007

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non-Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$61,809	$194,080	$—	$255,889
Cost of sales	—	—	54,514	108,675	—	163,189

Gross profit	—	—	7,295	85,405	—	92,700
Research and development	—	—	2,045	—	—	2,045
Selling and administrative expenses	—	—	17,021	8,441	—	25,462
Restructuring charges	—	—	197	(335)	—	(138)

Operating income	—	—	(11,968)	77,299	—	65,331

Other (income) expense, net	—	(9,738)	(5,354)	(26,477)	17,264	(24,305)
Interest expense	1,350	13,259	2,794	9,407	(17,264)	9,546
Interest income	—	(1)	(17)	(240)	—	(258)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of subsidiaries’ income (loss)	(1,350)	(3,520)	(9,391)	94,609	—	80,348
Provision for (benefit from) income taxes	1,753	(1,661)	3,508	11,776	—	15,376

Income (loss) from continuing operations before minority interest	(3,103)	(1,859)	(12,899)	82,833	—	64,972
Minority stockholders’ share of subsidiaries’ income (loss)	—	—	—	2	—	2

Income (loss) from continuing operations	(3,103)	(1,859)	(12,899)	82,831	—	64,970
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Equity (deficit) in earnings of subsidiaries	68,073	—	82,831	—	(150,904)	—

Net income (loss)	$64,970	$(1,859)	$69,932	$82,831	$(150,904)	$64,970

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Six Months Ended June 30, 2007

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$114,138	$369,982	$—	$484,120
Cost of sales	—	—	100,051	216,081	—	316,132

Gross profit	—	—	14,087	153,901	—	167,988
Research and development	—	—	4,279	—	—	4,279
Selling and administrative expenses	—	—	32,202	15,654	—	47,856
Restructuring charges	—	—	726	20	—	746

Operating income	—	—	(23,120)	138,227	—	115,107

Other (income) expense, net	—	(12,464)	(5,031)	(31,169)	34,383	(14,281)
Interest expense	2,698	28,231	5,602	19,109	(34,383)	21,257
Interest income	—	(711)	(17)	(496)	—	(1,224)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of subsidiaries’ income (loss)	(2,698)	(15,056)	(23,674)	150,783	—	109,355
Provision for (benefit from) income taxes	(927)	(5,675)	11,802	20,706	—	25,906

Income (loss) from continuing operations before minority interest	(1,771)	(9,381)	(35,476)	130,077	—	83,449
Minority stockholders’ share of subsidiaries’ income (loss)	—	—	—	35	—	35

Income (loss) from continuing operations	(1,771)	(9,381)	(35,476)	130,042	—	83,414
Loss from discontinued operations, net of tax	—	—	(3,117)	—	—	(3,117)
Equity (deficit) in earnings of subsidiaries	82,068	—	130,042	—	(212,110)	—

Net income (loss)	$80,297	$(9,381)	$91,449	$130,042	$(212,110)	$80,297

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months June 30, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$74,057	$245,481	$—	$319,538
Cost of sales	—	—	36,919	168,269	—	205,188

Gross profit	—	—	37,138	77,212	—	114,350
Research and development	—	—	1,807	28	—	1,835
Selling, administrative, and other expenses	—	—	14,647	9,041	—	23,688
Restructuring charges	—	—	1	189	—	190

Operating income	—	—	20,683	67,954	—	88,637

Other (income) expense, net	9,040	(15,767)	(940)	(6,907)	21,553	6,979
Interest expense	1,187	11,820	1,888	10,448	(21,553)	3,790
Interest income	—	(12)	—	(194)	—	(206)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(10,227)	3,959	19,735	64,607	—	78,074
Provision for (benefit from) income taxes	—	280	9,938	14,164	—	24,382

Income (loss) from continuing operations	(10,227)	3,679	9,797	50,443	—	53,692
Minority stockholders’ share of income (loss)	—	—	—	—	—	—

Income (loss) from continuing operations	(10,227)	3,679	9,797	50,443	—	53,692
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Equity (deficit) in earnings of subsidiaries	63,919	—	50,443	—	(114,358)	—

Net income (loss)	$53,692	$3,679	$60,240	$50,443	$(114,358)	$53,692

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Six Months June 30, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$132,558	$476,982	$—	$609,540
Cost of sales	—	—	103,781	283,308	—	387,089

Gross profit	—	—	28,777	193,674	—	222,451
Research and development	—	—	4,073	27	—	4,100
Selling, administrative, and other expenses	—	—	28,918	17,361	—	46,279
Restructuring charges	—	—	(1)	343	—	342

Operating income	—	—	(4,213)	175,943	—	171,730

Other (income) expense, net	9,040	(7,985)	2,234	(18,961)	43,686	28,014
Interest expense	2,539	24,205	5,770	20,648	(43,686)	9,476
Interest income	—	(211)	—	(367)	—	(578)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(11,579)	(16,009)	(12,217)	174,623	—	134,818
Provision for (benefit from) income taxes	—	560	12,906	29,014	—	42,480

Income (loss) from continuing operations	(11,579)	(16,569)	(25,123)	145,609	—	92,338
Minority stockholders’ share of income (loss)	—	—	—	—	—	—

Income (loss) from continuing operations	(11,579)	(16,569)	(25,123)	145,609	—	92,338
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Equity (deficit) in earnings of subsidiaries	103,917	—	145,609	—	(249,526)	—

Net income (loss)	$92,338	$(16,569)	$120,486	$145,609	$(249,526)	$92,338

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Six Months Ended June 30, 2007

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$80,297	$(9,381)	$91,449	$130,042	$(212,110)	$80,297
Adjustments to reconcile net income to net cash used in:
Loss from discontinued operations, net of tax	—	—	3,117	—	—	3,117
Depreciation and amortization	—	—	3,674	12,528	—	16,202
Deferred income taxes	(360)	557	639	2,786	—	3,622
Restructuring charges	—	—	726	20	—	746
Currency gains	—	—	—	(495)	—	(495)
Interest expense	(71)	2,137	330	—	—	2,396
Other charges, net	93,104	(167,180)	(86,796)	(119,861)	278,769	(1,964)
(Increase) decrease in working capital	(522)	(13,531)	(3,959)	(1,897)	(855)	(20,764)
Gain on sale of assets	—	—	(141)	(23,968)	447	(23,662)
Increase in long-term assets and liabilities	—	—	(5,028)	(675)	—	(5,703)

Net cash provided by operating activities	172,448	(187,398)	4,011	(1,520)	66,251	53,792

Cash flow from investing activities:
Inter-company receivable/payable	—	70,396	—	(1,191)	(69,205)	—
Capital expenditures	—	—	(4,409)	(15,809)	—	(20,218)
Proceeds from sale of assets	—	—	57	21,659	2,947	24,663
Purchase price adjustments	—	—	—	(2,794)	—	(2,794)
Patent capitalization	—	—	(472)	—	—	(472)

Net cash used in investing activities	—	70,396	(4,824)	1,865	(66,258)	1,179

Cash flow from financing activities:
Short-term debt borrowings, net	—	—	813	(239)	—	574
Revolving Facility borrowings	—	183,645	—	—	—	183,645
Revolving Facility reductions	—	(183,000)	—	—	—	(183,000)
Long term debt reduction	(184,750)	—	—	—	—	(184,750)
Proceeds from exercise of stock options	12,331	—	—	—	—	12,331

Net cash used in financing activities	(172,419)	645	813	(239)	—	(171,200)
Net decrease in cash and cash equivalents	29	(116,357)	—	106	(7)	(116,229)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	186	—	186
Cash and cash equivalents at beginning of period	151	125,161	—	24,335	(130)	149,517

Cash and cash equivalents at end of period	$180	$8,804	$—	$24,627	$(137)	$33,474

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Six Months Ended June 30, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$92,338	$(16,569)	$120,486	$145,609	$(249,526)	$92,338
Adjustments to reconcile net income to net cash used in:
Depreciation and amortization	—	—	2,950	14,466	—	17,416
Deferred income taxes	—	—	606	583	—	1,189
Restructuring charges	—	—	—	342	—	342
Currency losses	—	14,313	—	—	—	14,313
Stock based compensation	2,373	—	—	—	—	2,373
Interest expense	185	2,828	—	—	—	3,013
Other non-cash charges (credits), net	(137,692)	(278,699)	40,171	282,970	97,232	3,982
(Increase) decrease in working capital	(305)	(109,529)	(25,170)	(177,387)	277,389	(35,002)
Gain on sale of assets	—	—	(18)	26	—	8
Long-term assets and liabilities	—	—	1,069	1,320	—	2,389

Net cash used in operating activities	(43,101)	(387,656)	140,094	267,929	125,095	102,361

Cash flow from investing activities:
Inter-company receivable/payable	—	390,945	—	(265,824)	(125,121)	—
Capital expenditures	—	—	(5,484)	(22,070)	—	(27,554)
Proceeds from derivative instruments	—	224	—	—	—	224
Purchase of equity investment	—	—	(134,611)	—	—	(134,611)
Proceeds from sale of assets	—	—	—	18	—	18
Increase in restricted cash	—	—	—	(166)	—	(166)

Net cash used in investing activities	—	391,169	(140,095)	(288,042)	(125,121)	(162,089)
Cash flow from financing activities:
Short-term debt borrowings, net	—	12,000	—	2,993	—	14,993
Revolving Facility borrowings	—	155,625	—	—	—	155,625
Revolving Facility reductions	—	(70,810)	—	—	—	(70,810)
Long term debt reduction	—	(124,508)	—	—	—	(124,508)
Excess tax benefit	12,136	—	—	—	—	12,136
Purchase of treasury shares	(5,323)	—	—	—	—	(5,323)
Proceeds from exercise of stock options	36,315	—	—	—	—	36,315

Net cash used in financing activities	43,128	(27,693)	—	2,993	—	18,428
Net decrease in cash and cash equivalents	27	(24,180)	—	(17,120)	(26)	(41,300)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	122	—	122
Cash and cash equivalents at beginning of period	168	31,021	—	23,670	(118)	54,741

Cash and cash equivalents at end of period	$195	$6,841	$—	$6,672	$(143)	$13,563

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(16) Income Taxes

The effective tax rates were 31.5% and 23.7% for the six months ended June 30, 2008 and 2007, respectively. The effective tax rates were 31.2% and 19.1% for the three months ended June 30, 2008 and 2007, respectively. The increases in the effective tax rate were primarily due to the shift of income in lower tax jurisdictions, as well as changes in the utilization of attributes and related valuation allowances.

Our cumulative year-to-date unrecognized tax benefits have increased by $1.3 million, which has an unfavorable impact on our effective rate. As of June 30, 2008, we had unrecognized tax benefits of $6.8 million, of which $6.8 million would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction in a range of $2.5 million to $3.0 million of unrecognized tax benefits may occur within 12 months as a result of the expiration of statutes of limitation.

The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are currently under federal audit by the Internal Revenue Service (IRS) for tax year 2004. All U.S. tax years prior to 2004 are closed by statute or have been audited and settled with the domestic tax authorities. We are also currently under audit for tax years 2005-2007 by the French tax authorities. Generally, all tax years beginning after 2002 are still open to examination in our other foreign taxing jurisdictions.

Our tax provision for the six months ended June 30, 2008 and 2007 was primarily for taxes on our international income. We continue to adjust the tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to several taxing jurisdictions, including foreign tax credit utilization. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires us to weigh both positive and negative evidence in determining whether a valuation allowance is required. Positive evidence would include, for example, a strong earnings history, an event that will increase the Company’s taxable income through a continuing reduction in expenses and tax planning strategies indicating an ability to realize deferred tax assets. While the performance of these tax jurisdictions has improved significantly in recent quarters, and our interest expense has been significantly reduced through debt repayment during 2007 and 2008, we have determined that the valuation allowances related to these jurisdictions’ deferred tax assets should continue to be maintained as the balance of significant positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required. However, as we have generated taxable income in 2007 and 2008, this has created a reversal of some of our valuation allowances, thereby reflecting a provision on pretax income in these jurisdictions.

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

In the six months ended June 30, 2007, we recorded a $3.1 million charge, net of tax of $1.6 million, related to the finalization of purchase price adjustments stated in the contract and other transaction related items. Please refer to Note 1 for more information.

(18) Subsequent Event

On July 25, 2008, we and certain of our subsidiaries requested U.S. National Association, as Trustee, to redeem $35.0 million of the outstanding principal amount of the 10¼% Senior Notes due 2012, at 103.417% of the principal amount, plus accrued interest. This redemption is expected to occur in August 2008. After this redemption, $40 million in principal amount of the Senior Notes remains outstanding. In connection with this redemption we expect to incur a $1.1 million loss on the extinguishment of debt, which includes $1.0 million related to the call premium and $0.1 million of charges for accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Notes.

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

Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: expected future or targeted operational and financial performance; growth rates and future production and sales of products that incorporate or that are produced using our products; changes in production capacity in our operations and our customers’ operations; growth rates for, future prices and sales of, and demand for our products and our customers’ products; costs of materials and production, including anticipated increases therein and our ability to pass on such increases in our product prices or surcharges thereon; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; investments and acquisitions that we have made or may make in the future; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and payments; strategic plans and business projects; regional and global economic and industry market conditions, changes in such conditions and the impact thereof, interest rate management activities; currency rate management activities; financing and deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

•

the possibility of delays in or failure to achieve successful development and commercialization of new or improved engineered solutions or other products or that such products could be subsequently displaced by other products or technologies;

•	the possibility that we will fail to develop new customers or applications for our engineered solutions products;

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

•	the possibility that the investments and acquisitions that we make or may make in the future may not be successfully integrated into our business or provide the performance or returns expected;

•	the possibility that conditions and changes in the financial markets will limit our ability to obtain financing for growth and other initiatives on acceptable terms;

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

Occurrence of any of the events or circumstances described above could also have a material adverse effect on our business, financial condition, results of operations, cash flows or the market price of our common stock or the Senior Notes.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Global Economic Conditions

We are impacted in varying degrees, both positively and negatively, by fluctuations in global, regional and country economic conditions. Our discussions about market data and global economic conditions below are based on published industry statistics.

Industrial material demand is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the three and six months ended June 30, 2008, we estimate that global steel production and operating rates, excluding China, increased by 3.2% and 3.5%, respectively compared to the same period last year. China’s steel production grew by approximately 10.3% and 9.6%, respectively, during the three and six months ended June 30, 2008, contributing to an estimated global steel production increase of 5.8% and 5.7%, respectively.

Steel production in China and Russia is approximately 89.7% and 81.6% basic oxygen furnace related, respectively. However, these two countries provided some of the highest EAF capacity growth in 2008, due to new startups.

Overall, EAF steel production capacity continues to expand. During the three and six months ended June 30, 2008, EAF steel production increased approximately 4.0% and 3.7%, respectively, compared to the three and six months ended June 30, 2007, due to new EAF start-ups and strong melt rates. Based on the strong first half, we now estimate that EAF production will increase 3-4% during 2008. Graphite electrode demand is expected to increase by approximately 1-2% due to continual improvements in specific consumption.

In 2008, we believe that the overall demand for our engineered solutions will remain at a high level, resulting from continued strength in the energy markets and defense and transportation industries. The continued overall strength of the markets served has kept the demand high for our core products which are used in the industrial and chemical sectors.

Outlook

If global economic conditions in 2008 are stable, we would expect:

•	Total company net sales to increase 20 to 22 percent

•	The effective tax rate to be approximately 27 to 29 percent

•	Capital expenditures to be approximately $70 - 75 million

•	Depreciation expense of approximately $34 million; and

•	Cash flow from operations to be about $190 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes – Forward Looking Statements and Risk Factors” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

Results of Operations

Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2007.

Consolidated. Net sales of $319.5 million in the three months ended June 30, 2008 represented a $63.6 million, or 24.9%, increase from net sales of $255.9 million in the three months ended June 30, 2007. Net sales for both of our operating segments increased, primarily due to favorable pricing, along with currency impacts of $15.1 million. High demand for most of our products, together with passing significant raw material cost increases on to our customers, has resulted in increased prices, particularly related to graphite electrodes. Favorable currency exchange rates, particularly related to the euro, have also been a strong driver of our sales increase in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. These increases in sales were offset by a $3.7 million unfavorable sales mix and other items in our industrial materials segment.

Cost of sales of $205.2 million in the three months ended June 30, 2008 represented a $42.0 million, or 25.7%, increase from cost of sales of $163.2 million in the three months ended June 30, 2007. Cost of sales for both segments increased as a result of our higher sales volumes. Further, our businesses, particularly our industrial materials segment, continue to experience significant rising raw material costs. The effects of foreign currency exchange rates have also increased our costs of sales compared to the same period in 2007.

Gross profit of $114.4 million in the three months ended June 30, 2008 represented a $21.7 million, or 23.4%, increase from gross profit of $92.7 million in the three months ended June 30, 2007. Gross margin decreased slightly to 35.8% of net sales, from 36.2% in the three months ended June 30, 2007.

Research and development expenses decreased $0.2 million, or 10%, from $2.0 million in the three months ended June 30, 2007 to $1.8 million in the three months ended June 30, 2008. This decrease was primarily the result of increased State and Federal grant activity related to specific research projects, which offset a portion of our research and development costs.

Selling and administrative expenses decreased to $23.7 million for the three months ended June 30, 2008 compared to $25.5 million for the three months ended June 30, 2007. This decrease was caused primarily by favorable employee related costs for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Selling and administrative expenses have remained relatively consistent even with the higher sales due to our continued focus of monitoring and controlling discretionary expenses.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Restructuring charges were $0.2 million for the three months ended June 30, 2008, compared to a net benefit of $0.1 million in the three months ended June 30, 2007.

Other (income) expense, net was a charge of $7.0 million in the three months ended June 30, 2008 compared to income of $24.3 million in three months ended June 30, 2007. In the three months ended June 30, 2008 we incurred a $9.0 million charge for the Debenture make-whole payment that was made in conjunction with the conversion of the Debentures. The income in the three months ended June 30, 2007 was primarily the result of a $23.9 million gain on the sale of assets, which was driven by the sale of our Caserta, Italy facility. We also incurred a $2.8 million loss on the extinguishment of debt in connection with the redemption of $50 million of our outstanding Senior Notes in the three months ended June 30, 2007.

The following table presents an analysis of interest expense:

	For the Three Months Ended June 30,
	2007	2008
	(Dollars in thousands)
Interest incurred on debt	$8,693	$2,999
Amortization of fair value adjustments for terminated hedge instruments	(155)	(45)
Amortization of debt issuance costs	809	628
Amortization of premium on Senior Notes	(31)	(9)
Amortization of discount on Debentures	168	150
Interest incurred on other items	62	67

Total interest expense	$9,546	$3,790

Average debt outstanding (long-term debt and the outstanding Revolver) was $282.1 million in the three months ended June 30, 2008 as compared to $531.4 million in the three months ended June 30, 2007. The average annual interest rate for these instruments, excluding amortization of issuance costs and other similar non-cash charges, was 4.3% in the three months ended June 30, 2008 as compared to 6.4% in the three months ended June 30, 2007. This rate reduction was the result of a decrease in the amount of our 10.25% Senior Notes outstanding during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Provision for income taxes was a charge of $24.4 million for the three months ended June 30, 2008 and $15.4 million for the three months ended June 30, 2007. The effective tax rate was 31.2% for the three months ended June 30, 2008 as compared to 19.2% for the three months ended June 30, 2007. The increase in the effective tax rate was primarily due to the shift of income in lower tax jurisdictions as well as changes in the utilization of attributes and related valuation allowances.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

As a result of the matters described above, net income was $53.7 million in the three months ended June 30, 2008 as compared to $65.0 million in the three months ended June 30, 2007.

Segment net sales. The following table represents our net sales by segment for the three months ended June 30, 2007 and 2008:

	For the Three Months Ended June 30,
	2007	2008
	(Dollars in thousands)
Industrial materials	$220,857	$275,121
Engineered solutions	35,032	44,417

Total net sales	$255,889	$319,538

Our analysis of the percentage change in net sales for industrial materials and engineered solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Other	Net Change
Industrial materials	3%	17%	6%	(1)%	25%
Engineered solutions	6%	15%	4%	2%	27%

Net sales for the industrial materials segment increased primarily due to a favorable price/mix increase as a result of increased demand, particularly related to our graphite electrode products. Currency rate fluctuations also increased sales, driven by the strengthening of the euro. Sales volume for the segment increased driven by high sales volumes for refractories, as well as slight increases in graphite electrode volumes.

Net sales for engineered solutions increased primarily due to favorable price/mix increases and favorable currency exchange rates, also related to the strengthening of the euro. Volumes for our engineered solutions increased 6% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This volume increase was related primarily to higher volumes in our ETM products. During the three months ended June 30, 2008, we also recognized $0.7 million of order cancellation fees related to certain advanced graphite material products.

Segment operating net income. The following table represents our operating income by segment for the three months ended June 30, 2007 and 2008:

	For the Three Months Ended June 30,
	2007	2008
	(Dollars in thousands)
Industrial materials	$61,439	$79,646
Engineered solutions	3,892	8,991

Total operating income	$65,331	$88,637

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Our analysis of the percentage change in segment operating costs and expenses for industrial materials and engineered solutions is set forth in the following table:

	Operating Costs and Expenses For the Three Months Ended June 30,
	(Percentage of sales)
	2007	2008	Change
Industrial materials	72%	71%	(1)%
Engineered solutions	89%	80%	(9)%

Segment operating costs and expenses as a percentage of sales for industrial materials decreased 1% point in the three months ended June 30, 2008. However, in total, segment operating costs and expenses increased $36.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The largest increase in operating expenses was caused by increased raw material costs of $24.4 million. The strengthening of certain currencies, primarily the euro, increased production costs an additional $9.7 million, and net volume increases and other expenses drove costs $3.2 million higher. Selling and administrative and other expenses decreased $1.2 million as a result of our efforts to reduce discretionary expenses.

Segment operating costs and expenses as a percentage of sales for engineered solutions decreased by 9% points to 80%. However, total segment operating costs and expenses increased by $4.3 million. This increase was driven by increased production costs, driven primarily by raw materials, related to our advanced graphite materials products of $1.2 million. Selling and administrative costs did not fluctuate materially even with the increased sales levels, as a result of our continued focus on reducing and controlling selling and administrative expenses.

Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007.

Consolidated. Net sales of $609.5 million in the six months ended June 30, 2008 represented a $125.4 million, or 25.9%, increase from net sales of $484.1 million in the six months ended June 30, 2007. Net sales for both of our operating segments increased, primarily due to favorable pricing, along with currency impacts of $26.7 million. High demand for most of our products, together with passing on significant raw material cost increases to our

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

customers, has resulted in increased prices, particularly related to graphite electrodes. Favorable currency exchange rates, particularly related to the euro, have also been a strong driver of our sales increase in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. These increases in sales were offset by a $3.7 million decrease in sales related to carbon electrodes, as we have completely exited this business.

Cost of sales of $387.1 million in the six months ended June 30, 2008 represented a $71.0 million, or 22.5%, increase from cost of sales of $316.1 million in the six months ended June 30, 2007. Cost of sales rose primarily due to our industrial materials segment. This was driven primarily by increased raw material and production costs for the six months ended June 30, 2008 compared to June 30, 2007, including the effects of foreign currency exchange rates. The total cost of sales for our engineered solutions segment increased slightly due to the effects of foreign currency exchange rates.

Gross profit of $222.5 million in the six months ended June 30, 2008 represented a $54.5 million, or 32.4%, increase from gross profit of $168.0 million in the six months ended June 30, 2007. Gross margin increased to 36.5% of net sales, from 34.7% in the six months ended June 30, 2007 as a result of our increased prices.

Research and development expenses decreased $0.2 million, or 4.7%, from $4.3 million in the six months ended June 30, 2007 to $4.1 million in the six months ended June 30, 2008. This decrease was primarily the result of increased State and Federal grant activity, which offset a portion of our research and development costs.

Selling and administrative expenses were $46.3 million for the six months ended June 30, 2008 compared to $47.9 million for the six months ended June 30, 2007. This decrease was driven by a reduction in employee related benefit costs in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Note that selling and administrative expenses have remained relatively stable even with the large growth in sales due to the continued focus of monitoring and controlling discretionary costs.

Restructuring charges decreased $0.4 million to $0.3 million for the six months ended June 30, 2008, as we complete previous restructuring activities.

Other (income) expense, net was a charge of $28.0 million in the six months ended June 30, 2008 compared to income of $14.3 million in six months ended June 30, 2007. The increase was caused primarily by a $14.0 million increase in currency losses. These losses were the result of our euro-denominated inter-company loans between GrafTech Finance and some of our foreign subsidiaries, caused by the negative impact of movements in the euro exchange rate. We also incurred a $9.0 million charge for the Debenture make-whole payment in the six months ended June 30, 2008. During 2008, the gains on the sale of assets decreased by $23.2 million. The large gain seen in the six months ended June 30, 2007 was the result of the sale of our Caserta, Italy facility. These net increases in other expense were offset slightly by a decrease in the loss on extinguishment of debt of $5.6 million in the six months ended June 30, 2008. During the six months ended June 30, 2008, we redeemed $125 million of the outstanding principal of our Senior Notes, compared to $185 million in the six months ended June 30, 2007.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table presents an analysis of interest expense:

	For the Six Months Ended June 30,
	2007	2008
	(Dollars in thousands)
Interest incurred on debt	$19,442	$7,831
Amortization of fair value adjustments for terminated hedge instruments	(358)	(116)
Amortization of debt issuance costs	1,684	1,324
Amortization of premium on Senior Notes	(69)	(23)
Amortization of discount on Debentures	334	320
Interest incurred on other items	224	140

Total interest expense	$21,257	$9,476

Average debt outstanding (long-term debt and outstanding Revolver) was $331.3 million in the six months ended June 30, 2008 as compared to $568.9 million in the six months ended June 30, 2007. The average annual interest rate for these instruments, excluding amortization of issuance costs and other similar non-cash charges, was 4.6% in the six months ended June 30, 2008 as compared to 6.7% in the six months ended June 30, 2007. This rate reduction was the result of a decrease in the amount of our 10.25% Senior Notes outstanding during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Provision for income taxes was a charge of $42.5 million for the six months ended June 30, 2008 and $25.9 million for the six months ended June 30, 2007. The effective tax rate was 31.5% for the six months ended June 30, 2008 as compared to 23.7% for the six months ended June 30, 2007. The increase in the effective tax rate was primarily due to the shift of income in lower tax jurisdictions as well as changes in the utilization of attributes and related valuation allowances.

The loss from discontinued operations was $3.1 million in the six months ended June 30, 2007.

As a result of the matters described above, net income was $92.3 million in the six months ended June 30, 2008 as compared to $80.3 million in the six months ended June 30, 2007.

Segment net sales. The following table represents our net sales by segment for the six months ended June 30, 2007 and 2008:

	For the Six Months Ended June 30,
	2007	2008
	(Dollars in thousands)
Industrial materials	$415,370	$523,410
Engineered solutions	68,750	86,130

Total net sales	$484,120	$609,540

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Our analysis of the percentage change in net sales for industrial materials and engineered solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Other	Net Change
Industrial materials	3%	17%	6%	—	26%
Engineered solutions	5%	15%	4%	1%	25%

Net sales for the industrial materials segment increased primarily due to a favorable price/mix increase as a result of increased demand, particularly related to our graphite electrode products. Currency rate fluctuations also increased sales, driven by the strengthening of the euro. Sales volume for the segment increased slightly driven by volume increases for both refractories and graphite electrodes, offset by volume decreases for our former carbon electrode products.

Net sales for engineered solutions increased primarily due to a favorable price / mix increase and favorable currency exchange rates, also related to the strengthening of the euro. Volume in our engineered solutions increased 5% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase in volume was driven primarily by our ETM products. During the six months ended June 30, 2008, we also recognized $0.7 million related of order cancellation fees related to certain advanced graphite material products.

Segment operating net income. The following table represents our operating income by segment for the six months ended June 30, 2007 and 2008:

	For the Six Months Ended June 30,
	2007	2008
	(Dollars in thousands)
Industrial materials	$109,556	$154,311
Engineered solutions	5,551	17,419

Total operating income	$115,107	$171,730

Our analysis of the percentage change in segment operating costs and expenses for industrial materials and engineered solutions is set forth in the following table:

	Operating Costs and Expenses For the Six Months Ended June 30,
	(Percentage of sales)
	2007	2008	Change
Industrial materials	74%	71%	(3)%
Engineered solutions	92%	80%	(12)%

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Segment operating costs and expenses as a percentage of sales for industrial materials decreased 3% points in the six months ended June 30, 2008. However, total segment operating costs and expenses increased $63.3 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Operating expenses for this segment increased primarily due to a $42.1 million increase in production costs, related primarily to raw material costs. The strengthening of certain currencies, primarily the euro increased production costs an additional $19.4 million. Selling and administrative and other expenses increased $1.8 million to support our increased sales levels.

Segment operating costs and expenses as a percentage of sales for engineered solutions decreased by 12% points to 80%. However, total segment operating costs and expenses increased by $5.5 million. This increase was caused by production costs of $6.1 million, driven by foreign currency exchange rate fluctuations related to our advanced graphite materials products of $2.4 million and increased raw materials costs. These increases were offset by a decrease in total selling and administrative costs for the segment of $0.6 million as a result of our continued focus on reducing these types of costs.

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

During the six months ended June 30, 2008, the average exchange rate of the Brazilian real, the euro and the Mexican Peso increased about 20.3%, 15.2% and 3.2%, respectively, when compared to the average exchange rate for the same period in 2007. During the six months ended June 30, 2008, the average exchange rate for the South African rand decreased about 6.4% when compared to the average rate for the six months ended June 30, 2007.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

In the case of net sales of industrial materials, the impact of these events was an increase of about $23.9 million in the six months ended June 30, 2008 as compared to the same period in 2007. In the case of cost of sales of industrial materials, the impact of these events was an increase of about $18.3 million in the six months ended June 30, 2008 as compared to the same period in 2007.

We have non-dollar-denominated intercompany loans between our GrafTech Finance, Inc. subsidiary (“Finco”) and some of our foreign subsidiaries. At June 30, 2008, the aggregate principal amount of these loans was $529.3 million. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income / expense, net, on the Consolidated Statements of Operations. In the three and six months ended June 30, 2007, we had a net total of $2.8 million and $1.3 million, respectively, of currency gains, primarily due to the remeasurement of intercompany loans and the effect of transaction losses related to foreign subsidiaries which use the dollar as their functional currency. In the three and six months ended June 30, 2008, we had a net total of $2.8 million of currency gains and $12.7 million of currency losses, respectively, due to the remeasurement of intercompany loans related to foreign subsidiaries which use the dollar as their functional currency. These losses were primarily driven by changes in the euro. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we may use various financial instruments as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity and Capital Resources

Our sources of funds have consisted principally of invested capital, cash flow from operations and debt and equity financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, investments, payment of restructuring costs, pension and post-retirement contributions, debt reduction payments and other obligations.

At June 30, 2008, we had short-term debt of $16.4 million, long-term debt of $161.4 million, cash and cash equivalents of $13.6 million and a stockholders’ equity of $506.0 million.

As part of our cash management activities, we periodically factor or discount (by selling) certain accounts receivable to third parties. In the six months ended June 30, 2008, certain subsidiaries sold receivables at a cost lower than the cost to borrow a comparable amount for a comparable period under the Revolving Facility. Proceeds of the sale of receivables were used to reduce debt and to fund operating activities. If we had not sold receivables, our accounts receivable and our debt would have been about $0.3 million higher at December 31, 2007 and

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

about $23.8 million higher at June 30, 2008. All receivables sold during 2007 and the 2008 were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheets at December 31, 2007 and June 30, 2008.

We use cash and cash equivalents, cash flow from operations, funds from factoring arrangements and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility), as well as cash flow from operations as our primary sources of liquidity. The Revolving Facility provides for maximum borrowings of up to $215.0 million. At June 30, 2008, $106.7 million was available (after consideration of outstanding revolving and swingline loans of $97.0 million and outstanding letters of credit of $11.3 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility. The Revolving Facility matures in July 2010.

Our business strategies have continued to improve the amount and speed of cash generated from operations under current economic conditions. Improvements in cash flow from operations resulting from these strategies are being partially offset by associated cash implementation costs while they are being implemented.

At June 30, 2008, we were in compliance with all financial and other covenants contained in the Senior Notes and the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants for the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At June 30, 2008, the Revolving Facility had an effective interest rate of 4.3% and our $74.8 million principal amount of Senior Notes had a fixed rate of 10.25%. Also at June 30, 2008, 58% (or $101 million) of our total debt consists of variable rate obligations.

At December 31, 2007, the Revolving Facility had an effective interest rate of 6.2%, our $199.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225.0 million principal amount and Debentures (which were redeemed during the three months ended June 30, 2008) had a fixed rate of 1.625%.

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

We expect cash flow from operations to be positively impacted by reduced interest expense of approximately $20 million on an annual basis related to our reduced debt position. We expect our cash flow from operations to be negatively impacted by higher raw material prices, higher energy costs, higher accounts receivable balances as a result of favorable pricing for industrial materials, the payment of certain international taxes and planned pension and post retirement contributions.

Our debt and other obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations, thereby reducing funds available to us for other purposes. Our debt and obligations make us more vulnerable to economic downturns in the event that these obligations are greater or timing of payment is sooner than expected.

In order to seek to minimize our credit risks, at times we have reduced our sales of, or refused to sell (except for cash on delivery), graphite electrodes and other products to some customers. Our unrecovered trade receivables worldwide were only 0.1% of global net sales during the last 3 years. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future. In addition, we have historically factored a portion of our accounts receivable and used the proceeds to reduce debt.

We may from time to time and at any time repurchase Senior Notes in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. In the six months ended June 30, 2008 we redeemed $125 million of our Senior Notes. Also, on July 25, 2008, we called for the redemption of an additional $35 million of our Senior Notes.

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

We occasionally enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure, as described under “Quantitative and Qualitative Disclosure about Market Risks” in this Report. At June 30, 2008, there were no such contracts outstanding.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Cash Flow Provided by Operating Activities. Cash flow provided by operating activities was $102.4 million in the six months ended June 30, 2008 as compared to $53.8 million in the six months ended June 30, 2007, an increase of $48.6 million.

Cash provided by net income, after adding back the effect of non-cash items, was $135.0 million for the six months ended June 30, 2008. Non-cash items included $17.4 million of depreciation and amortization, $0.3 million of restructuring charges, $14.3 million of foreign currency losses, primarily from inter-company loans, $3.0 million in interest expense, a $1.2 million change in deferred income taxes, $2.4 million of stock based compensation expense and $4.0 million net of other items. Changes in working capital used cash flow of $35.0 million for the six months ended June 30, 2008, due primarily to a $24.4 million increase in accounts receivable, including the effects of factoring, driven by higher sales in the six months ended June 30, 2008. Other working capital uses of cash were a $5.6 million increase in inventories, a $1.0 million increase in prepaid assets, $0.8 million of restructuring payments, and a $6.5 million decrease in interest payable. These uses of cash were offset slightly by a $3.3 million increase in accounts payable and accrued expenses.

In the six months ended June 30, 2007, net income after adding back the effect from non-cash items, amounted to $103.9 million, including the loss from discontinued operations of $3.1 million. The non-cash expenses consisted of depreciation and amortization of $16.2 million and restructuring charges of $0.7 million, deferred income taxes of $3.6 million, and other credits of $0.1 million. Net cash used by working capital of $20.8 million primarily consisted of a increase in inventories of $7.1 million, the final $5.4 million antitrust payment, $4.5 million of restructuring payments, an $13.4 million decrease in accounts payable and accruals, and a decrease in interest payable of $7.1 million. These increases in working capital were offset by a decrease in accounts receivable of $15.8 million, including the effect of factoring of $22.5 million and a decrease in prepaid and other current assets of $0.9 million. Also affecting cash flows from operations for the six months ended June 30, 2007 was an increase in post retirement obligations of $1.7 million and long-term assets and liabilities of $4.0 million, and $23.7 million related to the gain on the sale of fixed assets (primarily our Caserta, Italy facility).

Cash Flow Provided by Investing Activities. Cash flow used in investing activities was $162.1 million in the six months ended June 30, 2008 compared to a source of cash of $1.2 million in the six months ended June 30, 2007.

In the six months ended June 30, 2008, we used a net $134.6 million of cash to purchase our equity investment of Seadrift Coke LP. Capital expenditures used an additional $27.6 million of cash.

In the six months ended June 30, 2007, investing activities provided cash of $1.2 million. This was driven by the proceeds from the sale of assets, specifically the sale of our Caserta, Italy facility, of $24.7 million, offset by capital expenditures of $20.2 million and $2.8 million dollars of purchase price adjustments made related to the 2006 sale of our former cathodes business.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Cash Flow Used in Financing Activities. Cash flow provided by financing activities was $18.4 million in the six months ended June 30, 2008 compared to a use of cash of $171.2 million in the six months ended June 30, 2007.

During the six months ended June 30, 2008, we redeemed $125 million of our Senior Notes, and borrowed a net $84.8 million under the Revolving Facility, primarily to fund our equity investment purchase. Other short-term borrowings were $15.0 million, which related primarily to bank overdrafts at our international locations and short-term borrowings under our revolving credit facilities. We used these borrowings primarily to fund working capital requirements and for capital expenditures. The excess tax benefit from stock-based compensation was $12.1 million for the six months ended June, 2008. We also purchased $5.3 million of treasury shares during the six months ended June 30, 2008. These uses of cash were offset by proceeds from the exercise of stock options of $36.3 million.

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

Description of Our Financing Structure

A description of the Revolving Facility and the Senior Notes is set forth under “Long-Term Debt and Liquidity” in the Annual Report, and such description is incorporated herein by reference.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from changes in interest rates, currency exchange rates, and commercial energy rates. We, from time to time, routinely enter into various transactions that have been authorized according to documented policies and procedures to manage these well-defined risks. These transactions relate primarily to financial instruments described below. Since the counterparties, if any, to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk. We do not use financial instruments for trading purposes.

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

Currency Rate Management. We enter into foreign currency instruments from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro-denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. As of December 31, 2007 and June 30, 2008, there were no outstanding contracts.

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. There were no outstanding contracts at June 30, 2008. We are required to provide cash collateral to certain counterparties to the extent that the fair market value of the natural gas derivative contracts exceeds a specific threshold. At June 30, 2008, we were not required to provide any cash collateral.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates, and interest rates on results of operations for the six months ended June 30, 2008. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the six months ended June 30, 2008 by about $8.5 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by a nominal amount for the six months ended June 30, 2008, as our debt was primarily fixed rate debt for the six months ended June 30, 2008.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of June 30, 2008.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, we announced that our Board of Directors had approved a share repurchase program authorizing the purchase of up to 3 million shares of our common stock. Purchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. During the six months ended June 30, 2008, we repurchased 194,295 shares under this program at an average price of $21.83.

In addition to the above repurchase program, we occasionally purchase or withhold vested restricted stock shares from employees to cover withholding taxes. During the six months ended June 30, 2008, we purchased or withheld 68,520 shares at an average price of $16.37.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2008	3,872	$16.58	0	3,000,000
February 1, through February 29, 2008	0	$0.00	0	3,000,000
March 1, through March 31, 2008	61,078	$16.02	0	3,000,000
April 1, through April 30, 2008	0	$0.00	0	3,000,000
May 1, through May 31, 2008	194,295	$21.83	194,295	2,805,705
June 1, through June 30, 2008	3,570	$22.12	0	2,805,705

Item 4. Submission of Matters to a Vote of Security Holders

On May 20, 2008, GTI held its annual meeting of stockholders in Parma, Ohio.

At the meeting, the stockholders elected directors, and the shares present at the meeting were voted for or withheld from each nominee, as follows:

Name of Director	Number of Shares Cast For	Number of Shares Withheld
Mary B. Cranston	93,430,875	966,788
Harold E. Layman	93,423,821	973,842
Ferrell P. McClean	81,516,117	12,881,546
Michael C. Nahl	89,447,097	4,950,566
Frank A. Riddick III	91,354,218	3,043,445
Craig S. Shular	92,050,983	2,346,680

PART II (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit
10.1	Stock Purchase and Sale Agreement, dated as of June 30, 2008, by and among Falcon Mezzanine Partners, LP and GrafTech International Holdings Inc. (confidential treatment requested as to certain portions which are omitted and filed separately with the SEC).

10.2	Termination and Release Agreement, dated June 30, 2008, between Gary R. Whitaker and GrafTech International Holdings Inc.

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: July 29, 2008	By:	/s/ Mark R. Widmar
Mark R. Widmar Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Stock Purchase and Sale Agreement, dated as of June 30, 2008, by and among Falcon Mezzanine Partners, LP and GrafTech International Holdings Inc. (confidential treatment requested as to certain portions which are omitted and filed separately with the SEC).

10.2	Termination and Release Agreement, dated June 30, 2008, between Gary R. Whitaker and GrafTech International Holdings Inc.

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.