Form 10-Q
period 2008-09-30
GRAFTECH INTERNATIONAL LTD
filed 2008-11-04
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2008

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

As of October 27, 2008, 118,990,054 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2007	At September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$54,741	$11,132
Restricted cash	—	1,456
Accounts and notes receivable, net of allowance for doubtful accounts of $2,971 at December 31, 2007 and $1,856 at September 30, 2008	158,486	188,031
Inventories	285,433	281,506
Prepaid expenses and other current assets	10,133	10,921

Total current assets	508,793	493,046

Property, plant and equipment	881,067	885,997
Less: accumulated depreciation	564,613	557,307

Net property, plant and equipment	316,454	328,690
Deferred income taxes	7,144	5,784
Goodwill	9,683	8,047
Other assets	23,080	15,850
Long-term investment	—	135,624
Restricted cash	1,547	—

Total assets	$866,701	$987,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,342	$56,612
Interest payable	9,633	813
Short-term debt	1,014	11,982
Accrued income and other taxes	29,996	44,811
Other accrued liabilities	108,699	111,932

Total current liabilities	203,684	226,150

Long-term debt:
Principal value	423,234	130,332
Fair value adjustments for hedge instruments	2,421	204
Unamortized bond premium	481	41

Total long-term debt	426,136	130,577

Other long-term obligations	94,010	94,648
Deferred income taxes	30,171	27,525
(see Contingencies – Note 15)
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 150,000,000 shares authorized, 105,169,507 shares issued at December 31, 2007 and 122,511,658 shares issued at September 30, 2008	1,052	1,225
Additional paid-in capital	988,662	1,267,095
Accumulated other comprehensive loss	(278,316)	(315,969)
Accumulated deficit	(506,666)	(330,928)
Less: cost of common stock held in treasury, 2,501,201 shares at December 31, 2007 and 3,974,012 shares at September 30, 2008	(85,197)	(112,509)
Less: common stock held in employee benefit and compensation trusts, 471,373 shares at December 31, 2007 and 51,271 shares at September 30, 2008.	(6,835)	(773)

Total stockholders’ equity	112,700	508,141

Total liabilities and stockholders’ equity	$866,701	$987,041

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
Net sales	$251,268	$315,748	$735,388	$925,288
Cost of sales	172,727	201,795	488,859	588,884

Gross profit	78,541	113,953	246,529	336,404

Research and development	2,124	2,479	6,403	6,579
Selling and administrative	21,079	24,754	68,935	71,033
Restructuring charges, net	60	7	806	349

Operating income	55,278	86,713	170,385	258,443

Other (income) expense, net	791	(16,919)	(13,490)	11,095
Interest expense	7,716	3,427	28,973	12,903
Interest income	(200)	(204)	(1,424)	(782)

Income from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income	46,971	100,409	156,326	235,227
Provision for income taxes	13,530	17,009	39,436	59,489

Income from continuing operations before minority interest	33,441	83,400	116,890	175,738
Minority stockholders’ share of subsidiaries’ income	8	—	42	—

Income from continuing operations	33,433	83,400	116,848	175,738
Loss from discontinued operations, net of tax	—	—	(3,117)	—

Net income	$33,433	$83,400	$113,731	$175,738

Basic income (loss) per common share:
Income per share from continuing operations	$0.33	$0.70	$1.17	$1.61
Loss per share from discontinued operations	—	—	(0.03)	—

Net income per share	$0.33	$0.70	$1.14	$1.61

Weighted average common shares outstanding	101,344	118,764	99,918	109,063

Diluted earnings (loss) per common share:
Income per share from continuing operations	$0.30	$0.70	$1.05	$1.50
Loss per share from discontinued operations	—	—	(0.03)	—

Net income per share	$0.30	$0.70	$1.02	$1.50

Weighted average common shares outstanding	117,392	119,965	115,588	118,920

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2008
Cash flow from operating activities:
Net income	$113,731	$175,738
Adjustments to reconcile net income to net cash used in operating activities:
Loss from discontinued operations, net of tax	3,117	—
Depreciation and amortization	25,484	26,748
Deferred income tax provision	2,579	309
Restructuring charges	806	349
Currency losses (gains)	2,490	(7,752)
Stock based compensation	3,752	3,861
Interest expense	3,215	3,532
Other (credits) charges, net	(8,821)	(696)
Increase in working capital*	(38,072)	(29,560)
(Gain) loss on sale of assets	(25,225)	279
Long-term assets and liabilities	(6,917)	(3,529)

Net cash provided by operating activities	76,139	169,279

Cash flow from investing activities:
Capital expenditures	(33,629)	(47,610)
Loss from derivative instruments	—	311
Purchase of long term investment	—	(136,390)
Proceeds from sale of assets	26,625	319
(Increase) decrease in restricted cash	(1,547)	91
Payments for purchase price adjustments	(2,794)	—
Patents capitalization	(659)	—

Net cash used in investing activities	(12,004)	(183,279)

Cash flow from financing activities:
Short-term debt borrowings	731	11,625
Revolving Facility borrowings	241,645	180,661
Revolving Facility reductions	(241,159)	(70,877)
Long-term financing obligations	2,975	(296)
Long-term debt reductions	(234,479)	(179,418)
Excess tax benefit from stock-based compensation	5,061	14,273
Purchase of treasury shares	—	(21,250)
Proceeds from exercise of stock options	19,667	36,910

Net cash used in financing activities	(205,559)	(28,372)

Net decrease in cash and cash equivalents	(141,424)	(42,372)
Effect of exchange rate changes on cash and cash equivalents	789	(1,237)
Cash and cash equivalents at beginning of period	149,517	54,741

Cash and cash equivalents at end of period	$8,882	$11,132

* Net change in working capital due to the following components:

(Increase) decrease in current assets:
Accounts and notes receivable	$(6,825)	$(60,596)
Effect of factoring on accounts receivable	9,346	24,096
Inventories	(15,576)	(11,009)
Prepaid expenses and other current assets	1,442	(735)
Payments for antitrust investigations and related lawsuits and claims	(5,380)	—
Restructuring payments	(5,712)	(873)
(Decrease) increase in accounts payable and accruals	(97)	28,377
Decrease in interest payable	(15,270)	(8,820)

Increase in working capital	$(38,072)	$(29,560)

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ Equity	Total Comprehensive Income
Balance at December 31, 2007	105,169,507	$1,052	$988,662	$(278,316)	$(506,666)	$(85,197)	$(6,835)	$112,700

Comprehensive income:
Net income	—	—	—	—	175,738	—	—	175,738	$175,738
Other comprehensive income:
Actuarial gain	—	—	—	—	—	—	—	—	—
Amortization of initial net asset	—	—	—	(43)	—	—	—	(43)	(43)
Amortization of prior service credit	—	—	—	(4,368)	—	—	—	(4,368)	(4,368)
Amortization of net loss	—	—	—	2,835	—	—	—	2,835	2,835
Plan settlements	—	—	—	171	—	—	—	171	171
Unrealized gains on securities	—	—	—	(2,537)	—	—	—	(2,537)	(2,537)
Foreign currency translation adjustments	—	—	—	(33,711)	—	—	—	(33,711)	(33,711)

Total comprehensive income									$138,085

Debenture conversion	13,559,604	136	221,753					221,889
Treasury stock	—	—	—	—	—	(27,312)	—	(27,312)
Stock-based compensation	516,511	—	17,659	—	—	—	—	17,659
Stock held in employee benefit and compensation trusts	—	—	—	—	—	—	6,062	6,062
Common stock issued to savings and pension plan trusts	124,207	—	2,148	—	—	—	—	2,148
Sale of common stock under stock options	3,141,829	37	36,873	—	—	—	—	36,910

Balance at September 30, 2008	122,511,658	$1,225	$1,267,095	$(315,969)	$(330,928)	$(112,509)	$(773)	$508,141

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

Certain amounts in the Consolidated Financial Statements for the three and nine months ended September 30, 2007 have been reclassified to conform with the current period presentation.

During the first quarter of 2008, we revised our segment structure. Please refer to Note 7 for more information.

(2) New Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Although we currently have no convertible instruments outstanding, we will adjust our prior period numbers due to the retrospective application requirement of this standard as applicable to our previously outstanding convertible debentures. We are currently evaluating the impact of FSP APB 14-1 on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 161, Disclosures about Derivative Instruments and Hedging Activities which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Instruments and Hedging Activities (SFAS 133), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 161 on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires that costs incurred to effect the acquisition be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the recognition of restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. This statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We have adopted SFAS 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have an impact on our consolidated results of operations and financial position as we made no additional fair value elections.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 requires disclosure of information that enables users of the financial statements to assess the inputs

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

used to develop fair value measurements and, for recurring fair value measurements using significant unobservable inputs, the effects of the measurements on earnings for the period. This statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157.

In accordance with the Staff Position, we adopted SFAS 157 for financial assets and liabilities as of January 1, 2008. The adoption did not have an impact on our consolidated results of operations and financial position.

(3) Stock-Based Compensation

In the three months ended September 30, 2008 and 2007, we recognized $1.2 million and $1.0 million, respectively, in stock-based compensation expense. A majority of the expense, $1.1 million and $0.9 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses recorded as cost of sales and research and development.

In the nine months ended September 30, 2008 and 2007, we recognized $3.9 million and $3.8 million, respectively, in stock-based compensation expense. A majority of the expense, $3.6 million and $3.4 million, respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expenses recorded as cost of sales and research and development.

As of September 30, 2008, the total compensation cost related to non-vested restricted stock and stock options not yet recognized was $3.0 million, which will be recognized over the weighted average life of 1.07 years.

Restricted stock activity under our equity incentive plans for the nine months ended September 30, 2008 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2008	1,077,300	$7.32
Granted	46,502	19.84
Vested	(465,656)	6.18
Forfeited	(21,634)	9.17

Outstanding at September 30, 2008	636,512	$9.01

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock option activity under the plans for the nine months ended September 30, 2008 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2008	5,079,566	$7.16
Granted	—	—
Vested	—	—
Expired	(532,398)	10.73
Exercised	(3,081,395)	7.30

Outstanding at September 30, 2008	1,465,773	$5.57

(4) Equity Investment

On June 30, 2008, we acquired 100% of the outstanding capital stock of Falcon-Seadrift Holding Corp, which we have since renamed GrafTech – Seadrift Holding Corp (“GSHC”). GSHC’s only material assets are limited partnership units constituting approximately 18.9% of the equity interest in Seadrift Coke, L.P. (“Seadrift”), a producer of needle coke. At September 30, 2008, a controlling interest of Seadrift was owned by one investor and the balance of the partnership was owned by various other investors and Seadrift employees.

The acquisition price of $135 million (plus transaction costs) was paid for in cash, of which $100 million was funded through borrowings under our principal revolving credit facility. The balance of the purchase price was paid from cash on hand.

GSHC has certain contractual rights related to Seadrift. These include the right to one of five seats on the board of directors of Seadrift (or, at our election, board observation rights in lieu thereof), a right of approval with respect to certain mergers and other transactions involving Seadrift, the right to veto Seadrift’s repurchase of its own equity (other than from former employees), the right to receive certain information concerning Seadrift, certain registration rights, and customary tag along rights permitting us to participate in any proposed sale of the majority owners’ interests on the same terms and conditions. GSHC is subject to customary drag along obligations requiring us, if the majority owners sell their interests, to sell our interests on the same terms and conditions. GSHC has the right to require Seadrift to buy its equity interests in Seadrift (a “put” to Seadrift) at then fair market value beginning May 1, 2011. Upon exercise of the put, the fair market value would be determined assuming a sale of Seadrift as a going concern and without applying a discount for lack of liquidity, marketability, or lack of control.

Due to the limited partnership structure, we are accounting for the investment in Seadrift under FASB Staff Position SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5”, which requires the application of the equity method of accounting for the investment. At September 30, 2008, the carrying value of our equity method investee exceeded our share of its equity by approximately $122 million. We are currently determining the fair value of the assets and liabilities of Seadrift. We will allocate the difference between our cost and our share of the net assets of Seadrift which we believe will primarily consist of fixed assets, goodwill, and deferred taxes during the fourth quarter of 2008.

Certain key financial information, such as sales and gross profit, for Seadrift will be presented in our future filings.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Supply Chain Financing

During the third quarter of 2008, we entered into a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assigned our rights to purchase needle coke from our supplier. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier. Our payment for this needle coke will include a mark up (the “Mark-Up”). The Mark Up is a premium expressed as a percentage of the purchase price. The Mark-Up is subject to quarterly reviews. This arrangement will help us to maintain a balanced cash conversion cycle between inventory payments and the collection of receivables.

During the third quarter, the financing party began to purchase needle coke on our behalf. As of September 30, 2008, we have not yet made payment to the financing party due to our payment terms of approximately 90 days. Based on the guidance of SFAS 49, “Accounting for Product Financing Arrangements,” we recorded the inventory once title and risk of loss transferred from the supplier to the financing party. Through September 30, 2008, we purchased approximately $10.3 million of inventory under this arrangement.

(6) Earnings Per Share

Basic and diluted EPS are calculated based upon the provisions of SFAS No. 128, “Earnings Per Share”, and EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, using the following share data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
	(In thousands, except share data)
Net income as reported	$33,433	$83,400	$113,731	$175,738
Interest on Debentures, net of tax benefit	897	—	2,691	1,718
Amortization of Debentures issuance costs, net of tax benefit	422	—	1,266	816

Net income, as adjusted	$34,752	$83,400	$117,688	$178,272

Weighted average common shares outstanding for basic calculation	101,344,148	118,764,332	99,918,336	109,062,582
Add: Effect of stock options and restricted stock	2,477,149	1,200,796	2,098,965	1,497,424
Add: Effect of Debentures	13,570,560	—	13,570,560	8,359,677

Weighted average common shares outstanding for diluted calculation	117,391,857	119,965,128	115,587,861	118,919,683

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

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 49,566 in the three and nine months ended September 30, 2008 and 1,912,613 and 3,187,686 shares, respectively, in the three and nine months ended September 30, 2007, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

(7) Segment Reporting

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

Segment information for the three and nine months ended September 30, 2007 has been restated to reflect the current presentation.

The following tables summarize financial information concerning our reportable segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Net sales to external customers:
Industrial materials	$215,411	$266,046	$630,781	$789,456
Engineered solutions	35,857	49,702	104,607	135,832

Total net sales	$251,268	$315,748	$735,388	$925,288

Segment operating income:
Industrial materials	$52,021	$74,180	$161,578	$228,491
Engineered solutions	3,257	12,533	8,807	29,952

Total segment operating income	$55,278	$86,713	$170,385	$258,443

Reconciliation of segment operating income to income from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income:
Other (income) expense, net	791	(16,919)	(13,490)	11,095
Interest expense	7,716	3,427	28,973	12,903
Interest income	(200)	(204)	(1,424)	(782)

Income from continuing operations before provision for income taxes and minority stockholders’ share of subsidiaries’ income	$46,971	$100,409	$156,326	$235,227

Assets by reportable segment are estimated based on the value of long-lived assets at each location and the sales mix to third party customers at that location.

	At December 31, 2007	At September 30, 2008
	(Dollars in thousands)
Long-lived assets (a):
Industrial materials	$275,115	$286,237
Engineered solutions	51,022	50,500

Total long-lived assets	$326,137	$336,737

(a)	Long-lived assets represent fixed assets, net of accumulated depreciation and goodwill.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Restructuring

At September 30, 2008, the outstanding balance of our restructuring reserve was $2.1 million. We expect approximately one quarter of the remaining payments to be paid by the end of 2008, with the remaining payments made during 2009 and after. The balance at September 30, 2008 consisted of the following:

Industrial Materials Segment:

•	$0.6 million related to the restructuring of our manufacturing facilities in France.

•	$1.5 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.

For the three months ended September 30, 2008, we recorded an immaterial restructuring charge. For the nine months ended September 30, 2008, we recorded a net restructuring charge of $0.3 million related to severance and related costs associated with our Switzerland facility.

The following table summarizes activity relating to the restructuring liability at September 30, 2008:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2008	$2,393	$237	$2,630
Restructuring charges	349	—	349
Payments and settlements	(672)	(201)	(873)
Effect of change in currency exchange rates	(68)	16	(52)

Balance at September 30, 2008	$2,002	$52	$2,054

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Other (Income) Expense, Net

The following table presents an analysis of other (income) expense, net:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Currency losses (gains)	$233	$(18,522)	$(1,072)	$(5,830)
Loss on extinguishment of debt	2,758	2,060	13,046	6,785
Debenture make-whole payment	—	—	—	9,034
Gain on sale of assets	(1,419)	(271)	(24,606)	(279)
Bank and other financing fees	548	560	1,707	1,543
Loss on the sale of accounts receivable	74	261	549	836
Sale of litigation rights	(1,151)	—	(1,151)	—
Other	(252)	(1,007)	(1,963)	(994)

Total other (income) expense, net	$791	$(16,919)	$(13,490)	$11,095

We have non-dollar-denominated intercompany loans between our GrafTech Finance, Inc. subsidiary (“Finco”) and some of our foreign subsidiaries. At September 30, 2008 and December 31, 2007, the aggregate principal amount of these loans was $473.2 million and $493.5 million, respectively (based on currency exchange rates in effect at such dates). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other (income) expense, net, on the Consolidated Statements of Operations. In the three and nine months ended September 30, 2008, we had net totals of $18.5 million and $5.8 million, respectively, of currency gains due to the remeasurement of intercompany loans and the effect of transaction gains and losses related to foreign subsidiaries whose functional currency is the US dollar. In the three and nine months ended September 30, 2007, we had net totals of $0.2 million of currency losses and $1.1 million of currency gains, respectively.

In the nine months ended September 30, 2007, we sold land and certain assets related to our former graphite electrode manufacturing facility in Caserta, Italy. The gain recognized on this sale was $23.7 million.

In connection with the redemption of $235 million of the outstanding principal of the Senior Notes in the nine months ended September 30, 2007, we incurred a $13.0 million loss on the extinguishment of debt, $12.1 million of which related to the call premium and $0.9 million of charges for the accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes.

In connection with the redemption of $180 million of the outstanding principal of the Senior Notes during the nine months ended September 30, 2008, we incurred a $6.8 million loss on the extinguishment of debt, which includes $6.2 million related to the call premium and $0.6 million of charges for the accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the conversion of our $225 million of Convertible Senior Debentures in the nine months ended September 30, 2008, we incurred a $9.0 million charge related to the make-whole provision. This charge represented the present value of all remaining scheduled interest payments from the date of conversion through January 15, 2011.

(10) Benefit Plans

The components of our consolidated net pension and postretirement cost (benefit) are set forth in the following tables:

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Service cost	$246	$245	$735	$737
Interest cost	3,037	2,890	9,048	8,670
Expected return on plan assets	(3,387)	(3,254)	(10,093)	(9,763)
Amortization of transition obligation	(22)	(22)	(65)	(65)
Amortization of prior service cost	30	327	91	395
Amortization of unrecognized loss	497	497	1,487	1,492
Settlements	—	—	102	171

Net cost	$401	$683	$1,305	$1,637

	Post Retirement Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Service cost	$124	$120	$370	$360
Interest cost	417	553	1,249	1,661
Amortization of prior service (benefit) cost	(2,841)	785	(8,510)	121
Amortization of unrecognized loss	1,096	1,050	3,274	3,152

Net (benefit) cost	$(1,204)	$2,508	$(3,617)	$5,294

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31, 2007	At September 30, 2008
	(Dollars in thousands)
Revolving Facility	$—	$110,000

Senior Notes:
Senior Notes due 2012	199,649	19,906
Fair value adjustments for terminated hedge instruments*	2,421	204
Unamortized bond premium	481	41

Total Senior Notes	202,551	20,151

Debentures	222,905	—
Other European debt	680	426

Total	$426,136	$130,577

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

In the nine months ended September 30, 2007, we redeemed a total of $235 million of the outstanding principal amount of the 10  1/4% Senior Notes, due 2012, at 105.125% plus accrued interest. In connection with this redemption, we incurred a $13.0 million loss on the extinguishment of debt.

In the nine months ended September 30, 2008, we redeemed a total of $180 million of the outstanding principal amount of the 10  1/4% Senior Notes, due 2012, at 103.417% plus accrued interest. In connection with this redemption, we incurred a $6.8 million loss on the extinguishment of debt.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Inventories

Inventories are comprised of the following:

	At December 31, 2007	At September 30, 2008
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$97,009	$94,745
Work in process	132,709	135,610
Finished goods	57,183	52,986

	286,901	283,341
Reserves	(1,468)	(1,835)

	$285,433	$281,506

(13) Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Interest incurred on debt	$6,812	$3,052	$26,254	$10,883
Amortization of fair value adjustments for terminated hedge instruments	(127)	(28)	(485)	(144)
Amortization of premium on Senior Notes	(23)	(6)	(92)	(29)
Amortization of discount on Debentures	168	—	502	320
Interest on DOJ antitrust fine	—	—	5	—
Amortization of debt issuance costs	772	367	2,456	1,691
Interest incurred on other items	114	42	333	182

Total interest expense	$7,716	$3,427	$28,973	$12,903

(14) Other Comprehensive Income

Other comprehensive income consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Net income	$33,433	$83,400	$113,731	$175,738
Other comprehensive income:
Foreign currency translation adjustments	16,545	(63,324)	24,282	(33,711)
Amortization of prior service costs and unrecognized gains and losses	1,818	(6,515)	4,070	(3,942)

Total comprehensive income	$51,796	$13,561	$142,083	$138,085

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15) Contingencies

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $1.3 million at September 30, 2008 and $1.5 million at December 31, 2007. The following table presents the activity in this accrual for the nine months ended September 30, 2008:

(Dollars in Thousands)
Balance at January 1, 2008	$1,452
Product warranty charges	1,809
Payments and settlements	(1,988)

Balance at September 30, 2008	$1,273

(16) Financial Information About the Issuers and Guarantors of Our Debt Securities and Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees

On February 15, 2002, Finco, a direct subsidiary of GrafTech International Ltd. (the “Parent”), issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. All of the Senior Notes were issued under a single Indenture and constitute a single class of debt securities. The Senior Notes mature on February 15, 2012. The Senior Notes have been guaranteed on a senior basis by the Parent and the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Global, GrafTech International Holdings Inc., GrafTech International Trading Inc. and GrafTech Technology LLC. The Parent, Finco and these subsidiaries together hold a substantial majority of our U.S. assets.

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

The Debentures were called for redemption during the nine months ended September 30, 2008. In connection therewith, the entire $225 million outstanding principal amount of the Debentures was either converted into shares of common stock or redeemed and the obligations of the guarantors of the Debentures under the applicable guarantees thereof were released. The guarantees of the Senior Notes remain in full force and effect.

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

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At September 30, 2008, retained earnings of our subsidiaries subject to such restrictions were approximately $1,246 million. Investments in subsidiaries are accounted for using the equity method of accounting.

The following tables set forth condensed consolidating balance sheets at December 31, 2007 and September 30, 2008 and condensed consolidating statements of operations and cash flows for each of the three month and nine months ended September 30, 2007 and 2008 of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at December 31, 2007

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$168	$31,021	$—	$23,670	$(118)	$54,741
Intercompany loans	—	155,568	—	495,849	(651,417)	—
Intercompany accounts receivable	—	8,446	—	7,525	(15,971)	—
Accounts receivable - third party	—	—	25,945	132,541	—	158,486

Accounts and notes receivable, net	—	164,014	25,945	635,915	(667,388)	158,486
Inventories	—	—	46,674	238,759	—	285,433
Prepaid expenses and other current assets	—	13	4,585	5,535	—	10,133

Total current assets	168	195,048	77,204	903,879	(667,506)	508,793

Property, plant and equipment, net	—	—	74,464	241,990	—	316,454
Deferred income taxes	—	—	850	6,404	(110)	7,144
Intercompany loans	—	585,739	—	—	(585,739)	—
Investments in subsidiaries	333,897	—	330,848	—	(664,745)	—
Goodwill	—	—	—	9,683	—	9,683
Other assets	3,216	7,013	5,197	7,654	—	23,080
Restricted cash	—	—	—	1,547	—	1,547

Total assets	$337,281	$787,800	$488,563	$1,171,157	$(1,918,100)	$866,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$7,373	$47,087	$(118)	$54,342
Interest payable	1,676	7,949	—	8	—	9,633
Intercompany loans	—	503,373	142,775	21,240	(667,388)	—
Third party loans	—	—	—	1,014	—	1,014

Short-term debt	—	503,373	142,775	22,254	(667,388)	1,014
Accrued income and other taxes	—	—	2,780	27,216	—	29,996
Other accrued liabilities	—	99	32,918	75,682	—	108,699

Total current liabilities	1,676	511,421	185,846	172,247	(667,506)	203,684

Long-term debt	222,905	202,551	—	680	—	426,136
Intercompany loans	—	—	—	585,739	(585,739)	—
Other long-term obligations	—	—	42,648	51,362	—	94,010
Deferred income taxes	—	—	—	30,281	(110)	30,171
Stockholders’ equity	112,700	73,828	260,069	330,848	(664,745)	112,700

Total liabilities and stockholders’ equity	$337,281	$787,800	$488,563	$1,171,157	$(1,918,100)	$866,701

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at September 30, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$141	$1,350	$—	$9,734	$(93)	$11,132
Restricted cash	—	—	—	1,456	—	1,456
Intercompany loans	—	256,131	—	621,512	(877,643)	—
Intercompany accounts receivable	—	9,153	(342)	9,076	(17,887)	—
Accounts receivable - third party	—	—	41,755	146,276	—	188,031

Accounts and notes receivable, net	—	265,284	41,413	776,864	(895,530)	188,031
Inventories	—	—	53,412	228,094	—	281,506
Prepaid expenses and other current assets	—	50	5,069	5,802	—	10,921

Total current assets	141	266,684	99,894	1,021,950	(895,623)	493,046

Property, plant and equipment, net	—	—	78,668	250,022	—	328,690
Deferred income taxes	—	—	3,128	2,656	—	5,784
Intercompany loans	—	565,416	—	—	(565,416)	—
Investments in subsidiaries	508,000	—	459,492	—	(967,492)	—
Goodwill	—	—	—	8,047	—	8,047
Other assets	—	2,699	5,192	7,959	—	15,850
Long-term investment	—	—	135,624	—	—	135,624

Total assets	$508,141	$834,799	$781,998	$1,290,634	$(2,428,531)	$987,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$8,746	$47,959	$(93)	$56,612
Interest payable	—	802	1	10	—	813
Intercompany loans	—	632,088	246,325	17,117	(895,530)	—
Third party loans	—	—	—	11,982	—	11,982

Short-term debt	—	632,088	246,325	29,099	(895,530)	11,982
Accrued income and other taxes	—	—	4,729	40,082	—	44,811
Other accrued liabilities	—	1,728	39,733	70,471	—	111,932

Total current liabilities	—	634,618	299,534	187,621	(895,623)	226,150

Long-term debt	—	130,151	—	426	—	130,577
Intercompany loans	—	—	—	565,416	(565,416)	—
Other long-term obligations	—	—	44,540	50,108	—	94,648
Deferred income taxes	—	—	(46)	27,571	—	27,525
Stockholders’ equity	508,141	70,030	437,970	459,492	(967,642)	508,141

Total liabilities and stockholders’ equity	$508,141	$834,799	$781,998	$1,290,634	$(2,428,531)	$987,041

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended September 30, 2007

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$52,939	$198,329	$—	$251,268
Cost of sales	—	—	43,675	129,052	—	172,727

Gross profit	—	—	9,264	69,277	—	78,541
Research and development	—	—	2,124	—	—	2,124
Selling and administrative expenses	—	—	14,559	6,520	—	21,079
Restructuring charges	—	—	26	34	—	60

Operating income	—	—	(7,445)	62,723	—	55,278

Other (income) expense, net	—	(7,554)	5,999	(16,542)	18,888	791
Interest expense	1,351	12,673	2,656	9,924	(18,888)	7,716
Interest income	—	(56)	—	(144)	—	(200)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of subsidiaries’ income (loss)	(1,351)	(5,063)	(16,100)	69,485	—	46,971
Provision for (benefit from) income taxes	(1,417)	20,290	(17,610)	12,267	—	13,530

Income (loss) from continuing operations before minority interest	66	(25,353)	1,510	57,218	—	33,441
Minority stockholders’ share of subsidiaries’ income	—	—	—	8	—	8

Income (loss) from continuing operations	66	(25,353)	1,510	57,210	—	33,433
Loss from discontinued operations, net of tax	—	—	3,117	(3,117)	—	—
Equity in earnings of subsidiaries	33,367	—	54,093	—	(87,460)	—

Net income (loss)	$33,433	$(25,353)	$58,720	$54,093	$(87,460)	$33,433

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Nine Months Ended September 30, 2007

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$167,077	$568,311	$—	$735,388
Cost of sales	—	—	143,726	345,133	—	488,859

Gross profit	—	—	23,351	223,178	—	246,529
Research and development	—	—	6,403	—	—	6,403
Selling and administrative expenses	—	—	46,761	22,174	—	68,935
Restructuring charges	—	—	752	54	—	806

Operating income	—	—	(30,565)	200,950	—	170,385

Other (income) expense, net	—	(20,018)	968	(47,711)	53,271	(13,490)
Interest expense	4,049	40,904	8,258	29,033	(53,271)	28,973
Interest income	—	(766)	(17)	(641)	—	(1,424)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of subsidiaries’ income (loss)	(4,049)	(20,120)	(39,774)	220,269	—	156,326
Provision for (benefit from) income taxes	(2,344)	14,616	(5,808)	32,972	—	39,436

Income (loss) from continuing operations before minority interest	(1,705)	(34,736)	(33,966)	187,297	—	116,890
Minority stockholders’ share of subsidiaries’ income (loss)	—	—	(46)	88	—	42

Income (loss) from continuing operations	(1,705)	(34,736)	(33,920)	187,209	—	116,848
Loss from discontinued operations, net of tax	—	—	—	(3,117)	—	(3,117)
Equity in earnings of subsidiaries	115,436	—	184,092	—	(299,528)	—

Net income (loss)	$113,731	$(34,736)	$150,172	$184,092	$(299,528)	$113,731

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months September 30, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$77,074	$238,674	$—	$315,748
Cost of sales	—	—	52,398	149,397	—	201,795

Gross profit	—	—	24,676	89,277	—	113,953
Research and development	—	—	2,479	—	—	2,479
Selling, administrative, and other expenses	—	—	17,343	7,411	—	24,754
Restructuring charges	—	—	—	7	—	7

Operating income	—	—	4,854	81,859	—	86,713

Other (income) expense, net	19	(29,753)	(4,677)	(4,113)	21,605	(16,919)
Interest expense	—	12,959	1,547	10,526	(21,605)	3,427
Interest income	—	—	—	(204)	—	(204)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(19)	16,794	7,984	75,650	—	100,409
Provision for income taxes	—	283	2,640	14,086	—	17,009

Income (loss) from continuing operations	(19)	16,511	5,344	61,564	—	83,400
Minority stockholders’ share of income (loss)	—	—	—	—	—	—

Income (loss) from continuing operations	(19)	16,511	5,344	61,564	—	83,400
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Equity in earnings of subsidiaries	83,419	—	61,564	—	(144,983)	—

Net income	$83,400	$16,511	$66,908	$61,564	$(144,983)	$83,400

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Nine Months September 30, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$209,632	$715,656	$—	$925,288
Cost of sales	—	—	156,179	432,705	—	588,884

Gross profit	—	—	53,453	282,951	—	336,404
Research and development	—	—	6,552	27	—	6,579
Selling, administrative, and other expenses	—	—	46,261	24,772	—	71,033
Restructuring charges	—	—	(1)	350	—	349

Operating income	—	—	641	257,802	—	258,443

Other (income) expense, net	9,059	(37,738)	(2,443)	(23,074)	65,291	11,095
Interest expense	2,539	37,164	7,317	31,174	(65,291)	12,903
Interest income	—	(211)	—	(571)	—	(782)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(11,598)	785	(4,233)	250,273	—	235,227
Provision for income taxes	—	843	15,546	43,100	—	59,489

Income (loss) from continuing operations	(11,598)	(58)	(19,779)	207,173	—	175,738
Minority stockholders’ share of income (loss)	—	—	—	—	—	—

Income (loss) from continuing operations	(11,598)	(58)	(19,779)	207,173	—	175,738
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Equity in earnings of subsidiaries	187,336	—	207,173	—	(394,509)	—

Net income (loss)	$175,738	$(58)	$187,394	$207,173	$(394,509)	$175,738

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Nine Months Ended September 30, 2007

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income (loss)	$113,731	$(34,736)	$150,172	$184,092	$(299,528)	$113,731
Adjustment to reconcile net income to net cash used in operating activities:
Loss from discontinued operations, net of tax	—	—	—	3,117	—	3,117
Depreciation and amortization	—	—	4,825	20,659	—	25,484
Deferred income taxes	(360)	840	1,537	562	—	2,579
Restructuring charges	—	—	752	54	—	806
Other (credits) charges, net	(129,902)	133,415	(141,801)	(23,915)	167,900	5,697
(Increase) decrease in working capital	(2,853)	20,919	(12,774)	(174,934)	131,570	(38,072)
Gain on sale of assets	—	—	(194)	(24,813)	(218)	(25,225)
Post retirement obligation changes	—	—	(4,470)	2,207	—	(2,263)
Long-term assets and liabilities	—	—	(2,611)	(2,043)	—	(4,654)
Excess tax benefit from stock-based compensation	(5,061)	—	—	—	—	(5,061)

Net cash provided by operating activities	(24,445)	120,438	(4,564)	(15,014)	(276)	76,139

Cash flow from investing activities:
Intercompany receivable/payable	—	(9,020)	11,397	(2,377)	—	—
Capital expenditures	—	—	(6,934)	(26,695)	—	(33,629)
Proceeds from sale of assets	—	—	51	26,574	—	26,625
Payments for purchase price adjustments	—	—	—	(2,794)	—	(2,794)
Payments for patents costs	—	—	(659)	—	—	(659)
Increase in restricted cash	—	—	—	(1,547)	—	(1,547)

Net cash (used in) provided by investing activities	—	(9,020)	3,855	(6,839)	—	(12,004)

Cash flow from financing activities:
Short-term debt borrowings	—	—	709	22	—	731
Revolving Facility borrowings	—	241,645	—	—	—	241,645
Revolving Facility reductions	—	(241,159)	—	—	—	(241,159)
Long-term financing obligations	—	—	—	2,975	—	2,975
Long-term debt reductions	—	(234,479)	—	—	—	(234,479)
Proceeds from exercise of stock options	19,667	—	—	—	—	19,667
Excess tax benefit from stock-based compensation	5,061	—	—	—	—	5,061

Net cash provided by (used in) financing activities	24,728	(233,993)	709	2,997	—	(205,559)

Net decrease in cash and cash equivalents	283	(122,575)	—	(18,856)	(276)	(141,424)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	789	—	789
Cash and cash equivalents at beginning of period	151	125,161	—	24,333	(128)	149,517

Cash and cash equivalents at end of period	$434	$2,586	$—	$6,266	$(404)	$8,882

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Nine Months Ended September 30, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income (loss)	$175,738	$(58)	$187,394	$207,173	$(394,509)	$175,738
Adjustments to reconcile net income to net cash used in:
Depreciation and amortization	—	—	4,562	22,186	—	26,748
Deferred income tax provision	—	—	990	(681)	—	309
Restructuring charges	—	—	—	349	—	349
Currency losses	—	—	—	(7,752)	—	(7,752)
Stock based compensation	3,861	—	—	—	—	3,861
Interest expense	64	3,468	—	—	—	3,532
Other non-cash charges (credits), net	(207,947)	(277,150)	235,536	82,652	166,213	(696)
(Increase) decrease in working capital	(1,676)	(105,097)	(14,510)	(136,598)	228,321	(29,560)
Loss on sale of assets	—	—	135	144	—	279
Long-term assets and liabilities	—	—	(2,362)	(1,167)	—	(3,529)

Net cash (used in) provided by operating activities	(29,960)	(378,837)	411,745	166,306	25	169,279

Cash flow from investing activities:
Intercompany receivable/payable	—	418,489	(268,400)	(150,089)	—	—
Capital expenditures	—	—	(8,590)	(39,020)	—	(47,610)
Loss from derivative instruments	—	311	—	—	—	311
Purchase of long term investment	—	—	(136,390)	—	—	(136,390)
Proceeds from sale of assets	—	—	135	184	—	319
(Increase) decrease in restricted cash	—	—	—	91	—	91

Net cash provided by (used in) investing activities	—	418,800	(413,245)	(188,834)	—	(183,279)

Cash flow from financing activities:
Short-term debt borrowings	—	—	1,500	10,125	—	11,625
Revolving Facility borrowings	—	180,661	—	—	—	180,661
Revolving Facility reductions	—	(70,877)	—	—	—	(70,877)
Long term financing obligations	—	—	—	(296)	—	(296)
Long term debt reductions	—	(179,418)	—	—	—	(179,418)
Excess tax benefit from stock based compensation	14,273	—	—	—	—	14,273
Purchase of treasury shares	(21,250)	—	—	—	—	(21,250)
Proceeds from exercise of stock options	36,910	—	—	—	—	36,910

Net cash provided by (used in) financing activities	29,933	(69,634)	1,500	9,829	—	(28,372)

Net decrease (increase) in cash and cash equivalents	(27)	(29,671)	—	(12,699)	25	(42,372)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,237)	—	(1,237)
Cash and cash equivalents at beginning of period	168	31,021	—	23,670	(118)	54,741

Cash and cash equivalents at end of period	$141	$1,350	$—	$9,734	$(93)	$11,132

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(17) Income Taxes

The effective tax rates were 25.3% and 25.2% for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rates were 16.9% and 28.8% for the 3 months ended September 30, 2008 and 2007, respectively. The decrease in the effective tax rate is due primarily due to the shift of income in lower tax jurisdictions, as well as to changes in the utilization of attributes and related valuation allowances.

Our cumulative year-to-date unrecognized tax benefits have increased by $6.9 million, primarily as a result of tax positions taken in a prior period. This increase would have an unfavorable impact on our effective rate; however for the majority of the increase there would be no unfavorable impact since we would be able to utilize attributes for which a valuation allowance is currently recorded. As of September 30, 2008, we had unrecognized tax benefits of $11.8 million, which would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction in a range of $5.0 million to $6.0 million of unrecognized tax benefits may occur within 12 months as a result of the expiration of statutes of limitation.

The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are currently under federal audit by the Internal Revenue Service (IRS) for tax year 2004. All U.S. tax years prior to 2004 are closed by statute or have been audited and settled with the domestic tax authorities. We are also currently under audit for tax years 2005-2007 by the French tax authorities. Generally, all tax years beginning after 2003 are still open to examination in our other foreign taxing jurisdictions.

Our tax provisions for the nine months ended September 30, 2008 and 2007 were primarily for taxes on our international income. We continue to adjust the tax provision rate through the establishment, or release, of non-cash valuation allowances attributable to several taxing jurisdictions, including foreign tax credit utilization. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires us to weigh both positive and negative evidence in determining whether a valuation allowance is required. Examples of positive evidence would include a strong earnings history, an event or events that would increase the Company’s taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. While the performance of these tax jurisdictions has improved significantly in recent quarters, and our interest expense has been significantly reduced through debt repayments during 2007 and 2008, we have determined that the valuation allowances relating to these jurisdictions’ deferred tax assets should continue to be maintained. The balance of significant positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required. However, as we have generated taxable income in 2007 and 2008, this has created a reversal of some of our valuation allowances, thereby reflecting a provision on pretax income in these jurisdictions.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(18) Discontinued Operations

On December 5, 2006, we completed the sale of our 70% equity interest in Carbone Savoie and other assets used in and liabilities related to our former cathode business to Alcan France, for approximately $135.0 million less certain price adjustments and the purchaser’s assumption of liabilities. As a result of this sale, under Statement of Financial Accounting Standards 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, the cathode business is reflected as a discontinued operation.

In the nine months ended September 30, 2007, we recorded a $3.1 million charge, net of tax benefit of $1.6 million, related to the finalization of purchase price adjustments stated in the contract and other transaction related items.

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

Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: expected future or targeted operational and financial performance; growth rates and future production and sales of products that incorporate or that are produced using our products; changes in production capacity in competitors’ or our operations and our customers’ operations; growth rates for, future prices and sales of, and demand for our products and our customers’ products; costs of materials and production, including anticipated increases or decreases therein, our ability to pass on such increases in our product prices or surcharges thereon or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; investments and acquisitions that we have made or may make in the future; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and payments; strategic plans and business projects; regional and global economic and industry market conditions, changes in such conditions and the impact thereof; interest rate management activities; currency rate management activities; financing activities and conditions in the capital markets; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition,

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to” and similar expressions, or the negatives thereof, identify some of these statements.

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

•	possible failure of changes in EAF steel production or graphite electrode production to result in stable or increased, or to offset decreases in, graphite electrode demand, prices or sales volume;

•

the possibility that increases or decreases in graphite electrode manufacturing capacity (including growth by producers in developing countries), competitive pressures (including changes in and the mix, distribution, and pricing of their products), reductions in specific consumption rates, increases or decreases in customer inventory levels, or other changes in the graphite electrode markets may occur, which may impact demand for, prices or unit and dollar volume sales of graphite electrodes and growth or profitability of our graphite electrode business;

•	the possibility of decreases in EAF or graphite electrode production or production capacity due to economic conditions;

•

the possibility that, for all of our product lines, capital improvement and expansion in our customers’ operations and increases in demand for their products may not occur or may not occur at the rates that we anticipate or that demand for their products may decline;

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

•	the possibility that price increases, adjustments or surcharges may not be realized or that price decreases may occur;

•	the possibility that current challenging economic conditions and economic demand reduction may impact our revenues and costs;

•

the possibility that increases in prices for our raw materials and the magnitude of such increases, global events that influence energy pricing and availability, increases in our energy needs, or other developments may adversely impact or offset our productivity and cost containment initiatives;

•

the possibility that current economic disruptions may result in idling of blast furnace capacity or delay of planned blast furnace capacity additions which may affect demand and prices for our refractories;

•

the possibility that reductions in customers’ production, increases in competitors’ capacity, competitive pressures, or other changes in other markets we serve may occur, which may impact demand for, prices of or unit and dollar volume sales of our other products or growth or of profitability of our other product lines or change our position in such markets;

•

the possibility that we will not be able to hire and retain key personnel or to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire or to do so without a work stoppage or strike;

•

the possibility of delays in or failure to achieve successful development and commercialization of new or improved engineered solutions or that such solutions could be subsequently displaced by other products or technologies;

•	the possibility that we will fail to develop new customers or applications for our engineered solutions products;

•

the possibility that our manufacturing capabilities may not be sufficient or that we may experience delays in expanding or fail to expand our manufacturing capacity to meet demand for existing, new or improved products;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•	the possibility that the investments and acquisitions that we make or may make in the future may not be successfully integrated into our business or provide the performance or returns expected;

•	the possibility that conditions and changes in the capital markets will limit our ability to obtain financing for growth and other initiatives, on acceptable terms or at all;

•	the possibility that conditions and changes in the global equity markets may have a material impact on our future pension funding obligations and liabilities on our balance sheet;

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

•

the possibility that our provision for income taxes and effective income tax rate or cash tax rate may fluctuate significantly due to changes in applicable tax rates or laws, changes in the sources of our income, changes in tax planning, new or changing interpretations of applicable regulations, or changes in profitability estimates of future ability to use foreign tax credits, tax laws, and other factors;

•	the possibility of changes in interest or currency exchange rates, in competitive conditions, or in inflation or deflation;

•

the possibility that our outlook could be significantly impacted by, among other things, changes in U.S. or other monetary or fiscal policies or regulations in response to the capital markets crisis and its impact on global economic conditions, changes in the banking industry, changes in fiscal policies by the U.S. and other governments, developments in the Middle East, North Korea, and other areas of concern, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism;

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

•	the possibility that our outlook could be significantly impacted by changes in demand as a result of the effect on customers of the volatility in global credit and equity markets;

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Global Economic Conditions

We are impacted in varying degrees, both positively and negatively, by fluctuations in global, regional and country economic conditions. Our discussions about market data and global economic conditions below are based on or derived from published industry accounts and statistics.

As a result of the current economic environment, exacerbated by the global financial crisis, we expect the fourth quarter and 2009 to be a very challenging environment for both of our business segments. Based on current International Monetary Fund projections, the growth in the fourth quarter will decline globally, particularly in industrialized nations, where growth rates are expected to be negative. Consequently, a number of steel producers have announced reductions in operating rates. Based on the above, we expect reduced EAF steel production in the fourth quarter.

Industrial material segment demand is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the three and nine months ended September 30, 2008, we estimate that global steel production rates, excluding China, increased by 3.9% and 3.8%, respectively compared to the same period last year. China’s steel production grew by approximately 1.3% and 6.9%, respectively, during the three and nine months ended September 30, 2008, contributing to an estimated global steel production increase of 2.9% and 5.0%, respectively.

During the three and nine months ended September 30, 2008, we estimate that EAF steel production increased approximately 5.2% and 4.2%, respectively, compared to the three and nine months ended September 30, 2007, due to new EAF start-ups and strong melt rates. Based on the slowing production rates in the fourth quarter, we now estimate that the increase in EAF production for 2008 as a whole will be 1.5% or less during 2008 (compared to an estimate of 3-4% at June 30, 2008). Graphite electrode demand is expected to remain flat year over year (compared to a previous estimate of 1-2% at June 30, 2008), due to continual improvements in specific consumption, the fourth quarter EAF production slowdown, and working capital reductions by steel producers.

For the remainder of 2008, we believe that the overall demand for our engineered solutions segment’s products will remain at a stable level, resulting from continued strength in the renewable energy markets and transportation industries. Some slowdown in certain markets has been observed and this would result in a moderate demand for core products which are used in the industrial and chemical sectors.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Outlook

Based on current global economic conditions, which have been and may continue to be extremely volatile and uncertain, for 2008 as a whole we would expect:

•	Total company net sales to increase approximately 18 to 22 percent

•	The effective tax rate to be approximately 25 percent

•	Capital expenditures to be approximately $70 to $75 million

•	Depreciation expense of approximately $35 million; and

•	Cash flow from operations to be about $210 million.

Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes – Forward Looking Statements and Risk Factors” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

Results of Operations

Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2007.

Consolidated. Net sales of $315.7 million in the three months ended September 30, 2008 represented a $64.4 million, or 25.6%, increase from net sales of $251.3 million in the three months ended September 30, 2007. Net sales for both of our operating segments increased due to favorable pricing and increased volumes, along with currency impacts of $8.2 million. High demand for most of our products, together with passing significant raw material cost increases on to our customers, has resulted in increased prices, particularly related to graphite electrodes. Volumes have increased for all product lines, with the largest volume increases related to our electrode and natural graphite products. Favorable currency exchange rates, particularly related to the euro, have also been a strong driver of our sales increase in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. These increases in sales were offset by a $1.4 million unfavorable sales mix in our industrial materials segment.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Cost of sales of $201.8 million in the three months ended September 30, 2008 represented a $29.1 million, or 16.9%, increase from cost of sales of $172.7 million in the three months ended September 30, 2007. Cost of sales for both segments increased as a result of our higher sales volumes. Further, our businesses, particularly our industrial materials segment, continue to experience significant rising raw material costs. The effects of foreign currency exchange rates have also increased our costs of sales compared to the same period in 2007.

Gross profit of $114.0 million in the three months ended September 30, 2008 represented a $35.5 million, or 45.2%, increase from gross profit of $78.5 million in the three months ended September 30, 2007. Gross margin increased to 36.1% of net sales, from 31.3% in the three months ended September 30, 2007 due to the changes in sales and cost of sales described above.

Research and development expenses increased $0.4 million, or 19.0%, from $2.1 million in the three months ended September 30, 2007 to $2.5 million in the three months ended September 30, 2008. This increase was primarily the result of increased employee incentive costs.

Selling and administrative expenses increased to $24.8 million for the three months ended September 30, 2008 compared to $21.1 million for the three months ended September 30, 2007. Costs related to variable employee incentive plans have increased in the three months ended September 30, 2008 as a result of our strong cash flow performance against established goal targets. Travel expenses have also increased due to increased travel by certain teams in order to analyze and implement cost-saving and lean initiatives world-wide.

Other income / expense, net represented income of $16.9 million in the three months ended September 30, 2008 compared to a charge of $0.8 million in three months ended September 30, 2007. This change was primarily the result of currency gains and losses. In the three months ended September 30, 2008, we recognized currency gains of $18.5 million, compared to currency losses of $0.2 million in the three months ended September 30, 2007. This large increase in currency gains was offset by a $1.1 million decrease in gains from the sale of assets, as well as a $1.2 million gain from the sale of litigation rights recognized during the three months ended September 2007 which did not recur in 2008. We also incurred a $2.1 million loss on the extinguishment of debt in connection with the redemption of $55 million of our outstanding Senior Notes in the three months ended September 30, 2008, as compared to a loss on the extinguishment of debt of $2.8 million in the three months ended September 30, 2007.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table presents an analysis of interest expense:

	For the Three Months Ended September 30,
	2007	2008
	(Dollars in thousands)
Interest incurred on debt	$6,812	$3,052
Amortization of fair value adjustments for terminated hedge instruments	(127)	(28)
Amortization of premium on Senior Notes	(23)	(6)
Amortization of discount on Debentures	168	—
Amortization of debt issuance costs	772	367
Interest incurred on other items	114	42

Total interest expense	$7,716	$3,427

Average debt outstanding (long-term debt and the outstanding Revolver) was $163.9 million in the three months ended September 30, 2008 as compared to $457.6 million in the three months ended September 30, 2007. The average annual interest rate for these instruments, excluding amortization of issuance costs and other similar non-cash charges, was 6.5% in the three months ended September 30, 2008 as compared to 6.0% in the three months ended September 30, 2007. This rate increase was the result of the debentures conversion. These debentures, which were redeemed during the second quarter of 2008, had an interest rate of 1.625%, which brought down the average rate for the three months ended September 30, 2007. Although average interest rate for the three months ended September 30, 2008 has increased, the overall interest expense has decreased due to the decrease in our 10.25% Senior Notes outstanding during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Provision for income taxes was a charge of $17.0 million for the three months ended September 30, 2008 and $13.5 million for the three months ended September 30, 2007. The effective tax rate was 16.9% for the three months ended September 30, 2008 as compared to 28.8% for the three months ended September 30, 2007. The decrease in the effective tax rate was primarily due to the shift of income in lower tax jurisdictions as well as to changes in the utilization of attributes and related valuation allowances.

As a result of the matters described above, net income was $83.4 million in the three months ended September 30, 2008 as compared to $33.4 million in the three months ended September 30, 2007.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Segment net sales. The following table represents our net sales by segment for the three months ended September 30, 2007 and 2008:

	For the Three Months Ended September 30,
	2007	2008
	(Dollars in thousands)
Industrial materials	$215,411	$266,046
Engineered solutions	35,857	49,702

Total net sales	$251,268	$315,748

Our analysis of the percentage change in net sales for industrial materials and engineered solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial materials	3%	18%	3%	24%
Engineered solutions	18%	18%	3%	39%

Net sales for the industrial materials segment increased primarily due to a favorable price / mix increase as a result of strong demand, particularly related to our graphite electrode products. Currency rate fluctuations also increased sales, driven by the strengthening of the euro. Sales volume for the segment increased driven by higher sales volumes for graphite electrodes and related by-products.

Net sales for engineered solutions increased primarily due to favorable price / mix increases and favorable currency exchange rates, also related to the strengthening of the euro. Volumes for our engineered solutions increased 18% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This volume increase was related primarily to higher volumes in our natural graphite products.

Segment operating net income. The following table represents our operating income by segment for the three months ended September 30, 2007 and 2008:

	For the Three Months Ended September 30,
	2007	2008
	(Dollars in thousands)
Industrial materials	$52,021	$74,180
Engineered solutions	3,257	12,533

Total operating income	$55,278	$86,713

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Our analysis of the percentage change in segment operating costs and expenses for industrial materials and engineered solutions is set forth in the following table:

	Operating Costs and Expenses For the Three Months Ended September 30,
	(Percentage of sales)
	2007	2008	Change
Industrial materials	76%	72%	(4)%
Engineered solutions	91%	75%	(16)%

Segment operating costs and expenses as a percentage of sales for industrial materials decreased 4% points in the three months ended September 30, 2008. However, in total, segment operating costs and expenses increased $28.5 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The largest increase in operating expenses was caused by higher raw material and energy costs of $24.1 million, related primarily to graphite electrodes. The strengthening of certain currencies increased production costs by $2.8 million. Selling and administrative expenses, including research and development and other expenses, increased approximately $1.6 million as a result of higher variable employee compensation expenses.

Segment operating costs and expenses as a percentage of sales for engineered solutions decreased by 16% points to 75%. The decrease in operating expenses as a percentage of sales was driven by a favorable shift in product mix, particularly in our natural graphite products line. However, total segment operating costs and expenses increased by $4.6 million. This increase was driven by increased raw material and other operating costs of approximately $3.6 million. Selling and administrative expenses, including research and development costs, increased approximately $1.0 million as a result of higher variable employee compensation costs.

Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007.

Consolidated. Net sales of $925.3 million in the nine months ended September 30, 2008 represented a $189.9 million, or 25.8%, increase from net sales of $735.4 million in the nine months ended September 30, 2007. Net sales for both of our operating segments increased, primarily due to favorable pricing and higher volumes, along with currency impacts of $35.2 million. High demand for most of our products, together with passing on significant raw material cost increases to our customers, has resulted in increased prices, particularly related to graphite electrodes. Volumes have increased in both our operating segments, with natural graphite products producing the largest percentage volume increase of all of our products. Favorable currency exchange rates, particularly related to the euro, have also been a strong driver of our sales increase in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. These increases in sales were offset by a $7.5 million decrease in sales related to carbon electrodes, as we have completely exited this business.

Cost of sales of $588.9 million in the nine months ended September 30, 2008 represented a $100.0 million, or 20.5%, increase from cost of sales of $488.9 million in the nine months ended September 30, 2007. Cost of sales rose primarily due to our industrial materials segment. This was driven primarily by increased raw material and production costs for the nine months ended September 30, 2008 as compared to September 30, 2007, including the effects of foreign currency exchange rates. The total cost of sales for our engineered solutions segment increased mainly due to higher volumes of our natural graphite products.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Gross profit of $336.4 million in the nine months ended September 30, 2008 represented an $89.9 million, or 36.5%, increase from gross profit of $246.5 million in the nine months ended September 30, 2007. Gross margin increased to 36.4% of net sales, from 33.5% in the nine months ended September 30, 2007 as a result of the changes in sales and cost of sales mentioned above.

Research and development expenses increased $0.2 million, or 3.1%, from $6.4 million in the nine months ended September 30, 2007 to $6.6 million in the nine months ended September 30, 2008.

Selling and administrative expenses were $71.0 million for the nine months ended September 30, 2008 compared to $68.9 million for the nine months ended September 30, 2007. Costs related to variable employee incentive plans have increased in the nine months ended September 30, 2008 as a result of our strong cash flow performance compared to established targets. Travel expenses have also increased due to increased travel by certain teams to analyze and implement cost-saving and lean initiatives world-wide.

Restructuring charges decreased $0.5 million to $0.3 million for the nine months ended September 30, 2008, as we complete previously announced restructuring activities.

Other income / expense, net was a charge of $11.1 million in the nine months ended September 30, 2008 compared to income of $13.5 million in nine months ended September 30, 2007. This fluctuation was caused primarily by a decrease in the gain from the sale of assets during the nine months ended September 30, 2008. We sold our Caserta, Italy facility during the nine months ended September 30, 2007, which was the primary driver of the $24.6 million gain on the sale of assets. Gains from the sale of assets were only $0.3 million in the nine months ended September 30, 2008, resulting in a $24.3 million fluctuation in other income. We also incurred a $9.0 million charge for the Debenture make-whole payment in the nine months ended September 30, 2008. We incurred a $6.8 million loss on the extinguishment of debt in the nine months ended September 30, 2008, compared to a loss of $13.0 million in the nine months ended September 30, 2007. Additionally, we had a $4.8 million increase in currency gains in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

The following table presents an analysis of interest expense:

	For the Nine Months Ended September 30,
	2007	2008
	(Dollars in thousands)
Interest incurred on debt	$26,254	$10,883
Amortization of fair value adjustments for terminated hedge instruments	(485)	(144)
Amortization of premium on Senior Notes	(92)	(29)
Amortization of discount on Debentures	502	320
Interest on DOJ antitrust fine	5	—
Amortization of debt issuance costs	2,456	1,691
Interest incurred on other items	333	182

Total interest expense	$28,973	$12,903

Average debt outstanding (long-term debt and outstanding Revolver) was $275.5 million in the nine months ended September 30, 2008 as compared to $531.5 million in the nine months ended September 30, 2007. The average annual interest rate for these instruments, excluding amortization of issuance costs and other similar non-cash charges, was 5.2% in the nine months ended September 30, 2008 as compared to 6.4% in the nine months ended September 30, 2007. This rate reduction was the result of a decrease in the amount of our 10.25% Senior Notes outstanding during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Provision for income taxes was a charge of $59.5 million for the nine months ended September 30, 2008 and $39.4 million for the nine months ended September 30, 2007. The effective tax rate was 25.3% for the nine months ended September 30, 2008 as compared to 25.2% for the nine months ended September 30, 2007.

The loss from discontinued operations was $3.1 million in the nine months ended September 30, 2007.

As a result of the matters described above, net income was $175.7 million in the nine months ended September 30, 2008 as compared to $113.7 million in the nine months ended September 30, 2007.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Segment net sales. The following table represents our net sales by segment for the nine months ended September 30, 2007 and 2008:

	For the Nine Months Ended September 30,
	2007	2008
	(Dollars in thousands)
Industrial materials	$630,781	$789,456
Engineered solutions	104,607	135,832

Total net sales	$735,388	$925,288

Our analysis of the percentage change in net sales for industrial materials and engineered solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Other	Net Change
Industrial materials	2%	18%	5%	—%	25%
Engineered solutions	10%	16%	4%	(1)%	30%

Net sales for the industrial materials segment increased primarily due to a favorable price / mix increase as a result of strong demand, particularly related to our graphite electrode products. Currency rate fluctuations also increased sales, driven by the strengthening of the euro. Sales volume for the segment increased slightly driven by volume increases for refractories, graphite electrodes and related by-products, offset by volume decreases for our former carbon electrode products.

Net sales for engineered solutions increased primarily due to a favorable price / mix increase and favorable currency exchange rates, also related to the strengthening of the euro. Volume in our engineered solutions increased 10% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase in volume was driven primarily by our natural graphite products.

Segment operating net income. The following table represents our operating income by segment for the nine months ended September 30, 2007 and 2008:

	For the Nine Months Ended September 30,
	2007	2008
	(Dollars in thousands)
Industrial materials	$161,578	$228,491
Engineered solutions	8,807	29,952

Total operating income	$170,385	$258,443

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Our analysis of the percentage change in segment operating costs and expenses for industrial materials and engineered solutions is set forth in the following table:

	Operating Costs and Expenses For the Nine Months Ended September 30,
	(Percentage of sales)
	2007	2008	Change
Industrial materials	74%	71%	(3)%
Engineered solutions	92%	78%	(14)%

Segment operating costs and expenses as a percentage of sales for industrial materials decreased 3% points in the nine months ended September 30, 2008. However, total segment operating costs and expenses increased $91.8 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Operating expenses for this segment increased primarily due to a $73.1 million increase raw material and energy costs, related primarily to graphite electrodes. The strengthening of certain currencies, primarily the euro increased production costs an additional $18.3 million. Selling and administrative and other expenses increased $0.4 million due to increased variable employee compensation costs and commissions.

Segment operating costs and expenses as a percentage of sales for engineered solutions decreased by 14% points to 78%. However, total segment operating costs and expenses increased by $10.1 million. This increase was caused by production costs of $9.7 million, driven by higher volumes for our natural graphite products, as well an increase in foreign currency losses in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Total selling and administrative and other costs for the segment increased by $0.4 million as a result of increased variable employee compensation costs.

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

Many of the non-U.S. countries in which we have a manufacturing facility have been subject to significant economic changes and to significant impacts from the global capital market crisis, which have significantly impacted currency exchange rates. We cannot predict changes in currency exchange rates in the future or whether those changes will have net positive or negative impacts on our net sales, cost of sales or net income. We cannot assure you that we would be able to mitigate any adverse effects of such changes.

During the nine months ended September 30, 2008, the average exchange rate of the Brazilian real, the euro and the Mexican peso weakened compared to the US dollar about 21%, 15% and 4%, respectively, when compared to the average exchange rate for the same period in 2007. During the nine months ended September 30, 2008, the average exchange rate for the South African rand strengthened against the US dollar about 6% when compared to the average rate for the nine months ended September 30, 2007.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

In the case of net sales of industrial materials, the impact of these events was an increase of about $31.2 million in the nine months ended September 30, 2008 as compared to the same period in 2007. In the case of cost of sales of industrial materials, the impact of these events was an increase of about $16.4 million in the nine months ended September 30, 2008 as compared to the same period in 2007.

We have non-dollar-denominated intercompany loans between our GrafTech Finance, Inc. subsidiary and some of our foreign subsidiaries. At September 30, 2008, the aggregate principal amount of these loans was $473.2 million. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. A portion of these loans are deemed to be essentially permanent and, as a result, remeasurement gains and losses on these loans are recorded in accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The balance of these loans is deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income / expense, net, on the Consolidated Statements of Operations. In the three and nine months ended September 30, 2008, we had a net total of $18.5 million and $5.8 million of currency gains, respectively, due to the remeasurement of intercompany loans and the effect of transaction gains and losses related to foreign subsidiaries which use the dollar as their functional currency. In the three and nine months ended September 30, 2007, we had a net total of $0.2 million of currency losses and $1.1 million of currency gains, respectively, primarily due to the remeasurement of intercompany loans and the effect of transaction losses related to foreign subsidiaries which use the dollar as their functional currency. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we may use various financial instruments as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk.”

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

At September 30, 2008, we had short-term debt (including bank overdrafts) of $12.0 million, long-term debt of $130.6 million, cash and cash equivalents of $11.1 million and stockholders’ equity of $508.1 million.

As part of our cash management activities, we periodically factor or discount (by selling) certain accounts receivable to third parties. In the nine months ended September 30, 2008, certain subsidiaries sold receivables at a cost lower than the cost to borrow a

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

comparable amount for a comparable period under the Revolving Facility. Proceeds of the sale of receivables were used to reduce debt and to fund operating activities. If we had not sold receivables, our accounts receivable and our debt would have been about $0.3 million higher at December 31, 2007 and about $24.1 million higher at September 30, 2008. All receivables sold during 2007 and 2008 were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheets at December 31, 2007 and September 30, 2008.

We use cash and cash equivalents, cash flow from operations, funds from receivable and payable factoring arrangements and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility), as well as cash flow from operations as our primary sources of liquidity. The Revolving Facility provides for maximum borrowings of up to $215.0 million. At September 30, 2008, $91.4 million was available (after consideration of outstanding revolving and swingline loans of $111.5 million and outstanding letters of credit of $12.1 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility. The Revolving Facility matures in July 2010. We have approximately $100 million of working capital liquidity available to us through our factoring and supply chain financing arrangements currently in place.

Our business strategies have continued to improve the amount and speed of cash generated from operations under current economic conditions. Improvements in cash flow from operations resulting from these strategies are being partially offset by associated cash implementation costs while they are being implemented.

At September 30, 2008, we were in compliance with all financial and other covenants contained in the Senior Notes and the Revolving Facility, as applicable. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants for the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At September 30, 2008, the Revolving Facility had an effective interest rate of 5.6% and our $20 million principal amount of Senior Notes had a fixed rate of 10.25%. Also at September 30, 2008, 85% (or $111.9 million) of our total debt (excluding bank overdrafts) consists of variable rate obligations.

At December 31, 2007, the Revolving Facility had an effective interest rate of 6.2%, our $199.6 million principal amount of Senior Notes had a fixed rate of 10.25% and our $225.0 million principal amount of Debentures (which were converted to equity during the nine months ended September 30, 2008) had a fixed rate of 1.625%.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

We may in the future implement interest rate management initiatives to seek to minimize interest expense and optimize the risk in our portfolio of fixed and variable interest rate obligations as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk” in this Report.

Global capital markets have been, and continue to be, disrupted and volatile. The cost and availability of funding has been and may continue to be adversely affected by illiquid credit markets. Some lenders have reduced or, in some cases, ceased to provide funding to borrowers. Our lenders have not indicated to us that they would not continue to provide funding to us, or would not honor, or be able to fully perform, their obligations under the Credit Facility. We believe that we have adequate liquidity to meet all of our present needs. Continued turbulence in the United States and international financial markets, however, could adversely affect the cost and availability of financing to us in the future.

Cash Flow and Plans to Manage Liquidity. Our business strategies include efforts to enhance our capital structure by continuing to manage our gross obligations. Our efforts include leveraging our global manufacturing network by driving higher utilization rates and more productivity from our existing assets, accelerating commercialization initiatives across all of our businesses and realizing other global efficiencies.

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, and other factors, including our incentive compensation program payout in the second quarter of 2008.

We expect cash flow from operations to be positively impacted by reduced interest expense of approximately $25 million on an annual basis related to our reduced debt position, offset slightly by increased interest related to our supply chain financing arrangement. We expect our cash flow from operations to be negatively impacted by higher accounts receivable balances as a result of favorable pricing for industrial materials and delays in payment by customers, the payment of certain international taxes and pension and post retirement contributions as previously planned and to meet requirements resulting from investment declines, possibly offset by lower raw materials and energy costs.

Our debt and other obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations, thereby reducing funds available to us for other purposes. Our debt and obligations make us more vulnerable to economic downturns in the event that these obligations are greater or timing of payment is sooner than expected. Specifically, actual returns on our pension assets are running significantly below the expected return on plan assets that have been made in our actuarial assumptions. These negative returns might result in increased future contributions. This will not be known however until the market performance for the fourth quarter is known and the plans are re-measured.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

In order to seek to minimize our credit risks, at times we have reduced our sales of, or refused to sell (except for cash on delivery) graphite electrodes and other products to some customers. Our unrecovered trade receivables worldwide as a percentage of global net sales has been immaterial during the last 3 years. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future, particularly given current economic conditions. In addition, we have historically factored a portion of our accounts receivable without recourse and used the proceeds to reduce debt.

We may from time to time and at any time repurchase Senior Notes in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. In the nine months ended September 30, 2008 we redeemed $180 million of our Senior Notes.

In December 2007, our Board of Directors approved a share repurchase program authorizing the purchase of up to 3 million shares of our common stock. Share repurchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. We intend to fund any such share repurchases from available cash and cash flows. We may commence or suspend these repurchases at any time.

We occasionally enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure, as described under “Quantitative and Qualitative Disclosure about Market Risks” in this Report. At September 30, 2008, these contracts represented an unrealized loss of $1.7 million.

Cash Flow Provided by Operating Activities. Cash flow provided by operating activities was $169.3 million in the nine months ended September 30, 2008 as compared to $76.1 million in the nine months ended September 30, 2007, an increase of $93.2 million.

Cash provided by net income, after adding back the effect of non-cash items, was $202.1 million for the nine months ended September 30, 2008. Non-cash items included $26.7 million of depreciation and amortization, $0.3 million of restructuring charges, $7.8 million of foreign currency gains, primarily from intercompany loans, $3.5 million in interest expense, a $0.3 million change in deferred income taxes, $3.9 million of stock based compensation expense and $0.7 million net of other items. Changes in working capital used cash flow of $29.6 million for the nine months ended September 30, 2008, due primarily to a $36.5 million increase in accounts receivable, including the effects of factoring, driven by higher sales in the nine months ended September 30, 2008. Other working capital uses of cash were an $11.0 million increase in inventories, a $0.7 million increase in prepaid assets, $0.9 million of restructuring payments, and a $8.8 million decrease in interest payable. These uses of cash were offset by a $28.4 million increase in accounts payable and accrued expenses. Also affecting cash flows from operations for the nine months ended September 30, 2008 was an increase in long-term assets and liabilities of $3.5 million and $0.3 million related to the loss on the sale of fixed assets.

In the nine months ended September 30, 2007, net income after adding back the effect from non-cash items, amounted to $146.4

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

million, including the loss from discontinued operations of $3.1 million. The non-cash expenses consisted of depreciation and amortization of $25.5 million, restructuring charges of $0.8 million, $2.5 million of foreign currency losses, $3.2 million in interest expense, deferred income taxes of $2.6 million, $3.2 million of stock based compensation expense and other credits of $8.2 million. Net cash used by working capital of $38.1 million primarily consisted of a increase in inventories of $15.6 million, the final $5.4 million antitrust payment, $5.7 million of restructuring payments, an $0.1 million decrease in accounts payable and accruals, and a decrease in interest payable of $15.3 million. These increases in working capital were offset by a decrease in accounts receivable of $2.5 million, including the effect of factoring, and a decrease in prepaid and other current assets of $1.4 million. Also affecting cash flows from operations for the nine months ended September 30, 2007 was an increase in long-term assets and liabilities of $6.9 million and $25.2 million related to the gain on the sale of fixed assets (primarily our Caserta, Italy facility).

Cash Flow Provided by Investing Activities. Cash flow used in investing activities was $183.3 million in the nine months ended September 30, 2008 compared to $12.0 million in the nine months ended September 30, 2007.

In the nine months ended September 30, 2008, investing activities used cash of $183.3 million. We used a net $136.4 million of cash to purchase our equity investment of Seadrift Coke LP. Capital expenditures used an additional $47.6 million of cash, while the loss from derivative instruments and marketable securities resulted in a $0.3 million increase. These were offset slightly by changes in restricted cash totaling $0.1 million and proceeds from the sale of assets of $0.3 million.

In the nine months ended September 30, 2007, investing activities used cash of $12.0 million. This was driven by capital expenditures of $33.6 million, changes in restricted cash of $1.5 million, patents capitalization of $0.7 million and $2.8 million dollars of purchase price adjustments made related to the 2006 sale of our former cathodes business. These were partially offset by proceeds from the sales of assets, specifically the sale of our Caserta, Italy facility, of $26.6 million.

Cash Flow Used in Financing Activities. Cash flow used in financing activities was $28.4 million in the nine months ended September 30, 2008 compared to $205.6 million in the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, we redeemed $180 million of our Senior Notes, and borrowed a net $109.7 million under the Revolving Facility, primarily to fund our equity investment purchase. Other short-term borrowings were $11.6 million, which related primarily to bank overdrafts at our international locations. We used these borrowings primarily to fund working capital requirements and for capital expenditures. The excess tax benefit from stock-based compensation was $14.3 million for the nine months ended September 30, 2008. We also purchased $21.2 million of treasury shares during the nine months ended September 30, 2008. Other long-term financing obligations used cash of $0.3 million. These uses of cash were offset by proceeds from the exercise of stock options of $36.9 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

During the nine months ended September 30, 2007, we repaid $234.5 million in long-term debt obligations. Net revolver borrowings were $0.5 million, and short term borrowings were $0.7 million. Proceeds from the exercise of stock options provided an additional $19.7 million of cash. The excess tax benefit from stock-based compensation was $5.0 million and other financing obligations were $3.0 million for the nine months ended September 30, 2007.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from changes in interest rates, currency exchange rates, and commercial energy rates. We, from time to time, routinely enter into various transactions that have been authorized according to documented policies and procedures to manage these well-defined risks. These transactions relate primarily to financial instruments described below. Since the counterparties, if any, to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk, even given the current US economic situation. We do not use financial instruments for trading purposes.

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

Currency Rate Management. We enter into foreign currency instruments from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to euro- denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. At December 31, 2007 and September 30, 2008, there were no outstanding contracts.

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. At September 30, 2008, these contracts represented an unrealized loss of $1.7 million.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates, and interest rates on results of operations for the nine months ended September 30, 2008. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the nine months ended September 30, 2008 by about $12.0 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by approximately $0.8 million for the nine months ended September 30, 2008.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of September 30, 2008.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

The information required in response to this Item is set forth under “Contingencies” in Note 15 to the Notes to Consolidated Financial Statements contained in this Report, and such description is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, we announced that our Board of Directors had approved a share repurchase program authorizing the purchase of up to 3 million shares of our common stock. Purchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. In addition to the repurchase program, we occasionally purchase or withhold vested restricted stock shares from employees as payment for the withholding taxes due upon the vesting or payment of stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/08 – 7/31/08	—	—	—	2,805,705
8/1/08 – 8/31/08	684,000	$19.97	684,000	2,121,705
9/1/08 – 9/30/08	117,760	$18.95	69,800	2,051,905

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: November 4, 2008	By:	/s/ Mark R. Widmar
Mark R. Widmar
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.