Form 10-K
period 2008-12-31
GRAFTECH INTERNATIONAL LTD
filed 2009-02-27
CIK 931148

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No  ☒

The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 30, 2008, was approximately $3,197 million. On January 31, 2009, 119,211,861 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III is incorporated by reference from the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2009, which will be filed on or about April 9, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 8.	Financial Statements and Supplementary Data	61
	Management’s Report on Internal Control Over Financial Reporting	62
	Report of Independent Registered Public Accounting Firm	63
	CONSOLIDATED BALANCE SHEETS	64
	CONSOLIDATED STATEMENTS OF OPERATIONS	65
	CONSOLIDATED STATEMENTS OF CASH FLOWS	66
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)	67
	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY	68
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	70
	(1) Discussion of Business and Structure	70
	(2) Summary of Significant Accounting Policies	70
	(3) New Accounting Standards	75
	(4) Segment Reporting	76
	(5) Investment in Non-Consolidated Affiliate	78
	(6) Supply Chain Financing	80
	(7) Long-Term Debt and Liquidity	80
	(8) Financial Instruments	83
	(9) Interest Expense	84
	(10) Other (Income) Expense, Net	85
	(11) Supplementary Balance Sheet Detail	87
	(12) Leases and Other Long Term Obligations	88
	(13) Retirement Plans and Postretirement Benefits	88
	(14) Restructuring and Impairment Charges	97
	(15) Management Compensation and Incentive Plans	97
	(16) Contingencies	100
	(17) Income Taxes	100
	(18) Earnings Per Share	103
	(19) Financial Information About the Issuer, the Guarantors of Our Debt Securities and Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees	103
	(20) Discontinued Operations	113
	(21) Accumulated Other Comprehensive Loss	114
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	115
Item 9A.	Controls and Procedures	115
Item 9B.	Other Information	115

PART III		116
Items 10 to 14 (inclusive).		116
	Executive Officers and Directors	116
	Executive Officers	116
	Directors	117
	NYSE Certification	118

PART IV		119
Item 15.	Exhibits and Financial Statement Schedules	119
EXHIBIT INDEX		126

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

“Carbone Savoie” refers to Carbone Savoie S.A.S., which was our 70% owned subsidiary engaged in the development, manufacture and sale of cathodes. In December 2006, we sold our cathode assets (including our 70% interest in Carbone Savoie) and certain manufacturing assets used in our cathode business. The cathode business is reported as discontinued operations.

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

“Debt Securities” means our 10.25% senior notes due 2012 (the “Senior Notes”) and our 1-5/8% convertible senior debentures (the “Debentures”). The Senior Notes were issued under an Indenture dated February 15, 2002 (as supplemented, the “Senior Note Indenture”). The Debentures were issued under an Indenture dated January 22, 2004 (as supplemented, the “Debenture Indenture”). During the second quarter of 2008, we redeemed the Debentures.

“GrafTech Finance” refers to GrafTech Finance Inc. only. GrafTech Finance is a direct wholly-owned, special purpose finance subsidiary of GTI and the borrower under the Revolving Facility. GrafTech Finance is the issuer of the Senior Notes and was a guarantor of the Debentures.

“GrafTech Global” refers to GrafTech Global Enterprises Inc. only. GrafTech Global is a direct wholly-owned subsidiary of GTI and the direct or indirect holding company for all of our operating subsidiaries. GrafTech Global is a guarantor of the Senior Notes and the Revolving Facility and was a guarantor of the Debentures.

“GTI” refers to GrafTech International Ltd. only. GTI is our public parent company and the issuer of our publicly traded common stock registered under the Exchange Act and listed on the NYSE. GTI is a guarantor of the Senior Notes and the Revolving Facility and was a guarantor of the Debentures.

“Subsidiaries” refers to those companies that, at the relevant time, are or were majority owned or wholly-owned directly or indirectly by GTI or its predecessors to the extent that those predecessors’ activities related to the graphite and carbon business.

“GTIH” refers to GrafTech International Holdings, Inc. only. GTIH is our wholly-owned subsidiary through which we conduct most of our U.S. operations. GTIH is a guarantor of the Senior Notes and the Revolving Facility and was a guarantor of the Debentures.

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

Unless otherwise noted, market and market share data in this Report are our own estimates. Market data relating to the steel, electronics, semiconductor, solar, thermal management, transportation, petrochemical and other metals industries, our general expectations concerning such industries and our market position and market share within such industries, both domestically and internationally, are derived from trade publications relating to those industries and other industry sources as well as assumptions made by us, based on such data and our knowledge of such industries. Market and market share data relating to the graphite and carbon industry as well as information relating to our competitors, our general expectations concerning such industry and our market position and market share within such industry, both domestically and internationally, are derived from the sources described above and public filings, press releases and other public documents of our competitors as well as assumptions made by us, based on such data and our knowledge of such industry. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors-Risks Relating to Us” and “Risk Factors—Forward Looking Statements” in this Report. We cannot guarantee the accuracy or completeness of this market and market share data and have not independently verified it. None of the sources mentioned above has consented to the disclosure or use of data in this Report.

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

We also have corporate governance guidelines (which we call the Charter of the Board of Directors) which is available on our website at http://www.graftech.com/getdoc/6b8a3b4d-967c-4bdd-ab04-ea0011de0c91/GRAFTECH-INTERNATIONAL-LTD-Corp-Gov-Guide.aspx as required by the NYSE. You may request a copy of the Charter of the Board of Directors, at no cost, by oral or written request to: GrafTech International Ltd., 12900 Snow Road, Parma, Ohio, 44130, Attention: Kelly J. Powell, Manager of Investor Relations, Telephone (216) 676-2293.

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

We are one of the world’s largest manufacturers of the broadest range of high quality graphite electrodes, products essential to the production of electric arc furnace (“EAF”) steel and various other ferrous and nonferrous metals. We also manufacture carbon, graphite and semi-graphite refractory products, which protect the walls of blast furnaces and submerged arc furnaces. We are one of the largest manufacturers of high quality natural graphite products enabling thermal management solutions for the electronics industry and fuel cell solutions for the transportation and power generation industries. We are one of the world’s largest manufacturers and providers of advanced graphite and carbon materials for the transportation, solar, and oil and gas exploration industries. We service customers in about 70 countries, including industry leaders such as Arcelor Mittal, BaoSteel, Gerdau S.A. and ThyssenKrupp Steel in steel, Samsung in electronics, Elkem Solar in the solar industry and Griffin Wheel in the transportation industry.

We currently manufacture our products in 11 manufacturing facilities strategically located on four continents. We believe our network has the largest manufacturing capacity, one of the lowest manufacturing cost structures of all of our major competitors and delivers the highest-level quality products. We currently have the operating capability, depending on product mix, to manufacture approximately 220,000 metric tons of graphite electrodes and approximately 7,000 metric tons of refractory materials annually from our existing assets. We believe that our global manufacturing network provides us with significant competitive advantages in product quality, proximity to customers, timely and reliable product delivery, and product costs. Given our global network, we are well positioned to serve the growing number of consolidated, global, multi-plant steel customers as well as certain smaller, regional customers and segments.

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

Products. We have four major product categories: graphite electrodes, refractory products, advanced graphite materials and natural graphite products.

Reportable Segments. Our businesses are reported in the following reportable segments: industrial materials, which include graphite electrodes and refractory products; and engineered solutions, which include advanced graphite materials and natural graphite products. The information required by Item 1 with respect to financial information regarding our reportable segments and geographic areas is set forth under “Segment Reporting” in Note 4 to the Consolidated Financial Statements and is incorporated herein by reference.

Industrial Materials. Our industrial materials segment manufactures and delivers high quality graphite electrodes and refractory products and related services.

We are one of the world’s largest manufacturers of the broadest range of high quality graphite electrodes and refractory products. Electrodes are key components of the conductive power systems used to produce steel and other non-ferrous metals. Approximately 70% of our graphite electrodes sold is consumed in the EAF steel melting process, the steel making technology used by all “mini-mills,” typically at a rate of one graphite electrode every eight to ten operating hours. We believe that mini-mills constitute the higher long-term growth sector of the steel industry and that there is currently no commercially viable substitute for graphite electrodes in EAF steel making. Therefore, graphite electrodes are essential to

EAF steel production. The remaining 30% of our graphite electrodes sold is primarily used in various other ferrous and non-ferrous melting applications, including steel refining (that is, ladle furnace operations for both EAF and basic oxygen furnace steel production), titanium dioxide production and chemical processing.

GrafTech is the world’s leading supplier of carbon, semigraphite and graphite refractory hearth linings for blast and submerged arc furnaces used to produce iron and ferroalloys. Refractory products are used to protect the walls of blast furnaces and submerged arc furnaces due to their high thermal conductivity and the ease in which they can be machined to large or complex shapes. Among the major refractory product suppliers, GrafTech has one of the most complete offerings, including a full range of brick, block, ramming paste, cement and grout products.

Engineered Solutions. Engineered solutions include advanced graphite materials and natural graphite products. Advanced graphite materials are highly engineered synthetic graphite products used in many industrial areas due to their unique properties and the ability to tailor them to specific solutions. These products are used in the transportation, solar, and oil and gas exploration industries as further described below. Our natural graphite products consist of thermal product solutions, fuel cell components, and sealing materials.

INDUSTRIAL MATERIALS SEGMENT

Our industrial materials segment, which had net sales of $725.2 million in 2006, $861.2 million in 2007, and $1,008.8 million in 2008, manufactures and delivers high quality graphite electrodes and refractory products, as well as provides customer technical services. Industrial materials sales represented approximately 85%, 86% and 85% of consolidated net sales for 2006, 2007, and 2008, respectively. We estimate that, in 2008, the worldwide market for industrial materials was over $5.5 billion. Customers for these products are located in all major geographic markets.

Use of graphite electrodes in electric arc furnaces. Graphite electrodes are consumed primarily in EAF steel production, the steel making technology used by all “mini-mills.” Graphite electrodes are also consumed in the refining of steel in ladle furnaces and in other smelting processes such as production of titanium dioxide.

Electrodes act as conductors of electricity in the furnace, generating sufficient heat to melt scrap metal, iron ore or other raw materials used to produce steel or other metals. The electrodes are consumed in the course of that production.

Electric arc furnaces operate using either alternating electric current or direct electric current. The vast majority of electric arc furnaces use alternating current. Each of these alternating current furnaces typically uses nine electrodes (in three columns of three electrodes each) at one time. The other electric arc furnaces, which use direct current, typically use one column of three electrodes. The size of the electrodes varies depending on the size of the furnace, the size of the furnace’s electric transformer and the planned productivity of the furnace. In a typical furnace using alternating current and operating at a typical number of production cycles per day, one of the nine electrodes is fully consumed (requiring the addition of a new electrode), on average, every eight to ten operating hours. The actual rate of consumption and addition of electrodes for a particular furnace depends primarily on the efficiency and productivity of the furnace. Therefore, demand for graphite electrodes is directly related to the amount and efficiency of electric arc furnace steel production. Given the announced decline in steel production worldwide and the lower capacity utilization which will cause inefficiencies, we expect the actual consumption rate during the first half of 2009, at a minimum, to be higher than normal.

Electric arc furnace steel production requires significant heat (as high as 5,000° F) to melt the raw materials in the furnace, primarily scrap metal. Heat is generated as electricity (as much as 150,000 amps) passes through the electrodes and creates an electric arc between the electrodes and the raw materials.

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

Electric arc furnace steel production for the last five years has grown at an estimated average annual growth rate of about 5%, even considering the decline seen in 2008. Although we expect EAF steel production to decline in 2009, we believe that EAF steel production will continue to grow at an average annual long term growth rate of about 2-3%. Electric arc furnace steel production was approximately 405 million metric tons in 2008, representing approximately a third of the world’s steel production. We estimate that steel makers worldwide added 24 million metric tons of new EAF capacity in 2008, not all of which was fully operational in 2008. We are aware of about 45 million metric tons of announced new electric arc furnace steel production capacity that is scheduled to be added in the 2009 through 2011 time period. It is expected, due to the financial crisis and global economic slowdown, that much of the new EAF capacity projected to be started or completed in the 2009-2011 timeframe will be postponed.

Additionally, not all of such capacity is expected to be fully operational during this time period.

Relationship Between Graphite Electrode Demand and EAF Steel Production. The improved efficiency of electric arc furnaces has resulted in a decrease in the average rate of consumption of graphite electrodes per metric ton of steel produced in electric arc furnaces (called “specific consumption”). We estimate that EAF melter specific consumption declined from about 2.5 kilograms of graphite electrodes per metric ton of steel produced in 2000 to about 1.90 kilograms per metric ton in 2008. During 2008, we estimate that specific consumption decreased 0.03 kilograms per metric ton. We believe that the rate of decline of specific consumption over the long term has become lower. We believe that the decline in specific consumption will continue at a more gradual pace, on average, as the costs (relative to the benefits) increase for EAF steel makers to achieve further efficiencies in specific consumption. We further believe that the rate of decline in the future will be impacted by the addition of new EAF steel making capacity. To the extent that this new capacity replaces old capacity, it has the accelerated effect of reducing industry wide specific consumption due to the efficiency of new electric arc furnaces relative to the old. However, to the extent that this new capacity increases industry wide EAF steel production capacity and that capacity is utilized, it creates additional demand for graphite electrodes.

Increases in EAF steel production, offset by declines in specific consumption, resulted in corresponding changes in demand for graphite electrodes. Graphite electrode demand is expected to decrease in 2009, but grow over the long term at an estimated average annual net growth rate of about 1% to 2%, based on the anticipated growth of EAF steel production, partially offset by the decline in specific consumption described above.

Production Capacity. We believe that the worldwide total graphite electrode manufacturing capacity for 2006 was 1.38 million metric tons, for 2007 was 1.45 million metric tons, and for 2008 is 1.57 million metric tons. We believe that the graphite electrode industry manufacturing capacity utilization rate worldwide was about 95% 2006, 92% in 2007, and less than 90% for 2008. Through September 2008 the capacity utilization rate was greater than 95%, then, due to the financial crisis and the global economic slowdown, operating rates fell dramatically in the fourth quarter of 2008 by over 25% to an average of approximately 70%. Capacity utilization rates were estimated to be approximately 45% at year end.

The market in which we compete (which excludes capacity used to make electrodes for non-melter applications in China and CIS) is approximately 1.15 million metric tons. There are 2 global, and approximately 8 other notable regional or local producers, who we believe have approximately 0.865 million metric tons of this capacity. The remaining capacity is maintained by over ten other local or regional manufacturers (mainly in China), most of which also export worldwide.

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

Graphite Electrode Market Share. We estimate that over 50% of the EAF steel makers worldwide (other than in China, for which reliable information is not generally available) purchased all or a portion of their graphite electrodes from us in 2008. In the U.S. and the markets where we have manufacturing facilities, over 75% purchased a portion of their graphite electrodes from us in 2008. For 2008, we further estimate that we supplied at least 23% of all graphite electrodes purchased in the markets where we have manufacturing facilities. We estimate that the worldwide market for graphite electrodes was approximately $5.5 billion in 2008 (including China).

Refractory Products. We manufacture carbon, semi-graphitic, and graphite refractory bricks which are used primarily for their high thermal conductivity. Common applications in blast furnace and submerged arc furnaces include cooling courses in the hearth bottoms for heat distribution and removal, backup linings in hearth walls for improved heat transfer and safety, and lintels over copper cooling plates where a single brick cannot span the cooling plate.

GrafTech has one of the most unique carbon making processes in the world. By using various carbon sources, coal tar pitch, and electricity, a baked refractory brick can be created in approximately four minutes as opposed to one month for a traditional block. This process is called the hot-press process.

Carbonaceous raw materials are blended with appropriate amounts of pitch and silica, then blended to make a loose mix that is distributed to a mold. The mold is inserted into a press where prescribed pressure and electrical current is applied to the mix. Four minutes later, an approximately 1,400°F brick is removed from the press. After pressing and cooling, the bricks are sent to an automated grinder and machined to the required size and shape. The various sizes and grades required to fill a customer’s order are sorted, packaged and shipped to the customer.

Carbon blocks for furnace bottoms are manufactured by a process similar to electrodes. After baking, they are machined to finished cross sections. The ends are then machined such that the assembled blocks form a solid circle to fit the furnace diameter. Certain furnace components (tap blocks, breast blocks, etc.) require more specialized machining.

We estimate that, in 2008, we sold graphite electrodes and refractory products in over 60 countries. Sales originating from the United States and Switzerland account for approximately 18% and 35%, respectively, of total net sales of our industrial materials segment. No other country had more than 10% of the total net sales of our industrial materials segment originating from that location.

ENGINEERED SOLUTIONS SEGMENT

Demand for products in our engineered solutions segment increased in 2008 as compared to 2007. The increases were mainly in the energy related markets, including solar, oil and gas exploration, transportation industries, and electronic thermal management (“ETM”) markets.

Our engineered solutions segment had sales of $130.2 million in 2006, $143.6 million in 2007, and $181.5 million in 2008. Engineered solutions represented approximately 15% of consolidated net sales for 2006, approximately 14% for 2007 and approximately 15% for 2008. We estimate that our addressable worldwide market for engineered solutions was $1,027 million in 2008.

Advanced Graphite Materials. Our advanced graphite materials include products in a variety of shapes and grades, weighing from a few kilograms to ten metric tons, for diverse applications. These materials include primary products (such as bulk graphite blocks (called “billets”) that are sold to customers for further processing or finishing for end users) and specialty products (such as pressure casting molds for steel railroad car wheels).

Our products are used in applications including fused refractory products, diamond drill bits and semiconductor components as well as in applications in aluminum refining. In addition, certain of our materials, when combined with advanced flexible graphite, provide superior heat management solutions for insulation packages, induction furnaces, high temperature vacuum furnaces and direct solidification furnaces and other industrial thermal management applications.

Natural Graphite Products. We manufacture natural graphite products, consisting of advanced flexible graphite and flexible graphite, including our electronic thermal management solutions, used for the electronics, power generation, automotive, petrochemical, and transportation industries. We are one of the world’s largest manufacturers of natural graphite products for these uses and applications.

BUSINESS STRATEGIES

We believe that, by maximizing our cash flows, we will deliver enhanced financial performance and return on shareholder value. We have transformed our operations, building competitive advantages to enable us to compete successfully in our major product lines, to realize enhanced performance as economic conditions improve and to exploit growth opportunities from our intellectual property portfolio. Our business strategies are designed to expand upon our competitive advantages by:

Leveraging Our Unique Global Manufacturing Network. Over the past few years, we have repositioned our global manufacturing network by shutting down higher cost facilities and redeploying that capacity to our lower cost facilities. We have also adopted a constraint-management philosophy that systematically seeks to drive higher utilization rates and more productivity from our existing assets. We believe that our global manufacturing network provides us with significant competitive advantages in product quality, product costs, timely and reliable delivery, and operational flexibility to adjust product mix to meet the diverse needs of a wide range of market segments and customers.

We continue to leverage our network to seek to achieve significant increases in throughput generated from our existing assets, through productivity improvements, capital expenditures, and other efficiency initiatives. We believe we can further exploit our network by focusing our technical and customer service capabilities on:

•

the increasing number of large global customers created by the consolidation trend within the steel industry, to whom we believe we are well positioned to offer products that meet their volume, product quality, product mix, delivery reliability and service needs at competitive prices; and

•

customers in targeted market segments where we have competitive advantages to meet identified customer needs due to the range and quality of our products, the utilization of our capacity, the value of our customer technical service and our low cost supplier advantage.

We sell our products in every major geographic market. Sales of these products to buyers outside of the U.S. accounted for about 77% of net sales in 2006, 83% in 2007 and 85% in 2008. No single customer or group of affiliated customers accounted for more than 10% of our total net sales in 2006, 2007 or 2008.

Driving Continuous Improvement with Lean Six Sigma. We believe a consistent focus on our customers and diligence towards aligning our processes to satisfy these customers will be essential in today’s global market. We have undertaken a comprehensive launch of Lean and Six Sigma with dedicated resources at all of our key manufacturing plants intended to create a common language and tool set centering around Lean and Six Sigma.

Our painstaking focus on waste reduction using a team approach will build process muscle at all levels of the organization. Concentration on creating flow within these processes will enable us to capitalize on lower inventories while still maintaining high on-time-delivery. A thrust towards metric driven behavior and a keen eye on finding root causes to anomalies with rock-solid corrective actions will propel us towards customer centric solutions.

We believe we will be able to continue to leverage our stream lined processes as a sustainable competitive advantage with shorter lead times, lower costs, higher quality products, and exceptional service. We are applying these methodologies and tools to not only our manufacturing processes; but also to our transactional processes such as Accounts Receivable, New Product Introduction, and Cash Forecasting in order to develop a high-performing value stream.

Accelerating Commercialization of Advantaged Technologies. We believe that our technological capabilities for developing products with superior thermal, electrical and physical characteristics provide us with a potential growth opportunity as well as a competitive advantage. We seek to exploit these capabilities and our intellectual property portfolio to accelerate development and commercialization of these technologies across all of our businesses, to improve existing products, and to develop and commercialize new products for higher growth rate markets such as electronic thermal management technologies. Five of the past six years, we have received R&D Magazine’s prestigious R&D 100 Award, granted to identify the 100 most technologically significant commercialized products each year. We received this award in 2003 and 2004 for our achievements in electronic thermal management products, in 2005 for our large-diameter pinless graphite electrodes, in 2006 for GRAFOAM® carbon foam, a unique high strength, light weight carbon foam, and in 2007 for GrafCell®, a key component to the commercialization of fuel cells.

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

Providing Superior Technical Service. We believe that we are recognized as one of the industry leaders in providing value added technical services to customers for our major product lines. We believe that we have one of the largest customer technical service and related supporting engineering and scientific organizations in our industry, with more than 200 engineers, scientists and specialists around the world. A portion of these employees assist key steel and other metals customers in furnace applications, operations and upgrades to reduce energy consumption, improve raw material costs and increase output.

Maintaining Liquidity and Building Stockholder Value. We believe that our business strategies support our goal of maximizing the cash generated from operations and should accelerate our ability to enhance our capital structure by further managing gross debt obligations. Maintaining liquidity remains a priority for us. We will continue to evaluate market conditions and may continue to purchase Senior Notes in the open market or in privately negotiated transactions from time to time. In 2008, we redeemed $180 million of the Senior Notes at 103.417% of the principal amount, plus accrued interest. In 2008, we also redeemed our $225 million principal amount of Debentures.

In connection with and building on our focus on deleveraging, we continually review our assets, product lines and businesses to seek out opportunities to maximize value, through re-deployment, merger, acquisition, divestiture or other means, which could include taking on more debt or issuing more equity. We may at any time buy or sell assets, product lines or businesses.

PRODUCTION PLANNING

We plan and source production of our products globally. We have evaluated virtually every aspect of our global supply chain, and we have redesigned and implemented changes to our global manufacturing, marketing and sales processes to leverage the strengths of our repositioned manufacturing network. Among other things, we have reduced manufacturing bottlenecks, improved product and service quality and delivery reliability, expanded our range of products, and improved our global sourcing for our customers.

We deploy synchronous work processes at most of our manufacturing facilities. We have also installed and continue to install and upgrade proprietary process technologies at our manufacturing facilities and use statistical process controls in our manufacturing processes for all products.

Our global manufacturing network also helps us to minimize risks associated with dependence on any single economic region.

MANUFACTURING

Graphite Electrode. The manufacture of a graphite electrode takes, on average, about two months. Graphite electrodes range in size from three inches to 30 inches in diameter and two feet to nine feet in length and weigh between 20 pounds and 4,800 pounds (2.2 metric tons). The manufacture of graphite electrodes from calcined petroleum coke to a finished electrode includes six main processes: forming the electrode, baking the electrode, impregnating the electrode with a special pitch that improves the strength, rebaking the electrode, graphitizing the electrode using electric resistance furnaces, and machining.

We generally warrant to our customers that our electrodes will meet our specifications. Electrode returns and replacements have been immaterial in the aggregate to net sales in each of the last three years.

We manufacture graphite electrodes in Mexico, Brazil, South Africa, France and Spain.

Refractory Products. Refractory bricks are manufactured in the United States, using a proprietary “hot press” process. We have two grades of refractory products. The first grade, known as NMD, uses crushed graphite as the main raw material. The second grade, known as NMA, uses metallurgical coke as the main raw material.

The manufacture of a refractory block begins with the mixing and blending of the raw materials. The raw materials are fed into molds and pressed into shape. Intense heat and pressure are then applied to the mold boxes for approximately four minutes. The bricks are then cooled for approximately 24 hours, before they are ground, polished, and cut into the desired shapes. Our bricks are generally smaller than our competitors’ products. We believe our smaller brick size creates an easier installation process compared to larger bricks. We manufacture refractory bricks into sizes normally ranging from 9 inches – 18 inches, although we can manufacture bricks into a multitude of sizes and shapes to meet the needs of our customers.

Advanced Graphite Materials. Advanced graphite materials are manufactured using processes and technologies similar to those of graphite electrodes. Manufacturing lead times range between four to six months for most products and depend on the specific material properties that are needed to be imparted in the final billet. After the forming, baking, impregnation, rebaking and graphitization steps, the billets are either dressed and sold as raw stock or are machined into custom parts against proprietary specifications supplied by our customers. These custom parts include, but are not limited to graphite crucibles, heater rods and fluxing tubes.

Graphite insulation products, another product line from this division, start with the forming of graphite fiber into low density blocks through the use of a proprietary forming process. These blocks are then baked and cured at temperatures in excess of 3,600° F. The cured blocks are appropriately sized in additional manufacturing steps.

We produce advanced graphite materials in the United States, South Africa, Brazil and Italy.

Natural Graphite Products. We use a proprietary process to convert mined natural graphite flake into expandable graphite, an intermediate product. We manufacture advanced flexible graphite by subjecting expandable or flexible graphite to additional proprietary processing. Our natural graphite business operates two manufacturing facilities in the U.S. We believe that we operate one of the world’s most technologically sophisticated advanced natural graphite production lines.

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

For 2009, we have negotiated all of our needle coke requirements at fixed prices.

The primary raw material for refractory products is crushed graphite or metallurgical coke, depending on the grade of brick produced. During 2008, all of the crushed graphite used to make our refractory bricks was byproduct obtained from our graphite electrode manufacturing plants in Mexico, France and Spain. Also, during 2008 all of the metallurgical coke used was byproduct from our advanced graphite materials plant in Clarksburg, West Virginia. Other raw materials used in the manufacture of refractory products are coal, pitch, and baked coal scrap particles, which are obtained from a variety of sources.

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

We price our offers based on the value that we believe we deliver to our customers. Pricing may vary within any given industry, depending on the market segment within that industry and the value of the offer to a specific customer. We believe that we can achieve increased competitiveness, customer demand, and profitability through our value added offerings to customers. In certain market segments where the product is less differentiated, these value added offerings have less impact on GTI’s competitiveness. Historically, our graphite electrode customers generally seek to negotiate to secure the reliable supply of their anticipated volume requirements on an annual basis, sometimes called the “graphite electrode book building process”. These orders are subject to renegotiation or adjustment to meet changing market conditions. The remainder of our graphite electrode customers purchase their electrodes as needed at then current market prices (i.e., at the spot price). Given the unprecedented condition of the financial markets, we expect increased sales on a spot basis in 2009 compared to prior years. Currently, we do not manage or operate based on a backlog.

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

Industrial Materials. We sell our industrial materials primarily through our direct sales force, independent sales representatives and distributors, all of whom are trained and experienced with our products.

We have customer technical service personnel based around the world who assist customers to maximize their production and minimize their costs. We employ about 120 engineers and technicians in our industrial materials segment, a portion of which provides technical service and advice to key steel and other metals customers. These services include furnace applications and operation, as well as furnace upgrades to reduce energy consumption, improve raw material costs and increase output.

Engineered Solutions. Engineered solutions products are sold using direct employees and independent sales representatives and distributors in all major geographic markets of the world including North and South America, Africa, Europe and Asia.

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

TECHNOLOGY

We believe that we are an industry leader in graphite and carbon materials science and high temperature processing know-how and that we operate premier research, development and testing facilities for our industry. We have over 120 years of experience in the research and development of graphite and carbon technologies. Over the past several years, we have analyzed our intellectual property portfolio to identify new product opportunities in markets with high growth potential for us, redirected research to enhance and exploit our portfolio and accelerated development of products for those markets.

Research and Development. We conduct our research and development both independently and in conjunction with our strategic suppliers, customers and others. We have a dedicated technology center located at our corporate headquarters in Ohio, which focuses on all products. We also have a pilot plant that has the capability to produce small or trial quantities of new or improved graphite products, to accelerate scale-up and market entry. In addition, we have a state-of-the-art testing facility located at our headquarters capable of conducting physical and analytical testing for those products. The activities at these centers and facilities are integrated with the efforts of our engineers at our manufacturing facilities who are focused on improving manufacturing processes.

Research and development expenses amounted to $10.6 million, $8.6 million and $9.0 million in 2006, 2007 and 2008, respectively.

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

A significant portion of our research and development is focused on new product development, particularly engineered solutions for advanced energy applications such as solar silicon manufacture, electronic thermal management, energy storage and generation. Other significant work focuses on advancements in electrode technology and raw material optimization.

Intellectual Property. We believe that our intellectual property, consisting primarily of patents and proprietary know-how, provides us with competitive advantages and is important to our growth opportunities. Our intellectual property portfolio is extensive, with about 355 U.S. and foreign patents and over 421 U.S. and foreign pending carbon and graphite related patent applications, which we believe is more than any of our major competitors. Among our competitors, we hold the largest number of patents for flexible graphite as well as the largest number of patents relating to the use of natural graphite for PEM fuel cell applications. In addition, we have obtained exclusive and non-exclusive licenses to various U.S. and foreign patents relating to our technologies. These patents and licenses expire at various times over the next two decades.

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

COMPETITION

Industrial Materials. Competition in the industrial materials segment is intense and is based primarily on product differentiation and quality, delivery reliability, price, and customer service, depending on the market segment or specific product application.

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

Our refractory products business competes based on product quality, useful life, and technology. We believe our proprietary hot press process and the smaller shape of our refractory bricks provides a more diverse product that is easier to install than larger refractory bricks.

We believe that there are certain barriers to entry into our industry, including the need for extensive product and process know-how and other intellectual property and a high initial capital investment. It also requires high quality raw material sources and a developed energy supply infrastructure. However, competing manufacturers have been able to expand geographically.

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

Engineered Solutions. Competitors of our engineered solutions segment compete on product differentiation, quality, delivery reliability and customer service depending on the specific market segment or product application.

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

We compete with other major specialty graphite competitors on a global basis. These competitors include SGL Carbon, Tokai Carbon, Toyo Tanso and Carbone Lorraine. There are also several smaller regional competitors.

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

Under the European Union’s regulations concerning the Registration, Evaluation, Authorization and Restriction of Chemicals (commonly referred to as “REACH”) manufacturers and importers into the European Union of certain chemical substances are required to register and evaluate their potential impacts on human health and the environment. Under REACH, the continued importation into the EU, manufacture and/or use of certain chemical substances may be restricted, and manufacturers and importers of certain chemicals will be required to undertake evaluations of those substances. The requirements of REACH are expected to be phased in over a period of years, and compliance with its requirements is anticipated to require expenditures and resource commitments.

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

EMPLOYEES

At December 31, 2008, we had 2,511 employees, a decrease of about 43 employees since 2007. A total of 570 employees were in Europe (including Russia), 890 were in Mexico and Brazil, 353 were in South Africa, 1 was in Canada, 690 were in the U.S. and 7 were in the Asia Pacific region. At December 31, 2008, 1,680 of our employees were hourly employees.

At December 31, 2008, about 64% of our worldwide employees were covered by collective bargaining or similar agreements, which expire at various times in each of the next several years. At December 31, 2008, about 942 employees, or 38% of our employees, were covered by agreements which expire, or are subject to renegotiation, at various times through December 31, 2009. We believe that, in general, our relationships with our unions are satisfactory and that we will be able to renew or extend our collective bargaining or similar agreements on reasonable terms as they expire. We cannot assure, however, that renewed or extended agreements will be reached without a work stoppage or strike or will be reached on terms satisfactory to us.

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

RISKS RELATING TO US

A prolonged downturn in global economic conditions may materially adversely affect our business.

Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. The global economy has entered a recession. Slowing, or declining, economic growth in the United States and elsewhere may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in sales of our products, longer sales cycles and increased price competition, materially and adversely affecting our financial position and results of operations.

We believe that in the graphite electrode markets in which we compete, the capacity utilization rate was over 95% for the first nine months of 2008. Due to the financial crisis and the global economic slowdown, however, operating rates fell dramatically in the fourth quarter of 2008 to an average of 70% and were estimated to be approximately 45% at year end 2008. These lower capacity utilization rates are expected to adversely affect our financial position and results of operations in 2009, with the extent of the adverse effect dependent upon how long the lower capacity utilization rates prevail and how quickly they recover.

We are dependent on the global steel industry and also sell products to the transportation, semiconductor, solar, petrochemical and other metals industries which are susceptible to global and regional economic downturns.

We sell our industrial materials products, which accounted for about 85% of our total net sales in 2008, primarily to the EAF steel production industry. Many of our other products are sold primarily to the transportation, solar, oil and gas exploration industries. These are global basic industries, and they are experiencing various degrees of growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions. This, in turn, affects overall demand and prices for our products sold to these industries. As a result of changes in economic conditions, demand and pricing for our products sold to these industries has fluctuated significantly.

Demand for our products sold to these industries may be adversely affected by improvements in our products as well as in the manufacturing operations of customers, which reduce the rate of consumption or use of our products. Our customers, including major steel producers, may experience economic downturns or financial distress that could adversely impact our ability to collect our accounts receivable or to collect them on a timely basis.

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

The steel industry, in particular, has historically been highly cyclical and is affected significantly by general economic conditions. Significant customers for the steel industry include companies in the automotive, construction, appliance, machinery, equipment and transportation industries all of which are being affected by the general economic downturn and the deterioration in financial markets, including severely restricted liquidity and credit availability.

In addition, deteriorating economic conditions may lead current or potential customers of our engineered solutions business to delay or reduce technology purchases or slow their adoption of new technologies. This may result in a slowing of the rate of growth, or a reduction, of sales of our engineered solutions products and increased price competition, which could materially and adversely affect our financial position and results of operations.

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

Our ability to continue to comply with applicable covenants may be affected by events beyond our control. The breach of any of the covenants contained in the Revolving Facility, unless waived, would be a default under the Revolving Facility. This would permit the lenders to terminate their commitments to extend credit under, and accelerate the maturity of, the Revolving Facility. An acceleration of maturity of the Revolving Facility would permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. A breach of the covenants under the Senior Notes, unless waived, would be a default under the Senior Notes. This would also permit the holders of the Senior Notes to accelerate the maturity of the Senior Notes. An acceleration of maturity of the Senior Notes would permit the lenders to accelerate the maturity of the Revolving Facility. The acceleration of our debt could have a material adverse effect on our financial condition and liquidity. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, we could be forced to reduce or delay capital expenditures; sell assets or businesses; limit or discontinue, temporarily or permanently, business plans regarding operations; obtain additional debt or equity financing; seek protection under applicable debtor protection statutes, or restructure or refinance debt.

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

In addition to the factors noted above, our results of operations and financial condition are affected by inflation, deflation and stagflation in each country in which we have a manufacturing facility. We cannot assure you that future increases in our costs will not exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

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

We have in the past entered into, and may continue in the future to enter into, natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure.

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

We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2007 and 2008, the aggregate principal amount of these loans was $493.5 million and $558.4 million, respectively. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The remaining loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other (income) expense, net, on the Consolidated Statements of Operations. These non-cash gains or losses have in the past been and may in the future be substantial.

Additionally, we have in the past entered into, and may in the future enter into, interest rate swaps and caps to attempt to manage interest rate expense. We have also in the past entered into, and may in the future enter into, foreign currency financial instruments to attempt to hedge global currency exposures, net, relating to Euro-denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. We may purchase or sell these financial instruments, and open and close hedges or other positions, at any time. Changes in currency exchange rates or interest rates have in the past resulted, and may in the future result, in significant gains or losses with respect thereto. These instruments are marked-to-market monthly and gains and losses thereon are recorded in Other Comprehensive Income in the Consolidated Balance Sheets.

There may be volatility in our results of operations between quarters.

Sales of our products fluctuate from quarter to quarter due to such factors as changes in economic conditions, changes in competitive conditions, scheduled plant shutdowns by customers, national vacation practices, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns including those in response to the announcement of price increases or price adjustments. We have experienced, and expect to continue to experience, volatility with respect to demand for and prices of our industrial material products, specifically graphite electrodes, both globally and regionally. We have also experienced volatility with respect to prices of raw materials and energy, and we expect to experience volatility in such prices in the future. Accordingly, results of operations for any quarter are not necessarily indicative of the results of operations for a full year.

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

At December 31, 2008 we had $146.4 million of gross deferred income tax assets, of which $42.9 million required a valuation allowance. In addition, we had $123.4 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.

Our valuation allowance does not affect our ability and intent to utilize the deferred income tax assets as we generate sufficient future profitability. We are executing current strategies and developing future strategies, to improve sales, reduce costs and improve our capital structure in order to improve U.S. taxable income of the appropriate character to a level sufficient to fully realize these benefits in future years. The current U.S. tax attributes, if utilized, will allow us to significantly reduce our cash tax obligations in the U.S.

RISKS RELATING TO OUR SECURITIES AND PLEDGES OF OUR ASSETS

The Senior Notes and the related guarantees have limited security. As a result, the Senior Notes are effectively subordinated to the Revolving Facility, which is secured by most of our assets, and to certain other secured debt and obligations. This could result in holders of the Senior Notes receiving less on liquidation than the lenders under the Revolving Facility and certain other creditors.

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

Unsecured intercompany term notes and unsecured guarantees of those unsecured intercompany term notes by certain of our foreign subsidiaries have been pledged by GrafTech Finance to secure the Senior Notes, subject to certain limitations. At December 31, 2008, the aggregate principal amount of unsecured intercompany term notes pledged to secure the Senior Notes equaled $8.0 million or about 40% of the aggregate principal amount of the then outstanding Senior Notes. The remaining unsecured intercompany term notes held by GrafTech Finance in an aggregate principal amount at December 31, 2008 of $550.5 million, and any pledged unsecured intercompany term notes that cease to be pledged due to a reduction in the principal amount of the then outstanding Senior Notes due to redemption, repurchase or other events, are not subject to any pledge and are available to satisfy the claims of creditors (including the lenders under the Revolving Facility and the holders of the Senior Notes) of GrafTech Finance, as their interests may appear.

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

The Senior Notes do not contain limitations on new secured intercompany term or revolving loans under the Revolving Facility to, or intercompany guarantees of such intercompany loans by, domestic or foreign subsidiaries, including foreign subsidiaries that are unsecured intercompany term note obligors, and domestic subsidiaries that are guarantors of the Senior Notes.

The Senior Notes are guaranteed by GTI, GTIH and other U.S. subsidiaries that collectively hold a substantial majority of our U.S. operating assets. The guarantees of the Senior Notes are unsecured, except the guarantee of the Senior Notes by GTIH. Each of the obligors (including guarantors) under the Senior Notes is also an obligor (including a guarantor) under the Revolving Facility.

The lenders and creditors whose debt and obligations are secured will have prior claims on our assets, to the extent of the lesser of the value of the assets securing, or the amount of, the respective debt or obligations. If we become bankrupt or insolvent or are liquidated or if maturity of such debt or obligations is accelerated, the secured lenders and creditors will be entitled to exercise the remedies available to a secured party under applicable law and pursuant to the relevant agreements and instruments, including the ability to foreclose on and sell the assets securing such debt or obligations to satisfy such debt or obligations. If they exercise such remedies, it is possible that our remaining assets could be insufficient to repay in full the debts and obligations to creditors whose debt and obligations are unsecured, to the extent that the Senior Notes are not repaid in full upon exercise of the remedies available to holders thereof as secured parties under applicable law and pursuant to the relevant agreement and instruments, the holders of the Senior Notes.

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

GrafTech Finance has made and may continue to make secured intercompany revolving loans to our Swiss subsidiary that are pledged under the Revolving Facility. At December 31, 2008, there were no such loans outstanding. To the extent that our Swiss subsidiary loans proceeds of such secured intercompany revolving loans to foreign subsidiaries that are not guarantors of the Revolving Facility, these loans will be secured, and guaranteed on a secured basis, by other such foreign subsidiaries and will be pledged under the Revolving Facility.

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

Our engineered solutions operating subsidiary in Italy, our operating subsidiaries in Russia and certain immaterial domestic and foreign operating and holding companies are not guarantors of the Senior Notes or the unsecured intercompany term notes.

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

The ability of the holders of the Senior Notes to realize upon the assets of any subsidiary that is neither a guarantor of the Senior Notes nor an unsecured intercompany term note obligor in any liquidation, bankruptcy, insolvency or similar proceedings involving such subsidiary will be subject to the claims of their respective creditors, including their respective trade creditors, holders of their respective debt and their respective preferred stockholders.

As a result, the Senior Notes are structurally subordinated to all existing and future debt and other obligations, including trade payables and obligations to preferred stockholders, of our subsidiaries that are neither guarantors of the Senior Notes nor unsecured intercompany term note obligors. The ability of the issuers and guarantors of the Senior Notes to receive (and therefore the ability of the holders of the Senior Notes to participate in) the assets of any subsidiary upon liquidation, bankruptcy, insolvency or similar proceedings involving any such subsidiary will be subject to the claims of the holders of such debt and other obligations, including trade creditors and preferred stockholders. In addition, to the extent that the issuers and guarantors of the Senior Notes are creditors of any such subsidiary, whether as trade creditors, creditors under the unsecured intercompany term notes or otherwise, their rights as a creditor could be equitably subordinated to such claims.

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

In the event of the bankruptcy or insolvency of any of the subsidiary guarantors of the Senior Notes or any of the unsecured intercompany term note obligors, its guarantee, unsecured intercompany term note guarantee or unsecured intercompany term note could be subject to review under relevant fraudulent conveyance, fraudulent transfer, equitable subordination and similar statutes and doctrines in a bankruptcy or insolvency proceeding or a lawsuit by or on behalf of creditors of that guarantor or obligor. Under those statutes and doctrines, a court could void or subordinate such subsidiary’s guarantee or note in certain circumstances.

If the guarantee of a guarantor or the unsecured intercompany term note guarantee or unsecured intercompany term note of an unsecured intercompany term note obligor is voided or subordinated, holders of the Senior Notes would effectively be subordinated to all indebtedness and other liabilities of that obligor.

We may not have the ability to purchase the Senior Notes upon a change of control as required by the Senior Notes.

Upon the occurrence of certain change of control events, we will be required to offer to purchase the outstanding Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

If such an event were to occur, we cannot assure you that we would have sufficient funds to pay the purchase price, and we expect that we would require third party financing to do so. We cannot assure you that we would be able to obtain this financing on favorable terms or at all. Upon the occurrence of certain of these events, we may be required to repay all borrowings under the Revolving Facility or obtain the consent of the lenders under the Revolving Facility to purchase the Senior Notes. If we do not obtain such consent or repay such borrowings, we may be prohibited from purchasing the Senior Notes. In such case, our failure to purchase tendered Senior Notes would constitute a default under the Senior Notes. If the holders of the Senior Notes were to accelerate the maturity of the Senior Notes upon such default, the lenders under the Revolving Facility would have the right to terminate their commitment to extend credit under, and to accelerate the maturity of, the Revolving Facility. We cannot assure you that we will have the financial ability to purchase outstanding Senior Notes and repay such borrowings upon the occurrence of any such event.

The Senior Notes and the related guarantees may be effectively subordinated to certain of our other debt and liabilities.

The Senior Notes and the related guarantees are general unsecured obligations of the issuers and guarantors (except, in the case of the senior intercompany term note obligations). Payments in respect thereof are effectively subordinated to all present or future secured indebtedness and obligations (including the secured obligations or guarantees in respect of the Revolving Facility to the extent of the value of the assets securing such indebtedness and obligations).

GTI, GrafTech Finance and our other subsidiaries may, from time to time, incur additional debt including senior indebtedness and secured indebtedness, as well as other liabilities.

As a result, holders of the Senior Notes may receive less upon liquidation, bankruptcy, insolvency or similar proceedings than they would have received if they had a more secured position.

To the extent that outstanding options to purchase shares of our common stock are exercised or other equity awards are granted under our incentive plans, the ownership interests of our other stockholders will be diluted.

Our stock price may be volatile due to the nature of our business as well as the nature of the securities markets, which could affect the value of an investment in our common stock or the Senior Notes.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation which involves substantial costs and a diversion of those companies’ management’s attention and resources. Many factors may cause the market price for our common stock to decline or fluctuate, perhaps substantially, including:

•	failure of net sales, results of operations or cash flows from operations to meet the expectations of securities analysts or investors;

•	recording of additional restructuring, impairment or other charges or costs;

•	downward revisions in revenue, earnings or cash flow estimates of securities analysts;

•	downward revisions or announcements that indicate possible downward revisions in the ratings on the Senior Notes;

•	speculation in the press or investor perception concerning our industry or our prospects; and

•	changes in general capital market conditions.

FORWARD LOOKING STATEMENTS

This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: expected future or targeted operational and financial performance; growth rates and future production and sales of products that incorporate or that are produced using our products; changes in production capacity in our operations and our competitors’ or customers’ operations and the utilization rates of that capacity; growth rates for, future prices and sales of, and demand for our products and our customers products; costs of materials and production, including anticipated increases or decreases therein, our ability to pass on any such increases in our product prices or surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; investments and acquisitions that we have made or may make in the future; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and payments; strategic plans and business projects; regional and global economic and industry market conditions, changes in such conditions and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance; consulting projects; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. The words “will,” “may,” “plan,” “estimate,” “project,” “believe,” “anticipate,” “expect,” “intend,” “should,” “would,” “could,” “target,” “goal,” “continue to” and similar expressions, or the negatives thereof, identify some of these statements.

Our expectations and targets are not predictors of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. Actual future events and circumstances (including future results and trends) could differ materially, positively or negatively, from those set forth in these statements due to various factors. These factors include:

•

the possibility that the challenging global economic conditions currently prevailing may lead to decreases in the demand for EAF steel which may, in turn, lead to a decrease in the demand for our graphite electrodes;

•

the possibility that additions to capacity for producing steel in electric arc furnaces (EAF), increases in overall EAF steel production capacity, and increases or other changes in steel production may not occur or may not occur at the rates that we anticipate or may not be as geographically disbursed as we anticipate;

•

the possibility that increases or decreases in graphite electrode manufacturing capacity (including growth by producers in developing countries), competitive pressures (including changes in and the mix, distribution, and pricing of their products), reduction in specific consumption rates, increases or decreases in customer inventory levels, or other changes in the graphite electrode markets may occur, which may impact demand for, prices or unit and dollar volume sales of graphite electrodes and growth or profitability of our graphite electrodes business;

•	the possible failure of changes in EAF steel production or graphite electrode production to result in stable or increased, or offset decreases in, graphite electrode demand, prices, or sales volume;

•

the possibility that, for all of our product lines, capital improvement and expansion in our customers’ operations and increases in demand for their products may not occur or may not occur at the rates that we anticipate or the demand for their products may decline;

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

•

the possibility that decreases on prices for energy and raw materials may lead to downward pressure on prices for our products and delays in customer orders for our products as customers anticipate possible future prices;

•

the possibility that increases in prices for our raw materials and the magnitude of such increases, global events that influence energy pricing and availability, increases in our energy needs, or other developments may adversely impact or offset our productivity and cost containment initiatives;

•

the possibility that current economic disruptions may result in idling of blast furnace capacity or delay of blast furnace capacity additions which may affect demand and prices for our refractory products;

•

the possibility that reductions in customers’ production, increases in competitors’ capacity, competitive pressures, or other changes in other markets we serve may occur, which may impact demand for, prices of or unit and dollar volume sales of, our other products, or growth or profitability of our other product lines, or change our position in such markets;

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

•	the possibility that we will fail to develop new customers or applications for our engineered solutions products;

•	the possibility that our manufacturing capabilities may not be sufficient or that we may experience delays in expanding or fail to expand our manufacturing capacity to meet demand for existing, new or improved products;

•	the possibility that the investments and acquisitions that we make or may make in the future may not be successfully integrated into our business or provide the performance or returns expected;

•	the possibility that challenging conditions or changes in the capital markets will limit our ability to obtain financing for growth and other initiatives, on acceptable terms or at all;

•	the possibility that conditions or changes in the global equity markets may have a material impact on our future pension funding obligations and liabilities on our balance sheet;

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

•

the possibility that our provision for income taxes and effective income tax rate or cash tax rate may fluctuate significantly due to changes in applicable tax rates or laws, changes in the sources of our income, changes in tax planning, new or changing interpretations of applicable regulations, or changes in profitability, estimates of future ability to use foreign tax credits, and other factors;

•	the possibility of changes in interest or currency exchange rates, in competitive conditions, or in inflation or deflation;

•

the possibility that our outlook could be significantly impacted by, among other things, changes in United States or other monetary or fiscal policies or regulations in response to the capital markets crisis and its impact on global economic conditions, developments in the Middle East, North Korea, and other areas of concern, the occurrence of further terrorist acts and developments (including increases in security, insurance, data back-up, energy and transportation and other costs, transportation delays and continuing or increased economic uncertainty and weakness) resulting from terrorist acts and the war on terrorism;

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently operate the following facilities, which are owned or leased as indicated.

Location of Facility	Primary Use	Owned or Leased
U.S.
Parma, Ohio	Corporate Headquarters, Technology Center, Testing Facility, Pilot Plant, Advanced Flexible Graphite Manufacturing Facility and Sales Office	Owned
Lakewood, Ohio	Flexible Graphite Manufacturing Facility and Sales Office	Owned
Columbia, Tennessee	Advanced Graphite Materials and Refractory Products Manufacturing, Warehousing Facility and Sales Office	Owned
Lawrenceburg, Tennessee	Refractory Products Manufacturing Facility	Owned
Clarksburg, West Virginia	Advanced Graphite Materials Manufacturing Facility and Sales Office	Owned
Europe
Calais, France	Graphite Electrode Manufacturing Facility	Owned
Notre Dame, France	Advanced Graphite Materials Machine Shop and Sales Office	Owned
Malonno, Italy	Advanced Graphite Materials Manufacturing and Machine Shop and Sales Office	Owned
Moscow, Russia	Sales Office	Leased
Vyazma, Russia	Graphite Electrode Materials Machine Shop	Leased
Pamplona, Spain	Graphite Electrode Manufacturing Facility and Sales Office	Owned
Bussigny, Switzerland	Sales Office	Leased
Other International
Salvador Bahia, Brazil	Graphite Electrode and Advanced Graphite Materials Manufacturing Facility	Owned
Sao Paulo, Brazil	Sales Office	Leased
Beijing, China	Sales Office	Leased
Hong Kong, China	Sales Office	Leased
Monterrey, Mexico	Graphite Electrode Manufacturing Facility and Sales Office	Owned
Meyerton, South Africa	Graphite Electrode and Advanced Graphite Materials Manufacturing Facility and Sales Office	Owned

We believe that our facilities, which are of varying ages and types of construction, are in good condition, are suitable for our operations and generally provide sufficient capacity to meet our requirements for the foreseeable future.

Item 3.	Legal Proceedings

The information required by Item 3 is set forth under “Contingencies” in Note 16 to the Consolidated Financial Statements and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

MARKET INFORMATION

Our common stock is listed on the NYSE under the trading symbol “GTI.” The closing sale price of our common stock was $8.32 on December 31, 2008, the last trading day of our last fiscal year. The following table sets forth, for the periods indicated, the high and low closing sales price per share for our common stock as reported by the NYSE.

	High	Low
2007
First Quarter	$9.28	$6.48
Second Quarter	16.84	9.05
Third Quarter	18.41	13.36
Fourth Quarter	19.52	15.08
2008
First Quarter	$17.85	$12.88
Second Quarter	27.02	16.61
Third Quarter	27.27	13.47
Fourth Quarter	14.01	3.98

At February 2, 2009 there were 125 record holders of common stock. We estimate that there were about 28,688 stockholders represented by nominees. On August 7, 2008, our Stockholder Rights Plan that was adopted in August 1998 expired.

Our common stock is included in the Russell 2000 Index.

DIVIDEND POLICIES AND RESTRICTIONS

It is the current policy of GTI’s Board of Directors to retain earnings to finance strategic and other plans and programs, conduct business operations, fund acquisitions, meet obligations and repay debt. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of GTI’s Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements and future prospects, the limitations contained in the Revolving Facility and the Senior Notes and other factors deemed relevant by GTI’s Board of Directors. We did not pay any cash dividends in 2007 or 2008. We do not anticipate paying cash dividends in the foreseeable future.

In December 2007, our Board of Directors approved a share repurchase program authorizing the purchase of up to 3 million shares of our common stock. Share repurchases may take place from time to time in the open market, or through privately negotiated transactions, as market conditions warrant. We have in the past and intend to in the future fund any such share repurchases from available cash and cash flows. These share repurchases may be suspended or discontinued at any time. During 2007, we did not purchase any shares under this program. During 2008, we had purchased 948,095 shares under this program.

In addition to the above repurchase program, we occasionally purchase or withhold vested restricted stock shares from employees to cover withholding taxes.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2008	—	—	—	2,051,905
November 1 through November 30, 2008	333	$7.19	—	2,051,905
December 1 through December 31, 2008	—	—	—	2,051,905

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

PERFORMANCE GRAPH

The following graph compares the 5-year total return provided to shareholders of our common stock to the cumulative total return of the Dow Jones Industrial Average and the Russell 2000 Index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2003 and its relative performance is tracked through December 31, 2008.

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6.	Selected Financial Data

The data set forth below should be read in conjunction with “Part I. Preliminary Notes-Presentation of Financial, Market and Legal Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

The results for 2007 include a $2.3 million ($0.7 million, net of tax) discontinued operations gain for purchase price adjustments related to our cathodes sale that occurred in December 2006. The results for 2007 also include a $1.5 million overstatement of income tax expense from continuing operations related to the correction of our invalid “check the box” tax election made for our Swiss entity in 2004. Please refer to the “Quarterly Selected Financial Data” in this Item for further details of the prior period errors.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$742,255	$773,028	$855,433	$1,004,818	$1,190,238
Income (loss) from continuing operations (a)	17,451	(120,541)	42,400	156,133	210,315
Basic earnings per common share:
Income (loss) from continuing operations	$0.18	$(1.23)	$0.43	$1.55	$1.89
Income (loss) from discontinued operations (b)	—	(0.05)	0.50	(0.02)	—

Net income (loss)	$0.18	$(1.28)	$0.93	$1.53	$1.89

Weighted average common shares outstanding (in thousands)	96,548	97,689	97,965	100,468	111,447

Diluted earnings per common share:
Income (loss) from continuing operations	$0.17	$(1.23)	$0.43	$1.39	$1.79
Income (loss) from discontinued operations (b)	—	(0.05)	0.43	(0.02)	—

Net income (loss)	$0.17	$(1.28)	$0.86	$1.37	$1.79

Weighted average common shares outstanding (in thousands)	98,149	97,689	112,152	116,343	119,039

Balance sheet data (at period end):
Total assets	$1,067,818	$886,820	$906,201	$866,701	$943,129
Other long-term obligations (c)	149,462	107,704	103,408	94,010	118,272
Total long-term debt	671,446	703,743	665,400	426,136	50,557
Other financial data:
Net cash provided by (used in) operating activities	$(132,266)	$7,989	$64,181	$130,772	$248,636
Net cash provided by (used in) investing activities	(56,310)	(60,381)	118,538	(26,525)	(209,858)
Net cash provided by (used in) financing activities	176,606	36,184	(39,568)	(199,726)	(80,215)

(a)

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

For 2006, includes a restructuring charge of $10.0 million, pertaining primarily to charges associated with the rationalization of our graphite electrode facilities, including those in France and the United States, a $1.8 million charge associated with the closure of our graphite electrodes manufacturing operations in Caserta, Italy, a $1.4 million charge primarily associated with the relocation of our corporate headquarters from Wilmington, Delaware to Parma, Ohio and a $2.7 million charge associated with severance and other costs related to the shutdown of our carbon electrode production operations in Columbia, Tennessee.

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

For 2007, we incurred a $4.4 million charge related to the settlement of our pension obligations in South Africa.

For 2008, includes a $6.8 million loss on extinguishment of debt for the Senior Notes. Also includes a $9.0 million charge related to the Make-Whole provision in connection with the conversion of the Debentures.

For 2008, we incurred a $36.2 million write down, net of our equity in earnings, related to our investment in a non-consolidated affiliate.

For 2008, includes a charge related to our incentive compensation program amounting to $22.1 million.

(b)	Income (loss) from discontinued operations is comprised of the cathode business.

(c)

Represents liabilities in connection with antitrust investigations and related lawsuits and claims, pension and post-retirement benefits and related costs and miscellaneous other long-term obligations.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2008
Net sales	$290,002	$319,538	$315,748	$264,950
Gross profit	108,101	114,350	113,953	97,381
Income from continuing operations (a)	38,648	53,692	83,400	34,575
Basic earnings per common share	$0.38	$0.51	$0.70	$0.29
Diluted earnings per common share	$0.34	$0.46	$0.70	$0.29

2007
Net sales	$228,231	$255,889	$251,268	$269,430
Gross profit	75,288	92,700	78,541	80,782
Income (loss) from continuing operations (a)	18,444	64,970	33,433	39,286
Income (loss) from discontinued operations	(3,117)	—	—	685
Basic earnings per common share:
Income (loss) per share from continuing operations	$0.19	$0.65	$0.33	$0.38
Income (loss) per share from discontinued operations	(0.03)	—	—	0.01
Diluted earnings per common share:
Income (loss) per share from continuing operations	$0.18	$0.57	$0.30	$0.34
Income (loss) per share from discontinued operations	(0.03)	—	—	0.01

(a)	The 2008 first quarter includes a $4.7 million loss on the extinguishment of Senior Notes.

The 2008 second quarter includes a $9.0 million charge for the make-whole payment made in connection with the conversion of the Debentures.

The 2008 third quarter includes a $2.0 million loss on the extinguishment of Senior Notes.

The 2008 fourth quarter includes a $36.2 million write down, net of our equity in earnings, related to our investment in a non-consolidated affiliate. Also includes a $2.1 million increase to our severance reserve.

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

We have determined that the impact of these items was not material to any of the quarterly or annual periods affected.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

We have four major product categories: graphite electrodes, refractory products, advanced graphite materials, and natural graphite products.

Reportable Segments. Our businesses are reported in the following categories:

•	Industrial materials, which consists of graphite electrodes and refractory products.

•	Engineered solutions, which includes advanced graphite materials and natural graphite products.

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

2006 and 2007. Overall, global and regional economic conditions remained relatively stable in 2006 and 2007. We estimate that worldwide steel production was about 1.24 billion metric tons in 2006 and 1.325 billion metric tons in 2007, about a 10% and 7% increase, respectively, over the prior year. In 2006, China’s production grew almost 20% and represented the single largest contributor to the growth in global steel demand. Chinese steel production was approximately 88% basic oxygen furnace related for 2006. However, China also was the growth leader for new EAF steel production. Overall, EAF steel production capacity grew, primarily driven by new EAF furnaces in China, and to a lesser extent, in Russia, the Middle East and North America. In 2007, China’s production grew almost 16% and represented the single largest contributor to the growth in global steel demand. Chinese steel production was 87% basic oxygen furnace related in 2007. China remained the growth leader for new EAF steel production. Overall, EAF steel production capacity continued to grow in 2007, primarily driven by new EAF furnaces in China, and to a lesser extent, in Russia, the Middle East and North America. This contributed to a more favorable global pricing environment in 2007.

Demand for our engineered solutions products increased significantly in 2006 and 2007, as compared to prior years. The increases were mainly in the energy related markets, including solar, oil and gas exploration, transportation industries and markets for our natural graphite products.

2008. Global and regional economic conditions remained relatively stable in the first half of 2008. In September 2008 it became apparent that the global economy was entering into difficult times due to the financial industry crisis. Credit markets became frozen, liquidity diminished, business activity slowed at an extreme pace leading the global economy into its worst crisis in 60 years.

Due to the negative global economic situation and falling steel demand from key steel end-markets (automotive, construction, and appliances), a significant number of global steel producers reduced their operating rates in the fourth quarter.

Based on preliminary figures, worldwide steel production was about 1.304 billion metric tons in 2008, about a 1.6% decrease as compared to 2007. China’s steel production grew at a much lower rate than in recent years due to a slowdown in economic growth and falling steel demand. In 2008, China’s steel production grew by about 1.5%, a significant decline compared to China’s recent double-digit annual growth rates. Steel production in the rest of the world declined by 3.5% in 2008.

The percent of EAF to total steel production remained at approximately 31% in 2008. EAF steel production was estimated to have been 405 million metric tons in 2008, about a 2% decrease compared to 2007. For the first nine months of the year, EAF production grew by over 3%, however, EAF production experienced a decline of 18% in the fourth quarter. China’s EAF steel production increased 2% compared to the prior year. The rest of the world’s EAF production declined by 3%, as a result of lower operating rates in the fourth quarter.

Demand for our engineered solutions segment increased in 2008 as compared to 2007. The increases were mainly in the energy related markets, including solar, oil and gas exploration, transportation industries, and ETM markets.

Outlook. Consensus among economists is that the global economic crisis is deepening, with slowdowns in major advanced economies now spreading into major emerging markets. A decline in growth rates is expected for advanced economies such as the United States and Europe. While in emerging countries such as China, India, and Brazil, economists expect very low growth compared with recent historical trends.

The challenging environment of the fourth quarter for our Industrial Materials business segment continues and we expect a similar scenario for at least the first half of 2009.

It is expected due to the financial crisis and global economic slowdown that much of the new EAF capacity projected to be started or completed in the 2009-2011 timeframe will be postponed. Longer term, it is expected that EAF will continue to grow as a percent of total steel driven primarily by new EAF furnaces in China, Russia, the Middle East and North America.

Because our engineered solutions business crosses many markets, the negative global economy will impact each market in varying degrees. However, we believe our engineered solutions products will be faced with reduced demand in 2009.

Economic conditions and the market environment continue to be extremely volatile and uncertain. As a result, we are not able to predict at this time an outlook for the full year 2009. However, we do expect:

•	Capital expenditures to be approximately $55 million

•	Depreciation expense to be approximately $35 million

Our outlook could be significantly impacted by, among other things, factors described under “Item 1A – Risk Factors” and “Item 1A – Forward Looking Statements” in this Report.

FINANCING TRANSACTIONS

On February 8, 2005, we completed a substantial amendment and restatement of the Credit Agreement to effect a refinancing of the Revolving Facility. We believe the refinancing enhanced liquidity. The Revolving Facility now provides for loans and letters of credit in a maximum amount outstanding at any time of up to $215.0 million and matures in July 2010. We have approximately $100 million of working capital liquidity available to use through our factoring and supply chain arrangements currently in place.

During 2008, we redeemed $180.0 million of the outstanding principal amount of the 10  1/4% Senior Notes due 2012, at 103.417% of the principal amount, plus accrued interest. During 2008, we also converted to equity the $225.0 million principal amount of our 1 5/8% Convertible Senior Debentures for 13,559,629 shares of our common stock and $9.2 million in cash, $9.0 million of which represented the present value of all remaining scheduled interest payments from the date of conversion until January 15, 2011.

During 2008, we entered into a supply chain financing arrangement, as discussed in more detail under “Liquidity and Capital Resources,” below. During 2008, we purchased approximately $60.4 million of inventory under this arrangement.

During 2008, we sold $150.0 million of receivables at a cost lower than the cost to borrow a comparable amount for a comparable period under the Revolving Facility. See “Liquidity and Capital Resources” below for further discussion.

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

REALIZABILITY OF NET DEFERRED TAX ASSETS AND VALUATION ALLOWANCES

At December 31, 2008 we had $146.4 million of gross deferred income tax assets, of which $42.9 million required a valuation allowance. In addition, we had $123.4 million of gross deferred income tax liabilities. Our valuation allowance means that we do not believe that these assets are more likely than not to be realized. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, income tax benefits in each current period will be fully reserved.

Our valuation allowance does not affect our ability and intent to utilize the deferred income tax assets as we generate sufficient future profitability. We are executing current strategies and developing future strategies, to improve sales, reduce costs and improve our capital structure in order to improve U.S. taxable income of the appropriate character to a level sufficient to fully realize these benefits in future years. The current U.S. tax attributes, if utilized, will allow us to significantly reduce our cash tax obligations in the U.S.

CUSTOMER BASE

We are a global company and serve all major geographic markets. Sales of our products to customers outside the U.S. accounted for about 77% of our net sales in 2006, 83% of our net sales in 2007, and 85% of our net sales in 2008. In 2008, seven of our ten largest customers were based in Europe, one in India, one in South America and one in the Middle East.

In 2008, our ten largest customers were purchasers of industrial materials products. No single customer or group of affiliated customers accounted for more than 10% of our net sales in 2008.

RESULTS OF OPERATIONS

Financial information discussed below excludes our cathodes business that was sold in December 2006 and has been accounted for as discontinued operations.

2007 Compared to 2006.

Consolidated. Net sales of $1,004.8 million in 2007 represented a $149.4 million or 17.5% increase from net sales of $855.4 million in 2006. Net sales for our industrial materials segment increased $136.0 million, or 18.8%, primarily due to favorable price/mix increases and favorable currency impacts in 2007 compared to 2006. Engineered solutions net sales increased $13.4 million, or 10.3%, due to price/mix increases and favorable currency impacts in 2007 compared to 2006.

Cost of sales of $677.5 million in 2007 represented a $61.9 million, or 10.1%, increase from cost of sales of $615.6 million in 2006. Cost of sales increased due to higher sales volumes, higher raw material and operating costs, and unfavorable currency impacts. These increases were offset by a decrease due to reduced period costs associated with the exit of the carbon electrode business and productivity savings realized from the sale of our Vyazma, Russia facility.

Gross profit of $327.3 million in 2007 represented an $87.5 million, or 36.5%, increase from gross profit of $239.8 million in 2006. Gross margin increased to 32.6% of net sales in 2007 from 28.0% of net sales in 2006.

Research and development expenses decreased $2.0 million, or 18.9%, from $10.6 million in 2006 to $8.6 million in 2007, with the decrease primarily due to salary reductions related to administration and support for our research and development function.

Selling and administrative expenses decreased $9.8 million, or 9.6%, from $101.9 million in 2006 to $92.1 million in 2007. The decrease was due to a $3.2 million decrease in selling expenses, a $5.7 million decrease in administrative expenses, and a $0.9 million decrease in other overhead. These decreases in selling expenses were caused by decreased traveling and discretionary expenses as a result of our global cost-cutting initiative. Administrative expenses and other overhead also decreased due to this initiative and also due to cost savings realized by insourcing our accounting function in Parma, Ohio.

Beginning in 1997, the United States Department of Justice (“DOJ”) and certain foreign antitrust authorities commenced investigations into alleged violations of the antitrust laws in connection with the sale of graphite electrodes. These antitrust investigations and related lawsuits and claims have been resolved. Several of the investigations resulted in the imposition of fines against us which have been timely paid. In January 2007, we paid the last scheduled installment of the fine imposed by the DOJ.

Other income was $13.4 million in 2007 compared to $10.3 million in 2006. This increase was caused primarily by an increase in the gain on sale of assets. The gain on sale of assets increased by $20.3 million in 2007, caused primarily by the gain on the sale of our Caserta, Italy facility of $23.7 million and the $1.3 million gain from the sale of our Vyazma, Russia facility. This was offset by a $13.0 million charge incurred in 2007 related to the buy back of our Senior Notes. Currency fluctuations and intercompany loan translation provided income of $8.3 million in 2006, compared to $0.3 million in 2007, driven mainly by fluctuations in the Euro. In 2006, we received a $1.5 million benefit related to our Brazilian sales tax provision which did not recur in 2007 and legal, environmental and other expenses decreased $0.7 million year over year. During 2007, we also had income of $1.2 million received from the sale of litigation rights, and income of $0.6 million from the sale of investments. Expenses related to other items decreased an additional $2.8 million.

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

The components of the balance at December 31, 2007 consisted primarily of:

Industrial Materials:

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

Subsequent to December 31, 2007, the 2004 “check the box” election that was made for our Swiss subsidiary was determined to be invalid. Our South Africa, U.K. and French subsidiaries remain “check the box” entities. However, the earnings of all of these subsidiaries from 2004-2007 are still considered to be repatriated to the U.S. under the principles of APB 23. We have established a deferred tax liability of $41.7 million associated with this repatriation. Foreign tax credit carryforwards and related valuation allowances were adjusted by a corresponding net amount, resulting in no overall federal impact. As of December 31, 2007, net U.S. deferred tax assets decreased by a cumulative $1.5 million as a result of this event, and are not significant to our overall financial position. The $1.5 million relates to a deferred tax asset for our state net operating loss carryforwards which decreased as a result of our post-event assessment of the likelihood that such deferred tax asset would be realized.

As a result of the matters described above, net income was $153.7 million in 2007, compared to $91.3 million in 2006.

Segment net sales. The following table represents our net sales by segment for the years ended December 31, 2006 and 2007:

	For the Year Ended December 31,
	2006	2007
	(Dollars in thousands)
Industrial materials	$725,202	$861,192
Engineered solutions	130,231	143,626

Total net sales	$855,433	$1,004,818

Our analysis of the percentage change in net sales for industrial materials and engineered solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial materials	0%	15%	4%	19%
Engineered solutions	2%	5%	3%	10%

Net sales for the industrial materials segment increased primarily due to favorable price/mix increases, and favorable currency impacts in 2007 compared to 2006. Volume increases in this segment for graphite electrodes and refractory products were offset by a decrease in volumes for carbon electrodes due to the exiting of this business in 2007. Engineered solutions net sales increased based on price/mix increases and favorable currency impacts during the year, coupled with increased volumes for our natural graphite products.

Segment operating net income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the years ended December 31, 2006 and 2007:

	For the Year Ended December 31,
	2006	2007
	(Dollars in thousands)
Industrial materials	$104,766	$212,363
Engineered solutions	2,189	12,896

Total segment operating income	$106,955	$225,259

Our analysis of the percentage change in segment operating expenses, including restructuring and impairment charges for industrial materials and engineered solutions is set forth in the following table:

	Operating Expenses
	2006	2007	Change
	(Percentage of sales)
Industrial materials	86%	75%	(11%)
Engineered solutions	98%	91%	(7%)

Segment operating expenses as a percentage of sales for industrial materials decreased 11% points to 75% in 2007. However, total operating expenses for 2007 increased $28.4 million compared to 2006, due primarily as a result of increased raw material costs of $51.8 million, related to our graphite electrode products, and unfavorable currency impacts of $22.5 million, caused primarily by the strengthening Euro. Volume increases for our refractory products drove a $9.0 million increase in operating expenses. These increases were partially offset by a $28.4 million decrease in operating expenses due to the exiting the carbon electrode business in 2007, a $13.5 decrease in restructuring and impairment charges, and a $13.0 million decrease in selling, general and administrative expenses and other production costs, including corporate expenses, due to the continued application of our global cost-cutting initiative.

Segment operating expenses as a percentage of sales for engineered solutions decreased 7% points to 91% in 2007. However, total operating costs of $130.7 million in 2007 increased $2.7 million from operating costs of $128.0 in 2006. This increase was due to a $2.8 million unfavorable currency impact, caused by the strengthening Euro, and a $1.9 million charge related to inventory revaluations. Selling, general, and administrative cost, including corporate expenses, and other production costs decreased $0.6 million in 2007 compared to 2006 due to the continued application of our global cost-cutting initiative. Further, restructuring and impairment charges decreased by $1.4 million from 2006.

2008 Compared to 2007.

Consolidated. Net sales of $1,190.2 million in 2008 represented a $185.4 million or 18.5% increase from net sales of $1,004.8 million in 2007. Net sales for our industrial materials segment increased $147.6 million, or 17.1%, primarily due to favorable price/mix increases in 2008 compared to 2007. Volumes for this segment decreased slightly in 2008 compared to 2007 as cut backs in steel production in the third and fourth quarter reduced demand for our products from steel makers, who are our primary customers in this segment. This decreased demand in the second half of the year offset the favorable demand that was seen in the first half of the year. Engineered solutions net sales increased $37.9 million, or 26.4%, due to price/mix increases, favorable volumes, and favorable currency impacts in 2008 compared to 2007. Sales for our ETM products and sales to the solar industry were particularly strong in 2008 compared to 2007.

Cost of sales of $756.5 million in 2008 represented a $79.0 million, or 11.7%, increase from cost of sales of $677.5 million in 2007. Cost of sales increased primarily due to higher raw materials costs in our industrial materials segment, and increased production costs related to higher sales volumes in our engineered solutions segment. These increases were offset by a decrease due to reduced period costs associated with the exit of the carbon electrode business and a decrease in volumes for our graphite electrode products.

Gross profit of $433.8 million in 2008 represented a $106.5 million, or 32.5%, increase from gross profit of $327.3 million in 2007. Gross margin increased to 36.4% of net sales in 2008 from 32.6% of net sales in 2007.

In 2008, we recorded a $36.2 million write down, net of our equity in earnings, related to our investment in a non-consolidated affiliate.

Research and development expenses increased by $0.4 million to $9.0 million in 2008 due to increased employee compensation costs.

Selling and administrative expenses increased $3.7 million, or 4.0%, from $92.1 million in 2007 to $95.8 million in 2008. This increase was driven by an increase in bad debt expense of $2.5 million during the year and $1.9 million of increased severance costs. These increases were offset by savings realized from our global cost savings initiatives.

Other expense was $15.6 million in 2008, compared to income of $13.4 million in 2007. Excluding gains from the sales of assets in 2007, which primarily related to the sale of our Caserta, Italy facility, other expense in 2007 was $12.5 million. During 2008, we had a $9.0 million expense for the make-whole payment made in connection with the conversion of our Debentures. As a result of factoring a higher number of receivables in 2008, the loss on the sale of accounts receivable increased by $0.5 million in 2008 compared to 2007. During 2007, we sold certain litigation rights and investments which resulted in income of $1.7 million which did not recur in 2008. These items were offset slightly by a $6.3 million decrease in the loss on extinguishment of debt in 2008, and a $1.9 million favorable currency impact year over year.

In 2007, we recorded a net restructuring charge of $1.4 million, comprised primarily of a $0.7 million charge associated with the phase out of our graphite electrode machining and warehousing operations in Clarksville, Tennessee and a $0.5 million associated with changes in estimates related to the timing and amounts of severance and related payments to certain employees in Caserta, Italy.

In 2008, we recorded a net restructuring charge of $0.4 million related to severance and related costs associated with our Switzerland facility.

The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets. The following table summarizes activity relating to the accrual:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2007	$7,415	$458	$7,873

Restructuring charges	1,018	534	1,552
Change in estimates	26	(209)	(183)
Payments and settlements	(6,288)	(596)	(6,884)
Effect of change in currency exchange rates	222	50	272

Balance at December 31, 2007	$2,393	$237	$2,630

Restructuring charges	348	—	348
Change in estimates	1	—	1
Payments and settlements	(699)	(223)	(922)
Effect of change in currency exchange rates	(91)	14	(77)

Balance at December 31, 2008	$1,952	$28	$1,980

The components of the balance at December 31, 2008 consisted of:

Industrial Materials Segment

•	$0.6 million related to the rationalization of our graphite electrode facilities in France; and

•	$1.4 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.

Interest expense is set forth in the following table:

	For the Year Ended December 31,
	2007	2008
	(Dollars in thousands)
Interest incurred on debt	$32,394	$12,502
Amortization of fair value adjustments for terminated hedge instruments	(605)	(156)
Amortization of debt issuance costs	3,222	2,035
Interest on DOJ antitrust fine	5	—
Amortization of premium on Senior Notes	(116)	(32)
Amortization of discount on Debentures	670	320
Interest incurred on other items	379	724

Total interest expense	$35,949	$15,393

Average total debt outstanding (long-term debt and the outstanding Revolver) was approximately $505.2 million in 2007 as compared to $231.3 million in 2008. The average annual interest rate for these instruments, excluding amortization of issuance costs and other similar non-cash charges, was 6.3% in 2007 as compared to 5.1% in 2008. This rate decrease is a result of the reduced outstanding balance of the Senior Notes in 2008, offset slightly by an increase in the Revolver draws during 2008.

Provision for income taxes was $52.2 million in 2008 as compared to $48.3 million in 2007. The income tax rate was 19.9% in 2008 compared to 23.6% in 2007. The lower effective income tax rate is primarily due to shift of income in lower tax jurisdictions, as well as to changes in the utilization of attributes and related valuation allowances.

As a result of the matters described above, net income was $210.3 million in 2008, compared to $153.7 million in 2007.

Segment net sales. The following table represents our net sales by segment for the years ended December 31, 2007 and 2008:

	For the Year Ended December 31,
	2007	2008
	(Dollars in thousands)
Industrial materials	$861,192	$1,008,778
Engineered solutions	143,626	181,460

Total net sales	$1,004,818	$1,190,238

Our analysis of the percentage change in net sales for industrial materials and engineered solutions is set forth in the following table:

	Volume	Price/ Mix	Currency	Net Change
Industrial materials	(1)%	15%	3%	17%
Engineered solutions	8%	16%	2%	26%

Net sales for the industrial materials segment increased primarily due to favorable price/mix increases, and favorable currency impacts in 2008 compared to 2007. Volume decreased in this segment as steel producers began to scale back production during the second half of 2008, as well as a decrease in volumes for carbon electrodes due to the exiting of this business in 2007. Engineered solutions net sales increased based on price/mix increases and favorable currency impacts during the year, coupled with increased volumes for our natural graphite products.

Segment operating net income. Corporate expenses are allocated to segments based on each segment’s percentage of consolidated sales. The following table represents our operating income by segment for the years ended December 31, 2007 and 2008:

	For the Year Ended December 31,
	2007	2008
	(Dollars in thousands)
Industrial materials	$212,363	$287,466
Engineered solutions	12,896	41,227

Total segment operating income	$225,259	$328,693

Our analysis of the percentage change in segment operating expenses, including restructuring and impairment charges for industrial materials and engineered solutions is set forth in the following table:

	Operating Expenses
	2007	2008	Change
	(Percentage of sales)
Industrial materials	75%	72%	(3%)
Engineered solutions	91%	77%	(14%)

Segment operating expenses as a percentage of sales for industrial materials decreased 3% points to 72% in 2008. However, total operating expenses on an absolute basis increased $72.5 million compared to 2007. This increase was the result of higher raw material costs of $90.0 million, related to our graphite electrode products, offset by volume decreases which had a favorable impact on operating income of $17.7 million. $6.9 million of this volume decrease was related to our carbon electrodes business, which we completely exited during 2007. Other operating expenses for the segment increased by $0.2 million in 2008 compared to 2007, due to increases in selling and allocated corporate expenses, which were offset by lower employee incentive plan costs and lower restructuring charges in 2008.

Segment operating expenses as a percentage of sales for engineered solutions decreased 14% points to 77% in 2008. However, total operating costs of $140.2 million in 2008 increased $9.5 million from operating costs of $130.7 in 2007. This increase was due to a $2.1 million unfavorable currency impact, caused by the strengthening US dollar year over year, a $1.6 million increase related to sales volumes, $6.9 million of higher production costs as a result of increased raw material costs. Selling, general, and administrative cost, including corporate expenses, and other production costs decreased $1.1 million in 2008 compared to 2007 due to the continued application of our global cost-cutting initiative.

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

CURRENCY TRANSLATION AND TRANSACTIONS

We translate the assets and liabilities of our non-U.S. subsidiaries into U.S. dollars for consolidation and reporting purposes in accordance with SFAS No. 52, Foreign Currency Translation. Foreign currency translation adjustments are generally recorded as part of stockholders’ equity and identified as part of accumulated other comprehensive loss on the Consolidated Balance Sheets until such time as their operations are sold or substantially or completely liquidated.

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

During 2006, the average exchange rate of the Brazilian real increased about 11% when compared to the average exchange rate for 2005. The Euro and the Mexican peso did not fluctuate materially, and the South African rand decreased about 6% when compared to the average exchange rate for 2005. During 2007, the average exchange rate of the Brazilian real and the Euro increased about 12% and 9% respectively, when compared to the average exchange rate for 2006, the South African rand decreased about 5%, and the Mexican peso did not fluctuate materially. During 2008, the average exchange rate for the Brazilian real and the Euro increased about 8% and 7%, respectively, when compared to the average exchange rate for 2007. During 2008, the South African rand decreased about 14%, and the Mexican peso decreased about 1% compared to the 2007 rates.

In the case of net sales of industrial materials, the impact of these events was an increase of about $0.5 million in 2006, an increase of $25.6 million in 2007 and an increase of $22.6 million in 2008. In the case of cost of industrial materials, the impact of these events was an increase of about $1.5 million in 2006, an increase of $22.5 million in 2007 and an increase of $9.7 million in 2008.

We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2008 and 2007, the aggregate principal amount of these loans was $558.4 million and $493.5 million, respectively. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The remaining loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other (income) expense, net, on the Consolidated Statements of Operations. In 2006, 2007, and 2008, we had a net total of $8.3 million, $0.3 million, and $2.2 million, respectively, of currency gains, due to the remeasurement of inter-company loans and the effect of transaction gains and losses related to foreign subsidiaries which use the dollar as their functional currency. We have in the past and may in the future use various financial instruments to manage certain exposures to specific financial market risks caused by changes in currency exchange rates, as described under “Item 7A–Quantitative and Qualitative Disclosures about Market Risks.”

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

Our sources of funds have consisted principally of cash flow from operations and debt and equity financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, our equity investment in a non-consolidated affiliate, payment of restructuring costs, pension and post-retirement contributions, debt reduction payments and other obligations. As of December 31, 2008, we have several future obligations accrued that will utilize a material amount of such funds. These obligations include our employee incentive compensation payout of approximately $22.1 million, which will be paid during the second quarter of 2009. A portion of this payout may be made in common stock. We also plan to contribute $5.3 million to our pension plans during 2009.

At December 31, 2008, we had total long-term debt of $50.6 million, cash and cash equivalents of $11.7 million and a stockholders’ equity of $504.6 million.

As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses. During 2007 and 2008, certain subsidiaries sold receivables totaling $50.5 million and $150.0 million, respectively, at a cost lower than the cost to borrow a comparable amount for a comparable period under the Revolving Facility. Proceeds of the sale of receivables were used to reduce debt and fund operations. If we had not sold such receivables, our accounts receivable would have been about $0.3 million higher at December 31, 2007 and $25.4 million higher at December 31, 2008. All such receivables sold during 2007 and 2008 were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheet at December 31, 2008.

Lower sales volumes for our products and reduced credit quality of our customers may limit the amount of receivables that we sell in the future. We expect a negative cash impact of approximately $10 million as we sell fewer receivables during the first half of 2009. Our current receivable sales facility automatically renews for one year periods on June 30, 2009 and each year thereafter unless a termination notice is sent by either party 30 days prior to this date.

During 2008, we entered into a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assigned our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment for this needle coke will include a mark up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. At December 31, 2008, we have purchased approximately $60.4 million of inventory under this arrangement. In connection with these purchases, we have incurred a Mark-Up of approximately $0.4 million.

In the future, particularly in the first half of 2009, we may not be able to utilize this financing arrangement to the full extent allowed under the agreement as lower demand for our products may diminish our need for needle coke. We expect a negative cash impact of approximately $40 million in the first half of 2009 related to the lower utilization of this facility. This agreement is subject to termination 90 days after notice is sent by either party.

For 2009, we expect to spend approximately $55 million on capital expenditures, of which approximately $22 million relates to carryover costs from projects that commenced in prior years. The balance of our planned capital expenditures relates primarily to maintenance and repair of production equipment. Due to the global economic conditions, we have reduced our planned capital expenditures to lower levels than in prior years.

In the event that operating cash flow, the sales of receivables and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, any such shortfall would be made up by increased borrowings under our Revolving Facility.

We use cash and cash equivalents, cash flow from operations, funds from receivable and payable factoring arrangements and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured, and provides for maximum borrowings of up to $215.0 million and, subject to certain conditions (including a maximum senior secured leverage ratio test), an accordion feature that permits GrafTech Finance to establish additional credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $425 million. The Revolving Facility matures in July 2010. Eleven banks are participants in our credit facility. All of these eleven banks currently have S&P ratings of A- or better. Based on these ratings, we do not foresee a significant risk that our availability under this facility may be reduced in the future.

At December 31, 2008, $30.0 million was drawn from the facility, and $168.1 million was available (after consideration of outstanding revolving and swingline loans of $6.7 million and letters of credit of $10.2 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

We also have approximately $100 million of working capital liquidity available to us through our factoring and supply chain financing arrangements currently in place.

As of December 31, 2008, we had a corporate S&P rating of BB- and a Moody’s rating of BA2. Based on our current business plan, we do not believe that it is likely that this credit rating will be downgraded during 2009. However, continued deterioration of the current economic environment, the termination of our accounts receivable factoring program or the termination of our supply chain financing agreement may result in higher borrowings on our Revolving Facility, which could negatively impact our rating.

At December 31, 2008, we were in compliance with all financial and other covenants contained in the Senior Notes and the Revolving Facility, as applicable. These covenants include maintaining an interest coverage ratio of at least 1.75 and a maximum senior secured leverage ratio of 2.25 based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants over the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At December 31, 2008, approximately 40% of our debt consists of fixed rate obligations.

At December 31, 2008, the Revolving Facility had an effective interest rate of 2.9% and our $19.9 million principal amount of Senior Notes had a fixed rate of 10.25%.

Long-Term Contractual, Commercial and Other Obligations and Commitments. The following tables summarize our long-term contractual obligations and other commercial commitments at December 31, 2008.

	Payment Due By Period
	Total	Year Ending December 2009	Two Years Ending December 2011	Two Years Ending December 2013	Years Ending After December 2013
	(Dollars in thousands)
Contractual and Other Obligations
Long-term debt	$21,361	$1,015	$167	$20,116	$63
Operating leases	7,238	2,394	3,349	1,495	—
Purchase obligations (a)	23,537	18,036	5,501	—	—

Total contractual obligations	52,136	21,445	9,017	21,611	63
Postretirement, pension and related benefits (b)	82,108	8,161	7,394	7,394	59,159
Interest (c)	7,175	2,050	4,100	1,025	—
Other long-term obligations	26,499	3,935	9,602	1,403	11,559
Uncertain income tax provisions	10,797	6,070	4,598	113	16

Total contractual and other obligations (a)(b)(c)	$178,715	$41,661	$34,711	$31,546	$70,797

Other Commercial Commitments
Lines of credit (d)	$—	$—	$—	$—	$—
Letters of credit	16,824	16,824	—	—	—
Guarantees	1,987	1,186	199	6	596

Total other commercial commitments	$18,811	$18,010	$199	$6	$596

(a)

Effective April 2001, we entered into a ten-year service contract with CGI Group Inc. (“CGI”) valued at that time at $75 million ($7.9 million at December 31, 2008.) Pursuant to this contract, CGI became the delivery arm for our global information services. Under the outsourcing provisions of this contract, CGI managed our data center services, networks, desktops / laptops and legacy systems. This contract was amended to reduce the scope of CGI’s management of our data center services, networks, desktops and telecommunications. We are dependent on CGI for these services. A failure by CGI to provide any of these services to us in a timely manner could have an adverse effect on our results of operations.

(b)	Represents estimated postretirement, pension and related benefits obligations based on actuarial calculations.

(c)	Excludes the accounting for deferred financing costs or gains on the sale of hedge instruments. Payments assume Senior Notes, with a fixed rate of interest of 10.25%, mature on February 15, 2012.

(d)

Local lines of credit are established by our foreign subsidiaries for working capital purposes and are not part of the Revolving Facility. The total amount available under these lines of credit amounted to $23.6 million at December 31, 2008.

Cash Flow and Plans to Manage Liquidity. Our business strategies include efforts to enhance our capital structure by further reducing our gross obligations. Further, we have placed a high priority on accelerating the amount and speed of cash generated every day. Our efforts include leveraging our global manufacturing network by driving higher utilization rates and more productivity from our existing assets, accelerating commercialization initiatives across all of our businesses and realizing other global efficiencies. In addition, we may continue to exchange or repurchase Senior Notes as described below.

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, and other factors.

In 2006, 2007 and 2008, we had positive cash flow from operations primarily from improved operating results.

We expect 2009 cash flow from operations to be positively impacted by reduced cash interest payments of about $14 million related to our reduced Senior Note and Debenture obligations, lower inventory and accounts receivable balances, and decreases in cash outlays for restructuring activities. We expect our cash flow from operations to be negatively impacted by lower sales, increased interest expense related to higher Revolving Facility draws, higher raw material prices, the payment of certain international deferred taxes, and planned pension and post retirement contributions.

Our debt and other obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations, including our incentive compensation program payout in the second quarter of 2009, thereby reducing funds available to us for other purposes. Although our current debt level is at a low level, continued or further downturns in the global economy may require increased borrowings under our Revolving Facility, particularly if our accounts receivable and supply chain financing arrangements are terminated. Such downturns could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.

Based on expected operating results and expected cash flows, we expect to be in compliance with financial covenants in 2009.

In order to seek to minimize our credit risks, we reduced our sales of, or refused to sell (except for cash on delivery), our products to some customers and potential customers. In the current economic environment, our customers may experience liquidity shortages or difficulties in obtaining credit, including letters of credit. Our unrecovered trade receivables worldwide have not been material during the last 3 years individually or in the aggregate. We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future. In addition, we have historically factored a portion of our accounts receivable and used the proceeds to reduce debt. Our ability to factor accounts receivable in the future may be limited by lower receivables balances as a result of decreased sales or by reduced credit ratings of customers.

We may continue from time to time and at any time to redeem or to repurchase Senior Notes in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. During 2008, we redeemed a total of $180 million of our Senior Notes. These purchases were, and any future purchases may be, effected for cash (from cash and cash equivalents, borrowings under the Revolving Facility or new credit facilities, or proceeds from sale of debt or equity securities or assets), in exchange for common stock or other equity or debt securities, or a combination thereof. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets. Any such transactions may, individually or in the aggregate, be material.

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

Related Party Transactions. Since January 1, 2006, we have not engaged in or been a party to any material transactions with affiliates or related parties other than transactions with our current or former subsidiaries (including Carbone Savoie and AET) and compensatory transactions with directors and officers (including employee benefits, stock option and restricted stock grants, compensation deferral, executive employee loans and stock purchases).

Off-Balance Sheet Arrangements and Commitments. Since January 1, 2006, we have not undertaken or been a party to any material off-balance-sheet financing arrangements or other commitments (including non-exchange traded contracts), other than:

•	Natural gas and foreign exchange contracts.

•

Commitments under non-cancelable operating leases that, at December 31, 2007, totaled no more than $2.1 million in each year and about $8.7 million in the aggregate, and at December 31, 2008, totaled no more than $2.4 million in each year and about $7.2 million in the aggregate.

•

Minimum required purchase commitments under our information technology outsourcing services agreement with CGI described above that, at December 31, 2007, totaled no more than $4.4 million in each year and about $14.4 million in the aggregate, and at December 31, 2008 totaled no more than $3.8 million in each year and about $7.9 million in the aggregate.

•	Factoring accounts receivable and supply chain financing as described above.

We are not affiliated with or related to any special purpose entity other than GrafTech Finance, our wholly-owned and consolidated finance subsidiary.

Cash Flows.

Cash Flow Provided by Operating Activities. Cash flow provided by operating activities was $64.2 million in 2006. Net income after adding back the net effect of non-cash items, amounted to $98.1 million. Such income was used in operating activities primarily as follows: a decrease in accounts and notes receivable, including the effects of factoring, of $5.7 million, an increase in accounts payable and accruals of $14.8 million, an increase in inventory of $5.9 million, and an increase in prepaid expenses and other assets of $0.4 million.

Other uses in 2006 consisted of $23.3 million of payments for antitrust investigations and related lawsuits and claims and $14.8 million of restructuring costs related to severance and related payments.

Cash flow provided by operating activities was $130.8 million in 2007. Net income after adding back the net effect of non-cash items, amounted to $184.8 million, including the loss from discontinued operations of $2.4 million. The non-cash items consisted of depreciation and amortization of $39.0 million, $4.2 million of deferred income taxes, $1.4 million of restructuring charges, a $29.9 million gain on the sale of assets, primarily due to the sale of our Caserta, Italy and Vyazma, Russia facilities, $3.3 million of interest expense, $4.5 million of stock-based compensation, $3.6 million of currency losses, and $2.4 million of other charges.

Such income was used in operating activities primarily as follows: a decrease in accounts and notes receivable, including the effects of factoring, of $16.6 million, a decrease in accounts payable and accruals of $4.9 million and a decrease in interest payable of $9.2 million associated with our lower debt levels and an increase in inventory of $27.3 million.

Other uses in 2007 consisted of $5.4 million for our final payment for the antitrust investigation and related lawsuits and claims, which was paid in January 2007, $6.9 million of restructuring costs related to severance and related payments and $17.4 million of other charges consisting primarily of pension and post-retirement contributions and payments.

Cash flow provided by operating activities was $248.6 million in 2008. Net income, after adding back the effect of non-cash items, amounted to $282.9 million, including the write down of our investment in our non-consolidated affiliate, net of our equity in earnings of $36.3 million. The other non-cash charges consisted of $35.4 million of depreciation, $6.9 million of deferred income taxes, $7.0 million of non-cash charges related to our pension and post-retirement plans, stock based compensation of $4.9 million, $3.8 million of non-cash interest expense, and $1.2 million of other credits. Currency gains represented non-cash income of $7.7 million. Changes in long-term assets and liabilities used cash of $14.3 million, and working capital used $19.9 million. We also received $0.5 million of dividends during the year from our non-consolidated affiliate.

Changes in working capital comprised the following: a $1.2 million increase in accounts receivable, net of factoring of $24.3 million, a $29.3 million inventory increase, an $8.7 million decrease in interest payables associated with our lower debt levels and a $19.9 million increase in accounts payable and accruals.

Cash Flow Provided by (Used in) Investing Activities. Cash provided by investing activities was $118.5 million in 2006. Proceeds from the sale of our cathodes business was $151.3 million. We also had other sales of fixed assets that generated proceeds of $14.4 million. These proceeds were offset by capital expenditures amounting to $46.0 million in 2006 related primarily to graphite electrode productivity initiatives and other essential capital maintenance.

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

Cash used in investing activities was $209.9 million in 2008. Capital expenditures were $72.0 million. We used a net $136.5 million of cash to purchase our equity investment in our non-consolidated affiliate, Seadrift Coke LP. During 2008, we also paid $1.7 million to settle certain natural gas derivative contracts.

Cash Flow Used in Financing Activities. Cash used in financing activities was $39.6 million in 2006. During 2006, we had net payments of $39.0 million under the Revolving Facility.

Cash used in financing activities was $199.9 million during 2007. This was due primarily to the repayment of $234.3 million of our Senior Notes. This was offset by $23.0 million related to the exercise of stock options, as well as the excess tax benefit of $8.4 million. Also, we incurred a $2.9 million financing obligation in relation to the sale-leaseback of a portion of our Vyazma, Russia facility.

Cash flow used in financing activities was $80.2 million in 2008. During 2008, we borrowed $180.0 million on our Revolving Facility, and repaid $150.0 million. The borrowings were used primarily to fund our equity investment in our non-consolidated affiliate. We also repaid $180.0 million of long term Senior Notes during the year. Short term borrowings were $9.7 million. The exercise of stock options brought in $37.2 million, and the excess tax benefit from stock-based compensation during the year was $14.3 million. During 2008, we repurchased $21.2 million of treasury shares. Our supply chain financing arrangement resulted in a financing cash inflow of $30.1 million.

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

	For the Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
Expenses relating to environmental protection	$12,756	$17,233	$17,333
Capital expenditures related to environmental protection	2,157	10,003	22,865

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

Reliance on Estimates. In preparing the Consolidated Financial Statements, we use and rely on estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for doubtful accounts, provisions for restructuring charges and contingencies, tax valuation allowances, evaluation of goodwill, our investment in a non-consolidated affiliate and other intangible assets, pension and postretirement benefit obligations and various other recorded or disclosed amounts, including inventory valuations. Estimates require us to use our judgment. While we believe that our estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, our assets, liabilities or results of operations may be overstated or understated.

Employee Benefit Plans. We sponsor various retirement and pension plans, including defined benefit and defined contribution plans and postretirement benefit plans that cover most employees worldwide. Excluding the defined contribution plans, accounting for these plans requires assumptions as to the discount rate, expected return on plan assets, expected salary increases and health care cost trend rate. See Note 13 to the Consolidated Financial Statements for further details.

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

•

estimate our temporary differences resulting from differing treatment of items for tax and accounting purposes (which result in deferred tax assets and liabilities that we include within the Consolidated Balance Sheets); and

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

DESCRIPTION OF OUR FINANCING STRUCTURE

The information required by this Item 7 with respect to our financing structure is set forth under “Long-Term Debt and Liquidity” in Note 7 to the Notes to the Consolidated Financial Statements contained in this Report, and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks primarily from changes in interest rates, currency exchange rates and commercial energy rates. We, from time to time, routinely enter into various transactions that have been authorized according to documented policies and procedures to manage these well-defined risks. These transactions relate primarily to financial instruments described below. Since the counterparties, if any, to these financial instruments are large commercial banks and similar financial institutions, we do not believe that we are exposed to material counterparty credit risk, despite the current worldwide economic situation. We do not use financial instruments for trading purposes.

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

Interest Rate Risk Management. We periodically implement interest rate management initiatives to seek to minimize our interest expense and the risk in our portfolio of fixed and variable interest rate obligations.

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

We did not enter into any such contracts during 2007. During 2008, we entered into one such contract, which at December 31, 2008 represented an unrealized gain of $0.2 million.

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at December 31, 2007 represented an unrealized loss of $0.1 million. The outstanding contracts at December 31, 2008 represented an unrealized loss of $1.5 million.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin and changes in interest rates on interest expense. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for 2008 by about $12.5 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by $0.4 million for the year ended December 31, 2008.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Date: February 25, 2009

/S/ CRAIG S. SHULAR
Craig S. Shular,
Chief Executive Officer, President and Chairman of the Board

/S/ MARK R. WIDMAR
Mark R. Widmar,
Chief Financial Officer and Vice President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GrafTech International Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of GrafTech International Ltd. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

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

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio

February 25, 2009

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	At December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$54,741	$11,664
Accounts and notes receivable, net of allowance for doubtful accounts of $2,917 at December 31, 2007 and $4,110 at December 31, 2008	158,486	146,986
Inventories	285,433	290,397
Prepaid expenses and other current assets	10,133	14,376

Total current assets	508,793	463,423

Property, plant and equipment	881,067	873,932
Less: accumulated depreciation	564,613	536,562

Net property, plant and equipment	316,454	337,370
Deferred income taxes	7,144	1,907
Goodwill	9,683	7,166
Other assets	23,080	12,887
Investment in non-consolidated affiliate	—	118,925
Restricted cash	1,547	1,451

Total assets	$866,701	$943,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,342	$55,132
Interest payable	9,633	953
Short-term debt	1,014	9,347
Accrued income and other taxes	29,996	34,861
Other accrued liabilities	108,699	140,330

Total current liabilities	203,684	240,623

Long-term debt:
Principal value	423,234	50,328
Fair value adjustments for hedge instruments	2,421	191
Unamortized bond premium	481	38

Total long-term debt	426,136	50,557

Other long-term obligations	94,010	118,272
Deferred income taxes	30,171	29,087
(see Contingencies – Note 16)
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 150,000,000 shares authorized, 105,169,507 shares issued at December 31, 2007 and 122,634,854 shares issued at December 31, 2008	1,052	1,226
Additional paid-in capital	988,662	1,268,980
Accumulated other comprehensive loss	(278,316)	(355,960)
Accumulated deficit	(506,666)	(296,351)
Less: cost of common stock held in treasury, 2,501,201 shares at December 31, 2007 and 3,974,345 shares at December 31, 2008	(85,197)	(112,511)
Less: common stock held in employee benefit and compensation trusts, 471,373 shares at December 31, 2007 and 55,728 shares at December 31, 2008.	(6,835)	(794)

Total stockholders’ equity	112,700	504,590

Total liabilities and stockholders’ equity	$866,701	$943,129

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2006	2007	2008
Net sales	$855,433	$1,004,818	$1,190,238
Cost of sales	615,626	677,507	756,453

Gross profit	239,807	327,311	433,785

Research and development	10,558	8,550	8,986
Selling and administrative expenses	101,874	92,133	95,757
Restructuring charges, net	9,956	1,369	349
Impairment loss on long-lived assets	10,464	—	—

Operating income	106,955	225,259	328,693
Equity in earnings of and write-down of investment in non-consolidated affiliate	—	—	36,256
Antitrust investigations and related lawsuits and claims	2,513	—	—
Other (income) expense, net	(10,342)	(13,420)	15,638
Interest expense	46,524	35,949	15,393
Interest income	(957)	(1,680)	(1,137)

Income from continuing operations before provision for income taxes and non-controlling stockholders’ share of income	69,217	204,410	262,543
Provision for income taxes	27,085	48,327	52,228

Income (loss) from continuing operations before non-controlling interest	42,132	156,083	210,315
Less: minority stockholders’ share of income (loss)	(268)	(50)	—

Income (loss) from continuing operations	42,400	156,133	210,315
Income (loss) from discontinued operations, (including gain from sale of discontinued operations of $58,631 in 2006), net of tax	48,934	(2,432)	—

Net income	$91,334	$153,701	$210,315

Basic income per common share:
Income per share from continuing operations	$0.43	$1.55	$1.89
Income (loss) per share from discontinued operations	0.50	(0.02)	—

Net income per share	$0.93	$1.53	$1.89
Diluted income per common share:
Income per share from continuing operations	$0.43	$1.39	$1.79
Income (loss) per share from discontinued operations	0.43	(0.02)	—

Net income per share	$0.86	$1.37	$1.79

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2006	2007	2008
Cash flow from operating activities:
Net income	$91,334	$153,701	$210,315

Adjustments to reconcile net income to cash provided by operations:
(Income) loss from discontinued operations (including gain from the sale of discontinued operations of $58,631 in 2006), net of tax	(48,934)	2,432	—
Depreciation and amortization	39,124	39,005	35,427
Deferred income taxes	1,457	4,213	(6,854)
Restructuring charges	9,956	1,369	349
Impairment loss on long-lived assets	10,464	—	—
Equity in earnings of and write down of investment in non-consolidated affiliate	—	—	36,256
Post retirement and pension plan changes	(11,500)	(5,637)	7,034
Currency (gains) losses	(203)	3,605	(7,681)
Stock based compensation	3,589	4,507	4,903
Interest expense	2,664	3,392	3,820
Gain on sale of assets	(3,974)	(29,861)	(52)
Other charges, net	4,143	8,075	(1,181)
Dividends from non-consolidated affiliate	—	—	553
Increase in working capital (see * on next page)	(23,907)	(36,676)	(19,919)
Increase long-term assets and liabilities	(10,032)	(17,353)	(14,334)

Net cash provided by operating activities	64,181	130,772	248,636

Cash flow from investing activities:
Capital expenditures	(46,035)	(50,817)	(71,954)
Investment in non-consolidated affiliate, net of $388 cash received	—	—	(136,467)
Patent capitalization	(875)	(659)	—
Loss from derivative instruments	(266)	(144)	(1,731)
Proceeds from sale of assets	14,394	29,745	198
Proceeds from sale of discontinued operations net of purchase price adjustments	151,320	(2,794)	—
Net change in restricted cash	—	(1,547)	96
Sale of investments	—	1,151	—
Payments for dissolution of joint venture and redemption of non-controlling interest	—	(1,460)	—

Net cash provided by (used in) investing activities	118,538	(26,525)	(209,858)

Cash flow from financing activities:
Short-term debt (reductions) borrowings, net	(772)	414	9,699
Revolving Facility borrowings	510,042	241,625	180,000
Revolving Facility payments	(549,088)	(241,922)	(150,000)
Principal payments on long-term debt	—	(234,310)	(179,674)
Supply chain financing	—	—	30,115
Principal payments under capital leases	—	—	(93)
Proceeds from exercise of stock options	462	22,994	37,162
Purchase of treasury shares	(212)	—	(21,216)
Excess tax benefit from stock-based compensation	—	8,372	14,327
Long-term financing obligation	—	2,940	(535)

Net cash provided by used in financing activities	(39,568)	(199,887)	(80,215)

Net increase (decrease) in cash and cash equivalents	143,151	(95,640)	(41,437)

Effect of exchange rate changes on cash and cash equivalents	398	864	(1,640)

Cash and cash equivalents at beginning of period	5,968	149,517	54,741

Cash and cash equivalents at end of period	$149,517	$54,741	$11,664

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Interest expense	48,206	41,322	18,693
Income taxes	17,604	51,262	39,880
Non-cash operating, investing and financing activities:
Common stock issued to savings and pension plan trusts	1,830	2,784	2,680

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2006	2007	2008
*Net change in working capital due to the following components:
(Increase) decrease in current assets:
Accounts and notes receivable, net	$17,901	$16,309	$(25,530)
Effect of factoring of accounts receivable	(12,213)	276	24,299
Inventories	(5,909)	(27,277)	(29,278)
Prepaid expenses and other current assets	(396)	422	252
Payment for antitrust investigations and related lawsuits and claims	(23,314)	(5,380)	—
Restructuring payments	(14,842)	(6,884)	(922)
Increase (decrease) in accounts payables and accruals	14,823	(4,903)	19,940
Increase (decrease) in interest payable	43	(9,239)	(8,680)

Increase in working capital	$(23,907)	$(36,676)	$(19,919)

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ (Deficit) Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2006	100,821,434	$1,023	$944,581	$(311,429)	$(751,487)	$(85,621)	$(6,644)	$(209,577)

Comprehensive income (loss):
Net income	—	—	—	—	91,334	—	—	91,334	$91,334
Other comprehensive income:
Pension and post-retirement adjustments, net of tax	—	—	—	21,882	—	—	—	21,882	21,882
Unrealized losses on securities, net of tax	—	—	—	8	—	—	—	8	8
Foreign currency translation adjustments, net of tax	—	—	—	16,652	—	—	—	16,652	16,652

Total comprehensive income									$129,876

Adjustment to initially apply SFAS No. 158	—	—	—	(39,876)	—	—	—	(39,876)
Stock-based compensation	233,061	—	3,153	—	—	—	—	3,153
Treasury stock	—	—	—	—	—	424	—	424
Stock held in employee benefit and compensation trusts	—	—	—	—	—	—	(212)	(212)
Common stock issued to savings and pension plan trusts	309,454	3	1,827	—	—	—	—	1,830
Sale of common stock under stock options	70,000	—	462	—	—	—	—	462

Balance at December 31, 2006	101,433,949	$1,026	$950,023	$(312,763)	$(660,153)	$(85,197)	$(6,856)	$(113,920)

Comprehensive income (loss):
Net income	—	—	—	—	153,701	—	—	153,701	$153,701
Adjustment to initially adopt FIN 48	—	—	—	—	(214)	—	—	(214)	(214)
Other comprehensive income:
Pension and post-retirement adjustments, net of tax	—	—	—	2,879	—	—	—	2,879	2,879
Unrealized losses on securities, net of tax	—	—	—	(80)	—	—	—	(80)	(80)
Foreign currency translation adjustments, net of tax	—	—	—	31,648	—	—	—	31,648	31,648

Total comprehensive income									$187,934

Stock-based compensation	695,407	—	4,506	—	—	—	—	4,506
Stock held in employee benefit and compensation trusts	—	—	—	—	—	—	21	21
Common stock issued to savings and pension plan trusts	235,510	17	2,767	—	—	—	—	2,784
Sale of common stock under stock options	2,804,641	9	31,366	—	—	—	—	31,375

Balance at December 31, 2007	105,169,507	$1,052	$988,662	$(278,316)	$(506,666)	$(85,197)	$(6,835)	$112,700

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

(Dollars in thousands, except share data)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Common Stock Held in Employee Benefit & Compensation Trust	Total Stockholders’ (Deficit) Equity	Total Comprehensive Income (Loss)
Net income	—	—	—	—	210,315	—	—	210,315	$210,315
Other comprehensive income:
Pension and post-retirement adjustments, net of tax	—	—	—	(20,216)	—	—	—	(20,216)	(20,216)
Unrealized losses on securities, net of tax	—	—	—	(1,908)	—	—	—	(1,908)	(1,908)
Foreign currency translation adjustments, net of tax	—	—	—	(55,520)	—	—	—	(55,520)	(55,520)

Total comprehensive income									$132,671

Treasury stock	—	—	—	—	—	(27,263)	—	(27,263)
Debenture conversion	13,559,604	136	221,753	—	—	—	—	221,889
Stock-based compensation	522,623	5	4,903	—	—	(51)	—	4,857
Stock held in employee benefit and compensation trusts	—	—	—	—	—	—	6,041	6,041
Common stock issued to savings and pension plan trusts	202,291	2	2,678	—	—	—	—	2,680
Sale of common stock under stock options	3,180,829	31	50,984	—	—	—	—	51,015

Balance at December 31, 2008	122,634,854	1,226	1,268,980	(355,960)	(296,351)	(112,511)	(794)	504,590

See accompanying Notes to Consolidated Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise noted)

(1) DISCUSSION OF BUSINESS AND STRUCTURE

We have four major product categories: graphite electrodes, refractory products, advanced graphite materials and natural graphite, which are reported in the following segments:

•	Industrial materials includes graphite electrodes and refractory products and related services, and primarily serves the steel industry.

•

Engineered solutions includes advanced graphite materials and natural graphite products, and provides primary and specialty products for transportation, solar, oil and gas exploration, and other markets.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements include the financial statements of GTI and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

We use the equity method to account for investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of net earnings or losses of these entities.

Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of overnight repurchase agreements, certificates of deposit, money market funds and commercial paper.

At of December 31, 2007 and 2008, we had $1.5 million of restricted cash related to the sale of our Caserta, Italy facility during the second quarter of 2007. This restricted cash represents the portion of the purchase price placed in escrow as security for the completion of certain environmental remediation activities.

Revenue Recognition

Revenue from sales of our products is recognized when we meet four basic criteria (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the amount is determinable and (4) collection is reasonably assured. Sales are generally recognized when the risk of ownership passes. Product warranty claims and returns are estimated and recorded as a reduction to revenue. Volume discounts and rebates are recorded as a reduction of revenue in conjunction with the sale of the related products. Changes to estimates are recorded when they become probable. Shipping and handling revenues billed to our customers are included in net sales and the related shipping and handling costs are included as an increase to cost of sales.

Earnings (Loss) per Share

The calculation of basic earnings per share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.

Diluted earnings per share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into shares. For us, the potential shares arise from common stock options, restricted stock awards, and convertible debentures.

We use the treasury stock method to calculate the dilutive effect of our stock options (using the average market price for the period) and the if-converted method to calculate the dilutive effect of our convertible debt. Shares potentially issuable for certain stock options were not included in the computation of diluted earnings per share for the periods presented because inclusion would be anti-dilutive.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the “first-in first-out” (“FIFO”) and average cost, which approximates FIFO, methods. Elements of cost in inventory include raw materials, direct labor and manufacturing overhead.

Property, Plant and Equipment

Expenditures for property, plant and equipment are recorded at cost. Maintenance and repairs of property and equipment are expensed as incurred. Expenditures for replacements and betterments are capitalized and the replaced assets are retired. Gains and losses from the sale of property are included in cost of goods sold or other (income) expense, net. We depreciate our assets using the straight-line method over the estimated useful lives of the assets. The ranges of estimated useful lives are as follows:

Years
Buildings	25-40
Land improvements	20
Machinery and equipment	5-20
Furniture and fixtures	5-10

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

Allowance for Doubtful Accounts

Considerable judgment is required in assessing the realizability of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received.

Capitalized Bank Fees

We capitalize bank fees upon the incurrence of debt. At December 31, 2007 and December 31, 2008, capitalized bank fees amounted to $10.2 million and $2.4 million, respectively. We amortize such amounts over the life of the respective debt instrument using the effective interest method. The estimated life may be adjusted upon the occurrence of a triggering event. The amortization expense associated with capitalized bank fees amounted to $3.7 million in 2006, $8.3 million in 2007, and $7.9 million in 2008, respectively (including accelerated amortization related to the redemption of Senior Notes in 2007 and 2008).

Derivative Financial Instruments

We do not use derivative financial instruments for trading purposes. They are used to manage well-defined commercial risks associated with energy contracts and currency exchange rate risks.

We enter into foreign currency instruments from time to time to manage exposure to changes in currency exchange rates. These instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. Changes in market values related to these contracts are recognized in other comprehensive income in the Consolidated Balance Sheets until settlement. At the time of settlement, realized gains and losses are recognized as part of cost of goods sold on the Consolidated Statements of Operations.

We enter into short duration fixed rate natural gas purchase contracts with certain of our natural gas suppliers in order to mitigate commodity price risk. In addition, we may enter into natural gas derivative contracts to effectively fix a portion of our natural gas cost exposure. Natural gas derivative contracts are carried at market value. These contracts are treated as hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Changes in market values are recorded as part of other comprehensive income in the Consolidated Balance Sheets until settlement. At the time of settlement, realized gains and losses are recognized as part of cost of goods sold on the Consolidated Statements of Operations.

Investments in Non-Consolidated Affiliates

We use the equity method to account for investments in entities that we do not control, but where we have the ability to exercise significant influence. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We determine fair value based on valuation methodologies, as appropriate, including the present value of our estimated future cash flows. If the fair value is less than our carrying amount, the investment is determined to be impaired. If we determine that the decline in value is other than temporary, we an impairment is recognized.

Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

Income Taxes

Deferred income taxes are accounted for utilizing SFAS 109, Accounting for Income Taxes. SFAS 109 requires an asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured by enacted tax rates. When appropriate, a valuation allowance is recorded when it is determined that it is more likely than not that any portion of a recorded deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109’. (“FIN 48”). FIN 48 clarifies the recognition, measurement, presentation and disclosure in the company’s financial statements of uncertain tax positions taken or expected to be taken in a tax return. Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination. We have adopted FIN 48 as of January 1, 2007. For further information, refer to Note 17 to the Consolidated Financial Statements.

Stock-Based Compensation Plans

We have various plans that provide for the granting of stock-based compensation to employees and, in certain instances, to non-employee directors, which are described more fully in Note 15 Management Compensation and Incentive Plans. Shares are issued upon exercise from authorized, unissued shares.

We account for those plans under the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, which we adopted effective January 1, 2006 using the modified prospective transition method. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Costs related to plans with graded vesting are generally recognized using a straight-line method. Cash flows resulting from tax benefits for deductions in excess of compensation cost recognized are included in financing cash flows.

Retirement Plans

We use actuarial methods and assumptions to account for our defined benefit pension plan and our post retirement benefits. Pension and postretirement benefits expense includes actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market values, the straight-line amortization of net actuarial gains and losses, and adjustments due to plan settlements and curtailments. Contributions to the qualified U.S. retirement plan are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

Postretirement benefits and benefits under the non-qualified retirement plan have been accrued, but not funded. We accrue the estimated cost of post-employment benefits expected to be paid before retirement, principally severance, over employees’ active service periods.

Postretirement Life Insurance Benefits

The estimated cost of future postretirement life insurance benefits is determined by the Company with assistance from independent actuarial firms using the “projected unit credit” actuarial cost method. Such costs are recognized as employees render the service necessary to earn the postretirement benefits. Benefits have been accrued, but not funded. We record our balance sheet position based on the funded status of the plan in accordance with SFAS No. 158, Employers’ Accounting For Defined Benefit Pension and Other Post Retirement Plans. Additional information with respect to benefits plans is set forth in Note 13 to the Consolidated Financial Statements.

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

Environmental considerations are part of all significant capital expenditure decisions. Environmental remediation, compliance and management expenses were approximately $12.8 million in 2006, $17.2 million in 2007, and $17.3 million in 2008. The accrued liability relating to environmental remediation was $8.3 million at December 31, 2007 and $7.9 million at December 31, 2008. When payments are fixed or determinable, the liability is discounted using a rate at which the payments could be effectively settled. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. Our environmental liabilities do not take into consideration possible recoveries of insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where we may be potentially liable, future expenses to remediate sites could be considerably higher than the accrued liability.

Foreign Currency Translation

Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as accumulated other comprehensive loss on the Consolidated Balance Sheets until such time as the operations of such non-U.S. subsidiaries are sold or substantially or completely liquidated. Where the U.S. dollar is the functional currency, our Russian and Mexican subsidiaries, translation adjustments are recorded as other (income) expense, net, in the Consolidated Statements of Operations.

We have non-dollar denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The remaining loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency (gains/losses) in other (income) expense, net, on the Consolidated Statements of Operations.

Software Development Costs

In connection with our development and implementation of global enterprise resource planning systems with advanced manufacturing, planning and scheduling software, we capitalize certain computer software costs after technological feasibility is established. These capitalized costs are amortized utilizing the straight-line method over the economic lives of the related products. Total costs capitalized as of December 31, 2007 and 2008 amounted to $11.0 million and $11.3 million, respectively. Amortization expense was $1.3 million for 2006, $1.4 million for 2007, and $1.6 million for 2008.

Restructuring

We account for restructuring activities based on the guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As such, liabilities for costs associated with exit or disposal activities are recognized when the liability is incurred.

Goodwill and Other Intangible Assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the net assets acquired at the date of acquisition. We do not recognize deferred income taxes for the difference between the assigned value and the tax basis related to nondeductible goodwill. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or when events or circumstances indicate that impairment may have occurred, as provided in SFAS No. 142, Goodwill and Other Intangible Assets. We perform the goodwill and intangible assets with indefinite useful lives impairment tests annually in the fourth quarter. The impairment test uses a valuation methodology based upon cash flow multiples. In addition, the carrying amount of goodwill and intangible assets with indefinite useful lives is reviewed whenever events or circumstances indicate that revision might be warranted. Goodwill and intangible assets with indefinite lives would be written down to fair value if considered impaired.

Our goodwill impairment testing did not require our goodwill to be written down in either 2007 or 2008. Goodwill amounted to $9.7 million at December 31, 2007 and $7.2 million at December 31, 2008. The decrease in goodwill was caused by changes in foreign currency rates. The goodwill pertains to our industrial materials segment.

Intangible assets with finite useful lives are amortized over such finite lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During 2006, 2007 and 2008, we did not have any material impairments. Patents, net of accumulated amortization, amounted to $3.1 million at December 31, 2007 and $2.9 million at December 31, 2008.

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

(3) NEW ACCOUNTING STANDARDS

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which expands the disclosure requirements of SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106. The provisions of FSP No. SFAS 132(R)-1 are effective for our fiscal year ending December 31, 2009. When effective, we will comply with the disclosure provisions of this FSP.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2008. Under this FSP, the FASB addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, thereby impacting the calculation of earning per share. If it is determined that the share-based payment in a participating security, we are required to use the two-class method of calculating earnings per share as described in SFAS No. 128, Earnings per Share, and to adjust our prior period earnings per share calculations. We believe that the adoption of this FSP will not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. It is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Even though we currently have no convertible instruments outstanding, we are required to adjust our financial statements for periods prior to the effective date due to the retrospective application requirement of this standard. We are completing the evaluation that FSP APB 14-1 has on our financial statements for years prior to 2009 due to our previously outstanding convertible debentures.

In April 2008 the FASB issued FSP No. SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The FSP also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date. The impact of FSP No. 142-3 will depend on the size and nature of acquisitions on or after December 15, 2008. When effective, we will comply with the disclosure provisions of this FSP.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 161 are effective as of the beginning of our 2009 fiscal year. When effective, we will comply with the disclosure provisions of this statement.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. The statement, which replaces SFAS No. 141, Business Combinations, substantially changes the accounting for and reporting of business combinations including expanding the definition of a business and a business combination; requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; requiring acquisition-related transaction and restructuring costs to be expensed rather than accounted for as acquisition costs; and requiring reversal of valuation allowances related to deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. We will apply the provisions of SFAS No. 141(R) to business combinations for which the acquisition date is on or after January 1, 2009, the effective date of the statement for us.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We adopted SFAS No. 159 as of January 1, 2008. We did not elect to measure any of our financial assets or financial liabilities at fair value which were not previously required to be measured at fair value; therefore, the adoption of this statement did not impact our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 requires disclosure of information that enables users of the financial statements to assess the inputs used to develop fair value measurements and, for recurring fair value measurements using significant unobservable inputs, the effects of the measurements on earnings for the period. This statement was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.

We adopted SFAS 157 for our financial assets and liabilities as of January 1, 2008; the adoption did not impact our consolidated financial statements. We will apply the provisions of this statement to our non-financial assets and nonfinancial liabilities effective January 1, 2009; we do not expect that this application will have a material impact on our consolidated financial statements.

(4) SEGMENT REPORTING

Until the fourth quarter of 2007, our businesses were reported in the following reportable segments: graphite electrode, advanced graphite materials, and other businesses, which consisted of natural graphite products, refractory products and carbon electrodes.

During the fourth quarter of 2007 and first quarter of 2008, we made certain organizational changes and realigned the management of our segment structure to better serve our customers in a cost effective manner. We began operating under this segment structure during the first quarter of 2008. Information utilized by our chief operating decision maker to assess the performance and allocate resources was also changed so that it more closely aligned with the new operating structure of the company. When these changes were completed in the first quarter of 2008, we re-evaluated our segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Industrial Materials. Our industrial materials segment manufactures and delivers high quality graphite electrodes and refractory products. Electrodes are key components of the conductive power systems used to produce steel and other non-ferrous metals. Refractory products are used in blast furnaces and submerged arc furnaces due to their high thermal conductivity and the ease with which they can be machined to large or complex shapes.

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

Segment information for the years ended December 31, 2006 and 2007 have been restated to reflect the current presentation.

The following tables summarize financial information concerning our reportable segments:

	For the Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
Net sales to external customers:
Industrial materials	$725,202	$861,192	$1,008,778
Engineered solutions	130,231	143,626	181,460

Total net sales	$855,433	$1,004,818	$1,190,238

Segment operating income:
Industrial materials	$104,766	$212,363	$287,466
Engineered solutions	2,189	12,896	41,227

Total segment operating income	$106,955	$225,259	$328,693

Reconciliation of segment operating income to income from continuing operations before provision for income taxes and minority stockholders’ share of income
Equity in earnings of and write-down in non-consolidated affiliate	—	—	36,256
Antitrust investigations, related lawsuits and claims, charges	2,513	—	—
Other (income) expense, net	(10,342)	(13,420)	15,638
Interest expense	46,524	35,949	15,393
Interest income	(957)	(1,680)	(1,137)

Income from continuing operations before provision for income taxes and minority stockholders’ share of income	$69,217	$204,410	$262,543

Assets are managed based on geographic location because certain reportable segments share certain facilities. Assets by reportable segment are estimated based on the value of long-lived assets at each location and the sales mix to third party customers at that location.

	At December 31,
	2007	2008
	(Dollars in thousands)
Long-lived assets (b):
Industrial materials.	$275,115	$290,049
Engineered solutions	51,022	54,487

Total long-lived assets	$326,137	$344,536

The following tables summarize information as to our operations in different geographic areas.

	For the Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
Net sales (a):
U.S.	$263,652	$255,697	$310,452
Canada	12,461	13,102	15,243
Mexico	38,276	49,225	62,550
Brazil	64,392	84,146	88,666
France	81,268	107,633	125,525
Italy	31,057	30,968	38,165
Switzerland	185,802	262,226	347,239
South Africa	75,719	86,034	77,353
Spain	35,517	43,438	51,151
Other countries	67,289	72,349	73,894

Total	$855,433	$1,004,818	$1,190,238

(a)	Net sales are based on location of seller.

	At December 31,
	2007	2008
	(Dollars in thousands)
Long-lived assets (b):
U.S.	$74,460	$84,179
Mexico	60,976	69,667
Brazil	43,668	36,806
France	55,773	53,072
Spain	43,882	64,313
South Africa	40,763	29,767
Switzerland	811	655
Other countries	5,804	6,077

Total	$326,137	$344,536

(b)	Long-lived assets represent fixed assets, net of accumulated depreciation and goodwill.

(5) INVESTMENT IN NON-CONSOLIDATED AFFILIATE

On June 30, 2008, we acquired 100% of the common stock of Falcon-Seadrift Holding Corp. (“Falcon-Seadrift”). The principal asset of Falcon-Seadrift is limited partnership units constituting approximately 18.9% of the equity interests of Seadrift Coke L.P. (“Seadrift”); a privately-held producer of needle coke, the primary raw material used in the manufacture of graphite electrodes. The substance of the transaction was the acquisition of an asset, the limited partnership units.

In addition to the limited partnership units of Seadrift, we obtained certain rights associated with these interests. These include: the right to one of five seats on Seadrift’s board of directors (or, at our election, board observation rights in lieu thereof); the right of approval with respect to certain mergers and other transactions; and the right to veto Seadrift’s repurchase of its own equity (other than from former employees). There are also customary rights permitting or requiring us to sell our interests on the same terms and conditions if the majority owners sell their interests. Beginning May 1, 2011, we have the right to require Seadrift to purchase our interests (a “put” to Seadrift) at the then fair market; fair market value determined by a third-party assuming a sale of Seadrift as a going concern and without applying a discount for lack of liquidity, marketability, or lack of control.

Seadrift is a pass-through entity. The guidance in EITF Topic D-46, “Accounting for Limited Partnership Investments” requires us to account for our investment in Seadrift using the equity method of accounting (APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock).

Accounting for the Acquisition

The cost of our acquisition was $136.5 million of which $135.0 million cash was paid to the shareholder of Falcon-Seadrift. The difference between our cost of the investment in Seadrift and our equity in the net assets (book value) of Seadrift was $122.5 million. As required by APB 18, we identified the principal factors causing the difference and assigned the excess to such assets; following the guidance in SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other

Intangible Assets; with the remainder to goodwill. The following table summarizes the assignment of the difference which was completed in the fourth quarter of 2008:

At December 31, 2008
(Dollars in thousands)
Inventory.	$2,280
Property and equipment	36,197
Intangible assets	61,425
Goodwill	22,578

Total	$122,480

We accounted for the acquisition of Seadrift-Falcon as the acquisition of an asset – Seadrift – rather than as a business combination. Because the amount we paid for the limited partnerships units exceeded their tax basis the guidance in EITF Issue No. 98-11, “Accounting for Acquired Temporary Differences in Certain Transactions That Are Not Accounted for as Business Combinations” required us to recognize a deferred tax liability for this difference. We increased the purchase price by $41.8 million to recognize the deferred tax liability applicable to the difference between the amount we paid and the tax basis of the Seadrift limited partnership units.

At the time of the acquisition we had a deferred tax asset valuation allowance. The accounting for the acquisition of Seadrift resulted in a taxable temporary difference that is expected to reverse during the same period that our deferred tax assets are expected to reverse. As a result we reduced our preexisting valuation allowance and decreased the purchase price of Seadrift by $22.4 million following the guidelines in EITF 98-11.

The net result of our following the guidance in EITF 98-11 was an increase in the initial carrying amount for the investment in Seadrift of $19.4 million.

Equity in Earnings and Summarized Financial Information

Our equity earnings are based on Seadrift’s prior month’s results of operations because its accounting close cycle and preparation of financial statements occurs subsequent to our reporting deadline. We include an estimate for the effect of LIFO on interim periods. Our statement of operations includes a loss of $1.7 million which represents our equity in the earnings of Seadrift since our acquisition ($2.1 million income), including the estimate for the effect of LIFO ($1.0 million expense), and the amortization of the difference between our cost of the investment and the net assets of Seadrift assigned to the long-lived assets ($2.8 million expense).

The following table shows summarized financial information for Seadrift Coke L.P., adjusted for the estimated LIFO effect, for the five months ended and as November 30, 2008:

As of and for the five months ended November 30, 2008
(Dollars in thousands)
Current assets	$39,744
Noncurrent assets	75,336
Current liabilities	39,166
Net sales	141,677
Net income	5,851

Write-down of Investment to Its Fair Value

We assess our investment in Seadrift for impairment whenever changes in the facts and circumstances indicate that a loss in value has occurred, which is other than temporary. Because Seadrift is privately-held we determine the fair value based upon the present value of expected future cash flows using discount rates commensurate with the risks of the investment.

At December 31, 2008, we determined that the fair value of the investment was less than our carrying value and that the loss in value is not temporary. The fair value of Seadrift reflected reductions in the estimated future cash flows based on a lower expectation of tons shipped and reduced growth and profitability resulting primarily from the downturn in the economy. We recorded a $34.5 million noncash impairment to recognize this other than temporary loss in value.

Because the impairment reduced the difference between the cost of our investment and its tax basis, we reduced the deferred tax liability recognized at the acquisition by $12.1 million. The reduction of the valuation allowance at the acquisition was not affected by the impairment.

(6) SUPPLY CHAIN FINANCING

During the third quarter of 2008, we entered into a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assigned our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier. Our payment to the financing party for this needle coke includes a mark up (the “Mark-Up”). The Mark Up is a premium expressed as a percentage of the purchase price. The Mark-Up is subject to quarterly reviews. This arrangement helps us to maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. Based on the terms of the arrangement, the total amount that we owe to the financing party may not exceed $49.3 million at any point in time.

During the third quarter, the financing party began to purchase needle coke on our behalf. Based on the guidance of SFAS 49, Accounting for Product Financing Arrangements, we recorded the inventory once title and risk of loss transferred from the supplier to the financing party. Through December 31, 2008, we purchased $60.4 million of inventory under this arrangement. Our liability to the financing party is recorded as an accrued liability. In connection with these purchases, we have incurred a Mark-Up of $0.4 million, which is recognized as a component of interest expense.

(7) LONG-TERM DEBT AND LIQUIDITY

The following table presents our long-term debt.

	At December 31,
	2007	2008
	(Dollars in thousands)
Revolving Facility	$—	$30,000
Senior Notes:
Senior Notes due 2012	199,649	19,906
Fair value adjustments for terminated hedge instruments*	2,421	191
Unamortized bond premium	481	38

Total Senior Notes	202,551	20,135
Debentures	222,905	—
Other European debt	680	422

Total	$426,136	$50,557

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

The aggregate maturities of long-term debt, including the current portion of long-term debt (excluding the Revolving Facility which matures in 2010, the fair value adjustments to debt and unamortized bond premium relating to the Senior Notes) for each of the four years subsequent to 2008 and thereafter are set forth in the following table:

2009	2010	2011	2012	2013 (and thereafter)	Total
(Dollars in thousands)
$1,015	$110	$57	$20,058	$121	$21,361

At December 31, 2007 and 2008, we were in compliance with all financial and other covenants contained in the Senior Notes, the Debentures and the Revolving Facilities, as applicable.

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

The Revolving Facility contains a number of covenants that restrict corporate activities. The covenants may restrict our ability to repurchase or redeem the Senior Notes, even if so required thereby. These covenants include financial covenants relating to specified minimum interest coverage ratios and maximum net senior secured debt leverage ratios (which is the ratio of our net senior secured debt to our EBITDA (as defined in the Revolving Facility)). The interest coverage ratio becomes more restrictive if our financial performance were to significantly deteriorate.

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

On May 6, 2002, GrafTech Finance issued $150.0 million aggregate principal amount of additional Senior Notes at a purchase price of 104.5% of principal amount, plus accrued interest from February 15, 2002, under the Senior Note Indenture. All of the Senior Notes constitute one class of debt securities under the Senior Note Indenture. The additional Senior Notes bear interest at the same rate and mature on the same date as the Senior Notes issued in February 2002. The $7.0 million premium received upon issuance of the additional Senior Notes was added to the principal amount of the Senior Notes shown on the Consolidated Balance Sheets and is amortized as a reduction to interest expense over the term of the additional Senior Notes. As a result of our receipt of such premium, the effective annual interest rate on the additional Senior Notes is about 9.5%. Additional information regarding interest rate swaps is set forth in Note 8 to the Consolidated Financial Statements.

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

GTI, GrafTech Global and GTIH and other U.S. subsidiaries that collectively hold a substantial majority of our U.S. assets have guaranteed the Senior Notes on a senior unsecured basis, except for the guarantee by GTIH. Additional information with respect to the guarantees and the pledge is set forth in Note 19 to the Consolidated Financial Statements.

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

During 2003 and 2004, we purchased $115 million of the outstanding principal of the Senior Notes through a series of exchanges for equity and cash repurchases. During 2007, we redeemed $235.0 million of the outstanding principal of the Senior Notes. In connection with the redemptions, we incurred a $13.0 million loss on the extinguishment of debt, which includes $12.1 million related to the call premium and $0.9 million of charges for accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Notes.

During 2008, we redeemed $180.0 million of the outstanding principal of the Senior Notes. In connection with the redemptions, we incurred a $6.8 million loss on the extinguishment of debt, which includes $6.2 million related to the call premium and $0.6 million of charges for accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Notes.

Debentures

On January 22, 2004, GTI issued $225.0 million aggregate principal amount of Debentures. Interest on the Debentures was payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2004, at the rate of 1.625% per annum. The Debentures were scheduled to mature on January 15, 2024, unless earlier converted, redeemed or repurchased. We recorded the Debentures at the discounted principal value of $218.5 million at issuance. Upon issuance, we also recorded a derivative liability of $6.5 million for the embedded derivative portion of the Debentures, which is with the outstanding debenture balance in long-term debt on the Consolidated Balance Sheets. As of January 1, 2006, this derivative liability no longer required separate accounting from the convertible debenture under Derivative Implementation Group Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to call options that are exercisable only by the debtor. The net proceeds from the offering were approximately $218.8 million.

On May 30, 2008, we called for redemption of the $225 million outstanding principal amount of the Debentures. On the redemption date, the Debenture holders who exercised their conversion rights received 60.3136 shares of our common stock for each $1,000 principal amount of Debentures on conversion, together with a make-whole payment totaling $9.0 million, which represented the present value of all remaining scheduled payments of interest on the redeemed Debentures from the date of conversion through January 15, 2011.

We also made payment of $0.2 million to the Debenture holders who did not exercise their conversion rights and opted to receive a redemption price in cash equal to 100% of the principal plus accrued but unpaid interest until the redemption date. These Debenture holders received the make-whole value in shares.

(8) FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined commercial energy contract, currency exchange rate and interest rate risks. We do not use derivative financial instruments for trading purposes.

Commercial Energy Rate Contracts

We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. These contracts are treated as hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The outstanding contracts at December 31, 2007 represented an unrealized loss of $0.1 million. The outstanding contracts at December 31, 2008 represented an unrealized loss of $1.5 million.

Foreign Currency Contracts

At December 31, 2007 we had no such contracts outstanding. During 2008, we had one foreign currency contract outstanding. This contract was used to hedge exposure to the Brazil Real, and was for a notional amount of $7.8 million. These contracts are marked-to-market monthly and gains and losses are recorded in other comprehensive income on the Consolidated Balance sheets until settlement. Upon settlement, realized gains and losses are recorded as part of cost of goods sold in the Consolidated Statements of Operations. Losses associated with these contracts amounted to $0.4 million in 2006. We did not enter into any such contracts during 2007. Gains associated with the contract in 2008 represented a $0.2 million gain at December 31, 2008.

Interest Rate Risk Management

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

During 2007, we had no variable rate obligations and the Senior Notes were at a fixed rate of 10.25% per annum. During 2008, our Revolving facility had a variable interest rate calculated as LIBOR plus 150 basis points and the Senior Notes were at a fixed rate of 10.25% per annum.

When we sell a fair value swap, the gain or loss is amortized as a credit or charge to interest expense over the remaining term of the Senior Notes. At December 31, 2007 and 2008, the principal value of our debt was increased by $2.4 million and $0.2 million, respectively, as a result of gains realized from previously sold swaps, and was recorded on the Consolidated Balance Sheets on the line entitled “fair value adjustments for hedge instruments.” There were no current hedge instruments during 2007 and 2008.

Additional information with respect to the impact of our swaps on interest expense is set forth in Note 9 to the Consolidated Financial Statements.

Fair Market Value Disclosures

SFAS No. 157, Disclosure about Fair Market Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Such fair values must often be determined by using one or more methods that indicate value based on estimates of quantifiable characteristics as of a particular date. Values were estimated as follows:

Cash and cash equivalents, short-term notes and accounts receivable, accounts payable and other current payables – The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt – Fair value of long-term debt was $479.9 million at December 31, 2007 and $49.7 million at December 31, 2008.

Foreign currency contracts – Foreign currency contracts are carried at market value. We did not have any such contracts outstanding at December 31, 2007. The outstanding contract at December 31, 2008 represented an unrealized gain of $0.2 million.

Natural gas contracts – Natural gas contracts are carried at fair value. We determine the fair value using observable quoted natural gas rates that are determined by active markets and therefore classify the natural gas contracts as “Level 2” in accordance with the definition in SFAS No. 157. The outstanding contracts at December 31, 2007 and 2008 represented unrealized losses of $0.1 million and $1.5 million, respectively.

(9) INTEREST EXPENSE

The following table presents an analysis of interest expense:

	For the Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
Interest incurred on debt	$42,518	$32,394	$12,502
Amortization of fair value adjustments for terminated hedge instruments	(982)	(605)	(156)
Amortization of debt issuance costs	3,705	3,222	2,035
Interest on DOJ antitrust fine, including imputed interest	222	5	—
Amortization of premium on Senior Notes	(211)	(116)	(32)
Amortization of discount on Debentures	654	670	320
Interest incurred on other items	618	379	724

Total interest expense from continuing operations	46,524	35,949	15,393
Interest allocated to discontinued operations	9,736	—	—

Total interest expense	$56,260	$35,949	$15,393

Interest rates

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

At December 31, 2008, the Revolving Facility had an effective interest rate of 2.9% and our $19.9 million principal amount of Senior Notes had a fixed rate of 10.25%.

(10) OTHER (INCOME) EXPENSE, NET

The following table presents an analysis of other (income) expense, net:

	For the Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
Loss on extinguishment of debt	$—	$13,046	$6,785
Debenture make-whole payment	—	—	9,034
Brazil sales tax provision	(1,465)	—	—
Currency gains	(8,280)	(332)	(2,240)
Bank and other financing fees	1,913	2,327	1,918
Loss on sale of accounts receivable	518	572	1,102
Gain on sale of assets	(5,659)	(25,963)	(52)
Sale of litigation rights	—	(1,151)	—
Sale of investments	—	(570)	—
Other	2,631	(1,349)	(909)

Total other (income) expense, net	$(10,342)	$(13,420)	$15,638

We have non-dollar-denominated intercompany loans between GrafTech Finance and some of our foreign subsidiaries. At December 31, 2007 and 2008, the aggregate principal amount of these loans was $493.5 million and $558.4 million, respectively (based on currency exchange rates in effect at such date). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The remaining loans are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations. In 2006, 2007 and 2008, we had a net total of $8.3 million, $0.3 million and $2.2 million, respectively of currency gains due to the remeasurement of intercompany loans and the effect of transaction gains and losses related to foreign subsidiaries whose functional currency is the US dollar.

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

During the second quarter of 2007, we sold land and certain assets related to our former graphite electrode manufacturing facility in Caserta, Italy. The gain recognized on this sale was $23.7 million. Approximately $1.5 million of the purchase price has been placed in escrow as security for the completion of certain activities related to remediation and landfill closure at this facility, which is shown as restricted cash in the Consolidated Balance Sheets as of December 31, 2007 and 2008. The sale agreement provides that, upon completion of certain milestones in the remediation and landfill closure activities, portions of the escrowed amounts shall be paid to us.

During the third quarter of 2007, we completed the sale of our subsidiary located in Vyazma, Russia for approximately $8.0 million. The gain on this sale is $1.3 million. As part of the transaction, we entered into a lease for a portion of the facility. This lease did not meet the criteria for sales-leaseback accounting under the provisions of SFAS No. 98, Accounting for Leases: Sale-

Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases – An Amendment of FASB Statements No. 13, 66, and 91 and a Rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11, and therefore, we recorded a $3.0 million financing obligation for the portion of the sales price received related to the leased area. As of December 31, 2008, $2.4 million of this balance was outstanding.

During 2008, we redeemed a total of $180 million of the outstanding principal amount of the Senior Notes. In connection with these redemptions, we incurred a $6.8 million loss on the extinguishment of debt, which includes $6.2 million related to the call premium and $0.6 million of charges for the accelerated amortization of the debt issuance fees, terminated interest rate swaps and the premium related to the Senior Notes.

During 2008, we also redeemed the $225 million principal amount of our Debentures. In connection with this conversion, we incurred a $9.0 million charge related to the make-whole provision. This payment represented the present value of all remaining scheduled interest payments from the date of conversion through January 15, 2011.

(11) SUPPLEMENTARY BALANCE SHEET DETAIL

The following tables present supplementary balance sheet details:

	At December 31,
	2007	2008
	(Dollars in thousands)
Accounts and notes receivable, net:
Trade	$146,032	$130,071
Other	15,425	21,025

	161,457	151,096
Allowance for doubtful accounts	(2,971)	(4,110)

	$158,486	$146,986

Inventories:
Raw materials and supplies	$97,009	$130,615
Work in process	132,709	111,995
Finished goods	57,183	49,895

	286,901	292,505
Reserves	(1,468)	(2,108)

	$285,433	$290,397

Property, plant and equipment:
Land and improvements	$24,337	$23,599
Buildings	120,667	113,163
Machinery and equipment and other	711,271	686,450
Construction in progress	24,792	50,720

	$881,067	$873,932

Other accrued liabilities:
Accrued vendors payable	$42,483	$43,157
Supply chain financing	—	30,447
Payrolls (including incentive programs)	25,833	24,141
Customer prepayments	4,633	16,614
Employee compensation and benefits	14,610	10,430
Freight	3,134	3,692
Price adjustments	4,866	3,637
Restructuring	1,283	700
Other	11,857	7,512

	$108,699	$140,330

Other long term obligations:
Postretirement benefits	$36,175	$29,773
Pension and related benefits	22,294	55,085
Long-term environmental liabilities	6,355	6,318
Deferred compensation	3,468	3,262
French profit sharing	6,586	5,455
Brazil VAT taxes	11,361	10,836
Deferred financing	2,629	1,413
Restructuring	1,347	1,280
Other	3,795	4,850

	$94,010	$118,272

The following table presents an analysis of the allowance for doubtful accounts:

	At December 31,
	2006	2007	2008
	(Dollars in thousands)
Balance at beginning of year	$3,132	$3,186	$2,971
Additions	1,571	338	2,748
Deductions	(1,517)	(553)	(1,609)

Balance at end of year	3,186	2,971	4,110

The following table presents an analysis of our inventory reserves:

	At December 31,
	2006	2007	2008
	(Dollars in thousands)
Balance at beginning of year	$1,270	$4,349	$1,468
Additions	6,610	1,778	2,675
Deductions	(3,531)	(4,659)	(2,035)

Balance at end of year	4,349	1,468	2,108

(12) LEASES AND OTHER LONG TERM OBLIGATIONS

Lease commitments under non-cancelable operating leases extending for one year or more will require the following future payments:

(Dollars in thousands)
2009	$2,394
2010	1,838
2011	1,511
2012	1,424
2013	71
After 2013	—

Total lease and rental expenses under non-cancelable operating leases extending one year or more were about $2.8 million in 2006, $1.3 million in 2007 and $2.1 million in 2008.

We have a supply agreement that requires us to purchase $14.9 million and $0.7 million of calcined needle coke in 2009 and 2010, respectively.

During 2001, we outsourced our information technology function to CGI Group Inc. (“CGI”). Under this ten-year agreement, that expires in 2011, CGI manages our data services, networks and desktops and laptops. This contract was amended to effectively reduce the scope of services provided by CGI. The following schedule sets forth the future payments for base services.

(Dollars in thousands)
2009	3,136
2010	3,751
2011	1,050

(13) RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

We adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans prospectively on December 31, 2006. The provisions of the statement require that the funded status of defined benefit plan and other postretirement benefit plans be recognized in our balance sheet. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. We have historically measured the plan assets and benefit obligations as of our balance sheet date.

SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions requires us to recognize as a component of Other Comprehensive Income the changes in funded status that occurred during the year that are not recognized as part of net periodic benefit cost.

Retirement Plans

On February 26, 1991, we formed our own retirement plan covering substantially all our U.S. employees. Under our plan, covered employees earned benefit payments based primarily on their service credits and wages subsequent to February 26, 1991.

Prior to that date, substantially all our U.S. employees were participants in the U.S. retirement plan of Union Carbide Corporation (“Union Carbide”). While service credit was frozen, covered employees continued to earn benefits under the Union Carbide plan based on their final average wages through February 26, 1991, adjusted for salary increases (not to exceed six percent per annum) through January 26, 1995, the date Union Carbide ceased to own a minimum 50% of the equity of GTI. The Union Carbide plan is responsible for paying retirement and death benefits earned as of February 26, 1991.

Effective January 1, 2002, we established a defined contribution plan for U.S employees. Certain employees had the option to remain in our defined benefit plan for an additional period of up to five years. Employees not covered by this option had their benefits under our defined benefit plan frozen as of December 31, 2001, and began participating in the defined contribution plan.

Effective March 31, 2003 we curtailed our qualified benefit plan and the benefits were frozen as of that date for the U.S. employees who had the option to remain in our defined benefit plan. We also closed our non-qualified U.S. defined benefit plan for the participating salaried workforce. The employees began participating in the defined contribution plan as of April 1, 2003.

In 2006 we made quarterly contributions to each employee’s defined contribution account equal to 2.5% of the employee’s wages up to the Social Security wage base ($94,000) plus 5% of their wages in excess of the Social Security wage base. In 2007 and 2008 we made quarterly contributions equal to 1% of each employee’s total eligible pay. We recorded expense of $1.4 million, $0.8 million, and $0.6 million for contributions to this plan in 2006, 2007 and 2008, respectively. During 2006, these contributions were made using a combination of company stock and cash. During 2007 and 2008, all such contributions were made using company stock.

Pension coverage for employees of foreign subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves.

During 2007, we liquidated our South Africa pension fund. In connection with this, we incurred a $4.4 million settlement loss.

The components of our consolidated net pension costs are set forth in the following table.

	For the Year Ended December 31,
	2006		2007		2008
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$738	$444	$740	$243	$371	$255
Interest cost	7,564	4,566	7,424	4,136	7,474	3,003
Expected return on assets	(8,412)	(4,248)	(8,466)	(4,551)	(8,713)	(2,924)
Amortization	2,216	798	1,434	604	930	396
Settlement loss	—	699	—	4,428	—	167
Curtailment (gain) loss	—	(3,072)	—	534	—	—

	$2,106	$(813)	$1,132	$5,394	$62	$897

Amounts recognized in other comprehensive income:

	For the Year Ended December 31,
	2006		2007		2008
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Net (gain) loss	—	—	(6,289)	1,553	39,273	5,486
Amortization of initial net asset	—	—	—	86	—	(6)
Amortization of prior service cost	—	—	—	(669)	—	(43)
Amortization of net loss	—	—	(1,434)	(4,983)	(930)	(347)
Effect of exchange rates	—	—	—	(277)	—	1,152

Total recognized in other comprehensive loss	—	—	(7,723)	(4,290)	38,343	6,242
Total recognized in pension costs and other comprehensive loss	$2,106	$(813)	$(6,591)	$1,104	$38,405	$7,139

In 2009, we estimate that we will amortize $0.1 million of prior service cost and $2.3 million of net actuarial losses from stockholders’ equity into pension cost.

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status for 2007 and 2008 of, our pension plans are as follows:

	Pension Benefits at December 31,
	2007		2008
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$137,176	$75,053	$127,950	$57,594
Service cost	740	243	371	255
Interest cost	7,424	4,136	7,474	3,003
Participant contributions	—	67	—	77
Foreign currency exchange rates	—	1,376	—	(14,223)
Actuarial (gain) loss	(7,645)	772	(2,689)	(2,734)
Settlement	—	(19,573)	—	(552)
Benefits paid	(9,745)	(4,480)	(9,821)	(3,446)

Net benefit obligation at end of year	$127,950	$57,594	$123,285	$39,974

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$106,579	$71,996	$108,745	$60,045
Actual return on plan assets	7,113	3,767	(28,361)	(2,308)
Foreign currency exchange rate changes	—	1,169	—	(15,543)
Employer contributions	4,798	7,099	4,297	2,721
Employee contributions	—	67	—	77
Settlement	—	(19,573)	—	(552)
Benefits paid	(9,745)	(4,480)	(9,821)	(3,446)

Fair value of plan assets at end of year	$108,745	$60,045	$74,860	$40,994

Funded status:	(19,205)	2,451	(48,425)	1,020

Amounts recognized in accumulated other comprehensive loss:
Initial net asset (obligation)	—	10	—	—
Prior service credit	—	(116)	—	(69)
Net gain (loss)	(25,025)	(8,312)	(58,481)	(7,592)

Accumulated other comprehensive income (loss)	(25,025)	(8,418)	(58,481)	(7,661)
Amounts recognized in the statement of financial position:
Non-current assets	$—	$5,339	$—	$3,477
Current liabilities	(570)	(124)	(561)	(25)
Non-current liabilities	(18,635)	(2,764)	(47,864)	(2,432)

Net amount recognized	$(19,205)	$2,451	$(48,425)	$1,020

The accumulated benefit obligation for all defined benefit pension plans was $184.6 million at December 31, 2007 and $161.8 million at December 31, 2008.

We annually re-evaluate assumptions and estimates used in projecting pension assets, liabilities and expenses. These assumptions and estimates may affect the carrying value of pension assets, liabilities and expenses in the Consolidated Financial Statements. Assumptions used to determine net pension costs and projected benefit obligations are set forth in the following table:

	Pension Benefit Obligations at December 31,
	2007	2008
Weighted average assumptions to determine benefit obligations:
Discount rate	5.92%	6.23%
Rate of compensation increase	3.06%	2.74%

	Pension Benefit Costs at December 31,
	2007	2008
Weighted average assumptions to determine net cost:
Discount rate	5.93%	5.92%
Expected return on plan assets	7.24%	7.04%
Rate of compensation increase	3.26%	3.06%

We adjust our discount rate annually in relation to the rate at which the benefits could be effectively settled. Discount rates are set for each plan in reference to the yields available on AA-rated corporate bonds of appropriate currency and duration. The appropriate discount rate is derived by developing an AA-rated corporate bond yield curve in each currency. The discount rate for a given plan is the rate implied by the yield curve for the duration of that plan’s liabilities. In certain countries, where little public information is available on which to base discount rate assumptions, the discount rate is based on government bond yields or other indices and approximate adjustments to allow for the differences in weighted durations for the specific plans and/or allowance for assumed credit spreads between government and AA rated corporate bonds.

The expected return on assets assumption represents our best estimate of the long-term return on plan assets and generally was estimated by computing a weighted average return of the underlying long-term expected returns on the different asset classes, based on the target asset allocations. The expected return on assets assumption is a long-term assumption that is expected to remain the same from one year to the next unless there is a significant change in the target asset allocation, the fees and expenses paid by the plan or market conditions. However, we have adjusted this estimate downward as a result of the recent decline in global market conditions.

The rate of compensation increase assumption is generally based on salary increases.

Plan Assets. The following table presents our retirement plan weighted average asset allocations at December 31, 2008, by asset category:

	Percentage of Plan Assets at December 31, 2008
	U.S.	Foreign
Equity securities	70%	—%
Fixed Income	30%	100%

Total	100%	100%

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

The following table presents our retirement plan weighted average target asset allocations at December 31, 2008, by asset category:

	Percentage of Plan Assets at December 31, 2008
	U.S.	Foreign
Equity securities	75%	—%
Fixed Income	25%	100%

Total	100%	100%

The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2007		2008
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Accumulated benefit obligation	$127,950	$2,191	$123,285	$2,457
Fair value of plan assets	108,745	—	74,860	—

The following table presents information for pension plans with a projected benefit obligation in excess of plan assets at December 31:

	2007		2008
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Projected benefit obligation	$127,950	$4,129	$123,285	$1,947
Fair value of plan assets	108,745	1,241	74,860	—

The following table represents projected future pension plan cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2009:
Expected employer contributions	$4,261	$1,040
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the fiscal years ending December 31:
2009	8,844	2,661
2010	8,792	2,630
2011	8,825	2,726
2012	8,886	3,185
2013	9,089	3,119
2014-2018	46,419	17,593

Postretirement Benefit Plans

We provide life insurance benefits for eligible retired employees. These benefits are provided through various insurance companies and health care providers. We accrue the estimated net postretirement benefit costs during the employees’ credited service periods.

In July 2002, we amended our U.S. postretirement medical coverage. In 2003 and 2004, we discontinued the Medicare Supplement Plan (for retirees 65 years or older or those eligible for Medicare benefits). This change applied to all U.S. active employees and retirees. In June 2003, we announced the termination of the existing early retiree medical plan for retirees under age 65, effective December 31, 2005. In addition, we limited the amount of retiree’s life insurance after December 31, 2004. These modifications are accounted for prospectively. The impact of these changes is being amortized over the average remaining period to full eligibility of the related postretirement benefits. These amortizations, along with other benefit costs, resulted in a $12.8 million net benefit in 2006, a $5.6 million net benefit in 2007 and a $5.2 million net cost in 2008, reflected in the Consolidated Statements of Operations.

During 2007, we eliminated our retiree medical and life insurance plan in Brazil. As a result, we recorded a $1.3 million curtailment gain in 2007.

The components of our consolidated net postretirement cost (benefit) are set forth in the following table:

	For the Year Ended December 31,
	2006		2007		2008
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Service cost	$28	$321	$26	$465	$26	$345
Interest cost	1,072	1,165	1,052	1,225	1,080	1,134
Amortization	(15,351)	(34)	(7,037)	(31)	2,581	14
Curtailment gain	—	—	—	(1,337)	—	—

	$(14,251)	$1,452	$(5,959)	$322	$3,687	$1,493

Amounts recognized in other comprehensive income:

	For the Year Ended December 31,
	2006		2007		2008
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Net loss (gain)	—	—	1,942	(1,565)	(1,827)	(3,191)
Amortization of prior service cost	—	—	10,982	237	1,090	187
Amortization of initial net asset	—	—	—	77	—	—
Amortization of net (loss) gain	—	—	(3,945)	1,054	(3,671)	(201)
Effect of exchange rates	—	—	—	10	—	(4,020)

Total recognized in other comprehensive income	—	—	8,979	(187)	(4,408)	(7,225)
Total recognized in net post retirement cost (benefit) and other comprehensive income	$(14,251)	$1,452	$3,020	$135	$(721)	$(5,732)

In 2009, we estimate that we will amortize $0.2 million of prior service credit and $3.3 million of actuarial losses from stockholders’ equity into post-retirement cost.

The reconciliation of beginning and ending balances of benefit obligations under, fair value of assets of, and the funded status of, our postretirement plans is set forth in the following table:

	Postretirement Benefits at December 31,
	2007		2008
	U.S.	Foreign	U.S.	Foreign
	(Dollars in thousands)
Changes in Benefit Obligation:
Net benefit obligation at beginning of year	$18,923	$18,724	$19,642	$19,689
Service cost	26	465	26	345
Interest cost	1,052	1,225	1,080	1,134
Foreign currency exchange rates	—	2,013	—	(4,020)
Actuarial (gain) loss	1,942	(532)	(711)	(3,653)
Curtailment	—	(1,033)	—	—
Gross benefits paid	(2,301)	(1,173)	(2,567)	(1,080)

Net benefit obligation at end of year	$19,642	$19,689	$17,470	$12,415

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	2,301	1,173	2,567	1,080
Gross benefits paid	(2,301)	(1,173)	(2,567)	(1,080)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status:	$(19,642)	$(19,689)	$(17,470)	$(12,415)

Amounts recognized in accumulated other comprehensive loss:
Initial net asset (obligations)	—	—	—	—
Prior service credit	1,090	(3,235)	—	(2,427)
Net gain (loss)	(36,380)	2,256	(32,000)	4,141

Accumulated other comprehensive income (loss)	(35,290)	(979)	(32,000)	1,714
Amounts recognized in the statement of financial position:
Current liabilities	(2,134)	(1,303)	(1,968)	(892)
Non-current liabilities	(17,508)	(18,386)	(15,502)	(11,522)
Accumulated other comprehensive loss	—	—	—	—

Net amount recognized	$(19,642)	$(19,689)	$(17,470)	$(12,414)

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

	Postretirement Benefit Obligations At December 31,
	2007	2008
Weighted average assumptions to determine benefit obligations:
Discount rate	6.31%	6.76%
Health care cost trend on covered charges:
Initial	5.81%	5.78%
Ultimate	4.94%	4.80%
Years to ultimate	6	8

	Postretirement Benefit Costs At December 31,
	2007	2008
Weighted average assumptions to determine net cost:
Discount rate	6.17%	6.31%
Health care cost trend on covered charges:
Initial	5.76%	5.81%
Ultimate	4.79%	4.94%
Years to ultimate	7	6

For 2006, 2007 and 2008, as a result of certain amendments to our U.S. postretirement benefits, health care cost trend rates have no material effect on the amounts reported for net postretirement benefits.

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

The following table represents projected future postretirement cash flow by year:

	U.S.	Foreign
	(Dollars in thousands)
Expected contributions in 2009:
Expected employer contributions	$1,968	$892
Expected employee contributions	—	—
Estimated future benefit payments reflecting expected future service for the fiscal years ending December 31:
2009	1,968	892
2010	1,921	894
2011	1,758	914
2012	1,673	933
2013	1,639	945
2014-2018	6,813	5,060

Other Non-Qualified Benefit Plans

Since January 1, 1995, we have established various unfunded, non-qualified supplemental retirement and deferred compensation plans for certain eligible employees. We established benefits protection trusts (collectively, the “Trust”) to partially provide for the benefits of employees participating in these plans. At December 31, 2007 and December 31, 2008, the Trust had assets of approximately $2.0 million and $1.8 million, respectively, which are included in other assets on the Consolidated Balance Sheets. These assets include 55,728 shares of common stock that we contributed to the Trust. These shares, if later sold, could be used for partial funding of our future obligations under certain of our compensation and benefit plans. The shares held in Trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be sold or otherwise used for funding purposes.

Savings Plan

Our employee savings plan provides eligible employees the opportunity for long-term savings and investment. The plan allows employees to contribute up to 5% of pay as a basic contribution and an additional 45% of pay as supplemental contribution. For 2006, 2007, and 2008 we contributed on behalf of each participating employee, in units of a fund that invests entirely in our common stock, 100% on the first 3% contributed by the employee and 50% on the next 2% contributed by the employee. We contributed 201,052 shares in 2007, resulting in an expense of $2.5 million, and 188,527 shares in 2008, resulting in an expense of $2.7 million.

(14) RESTRUCTURING AND IMPAIRMENT CHARGES

The components of the balance at December 31, 2008 consisted of:

Industrial Materials Segment

•	$0.6 million related to the rationalization of our graphite electrode facilities in France; and

•	$1.4 million related to the closure of our graphite electrode manufacturing operations in Caserta, Italy.

In 2006, we recorded a net restructuring charge of $10.0 million, comprised primarily of charges for our graphite electrode facilities in France, Russia and Italy, and the shutdown of our carbon electrode operations in Columbia, Tennessee.

In 2007, we recorded a net restructuring charge of $1.4 million, comprised primarily of a $0.7 million charge associated with the phase out of our graphite electrode machining and warehousing operations in Clarksville, Tennessee and a $0.5 million associated with changes in estimates related to the timing and amounts of severance and related payments to certain employees in Caserta, Italy.

In 2008, we recorded a net restructuring charge of $0.4 million related to severance and related costs associated with our Switzerland facility.

The restructuring accrual is included in other accrued liabilities and other long-term obligations on the Consolidated Balance Sheets. The following table summarizes activity relating to the accrual:

	Severance and Related Costs	Plant Shutdown and Related Costs	Total
	(Dollars in thousands)
Balance at January 1, 2007	$7,415	$458	$7,873

Restructuring charges	1,018	534	1,552
Change in estimates	26	(209)	(183)
Payments and settlements	(6,288)	(596)	(6,884)
Effect of change in currency exchange rates	222	50	272

Balance at December 31, 2007	$2,393	$237	$2,630

Restructuring charges	348	—	348
Change in estimates	1	—	1
Payments and settlements	(699)	(223)	(922)
Effect of change in currency exchange rates	(91)	14	(77)

Balance at December 31, 2008	$1,952	$28	$1,980

(15) MANAGEMENT COMPENSATION AND INCENTIVE PLANS

Stock-Based Compensation

We have historically maintained several stock incentive plans. The plans permitted the granting of options, restricted stock and other awards. At December 31, 2008, the aggregate number of shares authorized under the plans since their initial adoption was 19,300,000.

Stock-Based Compensation under SFAS 123(R)

For the twelve months ended December 31, 2007 and 2008, we recognized $4.6 million and $4.8 million, respectively, in stock-based compensation expense. A majority of the expense, $4.1 million and $4.6 million, respectively, was recorded as selling and administrative in the Consolidated Statements of Operations, with the remaining expense included as cost of sales and research and development.

As of December 31, 2008, the total compensation expense related to non-vested restricted stock and stock options not yet recognized was $2.0 million which will be recognized over the weighted average life of 0.84 years. Note that there are an additional 198,934 shares of restricted stock which will be granted during 2009 and 2010 (99,467 granted in each year) once performance targets for eligible employees are established. The compensation costs for these shares will be determined at the time the performance targets are communicated to eligible employees.

During December 2008, we approved an additional restricted share award program under our long-term incentive plan. Under this new program, a maximum of 597,000 shares of performance shares, which represent the right to receive shares contingent upon the achievement of one or more performing measures, will be issued to eligible employees. This new award is both service and performance based. Eligible employees must remain employed with the company for a 3 year period starting in the first quarter of 2009, and also meet specific performance targets to be determined at the start of each year. As of December 31, 2008, we did not recognize any compensation expense related to this program as the performance targets had not yet been set.

Accounting for Stock-Based Compensation

Restricted Stock. The fair value of restricted stock is based on the trading price of our common stock on the date of grant, less required adjustments to reflect dividends paid and expected forfeitures or cancellations of awards throughout the vesting period, which ranges between one and three years. The weighted average grant date fair value of restricted stock was approximately $7.32 and $9.05 per share for as of December 31, 2007 and 2008, respectively.

Restricted stock activity under the plans for the twelve months ended December 31, 2008 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2008	1,077,300	$7.32
Granted	53,502	$18.84
Vested	(469,016)	$6.18
Forfeited/canceled/expired	(21,634)	$9.17

Outstanding unvested at December 31, 2008	640,152	$9.05

For the twelve months ended December 31, 2008, we granted 53,502 shares of restricted stock to certain directors, officers and employees at prices ranging from $7.51 to $26.02. Of these shares, 16,002 vest one year from the date of grant and 37,500 vest over a three-year period, with one-third of the shares vesting on the anniversary date of the grant in each of the next three years. Unvested shares granted to each employee also vest upon the occurrence of a change in control of GrafTech. Unvested shares will be forfeited upon termination of employment for any reason including death, disability, retirement or lay-off.

Stock Options. Our stock option compensation expense calculated under the fair value method is recognized over the weighted average remaining vesting period of 1.25 years. The weighted-average fair value of options granted and outstanding was $5.63 for the twelve months ended December 31, 2008. The fair values of options granted are estimated on the date of grant using the Black-Scholes option-pricing model. During 2007, we issued 300,000 options. We did not issue any stock options in 2008. The weighted average assumptions used in our Black-Scholes option-pricing model for awards issued in 2007 were as follows:

For the Year Ended December 31, 2007
Dividend yield	0.0%
Expected volatility	67.58%
Risk-free interest rate	4.48%
Expected term in years	6 years

Dividend Yield. A dividend assumption of 0% is used for all grants based on our history of not paying dividends.

Expected Volatility. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The volatility factor we use is based on our historical stock prices over the most recent period commensurate with the estimated expected life of the award.

Risk-Free Interest Rate. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Term In Years. The expected life of awards granted represents the time period that the awards are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures.

Stock option activity under the plans for the twelve months ended December 31, 2008 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	5,079,566	$7.16
Granted	—	—
Vested	—	—
Forfeited/canceled/expired	(599,930)	$10.01
Exercised	(3,120,398)	$7.26
Outstanding at December 31, 2008	1,359,238	$5.63	2.48 years	$521

Stock options outstanding under our plans at December 31, 2008 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted- Average Exercise Prices
Time vesting options:
$2.83 to $11.10	1,254,366	2.50 Years	$8.36	954,366	$8.14
$11.60 to $19.06	104,872	2.16 Years	14.61	104,872	14.61

	1,359,238			1,059,238

	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options exercisable at December 31, 2008	1,059,238	2.40 years	$521

Incentive Compensation Plans

We have a global incentive program for our worldwide salaried and hourly employees, the Incentive Compensation Program (the “ICP”). The ICP is based primarily on achieving cash flow targets and, to a lesser extent, strategic targets. The balance of our accrued ICP was $23.5 million as of December 31, 2007 and $22.1 million as of December 31, 2008.

(16) CONTINGENCIES

Legal Proceedings

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

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. These warranties are recorded as an adjustment to net sales. Claims accrued but not yet paid amounted to $1.5 million at December 31, 2007 and $0.9 million at December 31, 2008. The following table presents the activity in this accrual for the year ended December 31, 2008:

(Dollars in Thousands)
Balance at December 31, 2007	$1,452
Product warranty charges	2,384
Payments and settlements	(2,923)

Balance at December 31, 2008	$913

(17) INCOME TAXES

The following table summarizes the U.S. and non-U.S. components of income (loss) before provision for income taxes, minority interest and income from discontinued operations.

	For the Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
U.S.	$(49,824)	$(27,751)	$(9,001)
Non-U.S.	119,041	232,161	271,544

	$69,217	$204,410	$262,543

Total income taxes were allocated as set forth in the following table.

	For the Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
Income tax (benefit) expense from continuing Operations	$27,085	$48,327	$52,228
Income tax (benefit) expense from discontinued Operations	5,991	—	—

	$33,076	$48,327	$52,228

Income tax expense (benefit) attributable to income from continuing operations consists of the items set forth in the following table.

	For the Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
U.S income taxes:
Current	$128	$10,902	$19,462
Deferred	(773)	1,506	(4,019)

	$(645)	$12,408	$15,443

Non-U.S. income taxes:
Current	$26,500	$33,211	$39,573
Deferred	1,230	2,708	(2,787)

	$27,730	$35,919	$36,786

We have an income tax exemption from the Brazilian government on income generated from graphite electrode production through 2016. The exemption reduced the net expense associated with income taxes by $2.1 million in 2008 and $0.4 million in 2007. The exemption did not reduce the net expense associated with income taxes for 2006 due to an overall loss position in Brazil.

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as set forth in the following table.

	For the Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
Tax at statutory U.S. federal rate	$24,226	$71,545	$91,886
Adjustments to deferred tax asset valuation allowance, net	3,704	(25,515)	(12,089)
Nondeductible expenses/(income) associated with antitrust investigations and related lawsuits and claims	578	—	—
State tax expense (benefit) (net of federal tax benefit)	1,287	(3,159)	2,802
Restructuring charges/(reversal) with no tax benefit	2,688	—	—
Impact of statutory tax rate changes	344	—	—
U.S. tax impact of foreign earnings, net of foreign tax Credits	(5,641)	7,606	(36,595)
Non-U.S. tax exemptions, holidays and credits	(674)	(1,912)	(3,763)
Tax effect of permanent differences	1,630	613	7,464
Other	(1,057)	(851)	2,523

Total tax expense (benefit) from continuing operations	$27,085	$48,327	$52,228

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and December 31, 2008 are set forth in the following table.

	At December 31,
	2007	2008
	(Dollars in thousands)
Deferred tax assets:
Fixed assets	$5,123	$1,968
Postretirement and other employee benefits	35,188	44,749
Foreign tax credit and other carryforwards	156,742	71,761
Provision for scheduled plant closings and other Restructurings	—	—
Terminated hedge instruments	—	307
Capitalized research and experimental costs	7,136	5,333
Grants	374	355
Inventory Adjustments	3,308	7,149
Capital Loss	—	8,384
Other	8,379	6,408

Total gross deferred tax assets	216,250	146,414
Less: valuation allowance	(134,236)	(42,854)

Total deferred tax assets	$82,014	$103,560

Deferred tax liabilities:
Fixed assets	$28,959	$31,724
Inventory	6,685	6,088
Undistributed foreign earnings	41,655	26,689
Unrealized foreign currency exchange gain	20,230	28,564
Investment in non-consolidated affiliate	—	28,767
Other	5,974	1,554

Total deferred tax liabilities	103,503	123,386

Net deferred tax asset/(liability)	$(21,489)	$(19,826)

Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction. Net current deferred income tax assets are included in prepaid expenses and other current assets in the amount of $7.2 million at December 31, 2007 and $11.7 million at December 31, 2008. Net non-current deferred tax assets are separately stated as deferred income taxes in the amount of $7.1 million at December 31, 2007 and $1.9 million at December 31, 2008. Net current deferred tax liabilities are included in Accrued income and other taxes in the amount of $5.6 million at December 31, 2007 and $4.4 million at December 31, 2008. Net non-current deferred tax liabilities are separately stated as deferred income taxes in the amount of $30.2 million at December 31, 2007 and $29.0 million at December 31, 2008.

The change in the total valuation allowance for 2008 was a decrease of $91.3 million. For further information regarding the release valuation allowance relating to our acquisition of Seadrift, refer to Note 5 to the Consolidated Financial Statements. Until we determine that it is more likely than not that we will generate sufficient U.S. taxable income to realize our deferred income tax assets, income tax benefits in the current period will be fully reserved.

Valuation allowance activity for 2008 is as follows (dollars in millions):

Balance at December 31, 2007	$134.2
Credited to income/utilized	(67.4)
Acquisition accounting	(22.4)
Translation adjustment	(2.1)
Other	0.6

Balance at December 31, 2008	$42.9

We have total excess foreign tax credit carryforwards of $40.1 million at December 31, 2008. Of these tax credit carry forwards, $0.1 million expires in 2011, $8.5 million expires in 2012, $1.5 million expires in 2013, $1.0 million expires in 2014, $24.4 million expires in 2015, and $4.6 million expires in 2016.

In addition, we have state carryforwards on a gross tax affected basis of $16.2 million, which can be carried forward from 5 to 20 years. Based upon the level of historical taxable income and projections of future taxable income over the periods during which these credits are utilizable, we do not believe it is more likely than not that we will realize the tax benefits of these deferred tax assets, and have set up a full valuation allowances against these carryforwards at December 31, 2008. The amount of state net operating loss carryforwards reflected in the table above has been reduced by $1.4 million as a result of unrealized stock option deductions.

The Company has foreign loss carryforwards on a gross tax affected basis of $13.1 million, which can be carried forward from 5 years to indefinitely.

As of December 31, 2008, we had unrecognized tax benefits of $10.8 million, of which $10.8 million would have a favorable impact on our effective tax rate. However, for the majority of the unrecognized tax benefits, there would no be rate impact since they relate to items for which a valuation allowance is currently recorded. We have elected to report interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties were $1.3 million as of December 31, 2007 and $0.5 million as of December 31, 2008. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2007	2008
	(Dollars in millions)
Balance at January 1	$5.2	$5.1
Additions based on tax positions related to the current year	—	0.5
Additions for tax positions of prior years	—	8.4
Reductions for tax positions of prior years	—	(0.1)
Lapse of Statute of Limitation	(0.8)	(2.7)
Foreign currency impact	0.7	(0.4)

Balance at December 31	$5.1	$10.8

It is anticipated that the amount of unrecognized tax benefits will change by up to $6.1 million due to the expiration of the statute of limitations in 2009.

The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are currently under federal audit in the U.S. for tax year 2004. All U.S. tax years prior to 2003 are closed by statute or have been audited and settled with the domestic tax authorities. We are also under federal audit in France from 2005-2007, and in Russia from 2006-2007. Generally, tax years beginning after 2003 are still open to examination by foreign taxing authorities.

Subsequent to December 31, 2007, the 2004 “check the box” election that was made for our Swiss subsidiary was determined to be invalid. Our South Africa, U.K. and French subsidiaries remain “check the box” entities. However, the current earnings of all of these subsidiaries from 2004-2007 were still considered to be repatriated to the U.S. under the principles of APB 23, Accounting for Income Taxes – Special Areas. We established a deferred tax liability of $41.7 million in 2007 associated with this repatriation. Foreign tax credit carryforwards and related valuation allowances were adjusted by a corresponding net amount, resulting in no overall federal impact. As of December 31, 2007, net U.S. deferred tax assets decreased by a cumulative $1.5 million as a result of this event and are not significant to our overall financial position. The $1.5 million relates to a deferred tax asset for our state tax net operating loss carryforward which decreased as a result of our post-event assessment of the likelihood that such deferred tax asset would be realized.

In 2008, the current earnings of these subsidiaries were still considered to be repatriated to the U.S. under the principles of APB 23. We have a deferred tax liability of $26.7 million associated with this repatriation as of December 31, 2008.

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

(18) EARNINGS PER SHARE

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share as of December 31:

	2006	2007	2008
	(Dollars in thousands)
Net income, as reported	$91,334	$153,701	$210,315
Add: Interest on previously held Debentures, net of tax benefit	4,279	4,329	1,718
Add: Amortization of previously held Debentures issuance costs, net of tax benefit	1,049	1,069	816

Net income, as adjusted	$96,662	$159,099	$212,849

Weighted average common shares outstanding for basic calculation	97,965,183	100,467,604	111,447,172
Add: Effect of stock options and restricted stock	616,333	2,304,351	1,333,789
Add: Effect of previously held Debentures	13,570,560	13,570,560	6,258,337

Weighted average common shares outstanding for diluted calculation	112,152,076	116,342,515	119,039,298

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 9,254,688 shares in 2006, 2,446,276 shares in 2007 and 19,451 shares in 2008 because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of the applicable periods.

(19) FINANCIAL INFORMATION ABOUT THE ISSUER, THE GUARANTORS OF OUR DEBT SECURITIES AND SUBSIDIARIES WHOSE SECURITIES SECURE THE SENIOR NOTES AND RELATED GUARANTEES

On February 15, 2002, GrafTech Finance (“Finco”), a direct subsidiary of GTI (the “Parent”), issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. All of the Senior Notes have been issued under a single Indenture and constitute a single class of debt securities. The Senior Notes mature on February 15, 2012. The Senior Notes have been guaranteed on a senior basis by the Parent and the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Global, GrafTech International Holdings Inc., GrafTech International Trading Inc., and GrafTech Technology LLC. The Parent, Finco and these subsidiaries together hold a substantial majority of our U.S. assets.

On January 22, 2004, the Parent issued $225 million aggregate principal amount of Debentures. The guarantors of the Debentures were the same as the guarantors of the Senior Notes, except for Parent (which was the issuer of the Debentures but a guarantor of the Senior Notes) and Finco (which was a guarantor of the Debentures but the issuer of the Senior Notes). The Parent and Finco are both obligors on the Senior Notes and were both obligors in the Debentures, although in different capacities.

The Debentures were called for redemption during 2008. In connection therewith, the entire $225 million outstanding principal amount of the Debentures was either converted into shares of common stock or redeemed and the obligations of the guarantors of the Debentures under the applicable guarantees thereof were released. The guarantees of the Senior Notes remain in full force and effect.

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

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At December 31, 2008, retained earnings of our subsidiaries subject to such restrictions were approximately $1,299 million. Investments in subsidiaries are recorded on the equity basis.

The following tables set forth condensed consolidating balance sheets at December 31, 2007 and December 31, 2008 and condensed consolidating statements of operations and cash flows for each of the years in the three-year period ended December 31, 2008 of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

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

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

at December 31, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$131	$713	$341	$10,479	$—	$11,664
Intercompany loans	—	244,463	—	684,297	(928,760)	—
Intercompany accounts receivable	—	9,846	—	9,880	(19,726)	—
Accounts receivable – third party	—	—	26,783	120,203	—	146,986

Accounts and notes receivable, net	—	254,309	26,783	814,380	(948,486)	146,986
Inventories	—	—	56,091	234,306	—	290,397
Prepaid expenses and other current assets	—	13	9,040	5,323	—	14,376

Total current assets	131	255,035	92,255	1,064,488	(948,486)	463,423

Property, plant and equipment, net	—	—	84,178	253,192	—	337,370
Deferred income taxes	—	—	—	1,907	—	1,907
Intercompany loans	—	558,433	—	—	(558,433)	—
Investments in affiliates	504,459	—	512,097	—	(1,016,556)	—
Goodwill	—	—	—	7,166	—	7,166
Other assets	—	2,355	5,155	5,377	—	12,887
Investment in non-consolidated affiliate	—	—	118,925	—	—	118,925
Restricted cash	—	—	—	1,451	—	1,451

Total assets	$504,590	$815,823	$812,610	$1,333,581	$(2,523,475)	$943,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$9,032	$46,100	$—	$55,132
Interest payable	—	943	—	10	—	953
Intercompany loans	—	694,177	237,645	16,664	(948,486)	—
Third party loans	—	6,700	—	2,647	—	9,347

Short-term debt	—	700,877	237,645	19,311	(948,486)	9,347
Accrued income and other taxes	—	—	4,838	30,023	—	34,861
Other accrued liabilities	—	685	37,734	101,911	—	140,330

Total current liabilities	—	702,505	289,249	197,355	(948,486)	240,623

Long-term debt	—	50,135	—	422	—	50,557
Intercompany loans	—	—	—	558,433	(558,433)	—
Other long-term obligations	—	—	75,945	42,327	—	118,272
Payable to equity of investees	—	—	—	—	—	—
Deferred income taxes	—	—	6,140	22,947	—	29,087
Stockholders’ equity	504,590	63,183	441,276	512,097	(1,016,556)	504,590

Total liabilities and stockholders’ equity	$504,590	$815,823	$812,610	$1,333,581	$(2,523,475)	$943,129

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

for the year ended December 31, 2006

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$240,610	$614,823	$—	$855,433
Cost of sales	—	37	210,139	405,450	—	615,626

Gross profit	—	(37)	30,471	209,373	—	239,807
Research and development	—	—	10,318	240	—	10,558
Selling, administrative and other expenses	—	54	61,878	39,942		101,874
Restructuring charges	19	—	5,042	4,895	—	9,956
Impairment loss on long-lived and other assets	—	—	7,404	3,060	—	10,464

Operating income	(19)	(91)	(54,171)	161,236		106,955
Antitrust investigations and related lawsuits and claims	—	—	2,513	—	—	2,513
Other (income) expense, net	17	(52,786)	2,231	(14,611)	54,807	(10,342)
Interest expense	5,227	55,634	10,792	29,678	(54,807)	46,524
Interest income	—	(387)	(4)	(566)	—	(957)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(5,263)	(2,552)	(69,703)	146,735	—	69,217
Provision for (benefit from) income taxes	6,048	1,133	(7,709)	27,613	—	27,085

Income (loss) from continuing operations before minority interest	(11,311)	(3,685)	(61,994)	119,122	—	42,132
Minority stockholders’ share of income (loss)	—	—	(213)	(55)	—	(268)

Income (loss) from continuing operations	(11,311)	(3,685)	(61,781)	119,177	—	42,400
Income (loss) from discontinued operations, (including gain from sale of discontinued operations of $58,631), net of tax	20,030	—	4,462	24,442	—	48,934
Equity in earnings of subsidiaries	82,615	—	143,619	—	(226,234)	—

Net income (loss)	$91,334	$(3,685)	$86,300	$143,619	$(226,234)	$91,334

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

for the year ended December 31, 2007

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$225,520	$779,298	$—	$1,004,818
Cost of sales	—	—	190,661	486,846	—	677,507

Gross profit	—	—	34,859	292,452	—	327,311
Research and development	—	—	8,467	83	—	8,550
Selling, administrative and other expenses	—	—	56,253	35,880	—	92,133
Restructuring charges	—	—	766	603	—	1,369
Impairment loss on long-lived assets	—	—	—	—	—	—

Operating income	—	—	(30,627)	255,886		225,259
Antitrust investigations and related lawsuits and claims	—	—	—	—	—	—
Other (income) expense, net	—	(29,818)	3,403	(60,323)	73,318	(13,420)
Interest expense	5,400	53,827	10,885	39,155	(73,318)	35,949
Interest income	—	(820)	(28)	(832)	—	(1,680)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(5,400)	(23,189)	(44,887)	277,886	—	204,410
Provision for (benefit from) income taxes	(2,344)	17,541	(3,705)	36,835	—	48,327

Income (loss) from continuing operations	(3,056)	(40,730)	(41,182)	241,051	—	156,083
Minority stockholders’ share of income (loss)	—	—	(138)	88	—	(50)

Income (loss) from continuing operations	(3,056)	(40,730)	(41,044)	240,963	—	156,133
Loss from discontinued operations, net of tax	—	—	—	(2,432)	—	(2,432)
Equity in earnings of subsidiaries	156,757	—	238,531	—	(395,288)	—

Net income (loss)	$153,701	$(40,730)	$197,487	$238,531	$(395,288)	$153,701

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

for the year ended December 31, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$270,424	$919,814	$—	$1,190,238
Cost of sales	—	—	185,005	571,448	—	756,453

Gross profit	—	—	85,419	348,366	—	433,785
Research and development	—	—	8,893	93	—	8,986
Selling, administrative and other expenses	—	—	59,960	35,797		95,757
Restructuring charges	—	—	—	349	—	349
Impairment loss on long-lived and other assets	—	—	—	—	—	—

Operating income	—	—	16,566	312,127		328,693
Equity in earnings of and write-down of investment in non-consolidated affiliate	—	—	36,256	—	—	36,256
Other (income) expense, net	9,059	(46,043)	18,591	(52,362)	86,393	15,638
Interest expense	2,538	48,245	10,177	40,826	(86,393)	15,393
Interest income	—	(211)	—	(926)	—	(1,137)

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority stockholders’ share of income (loss)	(11,597)	(1,991)	(48,458)	324,589	—	262,543
Provision for (benefit from) income taxes	—	1,123	14,316	36,789	—	52,228

Income (loss) from continuing operations before minority interest	(11,597)	(3,114)	(62,774)	287,800	—	210,315
Minority stockholders’ share of income (loss)	—	—	—	—	—	—

Income (loss) from continuing operations	(11,597)	(3,114)	(62,774)	287,800	—	210,315
Income (loss) from discontinued operations	—	—	—	—	—	—
Equity in earnings of subsidiaries	221,912	—	287,800	—	(509,712)	—

Net income (loss)	$210,315	$(3,114)	$225,026	$287,800	$(509,712)	$210,315

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

for the year ended December 31, 2006

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net Income (loss)	$91,334	$(3,685)	$86,300	$143,619	$(226,234)	$91,334
Adjustment to reconcile net income (loss) to net cash (used in) provided by operations:
(Income) loss from discontinued operations (including gain from the sale of discontinued operations of $58,631 in 2006), net of tax	(20,031)	—	(4,462)	(24,441)	—	(48,934)
Depreciation and amortization	—	—	7,271	31,853	—	39,124
Deferred income taxes	—	1,134	3,574	(3,251)	—	1,457
Antitrust investigations and related lawsuits and claims.	—	—	258	—	—	258
Restructuring charges	19	—	5,042	4,895	—	9,956
Impairment loss on long-lived and other assets	—	—	7,404	3,060	—	10,464
Interest expense	830	2,366	(532)	—	—	2,664
Post retirement plan changes	—	—	(13,822)	1,023	—	(12,799)
Loss on sale of assets	—	—	(2,717)	(1,257)	—	(3,974)
Other (credits) charges, net	(72,234)	37,425	(176,291)	(7,857)	226,228	7,271
(Increase) decrease in working capital	(160)	(89)	1,511	(25,133)	(36)	(23,907)
Long term assets and liabilities	—	—	(1,332)	(7,401)	—	(8,733)

Net cash used in operating activities	(242)	37,151	(87,796)	115,110	(42)	64,181

Cash flow from investing activities:
Intercompany loans receivable/payable/debt	—	127,010	67,458	(194,468)	—	—
Capital expenditures	—	—	(11,763)	(34,272)	—	(46,035)
Patent capitalization	—	—	(875)	—	—	(875)
Purchase of derivative investments	—	—	—	(266)	—	(266)
Proceeds from sale of assets	—	—	32,717	132,997	—	165,714

Net cash used in investing activities	—	127,010	87,537	(96,009)	—	118,538

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	—	—	223	(995)	—	(772)
Revolving Facility borrowings	—	510,042	—	—	—	510,042
Revolving Facility reductions	—	(549,042)	—	(46)	—	(549,088)
Proceeds from exercise of stock options	462	—	—	—	—	462
Purchase of treasury shares	(212)	—	—	—	—	(212)

Net cash provided by financing activities	250	(39,000)	223	(1,041)	—	(39,568)
Net increase (decrease) in cash and cash equivalents	8	125,161	(36)	18,060	(42)	143,151
Effect of exchange rate changes on cash and cash equivalents	—	—	—	398	—	398
Cash and cash equivalents at beginning of period	143	—	36	5,877	(88)	5,968

Cash and cash equivalents at end of period	$151	$125,161	$—	$24,335	$(130)	$149,517

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

for the year ended December 31, 2007

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net Income (loss)	$153,701	$(40,730)	$197,487	$238,531	$(395,288)	$153,701
Adjustment to reconcile net income (loss) to net cash (used in) provided by operations:
(Income) loss from discontinued operations net of tax	—	—	—	2,432	—	2,432
Depreciation and amortization	—	—	6,913	32,092	—	39,005
Deferred income taxes	—	—	1,511	2,702	—	4,213
Restructuring charges	—	—	764	605	—	1,369
Interest expense	1,072	2,433	(113)	—	—	3,392
Post retirement plan changes	—	—	(5,959)	322	—	(5,637)
Gain on sale of assets	—	—	(244)	(29,617)	—	(29,861)
Other (credits) charges, net	50,127	(32,380)	(169,879)	319,249	(150,930)	16,187
(Increase) decrease in working capital	(1,939)	(156,894)	(8,270)	(535,676)	666,103	(36,676)
Long term assets and liabilities	—	—	(9,718)	(7,635)	—	(17,353)

Net cash used in operating activities	202,961	(227,571)	12,492	23,005	119,885	130,772
Cash flow from investing activities:
Intercompany loans receivable/ payable/debt	—	133,873	—	(13,988)	(119,885)	—
Capital expenditures	—	—	(11,150)	(39,667)	—	(50,817)
Patent capitalization	—	—	(659)	—	—	(659)
Proceeds from sale of assets	—	—	58	29,687	—	29,745
Purchase price adjustments	—	—	—	(2,794)	—	(2,794)
Increase in restricted cash	—	—	—	(1,547)	—	(1,547)
Purchase of derivative instruments	—	(144)	—	—	—	(144)
Sale of investments	—	—	—	1,151	—	1,151
Payments for dissolution of joint venture	—	—	(200)	—	—	(200)
Payments for minority share redemption	—	—	(541)	(719)	—	(1,260)

Net cash used in investing activities	—	133,729	(12,492)	(27,877)	(119,885)	(26,525)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	—	—	—	414	—	414
Revolving Facility borrowings	—	241,625	—	—	—	241,625
Revolving Facility reductions	—	(241,922)	—	—	—	(241,922)
Long-term debt reductions	(234,310)	—	—	—	—	(234,310)
Proceeds from exercise of stock options	22,994	—	—	—	—	22,994
Excess tax benefit from stock-based compensation	8,372	—	—	—	—	8,372
Proceeds from long-term financing obligations	—	—	—	2,940	—	2,940

Net cash provided by financing activities	(202,944)	(297)	—	3,354	—	(199,887)
Net increase (decrease) in cash and cash equivalents	17	(94,139)	—	(1,518)	—	(95,640)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	864	—	864
Cash and cash equivalents at beginning of period	151	125,160	—	24,324	(118)	149,517

Cash and cash equivalents at end of period	$168	$31,021	$—	$23,670	$(118)	$54,741

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

for the year ended December 31, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$210,315	$(3,114)	$225,026	$287,800	$(509,712)	$210,315
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	—	—	6,708	28,719	—	35,427
Deferred income taxes	—	—	(4,019)	(2,835)	—	(6,854)
Restructuring charges	—	—	—	349	—	349
Equity in earnings of and write down of investment in non-consolidated affiliate	—	—	36,256	—	—	36,256
Post retirement and pension plan changes	—	—	6,239	795	—	7,034
Currency (gains) losses	—	—	—	(7,681)	—	(7,681)
Stock based compensation	4,903	—	—	—	—	4,903
Interest expense	1,432	2,429	(41)	—	—	3,820
Gain on sale of assets	—	—	—	(52)	—	(52)
Other charges, net	(245,284)	87,495	(207,893)	135,326	229,175	(1,181)
Dividends from non-consolidated affiliate	—	—	553	—	—	553
(Increase) decrease in working capital	(1,676)	(96,715)	(3,643)	(198,540)	280,655	(19,919)
(Increase) decrease long-term assets and liabilities	—	—	(5,939)	(8,395)	—	(14,334)

Net cash provided by operating activities	(30,310)	(9,905)	53,247	235,486	118	248,636
Cash flow from investing activities:
Intercompany loans payable/receivable	—	131,002	93,514	(224,516)	—	—
Capital expenditures	—	—	(16,449)	(55,505)	—	(71,954)
Investment in non-consolidated affiliate	—	—	(136,467)	—	—	(136,467)
Loss from derivative instruments	—	(1,731)	—	—	—	(1,731)
Proceeds from sale of assets	—	—	—	198	—	198
Net change in restricted cash	—	—	—	96	—	96

Net cash used in investing activities	—	129,271	(59,402)	(279,727)	—	(209,858)
Cash flow from financing activities:
Short-term debt (reductions) borrowings, net	—		6,496	3,203	—	9,699
Revolving Facility borrowings	—	180,000	—	—	—	180,000
Revolving Facility payments	—	(150,000)	—	—	—	(150,000)
Principal payments on long-term debt	—	(179,674)	—	—	—	(179,674)
Supply chain financing	—	—	—	30,115	—	30,115
Principal payments under capital leases	—	—	—	(93)	—	(93)
Proceeds from exercise of stock options	37,162	—	—	—	—	37,162
Purchase of treasury shares	14,327	—	—	—	—	14,327
Excess tax benefit from stock-based compensation	(21,216)	—	—	—	—	(21,216)
Long-term financing obligation	—	—	—	(535)	—	(535)

Net cash used in financing activities	30,273	(149,674)	6,496	32,690	—	(80,215)
Net change in cash and cash equivalents	(37)	(30,308)	341	(11,551)	118	(41,437)
Effect of exchange rates on cash and equivalents	—	—	—	(1,640)	—	(1,640)
Cash and cash equivalents at beginning of period	168	31,021	—	23,670	(118)	54,741

Cash and cash equivalents at end of period	$131	$713	$341	$10,479	$—	$11,664

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

Rule 3-16 of Regulation S-X adopted by the SEC provides that, for each of the registrant’s affiliates whose securities constitute a “substantial” portion of the collateral for registered securities, financial statements (that would be required to be filed if the affiliate were a registrant) must be filed with an annual report on Form 10-K. Under Rule 3-16(b), securities of a person will be deemed to constitute a “substantial” portion of the collateral if the aggregate principal amount, par value, or book value of securities as carried by the registrant, or the market value of such securities, whichever is the greatest, equals 20% or more of the principal amount of the registered securities. In this case, the pledges of the unsecured intercompany term notes and related guarantees have been limited such that they will never be more than 19.99% of the principal amount of the then outstanding Senior Notes. Therefore, no such financial statements are required to be included in this Report.

(20) DISCONTINUED OPERATIONS

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

The following table sets forth the results of the discontinued operation.

For year ended December 31, 2006
(Dollars in thousands)
Net sales	$114,268
Cost of sales	96,100

Gross profit	18,168
Selling, general and administrative expenses	10,654
Other (income) expense, net	1,957
Interest expense	9,736
Interest income	(39)

Income (loss) before provision for income taxes	(4,140)
Gain on sale of discontinued operations	58,631
Provision for income taxes	5,991
Less: minority stockholders share of loss	(434)

Income (loss) from discontinued operations	$48,934

Basic income (loss) per common share	$0.50
Diluted income (loss) per common share	$0.43

During 2007, we recorded a $2.4 million, net of tax, charge related to the finalization of purchase price adjustments stated in the contract and other transaction related items.

(21) ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance in our accumulated other comprehensive loss is set forth in the following table:

	For year ended December 31,
	2007	2008
	(Dollars in thousands)
Foreign currency translation adjustments, net of tax	$224,964	$280,484
Unrealized losses on securities, net of tax	(1,000)	908
Pension and post-retirement adjustments, net of tax	54,352	74,568

	$278,316	$355,960

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, and based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of December 31, 2008.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the 2008 fourth quarter that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

PART III

Items 10 to 14 (inclusive).

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the GrafTech International Ltd. Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2009, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).

EXECUTIVE OFFICERS AND DIRECTORS

The information set forth below is provided as required by Item 10 and the listing standards of the NYSE.

The following table sets forth information with respect to our current executive officers and directors, including their ages, as of March 1, 2009. There are no family relationships between any of our executive officers.

Name	Age	Position
Craig S. Shular	56	Chief Executive Officer, President, and Chairman of the Board
Mark R. Widmar	43	Chief Financial Officer and Vice President
Petrus J. Barnard	59	Vice President and President, Industrial Materials
Hermanus L. Pretorius	58	Vice President and President, Engineered Solutions
Mary B. Cranston	61	Director
Harold E. Layman	62	Director
Ferrell P. McClean	62	Director
Michael C. Nahl	66	Director
Frank A. Riddick, III	52	Director

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

Mark R. Widmar became Chief Financial Officer in May 2006. Prior to joining GrafTech, he served as Corporate Controller of NCR Inc. from 2005 to 2006, and was a Business Unit Chief Financial Officer for NCR from November 2002 to his appointment as Controller. He also served as a Division Controller at Dell, Inc. from August 2000 to November 2002 prior to joining NCR, and held various financial and managerial positions with Lucent Technologies Inc. from June 1998 to August 2000, Allied Signal, Inc., and Bristol Myers/Squibb, Inc. He received his MBA from Indiana University in 1992, and is a Certified Public Accountant.

Petrus J. Barnard became President of Industrial Materials in February 2008, and became a Vice President in April 2005. He was the President of Graphite Electrodes from April 2005 until January 2008. From April 2003 to March 2005 he served as President, Advanced Carbon Materials. He served as Executive Vice President, Graphite Power Systems, from March 2000 to March 2003. He began his career with us in 1972 when he joined our South Africa subsidiary, where he served as Managing Director from 1991 to 1994. From November 1994 to September 1997, he was Director of Operations for Europe and South Africa, based in France. In 1997 through 2000, he was Director of Operations for the Americas. He is a graduate of University of Potchefstroom – South Africa with a B.S.

Sciences degree and an MBA. He also holds a Ph.D from Rand Afrikaans University.

Hermanus L. Pretorius became Vice President and President, Engineered Solutions in February 2008. He was the President of Advanced Graphite and Carbon from December 2006 until January 2008. Previously, he was General Manager, Cathodes, starting in September 2005. He served as Director Worldwide Operations and Engineering, Graphite Electrodes, from January 2003 to September 2005. From August 2001 to January 2003, he held various operations and supply chain positions for Europe, Asia and Africa. He began his career with us in Meyerton, South Africa in August 1977 before transferring to UCAR S.A. in Switzerland in March 1998. He is a graduate of University of Potchefstroom – South Africa with a B.S. Sciences degree and an MBA.

DIRECTORS

Mary B. Cranston has been a director since 2000. Ms. Cranston is the senior partner and from 1999 until December 2006 served as Chair of Pillsbury Winthrop Shaw Pittman LLP, an international law firm. Ms. Cranston is based in San Francisco, California. Ms. Cranston has been practicing complex litigation, including antitrust, telecommunications and securities litigation, with Pillsbury Winthrop Shaw Pittman LLP since 1975. She is currently a Director of Visa, Inc., Juniper Networks Inc., and International Rectifier Corporation. She is a trustee of Stanford University and the San Francisco Ballet and a director of the Bay Area Council, the Commonwealth Club of California, and the San Francisco Museum of Women.

Harold E. Layman has been a director since 2003. From 2001 until his retirement in 2002, Mr. Layman was President and Chief Executive Officer of Blount International, Inc. Prior thereto, Mr. Layman served in other capacities with Blount International, including President and Chief Operating Officer from 1999 to 2001, Executive Vice President and Chief Financial Officer from 1997 to 2000, and Senior Vice President and Chief Financial Officer from 1993 to 1997. From 1981 through 1992, he held various financial management positions with VME Group/Volvo AB. From 1970 to 1980, Mr. Layman held various operations and financial management positions with Ford Motor Company. He is currently a director of Blount International, and Infinity Property and Casualty Corporation.

Ferrell P. McClean has been a director since 2002 and is a member of the Audit and Finance Committee and the Nominating and Governance Committee. Ms. McClean was a Managing Director and Senior Advisor to the head of the Global Oil & Gas Group in Investment Banking at J.P. Morgan Chase & Co. from 2000 through the end of 2001. She joined J.P. Morgan & Co. Incorporated in 1969 and founded the Leveraged Buyout and Restructuring Group within the Mergers & Acquisitions Group in 1986. From 1991 until 2000, Ms. McClean was a Managing Director and co-headed the Global Energy Group within the Investment Banking Group at J.P. Morgan & Co. Ms. McClean is currently a director of El Paso Corporation. She retired as a director of Unocal Corporation in 2005.

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

Frank A. Riddick, III became a director in September 2004 and is a member of the Audit and Finance Committee. Mr. Riddick has served as President and Chief Executive Officer of Formica Corporation, a manufacturer of surfacing materials used in countertops, cabinets, and flooring, since January 2002. Mr. Riddick was instrumental in assisting Formica to emerge from Chapter 11 bankruptcy proceedings in June 2004. He served as President and Chief Operating Officer of Armstrong Holdings, Inc. from August 2000 to December 2001 and in various other executive capacities at Armstrong and its subsidiaries from 1995 to 2000. In December 2000, Armstrong’s principal operating subsidiary, Armstrong World Industries, Inc., filed for

Chapter 11 bankruptcy protection as a result of Armstrong’s legacy asbestos liabilities. Prior to joining Armstrong, he held a number of financial managerial positions with FMC Corporation, General Motors Corporation and Merrill Lynch & Co., Inc. He is currently a Director of World Wrestling Entertainment Inc., and serves as its Audit Committee Chairman.

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

10.1.0(9)

Amended and Restated Credit Agreement dated as of February 8, 2005 among GrafTech International Ltd. GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.1.1(9)

Amendment and Restatement Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto; the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agents.

10.1.2(9)

Amended and Restated Guarantee Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and each Domestic Subsidiary party thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.3(9)

Amended and Restated Security Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto, in favor of JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.4(9)

Amended and Restated Indemnity, Subrogation and Contribution Agreement dated as of February 8, 2005 among GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., each of the Domestic Subsidiaries party thereto and JP Morgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.5(9)

Amended and Restated Domestic Pledge Agreement dated as of February 8, 2005 by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the direct and indirect subsidiaries of GrafTech that are signatories thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties.

10.1.6(9)

Amended and Restated Intellectual Property Security Agreement dated as of February 8, 2005 made by GrafTech International Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc. and the subsidiaries of GrafTech from time to time party thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the Secured Parties (schedules omitted).

10.1.7(10)

First Amendment, dated as of May 25, 2005, to the Amended and Restated Credit Agreement, dated as of February 8, 2005, among GrafTech International, Ltd., GrafTech Global Enterprises Inc., GrafTech Finance Inc., the LC Subsidiaries from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2.0(11)	Form of Restricted Stock Unit Agreement.
10.3.0(17)	Forms of Restricted Stock Agreement (2005 LTIP Version).
10.3.1*	Form of Amendment to Restricted Stock Agreements 2005-2007 (2005 LTIP Version).
10.4.0(12)	GrafTech International Ltd. Management Stock Incentive Plan (Senior Version) as amended and restated through July 31, 2003.

Exhibit Number	Description of Exhibit
10.5.0(13)	GrafTech International Ltd. Incentive Compensation Plan, effective January 1, 2003.
10.5.1*	Amendment No. 1 GrafTech International Ltd. Incentive Compensation Plan dated December 29, 2008.
10.6.0(14)	Form of Restricted Stock Agreement (Standard Form).
10.7.0(12)	GrafTech International Ltd. Management Stock Incentive Plan (Mid-Management Version) as amended and restated through July 31, 2003.
10.8.0(12)	GrafTech International Ltd. 1995 Equity Incentive Plan as amended and restated through July 31, 2003.
10.9.0(12)	GrafTech International Ltd. 1996 Mid-Management Equity Incentive Plan as amended and restated through July 31, 2003.
10.10.0*	GrafTech International Holdings Inc. Compensation Deferral Program as amended and restated (December 29, 2008).
10.11.0(14)	GrafTech International Ltd. 2005 Equity Incentive Plan.
10.11.1*	Amendment No. 1 to GrafTech International Ltd. 2005 Equity Incentive Plan dated December 29, 2008.
10.14.0(11)	Form of Severance Compensation Agreement for senior management (U.S. 2.99 Version).
10.14.1*	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 U.S. 2.99 Version).
10.15.0(11)	Form of Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).
10.15.1*	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).
10.16.0(17)	Form of Non-qualified Stock Option Agreement
10.18.0(15)

Outsourcing Services Agreement, dated as of March 30, 2001, effective April 2001, between CGI Information Systems and Management Consultants, Inc. and GrafTech International Ltd. (Confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.19.0(11)	Memorandum of Agreement, dated as of November 14, 2005, between CGI Information Systems and Management Consultants, Inc. and GrafTech International Ltd.
10.20.0(14)

Joint Development and Collaboration Agreement, effective June 5, 2001, among UCAR Carbon Company Inc., Advanced Energy Technology Inc., and Ballard Power Systems Inc. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.21.0(14)

Master Supply Agreement, effective June 5, 2001 between UCAR Carbon Company Inc. and Ballard Power Systems Inc. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.22.0(15)

Agreement, effective as of January 1, 2001, between ConocoPhillips (U.K.) Limited f/ka Conoco (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.22.1(11)

Amendment No. 3 to Agreement, effective as of January 1, 2006, between ConocoPhillips (U.K.) Limited and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.22.2(16)

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
10.23.1(9)

Amendment No. 3 to Agreement, effective as of January 1, 2006, among ConocoPhillips Company and UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.23.2(16)

Amendment No. 4 to Agreement, effective as of January 1, 2007, between ConocoPhillips Company and UCAR Carbon Company Inc. and UCAR S.A. (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.24.1(17)	Form of Terms and Conditions of Sale to standard contract of sale (2007 revision)
10.29.0(16)

Technology License Agreement, dated as of December 5, 2006, among GrafTech International Ltd., UCAR Carbon Company Inc., Alcan France, and Carbone Savoie (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.30.0(17)	Form of Indemnification Agreement with Directors and Executive Officers.
10.31.0(18)	Termination and Release Agreement, dated June 30, 2008, between Gary R. Whitaker and GrafTech International Holdings Inc.
10.32.0(18)

Stock Purchase and Sale Agreement, dated as of June 30, 2008, by and among Falcon Mezzanine Partners, LP and GrafTech International Holdings Inc. (confidential treatment requested as to certain portions which are omitted and filed separately with the SEC).

21.1.0*	List of subsidiaries of GrafTech International Ltd.
23.1.0*	Consent of PricewaterhouseCoopers LLP.
24.1.0*	Powers of Attorney (included on signature pages).
31.1.0*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.
31.2.0*	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Chief Financial Officer.
32.1.0*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.
32.2.0*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark R. Widmar, Chief Financial Officer.
*	Filed herewith.
(1)	Incorporated by reference to the Registration Statement of GrafTech International Ltd. and GrafTech Global Enterprises Inc. on Form S-1 (Registration No. 33-84850).
(2)	Incorporated by reference to the Quarterly Report of the registrant on Form l0-Q for the quarter ended March 31, 1996 (File No. 1-13888).
(3)	Incorporated by reference to the Registration Statement of the registrant on Form S-1 (Registration No. 33-94698).
(4)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 1998 (File No. 1-13888).
(5)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13888).
(6)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13888).
(7)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2002 (File No. 1-13888).
(8)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2001 (File No. 1-3888).
(9)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2004 (File No. 1-13888).

(10)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-13888).
(11)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2005 (File No. 1-13888).
(12)	Incorporated by reference to the Registration Statement of the registrant on Form S-3 (Registration No. 333-108039).
(13)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-13888).
(14)	Incorporated by reference to the Current Report of the registrant on Form 8-K filed on September 6, 2005 (File No. 1-13888).
(15)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13888).
(16)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2006 (File No. 1-13888).
(17)	Incorporated by reference to the Annual Report of the registrant on Form 10-K for the year ended December 31, 2007 (File No. 1-13888).
(18)	Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-13888).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

February 25, 2009	By:	/s/ CRAIG S. SHULAR
Craig S. Shular

	Title:	Chief Executive Officer, President, and Chairman of the Board

	By:	/s/ MARK R. WIDMAR
Mark R. Widmar
	Title:	Chief Financial Officer and Vice President

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

Signatures	Title	Date

/s/ CRAIG S. SHULAR Craig S. Shular	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)	February 25, 2009

/s/ MARK R. WIDMAR Mark R. Widmar	Chief Financial Officer and Vice President (Principal Financial Officer)	February 25, 2009

/s/ MARY B. CRANSTON Mary B. Cranston	Director	February 25, 2009

/s/ HAROLD E. LAYMAN Harold E. Layman	Director	February 25, 2009

/s/ FERRELL P. MCCLEAN Ferrell P. McClean	Director	February 25, 2009

Signatures	Title	Date

/s/ MICHAEL C. NAHL Michael C. Nahl	Director	February 25, 2009

/s/ FRANK A. RIDDICK, III Frank A. Riddick, III	Director	February 25, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.3.1	Form of Amendment to Restricted Stock Agreements 2005-2007 (2005 LTIP Version).

10.5.1	Amendment No. 1 GrafTech International Ltd. Incentive Compensation Plan dated December 29, 2008.

10.10.0	GrafTech International Holdings Inc. Compensation Deferral Program as amended and restated (December 29, 2008).

10.11.1	Amendment No. 1 to GrafTech International Ltd. 2005 Equity Incentive Plan dated December 29, 2008.

10.14.1	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 U.S. 2.99 Version).

10.15.1	Form of IRS 409A Amendment to Severance Compensation Agreement for senior management (December 2008 International 2.99 Version).

21.1.0	List of subsidiaries of GrafTech International Ltd.

23.1.0	Consent of PricewaterhouseCoopers LLP.

24.1.0	Powers of Attorney (included on signature pages).

31.1.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer and President.

31.2.0	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Chief Financial Officer.

32.1.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Craig S. Shular, Chief Executive Officer and President.

32.2.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark R. Widmar, Chief Financial Officer.