Form 10-Q
period 2009-03-31
GRAFTECH INTERNATIONAL LTD
filed 2009-04-30
CIK 931148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of April 28, 2009, 120,257,860 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	At December 31, 2008	At March 31, 2009
	(as adjusted— see Note 4)
ASSETS
Current Assets:
Cash and cash equivalents	$11,664	$6,113
Accounts and notes receivable, net of allowance for doubtful accounts of $4,110 at December 31, 2008 and $5,274 at March 31, 2009	146,986	91,452
Inventories	290,397	279,481
Prepaid expenses and other current assets	14,376	5,545

Total current assets	463,423	382,591

Property, plant and equipment	873,932	866,582
Less: accumulated depreciation	536,562	532,894

Net property, plant and equipment	337,370	333,688
Deferred income taxes	1,907	17,620
Goodwill	7,166	6,977
Other assets	12,887	12,236
Investment in non-consolidated affiliate	118,925	120,015
Restricted cash	1,451	1,391

Total assets	$943,129	$874,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,132	$32,255
Interest payable	953	470
Short-term debt	9,347	11,985
Accrued income and other taxes	34,861	39,818
Other accrued liabilities	140,330	86,336

Total current liabilities	240,623	170,864

Long-term debt:
Principal value	50,328	65,161
Fair value adjustments for hedge instruments	191	178
Unamortized bond premium	38	36

Total long-term debt	50,557	65,375

Other long-term obligations	118,272	114,752
Deferred income taxes	29,087	26,564
(see Contingencies – Note 15)
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 150,000,000 shares authorized, 122,634,854 shares issued at December 31, 2008 and 123,132,983 shares issued at March 31, 2009	1,226	1,231
Additional paid-in capital	1,290,381	1,291,141
Accumulated other comprehensive loss	(355,960)	(372,886)
Accumulated deficit	(317,752)	(309,283)
Less: cost of common stock held in treasury, 3,974,345 shares at December 31, 2008 and March 31, 2009	(112,511)	(112,511)
Less: common stock held in employee benefit and compensation trusts, 55,728 shares at December 31, 2008 and 51,206 shares at March 31, 2009.	(794)	(729)

Total stockholders’ equity	504,590	496,963

Total liabilities and stockholders’ equity	$943,129	$874,518

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2009
	(as adjusted— see Note 4)
Net sales	$290,002	$134,026
Cost of sales	181,901	101,932

Gross profit	108,101	32,094

Research and development	2,265	2,068
Selling and administrative expenses	22,591	21,635
Restructuring charges	152	(32)

Operating income	83,093	8,423

Equity in earnings of non-consolidated affiliate	—	(1,212)
Other expense (income), net	21,035	(5,534)
Interest expense	7,650	1,647
Interest income	(372)	(117)

Income before provision for income taxes	54,780	13,639
Provision for income taxes	18,096	5,170

Net income	$36,684	$8,469

Basic income per common share:
Net income per share	$0.36	$0.07
Weighted average common shares outstanding	102,274	118,956

Diluted income per common share:
Net income per share	$0.34	$0.07
Weighted average common shares outstanding	117,599	119,245

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2009
	(as adjusted— see Note 4)
Cash flow from operating activities:
Net income	$36,684	$8,469
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,558	8,028
Deferred income taxes	887	1,686
Equity in earnings of non-consolidated affiliate	—	(1,212)
Currency losses (gains)	16,235	(9,161)
Post-retirement and pension plan changes	453	1,415
Stock based compensation	1,161	517
Interest expense	3,034	329
Other charges, net	3,666	5,514
Dividends from non-consolidated affiliate	—	122
(Increase) decrease in working capital *	(5,723)	1,608
Decrease (increase) in long-term assets and liabilities	2,223	(2,991)

Net cash provided by operating activities	67,178	14,324

Cash flow from investing activities:
Capital expenditures	(9,389)	(12,637)
Gain (loss) from derivative instruments	224	(419)
Proceeds from sale of assets	51	17
(Increase) decrease in restricted cash	(176)	60

Net cash used in investing activities	(9,290)	(12,979)

Cash flow from financing activities:
Short-term debt borrowings, net	15,887	3,597
Revolving Facility borrowings	70,625	62,975
Revolving Facility reductions	(66,677)	(48,000)
Long-term debt reductions	(124,663)	(129)
Excess tax benefit from stock-based compensation	53	10
Supply chain financing	—	(24,696)
Long-term financing obligations	(31)	(275)
Purchase of treasury shares	(1,003)	(14)
Proceeds from exercise of stock options	167	54

Net cash used in financing activities	(105,642)	(6,478)

Net decrease in cash and cash equivalents	(47,754)	(5,133)
Effect of exchange rate changes on cash and cash equivalents	(13)	(418)
Cash and cash equivalents at beginning of period	54,741	11,664

Cash and cash equivalents at end of period	$6,974	$6,113

* Net change in working capital due to the following components:

(Increase) decrease in current assets:
Accounts and notes receivable	$(25,953)	$69,092
Effect of factoring on accounts receivable	30,618	(15,869)
Inventories	3,493	4,049
Prepaid expenses and other current assets	884	409
Decrease in accounts payable and accruals	(6,982)	(55,584)
Decrease in interest payable	(7,650)	(483)
Restructuring payments	(133)	(6)

Increase in working capital	$(5,723)	$1,608

See accompanying Notes to Consolidated Financial Statements

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Interim Financial Presentation

These interim Consolidated Financial Statements are unaudited; however, in the opinion of management, they have been prepared in accordance with Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the accompanying Notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”). The year-end Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, and has been adjusted to reflect the change in accounting as described in Note 4.

The unaudited consolidated financial statements reflect all adjustments (all of which are of a normal, recurring nature) which management considers necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

Certain amounts for 2008 were reclassified to conform to the 2009 presentation.

(2) New Accounting Standards

Recently Adopted Accounting Standards

In January 2009, we adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. Even though we extinguished our cash-settleable convertible debentures in June 2008, we were required to apply FSP APB 14-1 retrospectively to our previously issued financial statements for the periods in which the convertible debentures were outstanding. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. The effect and disclosures required by the adoption of FSP APB 14-1 are included in Note 4.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Under this FSP, if our instruments granted in share-based payment transactions are determined to be participating securities prior to vesting, we are required to use the two-class method of calculating earnings per share as described in SFAS No. 128, Earnings per Share, and to adjust our prior period earnings per share calculations. We adopted this FSP in 2009 and determined there was no material impact on our consolidated financial statements.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2008 the FASB approved FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. The FSP also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date. The adoption of FSP FAS 142-3 did not have a material impact to our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The statement amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 is effective for our fiscal and interim period financial statements beginning 2009. The disclosures required by this statement are included in Note 18.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. The statement, which replaces Statement 141, Business Combinations, substantially changes the accounting for and reporting of business combinations including (i) expanding the definition of a business and a business combination; (ii) requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; (iii) requiring acquisition-related transaction and restructuring costs to be expensed rather than accounted for as acquisition costs; and (iv) requiring reversal of valuation allowances related to deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. We will apply this statement prospectively to business combinations for which the acquisition date is after January 1, 2009.

As of January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB approved FSP FAS 157-2, Effective Date of FASB Statement No. 157, that permitted companies to partially defer the effective date of SFAS No. 157, until fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP FAS 157-2 did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We applied the provisions of Statement 157 to our nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption did not have a material impact on our consolidated financial statements.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Standards

The FASB recently announced that on July 1, 2009, the FASB Accounting Standards Codification is expected to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles, superseding existing FASB, AICPA, EITF, and related literature. After July 1, 2009, only one level of authoritative GAAP will exist, excluding the guidance issued by the Securities Exchange Commission (“SEC”). The Codification does not change GAAP; instead, it introduces a new structure – arranged within Topics, Subtopics, Sections, and Subsections.

In December 2008, the FASB approved FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures include how investment allocation decisions are made; information about major categories of plan assets, significant concentrations of risks within plan assets, and fair value measurements of plan assets. Our effective date is December 31, 2009; we are not required to present the disclosures for prior periods.

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R), an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it.

On April 9, 2009, the FASB approved FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment.

FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption.

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 9, 2009, the FASB also approved FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption.

On April 13, 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 111 that amends Topic 5.M. entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. This SAB maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.

(3) Stock-Based Compensation

In the three months ended March 31, 2008 and 2009, we recognized $1.2 million and $0.5 million, respectively, in stock-based compensation expense. A majority of the expense, $1.1 million and $0.5 million respectively, was recorded as selling and administrative expenses in the Consolidated Statement of Operations, with the remaining expense recorded as cost of sales and research and development.

As of March 31, 2009, the total compensation cost related to the non-vested restricted stock and stock options not yet recognized was $3.9 million and will be recognized over the weighted average life of 1.43 years.

During 2008, we approved an additional performance share award program under our long-term incentive plan. Under this program, a maximum of 597,000 shares of performance shares, which represent the right to receive shares contingent upon the achievement of one or more performance measures, will be issued to eligible employees. These new awards are both service and performance based. Eligible employees must remain employed with the company for a three year period, which began in the first quarter of 2009, and also meet specific performance targets established for each year for the awards to vest. If performance targets are not met at a minimum of a 50% level, the employees forfeit their awards for that specific annual grant. The maximum number of shares that can be earned, 597,000, is based on meeting the targets at a 150% of target level for all three years. The performance targets 2009 were established in February. We recognized expense of $0.1 million in the three months ended March 31, 2009 related to these awards, which assumes the 2009 targets will be met at a 100% target level.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock activity under the plans for the three months ended March 31, 2009 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2009	640,152	$9.05
Granted	287,905	8.39
Vested	(340,170)	9.46
Forfeited	(5,866)	8.00

Outstanding unvested at March 31, 2009	582,021	$8.50

Stock option activity under the plans for the three months ended March 31, 2009 was as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2009	1,359,238	$8.84
Granted	—	—
Vested	—	—
Exercised	(10,000)	5.35
Forfeited	(5,000)	17.81

Outstanding at March 31, 2009	1,344,238	$8.83

(4) Adoption of FSP APB 14-1

On July 22, 2004, GTI issued $225.0 million aggregate principal amount of Debentures. The Debentures were scheduled to mature on January 15, 2024, unless earlier converted, redeemed or repurchased. On May 30, 2008, we called for the redemption of the $225.0 million outstanding principal amount of the Debentures.

On June 13, 2008, the redemption date, the Debenture holders who exercised their conversion rights received 60.3136 shares of our common stock for each $1,000 principal amount of Debentures on conversion, together with a make-whole payment totaling $9.0 million, which represented the present value of all remaining scheduled payments of interest on the redeemed Debentures from the date of conversion through January 15, 2011.

We also made payment of $0.2 million to the Debenture holders who did not exercise their conversion rights and opted to receive a redemption price in cash equal to 100% of the principal plus accrued but unpaid interest until the redemption date. These Debenture holders received the make-whole value in shares.

As mentioned in Note 2, we were required to retrospectively change our method of accounting for the Debentures during the period they were outstanding to comply with FSP APB 14-1. Under this FSP, we separated the Debentures into two accounting components:

1.	a debt component, representing the fair value of the Debentures if they had no conversion rights, and

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	an equity component, representing the difference between the proceeds from the issuance of the Debentures and their fair value.

The amount allocated to the equity component was accounted for as debt discount. We also allocated the transaction costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively.

Debt discount and debt issuance costs not allocated to equity were amortized over the period to the first conversion date (7 years) using the interest method and recorded as interest expense. Because the amounts allocated to equity were not deductible for income tax purposes we recorded the tax effects as adjustments to additional paid-in capital.

The effect of the adoption of the FSP on our balance sheet at December 31, 2008, and our statement of operations for the three months ended March 31, 2008 follows (dollars in thousands):

	Previously reported	Retrospectively Adjusted
Balance Sheet as of December 31, 2008
Additional paid-in capital	1,268,980	1,290,381
Accumulated deficit	(296,351)	(317,752)
Statement of Operations for the three months ended March 31, 2008
Interest expense	5,686	7,650
Income from continuing operations	56,744	54,780
Net income	38,648	36,684
Basic income per common share	0.38	0.36
Diluted income per common share	0.34	0.34

There was no impact to provision for income taxes due to valuation allowances.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Earnings Per Share

The following table shows the information used in the calculation of our basic and diluted earnings per share as of March 31:

	For the Three Months Ended March 31,
	2008	2009
	(Dollars in thousands, except share data)
Net income, as reported	$36,684	$8,469
Add: Interest on Debentures, net of tax benefit	916	—
Add: Amortization of Debentures discount and issuance costs, net of tax benefit	2,395	—

Net income, as adjusted	$39,995	$8,469

Weighted average common shares outstanding for basic calculation	102,274,038	118,955,516
Add: Effect of stock options and restricted stock	1,754,328	289,057
Add: Effect of Debentures	13,570,560	—

Weighted average common shares outstanding for diluted calculation	117,598,926	119,244,573

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 1,945,313 and 1,190,703 shares for the three months ended March 31, 2008 and 2009, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

(6) Segment Reporting

Our businesses are reported in the following reportable segments:

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize financial information concerning our reportable segments.

	For the Three Months Ended March 31,
	2008	2009
	(Dollars in thousands)
Net sales to external customers:
Industrial materials	$248,289	$104,521
Engineered solutions	41,713	29,505

Total net sales	$290,002	$134,026

Segment operating income:
Industrial materials	$74,665	$6,788
Engineered solutions	8,428	1,635

Total operating income	$83,093	$8,423

Reconciliation of operating income to income before provision for income taxes
Equity in earnings of non-consolidated affiliate	—	(1,212)
Other expense (income), net	21,035	(5,534)
Interest expense	7,650	1,647
Interest income	(372)	(117)

Income before provision for income taxes	$54,780	$13,639

(7) Investment in Non-Consolidated Affiliate

On June 30, 2008, we acquired 100% of the common stock of Falcon-Seadrift Holding Corp., now named GrafTech Seadrift Holding Corp. (“GTSD”). The principal asset of GTSD is limited partnership units constituting approximately 18.9% of the equity interests of Seadrift Coke L.P. (“Seadrift”); a privately-held producer of needle coke, the primary raw material used in the manufacture of graphite electrodes. The substance of the transaction was the acquisition of an asset, the limited partnership units. The cost of our acquisition was $136.5 million of which $135.0 million was paid in cash.

We perform an assessment of our investment in Seadrift for impairment whenever changes in the facts and circumstances indicate that a loss in value has occurred (a “triggering event”), which is other than temporary. Because Seadrift is privately-held, we determine the fair value based upon the present value of expected future cash flows using discount rates commensurate with the risks of the investment.

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

Given the current economic environment and the uncertainties regarding the impact on steel producers and their suppliers, including Seadrift, there can be no assurances that our estimates and assumptions regarding the fair value of Seadrift will prove to be accurate. If the assumptions regarding forecasted revenue, growth rates, and expected profitability are not achieved, we may be required to record additional impairment charges in future periods.

We determined that no triggering event occurred in the quarter ended March 31, 2009. It is not possible at this time to determine if a triggering event may occur in the future and if any such triggering event would result in a loss of value that is other than temporary.

Our equity earnings are based on Seadrift’s results of operations with a one-month lag because its accounting close cycle and preparation of financial statements occurs subsequent to our reporting deadline. We include an estimate for the effect of Seadrift’s LIFO inventory accounting on interim periods. Our statement of operations includes income of $1.2 million which represents our equity in the earnings of Seadrift for the first quarter, on a one-month lag, of $2.5 million income, as well as the amortization of the difference between our cost of the investment and the net assets of Seadrift assigned to the long-lived assets of $1.3 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Other Expense (Income), Net

The following table presents an analysis of other expense (income), net:

	For the Three Months Ended March 31,
	2008	2009
	(Dollars in thousands)
Currency losses (gains)	$15,464	$(6,351)
Loss on extinguishment of debt	4,725	—
Gain on the disposal of fixed assets	(48)	(17)
Bank and other financing fees	445	505
Loss on the sale of accounts receivable	340	78
Other	109	251

Total other expense (income), net	$21,035	$(5,534)

We have non-dollar-denominated intercompany loans between GrafTech Finance and certain of our foreign subsidiaries. At December 31, 2008 and March 31, 2009, the aggregate principal amount of these loans was $558.4 million and $533.8 million, respectively (based on currency exchange rates in effect at such dates). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The loans remaining are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the Consolidated Statements of Operations. For the three months ended March 31, 2008 and 2009, we had a net total of $15.5 million of currency losses and $6.4 million of currency gains, respectively, due to the remeasurement of intercompany loans and the effect of transaction gains and losses related to foreign subsidiaries whose functional currency is the US dollar.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Benefit Plans

The components of our consolidated net pension and postretirement cost are set forth in the following table:

	Pension Benefits		Postretirement Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2008	2009	2008	2009
	(Dollars in thousands)
Service cost	$246	$157	$120	$93
Interest cost	2,890	2,619	554	554
Expected return on plan assets	(3,254)	(2,909)	—	—
Amortization of transition obligation	(22)	2	—	—
Amortization of prior service cost (benefit)	34	11	(332)	(319)
Amortization of unrecognized loss	497	319	1,051	967
Settlement	171	41	—	—

Net cost	$562	$240	$1,393	$1,295

(10) Long-Term Debt and Liquidity

The following table presents our long-term debt:

	At December 31, 2008	At March 31, 2009
	(Dollars in thousands)
Revolving Facility	$30,000	$44,975

Senior Notes:
Senior Notes due 2012	19,906	19,906
Fair value adjustments for terminated hedge instruments*	191	178
Unamortized bond premium	38	36

Total Senior Notes	20,135	20,120

Other European debt	422	280

Total	$50,557	$65,375

*	Fair value adjustments for terminated hedge instruments will be amortized as a credit to interest expense over the remaining term of the Senior Notes.

In the three months ended March 31, 2008, we redeemed a total of $125 million of the outstanding principal amount of the 10 1/4% Senior Notes, due 2012, at 103.417% plus accrued interest. In connection with this redemption, we incurred a $4.7 million loss on the extinguishment of debt.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Inventories

Inventories are comprised of the following:

	At December 31, 2008	At March 31, 2009
	(Dollars in thousands)
Inventories:
Raw materials and supplies	$130,615	$119,541
Work in process	111,995	110,617
Finished goods	49,895	51,110

	292,505	281,268
Excess and obsolete reserves	(2,108)	(1,787)

	$290,397	$279,481

During the three months ended March 31, 2009, we recorded a $7.2 million charge to cost of goods sold under the provisions of SFAS No. 151, Inventory Costs – an amendment of APB No. 43, Chapter 4. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) to be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The $7.2 million impact was attributable to adjustments of fixed production overheads to the costs of conversion based on normal capacity versus actual levels, due to production levels below normal capacity in the first quarter.

(12) Interest Expense

The following table presents an analysis of interest expense:

	For the Three Months Ended March 31,
	2008	2009
	(Dollars in thousands)
Interest incurred on debt	$4,831	$1,264
Amortization of fair value adjustments for terminated hedge instruments	(71)	(13)
Amortization of debt issuance costs	625	345
Amortization of premium on Senior Notes	(14)	(3)
Amortization of discount on Debentures	2,205	—
Interest incurred on other items	74	54

Total interest expense	$7,650	$1,647

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) Other Comprehensive Income

Other comprehensive income consisted of the following:

	For the Three Months Ended March 31,
	2008	2009
	(Dollars in thousands)
Net income	$36,684	$8,469
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(23,605)	17,020
Amortization of prior service costs and unrecognized gains and losses, net of tax	(1,229)	41
Natural gas derivatives and other, net of tax	(247)	(135)

Total comprehensive income	$11,603	$25,395

(14) Supply Chain Financing

During 2008, we entered into a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assigned our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under standard payment terms and then immediately resells it to us under longer payment terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier. Our payment to the financing party for this needle coke includes a mark up (the “Mark Up”). The Mark Up is a premium expressed as a percentage of the purchase price, and is subject to quarterly reviews. This arrangement helps us to maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. Based on the terms of the arrangement, the total amount that we owe to the financing party may not exceed $49.3 million at any point in time.

Based on the guidance of SFAS 49, Accounting for Product Financing Arrangements, we record the inventory once title and risk of loss transfers from the supplier to the financing party. During the three months ended March 31, 2009, we purchased $5.4 million of inventory under this agreement, and made payments to the financing party of $50.6 million for purchases made during 2008, including $0.6 million related to the Mark Up.

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product Warranties

We generally sell products with a limited warranty. We accrue for known warranty claims if a loss is probable and can be reasonably estimated. We also accrue for estimated warranty claims incurred based on a historical claims charge analysis. Claims accrued but not yet paid amounted to $0.9 million at December 31, 2008 and $1.4 million at March 31, 2009. The following table presents the activity in this accrual for the three months ended March 31, 2009:

(Dollars in Thousands)
Balance at January 1, 2009	$913
Product warranty charges	752
Payments and settlements	(221)

Balance at March 31, 2009	$1,444

(16) Financial Information About the Issuer, the Guarantors of Our Debt Securities and Subsidiaries Whose Securities Secure the Senior Notes and Related Guarantees

On February 15, 2002, GrafTech Finance (“Finco”), a direct subsidiary of GTI (the “Parent”), issued $400 million aggregate principal amount of Senior Notes and, on May 6, 2002, $150 million aggregate principal amount of additional Senior Notes. All of the Senior Notes have been issued under a single Indenture and constitute a single class of debt securities. The Senior Notes mature on February 15, 2012. The Senior Notes have been guaranteed on a senior basis by the Parent and the following wholly-owned direct and indirect subsidiaries of the Parent: GrafTech Global, GrafTech International Holdings Inc., GrafTech International Trading Inc., and GrafTech Technology LLC. The Parent, Finco and these subsidiaries together hold a substantial majority of our U.S. assets.

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

In June 2008 the entire outstanding principal amount of the Debentures were either converted into shares of common stock or redeemed and the obligations of the guarantors of the Debentures were released. The guarantees of the Senior Notes remain in full force and effect.

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

Provisions in the Revolving Facility restrict the payment of dividends by our subsidiaries to the Parent. At March 31, 2009, retained earnings of our subsidiaries subject to such restrictions were approximately $1,257 million. Investments in subsidiaries are recorded on the equity basis.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth condensed consolidating balance sheets at December 31, 2008 and March 31, 2009 and condensed consolidating statements of operations and cash flows for the three months ended March 31, 2008 and 2009 of the Parent, Finco, all other U.S. Guarantors and the Non-Guarantors.

Condensed Consolidating Balance Sheet

at December 31, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$131	$713	$341	$10,479	$—	$11,664
Intercompany loans	—	244,463	—	684,297	(928,760)	—
Intercompany accounts receivable	—	9,846	—	9,880	(19,726)	—
Accounts receivable - third party	—	—	26,783	120,203	—	146,986

Accounts and notes receivable, net	—	254,309	26,783	814,380	(948,486)	146,986
Inventories	—	—	56,091	234,306	—	290,397
Prepaid expenses and other current assets	—	13	9,040	5,323	—	14,376

Total current assets	131	255,035	92,255	1,064,488	(948,486)	463,423

Property, plant and equipment, net	—	—	84,178	253,192	—	337,370
Deferred income taxes	—	—	—	1,907	—	1,907
Intercompany loans	—	558,433	—	—	(558,433)	—
Investments in affiliates	504,459	—	512,097	—	(1,016,556)	—
Goodwill	—	—	—	7,166	—	7,166
Other assets	—	2,355	5,155	5,377	—	12,887
Investment in non-consolidated affiliate	—	—	118,925	—	—	118,925
Restricted cash	—	—	—	1,451	—	1,451

Total assets	$504,590	$815,823	$812,610	$1,333,581	$(2,523,475)	$943,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$9,032	$46,100	$—	$55,132
Interest payable	—	943	—	10	—	953
Intercompany loans	—	694,177	237,645	16,664	(948,486)	—
Third party loans	—	6,700	—	2,647	—	9,347

Short-term debt	—	700,877	237,645	19,311	(948,486)	9,347
Accrued income and other taxes	—	—	4,838	30,023	—	34,861
Other accrued liabilities	—	685	37,734	101,911	—	140,330

Total current liabilities	—	702,505	289,249	197,355	(948,486)	240,623

Long-term debt	—	50,135	—	422	—	50,557
Intercompany loans	—	—	—	558,433	(558,433)	—
Other long-term obligations	—	—	75,945	42,327	—	118,272
Deferred income taxes	—	—	6,140	22,947	—	29,087
Stockholders’ equity	504,590	63,183	441,276	512,097	(1,016,556)	504,590

Total liabilities and stockholders’ equity	$504,590	$815,823	$812,610	$1,333,581	$(2,523,475)	$943,129

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

at March 31, 2009

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$141	$814	$(61)	$5,219	$—	$6,113
Intercompany loans	—	230,806	7,413	633,058	(871,277)	—
Intercompany accounts receivable	—	8,869	(612)	10,877	(19,134)	—
Accounts receivable - third party	—	—	24,954	66,498	—	91,452

Accounts and notes receivable, net	—	239,675	31,755	710,433	(890,411)	91,452
Inventories	—	—	57,244	222,237	—	279,481
Prepaid expenses and other current assets	—	125	734	4,686	—	5,545

Total current assets	141	240,614	89,672	942,575	(890,411)	382,591

Property, plant and equipment, net	—	—	84,495	249,193	—	333,688
Deferred income taxes	—	—	10,662	6,958	—	17,620
Intercompany loans	—	533,775	—	—	(533,775)	—
Investments in affiliates	496,822	—	485,788	—	(982,610)	—
Goodwill	—	—	—	6,977	—	6,977
Other assets	—	2,009	5,004	5,223	—	12,236
Investment in non-consolidated affiliate	—	—	120,015	—	—	120,015
Restricted cash	—	—	—	1,391	—	1,391

Total assets	$496,963	$776,398	$795,636	$1,212,317	$(2,406,796)	$874,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$6,446	$25,809	$—	$32,255
Interest payable	—	463	1	6	—	470
Intercompany loans	—	642,761	226,432	20,044	(889,237)	—
Third party loans	—	7,300	—	4,685	—	11,985

Short-term debt	—	650,061	226,432	24,729	(889,237)	11,985
Accrued income and other taxes	—	—	16,849	24,181	(1,212)	39,818
Other accrued liabilities	—	600	34,233	51,503	—	86,336

Total current liabilities	—	651,124	283,961	126,228	(890,449)	170,864

Long-term debt	—	65,095	—	280	—	65,375
Intercompany loans	—	—	—	533,737	(533,737)	—
Other long-term obligations	—	—	74,817	39,935	—	114,752
Deferred income taxes	—	—	215	26,349	—	26,564
Stockholders’ equity	496,963	60,179	436,643	485,788	(982,610)	496,963

Total liabilities and stockholders’ equity	$496,963	$776,398	$795,636	$1,212,317	$(2,406,796)	$874,518

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended March 31, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$58,501	$231,501	$—	$290,002
Cost of sales	—	—	66,862	115,039	—	181,901

Gross profit	—	—	(8,361)	116,462	—	108,101
Research and development	—	—	2,266	(1)	—	2,265
Selling, administrative, and other expenses	—	—	14,271	8,320	—	22,591
Restructuring charges	—	—	(2)	154	—	152

Operating income	—	—	(24,896)	107,989	—	83,093

Other (income) expense, net	—	7,782	3,174	(12,054)	22,133	21,035
Interest expense	3,316	12,385	3,882	10,200	(22,133)	7,650
Interest income	—	(199)	—	(173)	—	(372)

Income (loss) before provision for (benefit from) income taxes	(3,316)	(19,968)	(31,952)	110,016	—	54,780
Provision for (benefit from) income taxes	–	280	2,968	14,848	—	18,096

Income (loss)	(3,316)	(20,248)	(34,920)	95,168	—	36,684
Equity (deficit) in earnings of subsidiaries	40,000	—	95,168	—	(135,168)	—

Net income (loss)	$36,684	$(20,248)	$60,248	$95,168	$(135,168)	$36,684

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations

for the Three Months Ended March 31, 2009

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$—	$—	$49,050	$84,976	$—	$134,026
Cost of sales	—	—	40,384	61,548	—	101,932

Gross profit	—	—	8,666	23,428	—	32,094
Research and development	—	—	2,054	14	—	2,068
Selling, administrative, and other expenses	—	—	12,402	9,233	—	21,635
Restructuring charges	—	—	—	(32)	—	(32)

Operating income	—	—	(5,790)	14,213	—	8,423
Equity in earnings of non-consolidated affiliate	—	—	(1,212)	—	—	(1,212)

Other (income) expense, net	—	(7,617)	(8,021)	(8,934)	19,038	(5,534)
Interest expense	—	10,705	1,328	8,652	(19,038)	1,647
Interest income	—	—	—	(117)	—	(117)

Income (loss) before provision for (benefit from) income taxes	—	(3,088)	2,115	14,612	—	13,639
Provision for (benefit from) income taxes	—	—	2,396	2,774	—	5,170

Income (loss)	—	(3,088)	(281)	11,838	—	8,469
Equity (deficit) in earnings of subsidiaries	8,469	—	11,838	—	(20,307)	—

Net income (loss)	$8,469	$(3,088)	$11,557	$11,838	$(20,307)	$8,469

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Three Months Ended March 31, 2008

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income (loss)	$36,684	$(20,248)	$60,248	$95,168	$(135,168)	$36,684
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	—	—	1,524	7,034	—	8,558
Deferred income taxes	—	—	1,918	(1,031)	—	887
Currency losses	—	16,235	—	—	—	16,235
Post-retirement and pension plan changes	—	—	—	453	—	453
Interest expense	1,922	1,112	—	—	—	3,034
Stock-based compensation	1,161	—	—	—	—	1,161
Other (credits) charges, net	86,622	(513,178)	(58,010)	385,658	102,574	3,666
(Increase) decrease in working capital	(914)	(4,402)	(7,396)	(137,723)	144,712	(5,723)
Long-term assets and liabilities	—	—	3,382	(1,159)	—	2,223

Net cash provided by operating activities	125,475	(520,481)	1,666	348,400	112,118	67,178
Cash flow from investing activities:
Inter-company loans receivable/payable/debt	—	485,780	—	(373,637)	(112,143)	—
Capital expenditures	—	—	(1,697)	(7,692)	—	(9,389)
Proceeds from sale of assets	—	—	31	20	—	51
Increase in restricted cash	—	—	—	(176)	—	(176)
Proceeds from derivative instruments	—	224	—	—	—	224

Net cash used in investing activities	—	486,004	(1,666)	(381,485)	(112,143)	(9,290)
Cash flow from financing activities:
Short-term debt borrowings (reductions), net	—	—	—	15,887	—	15,887
Revolving Facility borrowings	—	70,625	—	—	—	70,625
Revolving Facility reductions	—	(66,677)	—	—	—	(66,677)
Long term debt reductions	(124,663)	—	—	—	—	(124,663)
Proceeds from exercise of stock options	167	—	—	—	—	167
Excess tax benefit from stock-based compensation	53	—	—	—	—	53
Long-term financing obligations	—	—	—	(31)	—	(31)
Purchase of treasury shares	(1,003)	—	—	—	—	(1,003)

Net cash provided by financing activities	(125,446)	3,948	—	15,856	—	(105,642)
Net increase (decrease) in cash and cash equivalents	29	(30,529)	—	(17,229)	(25)	(47,754)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(13)	—	(13)
Cash and cash equivalents at beginning of period	168	31,021	—	23,670	(118)	54,741

Cash and cash equivalents at end of period	$197	$492	$—	$6,428	$(143)	$6,974

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows

for the Three Months Ended March 31, 2009

	Parent (Guarantor of Senior Notes)	Finco (Issuer of Senior Notes)	All Other U.S. Guarantors	Non- Guarantors	Consolidation/ Eliminations	Consolidated
	(Dollars in thousands)
Cash flow from operating activities:
Net income (loss)	$8,469	$(3,088)	$11,557	$11,838	$(20,307)	$8,469
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	—	—	1,638	6,390	—	8,028
Deferred income taxes	—	—	2,256	(570)	—	1,686
Equity in earnings of non-consolidated affiliate	—	—	(1,212)	—	—	(1,212)
Currency losses	—	—	—	(9,161)	—	(9,161)
Post-retirement and pension plan changes	—	—	954	461	—	1,415
Stock-based compensation	517	—	—	—	—	517
Interest expense	—	342	(13)	—	—	329
Other (credits) charges, net	(9,026)	(12,718)	9,574	(61,348)	79,032	5,514
Dividends from non-consolidated affiliate	—	—	122	—	—	122
(Increase) decrease in working capital	—	13,954	(12,383)	58,762	(58,725)	1,608
Long-term assets and liabilities	—	—	(1,470)	(1,521)	—	(2,991)

Net cash provided by operating activities	(40)	(1,510)	11,023	4,851	—	14,324

Cash flow from investing activities:
Inter-company loans receivable/payable/debt	—	(12,945)	(10,325)	23,270	—	—
Capital expenditures	—	—	(2,142)	(10,495)	—	(12,637)
Natural gas derivatives	—	(419)	—	—	—	(419)
Proceeds from the sale of assets	—	—	10	7	—	17
Change in restricted cash	—	—	—	60	—	60

Net cash used in investing activities	—	(13,364)	(12,457)	12,842	—	(12,979)

Cash flow from financing activities:
Short-term debt borrowings (reductions), net	—	—	1,032	2,565	—	3,597
Revolving Facility borrowings	—	62,975	—	—	—	62,975
Revolving Facility reductions	—	(48,000)	—	—	—	(48,000)
Long-term debt reductions	—	—	—	(129)	—	(129)
Excess tax benefit	10	—	—	—	—	10
Supply chain financing	—	—	—	(24,696)	—	(24,696)
Long term financing obligations	—	—	—	(275)	—	(275)
Purchase of treasury shares	(14)	—	—	—	—	(14)
Purchase of treasury shares	54	—	—	—	—	54

Net cash provided by financing activities	50	14,975	1,032	(22,535)	—	(6,478)

Net increase (decrease) in cash and cash equivalents	10	101	(402)	(4,842)	—	(5,133)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(418)	—	(418)
Cash and cash equivalents at beginning of period	131	713	341	10,479	—	11,664

Cash and cash equivalents at end of period	$141	$814	$(61)	$5,219	$—	$6,113

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(17) Income Taxes

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. To the extent we cannot reliably estimate annual projected taxes for a taxing jurisdiction, taxes on ordinary income for such a jurisdiction are reported in the period in which they are incurred. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to prior period uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment of the realizability of deferred tax assets.

Provision for income taxes was a charge of $5.2 million for the three months ended March 31, 2009 and $18.1 million for the three months ended March 31, 2008. The effective tax rates were 37.9% and 31.9% for the 3 months ended March 31, 2009 and 2008 respectively. The increase in the effective tax rate is due primarily due to jurisdictional shifts of income, and changes in the utilization of attributes and related valuation allowances.

Our cumulative year-to-date unrecognized tax benefits have increased by $1.6 million, primarily as a result of tax positions taken in a prior period. This would have an unfavorable impact on our effective rate, except for the fact that we are able to utilize attributes and release related valuations allowances against the majority of this amount. As of March 31, 2009, we had unrecognized tax benefits of $12.4 million, of which $12.4 million would have a favorable impact on our effective tax rate. It is reasonably possible that a reduction in a range of $5.0 million to $6.0 million of unrecognized tax benefits may occur within 12 months as a result of the expiration of statutes of limitation.

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

Our tax provisions for the three months ended March 31, 2009 and 2008 were primarily for taxes on our international income. We continue to adjust the tax provision rate through the establishment, or release, of non-cash valuation allowances attributable to the U.S. and certain foreign taxing jurisdictions, including foreign tax credit utilization. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires us to weigh both positive and negative evidence in determining whether a valuation allowance is required. Examples of positive evidence would include a strong earnings history, an event or events that would increase the Company’s taxable income through a continued reduction of expenses, and tax planning strategies that would indicate an ability to realize deferred tax assets. While the performance of these tax jurisdictions has improved significantly in recent quarters,

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and our interest expense has been significantly reduced through debt repayments during 2009 and 2008, we have determined that the valuation allowances relating to these jurisdictions’ deferred tax assets should continue to be maintained. The balance of significant positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required.

(18) Derivative Instruments

We use derivative instruments as part of our overall foreign currency and commodity risk management strategies to manage the risk of exchange rate movements that would reduce the value of our foreign cash flows and to minimize commodity price volatility. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the US Dollar. We do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months ended March 31, 2009 or 2008.

None of our derivative contracts contain provisions that would require us to provide collateral. Derivative contracts that we may enter into in the future may contain such provisions. We do not anticipate nonperformance by any or the counter-parties to our instruments.

The fair value of all derivatives is recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At March 31, 2009 and December 31, 2008, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in thousands)
As of March 31, 2009
Foreign currency contracts	Other current assets	$218	—	$—
Commodity contracts	—	—	Other current liabilities	1,362

Total fair value		$218		$1,362
As of December 31, 2008
Foreign currency contracts	Other current assets	$203	—	$—
Commodity contracts	—	—	Other current liabilities	1,511

Total fair value		$203		$1,511

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The location and amount of realized (gains) losses recognized in income on derivatives are as follows for the periods ended March 31:

		Amount of (Gain) Loss Recognized
		(Dollars in thousands)
Three months ended March 31,	Location	2009	2008
Foreign currency contracts	Cost of goods sold/Other (income) expense	$(540)	$—
Commodity contracts	Cost of goods sold	958	(109)

Foreign Currency Contracts

In 2008 and 2009, we entered into foreign exchange contracts as economic hedges of anticipated cash flows denominated in the Mexican peso and Brazilian real. These contracts were entered into to protect the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the US Dollar and either the Mexican peso or Brazilian real. As of March 31, 2009, we had outstanding Mexican peso and Brazilian real forward exchange contracts, with aggregate notional amounts of $10.0 million. The forward exchange contracts outstanding as of March 31, 2009 mature in June 2009. For the period ended March 31, 2009, gains related to these contracts were $0.5 million.

Commodity Forward Contracts

In 2008 and 2009, we entered into commodity forward contracts as economic hedges of exposure to variability of commodity prices for natural gas. These contracts were entered into to protect against the risk that the eventual cash flows related to purchases of natural gas will be adversely affected by future changes in prices. As of March 31, 2009 and December 31, 2008, we had outstanding natural gas commodity forward contracts with aggregate notional amounts of $2.5 million and $4.4 million, respectively. The commodity forward contracts outstanding as of March 31, 2009 have several maturity dates ranging from April to September 2009. For the three months ended March 31, 2009 losses related to these contracts were $1.0 million. For the three months ended March 31, 2008, gains related to these contracts were $0.1 million.

Both our foreign currency contract and our commodity contracts are treated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and are required to be measured at fair value on a recurring basis. With respect to the inputs used to determine the fair value, we use observable, quoted rates that are determined by active markets and therefore, classify the contracts as “Level 2” in accordance with the definition in SFAS No. 157.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Introduction to Part I, Item 2, and Part II, Item 1

Important Terms. We define various terms to simplify the presentation of information in this Report. These terms, which definitions are incorporated herein by reference, are defined in “Part I – Preliminary Notes – Important Terms” the Annual Report.

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

Forward Looking Statements and Risks. This Report contains forward looking statements. In addition, we or our representatives have made or may make forward looking statements on telephone or conference calls, by webcasts or emails, in person, in presentations or written materials, or otherwise. These include statements about such matters as: expected future or targeted operational and financial performance; growth rates and future production and sales of products that incorporate or that are produced using our products; changes in production capacity in our operations and our competitors’ or customers’ operations and the utilization rates of that capacity; growth rates for, future prices and sales of, and demand for our products and our customers products; costs of materials and production, including anticipated increases or decreases therein, our ability to pass on any such increases in our product prices or surcharges thereon, or customer or market demand to reduce our prices due to such decreases; changes in customer order patterns due to changes in economic conditions; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; investments and acquisitions that we have made or may make in the future and the performance of the businesses underlying such acquisitions and investments; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and payments; strategic plans and business projects; regional and global economic and industry market conditions, changes in such conditions and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance; consulting projects;

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

Our expectations and targets are not predictors of actual performance and historically our performance has deviated, often significantly, from our expectations and targets. Actual future events and circumstances (including future results and trends) could differ materially, positively or negatively, from those set forth in these statements due to various factors. These factors include:

•

the possibility that the challenging global economic conditions which continue to prevail may continue to depress or further decrease the demand for electric arc furnace (“EAF”) steel which may, in turn, decrease demand for our graphite electrodes;

•

the possibility that additions to capacity for producing EAF steel, increases in overall EAF steel production capacity, and increases or other changes in steel production may not occur or may not occur at the rates that we anticipate or may not be as geographically disbursed as we anticipate;

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

•

the possibility that increases or decreases in manufacturing capacity (including growth by producers in developing countries) for our engineered solutions segment’s products, competitive pressures (including changes in and the mix, distribution, and pricing of competitive products), technological development and changes in performance characteristics, increases or decreases in customer inventory levels, or other changes in the markets may occur, which may impact demand for, prices or unit and dollar volume sales of our engineered solutions products and growth or profitability of our engineered solutions business;

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

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	the possibility that current challenging economic conditions and economic demand reduction may continue impact our revenues and costs;

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

•

the possibility that the investments and acquisitions that we make or may make in the future may not be successfully integrated into our business or provide the performance or returns expected; the possibility that current global economic conditions and changes in the economy may materially impact the businesses underlying our acquisitions and investments, including their cash flow, liquidity, and sources of financing; that our investments and reported results may be materially impacted by the effect of such events on our acquisitions and investments; and that there may be further impairment of our investments;

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

Global and regional economic conditions remained relatively stable in the first half of 2008. In September 2008 it became apparent that the global economy was entering into difficult times due to the financial industry crisis, which have continued into 2009. Credit markets became frozen, liquidity diminished, business activity slowed at an extreme pace leading the global economy into its worst crisis in 60 years.

Due to the negative global economic situation and falling steel demand from key steel end-markets, such as automotive, construction, and appliances, we continue to see low global steel operating rates in the first quarter of 2009. According to published reports, the United States steel industry is currently operating at approximately 42% capacity utilization compared to 89% utilization for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Industrial materials demand is primarily linked with the global production of steel in an electric arc furnace and, to a lesser extent, with the total production of steel and certain other metals. During the three months ended March 31, 2009, global steel production and operating rates, excluding China, have decreased by 37% compared to the same period last year. China’s steel production increased by 1% during the three months ended March 31, 2009, contributing to a global steel production decrease of 23%.

EAF steel production has followed a similar trend as overall steel production. During the three months ended March 31, 2009, EAF steel production and operating rates, excluding China, have decreased by 33% compared to the same period last year. China’s EAF steel production increased by 1% during the three months ended March 31, 2009, contributing to an EAF steel production decrease of 29%.

Generally, changes in graphite electrode demand have tracked changes in EAF steel production. Because there has been significant inventory destocking by EAF steel manufacturers, the recent reduction in graphite electrode demand has generally preceded the EAF steel production cuts. As a result, we believe that graphite electrode industry operating rates will be significantly lower than EAF steel industry operating rates during periods of inventory destocking. We expect EAF steel customers will delay making new purchases until they significantly work down existing inventory levels, which we expect to happen sometime during the second half of 2009.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Outlook

Consensus among economists is that the global economic crisis is deepening, with slowdowns in major advanced economies has spread into major emerging markets. A contraction in growth rates is expected for advanced economies such as the United States and Europe. While in emerging countries such as China, India, and Brazil, economists expect very low growth compared with recent historical trends.

The challenging environment of the first quarter for our Industrial Materials business segment continues and we expect a similar scenario for at least the second quarter of 2009.

It is expected due to the financial crisis and global economic slowdown that much of the new EAF capacity projected to be started or completed in the 2009-2011 timeframe will be postponed. However, due to economic stimulus plans and infrastructure spending announcements around the world, we believe that there may be some benefit to the steel industry.

Because our engineered solutions business crosses many markets, the negative global economy impacts each market in varying degrees. We believe our engineered solutions products will be faced with reduced demand throughout 2009.

Economic conditions and the market environment continue to be extremely volatile and uncertain. As a result, we are not able to predict at this time an outlook for the full year 2009. However, we do expect:

•	Capital expenditures to be approximately $50 - $55 million; and

•	Depreciation expense of approximately $35 million

Our outlook could be significantly impacted by, among other things, factors described under “Preliminary Notes – Forward Looking Statements and Risk Factors” in this Report. For a more complete discussion of these and other factors, see “Risk Factors” in the Annual Report.

Results of Operations

Consolidated. Net sales of $134.0 million in the three months ended March 31, 2009 represented a $156.0 million or 53.8% decrease from net sales of $290.0 million in the three months ended March 31, 2008. Net sales for both of our operating segments decreased significantly, primarily due to lower demand resulting in lower volumes across all of our product lines. Volume decreases for our industrial materials segment accounted for $153.4 million of this decrease, caused by the drastic declines in demand for steel in the first quarter of 2009 compared to the first quarter of 2008, due in part to inventory destocking by our steel customers. Our engineered solutions segment also had significant volume decreases, which totaled $12.8 million. The strengthening of the US dollar compared to the Euro caused a further decrease in sales of $6.1 million across both segments. These decreases were slightly offset by a favorable price/mix increase of $17.9 million in the first quarter of 2009 compared to the first quarter of 2008.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cost of sales of $101.9 million in the three months ended March 31, 2009 represented an $80.0 million, or 44.0%, decrease from cost of sales of $181.9 million in the three months ended March 31, 2008. Lower sales volumes drove $85.3 million of this decrease across both of our segments, while currency impacts decreased cost of sales by $8.6 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. These cost of sales decreases were offset by a $7.2 million charge recorded under the provisions of SFAS No. 151, which was attributable to adjustments of fixed production overheads to the costs of conversion based on normal capacity versus actual levels, due to production levels below normal capacity in the first quarter. Further, higher raw material and production costs, including utilities, coupled with changes in product mix, increased operating expenses $6.7 million for the first quarter of 2009 compared to the first quarter of 2008.

Gross profit of $32.1 million in the three months ended March 31, 2009 represented a $76.0 million, or 70.3%, decrease from gross profit of $108.1 million in the three months ended March 31, 2008. Gross margin decreased to 24.0% of net sales, from 37.3% in the three months ended March 31, 2008.

Research and development expenses decreased $0.2 million, or 8.7%, to $2.1 million in the three months ended March 31, 2009 compared to $2.3 million in the three months ended March 31, 2008.

Selling and administrative expenses was $21.6 million for the three months ended March 31, 2009 compared to $22.6 million for the three months ended March 31, 2008. This decrease was caused by lower sales commissions as a result of lower sales and the impact of cost-saving measures enacted by the company, offset slightly by higher bad debt costs.

Other (income) expense, net was income of $5.5 million in the three months ended March 31, 2009 compared to expense of $21.0 million in three months ended March 31, 2008. The primary driver of this change related to currency gains and losses. Currency gains in the three months ended March 31, 2009 were $6.4 million, compared to a loss of $15.5 million in the same period in 2008. These currency gains are primarily the result of our euro-denominated inter-company loans between GrafTech Finance and some of our foreign subsidiaries, caused by the strengthening of the US dollar compared to the Euro during the quarter. During the three months ended March 31, 2008, we incurred expenses of $4.7 million for the loss from the extinguishment of debt related to the redemption of $125 million of our Senior Notes. We did not have any such losses for the three months ended March 31, 2009.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents an analysis of interest expense:

	For the Three Months Ended March 31,
	2008	2009
	(Dollars in thousands)
Interest incurred on debt	$4,831	$1,264
Amortization of fair value adjustments for terminated hedge instruments	(71)	(13)
Amortization of debt issuance costs	625	345
Amortization of premium on Senior Notes	(14)	(3)
Amortization of discount on Debentures	2,205	—
Interest incurred on other items	74	54

Total interest expense	$7,650	$1,647

Average total debt outstanding (long-term debt and the outstanding Revolver) was $65.2 million in the three months ended March 31, 2009 as compared to $381.6 million in the three months ended March 31, 2008. The average annual interest rate for these instruments, excluding amortization of issue costs and other similar non-cash items, was 5.0% in the three months ended March 31, 2009 as compared to 4.6% in the three months ended March 31, 2008.

Provision for income taxes was a charge of $5.2 million for the three months ended March 31, 2009 and $18.1 million for the three months ended March 31, 2008. The effective tax rates were 37.9% and 31.9% for the 3 months ended March 31, 2009 and 2008 respectively. The increase in the effective tax rate is due primarily due to jurisdictional shifts of income, and changes in the utilization of attributes and related changes to valuation allowances.

As a result of the matters described above, net income was $8.5 million in the three months ended March 31, 2009 as compared to $36.7 million in the three months ended March 31, 2008.

Segment net sales. The following table represents our net sales by segment for the three months ended March 31, 2008 and 2009:

	For the Three Months Ended March 31,
	2008	2009
	(Dollars in thousands)
Industrial materials	$248,289	$104,521
Engineered solutions	41,713	29,505

Total net sales	$290,002	$134,026

Our analysis of the percentage change in net sales for industrial materials and engineered solutions is set forth in the following table:

	Volume	Price/Mix	Currency	Net Change
Industrial materials	(62%)	6%	(2%)	(58%)
Engineered solutions	(31%)	5%	(3%)	(29%)

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net sales for the industrial materials segment decreased significantly in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to the sharp fall in demand for steel resulting from the global economic crisis and destocking of inventories by our steel customers. Currency rate fluctuations also had a negative impact on sales, driven by the strengthening of the US dollar compared to the Euro. These decreases were offset slightly by an increase in price/mix.

Net sales for engineered solutions decreased in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to lower volumes across virtually all of our engineered solutions products. Currency rate fluctuations also had a negative impact on sales, driven by the strengthening of the US dollar compared to the Euro. These decreases were offset slightly by an increase in price/mix, primarily related to our advanced graphite materials products.

Segment operating net income. The following table represents our operating income by segment for the three months ended March 31, 2008 and 2009:

	For the Three Months Ended March 31,
	2008	2009
	(Dollars in thousands)
Industrial materials	$74,665	$6,788
Engineered solutions	8,428	1,635

Total operating income	$83,093	$8,423

Our analysis of the percentage change in segment operating costs and expenses for industrial materials and engineered solutions is set forth in the following table:

	Operating Expenses For the Three Months Ended March 31,
	(Percentage of sales)
	2008	2009	Change
Industrial materials	70%	94%	24%
Engineered solutions	80%	95%	15%

Industrial materials segment operating costs and expenses as a percentage of sales for increased 24 percentage points in the three months ended March 31, 2009. However, total operating costs and expenses for this segment decreased $75.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Operating expenses for this segment declined primarily due to lower sales volumes, which decreased costs by $77.3 million for the entire segment. The strengthening of the US Dollar across certain currencies, decreased costs an additional $7.6 million. Selling, general, administrative and other overhead costs, including corporate expenses, decreased by $2.8 million, driven primarily by lower sales commissions as a result of decreased sales during the three months ended March 31, 2009. These cost decreases were partially offset by a $7.2 million charge related to SFAS No. 151. Increased raw material and production costs, coupled with product mix changes, resulted in an additional $4.6 million increase to operating expenses in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Engineered solutions segment operating costs and expenses as a percentage of sales increased by 15 percentage points to 95%. However, total segment operating costs and expenses decreased by $5.4 million. This decline was primarily the result of lower sales volumes, which decreased operating costs by $8.1 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The strengthening of the US Dollar across certain currencies, primarily the Euro, decreased costs by an additional $1.0 million. These decreases in costs were partially offset by raw material and production costs increases, coupled with product mix changes, which resulted in a $3.0 million increase to operating expenses. Other production costs, including selling, general, administrative and corporate expenses, increased by $0.7 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

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

During the three months ended March 31, 2009, the average exchange rate of the Brazilian Real, the Euro, Mexican Peso and the South African Rand weakened compared to the US dollar approximately 25%, 13%, 25% and 24%, respectively, as compared to the same period in 2008.

In the case of net sales of industrial materials, the impact of these events was a decrease of about $4.8 million in the three months ended March 31, 2009 as compared to an increase of $10.4 million in the three months ended March 31, 2008. In the case of cost of sales of industrial materials the impact of these events was a decrease of $10.0 million in the three months ended March 31, 2009 as compared to an increase of $9.7 million in the three months ended March 31, 2008.

We have non-dollar-denominated intercompany loans between GrafTech Finance and certain of our foreign subsidiaries. At December 31, 2008 and March 31, 2009, the aggregate principal amount of these loans was $558.4 million and $533.8 million, respectively (based on currency exchange rates in effect at such dates). These loans are subject to remeasurement gains and losses due to changes in currency exchange rates. Certain of these loans had been deemed to be essentially permanent prior to settlement and, as a result, remeasurement gains and losses on these loans were recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. The loans remaining are deemed to be temporary and, as a result, remeasurement gains and losses on these loans are recorded as currency gains / losses in other income (expense), net, on the

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Statements of Operations. For the three months ended March 31, 2008 and 2009, we had a net total of $15.5 million of currency losses and $6.4 million of currency gains, respectively, due to the remeasurement of intercompany loans and the effect of transaction gains and losses related to foreign subsidiaries whose functional currency is the US dollar. To manage certain exposures to specific financial market risks caused by changes in currency exchange rates, we may use various financial instruments as described under “Item 3–Quantitative and Qualitative Disclosures about Market Risk.”

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

Our sources of funds have consisted principally of cash flow from operations and debt and equity financings. Our uses of those funds (other than for operations) have consisted principally of capital expenditures, our equity investment in a non-consolidated subsidiary, payment of restructuring costs, pension and post-retirement contributions, debt reduction payments and payments of other obligations. As of March 31, 2009, we have several obligations accrued that will utilize a material amount of such funds. These obligations include our employee incentive compensation payout of approximately $22.1 million, which has been paid during the second quarter of 2009 ($3.8 million of which was paid in stock).

At March 31, 2009, we had total long-term debt of $65.4 million, cash and cash equivalents of $6.1 million and a stockholders’ equity of $497.0 million.

As part of our cash management activities, we manage accounts receivable credit risk, collections, and accounts payable vendor terms to maximize our free cash at any given time and minimize accounts receivable losses. During three months ended March 31 2009 certain subsidiaries sold receivables totaling $13.8 million. Proceeds of the sale of receivables were used to reduce debt and fund operations. If we had not sold such receivables, our accounts receivable would have been about $25.4 million higher at December 31, 2008 and about $9.5 million higher at March 31, 2009. All such receivables sold during 2008 and 2009 were sold without recourse, and no amount of accounts receivable sold remained on the Consolidated Balance Sheet at March 31, 2009.

Lower sales volumes for our products and reduced credit quality of our customers may limit the amount of receivables that we sell in the future. We expect a negative cash impact of approximately $15 - $20 million as we sell fewer receivables during the first half of 2009. Our current receivable sales facility automatically renews for one year periods on June 30, 2009 and each year thereafter unless a termination notice is sent by either party 30 days prior to this date.

During the second half of 2008, we entered into a supply chain financing arrangement with a financing party. Under this arrangement, we essentially assigned our rights to purchase needle coke from our supplier to the financing party. The financing party purchases the product from our supplier under the standard payment terms and then immediately resells it to us under longer payment

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

terms. The financing party pays the supplier the purchase price for the product and then we pay the financing party. Our payment for this needle coke will include a mark up (the “Mark-Up”). The Mark-Up is subject to quarterly reviews. In effect, we have a longer period of time to pay the financing party than by purchasing directly from the supplier which helps us maintain a balanced cash conversion cycle between inventory payments and the collection of receivables. During the three months ended March 31, 2009, we purchased $5.4 million of needle coke under this arrangement, and made payments of $50.6 million related to purchases in 2008, including $0.6 million related to the Mark-Up.

Lower demand for our products may continue to diminish our need for needle coke. As such, we may not utilize this financing arrangement to the full extent allowed under the agreement. This agreement is subject to termination 90 days after notice is sent by either party.

In the event that operating cash flow, the sales of receivables and the financing of needle coke purchases fail to provide sufficient liquidity to meet our business needs, including capital expenditures, we anticipate that any such shortfall would be made up by increased borrowings available under our Revolving Facility.

We use cash and cash equivalents, cash flow from operations, funds from receivable factoring arrangements and funds available under the Revolving Facility (subject to continued compliance with the financial covenants and representations under the Revolving Facility) as well as cash on hand as our primary sources of liquidity. The Revolving Facility is secured and provides—subject to certain conditions (including a maximum senior secured leverage ratio test)—for maximum borrowings of up to $215.0 million. Additionally, the facility has an accordion feature that permits GrafTech Finance to establish incremental credit facilities thereunder in an aggregate amount, together with the Revolving Facility, of up to $425 million, if certain additional conditions are met (including a maximum senior secured leverage ratio test). Although we are currently in compliance with such additional conditions, given the current economic environment, we are uncertain if we would be able to fully utilize this feature. Eleven banks are participants in our credit facility. All of these eleven banks currently have S&P ratings of A- or better. Based on these ratings, we do not foresee a significant risk that our availability under this current facility may be reduced due to the financial positions of the lenders. Also, our Revolving Facility will mature in July 2010. We believe that our credit and economic conditions will reasonably allow us to extend or refinance the Revolving Facility before such date. However, we cannot assure that we will be able to do so, or that the conditions of such refinancing will be comparable to current conditions, especially if financial markets conditions will deteriorate further.

At March 31, 2009, $45.0 million was drawn from the facility, and $153.8 million was available (after consideration of outstanding revolving and swingline loans of $7.3 million and letters of credit of $8.9 million). It is possible that our future ability to borrow under the Revolving Facility may effectively be less because of the impact of additional borrowings upon our compliance with the maximum net senior secured debt leverage ratio permitted or minimum interest coverage ratio required under the Revolving Facility.

We also have approximately $100 million of working capital liquidity available to us through our factoring and supply chain financing arrangements currently in place. However, we may be unable to fully utilize this amount due to lower accounts receivable balances, reduce credit ratings of our customers, or decreased inventory purchases.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2009, we had a corporate S&P rating of BB- and a Moody’s rating of Ba2. However, continued deterioration of the current economic environment, the termination of our accounts receivable factoring program or the termination of our supply chain financing agreement may result in higher borrowings on our Revolving Facility, which could negatively impact our rating.

At March 31, 2009, we were in compliance with all applicable financial and other covenants contained in the Senior Notes and the Revolving Facility. These covenants include maintaining an interest coverage ratio of at least 1.75 and a maximum senior secured leverage ratio of 2.25 based on a rolling average of the prior four quarters. Based on expected operating results and expected cash flows, we expect to be in compliance with these covenants over the next twelve months. If we were to believe that we would not continue to comply with these covenants, we would seek an appropriate waiver or amendment from the lenders thereunder. We cannot assure you that we would be able to obtain such waiver or amendment on acceptable terms or at all.

At March 31, 2009, the Revolving Facility had an effective interest rate of 2.7% and our $19.9 million principal amount of Senior Notes had a fixed rate of 10.25%. At March 31, 2009, 74% (or $57.3 million) of our total debt consists of variable rate obligations.

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

Cash Flow and Plans to Manage Liquidity. Our business strategies include efforts to enhance our capital structure by further reducing our gross obligations. Further, we have placed a high priority on accelerating the amount and speed of cash generated every day. Our efforts include leveraging our global manufacturing network by driving higher productivity from our existing assets, accelerating commercialization initiatives across all of our businesses and realizing other global efficiencies. In addition, we may continue to redeem, exchange or repurchase Senior Notes as described below.

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer order patterns, fluctuations in working capital requirements, and other factors, including our incentive compensation program payout in the second quarter of 2009.

We expect cash flow from operations to be positively impacted by reduced cash interest payments of about $14 million, on an annual basis compared to 2008, related to our reduced Senior Note obligations and the retirement during 2008 of the Debentures, lower inventory and accounts receivable balances, and decreases in cash outlays for restructuring activities. We expect our cash flow from operations to be negatively impacted by lower sales, increased interest expense related to higher Revolving Facility draws, higher raw material prices, the payment of certain international deferred taxes, post retirement contributions, and severance payments.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our debt and other obligations could have a material impact on our liquidity. Cash flow from operations and borrowings under our Revolving Facility services payment of our debt and other obligations, including our incentive compensation program payout in the second quarter of 2009, thereby reducing funds available to us for other purposes. Although our current debt level is relatively low, continued or further downturns in the global economy may require increased borrowings under our Revolving Facility, particularly if our accounts receivable and supply chain financing arrangements are terminated or the level of our receivables or purchases do not result in borrowing capacity under such arrangements. Such downturns could significantly negatively impact our results of operations and cash flows, which, coupled with increased borrowings, could negatively impact our credit ratings, our ability to comply with debt covenants, our ability to secure additional financing and the cost of such financing, if available.

Based on expected operating results and expected cash flows, we expect to be in compliance with applicable financial covenants in 2009.

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

We may continue from time to time and at any time to redeem or to repurchase Senior Notes in open market or privately negotiated transactions, opportunistically on terms that we believe to be favorable. We did not repurchase any Senior Notes during the three months ended March 31, 2009. During the three months ended March 31, 2008, we redeemed a total of $125 million of our Senior Notes. These purchases were, and any future purchases may be, effected for cash (from cash and cash equivalents, borrowings under the Revolving Facility or new credit facilities, or proceeds from sale of debt or equity securities or assets), in exchange for common stock or other equity or debt securities, or a combination thereof. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets. Any such transactions may, individually or in the aggregate, be material.

We occasionally enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure, as described under “Quantitative and Qualitative Disclosure about Market Risks” in this Report. At March 31, 2009, these contracts represented a liability of $1.4 million.

During the three months ended March 31, 2009, we entered into foreign currency exchange contracts to hedge our exposure against the Mexican Peso and the Brazilian Real. At March 31, 2009, there contracts represented an asset of $0.2 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Provided by Operating Activities. Cash flow provided by operating activities was $14.3 million in the three months ended March 31, 2009 as compared to $67.2 million in the three months ended March 31, 2008, a decrease of $52.9 million.

Cash provided by net income, after adding back the effect of non-cash items, was $15.6 million for the three months ended March 31, 2009. Non-cash charges included $8.0 million of depreciation and amortization, $1.4 million related to post-retirement and pension changes, $0.3 million on non-cash interest expense, $1.7 million of deferred income taxes and stock based compensation of $0.5 million. Non-cash income for the three months ended March 31, 2009 included $1.2 million of equity in earnings of our non-consolidated affiliate and $5.5 million of other charges. Currency gains, driven by the strengthening US Dollar, represented non-cash income of $9.2 million. During the three months ended March 31, 2009, we received $0.1 million in dividends from our non-consolidated affiliate, and had a net increase in long term assets and liabilities of $3.0 million.

Changes in working capital provided cash of $1.6 million for the three months ended March 31, 2009. This source of cash was primarily related to a $53.2 million decrease in accounts receivable, net of factoring of $15.9 million, a decrease in inventory of $4.0 million and a $0.4 million decrease in prepaid and other assets. These sources of cash were offset by a $55.6 million decrease in accounts payable and accrued expenses and a $0.5 million decrease in interest payable.

Cash provided by net income, after adding back the effect of non-cash items, was $70.7 million for the three months ended March 31, 2008. Non-cash charges included $8.6 million of depreciation and amortization, $16.2 million of foreign currency losses from inter-company loans, $3.0 million in interest expense, $1.2 million of stock based compensation expense, $4.1 million net of other items, and a $0.9 million change in deferred income taxes. Changes in working capital used cash flow of $5.7 million for the three months ended March 31, 2008, due primarily to a $4.7 million decrease in accounts receivable, including the effects of factoring, a $3.5 million decrease in inventories, a $0.9 million decrease in prepaid assets, and a $7.0 million decrease in accounts payable and accrued expenses. Restructuring payments used cash of $0.1 million, and a decrease in interest payable represented a $7.7 million use of cash.

Cash Flow Used in Investing Activities. Cash flow used in investing activities was $13.0 million in the three months ended March 31, 2009 and $9.3 million in the three months ended March 31, 2008. Capital expenditures amounted to $12.6 million for the three months ended March 31, 2009 and $9.4 million for the three months ended March 31, 2008 and related primarily to industrial materials productivity and production stability initiatives and other essential capital maintenance. During the three months ended March 31, 2009, we spent $0.4 million related to derivative instruments, compared to a source of cash of $0.2 million in the three months ended March 31, 2008.

Cash Flow Used in Financing Activities. Cash flow used in financing activities was $6.5 million in the three months ended March 31, 2009 compared to $105.6 million during three months ended March 31, 2008. During the three months ended March 31, 2009, we borrowed a net $15.0 million under the Revolving Facility. We used these borrowings primarily to fund increases in working capital and capital expenditures. Cash from other short-term borrowings, which related primarily to bank overdrafts at our international locations and amounts owed to our factoring principal related to collections from customers that were not yet remitted at March 31, 2009 under our current accounts receivable factoring arrangement, totaled $3.6 million for the three months ended

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2009. These cash inflows were offset by net payments made under our supply chain financing arrangement of $24.7 million, and $0.3 million of payments which reduced our long-term financing obligation related to the sale of our Vyazma, Russia facility during 2007.

During the three months ended March 31, 2008, we redeemed $125 million of our Senior Notes, and borrowed net $3.9 million under the Revolving Facility. Other short-term borrowings, totaled $15.9 million for the three months ended March 31, 2008. The excess tax benefit from stock-based compensation was $0.1 million for the three months ended March 31, 2008. We also purchased $1.0 million of treasury shares during the three months ended March 31, 2008.

Restrictions on Dividends and Stock Repurchases

A description of the restrictions on our ability to pay dividends and our ability to repurchase common stock is set forth under “Item 5 – Dividend Policies and Restrictions” in the Annual Report and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

Recent Accounting Pronouncements

A description of recent accounting pronouncements is set forth under “New Accounting Standards” in Note 2 of the Notes to the Consolidated Financial Statements contained in this Report, and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

Description of Our Financing Structure

A description of the Revolving Facility, the Senior Notes and the Debentures is set forth under Note 7 in the Annual Report, and such description is incorporated herein by reference.

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

Currency Rate Management. We enter into foreign currency instruments from time to time to attempt to manage exposure to changes in currency exchange rates. These foreign currency instruments, which include, but are not limited to, forward exchange contracts and purchased currency options, attempt to hedge global currency exposures, net, relating to non-dollar denominated debt and identifiable foreign currency receivables, payables and commitments held by our foreign and domestic subsidiaries. Forward exchange contracts are agreements to exchange different currencies at a specified future date and at a specified rate. Purchased foreign currency options are instruments, which give the holder the right, but not the obligation, to exchange different currencies at a specified rate at a specified date or over a range of specified dates. The result is the creation of a range in which a best and worst price is defined, while minimizing option cost. Forward exchange contracts and purchased currency options are carried at market value. The outstanding contracts at March 31, 2009 and December 31, 2008 represented an unrealized gain of $0.2 million.

PART I (CONT’D)

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commercial Energy Rate Management. We periodically enter into natural gas derivative contracts and short duration fixed rate purchase contracts to effectively fix some or all of our natural gas cost exposure. The outstanding contracts at December 31, 2008 represented an unrealized loss of $1.5 million. The outstanding contracts at March 31, 2009 represented an unrealized loss of $1.4 million.

Sensitivity Analysis. We used a sensitivity analysis to assess the potential effect of changes in currency exchange rates on gross margin and changes in interest rates on interest expense. Based on this analysis, a hypothetical 10% weakening or strengthening in the dollar across all other currencies would have changed our reported gross margin for the three months ended March 31, 2009 by about $2.7 million. Based on this analysis, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by $0.1 million for the three months ended March 31, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level as of March 31, 2009.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

GRAFTECH INTERNATIONAL LTD. AND SUBSIDIARIES

Item 1. Legal Proceedings

This information required in response to this Item is set forth under “Contingencies” in Note 15 to the Notes to Consolidated Financial Statements contained in this Report, and such description is incorporated herein by reference.

Item 6. Exhibits

The exhibits listed in the following table have been filed as part of this Report.

Exhibit Number	Description of Exhibit
10.1	Form of Performance Share Award Agreement

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFTECH INTERNATIONAL LTD.

Date: April 30, 2009	By:	/s/ Mark R. Widmar
Mark R. Widmar
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Form of Performance Share Award Agreement

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act by Mark R. Widmar, Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig S. Shular, Chief Executive Officer, President and Chairman of the Board.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark R. Widmar, Vice President and Chief Financial Officer.